Form 10-Q
period 2000-06-30
EQUINIX INC
filed 2000-07-20
CIK 1101239

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                           -------------------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

   For the transition period from              to

                       Commission File Number 333-93749

                                 EQUINIX, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                              77-0487526
       (State of incorporation)         (I.R.S. Employer Identification No.)

              901 Marshall Street, Redwood City, California 94063

         (Address of principal executive offices, including ZIP code)

                                (650) 298-0400
             (Registrant's telephone number, including area code)

                                     None
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports) Yes  X   No    and (2) has been
subject to such filing requirements for the past 90 days. Yes   .  No X .

   The number of shares outstanding of the Registrant's Common Stock as of June 30, 2000 was 13,068,709.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 EQUINIX, INC.

                                     INDEX

                                                                           Page
                                                                           No.


Part I. Financial Information


 Item 1. Condensed Consolidated Balance Sheets as of June 30, 2000 and
         December 31, 1999..............................................     3

         Condensed Consolidated Statements of Operations for the Three
         and Six Months Ended June 30, 2000 and 1999....................     4

         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 2000 and 1999............................     5

         Notes to Condensed Consolidated Financial Statements...........     6

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    14

 Item 3. Qualitative and Quantitative Disclosure About Market Risk......    27


Part II. Other Information


 Item 1. Legal Proceedings..............................................    28

 Item 2. Changes in Securities and Use of Proceeds......................    28

 Item 3. Defaults Upon Senior Securities................................    29

 Item 4. Submission of Matters to a Vote of Security Holders............    30

 Item 5. Other Information..............................................    30

 Item 6. Exhibits and Reports on Form 8-K...............................    31

 Signature...............................................................   33

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                          EQUINIX, INC. AND SUBSIDIARY

                     Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                        June 30,   December 31,
                                                          2000         1999
                                                       ----------- ------------
                                                       (unaudited)
                        Assets
Current assets:
 Cash and cash equivalents............................  $148,940     $203,165
 Short-term investments...............................    10,373       19,809
 Accounts receivable, net.............................     2,327          178
 Current portion of restricted cash and short-term
  investments.........................................    26,817       25,111
 Prepaids and other current assets....................     1,640        1,597
                                                        --------     --------
  Total current assets................................   190,097      249,860
Property and equipment, net...........................    63,192       28,444
Construction in progress..............................   174,549       18,312
Restricted cash and short-term investments, less
 current portion......................................    11,683       13,498
Debt issuance costs, net..............................     7,576        7,125
Other assets..........................................     3,375        2,707
                                                        --------     --------
  Total assets........................................  $450,472     $319,946
                                                        ========     ========
 Liabilities, Redeemable Convertible Preferred Stock
          and Stockholders' Equity (Deficit)
Current liabilities:
 Accounts payable and accrued expenses................  $  8,838     $  4,143
 Accrued construction costs...........................    49,105        9,772
 Current portion of debt facilities and capital lease
  obligations.........................................     4,687        4,395
 Accrued interest payable.............................     2,622        2,167
 Other current liabilities............................     1,069          205
                                                        --------     --------
  Total current liabilities...........................    66,321       20,682
 Debt facilities and capital lease obligations, less
  current portion.....................................     8,082        8,808
 Senior notes.........................................   184,929      183,955
 Other liabilities....................................     2,532          802
                                                        --------     --------
  Total liabilities...................................   261,864      214,247
                                                        --------     --------
Redeemable convertible preferred stock................   191,580       97,227
Stockholders' equity (deficit):
 Common stock.........................................        13           12
 Additional paid-in capital...........................   113,964       43,962
 Deferred stock-based compensation....................   (50,281)     (13,706)
 Accumulated other comprehensive income (loss)........       (38)          14
 Accumulated deficit..................................   (66,630)     (21,810)
                                                        --------     --------
  Total stockholders' equity (deficit)................    (2,972)       8,472
                                                        --------     --------
  Total liabilities, redeemable convertible preferred
   stock and stockholders' equity (deficit)...........  $450,472     $319,946
                                                        ========     ========

     See accompanying notes to condensed consolidated financial statements.

                          EQUINIX, INC. AND SUBSIDIARY

                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)

                                        Three months ended   Six months ended
                                             June 30,            June 30,
                                        -------------------- -----------------
                                          2000       1999      2000     1999
                                        ---------  --------- --------  -------
                                                    (unaudited)
Revenues............................... $     892  $    --   $  1,028  $   --
 Costs and operating expenses:
  Cost of revenues (excludes stock-
   based compensation of $108 and $8
   for the three months ended June 30,
   2000 and 1999, respectively, and
   $214 and $8 for the six months ended
   June 30, 2000 and 1999,
   respectively).......................     5,194       297     8,409      340
  Sales and marketing (excludes stock-
   based compensation of $1,612 and $39
   for the three months ended June 30,
   2000 and 1999, respectively, and
   $2,970 and $68 for the six months
   ended June 30, 2000 and 1999,
   respectively).......................     2,580       536     5,738      651
  General and administrative (excludes
   stock-based compensation of $4,828
   and $702 for the three months ended
   June 30, 2000 and 1999,
   respectively, and $6,846 and $1,048
   for the six months ended June 30,
   2000 and 1999, respectively)........    11,087     1,498    15,323    2,384
  Stock-based compensation.............     6,548       749    10,030    1,124
                                        ---------  --------  --------  -------
 Total costs and operating expenses....    25,409     3,080    39,500    4,499
                                        ---------  --------  --------  -------
 Loss from operations..................   (24,517)   (3,080)  (38,472)  (4,499)
  Interest income......................     3,870        66     7,532      172
  Interest expense.....................    (6,164)     (106)  (13,880)    (138)
                                        ---------  --------  --------  -------
 Net loss.............................. $ (26,811) $ (3,120) $(44,820) $(4,465)
                                        =========  ========  ========  =======
 Historical net loss per share:
  Basic and diluted.................... $   (2.62) $  (1.90) $  (4.45) $ (2.78)
                                        =========  ========  ========  =======
  Weighted average shares..............    10,241     1,644    10,063    1,607
                                        =========  ========  ========  =======
 Pro forma net loss per share:
  Basic and diluted.................... $   (0.56) $  (0.15) $  (0.98) $ (0.22)
                                        =========  ========  ========  =======
  Weighted average shares..............    47,487    20,341    45,907   19,871
                                        =========  ========  ========  =======

     See accompanying notes to condensed consolidated financial statements.

                          EQUINIX, INC. AND SUBSIDIARY

                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                    Six months ended June 30,
                                                    ---------------------------
                                                        2000           1999
                                                    -------------  ------------
                                                           (unaudited)
Cash flows from operating activities:
 Net loss.........................................  $     (44,820) $     (4,465)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation....................................          3,610           136
  Amortization of deferred stock-based
   compensation...................................         10,030         1,123
  Amortization of senior note discount............            974           --
  Amortization of debt facilities and capital
   lease obligation discount......................            371            88
  Amortization of debt issuance costs.............            550           --
  Amortization of sales acquisition costs.........            302           --
  Amortization of rent discount...................             77           --
  Changes in operating assets and liabilities:
   Accounts receivable............................         (2,149)          --
   Prepaids and other current assets..............            (43)            1
   Other assets...................................           (792)         (297)
   Accounts payable and accrued expenses..........          3,944           889
   Accrued interest payable.......................            456           --
   Other current liabilities......................            864            82
   Other liabilities..............................          1,729           --
                                                    -------------  ------------
    Net cash used in operating activities.........        (24,897)       (2,443)
                                                    -------------  ------------
Cash flows from investing activities:
 Purchase of short-term investments...............        (16,137)       (2,233)
 Sales and maturities of short-term investments...         25,520         5,122
 Purchases of property and equipment..............        (35,111)       (1,395)
 Additions to construction in progress............       (138,804)       (7,597)
 Accrued construction costs.......................         39,333         6,065
 Purchase of restricted cash and short-term
  investments.....................................        (12,890)          --
 Sale of restricted cash and short-term
  investments.....................................         13,000           --
                                                    -------------  ------------
    Net cash used in investing activities.........       (125,089)          (38)
                                                    -------------  ------------
Cash flows from financing activities:
 Proceeds from issuance of common stock...........            253           --
 Proceeds from exercise of stock options..........          2,222           172
 Proceeds from issuance of debt facilities and
  capital lease obligations.......................          1,929           --
 Repayment of debt facilities and capital lease
  obligations.....................................         (2,735)          --
 Repurchase of common stock.......................            (11)          --
 Proceeds from issuance of redeemable convertible
  preferred stock, net............................         94,353           --
 Debt issuance costs..............................           (250)        2,000
                                                    -------------  ------------
    Net cash provided by financing activities.....         95,761         2,172
                                                    -------------  ------------
Net decrease in cash and cash equivalents.........        (54,225)         (309)
Cash and cash equivalents at beginning of period..        203,165         4,165
                                                    -------------  ------------
Cash and cash equivalents at end of period........       $148,940  $      3,856
                                                    =============  ============
 Noncash financing and investing activities:
  Cash paid for taxes.............................  $         --   $        --
                                                    =============  ============
  Cash paid for interest..........................  $      13,674  $        --
                                                    =============  ============
 Noncash financing and investing activities:
  Preferred stock warrants issued for financing
   commitments....................................  $         --   $      1,335
                                                    =============  ============
  Common stock warrants issued for services.......  $      16,339  $        --
                                                    =============  ============
  Revaluation of common stock warrants issued for
   services.......................................  $       4,596  $        --
                                                    =============  ============
  Unrealized depreciation on investments..........  $         (52) $        --
                                                    =============  ============
  Assets recorded under capital lease.............  $         383  $        --
                                                    =============  ============
  Deferred compensation on grants of stock
   options........................................  $      48,412  $      5,547
                                                    =============  ============

     See accompanying notes to condensed consolidated financial statements.

                                 EQUINIX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. ("Equinix" or the "Company") and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods presented. The balance sheet at December 31, 1999 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Equinix's Amendment No. 1 to Form S-1 for the year ended December 31, 1999 as filed with the SEC on July 19, 2000. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2. Restricted Cash and Short-Term Investments

   In May 2000, the Company posted a letter of credit in the amount of $10.0 million related to the iStar lease (see Note 7).

   In June 2000, the Company made its first interest payment of $13.0 million on the Senior Notes from our restricted cash and short-term investment accounts.

3. Property and Equipment

   Property and equipment is comprised of the following (in thousands):

                                                         June 30,   December 31,
                                                           2000         1999
                                                        ----------- ------------
                                                        (unaudited)
   Leasehold improvements..............................   $44,292     $16,664
   IBX plant and machinery.............................     8,895       8,236
   Computer equipment and software.....................    11,012       3,126
   IBX equipment.......................................     2,238         659
   Furniture and fixtures..............................       979         373
                                                          -------     -------
                                                           67,416      29,058
   Less accumulated depreciation.......................    (4,224)       (614)
                                                          -------     -------
                                                          $63,192     $28,444
                                                          =======     =======

   Leasehold improvements, certain computer equipment, software and furniture and fixtures recorded under capital leases aggregated $1,044,000 and $661,000 as of June 30, 2000 and December 31, 1999, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense.

   Included within leasehold improvements is the value attributed to the earned portion of the WorldCom Warrant and Bechtel Warrant totaling $3,577,000 and $300,000, respectively, as of June 30, 2000 and $330,000 and none, respectively, as of December 31, 1999. Amortization on such warrants within leasehold improvements is included in depreciation expense.

                                 EQUINIX, INC.

4. Construction in Progress

   Construction in progress includes direct and indirect expenditures for the construction of IBX centers and is stated at original cost. The Company has contracted out substantially all of the construction of the IBX centers to independent contractors under construction contracts. Construction in progress includes certain costs incurred under a construction contract including project management services, site identification and evaluation services, engineering and schematic design services, design development and construction services and other construction-related fees and services. In addition, the Company has capitalized certain interest costs during the construction phase. Once an IBX center becomes operational, these capitalized costs are depreciated at the appropriate rate consistent with the estimated useful life of the underlying asset.

   Included within construction in progress is the value attributed to the unearned portion of warrants issued to certain fiber carriers and our contractor totaling $21,271,000 as of June 30, 2000 and $4,136,000 as of December 31, 1999.

   Interest incurred is capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, Capitalization of Interest Costs. Total interest cost incurred and total interest capitalized during the three and six months ended June 30, 2000, was $7,938,000; $1,774,000; $15,847,000 and
$1,967,000, respectively. No interest was capitalized for the three and six months ended June 30, 1999.

5. Redeemable Convertible Preferred Stock

   In May 2000, the Company amended and restated its Certificate of Incorporation to change the authorized share capital to 43,000,000 shares of redeemable convertible preferred stock, of which 20,000,000 has been designated as Series A, 16,000,000 has been designated as Series B and 7,000,000 has been designated as Series C.

   In May and June 2000, the Company completed the closing of the Series C redeemable convertible preferred stock financing. The Company raised approximately $94.4 million and issued 6,262,161 shares of Series C redeemable convertible preferred stock. The rights, preferences and privileges of the Series C redeemable convertible preferred stock are consistent with those outlined for Series A and B in the Company's audited December 31, 1999 financial statements and footnotes (see Note 1) except as follows:

    . Dividends are payable at a rate of $1.21 per share

    . Holders have a liquidation preference of $15.08 per share plus all declared but unpaid dividends.

6. Stockholders' Equity

 Common Stock

   In May 2000, the Company amended and restated its Certificate of Incorporation to change the authorized share capital to 80,000,000 shares of common stock.

   In May 2000, the board of directors agreed to waive the repurchase right with respect to one of its founder's unvested shares.

                                 EQUINIX, INC.

 Stock Plans

   In May 2000, the Company's stockholders approved an amendment to the 1998 Stock Plan increasing the aggregate number of common shares available for issuance over the term of the Plan by 3,000,000 to a total of 15,012,810 shares.

   A summary of the 1998 Stock Plan activity is as follows:

                                                                Weighted-average
                                                      Shares     Exercise price
                                                     ---------  ----------------
   Outstanding at December 31, 1999................. 2,780,988       $0.64
   Granted..........................................   952,075        3.97
   Forfeited........................................  (155,594)       0.07
   Exercised........................................  (680,904)       1.05
                                                     ---------
   Outstanding at March 31, 2000.................... 2,896,565        1.67
   Granted.......................................... 5,108,850        5.12
   Forfeited........................................   (74,500)       0.47
   Exercised........................................  (478,490)       2.54
                                                     ---------
   Outstanding at June 30, 2000..................... 7,452,425        3.99
                                                     =========
   Shares available for future grant................   954,389
                                                     =========
   Exercisable at end of period.....................   115,132
                                                     =========

   During the second quarter of 2000, the Company granted additional stock options to employees to purchase 5,108,850 shares of common stock under the 1998 Stock Plan resulting in an additional deferred stock-based compensation charge of approximately $41.7 million.

   In May 2000, the board of directors approved the 2000 Equity Incentive Plan under which 5,000,000 shares of common stock have been reserved. Any shares not yet issued under the 1998 Stock Plan will also be available for grant under this plan. On each January 1, commencing with the year 2001, the number of shares in reserve will automatically increase by 6% of the total number of shares of common stock that are outstanding at that time or, if less, by 6,000,000 shares. The board has elected to extend the change in control acceleration feature of the 2000 Equity Incentive Plan to all outstanding options and unvested shares. Previously, options granted under the 1998 Stock Plan provided that vesting of the shares would accelerate only if not assumed by the acquiring entity.

                                 EQUINIX, INC.

   In May 2000, the Company adopted the employee stock purchase plan under which 1,000,000 shares have been reserved for issuance thereafter. On each January 1, the number of shares in reserve will automatically increase by 2% of the total number of shares of common stock outstanding at that time, or, if less, by 600,000 shares. The plan permits purchases of common stock via payroll deductions. The maximum payroll deduction is 15% of the employee's cash compensation. Purchases of the common stock will occur on February 1 and August 1 of each year. The price of each share purchased will be 85% of the lower of:

    . The fair market value per share of common stock on the date immediately before the first day of the applicable offering period (which lasts 24 months); or

    . The fair market value per share of common stock on the purchase date.

   The value of the shares purchased in any calendar year may not exceed
$25,000.

   In May 2000, the board of directors also adopted the 2000 directors' stock option plan and 200,000 shares of common stock were reserved for issuance under this plan. On each January 1, starting with the year 2001, the number of shares in reserve will automatically increase by 50,000 shares. Non-employee members of the board of directors will be eligible for option grants under the 2000 directors' stock option plan. Each non-employee director who joins the board after the effective date of the plan will receive an initial option of 40,000 shares. The initial options vest in four equal annual installments following the date of grant. At each annual stockholder's meeting, beginning in 2000, each non-employee director will automatically be granted an annual option for 10,000 shares of the common stock. A new non-employee director who receives the initial option will not receive the 10,000 share annual option in the same calendar year. These options vest fully on the first anniversary of the date of the grant. The exercise price of the option will be equal to the fair market value of the common stock on the option grant date. The non-employee directors' options have a 10-year term, and expire one year after a director leaves the board. Upon a change of control of the Company, the options become fully vested.

 Warrants

   In April 2000, the Company entered into a definitive agreement with a fiber carrier whereby the fiber carrier agreed to install high-bandwidth local connectivity services to a number of the Company's IBX centers in exchange for colocation space and related benefits in such IBX centers. In connection with this agreement, the Company granted the fiber carrier warrants to purchase up to 540,000 shares of the Company's common stock at $4.00 per share. The warrants are immediately exercisable and expire five years from date of grant. Warrants for 140,000 shares are immediately vested and warrants for 400,000 shares are subject to repurchase at the original exercise price if certain performance commitments are not completed by a pre-determined date. The fiber carrier is not obligated to install high-bandwidth local connectivity services and, apart from forfeiting the relevant number of warrants and colocation space, will not be penalized for not installing. The warrants were valued at $5,372,000 using the Black-Scholes option-pricing model and has been recorded initially to construction in progress until installation is complete. The following assumptions were used in determining the fair value of the warrants: deemed fair market value per share of $11.82, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.56% and a contractual life of 5 years. Under the applicable guidelines in EITF 96-18, the underlying shares of common stock associated with these warrants subject to repurchase are revalued at each balance

                                 EQUINIX, INC.

sheet date to reflect their current fair value until the performance commitment is complete. Any resulting increase in fair value of the warrant will ultimately be recorded as a leasehold improvement.

   In June 2000, the Company entered into a memorandum of understanding with COLT Telecommunications ("Colt") whereby Colt agreed to install high-bandwidth local connectivity services to a number of the Company's European IBX centers in exchange for colocation space and related benefits in such IBX centers. In connection with this agreement, the Company granted Colt warrants to purchase up to 250,000 shares of the Company's common stock at $5.33 per share. The warrants are immediately exercisable and expire five years from the date of grant. The shares are subject to repurchase at the original exercise price if certain performance commitments are not completed by a pre-determined date. Colt is not obligated to install high-bandwidth local connectivity services and, apart from forfeiting the relevant number of warrants and colocation space, will not be penalized for not installing. The warrants were valued at $2,795,000 using the Black-Scholes option-pricing model and has been recorded initially to construction in progress until installation is complete. The following assumptions were used in determining the fair value of the warrants: deemed fair market value per share of $13.58, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.23% and a contractual life of 5 years. Under the applicable guidelines in EITF 96-18, the underlying shares of common stock associated with these warrants subject to repurchase are revalued at each balance sheet date to reflect their current fair value until the performance commitment is complete. Any resulting increase in fair value of the warrant will ultimately be recorded as a leasehold improvement.

   In June 2000, the Company entered into a strategic agreement with WorldCom and UUNET, an affiliate of WorldCom (the "UUNET Strategic Agreement"), which amends, supersedes and restates the definitive agreement entered into with WorldCom in November 1999 and the related WorldCom Warrant. Under the UUNET Strategic Agreement, WorldCom agreed to install high-bandwidth local connectivity services and UUNET agreed to provide high-speed data entrance facilities to a number of the Company's IBX centers in exchange for colocation services and related benefits in such IBX centers. In connection with this strategic agreement, the Company granted WorldCom Venture Fund a warrant (the "WorldCom Venture Fund Warrant") to purchase up to 650,000 shares of Company's common stock at $5.33 per share. All but 37,500 of the shares under the earlier WorldCom Warrant are immediately vested under the UUNET Strategic Agreement. The WorldCom Venture Fund Warrant is immediately exercisable and expires five years from the date of grant. The warrant is subject to repurchase at the original exercise price if certain performance commitments are not completed by a pre-determined date. WorldCom and UUNET are not obligated to install high-bandwidth local connectivity services and provide high-speed data entrance facilities, respectively, and, apart from forfeiting the relevant number of warrants and colocation space, will not be penalized for not performing. The warrant was valued at $7,255,000 using the Black-Scholes option-pricing model and has been recorded initially to construction in progress until installation is complete. The following assumptions were used in determining the fair value of the warrant: deemed fair market value per share of $13.58, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.23% and a contractual life of 5 years. Under the applicable guidelines in EITF 96-18, the underlying shares of common stock associated with this warrant subject to repurchase are revalued at each balance sheet date to reflect their current fair value until the performance commitment is complete. Any resulting increase in fair value of the warrant will ultimately be recorded as a leasehold improvement.

                                 EQUINIX, INC.

7. Operating Lease Commitments

   In April 2000, the Company entered into an operating lease agreement for its Amsterdam, The Netherlands, IBX center. The agreement is for a minimum of 15 years, with annual rent payments of 3,244,300 Dutch Guilders (approximately $1,336,300), adjusted annually according to the consumer price index (the "CPI").

   In May 2000, Equinix entered into an agreement to purchase approximately 80 acres of land in San Jose, California for approximately $82.1 million. On June 21, 2000, before the closing on this property, the Company assigned its interest in the purchase agreement to iStar San Jose, LLC ("iStar"), and, concurrently, entered into a 20-year lease with iStar for the property. Under the terms of the lease, the Company has an option to extend the lease period for an additional 60 years, in six renewal terms of ten years each, for a total lease term of 80 years. In addition, the Company has an option to purchase the property from iStar after 10 years. The total annual rent payments during years one through five are approximately $9,584,000. Beginning the sixth lease year and every five years thereafter, the rent payments will increase by the percentage increase in the CPI, but in no event will the annual cumulative increase exceed 3.5% per annum.

   Concurrent with the execution of the lease, the Company posted a letter of credit in the amount of $10.0 million. This letter of credit shall increase to $35.0 million if the Company does not meet certain financing targets. This security deposit shall be reduced on a pro rata basis based on the status of construction activity. On the tenth anniversary and every tenth year thereafter, Equinix shall have the right to purchase the property at the then fair market value, but at no less than the original purchase price.

8. Comprehensive Loss

   The components of comprehensive loss are as follows (in thousands):

                                           Three months     Six months ended
                                          ended June 30,        June 30,
                                         -----------------  -----------------
                                           2000     1999      2000     1999
                                         --------  -------  --------  -------
Net loss................................ $(26,811) $(3,120) $(44,820) $(4,465)
Unrealized gain (loss) on available for
 sale securities........................      (11)      10       (52)      10
                                         --------  -------  --------  -------
Comprehensive loss...................... $(26,822) $(3,110) $(44,872) $(4,455)
                                         ========  =======  ========  =======

   Accumulated other comprehensive loss consists of unrealized gains or losses on available-for-sale securities. There were no significant tax effects on comprehensive loss for the three and six months ended June 30, 2000 and 1999.

9. Historical and Pro Forma Net Loss per Share

   Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. Options, warrants and preferred stock were not included in the computation of diluted net loss per share because the effect would be antidilutive.

   Pro forma net loss per share has been computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of all outstanding shares of redeemable convertible preferred stock into shares of common stock as if such conversion occurred on January 1, 1999 or at the date of original issuance, if later.

                                EQUINIX, INC.

   The following table sets forth the computation of historical and pro forma basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

                                         Three months ended   Six months ended
                                              June 30,            June 30,
                                         -------------------- -----------------
                                           2000       1999      2000     1999
                                         ---------  --------- --------  -------
 Numerator:
  Net loss.............................  $ (26,811) $ (3,120) $(44,820) $(4,465)
                                         =========  ========  ========  =======
Historical:
 Denominator:
  Weighted average shares..............     16,207     6,638    15,925    6,491
  Weighted average unvested shares
   subject to repurchase...............     (5,966)   (4,994)   (5,862)  (4,884)
                                         ---------  --------  --------  -------
   Total weighted average shares.......     10,241     1,644    10,063    1,607
                                         =========  ========  ========  =======

 Net loss per share:
   Basic and diluted...................  $   (2.62) $  (1.90) $  (4.45) $ (2.78)
                                         =========  ========  ========  =======

Pro Forma:
 Denominator:
  Shares used in computing net loss per
   share, basic and diluted............     10,241     1,644    10,063    1,607
  Adjustment to reflect assumed
   conversion of redeemable convertible
   preferred stock.....................     37,246    18,697    35,844   18,264
                                         ---------  --------  --------  -------
  Shares used in computing pro forma
   net loss per share, basic and
   diluted.............................     47,487    20,341    45,907   19,871
                                         =========  ========  ========  =======
  Pro forma net loss per share, basic
   and diluted.........................  $   (0.56) $  (0.15) $  (0.98) $ (0.22)
                                         =========  ========  ========  =======

   The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated:

                                                                 June 30,
                                                           ---------------------
                                                              2000       1999
                                                           ---------- ----------
Series A redeemable convertible preferred stock........... 18,682,500 18,697,500
Series B redeemable convertible preferred stock........... 15,759,561         --
Series C redeemable convertible preferred stock...........  6,261,161         --
Series A preferred stock warrants.........................  1,245,000    795,000
Common stock warrants.....................................  2,492,245         --
Common stock options......................................  7,452,425  1,862,115

10. Segment Information

   The Company and its subsidiary are principally engaged in the design, build-out and operation of neutral IBX centers. All revenues result from the operation of these IBX centers. Accordingly, the Company considers itself to operate in a single segment. The Company's chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements.

   For the three and six months ended June 30, 2000 and 1999, all of the Company's operations and assets are based in the United States.

                                 EQUINIX, INC.

11. Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS
No. 133, as amended by SFAS No. 137, Deferral of the Effective Date of FASB Statement No. 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This statement does not currently apply to us as we do not have any derivative instruments or engage in hedging activities.

   In December 1999, the SEC issued Staff Accounting Bulletin 101, or SAB 101, Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The adoption of SAB 101 did not have a material impact on our financial position and results of operations.

   In March 2000, the FASB issued Interpretation No. 44, or FIN 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain of the conclusions of FIN 44 covering events occurring during the period after December 15, 1998 or January 12, 2000 did not have a material effect on the Company's financial position and results of operations. The Company does not expect that the adoption of the remaining conclusions will have a material effect on the financial position and results of operations.

12. Subsequent Events

   The Company is currently having discussions with a group of lenders to obtain a $100.0 million senior secured credit facility. Although the Company believes it will secure commitments for this contemplated credit facility, the Company does not know that it will receive satisfactory commitments from lenders or that the Company will be able to negotiate satisfactory terms for and ultimately enter into a credit facility. Moreover, the Company expects that the credit facility will contain financial covenants and borrowing limitations that may prevent some or all of the funds potentially available to the Company from actually becoming available. If the Company is not successful in entering into this contemplated credit facility, or if funds are not ultimately made available to the Company under this credit facility, the Company may have to obtain funds from an alternative source to pursue plans for five additional IBX centers and expansion projects. The Company is not currently pursuing any financing alternatives and does not know if any alternatives will be available.

   The Company's board of directors authorized management to file a registration statement with the Securities and Exchange Commission to permit the Company to sell shares of its common stock to the public.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Equinix's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results, Liquidity and Capital Resources" below. All forward-looking statements in this document are based on information available to Equinix as of the date hereof and Equinix assumes no obligation to update any such forward-looking statements.

                                    Overview

   Equinix designs, builds and operates neutral IBX centers where Internet businesses place their equipment and their network facilities in order to interconnect with each other to improve Internet performance. Our neutral IBX centers provide content providers, application service providers, or ASPs, and e-commerce companies with the ability to directly interconnect with a choice of bandwidth providers, Internet service providers, or ISPs, and site and performance management companies. Equinix currently has IBX centers in the Washington, D.C. metropolitan area, the New York metropolitan area and in Silicon Valley. We intend to complete construction of five additional IBX centers and several expansion projects by May 2001, resulting in a total of eight IBX centers in the U.S. and Europe. Since our inception on June 22, 1998, our operating activities have consisted primarily of designing and building our IBX centers, developing our management team and raising private equity and third party debt to fund the design and building of our IBX centers.

   We generate recurring revenues primarily from the leasing of cabinet space and the provisioning of direct interconnections between our customers. In addition, we offer value-added services and professional services including "Smart Hands" service for customer equipment installations and maintenance. Customer contracts for the lease of cabinets, interconnections and switch ports are renewable and typically range from one to three years with payments for services made on a monthly basis. We entered into our first customer contract in April 1999. In addition, we generate non-recurring revenues which are comprised of installation charges that are billed upon successful installation of our customer cabinets, interconnections and switch ports. Both recurring and non-recurring revenues are recognized ratably over the term of the contract.

   We have contracts with approximately 65 customers, many of which have signed multi-site and multi-year contracts. Assuming completion of our planned IBX projects, the full installation of the customer equipment contemplated by these contracts and no incremental interconnection revenue beyond the minimum provided for by these contracts, these contracts would provide us with monthly revenue of approximately $2.7 million. Of that amount, approximately $1.8 million does not depend upon our further construction efforts. Because we may alter our rollout schedule and we depend upon third parties to construct and connect our facilities with fiber and, accordingly, the timing of installations, we cannot predict when and whether we will realize the full value of these contracts. Moreover, many of our customer contracts can be terminated upon requisite written notice.

   Cost of revenues consist primarily of rental payments on our existing and proposed IBX centers, site employees' salaries and benefits, utility costs, amortization and depreciation of IBX center build-out costs and equipment and engineering, power, redundancy and security systems support and services. We expect that our cost of revenues will increase significantly as we continue our rollout of additional IBX centers.

   Our selling, general and administrative expenses consist primarily of costs associated with recruiting, training and managing new employees, salaries and related costs of our operations, marketing and sales, customer fulfillment and support functions costs and finance and administrative personnel and related professional fees. Our selling, general and administrative expenses, will increase significantly as we continue our rollout of additional IBX centers and expansion projects.

   We recorded deferred stock-based compensation of approximately $67.1 million in connection with stock options granted from inception through June 30, 2000, where the deemed fair value of the underlying common stock was subsequently determined to be greater than the exercise price on the date of grant. Approximately $6.5 million and $10.0 million was amortized to stock-based compensation expense for the three and six months ended June 30, 2000, respectively. Options granted are typically subject to a four year vesting period. We are amortizing the deferred stock-based compensation on an accelerated basis over the vesting periods of the applicable options in accordance with FASB Interpretation No. 28. The remaining $50.3 million of deferred stock-based compensation at June 30, 2000 will be amortized over the remaining vesting period. As a result of the cumulative effect of stock-based compensation, we expect stock-based compensation expense, which is primarily attributable to amortization of deferred stock-based compensation charges, to impact our reported results through December 31, 2004. Based on option grants through June 30, 2000, we expect stock-based compensation expense to be approximately $27.9 million for the year ending December 31, 2000.

   A key aspect of our strategy is to capitalize on our first mover advantage and to execute our rapid IBX center rollout program. The rollout of these additional IBX centers will significantly increase both fixed and operating expenses, including expenses associated with hiring, training and managing new employees, leasing and maintaining additional IBX centers, power and redundancy system engineering support and related costs, implementing security systems and related costs and depreciation.

Results of Operations

   Since our inception in June 1998, we have experienced operating losses and negative cash flows from operations in each quarter. As of June 30, 2000, we had an accumulated deficit of $66.6 million. The revenue and income potential of our business and market is unproven, and our short operating history makes an evaluation of our business and prospects difficult. There can be no assurance that we will ever achieve profitability on a quarterly or annual basis or, if achieved, sustain such profitability.

Three Months Ended June 30, 2000 and 1999

   Revenues. We recognized revenues of $892,000 for the three months ended June 30, 2000. Revenues consisted of recurring revenues of $852,000, primarily from the leasing of cabinet space, and non-recurring revenue of $40,000 related to the recognized portion of installation revenue. Installation and service fees are recognized ratably over the term of the contract. We did not offer IBX center colocation or interconnection exchange services during the three months ended June 30, 1999, and as such, no revenues were recognized during that time period.

   Cost of Revenues. Cost of revenues increased from $305,000 for the three months ended June 30, 1999 to $5.3 million for the three months ended June 30, 2000. Cost of revenues consists primarily of rental payments for our leased IBX centers, site employees' salaries and benefits, utilitiy costs, power and redundancy system engineering support services and related costs, security services and related costs and depreciation and amortization of our IBX center buildout and other equipment costs. As of June 30, 1999, we had not opened any IBX centers, but we had incurred rent and payroll related expense on the first IBX center.

   Sales and Marketing. Sales and marketing expenses increased from $575,000 for the three months ended June 30, 1999 to $4.2 million for the three months ended June 30, 2000. Sales and marketing expenses consist primarily of compensation and related costs for the sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. The increase in sales and marketing expense resulted from the addition of personnel in our sales and marketing organizations, reflecting our increased selling effort and our efforts to develop market awareness. Also included in sales and marketing for the three months ended June 30, 1999 and 2000 are $39,000 and $1.6 million, respectively, of stock-based compensation expense. We anticipate that sales and marketing expenses will increase in absolute dollars as we increase our investment in these areas to coincide with the rollout of additional IBX centers.

   General and Administrative. General and administrative expenses increased from $2.2 million for the three months ended June 30, 1999 to $15.9 million for the three months ended June 30, 2000. General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. The increase in general and administrative expenses was primarily the result of increased expenses associated with additional hiring of personnel in management, finance and administration, as well as other related costs associated with supporting the Company's expansion. Also included in general and administrative for the three months ended June 30, 1999 and 2000 are $702,000 and $4.8 million, respectively, of stock-based compensation expenses. We anticipate that general and administrative expenses will increase in absolute dollars due to increased staffing levels consistent with the growth in our infrastructure and related operating costs associated with our regional and international expansion efforts.

   Interest Expense, net. For the three months ended June 30, 1999, we reported interest income of $66,000 and interest expense of $106,000. For the three months ended June 30, 2000, we reported net interest expense of $2.3 million. Net interest for the three months ended June 30, 2000 consisted of interest income of $3.9 million offset by interest expense of $6.2 million. Interest income increased substantially due to higher cash, cash equivalent and short-term investment balances held in interest bearing accounts, resulting from the proceeds of the senior notes and preferred stock financing activities. Interest expense for the three months ended June 30, 2000 is a result of the issuance of senior notes and increased debt facilities and capital lease obligations and amortization of the senior notes debt facilities and capital lease obligations discount.

 Six Months Ended June 30, 2000 and 1999

   Revenues. We recognized revenues of $1.0 million for the six months ended June 30, 2000. Revenues consisted of recurring revenues of $978,000, primarily from the leasing of cabinet space, and non-recurring revenue of $50,000 related to the recognized portion of installation revenue. Installation and service fees are recognized ratably over the term of the contract. We did not offer IBX center colocation or interconnection exchange services during the six months ended June 30, 1999, and as such, no revenues were recognized during that time period.

   Cost of Revenues. Cost of revenues increased from $347,000 for the six months ended June 30, 1999 to $8.6 million for the six months ended June 30, 2000. Cost of revenues consists primarily of rental payments for our leased IBX centers, site employees' salaries and benefits, utility costs, power and redundancy system engineering support services and related costs, security services and related costs and depreciation and amortization of our IBX center buildout and other equipment costs. As of June 30, 1999, we had not opened any IBX centers, but we had incurred rent expense on the first IBX center. During the six months ended June 30, 2000, we incurred expenses on our first three operational IBX centers.

   Sales and Marketing. Sales and marketing expenses increased from $719,000 for the six months ended June 30, 1999 to $8.7 million for the six months ended June 30, 2000. Sales and marketing expenses consist primarily of compensation and related costs for the sales and marketing, personnel, sales commissions, marketing programs, public relations, promotional materials and travel. The increase in sales and marketing expense resulted from the addition of personnel in our sales and marketing organizations, reflecting our increased selling effort and our efforts to develop market awareness. Also included in sales and marketing for the six months ended June 30, 1999 and 2000 are $67,800 and $3.0 million, respectively, of stock-based compensation expense. We anticipate that sales and marketing expenses will increase in absolute dollars as we increase our investment in these areas to coincide with the rollout of additional IBX centers.

   General and Administrative. General and administrative expenses increased from $3.4 million for the six months ended June 30, 1999 to $22.2 million for the six months ended June 30, 2000. General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. The increase in general and administrative expenses was primarily the result of increased expenses associated with additional hiring of personnel in management, finance and administration, as well as other related costs associated with supporting the Company's expansion. Also included in general and administrative for the six months ended June 30, 1999 and 2000 are $1.0 million and $6.8 million, respectively, of stock-based compensation expense. We anticipate that general and administrative expenses will increase in absolute dollars due to increased staffing levels consistent with the growth in our infrastructure and related operating costs associated with our regional and international expansion efforts.

   Interest Expense, net. For the six months ended June 30, 1999, we reported interest income of $172,000 and interest expense of $138,000. For the six months ended June 30, 2000, we reported net interest expense of $6.3 million. Net interest for the six months ended June 30, 2000 consisted of interest income of $7.5 million offset by interest expense of $13.9 million. Interest income increased substantially due to higher cash, cash equivalent and short-term investment balances held in interest bearing accounts, resulting from the proceeds of the senior notes and preferred stock financing activities. Interest expense for the six months ended June 30, 2000 is a result of the issuance of senior notes and increased debt facilities and capital lease obligations and amortization of the senior notes debt facilities and capital lease obligations discount.

Liquidity and Capital Resources

   Since inception, we have financed our operations and capital requirements primarily through the issuance of senior notes, the private sale of preferred stock and debt financing for aggregate gross proceeds of approximately $408.7 million. As of June 30, 2000, we had approximately $159.3 million in cash, cash equivalents and short-term investments. Furthermore, we have an additional $38.5 million of restricted cash and cash equivalents to fund interest expense on our 13% Senior Notes due 2007 and collateral under six separate security agreements for standby letters of credit and an escrow account entered into and in accordance with certain lease agreements. Our principal sources of liquidity following this offering will consist of this cash and $5.0 million in debt and capital lease facilities and, subject to the negotiation and execution of definitive loan documentation, a proposed

$100.0 million credit facility. As of June 30, 2000, our total indebtedness from our senior notes, debt facilities and capital lease obligations was $214.5 million.

   Net cash used in operating activities was $24.9 million and $2.4 million for the six months ended June 30, 2000 and 1999. We used cash primarily to fund our net loss from operations.

   Net cash used in investing activities was $125.1 million and $37,800 for the six months ended June 30, 2000 and 1999. Net cash used in investing activities was primarily attributable to the construction of our IBX centers and the purchase of restricted cash and short-term investments.

   Net cash generated by financing activities was $95.8 million and $2.2 million for the six months ended June 30, 2000 and 1999. Net cash generated in financing activities during the three and six months ended June 30, 2000 was primarily proceeds from the issuance of Series C preferred stock and exercises of stock options offset in part by repayments of debt facilities and capital lease obligations.

   In March 1999, we entered into a loan and security agreement in the amount of $7.0 million bearing interest at 7.5% to 9.0% per annum repayable in 36 to 42 equal monthly payments with a final interest payment equal to 15% of the advance amounts due at maturity. In May 1999, we entered into a master lease agreement in the amount of $1.0 million. This master lease agreement was increased by addendum in August 1999 by $5.0 million. This agreement bears interest at either 7.5% or 8.5% and is repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. In August 1999, we entered into a loan agreement in the amount of $10.0 million. This loan agreement bears interest at 8.5% and is repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. At June 30, 2000, we had total debt and capital lease financings available of $23.0 million, of which we had drawn down $18.0 million.

   In December 1999, we issued $200.0 million aggregate principal amount of 13% Senior Notes due 2007 for aggregate net proceeds of $193.4 million, net of offering expenses. Of the $200.0 million gross proceeds, $16.2 million was allocated to additional paid-in capital for the fair value of the common stock warrants and recorded as a discount to the senior notes. Senior notes, net of the unamortized discount, is $184.9 million as of June 30, 2000.

   In December 1999, we completed the private sale of our Series B preferred stock, net of issuance costs, in the amount of $81.7 million.

   In June 2000, we completed the private sale of our Series C preferred stock in the amount of $94.4 million.

   On May 23, 2000, we entered into a purchase agreement regarding approximately 80 acres of real property in San Jose, California. On June 21, 2000, before the closing on this property, we assigned our interest in the purchase agreement to iStar San Jose, LLC. On the same date, iStar purchased this property and entered into a 20-year lease with us for the property. Under the terms of the lease, we have the option to extend the lease for an additional 60 years, for a total lease term of 80 years. In addition, we have the option to purchase the property from iStar after 10 years.

   We expect that our cash on hand and anticipated cash flow from operations, together with the proceeds from our proposed initial public offering of common stock, and assuming the negotiation, execution and drawdown of our proposed $100.0 million credit facility, should be adequate to build an additional five IBX centers and expansion projects on built IBX centers by May 2001. Assuming sufficient customer demand and the availability of additional financing, we will build additional IBX centers and expand certain existing IBX centers. We are continually evaluating the location, number and size of our facilities based upon the availability of suitable sites, financing and customer demand. If we cannot raise additional funds on acceptable terms or funds under our proposed credit facility are unavailable to us or our losses exceed our expectations, we may delay the currently planned projects, the rollout of additional IBX centers or permanently reduce our rollout plans. Additional financing may take the form of debt or equity. If we are unable to raise additional funds to further our rollout, we anticipate that the cash flow generated from the eight IBX centers, for which we will have obtained financing if the credit facility is available, will be sufficient to meet the working capital, debt service and corporate overhead requirements associated with those IBX centers.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS
No. 133, as amended by SFAS No. 137, Deferral of the Effective Date of FASB Statement No. 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This statement does not currently apply to us as we do not have any derivative instruments or engage in hedging activities.

   In December 1999, the SEC issued Staff Accounting Bulletin 101, or SAB 101, Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The adoption of SAB 101 did not have a material impact on our financial position and results of operations.

   In March 2000, the FASB issued Interpretation No. 44, or FIN 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain of the conclusions of FIN 44 covering events occurring during the period after December 15, 1998 or January 12, 2000 did not have a material effect on the Company's financial position and results of operations. The Company does not expect that the adoption of the remaining conclusions will have a material effect on the financial position and results of operations.

Impact of the Year 2000

   We have not experienced any year 2000-related disruption in the operation of our systems. Although most year 2000 problems should have become evident on January 1, 2000, additional year 2000-related problems may become evident only after that date.

Other Factors Affecting Operating Results

Our business model is new and unproven and we may not succeed in generating sufficient revenue to sustain or grow our business.

   We were founded in June 1998. Except for fiber connectivity from our telecommunication carriers, the construction of our first IBX center was completed in July 1999. We began accepting customers the same month but did not recognize any revenue until November 1999 as the sales cycle was not complete. Our limited history and lack of meaningful financial or operating data makes evaluating our operations and the proposed scale of our business difficult. Moreover, the neutrality aspect of our business model is unique and largely unproven. We expect that we will encounter challenges and difficulties frequently experienced by early-stage companies in new and rapidly evolving markets, such as our ability to generate cash flow, hire, train and retain sufficient operational and technical talent, and implement our plan with minimal delays. We may not successfully address any or all of these challenges and the failure to do so would seriously harm our business plan and operating results, and affect our ability to raise additional funds.

We have a history of losses, and we expect our operating expenses and losses to increase significantly.

   As an early-stage company, we have experienced operating losses since inception. As of June 30, 2000, we had cumulative net losses of $66.6 million and cumulative cash used by operating activities of $35.6 million since inception. We expect to incur significant losses in the future. In addition, as we commence operations, our losses will increase as we:

  . increase the number and size of IBX centers;

  . increase our sales and marketing activities, including expanding our direct sales force; and

  . enlarge our customer support and professional services organizations.

   As a result, we must significantly increase our revenues to become profitable.

Because our ability to generate enough revenues to achieve profitability depends on numerous factors, we may not become profitable.

   Our IBX centers may not generate sufficient revenue to achieve profitability. Our ability to generate sufficient revenues to achieve profitability will depend on a number of factors, including:

  . the timely completion of our IBX centers;

  . demand for space and services, including private interconnection services, at our IBX centers;

  . our pricing policies and the pricing policies of our competitors;

  . the timing of customer installations and related payments;

  . competition in our markets;

  . the timing and magnitude of our expenditures for sales and marketing;

  . direct costs relating to the expansion of our operations;

  . growth of Internet use;

  . governmental regulation;

  . conditions related to international operations;

  . economic conditions specific to the Internet industry; and

  . general economic factors.

We are substantially leveraged and we may not generate sufficient cash flow to meet our debt service and working capital requirements.

   We are highly leveraged. As of June 30, 2000, we had total indebtedness of $214.5 million and we expect to incur further debt to fund our IBX construction plans. Our highly leveraged position could have important consequences, including:

  . impairing our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

  . requiring us to dedicate a substantial portion of our operating cash flow to paying principal and interest on our indebtedness, thereby reducing the funds available for operations;

  . limiting our ability to grow and make capital expenditures due to the financial covenants contained in our debt arrangements;

  . impairing our ability to adjust rapidly to changing market conditions, invest in new or developing technologies, or take advantage of significant business opportunities that may arise; and

  . making us more vulnerable if a general economic downturn occurs or if our business experiences difficulties.

   In the past, we have experienced unforeseen delays in connection with our IBX construction activities. We will need to successfully implement our business strategy on a timely basis to meet our debt service and working capital needs. We may not successfully implement our business strategy, and even if we do, we may not realize the anticipated results of our strategy or generate sufficient operating cash flow to meet our debt service obligations and working capital needs.

   In the event our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds needed to make required payments under our indebtedness, or if we breach any covenants under our indebtedness, we would be in default under its terms and the holders of such indebtedness may be able to accelerate the maturity of such indebtedness, which could cause defaults under our other indebtedness.

If we do not obtain significant additional funds, we may not be able to complete our rollout plan on a timely basis, or at all.

   We expect that our current cash, cash equivalents and short-term investments, together with the proceeds from our proposed initial public offering of common stock, and subject to the execution of definitive documentation and availability, up to $100.0 million under a new credit facility, will allow us to pursue five additional IBX centers and several expansion projects, resulting in a total of eight IBX centers in the U.S. and Europe by May 2001. If we cannot raise sufficient additional funds on acceptable terms or funds under our proposed credit facility or public common stock offering are unavailable to us or our losses exceed our expectations, we may be required to delay the rollout of our currently planned IBX centers or permanently reduce our rollout plans. There can be no assurance that we will enter into the proposed credit facility or complete our public common stock offering. Additional financing could take the form of debt or equity. In the past, we have had difficulties obtaining debt financing due to the early stage of our company's development. Financing may not be available to us at the time we seek to raise additional funds, or if such financing is available, it may only be available on terms, or in amounts, which are unfavorable to us.

   The anticipated timing and amount of our capital requirements is forward-looking and therefore inherently uncertain. In the past, we have experienced unforeseen delays and expenses in connection with our IBX construction activities. Our future capital requirements may vary significantly from what we currently project, and the timing of our rollout plan may be affected by unforeseen construction delays and expenses and the amount of time it takes us to lease space within our IBX centers. If we encounter any of these problems or if we have underestimated our capital expenditure requirements or the operating losses or working capital requirements, we may require significantly more financing than we currently anticipate.

Our rollout plan is preliminary and we may need to alter our plan and reallocate funds.

   Our IBX center rollout plan is preliminary and has been developed from our current market data and research, projections and assumptions. If we are able to secure financing in addition to our proposed initial public offering of common stock and the proposed credit facility, we expect to pursue additional IBX projects and to reconsider the timing and approach to IBX projects. We expect to continually reevaluate our business and rollout plan in light of evolving competitive and market conditions and the availability of suitable sites, financing and customer demand. As a result, we may alter our IBX center rollout and reallocate funds, or eliminate segments of our plan entirely if there are:

  . changes or inaccuracies in our market data and research, projections or assumptions;

  . unexpected results of operations or strategies in our target markets;

  . regulatory, technological, and competitive developments, including additional market developments and new opportunities; or

  . changes in, or discoveries of, specific market conditions or factors favoring expedited development in other markets.

Our results of operations may be harmed by charges associated with our issuance of performance-based warrants.

   The underlying shares of common stock associated with the performance-based warrants issued by us are required under applicable accounting guidelines to be revalued at each balance sheet date to reflect their current fair value until the holder's performance commitment to us is complete. Any resulting increase in the fair value of the underlying shares of common stock would be recorded as a leasehold improvement, reducing our earnings through the depreciation of the related asset or potential impairment write-down.

We rely upon Bechtel and suitable site availability to complete our IBX center rollout plans on time.

   We have agreed to use Bechtel Corporation exclusively as our contractor to provide program management, site identification and evaluation and construction services to build our IBX centers under mutually agreed upon guaranteed completion dates. Problems in our relationship with Bechtel could materially adversely affect our ability to achieve our business objectives on a timely and cost-effective basis. There can be no assurance that Bechtel will not work with our competitors following the expiration of Bechtel's exclusivity period in October 2000.

   In addition, our success will depend upon our ability to timely identify and acquire on acceptable terms suitable locations with proximity to adequate power and fiber networks. We have encountered competition for suitable sites from potential competitors and we expect this to increase further in the future.

We depend on third parties to provide Internet connectivity to our IBX centers; if connectivity is not established or is delayed, our operating results and cash flow will be adversely affected.

   The presence of diverse Internet fiber from communications carriers' fiber networks to an Equinix IBX center is critical to our ability to attract new customers. We believe that the availability of such carrier capacity will directly affect our ability to achieve our projected results.

   We are not a communications carrier, and as such we rely on third parties to provide our customers with carrier facilities. We intend to rely primarily on revenue opportunities from our customers to encourage carriers to incur the expenses required to build facilities from their points of presence to our IBX centers. Carriers will likely evaluate the revenue opportunity of an IBX center based on the assumption that the environment will be highly competitive. There can be no assurance that, after conducting such an evaluation, any carrier will elect to offer its services within our IBX centers.

   The construction required to connect multiple carrier facilities to our IBX centers is complex and involves factors outside of our control, including regulatory processes and the availability of construction resources. For example, in the past carriers have experienced delays in connecting to our facilities. If the establishment of highly diverse Internet connectivity to our IBX centers does not occur or is materially delayed, our operating results and cash flow will be adversely affected.

We will operate in a new highly competitive market and we may be unable to compete successfully against new entrants and established companies with greater resources.

   In a market that we believe will likely have an increasing number of competitors, we must be able to differentiate ourself from existing providers of space for telecommunications equipment and web hosting companies. We may also face competition from persons seeking to replicate our IBX concept. Our competitors may operate more successfully than we do or form alliances to acquire significant market share. Furthermore, enterprises that have already invested substantial resources in peering arrangements may be reluctant or slow to adopt our approach that may replace, limit or compete with their existing systems. If we are unable to complete our IBX centers in a timely manner, other companies may be able to attract the same customers that we are targeting. Once customers are located in our competitors' facilities, it will be extremely difficult to convince them to relocate to our IBX centers.

   Some of our potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Because of their greater financial resources, some of these companies have the ability to adopt aggressive pricing policies. As a result, in the future, we may suffer from pricing pressure which would adversely affect our ability to generate revenues and affect our operating results.

Because we depend on the development and growth of a balanced customer base, failure to attract this base could harm our business and operating results.

   Our ability to maximize revenues depends on our ability to develop and grow a balanced customer base, consisting of a variety of companies, including content providers, application service providers, e-commerce companies, bandwidth providers and site and performance management companies. Our ability to attract customers to our IBX centers will depend on a variety of factors, including the presence of multiple carriers, the overall mix of our customers, our operating reliability and security and our ability to effectively market our services. Construction delays, our inability to find suitable locations to build additional IBX centers, equipment and material shortages or our inability to obtain necessary permits on a timely basis could delay our IBX center rollout schedule and prevent us from developing our anticipated customer base.

   A customer's decision to lease cabinet space in our IBX centers typically involves a significant commitment of resources and will be influenced by, among other things, the customer's confidence that other Internet and e-commerce related businesses will be located in a particular IBX center. In particular, some customers will be reluctant to commit to locating in our IBX centers until they are confident that the IBX center has adequate carrier connections. As a result, we have a long sales cycle. We generally incur significant expenses in sales and marketing prior to getting customer commitments for our services. Delays due to the length of our sales cycle may adversely affect our business, financial condition and results of operations.

   Our success will also depend upon generating significant interconnection revenues from customers which may depend upon a balanced customer base, as well as upon the success of our IBX centers at facilitating business among customers. In addition, some of our customers will be Internet companies that face many competitive pressures and that may not ultimately be successful. If these customers do not succeed, they will not continue to use our IBX centers. This may be disruptive to our business and may adversely affect our business, financial condition and results of operations.

If not properly managed, our growth and expansion could significantly harm our business and operating results.

   Our anticipated growth may significantly strain our resources as a result of an increase in the number of our employees, the number of operating IBX centers and our international expansion. Any failure to manage growth effectively could seriously harm our business and operating results. To succeed, we will need to:

  . hire, train and retain new employees and qualified engineering personnel at each IBX center;

  . implement additional management information systems;

  . locate additional office space for our corporate headquarters;

  . improve our operating, administrative, financial and accounting systems and controls; and

  . maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations.

We face risks associated with international operations that could harm our business.

   We intend to construct IBX centers outside of the United States and we will commit significant resources to our international sales and marketing activities. Our management has limited experience conducting business outside of the United States and we may not be aware of all the factors that affect our business in foreign jurisdictions. We will be subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycles and require significant management attention. These risks include:

  . increased costs and expenses related to the leasing of foreign centers;

  . difficulty or increased costs of constructing IBX centers in foreign countries;

  . difficulty in staffing and managing foreign operations;

  . increased expenses associated with marketing services in foreign countries;

  . business practices that favor local competition and protectionist laws;

  . difficulties associated with enforcing agreements through foreign legal systems;

  . general economic and political conditions in international markets;

  . potentially adverse tax consequences, including complications and restrictions on the repatriation of earnings;

  . currency exchange rate fluctuations;

  . unusual or burdensome regulatory requirements or unexpected changes to those requirements;

  . tariffs, export controls and other trade barriers; and

  . longer accounts receivable payment cycles and difficulties in collecting accounts receivable.

   To the extent that our operations are incompatible with, or not economically viable within, any given foreign market, we may not be able to locate an IBX center in that particular foreign jurisdiction.

Our new management team must prove that it can work together effectively.

   We have recently hired many key personnel, including our chief executive officer. As a result, our management team has worked together for only a brief time. Our ability to effectively execute our strategies will depend in part upon our ability to integrate our current and future managers into our operations. If our executives are unable to operate together effectively, our business, financial condition and results of operations will be materially adversely affected.

We must attract and retain key personnel to maintain and grow our business.

   We require the services of additional personnel in positions related to our growth. For example, we need to expand our marketing and direct sales operations to increase market awareness of our IBX centers, market our services to a greater number of enterprises and generate increased revenues. We also require highly capable technical personnel to provide the quality services we are promoting. As a result, we plan to hire additional personnel in related capacities. Our success depends on our ability to identify, hire, train and retain additional qualified personnel, including managers, particularly in areas related to our anticipated growth and geographic expansion.

   We may not be successful in attracting, assimilating or retaining qualified personnel. In addition, due to generally tight labor markets, our industry, in particular, suffers from a lack of available qualified personnel. If we lose one or more of our key employees, we may not be able to find a replacement and our business and operating results could be adversely affected.

Any failure of our physical infrastructure or services could lead to significant costs and disruptions which could reduce our revenue and harm our business reputation and financial results.

   Our business depends on providing our customers with highly reliable service. The services we provide are subject to failure resulting from numerous factors, including:

  . human error;

  . physical or electronic security breaches;

  . fire, earthquake, flood and other natural disasters;

  . power loss; and

  . sabotage and vandalism.

   Problems at one or more of our centers, whether or not within our control, could result in service interruptions or significant equipment damage. To date, our power uptime has been in excess of 99.999% across all our operational IBX centers; however, on one occasion, we experienced a temporary loss of power that led to a short-term unavailability of our services in our Washington, D.C. IBX center. Any loss of services, particularly in the early stage of our development, could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers which would adversely affect our ability to generate revenues and affect our operating results.

We may still discover that our computer systems and those of third parties with whom we do business may not be year 2000 compliant, which may cause system failure and disruptions of operations.

   We have not experienced any year 2000-related disruption in the operation of our systems. However, we cannot assure you that we will not discover any year 2000 compliance problems. Any failure to fix or replace our software, hardware or services on a timely basis could result in lost revenues, increased operating costs and the loss of customers and other business interruptions, any of which could have a material adverse effect on our business. Moreover, the failure to adequately address year 2000 compliance issues in our information technology systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

   In addition, we have not experienced any year 2000-related disruption in the systems of third parties with whom we do business and we have assurances from our material hardware and software vendors that their products are year 2000 compliant. Although we have not incurred any material expenditure in connection with identifying or evaluating year 2000 compliance issues to date, we do not at this time possess the information necessary to estimate the potential costs of revisions or replacements to our software and systems or third-party software, hardware or services that are determined not to be year 2000 compliant. Such expenses could have a material adverse effect on our business, financial condition and results of operations.

If use of the Internet and electronic business does not continue to grow, a viable market for our IBX centers may not develop.

   Rapid growth in the use of and interest in the Internet has occurred only recently. Acceptance and use may not continue to develop at historical rates and a sufficiently broad base of consumers may not adopt or continue to use the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced Internet services and products are subject to a high level of uncertainty and there are few proven services and products. As a result, we cannot be certain that a viable market for our IBX centers will emerge or be sustainable.

We must respond to rapid technological change and evolving industry standards in order to meet the needs of our customers.

   The market for IBX centers will be marked by rapid technological change, frequent enhancements, changes in customer demands and evolving industry standards. Our success will depend, in part, on our ability to address the increasingly sophisticated and varied needs of our current and prospective customers. Our failure to adopt and implement the latest technology in our business could negatively affect our business and operating results.

   In addition, we have made and will continue to make assumptions about the standards that may be adopted by our customers and competitors. If the standards adopted differ from those on which we have based anticipated market acceptance of our services or products, our existing services could become obsolete. This would have a material adverse effect on our business, financial condition and results of operations.

Government regulation may adversely affect the use of the Internet and our business.

   Laws and regulations governing Internet services, related communications services and information technologies, and electronic commerce are beginning to emerge but remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, telecommunications, and taxation, apply to the Internet and to related services such as ours. In addition, the development of the market for online commerce and the displacement of traditional telephony services by the Internet and related communications services may prompt increased calls for more stringent consumer protection laws or other regulation, both in the United States and abroad, that may impose additional burdens on companies conducting business online and their service providers. The adoption or modification of laws or regulations relating to the Internet, or interpretations of existing law, could have a material adverse effect on our business, financial condition and results of operations.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

   Equinix has limited exposure to financial market risks, including changes in interest rates. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt obligations due to the fixed nature of our debt obligations. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that we are not subject to any material market risk exposure. Equinix does not currently have any foreign operations and thus our exposure to foreign currency fluctuations is minimal.

   The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The interest rate changes affect the fair market value but do not impact earnings or cash flows. The effect of an immediate 10% change in interest rates would not have a material impact on our future operating results or cash flows. Fair market values were determined from quoted market prices.

PART II. OTHER INFORMATION

                                 EQUINIX, INC.

Item 1. Legal Proceedings.

   None.

Item 2. Changes in Securities and Use of Proceeds.

   (c) Since inception, we have issued and sold the following securities:

     1. We granted stock options to purchase 14,629,015 shares of common stock at exercise prices ranging from $0.067 to $7.00 per share to employees, consultants and directors pursuant to our 1998 Stock Option Plan.

     2. From January 1999 through June 2000, we issued and sold an aggregate of 6,605,996 shares of common stock to employees, consultants and directors for aggregate consideration of approximately $3,359,800 pursuant to exercises of options granted under our 1998 Stock Option Plan.

     3. In September 1998 and January 1999, we issued and sold 18,682,500 shares of our Series A preferred stock for an aggregate purchase price of approximately $12,455,000 to a group of investors under a stock purchase agreement.

     4. On March 10, 1999 we issued a warrant to purchase 765,000 shares of our Series A preferred stock with an exercise price of $0.67 per share to Comdisco, Inc. in connection with a Loan and Security Agreement dated March 10, 1999 between Comdisco, Inc. and ourselves.

     5. On May 27, 1999 we issued a warrant to purchase 30,000 shares of our Series A preferred stock with an exercise price of $1.67 per share to Comdisco, Inc. in connection with a Master Lease Agreement dated May 27, 1999 between Comdisco, Inc. and ourselves.

     6. In August, September, October, November and December 1999, we issued and sold 15,759,561 shares of our Series B preferred stock for an aggregate purchase price of approximately $84,052,320 to a group of investors under a stock purchase agreement.

     7. On August 16, 1999 we issued a warrant to purchase 150,000 shares of our Series A preferred stock with an exercise price of $3.00 per share to Comdisco, Inc. in connection with a Master Lease Agreement dated May 27, 1999 between Comdisco, Inc. and ourselves.

     8. On August 16, 1999 we issued warrants to purchase a total of 300,000 shares of our Series A preferred stock with an exercise price of $3.00 per share to Venture Lending & Leasing, Inc. II and its designees in connection with a Loan Agreement dated August 16, 1999 between Venture Lending & Leasing, Inc. II and ourselves.

     9. On August 31, 1999 we issued a warrant to purchase 338,145 shares of our common stock with an exercise price of $0.53 per share to NorthPoint Communications, Inc. in connection with a Strategic Agreement dated August 31, 1999 between NorthPoint Communications, Inc. and ourselves.

      10. On November 3, 1999 we issued a warrant to purchase 352,500 shares of our common stock with an exercise price of $1.00 per share to Bechtel Corporation in connection with a Master Agreement dated November 3, 1999 between Bechtel Corporation and ourselves. The warrant was subsequently exercised and we issued 352,500 shares thereunder.

      11. On November 16, 1999 we issued warrants to purchase 675,000 shares of our common stock with an exercise price of $0.67 per share to WorldCom, Inc. in connection with that certain agreement dated November 16, 1999 between WorldCom, Inc. and ourselves.

      12. In December 1999 we issued 200,000 units consisting of 13% senior discount notes due 2007 and warrants to purchase an aggregate of 3,376,500 shares of common stock with an exercise price of $0.0067 per share to Salomon Smith Barney Inc., Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co., as initial purchasers, for resale to qualified institutional buyers, for an aggregate purchase price of $200,000,000. Salomon Smith Barney Inc., Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. received an aggregate discount of $6,000,000 for acting as initial purchasers in connection with this transaction.

      13. On January 28, 2000 we issued a warrant to purchase 33,100 shares of our common stock with an exercise price of $6.00 per share to Alexandria Real Estate Equities, L.P., in connection with the execution and delivery of the lease relating to property located in Mountain View, California.

      14. On March 21, 2000 we issued and sold 31,211 shares of our common stock for an aggregate purchase price of approximately $166,666.74 to a group of individuals under common stock purchase agreements.

      15. On March 31, 2000 we issued a warrant to purchase 540,000 shares of our common stock with an exercise price of $4.00 per share to AT&T in connection with a commercial agreement between AT&T and ourselves dated March 31, 2000 relating to our IBX centers.

      16. On May 1, 2000 we issued a warrant to purchase 6,000 shares of our common stock with an exercise price of $5.00 per share to Malcolm Brown in connection with that certain agreement dated May 1, 2000 between Malcolm Brown and ourselves.

      17. In May and June 2000 we issued and sold 6,262,161 shares of our Series C preferred stock for an aggregate purchase price of approximately $94,433,388 to a group of investors under a stock purchase agreement.

       18. On June 21, 2000 we issued a warrant to purchase 250,000 shares of our common stock with an exercise price of $5.33 per share to COLT Telecom Group plc, in connection with a strategic agreement.

       19. On June 29, 2000 we issued a warrant to purchase 650,000 shares of our common stock with an exercise price of $5.33 per share to WorldCom Venture Fund, in connection with a strategic agreement.

       20. On July 5, 2000 we issued and sold 16,190 shares of our common stock for a purchase price of $84,997.50 to Howard Fischer Associates International under a common stock purchase agreement.

   The sale of the above securities was determined to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act, Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering or transactions under compensation benefit plans and contracts relating to compensation as provided under 701. In addition, the recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

   Through the Company's (i) Loan Agreement, dated August 16, 1999, among Venture Lending & Leasing and other lenders and Equinix, Inc. and (ii) the Indenture, dated December 1, 1999 governing the Senior Notes, certain restrictions are imposed on the ability of the Company to make dividend payments as defined in those agreements.

Item 3. Defaults Upon Senior Securities.

   None.

Item 4. Submission of Matters to a Vote of Security Holders.

   In May 2000, the stockholders approved through Actions by Written Consent the following:

     1. The Amended and Restated Certificate of Incorporation of the Company (the "Restated Certificate") filed with the Secretary of State of the State of Delaware. The Restated Certificate, among other things: (i) increased the authorized shares of Common Stock of the Company to 80,000,000 and (ii) authorized 43,000,000 shares of Preferred Stock of the Company, of which 20,000,000 has been designated as Series A, 16,000,000 has been designated as Series B and 7,000,000 has been designated as Series C.

     2. An Amendment to the 1998 Stock Plan increasing the aggregate number of common shares available for issuance over the term of the Plan by 3,000,000 to a total of 15,012,810 shares.

   On June 22, 2000, the stockholders approved through Stockholder Consent the following:

     3. The Amended and Restated Certificate of Incorporation of the Company (the "Restated Certificate") which will be filed with the Secretary of State of the State of Delaware upon or soon after the closing of the Offering. The Restated Certificate will, among other things: (i) increase the authorized shares of Common Stock of the Company to 300,000,000; (ii) authorize 10,000,000 undesignated shares of Preferred Stock of the Company (with the authority vested in the Company's Board of Directors to designate the rights, preferences, privileges and restrictions of such Preferred Stock); (iii) delete provisions specifying the rights, preferences and privileges of all of the Company's existing series Preferred Stock which will converted to Common Stock upon the closing of the Offering; and (iv) eliminate the right of stockholders to take actions by written consent.

     4. The Amended and Restated Bylaws of the Company, which will become effective upon the closing of the Offering, and will, among other things:
  (i) require the approval of twenty-percent (20%) of the stockholders of the Company to call a special meeting of stockholders; and (ii) provide for indemnification of officers and directors of the Company to the full extent authorized or permitted by the Delaware General Corporation Law.

     5. The Form of Indemnification Agreement to be executed and delivered, in the name and on behalf of the Company, to each current and future director and officer.

     6. The adoption of the 2000 Employee Stock Purchase Plan, which will become effective upon the closing of the Offering, pursuant to which 1,000,000 shares of the Company's Common Stock have been reserved for issuance, under which eligible employees in the service of the Company may acquire shares of the Company's Common Stock pursuant to payroll deductions periodically applied to the purchase of such shares.

     7. The adoption of the 2000 Equity Incentive Plan, which will become effective upon the closing of the Offering, pursuant to which 5,000,000 shares of the Company's Common Stock have been reserved for issuance as an equity incentive program under which employees, non-employee members of the Board and consultants who provide services to the Company may be offered the opportunity to acquire an equity interest in the Company.

     8. The adoption of the 2000 Director Option Plan, which will become effective upon the closing of the Offering, pursuant to which 200,000 shares of the Company's Common Stock have been reserved for issuance, under which non-employee members of the Board will be eligible for automatic option grants.

Item 5. Other Information.

   None.

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits.

 Exhibit
   No.   Description
 ------- -----------
  3.1*   Amended and Restated Certificate of Incorporation of the Registrant,
         as amended to date.
  3.2*   Bylaws of the Registrant.
  4.1    Reference is made to Exhibits 3.1 and 3.2.
  4.2**  Form of Registrant's Common Stock certificate.
  4.6*   Common Stock Registration Rights Agreement (See Exhibit 10.3).
  4.9*   Amended and Restated Investors' Rights Agreement (See Exhibit 10.6).
 10.1*   Indenture, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as
         trustee).
 10.2*   Warrant Agreement, dated as of December 1, 1999, by and among the
         Registrant and State Street Bank and Trust Company of California, N.A.
         (as warrant agent).
 10.3*   Common Stock Registration Rights Agreement, dated as of December 1,
         1999, by and among the Registrant, Benchmark Capital Partners II,
         L.P., Cisco Systems, Inc., Microsoft Corporation, ePartners, Albert M.
         Avery, IV and Jay S. Adelson (as investors), and the Initial
         Purchasers.
 10.4*   Registration Rights Agreement, dated as of December 1, 1999, by and among the Registrant and the Initial Purchasers.
 10.5*   Form of Indemnification Agreement between the Registrant and each of its officers and directors.
 10.6*   Amended and Restated Investors' Rights Agreement, dated as of May 8,
         2000, by and between the Registrant, the Series A Purchasers, the
         Series B Purchasers, the Series C Purchasers and members of the
         Registrant's management.
 10.8*   The Registrant's 1998 Stock Option Plan.
 10.9*+  Lease Agreement with Carlyle-Core Chicago LLC, dated as of September
         1, 1999.
 10.10*+ Lease Agreement with Market Halsey Urban Renewal, LLC, dated as of May
         3, 1999.
 10.11*+ Lease Agreement with Laing Beaumeade, dated as of November 18, 1998.
 10.12*+ Lease Agreement with Rose Ventures II, Inc., dated as of June 10,
         1999.
 10.13*+ Lease Agreement with 600 Seventh Street Associates, Inc., dated as of
         August 6, 1999.
 10.14*+ First Amendment to Lease Agreement with Trizechahn Centers, Inc. (dba
         Trizechahn Beaumeade Corporate Management), dated as of October 28,
         1999.
 10.15*+ Lease Agreement with Nexcomm Asset Acquisition I, L.P., dated as of
         January 21, 2000.
 10.16*+ Lease Agreement with Trizechahn Centers, Inc. (dba Trizechahn
         Beaumeade Corporate Management), dated as of December 15, 1999.
 10.17*  Lease Agreement with ARE-2425/2400/2450 Garcia Bayshore LLC, dated as of January 28, 2000.
 10.18*  Sublease Agreement with Insweb Corporation, dated as of November 1,
         1998.
 10.19*+ Master Agreement for Program Management, Site Identification and
         Evaluation, Engineering and Construction Services between Equinix,
         Inc. and Bechtel Corporation, dated November 3, 1999.
 10.20*+ Agreement between Equinix, Inc. and WorldCom, Inc., dated November 16,
         1999.
 10.21*  Customer Agreement between Equinix, Inc. and WorldCom, Inc., dated
         November 16, 1999.
 10.22*+ Lease Agreement with GIP Airport B.V., dated as of April 28, 2000.
 10.23*  Purchase Agreement between International Business Machines Corporation and Equinix, Inc. dated May 23, 2000.
 27.1    Financial Data Schedule.

--------
  * Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-4 (file No. 333-93749).
** Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement in Form S-1 (file No. 333-39752).

  + Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix's application for confidential treatment.

   (b) Reports on Form 8-K.

   None.

                                 EQUINIX, INC.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EQUINIX, INC.

Date: July 20, 2000
                                          By:        /s/ Philip J. Koen
                                              ---------------------------------
                                                  Chief Financial Officer,
                                                Corporate Development Officer
                                                        and Secretary
                                                  (Principal Financial and
                                                     Accounting Officer)