Form 10-Q
period 2000-09-30
EQUINIX INC
filed 2000-11-09
CIK 1101239

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------
                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the quarterly period ended September 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from ________________ to ________________




                        Commission File Number 000-31293


                                  EQUINIX, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                           77-0487526
           (State of incorporation)        (I.R.S. Employer Identification No.)

             2450 Bayshore Parkway, Mountain View, California 94043 (Address of principal executive offices, including ZIP code)

                                 (650) 316-6000
              (Registrant's telephone number, including area code)

               901 Marshall Street, Redwood City, California 94063
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports) Yes X   No   and (2) has been
                                                  --    --
subject to such filing requirements for the past 90 days. Yes X   . No   .

                                                              --      --
     The number of shares outstanding of the Registrant's Common Stock as of September 30, 2000 was 76,589,827.

================================================================================

                                  EQUINIX, INC.

                                      INDEX

                                                                                                              Page
                                                                                                               No.

  Part I. Financial Information
Item 1.     Condensed Consolidated Balance Sheets as of September 30, 2000 and
            December 31, 1999.............................................................................       3

            Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September
            30, 2000 and 1999.............................................................................       4

            Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000
            and 1999......................................................................................       5

            Notes to Condensed Consolidated Financial Statements..........................................       6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations....................................................................................      14

Item 3.     Qualitative and Quantitative Disclosure About Market Risk.....................................      26

  Part II. Other Information

Item 1.     Legal Proceedings.............................................................................      27

Item 2.     Changes in Securities and Use of Proceeds.....................................................      27

Item 3.     Defaults Upon Senior Securities...............................................................      28

Item 4.     Submission of Matters to a Vote of Security Holders...........................................      28

Item 5.     Other Information.............................................................................      28

Item 6.     Exhibits and Reports on Form 8-K..............................................................      29

Signature.................................................................................................      31

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                                  EQUINIX, INC.

                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                                     September 30,       December 31,
                                                                                         2000                1999
                                                                                 ------------------  ------------------
                                                                                   (unaudited)
                                     Assets
Current assets:
    Cash and cash equivalents...................................................        $  273,869          $ 203,165
    Short-term investments......................................................            36,709             19,809
    Accounts receivable, net....................................................             5,420                178
    Current portion of restricted cash and short-term investments...............            26,312             25,111
    Prepaids and other current assets...........................................             3,946              1,597
                                                                                 ------------------  ------------------
        Total current assets....................................................           346,256            249,860
Property and equipment, net.....................................................           195,964             28,444
Construction in progress........................................................           130,643             18,312
Restricted cash and short-term investments, less current portion................            17,837             13,498
Debt issuance costs, net........................................................             6,596              7,125
Other assets....................................................................             3,412              2,707
                                                                                 ------------------  ------------------
        Total assets............................................................        $  700,708          $ 319,946
                                                                                 ==================  ==================
            Liabilities, Redeemable Convertible Preferred Stock and
                              Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses.......................................         $  10,287           $  4,143
    Accrued construction costs..................................................            61,136              9,772
    Current portion of debt facilities and capital lease obligations............             6,535              4,395
    Accrued interest payable....................................................             9,364              2,167
    Other current liabilities...................................................             2,951                205
                                                                                 ------------------  ------------------
        Total current liabilities...............................................            90,273             20,682
Debt facilities and capital lease obligations, less current portion.............             9,398              8,808
Senior notes....................................................................           185,418            183,955
Other liabilities...............................................................             2,916                802
                                                                                 ------------------  ------------------
        Total liabilities.......................................................           288,005            214,247
                                                                                 ------------------  ------------------

Redeemable convertible preferred stock..........................................                 -             97,227

Stockholders' equity:
    Common stock................................................................                77                 12
    Additional paid-in capital..................................................           561,629             43,962
    Deferred stock-based compensation...........................................          (50,209)            (13,706)
    Accumulated other comprehensive income (loss)...............................              (79)                 14
    Accumulated deficit.........................................................          (98,715)            (21,810)
                                                                                 ------------------  ------------------
        Total stockholders' equity..............................................           412,703              8,472
                                                                                 ------------------  ------------------
        Total liabilities, redeemable convertible preferred stock and
           stockholders' equity.................................................        $ 700,708           $ 319,946
                                                                                 ==================  ==================

     See accompanying notes to condensed consolidated financial statements.

                                  EQUINIX, INC.

                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                          Three months ended               Nine months ended
                                                                             September 30,                    September 30,
                                                                    ----------------------------      -----------------------------
                                                                         2000            1999             2000            1999
                                                                    -------------    -----------      ------------    -------------
                                                                                             (unaudited)
Revenues .......................................................     $  3,933         $      -         $  4,961         $      -
Cost of revenues (excludes stock-based compensation of
   $220 and $65 for the three months ended September 30,
   2000 and 1999, respectively, and $434 and $73 for the
   nine months ended September 30, 2000 and 1999,
   respectively) ...............................................       12,419              595           20,828              935
                                                                     ---------        ---------        ---------        ---------

   Gross loss ..................................................       (8,486)            (595)         (15,867)            (935)
                                                                     ---------        ---------        ---------        ---------

Operating expenses:
      Sales and marketing (excludes stock-based
        compensation of $2,351 and $273 for the
        three months ended September 30, 2000 and
        1999, respectively, and $5,321 and $385
        for the nine months ended September 30,
        2000 and 1999, respectively) ...........................        2,695              853            8,433            1,459
      General and administrative (excludes stock-based
        compensation of $7,515 and $2,560 for the
        three months ended September 30, 2000 and 1999,
        respectively, and $14,360 and $3,564 for the nine
        months ended September 30, 2000 and 1999,
        respectively) ..........................................        8,683            1,938           24,007            4,367
     Stock-based compensation ..................................       10,086            2,898           20,115            4,022
                                                                     ---------        ---------        ---------        ---------

Total operating expenses .......................................       21,464            5,689           52,555            9,848
                                                                     ---------        ---------        ---------        ---------

Loss from operations ...........................................      (29,950)          (6,284)         (68,422)         (10,783)
     Interest income ...........................................        4,347              238           11,879              410
     Interest expense ..........................................       (6,482)            (242)         (20,362)            (380)
                                                                     ---------        ---------        ---------        ---------

Net loss .......................................................     $(32,085)        $ (6,288)        $(76,905)        $(10,753)
                                                                     =========        ========         =========        =========

Net loss per share:
     Basic and diluted .........................................     $  (0.70)        $  (2.45)        $  (3.45)        $  (5.44)
                                                                     =========        ========         =========        =========

     Weighted average shares ...................................       45,534            2,562           22,289            1,977
                                                                     =========        ========         =========        =========

     See accompanying notes to condensed consolidated financial statements.

                                  EQUINIX, INC.

                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                       Nine months ended
                                                                                                          September 30,
                                                                                                 -------------------------------
                                                                                                      2000               1999
                                                                                                 -------------     -------------
                                                                                                           (unaudited)
Cash flows from operating activities:
    Net loss ...............................................................................        $ (76,905)        $ (10,753)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation ........................................................................            6,830               248
       Amortization of deferred stock-based compensation ...................................           20,115             4,022
       Amortization of debt related costs and discount .....................................            2,454               269
       Amortization of sales acquisition costs .............................................              452               100
       Amortization of rent discount .......................................................               84                -
       Changes in operating assets and liabilities:
           Accounts receivable .............................................................           (5,242)               -
           Prepaids and other current assets ...............................................           (2,349)           (1,787)
           Other assets ....................................................................             (987)           (1,166)
           Accounts payable and accrued expenses ...........................................            6,144               658
           Accrued interest payable ........................................................            7,197                -
           Other current liabilities .......................................................            2,746               170
           Other liabilities ...............................................................            2,114               132
                                                                                                 -------------     -------------
               Net cash used in operating activities .......................................          (37,347)           (8,107)
                                                                                                 -------------     -------------
Cash flows from investing activities:
    Purchase of short-term investments .....................................................          (52,710)          (16,137)
    Sales and maturities of short-term investments .........................................           35,717             8,042
    Purchases of property and equipment ....................................................         (169,646)           (2,645)
    Additions to construction in progress ..................................................         (102,754)          (22,559)
    Accrued construction costs .............................................................           51,364             8,687
    Purchase of restricted cash and short-term investments .................................          (18,540)               -
    Sale of restricted cash and short-term investments .....................................           13,000                -
                                                                                                 -------------     -------------
               Net cash used in investing activities .......................................         (243,569)          (24,612)
                                                                                                 -------------     -------------
Cash flows from financing activities:
    Proceeds from issuance of common stock .................................................              253                -
    Proceeds from initial public offering of common stock, net .............................          251,710                -
    Proceeds from exercise of stock options ................................................            3,055               266
    Proceeds from issuance of debt facilities and capital lease obligations ................            6,884             6,115
    Repayment of debt facilities and capital lease obligations .............................           (4,687)             (272)
    Repurchase of redeemable convertible preferred stock ...................................               -                (10)
    Repurchase of common stock .............................................................              (13)               -
    Proceeds from issuance of redeemable convertible preferred stock, net ..................           94,418            55,850
                                                                                                 -------------     -------------
               Net cash provided by financing activities ...................................          351,620            61,949
                                                                                                 -------------     -------------
Net increase in cash and cash equivalents ..................................................           70,704            29,230
Cash and cash equivalents at beginning of period ...........................................          203,165             4,164
                                                                                                 -------------     -------------
Cash and cash equivalents at end of period .................................................        $ 273,869         $  33,394
                                                                                                 =============     =============
    Supplemental cash flow information:
       Cash paid for taxes .................................................................        $      -          $      68
                                                                                                 =============     =============
       Cash paid for interest ..............................................................        $  14,135         $      68
                                                                                                 =============     =============
    Noncash financing and investing activities:
       Preferred stock warrants issued for financing commitments ...........................        $      -          $   3,096
                                                                                                 =============     =============
       Common stock warrants issued for services ...........................................        $  10,624         $   1,508
                                                                                                 =============     =============
       Revaluation of common stock warrants issued for services ............................        $   6,879         $      -
                                                                                                 =============     =============
       Assets recorded under capital lease .................................................        $   5,339         $     661
                                                                                                 =============     =============
       Deferred compensation on grants of stock options ....................................        $  56,618         $  13,705
                                                                                                 =============     =============

     See accompanying notes to condensed consolidated financial statements.

                                  EQUINIX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. ("Equinix" or the "Company") and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods presented. The balance sheet at December 31, 1999 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Equinix's Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on August 10, 2000. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

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

     In September 2000, the Company posted a letter of credit in the amount of $5.5 million related to the Amsterdam, The Netherlands lease (see Note 7).

3. Property and Equipment

     Property and equipment is comprised of the following (in thousands):

                                                            September 30,        December 31,
                                                                2000                1999
                                                          -----------------  -------------------
                                                            (unaudited)
Leasehold improvements..................................        $  115,666            $ 16,664
IBX plant and machinery.................................            32,433               8,236
Computer equipment and software.........................            38,833               3,126
IBX equipment...........................................            15,314                 659
Furniture and fixtures..................................             1,084                 373
                                                          -----------------  -------------------
                                                                   203,330              29,058
Less accumulated depreciation...........................           (7,366)                (614)
                                                          -----------------  -------------------
                                                                $  195,964            $ 28,444
                                                          =================  ===================

     Leasehold improvements, certain computer equipment, IBX plant and machinery, software and furniture and fixtures recorded under capital leases aggregated $6,000,000 and $661,000 as of September 30, 2000 and December 31, 1999, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense.

     Included within leasehold improvements is the value attributed to the earned portion of the WorldCom Warrant and Bechtel Warrant totaling $4,562,000 and $472,000, respectively, as of September 30, 2000 and $330,000 and none, respectively, as of December 31, 1999. Amortization on such warrants within leasehold improvements is included in depreciation expense.

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

     Included within construction in progress is the value attributed to the unearned portion of warrants issued to certain fiber carriers and our contractor totaling $13,714,000 as of September 30, 2000 and $4,136,000 as of December 31, 1999.

     Interest incurred is capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, Capitalization of Interest Costs. Total interest cost incurred and total interest capitalized during the three months ended September 30, 2000, was $7,979,000 and $1,497,000, respectively. Total interest cost incurred and total interest capitalized during the nine months ended September 30, 2000, was $23,826,000 and $3,464,000, respectively. No interest was capitalized for the three and nine months ended September 30, 1999.

5. Redeemable Convertible Preferred Stock

     In May 2000, the Company amended and restated its Certificate of Incorporation to change the authorized share capital to 43,000,000 shares of redeemable convertible preferred stock, of which 20,000,000 was designated as Series A, 16,000,000 was designated as Series B and 7,000,000 was designated as Series C.

     In May and June 2000, the Company completed the closing of the Series C redeemable convertible preferred stock financing. The Company raised approximately $94.4 million and issued 6,262,161 shares of Series C redeemable convertible preferred stock.

     All shares of redeemable convertible preferred stock were converted to shares of common stock upon the closing of the Company's initial public offering in August 2000. All outstanding warrants to purchase preferred stock are now exercisable for common stock.

6. Stockholders' Equity

   Public Offering

     On August 11, 2000, the Company completed an initial public offering of 20,000,000 shares of its common stock. On September 7, 2000, the underwriters exercised their option to purchase 2,704,596 shares to cover the over-allotment of shares. As a result of the public offering, all outstanding shares of preferred stock automatically converted into 40,704,222 shares of common stock.

   Common Stock

     In May 2000, the Company amended and restated its Certificate of Incorporation to change the authorized share capital to 80,000,000 shares of common stock.

     In May 2000, the board of directors agreed to waive the repurchase right with respect to one of its founder's unvested shares.

     In August, 2000, the Company filed its amended and restated certificate of incorporation, which, among other things, increased its authorized common stock to 300,000,000 shares.

                                  EQUINIX, INC.

Stock Plans

     In May 2000, the Company's stockholders approved an amendment to the 1998 Stock Plan increasing the aggregate number of common shares available for issuance over the term of the Plan by 3,000,000 to a total of 15,012,810 shares.

     During the nine months ended September 30, 2000, the Company granted additional stock options to employees to purchase 7,465,675 shares of common stock under the 1998 Stock Plan resulting in an additional deferred stock-based compensation charge of approximately $56.6 million.

     In July 2000, the Company's stockholders approved an amendment to the 1998 Stock Plan increasing the aggregate number of common shares available for issuance over the term of the Plan by 300,000 to a total of 15,312,810 shares.

     In May 2000, the board of directors approved the 2000 Equity Incentive Plan under which 5,000,000 shares of common stock have been reserved. Any shares not issued under the 1998 Stock Plan are available for grant under this plan. On each January 1, commencing with the year 2001, the number of shares in reserve will automatically increase by 6% of the total number of shares of common stock that are outstanding at that time or, if less, by 6,000,000 shares. The board has elected to extend the change in control acceleration feature of the 2000 Equity Incentive Plan to all outstanding options and unvested shares. Previously, options granted under the 1998 Stock Plan provided that vesting of the shares would accelerate only if not assumed by the acquiring entity.

     In May 2000, the Company approved the Employee Stock Purchase Plan under which 1,000,000 shares of common stock have been reserved. On each January 1, commencing with the year 2001, the number of shares in reserve will automatically increase by 2% of the total number of shares of common stock outstanding at that time, or, if less, by 600,000 shares. The plan permits purchases of common stock via payroll deductions. The maximum payroll deduction is 15% of the employee's cash compensation. Purchases of the common stock will occur on February 1 and August 1 of each year. The price of each share purchased will be 85% of the lower of:

         . The fair market value per share of common stock on the date immediately before the first day of the applicable offering period (which lasts 24 months); or

         . The fair market value per share of common stock on the purchase date.

     The value of the shares purchased in any calendar year may not exceed $25,000.

     In May 2000, the board of directors also approved the 2000 Directors' Stock Option Plan under which 200,000 shares of common stock have been reserved. On each January 1, commencing with the year 2001, the number of shares in reserve will automatically increase by 50,000 shares. Non-employee members of the board of directors will be eligible for option grants under the 2000 Directors' Stock Option Plan. Each non-employee director who is serving on our board on the effective date of the plan who has not already received an initial option for 40,000 shares and each non-employee director who joins the board after the effective date of the plan will receive an initial option of 40,000 shares. The initial options vest in four equal annual installments following the date of grant. At each annual stockholder's meeting, beginning in 2000, each non-employee director will automatically be granted an annual option for 10,000 shares of the common stock. A new non-employee director who receives the initial option will not receive the 10,000 share annual option in the same calendar year. These options vest fully on the first anniversary of the date of the grant. The exercise price of the option will be equal to the fair market value of the common stock on the option grant date. The non-employee directors' options have a 10-year term, and expire one year after a director leaves the board. Upon a change in control of the Company, the options become fully vested.

                                  EQUINIX, INC.

     A summary of stock option plan activity under the stock option plans is as follows:

                                                             Weighted-average
                                               Shares         exercise price
                                           ---------------  --------------------
Outstanding at December 31, 1999.........      2,780,988         $ 0.64
Granted..................................        952,075           3.97
Forfeited................................       (155,594)          0.07
Exercised................................       (680,904)          1.05
                                           ---------------

Outstanding at March 31, 2000............      2,896,565           1.67
Granted..................................      5,114,050           5.12
Forfeited................................        (74,500)          0.47
Exercised................................       (478,490)          2.54
                                           ---------------

Outstanding at June 30, 2000.............      7,452,425           3.99
Granted..................................      1,399,550           7.00
Forfeited................................       (172,783)          0.82
Exercised................................       (261,520)          2.28
                                           ---------------
Outstanding at September 30, 2000........                          4.58
                                               8,417,672
                                           ===============

Shares available for future grant........      5,227,622
                                           ===============

Exercisable at end of period.............        111,040           0.14
                                           ===============


   Warrants

     In April 2000, the Company entered into a definitive agreement with AT&T whereby AT&T agreed to install high-bandwidth local connectivity services to a number of the Company's IBX centers in exchange for colocation space and related benefits in such IBX centers. In connection with this agreement, the Company granted AT&T a warrant to purchase up to 540,000 shares of the Company's common stock at $4.00 per share. The warrant is immediately exercisable and expires five years from date of grant. A total of 140,000 shares are immediately vested and the remaining 400,000 shares are subject to repurchase at the original exercise price if certain performance commitments are not completed by a pre-determined date. The warrant was originally valued at $5,372,000 using the Black-Scholes option-pricing model and has been recorded initially to construction in progress until installation is complete. The following assumptions were used in determining the fair value of the warrant: deemed fair market value per share of $11.82, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.56% and a contractual life of 5 years. Under the applicable guidelines in EITF 96-18, the underlying shares of common stock associated with this warrant subject to repurchase are revalued at each balance sheet date to reflect their current fair value until the performance commitment is complete. Any resulting increase in fair value of the warrant will ultimately be recorded as a leasehold improvement. As of September 30, 2000 the fair market value of this warrant was $4,257,000.

                                  EQUINIX, INC.

     In June 2000, the Company entered into a strategic agreement with COLT Telecommunications ("Colt") whereby Colt agreed to install high-bandwidth local connectivity services to a number of the Company's European IBX centers in exchange for colocation space and related benefits in such IBX centers. In connection with this agreement, the Company granted Colt a warrant to purchase up to 250,000 shares of the Company's common stock at $5.33 per share. The warrant is immediately exercisable and expires five years from the date of grant. The shares are subject to repurchase at the original exercise price if certain performance commitments are not completed by a pre-determined date. The warrant was originally valued at $2,795,000 using the Black-Scholes option-pricing model and has been recorded initially to construction in progress until installation is complete. The following assumptions were used in determining the fair value of the warrant: deemed fair market value per share of $13.58, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.23% and a contractual life of 5 years. Under the applicable guidelines in EITF 96-18, the underlying shares of common stock associated with this warrant subject to repurchase are revalued at each balance sheet date to reflect their current fair value until the performance commitment is complete. Any resulting increase in fair value of the warrant will ultimately be recorded as a leasehold improvement. As of September 30, 2000 the fair market value of this warrant was $1,698,000.

     In June 2000, the Company entered into a strategic agreement with WorldCom and UUNET, an affiliate of WorldCom (the "UUNET Strategic Agreement"), which supersedes the definitive agreement entered into with WorldCom in November 1999 and which amends the related warrant for 675,000 shares issued to WorldCom in November 1999 (the "First WorldCom Warrant"). Under the UUNET Strategic Agreement, WorldCom agreed to install high-bandwidth local connectivity services and UUNET agreed to provide high-speed data entrance facilities to a number of the Company's IBX centers in exchange for colocation services and related benefits in such IBX centers. In connection with this strategic agreement, the Company granted WorldCom Venture Fund a warrant (the "WorldCom Venture Fund Warrant") to purchase up to 650,000 shares of Company's common stock at $5.33 per share. In addition, upon signing the UUNET Strategic Agreement all but 37,500 of the unearned shares under the First WorldCom Warrant are immediately vested.

     Both the First WorldCom Warrant and the WorldCom Venture Fund Warrant are immediately exercisable and expire five years from the date of grant. Both warrants are subject to repurchase at the original exercise price if certain performance commitments are not completed by a pre-determined date. The First WorldCom Warrant was originally valued at $2,969,000 using the Black-Scholes option-pricing model and has been recorded initially to construction in progress until installation is complete. The following assumptions were used in determining the fair value of the warrant: deemed fair market value per share of $4.80, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 5.5% and a contractual life of 5 years. Under the applicable guidelines in EITF 96-18, the remaining 37,500 shares of common stock associated with this warrant subject to repurchase are revalued at each balance sheet date to reflect their current fair value until the performance commitment is complete. Any resulting increase in fair value of the warrant will ultimately be recorded as a leasehold improvement. As of September 30, 2000 the fair market value of this warrant was $5,546,000.

     The WorldCom Venture Fund Warrant was originally valued at $7,255,000 using the Black-Scholes option-pricing model and has been recorded initially to construction in progress until installation is complete. The following assumptions were used in determining the fair value of the warrant: deemed fair market value per share of $13.58, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.23% and a contractual life of 5 years. Under the applicable guidelines in EITF 96-18, the underlying shares of common stock associated with this warrant subject to repurchase are revalued at each balance sheet date to reflect their current fair value until the performance commitment is complete. Any resulting increase in fair value of the warrant will ultimately be recorded as a leasehold improvement. As of September 30, 2000 the fair market value of this warrant was $4,416,000.

                                  EQUINIX, INC.

7. Commitments and Contingencies

     In April 2000, the Company entered into an operating lease agreement for its Amsterdam, The Netherlands, IBX center for a minimum term of 15 years. The Company has two options to extend the term of the lease for a period of five years each. In September 2000, the Company posted a letter of credit in the amount of $5.5 million related to the Amsterdam lease.

     In May 2000, Equinix entered into an agreement to purchase approximately 80 acres of land in San Jose, California for approximately $82.1 million. On June 21, 2000, before the closing on this property, the Company assigned its interest in the purchase agreement to iStar San Jose, LLC ("iStar"), and, concurrently, entered into a 20-year lease with iStar for the property. Under the terms of the lease, the Company has an option to extend the lease period for an additional 60 years, in six renewal terms of ten years each, for a total lease term of 80 years. In addition, the Company has an option to purchase the property from iStar after 10 years. The total annual rent payments during years one through five are approximately $9.6 million. Beginning the sixth lease year and every five years thereafter, the rent payments will increase by the percentage increase in the CPI, but in no event will the annual cumulative increase exceed 3.5% per annum.

     Concurrent with the execution of the iStar lease, the Company posted a letter of credit in the amount of $10.0 million. This letter of credit shall increase to $35.0 million if the Company does not meet certain financing targets. This security deposit shall be reduced on a pro rata basis based on the status of construction activity. On the tenth anniversary and every tenth year thereafter, Equinix shall have the right to purchase the property at the then fair market value, but at no less than the original purchase price.

     During the third quarter of 2000, the Company entered into operating lease agreements for its London, United Kingdom; Paris, France; Frankfurt, Germany; and New York IBX centers. The London agreement is for a term of 25 years. The Company has the right to terminate the lease upon the 15th or the 20th anniversary of the commencement date of the lease. The term of the Paris agreement is for a minimum of 6 years. The Company has the option to extend the term of the lease for up to an additional 18 years. The Frankfurt lease is for a term of 20 years. The Company has two options to extend the term of the lease for a period of five years each. The New York lease is for a term of 15 years. The Company has three options to extend the term of the lease for a period of five years each.

     From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, there are no pending claims of which the outcome is expected to result in a material adverse effect in the financial position or results of operations of the Company.

8. Comprehensive Loss

     The components of comprehensive loss are as follows (in thousands):

                                                         Three months ended           Nine months ended
                                                            September 30,               September 30,
                                                      --------------------------  --------------------------
                                                          2000         1999          2000          1999
                                                      ------------- ------------  ------------ -------------
Net loss.............................................   $ (32,085)     $(6,288)    $ (76,905)    $ (10,753)
Unrealized loss on available for sale securities.....         (74)         (10)         (126)            --
Foreign currency translation gain....................           33           --            33            --
                                                      ------------- ------------  ------------ -------------
Comprehensive loss...................................   $ (32,126)    $ (6,298)    $ (76,998)     $(10,753)
                                                      ============= ============  ============ =============

     There were no significant tax effects on comprehensive loss for the three and nine months ended September 30, 2000 and 1999.

                                  EQUINIX, INC.

9. Historical Net Loss per Share

     Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. Options, warrants and preferred stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

     The following table sets forth the computation of historical basic and diluted net loss per share for the periods indicated (in thousands, except per share data) (unaudited):

                                                     Three months ended           Nine months ended
                                                       September 30,                September 30,
                                                 --------------------------- ----------------------------
                                                     2000          1999          2000           1999
                                                 -------------- ------------ -------------- -------------
Numerator:
    Net loss....................................    $ (32,085)     $(6,288)      $(76,905)    $ (10,753)
                                                 ============== ============ ============== =============

Historical:
    Denominator:
    Weighted average shares.....................        50,908        9,870         27,586         7,617
    Weighted average unvested shares subject to
        repurchase..............................       (5,374)      (7,308)        (5,297)       (5,640)
                                                 -------------- ------------ -------------- -------------

        Total weighted average shares...........        45,534        2,562         22,289         1,977
                                                 ============== ============ ============== =============

    Net loss per share:
        Basic and diluted.......................      $ (0.70)     $ (2.45)       $ (3.45)      $ (5.44)
                                                 ============== ============ ============== =============

      The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated:

                                                                             September 30,
                                                                    --------------------------------

                                                                         2000             1999
                                                                    ----------------  --------------
Series A redeemable convertible preferred stock..................              --      18,682,500
Series B redeemable convertible preferred stock..................              --      10,471,930
Series C redeemable convertible preferred stock..................              --              --
Series A preferred stock warrants................................              --       1,245,000
Common stock warrants............................................       7,113,745              --
Common stock options.............................................       8,417,672       1,777,233

                                  EQUINIX, INC.

 10. Segment Information

      The Company and its subsidiaries are principally engaged in the design, build-out and operation of neutral IBX centers. All revenues result from the operation of these IBX centers. Accordingly, the Company considers itself to operate in a single segment. The Company's chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements.

      For the three and nine months ended September 30, 2000 and 1999, the majority of the Company's operations and assets are based in the United States.

      Revenues from two customers accounted for a combined 34% and 28%, respectively, of the Company's revenues for the three and nine months ended September 30, 2000.

11. Recent Accounting Pronouncements

     In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, Deferral of the Effective Date of FASB Statement No. 133, is effective for all fiscal quarters of fiscal years beginning after September 15, 2000. This statement does not currently apply to us as we do not have any derivative instruments or engage in hedging activities.

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

12. Subsequent Events

      The Company is currently having discussions with a group of lenders to obtain a senior secured credit facility. Although the Company believes it will secure commitments for this contemplated credit facility, the Company does not know that it will receive satisfactory commitments from lenders or that the Company will be able to negotiate satisfactory terms for and ultimately enter into a credit facility. Moreover, the Company expects that the credit facility will contain financial covenants and borrowing limitations that may prevent some or all of the funds potentially available to the Company from actually becoming available. If the Company is not successful in entering into this contemplated credit facility, or if funds are not ultimately made available to the Company under this credit facility, the Company may have to obtain funds from an alternative source. The Company is not currently pursuing any financing alternatives and does not know if any alternatives will be available.

     Item 2.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results, Liquidity and Capital Resources" below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements.


                                    Overview


     We design, build and operate neutral IBX centers where Internet businesses place their equipment and their network facilities in order to partner and interconnect with each other. Our neutral IBX centers provide content providers, application service providers, or ASPs, e-commerce and enterprise companies with the ability to directly interconnect with a choice of bandwidth providers, Internet service providers, or ISPs, infrastructure service providers and content distribution companies.

     We currently have IBX centers totaling an aggregate of 323,000 gross square feet in the Washington, D.C. metropolitan area, the New York metropolitan area, Silicon Valley, Los Angeles and Dallas. We intend to complete construction of three additional IBX centers and several expansion projects by the end of 2001, resulting in IBX centers covering eight markets in the United States and Europe. As of September 30, 2000, 61% of the available cabinets in our opened IBX centers were booked.

     Our annual contract value as of September 30, 2000 was $62.4 million. Our annual contract value reflects signed sales orders and includes both installed and uninstalled cabinets in both open and unopened IBX centers. A number of our larger contracts include ramps that allow customers a number of months to install their equipment and commence payment. Because we may alter our rollout schedule and because customers may not install or may delay installations, we cannot predict when and whether we will realize the full value of these contracts.

     Since inception, we have experienced operating losses and negative cash flow. As of September 30, 2000 we had an accumulated deficit of $98.7 million and accumulated cash used in operating and construction activities of $319.7 million. Given the revenue and income potential of our service offerings is still unproven and we have limited operating history, we may not generate sufficient operating results to achieve desired profitability. We therefore believe that we will continue to experience operating losses for the foreseeable future. See "Other Factors Affecting Operating Results".

     In August 2000, we successfully completed our initial public offering and obtained aggregate net proceeds of $251.7 million, which included proceeds from the exercise of the underwriters' over-allotment of 2,704,596 shares.

     For the three months and nine months ended September 30, 2000, revenues from enterprise and infrastructure companies accounted for more than 85% of our revenues, versus less than 15% from dot.com companies. For the three and nine months ended September 30, 2000, two customers accounted for a combined 34% and 28%, respectively, of our revenues. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future.

     Net revenues consist of recurring and non-recurring revenues derived primarily from the leasing of the cabinet space, installation charges and the provisioning of direct interconnections between our customers. Also, we offer value-added and professional services including "Smart Hands" service for customer equipment installations and maintenance. In addition, we recently announced the introduction of "IBXflex" space that allows customers to deploy mission critical operations, equipment and personnel in or near Equinix IBX centers.

     Our customer contracts are renewable and typically range from one to three years with payments for services made on a monthly basis. Non-recurring revenues, which are comprised of installation charges, are billed upon the successful installation of our customer cabinets, interconnections, switch ports, other service offerings and custom installation charges. Both recurring and non-recurring revenues are recognized ratably over the term of the contract. Custom installation charges are recognized upon completion of the services provided.

     Cost of revenues consist primarily of lease payments on our existing and proposed IBX centers, site employees' salaries and benefits, utility costs, amortization and depreciation of IBX center build-out costs and equipment and engineering, power, redundancy and security systems support and services. In addition, cost of revenues includes certain costs related to real estate obtained for future IBX facilities in the United States and Europe. These costs have been expensed as incurred. We will continue to fund these costs and certain future costs as the Company continues to expand its IBX centers in the United States and Europe. As a result, we expect our cost of revenues to increase significantly for the foreseeable future as we continue our rollout of additional IBX centers and expansion projects.

     Sales and marketing expenses consist primarily of compensation and related costs for the sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. Our sales and marketing expenses will increase significantly as we continue our rollout of additional IBX centers and expansion projects.

     General and administrative expenses consist primarily of costs associated with recruiting, training and managing of employees, salaries and related costs of our operations, customer fulfillment and support functions costs and finance and administrative personnel and related professional fees. Our general and administrative expenses, will increase significantly as we continue our rollout of additional IBX centers and expansion projects.

     Amortization of deferred stock-based compensation is a result of stock options granted to employees with an exercise price subsequently determined to be below the fair market per share for financial reporting purposes of our common stock. The options granted are typically subject to a four-year vesting period. We are amortizing the deferred stock-based compensation on an accelerated basis over the vesting periods of the applicable options in accordance with FASB Interpretation No. 28. We expect amortization of deferred stock-based compensation expense to impact our reported results through December 31, 2004.

     Interest income has been generated primarily from the proceeds derived from our public and private stock offerings and funds received from various other financing events. We anticipate interest income will decrease as funds generated from financing activities are deployed into the construction and operations of our IBX centers.

     Interest expense includes interest attributed to our senior notes, debt facilities and capital lease obligations as well as interest expense derived from the amortization of our debt issuance costs and interest accretion attributed to the senior note warrants. We are currently having discussions with a group of lenders to obtain a senior secured credit facility. Assuming the successful completion of the senior credit facility, we expect interest expense to increase over the term of the facility.

     Income taxes have no significant impact on the Company and have been limited to nominal amounts since inception of the Company. We have recorded a full valuation allowance for any deferred tax assets, consisting primarily of net operating loss carry-forwards, because of uncertainty regarding its recoverability.

     Our adjusted net loss before net interest and other expense, income taxes, depreciation and amortization of capital assets, amortization of stock-based compensation and other non-cash charges ("Adjusted EBITDA") is calculated to enhance an understanding of our operating results. Adjusted EBITDA is a financial measurement commonly used in capital-intensive telecommunication and infrastructure industries. Other companies may calculate Adjusted EBITDA differently than ours. It is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles nor a measure of liquidity. The Company measures Adjusted EBITDA at both the IBX center and total company level.

Results of Operations

Three Months Ended September 30, 1999 and 2000

     Revenues. We recognized revenues of $3.9 million for the three months ended September 30, 2000. Revenues consisted of recurring revenues of $3.1 million primarily from the leasing of cabinet space, and non-recurring revenues of $857,000 related to the recognized portion of deferred installation revenue and custom installation revenues. Installation and service fees are recognized ratably over the term of the contract. Custom installation revenues are recognized upon completion of the services. We did not recognize any revenues during the three months ended September 30, 1999.

     Cost of Revenues. Cost of revenues increased from $595,000 for the three months ended September 30, 1999 to $12.4 million for the three months ended September 30, 2000. Cost of revenues consists primarily of rental payments for our leased IBX centers, site employees' salaries and benefits, utility costs, power and redundancy system engineering support services and related costs, security services and related costs and depreciation and amortization of our IBX center build-out and other equipment costs. The increase in cost of revenues was due to additional leases and increased expenses related to our opening of additional IBX centers.

     Sales and Marketing. Sales and marketing expenses increased from $853,000 for the three months ended September 30, 1999 to $2.7 million for the three months ended September 30, 2000. These amounts exclude $273,000 and $2.4 million, respectively, of stock-based compensation expense. Sales and marketing expenses consist primarily of compensation and related costs for the sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. The increase in sales and marketing expense resulted from the addition of personnel in our sales and marketing organizations, reflecting our increased selling effort and our efforts to develop market awareness. We anticipate that sales and marketing expenses will increase in absolute dollars as we increase our investment in these areas to coincide with the rollout of additional IBX centers.

     General and Administrative. General and administrative expenses increased from $1.9 million for the three months ended September 30, 1999 to $8.7 million for the three months ended September 30, 2000. These amounts exclude $2.6 million and $7.5 million, respectively, of stock-based compensation expense. General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. The increase in general and administrative expenses was primarily the result of increased expenses associated with additional hiring of personnel in management, finance and administration, as well as other related costs associated with supporting the Company's expansion. We anticipate that general and administrative expenses will increase in absolute dollars due to increased staffing levels consistent with the growth in our infrastructure and related operating costs associated with our regional and international expansion efforts.

     EBITDA loss increased for the three months ended September 30, 1999 from $3.2 million to $16.7 million for the three months ended September 30, 2000. Although many factors affect EBITDA and costs vary from IBX market to IBX market, as of September 30, 2000, three of our five IBX centers achieved positive EBITDA status. We anticipate EBITDA loss to increase for the three months ended December 31, 2000 as we incur increased expenses for existing and future IBX centers.

     Interest Income. Interest income increased for the three months ended September 30, 1999 from $238,000 to $4.4 million for the three months ended September 30, 2000. Interest income increased substantially due to higher cash, cash equivalent and short-term investment balances held in interest bearing accounts, resulting from the proceeds of the initial public offering and preferred stock financing activities.

     Interest Expense. Interest expense increased from $242,000 for the three months ended September 30, 1999 to $6.5 million for the three months ended September 30, 2000. The increase in interest expense was attributed to interest on the senior notes, interest related to an increase in our debt facilities and capital lease obligations and amortization of the senior notes, debt facilities and capital lease obligations discount.

   Nine Months Ended September 30, 1999 and 2000

     Revenues. We recognized revenues of $5.0 million for the nine months ended September 30, 2000. Revenues consisted of recurring revenues of $4.1 million, primarily from the leasing of cabinet space, and non-recurring revenue of $0.9 million related to the recognized portion of deferred installation revenue and custom installation revenues. Installation and service fees are recognized ratably over the term of the contract. Custom installation revenues are recognized upon completion of the services. We did not recognize any revenues during the nine months ended September 30, 1999.

     Cost of Revenues. Cost of revenues increased from $935,000 for the nine months ended September 30, 1999 to $20.8 million for the nine months ended September 30, 2000. Cost of revenues consists primarily of rental payments for our leased IBX centers, site employees' salaries and benefits, utility costs, power and redundancy system engineering support services and related costs, security services and related costs and depreciation and amortization of our IBX center build-out and other equipment costs. The increase in cost of revenues was due to additional leases and increased expenses related to our opening of additional IBX centers.

     Sales and Marketing. Sales and marketing expenses increased from $1.5 million for the nine months ended September 30, 1999 to $8.4 million for the nine months ended September 30, 2000. These amounts exclude $385,000 and $5.3 million, respectively, of stock-based compensation expense. Sales and marketing expenses consist primarily of compensation and related costs for the sales and marketing, personnel, sales commissions, marketing programs, public relations, promotional materials and travel. The increase in sales and marketing expense resulted from the addition of personnel in our sales and marketing organizations, reflecting our increased selling effort and our efforts to develop market awareness. We anticipate that sales and marketing expenses will increase in absolute dollars as we increase our investment in these areas to coincide with the rollout of additional IBX centers.

     General and Administrative. General and administrative expenses increased from $4.4 million for the nine months ended September 30, 1999 to $24.0 million for the nine months ended September 30, 2000. These amounts exclude $3.6 million and $14.4 million, respectively, of stock-based compensation expense. General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. The increase in general and administrative expenses was primarily the result of increased expenses associated with additional hiring of personnel in management, finance and administration, as well as other related costs associated with supporting the Company's expansion. We anticipate that general and administrative expenses will increase in absolute dollars due to increased staffing levels consistent with the growth in our infrastructure and related operating costs associated with our regional and international expansion efforts.

     Adjusted EBITDA. Adjusted EBITDA loss increased for the nine months ended September 30, 1999 from $6.5 million to $41.3 million for the three months ended September 30, 2000. Although many factors affect adjusted EBITDA and costs vary from IBX market to IBX market, as of September 30, 2000, three of our five IBX centers achieved positive adjusted EBITDA status.

     Interest Income. Interest income increased for the nine months ended September 30, 1999 from $410,000 to $11.8 million for the nine month period ended September 30, 2000. Interest income increased substantially due to higher cash, cash equivalent and short-term investment balances held in interest bearing accounts, resulting from the proceeds of the initial public offering and preferred stock financing activities.

     Interest Expense. Interest expense increased from $380,000 for the three months ended September 30, 1999 to $20.4 million for the three months ended September 30, 2000. The increase in interest expense was attributed to interest on the senior notes, interest related to an increase in our debt facilities and capital lease obligations and amortization of the senior notes, debt facilities and capital lease obligations discount.

Liquidity and Capital Resources

     Since inception, we have financed our operations and capital requirements primarily through the issuance of senior notes, the private sale of preferred stock, our initial public offering and debt financing for aggregate gross proceeds of approximately $686.2 million. As of September 30, 2000, we had approximately $310.6 million in cash, cash equivalents and short-term investments. Furthermore, we have an additional $44.1 million of restricted cash, cash equivalents and short-term investments to fund interest expense through June 2001on our 13% senior notes due 2007, provide collateral under a number of separate security agreements for standby letters of credit and escrow accounts entered into and in accordance with certain lease agreements. Our principal sources of liquidity consists of our cash, cash equivalent and short-term investment balance and, subject to the negotiation and execution of definitive loan documentation, a proposed senior secured credit facility. As of September 30, 2000, our total indebtedness from our senior notes, debt facilities and capital lease obligations was $217.8 million.

     Net cash used in operating activities was $37.3 million and $8.1 million for the nine months ended September 30, 2000 and 1999, respectively. We used cash primarily to fund our net loss from operations.

     Net cash used in investing activities was $243.6 million and $24.6 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash used in investing activities was primarily attributable to the construction of our IBX centers and the purchase of restricted cash and short-term investments.

     Net cash generated by financing activities was $351.6 million and $61.9 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash generated by financing activities during the nine months ended September 30, 2000 was primarily attributable to the proceeds from the initial public offering and issuance of Series C redeemable convertible preferred stock. Net cash generated by financing activities during the nine months ended September 30, 1999 was primarily attributable to the proceeds from the issuance of Series B redeemable convertible preferred stock and the drawdown on the debt facilities and capital lease obligations.

     In March 1999, we entered into a loan and security agreement in the amount of $7.0 million bearing interest at 7.5% to 9.0% per annum repayable in 36 to 42 equal monthly payments with a final interest payment equal to 15% of the advance amounts due at maturity. In May 1999, we entered into a master lease agreement in the amount of $1.0 million. This master lease agreement was increased by addendum in August 1999 by $5.0 million. This agreement bears interest at either 7.5% or 8.5% and is repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. In August 1999, we entered into a loan agreement in the amount of $10.0 million. This loan agreement bears interest at 8.5% and is repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. At September 30, 2000, we had total debt and capital lease financings available of $23.0 million, which had been fully drawn down.

     In December 1999, we issued $200.0 million aggregate principal amount of 13% senior notes due 2007 for aggregate net proceeds of $193.4 million, net of offering expenses. Of the $200.0 million gross proceeds, $16.2 million was allocated to additional paid-in capital for the fair market value of the common stock warrants and recorded as a discount to the senior notes. Senior notes, net of the unamortized discount, are $185.4 million as of September 30, 2000.

     In December 1999, we completed the private sale of our Series B redeemable convertible preferred stock, net of issuance costs, in the amount of $81.7 million.

     In May 2000, we entered into a purchase agreement regarding approximately 80 acres of real property in San Jose, California. In June 2000, before the closing on this property, we assigned our interest in the purchase agreement to iStar San Jose, LLC. On the same date, iStar purchased this property and entered into a 20-year lease with us for the property. Under the terms of the lease, we have the option to extend the lease for an additional 60 years, for a total lease term of 80 years. In addition, we have the option to purchase the property from iStar after 10 years.

     In June 2000, we completed the private sale of our Series C redeemable convertible preferred stock in the amount of $94.4 million.

     In August 2000, we completed an initial public offering of 20,000,000 shares of common stock. In addition, in September 2000, the underwriters exercised their option to purchase 2,704,596 shares to cover over-allotments of shares. Total net proceeds from the offering and over-allotment were $251.7 million.

     We expect that our cash on hand and anticipated cash flow from operations, and assuming the negotiation, execution and drawdown of our proposed senior secured credit facility, should be sufficient to build an additional three IBX centers and expansion projects on built IBX centers by the end of 2001. Assuming sufficient customer demand and the availability of additional financing, we will build additional IBX centers and expand certain existing IBX centers. We are continually evaluating the location, number and size of our facilities based upon the availability of suitable sites, financing and customer demand. If we cannot raise additional funds on acceptable terms or funds under our proposed credit facility are unavailable to us or our losses exceed our expectations, we may delay the currently planned projects, the rollout of additional IBX centers or permanently reduce our rollout plans. Additional financing may take the form of debt or equity. If we are unable to raise additional funds to further our rollout, we anticipate that the cash flow generated from the eight IBX centers, for which we will have obtained financing if the credit facility is available, will be sufficient to meet the working capital, debt service and corporate overhead requirements associated with those IBX centers.

Recent Accounting Pronouncements

     In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, Deferral of the Effective Date of FASB Statement No. 133, is effective for all fiscal quarters of fiscal years beginning after September 15, 2000. This statement does not currently apply to us as we do not have any derivative instruments or engage in hedging activities.

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

Risks Related to Our Business

Our business model is new and unproven and we may not succeed in generating sufficient revenue to sustain or grow our business.

     We were founded in June 1998. We did not recognize any revenue until November 1999. Our limited history and lack of meaningful financial or operating data makes evaluating our operations and the proposed scale of our business difficult. Moreover, the neutrality aspect of our business model is unique and largely unproven. We expect that we will encounter challenges and difficulties frequently experienced by early-stage companies in new and rapidly evolving markets, such as our ability to generate cash flow, hire, train and retain sufficient operational and technical talent, and implement our plan with minimal delays. We may not successfully address any or all of these challenges and the failure to do so would seriously harm our business plan and operating results, and affect our ability to raise additional funds.

We have a history of losses, and we expect our operating expenses and losses to increase significantly.

     As an early-stage company, we have experienced operating losses since inception. As of September 30, 2000, we had cumulative net losses of $98.7 million and cumulative cash used by operating activities of $48.1 million since inception. We expect to incur significant losses in the future. In addition, as we commence operations, our losses will increase as we:

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

     We are highly leveraged. As of September 30, 2000, we had total indebtedness of $217.8 million and we expect to incur further debt to fund our IBX construction plans. Our highly leveraged position could have important consequences, including:

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

     We expect that our current cash, cash equivalents and short-term investments, together with the proposed senior secured credit facility, will allow us to pursue three additional IBX centers and several expansion projects, resulting in a total of eight IBX centers in the United States and Europe by the end of 2001. If we cannot raise sufficient additional funds on acceptable terms or funds under our proposed credit facility are unavailable to us or our losses exceed our expectations, we may be required to delay the rollout of our currently planned IBX centers or permanently reduce our rollout plans. There can be no assurance that we will enter into the proposed credit facility. Additional financing could take the form of debt or equity. In the past, we have had difficulties obtaining debt financing due to the early stage of our company's development. Financing may not be available to us at the time we seek to raise additional funds, or if such financing is available, it may only be available on terms, or in amounts, which are unfavorable to us.

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

     Our IBX center rollout plan is preliminary and has been developed from our current market data and research, projections and assumptions. If we are able to secure additional funds, we expect to pursue additional IBX projects and to reconsider the timing and approach to IBX projects. We expect to continually reevaluate our business and rollout plan in light of evolving competitive and market conditions and the availability of suitable sites, financing and customer demand. As a result, we may alter our IBX center rollout and reallocate funds, or eliminate segments of our plan entirely if there are:

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

     We have agreed to use Bechtel Corporation exclusively as our contractor to provide program management, site identification and evaluation and construction services to build our IBX centers under mutually agreed upon guaranteed completion dates. Problems in our relationship with Bechtel, including Bechtel rendering services to our potential competitors, could have a material adverse effect on our ability to achieve our business objectives on a timely and cost-effective basis.

     In addition, our success will depend upon our ability to timely identify and acquire suitable locations, on acceptable terms, with proximity to adequate power and fiber networks. We have encountered competition for suitable sites from potential competitors and we expect this to increase in the future.

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

Because we depend on the development and growth of a balanced customer base, failure to attract this base of customers could harm our business and operating results.

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

     .  power loss; and

     .  sabotage and vandalism.

     Problems at one or more of our centers, whether or not within our control, could result in service interruptions or significant equipment damage. To date, our power uptime has been in excess of 99.99% across all our operational IBX centers; however, in the past, we experienced temporary losses of power that led to a short-term unavailability of our services. Any loss of services, particularly in the early stage of our development, could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers which would adversely affect our ability to generate revenues and affect our operating results.

Risks Related to Our Industry

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

Item 3.    Qualitative and Quantitative Disclosures about Market Risk

   Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that we are not subject to any material market risk exposure. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt obligations due to the fixed nature of our debt obligations.

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

   Foreign Currency Risk

     To date, all of our recognized revenue has been denominated in U.S. dollars and from customers in the United States, and our exposure to foreign currency exchange rate changes has been minimal. We have signed a number of lease agreements in Europe and expect that future revenues may also be derived from international markets and may be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in exchange rates of certain currencies in relation to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure that exchange rate fluctuations will not adversely affect our financial results in the future.

     PART II.   OTHER INFORMATION

                                  EQUINIX, INC.

Item 1.   Legal Proceedings.

     None.

Item 2.   Changes in Securities and Use of Proceeds.

      (b)Through the Company's (i) Loan Agreement, dated August 16, 1999, among Venture Lending & Leasing and other lenders and Equinix, Inc. and (ii) the Indenture, dated December 1, 1999 governing the Senior Notes, certain restrictions are imposed on the ability of the Company to make dividend payments as defined in those agreements.

     (c) During the quarter ended September 30, 2000, we have issued and sold the following securities:

          1. We granted stock options to purchase 1,399,550 shares of common stock at an exercise prices of $7.00 per share to employees, consultants and directors pursuant to our 1998 stock option plan and 2000 directors' stock option plan.

          2. We issued and sold an aggregate of 261,520 shares of common stock to employees, consultants and directors for aggregate consideration of approximately $626,226 pursuant to exercises of options granted under our 1998 Stock Option Plan.

          3. In August 2000, and prior to the closing of our initial public offering, we gifted 65,000 shares of our common stock to Community Foundation Silicon Valley pursuant to a Restricted Stock Grant Agreement.

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

     (d) The effective date of the Registration Statement for our initial public offering, filed on Form S-1 under the Securities Act of 1933 (File No. 333-93749), was August 10, 2000. The class of securities registered was Common Stock. The managing underwriters for the offering were Goldman, Sachs & Co., Salomon Smith Barney Inc., Chase Securities Inc. and Epoch Securities, Inc.

         The offering commenced on August 11, 2000 and terminated on September 7, 2000 after we had sold all of the 22,704,596 shares of common stock registered under the Registration Statement for an aggregate gross offering price of $272,455,152.

    We incurred expenses of approximately $20,745,000, of which $19,071,860 represented underwriting discounts and commissions and approximately $1,673,140 represented other expenses related to the offering. The net offering proceeds after total expenses was $251,710,000.

         We expect to use the proceeds for general corporate proceeds, including working capital and to fund the construction of new IBX centers and expansion projects on built IBX centers. A portion of the net proceeds may also be used for the acquisition of businesses, products and technologies that are complimentary to ours. We have no current agreements or commitments for acquisitions of complimentary businesses, products or technologies. Pending these uses, the net proceeds have been invested in investment grade and interest-bearing securities. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

Item 3.   Defaults Upon Senior Securities.

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     In the quarter ended September 30, 2000, the following matters were submitted to the security holders of the Company:

          In August 2000, we solicited the approval of our stockholders through a Written Consent of Stockholders to amend and restate our certificate of incorporation, amend and restate our bylaws, approve our form indemnification agreement, and approve the 2000 Equity Incentive Plan, 2000 Employee Stock Purchase Plan and the 2000 Director Option Plan. Stockholders holding approximately 83% of the 53,772,931 shares outstanding at that time gave their consent.

Item 5.   Other Information.

     None.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

    Exhibit
    -------
    No.  Description
    ---  -----------
3.1* Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.
3.2*     Bylaws of the Registrant.
4.1      Reference is made to Exhibits 3.1 and 3.2.
4.2**    Form of Registrant's Common Stock certificate.
4.6*     Common Stock Registration Rights Agreement (See Exhibit 10.3).
4.9*     Amended and Restated Investors' Rights Agreement (See Exhibit 10.6).
10.1* Indenture, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as trustee).
10.2* Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).
10.3* Common Stock Registration Rights Agreement, dated as of December 1, 1999, by and among the Registrant, Benchmark Capital Partners II, L.P., Cisco Systems, Inc., Microsoft Corporation, ePartners, Albert M. Avery, IV and Jay S. Adelson (as investors), and the Initial Purchasers.
10.4* Registration Rights Agreement, dated as of December 1, 1999, by and among the Registrant and the Initial Purchasers.
10.5* Form of Indemnification Agreement between the Registrant and each of its officers and directors.
10.6* Amended and Restated Investors' Rights Agreement, dated as of May 8, 2000, by and between the Registrant, the Series A Purchasers, the Series B Purchasers, the Series C Purchasers and members of the Registrant's management.
10.8*    The Registrant's 1998 Stock Option Plan.
10.9*+ Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.
10.10*+ Lease Agreement with Market Halsey Urban Renewal, LLC, dated as of May 3, 1999.
10.11*+ Lease Agreement with Laing Beaumeade, dated as of November 18, 1998. 10.12*+ Lease Agreement with Rose Ventures II, Inc., dated as of September 10,
         1999.
10.13*+ Lease Agreement with 600 Seventh Street Associates, Inc., dated as of August 6, 1999.
10.14*+ First Amendment to Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of October 28, 1999.
10.15*+ Lease Agreement with Nexcomm Asset Acquisition I, L.P., dated as of January 21, 2000.
10.16*+ Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of December 15, 1999.
10.17* Lease Agreement with ARE-2425/2400/2450 Garcia Bayshore LLC, dated as of January 28, 2000.
10.18*   Sublease Agreement with Insweb Corporation, dated as of November 1,
         1998.
10.19*+ Master Agreement for Program Management, Site Identification and Evaluation, Engineering and Construction Services between Equinix, Inc. and Bechtel Corporation, dated November 3, 1999.
10.20*+ Agreement between Equinix, Inc. and WorldCom, Inc., dated November 16, 1999.
10.21* Customer Agreement between Equinix, Inc. and WorldCom, Inc., dated November 16, 1999.
10.22*+  Lease Agreement with GIP Airport B.V., dated as of April 28, 2000.
10.23* Purchase Agreement between International Business Machines Corporation and Equinix, Inc. dated May 23, 2000.
10.24**  2000 Equity Incentive Plan
10.25**  2000 Director Option Plan
10.26**  2000 Employee Stock Purchase Plan
10.27** Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000
10.28+ Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of July 1, 2000.
10.29+ Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of May 1, 2000.

10.30+ Lease Agreement with 600 Seventh Street Associates, Inc., dated as of August 24, 2000.
10.31+ Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24, 2000.
10.32+ Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of August 7, 2000.
10.33+   Lease Agreement with Quattrocento Limited, dated as of June 1, 2000.
10.34 Lease Agreement with ARE-2425/2400/2450 Garcia Bayshore, LLC, dated as of March 20, 2000.
10.35 First Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of October 11, 2000.
27.1     Financial Data Schedule.

      -----------
* Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-4 (file No. 333-93749).
** Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement in Form S-1 (file No. 333-39752).
+ Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix's application for confidential treatment.

     (b)Reports on Form 8-K.

     None.

                                  EQUINIX, INC.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EQUINIX, INC.


Date: November 9, 2000

                      By:                  /s/ Philip J. Koen
                            --------------------------------------------------
                                  Chief Financial Officer, Corporate
                                   Development Officer and Secretary
                             (Principal Financial and Accounting Officer)

    Index to Exhibits
    -----------------
    No.  Description
    ---  -----------
3.1* Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.
3.2*     Bylaws of the Registrant.
4.1      Reference is made to Exhibits 3.1 and 3.2.
4.2**    Form of Registrant's Common Stock certificate.
4.6*     Common Stock Registration Rights Agreement (See Exhibit 10.3).
4.9*     Amended and Restated Investors' Rights Agreement (See Exhibit 10.6).
10.1* Indenture, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as trustee).
10.2* Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).
10.3* Common Stock Registration Rights Agreement, dated as of December 1, 1999, by and among the Registrant, Benchmark Capital Partners II, L.P., Cisco Systems, Inc., Microsoft Corporation, ePartners, Albert M. Avery, IV and Jay S. Adelson (as investors), and the Initial Purchasers.
10.4* Registration Rights Agreement, dated as of December 1, 1999, by and among the Registrant and the Initial Purchasers.
10.5* Form of Indemnification Agreement between the Registrant and each of its officers and directors.
10.6* Amended and Restated Investors' Rights Agreement, dated as of May 8, 2000, by and between the Registrant, the Series A Purchasers, the Series B Purchasers, the Series C Purchasers and members of the Registrant's management.
10.8*    The Registrant's 1998 Stock Option Plan.
10.9*+ Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.
10.10*+ Lease Agreement with Market Halsey Urban Renewal, LLC, dated as of May 3, 1999.
10.11*+ Lease Agreement with Laing Beaumeade, dated as of November 18, 1998. 10.12*+ Lease Agreement with Rose Ventures II, Inc., dated as of September 10,
         1999.
10.13*+ Lease Agreement with 600 Seventh Street Associates, Inc., dated as of August 6, 1999.
10.14*+ First Amendment to Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of October 28, 1999.
10.15*+ Lease Agreement with Nexcomm Asset Acquisition I, L.P., dated as of January 21, 2000.
10.16*+ Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of December 15, 1999.
10.17* Lease Agreement with ARE-2425/2400/2450 Garcia Bayshore LLC, dated as of January 28, 2000.
10.18*   Sublease Agreement with Insweb Corporation, dated as of November 1,
         1998.
10.19*+ Master Agreement for Program Management, Site Identification and Evaluation, Engineering and Construction Services between Equinix, Inc. and Bechtel Corporation, dated November 3, 1999.
10.20*+ Agreement between Equinix, Inc. and WorldCom, Inc., dated November 16, 1999.
10.21* Customer Agreement between Equinix, Inc. and WorldCom, Inc., dated November 16, 1999.
10.22*+  Lease Agreement with GIP Airport B.V., dated as of April 28, 2000.
10.23* Purchase Agreement between International Business Machines Corporation and Equinix, Inc. dated May 23, 2000.
10.24**  2000 Equity Incentive Plan
10.25**  2000 Director Option Plan
10.26**  2000 Employee Stock Purchase Plan
10.27** Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000
10.28+ Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of July 1, 2000.
10.29+ Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of May 1, 2000.

10.30+ Lease Agreement with 600 Seventh Street Associates, Inc., dated as of August 24, 2000.
10.31+ Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24, 2000.
10.32+ Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of August 7, 2000.
10.33+   Lease Agreement with Quattrocento Limited, dated as of June 1, 2000.
10.34 Lease Agreement with ARE-2425/2400/2450 Garcia Bayshore, LLC, dated as of March 20, 2000.
10.35 First Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of October 11, 2000.
27.1     Financial Data Schedule.

      -----------
* Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-4 (file No. 333-93749).
** Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement in Form S-1 (file No. 333-39752).
+ Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix's application for confidential treatment.

     (b)Reports on Form 8-K.

     None.