Form 10-K
period 2000-12-31
EQUINIX INC
filed 2001-03-27
CIK 1101239

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from  to

                       Commission file number 000-31293

                               ----------------

                                 EQUINIX, INC.
            (Exact name of registrant as specified in its charter)

        Delaware                            77-0487526
(State of incorporation)        (IRS Employer Identification No.)

            2450 Bayshore Parkway, Mountain View, California 94043 (Address of principal executive offices, including ZIP code)

                                (650) 316-6000
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, $0.001

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of voting common stock held by non-affiliates of the registrant as of February 28, 2001 was approximately $260.1 million. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of February 28, 2001, a total of 77,099,198 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III--Portions of the registrant's definitive Proxy Statement to be issued in conjunction with the registrant's Annual Meeting of Stockholders to be held on June 1, 2001. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 EQUINIX, INC.

                                   FORM 10-K

                               DECEMBER 31, 2000

                               TABLE OF CONTENTS

 Item                                                                  Page No.
 ----                                                                  --------

                                     PART I

 1.   Business......................................................       3
 2.   Properties....................................................      20
 3.   Legal Proceedings.............................................      20
 4.   Submission of Matters to a Vote of Security Holders...........      20

                                    PART II

       Market for Registrant's Common Equity and Related Stockholder
 5.   Matters.......................................................      21
 6.   Selected Financial Data.......................................      22
         Management's Discussion and Analysis of Financial Condition
 7.   and Results of Operations.....................................      23
 7A.  Quantitative and Qualitative Disclosures About Market Risk....      29
 8.   Financial Statements and Supplementary Data...................      30
         Changes in and Disagreements with Accountants on Accounting
 9.   and Financial Disclosure......................................      30

                                    PART III

 10.  Directors and Executive Officers of the Registrant............      31
 11.  Executive Compensation........................................      31
                 Security Ownership of Certain Beneficial Owners and
 12.  Management....................................................      31
 13.  Related Party Transactions....................................      31

                                    PART IV

      Exhibits, Financial Statement Schedule, and Reports on Form 8-
 14.  K.............................................................      32
      Signatures....................................................      35

                                     PART I

ITEM 1. BUSINESS

   All statements in this discussion that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, including statements regarding the Equinix's "expectations", "beliefs", "hopes", "intentions", "strategies" or the like. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Equinix cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-K. Equinix expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Equinix's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Overview

   Equinix designs, builds and operates neutral IBX centers where enterprises and Internet businesses place their equipment and their network facilities in order to interconnect with each other to grow their businesses and to improve Internet performance. Our neutral IBX centers place our customers' operations at a central location and provide them with the highest level of security, multiple back-up services, flexibility to grow and technical assistance. Our neutral IBX centers provide enterprises, content providers, ASPs and e-commerce companies with the ability to directly interconnect with a competitive choice of bandwidth providers, ISPs, site management companies and content distribution companies. Each IBX center provides access to multiple bandwidth providers and ISPs, including UUNET/Worldcom, AT&T, Excite@Home, Qwest, Williams, InterNAP, Verio, Global Crossing, Cable & Wireless and Level 3, which currently serve over 85% of the world's Internet networks. Equinix IBX centers enable enterprises and Internet companies to quickly, easily and privately interconnect with a choice of business partners and customers as well as aggregate services in order to provide them with the flexibility, speed and scalability they need to accelerate business growth in a more cost effective way.

   Equinix currently has IBX centers in the Washington, D.C., New York, Dallas, Chicago, Los Angeles and Silicon Valley areas. We intend to complete construction of an additional IBX center in the New York area in 2001, resulting in a total of seven IBX centers in the U.S.

   We were incorporated in Delaware in June 1998.

Market Opportunity

   Since the early 1990s, the Internet has experienced tremendous growth and is emerging as a global medium for communications and commerce. According to International Data Corporation, worldwide Internet commerce is forecast to grow from approximately $50 billion at the end of 1998 to approximately $2.6 trillion by the end of 2004. In addition, Forrester Research shows Worldwide Net commerce, both business-to-business and business-to-consumer, growing from $657 billion in 2000 to $6.8 trillion in 2004. Cahners In-Stat Group estimates that large and mid-sized businesses invested $49 billion in Internet-enabling technologies in 2000 which figure will nearly double to $110 billion in 2004.

   As a result of competitive pressures, enterprises and Internet businesses are demanding facilities that provide multiple interconnections with a broad cross-section of product and service providers and customers. The tremendous growth of Internet usage and e-commerce has aggravated the inefficiencies of the current Internet architecture, which has constrained businesses' abilities to effectively grow and manage their Internet operations. As the Internet and Internet businesses experienced significant growth and demand, content providers emerged and enterprise companies expanded to leverage this growth. Vertically integrated hosting providers then evolved to serve these content providers and enterprise companies. Until now, enterprises and Internet businesses have had to rely on these vertically integrated hosting providers for the distribution of content and delivery of services between thousands of individual networks. Internet and Internet businesses that choose to colocate equipment at these facilities typically have no choice but to purchase bandwidth, typically known as the rate at which data flows over a network and measured in bits per second, from the owner of the facility. This can be costly, given the lack of competition, and a significant risk if the facility owner's network were to fail or have performance problems.

   As content becomes more critical, the choice of suppliers and direct interconnection become increasingly important. International Data Corporation predicts that a combination of rapid Internet growth and increased outsourcing of Internet-related services will create an acute need for Internet-related hosting and colocation services, producing U.S. revenue growth from approximately $4.0 billion in the year 2000 to over $24.8 billion by 2004.

The Equinix Solution

   Equinix IBX centers provide the environment and services to meet the challenges facing enterprises and Internet businesses today. Our centers provide a free market environment where choice stimulates efficient business growth. Because enterprises and Internet companies have a broad choice of product and service providers, they can cost-effectively and reliably manage their web operations, increase their service offerings, deliver services more efficiently and have access to a larger potential customer base. As a result, we are able to provide the following key benefits to our customers:

   Choice. We believe that the ability of customers to choose among a variety of product and service providers is the fundamental driver of dynamic growth in commerce. By offering this crucial element of choice, our IBX centers are designed to serve as a catalyst for our customers that creates synergy among them and makes it possible for them to adapt their business models to successfully scale, or keep pace, with the growth of each other and of the Internet. Enterprises and Internet businesses view the IBX center as a forum to attract additional customers and diversify sources of supply for their businesses.

   Opportunity to Increase Revenues and Reduce Costs. Our customers have access to a variety of potential business partners. Accordingly, our customers have a better opportunity to increase the size of their addressable markets, accelerate revenue growth and improve the quality of their services at our IBX centers. In addition, participants are able to enhance their ability to control costs by aggregating their service purchases at a single location and through improved purchasing power.

   Scalability. Our IBX centers both stimulate and support the efficient growth of our customers. From a facility perspective, we construct our IBX centers to be large enough to accommodate our customers' short- term needs, and our plan is to maintain sufficient available expansion space to meet their long-term growth needs where possible. On an individual basis, customers are able to design their own unique cabinet configurations within a shared or private cage environment. As the need arises, customers can expand within their original cage or upgrade into a cage that meets their expanded requirements.

   Reliability. Our IBX design provides our customers with reliable and disaster-resistant environments that are necessary for optimum Internet commerce interconnection. We believe that the level of excellence and consistency achieved in our IBX architecture and design results in premium, secure, fault-tolerant exchanges. Our IBX centers are designed to offer our customers redundant, high-bandwidth Internet connectivity through multiple third-party connections. Additionally, our solutions include multiple layers of physical security, scalable cabinet space availability, on- site trained staff 24 hours per day, 365 days per year, dedicated areas for customer care and equipment staging, redundant AC/DC power systems and multiple other redundant, fault-tolerant infrastructure systems.

Equinix Strategy

   Our objective is to provide enterprises, content providers, ASPs and e-commerce companies with the ability to directly interconnect with a choice of bandwidth providers, ISPs, site management companies and content distribution companies to grow their business. Equinix IBX centers enable enterprises and Internet companies to quickly, easily and privately interconnect with a choice of business partners and customers, providing them with the flexibility, speed and adaptability they need to accelerate business growth and to allow a faster, more reliable Internet. To accomplish this objective we are employing the following strategies:

   Provide Customer Choice. We provide our customers with the freedom to choose their preferred product and service providers. We call this a neutral environment and it is one of the fundamental characteristics of an IBX center. We believe this is a significantly improved approach compared with the current Internet model because it offers customers increased value and reliability based on the availability of multiple providers of needed services. In traditional colocation or Web hosting environments, customers are often limited to a single choice of bandwidth provider, ISP, site management company, or performance management company. This limited choice can lead to single points of failure for customers or a limited number of options to choose from for value added services. The Equinix model of choice gives customers a wide range of providers to choose from for each of the services they require for increased Internet performance and reliability. For instance, in each IBX center customers can choose from multiple bandwidth providers, ISPs and Web management companies. The ability to choose whom they work with directly leads to better Internet business performance due to the increased diversity and an improved overall total cost of ownership since these suppliers are competing for the customers' business within the IBX center. Our customers will benefit from an open environment that stimulates efficient business growth through accelerated network economics, or the value derived by a provider at an IBX center from being able to sell its services to a locally-aggregated set of customers, created by the efficient and rapidly growing interaction between Internet businesses.

   Manage Choice to Create Network Effect. To attract the widest choice of Internet partners, it is important to provide a robust mix of leading companies from a variety of businesses and services. This allows enterprises, content providers, e- commerce companies and ASPs the opportunity to interconnect with a wide variety of companies. As a result of the IBX interconnection model, IBX participants encourage their customers, suppliers and business partners to also come into the IBX center. These customers, suppliers and business partners may also, in turn, encourage their business partners to locate in IBX centers resulting in additional customer growth. For example, a large financial site that chooses to locate in an Equinix IBX centers may encourage a bandwidth provider, a site management company or another content partner, like a financial news service, to also locate in the same IBX. In turn, these bandwidth providers or content partners will also bring their business partners to the IBX center. This network effect enhances the value of an IBX center with each new customer as interconnections provide monthly recurring revenues.

   Leverage IBX Centers as Hubs for Internet Exchange. The Equinix IBX model of network aggregation and choice provides a platform for offering new services beyond those offered by traditional hosting or colocation companies. Equinix provides customers with direct access to the bandwidth providers and ISPs that currently serve over 85% of the world's Internet networks. This critical mass of leading networks that we have assembled across all of our IBX centers uniquely positions Equinix to offer Internet exchange services that are important to the scaling and growing of the Internet, such as content peering and traffic exchange. Equinix will continue to leverage IBX centers as hubs for Internet exchange, extending our model of direct interconnections with new exchange-based services designed to allow faster and more reliable exchange of traffic.

   Leverage Strategically Scalable Centers. The network effect created by the Equinix IBX model requires strategic scalability to support the dynamic IBX growth environment. Our expansion plans are designed to meet the growth of our customers. Our IBX centers will both stimulate and support the efficient growth of our customers. From a facility perspective, we construct our IBX centers to be large enough to accommodate our customers' short- term needs, and our plan is to maintain sufficient available expansion space to meet their long-term growth needs where possible.

   Expand Globally and Capitalize on First-Mover Advantage. We believe that capitalizing on our first mover advantage is essential to establishing leadership in the rapidly developing neutral Internet business exchange market. As a result, we currently plan to open additional IBX centers in the United States and internationally. We believe the demand for our international IBX centers and services will be significant due to the early stage of Internet infrastructure deployment outside of the U.S.

   Establish Equinix as the Highest Performance Points on the Internet. We plan to establish Equinix as the industry standard for the highest quality business to business Internet exchanges. Through brand awareness and promotion we intend to create a strong following among all top content providers, ASPs and e-commerce companies. We believe that this strong brand awareness, combined with our ability to provide the highest quality business to business marketplace facilities and professional services will provide us with a competitive advantage in our market.

Customers

   Customers typically sign renewable contracts of two or more years in length, often with options on additional space. In addition to bandwidth providers such as UUNET/Worldcom, AT&T, Excite@Home, Qwest, Williams, InterNAP, Verio, Global Crossing, Cable & Wireless and Level 3, our customers include IBM, Loudcloud and Storage Networks. Additionally, approximately 42% of our participant base have signed multi-site contracts.

   Historically, Internet businesses have been vertically integrated and provided all services directly to their customers. These services typically included marketing, access and Internet backbone connectivity, server hosting, and other services such as e-mail and Usenet newsgroups. Continued rapid growth, innovation, competition and scarce human resources have opened the door for companies to specialize in core Internet services and outsource other elements of their business or product to suppliers. These specialized players include:

  . Enterprises, content providers and e-commerce companies supplying information, education or entertainment content and conducting the sale of goods and services;

  . ASPs offering hosted applications over the Internet;

  . ISPs and content distribution companies offering end-users Internet access and content distribution network services and customer support;

  . bandwidth providers (telecommunications carriers); and

  . site management companies which integrate and manage a customer's end-to-end web presence and performance.

   We consider these companies to be the core of our customer base and we offer each customer a choice of business partners and solutions that are designed to meet their unique and changing needs.

   We believe our IBX centers provide choice and neutrality that are important to companies interested in the growth and reliability of the Internet. Equinix offers choice within each customer segment. We believe most enterprises and Internet companies benefit from the choice of a wide variety of Internet business partners because their business interaction is greatly enhanced, which in turn can translate to new revenue sources, greater efficiency and growth.

   We believe the additional benefits to all customer segments include:

  . Expedited service delivery

  . Scalable, flexible, fault-tolerant environment

  . Cost savings through aggregating purchases and sales at a single location

  . Minimize packet loss and latency, or time that elapses between a request for information and its arrival

  . Ability to focus on core competencies

  . Centralized market with access to dozens of potential customers and partners

  . Proximity to service providers reduces operations, technology and marketing costs, quickens service deployment, and improves performance

  . Multiple layers of physical security

  . Elimination of capital investment for facilities

  . On-site Internet and telecommunications-trained staff 24 hours per day, 365 days per year

   We believe our IBX centers offer the following additional benefits to our customers:

              Type of Customer:                               Benefits:
              -----------------                               ---------
 Enterprises, Content Providers, ASPs and    . Direct interconnection with a choice of
  E-Commerce Companies                         multiple bandwidth providers, Internet
                                               service providers, site management and
                                               content distribution companies. Choice
                                               gives participants the ability to decide
                                               which suppliers are the most cost-
                                               effective and provide the level of
                                               service they require. The benefits to
                                               enterprises, content providers, ASPs and
                                               e-commerce companies include maximized
                                               Web presence, increased revenue streams,
                                               greater security and increased customer
                                               satisfaction.

                                             . Simplified outsourcing of various
                                               component services including DSL, e-mail,
                                               Usenet and content distribution.

                                             . Content providers benefit from direct
                                               peering, or traffic exchange, with ISPs
                                               over private high-speed dedicated
                                               interconnections or via a gigabit
                                               switching fabric.

 Internet Service Providers and Content      . Direct peering, or traffic exchange, with
  Distribution Companies                       other ISPs over private high-speed
                                               dedicated interconnections or via a
                                               gigabit switching fabric.

                                             . Simplified outsourcing of various
                                               component services including DSL, e-mail,
                                               Usenet and content distribution.

                                             . Expedited, flexible, scalable and cost-
                                               efficient bandwidth provisioning

 Bandwidth Providers (Carriers)              . Economies of scale with reduced capital
                                               costs.

                                             . Centralized market with access to dozens
                                               of potential customers.

 Site Management Companies                   . Direct interconnection with a choice of
                                               multiple bandwidth providers, ISPs and
                                               other service providers. Choice gives
                                               site management companies the ability to
                                               decide which suppliers are the most cost-
                                               effective and provide the level of
                                               service they require.

                                             . Centralized market with access to dozens
                                               of potential customers.

Services

   Within our IBX centers, customers can place their equipment and interconnect with a choice of Internet companies. Equinix also provides customized solutions for customers looking to resell IBX space component as part of their complete, one-stop shop solution.

   Cabinets. Customers have several choices for colocating their equipment. They can place the equipment in an Equinix shared or private cage or customize their space to build their own data center within an IBX center. Cabinets are 84 inches high, suitable for networking and server colocation. Cable trays support cables between and among cabinets. Stationary or slide shelves and enclosed cabinets are available upon request. As a customer's colocation requirements increase, they can expand within their original cage or upgrade into a cage that meets their expanded requirements.

     Shared Cages. A shared cage environment is designed for customers needing less than five full cabinets to house their equipment. Each cabinet in a shared cage is individually secured with an advanced trackable electronic locking system and the cage itself is secured with the biometric hand-geometry system.

     Private Cages. Customers that contract for a minimum of five full cabinets can use a private cage to house their equipment. Private cages are also available in larger full cabinet sizes. Each private cage is individually secured with the biometric hand-geometry system.

   Outsourced Data Centers. Customers interested in providing a hosting service or colocation center have the option of outsourcing the design, construction and management of the physical facility to Equinix. Each customer can customize the cabinet configuration within the space they purchase from Equinix in order to satisfy their specific customers' needs.

   IBXflex. This service allows customers to deploy mission-critical operations personnel and equipment on-site at IBX centers. Because of the close proximity to their end-users, IBXflex customers can offer a faster response and quicker troubleshooting than available in traditional colocation facilities.

Interconnection

   Physical Cross-Connect/Direct Interconnections. Customers needing to directly connect to another IBX customer can do so for a set price. These direct connections are Any Mode Any Speed, which means they can include single-mode fiber, multi-mode fiber, and other media upon request, as well as handle any speed required by the customer. These cross connections are customized and terminated per customer instructions and may be implemented within 24 hours of request.

   Equinix Exchange. Customers may choose to connect to our Equinix Exchange central switching fabric rather than purchase a direct physical cross connection. With a connection to this switch, a customer can aggregate multiple interconnects over one physical connection instead of purchasing individual physical cross connects.

Value-Added Services

   Our IBX centers are staffed with Internet and telecommunications specialists who are on-site and available 24 hours per day, 365 days per year. These professionals are trained to perform installations of customer equipment and cross connections.

   "Smart Hands" Services. Our customers can take advantage of our professional "Smart Hands" service, which gives customers access to our IBX staff for a variety of tasks, when their own staff is not on site. These tasks may include equipment installation, power cycling, card swapping, and performing emergency equipment replacement. Services are available on-demand or by customer contract.

   Equinix MATRIX Services. MATRIX is a service designed to facilitate transactions between IBX participants for faster service provisioning and time to market advantages. The service combines a browser-based automated system with dedicated staff to provide a single mechanism to improve the efficiency, scalability and economics of buying and selling Internet infrastructure services.

IBX Design and Staffing

   Our IBX centers are designed to provide a state-of-the-art, secure, full-service, neutral operating environment. The IBX centers are designed to provide specific and compelling improvements over legacy facilities, including scalability to meet our customer's ongoing growth, improved security, redundancy of all key infrastructure systems and improved customer care. An IBX center is divided into six basic functional areas--access, customer care, colocation, telecommunications access, mechanical and power systems and operations.

   Access Area. The access area includes a bullet-resistant guard booth, a welcome area, a hand-geometry enrollment station, and a mantrap to further control access to the IBX center. All doors and access ways are secured with biometric hand-geometry readers to ensure absolute identification and authentication. All customers and Equinix employees entering an Equinix IBX center must be cleared through this secured zone.

   Customer Care Area. The customer care area includes a seating section, conference rooms, Internet workstations, customer equipment preparation work areas, equipment lockers, a game room, bathrooms, showers and a kitchen.

   Colocation Area. The colocation area is divided into large cages to house networking and customer computer equipment that is secured by biometric security access systems. This area includes dual independent AC and DC power distribution systems, full-automated CCTV digital camera security surveillance, and a tamper-proof overhead cable-management system with separate trays for fiber and copper data and AC and DC power cables. Secured access to the colocation area is through the customer care area.

   Telecommunications Access Area. All IBX centers will have a minimum of two dedicated fiber entry vaults for telecommunications carrier access to the colocation area. In addition, every IBX center has roof space or a separate platform for customers who access the IBX center via wireless devices such as satellite dishes, radio antennae and microwave.

   Mechanical and Power Systems Area. The mechanical and power systems area includes machine rooms and space used to house all mechanical, power safety and security equipment. Fully redundant heating, ventilation, air conditioning and power systems, as well as dual electric utility feeds, support the IBX center. Power systems are designed and periodically tested to transparently handle rapid transition from public utility power to back-up power. The AC uninterruptable power supply and DC battery systems are configured to operate a fully occupied IBX center for a minimum of fifteen minutes. If there is a utility power failure, the on-site generator system could be brought on-line in less than eight seconds through an automatic transfer switch to supply seamless, uninterrupted power to the IBX center. The emergency generators, located in a specially equipped area, supply power to the AC and DC systems. On-site fuel tanks store sufficient fuel to power a fully occupied IBX center for a minimum of 48 hours.

   Operations Area. The operations area houses the IBX manager's office, an operations center for staff technicians and office space for visiting Equinix employees. It includes consoles for monitoring all IBX environmental systems and for tracking all activities at the IBX center. In selected IBX centers, this area will house regional operations centers that will monitor the operations of several IBX centers.

Additional Specifications

   Security System. All access controls and other security functions are connected to a central security computer system that controls access to the interior and exterior perimeters of the IBX centers. A security guard located behind the bullet-resistant security console controls access to the colocation area. The caged sections of the colocation area can only be accessed through hand-geometry readers located on cage doors. Digital cameras connected to a central system at the security console monitor and record all activity within the IBX center, as well as the perimeter and the roof.

   Staffing. A typical IBX center staff includes by one IBX manager, a chief engineer, a warehouse coordinator and eight technical service personnel who provide coverage for customer support needs 24 hours per day, 365 days per year. In addition, an IBX center has security guards on duty at all times and 24-hour technical support.

   Other. For security purposes, an Equinix IBX center is anonymous. No indications of center ownership or function are visible from the exterior. In addition, there are no raised floors and all walls are airtight and without windows. Our IBX centers are designed with advanced fire suppression systems which are armed with sensory mechanisms to sample the air and raise alarms before pressurization or release. Finally, Equinix IBX centers are built in compliance with location-dependent seismic standards.

IBX Rollout Schedule

   The objective of our rollout strategy is to rapidly establish a leadership position in the mission critical Internet infrastructure services and exchange market.

   Equinix currently has IBX centers in the Washington, D.C. New York, Dallas, Chicago, Los Angeles metropolitan areas and in Silicon Valley. We intend to complete construction of one additional IBX center in 2001, resulting in a total of seven IBX centers in the U.S. The scalable nature of our IBX model enables us to be flexible in response to changing market opportunities. As a result, the timing and placement of our IBX centers will vary depending on numerous factors, including customer need and technological and other developments.

Sales and Marketing

Sales

   We use a direct sales force to market our services to Internet and e-commerce related businesses. We are organizing our sales force by customer segments as well as establishing a sales presence in diverse geographic regions, which will enable efficient servicing of the customer base from a network of regional offices. A regional office is comprised of a manager, sales representatives and technical support personnel. In addition, our sales team will work closely with each customer to foster the natural network effect of our IBX model, resulting in access to a wider potential customer base via our existing customers. As a result of the IBX interconnection model, IBX participants encourage their customers, suppliers and business partners to also come into the IBX. These customers, suppliers and business partners also, in turn, encourage their business partners to locate in IBX centers resulting in additional customer growth. This network effect significantly reduces Equinix's customer acquisition costs.

   Before opening an IBX center, we secure key anchor customers and focus on generating sales commitments for between at least 10% to 20% of the available capacity. Our sales strategy is to target the top 25 companies in our customer segments, which include enterprises, content providers, ASPs, e-commerce companies, carriers, ISPs and site and performance management companies. Momentum in the selling process and the presence of anchor customers are important to attracting additional potential customers who see the IBX center as an opportunity to generate new customers and revenues, as well as high performance points for efficient and reliable web operations. We expect a substantial number of customers to contract for services at multiple IBX centers and have already received orders from such customers. At each IBX center, our sales representatives will screen prospective customers and will manage the population of the IBX center to ensure an appropriate mix of customer types.

Marketing

   To support our sales effort and to actively promote and solidify the Equinix brand, we plan to conduct comprehensive marketing programs. Our marketing strategies will include an active public relations campaign, print advertisements, online advertisements, trade shows, speaking engagements, strategic partnerships and on-going customer communications programs. We are focusing our marketing effort on business and trade publications, online media outlets, industry events and sponsored activities. We participate in a variety of Internet, computer and financial industry conferences and encourage our officers and employees to pursue speaking engagements at these conferences. In addition to these activities, we intend to build recognition through sponsoring or leading industry technical forums and participating in Internet industry standard-setting bodies.

Competition

   Our market is new, rapidly evolving, and likely to have an increasing number of competitors. To be successful in this emerging market, we must be able to sufficiently differentiate our IBX model from traditional colocation and web hosting companies. We may also face competition from persons seeking to replicate our IBX concept. We may not be successful in differentiating ourselves or achieving widespread market acceptance of our business. Furthermore, enterprises that have already invested substantial resources in peering arrangements may be reluctant or slow to adopt our approach that may replace, limit or compete with their existing systems. If we are unable to complete our IBX centers in a timely manner, other companies will be able to attract the same customers that we are targeting. Once the customers are located in our competitors' facilities, it will be very difficult, if not impossible, to convince them to relocate to our IBX centers.

   We may encounter competition from a number of sources, some of which may also be our customers, including:

  . vertically integrated Web site hosting, colocation and ISP companies such as AboveNet, Exodus and Globix;

  . established communications carriers such as AT&T, Level 3, WorldCom and Qwest; and

  . emerging colocation service providers such as Colo.com, InterNAP, and Telehouse.

   Potential competitors may bundle their products or incorporate colocation services in a manner that is more attractive to our potential customers than purchasing cabinet space in our IBX centers and utilizing our services. Furthermore, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can.

   Some of our potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. In particular, carriers and several hosting and colocation companies have extensive customer bases and broad customer relationships that they can leverage, including relationships with many of our potential customers. These companies also have significantly greater customer support and professional service capabilities than we do. Because of their greater financial resources, some of these companies have the ability to adopt aggressive pricing policies. As a result, in the future we may have to adopt pricing strategies that compete with such competitors to attract and retain customers. Any such pricing pressures would adversely affect our ability to generate revenues.

Employees

   As of December 31, 2000, we had 316 employees and 56 full-time consultants. We had 211 employees based at our corporate headquarters in Mountain View, California and our regional sales offices in New York, NY and Reston, VA. Of those employees, 103 were in engineering and operations, 64 were in sales and marketing and 44 were in management and finance. We had 4 employees based in Europe. The remaining 101 employees were based at our Washington, D.C., New York, NY, Los Angeles, CA, Dallas, TX, Chicago, IL and Silicon Valley IBX centers.

                                  RISK FACTORS

   In addition to the other information in this report, the following risk factors should be considered carefully in evaluating our business and us:

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

   As an early-stage company, we have experienced operating losses since inception. As of December 31, 2000, we had cumulative net losses of $141.6 million and cumulative cash used in operating activities of $78.8 million since inception. We expect to incur significant losses on a quarterly and annual basis in the foreseeable future. Our losses will increase as we:

  . increase the number and size of IBX centers;

  . increase our sales and marketing activities, including expanding our direct sales force; and

  . enlarge our customer support and professional services organizations.

   In addition, we may also use significant amounts of cash and equity to acquire complementary businesses, products, services and technologies, which could further increase our expenses and losses.

We expect our operating results to fluctuate.

   We have experienced fluctuations in our results of operations on a quarterly and annual basis. We expect to experience significant fluctuations in the foreseeable future due to a variety of factors, many of which are outside of our control, including:

  . the timely completion of our IBX centers;

  . demand for space and services at our IBX centers;

  . our pricing policies and the pricing policies of our competitors;

  . the timing of customer installations and related payments;

  . customer retention and satisfaction;

  . the provision of customer discounts and credits;

  . competition in our markets;

  . the timing and magnitude of capital expenditures and expenses related to the expansion of sales, marketing, operations and acquisitions, if any, of complementary businesses and assets;

  . the cost and availability of adequate public utilities, including power;

  . growth of Internet use;

  . governmental regulation;

  . conditions related to international operations;

  . economic conditions specific to the Internet industry; and

  . general economic factors.

   In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to real estate and personnel expenses, depreciation and amortization, and interest expenses. Therefore, our results of operations are particularly sensitive to fluctuations in revenues.

Because our ability to generate enough revenues to achieve profitability depends on numerous factors, we may not become profitable.

   Our IBX centers may not generate sufficient revenue to achieve profitability. Our ability to generate sufficient revenues to achieve profitability will depend on a number of factors, including:

  . the timely completion of our IBX centers;

  . demand for space and services at our IBX centers;

  . our pricing policies and the pricing policies of our competitors;

  . the timing of customer installations and related payments;

  . customer retention and satisfaction;

  . the provision of customer discounts and credits;

  . competition in our markets;

  . growth of Internet use;

  . governmental regulation;

  . conditions related to international operations;

  . economic conditions specific to the Internet industry; and

  . general economic factors.

   Although we have experienced significant growth in revenues in recent quarters, this growth rate is not necessarily indicative of future operating results. It is possible that we may never achieve profitability on a quarterly or annual basis.

We are substantially leveraged and we may not generate sufficient cash flow to meet our debt service and working capital requirements.

   We are highly leveraged. As of December 31, 2000, we had total indebtedness of $210.9 million consisting primarily of the following:

  . our 13% senior notes due 2007; and

  . outstanding debt facilities and capital lease obligations.

   We expect to incur further debt to fund our IBX construction plans and operating losses. Our highly leveraged position could have important consequences, including:

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

   In the event our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds needed to make required payments under indebtedness, or if we breach any covenants under this indebtedness, we would be in default under its terms and the holders of such indebtedness may be able to accelerate the maturity of such indebtedness, which could cause defaults under our other indebtedness.

Our ability to draw down additional funds from our senior secured credit facilities is dependent on our maintaining specific financial ratios and complying with covenants in the credit agreement.

   Our senior secured credit facilities contain financial ratios and covenants that must be complied with in order for us to draw down the full amount of the facilities. These ratios and covenants include minimum quarterly revenue requirements, maximum EBITDA losses, maximum capital expenditures and maximum debt to capital ratios. If we are unable to maintain these ratios or comply with these covenants, we will not be able to draw down additional funds from the senior secured credit facilities. If we are not able to draw down the full amount of the senior secured credit facility, we may not be able to meet some of our spending needs and this could harm our business.

We are subject to restrictive covenants in our credit agreements that limit our flexibility in managing our business.

   Our credit agreements contain numerous restrictions on our ability to incur debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions. Furthermore, our existing financing arrangements are, and future financing arrangements are likely to be, secured by substantially all of our assets. The existing financing arrangements require, and future financing arrangements are likely to require, that we maintain specific financial ratios and comply with covenants restricting our ability to incur additional debt, specifically including additional debt under the senior secured credit facilities, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions or take other actions.

   In addition, we are restricted in how we use funds raised in our debt financings. As a result, from time to time we may not be able to meet some of our spending needs and this could harm our business.

The success of our business depends on the overall demand for data center space and services and internet infrastructure services.

   Our success depends on the growth of overall demand for data center services. In addition, a large percentage of our revenues are and will in the future be derived from companies providing internet infrastructure services, such as web hosting companies, managed service providers, storage service providers and performance enhancers. A softening of demand for data center services or internet infrastructure services caused by a weakening of the global economy in general and the U.S. economy in particular may result in decreased revenues or slower growth for us.

We may continue to have customer concentration

   To date, we have relied upon a small number of customers for a majority of our revenue. We expect that we will continue to rely upon a limited number of customers for a significant percentage of our revenue. As a result of this concentration, a loss of or decrease in business from one or more of our large customers could have a material and adverse effect on our results of operations.

Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.

   Our business depends on providing our customers with highly reliable service. We must protect our IBX infrastructure and our customers' equipment located in our IBX centers. The services we provide are subject to failure resulting from numerous factors, including:

  . human error;

  . physical or electronic security breaches;

  . fire, earthquake, flood and other natural disasters;

  . water damage;

  . power loss; and

  . sabotage and vandalism.

   Problems at one or more of our centers, whether or not within our control, could result in service interruptions or significant equipment damage. To date, our aggregate customer uptime has been in excess of 99.99% across all our operational IBX centers; however, in the past, a very limited number of our customers have experienced temporary losses of power. If we incur significant financial commitments to our customers in connection with a loss of power, or our failure to meet other service level commitment obligations, our liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations, particularly in the early stage of our development, could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers that would adversely affect our ability to generate revenues and affect our operating results.

Our business could be harmed by prolonged electrical power outages or shortages, or increased costs of energy.

   Our IBX centers are susceptible to regional costs of power, electrical power shortages and planned or unplanned power outages caused by these shortages, such as those currently occurring in California. The overall power shortage in California has increased the cost of energy, which we may not be able to pass on to our customers. To date, none of our customers have experienced any interruption of service in our IBX centers as a result of any power shortage. We attempt to limit exposure to system downtime by using backup generators and power supplies. Power outages which last beyond our backup and alternative power arrangements could harm our customers and our business.

Our rollout plan is subject to change and we may need to alter our plan and reallocate funds.

   Our IBX center rollout plan has been developed from our current market data and research, projections and assumptions. If we are able to secure additional funds, we expect to pursue additional IBX projects and to reconsider the timing and approach to IBX projects. We expect to continually reevaluate our business and rollout plan in light of evolving competitive and market conditions and the availability of suitable sites, financing and customer demand. As a result, we may alter our IBX center rollout and reallocate funds, or eliminate segments of our plan entirely if there are:

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

We rely upon Bechtel to complete our IBX center rollout plans on time.

   We have agreed to use Bechtel Corporation exclusively as our contractor to provide program management, site identification and evaluation and construction services to build our IBX centers under mutually agreed upon guaranteed completion dates. Problems in our relationship with Bechtel, including Bechtel rendering services to our potential competitors, could have a material adverse affect on our ability to achieve our business objectives on a timely and cost-effective basis.

We depend on third parties to provide Internet connectivity to our IBX centers; if connectivity is not established or continued or is delayed, our operating results and cash flow will be adversely affected.

   The presence of diverse Internet fiber from communications carriers' fiber networks to an Equinix IBX center is critical to our ability to attract new customers. We believe that the availability of such carrier capacity will directly affect our ability to achieve our projected results.

   We are not a communications carrier, and as such we rely on third parties to provide our customers with carrier facilities. We intend to rely primarily on revenue opportunities from our customers to encourage carriers to incur the expenses required to build facilities from their points of presence to our IBX centers. Carriers will likely evaluate the revenue opportunity of an IBX center based on the assumption that the environment will be highly competitive. There can be no assurance that, after conducting such an evaluation, any carrier will elect to offer its services within our IBX centers. In addition, there can be no assurance once a carrier has decided to provide Internet connectivity to our IBX centers that it will continue to do so for any period of time.

   The construction required to connect multiple carrier facilities to our IBX centers is complex and involves factors outside of our control, including regulatory processes and the availability of construction resources. For example, in the past carriers have experienced delays in connecting to our facilities. If the establishment of highly diverse Internet connectivity to our IBX centers does not occur or is materially delayed or is discontinued, our operating results and cash flow will be adversely affected.

We will operate in a new highly competitive market and we may be unable to compete successfully against new entrants and established companies with greater resources.

   In a market that we believe will likely have an increasing number of competitors, we must be able to differentiate ourself from existing providers of space for telecommunications equipment and web hosting companies. In addition to competing with other neutral colocation providers, we will compete with traditional colocation providers, including local phone companies, long distance phone companies, Internet service providers and web hosting facilities. Most of these companies have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. We believe our neutrality provides us with an advantage over these competitors. However, these competitors could offer colocation on neutral terms, and may start doing so in the metropolitan areas where we have IBX centers. In addition, some of these competitors provide our target customers with additional benefits, including bundled communication services, and may do so at reduced prices or in a manner that is more attractive to our potential customers than obtaining space in our IBX centers. If these competitors were to provide communication services at reduced prices together with colocation space, it may lower the total price of these services in a fashion that we cannot match.

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

   Because of their greater financial resources, some of these companies have the ability to adopt aggressive pricing policies. As a result, in the future, we may suffer from pricing pressure that would adversely affect our ability to generate revenues and affect our operating results.

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

   We are experiencing, and expect to continue to experience, rapid growth. This growth has placed, and we expect it to continue to place, a significant strain on our financial, management, operational and other resources. Any failure to manage growth effectively could seriously harm our business and operating results. To succeed, we will need to:

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

   To date, we have experienced difficulties implementing and upgrading our management information systems. We do not currently have a permanent Chief Information Officer. We intend to hire a permanent Chief Information Officer and additional information technology personnel to upgrade and operate our management information systems. If we are unable to hire and retain such personnel, and successfully upgrade and operate adequate management information systems to support our growth effectively, our business will be materially and adversely affected.

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

We may make acquisitions, which pose integration and other risks that could harm our business.

   We may seek to acquire complementary businesses, products, services and technologies. As a result of these acquisitions, we may:

  . be required to incur additional debt and expenditures; and

  . issue additional shares of our stock to pay for the acquired business, product, service or technology, which will dilute existing shareholders' ownership interest in the Company.

   In addition, if we fail to successfully integrate and manage acquired businesses, products, services and technologies, our business and financial results would be harmed. Currently, we have no present commitments or agreements with respect to any such acquisitions.

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

  . increased costs and expenses related to the leasing of foreign IBX centers;

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

Our stock price has been volatile in the past and is likely to continue to be volatile.

   The market price of our common stock has been volatile in the past and is likely to continue to be volatile. In addition, the securities markets in general, and Internet stocks in particular, have experienced significant price volatility and accordingly the trading price of our common stock is likely to be affected by this activity.

If there is a change of control of Equinix, we may be required under our indenture and our senior secured credit facilities to repurchase or repay the debt outstanding under those agreements.

   Change of control provisions in our indenture and senior secured credit facilities could limit the price that investors might be willing to pay in the future for shares of our common stock and significantly impede the ability of the holders of our common stock to change management.

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

ITEM 2. PROPERTIES

   Our executive offices are currently located in Mountain View, CA. We have entered into leases for IBX centers in Ashburn, VA, Newark, NJ, San Jose and Los Angeles, CA, Chicago, IL, Dallas, TX, Secaucus, NJ, Amsterdam, The Netherlands, Paris, France, London, England and Frankfurt, Germany. We also hold a ground leasehold interest in certain unimproved real property in San Jose, CA, consisting of approximately 79 acres. Relating to future IBX centers, we do not intend to own real estate or buildings but rather continue to enter into lease agreements with a minimum term of ten years, renewal options and rights of first refusal on space for expansion.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted during the fourth quarter of the year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the Nasdaq National Market System under the symbol of EQIX. The following table sets forth, for the periods indicated, the low and high bid prices per share for our common stock as reported by the Nasdaq National Market.

                                                                    Low   High
                                                                   ----- ------
   Fiscal 2000
   Fourth Fiscal Quarter.......................................... $3.50 $ 9.75
   Third Fiscal Quarter (beginning August 11, 2000)...............  8.88  16.19

   As of December 31, 2000, there were approximately 255 holders of record of our common stock.

   No dividends have been paid on the common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Other than restrictions that are a part of our various debt instruments, there are no legal restrictions on paying dividends.

   The effective date of the Registration Statement for our initial public offering, filed on Form S-1 under the Securities Act of 1933 (File No. 333-93749), was August 10, 2000. The class of securities registered was Common Stock. The managing underwriters for the offering were Goldman, Sachs & Co., Salomon Smith Barney Inc., Chase Securities Inc. and Epoch Securities, Inc.

   The offering commenced on August 11, 2000 and terminated on September 7, 2000 after we had sold 22,704,596 shares out of a total of 23,000,000 shares of common stock registered under the Registration Statement for aggregate gross offering proceeds of $272,455,152.

   We incurred expenses of approximately $20,973,000, of which $19,071,860 represented underwriting discounts and commissions and approximately $1,901,140 represented other expenses related to the offering. The net offering proceeds after total expenses were $251,482,000.

   We expect to use the proceeds for general corporate purposes, including working capital, and to fund the construction of new IBX centers and existing IBX center expansion projects. A portion of the net proceeds may also be used for the acquisition of businesses, products and technologies that are complimentary to ours. We have no current agreements or commitments for acquisitions of complementary businesses, products or technologies. Pending these uses, the net proceeds have been invested in investment grade and interest-bearing securities. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the Registration Statement.

ITEM 6. SELECTED FINANCIAL DATA

   The following statement of operations data for the years ended December 31, 2000 and 1999, and for the period from our inception on June 22, 1998 to December 31, 1998, and the balance sheet data as of December 31, 2000, 1999 and 1998 have been derived from our audited consolidated financial statements and the related notes to the financial statements. Our historical results are not necessarily indicative of the results to be expected for future periods. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                    Period from
                                                                   June 22, 1998
                                                 Years ended        (inception)
                                                 December 31,           to
                                              -------------------  December 31,
                                                2000       1999        1998
                                              ---------  --------  -------------
                                               (dollars in thousands, except
                                                      per share data)
Statement of Operations Data:
Revenues....................................  $  13,016  $     37     $   --
                                              ---------  --------     -------
Costs and operating expenses:
  Cost of revenues (excludes stock-based
   compensation of $766, $177 and none for
   the periods ended December 31, 2000, 1999
   and 1998, respectively)..................     42,635     3,091         --
  Sales and marketing (excludes stock-based
   compensation of $6,318, $1,631 and $13
   for the periods ended December 31, 2000,
   1999 and 1998, respectively).............     13,821     2,318          34
  General and administrative (excludes
   stock-based compensation of $22,809,
   $4,819 and $151 for the periods ended
   December 31, 2000, 1999 and 1998,
   respectively)............................     33,776     7,784         751
  Stock-based compensation..................     29,893     6,627         164
                                              ---------  --------     -------
    Total costs and operating expenses......    120,125    19,820         949
                                              ---------  --------     -------
  Loss from operations......................   (107,109)  (19,783)       (949)
Interest income.............................     16,430     2,138         150
Interest expense............................    (29,111)   (3,146)       (220)
                                              ---------  --------     -------
Net loss....................................  $(119,790) $(20,791)    $(1,019)
                                              =========  ========     =======
Net loss per share:
  Basic and diluted.........................  $   (3.48) $  (4.98)    $ (1.48)
                                              =========  ========     =======
  Weighted average shares...................     34,461     4,173         688
                                              =========  ========     =======

                                                     As of December 31,
                                              ----------------------------------
                                                2000       1999        1998
                                              ---------  --------  -------------
                                                   (dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term
 investments................................  $ 207,210  $222,974     $ 9,165
Accounts receivable, net....................      4,925       178         --
Restricted cash and short-term investments..     36,855    38,609         --
Property and equipment, net.................    315,380    28,444         482
Construction in progress....................     94,894    18,312          31
Total assets................................    683,485   319,946      10,001
Debt facilities and capital lease
 obligations, excluding current portion.....      6,506     8,808         --
Senior notes................................    185,908   183,955         --
Redeemable convertible preferred stock......        --     97,227      10,436
Total stockholders' equity (deficit)........    375,116     8,472        (846)
Other Financial Data:
Adjusted EBITDA (1).........................    (62,400)  (12,547)       (782)
Net cash used in operating activities.......    (68,073)   (9,908)       (796)
Net cash used in investing activities.......   (302,158)  (86,270)     (5,265)
Net cash provided by financing activities...    339,847   295,178      10,226

-------
(1) Adjusted EBITDA consists of net loss excluding interest, income taxes, depreciation and amortization of capital assets and amortization of deferred stock-based compensation. Adjusted EBITDA is presented to enhance an understanding of our operating results, it is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles for the period indicated and my be calculated differently than Adjusted EBITDA for other companies. Adjusted EBITDA is not a measure determined under generally accepted accounting principles nor is it a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "intend" or "continue," or the negative of such terms and other comparable terminology. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this Form 10-K.

Overview

   Equinix designs, builds and operates neutral IBX centers where Internet businesses place their equipment and their network facilities in order to interconnect with each other to improve internet performance. Our neutral IBX centers provide content providers, application service providers, or ASPs and e-commerce companies with the ability to directly interconnect with a choice of bandwidth providers, Internet service providers, or ISPs, and site and performance management companies. Equinix currently has IBX centers totaling an aggregate of 543,000 gross square feet in the Washington, D.C. metropolitan area, the New York metropolitan area, Silicon Valley, Dallas, Los Angeles and Chicago. We intend to complete construction of one additional IBX center and several expansion projects by the end of 2001, resulting in IBX centers covering seven domestic markets in the United States. Since our inception on June 22, 1998, our operating activities have consisted primarily of designing, building and operating our IBX centers, developing our management team and raising equity and third party debt.

   In August 2000, we completed our initial public offering and obtained aggregate net proceeds of $251.5 million, which included proceeds from the exercise of the underwriters' over-allotment option. In December 2000, we completed our $150.0 million senior secured credit facility.

   We generate recurring revenues primarily from the leasing of cabinet space and power. In addition, we offer value-added services and professional services including direct interconnections between our customers and "Smart Hands" service for customer equipment installations and maintenance. Customer contracts for the lease of cabinet space, power, interconnections and switch ports are renewable and typically are for two or more years with payments for services made on a monthly basis. In addition, we generate non-recurring revenues, which are comprised of installation charges that are billed upon successful installation of our customer cabinets, power, interconnections and switch ports. Both recurring and non-recurring revenues are recognized ratably over the term of the contract.

   Many of our customers have signed multi-site and multi-year contracts. Assuming completion of our planned IBX projects, the full installation of the customer equipment contemplated by these contracts and no incremental interconnection revenue beyond the minimum provided for by these contracts, these contracts would provide us with monthly recurring revenue of approximately $6.3 million. Because we may alter our rollout schedule and we depend upon third parties to construct and connect our facilities with fiber and accordingly, the timing of customer installations, Equinix cannot predict when and whether we will realize the full value of these contracts. Moreover, many of our customer contracts can be terminated upon requisite written notice.

   Our cost of revenues consists primarily of lease payments on our existing and proposed IBX centers, site employees' salaries and benefits, utility costs, amortization and depreciation of IBX center build-out costs and equipment and engineering, power, redundancy and security systems support and services. In addition, cost of revenues includes certain costs related to real estate obtained for future IBX facilities in the United States and Europe. We will continue to fund these costs and these costs will be expensed as incurred. We expect our cost of revenues to increase for the foreseeable future.

   Our selling, general and administrative expenses consist primarily of costs associated with recruiting, training and managing of employees, salaries and related costs of our operations, customer fulfillment and support functions costs and finance and administrative personnel and related professional fees. Our selling, general and administrative expenses will increase as we continue to expand our operations.

   We recorded deferred stock-based compensation of approximately $54.5 million, $19.4 million and $1.1 million in connection with stock options granted during 2000, 1999 and 1998, respectively, where the deemed fair market value of the underlying common stock was subsequently determined to be greater than the exercise price on the date of grant. Approximately $29.9 million, $6.6 million and $164,000 was amortized to stock-based compensation expense for the periods ended December 31, 2000, 1999 and 1998, respectively. The options granted are typically subject to a four-year vesting period. We are amortizing the deferred stock-based compensation on an accelerated basis over the vesting periods of the applicable options in accordance with FASB Interpretation No.
28. The remaining $38.4 million of deferred stock-based compensation will be amortized over the remaining vesting periods. We expect amortization of deferred stock-based compensation expense to impact our reported results through December 31, 2004.

   Our adjusted net loss before net interest and other expense, income taxes, depreciation and amortization of capital assets, amortization of stock-based compensation and other non-cash charges ("Adjusted EBITDA") is calculated to enhance an understanding of our operating results. Adjusted EBITDA is a financial measurement commonly used in capital-intensive telecommunication and infrastructure industries. Other companies may calculate Adjusted EBITDA differently than we do. It is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles nor a measure of liquidity. We measure Adjusted EBITDA at both the IBX center and total company level.

   Since inception, we have experienced operating losses and negative cash flow. As of December 31, 2000 we had an accumulated deficit of $141.6 million and accumulated cash used in operating and construction activities of $403.1 million. Given the revenue and income potential of our service offerings is still unproven and we have a limited operating history, we may not generate sufficient operating results to achieve desired profitability. We therefore believe that we will continue to experience operating losses for the foreseeable future. See "Risk Factors".

Results of Operations

Years ended December 31, 2000 and December 31, 1999

   Revenues. Revenues increased from $37,000 for the year ended December 31, 1999 to $13.0 million for the year ended December 31, 2000. Revenues consisted of recurring revenues of $11.6 million, primarily from the leasing of cabinet space and power, and non-recurring revenues of $1.4 million related to the recognized portion of deferred installation revenue and custom installation revenues. Installation and service fees are recognized ratably over the term of the contract. We anticipate revenues will continue to increase substantially in the future.

   Cost of Revenues. Cost of revenues increased from $3.1 million for the year ended December 31, 1999 to $42.6 million for the year ended December 31, 2000. Cost of revenues consists primarily of rental payments for our leased IBX centers, site employees' salaries and benefits, utility costs, power and redundancy system engineering support services and related costs, security services and related costs and depreciation and amortization of our IBX center build-out and other equipment costs. The increase in cost of revenues was due to the expansion and deployment of our IBX centers throughout the United States. In addition, cost of revenues include certain costs related to real estate obtained for future IBX facilities in the United States and Europe. We will continue to fund these costs as the Company continues to expand its IBX centers in the United States and Europe. These costs will be expensed as incurred. Furthermore, these amounts exclude $177,000 and $766,000, for the years ended December 31, 1999 and 2000, respectively, of stock-based compensation expense.

   Sales and Marketing. Sales and marketing expenses increased from $2.3 million for the year ended December 31, 1999 to $13.8 million for the year ended December 31, 2000. Sales and marketing expenses consist primarily of compensation and related costs for the sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. The increase in sales and marketing expense resulted from the addition of personnel in our sales and marketing organizations, reflecting our increased selling effort to support our IBX center deployment plan and our efforts to develop market awareness. These amounts exclude $1.6 million and $6.3 million, for the years ended December 31, 1999 and 2000, respectively, of stock-based compensation expense. We anticipate that sales and marketing expenses will increase in absolute dollars due to continued customer acquisition costs and further expansion of our market awareness initiatives. In addition, these costs will increase consistent with our future IBX center deployment and expansion plans.

   General and Administrative. General and administrative expenses increased from $7.8 million for the year ended December 31, 1999 to $33.8 million for the year ended December 31, 2000. General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. The increase in general and administrative expenses was primarily the result of increased expenses associated with additional hiring of personnel in management, finance and administration, as well as other related costs associated with supporting the Company's expansion. These amounts exclude $4.8 million and $22.8 million, for the years ended December 31, 1999 and 2000, respectively, of stock-based compensation expense. We anticipate that general and administrative expenses will increase in absolute dollars due to increased staffing levels consistent with the growth in our infrastructure and related operating costs.

   Adjusted EBITDA. Adjusted EBITDA loss increased from $12.5 million for the year ended December 31, 1999 to $62.4 million for the year ended December 31, 2000. Although many factors affect adjusted EBITDA and costs vary from IBX market to IBX market, as of December 31, 2000, three of our six IBX centers achieved positive adjusted EBITDA status. We anticipate our adjusted EBITDA losses to decline as we leverage our existing cost base and expand our revenue growth.

   Interest Income. Interest income increased from $2.1 million for the year ended December 31, 1999 to $16.4 million for the year ended December 31, 2000. Interest income increased substantially due to higher cash, cash equivalent and short-term investment balances held in interest bearing accounts, resulting from the proceeds of the initial public offering and preferred stock financing activities.

   Interest Expense. Interest expense increased from $3.1 million for the year ended December 31, 1999 to $29.1 million for the year ended December 31, 2000. The increase in interest expense was attributed to interest on the senior notes, interest related to our debt facilities and capital lease obligations and amortization of the senior notes, debt facilities and capital lease obligations discount.

Year Ended December 31, 1999 and Period from Inception (June 22, 1998) through December 31, 1998

   Revenues. We recognized revenues of $37,000 for the year ended December 31, 1999. In addition, we entered into contracts with other customers and allocated cabinet space to these customers as of December 31, 1999. Although we entered into these customer contracts, we did not recognize such amounts as revenues as the sales cycle was not yet complete by December 31, 1999. We did not offer IBX center colocation or interconnection exchange services from the date of inception through December 31, 1998, and as such, no revenues were recognized from the date of inception to December 31, 1998.

   Cost of Revenues. We incurred cost of revenues of $3.1 million for the year ended December 31, 1999. Cost of revenues is primarily comprised of rental payments on our leased IBX centers, site employees' salaries and benefits, utilities costs, power and redundancy system engineering support services and related costs, security services and related costs and depreciation and amortization of our IBX center build-out and other equipment costs. This amount excludes $177,000 for the year ended December 31, 1999 of stock-based compensation expense. We did not offer IBX center colocation or interconnection exchange services from the date of inception through December 31, 1998, and as such, no cost of revenues was incurred from the date of inception to December 31, 1998.

   Sales and Marketing. Sales and marketing expenses increased from $34,000 for the period from the date of inception to December 31, 1998 to $2.3 million for the year ended December 31, 1999. These expenses consist primarily of salary and benefit costs from the hiring of both sales and marketing personnel and certain related recruiting and relocation costs and the establishment of sales and marketing programs. These amounts exclude the recognition of stock-based compensation expense in the amount of approximately $13,000 and $1.6 million for the period from the date of inception to December 31, 1998 and the year ended December 31, 1999, respectively. In addition, we established two regional sales offices to support the New York and Washington, D.C. metropolitan area IBX centers. We anticipate that sales and marketing expenses will increase substantially to coincide with the commercial operation of our IBX centers and additional stock-based compensation expense.

   General and Administrative. General and administrative expenses increased from $752,000 for the period from the date of inception to December 31, 1998 to $7.8 million for the year ended December 31, 1999. General and administrative expenses are primarily comprised of salaries and employee benefits expenses, professional and consultant fees and corporate headquarter operating costs, including facility and other rental costs. These amounts exclude the recognition of stock-based compensation expenses in the amount of approximately $151,000 and $4.8 million for the period from the date of inception to December 31, 1998 and the year ended December 31, 1999, respectively. We anticipate that general and administrative expenses will increase significantly due to increased staffing levels consistent with the growth in our infrastructure and related operating costs associated with our regional and international expansion efforts and additional stock-based compensation expense.

   Adjusted EBITDA. Adjusted EBITDA loss increased from $782,000 for the period from the date of inception to December 31, 1998 to $12.5 million for the year ended December 31, 1999. As of December 31, 1998, no IBX centers had been constructed. We anticipate our adjusted EBITDA losses to increase as we build our IBX centers and decline as these centers become profitable as we leverage our existing cost base and expand our revenue growth.

   Interest Income. We recognized interest income of $2.1 million for the year ended December 31, 1999 compared to $150,000 for the period from the date of inception to December 31, 1998. Interest income increased substantially due to higher cash, cash equivalent and short-term investment balances resulting from the senior notes and preferred stock financing activities.

   Interest Expense. Interest expense was $3.1 million for the year ended December 31, 1999 compared to $220,000 for the period from the date of inception to December 31, 1998. Interest expense increased due to the issuance of senior notes, increased debt facilities and capital lease obligations and amortization of the senior notes and debt facilities and capital lease obligation discount. Interest expense for the period from the date of inception to December 31, 1998 consisted of the interest charge from the conversion right of the convertible loan arrangement, under which the initial lenders to the Company converted their promissory notes into Series A redeemable convertible preferred stock at a more beneficial rate than other Series A investors.

 Liquidity and Capital Resources

   Since inception, we have financed our operations and capital requirements primarily through the issuance of senior notes, the private sale of preferred stock, our initial public offering and debt financings, excluding our recently completed $150.0 million senior secured credit facility which has not been drawn upon as of December 31, 2000, for aggregate gross proceeds of approximately $686.2 million. As of December 31, 2000, we had approximately $207.2 million in cash, cash equivalents and short-term investments. Furthermore, we have an additional $36.9 million of restricted cash, cash equivalents and short-term investments to fund interest expense through June 2001 on our 13% senior notes due 2007, provide collateral under a number of separate security agreements for standby letters of credit and escrow accounts entered into and in accordance with certain lease agreements. Our principal sources of liquidity consist of our cash, cash equivalent and short-term investment balances and proceeds from our $150.0 million senior secured credit facility. As of December 31, 2000, our total indebtedness from our senior notes, debt facilities and capital lease obligations was $210.9 million.

   Net cash used in our operating activities was $68.1 million and $9.9 million for the years ended December 31, 2000 and 1999, respectively. We used cash primarily to fund our net loss from operations.

   Net cash used in investing activities was $302.2 million and $86.3 million for the years ended December 31, 2000 and 1999, respectively. Net cash used in investing activities was primarily attributable to the construction of our IBX centers and the purchase of restricted cash and short-term investments.

   Net cash generated by financing activities was $339.8 million and $295.2 million for the years ended December 31, 2000 and 1999, respectively. Net cash generated by financing activities during the year ended December 31, 2000 was primarily attributable to the proceeds from the initial public offering and issuance of Series C redeemable convertible preferred stock. Net cash generated by financing activities during the year ended December 31, 1999 was primarily attributable to the proceeds from the issuance of Series B redeemable convertible preferred stock and the drawdown on the debt facilities and capital lease obligations.

   In March 1999, we entered into a loan and security agreement in the amount of $7.0 million, bearing interest at 7.5% to 9.0% per annum, repayable in 36 to 42 equal monthly payments with a final interest payment equal to 15% of the advance amounts due at maturity. The outstanding principal and interest balance under this loan and security agreement, including the final interest payment, was repaid in December 2000.

   In May 1999, we entered into a master lease agreement in the amount of $1.0 million. This master lease agreement was increased by addendum in August 1999 by $5.0 million. This agreement bears interest at either 7.5% or 8.5% and is repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. At December 31, 2000, these capital lease financings have been fully drawn.

   In August 1999, we entered into a loan agreement in the amount of $10.0 million. This loan agreement bears interest at 8.5% and is repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. At December 31, 2000, this debt financing has been fully drawn.

   In December 1999, we issued $200.0 million aggregate principal amount of 13% senior notes due 2007 for aggregate net proceeds of $193.4 million, net of offering expenses. Of the $200.0 million gross proceeds, $16.2 million was allocated to additional paid-in capital for the fair market value of the common stock warrants and recorded as a discount to the senior notes. Senior notes, net of the unamortized discount, are $185.9 million as of December 31, 2000.

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

   In August 2000, we completed an initial public offering of 20,000,000 shares of common stock. In addition, in September 2000, the underwriters exercised their option to purchase 2,704,596 shares to cover over-allotments of shares. Total net proceeds from the offering and over-allotment were $251.5 million.

   In December 2000, we entered into a $150.0 million senior secured credit facility. At December 31, 2000, no proceeds from this facility have been drawn.

   We expect that our cash on hand and anticipated cash flow from operations, and drawdown of our senior secured credit facility, should be sufficient to build our additional IBX center by the end of 2001. Assuming sufficient customer demand and the availability of additional financing, we will build additional IBX centers and expand certain existing IBX centers. We are continually evaluating the location, number and size of our facilities based upon the availability of suitable sites, financing and customer demand. If we cannot raise additional funds on acceptable terms or our losses exceed our expectations, we may delay or permanently reduce our rollout plans. Additional financing may take the form of debt or equity. If we are unable to raise additional funds to further our rollout, we anticipate that the cash flow generated from the seven IBX centers, for which we will have obtained financing, will be sufficient to meet the working capital, debt service and corporate overhead requirements associated with those IBX centers.

Recent Accounting Pronouncements

   In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Equinix will adopt SFAS 133, as amended by SFAS 137 and SFAS 138, in the first fiscal quarter of 2001, and does not expect the adoption to have a material effect on its financial condition or results of operations.

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

   In March 2000, the FASB issued Interpretation No. 44, or FIN 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB
25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain of the conclusions of FIN 44 did not have a material effect on the Company's financial position and results of operations.

Impact of the Year 2000

   We have not experienced any disruption related to the year 2000 in the operation of our systems. Although most year 2000 problems should have become evident on January 1, 2000, additional problems related to the year 2000 may become evident only after that date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

   The following discussion about market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We may be exposed to market risks related to changes in interest rates and foreign currency exchange rates and to a lesser extent we are exposed to fluctuations in the prices of certain commodities, primarily electricity.

   Equinix attempts to net individual exposures on a consolidated basis, when feasible, to take advantage of natural offsets. In addition, we employ foreign currency forward exchange contracts for the purpose of hedging certain specifically identified net currency exposures. The use of these financial instruments is intended to mitigate some of the risks associated with fluctuations in currency exchange rates, but does not eliminate such risks. We do not use financial instruments for trading or speculative purposes.

Interest Rate Risk

   Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio. Our interest income is impacted by changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we do not believe that we are subject to any material market risk exposure. An immediate 10% increase or decrease in current interest rates would not have a material effect on the fair market value of our investment portfolio. We would not expect our operating results or cash flows to be significantly affected by a sudden change in market interest rates in our investment portfolio.

   An immediate 10% increase or decrease in current interest rates would furthermore not have a material impact to our debt obligations due to the fixed nature of our long-term debt obligations. The fair market value of our long term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value and do impact earnings or cash flows of the Company. An immediate 10% change in interest rates would not have a material impact on future operating results or cash flows.

   The fair market value of our 13% senior notes due 2007 are based on quoted market prices. The estimated fair value of our 13% senior notes due 2007 as of December 31, 2000 is approximately $140.0 million.

Foreign Currency Risk

   To date, all of our recognized revenue has been denominated in U.S. dollars, generated mostly from customers in the United States, and our exposure to foreign currency exchange rate fluctuations has been minimal. We expect that future revenues may be derived from customers outside of the United States and may be denominated in foreign currency. As a result, our operating results or cash flows may be impacted due to currency fluctuations relative to the U.S. dollar. Furthermore, to the extent we engage in international sales that are denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our services less competitive in the international markets. Although we will continue to monitor our exposure to currency fluctuations, and when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

   We have entered into a number of lease agreements in Europe for which our liabilities are denominated in foreign currency. As of December 31, 2000, we also had foreign currency commitments relating to the initiation of our business within Europe. We use forward exchange contracts to hedge a portion of our liabilities which are denominated in foreign currencies. The Company's forward exchange contracts as of December 31, 2000, which mature during 2001, are represented below (in thousands):

     Contract to receive   Foreign Currency Contract Amount Change in Fair Market Value
     currency / Pay US$    Contract amount  in US$          as of December 31, 2000
   ------------------------------------------------------------------------------------
     British
     Pounds                Pounds 28,313    US$41,003       US$1,337


   Assuming a 10% increase in the value of the U.S. dollar relative to the British Pound, and a 10% decrease in the value of the U.S. dollar relative to the British Pound, the aggregate fair value of these foreign currency commitments as hedged would be approximately $36.9 million and $45.1 million, respectively.

Commodity Price Risk

   Certain operating costs incurred by Equinix are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodities most likely to have an impact on our results of operations in the event of significant price changes are electricity and building materials for the construction of our IBX centers such as steel. We are closely monitoring the cost of electricity, particularly in California. To the extent that electricity costs continue to rise, we are investigating opportunities to pass these additional power costs onto our customers that utilize this power. For building materials, we rely on Bechtel's expertise and bulk purchasing power to best manage the procurement of these required materials for the construction of our IBX centers. We do not employ forward contracts or other financial instruments to hedge commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary data required by this Item 8 are listed in Item 14(a)(1) and begin at page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On March 7, 2000, KPMG LLP resigned as our independent accountants upon determining that they may no longer be independent of Equinix as a result of Cisco Systems, Inc.'s investment in both KPMG Consulting, Inc., a subsidiary of KPMG LLP and Equinix. We subsequently appointed PricewaterhouseCoopers LLP as our principal accountants on March 21, 2000. There were no disagreements with the former accountants during the fiscal years ended December 31, 1998 and 1999 or during any subsequent interim period preceding their replacement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the former accountants' satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports. The former independent accountants issued an unqualified report on the financial statements as of December 31, 1999 and 1998 and for the year ended December 31, 1999 and the period from June 22, 1998 (inception) to December 31, 1998. For purposes of this filing, the financial statements as of December 31, 1999 and 1998 and for the year ended December 31, 1999 and the period from June 22, 1998 (inception) to December 31, 1998 have been audited by PricewaterhouseCoopers LLP. Prior to March 21, 2000, we did not consult with PricewaterhouseCoopers LLP on items that involved our accounting principles or the form of audit opinion to be issued on our financial statements. The change in accountants was approved by our board of directors.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information regarding our Directors and Executive Officers is incorporated herein by reference from the section entitled "Election of Directors" of our definitive Proxy Statement (the "Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Year 2001 Annual Meeting of Stockholders. The Proxy Statement is anticipated to be filed within 120 days after the end of our fiscal year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

   Information regarding executive compensation is incorporated herein by reference from the section entitled "Executive Compensation and Related Information" of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 13. RELATED PARTY TRANSACTIONS

   Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled "Related Party Transactions" of the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

   (a)(1)  Financial Statements:

     Report of Independent Accountants...................................... F-1
     Consolidated Balance Sheets............................................ F-2
     Consolidated Statements of Operations.................................. F-3
     Consolidated Statements of Stockholders' Equity (Deficit).............. F-4
     Consolidated Statements of Cash Flows.................................. F-5
     Notes to Consolidated Financial Statements............................. F-6

   (a)(2) All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   (a)(3) Exhibits:

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
   3.1**  Amended and Restated Certificate of Incorporation of the Registrant,
          as amended to date.

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

  10.10*+ Lease Agreement with Market Halsey Urban Renewal, LLC, dated as of
          May 3, 1999.

  10.11*+ Lease Agreement with Laing Beaumeade, dated as of November 18, 1998.

  10.12*+ Lease Agreement with Rose Ventures II, Inc., dated as of September
          10, 1999.

  10.13*+ Lease Agreement with 600 Seventh Street Associates, Inc., dated as of
          August 6, 1999.

 Exhibit
 Number                           Description of Document
 -------                          -----------------------
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

  10.20*+   Agreement between Equinix, Inc. and WorldCom, Inc., dated November
            16, 1999.

  10.21*    Customer Agreement between Equinix, Inc. and WorldCom, Inc., dated
            November 16, 1999.

  10.22*+   Lease Agreement with GIP Airport B.V., dated as of April 28, 2000.

  10.23*    Purchase Agreement between International Business Machines
            Corporation and Equinix, Inc. dated May 23, 2000.

  10.24**   2000 Equity Incentive Plan.

  10.25**   2000 Director Option Plan.

  10.26**   2000 Employee Stock Purchase Plan.

  10.27** Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000.

  10.28***+ Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of July 1, 2000.

  10.29***+ Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of May 1, 2000.

  10.30***+ Lease Agreement with 600 Seventh Street Associates, Inc., dated as of August 24, 2000.

  10.31***+ Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24, 2000.

  10.32***+ Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A.
            Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of August 7, 2000.

  10.33***+ Lease Agreement with Quattrocento Limited, dated as of June 1,
            2000.

  10.34*** Lease Agreement with ARE-2425/2400/2450 Garcia Bayshore, LLC, dated as of March 20, 2000.

  10.35***  First Supplement to the Lease Agreement with Naxos Schmirdelwerk
            Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine
            Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of October
            11, 2000.

  10.36     Credit and Guaranty Agreement for $150,000,000 Senior Secured
            Credit Facilities, dated as of December 20, 2000.

  10.37+    Lease Agreement with Quattrocentro Limited, dated as of June 9,
            2000.

  10.38+ Lease Agreement with Compagnie des Entrepots et Magasins Generaux de Paris, dated as of July 28, 2000.

  10.39+    Second Supplement to the Lease Agreement with Naxos Schmirdelwerk
            Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine
            Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of December
            22, 2000.

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  10.40  Third Supplement to the Lease Agreement with Naxos Schmirdelwerk
         Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung
         vorm. Seilwolff AG von 1890, dated as of March 8, 2001.

  16.1*  Letter regarding change in certifying accountant.

  21.1   Subsidiaries of Equinix.

  24.1   Power of Attorney (see page 35).

--------
  * Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-4 (file No. 333-93749).
 ** Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement in Form S-1 (file No. 333-39752).
*** Incorporated herein by reference to the exhibit of the same number in the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
  + Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix's application for confidential treatment.

   (b) Reports on Form 8-K.

     None.

   (c) Exhibits.

     See (a)(3) above.

   (d) Financial Statement Schedule.

     See (a)(2) above.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      EQUINIX, INC.
                                                      (Registrant)

March 27, 2001
                                            /s/ Peter F. Van Camp   ___________
                                          Chief Executive Officer and Director

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter F. Van Camp or Philip J. Koen, or either of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                      Title                    Date
        ---------                      -----                    ----

 /s/ Peter F. Van Camp     Chief Executive Officer and     March 27, 2001
_________________________  Director (Principal
    Peter F. Van Camp      Executive Officer)

/s/ Albert M. Avery, IV    President, Chief Operating      March 27, 2001
_________________________  Officer and Director
   Albert M. Avery, IV

  /s/ Philip J. Koen       Chief Financial Officer,        March 27, 2001
_________________________  Corporate Development
     Philip J. Koen        Officer and Secretary
                           (Principal Financial and
                           Accounting Officer)

   /s/ Scott Kriens        Director                        March 27, 2001
_________________________
      Scott Kriens

  /s/ Dawn G. Lepore       Director                        March 27, 2001
_________________________
     Dawn G. Lepore

/s/ Andrew S. Rachleff     Director                        March 27, 2001
_________________________
   Andrew S. Rachleff

/s/ Michelangelo Volpi     Director                        March 27, 2001
_________________________
   Michelangelo Volpi


                               INDEX TO EXHIBITS

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  3.1**  Amended and Restated Certificate of Incorporation of the Registrant,
         as amended to date.

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

 10.20*+ Agreement between Equinix, Inc. and WorldCom, Inc., dated November 16,
         1999.

 10.21*  Customer Agreement between Equinix, Inc. and WorldCom, Inc., dated
         November 16, 1999.

 Exhibit
 Number                           Description of Document
 -------                          -----------------------
 10.22*+   Lease Agreement with GIP Airport B.V., dated as of April 28, 2000.

 10.23*    Purchase Agreement between International Business Machines
           Corporation and Equinix, Inc. dated May 23, 2000.

 10.24**   2000 Equity Incentive Plan.

 10.25**   2000 Director Option Plan.

 10.26**   2000 Employee Stock Purchase Plan.

 10.27** Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000.

 10.28***+ Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of July 1, 2000.

 10.29***+ Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of May 1, 2000.

 10.30***+ Lease Agreement with 600 Seventh Street Associates, Inc., dated as of August 24, 2000.

 10.31***+ Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24, 2000.

 10.32***+ Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A.
           Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of August 7, 2000.

 10.33***+ Lease Agreement with Quattrocento Limited, dated as of June 1, 2000.

 10.34*** Lease Agreement with ARE-2425/2400/2450 Garcia Bayshore, LLC, dated as of March 20, 2000.

 10.35***  First Supplement to the Lease Agreement with Naxos Schmirdelwerk
           Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine
           Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of October
           11, 2000.

 10.36     Credit and Guaranty Agreement for $150,000,000 Senior Secured Credit
           Facilities, dated as of December 20, 2000.

 10.37+    Lease Agreement with Quattrocentro Limited, dated as of June 9,
           2000.

 10.38+    Lease Agreement with Compagnie des Entrepots et Magasins Generaux de
           Paris, dated as of July 28, 2000.

 10.39+    Second Supplement to the Lease Agreement with Naxos Schmirdelwerk
           Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine
           Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of December
           22, 2000.

 10.40     Third Supplement to the Lease Agreement with Naxos Schmirdelwerk
           Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine
           Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of March 8,
           2001.

 16.1*     Letter regarding change in certifying accountant.

 21.1      Subsidiaries of Equinix.

 24.1      Power of Attorney (see page 35).

--------
  * Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-4 (file No. 333-93749).
 ** Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement in Form S-1 (file No. 333-39752).
*** Incorporated herein by reference to the exhibit of the same number in the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
  + Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix's application for confidential treatment.

                       Report of Independent Accountants

To Board of Directors and
Stockholders of Equinix, Inc.

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 32, present fairly, in all material respects, the financial position of Equinix, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the two years ended December 31, 2000 and for the period from June 22, 1998 (date of inception) to December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
February 1, 2001

                                 EQUINIX, INC.

                          Consolidated Balance Sheets
                                 (in thousands)

                                                             December 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
                         Assets
Current assets:
  Cash and cash equivalents.............................. $ 174,773  $ 203,165
  Short-term investments.................................    32,437     19,809
  Accounts receivable, net of allowance for doubtful
   accounts of $608 and none.............................     4,925        178
  Current portion of restricted cash and short-term
   investments...........................................    15,468     25,111
  Prepaids and other current assets......................    10,373      1,597
                                                          ---------  ---------
    Total current assets.................................   237,976    249,860
Property and equipment, net..............................   315,380     28,444
Construction in progress.................................    94,894     18,312
Restricted cash and short-term investments, less current
 portion.................................................    21,387     13,498
Debt issuance costs, net.................................    11,916      7,125
Other assets.............................................     1,932      2,707
                                                          ---------  ---------
Total assets............................................. $ 683,485  $ 319,946
                                                          =========  =========
      Liabilities, Redeemable Convertible Preferred
             Stock and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses.................. $  13,717  $   4,143
  Accrued construction costs.............................    89,343      9,772
  Current portion of debt facilities and capital lease
   obligations...........................................     4,426      4,395
  Accrued interest payable...............................     2,167      2,167
  Other current liabilities..............................     1,646        205
                                                          ---------  ---------
    Total current liabilities............................   111,299     20,682
Debt facilities and capital lease obligations, less
 current portion.........................................     6,506      8,808
Senior notes.............................................   185,908    183,955
Other liabilities........................................     4,656        802
                                                          ---------  ---------
    Total liabilities....................................   308,369    214,247
                                                          ---------  ---------
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock...................        --     97,227
Stockholders' equity:
  Common stock, $0.001 par value per share; 300,000,000
   and 112,500,000 shares authorized in 2000 and 1999;
   76,978,852 and 11,672,196 shares issued and
   outstanding in 2000 and 1999..........................        77         12
  Additional paid-in capital.............................   553,070     43,962
  Deferred stock-based compensation......................   (38,350)   (13,706)
  Accumulated other comprehensive income.................     1,919         14
  Accumulated deficit....................................  (141,600)   (21,810)
                                                          ---------  ---------
    Total stockholders' equity...........................   375,116      8,472
                                                          ---------  ---------
    Total liabilities, redeemable convertible preferred
     stock and stockholders' equity...................... $ 683,485  $ 319,946
                                                          =========  =========

          See accompanying notes to consolidated financial statements.

                                 EQUINIX, INC.

                     Consolidated Statements of Operations
                     (in thousands, except per share data)

                                                                   Period from
                                                                  June 22, 1998
                                                                   (inception)
                                         Year ended   Year ended       to
                                        December 31, December 31, December 31,
                                            2000         1999         1998
                                        ------------ ------------ -------------
Revenues...............................  $  13,016     $     37      $    --
                                         ---------     --------      -------
Costs and operating expenses:
 Cost of revenues (excludes stock-based
  compensation of $766, $177 and none
  for the periods ended December 31,
  2000, 1999, and 1998 respectively)...     42,635        3,091           --
 Sales and marketing (excludes stock-
  based compensation of $6,318, $1,631,
  and $13 for the periods ended
  December 31, 2000, 1999, and 1998
  respectively)........................     13,821        2,318           34
 General and administrative (excludes
  stock-based compensation of $22,809,
  $4,819, and $151 for the periods
  ended December 31, 2000, 1999, and
  1998, respectively)..................     33,776        7,784          751
 Stock-based compensation..............     29,893        6,627          164
                                         ---------     --------      -------
    Total costs and operating
     expenses..........................    120,125       19,820          949
                                         ---------     --------      -------
 Loss from operations..................   (107,109)     (19,783)        (949)
Interest income........................     16,430        2,138          150
Interest expense.......................    (29,111)      (3,146)        (220)
                                         ---------     --------      -------
Net loss...............................  $(119,790)    $(20,791)     $(1,019)
                                         =========     ========      =======
Net loss per share:
 Basic and diluted.....................  $   (3.48)    $  (4.98)     $ (1.48)
                                         =========     ========      =======
 Weighted average shares...............     34,461        4,173          688
                                         =========     ========      =======



          See accompanying notes to consolidated financial statements.

                                 EQUINIX, INC.

           Consolidated Statements of Stockholders' Equity (Deficit)
          Period from June 22, 1998 (inception) to December 31, 2000
                     (in thousands, except per share data)

                                                                      Accumulated
                            Common stock     Additional   Deferred       other                      Total
                          ------------------  paid-in   stock-based  comprehensive Accumulated  stockholders'
                            Shares    Amount  capital   compensation income (loss)   deficit   equity (deficit)
                          ----------  ------ ---------- ------------ ------------- ----------- ----------------
Issuance of common stock
for cash................   6,060,000   $ 6    $     (2)   $     --      $   --      $      --     $       4
Issuance of common stock
upon exercise of common
stock options...........      90,000    --           6          --          --             --             6
Deferred stock-based
compensation............          --    --       1,136      (1,136)         --             --            --
Amortization of stock-
based compensation......          --    --          --         164          --             --           164
Net loss................          --    --          --          --          --         (1,019)       (1,019)
                          ----------   ---    --------    --------      ------      ---------     ---------
Balances as of December
31, 1998................   6,150,000     6       1,140        (972)         --         (1,019)         (845)
Issuance of common stock
upon exercise of common
stock options...........   5,522,196     6       1,280          --          --             --         1,286
Issuance of common stock
warrants................          --    --      22,181          --          --             --        22,181
Deferred stock-based
compensation............          --    --      19,361     (19,361)         --             --            --
Amortization of stock-
based compensation......          --    --          --       6,627          --             --         6,627
Comprehensive income
(loss):
Net loss................          --    --          --          --          --        (20,791)      (20,791)
Unrealized appreciation
on short-term
investments.............          --    --          --          --          14             --            14
                          ----------   ---    --------    --------      ------      ---------     ---------
Net comprehensive loss..          --    --          --          --          14        (20,791)      (20,777)
                          ----------   ---    --------    --------      ------      ---------     ---------
Balances as of December
31, 1999................  11,672,196    12      43,962     (13,706)         14        (21,810)        8,472
Issuance of common stock
for cash................     115,213    --       1,033          --          --             --         1,033
Issuance of common stock
upon exercise of common
stock options...........   1,420,914     1       2,471          --          --             --         2,472
Issuance of common stock
upon exercise of common
stock warrants..........     708,059    --         353          --          --             --           353
Issuance of common stock
from initial public
offering, net...........  22,704,596    23     251,459          --          --             --       251,482
Conversion of redeemable
convertible preferred
stock...................  40,704,222    41     191,539          --          --             --       191,580
Issuance/revaluation of
common stock warrants...          --    --       7,744          --          --             --         7,744
Repurchase of common
stock...................    (346,348)   --         (28)         --          --             --           (28)
Deferred stock-based
compensation............          --    --      54,537     (54,537)         --             --            --
Amortization of stock-
based compensation......          --    --          --      29,893          --             --        29,893
Comprehensive income
(loss):
 Net loss...............          --    --          --          --          --       (119,790)     (119,790)
 Foreign currency
 translation gain.......          --    --          --          --       1,992             --         1,992
 Unrealized depreciation
 on short-term
 investments............          --    --          --          --         (87)            --           (87)
                          ----------   ---    --------    --------      ------      ---------     ---------
 Net comprehensive
 loss...................          --    --          --          --       1,905       (119,790)     (117,885)
                          ----------   ---    --------    --------      ------      ---------     ---------
Balances as of December
31, 2000................  76,978,852   $77    $553,070    $(38,350)     $1,919      $(141,600)    $ 375,116
                          ==========   ===    ========    ========      ======      =========     =========

         See accompanying notes to consolidated financial statements.

                                 EQUINIX, INC.

                     Consolidated Statements of Cash Flows
                                ( in thousands)

                                                                    Period from
                                                                   June 22, 1998
                                                                    (inception)
                                          Year ended   Year ended       to
                                         December 31, December 31, December 31,
                                             2000         1999         1998
                                         ------------ ------------ -------------
Cash flows from operating activities:
 Net loss..............................   $(119,790)    $(20,791)     $(1,019)
 Adjustments to reconcile net loss to
  net cash used in operating
  activities:
  Depreciation.........................      14,816          609            4
  Interest charge on beneficial
   conversion of convertible debt......          --           --          220
  Amortization of deferred stock-based
   compensation........................      29,893        6,627          164
  Amortization of debt-related issuance
   costs and discounts.................       8,445        1,010           --
  Allowance for doubtful accounts......         608           --           --
  Issuance of common stock to charity..         780           --           --
Changes in operating assets and
 liabilities:
  Accounts receivable..................      (5,355)        (178)          --
  Prepaids and other current assets....      (8,776)      (1,429)        (168)
  Other assets.........................        (354)      (1,244)        (156)
  Accounts payable and accrued
   expenses............................       9,574        4,481          159
  Other current liabilities............       1,441          205           --
  Other liabilities....................         645          802           --
                                          ---------     --------      -------
   Net cash used in operating
    activities.........................     (68,073)      (9,908)        (796)
                                          ---------     --------      -------
Cash flows from investing activities:
 Purchase of short-term investments....    (114,968)     (22,812)      (5,000)
 Sales and maturities of short-term
  investments..........................     102,253        8,017           --
 Purchases of property and equipment...    (296,320)     (28,241)        (486)
 Additions to construction in
  progress.............................     (74,448)     (14,145)         (31)
 Accrued construction costs............      79,571        9,520          252
 Purchase of restricted cash and short-
  term investments.....................     (24,246)     (38,609)          --
 Sale of restricted cash and short-term
  investments..........................      26,000           --           --
                                          ---------     --------      -------
   Net cash used in investing
    activities.........................    (302,158)     (86,270)      (5,265)
                                          ---------     --------      -------
Cash flows from financing activities:
 Proceeds from issuance of common
  stock................................     254,560        1,286           10
 Proceeds from issuance of debt
  facilities and capital lease
  obligations..........................       6,884       16,114           --
 Repayment of debt facilities and
  capital lease obligations............      (9,955)        (988)          --
 Proceeds from issuance of promissory
  notes................................          --           --          220
 Proceeds from senior notes and common
  stock warrants, net..................          --      193,890           --
 Repurchase of common and preferred
  stock................................         (28)         (10)          --
 Proceeds from issuance of redeemable
  convertible preferred stock, net.....      94,353       84,886        9,996
 Debt issuance costs...................      (5,967)          --           --
                                          ---------     --------      -------
   Net cash provided by financing
    activities.........................     339,847      295,178       10,226
                                          ---------     --------      -------
Effect of foreign currency exchange
 rates on cash and cash equivalents....       1,992           --           --
Net increase (decrease) in cash and
 cash equivalents......................     (28,392)     199,000        4,165
Cash and cash equivalents at beginning
 of period.............................     203,165        4,165           --
                                          ---------     --------      -------
Cash and cash equivalents at end of
 period................................   $ 174,773     $203,165      $ 4,165
                                          =========     ========      =======
 Noncash financing and investing
  activities:
  Cash paid for taxes..................   $      --     $     68      $    --
                                          =========     ========      =======
  Cash paid for interest...............   $  28,876     $    153      $    --
                                          =========     ========      =======

          See accompanying notes to consolidated financial statements.

                                 EQUINIX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

   Equinix, Inc. ("Equinix" or the "Company") was incorporated as Quark Communications, Inc. in Delaware on June 22, 1998. The Company changed its name to Equinix, Inc. on October 13, 1998. Equinix designs, builds, and operates neutral Internet Business Exchange ("IBX") centers where enterprises and Internet businesses place their equipment and their network facilities in order to interconnect with each other to grow their businesses and to improve Internet performance. The Company's neutral IBX centers place our customers' operations at a central location and provide them with the highest level of security, multiple back-up services, flexibility to grow and technical assistance. The Company's neutral IBX centers provide enterprises, content providers, ASPs and e-commerce companies with the ability to directly interconnect with a competitive choice of bandwidth providers, ISPs, site management companies and content distribution companies.

   For the period June 22, 1998 (inception) through December 31, 1998 and the period ended September 30, 1999, the Company was a development stage enterprise. Subsequent to this period, the Company opened its second IBX center for commercial operation. In addition, the Company began to recognize revenue from its IBX centers.

Stock Split

   In January 2000, the Company's stockholders approved a three-for-two stock split effective January 19, 2000 whereby three shares of common stock and redeemable convertible preferred stock, respectively, were exchanged for every two shares of common stock and redeemable convertible preferred stock then outstanding. All share and per share amounts in these financial statements have been adjusted to give effect to the stock split.

Basis of Presentation

   The accompanying consolidated financial statements include the accounts of Equinix and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash, Cash Equivalents and Short-Term Investments

   The Company considers all highly liquid instruments with a maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of money market mutual funds and certificates of deposit with financial institutions with maturities of between 7 and 60 days. Short-term investments generally consist of certificates of deposits with maturities of between 90 and 180 days and highly liquid debt and equity securities of corporations, municipalities and the U.S. government. Short-term investments are classified as "available-for-sale" and are carried at fair value based on quoted market prices, with unrealized gains and losses reported in stockholders' equity as a component of comprehensive income. The cost of securities sold is based on the specific identification method.

                                 EQUINIX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Restricted Cash and Short-term Investments

   Restricted cash and short-term investments as of December 31, 2000 consisted of $12,801,000 deposited with an escrow agent to pay the third interest payment on the Senior Notes (see Note 4) and restricted cash of $24,054,000 as collateral for the issuance of twelve standby letters of credit, two bonds and three escrow accounts entered into and pursuant to certain lease agreements. These agreements expire at various dates through 2014.

   Restricted cash and short-term investments as of December 31, 1999 consisted of $37,079,000 deposited with an escrow agent to pay the first three interest payments on the Senior Notes and restricted cash of $1,530,000 provided as collateral under three separate security agreements for standby letters of credit entered into and in accordance with certain lease agreements. These agreements expire at various dates through 2014.

Financial Instruments and Concentration of Credit Risk

   Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash, cash equivalents and short-term investments to the extent these exceed federal insurance limits and accounts receivable. Risks associated with cash, cash equivalents and short-term investments are mitigated by the Company's investment policy, which limits the Company's investing to only those marketable securities rated at least A-1 or P-1 investment grade, as determined by independent credit rating agencies.

   The Company's customer base is primarily composed of businesses throughout the United States. The Company performs ongoing credit evaluations of its customers. Write-offs since inception have been immaterial. As of December 31, 2000, two customers accounted for 12% and 11% of revenues and two customers accounted for 19% and 14% of accounts receivables. No other single customer accounted for greater than 10% of accounts receivables or revenues.

Property and Equipment

   Property and equipment are stated at original cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally two to five years for non-IBX center equipment and seven to ten years for IBX center equipment. Leasehold improvements and assets acquired under capital lease are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement.

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

   Included within construction in progress is the value attributed to the unearned portion of warrants issued to certain fiber carriers and our contractor totaling $6,270,000 as of December 31, 2000 and $4,136,000 as of December 31, 1999 (see Note 6).

                                 EQUINIX, INC.

   Interest incurred is capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, Capitalization of Interest Costs. Total interest cost incurred and total interest capitalized during the year ended December 31, 2000 was $34,102,000 and $4,991,000, respectively. Total interest cost incurred and total interest capitalized during the year ended December 31, 1999, was $3,324,000 and $177,000, respectively.

Fair Value of Financial Instruments

   The carrying value amounts of the Company's financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and long-term obligations approximate their fair value due to either the short-term maturity or the prevailing interest rates of the related instruments. The fair value of the Company's Senior Notes (see Note
4) are based on quoted market prices. The estimated fair value of the Senior Notes is approximately $140,000,000 as of December 31, 2000.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

   In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company considers the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment of long-lived assets has been recorded as of December 31, 1999. In December 2000, based on the uncertainty of the Company's future business relationship with NorthPoint (see Note 6), as a result of their filing under Chapter 11 bankruptcy protection, the Company determined that the future value of the other asset attributed to the unamortized portion of the fully-vested, nonforfeitable warrant was questionable and accordingly, the remaining asset totaling approximately $700,000 was written off.

Revenue Recognition

   Revenues consist of monthly recurring fees for colocation and interconnection services at the IBX centers, service fees associated with the delivery of professional services and non-recurring installation fees. Revenues from colocation and interconnection services are billed monthly and recognized ratably over the term of the contract, generally one to three years. Professional service fees are recognized in the period in which the services were provided and represent the culmination of the earnings process. Non-recurring installation fees are deferred and recognized ratably over the term of the related contract.

Income Taxes

   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce tax assets to the amounts expected to be realized.

                                 EQUINIX, INC.

Stock-Based Compensation

   The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. As permitted under SFAS No. 123, the Company uses the intrinsic value-based method of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, to account for its employee stock-based compensation plans.

   The Company accounts for stock-based compensation arrangements with nonemployees in accordance with the Emerging Issues Task Force Abstract ("EITF") No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Accordingly, unvested options and warrants held by nonemployees are subject to revaluation at each balance sheet date based on the then current fair market value.

   Unearned deferred compensation resulting from employee and nonemployee option grants is amortized on an accelerated basis over the vesting period of the individual options, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans ("FASB Interpretation No. 28").

Segment Reporting

   The Company has adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. The statement requires disclosures of selected segment-related financial information about products, major customers and geographic areas.

Comprehensive Income

   The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income (loss). Comprehensive income (loss) consists of net loss and other comprehensive income.

Net Loss Per Share

   The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share, and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98 basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. Options, warrants and preferred stock were not included in the computation of diluted net loss per share because the effect would be antidilutive.

                                 EQUINIX, INC.

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated.

                                                                  Period from
                                                                 June 22, 1998
                                     Year ended     Year ended        to
                                    December 31,   December 31,  December 31,
                                        2000           1999          1998
                                    -------------  ------------  -------------
   Numerator:
     Net loss...................... $(119,790,000) $(20,791,000)  $(1,019,000)
                                    =============  ============   ===========
   Denominator:
     Weighted average shares.......    40,672,055     8,751,001     3,174,917
     Weighted average unvested
      shares subject to
      repurchase...................    (6,211,392)   (4,578,122)   (2,486,889)
                                    -------------  ------------   -----------
       Total weighted average
        shares.....................    34,460,663     4,172,879       688,028
                                    =============  ============   ===========
   Net loss per share:
       Basic and diluted........... $       (3.48) $      (4.98)  $     (1.48)
                                    =============  ============   ===========

   The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated:

                                         Year ended   Year ended   Year ended
                                        December 31, December 31, December 31,
                                            2000         1999         1998
                                        ------------ ------------ ------------
   Series A redeemable convertible
    preferred stock...................          --    18,682,500   15,697,500
   Series B redeemable convertible
    preferred stock...................          --    15,759,561           --
   Series A preferred stock warrants..          --     1,245,000           --
   Common stock warrants..............   3,707,245     1,365,645           --
   Common stock options...............   8,893,292     2,780,988    2,074,050
   Common stock subject to
    repurchase........................   6,211,392     4,578,122    2,486,889

Recent Accounting Pronouncements

   In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Equinix will adopt SFAS 133, as amended by SFAS 137 and SFAS 138, in the first fiscal quarter of 2001, and does not expect the adoption to have a material effect on its financial condition or results of operations.

   In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The adoption of SAB 101 did not have a material impact on the Company's financial position and results of operations.

                                 EQUINIX, INC.

   In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB
25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain of the conclusions of FIN 44 did not have a material effect on the Company's financial position and results of operations.

2. Balance Sheet Components

Cash, Cash Equivalents and Short-term Investments

   Cash, cash equivalents and short-term investments consisted of the following as of December 31 (in thousands):

                                                           2000       1999
                                                         ---------  ---------
   Money market......................................... $  72,325  $  11,144
   Municipal bonds......................................    19,557         --
   US government and agency obligations.................    19,049         --
   Corporate bonds......................................     2,024         --
   Other debt securities................................    94,255    211,830
                                                         ---------  ---------
     Total available-for-sale securities................   207,210    222,974
     Less amounts classified as cash and cash
      equivalents.......................................  (174,773)  (203,165)
                                                         ---------  ---------
     Total market value of short-term investments....... $  32,437  $  19,809
                                                         =========  =========

   As of December 31, 2000 and 1999, cost approximated market value of cash, cash equivalents and short-term investments; unrealized gains and losses were not significant. As of December 31, 2000, cash equivalents included investments in corporate debt securities with various contractual maturity dates which do not exceed 90 days. Gross realized gains and losses from the sale of securities classified as available-for-sale were not material for the years ended December 31, 2000 and 1999. For the purpose of determining gross realized gains and losses, the cost of securities is based upon specific identification.

Property & Equipment

   Property and equipment is comprised of the following as of December 31 (in thousands):

                                                                2000     1999
                                                              --------  -------
   Leasehold improvements.................................... $243,851  $16,664
   IBX plant and machinery...................................   51,305    8,235
   Computer equipment and software...........................   12,438    3,126
   IBX equipment.............................................   21,960      659
   Furniture and fixtures....................................    1,241      374
                                                              --------  -------
                                                               330,795   29,058
   Less accumulated depreciation.............................  (15,415)    (614)
                                                              --------  -------
                                                              $315,380  $28,444
                                                              ========  =======

                                 EQUINIX, INC.

   Leasehold improvements, certain computer equipment, software and furniture and fixtures recorded under capital leases aggregated $5,999,000 as of December 31, 2000 and $661,000 as of December 31, 1999. Amortization on the assets recorded under capital leases is included in depreciation expense.

   Included within leasehold improvements is the value attributed to the earned portion of the WorldCom Venture Fund Warrant, the Bechtel Warrant, and the Fiber Warrant totaling $4,233,000, $758,000, and $770,000, respectively, as of December 31, 2000 and $330,000, none, and none, respectively, as of December 31, 1999 (see Note 6). Amortization on such warrants is included in depreciation expense.

Restricted Cash and Short-term Investments

   Restricted cash and short-term investments consisted of the following as of December 31 (in thousands):

                                2000      1999
                              --------  --------
   United States treasury
    notes:
     Due within one year..... $ 15,468  $ 25,111
     Due after one year
      through two years......       --    11,968
   Restricted cash in
    accordance with security
    agreements...............   21,387     1,530
                              --------  --------
                                36,855    38,609
   Less current portion......  (15,468)  (25,111)
                              --------  --------
                              $ 21,387  $ 13,498
                              ========  ========

   As of December 31, 2000 and December 31, 1999, cost approximated market value of restricted cash and short-term investments; unrealized gains and losses were not significant.

Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consisted of the following as of December 31 (in thousands):

                                                                  2000    1999
                                                                 ------- ------
   Accounts payable............................................. $ 8,270 $1,978
   Accrued compensation and benefits............................   2,613    303
   Accrued debt issuance costs..................................     593    490
   Other........................................................   2,241  1,372
                                                                 ------- ------
                                                                 $13,717 $4,143
                                                                 ======= ======

3. Debt Facilities and Capital Lease Obligations

   Debt facilities and capital lease obligations consisted of the following as of December 31 (in thousands):

                                                              2000     1999
                                                             -------  -------
   Comdisco Loan and Security Agreement (net of unamortized
    discount of none and $901 as of December 31, 2000 and
    1999, respectively)..................................... $    --  $ 4,141
   Venture Leasing Loan Agreement (net of unamortized
    discount of $727 and $1,034 as of December 31, 2000 and
    1999, respectively)                                        6,138    8,417
   Comdisco Master Lease Agreement and Addendum (net of
    unamortized discount of $412 and $12 as of December 31,
    2000 and 1999, respectively)                               4,794      645
                                                             -------  -------
                                                              10,932   13,203
   Less current portion.....................................  (4,426)  (4,395)
                                                             -------  -------
                                                             $ 6,506  $ 8,808
                                                             =======  =======

                                 EQUINIX, INC.

Comdisco Loan and Security Agreement

   In March 1999, one of the Company's subsidiaries entered into a $7,000,000 Loan and Security Agreement with Comdisco, Inc. ("Comdisco" and the "Comdisco Loan and Security Agreement"). In December 2000, the outstanding principal and interest balance under this facility, including the final balloon interest payment, was repaid in full. Under the terms of the Comdisco Loan and Security Agreement, Comdisco agreed to lend the Company up to $3,000,000 for equipment (referred to as the "hard" loan) and up to $4,000,000 for software and tenant improvements ("soft" loan) for the Ashburn, Virginia IBX center buildout. The loans, which were collateralized by the assets of the Ashburn IBX, were available in minimum advances of $1,000,000 and each loan was evidenced by a secured promissory note. The hard and soft loans issued beared interest at rates of 7.5% and 9% per annum, respectively, and were repayable in 42 and 36 equal monthly installments, respectively, plus a final balloon interest payment equal to 15% of the original advance amount. The Comdisco Loan and Security Agreement had an effective interest rate of 18.1% per annum.

   In connection with the Comdisco Loan and Security Agreement, the Company granted Comdisco a warrant to purchase 765,000 shares of the Company's Series A redeemable convertible preferred stock at $0.67 per share (the "Comdisco Loan and Security Agreement Warrant"). This warrant is immediately exercisable and expires in ten years from the date of grant. The fair value of the warrant, using the Black-Scholes option pricing model with the following assumptions: deemed fair market value per share of $1.80, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 5.0% and a contractual life of 10 years, was $1,255,000. Such amount was recorded as a discount to the applicable debt, and was being amortized to interest expense, using the effective interest method, over the life of the agreement. The remaining unamortized discount was amortized when the loan was paid in full in December 2000.

Comdisco Master Lease Agreement

   In May 1999, the Company entered into a Master Lease Agreement with Comdisco (the "Comdisco Master Lease Agreement"). Under the terms of the Comdisco Master Lease Agreement, the Company sells equipment to Comdisco, which it will then lease back. The amount of financing to be provided is up to $1,000,000. Repayments are made monthly over 42 months with a final balloon interest payment equal to 15% of the balance amount due at maturity. Interest accrues at 7.5% per annum. The Comdisco Master Lease Agreement has an effective interest rate of 14.6% per annum. As of December 31, 2000, $740,200 was outstanding under the Comdisco Master Lease Agreement.

   The Company leases certain leasehold improvements, computer equipment and software and furniture and fixtures under capital leases under the Comdisco Master Lease Agreement. These leases were entered into as sales-leaseback transactions. The Company deferred a gain of $78,000 related to the sale-leaseback in July 1999, and a deferred loss of $19,000 related to the sale-leasebacks in fiscal 2000, which is being amortized in proportion to the amortization of the leased assets.

   In connection with the Comdisco Master Lease Agreement, the Company granted Comdisco a warrant to purchase 30,000 shares of the Company's Series A redeemable convertible preferred stock at $1.67 per share (the "Comdisco Master Lease Agreement Warrant"). This warrant is immediately exercisable and expires in ten years from the date of grant. The fair value of the warrant using the Black-Scholes option pricing model with the following assumptions: deemed fair market value per share of $3.00, dividend yield 0%, expected volatility of 80%, risk-free interest rate of 5.0% and a contractual life of 10 years, was $80,000. Such amount was recorded as a discount to the applicable capital lease obligation, and is being amortized to interest expense, using the effective interest method, over the life of the agreement.

                                 EQUINIX, INC.

Comdisco Master Lease Agreement Addendum

   In August 1999, the Company amended the Comdisco Master Lease Agreement. Under the terms of the Comdisco Master Lease Agreement Addendum, the Company sells equipment (hard items) and software and tenant improvements (soft items) in its San Jose IBX center to Comdisco, which it then leases back. The amount of financing available under the Comdisco Master Lease Agreement Addendum is up to $2,150,000 for hard items and up to $2,850,000 for soft items. Amounts drawn under this addendum will be collateralized by the underlying hard and soft assets of the San Jose IBX center that were funded under the Comdisco Master Lease Agreement Addendum. Repayments are made monthly over the course of 42 months. Interest accrues at 8.5% per annum, with a final balloon interest payment equal to 15% of the original acquisition cost of the property financed. The Comdisco Master Lease Agreement Addendum has an effective interest rate of 15.3% per annum. As of December 31, 2000, $4,466,000 was outstanding under the Comdisco Master Lease Agreement Addendum.

   In connection with the Comdisco Master Lease Agreement Addendum, the Company granted Comdisco a warrant to purchase 150,000 shares of the Company's Series A redeemable convertible preferred stock at $3.00 per share (the "Comdisco Master Lease Agreement Addendum Warrant"). This warrant is immediately exercisable and expires in seven years from the date of grant or three years from the effective date of the Company's initial public offering, whichever is shorter. The fair value of the warrant using the Black-Scholes option pricing model with the following assumptions: deemed fair market value per share of $4.80, dividend yield 0%, expected volatility of 80%, risk-free interest rate of 5.0% and a contractual life of seven years, was $587,000. Such amount was recorded as a discount to the applicable capital lease obligation, and is being amortized to interest expense, using the effective interest method, over the life of the agreement.

Venture Leasing Loan Agreement

   In August 1999, the Company entered into a Loan Agreement with Venture Lending & Leasing II, Inc. and other lenders ("VLL" and the "Venture Leasing Loan Agreement"). The Venture Leasing Loan Agreement provides financing for equipment and tenant improvements at the Newark, New Jersey IBX center and a secured term loan facility for general working capital purposes. The amount of financing to be provided is up to $10,000,000, which may be used to finance up to 85% of the projected cost of tenant improvements and equipment for the Newark IBX center and is collateralized by the assets of the Newark IBX. Notes issued bear interest at a rate of 8.5% per annum and are repayable in 42 monthly installments plus a final balloon interest payment equal to 15% of the original advance amount due at maturity and are collateralized by the assets of the New Jersey IBX. The Venture Leasing Loan Agreement has an effective interest rate of 14.7% per annum. As of December 31, 2000, $6,865,000 was outstanding under the Venture Leasing Loan Agreement.

   In connection with the Venture Leasing Loan Agreement, the Company granted VLL a warrant to purchase 300,000 shares of the Company's Series A redeemable convertible preferred stock at $3.00 per share (the "Venture Leasing Loan Agreement"). This warrant is immediately exercisable and expires on June 30, 2006. The fair value of the warrant using the Black-Scholes option pricing model with the following assumptions: deemed fair market value per share of $4.80, dividend yield 0%, expected volatility of 80%, risk-free interest rate of 5.0% and a contractual life of seven years, was $1,174,000. Such amount was recorded as a discount to the applicable debt, and is being amortized to interest expense, using the effective interest method, over the life of the agreement.

                                 EQUINIX, INC.

Maturities

   Combined aggregate maturities for debt facilities and future minimum capital lease obligations as of December 31, 2000 are as follows (in thousands):

                                                            Capital
                                                  Debt       lease
                                               facilities obligations  Total
                                               ---------- ----------- -------
   2001.......................................  $ 2,815     $ 1,611   $ 4,426
   2002.......................................    3,063       1,744     4,807
   2003.......................................      987       1,716     2,703
   2004 and thereafter........................       --         135       135
                                                -------     -------   -------
                                                  6,865       5,206    12,071
     Less amount representing unamortized
      discount................................     (727)       (412)   (1,139)
                                                -------     -------   -------
                                                  6,138       4,794    10,932
     Less current portion.....................   (2,815)     (1,611)   (4,426)
                                                -------     -------   -------
                                                $ 3,323     $ 3,183   $ 6,506
                                                =======     =======   =======

4. Senior Notes

   On December 1, 1999, the Company issued 200,000 units, each consisting of a $1,000 principal amount 13% Senior Note due 2007 (the "Senior Notes") and one warrant to purchase 16.8825 shares (for an aggregate of 3,376,500 shares) of common stock for $0.0067 per share (the "Senior Note Warrants"), for aggregate net proceeds of $193,400,000, net of offering expenses. Of the $200,000,000 gross proceeds, $16,207,000 was allocated to additional paid-in capital for the deemed fair value of the Senior Note Warrants and recorded as a discount to the Senior Notes. The discount on the Senior Notes is being amortized to interest expense, using the effective interest method, over the life of the debt. The Senior Notes have an effective interest rate of 14.1% per annum. The fair value attributed to the Senior Note Warrants was consistent with the Company's treatment of its other common stock transactions prior to the issuance of the Senior Notes. The fair value was based on recent equity transactions by the Company. The amount of the Senior Notes, net of the unamortized discount, is $185,908,000 as of December 31, 2000.

   As of December 31, 2000, restricted cash and short-term investments, including accrued interest thereon, includes $12,801,000 deposited with an escrow agent that will be used to pay the third interest payment. Interest is payable semi-annually, in arrears, on June 1 and December 1 of each year. The Senior Notes are partially collateralized by the restricted cash and short-term investments. Except for this security interest, the notes are unsecured, senior obligations of the Company and are effectively subordinated to all existing and future indebtedness of the Company, whether or not secured.

   The Senior Notes are governed by the Indenture dated December 1, 1999, between the Company, as issuer, and State Street Bank and Trust Company of California, N.A., as trustee (the "Indenture"). Subject to certain exceptions, the Indenture restricts, among other things, the Company's ability to incur additional indebtedness and the use of proceeds therefrom, pay dividends, incur certain liens to secure indebtedness or engage in merger transactions.

   The costs related to the issuance of the Senior Notes were capitalized and are being amortized to interest expense using the effective interest method, over the life of the Senior Notes. Debt issuance costs, net of amortization, are $5,950,000 as of December 31, 2000.

                                 EQUINIX, INC.

5. Senior Secured Credit Facility

   On December 20, 2000 Company, and a newly created, wholly-owned subsidiary, entered into a $150 million Senior Secured Credit Facility ("Credit Facility") with a syndicate of lenders. The Credit Facility consists of the following:

  . Term loan facility in the amount of $50,000,000. The outstanding term loan amount is required to be paid in quarterly installments beginning in March 2003 and ending in December 2005. None of the term loan facility was drawn down as of December 31, 2000 (see Note 11).

  . Delayed draw term loan facility in the amount of $75,000,000. The Company is required to borrow the entire facility on or before December 20, 2001. The outstanding delayed draw term loan amount is required to be paid in quarterly installments beginning in March 2003 and ending in December 2005. None of the delayed draw term loan facility was drawn down as of December 31, 2000 (see Note 11).

  . Revolving credit facility in an amount up to $25,000,000. The outstanding revolving credit facility is required to be paid in full on or before December 15, 2005. None of the revolving credit facility was drawn down as of December 31, 2000.

   The Credit Facility has a number of covenants, which include reaching certain minimum revenue targets and limiting cumulative EBITDA losses and maximum capital spending limits among others. The Company was in compliance with all covenants as of December 31, 2000.

   Borrowings under the Credit Facility are collateralized by a first priority lien against substantially all of the Company's assets. The lenders under the Credit Facility have agreed that the liens which collateralize the Credit Facility may also collateralize an additional $100,000,000 of additional borrowings in the event the Credit Facility is extended, but the lenders have no obligation to provide such additional financing.

   Loans under the Credit Facility bear interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR. At December 31, 2000, had the Company drawn down on the Credit Facility, the effective interest rate would have been approximately 10.82%.

   The costs related to the issuance of the Credit Facility were capitalized and are being amortized to interest expense using the effective interest method, over the life of the Credit Facility. Debt issuance costs, net of amortization, are $5,966,000 as of December 31, 2000.

6. Redeemable Convertible Preferred Stock and Stockholders' Equity

   In August 1999, the Company amended and restated its Certificate of Incorporation to increase the authorized share capital to 112,500,000 shares of common stock and 45,000,000 shares of redeemable convertible preferred stock, of which 21,000,000 has been designated as Series A and 24,000,000 as Series B.

   In January 2000, the Company's stockholders approved a three-for-two stock split of its common and redeemable convertible preferred stock effective January 19, 2000. The Company amended and restated its Certificate of Incorporation to increase the authorized share capital to 132,000,000 shares of common stock and

                                 EQUINIX, INC.

68,000,000 shares of redeemable convertible preferred stock, of which 32,000,000 has been designated as Series A and 36,000,000 as Series B, to give effect to the three-for-two stock split. The accompanying consolidated financial statements have been adjusted to reflect this stock split.

   In May 2000, the Company amended and restated its Certificate of Incorporation to change the authorized share capital to 80,000,000 shares of common stock and 43,000,000 shares of redeemable convertible preferred stock, of which 20,000,000 has been designated as Series A, 16,000,000 has been designated as Series B and 7,000,000 has been designated as Series C.

   In August 2000, the Company amended and restated its Certificate of Incorporation to change the authorized share capital to 300,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Redeemable Convertible Preferred Stock

   On September 10, 1998, 15,037,500 shares of Series A redeemable convertible preferred stock were issued at a price of $0.67 per share. Concurrent with the issuance of the Series A redeemable convertible preferred stock, promissory notes of $220,000 were converted into 660,000 shares of Series A redeemable convertible preferred stock. During July 1998, the Company had borrowed $220,000 in the aggregate under a convertible loan arrangement with a number of individual investors. The loans accrued interest of 5.83% per annum while outstanding, which was paid in cash. During the period ended December 31, 1998, the Company recorded a charge of $220,000 to account for the "in the money" conversion right of the convertible loan arrangement. On January 27, 1999, 3,000,000 shares of Series A redeemable convertible preferred stock were issued, at a price of $0.67 per share in the second closing of the Series A financing.

   Between August and December 1999, the Company completed its Series B redeemable convertible preferred stock financing. The Company issued 15,759,561 shares of Series B redeemable convertible preferred stock, at a price of $5.33 per share.

   As of December 31, 1999, there were 18,682,500 and 15,759,561 shares of Series A and B redeemable convertible preferred stock issued and outstanding, respectively, with a total liquidation value of $12,517,000 for Series A and $83,998,000 for Series B.

   Between May and June 2000, the Company completed its Series C redeemable convertible preferred stock financing. The Company issued 6,261,161 shares of Series C redeemable convertible preferred stock, at a price of $15.08 per share

   All shares of redeemable convertible preferred stock were converted to shares of common stock on a one-for-one basis upon the closing of the Company's initial public offering ("IPO) in August 2000. All outstanding warrants to purchase preferred stock are now exercisable for common stock.

Common Stock

   On August 11, 2000 the Company completed an IPO of 20,000,000 shares of its common stock. On September 7, 2000 the underwriters exercised their option to purchase 2,704,596 shares to cover the over-allotment of shares.

   The Company's founders purchased 6,060,000 shares of stock. Approximately 5,454,000 shares are subject to restricted stock purchase agreements whereby the Company has the right to repurchase the stock upon voluntary or involuntary termination of the founder's employment with the Company at $0.00033 per share. The Company's repurchase right lapses at a rate of 25% per year. In May 2000, the board of directors

                                 EQUINIX, INC.

agreed to waive the repurchase right with respect to one of the founder's unvested shares. As of December 31, 2000 and 1999, 1,022,625 and 3,408,750 shares are subject to repurchase at a price of $0.00033 per share, respectively.

   Upon the exercise of certain unvested stock options, the Company issued to employees common stock which is subject to repurchase by the Company at the original exercise price of the stock option. This right lapses over the vesting period. As of December 31, 2000 and 1999, there were 3,114,743 and 4,499,518 shares, respectively, subject to repurchase.

   At December 31, 2000, the Company has reserved the following shares of authorized but unissued shares of common stock for future issuance:

   Common stock warrants.............................................  6,746,095
   Common stock options.............................................. 13,826,048
   Common stock purchase plan........................................  1,000,000
                                                                      ----------
                                                                      21,572,143
                                                                      ==========

Stock Purchase Plan

   In May 2000, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") under which 1,000,000 shares have been reserved for issuance thereafter. On each January 1, the number of shares in reserve will automatically increase by 2% of the total number of shares of common stock outstanding at that time, or, if less, by 600,000 shares. The Puchase Plan permits purchases of common stock via payroll deductions. The maximum payroll deduction is 15% of the employee's cash compensation. Purchases of the common stock will occur on February 1 and August 1 of each year. The price of each share purchased will be 85% of the lower of:

  . The fair market value per share of common stock on the date immediately before the first day of the applicable offering period (which lasts 24 months); or

  .  The fair market value per share of common stock on the purchase date.

   The value of the shares purchased in any calendar year may not exceed
$25,000.

   As of December 31, 2000 no shares have been issued under the Purchase Plan.

Stock Option Plans

   In September 1998, the Company adopted the 1998 Stock Plan. In May 2000, the Company adopted the 2000 Equity Incentive Plan and 2000 Director Stock Option Plan (collectively, the "Plans") under which nonstatutory stock options and restricted stock may be granted to employees, outside directors, consultants, and incentive stock options may be granted to employees. Accordingly, the Company has reserved a total of 20,512,810 shares of the Company's common stock for issuance upon the grant of restricted stock or exercise of options granted in accordance with the Plans. On each January 1, commencing with the year 2001, the number of shares in reserve will automatically increase by 6% of the total number of shares of common stock that are outstanding at that time or, if less, by 6,000,000 shares for the 2000 Equity Incentive Plan and by 50,000 shares for the 2000 Director Stock Option Plan. Options granted under the Plans generally expire 10 years following the date of grant and are subject to limitations on transfer. The Plans are administered by the Board of Directors.

   The Plans provide for the granting of incentive stock options at not less than 100% of the fair market value of the underlying stock at the grant date. Nonstatutory options may be granted at not less than 85% of the fair market value of the underlying stock at the date of grant.

                                 EQUINIX, INC.

   Option grants under the Plans are subject to various vesting provisions, all of which are contingent upon the continuous service of the optionee and may not impose vesting criterion more restrictive than 20% per year. Stock options may be exercised at anytime subsequent to grant. Stock obtained through exercise of unvested options is subject to repurchase at the original purchase price. The Company's repurchase right decreases as the shares vest under the original option terms.

   Options granted to stockholders who own greater than 10% of the outstanding stock must have vesting periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant as determined by the Board of Directors. Upon a change of control, all shares granted under the Plans shall immediately vest.

   A summary of the Plans is as follows:

                                                                       Weighted-
                                                                        average
                                                 Shares                exercise
                                               available   Number of   price per
                                               for grant     shares      share
                                               ----------  ----------  ---------
   Initial shares authorized..................  8,262,810          --    $  --
   Options granted............................ (2,164,050)  2,164,050     0.07
   Options exercised..........................         --     (90,000)    0.07
                                               ----------  ----------

   Balances, December 31, 1998................  6,098,760   2,074,050     0.07
   Options granted............................ (6,404,040)  6,404,040     0.46
   Options exercised..........................         --  (5,522,196)    0.23
   Options forfeited..........................    340,500    (340,500)    0.06
                                               ----------  ----------

   Balances, December 31, 1999................     35,220   2,615,394     0.68
   Additional shares authorized............... 12,250,000          --       --
   Options granted............................ (8,160,625)  8,160,625     5.48
   Options exercised..........................         --  (1,420,914)    1.74
   Options forfeited..........................    461,813    (461,813)    6.43
   Shares repurchased.........................    346,348          --     0.08
                                               ----------  ----------

   Balances, December 31, 2000................  4,932,756   8,893,292     4.62
                                               ==========  ==========

   The following table summarizes information about stock options outstanding as of December 31, 2000:

                                          Outstanding                 Exercisable
                              ------------------------------------ -----------------
                                           Weighted-     Weighted-         Weighted-
                                            average       average  Number   average
                              Number of    remaining     exercise    of    exercise
   Range of exercise prices    shares   contractual life   price   shares    price
   ------------------------   --------- ---------------- --------- ------- ---------
   $0.01 to $0.67..........     671,469       8.07         $0.15   164,945   $0.13
   $0.67 to $1.00..........     707,250       8.86          1.00    26,172    1.00
   $1.01 to $2.67..........     155,625       8.93          2.67    18,313    2.67
   $2.68 to $4.94..........   4,549,304       9.36          4.39   507,453    4.45
   $4.95 to $7.00..........   2,517,444       9.66          6.94        --      --
   $7.01 to $9.75..........     292,200       9.79          8.33        --      --
                              ---------                            -------
                              8,893,292       9.31          4.62   716,883    3.28
                              =========                            =======

                                 EQUINIX, INC.

   The weighted-average remaining contractual life of options outstanding at December 31, 2000 and December 31, 1999 was 9.31 years and 9.53 years, respectively.

Stock-Based Compensation

 Employees

   The Company uses the intrinsic-value method prescribed in APB No. 25 in accounting for its stock-based compensation arrangements with employees. Stock-based compensation expense is recognized for employee stock option grants in those instances in which the deemed fair value of the underlying common stock was subsequently determined to be greater than the exercise price of the stock options at the date of grant. The Company recorded deferred stock-based compensation related to employees of $53,206,000 and $18,719,000 and for the years ended December 31, 2000 and 1999, respectively, and $28,796,000, $6,067,000 and $135,000 has been amortized to stock-based compensation expense for the period and years ended December 31, 2000, 1999 and 1998, respectively, on an accelerated basis over the vesting period of the individual options, in accordance with FASB Interpretation No. 28. The weighted average estimated fair value of employee stock options granted at exercise prices below market price at grant during 2000, 1999 and 1998 was $8.64, $3.19 and $0.54 per share, respectively.

   Had compensation costs been determined using the fair value method for the Company's stock-based compensation plans including the employee stock purchase plan, net loss would have been changed to the amounts indicated below:

                                                                    Period from
                                                                     June 22,
                                                                       1998
                                        Year ended     Year ended   (inception)
                                       December 31,   December 31,  to December
                                           2000           1999       31, 1998
                                       -------------  ------------  -----------
   Net loss:
     As reported...................... $(119,790,000) $(20,791,000) $(1,019,000)
     Pro forma........................  (122,845,000)  (21,128,000)  (1,022,000)
   Net loss per share:
     As reported...................... $       (3.48) $      (4.98) $     (1.48)
     Pro forma........................         (3.57)        (5.06)       (1.48)

   The Company's calculations for employee grants were made using the minimum value method prior to the IPO and the Black-Scholes option pricing model after the IPO with the following weighted average assumptions:

                                                                    Period from
                                                                   June 22, 1998
                                                                    (inception)
                                          Year ended   Year ended       to
                                         December 31, December 31, December 31,
                                             2000         1999         1998
                                         ------------ ------------ -------------
   Dividend yield.......................        0%           0%           0%
   Expected volatility..................       80%           0%           0%
   Risk-free interest rate..............     6.14%        5.66%        5.77%
   Expected life (in years).............     2.50         2.52         2.67

 Non-Employees

   The Company uses the fair value method to value options granted to non-employees. In connection with its grant of options to non-employees, the Company has recognized deferred stock-based compensation of

                                 EQUINIX, INC.

$1,332,000 and $642,000 for the years ended December 31, 2000 and 1999, respectively, and $1,097,000, $560,000 and $29,000 has been amortized to stock-based compensation expense for the period and years ended December 31, 2000, 1999, and 1998, respectively, on an accelerated basis over the vesting period of the individual options, in accordance with FASB Interpretation No. 28. The weighted average estimated fair value of non-employee stock options granted at exercise prices below market price at grant during 2000, 1999 and 1998 was $0.34, $2.63 and $0.58 per share, respectively.

   The Company's calculations for non-employee grants were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                    Period from
                                                                   June 22, 1998
                                                                    (inception)
                                          Year ended   Year ended       to
                                         December 31, December 31, December 31,
                                             2000         1999         1998
                                         ------------ ------------ -------------
Dividend yield..........................        0%           0%            0%
Expected volatility.....................       80%          80%           80%
Risk-free interest rate.................     5.99%        5.48%         4.99%
Expected life (in years)................    10.00        10.00         10.00

Warrants

   In August 1999, the Company entered into a strategic agreement with NorthPoint Communications, Inc. ("NorthPoint"). Under the terms of the strategic agreement, NorthPoint has agreed to use certain of the Company's domestic IBX centers and install their operational nodes in such centers. In exchange, the Company granted NorthPoint a warrant to purchase 338,145 shares of the Company's common stock at $0.53 per share (the "NorthPoint Warrant"). The NorthPoint Warrant was earned upon execution of the strategic agreement as Northpoint's performance commitment was complete. The NorthPoint Warrant is immediately exercisable and expires five years from the date of grant. The NorthPoint Warrant was valued at $1,508,000 using the Black-Scholes option-pricing model, which was capitalized on the accompanying consolidated balance sheet in other assets as a customer acquisition cost and is being amortized over the term of the agreement as a reduction of revenues recognized. The following assumptions were used in determining the fair value of the warrant: deemed fair market value per share of $4.80, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 5.0% and a contractual life of 5 years. In December 2000, based on the uncertainty of the Company's future business relationship with NorthPoint, as a result of their filing under Chapter 11 bankruptcy protection, the Company determined that the future value of the other asset attributed to the unamortized portion of the fully-vested, nonforfeitable warrant was questionable and accordingly, the remaining asset totaling approximately $700,000 was written off.

   In November 1999, the Company entered into a definitive agreement with WorldCom, whereby WorldCom agreed to install high-bandwidth local connectivity services to the Company's first seven IBX centers by a pre-determined date in exchange for a warrant to purchase 675,000 shares of common stock of the Company at $0.67 per share (the "WorldCom Warrant"). The WorldCom Warrant is immediately exercisable and expires five years from the date of grant. As of December 31, 1999, warrants for 600,000 shares are subject to repurchase at the original exercise price if WorldCom's performance commitments are not completed. The WorldCom Warrant was valued at $2,969,000 using the Black-Scholes option-pricing model and was recorded to construction in progress on the accompanying consolidated balance sheet as of December 31, 1999. Under the applicable guidelines in EITF 96-18, the underlying shares of common stock associated with the WorldCom Warrant subject to repurchase are revalued at each balance sheet date to reflect their current fair value until

                                 EQUINIX, INC.

WorldCom's performance commitment is complete. Any resulting increase in fair value of the warrants is recorded as a leasehold improvement. In addition, the following assumptions were used in determining the fair value of the warrant: deemed fair market value per share of $4.80, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 5.5% and a contractual life of 5 years.

   In November 1999, the Company entered into a master agreement with Bechtel Corporation, or Bechtel, whereby Bechtel agreed to act as the exclusive contractor under a Master Agreement to provide program management, site identification and evaluation, engineering and construction services to build approximately 29 IBX centers over a four year period under mutually agreed upon guaranteed completion dates. As part of the agreement, the Company granted Bechtel a warrant to purchase 352,500 shares of the Company's common stock at $1.00 per share (the "Bechtel Warrant"). The Bechtel Warrant is immediately exercisable and expires five years from date of grant. The Bechtel Warrant was valued at $1,497,000 using the Black-Scholes option-pricing model and was recorded to construction in progress on the accompanying consolidated balance sheet as of December 31, 1999. Under EITF 96-18, the underlying shares of common stock associated with the Bechtel Warrant subject to repurchase are revalued at each balance sheet date to reflect their current fair value until Bechtel's performance commitment is complete. Any resulting increase in fair value of the warrants is recorded as a leasehold improvement. In addition, the following assumptions were used in determining the fair value of the warrant: deemed fair market value per share of $4.80, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 5.5% and a contractual life of 5 years. In January 2000, the Bechtel Warrant was exercised. As of December 31, 2000, a total of 219,324 shares are subject to repurchase at the original exercise price, if Bechtel's performance commitments are not complete.

   In January 2000, the Company entered into an operating lease agreement for its new corporate headquarters facility in Mountain View, California. In connection with the lease agreement, the Company granted the lessor a warrant to purchase up to 33,100 shares of the Company's common stock at $6.00 per share (the "Headquarter Warrant"). The warrant expires 10 years from the date of grant. The warrant was valued at $186,000 using the Black-Scholes option pricing model and will be recorded as additional rent expense over the life of the lease. The following assumptions were used in determining the fair value of the warrants: deemed fair value per share of $6.55, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.0% and a contractual life of 10 years.

   In April 2000, the Company entered into a definitive agreement with a fiber carrier whereby the fiber carrier agreed to install high-bandwidth local connectivity services to a number of the Company's IBX centers in exchange for colocation space and related benefits in such IBX centers. In connection with this agreement, the Company granted the fiber carrier a warrant to purchase up to 540,000 shares of the Company's common stock at $4.00 per share (the "Fiber Warrant"). The warrant is immediately exercisable and expire five years from date of grant. A total of 140,000 shares are immediately vested and the remaining 400,000 shares are subject to repurchase at the original exercise price if certain performance commitments are not completed by a pre-determined date. The fiber carrier is not obligated to install high-bandwidth local connectivity services and, apart from forfeiting the relevant number of warrants and colocation space, will not be penalized for not installing. The warrant was valued at $5,372,000 using the Black-Scholes option-pricing model and has been recorded initially to construction in progress until installation is complete. The following assumptions were used in determining the fair value of the warrant: deemed fair market value per share of $11.82, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.56% and a contractual life of 5 years. Under the applicable guidelines in EITF 96-18, the underlying shares of common stock associated with these warrants subject to repurchase are revalued at each balance sheet date to reflect their current fair value until the performance commitment is complete. Any resulting increase in fair value of the warrant will ultimately be recorded as a leasehold improvement.

                                 EQUINIX, INC.

   In June 2000, the Company entered into a memorandum of understanding with COLT Telecommunications ("Colt") whereby Colt agreed to install high-bandwidth local connectivity services to a number of the Company's European IBX centers in exchange for colocation space and related benefits in such IBX centers. In connection with this agreement, the Company granted Colt a warrant to purchase up to 250,000 shares of the Company's common stock at $5.33 per share (the "Colt Warrant"). The warrant is immediately exercisable and expire five years from the date of grant. The shares are subject to repurchase at the original exercise price if certain performance commitments are not completed by a pre-determined date. Colt is not obligated to install high-bandwidth local connectivity services and, apart from forfeiting the relevant number of warrants and colocation space, will not be penalized for not installing. The warrant was valued at $2,795,000 using the Black-Scholes option-pricing model and has been recorded initially to construction in progress until installation is complete. The following assumptions were used in determining the fair value of the warrants: deemed fair market value per share of $13.58, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.23% and a contractual life of 5 years. Under the applicable guidelines in EITF 96-18, the underlying shares of common stock associated with this warrant subject to repurchase are revalued at each balance sheet date to reflect their current fair value until the performance commitment is complete. Any resulting increase in fair value of the warrant will ultimately be recorded as a leasehold improvement.

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

                                 EQUINIX, INC.

   In addition, the Company has issued several warrants in connection with its debt facilities and capital lease obligations (see Note 3) and the Senior Notes (see Note 4). The Company has the following warrants outstanding as of December 31, 2000:

                                                             Warrants   Exercise
   Common stock warrants                                    outstanding  price
   ---------------------                                    ----------- --------
   Comdisco Loan and Security Agreement Warrant............    765,000  $  0.67
   Comdisco Master Lease Agreement Warrant.................     30,000     1.67
   Comdisco Master Lease Agreement Addendum Warrant........    150,000     3.00
   Venture Leasing Loan Agreement Warrant..................    270,000     3.00
   Senior Note Warrants....................................  3,038,850   0.0067
   NorthPoint Warrant......................................    338,145     0.53
   WorldCom Warrant........................................    675,000     0.67
   Headquarter Warrant.....................................     33,100     6.00
   Fiber Warrant...........................................    540,000     4.00
   Colt Warrant............................................    250,000     5.33
   Worldcom Venture Fund Warrant...........................    650,000     5.33
   Other warrant...........................................      6,000     5.00
                                                             ---------
                                                             6,746,095
                                                             =========

7. Income Taxes

   No provision for federal income taxes was recorded from inception through December 31, 2000 as the Company incurred net operating losses during the period.

   State tax expense is included in general and administrative expenses.

   Actual income tax expense differs from the expected tax benefit computed by applying the statutory federal income tax rate of approximately 34% for the periods ended December 31, 2000 and 1999, primarily as a result of the change in valuation allowance and stock based compensation.

   The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31 is presented as follows (in thousands):

                                                                2000     1999
                                                              --------  -------
   Deferred tax assets:
     Start-up expenses....................................... $  4,855  $ 2,551
     Net operating loss......................................   31,614    3,134
     Reserves and accruals...................................    3,660        8
                                                              --------  -------
       Deferred tax assets...................................   40,129    5,693
   Deferred tax liability:
     Depreciation and amortization...........................   (3,857)     (38)
                                                              --------  -------
       Net deferred tax assets...............................   36,272    5,655
       Valuation allowance...................................  (36,272)  (5,655)
                                                              --------  -------
                                                              $     --  $    --
                                                              ========  =======

   The net change in the total valuation allowance for the year ended December 31, 2000 and the year ended December 31, 1999, was an increase of $30,617,000 and $5,655,000, respectively.

                                 EQUINIX, INC.

   The Company has established a valuation allowance against that portion of deferred tax assets where management has determined that it is more likely than not that the asset will not be realized.

   At December 31, 2000, the Company had net operating loss carryforwards of approximately $86,269,000 and $39,125,000 for federal and for state tax purposes, respectively. If not earlier utilized, the federal net operating loss carryforward will expire in 2014 and the state loss carryforward will expire in 2004.

   Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances. Events that may cause limitations in the utilization of net operating losses include a cumulative stock ownership change of more than 50% over a three year period and other events. Equinix has not yet determined the extent that its net operating loss benefit will be limited.

8. Commitments and Contingencies

Operating Lease Commitments

   The Company leases its IBX centers and certain equipment under noncancelable operating lease agreements expiring through 2014. The centers' lease agreements typically provide for base rental rates which increase at defined intervals during the term of the lease. In addition, the Company has negotiated rent expense abatement periods to better match the phased build-out of its centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent.

   Minimum future operating lease payments as of December 31, 2000 are summarized as follows (in thousands):

   Year ending:
     2001.............................................................. $ 28,597
     2002..............................................................   31,818
     2003..............................................................   32,104
     2004..............................................................   32,442
     2005..............................................................   32,874
     Thereafter........................................................  346,954
                                                                        --------
       Total........................................................... $504,789
                                                                        ========

   Total rent expense was approximately $16,157,000 and $1,739,000 and for the years ended December 31, 2000 and 1999, respectively.

   Deferred rent included in accrued expenses was none and $18,000 as of December 31, 2000 and 1999, respectively. Deferred rent included in other liabilities was $3,793,000 and $567,000 as of December 31, 2000 and 1999, respectively.

Letter of Credit

   In connection with the execution of one of the Company's long-term operating leases, the Company posted a letter of credit in the amount of $10.0 million. This letter of credit shall increase to $35.0 million if the Company does not meet certain financing targets. This security deposit shall be reduced on a pro rata basis based on the status of construction activity.

                                 EQUINIX, INC.

Employment Agreement

   The Company has agreed to indemnify an officer of the Company for any claims brought by his former employer under an employment and non-compete agreement the officer had with this employer.

Employee Benefit Plan

   The Company has a 401(k) Plan that allows eligible employees to contribute up to 15% of their compensation, limited to $10,500 in 2000. Employee contributions and earnings thereon vest immediately. Although the Company may make discretionary contributions to the 401(k) Plan, none have been made as of December 31, 2000.

9. Related Party Transactions

   Through December 31, 2000 the Company advanced an aggregate of $1,150,000 to three officers of the Company, which are evidenced by promissory notes. The proceeds of these loans were used to fund the purchase of personal residences. The loans are due at various dates through 2005, but are subject to certain events of acceleration and are secured by a second deed of trust on the officers' residences. The loans are non-interest bearing. These loans are presented in other assets on the accompanying consolidated balance sheets as of December 31, 2000 and 1999.

   In March 1999, the Company entered into an equipment lease facility with a preferred stockholder under which the Company leased $137,000 of equipment for a 24-month term.

   In August 1999, the Company entered into a strategic agreement with NorthPoint. Under the terms of the strategic agreement, NorthPoint has agreed to use certain of the Company's domestic IBX centers and install their operational nodes in such centers. In exchange, the Company granted NorthPoint a warrant to purchase 338,145 shares of the Company's common stock at $0.53 per share. The NorthPoint Warrant was earned upon execution of the strategic agreement as NorthPoint's performance commitment was complete. The NorthPoint Warrant is immediately exercisable and expires five years from date of grant. The NorthPoint Warrant was valued at $1,508,000 using the Black-Scholes option-pricing model (see Note 6).

10. Segment Information

   During the year ended December 31, 1999, the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires disclosures of selected segment-related financial information about products, major customers and geographic areas.

   The Company and its subsidiaries are principally engaged in the design, build-out and operation of neutral IBX centers. All revenues result from the operation of these IBX centers. Accordingly, the Company considers itself to operate in a single segment for purposes of disclosure under SFAS No. 131. The Company's chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements.

   As of December 31, 2000, all of the Company's operations and assets were based in the United States with the exception of $24,459,000 of the Company's identifiable assets based in Europe and $429,000 of the Company's total net loss was attibutable to the development of its European operations. As of December 31, 1999, all of the Company's operations and assets were based in the United States.

                                 EQUINIX, INC.

11. Subsequent Events (unaudited)

   On January 1, 2001, pursuant to the provisions of the Company's stock plans (see Note 6), the number of common shares in reserve automatically increased by 4,618,731 shares for the 2000 Equity Incentive Plan, 600,000 shares for the Employee Stock Purchase Plan and 50,000 shares for the 2000 Director Stock Option Plan.

   On January 2, 2001, the Company drew down $50,000,000 in term loans made available through the Credit Facility entered into by the Company on December 20, 2000 (see Note 5).

   On February 27, 2001, the Company advanced an aggregate of $1,514,000 to an officer of the Company, which is evidenced by a promissory note. The proceeds of this loan were used to fund the purchase of a principal residence. The loan is due February 27, 2006, but is subject to certain events of acceleration. The loan is non-interest bearing.

   On March 5, 2001, the Company drew down $75,000,000 in delayed draw term loans made available through the Credit Facility entered into by the Company on December 20, 2000 (see Note 5).

12. Selected Quarterly Financial Data (unaudited)

   The following table presents selected quarterly information for fiscal 2000 and 1999:

                                        First     Second    Third     Fourth
                                       quarter   quarter   quarter   quarter
                                       --------  --------  --------  --------
                                         (in thousands, except per share
                                                      data)
   2000:
   Revenues........................... $    136  $    892  $  3,933  $  8,055
   Net loss...........................  (18,009)  (26,811)  (32,085)  (42,885)
   Basic and diluted net loss per
    share.............................    (2.40)    (2.62)    (0.70)    (0.57)

   1999:
   Revenues........................... $     --  $     --  $     --  $     37
   Net loss...........................   (1,345)   (3,120)   (6,288)  (10,038)
   Basic and diluted net loss per
    share.............................    (0.74)    (1.90)    (1.45)    (2.11)