Form 10-Q
period 2001-03-31
EQUINIX INC
filed 2001-05-03
CIK 1101239

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                          ---------------------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from ________________ to _______________


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports)  Yes  X      No___  and (2) has
                                                   ---
been subject to such filing requirements for the past 90 days. Yes X .  No ___.
                                                                  ----

  The number of shares outstanding of the Registrant's Common Stock as of March 31, 2001 was 79,659,050.


================================================================================

                                 EQUINIX, INC.

                                     INDEX

                                                                                                           Page
                                                                                                            No.
  Part I. Financial Information

Item 1.   Condensed Consolidated Balance Sheets as of March 31, 2001 and
          December 31, 2000..............................................................................    3

          Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2001
          and 2000.......................................................................................    4

          Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001
          and 2000.......................................................................................    5

          Notes to Condensed Consolidated Financial Statements...........................................    6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.....................................................................................   12

Item 3.   Qualitative and Quantitative Disclosure About Market Risk......................................   25

  Part II. Other Information

Item 1.   Legal Proceedings..............................................................................   27

Item 2.   Changes in Securities and Use of Proceeds......................................................   27

Item 3.   Defaults Upon Senior Securities................................................................   27

Item 4.   Submission of Matters to a Vote of Security Holders............................................   27

Item 5.   Other Information..............................................................................   27

Item 6.   Exhibits and Reports on Form 8-K...............................................................   28

Signature................................................................................................   30

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements


                                 EQUINIX, INC.

                     Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                                        March 31,            December 31,
                                                                                          2001                    2000
                                                                                      ------------          --------------
                                                                                       (unaudited)
                                    Assets
Current assets:
   Cash and cash equivalents.................................................           $  165,869              $  174,773
   Short-term investments....................................................               80,439                  32,437
   Accounts receivable, net..................................................                6,378                   4,925
   Current portion of restricted cash and short-term investments.............               15,231                  15,468
   Prepaids and other current assets.........................................               13,432                  10,373
                                                                                        ----------              ----------
       Total current assets..................................................              281,349                 237,976
Property and equipment, net..................................................              342,001                 315,380
Construction in progress.....................................................               89,257                  94,894
Restricted cash and short-term investments, less current portion.............               20,399                  21,387
Debt issuance costs, net.....................................................               11,431                  11,916
Other assets.................................................................                3,397                   1,932
                                                                                        ----------              ----------
       Total assets..........................................................           $  747,834              $  683,485
                                                                                        ==========              ==========

               Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses......................................           $   12,451              $   13,717
  Accrued construction costs.................................................               55,568                  89,343
  Current portion of debt facilities and capital lease obligations...........                5,415                   4,426
  Accrued interest payable...................................................                8,667                   2,167
  Other current liabilities..................................................                2,304                   1,646
                                                                                        ----------              ----------

    Total current liabilities................................................               84,405                 111,299
Debt facilities and capital lease obligations, less current portion..........                7,581                   6,506
Senior secured credit facility...............................................              125,000                      --
Senior notes.................................................................              186,399                 185,908
Other liabilities............................................................                7,229                   4,656
                                                                                        ----------              ----------
    Total liabilities........................................................              410,614                 308,369
                                                                                        ----------              ----------

Stockholders' equity:
  Common stock...............................................................                   79                      77
  Additional paid-in capital.................................................              549,681                 553,070
  Deferred stock-based compensation..........................................              (28,507)                (38,350)
  Accumulated other comprehensive income (loss)..............................                 (896)                  1,919
  Accumulated deficit........................................................             (183,137)               (141,600)
                                                                                        ----------              ----------
    Total stockholders' equity...............................................              337,220                 375,116
                                                                                        ----------              ----------
    Total liabilities and stockholders' equity...............................           $  747,834              $  683,485
                                                                                        ==========              ==========

     See accompanying notes to condensed consolidated financial statements.

                                 EQUINIX, INC.

                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)


                                                                                              Three months ended
                                                                                                   March 31,
                                                                                          ------------------------------
                                                                                            2001                 2000
                                                                                          ---------           ----------
                                                                                                 (unaudited)
Revenues........................................................................           $ 12,613             $    136
                                                                                           --------             --------

Costs and operating expenses:
   Cost of revenues (includes stock-based compensation of $241 and $106 for the              23,678                3,321
     three months ended March 31, 2001 and 2000, respectively)..................
   Sales and marketing (includes stock-based compensation of $1,083 and $1,358                5,225                4,516
     for the three months ended March 31, 2001 and 2000, respectively)..........
   General and administrative (includes stock-based compensation of $6,825 and
     $2,018 for the three months ended March 31, 2001 and 2000, respectively)...             18,676                6,254
                                                                                           --------             --------
        Total costs and operating expenses......................................             47,579               14,091
                                                                                           --------             --------

Loss from operations............................................................            (34,966)             (13,955)
   Interest income..............................................................              3,947                3,662
   Interest expense.............................................................            (10,518)              (7,716)
                                                                                           --------             --------

Net loss........................................................................           $(41,537)            $(18,009)
                                                                                           ========             ========
Net loss per share:
   Basic and diluted............................................................           $  (0.54)            $  (2.40)
                                                                                           ========             ========

   Weighted average shares......................................................             76,380                7,516
                                                                                           ========             ========

     See accompanying notes to condensed consolidated financial statements.

                                 EQUINIX, INC.
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)



                                                                                                    Three months ended
                                                                                                        March 31,
                                                                                       -----------------------------------------
                                                                                              2001                   2000
                                                                                       ------------------      -----------------
                                                                                                       (unaudited)
Cash flows from operating activities:
 Net loss...........................................................................            $ (41,537)              $(18,009)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation.....................................................................               10,525                  1,636
   Amortization of deferred stock-based compensation................................                8,149                  3,482
   Amortization of debt-related issuance costs and discounts........................                1,832                  1,070
   Allowance for doubtful accounts..................................................                  467
   Changes in operating assets and liabilities:
      Accounts receivable...........................................................               (1,920)                  (107)
      Prepaids and other current assets.............................................               (3,059)                    96
      Other assets..................................................................               (1,465)                  (387)
      Accounts payable and accrued expenses.........................................               (1,266)                   953
      Accrued interest payable......................................................                6,500                  6,764
      Other current liabilities.....................................................                  658                    (31)
      Other liabilities.............................................................                1,717                    357
                                                                                       ------------------      -----------------
        Net cash used in operating activities.......................................              (19,399)                (4,176)
                                                                                       ------------------      -----------------

Cash flows from investing activities:
 Purchase of short-term investments.................................................              (72,555)                (5,944)
 Sales and maturities of short-term investments.....................................               24,617                 19,768
 Purchases of property and equipment................................................              (34,692)               (36,497)
 Accrued construction costs.........................................................              (33,775)                14,175
 Purchase of restricted cash and short-term investments.............................                    -                 (2,444)
 Sale of restricted cash and short-term investments.................................                1,225                      -
                                                                                       ------------------      -----------------
        Net cash used in investing activities.......................................             (115,180)               (10,942)
                                                                                       ------------------      -----------------
Cash flows from financing activities:
 Proceeds from exercise of stock options and employee stock purchase plan...........                1,508                  1,064
 Proceeds from issuance of debt facilities and capital lease obligations............              128,004                      -
 Repayment of debt facilities and capital lease obligations.........................                 (940)                (1,424)
 Repurchase of common stock.........................................................                  (18)                   (11)
                                                                                       ------------------      -----------------
        Net cash provided by (used in) financing activities.........................              128,554                   (371)
                                                                                       ------------------      -----------------
Effect of foreign currency exchange rates on cash and cash equivalents..............               (2,879)
Net decrease in cash and cash equivalents...........................................               (8,904)               (15,489)
Cash and cash equivalents at beginning of period....................................              174,773                203,165
                                                                                       ------------------      -----------------
Cash and cash equivalents at end of period..........................................            $ 165,869               $187,676
                                                                                       ==================      =================

 Supplemental cash flow information:
   Cash paid for interest...........................................................            $   4,599               $    366
                                                                                       ==================      =================


     See accompanying notes to condensed consolidated financial statements.

                                 EQUINIX, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

     The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. (``Equinix'' or the ``Company'') and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods presented. The balance sheet at December 31, 2000 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (``SEC''), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Equinix's Form 10-K as filed with the SEC on March 27, 2001. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

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

2. Cash, Cash Equivalents and Short-Term Investments

     On January 2, 2001, the Company drew down $50,000,000 in term loans made available through the Senior Secured Credit Facility entered into by the Company on December 20, 2000 (see Note 5).

     On March 5, 2001, the Company drew down $75,000,000 in term loans made available through the Senior Secured Credit Facility entered into by the Company on December 20, 2000 (see Note 5).

3. Property and Equipment

     Property and equipment is comprised of the following (in thousands):

                                                                   March 31,             December 31,
                                                                     2001                    2000
                                                              -----------------     --------------------
                                                                  (unaudited)
     Leasehold improvements................................            $278,843                 $243,851
     IBX plant and machinery...............................              51,453                   51,305
     Computer equipment and software.......................              12,821                   12,438
     IBX equipment.........................................              23,527                   21,960
     Furniture and fixtures................................               1,297                    1,241
                                                              -----------------     --------------------
                                                                        367,941                  330,795
     Less accumulated depreciation.........................             (25,940)                 (15,415)
                                                              -----------------     --------------------
                                                                       $342,001                 $315,380
                                                              =================     ====================

     Leasehold improvements, certain computer equipment, IBX plant and machinery, software and furniture and fixtures recorded under capital leases aggregated $5,999,000 at both March 31, 2001 and December 31, 2000. Amortization on the assets recorded under capital leases is included in depreciation expense.

                                 EQUINIX, INC.

     Included within leasehold improvements is the value attributed to the earned portion of several warrants issued to certain fiber carriers and our contractor totaling $5,987,000 and $5,761,000 as of March 31, 2001 and December 31, 2000, respectively. Amortization on such warrants within leasehold improvements is included in depreciation expense.

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

     Included within construction in progress is the value attributed to the unearned portion of warrants issued to certain fiber carriers and our contractor totaling $2,863,000 as of March 31, 2001 and $6,270,000 as of December 31, 2000.

     Interest incurred is capitalized in accordance with Statement of Financial Accounting Standards (``SFAS'') No. 34, Capitalization of Interest Costs. Total interest cost incurred and total interest capitalized during the three months ended March 31, 2001, was $11,099,000 and $581,000, respectively. Total interest cost incurred and total interest capitalized during the three months ended March 31, 2000, was $7,910,000 and $194,000, respectively.

5. Debt Facilities

     Wells Fargo Loan

     In March 2001, the Company obtained a $3,004,000 loan from Wells Fargo Equipment Finance, Inc. (the "Wells Fargo Loan"). Repayments on the Wells Fargo Loan are made over 36 months and interest accrues at 13.15% per annum. The Wells Fargo Loan is secured by certain equipment located in the New York metro area IBX currently under construction.

 Senior Secured Credit Facility

     On December 20, 2000 the Company, and a newly created, wholly-owned subsidiary, entered into a $150 million Senior Secured Credit Facility ("Senior Secured Credit Facility") with a syndicate of lenders. The Senior Secured Credit Facility consists of the following:

 .    Term loan facility in the amount of $50,000,000. The outstanding term loan amount is required to be paid in quarterly installments beginning in March 2003 and ending in December 2005. The Company drew this down in January 2001.

 .    Delayed draw term loan facility in the amount of $75,000,000. The Company is required to borrow the entire facility on or before December 20, 2001. The outstanding delayed draw term loan amount is required to be paid in quarterly installments beginning in March 2003 and ending in December 2005. The Company drew this down in March 2001.

 .    Revolving credit facility in an amount up to $25,000,000. The outstanding revolving credit facility is required to be paid in full on or before December 15, 2005. None of the revolving credit facility was drawn down as of March 31, 2001.

                                 EQUINIX, INC.

  The Senior Secured Credit Facility has a number of covenants, which include reaching certain minimum revenue targets and limiting cumulative EBITDA losses and maximum capital spending limits among others. The Company was in compliance with all covenants as of March 31, 2001 and December 31, 2000.

  Borrowings under the Senior Secured Credit Facility are collateralized by a first priority lien against substantially all of the Company's assets. The lenders under the Senior Secured Credit Facility have agreed that the liens which collateralize the Senior Secured Credit Facility may also collateralize an additional $100,000,000 of additional borrowings in the event the Senior Secured Credit Facility is extended, but the lenders have no obligation to provide such additional financing.

   Loans under the Senior Secured Credit Facility bear interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR. At March 31, 2001, the Company's total indebtedness against the Senior Senior Secured Credit Facility totaling $125,000,000 had an effective interest rate of 9.12%.

  The costs related to the issuance of the Senior Secured Credit Facility were capitalized and are being amortized to interest expense using the effective interest method, over the life of the Senior Secured Credit Facility. Debt issuance costs, net of amortization, are $5,519,000 and $5,966,000 as of March 31, 2001 and December 31, 2000, respectively.

6. Stockholders' Equity

 Stock Plans

  On January 1, 2001, pursuant to the provisions of the Company's stock plans, the number of common shares reserved automatically increased by 4,618,731 shares for the 2000 Equity Incentive Plan, 600,000 shares for the Employee Stock Purchase Plan and 50,000 shares for the 2000 Director Stock Option Plan.

  On January 31, 2001, a total of 222,378 shares were purchased under the Employee Stock Purchase Plan with total proceeds to the Company of $1,122,000.

                                 EQUINIX, INC.

 Warrants

  In March 2001, holders of the NorthPoint Warrant, the Comdisco Loan and Security Agreement Warrant, the Comdisco Master Lease Agreement Warrant and the Comdisco Master Lease Agreement Addendum Warrant exercised such warrants pursuant to the cashless "net-exercise" provisions thereof. Upon such exercises, such warrant holders received an aggregate of 1,049,599 shares of the Company's common stock.

  During the quarter ended March 31, 2001, certain holders of Senior Note Warrants exercised their warrants resulting in 1,283,069 shares of the Company's common stock being issued. A total of 1,755,781 shares underlying these Senior Note Warrants remain outstanding as of March 31, 2001.

7. Commitments and Contingencies

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

8. Related Party Transactions

  On February 27, 2001, the Company advanced an aggregate of $1,514,000 to an officer of the Company, which is evidenced by a promissory note. The proceeds of this loan were used to fund the purchase of a principal residence. The loan is due February 27, 2006, but is subject to certain events of acceleration. The loan is non-interest bearing.

9. Comprehensive Loss

  The components of comprehensive loss are as follows (in thousands)
(unaudited):

                                                                  Three months ended March 31,
                                                               -------------------------------
                                                                   2001              2000
                                                               -------------     -------------
          Net loss..........................................        $(41,537)         $(18,009)
          Unrealized loss on available for sale securities..              (9)              (27)
          Foreign currency translation gain.................            (887)               --
                                                               -------------     -------------
          Comprehensive loss................................        $(42,433)         $(18,036)
                                                               =============     =============

  There were no significant tax effects on comprehensive loss for the three months ended March 31, 2001 and 2000.

                                 EQUINIX, INC.

10. Net Loss per Share

     Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. Options, warrants and preferred stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data) (unaudited):

                                                          Three months ended March 31,
                                                        --------------------------------
                                                            2001                2000
                                                        ------------        ------------
     Numerator:
       Net loss.....................................    $   (41,537)        $   (18,009)
                                                        ===========         ===========

     Historical:
       Denominator:
       Weighted average shares......................         80,357              15,640
       Weighted average unvested shares subject
         to repurchase..............................         (3,977)             (8,124)
                                                        -----------         -----------

         Total weighted average shares..............         76,380               7,516
                                                        ===========         ===========


       Net loss per share:
         Basic and diluted..........................    $     (0.54)        $     (2.40)
                                                        ===========         ===========

     The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated:

                                                                                March 31,
                                                                     ------------------------------
                                                                        2001                2000
                                                                     ----------          ----------
Series A redeemable convertible preferred stock................              --          18,682,500
Series B redeemable convertible preferred stock................              --          15,762,373
Series A preferred stock warrants..............................              --           1,245,000
Common stock warrants..........................................       4,179,881           4,422,745
Common stock options...........................................      13,444,132           2,896,565
Common stock subject to repurchase.............................       3,976,926           8,124,635

                                 EQUINIX, INC.

11. Segment Information

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

     As of March 31, 2001, all of the Company's operations and assets were based in the United States with the exception of $33,246,000 of the Company's identifiable assets based in Europe and $463,000 of the Company's total net loss was attributable to the development of its European operations. As of March 31, 2000, all of the Company's operations and assets were based in the United States.

     Revenues from two customers accounted for 13% and 11%, respectively, of the Company's revenues for the three months ended March 31, 2001.

12. Recent Accounting Pronouncements

     In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. The adoption of SFAS 133, as amended by SFAS 137 and SFAS 138, did not have a material impact on our financial position and results of operations.

     In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position and results of operations.

13. Subsequent Events

     The Company has taken and intends to continue to take steps to reduce its projected operating expenses, including a realignment and reduction of approximately 10% of its workforce, a reduction of certain discretionary spending, such as travel and entertainment, and a reduction of marketing expenses. The Company does not expect to see any impact to operations or customer services as a result of these cost-saving measures.

     Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words ``believes,'' ``anticipates,'' ``plans,'' ``expects,'' ``intends'' and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in ``Other Factors Affecting Operating Results" and "Liquidity and Capital Resources'' below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements.


                                   Overview


     Equinix, Inc. ("Equinix", the "Company", "we" or "us") designs, builds and operates neutral Internet Business Exchange ("IBX") centers where Internet businesses place their equipment and their network facilities in order to interconnect with each other to improve internet performance. Our neutral IBX centers provide content providers, application service providers, or ASPs and e-commerce companies with the ability to directly interconnect with a choice of bandwidth providers, Internet service providers, or ISPs, and site and performance management companies. Equinix currently has IBX centers totaling an aggregate of 611,000 gross square feet in the Washington, D.C. metropolitan area, the New York metropolitan area, Silicon Valley, Dallas, Los Angeles and Chicago. We intend to complete construction of one additional IBX center within the next twelve months, resulting in IBX centers covering seven domestic markets in the United States. Since our inception on June 22, 1998, our operating activities have consisted primarily of designing, building and operating our IBX centers, developing our management team and raising equity and third party debt.

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

     Many of our customers have signed multi-site and multi-year contracts. Assuming completion of our planned IBX projects, the full installation of the customer equipment contemplated by these contracts and no incremental interconnection revenue beyond the minimum provided for by these contracts, these contracts would provide us with monthly recurring revenue of approximately $6.5 million. Because we may alter our rollout schedule and we depend upon third parties to construct and connect our facilities with fiber and accordingly, the timing of customer installations, Equinix cannot predict when and whether we will realize the full value of these contracts. Moreover, many of our customer contracts can be terminated upon requisite written notice.

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

     Our selling, general and administrative expenses consist primarily of costs associated with recruiting, training and managing of employees, salaries and related costs of our operations, customer fulfillment and support functions costs, finance and administrative personnel and related professional fees. Our selling, general and administrative expenses will increase as we continue to expand our operations.

     We recorded deferred stock-based compensation of approximately $54.5 million, $19.4 million and $1.1 million in connection with stock options granted during 2000, 1999 and 1998, respectively, where the deemed fair market value of the underlying common stock was subsequently determined to be greater than the exercise price on the date of grant. Approximately $8.1 million and $3.5 million was amortized to stock-based compensation expense for the three months ended March 31, 2001 and 2000, respectively. The options granted are typically subject to a four-year vesting period. We are amortizing the deferred stock-based compensation on an accelerated basis over the vesting periods of the applicable options in accordance with FASB Interpretation No. 28. The remaining $28.5 million of deferred stock-based compensation will be amortized over the remaining vesting periods. We expect amortization of deferred stock-based compensation expense to impact our reported results through December 31, 2004.

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

     Since inception, we have experienced operating losses and negative cash flow. As of March 31, 2001 we had an accumulated deficit of $183.1 million and accumulated cash used in operating and construction activities of $491.0 million. Given the revenue and income potential of our service offerings is still unproven and we have a limited operating history, we may not generate sufficient operating results to achieve desired profitability. We therefore believe that we will continue to experience operating losses for the foreseeable future. See "Other Factors Affecting Operating Results".

Results of Operations

Three Months Ended March 31, 2001 and 2000

     Revenues. We recognized revenues of $12.6 million for the three months ended March 31, 2001. Revenues consisted of recurring revenues of $11.7 million primarily from the leasing of cabinet space and non-recurring revenues of $916,000 related to the recognized portion of deferred installation revenue and custom service revenues. Installation and service fees are recognized ratably over the term of the contract. Custom service revenues are recognized upon completion of the services. We recognized revenues of $136,000 during the three months ended March 31, 2000.

     Cost of Revenues. Cost of revenues increased from $3.3 million for the three months ended March 31, 2000 to $23.7 million for the three months ended March 31, 2001. Cost of revenues consists primarily of rental payments for our leased IBX centers, site employees' salaries and benefits, utility costs, power and redundancy system engineering support services and related costs, security services and related costs and depreciation and amortization of our IBX center build-out and other equipment costs. The increase in cost of revenues was due to additional leases and increased expenses related to our opening of additional IBX centers.

     Sales and Marketing. Sales and marketing expenses increased from $4.5 million for the three months ended March 31, 2000 to $5.2 million for the three months ended March 31, 2001. These amounts include $1.4 million and $1.1 million, respectively, of stock-based compensation expense. Sales and marketing expenses consist primarily of compensation and related costs for the sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. The increase in sales and marketing expense resulted from the addition of personnel in our sales and marketing organizations, reflecting our increased selling effort and our efforts to develop market awareness. We anticipate that sales and marketing expenses will increase in absolute dollars as we increase our investment in these areas to coincide with the rollout of additional IBX centers.

     General and Administrative. General and administrative expenses increased from $6.3 million for the three months ended March 31, 2000 to $18.7 million for the three months ended March 31, 2001. These amounts include $2.0 million and $6.8 million, respectively, of stock-based compensation expense. General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. The increase in general and administrative expenses was primarily the result of increased expenses associated with additional hiring of personnel in management, finance and administration, as well as other related costs associated with supporting the Company's expansion. We anticipate that general and administrative expenses will increase in absolute dollars due to increased staffing levels consistent with the growth in our infrastructure and related operating costs associated with our regional and international expansion efforts.

     Adjusted EBITDA. Adjusted EBITDA loss increased for the three months ended March 31, 2000 from $8.8 million to $16.3 million for the three months ended March 31, 2001. Although many factors affect EBITDA and costs vary from IBX market to IBX market, as of March 31, 2001, three of our six IBX centers achieved positive EBITDA status. We anticipate that EBITDA losses have now peaked and will begin to decline in subsequent quarters.

     Interest Income. Interest income increased for the three months ended March 31, 2000 from $3.7 million to $3.9 million for the three months ended March 31, 2001. Interest income increased due to higher cash, cash equivalent and short-term investment balances held in interest bearing accounts, resulting from the proceeds of the initial public offering and preferred stock financing activities.

     Interest Expense. Interest expense increased from $7.7 million for the three months ended March 31, 2000 to $10.5 million for the three months ended March 31, 2001. The increase in interest expense was attributed to interest on the senior notes, interest related to an increase in our debt facilities and capital lease obligations, including the new senior secured credit facility, and amortization of the senior notes, senior secured credit facility, other debt facilities and capital lease obligations discount.

Liquidity and Capital Resources

     Since inception, we have financed our operations and capital requirements primarily through the issuance of senior notes, the private sale of preferred stock, our initial public offering and various debt financings, including our recently completed $150.0 million senior secured credit facility, for aggregate gross proceeds of approximately $839.2 million. As of March 31, 2001, we had approximately $246.3 million in cash, cash equivalents and short-term investments. Furthermore, we have an additional $35.6 million of restricted cash, cash equivalents and short-term investments to fund interest expense through June 2001 on our 13% senior notes due 2007, provide collateral under a number of separate security agreements for standby letters of credit and escrow accounts entered into and in accordance with certain lease agreements. Our principal sources of liquidity consist of our cash, cash equivalent and short-term investment balances and the remaining $25.0 million from our $150.0 million senior secured credit facility that we have yet to draw. As of March 31, 2001, our total indebtedness from our senior notes, debt facilities and capital lease obligations was $338.0 million.

     Net cash used in our operating activities was $19.4 million and $4.2 million for the three months ended March 31, 2001 and 2000, respectively. We used cash primarily to fund our net loss from operations.

     Net cash used in investing activities was $115.2 million and $10.9 million for the three months ended March 31, 2001 and 2000, respectively. Net cash used in investing activities was primarily attributable to the construction of our IBX centers and the purchase of restricted cash and short-term investments.

     Net cash generated by financing activities was $128.6 million for the three months ended March 31, 2001. Net cash used in financing activities was $371,000 for the three months ended March 31, 2000. Net cash generated by financing activities during the three months ended March 31, 2001 was primarily attributable to the $125.0 million drawdown of our $150.0 million senior secured credit facility. Net cash used in financing activities during the three months ended March 31, 2000 was primarily attributable to the repayment of our debt facilities and capital lease obligations.

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

     In May 1999, we entered into a master lease agreement in the amount of $1.0 million. This master lease agreement was increased by addendum in August 1999 by $5.0 million. This agreement bears interest at either 7.5% or 8.5% and is repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. As of March 31, 2001, these capital lease financings were fully drawn.

     In August 1999, we entered into a loan agreement in the amount of $10.0 million. This loan agreement bears interest at 8.5% and is repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. As of March 31, 2001, these capital lease financings were fully drawn.

     In December 1999, we issued $200.0 million aggregate principal amount of 13% senior notes due 2007 for aggregate net proceeds of $193.4 million, net of offering expenses. Of the $200.0 million gross proceeds, $16.2 million was allocated to additional paid-in capital for the fair market value of the common stock warrants and recorded as a discount to the senior notes. Senior notes, net of the unamortized discount, are $186.4 million as of March 31, 2001.

     In December 1999, we completed the private sale of our Series B redeemable convertible preferred stock, net of issuance costs, in the amount of $81.7 million.

     In May 2000, we entered into a purchase agreement regarding approximately 80 acres of real property in San Jose, California. In June 2000, before the closing on this property, we assigned our interest in the purchase agreement to iStar San Jose, LLC ("iStar"). On the same date, iStar purchased this property and entered into a 20-year lease with us for the property. Under the terms of the lease, we have the option to extend the lease for an additional 60 years, for a total lease term of 80 years. In addition, we have the option to purchase the property from iStar after 10 years.

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

     In December 2000, we entered into a $150.0 million senior secured credit facility. As of March 31, 2001, $125.0 million of this facility has been drawn.

     We expect that our cash on hand and anticipated cash flow from operations, and drawdown of the remaining $25.0 million of our senior secured credit facility, should be sufficient to build our additional IBX center by the end of 2001. Assuming sufficient customer demand and the availability of additional financing, we will build additional IBX centers and expand certain existing IBX centers. We are continually evaluating the location, number and size of our facilities based upon the availability of suitable sites, financing and customer demand. If we cannot raise additional funds on acceptable terms or our losses exceed our expectations, we may delay or permanently reduce our rollout plans. Additional financing may take the form of debt or equity. If we are unable to raise additional funds to further our rollout, we anticipate that the cash flow generated from the seven IBX centers, for which we will have obtained financing, will be sufficient to meet the working capital, debt service and corporate overhead requirements associated with those IBX centers.

Recent Accounting Pronouncements

     In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. The adoption of SFAS 133, as amended by SFAS 137 and SFAS 138, did not have a material impact on our financial position and results of operations.

     In March 2000, the FASB issued Interpretation No. 44, or FIN 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB
25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position and results of operations.

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

     As an early-stage company, we have experienced operating losses since inception. As of March 31, 2001, we had cumulative net losses of $183.1 million and cumulative cash used in operating activities of $98.2 million since inception. We expect to incur significant losses on a quarterly and annual basis in the foreseeable future. Our losses will increase as we:

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

       .    economic conditions specific to the Internet industry; and

       .    general economic factors.

     In addition, a relatively large portion of our expenses is fixed in the short-term, particularly with respect to real estate and personnel expenses, depreciation and amortization, and interest expenses. Therefore, our results of operations are particularly sensitive to fluctuations in revenues.

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

     We are highly leveraged. As of March 31, 2001, we had total indebtedness of $338.0 million consisting primarily of the following:

       .    our 13% senior notes due 2007;

       .    our $150.0 million senior secured credit facility, of which $125.0 million has been drawn down; and

       .    other outstanding debt facilities and capital lease obligations.

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

     We may be able to draw down additional funds from our senior secured credit facilities an the banks could require repayment of amounts previously drawn down if we do not maintain specific financial ratios and comply with covenants in the credit agreement.

     Our senior secured credit facilities contain financial ratios and covenants that must be complied with in order for us to draw down the full amount of the facilities. These ratios and covenants include minimum quarterly revenue requirements, maximum EBITDA losses, maximum capital expenditures and maximum debt to capital ratios. If we are unable to maintain these ratios or comply with these covenants, we will not be able to draw down additional funds from the senior secured credit facilities and the banks could require repayment of amounts previously drawn down. If we are not able to draw down the full amount of the senior secured credit facilities or if we are required to repay amounts currently outstanding under the facilities, we may not be able to meet some of our spending needs and this could harm our business.

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

       .    water damage;

       .    power loss; and

       .    sabotage and vandalism.

     Problems at one or more of our centers, whether or not within our control, could result in service interruptions or significant equipment damage. To date, our aggregate customer uptime has been in excess of 99.99% across all our operational IBX centers; however, in the past, a very limited number of our customers have experienced temporary losses of power. If we incur significant financial commitments to our customers in connection with a loss of power, or our failure to meet other service level commitment obligations, our liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations, particularly in the early stage of our development, could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect our ability to generate revenues and affect our operating results.

     Our business could be harmed by prolonged electrical power outages or shortages, or increased costs of energy.

     Our IBX centers are susceptible to regional costs of power, electrical power shortages and planned or unplanned power outages caused by these shortages, such as those currently occurring in California. The overall power shortage in California has increased the cost of energy, which we may not be able to pass on to our customers. To date, none of our customers have experienced any interruption of service in our IBX centers as a result of any power shortage. We attempt to limit exposure to system downtime by using backup generators and power supplies. Power outages, which last beyond our backup and alternative power arrangements, could harm our customers and our business.

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

     In a market that we believe will likely have an increasing number of competitors, we must be able to differentiate ourselves from existing providers of space for telecommunications equipment and web hosting companies. In addition to competing with other neutral colocation providers, we will compete with traditional colocation providers, including local phone companies, long distance phone companies, Internet service providers and web hosting facilities. Most of these companies have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. We believe our neutrality provides us with an advantage over these competitors. However, these competitors could offer colocation on neutral terms, and may start doing so in the metropolitan areas where we have IBX centers. In addition, some of these competitors provide our target customers with additional benefits, including bundled communication services, and may do so at reduced prices or in a manner that is more attractive to our potential customers than obtaining space in our IBX centers. If these competitors were to provide communication services at reduced prices together with colocation space, it may lower the total price of these services in a fashion that we cannot match.

     We may also face competition from persons seeking to replicate our IBX concept. Our competitors may operate more successfully than we do or form alliances to acquire significant market share. Furthermore, enterprises that have already invested substantial resources in peering arrangements may be reluctant or slow to adopt our approach that may replace, limit or compete with their existing systems. If we are unable to complete the buildout of our IBX centers in a timely manner, other companies may be able to attract the same customers that we are targeting. Once customers are located in our competitors' facilities, it will be extremely difficult to convince them to relocate to our IBX centers.

     Because of their greater financial resources, some of these companies have the ability to adopt aggressive pricing policies. As a result, in the future, we may suffer from pricing pressure that would adversely affect our ability to generate revenues and adversely affect our operating results.

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

     Our success will also depend upon generating significant interconnection revenues from customers, which may depend upon a balanced customer base, as well as upon the success of our IBX centers at facilitating business among customers. In addition, some of our customers will be Internet companies that face many competitive pressures and that may not ultimately be successful. If these customers do not succeed, they will not continue to use our IBX centers. This may be disruptive to our business and may adversely affect our business, financial condition and results of operations.

     If not properly managed, our growth and expansion could significantly harm our business and operating results.

     We have experienced, and expect to continue to experience, rapid growth. This growth has placed, and we expect it to continue to place, a significant strain on our financial, management, operational and other resources. Any failure to manage growth effectively could seriously harm our business and operating results. To succeed, we will need to:

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

     We may seek to acquire complementary businesses, products, services and technologies. As a result of these acquisitions, we may:

          .    be required to incur additional debt and expenditures; and

          .    issue additional shares of our stock to pay for the acquired business, product, service or technology, which will dilute existing stockholders' ownership interest in the Company.

     In addition, if we fail to successfully integrate and manage acquired businesses, products, services and technologies, our business and financial results would be harmed. Currently, we have no present commitments or agreements with respect to any such acquisitions.

     We face risks associated with international operations that could harm our business.

     In the event we construct IBX centers outside of the United States, we will commit significant resources to our international sales and marketing activities. Our management has limited experience conducting business outside of the United States and we may not be aware of all the factors that affect our business in foreign jurisdictions. We will be subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycles and require significant management attention. These risks include:

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

     An immediate 10% increase or decrease in current interest rates would furthermore not have a material impact to our debt obligations due to the fixed nature of our long-term debt obligations. The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but does not impact earnings or cash flows of the Company.

     The fair market value of our 13% senior notes due 2007 is based on quoted market prices. The estimated fair value of our 13% senior notes due 2007 as of March 31, 2001 is approximately $126.0 million.

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

     We have entered into a number of lease agreements in Europe for which our liabilities are denominated in foreign currency. As of March 31, 2001, we also had foreign currency commitments relating to the initiation of our business within Europe. We use forward exchange contracts to hedge a portion of our liabilities which are denominated in foreign currencies. The Company's forward exchange contracts as of March 31, 2001, which mature during 2001, are represented below (in thousands):

       Contract to receive      Foreign Currency     Contract Amount in  Change in Fair Market
        currency / Pay US$      Contract amount             US$          Value as of March 31, 2001

      ---------------------------------------------------------------------------------------------
      British Pounds              Pounds 3,132           US$4,538                  US$67
      ---------------------------------------------------------------------------------------------

     Assuming a 10% increase in the value of the U.S. dollar relative to the British Pound, and a 10% decrease in the value of the U.S. dollar relative to the British Pound, the aggregate fair value of these foreign currency commitments as hedged would be approximately $4.1 million and $5.0 million, respectively.

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

     PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     None.

Item 2.   Changes in Securities and Use of Proceeds.

          (a)  Modification of Constituent Instruments.

               None.

          (b)  Change in Rights.

               None.

          (c)  Issuance of Securities.

               None.

          (d)  Use of Proceeds.

          The effective date of the Company's registration statement for our initial public offering, filed on Form S-1 under the Securities Act of 1933, as amended (Commission File No. 333-93749), was August 10, 2000. There has been no change to the disclosure contained in the Company's report on Form 10-Q for the quarter ended September 30, 2000 regarding the use of proceeds generated by the Company's initial public offering of its common stock.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          The Company has taken and intends to continue to take steps to reduce its projected operating expenses, including a realignment and reduction of approximately 10% of its workforce, a reduction of certain discretionary spending, such as travel and entertainment, and a reduction of marketing expenses. The Company does not expect to see any impact to operations or customer services as a result of these cost-saving measures.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     Exhibit
     Number                             Description of Document
---------------------------------------------------------------------------------------------------------
3.1**          Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.
3.2*           Bylaws of the Registrant.
4.1            Reference is made to Exhibits 3.1 and 3.2.
4.2**          Form of Registrant's Common Stock certificate.
4.6*           Common Stock Registration Rights Agreement (See Exhibit 10.3).
4.9*           Amended and Restated Investors' Rights Agreement (See Exhibit 10.6).
10.1*          Indenture, dated as of December 1, 1999, by and among the Registrant and State Street
               Bank and Trust Company of California, N.A. (as trustee).
10.2*          Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and
               State Street Bank and Trust Company of California, N.A. (as warrant agent).
10.3*          Common Stock Registration Rights Agreement, dated as of December 1, 1999, by and among the Registrant, Benchmark Capital Partners II, L.P., Cisco Systems, Inc.,
               Microsoft Corporation, ePartners, Albert M. Avery, IV and Jay S. Adelson (as investors), and the Initial Purchasers.
10.4*          Registration Rights Agreement, dated as of December 1, 1999, by and among the
               Registrant and the Initial Purchasers.
10.5*          Form of Indemnification Agreement between the Registrant and each of its officers and directors.
10.6*          Amended and Restated Investors' Rights Agreement, dated as of May 8, 2000, by and between the Registrant, the Series A Purchasers, the Series B Purchasers, the Series C
               Purchasers and members of the Registrant's management.
10.8*          The Registrant's 1998 Stock Option Plan.
10.9*+         Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.
10.10*+        Lease Agreement with Market Halsey Urban Renewal, LLC, dated as of May 3, 1999.
10.11*+        Lease Agreement with Laing Beaumeade, dated as of November 18, 1998.
10.12*+        Lease Agreement with Rose Ventures II, Inc., dated as of September 10, 1999.
10.13*+        Lease Agreement with 600 Seventh Street Associates, Inc., dated as of August 6, 1999.
10.14*+        First Amendment to Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn
               Beaumeade Corporate Management), dated as of October 28, 1999.
10.15*+        Lease Agreement with Nexcomm Asset Acquisition I, L.P., dated as of January 21, 2000.
10.16*+        Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate
               Management), dated as of December 15, 1999.
10.17*         Lease Agreement with ARE-2425/2400/2450 Garcia Bayshore LLC, dated as of January
               28, 2000.
10.18*         Sublease Agreement with Insweb Corporation, dated as of November 1, 1998.
10.19*+        Master Agreement for Program Management, Site Identification and Evaluation,
               Engineering and Construction Services between Equinix, Inc. and Bechtel Corporation, dated November 3, 1999.
10.20*+        Agreement between Equinix, Inc. and WorldCom, Inc., dated November 16, 1999.
10.21*         Customer Agreement between Equinix, Inc. and WorldCom, Inc., dated November 16, 1999.
10.22*+        Lease Agreement with GIP Airport B.V., dated as of April 28, 2000.
10.23*         Purchase Agreement between International Business Machines Corporation and Equinix,
               Inc. dated May 23, 2000.
10.24**        2000 Equity Incentive Plan.
10.25**        2000 Director Option Plan.
10.26**        2000 Employee Stock Purchase Plan.
10.27**        Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000.

10.28***+      Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of July
               1, 2000.
10.29***+      Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of May
               1, 2000.
10.30***+      Lease Agreement with 600 Seventh Street Associates, Inc., dated as of August 24, 2000.
10.31***+      Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24,
               2000.
10.32***+      Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft
               Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of August 7, 2000.
10.33***+      Lease Agreement with Quattrocento Limited, dated as of June 1, 2000.
10.34***       Lease Agreement with ARE-2425/2400/2450 Garcia Bayshore, LLC, dated as of March
               20, 2000.
10.35***       First Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A.
               Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of
               October 11, 2000.
10.36****      Credit and Guaranty Agreement for $150,000,000 Senior Secured Credit Facilities, dated as of December 20, 2000.
10.37****+     Lease Agreement with Quattrocentro Limited, dated as of June 9, 2000.
10.38****+     Lease Agreement with Compagnie des Entrepots et Magasins Generaux de Paris, dated as of
               July 28, 2000.
10.39****+     Second Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A.
               Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of
               December 22, 2000.
10.40****      Third Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A.
               Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of
               March 8, 2001.
16.1*          Letter regarding change in certifying accountant.
21.1****       Subsidiaries of Equinix.
24.1****       Power of Attorney.

___________

* Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-4 (Commission File No. 333-93749). ** Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement in Form S-1 (Commission File No. 333-39752). *** Incorporated herein by reference to the exhibit of the same number in the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
**** Incorporated herein by reference to the exhibit of the same number in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
+ Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix's application for confidential treatment.

     (b)  Reports on Form 8-K.

          None.

                                 EQUINIX, INC.

                                   SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              EQUINIX, INC.


Date: May 3, 2001

                              By:         /s/ Philip J. Koen
                                 ----------------------------------------------
                                   Chief Financial Officer, Corporate
                                   Development Officer and Secretary
                              (Principal Financial and Accounting Officer)