Form 10-Q
period 2001-06-30
EQUINIX INC
filed 2001-08-14
CIK 1101239

================================================================================


                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ----------------------
                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2001

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES ACT OF 1934

                For the transition period from                 to
                                               _______________    _____________


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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [_] and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [_].

     The number of shares outstanding of the Registrant's Common Stock as of June 30, 2001 was 79,693,634.


================================================================================

                                 EQUINIX, INC.

                                     INDEX

                                                                                                            Page
                                                                                                             No.

  Part I. Financial Information
Item 1.     Condensed Consolidated Balance Sheets as of June 30, 2001 and
            December 31, 2000.............................................................................       3

            Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30,
            2001 and 2000.................................................................................       4

            Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and
            2000..........................................................................................       5

            Notes to Condensed Consolidated Financial Statements..........................................       6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations....................................................................................      13

Item 3.     Qualitative and Quantitative Disclosures About Market Risk....................................      27

  Part II. Other Information

Item 1.     Legal Proceedings.............................................................................      29

Item 2.     Changes in Securities and Use of Proceeds.....................................................      29

Item 3.     Defaults Upon Senior Securities...............................................................      29

Item 4.     Submission of Matters to a Vote of Security Holders...........................................      30

Item 5.     Other Information.............................................................................      30

Item 6.     Exhibits and Reports on Form 8-K..............................................................      31

Signature.................................................................................................      33

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                                 EQUINIX, INC.

                     Condensed Consolidated Balance Sheets
                                (in thousands)

                                                                                             June 30,         December 31,
                                                                                               2001               2000
                                                                                        ------------------  ------------------
                                                                                            (unaudited)
                                     Assets
Current assets:
    Cash and cash equivalents...................................................        $          124,003  $          174,773
    Short-term investments......................................................                   106,671              32,437
    Accounts receivable, net....................................................                     6,305               4,925
    Current portion of restricted cash and short-term investments...............                       536              15,468
    Prepaids and other current assets...........................................                     8,913              10,373
                                                                                        ------------------  ------------------
        Total current assets....................................................                   246,428             237,976
Property and equipment, net.....................................................                   336,885             315,380
Construction in progress........................................................                    88,358              94,894
Restricted cash and short-term investments, less current portion................                    20,921              21,387
Debt issuance costs, net........................................................                    11,394              11,916
Other assets....................................................................                     4,802               1,932
                                                                                        ------------------  ------------------
        Total assets............................................................        $          708,788  $          683,485
                                                                                        ==================  ==================
                      Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses.......................................        $           16,236  $           13,717
    Accrued construction costs..................................................                    23,253              89,343
    Current portion of debt facilities and capital lease obligations............                     7,000               4,426
    Accrued interest payable....................................................                     2,167               2,167
    Other current liabilities...................................................                     2,309               1,646
                                                                                        ------------------  ------------------
        Total current liabilities...............................................                    50,965             111,299
Debt facilities and capital lease obligations, less current portion.............                     9,776               6,506
Senior secured credit facility..................................................                   150,000                   -
Senior notes....................................................................                   186,892             185,908
Other liabilities...............................................................                     6,773               4,656
                                                                                        ------------------  ------------------
        Total liabilities.......................................................                   404,406             308,369
                                                                                        ------------------  ------------------

Stockholders' equity:
    Common stock................................................................                        80                  77
    Additional paid-in capital..................................................                   546,250             553,070
    Deferred stock-based compensation...........................................                   (20,021)            (38,350)
    Accumulated other comprehensive income (loss)...............................                      (933)              1,919
    Accumulated deficit.........................................................                  (220,994)           (141,600)
                                                                                        ------------------  ------------------
        Total stockholders' equity..............................................                   304,382             375,116
                                                                                        ------------------  ------------------
        Total liabilities and stockholders' equity..............................        $          708,788  $          683,485
                                                                                        ==================  ==================

    See accompanying notes to condensed consolidated financial statements.

                                 EQUINIX, INC.

                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)

                                                          Three months ended                 Six months ended
                                                               June 30,                          June 30,
                                                    -------------------------------   --------------------------------
                                                        2001             2000              2001             2000
                                                    --------------  ---------------   ---------------  ---------------
                                                                               (unaudited)

Revenues........................................    $       16,157  $           892   $        28,770  $         1,028
                                                    --------------  ---------------   ---------------  ---------------

Costs and operating expenses:
      Cost of revenues (includes stock-based
        compensation of $152, $108, $393 and
        $214 for the three and six months ended
        June 30, 2001 and 2000, respectively)...            26,318            5,302            49,996            8,623
      Sales and marketing (includes
        stock-based compensation of $765,
        $1,612, $1,848 and $2,970 for the
        three and six months ended June 30,
        2001 and 2000, respectively)............             4,067            4,192             9,292            8,708
      General and administrative (includes
        stock-based compensation of $4,076,
        $4,828, $10,901 and $6,846 for the
        three and six months ended June 30,
        2001 and 2000, respectively)............            15,716           15,915            34,392           22,169
                                                    --------------  ---------------   ---------------  ---------------

             Total costs and operating
                expenses........................            46,101           25,409            93,680           39,500
                                                    --------------  ---------------   ---------------  ---------------

Loss from operations............................           (29,944)         (24,517)          (64,910)         (38,472)
     Interest income............................             3,212            3,870             7,159            7,532
     Interest expense...........................           (11,125)          (6,164)          (21,643)         (13,880)
                                                    --------------  ---------------   ---------------  ---------------

Net loss........................................    $      (37,857) $       (26,811)  $       (79,394) $       (44,820)
                                                    ==============  ===============   ===============  ===============

Net loss per share:
      Basic and diluted.........................    $        (0.48) $         (2.62)  $         (1.03) $         (4.45)
                                                    ==============  ===============   ===============  ===============

      Weighted average shares...................            78,070           10,241            77,237           10,063
                                                    ==============  ===============   ===============  ===============

    See accompanying notes to condensed consolidated financial statements.

                                 EQUINIX, INC.
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                           Six months ended
                                                                                               June 30,
                                                                                   ----------------------------------
                                                                                         2001              2000
                                                                                   ---------------    ---------------
                                                                                               (unaudited)
Cash flows from operating activities:
   Net loss.....................................................................   $     (79,394)     $     (44,820)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation..............................................................          24,009              3,610
      Amortization of deferred stock-based compensation.........................          13,142             10,030
      Amortization of debt-related issuance costs and discounts.................           3,664              2,274
      Allowance for doubtful accounts...........................................             394                 --
      Changes in operating assets and liabilities:
         Accounts receivable....................................................          (1,774)            (2,149)
         Prepaids and other current assets......................................           1,460                (43)
         Other assets...........................................................          (2,870)              (792)
         Accounts payable and accrued expenses..................................           2,519              3,944
         Accrued interest payable...............................................              --                456
         Other current liabilities..............................................             663                864
         Other liabilities......................................................             354              1,729
                                                                                   ---------------    ---------------
            Net cash used in operating activities...............................         (37,833)           (24,897)
                                                                                   ---------------    ---------------
Cash flows from investing activities:
   Purchase of short-term investments...........................................        (133,815)           (16,137)
   Sales and maturities of short-term investments...............................          59,670             25,520
   Purchases of property and equipment..........................................         (42,100)          (173,915)
   Accrued construction costs...................................................         (66,090)            39,333
   Purchase of restricted cash and short-term investments.......................            (822)           (12,890)
   Sale of restricted cash and short-term investments...........................          16,220             13,000
                                                                                   ---------------    ---------------
            Net cash used in investing activities...............................        (166,937)          (125,089)
                                                                                   ---------------    ---------------
Cash flows from financing activities:
   Proceeds from exercise of stock options and employee stock purchase plan.....           1,510              2,475
   Proceeds from issuance of debt facilities and capital lease obligations......         158,004              1,929
   Debt issuance costs..........................................................            (395)              (250)
   Repayment of debt facilities and capital lease obligations...................          (2,160)            (2,735)
   Proceeds from issuance of redeemable convertible preferred stock, net........              --             94,353
   Repurchase of common stock...................................................             (18)               (11)
                                                                                   ---------------    ---------------
            Net cash provided by financing activities...........................         156,941             95,761
                                                                                   ---------------    ---------------
Effect of foreign currency exchange rates on cash and cash equivalents..........          (2,941)                --
Net decrease in cash and cash equivalents.......................................         (50,770)           (54,225)
Cash and cash equivalents at beginning of period................................         174,773            203,165
                                                                                   ---------------    ---------------
Cash and cash equivalents at end of period......................................   $     124,003      $     148,940
                                                                                   ===============    ===============

      Supplemental cash flow information:
         Cash paid for interest.................................................   $      16,403      $      13,674
                                                                                   ===============    ===============


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

2. Cash, Cash Equivalents and Short-Term Investments

     On June 27, 2001, the Company drew down the $25,000,000 revolving credit facility made available through the Senior Secured Credit Facility entered into by the Company on December 20, 2000 (see Note 6). On June 29, 2001, the Company received the $5,000,000 proceeds from the Heller Loan (see Note 6).

3. Accounts Receivable

     Accounts receivables, net, consists of the following (in thousands):

                                                                         June 30,          December 31,
                                                                           2001                2000
                                                                     ----------------   -------------------
                                                                        (unaudited)
          Accounts receivable.....................................   $        11,947    $            8,670
          Unearned revenue........................................            (5,248)               (3,137)
          Allowance for doubtful accounts.........................              (394)                 (608)
                                                                     ----------------   -------------------
                                                                     $         6,305    $            4,925
                                                                     ================   ===================

                                 EQUINIX, INC.

4. Property and Equipment

     Property and equipment is comprised of the following (in thousands):

                                                                          June 30,          December 31,
                                                                            2001                2000
                                                                      -----------------  -------------------
                                                                         (unaudited)
          Leasehold improvements..................................    $       280,468    $         243,851
          IBX plant and machinery.................................             51,474               51,305
          Computer equipment and software.........................             14,702               12,438
          IBX equipment...........................................             24,923               21,960
          Furniture and fixtures..................................              3,042                1,241
                                                                      -----------------  -------------------
                                                                              374,609              330,795
          Less accumulated depreciation...........................            (37,724)             (15,415)
                                                                      -----------------  -------------------
                                                                      $       336,885    $         315,380
                                                                      =================  ===================

     Leasehold improvements, certain computer equipment, IBX plant and machinery, software and furniture and fixtures recorded under capital leases aggregated $5,999,000 at both June 30, 2001 and December 31, 2000. Amortization on the assets recorded under capital leases is included in depreciation expense.

     Included within leasehold improvements is the value attributed to the earned portion of several warrants issued to certain fiber carriers and our contractor totaling $6,356,000 and $5,761,000 as of June 30, 2001 and December 31, 2000, respectively. Amortization on such warrants within leasehold improvements is included in depreciation expense.

5. Construction in Progress

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

     Included within construction in progress is the value attributed to the unearned portion of warrants issued to certain fiber carriers and our contractor totaling $2,535,000 as of June 30, 2001 and $6,270,000 as of December 31, 2000.

     Interest incurred is capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, Capitalization of Interest Costs. Total interest cost incurred and total interest capitalized during the three and six months ended June 30, 2001, was $11,214,000 and $89,000 and $22,313,000 and
$670,000, respectively. Total interest cost incurred and total interest capitalized during the three and six months ended June 30, 2000, was $7,938,000 and $1,774,000 and $15,847,000 and $1,967,000, respectively.

                                 EQUINIX, INC.

6. Debt Facilities

    Heller Loan

     In June 2001, the Company obtained a $5,000,000 loan from Heller Financial Leasing, Inc. (the "Heller Loan"). Repayments on the Heller Loan are made over 36 months and interest accrues at 13.0% per annum. The Heller Loan is secured by certain equipment located in the New York metro area IBX center currently under construction.

     In connection with the Heller Loan, the Company granted Heller Financial Leasing, Inc. a warrant to purchase 37,500 shares of the Company's common stock at $4.00 per share (the "Heller Warrant"). This warrant is immediately exercisable and expires in five years from the date of grant. The fair value of the warrant using the Black-Scholes option pricing model with the following assumptions: fair market value per share of $1.13, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 5% and a contractual life of 5 years, was $18,000. Such amount was recorded as a discount to the applicable loan amount, and is being amortized to interest expense using the effective interest method, over the life of the loan.

    Wells Fargo Loan

     In March 2001, the Company obtained a $3,004,000 loan from Wells Fargo Equipment Finance, Inc. (the "Wells Fargo Loan"). Repayments on the Wells Fargo Loan are made over 36 months and interest accrues at 13.15% per annum. The Wells Fargo Loan is secured by certain equipment located in the New York metro area IBX center currently under construction.

    Senior Secured Credit Facility

     On December 20, 2000 the Company, and a newly created, wholly-owned subsidiary of the Company, entered into a $150 million Senior Secured Credit Facility ("Senior Secured Credit Facility") with a syndicate of lenders. The Senior Secured Credit Facility consists of the following:

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

 .    Revolving credit facility in an amount up to $25,000,000. The outstanding revolving credit facility is required to be paid in full on or before December 15, 2005. The Company drew this down in June 2001.

     The Senior Secured Credit Facility has a number of covenants, which include reaching certain minimum revenue targets and limiting cumulative EBITDA losses and maximum capital spending limits among others. The Company was in compliance with all covenants as of June 30, 2001 and December 31, 2000. The financial covenants contained in the Senior Secured Credit Facility get progressively more restrictive over time. If at any time in the future the Company is not in compliance and the lender does not modify the covenants, the amounts outstanding will become immediately due and payable.

                                 EQUINIX, INC.

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

     Loans under the Senior Secured Credit Facility bear interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR. At June 30, 2001, the Company's total indebtedness under the Senior Senior Secured Credit Facility was $150,000,000 and had an effective interest rate of 8.37%.

     The costs related to the issuance of the Senior Secured Credit Facility were capitalized and are being amortized to interest expense using the effective interest method, over the life of the Senior Secured Credit Facility. Debt issuance costs, net of amortization, are $5,868,000 and $5,966,000 as of June 30, 2001 and December 31, 2000, respectively.

7. Stockholders' Equity

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

     During the quarter ended March 31, 2001, certain holders of Senior Note Warrants exercised their warrants resulting in 1,283,069 shares of the Company's common stock being issued. A total of 1,755,781 shares underlying these Senior Note Warrants remain outstanding as of June 30, 2001.

8. Commitments and Contingencies

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

                                 EQUINIX, INC.

9.  Related Party Transactions

     On February 27, 2001, the Company advanced an aggregate of $1,512,000 to an officer of the Company, which is evidenced by a promissory note. The proceeds of this loan were used to fund the purchase of a principal residence. The loan is due February 27, 2006, but is subject to certain events of acceleration. The loan is non-interest bearing.

     On June 18, 2001, the Company advanced an aggregate of $900,000 to an officer of the Company, which is evidenced by a promissory note. The proceeds of this loan were used to fund the purchase of a principal residence. The loan is due June 18, 2006, but is subject to certain events of acceleration. The loan is non-interest bearing.

10. Comprehensive Loss

     The components of comprehensive loss are as follows (in thousands) (unaudited):

                                                           Three months ended           Six months ended
                                                                June 30,                    June 30,
                                                       --------------------------  -------------------------
                                                          2001           2000          2001         2000
                                                       ----------    ------------  ----------   ------------
      Net loss.......................................  $  (37,857)   $  (26,811)   $  (79,394)  $  (44,820)
      Unrealized gain (loss) on available for sale
        securities...................................          25           (11)           89          (52)
      Foreign currency translation loss..............         (62)           --        (2,941)          --
                                                       ----------    ----------    ----------   ----------
      Comprehensive loss.............................  $  (37,894)   $  (26,822)   $  (82,246)  $  (44,872)
                                                       ==========    ==========    ==========   ==========

     There were no significant tax effects on comprehensive loss for the three and six months ended June 30, 2001 and 2000.

11. Net Loss per Share

     Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding. Options, warrants and preferred stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data) (unaudited):

                                                             Three months ended          Six months ended
                                                                   June 30,                   June 30,
                                                           -------------------------  ------------------------
                                                               2001          2000        2001          2000
                                                           ----------    -----------  ----------    ----------
      Numerator:
         Net loss.......................................   $ (37,857)   $  (26,811)   $  (79,394)   $ (44,820)
                                                           =========    ==========    ==========    =========

      Historical:
         Denominator:
         Weighted average shares........................      81,432        16,207        80,895       15,925
         Weighted average unvested shares subject to
             repurchase.................................      (3,362)       (5,966)       (3,657)      (5,862)
                                                           ---------    ----------    ----------    ---------

             Total weighted average shares..............      78,070        10,241        77,237       10,063
                                                           =========    ==========    ==========    =========

         Net loss per share:
             Basic and diluted..........................   $   (0.48)   $    (2.62)   $    (1.03)   $   (4.45)
                                                           =========    ==========    ==========    =========

                                 EQUINIX, INC.

      The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated:

                                                                                      June 30,
                                                                          ---------------------------------
                                                                               2001              2000
                                                                          ----------------  ---------------
      Series A redeemable convertible preferred stock..................              --         18,682,500
      Series B redeemable convertible preferred stock..................              --         15,759,561
      Series C redeemable convertible preferred stock..................              --          6,261,161
      Series A preferred stock warrants................................              --          1,245,000
      Common stock warrants............................................       4,217,381          2,492,245
      Common stock options.............................................      14,981,988          7,452,425
      Common stock subject to repurchase...............................       3,657,341          5,861,659

 12. Segment Information

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

      As of June 30, 2001, all of the Company's operations and assets were based in the United States with the exception of $32,623,000 of the Company's net identifiable assets based in Europe and $3,774,000 and $4,237,000 of the Company's total net loss was attributable to the development of its European operations for the three and six months ending June 30, 2001, respectively. As of June 30, 2000, all of the Company's operations and assets were based in the United States.

      Revenues from one customer accounted for 14% of the Company's revenues for the three and six months ended June 30, 2001. No other single customer accounted for more than 10% of the Company's revenues for the three and six months ended June 30, 2001. Accounts receivables from one customer accounted for 15% of the Company's gross accounts receivables as of June 30, 2001.

13. Recent Accounting Pronouncements

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

                                 EQUINIX, INC.

     On July 20, 2001 the FASB issued SFAS No. 141, Business Combinations
("FAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("FAS 142").

     FAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), Business Combinations, and is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. One of the most significant changes made by FAS 141 is to require the use of the purchase method of accounting for all business combinations initiated after June 30, 2001.

     FAS 142 supercedes Accounting Principles Board Opinion No. 17 (APB 17), Intangible Assets, but will carry forward provisions in APB 17 related to internally developed intangible assets. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and is effective for fiscal years beginning after December 15, 2001. However, early adoption of FAS 142 will be permitted for companies with a fiscal year beginning after March 15, 2001, provided their first quarter financial statements have not been previously issued. In all cases, FAS 142 must be adopted at the beginning of a fiscal year. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

     The Company does not expect the adoption of either FAS 141 or FAS 142 will have a material effect on its consolidated financial statements.

  Item 2.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results" and "Liquidity and Capital Resources" below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements.


                                   Overview


     Equinix, Inc. ("Equinix", the "Company", "we" or "us") designs, builds and operates neutral Internet Business Exchange ("IBX") centers where Internet businesses place their equipment and their network facilities in order to interconnect with each other to improve internet performance. Our neutral IBX centers provide content providers, application service providers, or ASPs and e-commerce companies with the ability to directly interconnect with a choice of bandwidth providers, Internet service providers, or ISPs, and site and performance management companies. Equinix currently has IBX centers totaling an aggregate of 611,000 gross square feet in the Washington, D.C. metropolitan area, the New York metropolitan area, Silicon Valley, Dallas, Los Angeles and Chicago. We intend to complete construction of one additional IBX center during the fourth quarter of 2001 in the New York metropolitan area, resulting in seven IBX centers covering six domestic markets in the United States.

     We generate recurring revenues primarily from the leasing of cabinet space and power. In addition, we offer value-added services and professional services including direct interconnections between our customers and "Smart Hands" service for customer equipment installations and maintenance. Customer contracts for the lease of cabinet space, power, interconnections and switch ports are renewable and typically are for one to three years with payments for services made on a monthly basis. In addition, we generate non-recurring revenues, which are comprised of installation charges that are billed upon successful installation of our customer cabinets, power, interconnections and switch ports. Both recurring and non-recurring revenues are recognized ratably over the term of the contract.

     Our cost of revenues consists primarily of lease payments on our existing and proposed IBX centers, site employees' salaries and benefits, utility costs, amortization and depreciation of IBX center build-out costs and equipment and engineering, power, redundancy and security systems support and services. In addition, cost of revenues includes certain costs related to real estate obtained for future IBX facilities in the United States and Europe. We will continue to fund these costs and these costs will be expensed as incurred. We expect our cost of revenues to increase as we open our new IBX center currently under construction in the New York metropolitan area during the fourth quarter of 2001 and as our installed base of customers continues to grow.

     Our selling, general and administrative expenses consist primarily of costs associated with recruiting, training and managing of employees, salaries and related costs of our operations, customer fulfillment and support functions costs, finance and administrative personnel and related professional fees. While the Company has initiated some cost-saving efforts due to current market conditions, and will continue to closely monitor and reduce its discretionary spending, our selling, general and administrative expenses are expected to increase over time as we continue to expand our operations.

     We recorded deferred stock-based compensation of approximately $54.5 million, $19.4 million and $1.1 million in connection with stock options granted during 2000, 1999 and 1998, respectively, where the deemed fair market value of the underlying common stock was subsequently determined to be greater than the exercise price on the date of grant. Approximately $5.0 million and $13.1 million was amortized to stock-based compensation expense for the three and six months ended June 30, 2001, respectively. Approximately $6.5 million and $10.0 million was amortized to stock-based compensation expense for the three and six months ended June 30, 2000, respectively. The options granted are typically subject to a four-year vesting period. We are amortizing the deferred stock-based compensation on an accelerated basis over the vesting periods of the applicable options in accordance with FASB Interpretation No. 28. The remaining $20.0 million of deferred stock-based compensation will be amortized over the remaining vesting periods. We expect amortization of deferred stock-based compensation expense to impact our reported results through December 31, 2004.

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

     Since inception, we have experienced operating losses and negative cash flow. As of June 30, 2001 we had an accumulated deficit of $221.0 million and accumulated cash used in operating and construction activities of $549.1 million. Given the revenue and income potential of our service offerings is still unproven and we have a limited operating history, we may not generate sufficient operating results to achieve desired profitability. We therefore believe that we will continue to experience operating losses for the foreseeable future. See "Other Factors Affecting Operating Results".

Results of Operations

Three Months Ended June 30, 2001 and 2000

     Revenues. We recognized revenues of $16.2 million for the three months ended June 30, 2001. Revenues consisted of recurring revenues of $14.9 million primarily from the leasing of cabinet space and non-recurring revenues of $1.3 million related to the recognized portion of deferred installation revenue and custom service revenues. Installation and service fees are recognized ratably over the term of the contract. Custom service revenues are recognized upon completion of the services. We recognized revenues of $892,000 during the three months ended June 30, 2000.

     Cost of Revenues. Cost of revenues increased from $5.3 million for the three months ended June 30, 2000 to $26.3 million for the three months ended June 30, 2001. These amounts include $1.3 million and $11.3 million, respectively, of depreciation and amortization expense. In addition to depreciation and amortization, cost of revenues consists primarily of rental payments for our leased IBX centers, site employees' salaries and benefits, utility costs, power and redundancy system engineering support services and related costs and security services. The increase in cost of revenues was due to additional leases and increased expenses related to our opening of additional IBX centers.

     Sales and Marketing. Sales and marketing expenses decreased slightly from $4.2 million for the three months ended June 30, 2000 to $4.1 million for the three months ended June 30, 2001; however, these amounts include $1.6 million and $765,000, respectively, of stock-based compensation expense, resulting in a 28% increase in period over period cash spending. Sales and marketing expenses consist primarily of compensation and related costs for the sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. The increase in sales and marketing expense resulted from the addition of personnel in our sales and marketing organizations, reflecting our increased selling effort and our efforts to develop market awareness. While the Company is closely monitoring its discretionary marketing costs as the result of current market conditions, we anticipate that sales and marketing expenses will increase in absolute dollars as we ultimately increase our investment in these areas to coincide with the rollout of additional products, services and IBX centers and to further increase market awareness of the Company.

     General and Administrative. General and administrative expenses decreased from $15.9 million for the three months ended June 30, 2000 to $15.7 million for the three months ended June 30, 2001. These amounts include $4.8 million and $4.1 million, respectively, of stock-based compensation expense and $655,000 and $2.2 million, respectively, of depreciation and amortization expense, resulting in a 9% decrease in period over period cash spending. General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. The decrease in general and administrative expenses was primarily the result of several cost savings initiatives that the Company undertook, including staff reductions and an overall decrease in discretionary spending. While the Company will continue to closely monitor its discretionary spending going forward as a result of current economic conditions, we anticipate that general and administrative expenses will ultimately increase in absolute dollars as the Company continues to grow and expand its operations.

     Adjusted EBITDA. Adjusted EBITDA loss decreased from $16.0 million for the three months ended June 30, 2000 to $11.5 million for the three months ended June 30, 2001. Although many factors affect EBITDA and costs vary from IBX market to IBX market, as of June 30, 2001, five of our six IBX centers have achieved positive EBITDA status. We believe that EBITDA losses peaked during the fourth quarter of 2000 and EBITDA losses will continue to decline in subsequent quarters as the Company approaches EBITDA breakeven.

     Interest Income. Interest income decreased from $3.9 million for the three months ended June 30, 2000 to $3.2 million for the three months ended June 30, 2001 as a result of a decline in short-term interest rates.

     Interest Expense. Interest expense increased from $6.2 million for the three months ended June 30, 2000 to $11.1 million for the three months ended June 30, 2001. The increase in interest expense was attributed to interest on the senior notes, interest related to an increase in our debt facilities and capital lease obligations, including the new senior secured credit facility, and amortization of the senior notes, senior secured credit facility, other debt facilities and capital lease obligations discount.

Six Months Ended June 30, 2001 and 2000

     Revenues. We recognized revenues of $28.8 million for the six months ended June 30, 2001. Revenues consisted of recurring revenues of $26.6 million primarily from the leasing of cabinet space and non-recurring revenues of $2.2 million related to the recognized portion of deferred installation revenue and custom service revenues. Installation and service fees are recognized ratably over the term of the contract. Custom service revenues are recognized upon completion of the services. We recognized revenues of $1.0 million during the six months ended June 30, 2000.

     Cost of Revenues. Cost of revenues increased from $8.6 million for the six months ended June 30, 2000 to $50.0 million for the six months ended June 30, 2001. These amounts include $2.3 million and $20.4 million, respectively, of depreciation and amortization expense. In addition to depreciation and amortization, cost of revenues consists primarily of rental payments for our leased IBX centers, site employees' salaries and benefits, utility costs, power and redundancy system engineering support services and related costs and security services. The increase in cost of revenues was due to additional leases and increased expenses related to our opening of additional IBX centers.

     Sales and Marketing. Sales and marketing expenses increased from $8.7 million for the six months ended June 30, 2000 to $9.3 million for the six months ended June 30, 2001; however, these amounts include $3.0 million and $1.8 million, respectively, of stock-based compensation expense, resulting in a 30% increase in period over period cash spending. Sales and marketing expenses consist primarily of compensation and related costs for the sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. The increase in sales and marketing expense resulted from the addition of personnel in our sales and marketing organizations, reflecting our increased selling effort and our efforts to develop market awareness. While the Company is closely monitoring its discretionary marketing costs as the result of current market conditions, we anticipate that sales and marketing expenses will increase in absolute dollars as we ultimately increase our investment in these areas to coincide with the rollout of additional products, services and IBX centers and to further increase market awareness of the Company.

     General and Administrative. General and administrative expenses increased from $22.2 million for the six months ended June 30, 2000 to $34.4 million for the six months ended June 30, 2001. These amounts include $6.8 million and $10.9 million, respectively, of stock-based compensation expense and $1.3 million and $3.7 million, respectively, of depreciation and amortization expense, resulting in a 42% increase in period over period cash spending. General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. The increase in general and administrative expenses was primarily the result of increased expenses associated with additional hiring of personnel in management, finance and administration, as well as other related costs associated with supporting the Company's expansion. During the second quarter of 2001, the Company implemented several cost-savings initiatives, including staff reductions and an overall decrease in discretionary spending. While the Company will continue to closely monitor its discretionary spending going forward as a result of current economic conditions, we anticipate that general and administrative expenses will ultimately increase in absolute dollars as the Company continues to grow and expand its operations.

     Adjusted EBITDA. Adjusted EBITDA loss increased from $24.8 million for the six months ended June 30, 2000 to $27.8 million for the six months ended June 30, 2001. Although many factors affect EBITDA and costs vary from IBX market to IBX market, as of June 30, 2001, five of our six IBX centers achieved positive EBITDA status. We believe that EBITDA losses peaked during the fourth quarter of 2000 and EBITDA losses will continue to decline in subsequent quarters as the Company approaches EBITDA breakeven.

     Interest Income. Interest income decreased from $7.5 million for the six months ended June 30, 2000 to $7.2 million for the six months ended June 30, 2001 as a result of a decline in short-term interest rates.

     Interest Expense. Interest expense increased from $13.9 million for the six months ended June 30, 2000 to $21.6 million for the six months ended June 30, 2001. The increase in interest expense was attributed to interest on the senior notes, interest related to an increase in our debt facilities and capital lease obligations, including the new senior secured credit facility, and amortization of the senior notes, senior secured credit facility, other debt facilities and capital lease obligations discount.

Liquidity and Capital Resources

     Since inception, we have financed our operations and capital requirements primarily through the issuance of senior notes, the private sale of preferred stock, our initial public offering and various debt financings, including our $150.0 million senior secured credit facility, for aggregate gross proceeds of approximately $844.2 million. As of June 30, 2001, we had approximately $230.7 million in cash, cash equivalents and short-term investments. Furthermore, we have an additional $21.5 million of restricted cash, cash equivalents and short-term investments to provide collateral under a number of separate security agreements for standby letters of credit and escrow accounts entered into and in accordance with certain lease agreements. Our principal sources of liquidity consist of our cash, cash equivalent and short-term investment balances. As of June 30, 2001, our total indebtedness from our senior notes, senior secured credit facility and debt facilities and capital lease obligations was $366.8 million.

     Net cash used in our operating activities was $37.8 million and $24.9 million for the six months ended June 30, 2001 and 2000, respectively. We used cash primarily to fund our net loss from operations.

     Net cash used in investing activities was $166.9 million and $125.1 million for the six months ended June 30, 2001 and 2000, respectively. Net cash used in investing activities was primarily attributable to the construction of our IBX centers and the purchase of restricted cash and short-term investments.

     Net cash generated by financing activities was $156.9 million and $95.8 million for the six months ended June 30, 2001 and 2000, respectively. Net cash generated by financing activities during the six months ended June 30, 2001 was primarily attributable to the full drawdown of our $150.0 million senior secured credit facility. Net cash generated by financing activities during the six months ended June 30, 2000 was primarily attributable to the issuance of Series C redeemable convertible preferred stock.

     In May 1999, we entered into a master lease agreement in the amount of $1.0 million. This master lease agreement was increased by addendum in August 1999 by $5.0 million. This agreement bears interest at either 7.5% or 8.5% and is repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. As of June 30, 2001, these capital lease financings were fully drawn.

     In August 1999, we entered into a loan agreement in the amount of $10.0 million. This loan agreement bears interest at 8.5% and is repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. As of June 30, 2001, this loan agreement was fully drawn.

     In December 1999, we issued $200.0 million aggregate principal amount of 13% senior notes due 2007 for aggregate net proceeds of $193.4 million, net of offering expenses. Of the $200.0 million gross proceeds, $16.2 million was allocated to additional paid-in capital for the fair market value of the common stock warrants and recorded as a discount to the senior notes. Senior notes, net of the unamortized discount, are $186.9 million as of June 30, 2001.

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

     In December 2000, we entered into a $150.0 million senior secured credit facility. As of June 30, 2001, this facility has been fully drawn down.

     In March 2001, we entered into a loan agreement in the amount of $3.0 million. This loan agreement bears interest at 13.15% and is repayable over 36 months. As of June 30, 2001, this loan agreement was fully drawn.

     In June 2001, we entered into a loan agreement in the amount of $5.0 million. This loan agreement bears interest at 13.0% and is repayable over 36 months. As of June 30, 2001, this loan agreement was fully drawn.

     We expect that our cash on hand and anticipated cash flow from operations should be sufficient to complete our additional IBX center by the end of 2001. Assuming sufficient customer demand and the availability of additional financing, we will build additional IBX centers and expand certain existing IBX centers. We are continually evaluating the location, number and size of our facilities based upon the availability of suitable sites, financing and customer demand. If we cannot raise additional funds on acceptable terms or our losses exceed our expectations, we may delay or permanently reduce our rollout plans. Additional financing may take the form of debt or equity. If we are unable to raise additional funds to further our rollout, we anticipate that our existing cash and the cash flow generated from the seven IBX centers, for which we will have obtained financing, will be sufficient to meet the working capital, debt service and corporate overhead requirements associated with those IBX centers.

     Our $150.0 million senior secured credit facility contains a number of financial ratios and covenants with which we must meet each quarter. We are in full compliance with all of these covenants and ratios at this time. Given that these ratios and covenants were set last year under a different economic climate, we are currently in discussions with our lenders to properly reflect the current business climate. Specifically, we have requested that the lenders adjust one covenant that we believe we may not meet commencing at the end of the third quarter 2001. This adjustment would be consistent with the financial guidance provided by us in our press release and on our earnings call for the quarter ended June 30, 2001. Although there can be no assurance that the lenders will make the requested adjustment, we believe that the requested adjustment is not material and is reasonable in light of current market conditions.

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

     On July 20, 2001 the FASB issued SFAS No. 141, Business Combinations
("FAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("FAS 142").

     FAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), Business Combinations, and is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. One of the most significant changes made by FAS 141 is to require the use of the purchase method of accounting for all business combinations initiated after June 30, 2001.

     FAS 142 supercedes Accounting Principles Board Opinion No. 17 (APB 17), Intangible Assets, but will carry forward provisions in APB 17 related to internally developed intangible assets. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and is effective for fiscal years beginning after December 15, 2001. However, early adoption of FAS 142 will be permitted for companies with a fiscal year beginning after March 15, 2001, provided their first quarter financial statements have not been previously issued. In all cases, FAS 142 must be adopted at the beginning of a fiscal year. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

     The Company does not expect the adoption of either FAS 141 or FAS 142 will have a material effect on its consolidated financial statements.

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

      As an early-stage company, we have experienced operating losses since inception. As of June 30, 2001, we had cumulative net losses of $221.0 million and cumulative cash used in operating activities of $116.6 million since inception. We expect to incur significant losses on a quarterly and annual basis in the foreseeable future. Our losses will increase as we:

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

      We are highly leveraged. As of June 30, 2001, we had total indebtedness of $366.8 million consisting primarily of the following:

        .  our 13% senior notes due 2007;

        .  our $150.0 million senior secured credit facility; and

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

        . impairing our ability to adjust rapidly to changing market conditions, invest in new or developing technologies, or take advantage of significant business opportunities that may arise; and

        . making us more vulnerable if a general economic downturn continues or if our business experiences difficulties.

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

      We may be required to repay all or a portion of our $150.0 million senior secured credit facility if we do not maintain specific financial ratios and do not comply with covenants in the credit agreement or if we are unable to amend these covenants.

      Our $150.0 million senior secured credit facility contains a number of financial ratios and covenants with which we must meet each quarter. We are in full compliance with all of these covenants and ratios at this time. Given that these ratios and covenants were set last year under a different economic climate, we are currently in discussions with our lenders to properly reflect the current business climate. Specifically, we have requested that the lenders adjust one covenant that we believe we may not meet commencing at the end of the third quarter 2001. This adjustment would be consistent with the financial guidance provided by us in our press release and on our earnings call for the quarter ended June 30, 2001. Although there can be no assurance that the lenders will make the requested adjustment, we believe that the requested adjustment is not material and is reasonable in light of current market conditions. If we fail to reach agreement with the lenders, under certain circumstances, the lenders may require prepayment of the $150.0 million senior secured credit facility, which would adversely affect our business operations.

      We are subject to restrictive covenants in our credit agreements that limit our flexibility in managing our business.

       Our credit agreements require that we maintain specific financial ratios and comply with covenants containing numerous restrictions on our ability to incur debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions. Furthermore, our existing financing arrangements are, and future financing arrangements are likely to be, secured by substantially all of our assets.

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

      We may continue to have customer concentration.

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

        .  water damage;

        .  power loss; and

        .  sabotage and vandalism.

      Problems at one or more of our IBX centers, whether or not within our control, could result in service interruptions or significant equipment damage. To date, our aggregate customer uptime has been in excess of 99.99% across all our operational IBX centers; however, in the past, a very limited number of our customers have experienced temporary losses of power. If we incur significant financial commitments to our customers in connection with a loss of power, or our failure to meet other service level commitment obligations, our liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations, particularly in the early stage of our development, could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.

      Our business could be harmed by prolonged electrical power outages or shortages, or increased costs of energy.

         Our IBX centers are susceptible to regional costs of power, electrical power shortages and planned or unplanned power outages caused by these shortages, such as those currently occurring in California. The overall power shortage in California has increased the cost of energy, which we may not be able to pass on to our customers. To date, none of our customers have experienced any interruption in service as a result of any power shortage or power outage. We attempt to limit exposure to system downtime by using backup generators and power supplies. Power outages, which last beyond our backup and alternative power arrangements, could harm our customers and our business.

      Our rollout plan is subject to change and we may need to alter our plan and reallocate funds.

      Our IBX center rollout plan has been developed from our current market data and research, projections and assumptions. If we are able to secure additional funds, we expect to pursue additional IBX projects and to reconsider the timing and approach to IBX projects. We expect to continually reevaluate our business and rollout plan in light of evolving competitive and market conditions and the availability of suitable sites, financing and customer demand. As a result, we may alter our IBX center rollout plan, reallocate funds or eliminate segments of our plan entirely if there are:

        . changes or inaccuracies in our market data and research, projections or assumptions;

        .  unexpected results of operations or strategies in our target markets;

        . regulatory, technological, or competitive developments, including additional market developments and new opportunities; or

        . changes in, or discoveries of, specific market conditions or factors favoring expedited development in other markets.

      We rely upon Bechtel to complete our IBX center rollout plan on time.

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

      We depend on third parties to provide Internet connectivity to our IBX centers; if connectivity is not established, is delayed or interrupted, our operating results and cash flow will be adversely affected.

      The presence of diverse Internet fiber from communications carriers' fiber networks to our IBX centers is critical to our ability to attract new customers. We believe that the availability of such carrier capacity will directly affect our ability to achieve our projected results.

      We are not a communications carrier, and as such we rely on third parties to provide our customers with carrier facilities. We rely primarily on revenue opportunities from our customers to encourage carriers to incur the expenses required to build facilities from their locations to our IBX centers. Carriers will likely evaluate the revenue opportunity of an IBX center based on the assumption that the environment will be highly competitive. There can be no assurance that, after conducting such an evaluation, any carrier will elect to offer its services within our IBX centers. In addition, there can be no assurance once a carrier has decided to provide Internet connectivity to our IBX centers that it will continue to do so for any period of time.

      The construction required to connect multiple carrier facilities to our IBX centers is complex and involves factors outside of our control, including regulatory processes and the availability of construction resources. For example, in the past carriers have experienced delays in connecting to our facilities due to some of these factors. If the establishment of highly diverse Internet connectivity to our IBX centers does not occur or is materially delayed or is discontinued, our operating results and cash flow will be adversely affected.

      We operate in a new highly competitive market and we may be unable to compete successfully against new entrants and established companies with greater resources.

      In a market that we believe will likely have an increasing number of competitors, we must be able to differentiate ourselves from existing providers of space for telecommunications equipment and web hosting companies. In addition to competing with other neutral colocation providers, we will compete with traditional colocation providers, including local phone companies, long distance phone companies, Internet service providers and web hosting facilities. Most of these companies have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. We believe our neutrality provides us with an advantage over these competitors. However, these competitors could offer colocation on neutral terms, and may start doing so in the same metropolitan areas where we have IBX centers. In addition, some of these competitors may provide our target customers with additional benefits, including bundled communication services, and may do so at reduced prices or in a manner that is more attractive to our potential customers than obtaining space in our IBX centers. If these competitors were to provide communication services at reduced prices together with colocation space, it may lower the total price of these services in a fashion that we cannot match.

      We may also face competition from persons seeking to replicate our IBX concept. Our competitors may operate more successfully than we do or form alliances to acquire significant market share. Furthermore, enterprises that have already invested substantial resources in peering arrangements may be reluctant or slow to adopt our approach that may replace, limit or compete with their existing systems. If we are unable to complete the buildout of our IBX centers in a timely manner, other companies may be able to attract the same potential customers that we are targeting. Once customers are located in our competitors' facilities, it will be extremely difficult to convince them to relocate to our IBX centers.

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

      To date, we have experienced difficulties implementing and upgrading our management information systems. We have hired a permanent Chief Information Officer and may need additional information technology personnel to upgrade and operate our management information systems. If we are unable to hire and retain such personnel, and successfully upgrade and operate adequate management information systems to support our growth effectively, our business will be materially and adversely affected.

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

      If there is a change of control of Equinix, we may be required under our indenture and our senior secured credit facility to repurchase or repay the debt outstanding under those agreements.

      Change of control provisions in our indenture and senior secured credit facility could limit the price that investors might be willing to pay in the future for shares of our common stock and significantly impede the ability of the holders of our common stock to change management because the change in control provisions of these agreements can trigger the repayment of the debt outstanding under those agreements.

      We are subject to securities class action litigation, which may harm our business and results of operations.

      In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We are a party to the securities class action litigation described in Part II, Item 1 - "Legal Proceedings" of this report. The defense of the litigation described in Part II, Item 1 may increase our expenses and divert our management's attention and resources, and an adverse outcome in this litigation could seriously harm our business and results of operations. In addition, we may in the future be the target of other securities class action or similar litigation.

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

     The fair market value of our 13% senior notes due 2007 is based on quoted market prices. The estimated fair value of our 13% senior notes due 2007 as of June 30, 2001 is approximately $100 million.

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

     We have entered into a number of lease agreements in Europe for which our liabilities are denominated in foreign currency. As of June 30, 2001, we also had foreign currency commitments relating to the initiation of our business within Europe. We use forward exchange contracts to hedge a portion of our liabilities which are denominated in foreign currencies. The Company's forward exchange contracts as of June 30, 2001, which mature during 2001, are represented below (in thousands):

     ----------------------------------------------------------------------------------------------------------
      Contract to receive         Foreign Currency    Contract Amount in US$    Change in Fair Market Value as
      currency / Pay US$          Contract amount                               of June 30, 2001
     ----------------------------------------------------------------------------------------------------------
         British Pounds              (pounds)560                 $830                         $42
     ----------------------------------------------------------------------------------------------------------

     Assuming a 10% increase in the value of the U.S. dollar relative to the British Pound, and a 10% decrease in the value of the U.S. dollar relative to the British Pound, the aggregate fair value of these foreign currency commitments as hedged would be approximately $747,000 and $913,000, respectively.

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

   PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings.

          On July 30, 2001 and August 8, 2001, putative shareholder class action lawsuits were filed against Equinix, certain of its officers and directors, and several investment banks that were underwriters of our initial public offering. The cases were filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased our stock between August 10, 2000 and December 6, 2000. The suits allege that the underwriter defendants agreed to allocate stock in Equinix's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for our initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. It is possible that additional similar complaints may also be filed. Equinix and its officers and directors intend to defend the action vigorously. We believe that more than one hundred other companies have been named in nearly identical lawsuits that have been filed by some of the same plaintiffs' law firms.

Item 2.   Changes in Securities and Use of Proceeds.

         (a) Modification of Constituent Instruments.

             None.

         (b) Change in Rights.

             None.

         (c) Issuance of Securities.

             On June 26, 2001, we issued a warrant to purchase 37,500 shares of our common stock with an exercise price of $4.00 per share to Heller Financial Leasing, Inc. ("Heller") in connection with a Loan Agreement dated June 26, 2001 between Heller and the Company.

             The sale of the above securities was determined to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. In addition, the recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof. All recipients had adequate access, through their relationships with us, to information about us.

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

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders of the Company was held on June 1, 2001 in Mountain View, California. The table below presents the voting results of election of our Board of Directors:

                                               Affirmative    Negative       Votes       Broker's
                                                  Votes         Votes      Withheld     Non-Votes
          Albert M. Avery IV.............      32,304,766     1,217,327       --           --
          Peter F. Van Camp..............      32,309,796     1,212,297       --           --
          Scott Kriens...................      31,888,888     1,633,205       --           --
          Andrew S. Rachleff.............      33,438,108        83,985       --           --
          John G. Taysom.................      33,442,758        79,335       --           --
          Michelangelo Volpi.............      33,438,088        84,005       --           --

     The stockholders also approved the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2001. The table below presents the voting results:

                                               Affirmative    Negative     Votes       Broker's
                                                  Votes         Votes    Withheld     Non-Votes
     Ratification of independent
        accountants.................           33,475,008        41,115    5,970        --

Item 5.   Other Information.

         Effective June 1, 2001, Dawn G. Lepore resigned from our Board of Directors and all subcommittees thereof.

Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits.

  Exhibit
  Number                              Description of Document
-----------     ----------------------------------------------------------------
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

10.31***+       Lease Agreement with Burlington Associates III Limited
                Partnership, dated as of July 24, 2000.
10.32***+       Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A.
                Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff
                AG von 1890, dated as of August 7, 2000.
10.33***+       Lease Agreement with Quattrocento Limited, dated as of June 1,
                2000.
10.34***        Lease Agreement with ARE-2425/2400/2450 Garcia Bayshore, LLC, dated as of March 20, 2000.
10.35***        First Supplement to the Lease Agreement with Naxos Schmirdelwerk
                Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine
                Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of
                October 11, 2000.
10.36****       Credit and Guaranty Agreement for $150,000,000 Senior Secured
                Credit Facilities, dated as of December 20, 2000.
10.37****+      Lease Agreement with Quattrocentro Limited, dated as of June 9,
                2000.
10.38****+      Lease Agreement with Compagnie des Entrepots et Magasins
                Generaux de Paris, dated as of July 28, 2000.
10.39****+      Second Supplement to the Lease Agreement with Naxos
                Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft
                Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of December 22, 2000.
10.40****       Third Supplement to the Lease Agreement with Naxos Schmirdelwerk
                Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine
                Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of March
                8, 2001.
10.41+          Fourth Supplement to the Lease Agreement with Naxos
                Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft
                Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, acting in partnership under the name Naxos-Union
                Grundstucksverwaltungsgesellschaft GbR, dated as of July 3,
                2001.
10.42+          First Amendment to Deed of Lease with TrizecHahn Beaumeade
                Technology Center LLC, dated as of March 22, 2001.
10.43+          First Lease Amendment Agreement with Market Halsey Urban
                Renewal, LLC, dated as of May 23, 2001.
10.44+          First Amendment to Lease with Nexcomm Asset Acquisition I, L.P., dated as of April 18, 2000.
10.45+          Amendment to Lease Agreement with Burlington Realty Associates
                III Limited Partnership, dated as of December 18, 2000.
16.1*           Letter regarding change in certifying accountant.
21.1****        Subsidiaries of Equinix.
24.1****        Power of Attorney.


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

                                 EQUINIX, INC.


Date: August 14, 2001

                                 By:           /s/ PHILIP J. KOEN
                                     -------------------------------------------
                                         Interim Chief Financial Officer and
                                               Chief Operating Officer


                                               /s/ KEITH D. TAYLOR
                                     -------------------------------------------
                                              Vice President, Finance
                                    (Principal Financial and Accounting Officer)