Form 10-Q
period 2001-09-30
EQUINIX INC
filed 2001-11-13
CIK 1101239

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ________________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to ____________


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No ___ and (2) has been
                                                  ---
subject to such filing requirements for the past 90 days. Yes  X . No ___.
                                                              ---
     The number of shares outstanding of the Registrant's Common Stock as of September 30, 2001 was 80,034,668.


================================================================================

                                  EQUINIX, INC.

                                      INDEX

                                                                                                 Page
                                                                                                  No.
  Part I. Financial Information

Item 1.     Condensed Consolidated Balance Sheets as of September 30, 2001 and
            December 31, 2000 .................................................................     3

            Condensed Consolidated Statements of Operations for the Three and Nine Months
            Ended September 30, 2001 and 2000 .................................................     4

            Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
            September 30, 2001 and 2000 .......................................................     5

            Notes to Condensed Consolidated Financial Statements ..............................     6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations ........................................................................    16

Item 3.     Qualitative and Quantitative Disclosures About Market Risk ........................    32

  Part II. Other Information

Item 1.     Legal Proceedings .................................................................    33

Item 2.     Changes in Securities and Use of Proceeds .........................................    33

Item 3.     Defaults Upon Senior Securities ...................................................    34

Item 4.     Submission of Matters to a Vote of Security Holders ...............................    34

Item 5.     Other Information .................................................................    34

Item 6.     Exhibits and Reports on Form 8-K ..................................................    35

Signature .....................................................................................    37

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                                  EQUINIX, INC.

                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                           September 30,   December 31,
                                                                                2001           2000
                                                                           -------------   ------------
                                                                                    (unaudited)
                                     Assets
Current assets:
    Cash and cash equivalents ........................................       $  84,651      $ 174,773
    Short-term investments ...........................................          81,191         32,437
    Accounts receivable, net .........................................           8,250          4,925
    Current portion of restricted cash and short-term investments ....           4,699         15,468
    Prepaids and other current assets ................................           8,212         10,373
                                                                             ---------      ---------
        Total current assets .........................................         187,003        237,976
Property and equipment, net ..........................................         327,278        315,380
Construction in progress .............................................          91,066         94,894
Restricted cash and short-term investments, less current portion .....          27,875         21,387
Debt issuance costs, net .............................................          10,900         11,916
Other assets .........................................................           4,617          1,932
                                                                             ---------      ---------
        Total assets .................................................       $ 648,739      $ 683,485
                                                                             =========      =========
                      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses ............................       $  20,814      $  13,717
    Accrued construction costs .......................................          27,500         89,343
    Current portion of senior secured credit facility ................          45,000             --
    Current portion of debt facilities and capital lease obligations..           7,025          4,426
    Accrued interest payable .........................................          10,410          2,167
    Other current liabilities ........................................           2,179          1,646
                                                                             ---------      ---------
        Total current liabilities ....................................         112,928        111,299
Debt facilities and capital lease obligations, less current portion...           8,082          6,506
Senior secured credit facility, less current portion .................         105,000             --
Senior notes .........................................................         187,387        185,908
Other liabilities ....................................................           7,617          4,656
                                                                             ---------      ---------
        Total liabilities ............................................         421,014        308,369
                                                                             ---------      ---------

Stockholders' equity:
    Common stock .....................................................              80             77
    Additional paid-in capital .......................................         543,837        553,070
    Deferred stock-based compensation ................................         (14,454)       (38,350)
    Accumulated other comprehensive income ...........................             830          1,919
    Accumulated deficit ..............................................        (302,568)      (141,600)
                                                                             ---------      ---------
        Total stockholders' equity ...................................         227,725        375,116
                                                                             ---------      ---------
        Total liabilities and stockholders' equity ...................       $ 648,739      $ 683,485
                                                                             =========      =========

     See accompanying notes to condensed consolidated financial statements.

                                  EQUINIX, INC.

                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                Three months ended          Nine months ended
                                                                   September 30,               September 30,
                                                               ----------------------    ----------------------
                                                                  2001         2000         2001         2000
                                                               ---------    ---------    ---------    ---------
                                                                                   (unaudited)
Revenues ...................................................   $  17,178    $   3,933    $  45,948    $   4,961
                                                               ---------    ---------    ---------    ---------
Costs and operating expenses:
      Cost of revenues (includes stock-based
        compensation of $19, $220, $412 and
        $434 for the three and nine months
        ended September 30, 2001 and 2000,
        respectively) ......................................      24,597       12,639       74,593       21,262
      Sales and marketing (includes
        stock-based compensation of $496,
        $2,351, $2,344 and $5,321 for the
        three and nine months ended September
        30, 2001 and 2000, respectively) ...................       3,982        5,046       13,274       13,754
      General and administrative (includes
        stock-based compensation of $2,384,
        $7,515, $13,285 and $14,361 for the
        three and nine months ended September
        30, 2001 and 2000, respectively) ...................      12,621       16,198       47,013       38,367
      Restructuring charge .................................      48,565           --       48,565           --
                                                               ---------    ---------    ---------    ---------

             Total costs and operating
                expenses ...................................      89,765       33,883      183,445       73,383
                                                               ---------    ---------    ---------    ---------

Loss from operations .......................................     (72,587)     (29,950)    (137,497)     (68,422)
     Interest income .......................................       2,318        4,347        9,477       11,879
     Interest expense ......................................     (11,305)      (6,482)     (32,948)     (20,362)
                                                               ---------    ---------    ---------    ---------

Net loss ...................................................   $ (81,574)   $ (32,085)   $(160,968)   $ (76,905)
                                                               =========    =========    =========    =========

Net loss per share:
      Basic and diluted ....................................   $   (1.03)   $   (0.70)   $   (2.07)   $   (3.45)
                                                               =========    =========    =========    =========

      Weighted average shares ..............................      79,058       45,534       77,843       22,289
                                                               =========    =========    =========    =========

     See accompanying notes to condensed consolidated financial statements.

                                  EQUINIX, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                         Nine months ended
                                                                                             September 30,
                                                                                        ----------------------
                                                                                           2001         2000
                                                                                        ---------    ---------
                                                                                                (unaudited)
Cash flows from operating activities:
    Net loss ........................................................................   $(160,968)   $ (76,905)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation .................................................................      36,444        6,830
       Amortization of deferred stock-based compensation ............................      16,041       20,115
       Amortization of debt-related issuance costs and discounts ....................       5,884        2,990
       Allowance for doubtful accounts ..............................................         192           --
       Restructuring charge .........................................................      48,565           --
       Changes in operating assets and liabilities:
           Accounts receivable ......................................................      (3,517)      (5,242)
           Prepaids and other current assets ........................................         102       (2,349)
           Other assets .............................................................      (2,685)        (987)
           Accounts payable and accrued expenses ....................................        (807)       6,144
           Accrued restructuring charge .............................................        (574)          --
           Accrued interest payable .................................................       8,243        7,197
           Other current liabilities ................................................         533        2,746
           Other liabilities ........................................................         490        2,114
                                                                                        ---------    ---------
               Net cash used in operating activities ................................     (52,057)     (37,347)
                                                                                        ---------    ---------
Cash flows from investing activities:
    Purchase of short-term investments ..............................................    (150,621)     (52,710)
    Sales and maturities of short-term investments ..................................     102,165       35,717
    Purchases of property and equipment .............................................     (77,160)    (272,400)
    Accrued construction costs ......................................................     (61,843)      51,364
    Purchase of restricted cash and short-term investments ..........................     (25,325)     (18,540)
    Sale of restricted cash and short-term investments ..............................      20,972       13,000
                                                                                        ---------    ---------
               Net cash used in investing activities ................................    (191,812)    (243,569)
                                                                                        ---------    ---------
Cash flows from financing activities:
    Proceeds from exercise of stock options and employee stock purchase plan ........       1,877        3,308
    Proceeds from initial public offering of common stock, net ......................          --      251,710
    Proceeds from issuance of debt facilities and capital lease obligations .........     158,004        6,884
    Debt issuance costs .............................................................        (522)          --
    Repayment of debt facilities and capital lease obligations ......................      (4,207)      (4,687)
    Proceeds from issuance of redeemable convertible preferred stock, net ...........          --       94,418
    Repurchase of common stock ......................................................         (18)         (13)
                                                                                        ---------    ---------
               Net cash provided by financing activities ............................     155,134      351,620
                                                                                        ---------    ---------
Effect of foreign currency exchange rates on cash and cash equivalents ..............      (1,387)          --
Net increase (decrease) in cash and cash equivalents ................................     (90,122)      70,704
Cash and cash equivalents at beginning of period ....................................     174,773      203,165
                                                                                        ---------    ---------
Cash and cash equivalents at end of period ..........................................   $  84,651    $ 273,869
                                                                                        =========    =========
    Supplemental cash flow information:
       Cash paid for interest .......................................................   $  19,487    $  14,135
                                                                                        =========    =========



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

     The accompanying consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern. Since its inception, the Company has been successful in completing several rounds of financing. During the same period, the Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the year ended December 31, 2000, the Company incurred a loss from operations of $107.1 million and negative cash flows from operations of $68.1 million. For the nine months ended September 30, 2001, the Company incurred a loss from operations of $137.5 million and negative cash flows from operations of $52.1 million. As of September 30, 2001, the Company had an accumulated deficit of $302.6 million.

     The Company expects that cash on hand and anticipated cash flow from operations should be sufficient to complete its seventh IBX center by the end of 2001. Assuming sufficient customer demand and the availability of additional financing, the Company may build or buy additional IBX centers and expand certain existing IBX centers. The Company is continually evaluating the location, number and size of its facilities based upon the availability of suitable sites, financing and customer demand. If the Company cannot raise additional funds on acceptable terms or its losses exceed expectations, the Company may delay or permanently reduce its rollout plans. Additional financing may take the form of debt or equity. If the Company is unable to raise additional funds to further its rollout, the Company anticipates that its existing cash and the cash flow generated from the seven IBX centers, for which the Company has obtained financing, will be sufficient to meet the working capital, debt service and corporate overhead requirements associated with those IBX centers for the foreseeable future. Failure to generate sufficient revenues, raise additional capital, reduce certain discretionary spending or meet certain financial covenants could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

                                  EQUINIX, INC.

2. Cash, Cash Equivalents and Short-Term Investments

     On January 2, 2001, the Company drew down the $50,000,000 term loan made available through the Senior Secured Credit Facility (see Note 7). On March 5, 2001, the Company drew down the $75,000,000 term loan made available through the Senior Secured Credit Facility (see Note 7). On March 30, 2001, the Company received the $3,004,000 proceeds from the Wells Fargo Loan (see Note 7). On June 27, 2001, the Company drew down the $25,000,000 revolving credit facility made available through the Senior Secured Credit Facility (see Note 7). On June 29, 2001, the Company received the $5,000,000 proceeds from the Heller Loan (see
Note 7).

     On October 16, 2001, the Company repaid $50,000,000 of the Senior Secured Credit Facility. The Company subsequently re-borrowed $5,000,000 under the Amended and Restated Senior Secured Credit Facility (see Note 16).

3. Restricted Cash and Short-Term Investments

     In September 2001, in connection with the amendment of one of the Company's long-term operating leases, the Company posted a letter of credit totaling $15,450,000, including $450,000 for future letter of credit fees (see Note 9).

     During the quarter ended September 30, 2001, the Company recorded a restructuring charge as part of its revised European services strategy. Part of this restructuring charge included the write-off of $8,634,000 related to several letters of credit related to the Company's long-term European operating leases (see Note 14).

4. Accounts Receivable

     Accounts receivables, net, consists of the following (in thousands):

                                                         September 30,   December 31,
                                                              2001           2000
                                                         -------------   ------------
                                                           (unaudited)
         Accounts receivable ...........................   $  14,302      $   8,670
         Unearned revenue ..............................      (5,612)        (3,137)
         Allowance for doubtful accounts ...............        (440)          (608)
                                                           ---------      ---------
                                                           $   8,250      $   4,925
                                                           =========      =========

5. Property and Equipment

     Property and equipment is comprised of the following (in thousands):

                                                         September 30,   December 31,
                                                              2001          2000
                                                         -------------   ------------
                                                            (unaudited)
         Leasehold improvements ........................   $ 279,120      $ 243,851
         IBX plant and machinery .......................      51,641         51,305
         Computer equipment and software ...............      17,061         12,438
         IBX equipment .................................      26,352         21,960
         Furniture and fixtures ........................       3,042          1,241
                                                           ---------      ---------
                                                             377,216        330,795
         Less accumulated depreciation .................     (49,938)       (15,415)
                                                           ---------      ---------
                                                           $ 327,278      $ 315,380
                                                           =========      =========

                                  EQUINIX, INC.

     Leasehold improvements, certain computer equipment, IBX plant and machinery, software and furniture and fixtures recorded under capital leases aggregated $5,999,000 at both September 30, 2001 and December 31, 2000. Amortization on the assets recorded under capital leases is included in depreciation expense.

     Included within leasehold improvements is the value attributed to the earned portion of several warrants issued to certain fiber carriers and our contractor totaling $6,712,000 and $5,761,000 as of September 30, 2001 and December 31, 2000, respectively. Amortization on such warrants within leasehold improvements is included in depreciation expense.

6. Construction in Progress

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

     Included within construction in progress is the value attributed to the unearned portion of warrants issued to certain fiber carriers and our contractor totaling $1,862,000 as of September 30, 2001 and $6,270,000 as of December 31, 2000.

     Interest incurred is capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, Capitalization of Interest Costs. Total interest cost incurred and total interest capitalized during the three and nine months ended September 30, 2001, was $11,808,000 and $503,000 and $34,121,000
and $1,173,000, respectively. Total interest cost incurred and total interest capitalized during the three and nine months ended September 30, 2000, was $7,979,000 and $1,497,000 and $23,826,000 and $3,464,000, respectively.

     During the quarter ended September 30, 2001, the Company recorded a restructuring charge as part of its revised European services strategy. Part of this restructuring charge included the write-down of $29,260,000 in European construction in progress assets to their net realizable value (see Note 14).

7. Debt Facilities

   Heller Loan

     In June 2001, the Company obtained a $5,000,000 loan from Heller Financial Leasing, Inc. (the "Heller Loan"). Repayments on the Heller Loan are made over 36 months and interest accrues at 13.0% per annum. The Heller Loan is secured by certain equipment located in the New York metropolitan area IBX center.

     In connection with the Heller Loan, the Company granted Heller Financial Leasing, Inc. a warrant to purchase 37,500 shares of the Company's common stock at $4.00 per share (the "Heller Warrant"). This warrant is immediately exercisable and expires in five years from the date of grant. The fair value of the warrant using the Black-Scholes option pricing model was $18,000 with the following assumptions: fair market value per share of $1.13, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 5% and a contractual life of 5 years. Such amount was recorded as a discount to the applicable loan amount, and is being amortized to interest expense using the effective interest method, over the life of the loan.

                                  EQUINIX, INC.

   Wells Fargo Loan

     In March 2001, the Company obtained a $3,004,000 loan from Wells Fargo Equipment Finance, Inc. (the "Wells Fargo Loan"). Repayments on the Wells Fargo Loan are made over 36 months and interest accrues at 13.15% per annum. The Wells Fargo Loan is secured by certain equipment located in the New York metropolitan area IBX center currently under construction.

   Senior Secured Credit Facility

     On December 20, 2000, the Company and a newly created, wholly-owned subsidiary of the Company, entered into a $150,000,000 Senior Secured Credit Facility (the "Senior Secured Credit Facility") with a syndicate of lenders. The Senior Secured Credit Facility consisted of the following:

 .    Term loan facility in the amount of $50,000,000. The outstanding term loan amount is required to be paid in quarterly installments beginning in March 2003 and ending in December 2005. The Company drew this down in January 2001.

 .    Delayed draw term loan facility in the amount of $75,000,000. The Company was required to borrow the entire facility on or before December 20, 2001. The outstanding delayed draw term loan amount is required to be paid in quarterly installments beginning in March 2003 and ending in December 2005. The Company drew this down in March 2001.

 .    Revolving credit facility in an amount up to $25,000,000. The outstanding revolving credit facility is required to be paid in full on or before December 15, 2005. The Company drew this down in June 2001.

     The Senior Secured Credit Facility has a number of covenants, which included achieving certain minimum revenue targets and limiting cumulative EBITDA losses and maximum capital spending limits among others. As of September 30, 2001, the Company was not in compliance with one of these covenants. However, the syndicate of lenders provided a forbearance and, subsequent to September 30, 2001, the Company successfully completed the renegotiation of the Senior Secured Credit Facility and amended certain of our covenants to more accurately reflect the current economic environment as part of the Amended and Restated Senior Secured Credit Facility (see Note 16).

     Borrowings under the Senior Secured Credit Facility are collateralized by a first priority lien against substantially all of the Company's assets.

      Loans under the Senior Secured Credit Facility bear interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR. At September 30, 2001, the Company's total indebtedness under the Senior Secured Credit Facility was $150,000,000 and had an effective interest rate of 7.83%. Interest on the Senior Secured Credit Facility is paid at various dates depending on the date of each drawdown; however, no less frequently than quarterly. As of September 30, 2001, accrued interest payable for the Senior Secured Credit Facility totaled $1,743,000.

     The costs related to the issuance of the Senior Secured Credit Facility were capitalized and are being amortized to interest expense using the effective interest method, over the life of the Senior Secured Credit Facility. Debt issuance costs, net of amortization, are $5,170,000 and $5,966,000 as of September 30, 2001 and December 31, 2000, respectively.

     In October 2001, the Company amended and restated the Senior Secured Credit Facility. As a result of this amendment, the Company repaid $50,000,000 of the Senior Secured Credit Facility, of which $25,000,000 represented a permanent reduction and $25,000,000 represented a temporary reduction. The Company subsequently re-borrowed $5,000,000 under the Amended and Restated Senior Secured Credit Facility. In addition, the rate of interest and frequency of interest payments was amended (see Note 16).

                                  EQUINIX, INC.

8. Stockholders' Equity

   Stock Plans

     On January 1, 2001, pursuant to the provisions of the Company's stock plans, the number of common shares reserved automatically increased by 4,618,731 shares for the 2000 Equity Incentive Plan, 600,000 shares for the Employee Stock Purchase Plan and 50,000 shares for the 2000 Director Stock Option Plan.

     On January 31, 2001, a total of 222,378 shares were purchased under the Employee Stock Purchase Plan with total proceeds to the Company of $1,122,000. On July 31, 2001, a total of 303,300 shares were purchased under the Employee Stock Purchase Plan with total proceeds to the Company of $361,000.

     In September 2001, the Company adopted the 2001 Supplemental Stock Plan (the "2001 Plan"), in which a total of 5,000,000 shares of the Company's common stock are available for issuance upon grant in accordance with the terms of the 2001 Plan.

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

     During the quarter ended March 31, 2001, certain holders of Senior Note Warrants exercised their warrants resulting in 1,283,069 shares of the Company's common stock being issued. A total of 1,755,781 shares underlying these Senior Note Warrants remain outstanding as of September 30, 2001.

     In September 2001, the Company amended and restated the Worldcom Venture Fund Warrant, issued in June 2000, and reduced the total number of shares available to purchase to 295,000 shares of the Company's common stock at $5.33 per share, which had been previously earned. In return for providing services to the New York metropolitan area IBX center, which is currently under construction, the Company issued two new warrants to the Worldcom Venture Fund. The first new warrant is to purchase 355,000 shares of the Company's common stock at $0.01 per share, of which 150,000 shares are immediately vested and exercisable (the "Second Worldcom Venture Fund Warrant"). The second new warrant is to purchase 245,000 shares of the Company's common stock at $0.01 per share (the "Third Worldcom Venture Fund Warrant"). All Worldcom Venture Fund warrants expire five years from the date of grant. The unearned portion of the Second Worldcom Venture Fund Warrant and the Third Worldcom Venture Fund Warrant will be fully earned and exercisable at such time as Worldcom provides services, as defined in the warrant agreements, to the New York metropolitan area IBX center. The unearned portion of the Second Worldcom Venture Fund Warrant and the Third Worldcom Venture Fund Warrant are subject to a reduction in shares if there are Worldcom-caused delays in providing Worldcom service by the opening date of the New York metropolitan area IBX center. The earned portion of the Second Worldcom Venture Fund Warrant was valued at $56,000 using the Black-Scholes option-pricing model and has been recorded initially to construction in progress until installation is complete. The following assumptions were used in determining the fair value of the earned portion of this warrant: fair market value per share of $0.38, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 3.00% and a contractual life of 5 years. The unearned portion of the Second Worldcom Venture Fund Warrant and the Third Worldcom Venture Fund Warrant will be valued at the time that they are earned.

                                  EQUINIX, INC.

9.  Commitments and Contingencies

     In September 2001, the Company amended one of its long-term operating leases for certain unimproved real property in San Jose, California. Previously, the Company posted a letter of credit in the amount of $10,000,000 and was required to increase the letter of credit by $25,000,000 to an aggregate of $35,000,000 if the Company did not meet certain development and financing milestones. The Company successfully re-negotiated the letter of credit provision in the operating lease whereby the aggregate obligation was reduced by $10,000,000 to $25,000,000 provided the Company agreed to post an additional letter of credit totaling $15,000,000 prior to September 30, 2001. In addition, the operating lease commitments, for the 12-month period ending September 2002, were reduced by $3,000,000 provided the Company prepaid a full year of lease payments. The benefit of this reduction will be amortized to rent expense over the full term of the lease. The additional letter of credit was funded prior to September 30, 2001 and the rent pre-payment was funded subsequent to September 30, 2001.

     During the quarter ended September 30, 2001, putative shareholder class action lawsuits were filed against the Company, certain of its officers and directors, and several investment banks that were underwriters of the Company's initial public offering. The suits allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company's initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. The Company and its officers and directors intend to defend the action vigorously. The Company believes that more than one hundred other companies have been named in nearly identical lawsuits that have been filed by some of the same plaintiffs' law firms. The Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material effect on the Company's consolidated financial position or results of operations, although there can be no assurance as to the outcome of such litigation.

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

10. Related Party Transactions

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

                                  EQUINIX, INC.

11. Comprehensive Loss

     The components of comprehensive loss are as follows (in thousands) (unaudited):

                                                 Three months ended        Nine months ended
                                                    September 30,            September 30,
                                               ----------------------    ----------------------
                                                  2001         2000         2001         2000
                                               ---------    ---------    ---------    ---------
Net loss ...................................   $ (81,574)   $ (32,085)   $(160,968)   $ (76,905)
Unrealized gain (loss) on available for sale
   securities ..............................       1,554          (74)      (1,387)        (126)
Foreign currency translation loss ..........         209           33          298           33
                                               ---------    ---------    ---------    ---------
Comprehensive loss .........................   $ (79,811)   $ (32,126)   $(162,057)   $ (76,998)
                                               =========    =========    =========    =========

     There were no significant tax effects on comprehensive loss for the three and nine months ended September 30, 2001 and 2000.

12. Net Loss per Share

     Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding. Options, warrants and preferred stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data) (unaudited):


                                                    Three months ended        Nine months ended
                                                       September 30,            September 30,
                                                  ----------------------    ----------------------
                                                     2001         2000         2001         2000
                                                  ---------    ---------    ---------    ---------
Numerator:
    Net loss ..................................   $ (81,574)   $ (32,085)   $(160,968)   $ (76,905)
                                                  =========    =========    =========    =========

Historical:
    Denominator:
    Weighted average shares ...................      81,656       50,908       81,149       27,586
    Weighted average unvested shares subject to
        repurchase ............................      (2,598)      (5,374)      (3,306)      (5,297)
                                                  ---------    ---------    ---------    ---------

        Total weighted average shares .........      79,058       45,534       77,843       22,289
                                                  =========    =========    =========    =========

    Net loss per share:
        Basic and diluted .....................   $   (1.03)   $   (0.70)   $   (2.07)   $   (3.45)
                                                  =========    =========    =========    =========

      The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated:

                                          September 30,
                                     -----------------------
                                        2001         2000
                                     ----------   ----------
Common stock warrants ............    4,462,381    7,113,745
Common stock options .............   21,167,869    8,417,672
Common stock subject to repurchase    3,305,685    5,297,123

                                  EQUINIX, INC.

 13. Segment Information

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

      During the quarter ended September 30, 2001, the Company recorded a restructuring charge as part of its revised European services strategy. A total of $45,315,000 of the restructuring charge related to the write-off of certain European assets to their net realizable value (see Note 14). As of September 30, 2001, all of the Company's operations and assets were based in the United States with the exception of $2,228,000 of the Company's net identifiable assets based in Europe and $47,253,000 and $51,490,000 of the Company's total net loss was attributable to the development and restructuring of its European operations for the three and nine months ending September 30, 2001, respectively. As of September 30, 2000, all of the Company's operations and assets were based in the United States.

      Revenues from one customer accounted for 17% and 15%, respectively, of the Company's revenues for the three and nine months ended September 30, 2001. No other single customer accounted for more than 10% of the Company's revenues for the three and nine months ended September 30, 2001. Revenues from two customers accounted for a combined 34% and 28%, respectively, of the Company's revenues for the three and nine months ended September 30, 2000. Accounts receivables from two customers accounted for 16% and 11%, respectively, of the Company's gross accounts receivables as of September 30, 2001.

14. Restructuring Charge

      During the quarter ended September 30, 2001, the Company revised its European services strategy through the development of new partnerships with other leading international Internet exchange partners rather than build and operate its own European IBX centers. In addition, the Company initiated efforts to exit certain leaseholds relating to certain excess U.S. operating leases. Also, in September 2001, the Company implemented an approximate 15% reduction in workforce, primarily in headquarter positions, in an effort to reduce operating costs. As a result, the Company took a total restructuring charge of $48,565,000 primarily related to the write-down of European construction in progress assets to their net realizable value, the write-off of several European letters of credit related to several European operating leases, the accrual of European and U.S. leasehold exit costs and the severance accrual related to the reduction in workforce. The remaining European construction in progress as of September 30, 2001, totaling $2,228,000, represents assets purchased during pre-construction activities that are now held for resale. Due to the current economic environment, the resale of this equipment may take longer than one year. As of September 30, 2001, the Company has successfully surrendered one of the European leases. The Company expects to successfully complete the exit of the remaining leases during 2002. The reduction in workforce is expected to be substantially complete during the fourth quarter of 2001.

                                  EQUINIX, INC.

      A summary of the restructuring charge is outlined as follows (in thousands):

                                                                                                       Accrued
                                                                                                    restructuring
                                                     Total                                           charge as of
                                                 restructuring      Non-cash           Cash         September 30,
                                                    charge           charges         payments            2001
                                                 --------------    ------------    -------------    ---------------
Write-down of European construction in
   progress ..................................   $     29,260      $   (29,260)    $        --      $           --
Write-off of European letters of credit ......          8,634           (8,634)             --                  --
European lease exit costs ....................          6,368           (2,059)           (335)              3,974
European legal fees and other charges ........          1,053               --              --               1,053
U.S. lease exit costs ........................          2,000               --              --               2,000
Workforce reduction ..........................          1,250             (134)           (239)                877
                                                 --------------    ------------    -------------    ---------------
                                                 $     48,565      $   (40,087)    $      (574)     $        7,904
                                                 ==============    ============    =============    ===============

15. Recent Accounting Pronouncements

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

     On July 20, 2001 the FASB issued SFAS No. 141, Business Combinations ("SFAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142").

     SFAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), Business Combinations, and is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. One of the most significant changes made by SFAS 141 is to require the use of the purchase method of accounting for all business combinations initiated after June 30, 2001.

     SFAS 142 supercedes Accounting Principles Board Opinion No. 17 (APB 17), Intangible Assets, but will carry forward provisions in APB 17 related to internally developed intangible assets. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and is effective for fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 will be permitted for companies with a fiscal year beginning after March 15, 2001, provided their first quarter financial statements have not been previously issued. In all cases, SFAS 142 must be adopted at the beginning of a fiscal year. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

     The Company does not expect the adoption of either SFAS 141 or SFAS 142 will have a material effect on its consolidated financial statements.

                                  EQUINIX, INC.

     On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002. The Company is currently evaluating the impacts of the adoption of SFAS 144 to its financial statements.

16. Subsequent Events

      In October 2001, the Company amended and restated the Senior Secured Credit Facility (the "Amended and Restated Senior Secured Credit Facility") (see Note 7). As required under this amendment, the Company repaid $50,000,000 of the $150,000,000 Senior Secured Credit Facility outstanding as of September 30, 2001, of which $25,000,000 represented a permanent reduction. As such, the Amended and Restated Senior Secured Credit Facility provides a total of $125,000,000 of debt financing and consists of the following:

        . Term loan facility, redesignated as tranche A, in the amount of $100,000,000, which represents the remaining $100,000,000 outstanding after repayment of the $50,000,000 in October 2001.

        . Term loan facility, redesignated as tranche B, in the amount of $25,000,000, of which $5,000,000 was immediately drawn with the remaining $20,000,000 available for borrowing during a future designated period.

      Repayment of principal under the Amended and Restated Senior Secured Credit Facility begins in March 2003 with final principal payment occurring by December 2005. Interest rates on the Amended and Restated Senior Secured Credit Facility were increased by 0.50% and the frequency of interest payments has been amended to monthly from quarterly.

      As part of the Amended and Restated Senior Secured Credit Facility, the syndicate of lenders reset and modified the various covenants related to the Senior Secured Credit Facility to more accurately reflect the current economic environment. In addition to resetting the existing financial covenants, a new covenant requiring minimum cash balances was added.

      As a result of amending and restating the Senior Secured Credit Facility, the Company incurred total fees of approximately $1,477,000, which have been added to debt issuance costs and will be amortized to interest expense using the effective interest method over the remaining life of the Amended and Restated Senior Secured Credit Facility.

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

                                    Overview

     Equinix, Inc. ("Equinix", the "Company", "we" or "us") designs, builds and operates neutral Internet Business Exchange ("IBX") centers where Internet businesses place their equipment and their network facilities in order to interconnect with each other to improve Internet performance. Our neutral IBX centers and Internet exchange services enable network service providers, enterprises, content providers, managed service providers and other Internet infrastructure companies to directly interconnect with each other for increased performance. Equinix currently has IBX centers totaling an aggregate of 611,000 gross square feet in the Washington, D.C. metropolitan area, the New York metropolitan area, Silicon Valley, Dallas, Los Angeles and Chicago. We intend to complete construction of one additional IBX center during the fourth quarter of 2001 in the New York metropolitan area, resulting in seven IBX centers covering six domestic markets in the United States.

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

     Our cost of revenues consists primarily of lease payments on our existing and proposed IBX centers, site employees' salaries and benefits, utility costs, amortization and depreciation of IBX center build-out costs and equipment and engineering, power, redundancy and security systems support and services. In addition, cost of revenues includes certain costs related to real estate obtained for future IBX centers in the United States. We will continue to fund these costs and they will be expensed as incurred. We expect our cost of revenues to increase as we open our new IBX center and as we continue to expand our customer base. Through September 30, 2001, cost of revenues included certain costs related to real estate obtained for future IBX centers in Europe. During the quarter ended September 30, 2001, the Company recorded a restructuring charge of $48.6 million, of which $45.3 million is due to its revised European services strategy to partner with existing Internet exchange companies in Europe rather than build and operate its own centers and approximately $1.0 million is related to anticipated excess U.S. leasehold exit costs.

     Our selling, general and administrative expenses consist primarily of costs associated with recruiting, training and managing of employees, salaries and related costs of our operations, customer fulfillment and support functions costs, finance and administrative personnel and related professional fees. During the third quarter 2001, the Company took a restructuring charge of $48.6 million, of which $1.3 million was related to an approximate 15% reduction in workforce, primarily in various headquarter functions, in an effort to streamline costs and approximately $1.0 million was related to the leasehold exit costs for excess office space in the U.S. Furthermore, the Company has implemented several cost savings initiatives and will continue to closely monitor its spending. As a result, selling, general and administrative expenses are not expected to increase until such time as the Company reaches certain pre-determined levels of profitability.

     We recorded deferred stock-based compensation in connection with stock options granted during 2000, 1999 and 1998, respectively, where the deemed fair market value of the underlying common stock was subsequently determined to be greater than the exercise price on the date of grant. Approximately $2.9 million and $16.0 million was amortized to stock-based compensation expense for the three and nine months ended September 30, 2001, respectively. Approximately $10.1 million and $20.1 million was amortized to stock-based compensation expense for the three and nine months ended September 30, 2000, respectively. The options granted are typically subject to a four-year vesting period. We are amortizing the deferred stock-based compensation on an accelerated basis over the vesting periods of the applicable options in accordance with FASB Interpretation No. 28. The remaining $14.5 million of deferred stock-based compensation will be amortized over the remaining vesting periods. We expect amortization of deferred stock-based compensation expense to impact our reported results through December 31, 2004.

     Our adjusted net loss before net interest and other expense, income taxes, depreciation and amortization of capital assets, amortization of stock-based compensation, restructuring charges and other non-cash charges ("Adjusted EBITDA") is calculated to enhance an understanding of our operating results. Adjusted EBITDA is a financial measurement commonly used in capital-intensive telecommunication and infrastructure industries. Other companies may calculate Adjusted EBITDA differently than we do. It is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles nor a measure of liquidity. We measure Adjusted EBITDA at both the IBX center and total company level.

     Since inception, we have experienced operating losses and negative cash flow. As of September 30, 2001 we had an accumulated deficit of $302.6 million and accumulated cash used in operating and construction activities of $594.2 million. Given the revenue and income potential of our service offerings is still unproven and we have a limited operating history, we may not generate sufficient operating results to achieve desired profitability. We therefore believe that we will continue to experience operating losses for the foreseeable future. See "Other Factors Affecting Operating Results".

Results of Operations

Three Months Ended September 30, 2001 and 2000

     Revenues. We recognized revenues of $17.2 million for the three months ended September 30, 2001. Revenues consisted of recurring revenues of $15.7 million primarily from the leasing of cabinet space and non-recurring revenues of $1.5 million related to the recognized portion of deferred installation revenue and custom service revenues. Installation and service fees are recognized ratably over the term of the contract. Custom service revenues are recognized upon completion of the services. We recognized revenues of $3.9 million during the three months ended September 30, 2000.

     Cost of Revenues. Cost of revenues increased from $12.6 million for the three months ended September 30, 2000 to $24.6 million for the three months ended September 30, 2001. These amounts include $2.6 million and $9.6 million, respectively, of depreciation and amortization expense. In addition to depreciation and amortization, cost of revenues consists primarily of rental payments for our leased IBX centers, site employees' salaries and benefits, utility costs, power and redundancy system engineering support services and related costs and security services. The increase in cost of revenues was due to additional leases and increased expenses related to our opening of additional IBX centers. During the quarter ended September 30, 2001, the Company incurred a $45.3 million restructuring charge related to a revised European services strategy that included accruing for leasehold exit costs related to

European leases and an approximate $1.0 million restructuring charge for anticipated U.S. leasehold exit costs for excess U.S. lease space. The Company expects that this will reduce cost of revenues commencing in fourth quarter 2001; however, these savings will be offset by increased cost of revenues associated with the opening of the New York metropolitan IBX center, including depreciation, and additional cost of revenues in existing IBX centers as the Company's installed base of customers grows.

     Sales and Marketing. Sales and marketing expenses decreased from $5.0 million for the three months ended September 30, 2000 to $4.0 million for the three months ended September 30, 2001; however, these amounts include $2.4 million and $496,000, respectively, of stock-based compensation expense, resulting in a 29% increase in period over period cash spending. Sales and marketing expenses consist primarily of compensation and related costs for the sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. The increase in sales and marketing expense resulted from the addition of personnel in our sales and marketing organizations, reflecting our increased selling effort and our efforts to develop market awareness. During the quarter ended September 30, 2001, the Company incurred a $1.3 million restructuring charge related to a reduction in workforce that included some sales and marketing staff. In addition, the Company is closely monitoring its discretionary marketing costs as the result of current market conditions. As a result, we do not expect our sales and marketing costs to increase significantly in the foreseeable future, until such time as the Company reaches certain pre-determined levels of profitability.

     General and Administrative. General and administrative expenses decreased from $16.2 million for the three months ended September 30, 2000 to $12.6 million for the three months ended September 30, 2001. These amounts include $7.5 million and $2.4 million, respectively, of stock-based compensation expense and $652,000 and $2.8 million, respectively, of depreciation and amortization expense, resulting in an 8% decrease in period over period cash spending. General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. The decrease in general and administrative expenses was primarily the result of several cost savings initiatives that the Company undertook, including some staff reductions and an overall decrease in discretionary spending. Furthermore, during the quarter ended September 30, 2001, the Company incurred a $1.3 million restructuring charge related to a reduction in workforce that included some general and administrative staff and an approximate $1.0 million restructuring charge for leasehold exit costs for excess office space in the U.S. As a result of these cost saving measures, we do not expect our general and administrative costs to increase significantly in the foreseeable future.

     Restructuring Charge. During the quarter ended September 30, 2001, the Company took a restructuring charge of $48.6 million consisting of $45.3 million related to a revised European services strategy, $2.0 million for certain anticipated excess U.S. leasehold exit costs and $1.3 million related to a reduction in workforce, primarily in selling, general and administrative functions at the Company's headquarters. During third quarter 2001, the Company decided to partner with other Internet exchange companies in Europe rather than build and operate its own centers outside of the U.S. As a result, the Company
i) recorded a write-down of its European construction in progress assets to their net realizable value and recorded a charge totaling $29.3 million, ii) accrued certain leasehold exit costs for its European leasehold interests in the amount of $6.4 million, iii) wrote-off its European letters of credit that secured the European leasehold interests in the amount of $8.6 million and iv) accrued various legal, storage and other costs totaling $1.0 million to facilitate this change in strategy. The Company expects that the cost-savings benefits of the $45.3 million European restructuring charge, which will primarily affect cost of revenues, will commence in fourth quarter 2001. However, these cost-savings will be partially offset by the increased operating costs of the New York metropolitan area IBX center. In addition, the Company incurred a $2.0 million restructuring charge for leasehold exit costs associated with certain excess U.S. leases and a $1.3 million restructuring charge related to an approximate 15% reduction in workforce in an effort to streamline and reduce the cost structure of the Company's headquarter function. The Company expects to realize the cost savings benefits of the $2.0 million U.S. lease restructuring charge and $1.3 million workforce reduction restructuring charge, commencing in the fourth quarter of 2001.

     Adjusted EBITDA. Adjusted EBITDA loss decreased from $16.6 million for the three months ended September 30, 2000 to $8.7 million for the three months ended September 30, 2001. Although many factors affect Adjusted EBITDA and costs vary from IBX market to IBX market, as of September 30, 2001, five of our six IBX centers have achieved positive Adjusted EBITDA status. We believe that Adjusted EBITDA losses peaked during the fourth quarter of 2000 and Adjusted EBITDA losses will continue to decline in as the Company approaches Adjusted EBITDA breakeven.

     Interest Income. Interest income decreased from $4.3 million for the three months ended September 30, 2000 to $2.3 million for the three months ended September 30, 2001 as a result of a decline in short-term interest rates and reduced cash, cash equivalent and short-term investments.

     Interest Expense. Interest expense increased from $6.5 million for the three months ended September 30, 2000 to $11.3 million for the three months ended September 30, 2001. The increase in interest expense was attributed to interest on the senior notes, interest related to an increase in our debt facilities and capital lease obligations, including the new senior secured credit facility, and amortization of the senior notes, senior secured credit facility, other debt facilities and capital lease obligations discount.

Nine Months Ended September 30, 2001 and 2000

     Revenues. We recognized revenues of $45.9 million for the nine months ended September 30, 2001. Revenues consisted of recurring revenues of $42.3 million primarily from the leasing of cabinet space and non-recurring revenues of $3.6 million related to the recognized portion of deferred installation revenue and custom service revenues. Installation and service fees are recognized ratably over the term of the contract. Custom service revenues are recognized upon completion of the services. We recognized revenues of $5.0 million during the nine months ended September 30, 2000.

     Cost of Revenues. Cost of revenues increased from $21.3 million for the nine months ended June 30, 2000 to $74.6 million for the nine months ended September 30, 2001. These amounts include $4.9 million and $30.0 million, respectively, of depreciation and amortization expense. In addition to depreciation and amortization, cost of revenues consists primarily of rental payments for our leased IBX centers, site employees' salaries and benefits, utility costs, power and redundancy system engineering support services and related costs and security services. The increase in cost of revenues was due to additional leases and increased expenses related to our opening of additional IBX centers. During the quarter ended September 30, 2001, the Company incurred a $45.3 million restructuring charge related to a revised European services strategy that included accruing for leasehold exit costs related to European leases and an approximate $1.0 million restructuring charge for anticipated U.S. leasehold exit costs for excess U.S. lease space. The Company expects that this will reduce cost of revenues commencing in fourth quarter 2001; however, these savings will be offset by increased cost of revenues associated with the opening of the New York metropolitan IBX center, including depreciation, and additional cost of revenues in existing IBX centers as the Company's installed base of customers grows.

     Sales and Marketing. Sales and marketing expenses decreased from $13.8 million for the nine months ended September 30, 2000 to $13.3 million for the nine months ended September 30, 2001; however, these amounts include $5.3 million and $2.3 million, respectively, of stock-based compensation expense, resulting in a 30% increase in period over period cash spending. Sales and marketing expenses consist primarily of compensation and related costs for the sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. The increase in sales and marketing expense resulted from the addition of personnel in our sales and marketing organizations, reflecting our increased selling effort and our efforts to develop market awareness. During the quarter ended September 30, 2001, the Company incurred a $1.3 million restructuring charge related to a reduction in workforce that included some sales and marketing staff. In addition, the Company is closely monitoring its discretionary marketing costs as the result of current market conditions. As a result, we do not expect our sales and marketing costs to increase significantly in the foreseeable future, until such time as the Company reaches certain pre-determined levels of profitability.

     General and Administrative. General and administrative expenses increased from $38.4 million for the nine months ended September 30, 2000 to $47.0 million for the nine months ended September 30, 2001. These amounts include $14.4 million and $13.3 million, respectively, of stock-based compensation expense and $2.0 million and $6.5 million, respectively, of depreciation and amortization expense, resulting in a 24% increase in period over period cash spending. General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. The increase in general and administrative expenses was primarily the result of increased expenses associated with additional hiring of personnel in management, finance and administration, as well as other related costs associated with supporting the Company's expansion. During the second quarter of 2001, the Company implemented several cost-savings initiatives, including some staff reductions and an overall decrease in discretionary spending. Furthermore, during the quarter ended September 30, 2001, the Company incurred a $1.3 million restructuring charge related to a reduction in workforce that included some general and administrative staff and an approximate $1.0 million restructuring charge for leasehold exit costs for excess office space in the U.S. As a result of these cost saving measures, we do not expect our general and administrative costs to increase significantly in the foreseeable future.

     Restructuring Charge. During the period ended September 30, 2001, the Company took a restructuring charge of $48.6 million consisting of $45.3 million related to a revised European services strategy, $2.0 million for certain anticipated excess U.S. leasehold exit costs and $1.3 million related to a reduction in workforce, primarily in selling, general and administrative functions at the Company's headquarters. During third quarter 2001, the Company decided to partner with other Internet exchange companies in Europe rather than build and operate its own centers outside of the U.S. As a result, the Company
i) recorded a write-down of its European construction in progress assets to their net realizable value and recorded a charge totaling $29.3 million, ii) accrued certain leasehold exit costs for its European leasehold interests in the amount of $6.4 million, iii) wrote-off its European letters of credit that secured the European leasehold interests in the amount of $8.6 million and iv) accrued various legal, storage and other costs totaling $1.0 million to facilitate this change in strategy. The Company expects that the cost-savings benefits of the $45.3 million European restructuring charge, which will primarily affect cost of revenues, will commence in fourth quarter 2001. However, these cost-savings will be partially offset by the increased operating costs of the New York metropolitan area IBX center. In addition, the Company incurred a $2.0 million restructuring charge for leasehold exit costs associated with certain excess U.S. leases and a $1.3 million restructuring charge related to an approximate 15% reduction in workforce in an effort to streamline and reduce the cost structure of the Company's headquarter function. The Company expects to realize the cost savings benefits of the $2.0 million U.S. lease restructuring charge and $1.3 million workforce reduction restructuring charge, commencing in the fourth quarter of 2001.

     Adjusted EBITDA. Adjusted EBITDA loss decreased from $41.5 million for the nine months ended September 30, 2000 to $36.4 million for the nine months ended September 30, 2001. Although many factors affect Adjusted EBITDA and costs vary from IBX market to IBX market, as of September 30, 2001, five of our six IBX centers achieved positive Adjusted EBITDA status. We believe that Adjusted EBITDA losses peaked during the fourth quarter of 2000 and Adjusted EBITDA losses will continue to decline in subsequent quarters as the Company approaches Adjusted EBITDA breakeven.

     Interest Income. Interest income decreased from $11.9 million for the nine months ended September 30, 2000 to $9.5 million for the nine months ended September 30, 2001 as a result of a decline in short-term interest rates and reduced cash, cash equivalent and short-term investments.

     Interest Expense. Interest expense increased from $20.4 million for the nine months ended September 30, 2000 to $32.9 million for the nine months ended September 30, 2001. The increase in interest expense was attributed to interest on the senior notes, interest related to an increase in our debt facilities and capital lease obligations, including the new senior secured credit facility, and amortization of the senior notes, senior secured credit facility, other debt facilities and capital lease obligations discount.

Liquidity and Capital Resources

     Since inception, we have financed our operations and capital requirements primarily through the issuance of senior notes, the private sale of preferred stock, our initial public offering and various debt financings, including our $150.0 million senior secured credit facility, for aggregate gross proceeds of approximately $844.2 million. As of September 30, 2001, we had approximately $165.8 million in cash, cash equivalents and short-term investments. Furthermore, we have an additional $32.6 million of restricted cash, cash equivalents and short-term investments to provide collateral under a number of separate security agreements for standby letters of credit and escrow accounts entered into and in accordance with certain lease and construction agreements. Our principal sources of liquidity consist of our cash, cash equivalent and short-term investment balances. As of September 30, 2001, our total indebtedness from our senior notes, senior secured credit facility and debt facilities and capital lease obligations was $352.5 million; however, in October 2001, the Company repaid $50.0 million of the senior secured credit facility and subsequently borrowed $5.0 million under the amended and restated senior secured credit facility. This repayment occurred in conjunction with amending and restating the original agreement to reset certain financial covenants contained in this facility to more accurately reflect current economic market conditions.

     Net cash used in our operating activities was $52.1 million and $37.3 million for the nine months ended September 30, 2001 and 2000, respectively. We used cash primarily to fund our net loss from operations.

     Net cash used in investing activities was $191.8 million and $243.6 million for the nine months ended September 30, 2001 and 2000, respectively. Net cash used in investing activities was primarily attributable to the construction of our IBX centers and the purchase of restricted cash and short-term investments.

     Net cash generated by financing activities was $155.1 million and $351.6 million for the nine months ended September 30, 2001 and 2000, respectively. Net cash generated by financing activities during the nine months ended September 30, 2001 was primarily attributable to the full draw down of our $150.0 million senior secured credit facility. Net cash generated by financing activities during the nine months ended September 30, 2000 was primarily attributable to the issuance of Series C redeemable convertible preferred stock and the net proceeds from our initial public offering.

     In May 1999, we entered into a master lease agreement in the amount of $1.0 million. This master lease agreement was increased by addendum in August 1999 by $5.0 million. This agreement bears interest at either 7.5% or 8.5% and is repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. As of September 30, 2001, these capital lease financings were fully drawn.

     In August 1999, we entered into a loan agreement in the amount of $10.0 million. This loan agreement bears interest at 8.5% and is repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. As of September 30, 2001, this loan agreement was fully drawn.

     In December 1999, we issued $200.0 million aggregate principal amount of 13% senior notes due 2007 for aggregate net proceeds of $193.4 million, net of offering expenses. Of the $200.0 million gross proceeds, $16.2 million was allocated to additional paid-in capital for the fair market value of the common stock warrants and recorded as a discount to the senior notes. Senior notes, net of the unamortized discount, are valued at $187.4 million as of September 30, 2001.

     In December 1999, we completed the private sale of our Series B redeemable convertible preferred stock, net of issuance costs, in the amount of $81.7 million.

     In May 2000, we entered into a purchase agreement regarding approximately 80 acres of real property in San Jose, California. In June 2000, before closing on this property, we assigned our interest in the purchase agreement to iStar San Jose, LLC ("iStar"). On the same date, iStar purchased this property and entered into a 20-year lease with us for the property. Under the terms of the lease, we have the option to extend the lease for an additional 60 years, for a total lease term of 80 years. In addition, we have the option to purchase the property from iStar after 10 years.

     In June 2000, we completed the private sale of our Series C redeemable convertible preferred stock in the amount of $94.4 million.

     In August 2000, we completed an initial public offering of 20,000,000 shares of common stock. In addition, in September 2000, the underwriters exercised their option to purchase 2,704,596 additional shares to cover over-allotments. Total net proceeds from the offering and over-allotment were $251.5 million.

     In December 2000, we entered into a $150.0 million senior secured credit facility. As of September 30, 2001, this facility has been fully drawn down; however, in October 2001, the Company repaid $50.0 million of this facility. This repayment occurred in conjunction with amending and restating the original agreement to reset certain financial covenants contained in this facility to more accurately reflect current economic market conditions. Of the $50.0 million repaid, a total of $25.0 million is a permanent reduction of this facility, while the remaining $25.0 million is available for re-borrow under the amended and restated senior secured credit facility. In October 2001, $5.0 million was drawn under the amended and restated senior secured credit facility with the remaining balance of $20.0 million available for re-borrow during a future designated period.

     In March 2001, we entered into a loan agreement in the amount of $3.0 million. This loan agreement bears interest at 13.15% and is repayable over 36 months. As of September 30, 2001, this loan agreement was fully drawn.

     In June 2001, we entered into a loan agreement in the amount of $5.0 million. This loan agreement bears interest at 13.0% and is repayable over 36 months. As of September 30, 2001, this loan agreement was fully drawn.

     We expect that our cash on hand and anticipated cash flow from operations should be sufficient to complete our seventh IBX center in the New York metropolitan area by the end of 2001. Assuming sufficient customer demand and the availability of additional financing, we may build or buy additional IBX centers and expand certain existing IBX centers. We are continually evaluating the location, number and size of our facilities based upon the availability of suitable sites, financing and customer demand. If we cannot raise additional funds on acceptable terms or our losses exceed our expectations, we may delay or permanently reduce our rollout plans. Additional financing may take the form of debt or equity. If we are unable to raise additional funds to further our rollout, we anticipate that our existing cash and the cash flow generated from the seven IBX centers, for which we will have obtained financing, will be sufficient to meet the working capital, debt service and corporate overhead requirements associated with those IBX centers for the foreseeable future.

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

     On July 20, 2001 the FASB issued SFAS No. 141, Business Combinations ("SFAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142").

     SFAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), Business Combinations, and is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. One of the most significant changes made by SFAS 141 is to require the use of the purchase method of accounting for all business combinations initiated after June 30, 2001.

     SFAS 142 supercedes Accounting Principles Board Opinion No. 17 (APB 17), Intangible Assets, but will carry forward provisions in APB 17 related to internally developed intangible assets. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and is effective for fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 will be permitted for companies with a fiscal year beginning after March 15, 2001, provided their first quarter financial statements have not been previously issued. In all cases, SFAS 142 must be adopted at the beginning of a fiscal year. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

     The Company does not expect the adoption of either SFAS 141 or SFAS 142 will have a material effect on its consolidated financial statements.

     On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002. The Company is currently evaluating the impacts of the adoption of SFAS 144 to its financial statements.

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

     As an early-stage company, we have experienced operating losses since inception. As of September 30, 2001, we had cumulative net losses of $302.6 million and cumulative cash used in operating activities of $130.8 million since inception. We expect to incur significant losses on a quarterly and annual basis in the foreseeable future. Our losses will increase as we:

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

      We are highly leveraged. As of September 30, 2001, we had total indebtedness of $352.5 million consisting primarily of the following:

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

      We may be unable to draw down additional funds from our senior secured credit facilities and the banks could require repayment of amounts previously drawn down if we do not maintain specific financial ratios and comply with covenants in the credit agreement.

      Subsequent to September 30, 2001, we amended and restated our $150.0 million senior secured credit facility with a permanent $25.0 million reduction. We also made an additional $25.0 repayment, of which we immediately re-borrowed $5.0 million and the remaining $20.0 million is available to draw during a future designated period provided certain financial covenants are reached. Our $125.0 million senior secured credit facility contains a number of financial ratios and covenants which we must meet each quarter, such as achieving certain revenue targets and limiting our EBITDA losses. In addition, we have a monthly cash covenant that requires us to maintain certain minimum cash balances. We are in full compliance with all of these covenants and ratios at this time. If we are unable to maintain these ratios or comply with these covenants, we will not be able to draw down additional funds from the amended and restated senior secured credit facility and the banks could require repayment of amounts previously drawn down. If we are unable to draw down the full amount of the amended and restated senior secured credit facility or if we are required to repay amounts currently outstanding under this facility, we may not be able to meet some of our spending needs and this could harm our business.

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

      To date, we have relied upon a small number of customers for a majority of our revenue. We expect that we will continue to rely upon a limited number of customers for a significant percentage of our revenue. As a result of this concentration, a loss of, or decrease in business from, one or more of our large customers could have a material and adverse effect on our results of operations.

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

      Problems at one or more of our IBX centers, whether or not within our control, could result in service interruptions or significant equipment damage. In the past, a limited number of our customers have experienced temporary losses of power. If we incur significant financial commitments to our customers in connection with a loss of power, or our failure to meet other service level commitment obligations, our liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations, particularly in the early stage of our development, could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.

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

      We depend on third parties to provide Internet connectivity to our IBX centers; if connectivity is not established, delayed or interrupted, our operating results and cash flow will be adversely affected.

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

      In a market that we believe will likely have an increasing number of competitors, we must be able to differentiate ourselves from existing providers of space for telecommunications equipment and web hosting companies. In addition to competing with neutral colocation providers, we will compete with traditional colocation providers, including local phone companies, long distance phone companies, Internet service providers and web hosting facilities. Most of these companies have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. We believe our neutrality provides us with an advantage over these competitors. However, these competitors could offer colocation on neutral terms, and may start doing so in the same metropolitan areas where we have IBX centers. In addition, some of these competitors may provide our target customers with additional benefits, including bundled communication services, and may do so at reduced prices or in a manner that is more attractive to our potential customers than obtaining space in our IBX centers. If these competitors were to provide communication services at reduced prices together with colocation space, it may lower the total price of these services in a fashion that we cannot match.

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

      Because we depend on the development and growth of a balanced customer base, failure to attract and retain this base of customers could harm our business and operating results.

      Our ability to maximize revenues depends on our ability to develop and grow a balanced customer base, consisting of a variety of companies, including network service providers, site and performance management companies, and enterprise and content companies. Our ability to attract customers to our IBX centers will depend on a variety of factors, including the presence of multiple carriers, the overall mix of our customers, our operating reliability and security and our ability to effectively market our services. Construction delays, our inability to find suitable locations to build additional IBX centers, equipment and material shortages or our inability to obtain necessary permits on a timely basis could delay our IBX center rollout schedule and prevent us from developing our anticipated customer base.

      A customer's decision to lease cabinet space in our IBX centers typically involves a significant commitment of resources and will be influenced by, among other things, the customer's confidence that network and other Internet infrastructure-related businesses will be located in a particular IBX center. In particular, some customers will be reluctant to commit to locating in our IBX centers until they are confident that the IBX center has adequate carrier connections. As a result, we have a long sales cycle. We generally incur significant expenses in sales and marketing prior to getting customer commitments for our services. Delays due to the length of our sales cycle may adversely affect our business, financial condition and results of operations.

      Our success will also depend upon generating significant interconnection revenues from customers, which may depend upon a balanced customer base, as well as upon the success of our IBX centers and Internet exchange services at facilitating business among customers. In addition, some of our customers will be Internet companies that face many competitive pressures and that may not ultimately be successful. If these customers do not succeed, they will not continue to use our IBX centers. This may be disruptive to our business and may adversely affect our business, financial condition and results of operations.

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

      We have recently partnered with several international Internet exchange companies to offer our customers a comprehensive global solution for their Internet infrastructure and network exchange needs. Our management has limited experience conducting business outside of the United States and we may not be aware of all the factors that affect our business in foreign jurisdictions. In addition, we have yet to work out all of the operational details of working with these new partners. We will be subject to a number of risks associated with these international business activities that may increase our costs, lengthen our sales cycles and require significant management attention. These risks include:

         . increased costs and expenses related to offering customers a global solution with our chosen partners;
         . increased expenses associated with marketing services in foreign countries or sharing marketing costs with our partners;
         . incurring technical and operational difficulties in rolling out the logistics of these partnerships and getting customers set up;
         . business practices that favor local competition and protectionist laws;
         . difficulties associated with enforcing agreements through foreign legal systems;
         . general economic and political conditions in international markets; . potentially adverse tax consequences, including complications and restrictions on the repatriation of earnings;
         .  currency exchange rate fluctuations;
         . unusual or burdensome regulatory requirements or unexpected changes to those requirements;
         . tariffs, export controls and other trade barriers; and . longer accounts receivable payment cycles and difficulties in collecting accounts receivable.

      To the extent that our operations are incompatible with, or not economically viable within, any given foreign market, we may not be able to offer global solutions to customers that require it.

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

     In the past, we have employed foreign currency forward exchange contracts for the purpose of hedging certain specifically identified net currency exposures. The use of these financial instruments was intended to mitigate some of the risks associated with fluctuations in currency exchange rates, but does not eliminate such risks. We may decide to employ such contracts again in the future. We do not use financial instruments for trading or speculative purposes.

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

     The fair market value of our 13% senior notes due 2007 is based on quoted market prices. The estimated fair value of our 13% senior notes due 2007 as of September 30, 2001 is approximately $70.0 million.

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

Item 2.   Changes in Securities and Use of Proceeds.

         (a) Modification of Constituent Instruments.

             None.

         (b) Change in Rights.

             None.

         (c) Issuance of Securities.

             On September 24, 2001, we issued two warrants to purchase a total of 600,000 shares of our common stock with exercise prices of $0.01 per share to Worldcom Venture Fund, Inc.

             The sale of the above securities was determined to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. In addition, the recipient of securities in such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof. The recipient had adequate access, through its relationship with us, to information about us.

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

    Exhibit
    Number                                              Description of Document
-------------- --------------------------------------------------------------------------------------------------------
3.1**           Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.
3.2*            Bylaws of the Registrant.
4.1             Reference is made to Exhibits 3.1 and 3.2.
4.2**           Form of Registrant's Common Stock certificate.
4.6*            Common Stock Registration Rights Agreement (See Exhibit 10.3).
4.9*            Amended and Restated Investors' Rights Agreement (See Exhibit 10.6).
10.1*           Indenture, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust
                Company of California, N.A. (as trustee).
10.2*           Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and
                Trust Company of California, N.A. (as warrant agent).
10.3*           Common Stock Registration Rights Agreement, dated as of December 1, 1999, by and among the Registrant,
                Benchmark Capital Partners II, L.P., Cisco Systems, Inc., Microsoft Corporation, ePartners, Albert M.
                Avery, IV and Jay S. Adelson (as investors), and the Initial Purchasers.
10.4*           Registration Rights Agreement, dated as of December 1, 1999, by and among the Registrant and the
                Initial Purchasers.
10.5*           Form of Indemnification Agreement between the Registrant and each of its officers and directors.
10.6*           Amended and Restated Investors' Rights Agreement, dated as of May 8, 2000, by and between the
                Registrant, the Series A Purchasers, the Series B Purchasers, the Series C Purchasers and members of the
                Registrant's management.
10.8*           The Registrant's 1998 Stock Option Plan.
10.9*+          Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.
10.10*+         Lease Agreement with Market Halsey Urban Renewal, LLC, dated as of May 3, 1999.
10.11*+         Lease Agreement with Laing Beaumeade, dated as of November 18, 1998.
10.12*+         Lease Agreement with Rose Ventures II, Inc., dated as of June 10, 1999.
10.13*+         Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street
                Associates, Inc., dated as of August 8, 1999.
10.14*+         First Amendment to Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate
                Management), dated as of October 28, 1999.
10.15*+         Lease Agreement with Nexcomm Asset Acquisition I, L.P., dated as of January 21, 2000.
10.16*+         Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of December 15, 1999.
10.17*          Lease Agreement with ARE-2425/2400/2450 Garcia Bayshore LLC, dated as of January 28, 2000.
10.19*+         Master Agreement for Program Management, Site Identification and Evaluation, Engineering and
                Construction Services between Equinix, Inc. and Bechtel Corporation, dated November 3, 1999.
10.20*+         Agreement between Equinix, Inc. and WorldCom, Inc., dated November 16, 1999.
10.21*          Customer Agreement between Equinix, Inc. and WorldCom, Inc., dated November 16, 1999.
10.22*+         Lease Agreement with GIP Airport B.V., dated as of April 28, 2000.
10.23*          Purchase Agreement between International Business Machines Corporation and Equinix, Inc.
                dated May 23, 2000.
10.24**         2000 Equity Incentive Plan.
10.25**         2000 Director Option Plan.
10.26**         2000 Employee Stock Purchase Plan.
10.27**         Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000.
10.28***+       Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of July 1, 2000.
10.29***+       Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of May 1, 2000.
10.30***+       Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street

            Associates, Inc., dated as of August 24, 2000.
10.31***+   Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24, 2000.
10.32***+   Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine
            Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of August 7, 2000.
10.33***+   Lease Agreement with Quattrocento Limited, dated as of June 1, 2000.
10.34***    Lease Agreement with ARE-2425/2400/2450 Garcia Bayshore, LLC, dated as of March 20, 2000.
10.35***    First Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A.
            Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of October 11,
            2000.
10.37****+  Lease Agreement with Quattrocentro Limited, dated as of June 9, 2000.
10.39****+  Second Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A.
            Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of December 22,
            2000.
10.40****   Third Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A.
            Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of March 8, 2001.
10.41*****+ Fourth Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A.
            Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, acting in partnership under the name Naxos-Union Grundstucksverwaltungsgesellschaft GbR, dated as of July 3, 2001.
10.42*****+ First Amendment to Deed of Lease with TrizecHahn Beaumeade Technology Center LLC, dated as of March 22,
            2001.
10.43*****+ First Lease Amendment Agreement with Market Halsey Urban Renewal, LLC, dated as of May 23, 2001.
10.44*****+ First Amendment to Lease with Nexcomm Asset Acquisition I, L.P., dated as of April 18, 2000.
10.45*****+ Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of
            December 18, 2000.
10.46       First Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of
            September 26, 2001.
10.47       Amended and Restated Credit and Guaranty Agreement, dated as of September 30, 2001.
10.48       2001 Supplemental Stock Plan.
16.1*       Letter regarding change in certifying accountant.
21.1****    Subsidiaries of Equinix.
----------

* Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-4 (Commission File No. 333-93749). ** Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement in Form S-1 (Commission File No. 333-39752). *** Incorporated herein by reference to the exhibit of the same number in the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
**** Incorporated herein by reference to the exhibit of the same number in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000. ***** Incorporated herein by reference to the exhibit of the same number in the Registrants' Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. + Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix's application for confidential treatment.

       (b)   Reports on Form 8-K.

             None.

                                  EQUINIX, INC.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EQUINIX, INC.


Date: November 13, 2001

                                       By:        /S/ PHILIP J. KOEN
                                          --------------------------------------
                                              Interim Chief Financial Officer
                                                and Chief Operating Officer


                                                  /S/ KEITH D. TAYLOR
                                          --------------------------------------
                                                Vice President, Finance
                                                 (Principal Financial
                                                and Accounting Officer)