Form 10-K405
period 2001-12-31
EQUINIX INC
filed 2002-03-25
CIK 1101239

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                       Commission file number 000-31293

                               -----------------

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

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, $0.001

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of voting common stock held by non-affiliates of the registrant as of February 28, 2002 was approximately $81.2 million. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of February 28, 2002, a total of 84,714,925 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III--Portions of the registrant's definitive Proxy Statement to be issued in conjunction with the registrant's 2002 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2001. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

================================================================================

                                 EQUINIX, INC.

                                   FORM 10-K

                               DECEMBER 31, 2001

                               TABLE OF CONTENTS

Item                                                                   Page No.
----                                                                   --------
                                  PART I

1.   Business.........................................................     3

2.   Properties.......................................................    10

3.   Legal Proceedings................................................    11

4.   Submission of Matters to a Vote of Security Holders..............    11

                                  PART II

5.   Market for Registrant's Common Equity and Related Stockholder
     Matters..........................................................    12

6.   Selected Financial Data..........................................    14

7.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations............................................    16

7A.  Quantitative and Qualitative Disclosures About Market Risk.......    34

8.   Financial Statements and Supplementary Data......................    35

9.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure.............................................    35

                                 PART III

10.  Directors and Executive Officers of the Registrant...............    36

11.  Executive Compensation...........................................    36

12.  Security Ownership of Certain Beneficial Owners and Management...    36

13.  Related Party Transactions.......................................    36

                                  PART IV

14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K..    37

     Signatures.......................................................    40

                                    PART I

ITEM 1.  BUSINESS

   The words "Equinix," "we," "our," "ours," "us" and the "Company" refer to Equinix, Inc. All statements in this discussion that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Equinix's "expectations," "beliefs," "hopes," "intentions," "strategies" or the like. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Equinix cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-K. Equinix expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Equinix's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Overview

   Equinix operates Internet Business Exchange ("IBX") centers that serve as core hubs for the Internet. Equinix IBX hubs allow critical Internet networks, Internet infrastructure companies, enterprises and content providers to interconnect their networks to manage and grow their network and Internet operations for significant cost savings and increased performance and reliability. Equinix has successfully united the major companies that make up the Internet under one roof. The world's top tier Internet Service Providers, the majority of the most important access networks and second tier carriers, many international carriers and 5 of the top 7 web properties all have located at Equinix's IBX hubs to directly connect with each other and their customers.

   Equinix provides a wide range of colocation, traffic exchange and multi-network management products and services to its customers. Equinix builds and manages premier colocation hubs, which offer state of the art design and security for customers' colocation needs. The colocation products include cabinets, power, cross connections and professional services for installation and maintenance. Traffic exchange services allow customers to trade network traffic with each other simply and easily. More than 75 major bandwidth providers and Internet service providers have placed their operations at Equinix IBX hubs in order to interconnect with each other and with business users of network services. These customers include the world's top networks such as AT&T, UUNET/WorldCom, Sprint, Genuity, Cable&Wireless, Qwest, and Level
3. Equinix is a neutral or "open" IBX environment because it does not operate its own network. As a result, it is able to offer direct interconnection to the largest aggregation of bandwidth providers and Internet service providers. This aggregation of providers attracts customers such as Associated Press, Charles Schwab, EDS, EYT, Google, IBM, Loudcloud, MSN, Washingtonpost.Newsweek Interactive and Yahoo!. Direct interconnection to this aggregation of networks, which serve more than 90% of the world's Internet routes, allows Equinix customers to significantly reduce costs, including the costs of purchasing circuits to reach partners in multiple locations, and significantly enhances the speed and reliability of their operations.

   The wide variety of networks and business partners is an important reason why customers choose Equinix and customers look to Equinix to help manage this choice in order to simplify their operations. Equinix recently introduced a suite of multi-network management services and will continue to provide new services to help customers maximize the advantage of multiple bandwidth and Internet service providers. These services include multi-homing and management products and services. For example, Equinix offers customers access to bandwidth from multiple carriers and provides all of the necessary management and routing technology to ensure each customer is getting the maximum benefits of carrier redundancy. These routing technologies range from standard multi-homing protocols to sophisticated route optimization technologies. Equinix also provides customers a single bundle of equipment, interconnection services and monitoring tools so that customers have direct insight into how their operations are performing. All of these services provide customers with one simple point of contact for support, maintenance and billing. Equinix will continue to introduce new services that customers can use to improve the overall performance of their operations--these services may include backup and recovery, business continuity or new ways to more easily procure bandwidth services.

   Equinix currently has seven IBX hubs, consisting of more than 810,000 square feet, which operate in key U.S. Internet intersection points--Washington, D.C., New York, Dallas, Chicago, Los Angeles and Silicon Valley areas. In addition, Equinix has strategic partnerships established in Europe and Asia to serve customers' needs in those areas.

Industry Background

   The Internet is a collection of numerous independent networks interconnected with each other to form a network of networks. Users on different networks are able to communicate with each other through the interconnection of the different networks. For example, when a user of the Internet sends an email to another user, assuming that each person uses a different network provider, the email must pass from one network to the other in order to get to the final destination.

   In order to accommodate the rapid growth of Internet traffic, an organized approach for network interconnection was needed. The exchange of traffic between these networks became known as peering. Peering is when networks trade traffic at relatively equal amounts and set up agreements to trade traffic for free. At first, government and non-profit organizations established places where these networks could exchange traffic, or peer, with each other--these points were known as network access points, or NAPs. Over time, many NAPs became a natural extension of carrier services and were run by such companies as MFS (later known as Worldcom/UUNET), Sprint, Ameritech and Pacific Bell (both later known as SBC).

   The technologies employed at these early NAPs had some difficulties scaling with the overall growth of the Internet. This resulted in congestion at the NAPs and poorer performance seen by the enterprise and consumer user of the Internet. In addition, the original telephone companies that operated the NAPs entered the Internet bandwidth market, creating a conflict of interest with bandwidth providers and Internet service providers, or ISPs, who were NAP customers that also sold Internet bandwidth. This lack of "neutrality" made many of these ISPs reluctant to use the NAPs for their interconnection requirements, creating an urgent need for network-neutral interconnection points that could accommodate the rapidly growing Internet.

   As the sophistication of Internet use increased, particularly with the development of e-commerce, reliability and security of the Internet core became of increasing concern to both Internet and enterprise companies worldwide. A very important change in the development of the Internet economy was the dominance of certain very large content providers, companies such as Microsoft, Yahoo! and others. The original NAPs were not designed to accommodate the increased reliability and security requirements of these types of growing Internet companies.

   The emergence of these new companies, as well as the growing sophistication of larger enterprises understanding the value of controlling network performance, created the demand for a new type of Internet exchange point which included these new companies in the mix and allowed them direct interconnection with the networks and each other in a secure, simple and cost effective way. The need for a neutral, high-quality, secure exchange point for network traffic exchange continued to grow.

   At the same time, the amount of traffic exchanged between the large networks at the NAPs continued to increase exponentially. To accommodate this growth, the largest of these networks left the NAPs and began trading traffic by placing private circuits between each other. Peering which once occurred at the NAP locations was moved to these private peering circuits. Over the years, these circuits became expensive to expand and could not be built fast enough to accommodate the growth in traffic. This led to a need by the large carriers to find a more efficient way to trade traffic or peer.

   Equinix IBX hubs are the next-generation exchange points. They are designed to handle the scalability issues that exist between both large and small networks, as well as the interconnection between the emerging companies who have become critical to the Internet. Additionally, Equinix provides an important industry leadership role in the area of exchange points and is consistently looked to as an industry expert and key influence in this arena.

   Equinix has been successful in uniting the major companies that make up the Internet infrastructure under one roof in each of six major U.S. markets. The world's largest top Internet service providers, most of the major access networks and second tier backbones, many international telecommunication carriers and almost every fiber, sonet, Ethernet, competitive local exchange company, incumbent local exchange company, long-haul or metro area network provider now use Equinix to interconnect with each other and their customers.

   Large and small content providers and enterprises can now control their own network performance and destiny by choosing the various service providers they wish to work with and by establishing direct connections. For Equinix customers, this represents significant cost savings and increased performance.

The Equinix Solution

   Equinix IBX hubs provide the environment and services to meet the networking and IT operations challenges facing enterprises, networks and Internet businesses today. As a result, we are able to provide the following key benefits to our customers:

   Performance. Because Equinix provides direct access to the providers that serve more than 90% of the world's Internet networks and users, customers can quickly, efficiently, cost-effectively and reliably exchange traffic with their network services providers for higher performance operations. Access to the more than 75 networks ensures high-quality interconnection. Equinix Internet exchange services enable customers to quickly and efficiently use multiple networks for service redundancy and reliability. By using multiple networks, customers are able to ensure their operations in the event that one of their network service providers has a service interruption or restructuring in the business. The network service providers and geographic diversity offered by Equinix provide customers with the flexibility to enable the highest performing Internet operations.

   Improved Economics. Equinix services such as Equinix GigE Exchange and Equinix Core Exchange facilitate peering and dramatically reduce costs for critical transit, peering and traffic exchange operations by eliminating the costs of private peering or local loops. Networks such as SBC and Shaw Communications and content providers such as Yahoo!, MSN and Google can save between 20%-40% of bandwidth costs through the traffic exchange services available at Equinix. In addition, the content companies and enterprises can also save significant bandwidth costs because the magnitude of networks competing for the traffic of these companies lowers prices and increases performance.

   Opportunity to Increase Revenues. With the concentration of networks, managed services providers, content and enterprise companies participating in Equinix IBX hubs, our Internet hubs present a large revenue opportunity for network service providers and Internet infrastructure services providers selling services in our hubs.

Equinix Strategy

   Our objective is to become the premier hub for critical Internet players to locate their operations in order to gain maximum benefits from the choice of networks and partners in the most simple and efficient manner. To accomplish this objective we employ the following strategies:

   Leverage the Network Effect. Equinix has assembled a "critical mass" of premier network providers and content companies and has become one of the core hubs of the Internet. This critical mass is a key selling point since content companies want to connect with a diverse set of networks to provide the best connectivity to their end customers, and network companies want to sell bandwidth to content customers and interconnect with other networks in the most efficient manner. In addition, as these companies locate at Equinix they often require their suppliers and business partners to do so as well so that the full economic and performance benefits of direct interconnection can occur. These partners in turn also pull in their business partner, thus creating a "network effect" of customer adoption. For example, a large content provider or network may require that their networking partners with whom they need to trade traffic with locate in the same Equinix IBX hub. Similarly, a large financial site that chooses to locate in an Equinix IBX hub may encourage a bandwidth provider, a site management company or another content partner, like a financial news service, to also locate in the same
IBX hub. In turn, these bandwidth providers or content partners will also bring their business partners to the IBX hub. As of December 31, 2001, Equinix had 75 unique networks, including all of the top tier networks, allowing Equinix's customers to directly interconnect with providers that serve more than 90% of global Internet routes.

   Leverage IBX Hubs for New Products and Services. The critical mass of leading networks that we have assembled across all of our IBX hubs uniquely positions Equinix as the place to be for critical Internet companies. We intend to leverage this position and offer additional traffic exchange and multi-network management services that are important to content peering, traffic exchange and the ability for enterprise companies to utilize multiple Internet service providers.

   Promote Equinix as the Highest Performance Points on the Internet. With all of the major U.S. carriers, five of the top seven Media Metrix Web properties, and the more than 75 total networks as customers, Equinix IBX hubs operate as the highest performance points on the Internet for network and Internet operations. We plan to leverage our position as the industry standard for the highest quality Internet exchange hubs to attract more networks including international telecommunications carriers, access and cable networks, as well as additional leading content companies. Equinix has gained a strong brand following in the networking community and through industry education and promotion we intend to build on our strong following among all top networks, managed services providers, enterprises and content providers.

Customers

   Customers typically sign renewable contracts of two or more years in length, often with options on additional space and services. Approximately 31% of our participant base has signed multi-site contracts. Our single largest customer, IBM, represented 15% of total revenues for the year ended December 31, 2001. No other single customer accounted for more than 10% of revenues in 2001.

   We consider the following companies to be the core of our customer base and we offer each customer a choice of business partners and solutions that are designed to meet their unique and changing needs:

  . Bandwidth providers (telecommunications carriers) and Internet Service Providers, or ISPs;

  . Enterprises, content providers and e-commerce companies supplying information, education orentertainment content and conducting the sale of goods and services; and

  . site management and hosting companies that integrate and manage a customer's end-to-end web presence and performance.

Products and Services

   Equinix products and services are comprised of three types: Colocation, Traffic Exchange and Multi-Network Management services.

Internet Business Exchange Colocation Services

   The Equinix IBX design provides our customers with reliable and disaster-resistant environments that are necessary for optimum Internet commerce interconnection. The level of excellence and consistency achieved in our IBX architecture and design results in premium, secure, fault-tolerant exchanges. Additionally, our IBX hubs include multiple layers of physical security, scalable cabinet space availability, on- site trained staff 24 hours per day, 365 days per year, dedicated areas for customer care and equipment staging, redundant AC/DC power systems and multiple other redundant, fault-tolerant infrastructure systems. Equinix currently has seven IBX hubs located in six key U.S. Internet intersection points--Washington, D.C., New York, Dallas, Chicago, Los Angeles and Silicon Valley areas.

   Within our IBX hubs, customers can place their equipment and interconnect with a choice of Internet companies. Equinix also provides customized solutions for customers looking to package Equinix IBX space as part of their complete, one-stop shop solution. Equinix colocation products and services include:

   Cabinets. Customers have several choices for colocating their equipment. They can place the equipment in an Equinix shared or private cage or customize their space to build their own data hub within an IBX hub. Cabinets are 84 inches high and are suitable for networking and server colocation. Cable trays support cables between and among cabinets. As a customer's colocation requirements increase, they can expand within their original cage or upgrade into a cage that meets their expanded requirements. Cabinets are priced with an initial installation fee and an ongoing recurring monthly charge.

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

   IBXflex. This service allows customers to deploy mission-critical operations personnel and equipment on-site at IBX hubs. Because of the close proximity to their end-users, IBXflex customers can offer a faster response and quicker troubleshooting than available in traditional colocation facilities. This service is priced with an initial installation fee and an ongoing recurring monthly charge.

   Physical Cross-Connect/Direct Interconnections. Customers needing to directly and privately connect to another IBX customer can do so through single or multi-mode fiber. These cross connections are customized and terminated per customer instructions and may be implemented within 24 hours of request. Cross-connect services are priced with an initial installation fee and an ongoing monthly recurring charge.

   Professional Services. Our IBX hubs are staffed with Internet and telecommunications specialists who are on-site and available 24 hours per day, 365 days per year. These professionals are trained to perform installations of customer equipment and cabling. Professional services are custom-priced depending on customer requirements.

   "Smart Hands" Services. Our customers can take advantage of our professional "Smart Hands" service, which gives customers access to our IBX staff for a variety of tasks, when their own staff is not on site. These tasks may include equipment rebooting, power cycling, card swapping, and performing emergency equipment replacement. Services are available on-demand or by customer contract and are priced on an hourly basis.

Traffic Exchange Services

   Equinix traffic exchange services enable scalable, reliable and cost-effective interconnection, service and traffic exchange between bandwidth providers, Internet service providers and large content companies. In addition, Equinix also provides an important industry leadership role by acting as the relationship broker between parties who would like to Interconnect within Equinix. Equinix staff has held significant positions in the leading industry groups such as the North American Network Operators' Group, or NANOG, and the Internet Engineering Task Force, or IETF, and brings a tremendous amount of intellectual property to this market. Equinix staff has published industry-recognized white papers and strategy documents in the areas of peering and interconnection, many of which are used by leading institutions worldwide in furthering the education and promotion of this important network arena. Equinix will continue to develop additional services in the area of traffic exchange that will allow customers to leverage the critical mass of networks now available in the IBX hubs. The current exchange services are comprised of the following:

   Equinix Internet Core Exchange. This Internet exchange service enables direct interconnection for peering between major backbone networks and providers operating networks at OC-48 or higher. Equinix Internet Core Exchange is a pre-provisioned interconnection package that enables major backbones to connect their networks directly in a centralized, neutral environment for peering and transit. The service includes pre-provisioned interconnections, premium service levels and specialized customer service features to support the quality and support levels required by the largest Internet providers in the world. Internet Core Exchange services are priced with an initial installation fee and an ongoing monthly recurring charge.

   Equinix GigE Exchange. Customers may choose to connect to our Equinix exchange central switching fabric rather than purchase a direct physical cross connection. With a connection to this switch, a customer can aggregate multiple interconnects over one physical connection instead of purchasing individual physical cross connects. The GigE Exchange service is offered as a bundled service that includes a cabinet, power, cross-connects and port charges. The service is priced with an initial installation fee and an ongoing monthly recurring charge.

Multi-Network Management Services

   With the continued growth in Internet use, networks, service providers, enterprises and content providers are challenged to deliver fast and reliable service, while lowering costs. With over 75 ISPs and carriers located in our IBX hubs, Equinix leverages the value of network choice with our set of multi-network management services. This set of services provides enterprise and content providers with the ability to gain maximum benefits from the use of the networks in a simple and efficient manner.

   Equinix Managed Router Service. With Equinix Managed Router Service, enterprises and content companies can outsource the complications of network integration, such as multi-homing, to Equinix in order to gain the performance and redundancy benefits of connecting to multiple networks. This service allows companies that do not have the internal expertise to configure Border Gateway Protocol ("BGP") settings to focus on their core competencies while Equinix manages their connectivity to the customer's choice of networks. In addition, the service includes router management, administration and network service provisioning. This service is priced with an initial installation fee and an ongoing recurring monthly charge.

   Equinix Intelligent Routing Service. Equinix Intelligent Routing service is a managed route optimization service that consists of a software and infrastructure platform that allows customers to tune their networks to balance price and performance priorities by routing traffic across the lowest-priced path that meets performance requirements. The traffic is measured and routed based on real-time customer traffic across the customer's choice of networks. Offered as a managed service, Equinix Intelligent Routing Service allows customer to reduce bandwidth costs without a large hardware or software investment. This service is priced based upon the amount of traffic a customer is optimizing.

   Equinix Command Center. Through managed software architecture, Equinix Command Center allows customers to self-monitor, manage and control applications, network devices, systems resources and user transactions. This service provides Equinix customers with direct control over infrastructure performance and service level agreements. The service features network monitoring and management, aggregated information across multiple IBX hubs, browser-based access to detailed monitoring, and a single Equinix point of contact for support and billing. This service is priced based upon the number of items a customer monitors and is billed monthly.

International Partnerships

   Equinix has signed agreements with leading international Internet exchange providers InterXion in Europe and Pihana Pacific in Asia/Pacific in order to provide Equinix customers with a more comprehensive global solution for their Internet infrastructure and network exchange needs.

   As part of these partnership agreements, Equinix customers can leverage Internet infrastructure services across 29 network-neutral centers in the United States, Europe and Asia/Pacific markets. In these markets, Equinix customers have access to the essential Internet infrastructure services they need to quickly and cost-effectively build their Internet operations worldwide, while realizing significant performance gains through a network-neutral environment.

Sales and Marketing

  Sales

   We use a direct sales force and channel marketing program to market our services to network, content provider, enterprise and Internet infrastructure businesses. We organize our sales force by customer segments as well as by establishing a sales presence in diverse geographic regions, which enables efficient servicing of the customer base from a network of regional offices. In addition to our headquarters office in Silicon Valley, regional offices are located in New York City, Reston, Los Angeles, Dallas and Chicago. In addition, Equinix also has over 40 channel partners that work with Equinix through referral agreements to provide customer leads and relationships.

   Our sales team works closely with each customer to foster the natural network effect of our IBX model, resulting in access to a wider potential customer base via our existing customers. As a result of the IBX interconnection model, IBX hub participants encourage their customers, suppliers and business partners to also come into the IBX hubs. These customers, suppliers and business partners also, in turn, encourage their business partners to locate in IBX hubs resulting in additional customer growth. This network effect significantly reduces Equinix's new customer acquisition costs.

  Marketing

   To support our sales effort and to actively promote the Equinix brand, we conduct comprehensive marketing programs. Our marketing strategies include an active public relations campaign, strategic partnerships and on-going customer communications programs. Our marketing effort is focused on major business and trade publications, online media outlets, industry events and sponsored activities. Equinix staff holds leadership positions in key networking organizations and we participate in a variety of Internet, computer and financial industry conferences and place our officers and employees in keynote speaking engagements at these conferences. In addition to these activities, we build recognition through sponsoring or leading industry technical forums and participating in Internet industry standard-setting bodies. Equinix continues to develop and host the industry's only educational forums focused on peering technologies and peering practices for ISPs and content providers.

Competition

   Potential competition for Equinix includes:

  . Internet data centers operated by established communications carriers such as AT&T, Level 3, WorldCom and Qwest. Unlike the major network providers, which constructed data centers primarily to help sell bandwidth, Equinix has aggregated multiple networks in one location, providing superior diversity, pricing and performance. Carrier data centers only provide one choice of carriers and require capacity minimums as part of their pricing structures. Locating at Equinix provides access to all the top tier networks and allows customers to negotiate the best prices with a number of carriers resulting in better economics and redundancy.

  .   Network access points ("NAPs") such as Palo Alto Internet Exchange and
      carrier operated NAPs.   NAPs, generally operated by carriers, are
      typically older facilities and lack the incentive to upgrade the infrastructure or technologies. Due to their small size and lack of geographic diversity, the NAPs are limited to basic traffic exchange services and are unable to expand to colocation services, content peering or enterprise grade network services. In contrast, Equinix provides state-of-the-art, secure facilities and geographic diversity with round the clock support and a full range of network and enterprise service offerings.

  . Vertically integrated web site hosting, colocation and ISP companies such as AboveNet/MFN, Digex and Exodus/Cable&Wireless. Most managed service providers require that customers purchase their entire network and managed services directly from them. Equinix is a network and service provider aggregator and because it does not offer web hosting services itself, it allows customers the ability to contract directly with the networks and web hosting partner best for their business. By locating in an IBX center, hosting companies add more value to Equinix's business proposition--by bringing in more partners and customers and thus creating a network effect.

   Unlike other providers that attempted to move into managed services and therefore began competing with their existing managed service provider customers, Equinix focused on neutral "Internet Business Exchanges" for networks, e-businesses, and Internet infrastructure service providers. As a result, Equinix is free of the channel conflict common at other hosting/colocation companies, as witnessed by Exodus' disagreements with AboveNet/MFN and Loudcloud. Equinix competes based on the quality of its facilities, the superior performance and diversity of its network neutral strategy, and the economic benefits of the network effect through the aggregation of top networks and e-businesses under one roof. Specifically, Equinix has established relationships with a number of leading hosting companies such as IBM (Equinix's largest customer) and Accenture. Equinix expects to continue to benefit from the strong growth of the large and stable service providers and from the "flight to quality" trend evident in today's market.

Employees

   As of December 31, 2001, we had 272 employees. We had 184 employees based at our corporate headquarters in Mountain View, California and our regional sales offices in New York, New York and Reston, Virginia. Of those employees, 92 were in engineering and operations, 57 were in sales and marketing and 35 were in management and finance. We had 1 employee based in Europe. The remaining 87 employees were based at our Washington, D.C., New York, New York, Dallas, Texas, Chicago, Illinois, Los Angeles, California and Silicon Valley area IBX hubs.

ITEM 2.  PROPERTIES

   Our executive offices are located in Mountain View, California. We have entered into leases for IBX hubs in Ashburn, Virginia, Newark and Secaucus, New Jersey, San Jose and Los Angeles, California, Chicago, Illinois, Dallas, Texas, London, England and Frankfurt, Germany. We also hold a ground leasehold interest in certain unimproved real property in San Jose, California, consisting of approximately 79 acres. Relating to future IBX hubs, we do not intend to own real estate or buildings but rather continue to enter into lease agreements with a minimum term of ten years, renewal options and rights of first refusal on space for expansion.

   During the quarter ended September 30, 2001, the Company took a restructuring charge related to a revised European services strategy to partner with other Internet exchange companies in Europe rather than build and operate its own centers outside the U.S. In addition, the restructuring charge included the anticipated exit of several smaller, excess U.S. leaseholds. As a result, the Company successfully negotiated its exit from leases for properties in Paris, France during 2001 and Amsterdam, The Netherlands in February 2002. The Company expects to exit its two remaining lease obligations in Europe during 2002. Additionally, the Company is currently negotiating the exit of several smaller leases in Ashburn, Virginia, and Mountain View, California, which the Company anticipates exiting sometime during 2002.

ITEM 3.  LEGAL PROCEEDINGS

   On July 30, 2001 and August 8, 2001, putative shareholder class action lawsuits were filed against Equinix, certain of its officers and directors, and several investment banks that were underwriters of our initial public offering. The cases were filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased our stock between August 10, 2000 and December 6, 2000. The suits allege that the underwriter defendants agreed to allocate stock in Equinix's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for our initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. It is possible that additional similar complaints may also be filed. Equinix and its officers and directors intend to defend the actions vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted during the fourth quarter of the year ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the NASDAQ National Market System under the symbol of EQIX. The following table sets forth, for the periods indicated, the low and high bid prices per share for our common stock as reported by the NASDAQ National Market.

                                                                 Low   High
                                                                ----- ------
    Fiscal 2001
    Fourth Fiscal Quarter...................................... $0.39 $ 3.37
    Third Fiscal Quarter.......................................  0.38   1.43
    Second Fiscal Quarter......................................  0.59   1.73
    First Fiscal Quarter.......................................  1.25   7.00

    Fiscal 2000
    Fourth Fiscal Quarter......................................  3.50   9.75
    Third Fiscal Quarter (beginning August 11, 2000)...........  8.88  16.19

   As of December 31, 2001, there were approximately 422 holders of record of our common stock.

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

   During the period ended December 31, 2001, we issued and sold the following securities:

    1. In November 2001, we issued a warrant to purchase 30,000 shares of our common stock with an exercise price of $0.01 per share to Sares Regis Group of Northern California ("Sares Regis") in connection with a Letter Agreement dated November 1, 2001 between Sares Regis and ourselves.

    2. In December 2001, we issued a warrant to purchase 20,000 shares of our common stock with an exercise price of $0.01 per share to Bechtel Corporation ("Bechtel") in connection with a Payment Agreement dated December 20, 2001 between Bechtel and ourselves.

    3. In September 2001, we amended and restated a warrant previously issued to Worldcom Venture Fund in June 2000, and reduced the total number of shares of our common stock available to purchase to 295,000 shares of common stock at an exercise price of $5.33 per share. In return for providing services to the New York metropolitan area IBX hub, we issued two new warrants to the Worldcom Venture Fund. The first new warrant is to purchase 355,000 shares of our common stock with an exercise price of $0.01 per share. The second new warrant is to purchase 245,000 shares of our common stock with an exercise price of $0.01 per share.

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

   In March 2001, NorthPoint Communications, Inc. ("NorthPoint") exercised a warrant issued by the Company to NorthPoint in August 1999 in connection with a strategic agreement between the Company and NorthPoint. In March 2001, Comdisco, Inc. ("Comdisco") exercised a warrant issued by the Company to Comdisco in March 1999 in connection with a loan and security agreement between the Company and Comdisco. Both NorthPoint and Comdisco exercised their respective warrants pursuant to the cashless net-exercise provisions thereof. Upon such exercises, NorthPoint and Comdisco received an aggregate of 1,049,599 shares of the Company's common stock. The issuance of these shares was deemed to be exempt from registration under Section 3(a)(9) of the Securities Act.

   During the quarter ended March 31, 2001, certain holders of warrants issued in connection with the 13% senior notes due 2007 exercised their warrants resulting in the issuance of 1,283,069 shares of the Company's common stock. The issuance of these shares was deemed to be exempt from registration under
Section 3(a)(9) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

   The following statement of operations data for the years ended December 31, 2001, 2000 and 1999, and for the period from our inception on June 22, 1998 to December 31, 1998, and the balance sheet data as of December 31, 2001, 2000, 1999 and 1998 have been derived from our audited consolidated financial statements and the related notes to the financial statements. Our historical results are not necessarily indicative of the results to be expected for future periods. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                              Period from
                                                                             June 22, 1998
                                                Years ended December 31,     (inception) to
                                             ------------------------------   December 31,
                                               2001       2000       1999         1998
                                             ---------  ---------  --------  --------------
                                             (dollars in thousands, except per share data)
Statement of Operations Data:
Revenues.................................... $  63,414  $  13,016  $     37     $    --
                                             ---------  ---------  --------     -------
Costs and operating expenses:
   Cost of revenues (includes
     stock-based compensation of $426,
     $766, $177 and none for the
     periods ended December 31, 2001,
     2000, 1999 and 1998, respectively).....    94,889     43,401     3,268          --
   Sales and marketing (includes
     stock-based compensation of
     $2,830, $6,318, $1,631 and $13 for
     the periods ended December 31,
     2001, 2000, 1999 and 1998,
     respectively)..........................    16,935     20,139     3,949          47
   General and administrative (includes
     stock-based compensation of
     $15,788, $22,809, $4,819 and $151
     for the periods ended December 31,
     2001, 2000, 1999 and 1998,
     respectively)..........................    58,286     56,585    12,603         902
   Restructuring charge.....................    48,565         --        --          --
                                             ---------  ---------  --------     -------
       Total costs and operating
         expenses...........................   218,675    120,125    19,820         949
                                             ---------  ---------  --------     -------
   Loss from operations.....................  (155,261)  (107,109)  (19,783)       (949)
Interest income.............................    10,656     16,430     2,138         150
Interest expense............................   (43,810)   (29,111)   (3,146)       (220)
                                             ---------  ---------  --------     -------
Net loss.................................... $(188,415) $(119,790) $(20,791)    $(1,019)
                                             =========  =========  ========     =======
Net loss per share:
   Basic and diluted........................ $   (2.39) $   (3.48) $  (4.98)    $ (1.48)
                                             =========  =========  ========     =======
   Weighted average shares..................    78,681     34,461     4,173         688
                                             =========  =========  ========     =======

                                                        As of December 31,
                                             ---------------------------------------
                                               2001       2000       1999     1998
                                             ---------  ---------  --------  -------
                                                      (dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term
  investments............................... $  87,721  $ 207,210  $222,974  $ 9,165
Accounts receivable, net....................     6,909      4,925       178       --
Restricted cash and short-term investments..    28,044     36,855    38,609       --
Property and equipment, net.................   325,226    315,380    28,444      482
Construction in progress....................   103,691     94,894    18,312       31
Total assets................................   575,054    683,485   319,946   10,001
Debt facilities and capital lease
  obligations, excluding current portion....     6,344      6,506     8,808       --
Senior secured credit facility..............   105,000         --        --       --
Senior notes................................   187,882    185,908   183,955       --
Redeemable convertible preferred stock......        --         --    97,227   10,436
Total stockholders' equity (deficit)........   203,521    375,116     8,472     (846)

Other Financial Data:
Adjusted EBITDA (1).........................   (38,007)   (62,400)  (12,547)    (781)
Net cash used in operating activities.......   (68,854)   (68,073)   (9,908)    (796)
Net cash used in investing activities.......  (153,014)  (302,158)  (86,270)  (5,265)
Net cash provided by financing activities...   107,799    339,847   295,178   10,226

--------
(1) Adjusted EBITDA consists of net loss excluding interest, income taxes, depreciation and amortization of capital assets, amortization of deferred stock-based compensation and restructuring charges. Adjusted EBITDA is presented to enhance an understanding of our operating results, it is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles for the period indicated and may be calculated differently than Adjusted EBITDA for other companies. Adjusted EBITDA is not a measure determined under generally accepted accounting principles nor is it a measure of liquidity. The following represents how the Company calculates Adjusted EBITDA:

                                          For the year or period ended December 31,
                                          ----------------------------------------
                                             2001          2000      1999    1998
                                          ---------     ---------  --------  -----
                                                   (dollars in thousands)
    Loss from operations................. $(155,261)    $(107,109) $(19,783) $(949)
    Depreciation.........................    49,645        14,816       609      4
    Stock-based compensation.............    19,044        29,893     6,627    164
    Restructuring charge.................    48,565            --        --     --
                                          ---------     ---------  --------  -----
       Adjusted EBITDA................... $ (38,007)    $ (62,400) $(12,547) $(781)
                                          =========     =========  ========  =====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "intend" or "continue," or the negative of such terms and other comparable terminology. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

Overview

   Equinix designs, builds and operates neutral IBX hubs where Internet businesses place their equipment and their network facilities in order to interconnect with each other to improve Internet performance. Our neutral
IBX hubs and Internet exchange services enable network service providers, enterprises, content providers, managed service providers and other Internet infrastructure companies to directly interconnect with each other for increased performance. As of December 31, 2001, Equinix had IBX hubs totaling an aggregate of 611,000 gross square feet in the Washington, D.C., New York, Dallas, Chicago, Los Angeles and Silicon Valley areas. We completed construction of one additional IBX hub during the first quarter of 2002 in the New York metropolitan area, resulting in seven IBX hubs covering six domestic markets in the U.S. totaling an aggregate 810,000 gross square feet.

   We recorded deferred stock-based compensation in connection with stock options granted during 2000 and 1999, where the deemed fair market value of the underlying common stock was subsequently determined to be greater than the exercise price on the date of grant. Approximately $19.0 million, $29.9 million and $6.6 million was amortized to stock-based compensation expense for the periods ended December 31, 2001, 2000 and 1999, respectively. The options granted are typically subject to a four-year vesting period. We are amortizing the deferred stock-based compensation on an accelerated basis over the vesting periods of the applicable options in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28. The remaining $11.0 million of deferred stock-based compensation will be amortized over the remaining vesting periods. We expect amortization of deferred stock-based compensation expense to impact our reported results through December 31, 2004.

   Our net loss adjusted before net interest and other expense, income taxes, depreciation and amortization of capital assets, amortization of stock-based compensation and restructuring charges ("Adjusted EBITDA") is calculated to enhance an understanding of our operating results. Adjusted EBITDA is a financial measurement commonly used in capital-intensive telecommunication and infrastructure industries. Other companies may calculate Adjusted EBITDA differently than we do. It is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles nor a measure of liquidity. We measure Adjusted EBITDA at both the IBX hub and total company level.

   Since inception, we have experienced operating losses and negative cash flow. As of December 31, 2001 we had an accumulated deficit of $330.0 million and accumulated cash used in operating and construction activities of $628.8 million. Given the revenue and income potential of our service offerings is still unproven and we have a limited operating history, we may not generate sufficient operating results to achieve desired profitability. We therefore believe that we will continue to experience operating losses for the foreseeable future. See "Risk Factors".

Critical Accounting Policies and Estimates

   Management's Discussion and Analysis of Financial Condition and Results of Operations discusses Equinix's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenues and collectibility of receivables, restructuring charges, income taxes, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

  .   Revenue recognition and allowance for bad debts;

  .   Restructuring charges;

  .   Accounting for income taxes;

  .   Contingent liabilities; and

  .   Accounting for property and equipment.

   Revenue Recognition and Allowance for Bad Debts. Equinix derives its revenues from (1) recurring revenue streams, such as from the leasing of cabinet space, power and interconnection services and (2) non-recurring revenue streams, such as from the recognized portion of deferred installation revenues and professional services. Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to three years. Non-recurring installation fees are deferred and recognized ratably over the term of the related contract. Professional service fees are recognized in the period in which the services were provided and represent the culmination of the earnings process. The Company generally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result.

   Revenue is recognized as service is provided and when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. In addition, Equinix also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for those customers that the Company had expected to collect the revenues. If the financial condition of Equinix's customers were to deteriorate or if they become insolvent, resulting in an impairment of their ability to make payments, allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and analyzes current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the Company's allowances.

   The Company's customer base is primarily composed of businesses throughout the United States. The Company performs ongoing credit evaluations of its customers. As of December 31, 2001, one customer accounted for 15% of revenues and another customer accounted for 10% of accounts receivables. As of December 31, 2000, two customers accounted for 12% and 11% of revenues and two customers accounted for

19% and 14% of accounts receivables. No other single customer accounted for greater than 10% of accounts receivables or revenues.

   During the year ended December 31, 2001, the Company recognized approximately $200,000 of revenue in relation to equipment received from customers in lieu of cash. This equipment is being used in the Company's operations and was valued based on management's assessment of the fair value of the equipment in relation to external prices for similar equipment.

   In 2002, the Company entered into arrangements with numerous vendors to resell equipment and bandwidth. The Company began to offer such offering in an effort to provide its customers with a more fully integrated services solution. Under the terms of the reseller agreements, the Company will sell the vendor's services or products to its customers and the Company will contract with the vendor to provide the related services or products. To date, two reseller agreements have been signed with companies associated with individuals who serve on the Company's Board of Directors. The Company plans to recognize revenue from such arrangements on a gross basis in accordance with Emerging Issue Task Force Issue No. 99-19, Recording Revenue as a Principal versus Net as an Agent. The Company acts as the principal in the transaction as the Company's customer services agreement identifies the Company as the party responsible for the fulfillment of product/ services to the Company's customers and has full pricing discretion. In the case of products sold under such arrangements, the Company takes title to the products and bears the inventory risk as the Company has made minimum purchase commitments for equipment to various vendors. The Company has credit risk, as it is responsible for collecting the sales price from a customer, but must pay the amount owed to its suppliers after the suppliers perform, regardless of whether the sales price is fully collected. In addition, the Company will often determine the required equipment configuration and recommend bandwidth providers from numerous potential suppliers.

   Restructuring Charges. During the third quarter of 2001, the Company recorded a $48.6 million restructuring charge, primarily due to its revised European services strategy. This restructuring charge was comprised of $40.1 million in write-downs and write-offs of assets and $8.5 million in accrued restructuring charges, primarily related to lease exit costs. The Company has analyzed each of the leaseholds that the Company is currently trying to exit from and made estimates based on how long we think it will take to successfully negotiate lease terminations for each of these leases and at what cost. The Company has estimated these costs to be $8.5 million. Should the actual lease exit costs and other accrued restructuring charges exceed this amount due to delays in negotiating lease termination agreements or higher than anticipated settlement payments, additional restructuring charges may be required, which would decrease net income in the period such determination was made. Conversely, if actual lease exit and other restructuring charges are less than the $8.5 million accrued, an adjustment to accrued restructuring charges would be required, which would increase income in the period such determination was made. In addition, should the Company realize higher than anticipated proceeds from sales of equipment currently held for sale or for other assets written-down or written-off as part of this restructuring charge, an adjustment to accrued restructuring charges would be required, which would increase income in the period such determination was made.

   Accounting for Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce tax assets to the amounts expected to be realized.

   Equinix currently has provided for a full valuation allowance against its net deferred tax assets. Equinix has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance and based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Should Equinix determine that it would be able to realize its deferred tax assets in the foreseeable future, an adjustment to the deferred tax assets would increase income in the period such determination was made.

   Contingent Liabilities. Management estimates exposure on contingent liabilities such as litigation based on the best information available to it at the time. Management's estimated range of liability related to some of the pending litigation is based on claims for which our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

   Accounting for Property and Equipment. Property and equipment are stated at original cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally two to five years for non-IBX hub equipment and seven to ten years for IBX hub equipment. Leasehold improvements and assets acquired under capital lease are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement. Assets currently under construction, such as the IBX hub in the New York metropolitan area that will be completed during the first quarter of 2002, are held in a construction in progress account. Construction in progress includes direct and indirect expenditures for the construction of IBX hubs and is stated at original cost. The Company has contracted out substantially all of the construction of the IBX hubs to independent contractors under construction contracts. Construction in progress includes certain costs incurred under a construction contract including project management services, site identification and evaluation services, engineering and schematic design services, design development and construction services and other construction-related fees and services. In addition, the Company has capitalized certain interest costs during the construction phase. Once an IBX hub becomes operational, these capitalized costs are depreciated at the appropriate rate consistent with the estimated useful life of the underlying asset. The Company has issued numerous warrants to certain fiber carriers and its primary contractor. The Company uses the Black-Scholes option-pricing model to value these warrants. The value attributed to these warrants is included in the Company's property and equipment, including construction in progress, and classified as a leasehold improvement. Amortization of such warrants is included in depreciation expense.

   Should management determine that the actual useful lives of its property and equipment placed into service is less than originally anticipated, or if any of the Company's property and equipment, including construction in progress, was deemed to have incurred an impairment, additional depreciation or an impairment charge would be required, which would decrease net income in the period such determination was made. Conversely, should management determine that the actual useful lives of its property and equipment placed into service was greater than originally anticipated, less depreciation may be required, which would increase net income in the period such determination was made.

Results of Operations

Years ended December 31, 2001 and December 31, 2000

   Revenues. Revenues increased from $13.0 million for the year ended December 31, 2000 to $63.4 million for the year ended December 31, 2001. Revenues consist of recurring revenues of $57.6 million for 2001, versus $11.6 million for 2000, primarily from the leasing of cabinet space, and non-recurring revenues of $5.8 million for 2001, versus $1.4 million for 2000, related to the recognized portion of deferred installation revenue and custom service revenues. Installation fees are recognized ratably over the term of the contract. Custom service revenues are recognized upon completion of the services. Revenues increased year over year as we had more IBX hubs open and operational during 2001 than we had during 2000. We expect revenues to continue to increase as our customer base continues to grow, and as we open our newest and largest IBX hub in the New York metropolitan area during the first quarter of 2002.

   Cost of Revenues. Cost of revenues increased from $43.4 million for the year ended December 31, 2000 to $94.9 million for the year ended December 31, 2001. These amounts include depreciation and amortization expense of $11.5 million and $40.0 million, respectively. In addition to depreciation and amortization, cost of revenues consists primarily of rental payments for our leased IBX hubs, site employees' salaries and benefits, utility costs, power and redundancy system engineering support services and related costs and security services. The increase in cost of revenues was due to additional leases and increased expenses related to our opening of additional IBX hubs. During the quarter ended September 30, 2001, the Company incurred a $45.3 million restructuring charge related to its revised European services strategy that included accruing for leasehold exit costs related to European leases and an approximate $1.0 million restructuring charge for anticipated U.S. leasehold exit costs for excess U.S. lease space. The restructuring charge during the third quarter of 2001 reduced the cost of revenues commencing in fourth quarter 2001; however, these savings will be offset in part by increased cost of revenues associated with the opening of the New York metropolitan IBX hub during the first quarter of 2002, including related depreciation and amortization expense, and additional cost of revenues related to our existing IBX hubs as the Company's installed base of customers grows.

   Sales and Marketing. Sales and marketing expenses decreased from $20.1 million for the year ended December 31, 2000 to $16.9 million for the year ended December 31, 2001; however, these amounts include stock-based compensation expense of $6.3 million and $2.8 million, respectively, resulting in a 2% increase in period over period cash spending. Sales and marketing expenses consist primarily of compensation and related costs for the sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. The increase in sales and marketing expense resulted from the addition of personnel in our sales and marketing organizations during the first half of 2001, reflecting our increased selling effort and our initiatives to develop market awareness. During the quarter ended September 30, 2001, the Company incurred a $1.3 million restructuring charge related to a reduction in workforce that included some sales and marketing staff. In addition, the Company is closely monitoring its discretionary marketing costs as the result of current market conditions. As a result, we do not expect our sales and marketing costs to increase significantly in the foreseeable future, until such time as the Company reaches certain pre-determined levels of profitability.

   General and Administrative. General and administrative expenses increased from $56.6 million for the year ended December 31, 2000 to $58.3 million for the year ended December 31, 2001. These amounts include stock-based compensation expense of $22.8 million and $15.8 million, respectively, and, depreciation and amortization expense of $3.3 million and $9.6 million, respectively, resulting in an 8% increase in period over period cash spending. General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. The increase in general and administrative expenses was primarily the result of increased expenses associated with additional hiring of personnel in management, finance and administration, as well as other related costs associated with supporting the Company's expansion, particularly during the first quarter of 2001. During the second quarter of 2001, the Company implemented several cost-savings initiatives, including some staff reductions and an overall decrease in discretionary spending. Furthermore, during the quarter ended September 30, 2001, the Company incurred a $1.3 million restructuring charge related to a reduction in workforce that included some general and administrative staff and an approximate $1.0 million restructuring charge for leasehold exit costs for excess office space in the U.S. As a result of these cost saving measures, we do not expect our general and administrative costs to increase significantly in the foreseeable future.

   Restructuring Charge. During the quarter ended September 30, 2001, the Company took a restructuring charge of $48.6 million consisting of $45.3 million related to its revised European services strategy, $2.0 million for certain anticipated excess U.S. leasehold exit costs and $1.3 million related to a reduction in workforce, primarily in selling, general and administrative functions at the Company's headquarters. During third quarter

2001, the Company decided to partner with other Internet exchange companies in Europe rather than build and operate its own centers outside of the U.S. As a result, the Company (i) recorded a write-down of its European construction in progress assets to their net realizable value and recorded a charge totaling $29.3 million, (ii) accrued certain leasehold exit costs for its European leasehold interests in the amount of $6.4 million, (iii) wrote-off its European letters of credit that secured the European leasehold interests in the amount of $8.6 million and (iv) accrued various legal, storage and other costs totaling $1.0 million to facilitate this change in strategy. The Company experienced some cost savings benefits from this restructuring charge during the fourth quarter of 2001, particularly in cost of revenues; however, these cost-savings will be partially offset by the increased operating costs of the New York metropolitan area IBX hub beginning in the first quarter of 2002. In addition, the Company incurred a $2.0 million restructuring charge for leasehold exit costs associated with certain excess U.S. leases and a $1.3 million restructuring charge related to an approximate 15% reduction in workforce in an effort to streamline and reduce the cost structure of the Company's headquarter function. The Company began to realize the cost savings benefits of the $2.0 million U.S. lease restructuring charge and $1.3 million workforce reduction restructuring charge commencing in the fourth quarter of 2001.

   Adjusted EBITDA. Adjusted EBITDA loss decreased from $62.4 million for the year ended December 31, 2000 to $38.0 million for the year ended December 31, 2001. Although many factors affect Adjusted EBITDA and costs vary from IBX market to IBX market, the Company achieved Adjusted EBITDA breakeven during the fourth quarter of 2001. We believe that Adjusted EBITDA losses peaked during the fourth quarter of 2000.Adjusted EBITDA losses will continue to decline and trend toward Adjusted EBITDA profitability in subsequent quarters given the Company achieved Adjusted EBITDA breakeven during the fourth quarter of 2001. This trend will be offset in part by incremental costs associated with the opening of the New York metropolitan IBX hub during the first quarter of 2002.

   Interest Income. Interest income decreased from $16.4 million for the year ended December 31, 2000 to $10.7 million for the year ended December 31, 2001 as a result of a decline in short-term interest rates and reduced cash, cash equivalent and short-term investments.

   Interest Expense. Interest expense increased from $29.1 million for the year ended December 31, 2000 to $43.8 million for the year ended December 31, 2001. The increase in interest expense was attributed to interest on the senior notes, interest related to an increase in our debt facilities and capital lease obligations, including the senior secured credit facility, and amortization of the senior notes, senior secured credit facility, other debt facilities and capital lease obligations discount.

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

   Cost of Revenues. Cost of revenues increased from $3.3 million for the year ended December 31, 1999 to $43.4 million for the year ended December 31, 2000. Cost of revenues consisted primarily of rental payments for our leased IBX hubs, site employees' salaries and benefits, utility costs, power and redundancy system engineering support services and related costs, security services and related costs and depreciation and amortization of our IBX hub build-out and other equipment costs. The increase in cost of revenues was due to the expansion and deployment of our IBX hubs throughout the U.S. In addition, cost of revenues included certain costs related to real estate obtained for future IBX facilities in the U.S. and Europe. Furthermore, these amounts include $177,000 and $766,000, for the years ended December 31, 1999 and 2000, respectively, of stock-based compensation expense.

   Sales and Marketing. Sales and marketing expenses increased from $3.9 million for the year ended December 31, 1999 to $20.1 million for the year ended December 31, 2000. Sales and marketing expenses consisted primarily of compensation and related costs for the sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. The increase in sales and marketing expense resulted from the addition of personnel in our sales and marketing organizations, reflecting our increased selling effort to support our IBX hub deployment plan and our efforts to develop market awareness. These amounts include $1.6 million and $6.3 million, for the years ended December 31, 1999 and 2000, respectively, of stock-based compensation expense.

   General and Administrative. General and administrative expenses increased from $12.6 million for the year ended December 31, 1999 to $56.6 million for the year ended December 31, 2000. General and administrative expenses consisted primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. The increase in general and administrative expenses was primarily the result of increased expenses associated with additional hiring of personnel in management, finance and administration, as well as other related costs associated with supporting the Company's expansion. These amounts include $4.8 million and $22.8 million, for the years ended December 31, 1999 and 2000, respectively, of stock-based compensation expense.

   Adjusted EBITDA. Adjusted EBITDA loss increased from $12.5 million for the year ended December 31, 1999 to $62.4 million for the year ended December 31, 2000. Although many factors affect adjusted EBITDA and costs vary from IBX market to IBX market, as of December 31, 2000, three of our six IBX hubs achieved positive adjusted EBITDA status.

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

Liquidity and Capital Resources

   Since inception, we have financed our operations and capital requirements primarily through the issuance of senior notes, the private sale of preferred stock, our initial public offering and various debt financings for aggregate gross proceeds of approximately $844.2 million. As of December 31, 2001, we had approximately $87.7 million in cash, cash equivalents and short-term investments. Furthermore, we have an additional $28.0 million of restricted cash, cash equivalents and short-term investments to provide collateral under a number of separate security agreements for standby letters of credit and escrow accounts entered into and in accordance with certain lease and construction agreements. Our principal sources of liquidity consist of our cash, cash equivalent and short-term investment balances. As of December 31, 2001, our total indebtedness from our senior notes, senior secured credit facility and debt facilities and capital lease obligations was $319.2 million. In October 2001, the Company repaid $50.0 million of the senior secured credit facility and subsequently borrowed $5.0 million under the amended and restated senior secured credit facility. This repayment occurred in conjunction with amending and restating the original agreement to reset certain financial covenants contained in this facility to more accurately reflect current economic market conditions.

   Net cash used in our operating activities was $68.9 million, $68.1 million and $9.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. We used cash primarily to fund our net loss from operations.

   Net cash used in investing activities was $153.0 million, $302.2 million and $86.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Net cash used in investing activities was primarily attributable to the construction of our IBX hubs and the purchase of restricted cash and short-term investments.

   Net cash generated by financing activities was $107.8 million, $339.8 million and $295.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. Net cash generated by financing activities during the year ended December 31, 2001 was primarily attributable to the net $105.0 million draw down under our amended and restated senior secured credit facility. Net cash generated by financing activities during the year ended December 31, 2000 was primarily attributable to the proceeds from the initial public offering and issuance of Series C redeemable convertible preferred stock. Net cash generated by financing activities during the year ended December 31, 1999 was primarily attributable to the proceeds from the issuance of Series B redeemable convertible preferred stock and the proceeds from the issuance of the senior notes and the drawdown of funds related to our debt and capital lease facilities.

   In May 1999, we entered into a master lease agreement in the amount of $1.0 million. This master lease agreement was increased by addendum in August 1999 by $5.0 million. This agreement bears interest at either 7.5% or 8.5% and is repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. As of December 31, 2001, these capital lease financings were fully drawn.

   In August 1999, we entered into a loan agreement in the amount of $10.0 million. This loan agreement bears interest at 8.5% and is repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. As of December 31, 2001, this loan agreement was fully drawn.

   In December 1999, we issued $200.0 million aggregate principal amount of 13% senior notes due 2007 for aggregate net proceeds of $193.4 million, net of offering expenses. Of the $200.0 million gross proceeds, $16.2 million was allocated to additional paid-in capital for the fair market value of the common stock warrants and recorded as a discount to the senior notes. Senior notes, net of the unamortized discount, are valued at $187.9 million as of December 31, 2001.

   In December 1999, we completed the private sale of our Series B redeemable convertible preferred stock, net of issuance costs, in the amount of $81.7 million.

   In May 2000, we entered into a purchase agreement regarding approximately 79 acres of real property in San Jose, California. In June 2000, before closing on this property, we assigned our interest in the purchase agreement to iStar San Jose, LLC ("iStar"). On the same date, iStar purchased this property and entered into a 20-year lease with us for the property. Under the terms of the lease, we have the option to extend the lease for an additional 60 years, for a total lease term of 80 years. In addition, we have the option to purchase the property from iStar on certain designated dates in the future.

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

   In December 2000, we entered into a $150.0 million senior secured credit facility. As of September 30, 2001, this facility was fully drawn; however, in October 2001, the Company repaid $50.0 million of this facility. This repayment occurred in conjunction with amending and restating the original agreement to reset certain financial covenants contained in this facility to more accurately reflect current economic market conditions. Of the $50.0 million repaid, a total of $25.0 million is a permanent reduction of this facility, while the remaining

$25.0 million is available for re-borrow under the amended and restated senior secured credit facility. In October 2001, $5.0 million was drawn under the amended and restated senior secured credit facility with the remaining balance of $20.0 million available for re-borrow during a future designated period. The remaining $20.0 million is only available for drawdown commencing September 30, 2002 and only if the Company remains in full compliance with all covenants as outlined in the amended and restated senior secured credit facility, and meets an additional EBITDA test. The ability to draw on the remaining $20.0 million expires on December 31, 2002. As of December 31, 2001, a total of $105.0 million was outstanding under the amended and restated senior secured credit facility. Our amended and restated senior secured credit facility contains a number of financial ratios and covenants which we must meet each quarter, and in certain circumstances each month, such as achieving specified revenue targets at levels significantly above historical revenues, maintaining certain minimum cash balances and limiting our EBITDA losses. We are in full compliance with all of these covenants and ratios at this time. If we are unable to maintain these ratios or comply with these covenants, the banks could require repayment of amounts previously drawn down. We do not currently have sufficient cash reserves to repay such amounts. In addition, the inability to draw down the remaining $20.0 million under this facility may not provide sufficient funds for the Company to support its spending needs and could adversely affect our business and the Company's ability to continue as a going concern.

   In March 2001, we entered into a loan agreement in the amount of $3.0 million. This loan agreement bears interest at 13.15% and is repayable over 36 months. As of December 31, 2001, this loan agreement was fully drawn.

   In June 2001, we entered into a loan agreement in the amount of $5.0 million. This loan agreement bears interest at 13.0% and is repayable over 36 months. As of December 31, 2001, this loan agreement was fully drawn.

   The Company leases its IBX hubs and certain equipment under noncancelable operating lease agreements expiring through 2025. The following represents the minimum future operating lease payments for these commitments, as well as the combined aggregate maturities for all of the Company's debt as of December 31, 2001 (in thousands):

                                   Debt
                              facilities and     Senior
                              capital lease  secured credit  Senior  Operating
                               obligations      facility     notes    leases    Total
                              -------------- -------------- -------- --------- --------
2002.........................    $ 7,206        $     --    $     -- $ 23,780  $ 30,986
2003.........................      5,462           8,400          --   31,170    45,032
2004.........................      1,498          42,000          --   31,443    74,941
2005.........................         12          54,600          --   31,889    86,501
2006.........................         --              --          --   34,219    34,219
2007 and thereafter..........         --              --     200,000  425,650   625,650
                                 -------        --------    -------- --------  --------
                                 $14,178        $105,000    $200,000 $578,151  $897,329
                                 =======        ========    ======== ========  ========

   During the quarter ended September 30, 2001, the Company recorded a restructuring charge, primarily as a result of its revised European strategy. Part of this restructuring charge included the costs associated with exiting out of several operating leases in Europe and the U.S. As of December 31, 2001, three European operating leases and two U.S. operating leases remain as obligations. The total cost of the three European and two U.S. operating leases for which the Company is pursuing lease terminations is approximately $146.5 million out of the total $578.2 million of the minimum future operating lease payments indicated above. The Company expects to successfully complete the exit of these remaining leases during 2002.

   In February and March 2002, the Company retired $25.0 million of our 13% senior notes due 2007 in exchange for approximately 9.3 million shares of the Company's common stock. The total number of shares outstanding upon completion of the exchange is approximately 90.2 million shares.

   We expect that our cash on hand and anticipated cash flow from operations should be sufficient to complete our seventh IBX hub in the New York metropolitan area during the first quarter of 2002 and to fund our operations for the next twelve months. Assuming sufficient customer demand and the availability of additional financing, we may build or buy additional IBX hubs and expand certain existing IBX hubs. We are continually evaluating the location, number and size of our facilities based upon the availability of suitable sites, financing and customer demand. If we cannot raise additional funds on acceptable terms or our losses exceed our expectations, we may delay or permanently reduce our rollout plans or implement other cost saving initiatives in order to preserve cash. Additional financing may take the form of debt or equity. If we are unable to raise additional funds to further our rollout, we anticipate that our existing cash and the cash flow generated from the seven IBX hubs, for which we will have obtained financing, will be sufficient to meet the working capital, debt service and corporate overhead requirements associated with those IBX hubs for the next twelve months.

RISK FACTORS

   In addition to the other information in this report, the following risk factors should be considered carefully in evaluating our business and us.

Risks Related to Our Business

We have a limited operating history.

   We were founded in June 1998 and we did not recognize any revenue until November 1999. Our limited history and lack of meaningful financial or operating data makes evaluating our operations and the proposed scale of our business difficult. Moreover, our business model is unique and remains largely unproven. We expect that we will encounter challenges and difficulties frequently experienced by early-stage companies in new and rapidly evolving markets, such as our ability to generate cash flow, hire, train and retain sufficient operational and technical talent, and implement our plan with minimal delays. We may not successfully address any or all of these challenges and the failure to do so would seriously harm our business plan and operating results, and affect our ability to raise additional funds.

We have a history of losses and we anticipate our losses will continue in the future.

   As an early-stage company, we have experienced significant operating losses since inception. As of December 31, 2001, we had cumulative net losses of $330.0 million and cumulative cash used in operating activities of $147.6 million since inception. We expect to incur significant losses on a quarterly and annual basis in the foreseeable future. Our failure to significantly increase revenues will result in increased losses. Our revenues are dependent on our ability to continue selling our existing services and our ability to sell new service offerings to both new and existing customers.

We expect our operating results to fluctuate.

   We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuation in our operating results may cause the market price of our common stock to decline. We expect to experience significant fluctuations in our operating results in the foreseeable future due to a variety of factors, including:

  .   demand for space and services at our IBX hubs;

  .   our pricing policies and the pricing policies of our competitors;

  .   the timing of customer installations and related payments;

  .   customer retention and satisfaction;

  .   customer insolvency;

  .   the provision of customer discounts and credits;

  . the mix of current and proposed products and services and the gross margins associated with such products and services;

  .   competition in our markets;

  . the timing and magnitude of capital expenditures and expenses related to the expansion of sales, marketing, operations and acquisitions, if any, of complementary businesses and assets;

  . the effects of terrorist activity and armed conflict, such as disruptions in general economic activity, changes in logistics and security arrangements, and reduced customer demand for our services;

  . changes in general economic conditions and specific market conditions in the telecommunications and Internet industries;

  . the ability of our customers to obtain financing or to fund their capital expenditures;

  .   conditions related to international operations;

  .   the cost and availability of adequate public utilities, including power;

  .   growth of Internet use; and

  .   governmental regulation.

   Any of the foregoing factors, or other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition. Although we have experienced growth in revenues in recent quarters, this growth rate is not necessarily indicative of future operating results. It is possible that we may never achieve profitability on a quarterly or annual basis.

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

   We are highly leveraged. As of December 31, 2001, we had total indebtedness of $319.2 million consisting primarily of the following:

  .   a total of $200.0 million of our 13% senior notes due 2007;

  . a total of $105.0 million under our $125.0 million senior secured credit facility; and

  .   other outstanding debt facilities and capital lease obligations.

   We may incur further debt to fund the acquisition of complementary businesses, products, services or technologies or to expand our IBX footprint. Our highly leveraged position could have important consequences, including:

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

   In the event our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds needed to make required payments related to our indebtedness, or if we breach any covenants under this indebtedness, we would be in default under its terms and the holders of such indebtedness may be able to accelerate the maturity of such indebtedness. Such acceleration could cause defaults under our other indebtedness.

   In February and March 2002, the Company retired $25.0 million of our 13% senior notes due 2007 in exchange for approximately 9.3 million shares of the Company's common stock. The total number of shares outstanding upon completion of the exchange is approximately 90.2 million shares.

If we do not maintain specific financial ratios and comply with covenants in the credit agreement, the banks could require repayment of amounts previously drawn down and we do not currently have sufficient cash reserves to repay such amounts.

   In October 2001, we amended and restated our $150.0 million senior secured credit facility with a permanent $25.0 million reduction. We also made an additional $25.0 million repayment, of which we immediately re-borrowed $5.0 million and the remaining $20.0 million is available to draw during a future designated period provided certain financial covenants are reached. Our $125.0 million senior secured credit facility contains a number of financial ratios and covenants which we must meet each quarter, such as achieving specified revenue targets at levels significantly above historical revenues and limiting our EBITDA losses. In addition, we have a monthly cash covenant that requires us to maintain certain minimum cash balances. We are in full compliance with all of these covenants and ratios at this time. If we are unable to maintain these ratios or comply with these covenants, the banks could require repayment of amounts previously drawn down. We do not currently have sufficient cash reserves to repay such amounts. If we are required to repay amounts currently outstanding under this facility, we will have insufficient cash to fund operations and our ability to obtain additional financing will be impaired.

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

We may continue to have customer concentration and the loss of, or decline in business from, our key customers would result in a significant decline in our revenues.

   To date, we have relied upon a small number of customers for a majority of our revenue. For the year ended December 31, 2001, our single largest customer, IBM, represented 15% of total revenues, and our top 10 customers represented 55% of our total revenues. Some of our customers have experienced significant business difficulties. The difficulties of these customers have adversely affected our operating results. For example, customers such as Excite@Home, ICG Communications, NorthPoint Communications and Global Crossing have filed voluntary petitions for relief under the Bankruptcy Code. For fiscal year 2001, sales to customers that have filed for bankruptcy or that otherwise went out of business totaled approximately 4.9% of total revenues. We expect that we will continue to rely upon a limited number of customers for a significant percentage of our revenue. As a result of this concentration, a loss of, or decrease in business from, one or more of our large customers could have a material and adverse effect on our results of operations and would result in a significant decline in our revenues. To the extent the loss of, or decline in business from, our customers' results in decreased revenues, we may not be able to comply with certain covenants in our credit agreement.

We operate in a highly competitive market and we may be unable to compete successfully against established companies with greater resources and an ability to adopt aggressive pricing policies.

   We must be able to differentiate ourselves from existing providers of space for telecommunications equipment and web hosting companies. In addition to competing with neutral colocation providers, we compete with traditional colocation providers, including local phone companies, long distance phone companies, Internet service providers and web hosting facilities. Most of these companies have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Because of their greater financial resources, some of these companies have the ability to adopt aggressive pricing policies. As a result, in the future, we may suffer from pricing pressure that would adversely affect our ability to generate revenues and adversely affect our operating results. In addition, these competitors could offer colocation on neutral terms, and may start doing so in the same metropolitan areas where we have IBX hubs. Some of these competitors may also provide our target customers with additional benefits, including bundled communication services, and may do so in a manner that is more attractive to our potential customers than obtaining space in our IBX hubs. We believe our neutrality provides us with an advantage over these competitors. However, if these competitors were able to adopt aggressive pricing policies together with offering colocation space, our ability to generate revenues would be adversely affected.

   We may also face competition from persons seeking to replicate our IBX concept. Our competitors may operate more successfully than we do or form alliances to acquire significant market share. Furthermore, enterprises that have already invested substantial resources in peering arrangements may be reluctant or slow to adopt our approach that may replace, limit or compete with their existing systems. In addition, other companies may be able to attract the same potential customers that we are targeting. Once customers are located in our competitors' facilities, it will be extremely difficult to convince them to relocate to our IBX hubs.

We are exposed to general economic and market conditions.

   Our business is subject to the effects of general economic conditions in the United States and globally, and in particular, market conditions in the telecommunications and Internet infrastructure services industries. Due to the inability to obtain additional financing and the condition of the economy in general, certain companies in the Internet infrastructure services and telecommunications industries, including some of our customers and our customer's customers, have experienced significant business difficulties. The difficulties of these customers and these customer's customers have materially and adversely affected our operating results. If our customers and our customer's customers continue to experience business difficulties or cease operations, such as Excite@Home, Global Crossing and NorthPoint Communications, if the economic conditions in the United States and globally do not improve or if we experience a worsening in the global economic slowdown, our operating results will be adversely affected.

Because we depend on the development and growth of a balanced customer base, failure to attract and retain this base of customers could harm our business and operating results.

   Our ability to maximize revenues depends on our ability to develop and grow a balanced customer base, consisting of a variety of companies, including network service providers, site and performance management companies, and enterprise and content companies. The more balanced the customer base within each IBX hub, the better able we are to generate significant interconnection revenues, which in turn increases our overall revenues. Our ability to attract customers to our IBX hubs will depend on a variety of factors, including the presence of multiple carriers, the overall mix of our customers, our operating reliability and security and our ability to effectively market our services. In addition, some of our customers are and will continue to be Internet companies that face many competitive pressures and that may not ultimately be successful. If these customers do not succeed, they will not continue to use our IBX hubs. This may be disruptive to our business and may adversely affect our business, financial condition and results of operations.

We have a long sales cycle that may adversely affect our business, financial condition and results of operations.

   A customer's decision to lease cabinet space in our IBX hubs typically involves a significant commitment of resources and will be influenced by, among other things, the customer's confidence in our financial strength. In addition, some customers will be reluctant to commit to locating in our IBX hubs until they are confident that the IBX hub has adequate carrier connections. As a result, we have a long sales cycle. We generally incur significant expenses in sales and marketing prior to getting customer commitments for our services. Delays due to the length of our sales cycle may adversely affect our business, financial condition and results of operations.

Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.

   Our business depends on providing our customers with highly reliable service. We must protect our IBX infrastructure and our customers' equipment located in our IBX hubs. The services we provide are subject to failure resulting from numerous factors, including:

  .   human error;

  .   physical or electronic security breaches;

  .   fire, earthquake, flood and other natural disasters;

  .   water damage;

  .   power loss; and

  .   sabotage and vandalism.

   Problems at one or more of our IBX hubs, whether or not within our control, could result in service interruptions or significant equipment damage. In the past, a limited number of our customers have experienced temporary losses of power. If we incur significant financial commitments to our customers in connection with a loss of power, or our failure to meet other service level commitment obligations, our liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations, particularly in the early stage of our development, could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results. To the extent a failure of our physical infrastructure or services results in decreased revenues, we may not be able to comply with certain covenants in our credit agreement. If we are unable to comply with covenants in our credit agreement, the banks may require repayment of amounts previously drawn down, which amounts we are currently unable to repay.

We depend on a number of third parties to provide Internet connectivity to our IBX hubs; if connectivity is not established, or is delayed, interrupted or terminated, our operating results and cash flow will be adversely affected.

   The presence of diverse Internet fiber from communications carriers' fiber networks to our IBX hubs is critical to our ability to attract new customers. We believe that the availability of such carrier capacity will directly affect our ability to achieve our projected results.

   We are not a communications carrier, and as such we rely on third parties to provide our customers with carrier services. We rely primarily on revenue opportunities from our customers to encourage carriers to invest the capital and operating resources required to build facilities from their locations to our IBX hubs. Carriers will likely evaluate the revenue opportunity of an IBX hub based on the assumption that the environment will be highly competitive. There can be no assurance that, after conducting such an evaluation, any carrier will elect to offer its services within our IBX hubs. In addition, there can be no assurance once a carrier has decided to provide Internet connectivity to our IBX hubs that it will continue to do so for any period of time.

   The construction required to connect multiple carrier facilities to our IBX hubs is complex and involves factors outside of our control, including regulatory processes and the availability of construction resources. For example, in the past carriers have experienced delays in connecting to our facilities due to some of these factors. If the establishment of highly diverse Internet connectivity to our IBX hubs does not occur or is materially delayed or is discontinued, our operating results and cash flow will be adversely affected. Further, many carriers are experiencing business difficulties. As a result, some carriers may be forced to terminate connectivity within our IBX hubs. For example, on January 16, 2001, NorthPoint Communications, a carrier in one of our IBX hubs, announced that it filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, NorthPoint terminated connectivity in our IBX hubs after its assets were sold.

The ability to retain and recruit key personnel is key to our success.

   Our success largely depends on our ability to attract and retain key management and highly skilled technical, managerial, sales and marketing personnel. In spite of the economic slowdown, competition for these personnel remains intense. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel could make it difficult to meet key objectives.

If we are unable to successfully operate our management information systems, our business will be materially and adversely affected.

   To date, we have experienced difficulties implementing and upgrading our management information systems. We may need additional information technology personnel to upgrade and operate our management information systems. If we are unable to hire and retain such personnel, and successfully upgrade and operate adequate management information systems to support our growth effectively, our business will be materially and adversely affected.

Recent terrorist activity in the United States and the military action to counter terrorism could adversely impact our business.

   The September 11, 2001 terrorist attacks in the United States, the ensuing declaration of war on terrorism and the continued threat of terrorist activity and other acts of war or hostility appear to be having an adverse effect on business, financial and general economic conditions in the U.S. These effects may, in turn, result in increased costs due to the need to provide enhanced security, which would have a material adverse effect on our business and results of operations. These circumstances may also adversely affect our ability to attract and retain customers, our ability to raise capital and the operation and maintenance of our IBX hubs.

We may make acquisitions, which pose integration and other risks that could harm our business.

   We may seek to acquire complementary businesses, products, services and technologies. As a result of these acquisitions, we may be required to incur additional debt and expenditures and issue additional shares of our stock to pay for the acquired business, product, service or technology, which will dilute existing stockholders' ownership interest in the Company. In addition, if we fail to successfully integrate and manage acquired businesses, products, services and technologies, our business and financial results would be harmed. Currently, we have no present commitments or agreements with respect to any such acquisitions.

Our stock price has been volatile in the past and is likely to continue to be volatile.

   The market price of our common stock has been volatile in the past and is likely to continue to be volatile. In addition, the securities markets in general, and Internet stocks in particular, have experienced significant price volatility and accordingly the trading price of our common stock is likely to be affected by this activity. In addition, to the extent we issue stock to reduce our debt and deleverage the Company, our stock price may fluctuate as a result of the increased number of shares in the market.

We are subject to securities class action litigation, which may harm our business and results of operations.

   In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We are a party to the securities class action litigation described in Part II, Item 1--"Legal Proceedings" of this report. The defense of the litigation described in Part II, Item 1 may increase our expenses and divert our management's attention and resources, and an adverse outcome in this litigation could seriously harm our business and results of operations. In addition, we may in the future be the target of other securities class action or similar litigation.

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

   Our IBX hubs are susceptible to regional costs of power, electrical power shortages and planned or unplanned power outages caused by these shortages, such as those that occurred in California during 2001. The overall power shortage in California has increased the cost of energy, which we may not be able to pass on to our customers. We attempt to limit exposure to system downtime by using backup generators and power supplies. Power outages, which last beyond our backup and alternative power arrangements, could harm our customers and our business.

Risks Related to Our Industry

If use of the Internet and electronic business does not continue to grow, a viable market for our IBX hubs may not develop.

   Rapid growth in the use of and interest in the Internet has occurred only recently. Acceptance and use may not continue to develop at historical rates and a sufficiently broad base of consumers may not adopt or continue to use the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced Internet services and products are subject to a high level of uncertainty and there are few proven services and products. As a result, we cannot be certain that a viable market for our IBX hubs will emerge or be sustainable.

We must respond to rapid technological change and evolving industry standards in order to meet the needs of our customers.

   The market for IBX hubs will be marked by rapid technological change, frequent enhancements, changes in customer demands and evolving industry standards. Our success will depend, in part, on our ability to address the increasingly sophisticated and varied needs of our current and prospective customers. Our failure to adopt and implement the latest technology in our business could negatively affect our business and operating results.

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

   Following the September 11, 2001 terrorist attacks on the United States, there has been an increased focus by the government on Internet infrastructure centers, including our IBX hubs. Although, we do not believe there will be increased government regulation, laws and regulations governing Internet services, related communications services and information technologies, and electronic commerce remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, telecommunications, and taxation, apply to the Internet and to related services such as ours. In addition, the development of the market for online commerce and the displacement of traditional telephony services by the Internet and related communications services may prompt increased calls for more stringent consumer protection laws or other regulation, both in the United States and abroad, that may impose additional burdens on companies conducting business online and their service providers. The adoption or modification of laws or regulations relating to the Internet, or interpretations of existing law, could have a material adverse effect on our business, financial condition and results of operations.

Recent Accounting Pronouncements

   In July 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142").

   SFAS 141 supercedes Accounting Principles Board Opinion No. 16 ("APB 16"), Business Combinations, and is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. One of the most significant changes made by SFAS 141 is to require the use of the purchase method of accounting for all business combinations initiated after June 30, 2001.

   SFAS 142 supercedes Accounting Principles Board Opinion No. 17 ("APB 17"), Intangible Assets, but will carry forward provisions in APB 17 related to internally developed intangible assets. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and is effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 142 that could impact the Company are: (1) goodwill and indefinite lived intangible assets will no longer be amortized and
(2) goodwill will be tested for impairment at least annually at the reporting unit level.

   The Company does not expect the adoption of either SFAS 141 or SFAS 142 will have a material effect on its consolidated financial statements.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002. The Company is currently evaluating the impacts of the adoption of SFAS 144 to its financial statements.

   In November 2001, the FASB Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products, which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001, which is our first quarter ended March 31, 2002. Upon adoption we are required to reclassify all prior period amounts to conform to the current period presentation. We have not yet evaluated the effects of these changes on our consolidated financial statements.

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

   An immediate 10% increase or decrease in current interest rates would furthermore not have a material impact to our debt obligations due to the fixed nature of our long-term debt obligations, except for the interest expense associated with our amended and restated senior secured credit facility, which bears interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR. As of December 31, 2001, the amended and restated senior secured credit facility had an effective interest rate of 7.68%. The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but does not impact earnings or cash flows of the Company.

   The fair market value of our 13% senior notes due 2007 is based on quoted market prices. The estimated fair value of our 13% senior notes due 2007 as of December 31, 2001 is approximately $70.0 million.

Foreign Currency Risk

   To date, all of our recognized revenue has been denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations has been minimal. We expect that future revenues may be derived from customers outside of the U.S. and may be denominated in foreign currency. As a result, our operating results or cash flows may be impacted due to currency fluctuations relative to the U.S. dollar.

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

Commodity Price Risk

   Certain operating costs incurred by Equinix are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodities most likely to have an impact on our results of operations in the event of significant price changes are electricity and building materials for the construction of our IBX hubs such as steel. We are closely monitoring the cost of electricity, particularly in California. To the extent that electricity costs continue to rise, we are investigating opportunities to pass these additional power costs onto our customers that utilize this power. For building materials, we rely on Bechtel's expertise and bulk purchasing power to best manage the procurement of these required materials for the construction of our IBX hubs. We do not employ forward contracts or other financial instruments to hedge commodity price risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary data required by this Item 8 are listed in Item 14(a)(1) and begin at page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On March 7, 2000, KPMG LLP resigned as our independent accountants upon determining that they may no longer be independent of Equinix as a result of Cisco Systems, Inc.'s investment in both KPMG Consulting, Inc., a subsidiary of KPMG LLP and Equinix. We subsequently appointed PricewaterhouseCoopers LLP as our principal accountants on March 21, 2000. There were no disagreements with the former accountants during the fiscal years ended December 31, 1998 and 1999 or during any subsequent interim period preceding their replacement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the former accountants' satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports. The former independent accountants issued an unqualified report on the financial statements as of December 31, 1999 and 1998 and for the year ended December 31, 1999 and the period from June 22, 1998 (inception) to December 31, 1998. For purposes of this filing, the financial statements as of and for the year ended December 31, 1999 have been audited by PricewaterhouseCoopers LLP. Prior to March 21, 2000, we did not consult with PricewaterhouseCoopers LLP on items that involved our accounting principles or the form of audit opinion to be issued on our financial statements. The change in accountants was approved by our board of directors.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information regarding our Directors and Executive Officers is incorporated herein by reference from the section entitled "Election of Directors" of our definitive Proxy Statement (the "Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our 2002 Annual Meeting of Stockholders. The Proxy Statement is anticipated to be filed within 120 days after the end of our fiscal year ended December 31, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

   Information regarding executive compensation is incorporated herein by reference from the section entitled "Executive Compensation and Related Information" of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 13.  RELATED PARTY TRANSACTIONS

   Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements:

        Report of Independent Accountants.......................... F-1
        Consolidated Balance Sheets................................ F-2
        Consolidated Statements of Operations...................... F-3
        Consolidated Statements of Stockholders' Equity............ F-4
        Consolidated Statements of Cash Flows...................... F-5
        Notes to Consolidated Financial Statements................. F-6

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

10.37****+ Lease Agreement with Quattrocentro Limited, dated as of June 9, 2000.

10.38****+ Lease Agreement with Compagnie des Entrepots et Magasins Generaux de
           Paris, dated as of July 18, 2000.

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

  Exhibit
  Number                           Description of Document
  -------                          -----------------------
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

10.42*****+ First Amendment to Deed of Lease with TrizecHahn Beaumeade Technology
            Center LLC, dated as of March 22, 2001.

10.43*****+ First Lease Amendment Agreement with Market Halsey Urban Renewal,
            LLC, dated as of May 23, 2001.

10.44*****+ First Amendment to Lease with Nexcomm Asset Acquisition I, L.P., dated as of April 18, 2000.

10.45*****+ Amendment to Lease Agreement with Burlington Realty Associates III
            Limited Partnership, dated as of December 18, 2000.

10.46****** First Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 26, 2001.

10.47****** Amended and Restated Credit and Guaranty Agreement, dated as of
            September 30, 2001.

10.48****** 2001 Supplemental Stock Plan.

10.49       Deed Terminating a Commercial Lease with Compagnie des Entrepots et
            Magasins Generaux de Paris, dated as of September 7, 2001.

16.1*       Letter regarding change in certifying accountant.

21.1****    Subsidiaries of Equinix.

24.1        Power of Attorney (see page 40).

--------
     * Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-4 (Commission File No. 333-93749).
    ** Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement in Form S-1 (Commission File No. 333-39752).
   *** Incorporated herein by reference to the exhibit of the same number in the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
  **** Incorporated herein by reference to the exhibit of the same number in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
 ***** Incorporated herein by reference to the exhibit of the same number in the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
****** Incorporated herein by reference to the exhibit of the same number in the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
+ Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix's application for confidential treatment.

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

                                                       EQUINIX, INC.
                                                       (Registrant)
March 25, 2002

                                          By:        /s/  PETER F. VAN CAMP
                                             __________________________________
                                                     Peter F. Van Camp
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter F. Van Camp or Renee F. Lanam, or either of them, each with the power of substitution, their attorney-in-fact, to sign any amendments to this Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                            Title                       Date
          ---------                            -----                       ----

   /s/  PETER F. VAN CAMP     Chairman of the Board and Chief         March 25, 2002
----------------------------- Executive Officer (Principal Executive
      Peter F. Van Camp       Officer)

  /s/  ALBERT M. AVERY, IV    Vice-Chairman of the Board              March 25, 2002
-----------------------------
     Albert M. Avery, IV

     /s/  RENEE F. LANAM      Chief Financial Officer, General        March 25, 2002
----------------------------- Counsel and Secretary
       Renee F. Lanam

    /s/  KEITH D. TAYLOR      Vice President, Finance (Principal      March 25, 2002
----------------------------- Accounting Officer)
       Keith D. Taylor

      /s/  SCOTT KRIENS       Director                                March 25, 2002
-----------------------------
        Scott Kriens

   /s/  ANDREW S. RACHLEFF    Director                                March 25, 2002
-----------------------------
     Andrew S. Rachleff

   /s/  MICHELANGELO VOLPI    Director                                March 25, 2002
-----------------------------
     Michelangelo Volpi

     /s/  JOHN G. TAYSOM      Director                                March 25, 2002
-----------------------------
       John G. Taysom

                       Report of Independent Accountants

To Board of Directors and
Stockholders of Equinix, Inc.

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 37, present fairly, in all material respects, the financial position of Equinix, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
February 12, 2002, except for Note 12,
   which is as of March 22, 2002

                                 EQUINIX, INC.

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                 December 31,
                                                             --------------------
                                                               2001       2000
                                                             ---------  ---------
                          Assets
Current assets:
   Cash and cash equivalents................................ $  58,831  $ 174,773
   Short-term investments...................................    28,890     32,437
   Accounts receivable, net of allowance for doubtful
     accounts of $381 and $608..............................     6,909      4,925
   Current portion of restricted cash and short-term
     investments............................................        47     15,468
   Prepaids and other current assets........................     8,541     10,373
                                                             ---------  ---------
       Total current assets.................................   103,218    237,976
Property and equipment, net.................................   325,226    315,380
Construction in progress....................................   103,691     94,894
Restricted cash and short-term investments, less current
  portion...................................................    27,997     21,387
Debt issuance costs, net....................................    11,333     11,916
Other assets................................................     3,589      1,932
                                                             ---------  ---------
       Total assets......................................... $ 575,054  $ 683,485
                                                             =========  =========

           Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses.................... $  17,499  $  13,717
   Accrued construction costs...............................    34,650     89,343
   Accrued interest payable.................................     2,167      2,167
   Current portion of debt facilities and capital lease
     obligations............................................     7,206      4,426
   Other current liabilities................................     1,807      1,646
                                                             ---------  ---------
       Total current liabilities............................    63,329    111,299
Debt facilities and capital lease obligations, less current
  portion...................................................     6,344      6,506
Senior secured credit facility..............................   105,000         --
Senior notes................................................   187,882    185,908
Other liabilities...........................................     8,978      4,656
                                                             ---------  ---------
       Total liabilities....................................   371,533    308,369
                                                             ---------  ---------

Commitments and contingencies (Note 8)
Stockholders' equity:
   Common stock, $0.001 par value per share; 300,000,000
     shares authorized in 2001 and 2000; 80,084,076 and
     76,978,852 shares issued and outstanding in 2001 and
     2000...................................................        80         77
   Additional paid-in capital...............................   544,343    553,070
   Deferred stock-based compensation........................   (11,022)   (38,350)
   Accumulated other comprehensive income...................       135      1,919
   Accumulated deficit......................................  (330,015)  (141,600)
                                                             ---------  ---------
       Total stockholders' equity...........................   203,521    375,116
                                                             ---------  ---------
       Total liabilities and stockholders' equity........... $ 575,054  $ 683,485
                                                             =========  =========

         See accompanying notes to consolidated financial statements.

                                 EQUINIX, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                       Year ended December 31,
                                                   ------------------------------
                                                     2001       2000       1999
                                                   ---------  ---------  --------
Revenues.......................................... $  63,414  $  13,016  $     37
                                                   ---------  ---------  --------
Costs and operating expenses:
   Cost of revenues (includes stock-based
     compensation of $426, $766 and $177 for the
     years ended December 31, 2001, 2000, and
     1999 respectively)...........................    94,889     43,401     3,268
   Sales and marketing (includes stock-based
     compensation of $2,830, $6,318, and $1,631
     for the years ended December 31, 2001, 2000,
     and 1999 respectively).......................    16,935     20,139     3,949
   General and administrative (includes
     stock-based compensation of $15,788,
     $22,809, and $4,819 for the years ended
     December 31, 2001, 2000, and 1999,
     respectively)................................    58,286     56,585    12,603
   Restructuring charge...........................    48,565         --        --
                                                   ---------  ---------  --------
       Total costs and operating expenses.........   218,675    120,125    19,820
                                                   ---------  ---------  --------
   Loss from operations...........................  (155,261)  (107,109)  (19,783)
Interest income...................................    10,656     16,430     2,138
Interest expense..................................   (43,810)   (29,111)   (3,146)
                                                   ---------  ---------  --------
Net loss.......................................... $(188,415) $(119,790) $(20,791)
                                                   =========  =========  ========
Net loss per share:
   Basic and diluted.............................. $   (2.39) $   (3.48) $  (4.98)
                                                   =========  =========  ========
   Weighted average shares........................    78,681     34,461     4,173
                                                   =========  =========  ========



         See accompanying notes to consolidated financial statements.

                                 EQUINIX, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                      (in thousands, except share data )

                                                                                      Accumulated
                                             Common stock    Additional   Deferred       other                     Total
                                          ------------------  paid-in   stock-based  comprehensive Accumulated stockholders'
                                            Shares    Amount  capital   compensation income (loss)   deficit      equity
                                          ----------  ------ ---------- ------------ ------------- ----------- -------------
Balances as of December 31, 1998.........  6,150,000   $ 6    $  1,140    $   (972)     $    --     $  (1,019)   $    (845)
Issuance of common stock upon exercise
 of common stock options.................  5,522,196     6       1,280          --           --            --        1,286
Issuance of common stock warrants........         --    --      22,181          --           --            --       22,181
Deferred stock-based compensation, net
 of forfeitures..........................         --    --      19,361     (19,361)          --            --           --
Amortization of stock-based compensation.         --    --          --       6,627           --            --        6,627
Comprehensive income (loss):
   Net loss..............................         --    --          --          --           --       (20,791)     (20,791)
   Unrealized appreciation on
    short-term investments...............         --    --          --          --           14            --           14
                                          ----------   ---    --------    --------      -------     ---------    ---------
   Net comprehensive loss................         --    --          --          --           14       (20,791)     (20,777)
                                          ----------   ---    --------    --------      -------     ---------    ---------
Balances as of December 31, 1999......... 11,672,196    12      43,962     (13,706)          14       (21,810)       8,472
Issuance of common stock for cash........    115,213    --       1,033          --           --            --        1,033
Issuance of common stock upon exercise
 of common stock options.................  1,420,914     1       2,471          --           --            --        2,472
Issuance of common stock upon exercise
 of common stock warrants................    708,059    --         353          --           --            --          353
Issuance of common stock from initial
 public offering, net.................... 22,704,596    23     251,459          --           --            --      251,482
Conversion of redeemable convertible
 preferred stock......................... 40,704,222    41     191,539                                             191,580
Issuance/revaluation of common stock
 warrants................................         --    --       7,744          --           --            --        7,744
Repurchase of unvested common stock......   (346,348)   --         (28)         --           --            --          (28)
Deferred stock-based compensation, net
 of forfeitures..........................         --    --      54,537     (54,537)          --            --           --
Amortization of stock-based compensation.         --    --          --      29,893           --            --       29,893
Comprehensive income (loss):
   Net loss..............................         --    --          --          --           --      (119,790)    (119,790)
   Foreign currency translation gain.....         --    --          --          --        1,992            --        1,992
   Unrealized depreciation on
    short-term investments...............         --    --          --          --          (87)           --          (87)
                                          ----------   ---    --------    --------      -------     ---------    ---------
   Net comprehensive loss................         --    --          --          --        1,905      (119,790)    (117,885)
                                          ----------   ---    --------    --------      -------     ---------    ---------
Balances as of December 31, 2000......... 76,978,852    77     553,070     (38,350)       1,919      (141,600)     375,116
Issuance of common stock upon exercise
 of common stock options.................    496,663    --         435          --           --            --          435
Issuance of common stock upon exercise
 of common stock warrants................  2,332,668     2          (2)         --           --            --           --
Issuance of common stock under employee
 stock purchase plan.....................    525,678     1       1,483          --           --            --        1,484
Repurchase of unvested common stock......   (249,785)   --         (18)         --           --            --          (18)
Issuance/revaluation of common stock
 warrants................................         --    --      (2,341)         --           --            --       (2,341)
Deferred stock-based compensation, net
 of forfeitures..........................         --    --      (8,284)      8,284           --            --           --
Amortization of stock-based compensation.         --    --          --      19,044           --            --       19,044
Comprehensive income (loss):
   Net loss..............................         --    --          --          --           --      (188,415)    (188,415)
   Foreign currency translation loss.....         --    --          --          --       (1,873)           --       (1,873)
   Unrealized appreciation on
    short-term investments...............         --    --          --          --           89            --           89
                                          ----------   ---    --------    --------      -------     ---------    ---------
   Net comprehensive loss................         --    --          --          --       (1,784)     (188,415)    (190,199)
                                          ----------   ---    --------    --------      -------     ---------    ---------
Balances as of December 31, 2001......... 80,084,076   $80    $544,343    $(11,022)     $   135     $(330,015)   $ 203,521
                                          ==========   ===    ========    ========      =======     =========    =========

         See accompanying notes to consolidated financial statements.

                                 EQUINIX, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                       Year ended December 31,
                                                   ------------------------------
                                                     2001       2000       1999
                                                   ---------  ---------  --------
Cash flows from operating activities:
   Net loss....................................... $(188,415) $(119,790) $(20,791)
   Adjustments to reconcile net loss to net cash
     used in operating activities:................
   Depreciation...................................    49,645     14,816       609
   Amortization of deferred stock-based
     compensation.................................    19,044     29,893     6,627
   Amortization of debt-related issuance costs
     and discounts................................     7,195      8,445     1,010
   Allowance for doubtful accounts................       521        608        --
   Issuance of common stock to charity............        --        780        --
   Restructuring charge...........................    48,565         --        --
Changes in operating assets and liabilities:
     Accounts receivable..........................    (2,505)    (5,355)     (178)
     Prepaids and other current assets............     2,001     (8,776)   (1,429)
     Other assets.................................    (1,657)      (354)   (1,244)
     Accounts payable and accrued expenses........    (2,742)     9,574     4,481
     Accrued restructuring charge.................    (2,088)        --        --
     Other current liabilities....................       161      1,441       205
     Other liabilities............................     1,421        645       802
                                                   ---------  ---------  --------
      Net cash used in operating activities.......   (68,854)   (68,073)   (9,908)
                                                   ---------  ---------  --------
Cash flows from investing activities:
 Purchase of short-term investments...............  (168,411)  (114,968)  (22,812)
 Sales and maturities of short-term investments...   172,047    102,253     8,017
 Purchases of property and equipment..............   (57,791)  (296,320)  (28,241)
 Additions to construction in progress............   (44,343)   (74,448)  (14,145)
 Accrued construction costs.......................   (54,693)    79,571     9,520
 Purchase of restricted cash and short-term
   investments....................................   (25,020)   (24,246)  (38,609)
 Sale of restricted cash and short-term
   investments....................................    25,197     26,000        --
                                                   ---------  ---------  --------
   Net cash used in investing activities..........  (153,014)  (302,158)  (86,270)
                                                   ---------  ---------  --------
Cash flows from financing activities:
 Proceeds from issuance of common stock...........     1,918    254,560     1,286
 Proceeds from issuance of debt facilities and
   capital lease obligations......................     8,004      6,884    16,114
 Repayment of debt facilities and capital lease
   obligations....................................    (5,559)    (9,955)     (988)
 Proceeds from senior secured credit facility.....   150,000         --        --
 Repayment of senior secured credit facility......   (45,000)        --        --
 Proceeds from senior notes and common stock
   warrants, net..................................        --         --   193,890
 Repurchase of common and preferred stock.........       (18)       (28)      (10)
 Proceeds from issuance of redeemable convertible
   preferred stock, net...........................        --     94,353    84,886
 Debt issuance costs..............................    (1,546)    (5,967)       --
                                                   ---------  ---------  --------
   Net cash provided by financing activities......   107,799    339,847   295,178
                                                   ---------  ---------  --------
Effect of foreign currency exchange rates on cash
 and cash equivalents.............................    (1,873)     1,992        --
Net increase (decrease) in cash and cash
 equivalents......................................  (115,942)   (28,392)  199,000
Cash and cash equivalents at beginning of year....   174,773    203,165     4,165
                                                   ---------  ---------  --------
Cash and cash equivalents at end of year.......... $  58,831  $ 174,773  $203,165
                                                   =========  =========  ========
 Noncash financing and investing activities:
   Cash paid for taxes............................ $      18  $      --  $     68
                                                   =========  =========  ========
   Cash paid for interest......................... $  38,103  $  28,876  $    153
                                                   =========  =========  ========

         See accompanying notes to consolidated financial statements.

                                 EQUINIX, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business and Summary of Significant Accounting Policies

Nature of Business

   Equinix, Inc. ("Equinix" or the "Company") was incorporated as Quark Communications, Inc. in Delaware on June 22, 1998. The Company changed its name to Equinix, Inc. on October 13, 1998. Equinix designs, builds, and operates neutral Internet Business Exchange ("IBX") hubs where enterprises and Internet businesses place their equipment and their network facilities in order to interconnect with each other to grow their businesses and to improve Internet performance. The Company's neutral IBX hubs place our customers' operations at a central location and provide them with the highest level of security, multiple back-up services, flexibility to grow and technical assistance. The Company's neutral IBX hubs provide enterprises, content providers, ASPs and e-commerce companies with the ability to directly interconnect with a competitive choice of bandwidth providers, ISPs, site management companies and content distribution companies.

   The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since its inception, the Company has been successful in completing several rounds of financing. During the same period, the Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the year ended December 31, 2001, the Company incurred a loss from operations of $155.3 million and negative cash flows from operations of $68.9 million. As of December 31, 2001, the Company had an accumulated deficit of $330.0 million. For the year ended December 31, 2000, the Company incurred a loss from operations of $107.1 million and negative cash flows from operations of $68.1 million.

   The Company expects that cash on hand and anticipated cash flow from operations should be sufficient to complete its seventh IBX hub during the first quarter of 2002. The Company anticipates that its existing cash and the cash flow generated from the seven IBX hubs, for which the Company has obtained financing, will be sufficient to meet the working capital, debt service and corporate overhead requirements associated with those IBX hubs for the next twelve months. Assuming sufficient customer demand and the availability of additional financing, the Company may build or buy additional IBX hubs and expand certain existing IBX hubs. If the Company cannot raise additional funds on acceptable terms or losses exceed the Company's expectations, the Company may delay or permanently reduce its rollout plans or implement other cost saving initiatives in order to preserve cash.

   In October 2001, the Company amended and restated the Senior Secured Credit Facility (see Note 5). The Amended and Restated Senior Secured Credit Facility contains numerous financial covenants including achieving specified revenue targets at levels significantly above historical revenues, achieving certain EBITDA targets, maintaining minimum cash balances and limiting the amount of capital expenditures. The Company is in full compliance with all of these financial covenants and ratios as of December 31, 2001; however, if the Company does not achieve the specified revenue growth required by its financial covenants or is unable to maintain these ratios and comply with these covenants, the Company may be required to repay the $105.0 million currently outstanding under this facility and will not be able to draw down the remaining $20.0 million of the Amended and Restated Senior Secured Credit Facility. The Company does not currently have sufficient cash reserves to repay such amounts. In addition, the inability to draw down the remaining $20.0 million under this facility may not provide sufficient funds for the Company to support its spending needs and could adversely affect the business and the Company's ability to continue as a going concern.

   During the first quarter of 2002, the Company retired $25.0 million of the Senior Notes (see Note 4) in exchange for approximately 9.3 million shares of common stock (see Note 12).

                                 EQUINIX, INC.

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

Use of Estimates

   The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash, Cash Equivalents and Short-Term Investments

   The Company considers all highly liquid instruments with an original maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of money market mutual funds and certificates of deposit with financial institutions with maturities of between 7 and 60 days. Short-term investments generally consist of certificates of deposits with maturities of between 90 and 180 days and highly liquid debt and equity securities of corporations, municipalities and the U.S. government. Short-term investments are classified as "available-for-sale" and are carried at fair value based on quoted market prices with unrealized gains and losses reported in stockholders' equity as a component of comprehensive income. The cost of securities sold is based on the specific identification method.

Restricted Cash and Short-term Investments

   Restricted cash and short-term investments as of December 31, 2001, consisted of $28,044,000, which was used as collateral to support the issuance of ten standby letters of credit in lieu of deposits under certain domestic lease agreements, including two letters of credit posted in connection with Company's unimproved property in San Jose, California (see Note 8). These lease agreements have expiration terms at various dates through 2020. During the quarter ended September 30, 2001, the Company recorded a restructuring charge as part of its revised European services strategy. Part of this restructuring charge included the write-off of $8,634,000 related to several letters of credit related to the Company's long-term European operating leases (see Note
11).

   Restricted cash and short-term investments as of December 31, 2000, consisted of $12,801,000 deposited with an escrow agent to pay the third interest payment on the Senior Notes (see Note 4) and restricted cash of $24,054,000 as collateral for the issuance of twelve standby letters of credit, two bonds and three escrow accounts entered into and pursuant to certain lease agreements. These lease agreements expire at various dates through 2020.

                                 EQUINIX, INC.

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

   The Company's customer base is primarily composed of businesses throughout the United States. The Company performs ongoing credit evaluations of its customers. As of December 31, 2001, one customer accounted for 15% of revenues and another customer accounted for 10% of accounts receivables. As of December 31, 2000, two customers accounted for 12% and 11% of revenues and two customers accounted for 19% and 14% of accounts receivables. No other single customer accounted for greater than 10% of accounts receivables or revenues.

Property and Equipment

   Property and equipment are stated at original cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally two to five years for non-IBX hub equipment and seven to ten years for IBX hub equipment. Leasehold improvements and assets acquired under capital lease are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement.

Construction in Progress

   Construction in progress includes direct and indirect expenditures for the construction of IBX hubs and is stated at original cost. The Company has contracted out substantially all of the construction of the IBX hubs to independent contractors under construction contracts. Construction in progress includes certain costs incurred under a construction contract including project management services, site identification and evaluation services, engineering and schematic design services, design development and construction services and other construction-related fees and services. In addition, the Company has capitalized certain interest costs during the construction phase. Once an IBX hub becomes operational, these capitalized costs are depreciated at the appropriate rate consistent with the estimated useful life of the underlying asset.

   Included within construction in progress is the value attributed to the unearned portion of warrants issued to certain fiber carriers and our contractor totaling $1,439,000 as of December 31, 2001 and $6,270,000 as of December 31, 2000 (see Note 6).

   Interest incurred is capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, Capitalization of Interest Costs. Total interest cost incurred and total interest capitalized during the year ended December 31, 2001, was $45,350,000 and $1,540,000, respectively. Total interest cost incurred and total interest capitalized during the year ended December 31, 2000 was $34,102,000 and $4,991,000, respectively. Total interest cost incurred and total interest capitalized during the year ended December 31, 1999 was $3,324,000 and $177,000, respectively.

   During the quarter ended September 30, 2001, the Company recorded a restructuring charge as part of its revised European services strategy. Part of this restructuring charge included the write-down of $29,260,000 in European construction in progress assets to their net realizable value (see Note 11).

                                 EQUINIX, INC.

Fair Value of Financial Instruments

   The carrying value amounts of the Company's financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and long-term obligations approximate their fair value due to either the short-term maturity or the prevailing interest rates of the related instruments. The fair value of the Company's Senior Notes (see Note
4) is based on quoted market prices. The estimated fair value of the Senior Notes is approximately $70.0 million as of December 31, 2001. During the first quarter of 2002, the Company retired $25.0 million of the Senior Notes in exchange for approximately 9.3 million shares of common stock (see Note 12).

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

   In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company considers the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the quarter ended September 30, 2001, the Company wrote-down the value of its European construction in progress to its net realizable value as part of a larger restructuring charge in conjunction with a revised European services strategy (see Note 11). In December 2000, based on the uncertainty of the Company's future business relationship with NorthPoint (see Note 6), as a result of their filing under Chapter 11 bankruptcy protection, the Company determined that the future value of the other asset attributed to the unamortized portion of the fully-vested, nonforfeitable warrant was questionable and accordingly, the remaining asset totaling approximately $700,000 was written off. No impairment of long-lived assets was recorded as of December 31, 1999.

Revenue Recognition

   Equinix derives its revenues from (1) recurring revenue streams, such as from the leasing of cabinet space, power and interconnection services and (2) non-recurring revenue streams, such as from the recognized portion of deferred installation revenues and professional services. Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to three years. Non-recurring installation fees are deferred and recognized ratably over the term of the related contract. Professional service fees are recognized in the period in which the services were provided and represent the culmination of the earnings process. The Company generally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result.

   Revenue is recognized as service is provided when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from our customers. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. In addition, Equinix also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for those customers that the Company had expected to collect the revenues. If the financial condition of Equinix's customers were to deteriorate or if they become insolvent, resulting in an

                                 EQUINIX, INC.

impairment of their ability to make payments, allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and analyzes current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the Company's reserves.

   During the year ended December 31, 2001, the Company recognized approximately $200,000 of revenue in relation to equipment received from customers in lieu of cash. This equipment is being used in the Company's operations and was valued based on management's assessment of the fair value of the equipment in relation to external prices for similar equipment.

   Subsequent to year-end, the Company entered into arrangements with numerous vendors to resell equipment and bandwidth (see Note 12).

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

   The Company accounts for stock-based compensation arrangements with nonemployees in accordance with the Emerging Issues Task Force ("EITF") Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Accordingly, unvested options and warrants held by nonemployees are subject to revaluation at each balance sheet date based on the then current fair market value.

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

                                 EQUINIX, INC.

Comprehensive Income

   The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net loss or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income
(loss). Comprehensive income (loss) consists of net loss and other comprehensive income.

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

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated.

                                           Year ended     Year ended     Year ended
                                          December 31,   December 31,   December 31,
                                              2001           2000           1999
                                          -------------  -------------  ------------
Numerator:
   Net loss.............................. $(188,415,000) $(119,790,000) $(20,791,000)
                                          =============  =============  ============
Denominator:
   Weighted average shares...............    81,500,614     40,672,055     8,751,001
   Weighted average unvested shares
     subject to repurchase...............    (2,819,486)    (6,211,392)   (4,578,122)
                                          -------------  -------------  ------------
       Total weighted average shares.....    78,681,128     34,460,663     4,172,879
                                          =============  =============  ============
Net loss per share:
       Basic and diluted................. $       (2.39) $       (3.48) $      (4.98)
                                          =============  =============  ============

   The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated:

                                                   Year ended   Year ended   Year ended
                                                  December 31, December 31, December 31,
                                                      2001         2000         1999
                                                  ------------ ------------ ------------
Series A redeemable convertible preferred stock..          --          --    18,682,500
Series B redeemable convertible preferred stock..          --          --    15,759,561
Series A preferred stock warrants................          --          --     1,245,000
Common stock warrants............................   2,106,600   3,707,245     1,365,645
Common stock options.............................  20,860,963   8,893,292     2,615,394
Common stock subject to repurchase...............   2,819,486   6,211,392     4,578,122

  Derivatives and Hedging Activities

   The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, at the beginning of its fiscal year 2001. The standard requires the Company to recognize all derivatives

                                 EQUINIX, INC.

on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 133 did not have a material effect on the financial statements of the Company. As of December 31, 2001, the Company had not entered into any derivative or hedging activities.

Recent Accounting Pronouncements

   In July 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142").

   SFAS 141 supercedes Accounting Principles Board Opinion No. 16 ("APB 16"), Business Combinations, and is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. One of the most significant changes made by SFAS 141 is to require the use of the purchase method of accounting for all business combinations initiated after June 30, 2001.

   SFAS 142 supercedes Accounting Principles Board Opinion No. 17 ("APB 17"), Intangible Assets, but will carry forward provisions in APB 17 related to internally developed intangible assets. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and is effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 142 that could impact the Company are: (1) goodwill and indefinite lived intangible assets will no longer be amortized and
(2) goodwill will be tested for impairment at least annually at the reporting unit level.

   The Company does not expect the adoption of either SFAS 141 or SFAS 142 will have a material effect on its consolidated financial statements.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002. The Company is currently evaluating the impacts of the adoption of SFAS 144 to its financial statements.

   In November 2001, the FASB Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products, which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. This

                                 EQUINIX, INC.

issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001, which is our first quarter ended March 31, 2002. Upon adoption we are required to reclassify all prior period amounts to conform to the current period presentation. We have not yet evaluated the effects of these changes on our consolidated financial statements.

2.  Balance Sheet Components

Cash, Cash Equivalents and Short-term Investments

   Cash, cash equivalents and short-term investments consisted of the following as of December 31 (in thousands):

                                                              2001      2000
                                                            --------  ---------
Money market............................................... $ 26,864  $  72,325
Municipal bonds............................................   12,833     19,557
US government and agency obligations.......................   14,397     19,049
Corporate bonds............................................    4,116      2,024
Other securities...........................................   29,511     94,255
                                                            --------  ---------
   Total available-for-sale securities.....................   87,721    207,210
   Less amounts classified as cash and cash equivalents....  (58,831)  (174,773)
                                                            --------  ---------
   Total market value of short-term investments............ $ 28,890  $  32,437
                                                            ========  =========

   The original maturities of short-term investments are as follows as of December 31 (in thousands):

                                                               2001    2000
                                                              ------- -------
  Less than one year......................................... $25,320 $32,437
  Due in 1-2 years...........................................   3,570      --
                                                              ------- -------
     Total market value of short-term investments............ $28,890 $32,437
                                                              ======= =======

   As of December 31, 2001 and 2000, cost approximated market value of cash, cash equivalents and short-term investments; unrealized gains and losses were a gain of $17,000 as of December 31, 2001 and a loss of $73,000 as of December 31, 2000. As of December 31, 2001 and 2000, cash equivalents included investments in other securities with various contractual maturity dates that do not exceed 90 days. Gross realized gains and losses from the sale of securities classified as available-for-sale were not material for the years ended
December 31, 2001 and 2000. For the purpose of determining gross realized gains and losses, the cost of securities is based upon specific identification.

Accounts Receivable

   Accounts receivable, net, consists of the following as of December 31 (in thousands):

                                                              2001     2000
                                                             -------  -------
 Accounts receivable........................................ $12,868  $ 8,670
 Unearned revenue...........................................  (5,578)  (3,137)
 Allowance for doubtful accounts............................    (381)    (608)
                                                             -------  -------
                                                             $ 6,909  $ 4,925
                                                             =======  =======

                                 EQUINIX, INC.

   Unearned revenue consists of pre-billing for services that have not yet been provided, but which have been billed to customers ahead of time in accordance with the terms of their contract. Accordingly, the Company invoices its customers at the end of a calendar month for services to be provided the following month.

Property & Equipment

   Property and equipment is comprised of the following as of December 31 (in thousands):

                                                              2001      2000
                                                            --------  --------
Leasehold improvements..................................... $285,090  $243,851
IBX plant and machinery....................................   54,194    51,305
Computer equipment and software............................   11,306    12,438
IBX equipment..............................................   28,704    21,960
Furniture and fixtures.....................................    2,533     1,241
                                                            --------  --------
                                                             381,827   330,795
Less accumulated depreciation..............................  (56,601)  (15,415)
                                                            --------  --------
                                                            $325,226  $315,380
                                                            ========  ========

   Leasehold improvements, certain computer equipment, software and furniture and fixtures recorded under capital leases aggregated $5,779,000 and $5,999,000 as of December 31, 2001 and 2000, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense.

   Included within leasehold improvements is the value attributed to the earned portion of several warrants issued to certain fiber carriers and our contractor totaling $8,105,000 and $5,761,000 as of December 31, 2001 and 2000,
respectively (see Note 6). Amortization of such warrants is included in depreciation expense.

   The Company has included $2,234,000 of equipment held for resale within other current assets on the accompanying balance sheet as of December 31, 2001. This represents the estimated net realizable value of assets purchased during the pre-construction phase of the European IBX hubs that are now being held for resale that were written down as part of a larger restructuring charge in conjunction with a revised European services strategy (see Note 11).

Restricted Cash and Short-term Investments

   Restricted cash and short-term investments consisted of the following as of December 31 (in thousands):

                                                              2001      2000
                                                             -------  --------
 Certificates of deposit:
    Due within one year..................................... $    47  $ 15,468
    Due after one year through two years....................      --    21,387
 Restricted cash in U.S. treasury notes.....................  15,450        --
 Restricted cash in money market funds......................  12,547        --
                                                             -------  --------
                                                              28,044    36,855
 Less current portion.......................................     (47)  (15,468)
                                                             -------  --------
                                                             $27,997  $ 21,387
                                                             =======  ========

                                 EQUINIX, INC.

   As of December 31, 2001 and 2000, cost approximated market value of restricted cash and short-term investments; unrealized gains and losses were not significant.

Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consisted of the following as of December 31 (in thousands):

                                                               2001    2000
                                                              ------- -------
  Accounts payable........................................... $ 4,242 $ 8,270
  Accrued restructuring charge...............................   6,390      --
  Accrued compensation and benefits..........................   2,934   2,613
  Accrued taxes..............................................   1,296      52
  Accrued other..............................................   2,637   2,782
                                                              ------- -------
                                                              $17,499 $13,717
                                                              ======= =======

3.  Debt Facilities and Capital Lease Obligations

   Debt facilities and capital lease obligations consisted of the following as of December 31 (in thousands):

                                                                              2001     2000
                                                                             -------  -------
Venture Leasing Loan Agreement (net of unamortized discount of $392 and $727 as of December 31, 2001 and 2000, respectively)........................... $ 3,658  $ 6,138
Comdisco Master Lease Agreement and Addendum (net of unamortized discount
  of $221 and $412 as of December 31, 2001 and 2000, respectively)..........   3,374    4,794
Heller Loan (net of unamortized discount of $15 and none as of December 31,
  2001 and 2000, respectively)..............................................   4,183       --
Wells Fargo Loan............................................................   2,335       --
                                                                             -------  -------
                                                                              13,550   10,932
Less current portion........................................................  (7,206)  (4,426)
                                                                             -------  -------
                                                                             $ 6,344  $ 6,506
                                                                             =======  =======

Comdisco Loan and Security Agreement

   In March 1999, one of the Company's subsidiaries entered into a $7,000,000 Loan and Security Agreement with Comdisco, Inc. ("Comdisco" and the "Comdisco Loan and Security Agreement"). In December 2000, the outstanding principal and interest balance under this facility, including the final balloon interest payment, was repaid in full. Under the terms of the Comdisco Loan and Security Agreement, Comdisco agreed to lend the Company up to $3,000,000 for equipment (referred to as the "hard" loan) and up to $4,000,000 for software and tenant improvements ("soft" loan) for the Ashburn, Virginia IBX hub buildout. The loans, which were collateralized by the assets of the Ashburn IBX, were available in minimum advances of $1,000,000 and each loan was evidenced by a secured promissory note. The hard and soft loans issued beared interest at rates of 7.5% and 9% per annum, respectively, and were repayable in 42 and 36 equal monthly installments, respectively, plus a final balloon interest payment equal to 15% of the original advance amount. The Comdisco Loan and Security Agreement had an effective interest rate of 18.1% per annum.

   In connection with the Comdisco Loan and Security Agreement, the Company granted Comdisco a warrant to purchase 765,000 shares of the Company's Series A redeemable convertible preferred stock at $0.67 per share

                                 EQUINIX, INC.

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

Comdisco Master Lease Agreement

   In May 1999, the Company entered into a Master Lease Agreement with Comdisco (the "Comdisco Master Lease Agreement"). Under the terms of the Comdisco Master Lease Agreement, the Company sells equipment to Comdisco, which it will then lease back. The amount of financing to be provided is up to $1,000,000. Repayments are made monthly over 42 months with a final balloon interest payment equal to 15% of the balance amount due at maturity. Interest accrues at 7.5% per annum. The Comdisco Master Lease Agreement has an effective interest rate of 14.6% per annum. As of December 31, 2001, $461,000 was outstanding under the Comdisco Master Lease Agreement.

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

Comdisco Master Lease Agreement Addendum

   In August 1999, the Company amended the Comdisco Master Lease Agreement. Under the terms of the Comdisco Master Lease Agreement Addendum, the Company sells equipment (hard items) and software and tenant improvements (soft items) in its San Jose IBX hub to Comdisco, which it then leases back. The amount of financing available under the Comdisco Master Lease Agreement Addendum is up to $2,150,000 for hard items and up to $2,850,000 for soft items. Amounts drawn under this addendum will be collateralized by the underlying hard and soft assets of the San Jose IBX hub that were funded under the Comdisco Master Lease Agreement Addendum. Repayments are made monthly over the course of 42 months. Interest accrues at 8.5% per annum, with a final balloon interest payment equal to 15% of the original acquisition cost of the property financed. The Comdisco Master Lease Agreement Addendum has an effective interest rate of 15.3% per annum. As of December 31, 2001, $3,134,000 was outstanding under the Comdisco Master Lease Agreement Addendum.

   In connection with the Comdisco Master Lease Agreement Addendum, the Company granted Comdisco a warrant to purchase 150,000 shares of the Company's Series A redeemable convertible preferred stock at $3.00

                                 EQUINIX, INC.

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

Venture Leasing Loan Agreement

   In August 1999, the Company entered into a Loan Agreement with Venture Lending & Leasing II, Inc. and other lenders ("VLL" and the "Venture Leasing Loan Agreement"). The Venture Leasing Loan Agreement provides financing for equipment and tenant improvements at the Newark, New Jersey IBX hub and a secured term loan facility for general working capital purposes. The amount of financing to be provided is up to $10,000,000, which may be used to finance up to 85% of the projected cost of tenant improvements and equipment for the Newark IBX hub and is collateralized by the assets of the Newark IBX. Notes issued bear interest at a rate of 8.5% per annum and are repayable in 42 monthly installments plus a final balloon interest payment equal to 15% of the original advance amount due at maturity and are collateralized by the assets of the New Jersey IBX. The Venture Leasing Loan Agreement has an effective interest rate of 14.7% per annum. As of December 31, 2001, $4,050,000 was outstanding under the Venture Leasing Loan Agreement.

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

Heller Loan

   In June 2001, the Company obtained a $5,000,000 loan from Heller Financial Leasing, Inc. (the "Heller Loan"). Repayments on the Heller Loan are made over 36 months and interest accrues at 13.0% per annum. The Heller Loan is secured by certain equipment located in the New York metropolitan area IBX hub. As of December 31, 2001, $4,198,000 was outstanding under the Heller Loan.

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

   The costs related to the issuance of the Heller Loan were capitalized and are being amortized to interest expense using the effective interest method, over the life of the Heller Loan. Debt issuance costs, net of amortization, are $185,000 as of December 31, 2001.

                                 EQUINIX, INC.

Wells Fargo Loan

   In March 2001, the Company obtained a $3,004,000 loan from Wells Fargo Equipment Finance, Inc. (the "Wells Fargo Loan"). Repayments on the Wells Fargo Loan are made over 36 months and interest accrues at 13.15% per annum. The Wells Fargo Loan is secured by certain equipment located in the New York metropolitan area IBX hub currently under construction. As of December 31, 2001, $2,335,000 was outstanding under the Wells Fargo Loan.

   The costs related to the issuance of the Wells Fargo Loan were capitalized and are being amortized to interest expense using the effective interest method, over the life of the Wells Fargo Loan. Debt issuance costs, net of amortization, are $108,000 as of December 31, 2001.

Maturities

   Combined aggregate maturities for debt facilities and future minimum capital lease obligations as of December 31, 2001 are as follows (in thousands):

                                                               Capital
                                                     Debt       lease
                                                  facilities obligations  Total
                                                  ---------- ----------- -------
2002.............................................  $ 5,462     $ 1,744   $ 7,206
2003.............................................    3,746       1,716     5,462
2004.............................................    1,363         135     1,498
2005.............................................       12          --        12
                                                   -------     -------   -------
                                                    10,583       3,595    14,178
Less amount representing unamortized discount....     (407)       (221)     (628)
                                                   -------     -------   -------
                                                    10,176       3,374    13,550
Less current portion.............................   (5,462)     (1,744)   (7,206)
                                                   -------     -------   -------
                                                   $ 4,714     $ 1,630   $ 6,344
                                                   =======     =======   =======

4.  Senior Notes

   On December 1, 1999, the Company issued 200,000 units, each consisting of a $1,000 principal amount 13% Senior Note due 2007 (the "Senior Notes") and one warrant to purchase 16.8825 shares (for an aggregate of 3,376,500 shares) of common stock for $0.0067 per share (the "Senior Note Warrants"), for aggregate net proceeds of $193,400,000, net of offering expenses. Of the $200,000,000 gross proceeds, $16,207,000 was allocated to additional paid-in capital for the deemed fair value of the Senior Note Warrants and recorded as a discount to the Senior Notes. The discount on the Senior Notes is being amortized to interest expense, using the effective interest method, over the life of the debt. The Senior Notes have an effective interest rate of 14.1% per annum. The fair value attributed to the Senior Note Warrants was consistent with the Company's treatment of its other common stock transactions prior to the issuance of the Senior Notes. The fair value was based on recent equity transactions by the Company. The amount of the Senior Notes, net of the unamortized discount, is $187,882,000 as of December 31, 2001.

   Interest is payable semi-annually, in arrears, on June 1 and December 1 of each year. The notes are unsecured, senior obligations of the Company and are effectively subordinated to all existing and future indebtedness of the Company, whether or not secured.

                                 EQUINIX, INC.

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

   The costs related to the issuance of the Senior Notes were capitalized and are being amortized to interest expense using the effective interest method, over the life of the Senior Notes. Debt issuance costs, net of amortization, are $5,100,000 as of December 31, 2001.

   During the first quarter of 2002, the Company retired $25.0 million of the Senior Notes in exchange for approximately 9.3 million shares of common stock (see Note 12).

5.  Senior Secured Credit Facility

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

   The Senior Secured Credit Facility had a number of covenants, which included achieving certain minimum revenue targets and limiting cumulative EBITDA losses and maximum capital spending limits among others. As of September 30, 2001, the Company was not in compliance with one of these covenants. However, the syndicate of lenders provided a forbearance and, in October 2001, the Company successfully completed the renegotiation of the Senior Secured Credit Facility and amended certain of the financial covenants to reflect the prevailing economic environment as part of the Amended and Restated Senior Secured Credit Facility (the "Amended and Restated Senior Secured Credit Facility"). As required under this amendment, the Company repaid $50,000,000 of the $150,000,000 Senior Secured Credit Facility outstanding as of September 30, 2001, of which $25,000,000 represented a permanent reduction. As such, the Amended and Restated Senior Secured Credit Facility provides a total of $125,000,000 of debt financing and consists of the following:

  . Term loan facility, redesignated as tranche A, in the amount of $100,000,000, which represents the remaining $100,000,000 outstanding after repayment of the $50,000,000 in October 2001.

  . Term loan facility, redesignated as tranche B, in the amount of $25,000,000, of which $5,000,000 was immediately drawn with the remaining $20,000,000 available for future draw. The remaining $20,000,000 is only available for drawdown commencing September 30, 2002 and only if the Company remains in full compliance with all covenants as outlined in the Amended and Restated Senior Secured Credit Facility, and meets an additional EBITDA test. The ability to draw on the remaining $20,000,000 expires on December 31, 2002.

                                 EQUINIX, INC.

   Loans under the Amended and Restated Senior Secured Credit Facility bear interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR. Interest rates on the Amended and Restated Senior Secured Credit Facility were increased by 0.50% and the frequency of interest payments has been amended to monthly from quarterly. As of December 31, 2001, the Company's total indebtedness under the Amended and Restated Senior Secured Credit Facility was $105,000,000 and had an effective interest rate of 7.68%.

   Repayment of principal under the Amended and Restated Senior Secured Credit Facility is summarized as follows as of December 31, 2001 (in thousands):

 Year ending:
    2003.............................................................. $  8,400
    2004..............................................................   42,000
    2005..............................................................   54,600
                                                                       --------
        Total......................................................... $105,000
                                                                       ========

   As noted above, in connection with the Amended and Restated Senior Secured Credit Facility, the syndicate of lenders reset and modified the various covenants related to the Senior Secured Credit Facility to reflect the then prevailing economic environment in which the Company has been operating in. In addition to resetting the existing financial covenants, a new covenant requiring minimum cash balances was added. In addition to various financial covenants, the Amended and Restated Senior Secured Credit Facility also includes various non-financial covenants, including those that restrict the Company's ability to incur additional indebtedness and transfer funds among the Company's wholly-owned subsidiaries, as well as numerous monthly and quarterly reporting requirements that the Company must adhere to. The Company was in compliance with all financial covenants as of December 31, 2001; however, if the Company does not attain the revenue growth stipulated in the financial covenants or is unable to maintain these ratios and comply with these covenants, the Company may be required to repay amounts currently outstanding under this facility and will not be able to draw down the remaining $20.0 million of the Amended and Restated Senior Secured Credit Facility. The Company does not currently have sufficient cash reserves to repay such amounts. In addition, the inability to draw down the remaining $20.0 million under this facility may not provide sufficient funds for the Company to support its spending needs and could adversely affect the business and its ability to continue as a going concern.

   Borrowings under the Amended and Restated Senior Secured Credit Facility are collateralized by a first priority lien against substantially all of the Company's assets.

   The costs related to the issuance of the Senior Secured Credit Facility were capitalized and are being amortized to interest expense using the effective interest method, over the life of the Senior Secured Credit Facility. As a result of amending and restating the Senior Secured Credit Facility, the Company incurred additional fees of approximately $1,519,000, which have been added to debt issuance costs and are being amortized to interest expense using the effective interest method over the remaining life of the Amended and Restated Senior Secured Credit Facility. Total debt issuance costs, net of amortization, were $5,940,000 and $5,966,000 as of December 31, 2001 and December 31, 2000, respectively.

6.  Redeemable Convertible Preferred Stock and Stockholders' Equity

   In January 2000, the Company's stockholders approved a three-for-two stock split of its common and redeemable convertible preferred stock effective January 19, 2000. The Company amended and restated its Certificate of Incorporation to increase the authorized share capital to 132,000,000 shares of common stock and 68,000,000 shares of redeemable convertible preferred stock, of which 32,000,000 has been designated as

                                 EQUINIX, INC.

Series A and 36,000,000 as Series B, to give effect to the three-for-two stock split. The accompanying consolidated financial statements have been adjusted to reflect this stock split.

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

Redeemable Convertible Preferred Stock

   Between May and June 2000, the Company completed its Series C redeemable convertible preferred stock financing. The Company issued 6,261,161 shares of Series C redeemable convertible preferred stock, at a price of $15.08 per share.

   All 40,704,222 shares of Series A, Series B and Series C redeemable convertible preferred stock were converted to shares of common stock on a one-for-one basis upon the closing of the Company's initial public offering ("IPO") in August 2000. All outstanding warrants to purchase preferred stock are now exercisable for common stock.

Common Stock

   On August 11, 2000 the Company completed an IPO of 20,000,000 shares of its common stock. On September 7, 2000 the underwriters exercised their option to purchase 2,704,596 shares to cover the over-allotment of shares.

   The Company's founders purchased 6,060,000 shares of stock. Approximately 5,454,000 shares are subject to restricted stock purchase agreements whereby the Company has the right to repurchase the stock upon voluntary or involuntary termination of the founder's employment with the Company at $0.00033 per share. The Company's repurchase right lapses at a rate of 25% per year. In May 2000, the board of directors agreed to waive the repurchase right with respect to one of the founder's unvested shares. As of December 31, 2001 and 2000, 340,875 and 1,022,625 shares were subject to repurchase at a price of $0.00033 per share, respectively.

   Upon the exercise of certain unvested stock options, the Company issued to employees common stock which is subject to repurchase by the Company at the original exercise price of the stock option. This right lapses over the vesting period. As of December 31, 2001 and 2000, there were 1,073,538 and 3,114,743 shares, respectively, subject to repurchase.

   As of December 31, 2001, the Company has reserved the following shares of authorized but unissued shares of common stock for future issuance:

Common stock warrants................................................ 4,512,381
Common stock options................................................. 2,386,938
Common stock purchase plan........................................... 1,074,322
                                                                      ---------
                                                                      7,973,641
                                                                      =========

                                 EQUINIX, INC.

Stock Purchase Plan

   In May 2000, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") under which 1,000,000 shares were reserved for issuance thereafter. On each January 1, the number of shares in reserve will automatically increase by 2% of the total number of shares of common stock outstanding at that time, or, if less, by 600,000 shares. The Puchase Plan permits purchases of common stock via payroll deductions. The maximum payroll deduction is 15% of the employee's cash compensation. Purchases of the common stock will occur on February 1 and August 1 of each year. The price of each share purchased will be 85% of the lower of:

  . The fair market value per share of common stock on the date immediately before the first day of the applicable offering period (which lasts 24 months); or

  .   The fair market value per share of common stock on the purchase date.

   The value of the shares purchased in any calendar year may not exceed
$25,000.

   As of December 31, 2001, 525,678 shares have been issued under the Purchase Plan at a weighted-average purchase price of $2.82 per share. There were no purchases under the Purchase Plan during fiscal 2000.

Stock Option Plans

   In September 1998, the Company adopted the 1998 Stock Plan. In May 2000, the Company adopted the 2000 Equity Incentive Plan and 2000 Director Stock Option Plan; and in September 2001, the Company adopted the 2001 Supplemental Stock Plan (collectively, the "Plans") under which nonstatutory stock options and restricted stock may be granted to employees, outside directors, consultants, and incentive stock options may be granted to employees. Accordingly, the Company reserved a total of 30,181,541 shares of the Company's common stock for issuance upon the grant of restricted stock or exercise of options granted in accordance with the Plans. On each January 1, commencing with the year 2001, the number of shares in reserve will automatically increase by 6% of the total number of shares of common stock that are outstanding at that time or, if less, by 6,000,000 shares for the 2000 Equity Incentive Plan and by 50,000 shares for the 2000 Director Stock Option Plan. Options granted under the Plans generally expire 10 years following the date of grant and are subject to limitations on transfer. The Plans are administered by the Board of Directors.

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

                                 EQUINIX, INC.

   A summary of the Plans is as follows:

                                                                            Weighted-
                                                                             average
                                                     Shares                 exercise
                                                  available for Number of     price
                                                      grant      shares     per share
                                                  ------------- ----------  ---------
Balances, December 31, 1998......................    6,098,760   2,074,050    0.07
Options granted..................................   (6,404,040)  6,404,040    0.46
Options exercised................................           --  (5,522,196)   0.23
Options forfeited................................      340,500    (340,500)   0.06
                                                   -----------  ----------
Balances, December 31, 1999......................       35,220   2,615,394    0.68
Additional shares authorized.....................   12,250,000          --      --
Options granted..................................   (8,160,625)  8,160,625    5.48
Options exercised................................           --  (1,420,914)   1.74
Options forfeited................................      461,813    (461,813)   6.43
Shares repurchased...............................      346,348          --    0.08
                                                   -----------  ----------
Balances, December 31, 2000......................    4,932,756   8,893,292    4.62
Additional shares authorized.....................    9,668,731          --      --
Options granted..................................  (16,036,597) 16,036,597    1.46
Options exercised................................           --    (496,663)   0.88
Options forfeited................................    3,572,263  (3,572,263)   4.40
Shares repurchased...............................      249,785          --    0.07
                                                   -----------  ----------
Balances, December 31, 2001......................    2,386,938  20,860,963    2.32
                                                   ===========  ==========

   The following table summarizes information about stock options outstanding as of December 31, 2001:

                                        Outstanding                Exercisable
                              -------------------------------- -------------------
                                          Weighted-
                                           average   Weighted-           Weighted-
                                          remaining   average             average
                              Number of  contractual exercise  Number of exercise
Range of exercise prices       shares       life       price    shares     price
------------------------      ---------- ----------- --------- --------- ---------
$0.01 to $0.39...............  7,598,305    9.56      $ 0.36   1,288,423  $ 0.28
$0.45 to $1.00...............  2,873,375    9.12        0.91     501,532    0.94
$1.04 to $2.38...............  2,012,589    9.32        1.62     239,844    1.70
$2.67 to $5.00...............  6,638,697    8.61        4.08   2,107,222    4.23
$5.50 to $8.50...............  1,643,047    8.57        7.03     574,992    7.06
$8.88 to $12.00..............     94,950    8.65       11.52      30,713   11.60
                              ----------                       ---------
                              20,860,963    9.09        2.32   4,742,726    3.07
                              ==========                       =========

   The weighted-average remaining contractual life of options outstanding at December 31, 2001 and December 31, 2000 was 9.09 years and 9.31 years, respectively.

Stock-Based Compensation

  Employees

   The Company uses the intrinsic-value method prescribed in APB No. 25 in accounting for its stock-based compensation arrangements with employees. Stock-based compensation expense is recognized for employee stock option grants in those instances in which the deemed fair value of the underlying common stock was

                                 EQUINIX, INC.

subsequently determined to be greater than the exercise price of the stock options at the date of grant. The Company recorded a reduction of $8,119,000 of deferred stock-based compensation due to forfeitures of pre-IPO stock options for the year ended December 31, 2001. The Company recorded deferred stock-based compensation, net of forfeitures, related to employees of $53,206,000 for the year ended December 31, 2000. A total of $18,993,000, $28,796,000 and
$6,067,000 has been amortized to stock-based compensation expense for the years ended December 31, 2001, 2000 and 1999, respectively, on an accelerated basis over the vesting period of the individual options, in accordance with FASB Interpretation No. 28. The weighted average estimated fair value of employee stock options granted at exercise prices below market price at grant during 2000 and 1999 was $8.64 and $3.19, respectively.

   Had compensation costs been determined using the fair value method for the Company's stock-based compensation plans including the employee stock purchase plan, net loss would have been changed to the amounts indicated below:

                                  Year ended     Year ended     Year ended
                                 December 31,   December 31,   December 31,
                                     2001           2000           1999
                                 -------------  -------------  ------------
   Net loss:
      As reported............... $(188,415,000) $(119,790,000) $(20,791,000)
      Pro forma.................  (196,979,000)  (122,845,000)  (21,128,000)
   Net loss per share:
      As reported............... $       (2.39) $       (3.48) $      (4.98)
      Pro forma.................         (2.50)         (3.57)        (5.06)

   The Company's fair value calculations for employee grants were made using the minimum value method prior to the IPO and the Black-Scholes option pricing model after the IPO with the following weighted average assumptions:

                                                             Year ended   Year ended   Year ended
                                                            December 31, December 31, December 31,
                                                                2001         2000         1999
                                                            ------------ ------------ ------------
Dividend yield.............................................        0%           0%           0%
Expected volatility........................................       80%          80%           0%
Risk-free interest rate....................................     3.94%        6.14%        5.66%
Expected life (in years)...................................     3.04         2.50         2.52

   The Company's fair value calculations for employee's stock purchase rights under the Purchase Plan were made using the Black-Scholes option pricing model with weighted average assumptions consistent with those used for employee grants as indicated above; however, the assumption for expected life (in years) used for the Purchase Plan was 2 years for both 2001 and 2000.

  Non-Employees

   The Company uses the fair value method to value options granted to non-employees. In connection with its grant of options to non-employees, the Company has recognized a reduction in deferred stock-based compensation of $164,000 for the year ended December 31, 2001 due to a reduction in the fair value of the Company's stock during the year, and an increase in deferred stock-based compensation of $1,332,000 for the year ended December 31, 2000. A total of $51,000, $1,097,000 and $560,000 has been amortized to stock-based compensation expense for the years ended December 31, 2001, 2000, and 1999, respectively. The weighted average estimated fair value of non-employee stock options granted at exercise prices below market price at grant during 2001, 2000 and 1999 was $1.17, $0.34 and $2.63 per share, respectively.

                                 EQUINIX, INC.

   The Company's calculations for non-employee grants were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                        Year ended   Year ended   Year ended
                                                       December 31, December 31, December 31,
                                                           2001         2000         1999
                                                       ------------ ------------ ------------
Dividend yield........................................        0%           0%           0%
Expected volatility...................................       80%          80%          80%
Risk-free interest rate...............................     5.14%        5.99%        5.48%
Expected life (in years)..............................    10.00        10.00        10.00

Warrants

   In August 1999, the Company entered into a strategic agreement with NorthPoint Communications, Inc. ("NorthPoint"). Under the terms of the strategic agreement, NorthPoint has agreed to use certain of the Company's domestic IBX hubs and install their operational nodes in such centers. In exchange, the Company granted NorthPoint a warrant to purchase 338,145 shares of the Company's common stock at $0.53 per share (the "NorthPoint Warrant"). The NorthPoint Warrant was earned upon execution of the strategic agreement, as Northpoint's performance commitment was complete. The NorthPoint Warrant is immediately exercisable and expires five years from the date of grant. The NorthPoint Warrant was valued at $1,508,000 using the Black-Scholes option-pricing model, which was capitalized on the accompanying consolidated balance sheet in other assets as a customer acquisition cost and is being amortized over the term of the agreement as a reduction of revenues recognized. The following assumptions were used in determining the fair value of the warrant: deemed fair market value per share of $4.80, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 5.0% and a contractual life of 5 years. In December 2000, based on the uncertainty of the Company's future business relationship with NorthPoint, as a result of their filing under Chapter 11 bankruptcy protection, the Company determined that the future value of the other asset attributed to the unamortized portion of the fully-vested, nonforfeitable warrant was questionable and accordingly, the remaining asset totaling approximately $700,000 was written off.

   In November 1999, the Company entered into a definitive agreement with WorldCom, whereby WorldCom agreed to install high-bandwidth local connectivity services to the Company's first seven IBX hubs by a pre-determined date in exchange for a warrant to purchase 675,000 shares of common stock of the Company at $0.67 per share (the "WorldCom Warrant"). The WorldCom Warrant is immediately exercisable and expires five years from the date of grant. As of December 31, 1999, warrants for 600,000 shares were subject to repurchase at the original exercise price if WorldCom's performance commitments are not completed. The WorldCom Warrant was valued at $2,969,000 using the Black-Scholes option-pricing model and was recorded to construction in progress. Under the applicable guidelines in EITF 96-18, the underlying shares of common stock associated with the WorldCom Warrant subject to repurchase are revalued at each balance sheet date to reflect their current fair value until WorldCom's performance commitment is complete. Any resulting increase in fair value of the warrants is recorded as a leasehold improvement. In addition, the following assumptions were used in determining the fair value of the warrant: deemed fair market value per share of $4.80, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 5.5% and a contractual life of 5 years.

   In November 1999, the Company entered into a master agreement with Bechtel Corporation, or Bechtel, whereby Bechtel agreed to act as the exclusive contractor under a Master Agreement to provide program management, site identification and evaluation, engineering and construction services to build approximately 29 IBX hubs over a four year period under mutually agreed upon guaranteed completion dates. As part of the agreement, the Company granted Bechtel a warrant to purchase 352,500 shares of the Company's common stock at $1.00 per share (the "Bechtel Warrant"). The Bechtel Warrant is immediately exercisable and expires five

                                 EQUINIX, INC.

years from date of grant. The Bechtel Warrant was valued at $1,497,000 using the Black-Scholes option-pricing model and was recorded to construction in progress. Under EITF 96-18, the underlying shares of common stock associated with the Bechtel Warrant subject to repurchase are revalued at each balance sheet date to reflect their current fair value until Bechtel's performance commitment is complete. Any resulting increase in fair value of the warrants is recorded as a leasehold improvement. In addition, the following assumptions were used in determining the fair value of the warrant: deemed fair market value per share of $4.80, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 5.5% and a contractual life of 5 years. In January 2000, the Bechtel Warrant was exercised. As of December 31, 2000, a total of 199,053 shares were subject to repurchase at the original exercise price, if Bechtel's performance commitments are not complete.

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

   In April 2000, the Company entered into a definitive agreement with a fiber carrier whereby the fiber carrier agreed to install high-bandwidth local connectivity services to a number of the Company's IBX hubs in exchange for colocation space and related benefits in such IBX hubs. In connection with this agreement, the Company granted the fiber carrier a warrant to purchase up to 540,000 shares of the Company's common stock at $4.00 per share (the "Fiber Warrant"). The warrant is immediately exercisable and expire five years from date of grant. A total of 140,000 shares are immediately vested and the remaining 400,000 shares are subject to repurchase at the original exercise price if certain performance commitments are not completed by a pre-determined date. The fiber carrier is not obligated to install high-bandwidth local connectivity services and, apart from forfeiting the relevant number of warrants and colocation space, will not be penalized for not installing. The warrant was valued at $5,372,000 using the Black-Scholes option-pricing model and has been recorded initially to construction in progress until installation is complete. The following assumptions were used in determining the fair value of the warrant: deemed fair market value per share of $11.82, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.56% and a contractual life of 5 years. Under the applicable guidelines in EITF 96-18, the underlying shares of common stock associated with these warrants subject to repurchase are revalued at each balance sheet date to reflect their current fair value until the performance commitment is complete. Any resulting increase in fair value of the warrant will ultimately be recorded as a leasehold improvement.

   In June 2000, the Company entered into a memorandum of understanding with COLT Telecommunications ("Colt") whereby Colt agreed to install high-bandwidth local connectivity services to a number of the Company's European IBX hubs in exchange for colocation space and related benefits in such IBX hubs. In connection with this agreement, the Company granted Colt a warrant to purchase up to 250,000 shares of the Company's common stock at $5.33 per share (the "Colt Warrant"). The warrant is immediately exercisable and expire five years from the date of grant. The shares are subject to repurchase at the original exercise price if certain performance commitments are not completed by a pre-determined date. Colt is not obligated to install high-bandwidth local connectivity services and, apart from forfeiting the relevant number of warrants and colocation space, will not be penalized for not installing. The warrant was valued at $2,795,000 using the Black-Scholes option-pricing model and has been recorded initially to construction in progress until installation is complete. The following assumptions were used in determining the fair value of the warrants: deemed fair market value per share of $13.58, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.23% and a contractual life of

                                 EQUINIX, INC.

5 years. Under the applicable guidelines in EITF 96-18, the underlying shares of common stock associated with this warrant subject to repurchase are revalued at each balance sheet date to reflect their current fair value until the performance commitment is complete. Any resulting increase in fair value of the warrant will ultimately be recorded as a leasehold improvement.

   In June 2000, the Company entered into a strategic agreement with WorldCom and UUNET, an affiliate of WorldCom (the "UUNET Strategic Agreement"), which amends, supersedes and restates the definitive agreement entered into with WorldCom in November 1999 and the related WorldCom Warrant. Under the UUNET Strategic Agreement, WorldCom agreed to install high-bandwidth local connectivity services and UUNET agreed to provide high-speed data entrance facilities to a number of the Company's IBX hubs in exchange for colocation services and related benefits in such IBX hubs. In connection with this strategic agreement, the Company granted WorldCom Venture Fund a warrant (the "WorldCom Venture Fund Warrant") to purchase up to 650,000 shares of Company's common stock at $5.33 per share. All but 37,500 of the shares under the earlier WorldCom Warrant are immediately vested under the UUNET Strategic Agreement. The WorldCom Venture Fund Warrant is immediately exercisable and expires five years from the date of grant. The warrant is subject to repurchase at the original exercise price if certain performance commitments are not completed by a pre-determined date. WorldCom and UUNET are not obligated to install high-bandwidth local connectivity services and provide high-speed data entrance facilities, respectively, and, apart from forfeiting the relevant number of warrants and colocation space, will not be penalized for not performing. The warrant was valued at $7,255,000 using the Black-Scholes option-pricing model and has been recorded initially to construction in progress until installation is complete. The following assumptions were used in determining the fair value of the warrant: deemed fair market value per share of $13.58, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.23% and a contractual life of 5 years. Under the applicable guidelines in EITF 96-18, the underlying shares of common stock associated with this warrant subject to repurchase are revalued at each balance sheet date to reflect their current fair value until the performance commitment is complete. Any resulting increase in fair value of the warrant will ultimately be recorded as a leasehold improvement.

   In September 2001, the Company amended and restated the Worldcom Venture Fund Warrant, issued in June 2000, and reduced the total number of shares available to purchase to 295,000 shares of the Company's common stock at $5.33 per share, which had been previously earned. In return for providing services to the New York metropolitan area IBX hub, which is currently under construction, the Company issued two new warrants to the Worldcom Venture Fund. The first new warrant is to purchase 355,000 shares of the Company's common stock at $0.01 per share, of which 150,000 shares are immediately vested and exercisable (the "Second Worldcom Venture Fund Warrant"). The second new warrant is to purchase 245,000 shares of the Company's common stock at $0.01 per share (the "Third Worldcom Venture Fund Warrant"). All Worldcom Venture Fund warrants expire five years from the date of grant. The unearned portion of the Second Worldcom Venture Fund Warrant and the Third Worldcom Venture Fund Warrant will be fully earned and exercisable at such time as Worldcom provides services, as defined in the warrant agreements, to the New York metropolitan area IBX hub. The unearned portion of the Second Worldcom Venture Fund Warrant and the Third Worldcom Venture Fund Warrant are subject to a reduction in shares if there are Worldcom-caused delays in providing Worldcom service by the opening date of the New York metropolitan area IBX hub. The earned portion of the Second Worldcom Venture Fund Warrant was valued at $56,000 using the Black-Scholes option-pricing model and has been recorded initially to construction in progress until installation is complete. The following assumptions were used in determining the fair value of the earned portion of this warrant: fair market value per share of $0.38, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.00% and a contractual life of 5 years. The unearned portion of the Second Worldcom Venture Fund Warrant and the Third Worldcom Venture Fund Warrant will be valued at the time that they are earned.

                                 EQUINIX, INC.

   In addition, the Company has issued several warrants in connection with its debt facilities and capital lease obligations (see Note 3) and the Senior Notes (see Note 4). In March 2001, holders of the NorthPoint Warrant, the Comdisco Loan and Security Agreement Warrant, the Comdisco Master Lease Agreement Warrant and the Comdisco Master Lease Agreement Addendum Warrant exercised such warrants pursuant to the cashless "net-exercise" provisions thereof. Upon such exercises, such warrant holders received an aggregate of 1,049,599 shares of the Company's common stock. During the quarter ended March 31, 2001, certain holders of Senior Note Warrants exercised their warrants resulting in 1,283,069 shares of the Company's common stock being issued. A total of 1,755,781 shares underlying these Senior Note Warrants remain outstanding as of December 31, 2001.

   The Company has the following warrants outstanding as of December 31, 2001:

                                                             Warrants   Exercise
Common stock warrants                                       outstanding  price
---------------------                                       ----------- --------
Venture Leasing Loan Agreement Warrant.....................    270,000  $  3.00
Senior Note Warrants.......................................  1,755,781   0.0067
WorldCom Warrant...........................................    675,000     0.67
Headquarter Warrant........................................     33,100     6.00
Fiber Warrant..............................................    540,000     4.00
Colt Warrant...............................................    250,000     5.33
Worldcom Venture Fund Warrant..............................    295,000     5.33
Second Worldcom Venture Fund Warrant.......................    355,000     0.01
Third Worldcom Venture Fund Warrant........................    245,000     0.01
Heller Warrant.............................................     37,500     4.00
Other warrants.............................................     50,000     0.01
Other warrant..............................................      6,000     5.00
                                                             ---------
                                                             4,512,381
                                                             =========

7.  Income Taxes

   No provision for federal income taxes was recorded from inception through December 31, 2001 as the Company incurred net operating losses during the period.

   State tax expense is included in general and administrative expenses and aggregated less than $16,000 for each of the years in the three year period ended December 31, 2001.

   Based on the available objective evidence, the Company believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2001.

                                 EQUINIX, INC.

   Deferred tax assets (liabilities) as of December 31 consists of the following (in thousands):

                                                               December 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
Deferred tax assets:
   Depreciation and amortization........................... $ (2,767) $ (3,857)
   Reserves................................................    4,840     3,660
   Credits.................................................      120        --
   Capitalized start-up costs..............................    5,206     4,855
   Net operating losses....................................   74,577    31,614
   Restructuring charges...................................    3,023        --
                                                            --------  --------
                                                              84,998    36,272
                                                            --------  --------
Deferred tax liability.....................................       --        --
                                                            --------  --------
                                                                  --        --
                                                            --------  --------
Gross deferred tax asset...................................   84,998    36,272
Valuation allowance........................................  (84,998)  (36,272)
                                                            --------  --------
   Net deferred tax asset.................................. $     --  $     --
                                                            ========  ========

   As of December 31, 2001, the Company has a net operating loss carryforward of approximately $203.6 million for federal and approximately $91.7 million for state tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2010 for federal and 2003 for state tax purposes.

   The Company has research credit carryforwards of approximately $76,000 and $67,000 for federal and state income tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2010. The California credit can be carried forward indefinitely.

   The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

8.  Commitments and Contingencies

  Unimproved Property

   In May 2000, the Company entered into a purchase agreement regarding approximately 79 acres of real property in San Jose, California. In June 2000, before closing on this property, the Company assigned its interest in the purchase agreement to iStar San Jose, LLC ("iStar"). On the same date, iStar purchased this property and entered into a 20-year lease with the Company for the property (the "iStar Lease"). Under the terms of the iStar Lease, the Company has the option to extend the lease for an additional 60 years, for a total lease term of 80 years. In addition, the Company has the option to purchase the property from iStar on certain designated dates in the future. In September 2001, the Company amended the iStar Lease. Previously, the Company posted a letter of credit in the amount of $10,000,000 and was required to increase the letter of credit by $25,000,000 to an aggregate of $35,000,000 if the Company did not meet certain development and financing milestones. The Company successfully re-negotiated the letter of credit provision in the iStar Lease whereby the aggregate obligation was reduced by $10,000,000 to $25,000,000 provided the Company agreed to post an additional letter of credit totaling $15,000,000 prior to September 30, 2001. In addition, the operating lease commitments, for the 12-month period ending September 2002, were reduced by $3,000,000 provided the Company prepaid a full year

                                 EQUINIX, INC.

of lease payments. The benefit of this reduction will be amortized to rent expense over the full term of the lease. The additional letter of credit was funded prior to September 30, 2001 and the rent pre-payment was funded subsequent to September 30, 2001. These letter of credit security deposits shall be reduced on a pro rata basis based on the status of construction activity on this property. The Company is currently working with the city of San Jose and county of Santa Clara to prepare this land for future development. As a result, the Company will be assessed increased property taxes related to the improvement of this land commencing in 2004.

  Operating Lease Commitments

   The Company leases its IBX hubs and certain equipment under noncancelable operating lease agreements expiring through 2025. The centers' lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated rent expense abatement periods to better match the phased build-out of its centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent.

   Minimum future operating lease payments, including the iStar Lease noted above, as of December 31, 2001 are summarized as follows (in thousands):

   Year ending:
      2002......................................................... $ 23,780
      2003.........................................................   31,170
      2004.........................................................   31,443
      2005.........................................................   31,889
      2006.........................................................   34,219
      Thereafter...................................................  425,650
                                                                    --------
          Total.................................................... $578,151
                                                                    ========

   During the quarter ended September 30, 2001, the Company recorded a restructuring charge, primarily as a result of its revised European strategy (see Note 11). Part of this restructuring charge included the costs associated with exiting out of several operating leases in Europe and the U.S. As of December 31, 2001, three European operating leases and two U.S. operating leases remain as obligations. The total cost of the three European and two U.S. operating leases for which the Company is pursuing lease terminations is approximately $146.5 million of potential savings out of the total $578.2 million of the minimum future operating lease payments indicated above. The Company expects to successfully complete the exit of these remaining leases during 2002 (see Note 12).

   Total rent expense was approximately $27,150,000, $16,157,000 and $1,739,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Deferred rent included in other liabilities was $9,691,000 and $3,793,000 as of December 31, 2001 and 2000, respectively.

  Legal Actions

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

                                 EQUINIX, INC.

Plaintiffs allege that the prospectus for the Company's initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. The Company and its officers and directors intend to defend the action vigorously. The Company believes that more than one hundred other companies have been named in nearly identical lawsuits that have been filed by some of the same plaintiffs' law firms. The Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material effect on the Company's consolidated financial position, results of operations or cash flows, although there can be no assurance as to the outcome of such litigation.

   From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, there are no pending claims of which the outcome is expected to result in a material adverse effect in the financial position, results of operations or cash flows of the Company.

  Employment Agreement

   The Company has agreed to indemnify an officer of the Company for any claims brought by his former employer under an employment and non-compete agreement the officer had with this employer.

  Employee Benefit Plan

   The Company has a 401(k) Plan that allows eligible employees to contribute up to 15% of their compensation, limited to $10,500 in 2001. Employee contributions and earnings thereon vest immediately. Although the Company may make discretionary contributions to the 401(k) Plan, none have ever been made as of December 31, 2001.

9.  Related Party Transactions

   Through December 31, 2000, the Company advanced an aggregate of $1,150,000 to three officers of the Company. During 2001, the Company advanced an additional $2,412,000 to two officers of the Company, including a loan to the Company's chief executive officer totaling $1,512,000. All such employee loans are evidenced by promissory notes. The proceeds of these loans were used to fund the purchase of personal residences. The loans are due at various dates through 2006, but are subject to certain events of acceleration and are secured by a second deed of trust on the officers' residences. The loans are non-interest bearing. In October 2001, one of these loans totaling $150,000 was repaid in full in conjunction with an officer leaving the Company. These loans are presented in other assets on the accompanying consolidated balance sheets as of December 31, 2001 and 2000. Subsequent to December 31, 2001, several of these loans were settled (see Note 12).

   In March 1999, the Company entered into an equipment lease facility with a preferred stockholder under which the Company leased $137,000 of equipment for a 24-month term.

10.  Segment Information

   The Company and its subsidiaries are principally engaged in the design, build-out and operation of neutral IBX hubs. All revenues result from the operation of these IBX hubs. Accordingly, the Company considers itself to operate in a single segment for purposes of disclosure under SFAS No. 131. The Company's chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements.

                                 EQUINIX, INC.

   During the quarter ended September 30, 2001, the Company recorded a restructuring charge as part of its revised European services strategy. A total of $45,315,000 of the restructuring charge related to the write-off of certain European assets to their net realizable value (see Note 11). As of December 31, 2001, all of the Company's operations and assets were based in the United States with the exception of $2,234,000 of the Company's net identifiable assets based in Europe and $51,515,000 of the Company's total net loss was attributable to the development and restructuring of its European operations for the year ended December 31, 2001. As of December 31, 2000, all of the Company's operations and assets were based in the United States with the exception of $24,459,000 of the Company's identifiable assets based in Europe and $429,000 of the Company's total net loss was attibutable to the development of its European operations. As of December 31, 1999, all of the Company's operations and assets were based in the United States.

11.  Restructuring Charge

   During the quarter ended September 30, 2001, the Company revised its European services strategy through the development of new partnerships with other leading international Internet exchange partners rather than build and operate its own European IBX hubs. In addition, the Company initiated efforts to exit certain leaseholds relating to certain excess U.S. operating leases. Also, in September 2001, the Company implemented an approximate 15% reduction in workforce, primarily in headquarter positions, in an effort to reduce operating costs. As a result, the Company took a total restructuring charge of $48,565,000 primarily related to the write-down of European construction in progress assets to their net realizable value, the write-off of several European letters of credit related to various European operating leases, the accrual of estimated European and U.S. leasehold exit costs and the severance accrual related to the reduction in workforce. The remaining European assets as of December 31, 2001, totaling $2,234,000, represents assets purchased during pre-construction activities that are now held for resale. As of December 31, 2001, the Company has successfully surrendered one of the European leases. The Company expects to successfully complete the exit of the remaining leases during 2002 (see Note 12). Should it take longer to negotiate the exit of the remaining leases or the lease settlement amounts exceed the amounts estimated by management, the actual lease exit costs could exceed the amount estimated and additional restructuring charges may be required. The reduction in workforce was substantially completed during the fourth quarter of 2001.

   A summary of the restructuring charge is outlined as follows (in thousands):

                                                                            Accrued
                                                                         restructuring
                                            Total                        charge as of
                                        restructuring Non-cash    Cash   December 31,
                                           charge     charges   payments     2001
                                        ------------- --------  -------- -------------
Write-down of European construction in
  progress.............................    $29,260    $(29,260) $    --     $   --
Write-off of European letters of credit      8,634      (8,634)      --         --
European lease exit costs..............      6,368      (2,059)    (675)     3,634
European legal fees and other charges..      1,053          --      (81)       972
U.S. lease exit costs..................      2,000          --     (488)     1,512
Workforce reduction....................      1,250        (134)    (844)       272
                                           -------    --------  -------     ------
                                           $48,565    $(40,087) $(2,088)    $6,390
                                           =======    ========  =======     ======

12.  Subsequent Events

   On January 1, 2002, pursuant to the provisions of the Company's stock plans (see Note 6), the number of common shares in reserve automatically increased by 4,805,045 shares for the 2000 Equity Incentive Plan, 600,000 shares for the Employee Stock Purchase Plan and 50,000 shares for the 2000 Director Stock Option Plan.

                                 EQUINIX, INC.

   In January 2002, the Board of Directors forgave $874,000 of the chief executive officer's employee loan (see Note 9) totaling $1,512,000 in exchange for the chief executive officer waiving his right to any bonuses earned and expensed in 2001. The remaining amount due under the loan of $638,000 was repaid to the Company in full in February 2002. Furthermore, the Company negotiated with two other executive officers of the Company to repay their loans in full totaling $1,000,000 in exchange for the Company paying the interest on their mortgage for their principal residence for a 24-month period. One of these loans totaling $750,000 was repaid in full in February 2002 and the second loan totaling $250,000 is scheduled to be repaid in full in March 2002.

   In February 2002, the Company entered into a termination agreement for its operating leasehold in Amsterdam, The Netherlands (the "Termination Agreement"). As stipulated in the Termination Agreement, the Company will surrender two previously-posted letters of credit totaling approximately $4,814,000, which the Company had already fully written-off in conjunction with the restructuring charge that the Company recorded during the third quarter of 2001 (see Note 11). The first letter of credit was surrendered in March 2002 and the second letter of credit will be surrendered once the landlord submits a budget to the Company for the costs associated with retrofitting the property for future subletting. The costs associated with terminating this leasehold are consistent with those that the Company estimated during the third quarter of 2001.

   In February and March 2002, the Company retired $24,950,000 of Senior Notes (see Note 4) in exchange for 9,313,408 shares of the Company's common stock. The total number of shares outstanding upon completion of the exchange is approximately 90.2 million shares. The Company is currently evaluating the accounting for this transaction.

   In March 2002, the Company entered into arrangements with numerous vendors to resell equipment and bandwidth. The Company began to offer such offering in an effort to offer its customers a more fully-integrated services solution. Under the terms of the reseller agreements, the Company will sell the vendor's services or products to its customers and the Company will contract with the vendor to provide the related services or products. To date, two reseller agreements have been signed with companies associated with individuals who serve on the Company's Board of Directors. The Company plans to recognize revenue from such arrangements on a gross basis in accordance with Emerging Issue Task Force Issue No. 99-19, Recording Revenue as a Principal versus Net as an Agent. The Company acts as the principal in the transaction as the Company's customer services agreement identifies the Company as the party responsible for the fulfillment of product/ services to the Company's customers and has full pricing discretion. In the case of products sold under such arrangements, the Company takes title to the products and bears the inventory risk as the Company has made minimum purchase commitments for equipment to various vendors. The Company has credit risk, as it is responsible for collecting the sales price from a customer, but must pay the amount owed to its suppliers after the suppliers perform, regardless of whether the sales price is fully collected. In addition, the Company will often determine the required equipment configuration and recommend bandwidth providers from numerous potential suppliers.

                                 EQUINIX, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  QUARTERLY FINANCIAL INFORMATION (Unaudited)




   The Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. The Company's revenues and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and the Company's revenues and results of operations could fluctuate significantly quarter-to-quarter and year-to-year. Significant quarterly fluctuations in revenues will cause significant fluctuations in our cash flows and the cash and cash equivalents and accounts receivable accounts on the Company's balance sheet. Causes of such fluctuations may include the volume and timing of new orders and renewals, the sales cycle for our services, the introduction of new services, changes in service prices and pricing models, trends in the Internet infrastructure industry, general economic conditions (such as the recent economic slowdown), extraordinary events such as acquisitions or litigation and the occurrence of unexpected events.

   The unaudited quarterly financial information presented below has been prepared by the Company and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and results of operations for the interim periods presented.

   The following table presents selected quarterly information for fiscal 2001, 2000 and 1999:

                                              First    Second     Third       Fourth
                                             quarter   quarter   quarter      quarter
                                             --------  --------  --------     --------
                                               (in thousands, except per share data)
2001:
Revenues.................................... $ 12,613  $ 16,157  $ 17,178     $ 17,466
Net loss....................................  (41,537)  (37,857)  (81,574)(a)  (27,447)
Basic and diluted net loss per share........    (0.54)    (0.48)    (1.03)       (0.34)
2000:
Revenues.................................... $    136  $    892  $  3,933     $  8,055
Net loss....................................  (18,009)  (26,811)  (32,085)     (42,885)
Basic and diluted net loss per share........    (2.40)    (2.62)    (0.70)       (0.57)
1999:
Revenues.................................... $     --  $     --  $     --     $     37
Net loss....................................   (1,345)   (3,120)   (6,288)     (10,038)
Basic and diluted net loss per share........    (0.74)    (1.90)    (1.45)       (2.11)

--------
(a) Includes a $48.6 million restructuring charge primarily related to the Company's revised European strategy.

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

 10.20*+ Agreement between Equinix, Inc. and WorldCom, Inc., dated November
         16, 1999.

 10.21*  Customer Agreement between Equinix, Inc. and WorldCom, Inc., dated
         November 16, 1999.

 10.22*+ Lease Agreement with GIP Airport B.V., dated as of April 28, 2000.

  Exhibit
  Number                           Description of Document
  -------                          -----------------------
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

10.37****+  Lease Agreement with Quattrocentro Limited, dated as of June 9, 2000.

10.38****+  Lease Agreement with Compagnie des Entrepots et Magasins Generaux de
            Paris, dated as of July 18, 2000.

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

10.42*****+ First Amendment to Deed of Lease with TrizecHahn Beaumeade Technology
            Center LLC, dated as of March 22, 2001.

10.43*****+ First Lease Amendment Agreement with Market Halsey Urban Renewal,
            LLC, dated as of May 23, 2001.

10.44*****+ First Amendment to Lease with Nexcomm Asset Acquisition I, L.P., dated as of April 18, 2000.

10.45*****+ Amendment to Lease Agreement with Burlington Realty Associates III
            Limited Partnership, dated as of December 18, 2000.

10.46****** First Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 26, 2001.

  Exhibit
  Number                           Description of Document
  -------                          -----------------------
10.47****** Amended and Restated Credit and Guaranty Agreement, dated as of
            September 30, 2001.

10.48****** 2001 Supplemental Stock Plan.

10.49       Deed Terminating a Commercial Lease with Compagnie des Entrepots et
            Magasins Generaux de Paris, dated as of September 7, 2001.

16.1*       Letter regarding change in certifying accountant.

21.1****    Subsidiaries of Equinix.

24.1        Power of Attorney (see page 40).

--------
     * Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-4 (Commission File No. 333-93749).
    ** Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement in Form S-1 (Commission File No. 333-39752).
   *** Incorporated herein by reference to the exhibit of the same number in the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
  **** Incorporated herein by reference to the exhibit of the same number in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
 ***** Incorporated herein by reference to the exhibit of the same number in the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
****** Incorporated herein by reference to the exhibit of the same number in the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
+ Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix's application for confidential treatment.