Form 10-Q
period 2002-03-31
EQUINIX INC
filed 2002-05-06
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission File Number 000-31293

EQUINIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0487526
(State of incorporation)	(I.R.S. Employer Identification No.)

2450 Bayshore Parkway, Mountain View, California 94043
(Address of principal executive offices, including ZIP code)

(650) 316-6000
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☒ No ☐ and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

The number of shares outstanding of the Registrant’s Common Stock as of March 31, 2002 was 90,246,841.

EQUINIX, INC.

PART I.    FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

EQUINIX, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,753	$58,831
Short-term investments	21,367	28,890
Accounts receivable, net	8,067	6,909
Current portion of restricted cash and short-term investments	2,287	47
Prepaids and other current assets	8,885	8,541

Total current assets	74,359	103,218
Property and equipment, net	417,608	325,226
Construction in progress	—	103,691
Restricted cash and short-term investments, less current portion	27,993	27,997
Debt issuance costs, net	10,083	11,333
Other assets	1,644	3,589

Total assets	$531,687	$575,054

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$18,869	$17,499
Accrued construction costs	6,300	34,650
Accrued interest payable	7,583	2,167
Current portion of debt facilities and capital lease obligations	7,390	7,206
Current portion of senior secured credit facility	1,250	—
Other current liabilities	1,458	1,807

Total current liabilities	42,850	63,329
Debt facilities and capital lease obligations, less current portion	4,576	6,344
Senior secured credit facility, less current portion	103,750	105,000
Senior notes	164,670	187,882
Other liabilities	10,273	8,978

Total liabilities	326,119	371,533

Stockholders’ equity:
Common stock	90	80
Additional paid-in capital	557,534	544,343
Deferred stock-based compensation	(8,379)	(11,022)
Accumulated other comprehensive income	32	135
Accumulated deficit	(343,709)	(330,015)

Total stockholders’ equity	205,568	203,521

Total liabilities and stockholders’ equity	$531,687	$575,054

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended March 31,
	2002	2001
	(unaudited)
Revenues	$20,158	$12,613

Costs and operating expenses:
Cost of revenues (includes stock-based compensation of $91 and $241 for the three months ended March 31, 2002 and 2001, respectively)	25,426	23,678
Sales and marketing (includes stock-based compensation of $433 and $1,083 for the three months ended March 31, 2002 and 2001, respectively)	4,170	5,225
General and administrative (includes stock-based compensation of $2,057 and $6,825 for the three months ended March 31, 2002 and 2001, respectively)	6,741	18,676

Total costs and operating expenses	36,337	47,579

Loss from operations	(16,179)	(34,966)
Interest income	493	3,947
Interest expense	(9,670)	(10,518)
Gain on debt extinguishment	11,662	—

Net loss	$(13,694)	$(41,537)

Net loss per share:
Basic and diluted	$(0.16)	$(0.54)

Weighted average shares	84,998	76,380

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2002	2001
	(unaudited)
Cash flows from operating activities:
Net loss	$(13,694)	$(41,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,059	10,525
Amortization of deferred stock-based compensation	2,581	8,149
Amortization of debt-related issuance costs and discounts	2,257	1,832
Allowance for doubtful accounts	482	467
Gain on debt extinguishment	(11,662)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,640)	(1,920)
Prepaids and other current assets	(344)	(3,059)
Other assets	1,945	(1,465)
Accounts payable and accrued expenses	(105)	(1,266)
Accrued restructuring charge	102	—
Accrued interest payable	6,201	6,500
Other current liabilities	(349)	658
Other liabilities	122	1,717

Net cash used in operating activities	(2,045)	(19,399)

Cash flows from investing activities:
Purchase of short-term investments	(11,788)	(72,555)
Sales and maturities of short-term investments	19,282	24,617
Purchases of property and equipment	(2,836)	(34,692)
Accrued construction costs	(24,000)	(33,775)
Purchase of restricted cash and short-term investments	(5,090)	—
Sale of restricted cash and short-term investments	2,854	1,225

Net cash used in investing activities	(21,578)	(115,180)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	341	1,508
Proceeds from issuance of debt facilities and capital lease obligations	—	128,004
Debt issuance costs	(5)	—
Repayment of debt facilities and capital lease obligations	(1,717)	(940)
Repurchase of common stock	—	(18)

Net cash provided by (used in) financing activities	(1,381)	128,554

Effect of foreign currency exchange rates on cash and cash equivalents	(74)	(2,879)
Net decrease in cash and cash equivalents	(25,078)	(8,904)
Cash and cash equivalents at beginning of period	58,831	174,773

Cash and cash equivalents at end of period	$33,753	$165,869

Supplemental cash flow information:
Cash paid for interest	$2,265	$4,599

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. (‘‘Equinix’’ or the ‘‘Company’’) and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods presented. The balance sheet at December 31, 2001 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (‘‘SEC’’), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Equinix’s Form 10-K as filed with the SEC on March 25, 2002. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since its inception, the Company has been successful in completing several rounds of financing. During the same period, the Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the year ended December 31, 2001, the Company incurred a loss from operations of $155.3 million and negative cash flows from operations of $68.9 million. For the three months ended March 31, 2002, the Company incurred a loss from operations of $16.2 million and negative cash flows from operations of $2.0 million. As of March 31, 2002, the Company had an accumulated deficit of $343.7 million.

The Company anticipates that its existing cash, cash flow generated from its seven IBX hubs for which the Company has obtained financing and the $20.0 million available to draw under the Amended and Restated Senior Secured Credit Facility will be sufficient to meet the working capital, debt service and corporate overhead requirements associated with its operations for the next twelve months. Assuming sufficient customer demand and the availability of additional financing, the Company may build or buy additional IBX hubs and expand certain existing IBX hubs. If the Company cannot raise additional funds on acceptable terms or losses exceed the Company’s expectations, the Company may delay or permanently reduce its rollout plans or implement other cost saving initiatives in order to preserve cash.

In October 2001, the Company amended and restated the Senior Secured Credit Facility. The Amended and Restated Senior Secured Credit Facility contains numerous financial covenants including achieving specified revenue targets at levels significantly above historical revenues, achieving certain EBITDA targets, maintaining minimum cash balances and limiting the amount of capital expenditures. The Company is in full compliance with all of these financial covenants and ratios as of March 31, 2002; however, if the Company does not achieve the specified revenue growth required by its financial covenants or is unable to maintain these ratios and comply with these covenants, the Company may be required to repay the $105.0 million currently outstanding under this facility and will not be able to draw down the remaining $20.0 million of the Amended and Restated Senior Secured Credit Facility. The Company does not currently have sufficient cash reserves to repay such amounts. In addition, the inability to draw down the remaining $20.0 million under this facility could adversely affect the business and the Company’s ability to continue as a going concern.

During the first quarter of 2002, the Company retired $25.0 million of the Senior Notes in exchange for approximately 9.3 million shares of common stock (see Note 7). In April 2002, the Company, along with a wholly-owned subsidiary of the Company, exchanged $17.3 million of Senior Notes (see Note 16).

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Equinix derives its revenues from (1) recurring revenue streams, such as from the leasing of cabinet space, power and interconnection services and (2) non-recurring revenue streams, such as from the recognized portion of deferred installation revenues, professional services and equipment sales (see below). Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to three years. Non-recurring installation fees are deferred and recognized ratably over the term of the related contract. Professional service fees are recognized in the period in which the services were provided and represent the culmination of the earnings process. The Company generally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result.

Revenue is recognized as service is provided when there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the receivable is reasonably assured. The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. In addition, Equinix also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for those customers from whom the Company had expected to collect the revenues. If the financial condition of Equinix’s customers were to deteriorate or if they become insolvent, resulting in an impairment of their ability to make payments, allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and analyzes current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the Company’s reserves.

In February and March 2002, the Company entered into arrangements with numerous vendors to resell equipment and bandwidth, including two related parties (see Note 10). The Company began to offer such services in an effort to provide its customers a more fully-integrated services solution. Under the terms of the reseller agreements, the Company will sell the vendors’ services or products to its customers and the Company will contract with the vendor to provide the related services or products. The Company recognizes revenue from such arrangements on a gross basis in accordance with Emerging Issue Task Force Issue No. 99-19, Recording Revenue as a Principal versus Net as an Agent. The Company acts as the principal in the transaction as the Company’s customer services agreement identifies the Company as the party responsible for the fulfillment of product/ services to the Company’s customers and has full pricing discretion. In the case of products sold under such arrangements, the Company takes title to the products and bears the inventory risk as the Company has made minimum purchase commitments for equipment to various vendors. The Company has credit risk, as it is responsible for collecting the sales price from a customer, but must pay the amount owed to its suppliers after the suppliers perform, regardless of whether the sales price is fully collected. In addition, the Company will often determine the required equipment configuration and recommend bandwidth providers from numerous potential suppliers. For the quarter ended March 31, 2002, the Company recognized revenue of $1.6 million associated with these reseller agreements.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Restricted Cash and Short-Term Investments

In January 2002, a wholly-owned subsidiary of the Company posted a $5,090,000 letter of credit related to a payment agreement entered into by the Company, it’s wholly-owed subsidiary and Bechtel Corporation (“Bechtel”), the Company’s primary contractor in December 2001, which was amended in March 2002 (the “Payment Agreement”). The Payment Agreement outlines a payment plan regarding the remaining payable to Bechtel for the Company’s recently completed IBX hub in the New York metropolitan area. As payments are made to Bechtel, a portion of this letter of credit is released. As of March 31, 2002, a total of $2,240,000 remains on this letter of credit. The final payment to Bechtel under this agreement is expected to be in May 2002.

3.    Accounts Receivable

Accounts receivables, net, consisted of the following (in thousands):

	March 31, 2002	December 31, 2001
	(unaudited)
Accounts receivable	$13,410	$12,868
Unearned revenue	(5,069)	(5,578)
Allowance for doubtful accounts	(274)	(381)

	$8,067	$6,909

4.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2002	December 31, 2001
	(unaudited)
Leasehold improvements	$385,754	$285,090
IBX plant and machinery	54,221	54,194
Computer equipment and software	12,923	11,306
IBX equipment	30,690	28,704
Furniture and fixtures	2,678	2,533

	486,266	381,827
Less accumulated depreciation	(68,658)	(56,601)

	$417,608	$325,226

Leasehold improvements, certain computer equipment, IBX plant and machinery, software and furniture and fixtures recorded under capital leases aggregated $5,779,000 at both March 31, 2002 and December 31, 2001. Amortization on the assets recorded under capital leases is included in depreciation expense.

Included within leasehold improvements is the value attributed to several warrants issued to certain fiber carriers and a contractor totaling $9,883,000 and $8,105,000 as of March 31, 2002 and December 31, 2001, respectively. Amortization on such warrants within leasehold improvements is included in depreciation expense.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Construction in Progress

Construction in progress includes direct and indirect expenditures for the construction of IBX centers and is stated at original cost. The Company has contracted out substantially all of the construction of the IBX centers to independent contractors under construction contracts. Construction in progress includes certain costs incurred under a construction contract including project management services, site identification and evaluation services, engineering and schematic design services, design development and construction services and other construction-related fees and services. In addition, the Company has capitalized certain interest costs during the construction phase. Once an IBX center becomes operational, these capitalized costs are transferred to property and equipment and are depreciated at the appropriate rate consistent with the estimated useful life of the underlying asset.

Interest incurred is capitalized in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 34, Capitalization of Interest Costs. There was no interest capitalized during the three months ended March 31, 2002. Total interest cost incurred and total interest capitalized during the three months ended March 31, 2001, was $11,099,000 and $581,000, respectively.

During the quarter ended March 31, 2002, the Company completed construction on its seventh and largest IBX hub, which is located in the New York metropolitan area, and placed it into service. The Company currently has no IBX hubs under construction, and unless additional funding is obtained, the Company has no plans to construct any further IBX hubs or expand any existing IBX hubs in the foreseeable future.

6.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2002	December 31, 2001
	(unaudited)
Accounts payable	$6,139	$4,638
Accrued restructuring charge	5,790	6,390
Accrued compensation and benefits	1,721	2,934
Accrued property and equipment	1,825	—
Accrued taxes	1,456	1,296
Accrued other	1,938	2,241

	$18,869	$17,499

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Debt Facilities

Senior Notes

In February and March 2002, the Company retired $25,000,000 of Senior Notes in exchange for 9,336,093 shares of the Company’s common stock. The Company recognized a gain on this transaction of $11,662,000.

In April 2002, the Company, along with a wholly-owned subsidiary of the Company, exchanged $17,300,000 of Senior Notes (see Note 16).

Maturities

Combined aggregate maturities for the Company’s various debt facilities and capital lease obligations, Amended and Restated Senior Secured Credit Facility and Senior Notes as of March 31, 2002 are as follows (in thousands) (unaudited):

	Debt facilities & capital lease obligations	Senior secured credit facility	Senior notes	Total
2002	$5,489	$—	$—	$5,489
2003	5,462	8,400	—	13,862
2004	1,498	42,000	—	43,498
2005	12	54,600	—	54,612
2006	—	—	—	—
2007	—	—	175,000	175,000

	12,461	105,000	175,000	292,461
Less amount representing unamortized discount	(495)	—	(10,330)	(10,825)

	11,966	105,000	164,670	281,636
Less current portion	(7,390)	(1,250)	—	(8,640)

	$4,576	$103,750	$164,670	$272,996

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Stockholders’ Equity

Stock Plans

On January 1, 2002, pursuant to the provisions of the Company’s stock plans, the number of common shares reserved automatically increased by 4,805,045 shares for the 2000 Equity Incentive Plan, 600,000 shares for the Employee Stock Purchase Plan and 50,000 shares for the 2000 Director Stock Option Plan.

On January 31, 2002, a total of 251,517 shares were purchased under the Employee Stock Purchase Plan with total proceeds to the Company of $299,000.

Warrants

In January 2002, certain holders of Senior Note Warrants exercised their warrants resulting in 321,780 shares of the Company’s common stock being issued. A total of 1,434,001 shares underlying these Senior Note Warrants remain outstanding as of March 31, 2002.

In January 2002, Worldcom completed their installation of fiber in the Company’s New York metropolitan area IBX hub, and the Company valued the unearned portion of the Second Worldcom Venture Fund Warrant and the Third Worldcom Venture Fund Warrant, representing 205,000 and 245,000 shares of the Company’s common stock, respectively. The Second Worldcom Venture Fund Warrant and the Third Worldcom Venture Fund Warrant were both issued in September 2001 and were valued at $1,040,000 using the Black-Scholes option-pricing model and have been recorded to property and equipment as a leasehold improvement. The following assumptions were used in determining the fair value of these warrants: fair market value per share of $2.32, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 4.00% and a contractual life of five years.

In March 2002, the Company issued a warrant to purchase 600,000 shares of the Company’s common stock at $0.01 per share to the Company’s landlord in England as part of the Agreement to Surrender the Company’s London, England operating lease (see Note 9) (the “UK Warrant”). The UK Warrant was valued at $702,000 using the Black-Scholes option-pricing model and has been recorded as an offset to accrued restructuring charges (see Note 14). The following assumptions were used in determining the fair value of the earned portion of this warrant: fair market value per share of $1.18, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 4.00% and a contractual life of one year.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Commitments and Contingencies

In February 2002, the Company entered into a termination agreement for its operating leasehold in Amsterdam, The Netherlands (the “Termination Agreement”). As stipulated in the Termination Agreement, the Company will surrender two previously-posted letters of credit totaling approximately $4,814,000, which the Company had already fully written-off in conjunction with the restructuring charge that the Company recorded during the third quarter of 2001 (see Note 14). The first letter of credit was surrendered in March 2002 and the second letter of credit will be surrendered once the landlord submits a budget to the Company for the costs associated with retrofitting the property for future subletting. The costs associated with terminating this leasehold are consistent with those that the Company estimated during the third quarter of 2001.

In February 2002, the Company entered into an agreement to surrender for its operating leasehold in London, England that was declared effective in March 2002 (the “Agreement to Surrender”). As stipulated in the Agreement to Surrender, the Company surrendered a previously-posted letter of credit totaling approximately $822,000, which the Company had already fully written-off in conjunction with the restructuring charge that the Company recorded during the third quarter of 2001 (see Note 14). As also stipulated in the Agreement to Surrender, the Company issued the UK Warrant in March 2002 (see Note 8). The costs associated with terminating this leasehold are consistent with those that the Company estimated during the third quarter of 2001.

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

10.    Related Party Transactions

In January 2002, the Board of Directors forgave $874,000 of the chief executive officer’s employee loan totaling $1,512,000 in exchange for the chief executive officer waiving his right to any bonuses earned and expensed in 2001. The remaining amount due under the loan of $638,000 was repaid to the Company in full in February 2002. Furthermore, the Company negotiated with two other executive officers of the Company to repay their loans in full totaling $1,000,000. In exchange, the Company agreed to pay a portion of the interest on the officer’s mortgage for their principal residence for a 24-month period. One of these loans totaling $750,000 was repaid in full in February 2002 and the second loan totaling $250,000 was repaid in full in March 2002. As of March 31, 2002, only one officer loan remains outstanding in the amount of $900,000, which is classified on the accompanying balance sheets as other assets. All such employee loans were used to fund the purchase of personal residences.

In February and March 2002, the Company entered into two agreements to resell equipment with related party companies. Both related party companies have executive officers that serve on the Company’s Board of Directors, and one of the related party company executive officers also serves on the board of directors of such company. In addition, one of the companies is also a 5% or greater stockholder in the Company. As of March 31, 2002, the Company purchased and resold equipment totaling $1,504,000 under these agreements. The Company intends to enter into additional equipment transactions with these companies in 2002 (see Note 1).

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Comprehensive Loss

The components of comprehensive loss are as follows (in thousands) (unaudited):

	Three months ended March 31,
	2002	2001
Net loss	$(13,694)	$(41,537)
Unrealized loss on available for sale securities	(29)	(9)
Foreign currency translation loss	(74)	(887)

Comprehensive loss	$(13,797)	$(42,433)

There were no significant tax effects on comprehensive loss for the three months ended March 31, 2002 and 2001.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data) (unaudited):

	Three months ended March 31,
	2002	2001
Numerator:
Net loss	$(13,694)	$(41,537)

Historical:
Denominator:
Weighted average shares	86,322	80,357
Weighted average unvested shares subject to repurchase	(1,324)	(3,977)

Total weighted average shares	84,998	76,380

Net loss per share:
Basic and diluted	$(0.16)	$(0.54)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (unaudited):

	March 31,
	2002	2001
Common stock warrants	2,106,600	4,179,881
Common stock options	20,563,975	13,444,132
Common stock subject to repurchase	1,324,217	3,976,926

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Segment Information

The Company and its subsidiaries are principally engaged in the design, build-out and operation of neutral IBX centers. All revenues result from the operation of these IBX centers and complementary services. Accordingly, the Company considers itself to operate in a single segment. The Company’s chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements.

During the quarter ended September 30, 2001, the Company recorded a restructuring charge primarily related to its revised European services strategy. A total of $45,315,000 of the restructuring charge related to the write-off of certain European assets to their net realizable value (see Note 14). As of March 31, 2002, all of the Company’s operations and assets were based in the United States with the exception of $1,700,000 of the Company’s net identifiable assets based in Europe and $329,000 of European net income, which reduced the Company’s overall net loss for the three months ended March 31, 2002. As of March 31, 2001, all of the Company’s operations and assets were based in the United States with the exception of $33,246,000 of the Company’s identifiable assets based in Europe and $463,000 of the Company’s total net loss was attributable to the development of its European operations.

Revenues from two customers accounted for 20% and 10%, respectively, of the Company’s revenues for the three months ended March 31, 2002. Revenues from two customers accounted for 13% and 11%, respectively, of the Company’s revenues for the three months ended March 31, 2001. No other single customer accounted for more than 10% of the Company’s revenues for the three months ended March 31, 2002 and 2001. Accounts receivables from two customers accounted for 13% and 10%, respectively, of the Company’s gross accounts receivables as of March 31, 2002. Accounts receivables from one customer accounted for 16% of the Company’s gross accounts receivables as of March 31, 2001. No other single customer accounted for more than 10% of the Company’s gross accounts receivables as of March 31, 2002 and 2001.

14.    Restructuring Charge

During the quarter ended September 30, 2001, the Company revised its European services strategy through the development of new partnerships with other leading international Internet exchange partners rather than build and operate its own European IBX hubs. In addition, the Company initiated efforts to exit certain leaseholds relating to certain excess U.S. operating leases. Also, in September 2001, the Company implemented a reduction in workforce, primarily in headquarter positions, in an effort to reduce operating costs. As a result, the Company took a total restructuring charge of $48,565,000 primarily related to the write-down of European construction in progress assets to their net realizable value, the write-off of several European letters of credit related to various European operating leases, the accrual of estimated European and U.S. leasehold exit costs and the severance accrual related to the reduction in workforce. The remaining European assets as of March 31, 2002, totaling $1,700,000, represents assets purchased during pre-construction activities that are now held for resale. As of March 31, 2002, the Company has successfully surrendered three of the four European leases (see Note 9). The Company expects to successfully complete the exit of the remaining lease during 2002. Should it take longer to negotiate the exit of the remaining lease or the lease settlement amounts exceed the amounts estimated by management, the actual lease exit costs could exceed the amount estimated and additional restructuring charges may be required. The reduction in workforce was substantially completed during the fourth quarter of 2001.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the changes in accrued restructuring charge from December 31, 2001 to March 31, 2002 is as follows (in thousands) (unaudited):

	Accrued restructuring charge as of December 31, 2001	Non-cash charges	Net cash receipts (payments)	Accrued restructuring charge as of March 31, 2002
European lease exit costs	$3,634	$(702)	$654	$3,586
European legal fees and other charges	972	—	(258)	714
U.S. lease exit costs	1,512	—	(111)	1,401
Workforce reduction	272	—	(183)	89

	$6,390	$(702)	$102	$5,790

During the quarter ended March 31, 2002, the Company received some unanticipated cash receipts from activities related to the Company’s European operations, primarily from the recovery of some value-added taxes and deposits previously written-off against the initial restructuring charge recorded in the third quarter of 2001. In addition, the Company issued the UK Warrant in March 2002, valued at $702,000, to the landlord in London in conjunction with terminating this leasehold (see Note 8).

15.    Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).

SFAS 141 supercedes Accounting Principles Board Opinion No. 16 (“APB 16”), Business Combinations, and is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. One of the most significant changes made by SFAS 141 is to require the use of the purchase method of accounting for all business combinations initiated after June 30, 2001.

SFAS 142 supercedes Accounting Principles Board Opinion No. 17 (“APB 17”), Intangible Assets, but will carry forward provisions in APB 17 related to internally developed intangible assets. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and is effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 142 that could impact the Company are: (1) goodwill and indefinite lived intangible assets will no longer be amortized and (2) goodwill will be tested for impairment at least annually at the reporting unit level.

The adoption of SFAS 141 and SFAS 142 has not had a material impact on the Company.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002. The adoption of SFAS 144 has not had a material impact on the Company.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2001, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001, which is the Company’s first quarter ended March 31, 2002. Upon adoption, the Company is required to reclassify all prior period amounts to conform to the current period presentation. The adoption of EITF Issue 01-09 has not had a material impact on the Company.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. SFAS 145 is effective for the Company for all financial statements issued in fiscal 2003; however, as allowed under the provisions of SFAS 145, the Company had decided to early adopt SFAS 145 in relation to extinguishments of debt (see Note 7).

16.    Subsequent Events

In April 2002, the Company, along with a wholly-owned subsidiary of the Company, exchanged $17,300,000 of Senior Notes for approximately 6,650,000 shares of the Company’s common stock and some cash. The total number of shares outstanding upon completion of the exchange is approximately 96.9 million. The Company is currently evaluating the accounting for this transaction.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘expects,’’ ‘‘intends’’ and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in ‘‘Other Factors Affecting Operating Results” and “Liquidity and Capital Resources’’ below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements.

Overview

Equinix designs, builds and operates neutral IBX hubs where Internet businesses place their equipment and their network facilities in order to interconnect with each other to improve Internet performance. Our neutral IBX hubs and Internet exchange services enable network service providers, enterprises, content providers, managed service providers and other Internet infrastructure companies to directly interconnect with each other for increased performance. As of March 31, 2002, Equinix had IBX hubs totaling an aggregate of 810,000 gross square feet in the Washington, D.C., New York, Dallas, Chicago, Los Angeles and Silicon Valley areas.

We recorded deferred stock-based compensation in connection with stock options granted during 2000 and 1999, where the deemed fair market value of the underlying common stock was subsequently determined to be greater than the exercise price on the date of grant. Approximately $2.6 million and $8.1 million was amortized to stock-based compensation expense for the three months ended March 31, 2002 and 2001, respectively. The options granted are typically subject to a four-year vesting period. We are amortizing the deferred stock-based compensation on an accelerated basis over the vesting periods of the applicable options in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28. The remaining $8.4 million of deferred stock-based compensation will be amortized over the remaining vesting periods. We expect amortization of deferred stock-based compensation expense to impact our reported results through December 31, 2004.

Our net loss adjusted before net interest and other expense, income taxes, depreciation and amortization of capital assets, amortization of stock-based compensation and restructuring charges (“Adjusted EBITDA”) is calculated to enhance an understanding of our operating results. Adjusted EBITDA is a financial measurement commonly used in capital-intensive telecommunication and infrastructure industries. Other companies may calculate Adjusted EBITDA differently than we do. It is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles nor a measure of liquidity. We measure Adjusted EBITDA at both the IBX hub and total company level.

The following is how the Company calculated Adjusted EBITDA for the periods presented (in thousands) (unaudited):

	Three months ended March 31,
	2002	2001
Loss from operations	$(16,179)	$(34,966)
Depreciation	12,059	10,525
Stock-based compensation	2,581	8,149

Adjusted EBITDA	$(1,539)	$(16,292)

Since inception, we have experienced operating losses and negative cash flow. As of March 31, 2002 we had an accumulated deficit of $343.7 million and accumulated cash used in operating and construction activities of $657.7 million. Given the revenue and income potential of our service offerings is still unproven and we have a limited operating history, we may not generate sufficient operating results to achieve desired profitability. We therefore believe that we will continue to experience operating losses for the foreseeable future. See “Other Factors Affecting Operating Results”.

Results of Operations

Three Months Ended March 31, 2002 and 2001

Revenues.    We recognized revenues of $20.2 million for the three months ended March 31, 2002, versus revenues of $12.6 million for the three months ended March 31, 2001. Revenues consisted of recurring revenues of $16.6 million and $11.7 million, respectively, for the three months ended March 31, 2002 and 2001, primarily from the leasing of cabinet space. Non-recurring revenues were $3.6 million and $916,000, respectively, for the three months ended March 31, 2002 and 2001, primarily related to equipment sales, the recognized portion of deferred installation revenue and custom service revenues. Installation and service fees are recognized ratably over the term of the contract. Custom service revenues are recognized upon completion of the services. In February and March 2002, the Company entered into equipment reseller agreements with two related party companies. Included within the $3.6 million of non-recurring revenues for the three months ended March 31, 2002, were $1.6 million of equipment sales resulting from these two equipment reseller agreements. There were no equipment sales in the three months ended March 31, 2001. Excluding equipment sales, the period over period growth in revenues was the result of additional orders from existing customers and growth in the Company’s customer base from 128 customers as of December 31, 2000, to 232 customers as of March 31, 2002. Part of this revenue growth was at least partially attributable to the increase in the number and size of the Company’s open IBX hubs from six hubs with an aggregate of 543,000 gross square feet as of December 31, 2000, to seven hubs with an aggregate of 810,000 gross square feet as of March 31, 2002.

Cost of Revenues.    Cost of revenues increased to $25.4 million for the three months ended March 31, 2002 from $23.7 million for the three months ended March 31, 2001. These amounts included $10.9 million and $9.1 million, respectively, of depreciation expense and $91,000 and $241,000, respectively, of stock-based compensation expense. In addition to depreciation and stock-based compensation, cost of revenues consists primarily of rental payments for our leased IBX hubs, site employees’ salaries and benefits, utility costs, power and redundancy system engineering support services and related costs and security services. Excluding depreciation and stock-based compensation expense, cash cost of revenues were relatively flat period over period. Cash cost of revenues for the three months ended March 31, 2001 included costs related to the Company’s European expansion plans. Due to the restructuring charge that the Company recorded in the third quarter of 2001, these costs were not in the Company’s cash cost of revenues for the three months ended March 31, 2002; however, these savings were fully offset by the additional costs incurred from (i) the Company’s newest and largest IBX hub opened during the three months ended March 31, 2002 in the New York metropolitan area, (ii) the costs associated with the ramp-up of the Company’s existing IBX hubs, and (iii) the costs associated with the $1.6 million in equipment sales that the Company recorded in the three months ended March 31, 2002, which were approximately $1.5 million. The Company anticipates that the costs associated with this new IBX hub, the continued ramp-up of our other existing IBX hubs and the costs associated with future equipment sales, will continue to increase cost of revenues in the foreseeable future; however, the Company is currently working to reduce its obligations regarding its approximately 80 acre ground lease in San Jose commencing in the second quarter of 2002. If successful, these savings will offset a portion of these expected cost increases in cost of revenues.

Sales and Marketing.    Sales and marketing expenses decreased to $4.2 million for the three months ended March 31, 2002 from $5.2 million for the three months ended March 31, 2001. These amounts included $433,000 and $1.1 million, respectively, of stock-based compensation expense, resulting in a 10% decrease in period over period cash spending. Sales and marketing expenses consist primarily of compensation and related costs for the sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. The decrease in sales and marketing expenses is the result of several cost saving initiatives that the Company undertook, including some staff reductions and an overall decrease in discretionary spending. The Company continues to closely monitor its spending in all areas of the Company as a result of the current market conditions. Accordingly, we do not expect our sales and marketing costs to increase significantly in the foreseeable future, until such time as the Company reaches certain pre-determined levels of profitability.

General and Administrative.    General and administrative expenses decreased to $6.7 million for the three months ended March 31, 2002 from $18.7 million for the three months ended March 31, 2001. These amounts included $2.1 million and $6.8 million, respectively, of stock-based compensation expense and $1.1 million and $1.5 million, respectively, of depreciation expense, resulting in a 66% decrease in period over period cash spending. General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. The significant decrease in general and administrative expenses was primarily the result of several cost saving initiatives that the Company undertook, including staff reductions, an overall decrease in discretionary spending and the elimination of a corporate bonus program. The Company continues to closely monitor its spending in all areas of the Company as a result of the current market conditions. Accordingly, while the Company expects to see some fluctuations in our cash general and administrative costs in future quarters, we do not expect our general and administrative costs to increase significantly in the foreseeable future as compared to comparable periods in the prior year, until such time as the Company reaches certain pre-determined levels of profitability.

Adjusted EBITDA.    Adjusted EBITDA loss decreased to $1.5 million from $16.3 million for the three months ended March 31, 2002 and 2001, respectively. Many factors affect Adjusted EBITDA. Contributing to the significant decline in Adjusted EBITDA loss are revenue growth and the Company’s various cost savings initiatives, such as staff reductions, the change in the Company’s European strategy, the elimination of a corporate bonus program and stringent controls over the Company’s discretionary spending. Adjusted EBITDA losses peaked in the first quarter of 2001 and have declined in each subsequent quarter. The Company expects that Adjusted EBITDA over the next few quarters will be in the range of remaining relatively flat to approaching Adjusted EBITDA breakeven as compared to the three months ended March 31, 2002.

Interest Income.    Interest income decreased to $493,000 from $3.9 million for the three months ended March 31, 2002 and 2001, respectively. Interest income decreased due to lower cash, cash equivalent and short-term investment balances held in interest bearing accounts and lower interest rates received on invested balances.

Interest Expense.    Interest expense decreased to $9.7 million from $10.5 million for the three months ended March 31, 2002 and 2001, respectively. The decrease in interest expense was attributable to the $25.0 million retirement of its 13% senior notes due 2007 (“Senior Notes”) during February and March 2002 and to the decline in both the principal due and the interest rates associated with the $125.0 million amended and restated senior secured credit facility.

Gain on Debt Extinguishment.    In February and March 2002, the Company retired $25.0 million of its Senior Notes in exchange for approximately 9.3 million shares of our common stock, and as a result, recognized an $11.7 million gain on debt extinguishment.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital requirements primarily through the issuance of senior notes, the private sale of preferred stock, our initial public offering and various debt financings for aggregate gross proceeds of approximately $844.2 million. As of March 31, 2002, we had approximately $55.1 million in cash, cash equivalents and short-term investments. Furthermore, we have an additional $30.3 million of restricted cash, cash equivalents and short-term investments to provide collateral under a number of separate security agreements for standby letters of credit and escrow accounts entered into and in accordance with certain lease and construction agreements. Our principal sources of liquidity consist of our cash, cash equivalent and short-term investment balances. As of March 31, 2002, our total indebtedness from our senior notes, senior secured credit facility and debt facilities and capital lease obligations was $292.5 million. In October 2001, the Company repaid $50.0 million of the senior secured credit facility and subsequently borrowed $5.0 million under the amended and restated senior secured credit facility. This repayment occurred in conjunction with amending and restating the original agreement to reset certain financial covenants contained in this facility. In February and March 2002, the Company retired $25.0 million of its Senior Notes in exchange for issuing approximately 9.3 million shares of our common stock. In April 2002, the Company exchanged an additional $17.3 million of its Senior Notes.

Net cash used in our operating activities was $2.0 million and $19.4 million for the quarter ended March 31, 2002 and 2001, respectively. We used cash primarily to fund our net loss from operations.

Net cash used in investing activities was $21.6 million and $115.2 million for the quarter ended March 31, 2002 and 2001, respectively. Net cash used in investing activities was primarily attributable to the construction and payment of our IBX hubs and the purchase of restricted cash and short-term investments.

Net cash used in financing activities was $1.4 million for the quarter ended March 31, 2002. Net cash generated by financing activities was $128.6 million for the quarter ended March 31, 2001. Net cash used in financing activities during the quarter ended March 31, 2002, was primarily attributable to the scheduled monthly payments of our debt facilities and capital lease obligations. Net cash generated by financing activities during the quarter ended March 31, 2001, was primarily attributable to the $125.0 million draw down under our senior secured credit facility.

In May 1999, we entered into a master lease agreement in the amount of $1.0 million. This master lease agreement was increased by addendum in August 1999 by $5.0 million. This agreement bears interest at either 7.5% or 8.5% and is repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. As of March 31, 2002, these capital lease financings were fully drawn.

In August 1999, we entered into a loan agreement in the amount of $10.0 million. This loan agreement bears interest at 8.5% and is repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. As of March 31, 2002, this loan agreement was fully drawn.

In December 1999, we issued $200.0 million aggregate principal amount of 13% senior notes due 2007 for aggregate net proceeds of $193.4 million, net of offering expenses. Of the $200.0 million gross proceeds, $16.2 million was allocated to additional paid-in capital for the fair market value of the common stock warrants and recorded as a discount to the senior notes. In February and March 2002, the Company retired $25.0 million of the Senior Notes in exchange for approximately 9.3 million shares of our common stock. In April 2002, the Company exchanged an additional $17.3 million of the Senior Notes. The total number of shares outstanding upon completion of these exchanges is approximately 96.9 million shares. Senior notes, net of the unamortized discount, are valued at $164.7 million as of March 31, 2002.

In December 1999, we completed the private sale of our Series B redeemable convertible preferred stock, net of issuance costs, in the amount of $81.7 million.

In May 2000, we entered into a purchase agreement regarding approximately 79 acres of real property in San Jose, California. In June 2000, before closing on this property, we assigned our interest in the purchase agreement to iStar San Jose, LLC (“iStar”). On the same date, iStar purchased this property and entered into a 20-year lease with us for the property. Under the terms of the lease, we have the option to extend the lease for an additional 60 years, for a total lease term of 80 years. In addition, we have the option to purchase the property from iStar on certain designated dates in the future. In September 2001, this agreement was amended to reduce the overall letter of credit provision in the agreement from $35.0 million to $25.0 million, as well as to provide for a $3.0 million reduction in lease payments in return for paying for the next twelve months of lease payments in advance.

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

In December 2000, we entered into a $150.0 million senior secured credit facility. As of September 30, 2001, this facility was fully drawn; however, in October 2001, the Company repaid $50.0 million of this facility. This repayment occurred in conjunction with amending and restating the original agreement to reset certain financial covenants contained in this facility to more accurately reflect current economic market conditions. Of the $50.0 million repaid, a total of $25.0 million is a permanent reduction of this facility, while the remaining $25.0 million is available for re-borrow under the amended and restated senior secured credit facility. In October 2001, $5.0 million was drawn under the amended and restated senior secured credit facility with the remaining balance of $20.0 million available for re-borrow during a future designated period. The remaining $20.0 million is only available for drawdown commencing September 30, 2002 and only if the Company remains in full compliance with all covenants as outlined in the amended and restated senior secured credit facility, and meets an additional EBITDA test. The ability to draw on the remaining $20.0 million expires on December 31, 2002. As of March 31, 2002, a total of $105.0 million was outstanding under the amended and restated senior secured credit facility. Our amended and restated senior secured credit facility contains a number of financial ratios and covenants which we must meet each quarter, and in certain circumstances each month, such as achieving specified revenue targets at levels significantly above historical revenues, maintaining certain minimum cash balances and limiting our EBITDA losses. We are in full compliance with all of these covenants and ratios at this time. If we are unable to maintain these ratios or comply with these covenants, the banks could require repayment of amounts previously drawn down. We do not currently have sufficient cash reserves to repay such amounts. In addition, the inability to draw down the remaining $20.0 million under this facility could adversely affect our business and the Company’s ability to continue as a going concern.

In March 2001, we entered into a loan agreement in the amount of $3.0 million. This loan agreement bears interest at 13.15% and is repayable over 36 months. As of March 31, 2002, this loan agreement was fully drawn.

In June 2001, we entered into a loan agreement in the amount of $5.0 million. This loan agreement bears interest at 13.0% and is repayable over 36 months. As of March 31, 2002, this loan agreement was fully drawn.

The Company leases its IBX hubs and certain equipment under noncancelable operating lease agreements expiring through 2025. The following represents the minimum future operating lease payments for these commitments, as well as the combined aggregate maturities for all of the Company’s debt as of March 31, 2002 (in thousands):

	Debt facilities & capital lease obligations	Senior secured credit facility	Senior notes	Operating leases	Total
2002	$5,489	$—	$—	$15,640	$21,129
2003	5,462	8,400	—	28,244	42,106
2004	1,498	42,000	—	28,482	71,980
2005	12	54,600	—	28,824	83,436
2006	—	—	—	31,225	31,225
2007 and thereafter	—	—	175,000	335,771	510,771

	$12,461	$105,000	$175,000	$468,186	$760,647

During the quarter ended September 30, 2001, the Company recorded a restructuring charge, primarily as a result of its revised European strategy. Part of this restructuring charge included the costs associated with exiting out of several operating leases in Europe and the U.S. As of March 31, 2002, one

European operating lease and two U.S. operating leases remain as obligations. The total cost of the one European and two U.S. operating leases for which the Company is pursuing lease terminations is approximately $41.3 million out of the total $468.2 million of the minimum future operating lease payments indicated above. The Company expects to successfully complete the exit of these remaining leases during 2002.

The Company anticipates that its existing cash, cash flow generated from the seven IBX hubs for which the Company has obtained financing and the $20.0 million available to draw under the Amended and Restated Senior Secured Credit Facility will be sufficient to meet the working capital, debt service and corporate overhead requirements associated with our operations for the next twelve months. Assuming sufficient customer demand and the availability of additional financing, we may build or buy additional IBX hubs and expand certain existing IBX hubs. We are continually evaluating the location, number and size of our facilities based upon the availability of suitable sites, financing and customer demand. If we cannot raise additional funds on acceptable terms or our losses exceed our expectations, we may delay or permanently reduce our rollout plans or implement other cost saving initiatives in order to preserve cash. Additional financing may take the form of debt or equity.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).

SFAS 141 supercedes Accounting Principles Board Opinion No. 16 (“APB 16”), Business Combinations, and is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. One of the most significant changes made by SFAS 141 is to require the use of the purchase method of accounting for all business combinations initiated after June 30, 2001.

SFAS 142 supercedes Accounting Principles Board Opinion No. 17 (“APB 17”), Intangible Assets, but will carry forward provisions in APB 17 related to internally developed intangible assets. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and is effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 142 that could impact the Company are: (1) goodwill and indefinite lived intangible assets will no longer be amortized and (2) goodwill will be tested for impairment at least annually at the reporting unit level.

The adoption of SFAS 141 and SFAS 142 has not had a material impact on the Company.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002. The adoption of SFAS 144 has not had a material impact on the Company.

In November 2001, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001, which is the Company’s first quarter ended March 31, 2002. Upon adoption, the Company is required to reclassify all prior period amounts to conform to the current period presentation. The adoption of EITF Issue 01-09 has not had a material impact on the Company.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. SFAS 145 is effective for the Company for all financial statements issued in fiscal 2003; however, as allowed under the provisions of SFAS 145, the Company had decided to early adopt SFAS 145 in relation to extinguishments of debt.

Other Factors Affecting Operating Results

Risks Related to Our Business

We have a limited operating history.

We were founded in June 1998 and we did not recognize any revenue until November 1999. Our limited history and lack of meaningful financial or operating data makes evaluating our operations and the proposed scale of our business difficult. Moreover, our business model is unique and remains largely unproven. We expect that we will encounter challenges and difficulties frequently experienced by early-stage companies in new and rapidly evolving markets, such as our ability to generate cash flow, hire, train and retain sufficient operational and technical talent, and implement our business plan with minimal delays. We may not successfully address any or all of these challenges and the failure to do so would seriously harm our business plan and operating results, and affect our ability to raise additional funds.

We have a history of losses and we anticipate our losses will continue in the future.

As an early-stage company, we have experienced significant operating losses since inception. As of March 31, 2002, we had cumulative net losses of $343.7 million and cumulative cash used in operating activities of $149.7 million since inception. We expect to incur significant losses on a quarterly and annual basis in the foreseeable future. Our failure to significantly increase revenues will result in increased losses. Our revenues are dependent on our ability to continue selling our existing services and our ability to sell new service offerings to both new and existing customers.

We expect our operating results to fluctuate.

We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuation in our operating results may cause the market price of our common stock to decline. We expect to experience significant fluctuations in our operating results in the foreseeable future due to a variety of factors, including:

•	demand for space and services at our IBX hubs;

•	our pricing policies and the pricing policies of our competitors;

•	the timing of customer installations and related payments;

•	customer retention and satisfaction;

•	customer insolvency;

•	the provision of customer discounts and credits;

•	the mix of current and proposed products and services and the gross margins associated with such products and services;

•	competition in our markets;

•	the timing and magnitude of capital expenditures and expenses related to the expansion of sales, marketing, operations and acquisitions, if any, of complementary businesses and assets;

•	the effects of terrorist activity and armed conflict, such as disruptions in general economic activity, changes in logistics and security arrangements, and reduced customer demand for our services;

•	changes in general economic conditions and specific market conditions in the telecommunications and Internet industries;

•	the ability of our customers to obtain financing or to fund their capital expenditures;

•	conditions related to international operations;

•	the cost and availability of adequate public utilities, including power;

•	growth of Internet use; and

•	governmental regulation.

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

We are substantially leveraged and we may not generate sufficient cash flow to meet our debt service and working capital requirements.

We are highly leveraged. As of March 31, 2002, we had total indebtedness of $292.5 million consisting primarily of the following:

•	a total of $175.0 million of our 13% senior notes due 2007;

•	a total of $105.0 million under our $125.0 million senior secured credit facility; and

•	other outstanding debt facilities and capital lease obligations.

Our highly leveraged position could have important consequences, including:

•	impairing our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

•	requiring us to dedicate a substantial portion of our operating cash flow to paying principal and interest on our indebtedness, thereby reducing the funds available for operations;

•	limiting our ability to grow and make capital expenditures due to the financial covenants contained in our debt arrangements;

•	impairing our ability to adjust rapidly to changing market conditions, invest in new or developing technologies, or take advantage of significant business opportunities that may arise; and

•	making us more vulnerable if a general economic downturn continues or if our business experiences difficulties.

In the event our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds needed to make required payments related to our indebtedness, or if we breach any covenants under this indebtedness, we would be in default under its terms and the holders of such indebtedness would be able to accelerate the maturity of such indebtedness. Such acceleration could cause defaults under our other indebtedness.

In addition, we may incur further debt to fund the acquisition of complementary businesses, products, services or technologies or to expand our IBX footprint. As a result, we would become increasingly leveraged.

In April 2002, the Company exchanged $17.3 million of our 13% senior notes due 2007 for approximately 6.7 million shares of the Company’s common stock and some cash. The total number of shares outstanding upon completion of the exchange is approximately 96.9 million shares.

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

To date, we have relied upon a small number of customers for a majority of our revenue. For the quarter ended March 31, 2002, our single largest customer, IBM, represented 20% of total revenues, and our top 5 customers represented 46% of our total revenues. Some of our customers have experienced significant business difficulties, such as Metromedia Fiber Network. The difficulties of these customers have adversely affected our operating results. For example, customers such as Excite@Home, ICG Communications, NorthPoint Communications and Global Crossing have filed voluntary petitions for relief under the Bankruptcy Code. For the quarter ended March 31, 2002, sales to customers that have filed for bankruptcy or that otherwise went out of business totaled approximately 3.0% of total revenues. We expect that we will continue to rely upon a limited number of customers for a significant percentage of our revenue. As a result of this concentration, a loss of, or decrease in business from, one or more of our large customers could have a material and adverse effect on our results of operations and would result in a significant decline in our revenues. To the extent the loss of, or decline in business from, our customers’ results in decreased revenues, we may not be able to comply with certain covenants in our credit agreement.

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

We may also face competition from persons seeking to replicate our IBX concept. Our competitors may operate more successfully than we do or form alliances to acquire significant market share. Furthermore, enterprises that have already invested substantial resources in peering arrangements may be reluctant or slow to adopt our approach that may replace, limit or compete with their existing systems. In addition, other companies may be able to attract the same potential customers that we are targeting. Once customers are located in our competitors’ facilities, it will be extremely difficult to convince them to relocate to our IBX hubs.

We are exposed to general economic and market conditions.

Our business is subject to the effects of general economic conditions in the United States and globally, and in particular, market conditions in the telecommunications and Internet infrastructure services industries. Due to the inability to obtain additional financing and the condition of the economy in general, certain companies in the Internet infrastructure services and telecommunications industries, including some of our customers and our customer’s customers, have experienced significant business difficulties. The difficulties of these customers and these customer’s customers have materially and adversely affected our operating results. If our customers and our customer’s customers continue to experience business difficulties or cease operations, such as Metromedia Fiber Network, Excite@Home, Global Crossing and NorthPoint Communications, if the economic conditions in the United States and globally do not improve or if we experience a worsening in the global economic slowdown, our operating results will be adversely affected.

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

A customer’s decision to lease cabinet space in our IBX hubs typically involves a significant commitment of resources and will be influenced by, among other things, the customer’s confidence in our financial strength. In addition, some customers will be reluctant to commit to locating in our IBX hubs until they are confident that the IBX hub has adequate carrier connections. As a result, we have a long sales cycle. We generally incur significant expenses in sales and marketing prior to getting customer commitments for our services. Delays due to the length of our sales cycle may adversely affect our business, financial condition and results of operations.

Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.

Our business depends on providing our customers with highly reliable service. We must protect our IBX infrastructure and our customers’ equipment located in our IBX hubs. The services we provide are subject to failure resulting from numerous factors, including:

•	human error;

•	physical or electronic security breaches;

•	fire, earthquake, flood and other natural disasters;

•	water damage;

•	power loss; and

•	sabotage and vandalism.

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

The presence of diverse Internet fiber from communications carriers’ fiber networks to our IBX hubs is critical to our ability to attract new customers. We believe that the availability of such carrier capacity will directly affect our ability to achieve our projected results.

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

We may seek to acquire complementary businesses, products, services and technologies. As a result of these acquisitions, we may be required to incur additional debt and expenditures and issue additional shares of our stock to pay for the acquired business, product, service or technology, which will dilute existing stockholders’ ownership interest in the Company. In addition, if we fail to successfully integrate and manage acquired businesses, products, services and technologies, our business and financial results would be harmed. Currently, we have no present commitments or agreements with respect to any such acquisitions.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We are a party to the securities class action litigation described in Part II, Item 1—“Legal Proceedings” of this report. The defense of the litigation described in Part II, Item 1 may increase our expenses and divert our management’s attention and resources, and an adverse outcome in this litigation could seriously harm our business and results of operations. In addition, we may in the future be the target of other securities class action or similar litigation.

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

An immediate 10% increase or decrease in current interest rates would furthermore not have a material impact to our debt obligations due to the fixed nature of our long-term debt obligations, except for the interest expense associated with our amended and restated senior secured credit facility, which bears interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR. As of March 31, 2002, the amended and restated senior secured credit facility had an effective interest rate of 6.73%. The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but does not impact earnings or cash flows of the Company.

The fair market value of our 13% senior notes due 2007 is based on quoted market prices. The estimated fair value of our 13% senior notes due 2007 as of March 31, 2002 is approximately $60.0 million.

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

Commodity Price Risk

Certain operating costs incurred by Equinix are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodities most likely to have an impact on our results of operations in the event of significant price changes are electricity and supplies and equipment used in our IBX hubs. We are closely monitoring the cost of electricity, particularly in California. To the extent that electricity costs continue to rise, we are investigating opportunities to pass these additional power costs onto our customers that utilize this power. We do not employ forward contracts or other financial instruments to hedge commodity price risk.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.

On July 30, 2001 and August 8, 2001, putative shareholder class action lawsuits were filed against Equinix, certain of its officers and directors, and several investment banks that were underwriters of our initial public offering. The cases were filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased our stock between August 10, 2000 and December 6, 2000. The suits allege that the underwriter defendants agreed to allocate stock in Equinix’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for our initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. It is possible that additional similar complaints may also be filed. Equinix and its officers and directors intend to defend the actions vigorously.

Item 2.     Changes in Securities and Use of Proceeds.

(a)  Modification of Constituent Instruments.

None.

(b)  Change in Rights.

None.

(c)  Issuance of Securities.

During the quarter ended March 31, 2002, we issued and sold the following securities:

1.
In February and March 2002, we issued 9,336,093 shares of the Company’s common stock in exchange for the retirement of $25.0 million of our 13% senior notes due in 2007. The issuance of these shares was deemed to be exempt from registration under Section 3(a)(9) of the Securities Act.

2.
In March 2002, we issued a warrant to purchase 600,000 shares of the Company’s common stock with an exercise price of $0.01 per share to Quattrocento Limited in connection with an Agreement to Surrender dated February 27, 2002 between Quattrocento Limited and ourselves. The issuance of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. In addition, the recipient of securities in this transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof. The recipient had adequate access, through its relationship with us, to information about us.

(d)  Use of Proceeds.

The effective date of the Company’s registration statement for our initial public offering, filed on Form S-1 under the Securities Act of 1933, as amended (Commission File No. 333-93749), was August 10, 2000. There has been no change to the disclosure contained in the Company’s report on Form 10-Q for the quarter ended September 30, 2000 regarding the use of proceeds generated by the Company’s initial public offering of its common stock.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

In April 2002, the Company exchanged $17.3 million of our 13% senior notes due in 2007 for approximately 6.7 million shares of the Company’s common stock and some cash.

Item 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit Number	Description of Document
3.1**	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.
3.2*	Bylaws of the Registrant.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2**	Form of Registrant’s Common Stock certificate.
4.6*	Common Stock Registration Rights Agreement (See Exhibit 10.3).
4.9*	Amended and Restated Investors’ Rights Agreement (See Exhibit 10.6).
10.1*	Indenture, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as trustee).
10.2*	Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).
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
10.6*
Amended and Restated Investors’ Rights Agreement, dated as of May 8, 2000, by and between the Registrant, the Series A Purchasers, the Series B Purchasers, the Series C Purchasers and members of the Registrant’s management.

10.8*	The Registrant’s 1998 Stock Option Plan.
10.9*+	Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.
10.10*+	Lease Agreement with Market Halsey Urban Renewal, LLC, dated as of May 3, 1999.
10.11*+	Lease Agreement with Laing Beaumeade, dated as of November 18, 1998.
10.12*+	Lease Agreement with Rose Ventures II, Inc., dated as of June 10, 1999.
10.13*+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 8, 1999.
10.14*+	First Amendment to Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of October 28, 1999.
10.15*+	Lease Agreement with Nexcomm Asset Acquisition I, L.P., dated as of January 21, 2000.
10.16*+	Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of December 15, 1999.
10.17*	Lease Agreement with ARE-2425/2400/2450 Garcia Bayshore LLC, dated as of January 28, 2000.
10.19*+	Master Agreement for Program Management, Site Identification and Evaluation, Engineering and Construction Services between Equinix, Inc. and Bechtel Corporation, dated November 3, 1999.
10.20*+	Agreement between Equinix, Inc. and WorldCom, Inc., dated November 16, 1999.
10.21*	Customer Agreement between Equinix, Inc. and WorldCom, Inc., dated November 16, 1999.
10.22*+	Lease Agreement with GIP Airport B.V., dated as of April 28, 2000.
10.23*	Purchase Agreement between International Business Machines Corporation and Equinix, Inc. dated May 23, 2000.
10.24**	2000 Equity Incentive Plan.
10.25**	2000 Director Option Plan.
10.26**	2000 Employee Stock Purchase Plan.
10.27**	Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000.
10.28***+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of July 1, 2000.
10.29***+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of May 1, 2000.
10.30***+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 24, 2000.

10.31***+	Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24, 2000.
10.32***+	Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of August 7, 2000.
10.33***+	Lease Agreement with Quattrocento Limited, dated as of June 1, 2000.
10.34***	Lease Agreement with ARE-2425/2400/2450 Garcia Bayshore, LLC, dated as of March 20, 2000.
10.35***	First Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of October 11, 2000.
10.37****+	Lease Agreement with Quattrocentro Limited, dated as of June 9, 2000.
10.38****+	Lease Agreement with Compagnie des Entrepots et Magasins Generaux de Paris, dated as of July 18, 2000.
10.39****+	Second Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of December 22, 2000.
10.40****	Third Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of March 8, 2001.
10.41*****+
Fourth Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, acting in partnership under the name Naxos-Union Grundstucksverwaltungsgesellschaft GbR, dated as of July 3, 2001.

10.42*****+	First Amendment to Deed of Lease with TrizecHahn Beaumeade Technology Center LLC, dated as of March 22, 2001.
10.43*****+	First Lease Amendment Agreement with Market Halsey Urban Renewal, LLC, dated as of May 23, 2001.
10.44*****+	First Amendment to Lease with Nexcomm Asset Acquisition I, L.P., dated as of April 18, 2000.
10.45*****+	Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of December 18, 2000.
10.46******	First Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 26, 2001.
10.47******	Amended and Restated Credit and Guaranty Agreement, dated as of September 30, 2001.
10.48******	2001 Supplemental Stock Plan.
10.49*******	Deed Terminating a Commercial Lease with Compagnie des Entrepots et Magasins Generaux de Paris, dated as of September 7, 2001.
16.1*	Letter regarding change in certifying accountant.
21.1****	Subsidiaries of Equinix.

*	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-93749).

**	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement in Form S-1 (Commission File No. 333-39752).

***	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

****	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

*****	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

******	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

*******	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

+
Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

(b)  Reports on Form 8-K.

On March 7, 2002, the Company filed a Current Report on Form 8-K to report the retirement of approximately $25.0 million of its 13% senior notes due in 2007 in exchange for approximately 9.0 million shares of the Company’s common stock.

EQUINIX, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2002	EQUINIX, INC.

	By:	/s/ RENEE F. LANAM
Chief Financial Officer, General Counsel and Secretary

	By:	/s/ KEITH D. TAYLOR
Vice President, Finance (Principal Financial and Accounting Officer)