Form 10-Q
period 2002-06-30
EQUINIX INC
filed 2002-08-14
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes  ☒  No  ☐  and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of the Registrant’s Common Stock as of June 30, 2002 was 98,458,830.

EQUINIX, INC.

PART I.     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

EQUINIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,775	$58,831
Short-term investments	6,489	28,890
Accounts receivable, net	6,409	6,909
Current portion of restricted cash and short-term investments	47	47
Prepaids and other current assets	3,421	8,541

Total current assets	33,141	103,218
Property and equipment, net	399,712	325,226
Construction in progress	—	103,691
Restricted cash and short-term investments, less current portion	26,517	27,997
Debt issuance costs, net	9,109	11,333
Other assets	1,877	3,589

Total assets	$470,356	$575,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,247	$17,499
Accrued construction costs	—	34,650
Accrued interest payable	1,595	2,167
Current portion of debt facilities and capital lease obligations	7,756	7,206
Current portion of senior secured credit facility	105,000	—
Other current liabilities	1,398	1,807

Total current liabilities	126,996	63,329
Debt facilities and capital lease obligations, less current portion	2,565	6,344
Senior secured credit facility, less current portion	—	105,000
Senior notes	138,930	187,882
Other liabilities	11,586	8,978

Total liabilities	280,077	371,533

Stockholders’ equity:
Common stock	98	80
Additional paid-in capital	563,850	544,343
Deferred stock-based compensation	(5,939)	(11,022)
Accumulated other comprehensive income	536	135
Accumulated deficit	(368,266)	(330,015)

Total stockholders’ equity	190,279	203,521

Total liabilities and stockholders’ equity	$470,356	$575,054

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(unaudited)
Revenues	$18,040	$16,157	$38,198	$28,770

Costs and operating expenses:
Cost of revenues (includes stock-based compensation of $76, $152, $167 and $393 for the three and six months ended June 30, 2002 and 2001, respectively)	26,956	26,318	52,382	49,996
Sales and marketing (includes stock-based compensation of $151, $765, $584 and $1,848 for the three and six months ended June 30, 2002 and 2001, respectively)	5,110	4,067	9,280	9,292
General and administrative (includes stock-based compensation of $1,340, $4,076, $3,397 and $10,901 for the three and six months ended June 30, 2002 and 2001, respectively)	7,835	15,716	14,576	34,392
Restructuring charge	9,950	—	9,950	—

Total costs and operating expenses	49,851	46,101	86,188	93,680

Loss from operations	(31,811)	(29,944)	(47,990)	(64,910)
Interest income	289	3,212	782	7,159
Interest expense	(8,561)	(11,125)	(18,231)	(21,643)
Gain on debt extinguishment	15,526	—	27,188	—

Net loss	$(24,557)	$(37,857)	$(38,251)	$(79,394)

Net loss per share:
Basic and diluted	$(0.25)	$(0.48)	$(0.42)	$(1.03)

Weighted average shares	98,940	78,070	91,957	77,237

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2002	2001
	(unaudited)
Cash flows from operating activities:
Net loss	$(38,251)	$(79,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,419	24,009
Amortization of deferred stock-based compensation	4,148	13,142
Amortization of debt-related issuance costs and discounts	2,978	3,664
Allowance for doubtful accounts	2,493	394
Loss on disposal of property and equipment	11	—
Restructuring charge	9,950	—
Gain on debt extinguishment	(27,188)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,993)	(1,774)
Prepaids and other current assets	4,055	1,460
Other assets	1,590	(2,870)
Accounts payable and accrued expenses	(2,288)	2,519
Accrued restructuring charge	(8,376)	—
Accrued interest payable	213	—
Other current liabilities	(409)	663
Other liabilities	1,799	354

Net cash used in operating activities	(25,849)	(37,833)

Cash flows from investing activities:
Purchase of short-term investments	(14,666)	(133,815)
Sales and maturities of short-term investments	37,047	59,670
Purchases of property and equipment	(4,024)	(42,100)
Accrued construction costs	(28,708)	(66,090)
Purchase of restricted cash and short-term investments	(5,090)	(822)
Sale of restricted cash and short-term investments	5,820	16,220

Net cash used in investing activities	(9,621)	(166,937)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	365	1,510
Proceeds from issuance of debt facilities and capital lease obligations	—	158,004
Debt issuance costs	(267)	(395)
Debt extinguishment costs	(1,100)	—
Repayment of debt facilities and capital lease obligations	(3,494)	(2,160)
Repayment of senior notes	(2,511)	—
Repurchase of common stock	—	(18)

Net cash provided by (used in) financing activities	(7,007)	156,941

Effect of foreign currency exchange rates on cash and cash equivalents	421	(2,941)
Net decrease in cash and cash equivalents	(42,056)	(50,770)
Cash and cash equivalents at beginning of period	58,831	174,773

Cash and cash equivalents at end of period	$16,775	$124,003

Supplemental cash flow information:
Cash paid for interest	$15,381	$16,403

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. (“Equinix” or the “Company”) and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods presented. The balance sheet at December 31, 2001 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Equinix’s Form 10-K as filed with the SEC on March 25, 2002. The Company’s Report of Independent Accountants and Footnote 1 in the Company’s Form 10-K filed with the SEC on March 25, 2002, were updated in conjunction with the preliminary proxy statement filed with the SEC on June 12, 2002. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since its inception, the Company has been successful in completing several rounds of financing. During the same period, the Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the year ended December 31, 2001, the Company incurred a loss from operations of $155.3 million and negative cash flows from operations of $68.9 million. For the six months ended June 30, 2002, the Company incurred a loss from operations of $38.3 million and negative cash flows from operations of $25.8 million. As of June 30, 2002, the Company had an accumulated deficit of $368.3 million.

During the first half of 2002, the Company retired $52.8 million of Senior Notes in exchange for approximately 16.0 million shares of common stock and approximately $2.5 million of cash (see Note 7). As of June 30, 2002, a total of $147.2 million of Senior Note principal remains outstanding. The Company currently intends to issue a significant number of additional shares of stock in order to retire additional Senior Notes up to and including the full $147.2 million currently outstanding. The Company currently is in discussions with a number of the remaining holders of the Senior Notes regarding such a transaction, and in these discussions the holders have indicated a willingness to effect such a transaction consensually in the near future. As part of this effort, on June 12, 2002, the Company filed a preliminary proxy statement with the SEC seeking stockholder approval for the issuance of additional shares of common stock. The Company believes it will need to amend this proxy statement to increase substantially the number of shares needed to retire most or all of the Senior Notes. In addition to reducing the amount of principal that would need to be repaid, a full retirement of the remaining Senior Notes outstanding would save $19.1 million in annual interest payments payable semi-annually each year on December 1 and June 1.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2001, the Company entered into the Amended and Restated Senior Secured Credit Facility. The Amended and Restated Senior Secured Credit Facility contains numerous financial covenants including achieving specified revenue targets at levels significantly above historical revenues, achieving certain EBITDA targets, maintaining minimum cash balances and limiting the amount of capital expenditures. As of June 30, 2002, the Company was not in full compliance with all of the financial covenants associated with the Amended and Restated Senior Secured Credit Facility. However, in August 2002, the Company successfully completed the further renegotiation of the Amended and Restated Senior Secured Credit Facility (see Note 16). The most significant terms and conditions of the First Amendment to the Amended and Restated Senior Secured Credit Facility are as follows:

•
The Company was granted a full waiver for the covenants that were not in compliance as of June 30, 2002. In addition, the amendment reset the minimum revenue and maximum EBITDA loss covenants through September 30, 2002 and reset the minimum cash balance covenant for the term of the loan.

•
The Company agreed to repay $5.0 million of the currently outstanding $105.0 million as of June 30, 2002. This amount was repaid in August 2002. In addition, the remaining $20.0 million available for borrowing under the Amended and Restated Senior Secured Credit Facility was permanently eliminated, reducing the total borrowings under the First Amendment to the Amended and Restated Senior Secured Credit Facility to $100.0 million.

•
The Company must convert at least $100.0 million of Senior Notes into common stock or convertible debt on or before November 8, 2002 (the “Senior Note Conversion”) on terms satisfactory to the syndicated lenders. The Company may not use cash to retire any Senior Notes or pay any accrued and unpaid interest on Senior Notes going forward. To the extent the Company uses cash to retire any Senior Notes or pays interest on Senior Notes, the Company must simultaneously prepay the remaining outstanding amount under the First Amendment to the Amended and Restated Senior Secured Credit Facility in an amount equal to such payment made with respect to the Senior Notes. As discussed above, the Company has commenced discussions with a number of holders of Senior Notes and has received preliminary indications that the holders are willing to effect such a transaction consensually in the near term.

The Company does not currently have sufficient cash reserves or alternate financing available to repay the amount outstanding under the First Amendment to the Amended and Restated Senior Secured Credit Facility ($105.0 million as of June 30, 2002; $100.0 million as of the date of the First Amendment to the Amended and Restated Senior Secured Credit Facility). If the Company is unable to complete the Senior Note Conversion by November 8, 2002, the Company will again be in breach of the covenants contained in the First Amendment to the Amended and Restated Senior Secured Credit Facility. If, however, the Company is able to complete the Senior Note Conversion required by the First Amendment to the Amended and Restated Senior Secured Credit Facility, the Company will attempt to renegotiate the terms of the First Amendment to the Amended and Restated Senior Secured Credit Facility, including the financial covenants. The Company has received indications from the syndicate of lenders that if the Company successfully completes the Senior Note Conversion, the lenders would be willing to further revise the First Amendment to the Amended and Restated Senior Secured Credit Facility to, among other things, reset the financial covenants for future periods to levels that the Company believes are more consistent with current market conditions. Because the Company cannot be certain that it can complete the Senior Note Conversion prior to November 8, 2002, or comply with other financial covenants, such as the revenue covenant, for future periods beyond September 30, 2002, the Company has classified the full amount outstanding under the Amended and Restated Senior Secured Credit Facility of $105.0 million as a current debt obligation on the accompanying balance sheet as of June 30, 2002.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the Company is able to retire or convert a significant portion of the currently outstanding Senior Notes and further amend the First Amendment to the Amended and Restated Senior Secured Credit Facility and also obtain relief on certain of the Company’s operating leases, the Company anticipates that its existing cash, and cash flow generated from its IBX hubs will be sufficient to meet the working capital, debt service and corporate overhead requirements associated with its operations for the next twelve months. However, there can be no assurances that the Company will be able to retire additional Senior Notes or further amend the First Amendment to the Amended and Restated Senior Secured Credit Facility in connection with a potential future covenant breach or obtain sufficient relief on certain of its operating leases. The Company does not currently have sufficient cash reserves to repay its debts. In addition, in the event the Company is unable to complete the Senior Note Conversion, the Company may be required to seek bankruptcy protection to force the conversion of the Senior Notes to equity. The potential for a future covenant breach and the resultant acceleration of the outstanding debt obligations in the current financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might arise should the Company be unable to continue as a going concern.

Revenue Recognition

Equinix derives its revenues from (1) recurring revenue streams, such as from the leasing of cabinet space, power and interconnection services and (2) non-recurring revenue streams, such as from the recognized portion of deferred installation revenues, professional services and equipment sales. Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to three years. Non-recurring installation fees are deferred and recognized ratably over the term of the related contract. Professional service fees are recognized in the period in which the services were provided and represent the culmination of the earnings process. Equipment sale revenues are recognized upon transfer of title and risk of loss to the customer. The Company generally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any resulting credits given to the customer.

Revenue is recognized as service is provided when there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the receivable is reasonably assured. The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. In addition, Equinix also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for those customers from whom the Company had expected to collect the revenues. If the financial condition of Equinix’s customers were to deteriorate or if they become insolvent, resulting in an impairment of their ability to make payments, further allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and analyzes current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the Company’s reserves. During the three and six months ended June 30, 2002, several of the Company’s customers filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, which has led to a notable increase in the amount of bad debt expense that the Company has recorded in comparison to prior periods.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February and March 2002, the Company entered into arrangements with numerous vendors to resell equipment and bandwidth, including two related parties (see Note 10). The Company began to offer such services in an effort to provide its customers a more fully-integrated services solution. Under the terms of the reseller agreements, the Company will sell the vendors’ services or products to its customers and the Company will contract with the vendor to provide the related services or products. The Company recognizes revenue from such arrangements on a gross basis in accordance with Emerging Issue Task Force Issue No. 99-19, Recording Revenue as a Principal versus Net as an Agent. The Company acts as the principal in the transaction as the Company’s customer services agreement identifies the Company as the party responsible for the fulfillment of product or services to the Company’s customers and has full pricing discretion. In the case of products sold under such arrangements, the Company takes title to the products and bears the inventory risk until the title and risk of loss transfers to the customer. The Company has credit risk, as it is responsible for collecting the sales price from a customer, but must pay the amount owed to its suppliers after the suppliers perform, regardless of whether the sales price is fully collected. In addition, the Company will often determine the required equipment configuration and recommend bandwidth providers from numerous potential suppliers. For the three and six months ended June 30, 2002, the Company recognized revenue of $1.1 million and $2.7 million, respectively, associated with these reseller agreements. The Company does not expect to enter into significant equipment resales in the future.

2.    Restricted Cash and Short-Term Investments

In January 2002, a wholly-owned subsidiary of the Company posted a $5,090,000 letter of credit related to a payment agreement entered into by the Company, it’s wholly-owed subsidiary and Bechtel Corporation (“Bechtel”), the Company’s primary contractor, in December 2001, which was amended in March 2002 (the “Payment Agreement”). The Payment Agreement outlined a payment plan regarding the remaining payable to Bechtel for the Company’s recently completed IBX hub in the New York metropolitan area. As payments were made to Bechtel, a portion of this letter of credit was released. The final payment to Bechtel under this agreement was made in May 2002 and the remaining balance in this letter of credit was released.

During the quarter ended June 30, 2002, the Company recorded a restructuring charge as part of its exit from unnecessary U.S. IBX expansion and headquarter office space. Part of this restructuring charge included the write-off of $750,000 for two letters of credit related to one of these U.S. leaseholds (see Note 14). Pursuant to the terms of the Second iStar Amendment (see Note 9), the Company may record an additional charge to reflect the write-off of $25,000,000 in letters of credit, or a portion thereof, when a decision is made regarding the exercise of the Company’s option to elect to exclude anywhere from 20 to 40 acres from the iStar Lease (see Note 9).

3.    Accounts Receivable

Accounts receivables, net, consisted of the following (in thousands):

	June 30, 2002	December 31, 2001
	(unaudited)
Accounts receivable	$11,771	$12,868
Unearned revenue	(4,890)	(5,578)
Allowance for doubtful accounts	(472)	(381)

	$6,409	$6,909

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2002	December 31, 2001
	(unaudited)
Leasehold improvements	$377,684	$285,090
IBX plant and machinery	54,221	54,194
Computer equipment and software	14,904	11,306
IBX equipment	31,729	28,704
Furniture and fixtures	2,342	2,533

	480,880	381,827
Less accumulated depreciation	(81,168)	(56,601)

	$399,712	$325,226

Leasehold improvements, certain computer equipment, IBX plant and machinery, software and furniture and fixtures recorded under capital leases aggregated to $5,779,000 at both June 30, 2002 and December 31, 2001. Amortization on the assets recorded under capital leases is included in depreciation expense.

Included within leasehold improvements is the value attributed to several warrants issued to certain fiber carriers and a contractor totaling $9,883,000 and $8,105,000 as of June 30, 2002 and December 31, 2001, respectively. Amortization on such warrants is included in depreciation expense.

During the quarter ended June 30, 2002, the Company recorded a restructuring charge as part of its exit from unnecessary U.S. IBX expansion and headquarter office space. Part of this restructuring charge included the write-off of $2,585,000 in property and equipment located in such leaseholds (see Note 14).

5.    Construction in Progress

Construction in progress includes direct and indirect expenditures for the construction of IBX centers and is stated at original cost. The Company has contracted out substantially all of the construction of the IBX centers to independent contractors under construction contracts. Construction in progress includes certain costs incurred under a construction contract, including project management services, site identification and evaluation services, engineering and schematic design services, design development and construction services and other construction-related fees and services. In addition, the Company has capitalized certain interest costs during the construction phase. Once an IBX center becomes operational, these capitalized costs are transferred to property and equipment and are depreciated at the appropriate rate consistent with the estimated useful life of the underlying asset.

Interest incurred is capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Costs. There was no interest capitalized during the three and six months ended June 30, 2002. Total interest cost incurred and total interest capitalized during the three and six months ended June 30, 2001, was $11,214,000 and $89,000 and $22,313,000 and $670,000, respectively.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2002	December 31, 2001
	(unaudited)
Accounts payable	$3,920	$4,638
Accrued restructuring charge	2,136	6,390
Accrued compensation and benefits	2,018	2,934
Accrued taxes	637	1,296
Accrued utility and security costs	679	602
Accrued professional fees	425	565
Accrued property and equipment	291	—
Accrued other	1,141	1,074

	$11,247	$17,499

7.    Debt Facilities

Senior Notes

During the quarter ended March 31, 2002, the Company retired $25,000,000 of Senior Notes in exchange for 9,336,093 shares of the Company’s common stock. The Company wrote-off a proportionate amount of unamortized debt issuance costs and debt discount associated with these Senior Notes totaling $620,000 and $1,473,000, respectively, and wrote-off $785,000 of accrued and unpaid interest with this transaction. The Company recognized a gain on this transaction of $11,662,000.

During the quarter ended June 30, 2002, the Company retired $27,751,000 of Senior Notes in exchange for 6,650,000 shares of the Company’s common stock and $2,511,000 of cash. The Company wrote-off a proportionate amount of unamortized debt issuance costs and debt discount associated with these Senior Notes totaling $674,000 and $1,620,000, respectively. The Company recognized a gain on this transaction of $15,526,000.

The Company incurred debt extinguishment costs totaling approximately $1,100,000 in connection with the above-noted retirements of Senior Notes during the six months ended June 30, 2002.

As of June 30, 2002, a total of $147,249,000 of Senior Note principal remains outstanding. The amount of Senior Notes, net of unamortized discount, is $138,930,000 as of June 30, 2002.

Senior Secured Credit Facility

As of June 30, 2002, the Company was not in compliance with certain provisions, including the revenue covenant, of the Amended and Restated Senior Secured Credit Facility. In August 2002, the lenders provided the Company with a waiver and further amended the Amended and Restated Senior Secured Credit Facility (see Note 16).

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Wells Fargo Loan

The Wells Fargo Loan requires the Company to maintain a minimum cash balance at all times. As of June 30, 2002, the Company was not in compliance with this requirement. The Company has not obtained a waiver for this requirement and the bank has rejected a discounted settlement offer. As a result, the Company has reflected the full amount outstanding under this facility totaling $1,873,000 as a current obligation on the accompanying balance sheet as of June 30, 2002. As of the date of this filing, the Company is waiting to hear from the bank on how they would like to proceed on this matter.

Maturities

Combined aggregate maturities for the Company’s various debt facilities and capital lease obligations, Amended and Restated Senior Secured Credit Facility and Senior Notes as of June 30, 2002 are as follows (in thousands) (unaudited):

	Debt facilities & capital lease obligations	Senior secured credit facility	Senior notes	Total
2002	$5,093	$105,000	$—	$110,093
2003	4,376	—	—	4,376
2004	1,203	—	—	1,203
2005	12	—	—	12
2006	—	—	—	—
2007	—	—	147,249	147,249

	10,684	105,000	147,249	262,933
Less amount representing unamortized discount	(363)	—	(8,319)	(8,682)

	10,321	105,000	138,930	254,251
Less current portion	(7,756)	(105,000)	—	(112,756)

	$2,565	$—	$138,930	$141,495

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

During the quarter ended June 30, 2002, the Board of Directors granted options to employees to purchase 3,954,750 shares of common stock at a weighted average exercise price of $0.82 per share under the 2000 Equity Incentive Plan. Most of these grants were the result of an annual grant to all employees made in April 2002.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

During the six months ended June 30, 2002, certain holders of Senior Note Warrants exercised their warrants resulting in 693,192 shares of the Company’s common stock being issued. A total of 1,062,589 shares underlying these Senior Note Warrants remain outstanding as of June 30, 2002.

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

In April 2002, the Company issued a warrant to purchase 1,150,000 shares of the Company’s common stock at $0.01 per share to the Company’s landlord in Frankfurt as part of the Lease Exit Agreement to exit the Company’s Frankfurt, Germany operating lease (see Note 9) (the “Frankfurt Warrant”). The Frankfurt Warrant was valued at $725,000 using the Black-Scholes option-pricing model and has been recorded as an offset to accrued restructuring charges (see Note 14). The following assumptions were used in determining the fair value of the earned portion of this warrant: fair market value per share of $0.64, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 4.00% and a contractual life of one year. In May 2002, this warrant was exercised with cash.

9.    Commitments and Contingencies

In February 2002, the Company entered into a termination agreement for its operating leasehold in Amsterdam, The Netherlands (the “Termination Agreement”). As stipulated in the Termination Agreement, the Company surrendered two previously-posted letters of credit totaling approximately $4,814,000, which the Company had already fully written-off in conjunction with the restructuring charge that the Company recorded during the third quarter of 2001 (see Note 14). The first letter of credit was surrendered in March 2002 and the second letter of credit was surrendered in May 2002. The costs associated with terminating this leasehold were consistent with those that the Company estimated during the third quarter of 2001.

In February 2002, the Company entered into an agreement to surrender its operating leasehold in London, England effective March 2002 (the “Agreement to Surrender”). As stipulated in the Agreement to Surrender, the Company surrendered a previously-posted letter of credit totaling approximately $822,000, which the Company had already fully written-off in conjunction with the restructuring charge that the Company recorded during the third quarter of 2001 (see Note 14). As also stipulated in the Agreement to Surrender, the Company issued the UK Warrant in March 2002 (see Note 8). The costs associated with terminating this leasehold were consistent with those that the Company estimated during the third quarter of 2001.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2002, the Company entered into an agreement to exit its operating leasehold in Frankfurt, Germany (the “Lease Exit Agreement”). As stipulated in the Lease Exit Agreement, the Company surrendered a previously-posted letter of credit totaling approximately $1,076,000, which the Company had already fully written-off in conjunction with the restructuring charge that the Company recorded during the third quarter of 2001 (see Note 14). As also stipulated in the Lease Exit Agreement, the Company additionally agreed to (1) pay rent through May 2002, (2) pay cash settlement fees totaling approximately $1,845,000 and (3) issue the Frankfurt Warrant (see Note 8). The costs associated with terminating this leasehold were in excess of those that the Company estimated during the third quarter of 2001, and as a result, contributed to the Company taking an additional restructuring charge to complete the exit of the Company’s European operations (see Note 14).

In May 2002, the Company further amended the iStar Lease to provide the Company the option to reduce its obligation under this lease arrangement by up to approximately one-half (the “Second iStar Amendment”). The Company originally entered into the iStar Lease in May 2000 and previously amended it in September 2001. The iStar Lease represents the Company’s long-term operating lease for approximately 80 acres of unimproved real property in San Jose, California. Pursuant to the terms of the Second iStar Amendment, for a one-time fee of $5,000,000, the Company has a one-year option, effective July 1, 2002, to elect to exclude from this lease anywhere from 20 to 40 acres of the unimproved real property. If the Company exercises this option, the Company will lose $25,000,000 in letters of credit, or a portion thereof, currently classified as restricted cash and short-term investments on the accompanying balance sheets as of June 30, 2002 and December 31, 2001. The Company paid this $5,000,000 one-time fee in May 2002 and classified this payment as part of the Company’s restructuring charge during the quarter ended June 30, 2002 (see Note 14). As of the date of this filing, the Company has not yet decided when, if or for what acreage it will exercise this option. When this decision is made and if the Company exercises this option, the Company will record an additional charge to reflect the write-off of the $25.0 million in letters of credit, or a portion thereof.

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. No estimate of the amount of any potential loss upon resolution of these matters can be made at this time. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect the Company’s financial position.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Related Party Transactions

From July 1999 through January 2001, the Company hired a number of individuals from out-of-state and relocated them to California. The market in California during this period was very competitive for certain positions and the most qualified individuals available at that time were located in other states. In order to induce three executive officers to relocate to California from cities with lower housing costs, the Company offered each of these executive officers a non-interest bearing home loan to assist them with the purchase of a new residence in California. These loans expired upon the earlier of 5 years or certain liquidity events, none of which have happened to date. In early 2002, the Company negotiated with all three of these executive officers for the early repayment of these loans. In January 2002, in exchange for Peter Van Camp, the Company’s Chief Executive Officer, agreeing to repay the loan four years earlier than its maturity, and in exchange for his waiving his right to any bonuses earned and expensed in 2001, the Compensation Committee of the Board of Directors forgave $874,000 of Mr. Van Camp’s loan of $1,512,000. The remaining amount due under the loan of $638,000 was repaid to the Company in full in February 2002. In addition, the Company negotiated with the other two executive officers of the Company to repay their loans in full totaling $1,000,000, several years prior to the loans’ maturity dates. In exchange, the Company agreed to pay a portion of the interest on each of the officer’s mortgage for their principal residence for a 24-month period. One of these loans, totaling $750,000, was repaid in full in February 2002 and the second loan, totaling $250,000, was repaid in full in March 2002.

In February and March 2002, the Company entered into two agreements to resell equipment with related parties. Both related parties have executive officers that serve on the Company’s Board of Directors, and one of the related party company executive officers also serves on the board of directors of such company. In addition, one of the companies owns more than 5% of the Company’s outstanding common stock. For the three and six months ended June 30, 2002, the Company purchased and resold equipment totaling $1,155,000 and $2,659,000, respectively, under these agreements. The Company does not expect to enter into significant equipment resales in the future (see Note 1).

11.    Comprehensive Loss

The components of comprehensive loss are as follows (in thousands) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net loss	$(24,557)	$(37,857)	$(38,251)	$(79,394)
Unrealized gain (loss) on available for sale securities	8	25	(21)	89
Foreign currency translation gain (loss)	495	(62)	421	(2,941)

Comprehensive loss	$(24,054)	$(37,894)	$(37,851)	$(82,246)

There were no significant tax effects on comprehensive loss for the three and six months ended June 30, 2002 and 2001.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Net Loss per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding. Options and warrants were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Numerator:
Net loss	$(24,557)	$(37,857)	$(38,251)	$(79,394)

Historical:
Denominator:
Weighted average shares	99,764	81,432	93,043	80,895
Weighted average unvested shares subject to repurchase	(824)	(3,362)	(1,086)	(3,657)

Total weighted average shares	98,940	78,070	91,957	77,237

Net loss per share:
Basic and diluted	$(0.25)	$(0.48)	$(0.42)	$(1.03)

The following table sets forth potential issuances of shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (unaudited):

	June 30,
	2002	2001
Common stock warrants	2,106,600	4,217,381
Common stock options	23,796,007	14,981,988
Common stock subject to repurchase	609,740	2,967,235

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

During the quarter ended September 30, 2001, the Company recorded a restructuring charge primarily related to its revised European services strategy. A total of $45,315,000 of the restructuring charge related to the write-off of certain European assets to their net realizable value (see Note 14). As of June 30, 2002, all of the Company’s operations and assets were based in the United States with the exception of $962,000 and $681,000 of the Company’s total net loss for the three and six months ended June 30, 2002, respectively, attributable to the Company’s European exit activities, including an additional restructuring charge totaling $1,000,000 taken during the quarter ended June 30, 2002, to complete the exit of the Company’s European operations (see Note 14). As of June 30, 2001, all of the Company’s operations and assets were based in the United States with the exception of $32,623,000 of the Company’s identifiable assets based in Europe and $3,774,000 and $4,237,000 of the Company’s total net loss attributable to the development of its European operations for the three and six months ended June 30, 2001, respectively.

Revenues from one customer accounted for 19% and 20%, respectively, of the Company’s revenues for the three and six months ended June 30, 2002. Revenues from this customer also accounted for 14% of the Company’s revenues for both the three and six months ended June 30, 2001. No other single customer accounted for more than 10% of the Company’s revenues for the three and six months ended June 30, 2002 and 2001. No single customer accounted for more than 10% of the Company’s gross accounts receivables as of June 30, 2002. Accounts receivable from one customer accounted for 15% of the Company’s gross accounts receivable as of June 30, 2001. No other single customer accounted for more than 10% of the Company’s gross accounts receivables as of June 30, 2001.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Restructuring Charges

First Restructuring Charge

During the quarter ended September 30, 2001, the Company revised its European services strategy through the development of new partnerships with other leading international Internet exchange partners rather than build and operate its own European IBX hubs. In addition, the Company initiated efforts to exit certain leaseholds relating to certain excess U.S. operating leases. Also, in September 2001, the Company implemented a reduction in workforce, primarily in headquarter positions, in an effort to reduce operating costs. As a result, the Company took a total restructuring charge of $48,565,000, primarily related to the write-down of European construction in progress assets to their net realizable value, the write-off of several European letters of credit related to various European operating leases, the accrual for costs related to estimated European exit costs and unnecessary U.S. IBX expansion and headquarter office space exit costs and the severance accrual related to the reduction in workforce. As of June 30, 2002, the Company has exited from all of the European leases (see Note 9) and sold all remaining European assets purchased during the pre-construction phase. The collective costs of these European exit activities, primarily the exit of the German leasehold and an additional loss incurred in the sale of the remaining European assets, exceeded the amount estimated by management during the third quarter of 2001. As a result, the Company recorded a second restructuring charge during the quarter ended June 30, 2002 (see Second Restructuring Charge below). The reduction in workforce was substantially completed during the fourth quarter of 2001.

A summary of the changes in accrued restructuring charge from December 31, 2001 to June 30, 2002 related to the first restructuring charge is as follows (in thousands) (unaudited):

	Accrued restructuring charge as of December 31, 2001	Non-cash charges	Cash payments	Accrued restructuring charge as of June 30, 2002
European exit costs	$4,606	$(2,492)	$(2,114)	$—
U.S. lease exit costs	1,512	—	(147)	1,365
Workforce reduction	272	—	(230)	42

	$6,390	$(2,492)	$(2,491)	$1,407

During the six months ended June 30, 2002, the Company completed the exit of the European leaseholds (see Note 9) and sold all remaining European assets purchased during the pre-construction phase, written-down to $1,700,000 during the quarter ended September 30, 2001, for cash proceeds of $635,000, resulting in an additional loss of $1,065,000. In addition, the Company issued the UK Warrant and Frankfurt Warrant, valued at $702,000 and $725,000, respectively, to the landlords in England and Germany in conjunction with the termination of those leaseholds (see Note 8). Due primarily to the greater than anticipated costs to exit the German leasehold and the greater than anticipated loss on the European equipment sale, the Company fully utilized the remaining restructuring accrual attributed to the exit of the Company’s European operations. As a result, and due to the remaining costs to fully exit Europe, which are primarily fees associated with various professional services, the Company took an additional restructuring charge during the quarter ended June 30, 2002, to complete the European exit activities and to reflect the ongoing efforts to exit from unnecessary U.S. IBX expansion and headquarter office space (see Second Restructuring Charge below).

In July 2002, the Company completed the exit of one of the excess U.S. operating leases (see Note 16).

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Second Restructuring Charge

During the quarter ended June 30, 2002, the Company took a second restructuring charge to reflect the Company’s ongoing efforts to exit or amend several unnecessary U.S. IBX expansion and headquarter office space operating leaseholds and to complete the Company’s European exit activities. In addition, in May 2002, the Company implemented a reduction in workforce of less than 10%, primarily in headquarter positions, in an effort to reduce operating costs. As a result, the Company took a total restructuring charge of $9,950,000, primarily related to the Second iStar Amendment option fee of $5,000,000 (see Note 9); the write-off of property and equipment, primarily leasehold improvements and some equipment, located in two unnecessary U.S. IBX expansion and headquarter office space operating leaseholds that the Company decided to exit and that do not currently provide any ongoing benefit; the write-off of two U.S. letters of credit related to one U.S. operating leasehold from which the Company has committed to exit; an accrual for the remaining estimated European exit costs and additional U.S. leasehold exit costs and the severance accrual related to the reduction in workforce. The Company continues to work on an exit plan for the excess U.S. operating leases and expects to complete the exit of the U.S. operating leases within the next twelve months. Should it take longer to negotiate the exit of the remaining U.S. leases or the lease settlement amounts exceed the amounts estimated by management, the actual U.S. lease exit costs could exceed the amount estimated and additional restructuring charges may be required. The reduction in workforce was substantially completed during the second quarter of 2002.

A summary of the second restructuring charge is outlined as follows (in thousands) (unaudited):

	Total restructuring charge	Non-cash charges	Cash payments	Accrued restructuring charge as of June 30, 2002
Second iStar amendment option fee	$5,000	$—	$(5,000)	$—
Write-off of U.S. property and equipment	2,585	(2,585)	—	—
Additional lease exit costs	1,115	—	(488)	627
Write-off of U.S. letters of credit	750	(750)	—	—
Workforce reduction	500	—	(398)	102

	$9,950	$(3,335)	$(5,886)	$729

15.    Recent Accounting Pronouncements

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

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. SFAS 145 is effective for the Company for all financial statements issued in fiscal 2003; however, as allowed under the provisions of SFAS 145, the Company decided to early adopt SFAS 145 in relation to extinguishments of debt during the three and six months ended June 30, 2002 (see Note 7).

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

16.    Subsequent Events

In July 2002, the Company finalized its agreement to exit one of its excess U.S. operating leaseholds in Mountain View, California, adjacent to the Company’s headquarters (the “Excess Headquarter Lease Termination”). As stipulated in the Excess Headquarter Lease Termination, the Company agreed to pay rent through July 2002 and to waive any rights to any remaining personal property on the premises beyond a specified date. During the quarter ended June 30, 2002, the Company wrote-off all property and equipment located in this excess office space, primarily leasehold improvements and some furniture and fixtures, totaling $1,552,000 (see Note 14).

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2002, the Company further amended the Amended and Restated Senior Secured Credit Facility as a result of not being in full compliance with all covenants as of June 30, 2002 (the “First Amendment to the Amended and Restated Senior Secured Credit Facility”) (see Note 7). The most significant terms and conditions of the First Amendment to the Amended and Restated Senior Secured Credit Facility are as follows:

•
The Company was granted a full waiver for the covenants that were not in compliance as of June 30, 2002. In addition, the amendment reset the minimum revenue and maximum EBITDA loss covenants through September 30, 2002 and reset the minimum cash balance covenant for the term of the loan.

•
The Company agreed to repay $5,000,000 of the currently outstanding $105,000,000 as of June 30, 2002, which was designated as a tranche B term loan. This amount was repaid in August 2002. In addition, the remaining $20,000,000 available for borrowing under the Amended and Restated Senior Secured Credit Facility, also designated as a tranche B term loan, was permanently eliminated. As a result, the First Amendment to the Amended and Restated Senior Secured Credit Facility reduces the credit facility to a $100,000,000 credit facility, which was designated a tranche A term loan, and which remains fully outstanding as of the date of this filing.

•
The Company must convert at least $100,000,000 of Senior Notes (see Note 7) into common stock or convertible debt on or before November 8, 2002 (the “Senior Note Conversion”). As of June 30, 2002, a total of $147,249,000 of Senior Note principal remains outstanding. The Company may not use cash to retire any Senior Notes or pay any accrued and unpaid interest on Senior Notes going forward. To the extent the Company uses cash to retire any Senior Notes or pays interest on Senior Notes, the Company must simultaneously prepay the remaining outstanding amount under the First Amendment to the Amended and Restated Senior Secured Credit Facility in an amount equal to such payment made with respect to the Senior Notes.

Repayment of principal under the First Amendment to the Amended and Restated Senior Secured Credit Facility begins in March 2003 with final principal payment occurring by December 2005 as follows (in thousands):

Year ending:
2003	$8,400
2004	42,000
2005	49,600

Total	$100,000

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not currently have sufficient cash reserves or alternate financing available to repay the amount outstanding under the First Amendment to the Amended and Restated Senior Secured Credit Facility ($105,000,000 as of June 30, 2002; $100,000,000 as of the date of the First Amendment to the Amended and Restated Senior Secured Credit Facility). If the Company is unable to complete the Senior Note Conversion by November 8, 2002, the Company will again be in breach of the covenants contained in the First Amendment to the Amended and Restated Senior Secured Credit Facility. If, however, the Company is able to complete the Senior Note Conversion required by the First Amendment to the Amended and Restated Senior Secured Credit Facility, the Company will attempt to renegotiate the terms of the First Amendment to the Amended and Restated Senior Secured Credit Facility, including the financial covenants. The Company has received indications from the syndicate of lenders that if the Company successfully completes the Senior Note Conversion, the lenders would be willing to further revise the First Amendment to the Amended and Restated Senior Secured Credit Facility to, among other things, reset the financial covenants for future periods to levels that the Company believes are more consistent with current market conditions.

Because the Company cannot be certain that it can complete the Senior Note Conversion prior to November 8, 2002, or comply with other financial covenants, such as the revenue covenant, for future periods beyond September 30, 2002, the Company has classified the full amount outstanding under the Amended and Restated Senior Secured Credit Facility of $105,000,000 as a current debt obligation on the accompanying balance sheet as of June 30, 2002.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Other Factors Affecting Operating Results” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements.

Overview

Equinix designs, builds and operates neutral IBX hubs where Internet businesses place their equipment and their network facilities in order to interconnect with each other to improve Internet performance. Our neutral IBX hubs and Internet exchange services enable network service providers, enterprises, content providers, managed service providers and other Internet infrastructure companies to directly interconnect with each other for increased performance. As of June 30, 2002, Equinix had IBX hubs totaling an aggregate of 810,000 gross square feet in the Washington, D.C., New York, Dallas, Chicago, Los Angeles and Silicon Valley areas.

Stock-Based Compensation

We recorded deferred stock-based compensation in connection with stock options granted during 2000 and 1999, where the deemed fair market value of the underlying common stock was subsequently determined to be greater than the exercise price on the date of grant. Approximately $1.6 million and $4.1 million was amortized to stock-based compensation expense for the three and six months ended June 30, 2002, respectively. Approximately $5.0 million and $13.1 million was amortized to stock-based compensation expense for the three and six months ended June 30, 2001, respectively. The options granted are typically subject to a four-year vesting period. We are amortizing the deferred stock-based compensation on an accelerated basis over the vesting periods of the applicable options in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28. The remaining $5.9 million of deferred stock-based compensation will be amortized over the remaining vesting periods. We expect amortization of deferred stock-based compensation expense to impact our reported results through December 31, 2004.

Risk and Uncertainties

Since inception, we have experienced operating losses and negative cash flow. As of June 30, 2002 we had an accumulated deficit of $368.3 million and accumulated cash used in operating and construction activities of $687.4 million. Given our limited operating history, we may not generate sufficient revenue to achieve desired profitability. We therefore believe that we will continue to experience operating losses for the foreseeable future. Furthermore, our failure to comply with Nasdaq’s listing standards could result in our delisting by Nasdaq from the Nasdaq National Market and severely limit the liquidity of our stock. See “Other Factors Affecting Operating Results”.

Adjusted EBITDA

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

The following is how the Company calculated Adjusted EBITDA for the periods presented (in thousands) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Loss from operations	$(31,811)	$(29,944)	$(47,990)	$(64,910)
Depreciation	13,360	13,484	25,419	24,009
Stock-based compensation	1,567	4,993	4,148	13,142
Restructuring charge	9,950	—	9,950	—

Adjusted EBITDA	$(6,934)	$(11,467)	$(8,473)	$(27,759)

Results of Operations

Three Months Ended June 30, 2002 and 2001

Revenues.    We recognized revenues of $18.0 million for the three months ended June 30, 2002, versus revenues of $16.2 million for the three months ended June 30, 2001. Revenues consisted of recurring revenues of $15.3 million and $14.9 million, respectively, for the three months ended June 30, 2002 and 2001, primarily from the leasing of cabinet space. Non-recurring revenues were $2.7 million and $1.3 million, respectively, for the three months ended June 30, 2002 and 2001, primarily related to the recognized portion of deferred installation revenue and custom service revenues. Installation and service fees are recognized ratably over the term of the contract. Custom service revenues are recognized upon completion of the services. In February and March 2002, the Company entered into equipment reseller agreements with two related party companies. Included within the $2.7 million of non-recurring revenues for the three months ended June 30, 2002, were $1.1 million of equipment sales resulting from these two equipment reseller agreements. There were no equipment sales in the three months ended June 30, 2001. Excluding equipment sales, the Company recognized revenues of $16.9 million for the three months ended June 30, 2002, versus revenues of $16.2 million for the three months ended June 30, 2001, a 5% increase. The period over period growth in revenues was primarily the result of additional orders from existing customers and growth in the Company’s customer base from 136 customers as of March 31, 2001, to 248 customers as of June 30, 2002. However, this growth in our customer base is partially offset by a number of our larger customers reducing the size of their contractual commitments to us. We refer to this effort as the “right-sizing” of our larger customer contracts. During the past year, we have proactively worked with customers to right-size their contractual commitments to help them better react to a slowdown in customer demand as a result of overall economic conditions. Although these right-sizing efforts often result in a reduction in the number of cabinets these customers are obligated to pay for, many of these right-sizing efforts have resulted in the customer extending the term for the remaining cabinets. As a result, although the short-term revenues from such customers are reduced, the overall contract value often remains intact and the relationship with the customer is preserved, if not improved. As of June 30, 2002, we had successfully completed the right-sizing of six out of seven of our customers who had more than 100 cabinets booked, a booking level that represents our larger customers. In August 2002, we right-sized the last remaining customer who had over 100 cabinets booked. These right-sizing efforts have, over the past several quarters, been netted out against our new customer cabinet bookings, limiting the Company’s overall revenue growth during the past four quarters. We believe that we are largely through these right-sizing efforts, and do not expect significant reductions in cabinet commitments from existing customers in future periods other than from normal churn activities.

Cost of Revenues.    Cost of revenues increased to $27.0 million for the three months ended June 30, 2002 from $26.3 million for the three months ended June 30, 2001. These amounts included $11.9 million and $11.3 million, respectively, of depreciation expense and $76,000 and $152,000, respectively, of stock-based compensation expense. In addition to depreciation and stock-based compensation, cost of revenues consists primarily of rental payments for our leased IBX hubs, site employees’ salaries and benefits, utility costs, power and redundancy system engineering support services and related costs and security services. Furthermore, cost of revenues for the three months ended June 30, 2002 include the costs associated with the $1.1 million in equipment sales that the Company recorded. Excluding depreciation, stock-based compensation expense and the costs of equipment sales, cash cost of revenues decreased period over period to $13.8 million for the three months ended June 30, 2002 from $14.9 million for the three months ended June 30, 2001, a 7% decrease. Cash cost of revenues for the three months ended June 30, 2001 included costs related to the Company’s European expansion plans. Due to the restructuring charge that the Company recorded in the third quarter of 2001, these costs were not in the Company’s cash cost of revenues for the three months ended June 30, 2002; however, these savings were partially offset by the additional costs incurred from (i) the Company’s newest and largest IBX hub opened during the first quarter of 2002 in the New York metropolitan area and (ii) the costs associated with the ramp-up of the Company’s existing IBX hubs. The Company anticipates that the costs associated with this new IBX hub and the continued ramp-up of our other existing IBX hubs, will continue to increase cost of revenues in the foreseeable future; however, the Company is currently working to reduce its obligations regarding its approximately 80 acre ground lease in San Jose. In May 2002, the Company amended this lease by negotiating a one-year option, effective July 1, 2002, to elect to exclude from this lease anywhere from 20 to 40 acres. When and if the Company exercises this option, these savings will offset a portion of these expected increases in cost of revenues.

Sales and Marketing.    Sales and marketing expenses increased to $5.1 million for the three months ended June 30, 2002 from $4.1 million for the three months ended June 30, 2001. These amounts included $151,000 and $765,000, respectively, of stock-based compensation expense. In addition, the Company recorded $2.0 million in bad debt expense for the three months ended June 30, 2002, a substantial increase from the nominal amount recorded in the prior period. This increase in bad debt expense was primarily the result of write-offs or full reserves of aged receivables associated with two customers, Teleglobe and Worldcom, both of which have recently filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Excluding stock-based compensation and bad debt expense, cash sales and marketing costs decreased to $2.9 million for the three months ended June 30, 2002 from $3.4 million for the three months ended June 30, 2001, a 12% decrease. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. The decrease in sales and marketing expenses is the result of several cost saving initiatives that the Company undertook, including some staff reductions and an overall decrease in discretionary spending. The Company continues to closely monitor its spending in all areas of the Company as a result of the current market conditions. Accordingly, we do not expect our cash sales and marketing costs to increase significantly in the foreseeable future, until such time as the Company reaches certain pre-determined levels of profitability.

General and Administrative.    General and administrative expenses decreased to $7.8 million for the three months ended June 30, 2002 from $15.7 million for the three months ended June 30, 2001. These amounts included $1.3 million and $4.1 million, respectively, of stock-based compensation expense and $1.4 million and $2.2 million, respectively, of depreciation expense, resulting in a 47% decrease in period over period cash spending. General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. The significant decrease in general and administrative expenses was primarily the result of several cost saving initiatives that the Company undertook, including staff reductions and an overall decrease in discretionary spending. The Company continues to closely monitor its spending in all areas of the Company as a result of the current market conditions. Accordingly, while the Company expects to see some fluctuations in our cash general and administrative costs in future quarters, we do not expect our general and administrative costs to increase significantly in the foreseeable future as compared to comparable periods in the prior year, until such time as the Company reaches certain pre-determined levels of profitability.

Restructuring Charge.    During the quarter ended June 30, 2002, the Company took a restructuring charge of $9.95 million to reflect the Company’s ongoing efforts to exit or amend several unnecessary U.S. IBX expansion and headquarter office space operating leaseholds and to complete the Company’s European exit activities. In addition, in May 2002, the Company implemented a reduction in workforce, primarily in headquarter positions, in an effort to reduce operating costs. As a result of the restructuring charge, the Company i) paid a $5.0 million option fee in May 2002 related to the amendment of the Company’s approximately 80 acre ground lease in San Jose in which the Company now has the right to elect to permanently exclude from this lease anywhere from 20 to 40 acres for a one-year period commencing July 1, 2002; ii) wrote-off property and equipment of $2.6 million, primarily leasehold improvements and some equipment, located in two unnecessary U.S. IBX expansion and headquarter office space operating leaseholds that the Company has made the decision to exit and that do not currently provide any ongoing benefit; (iii) wrote-off two U.S. letters of credit totaling $750,000 related to one U.S. operating leasehold that the Company has committed to exit; (iv) accrued $1.0 million related to the remaining estimated European exit costs; (v) accrued $500,000 related to a less than 10% reduction in workforce in an effort to streamline and reduce the cost structure of the Company’s headquarter function and (vi) accrued $115,000 for some additional U.S. leasehold exit costs. As of June 30, 2002, a total of $2.1 million remained for all accrued but unpaid restructuring charges. The Company expects to realize the cost savings benefit of the $500,000 workforce reduction commencing in the third quarter of 2002, primarily in both sales and marketing and general and administrative expenses. When and if the Company exercises the option to elect to exclude anywhere from 20 to 40 acres of the Company’s approximately 80 acre ground lease in San Jose, the Company would realize cost savings benefits in cost of revenues immediately following the exercise of this option. However, the exercise of this option would also result in an additional charge being taken to reflect the loss of $25.0 million in letters of credit, or a portion thereof, which is also a stipulation of the May 2002 amendment to this lease. As of the date of this filing, the Company has not yet decided when, if or for what acreage it will exercise this option.

Adjusted EBITDA.    Adjusted EBITDA loss decreased to $6.9 million from $11.5 million for the three months ended June 30, 2002 and 2001, respectively. Many factors affect Adjusted EBITDA. Contributing to the significant decline in Adjusted EBITDA loss are revenue growth and the Company’s various cost savings initiatives, such as staff reductions, the change in the Company’s European strategy and stringent controls over the Company’s discretionary spending. The Company expects that Adjusted EBITDA over the next few quarters will decrease as the Company approaches Adjusted EBITDA breakeven through a combination of non-equipment related revenue growth and continued focus and management of discretionary spending.

Interest Income.    Interest income decreased to $289,000 from $3.2 million for the three months ended June 30, 2002 and 2001, respectively. Interest income decreased due to lower cash, cash equivalent and short-term investment balances held in interest bearing accounts and lower interest rates received on invested balances.

Interest Expense.    Interest expense decreased to $8.6 million from $11.1 million for the three months ended June 30, 2002 and 2001, respectively. The decrease in interest expense was attributable to the $52.8 million in retirements of its 13% senior notes due 2007 (the “Senior Notes”) during the first half of 2002 and to the decline in both the principal due and the interest rates associated with the $125.0 million amended and restated senior secured credit facility (the “Amended and Restated Senior Secured Credit Facility”).

Gain on Debt Extinguishment.    In April and May 2002, the Company retired $27.8 million of its Senior Notes in exchange for approximately 6.7 million shares of our common stock and approximately $2.5 million of cash, and as a result, recognized a $15.5 million gain on debt extinguishment.

Six Months Ended June 30, 2002 and 2001

Revenues.    We recognized revenues of $38.2 million for the six months ended June 30, 2002, versus revenues of $28.8 million for the six months ended June 30, 2001. Revenues consisted of recurring revenues of $31.8 million and $26.6 million, respectively, for the six months ended June 30, 2002 and 2001, primarily from the leasing of cabinet space. Non-recurring revenues were $6.4 million and $2.2 million, respectively, for the six months ended June 30, 2002 and 2001, primarily related to the recognized portion of deferred installation revenue and custom service revenues. Installation and service fees are recognized ratably over the term of the contract. Custom service revenues are recognized upon completion of the services. In February and March 2002, the Company entered into equipment reseller agreements with two related party companies. Included within the $6.4 million of non-recurring revenues for the six months ended June 30, 2002, were $2.7 million of equipment sales resulting from these two equipment reseller agreements. There were no equipment sales in the six months ended June 30, 2001. Excluding equipment sales, the Company recognized revenues of $35.5 million for the six months ended June 30, 2002, versus revenues of $28.8 million for the six months ended June 30, 2001, a 23% increase. The period over period growth in revenues was primarily the result of additional orders from existing customers and growth in the Company’s customer base from 128 customers as of December 31, 2000, to 248 customers as of June 30, 2002. However, this growth in our customer base is partially offset by a number of our larger customers reducing the size of their contractual commitments to us. We refer to this effort as the “right-sizing” of our larger customer contracts. During the past year, we have proactively worked with customers to right-size their contractual commitments to help them better react to a slowdown in customer demand as a result of overall economic conditions. Although these right-sizing efforts often result in a reduction in the number of cabinets these customers are obligated to pay for, many of these right-sizing efforts have resulted in the customer extending the term for the remaining cabinets. As a result, although the short-term revenues from such customers are reduced, the overall contract value often remains intact and the relationship with the customer is preserved, if not improved. As of June 30, 2002, we had successfully completed the right-sizing of six out of seven of our customers who had more than 100 cabinets booked, a booking level that represents our larger customers. In August 2002, we right-sized the last remaining customer who had over 100 cabinets booked. These right-sizing efforts have, over the past several quarters, been netted out against our new customer cabinet bookings, limiting the Company’s overall revenue growth during the past four quarters. We believe that we are largely through these right-sizing efforts, and do not expect significant reductions in cabinet commitments from existing customers in future periods other than from normal churn activities.

Cost of Revenues.    Cost of revenues increased to $52.4 million for the six months ended June 30, 2002 from $50.0 million for the six months ended June 30, 2001. These amounts included $22.9 million and $20.4 million, respectively, of depreciation expense and $167,000 and $393,000, respectively, of stock-based compensation expense. In addition to depreciation and stock-based compensation, cost of revenues consists primarily of rental payments for our leased IBX hubs, site employees’ salaries and benefits, utility costs, power and redundancy system engineering support services and related costs and security services. Furthermore, cost of revenues for the six months ended June 30, 2002 include the costs associated with the $2.7 million in equipment sales that the Company recorded, which were approximately $2.6 million. Excluding depreciation, stock-based compensation expense and the costs of equipment sales, cash cost of revenues decreased period over period to $26.7 million for the six months ended June 30, 2002 from $29.2 million for the six months ended June 30, 2001, a 9% decrease. Cash cost of revenues for the six months ended June 30, 2001 included costs related to the Company’s European expansion plans. Due to the restructuring charge that the Company recorded in the third quarter of 2001, these costs were not in the Company’s cash cost of revenues for the six months ended June 30, 2002; however, these savings were partially offset by the additional costs incurred from (i) the Company’s newest and largest IBX hub opened during the first quarter of 2002 in the New York metropolitan area and (ii) the costs associated with the ramp-up of the Company’s existing IBX hubs. The Company anticipates that the costs associated with this new IBX hub and the continued ramp-up of our other existing IBX hubs, will continue to increase cost of revenues in the foreseeable future; however, the Company is currently working to reduce its obligations regarding its approximately 80 acre ground lease in San Jose. In May 2002, the Company amended this lease by negotiating a one-year option, effective July 1, 2002, to elect to exclude from this lease anywhere from 20 to 40 acres. When and if the

Company exercises this option, these savings will offset a portion of these expected increases in cost of revenues.

Sales and Marketing.    Sales and marketing expenses remained relatively flat for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 at $9.3 million for both periods. These amounts included $584,000 and $1.8 million, respectively, of stock-based compensation expense. In addition, the Company recorded $2.5 million in bad debt expense for the six months ended June 30, 2002, a substantial increase from the nominal amount recorded in the prior period. This increase in bad debt expense was primarily the result of write-offs or full reserves of aged receivables associated with two customers, Teleglobe and Worldcom, both of which have recently filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Excluding stock-based compensation and bad debt expense, cash sales and marketing costs decreased to $6.2 million for the six months ended June 30, 2002 from $7.4 million for the six months ended June 30, 2001, a 16% decrease. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. The decrease in sales and marketing expenses is the result of several cost saving initiatives that the Company undertook, including some staff reductions and an overall decrease in discretionary spending. The Company continues to closely monitor its spending in all areas of the Company as a result of the current market conditions. Accordingly, we do not expect our cash sales and marketing costs to increase significantly in the foreseeable future, until such time as the Company reaches certain pre-determined levels of profitability.

General and Administrative.    General and administrative expenses decreased to $14.6 million for the six months ended June 30, 2002 from $34.4 million for the six months ended June 30, 2001. These amounts included $3.4 million and $10.9 million, respectively, of stock-based compensation expense and $2.6 million and $3.7 million, respectively, of depreciation expense, resulting in a 57% decrease in period over period cash spending. General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. The significant decrease in general and administrative expenses was primarily the result of several cost saving initiatives that the Company undertook, including staff reductions, an overall decrease in discretionary spending and the elimination of a corporate bonus program. The Company continues to closely monitor its spending in all areas of the Company as a result of the current market conditions. Accordingly, while the Company expects to see some fluctuations in our cash general and administrative costs in future quarters, we do not expect our general and administrative costs to increase significantly in the foreseeable future as compared to comparable periods in the prior year, until such time as the Company reaches certain pre-determined levels of profitability.

Restructuring Charge.    During the quarter ended June 30, 2002, the Company took a restructuring charge of $9.95 million to reflect the Company’s ongoing efforts to exit or amend several unnecessary U.S. IBX expansion and headquarter office space operating leaseholds and to complete the Company’s European exit activities. In addition, in May 2002, the Company implemented a reduction in workforce, primarily in headquarter positions, in an effort to reduce operating costs. As a result of the restructuring charge, the Company i) paid a $5.0 million option fee in May 2002 related to the amendment of the Company’s approximately 80 acre ground lease in San Jose in which the Company now has the right to elect to permanently exclude from this lease anywhere from 20 to 40 acres for a one-year period commencing July 1, 2002; ii) wrote-off property and equipment of $2.6 million, primarily leasehold improvements and some equipment, located in two unnecessary U.S. IBX expansion and headquarter office space operating leaseholds that the Company has made the decision to exit and that do not currently provide any ongoing benefit; (iii) wrote-off two U.S. letters of credit totaling $750,000 related to one U.S. operating leasehold that the Company has committed to exit; (iv) accrued $1.0 million related to the remaining estimated European exit costs; (v) accrued $500,000 related to a less than 10% reduction in workforce in an effort to streamline and reduce the cost structure of the Company’s headquarter function and (vi) accrued $115,000 for some additional U.S. leasehold exit costs. As of June 30, 2002, a total of $2.1 million remained for all accrued but unpaid restructuring charges. The Company expects to realize the cost savings benefit of the $500,000 workforce reduction commencing in the third quarter of 2002, primarily in both sales and marketing and general and administrative expenses. When and if the Company exercises the option to elect to exclude anywhere from 20 to 40 acres of the Company’s approximately 80 acre ground lease in San Jose, the Company would realize cost savings benefits in cost of revenues immediately following the exercise of this option. However, the exercise of this option would also result in an additional charge being taken to reflect the loss of $25.0 million in letters of credit, or a portion thereof, which is also a stipulation of the May 2002 amendment to this lease. As of the date of this filing, the Company has not yet decided when, if or for what acreage it will exercise this option.

Adjusted EBITDA.    Adjusted EBITDA loss decreased to $8.5 million from $27.8 million for the six months ended June 30, 2002 and 2001, respectively. Many factors affect Adjusted EBITDA. Contributing to the significant decline in Adjusted EBITDA loss are revenue growth and the Company’s various cost savings initiatives, such as staff reductions, the change in the Company’s European strategy, the elimination of a corporate bonus program and stringent controls over the Company’s discretionary spending. The Company expects that Adjusted EBITDA over the next few quarters will decrease as the Company approaches Adjusted EBITDA breakeven through a combination of non-equipment related revenue growth and continued focus and management of discretionary spending.

Interest Income.    Interest income decreased to $782,000 from $7.2 million for the six months ended June 30, 2002 and 2001, respectively. Interest income decreased due to lower cash, cash equivalent and short-term investment balances held in interest bearing accounts and lower interest rates received on invested balances.

Interest Expense.    Interest expense decreased to $18.2 million from $21.6 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in interest expense was attributable to the $52.8 million in retirements of its 13% senior notes due 2007 (“Senior Notes”) during the first half of 2002 and to the decline in both the principal due and the interest rates associated with the Amended and Restated Senior Secured Credit Facility.

Gain on Debt Extinguishment.    During the first half of 2002, the Company retired $52.8 million of its Senior Notes in exchange for approximately 16.0 million shares of our common stock and approximately $2.5 million of cash, and as a result, recognized a $27.2 million gain on debt extinguishment.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital requirements primarily through the issuance of Senior Notes, the private sale of preferred stock, our initial public offering, our senior secured credit facility, which was later amended, and various types of debt facilities and capital lease obligations for aggregate gross proceeds of approximately $844.2 million. As of June 30, 2001, our total indebtedness from Senior Notes, Amended and Restated Senior Secured Credit Facility and other debt facilities and capital lease obligations was $366.8 million. As of June 30, 2002, this amount was reduced to $262.9 million.

As of June 30, 2002, our principal source of liquidity was approximately $23.3 million in cash, cash equivalents and short-term investments. In addition, as of June 30, 2002, we had $26.6 million of restricted cash and short-term investments, of which $25.0 million is related to letters of credit posted in connection with our lease with iStar for the 80 acres in San Jose, California and the remainder is related to letters of credit and escrow accounts for our other lease obligations.

Use of Cash

Net cash used in our operating activities was $25.8 million and $37.8 million for the six months ended June 30, 2002 and 2001, respectively. We used cash primarily to fund our net loss, including cash interest payments on Senior Notes and our Amended and Restated Senior Secured Credit Facility.

Net cash used in investing activities was $9.6 million and $166.9 million for the six months ended June 30, 2002 and 2001, respectively. Net cash used in investing activities was primarily attributable to the construction and payment of our IBX hubs and the purchase of restricted cash and short-term investments. The amount of cash used in investing activities has decreased substantially as we have now completed our IBX rollout plan.

Net cash used in financing activities was $7.0 million for the six months ended June 30, 2002. Net cash generated by financing activities was $156.9 million for the six months ended June 30, 2001. Net cash used in financing activities during the six months ended June 30, 2002 was primarily attributable to the scheduled monthly payments of our debt facilities and capital lease obligations and the principal repayment of $2.5 million of our Senior Notes and the costs associated with the exchange of the Senior Notes. Net cash generated by financing activities during the six months ended June 30, 2001 was primarily attributable to the $150.0 million draw down under the original senior secured credit facility.

Debt Obligations

As of June 30, 2002, our total indebtedness from our Senior Notes, Amended and Restated Senior Secured Credit Facility and debt facilities and capital lease obligations was $262.9 million, as follows:

Senior Notes

In December 1999, we issued $200.0 million aggregate principal amount of 13% senior notes due 2007 (“Senior Notes”). Our aggregate net proceeds of this offering were $193.4 million, net of offering expenses. During the first half of 2002, we retired $52.8 million of the Senior Notes in exchange for approximately 16.0 million shares of common stock and approximately $2.5 million of cash. As of June 30, 2002, a total of $147.2 million of Senior Note principal remains outstanding. We currently intend to issue a significant number of additional shares of stock in order to retire additional Senior Notes up to and including the full $147.2 million currently outstanding. We are currently in discussions with a number of the remaining holders of the Senior Notes regarding such a transaction, and in these discussions the holders have indicated a willingness to effect such a transaction consensually in the near future. As part of this effort, on June 12, 2002, the Company filed a preliminary proxy statement with the SEC seeking stockholder approval for the issuance of additional shares of common stock. The Company believes it will need to amend this proxy statement to increase substantially the number of shares needed to retire most or all of the Senior Notes. In addition to reducing the amount of principal that would need to be repaid, a full retirement of the remaining Senior Notes outstanding would save $19.1 million in annual interest payments payable semi-annually each year on December 1 and June 1.

Senior Secured Credit Facility

In December 2000, we entered into a senior secured credit facility with a syndicate of lenders under which, subject to our compliance with a number of financial ratios and covenants, we were permitted to borrow up to $150.0 million. As of September 30, 2001, we had borrowed the entire $150.0 million under this facility. In October 2001, in conjunction with the repayment of $50.0 million, the Company entered into the Amended and Restated Senior Secured Credit Facility to decrease total borrowing allowed to $125.0 million and to reset certain financial covenants to more accurately reflect market conditions. As of June 30, 2002, a total of $105.0 million was outstanding under the Amended and Restated Senior Secured Credit Facility. The Amended and Restated Senior Secured Credit Facility requires us to maintain specific financial ratios and comply with quarterly, and in some circumstances, monthly covenants requiring us to, among other things, achieve specific revenue targets at levels significantly above historical revenues, maintain certain minimum cash balances and limit our EBITDA losses. As of June 30, 2002, the Company was not in compliance with certain provisions, including the revenue covenant, of the Amended and Restated Senior Secured Credit Facility. In August 2002, the lenders provided the Company with a waiver and further amended the Amended and Restated Senior Secured Credit Facility (the “First Amendment to the Amended and Restated Senior Secured Credit Facility”). Under the First Amendment to the Amended and Restated Senior Secured Credit Facility, the Company agreed to prepay $5.0 million of the Amended and Restated Senior Secured Credit Facility at the time of the First Amendment to the Amended and Restated Senior Secured Credit Facility and agreed to a reduction in the total borrowing allowed under the First Amendment to the Amended and Restated Senior Secured Credit Facility to $100.0 million (permanently eliminating the $20.0 million which was previously available for borrowing). In addition, the First Amendment to the Amended and Restated Senior Secured Credit Facility reset the minimum revenue and maximum EBITDA loss covenants through

September 30, 2002 and reset the minimum cash balance covenant for the term of the loan. Further, the First Amendment to the Amended and Restated Senior Secured Credit Facility added a new covenant requiring the Company to convert at least $100.0 million of its Senior Notes into common stock or convertible debt before November 8, 2002 (the “Senior Note Conversion”) on terms satisfactory to the syndicated lenders. As discussed above, the Company has commenced discussions with a number of holders of the Senior Notes and has received preliminary indications that the holders are willing to effect such a transaction consensually in the near future.

The Company does not currently have sufficient cash reserves or alternate financing available to repay the amount outstanding under the senior secured credit facility ($105.0 million as of June 30, 2002; $100.0 million as of the date of the new amendment). If we are unable to complete the Senior Note Conversion by November 8, 2002, we will again be in breach of the covenants contained in the First Amendment to the Amended and Restated Senior Secured Credit Facility. If, however, we are able to complete the Senior Note Conversion required by the First Amendment to the Amended and Restated Senior Secured Credit Facility, we will attempt to renegotiate the terms of the First Amendment to the Amended and Restated Senior Secured Credit Facility, including the financial covenants. We have received indications from the syndicate of lenders that if we successfully complete the Senior Note Conversion, they would be willing to further revise the First Amendment to the Amended and Restated Senior Secured Credit Facility to, among other things, reset the financial covenants for future periods to levels that the Company believes are more consistent with current market conditions.

Because we cannot be certain that we can complete the Senior Note Conversion prior to November 8, 2002, or comply with other financial covenants, such as the revenue covenant, for future periods beyond September 30, 2002, the Company has classified the full amount outstanding under the Amended and Restated Senior Secured Credit Facility of $105.0 million as a current debt obligation on the accompanying balance sheet as of June 30, 2002.

Other Debt Facilities and Capital Lease Obligations

In May 1999, we entered into a master lease agreement in the amount of $1.0 million. This master lease agreement was increased by addendum in August 1999 by $5.0 million. This agreement bears interest at either 7.5% or 8.5% and is repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. As of June 30, 2002, these capital lease financings were fully drawn and $2.7 million remained outstanding.

In August 1999, we entered into a loan agreement in the amount of $10.0 million. This loan agreement bears interest at 8.5% and is repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. As of June 30, 2002, this loan agreement was fully drawn and $2.6 million remained outstanding.

In March 2001, we entered into a loan agreement in the amount of $3.0 million. This loan agreement bears interest at 13.15% and is repayable over 36 months. As of June 30, 2002, this loan agreement was fully drawn. As of June 30, 2002, the Company was not in compliance with one of the requirements of this loan. The Company has not obtained a waiver for this requirement and the lender has rejected a discounted settlement offer. As a result, the Company has classified the full amount outstanding under this loan, totaling $1.9 million, as a current obligation on the balance sheet as of June 30, 2002. As of the date of this filing, the Company is waiting to hear from the lender on how they would like to proceed on this matter.

In June 2001, we entered into a loan agreement in the amount of $5.0 million. This loan agreement bears interest at 13.0% and is repayable over 36 months. As of June 30, 2002, this loan agreement was fully drawn and $3.5 million remained outstanding.

Property and Operating Leases

In May 2000, we entered into a purchase agreement to buy approximately 80 acres of real property in San Jose, California. In June 2000, before closing on this property, we assigned our interest in the purchase agreement to iStar San Jose, LLC (“iStar”). On the same date, iStar purchased this property and entered into a 20-year lease with us for the property. In September 2001, this agreement was amended to reduce the overall letter of credit provision in the agreement from $35.0 million to $25.0 million, as well as to provide for a $3.0 million reduction in lease payments in return for paying for the next twelve months of lease payments in advance. In May 2002, this agreement was further amended to provide the Company the option to reduce its obligation under this lease arrangement by up to approximately one-half. For a one-time fee of $5.0 million, the Company has a one-year option, effective July 1, 2002, to elect to exclude from this lease anywhere from 20 to 40 acres. If the Company exercises this option, the Company will lose $25.0 million in letters of credit, or a portion thereof, currently classified on the accompanying balance sheets as restricted cash and short-term investments. The Company paid this $5.0 million fee in May 2002; however, as of the date of this filing, the Company has not yet decided when, if or for what acreage it will exercise this option. Because the Company prepaid rent on the full 80 acres through September 30, 2002, the earliest it will be able to reduce its obligations under this lease is October 1, 2002.

Debt Maturities and Operating Lease Commitments

The Company leases its IBX hubs and certain equipment under non-cancelable operating lease agreements expiring through 2025. The following represents the minimum future operating lease payments for these commitments, as well as the combined aggregate maturities for all of the Company’s debt as of June 30, 2002 (in thousands):

	Debt facilities & capital lease obligations	Senior secured credit facility	Senior notes	Operating leases	Total
2002	$5,093	$105,000	$—	$10,732	$120,825
2003	4,376	—	—	26,459	30,835
2004	1,203	—	—	26,697	27,900
2005	12	—	—	27,039	27,051
2006	—	—	—	29,439	29,439
2007 and thereafter	—	—	147,249	311,376	458,625

	$10,684	$105,000	$147,249	$431,742	$694,675

Assuming we are able to retire or convert a significant portion of the currently outstanding Senior Notes and further amend our First Amendment to the Amended and Restated Senior Secured Credit Facility and obtain relief on certain of our operating leases, the Company anticipates that its existing cash, and cash flow generated from its IBX hubs will be sufficient to meet the working capital, debt service and corporate overhead requirements associated with its operations for the next twelve months. However, there can be no assurances that we will be able to retire additional Senior Notes or further amend the First Amendment to the Amended and Restated Senior Secured Credit Facility in connection with a potential future covenant breach or obtain sufficient relief on certain of our operating leases. The Company does not currently have sufficient cash reserves to repay its debts. In addition, in the event the Company is unable to complete the Senior Note Conversion, the Company may be required to seek bankruptcy protection to force the conversion of the Senior Notes to equity. The potential for a future covenant breach and the resultant acceleration of the outstanding borrowings in the current financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might arise should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements

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

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. SFAS 145 is effective for the Company for all financial statements issued in fiscal 2003; however, as allowed under the provisions of SFAS 145, the Company decided to early adopt SFAS 145 in relation to extinguishments of debt for the three and six months ended June 30, 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of this statement will have a material impact on our results of operations, financial position or cash flows.

Other Factors Affecting Operating Results

Risks Related to Our Business

If we are unable to comply with the restrictive covenants in our credit agreements, our ability to continue as a going concern will be adversely affected.

Our credit agreements require that we maintain specific financial ratios and comply with covenants containing numerous restrictions on our ability to incur debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions. Furthermore, our existing financing arrangements are, and future financing arrangements are likely to be, secured by substantially all of our assets. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements. A default, if not waived by our lenders, could result in the acceleration of outstanding indebtedness and cause our debt to become immediately due and payable. If such acceleration occurs, we would not be able to repay our indebtedness and it is unlikely that we would be able to borrow sufficient additional funds to refinance such debt. Even if new financing is made available to us, it may not be available on acceptable terms.

As of June 30, 2002, the Company was not in compliance with certain provisions, including the revenue covenant, of the Amended and Restated Senior Secured Credit Facility. In August 2002, the lenders provided the Company with a waiver and entered into the First Amendment to the Amended and Restated Senior Secured Credit Facility. Under the First Amendment to the Amended and Restated Senior Secured Credit Facility, the Company agreed to prepay $5.0 million of the Amended and Restated Senior Secured Credit Facility at the time of the First Amendment to the Amended and Restated Senior Secured Credit Facility and agreed to a reduction in the total borrowing allowed under the First Amendment to the Amended and Restated Senior Secured Credit Facility to $100.0 million (permanently eliminating the $20.0 million which was previously available for borrowing). In addition, the First Amendment to the Amended and Restated Senior Secured Credit Facility reset the minimum revenue and maximum EBITDA loss covenants through September 30, 2002 and reset the minimum cash balance covenant for the term of the loan. Further, the First Amendment to the Amended and Restated Senior Secured Credit Facility added a new covenant requiring the Company to convert at least $100.0 million of its Senior Notes into common stock or convertible debt before November 8, 2002 (the “Senior Note Conversion”) on terms satisfactory to the syndicated lenders. The Company has commenced discussions with a number of holders of the Senior Notes and has received preliminary indications that the holders are willing to effect such a transaction consensually in the near future.

The Company does not currently have sufficient cash reserves or alternate financing available to repay the amount outstanding under the senior secured credit facility ($105.0 million as of June 30, 2002; $100.0 million as of the date of the First Amendment to the Amended and Restated Senior Secured Credit Facility). If we are unable to complete the Senior Note Conversion by November 8, 2002, we will again be in breach of the covenants contained in the First Amendment to the Amended and Restated Senior Secured Credit Facility. If, however, we are able to complete the Senior Note Conversion required by the First Amendment to the Amended and Restated Senior Secured Credit Facility, we will attempt to renegotiate the terms of the First Amendment to the Amended and Restated Senior Secured Credit Facility, including the financial covenants. We have received indications from the syndicate of lenders that if we successfully complete the Senior Note Conversion; they would be willing to further revise the First Amendment to the Amended and Restated Senior Secured Credit Facility to, among other things, reset the financial covenants for future periods to levels that the Company believes are more consistent with current market conditions. However, there can be no assurances that this will happen. If we are unable to convert additional Senior Notes into common stock or convertible debt, this will adversely affect our business and our ability to continue as a going concern.

In March 2001, we entered into a loan agreement in the amount of $3.0 million. This loan agreement bears interest at 13.15% and is repayable over 36 months. As of June 30, 2002, this loan agreement was fully drawn. As of June 30, 2002, the Company was not in compliance with one of the requirements of this loan. The Company has not obtained a waiver for this requirement and the lender has rejected a discounted settlement offer. As a result, the Company has classified the full amount outstanding under this loan, totaling $1.9 million, as a current obligation on the balance sheet as of June 30, 2002. As of the date of this filing, the Company is waiting to hear from the lender on how they would like to proceed on this matter.

We expect to affect a significant de-leveraging event in the near term—this transaction will significantly dilute existing stockholders’ ownership interest in the Company

In connection with the First Amendment to the Amended and Restated Senior Secured Credit Facility entered into in August 2002, the Company is required to convert at least $100.0 million of its Senior Notes into common stock or non-cash pay notes before November 8, 2002 on terms satisfactory to the syndicated lenders (the “Senior Note Conversion”). As of June 30, 2002, a total of $147.2 million of Senior Note principal remains outstanding. In order to effect the Senior Note Conversion, we intend to issue a significant number of additional shares of common stock. We are in discussions with a number of the holders of the Senior Notes regarding such a transaction, and in these discussions the holders have indicated a willingness to effect such a transaction consensually in the near future. As part of this effort, on June 12, 2002, the Company filed a preliminary proxy statement with the SEC seeking stockholder approval for the issuance of additional shares of common. The Company believes it will need to amend this proxy to increase substantially the number of shares needed to retire most or all of the Senior Notes. In addition, in the event the Company is unable to get agreement from the holders of at least $100.0 million of the outstanding Senior Notes, it may be required to seek bankruptcy court protection to force the conversion of the Senior Notes to equity. The issuance of stock either through bankruptcy or a consensual agreement in connection with the Senior Note Conversion will significantly dilute existing stockholders’ ownership interest in the Company.

We are substantially leveraged and we may not generate sufficient cash flow to meet our debt service and working capital requirements.

We are highly leveraged. As of June 30, 2002, we had total indebtedness of $262.9 million consisting primarily of the following:

•	a total of $147.2 million of our Senior Notes;

•	a total of $105.0 million under our Amended and Restated Senior Secured Credit Facility; and

•	other outstanding debt facilities and capital lease obligations.

Our highly leveraged position could have important consequences, including:

•	impairing our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

•	requiring us to dedicate a substantial portion of our operating cash flow to paying principal and interest on our indebtedness, thereby reducing the funds available for operations;

•	limiting our ability to grow and make capital expenditures due to the financial covenants contained in our debt arrangements;

•	impairing our ability to adjust rapidly to changing market conditions, invest in new or developing technologies, or take advantage of significant business

•	making us more vulnerable if a general economic downturn continues or if our business experiences difficulties. opportunities that may arise; and

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

Failure to comply with Nasdaq’s listing standards could result in our delisting by Nasdaq from the Nasdaq National Market and severely limit the liquidity of our common stock.

Our stock is currently traded on the Nasdaq National Market. Under Nasdaq’s listing maintenance standards, if the closing bid price of a company’s common stock remains under $1.00 per share for 30 consecutive trading days, Nasdaq will issue a deficiency notice to that company. If the closing bid price does not reach at least $1.00 per share for a minimum of ten consecutive trading days during the 90 calendar days following the issuance of the deficiency notice from Nasdaq, Nasdaq may delist that company’s common stock from trading on the Nasdaq National Market. On May 16, 2002, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq’s continued listing requirements because the minimum closing bid price of our common stock had remained below $1.00 for 30 consecutive trading days. The letter further stated that the closing bid price of our common stock must be at least $1.00 per share for ten consecutive trading days during the 90-day period subsequent to May 16, 2002, or Nasdaq will delist our common stock from trading on the Nasdaq National Market on or about August 14, 2002. We expect to receive notice from Nasdaq that the failure of our common stock to maintain Nasdaq’s minimum closing bid price requirement of $1.00 has continued beyond the 90-day probationary period allowed under the Nasdaq National Marketplace Rules and, therefore, our common stock may be delisted. We intend to appeal any such delisting decision, and the delisting could be stayed pending a hearing before the Nasdaq Qualifications Panel. If our common stock is delisted, it would seriously limit the liquidity of our common stock, limit our ability to convert outstanding debt to equity or other convertible securities and limit our potential to raise future capital through the sale of our common stock, all of which could seriously harm our business.

In order to avoid a delisting of our common stock, we may be required to take various measures including raising additional capital and effecting a reverse split of our common stock. We cannot predict that a reverse stock split will increase the market price for our common stock. The history of similar stock split combinations for a company in like circumstances is varied. There is no assurance that the market price per share of our common stock following a reverse stock split will either exceed or remain in excess of the $1.00 minimum bid price as required by Nasdaq or that we will otherwise meet the requirements of Nasdaq for continued inclusion for trading on Nasdaq. Furthermore, the liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after a reverse stock split.

There can be no assurance that our common stock will remain eligible for trading on the Nasdaq National Market. If our common stock were delisted, the ability of our stockholders to sell any of our common stock would be severely, if not completely, limited. Furthermore, our ability to raise additional capital would be severely impaired. As a result of these factors, the value of the common stock would decline significantly.

Our stock price has been volatile in the past and is likely to continue to be volatile.

The market price of our common stock has been volatile in the past and is likely to continue to be volatile. In addition, the securities markets in general, and Internet stocks in particular, have experienced significant price volatility and accordingly the trading price of our common stock is likely to be affected by this activity. In addition, to the extent we issue stock to reduce our debt and deleverage the Company, our stock price may fluctuate as a result of the increased number of shares of our common stock outstanding in the market.

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

If we do not maintain specific financial ratios and comply with covenants in the credit agreement, the banks could require repayment of amounts previously drawn down and we do not currently have sufficient cash reserves to repay such amounts. See risk factor entitled “If we are unable to comply with the restrictive covenants, in our credit agreements our ability to continue as a going concern will be adversely affected”.

We have a history of losses and we anticipate our losses will continue in the future.

As an early-stage company, we have experienced significant operating losses since inception. As of June 30, 2002, we had cumulative net losses of $368.3 million and cumulative cash used in operating activities of $173.5 million since inception. We expect to incur significant losses on a quarterly and annual basis in the foreseeable future. Our failure to significantly increase revenues will result in increased losses. Our revenues are dependent on our ability to continue selling our existing services and our ability to sell new service offerings to both new and existing customers.

We may continue to have customer concentration and the loss of, or decline in business from, our key customers would result in a significant decline in our revenues.

To date, we have relied upon a small number of customers for a majority of our revenue. For the six months ended June 30, 2002, our single largest customer, IBM, represented 20% of total revenues, and our top 5 customers, excluding equipment sales, represented 38% of our total revenues. Some of our customers have filed voluntary petitions for relief under the Bankruptcy Code, such as Metromedia Fiber Network, Global Crossing, Teleglobe and Worldcom. The difficulties of these customers have adversely affected our operating results; however, these customers continue to provide services in our IBX hubs. For the six months ended June 30, 2002, sales to customers that have filed for bankruptcy or that otherwise went out of business totaled approximately 16.7% of total revenues. We expect that we will continue to rely upon a limited number of customers for a significant percentage of our revenue. As a result of this concentration, a loss of, or decrease in business from, one or more of our large customers could have a material and adverse effect on our results of operations and would result in a significant decline in our revenues. To the extent the loss of, or decline in business from, our customers’ results in decreased revenues, we may not be able to comply with certain covenants in our credit agreement.

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

Our business is subject to the effects of general economic conditions in the United States and globally, and in particular, market conditions in the telecommunications and Internet infrastructure services industries. Due to the inability to obtain additional financing and the condition of the economy in general, certain companies in the Internet infrastructure services and telecommunications industries, including some of our customers and our customer’s customers, have experienced significant business difficulties. The difficulties of these customers and these customer’s customers have materially and adversely affected our operating results. If our customers and our customer’s customers continue to experience business difficulties or cease operations, such as Excite@Home, ICG Communications, NorthPoint Communications, Global Crossing, Metromedia Fiber Network, Teleglobe and Worldcom, if the economic conditions in the United States and globally do not improve or if we experience a worsening in the global economic slowdown, our operating results will be adversely affected.

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

We depend on a number of third parties to provide Internet connectivity to our IBX hubs; if connectivity is interrupted or terminated, our operating results and cash flow will be adversely affected.

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

The construction required to connect multiple carrier facilities to our IBX hubs is complex and involves factors outside of our control, including regulatory processes and the availability of construction resources. For example, in the past carriers have experienced delays in connecting to our facilities due to some of these factors. If the establishment of highly diverse Internet connectivity to our IBX hubs does not occur or is materially delayed or is discontinued, our operating results and cash flow will be adversely affected. Further, many carriers are experiencing business difficulties. As a result, some carriers may be forced to terminate connectivity within our IBX hubs. For example, on January 16, 2001, NorthPoint Communications, a carrier in one of our IBX hubs, announced that it filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, NorthPoint terminated connectivity in our IBX hubs after its assets were sold. In addition, Worldcom, a significant carrier within our IBX hubs, has also recently filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. During the quarter ended September 30, 2001, putative shareholder class action lawsuits were filed against the Company, certain of its officers and directors, and several investment banks that were underwriters of the Company’s initial public offering. The suits allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. The defense of this litigation may increase our expenses and divert our management’s attention and resources. An adverse outcome in this litigation could seriously harm our business and results of operations. In addition, we may, in the future, be subject to other securities class action or similar litigation.

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

An immediate 10% increase or decrease in current interest rates would furthermore not have a material impact to our debt obligations due to the fixed nature of our long-term debt obligations, except for the interest expense associated with our Amended and Restated Senior Secured Credit Facility, which bears interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR. As of June 30, 2002, the Amended and Restated Senior Secured Credit Facility had an effective interest rate of 6.87%. The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but does not impact earnings or cash flows of the Company.

The fair market value of our Senior Notes is based on quoted market prices. The estimated fair value of our Senior Notes as of June 30, 2002 is approximately $26.5 million.

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

Item 2.     Changes in Securities and Use of Proceeds.

(a)  Modification of Constituent Instruments.

None.

(b)  Change in Rights.

None.

(c)  Issuance of Securities.

During the quarter ended June 30, 2002, we issued and sold the following securities:

1.  In April 2002, we issued 6,650,000 shares of the Company’s common stock and some cash in exchange for the retirement of $17.3 million of our 13% senior notes due in 2007. The issuance of these shares was deemed to be exempt from registration under Section 3(a)(9) of the Securities Act.

2.  In April 2002, we issued a warrant to purchase 1,150,000 shares of the Company’s common stock with an exercise price of $0.01 per share to A.A.A. Aktiengesellschaft Allgemeine Anlagenverwaltung vorm. Seilwolff AG von 1890 in connection with a Lease Exit Agreement dated April 26, 2002 between A.A.A. Aktiengesellschaft Allgemeine Anlagenverwaltung vorm. Seilwolff AG von 1890 and ourselves. The issuance of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. In addition, the recipient of securities in this transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof. The recipient had adequate access, through its relationship with us, to information about us.

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

Item 3.     Defaults Upon Senior Securities.

As of June 30, 2002, we were in default on certain provisions of the Amended and Restated Senior Secured Credit Facility, under which the Company owed $105.0 million. The Amended and Restated Senior Secured Credit Facility contained covenants requiring us to maintain specific financial ratios and comply with quarterly, and in some circumstances, monthly covenants requiring us to achieve specific revenue targets, maintain minimum cash balances and limit our EBITDA losses. As of June 30, 2002, we were not in compliance with certain provisions, including the revenue covenant, of the Amended and Restated Senior Secured Credit Facility. However, in August 2002, the Company successfully completed the further renegotiation of the Amended and Restated Senior Secured Credit Facility. The most significant terms and conditions of the First Amendment to the Amended and Restated Senior Secured Credit Facility are as follows:

•
The Company was granted a full waiver for the covenants that were not in compliance as of June 30, 2002. In addition, the amendment reset the minimum revenue and maximum EBITDA loss covenants through September 30, 2002 and reset the minimum cash balance covenant for the term of the loan.

•
The Company agreed to repay $5.0 million of the currently outstanding $105.0 million as of June 30, 2002. This amount was repaid in August 2002. In addition, the remaining $20.0 million available for borrowing under the Amended and Restated Senior Secured Credit Facility was permanently eliminated, reducing the total borrowings under the First Amendment to the Amended and Restated Senior Secured Credit Facility to $100.0 million.

•
The Company must convert at least $100.0 million of Senior Notes into common stock or convertible debt on or before November 8, 2002 (the “Senior Note Conversion”) on terms satisfactory to the syndicated lenders. The Company may not use cash to retire any Senior Notes or pay any accrued and unpaid interest on Senior Notes going forward. To the extent the Company uses cash to retire any Senior Notes or pays interest on Senior Notes, the Company must simultaneously prepay the remaining outstanding amount under the First Amendment to the Amended and Restated Senior Secured Credit Facility in an amount equal to such payment made with respect to the Senior Notes. As discussed above, the Company has commenced discussions with a number of holders of Senior Notes and has received preliminary indications that the holders are willing to effect such a transaction consensually in the near term.

The Company does not currently have sufficient cash reserves or alternate financing available to repay the amount outstanding under this facility ($105.0 million as of June 30, 2002; $100.0 million as of the date of the new amendment). If the Company is unable to complete the Senior Note Conversion by November 8, 2002, the Company will again be in breach of the covenants contained in the First Amendment to the Amended and Restated Senior Secured Credit Facility (see “Liquidity and Capital Resources”).

Item 4.     Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held on June 7, 2002 in Mountain View, California. The table below presents the voting results of election of our Board of Directors:

	Affirmative Votes	Negative Votes	Votes Withheld	Broker’s Non-Votes
Albert M. Avery IV	71,784,261	—	2,030,290	—
Peter F. Van Camp	71,907,167	—	1,907,384	—
Scott Kriens	73,646,202	—	168,349	—
Andrew S. Rachleff	73,644,962	—	169,589	—
Michelangelo Volpi	73,654,802	—	159,749	—

The stockholders also approved the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2002. The table below presents the voting results:

	Affirmative Votes	Negative Votes	Votes Withheld	Broker’s Non-Votes
Ratification of independent accountants	73,488,807	187,999	137,745	—

Item 5.     Other Information.

Effective June 7, 2002, John G. Taysom resigned from our Board of Directors and all subcommittees thereof.

On May 16, 2002, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq’s continued listing requirements because the minimum closing bid price of our common stock had remained below $1.00 for 30 consecutive trading days. The letter further stated that the closing bid price of our common stock must be at least $1.00 per share for ten consecutive trading days during the 90-day period subsequent to May 16, 2002, or Nasdaq will delist our common stock from trading on the Nasdaq National Market on or about August 14, 2002. We expect to receive notice from Nasdaq that the failure of our common stock to maintain Nasdaq’s minimum closing bid price requirement of $1.00 has continued beyond the 90-day probationary period allowed under the Nasdaq National Marketplace Rules and, therefore, our common stock may be delisted. We intend to appeal any such delisting decision, and the delisting could be stayed pending a hearing before the Nasdaq Qualifications Panel. If our common stock is delisted, it would seriously limit the liquidity of our common stock, limit our ability to convert outstanding debt to equity or other convertible securities and limit our potential to raise future capital through the sale of our common stock, all of which could seriously harm our business. See “Other Factors Affecting Operating Results” including the risk factor entitled “Failure to comply with Nasdaq’s listing standards could result in our delisting by Nasdaq from the Nasdaq National Market and severely limit the liquidity of our common stock”.

Item 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.

3.2*	Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2**	Form of Registrant’s Common Stock certificate.

4.6*	Common Stock Registration Rights Agreement (See Exhibit 10.3).

4.9*	Amended and Restated Investors’ Rights Agreement (See Exhibit 10.6).

10.1*	Indenture, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as trustee).

10.2*	Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).

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

10.8*	The Registrant’s 1998 Stock Option Plan.

10.9*+	Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.

10.10*+	Lease Agreement with Market Halsey Urban Renewal, LLC, dated as of May 3, 1999.

10.11*+	Lease Agreement with Laing Beaumeade, dated as of November 18, 1998.

10.12*+	Lease Agreement with Rose Ventures II, Inc., dated as of June 10, 1999.

10.13*+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 8, 1999.

10.14*+	First Amendment to Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of October 28, 1999.

10.15*+	Lease Agreement with Nexcomm Asset Acquisition I, L.P., dated as of January 21, 2000.

10.16*+	Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of December 15, 1999.

10.17*	Lease Agreement with ARE-2425/2400/2450 Garcia Bayshore LLC, dated as of January 28, 2000.

10.19*+	Master Agreement for Program Management, Site Identification and Evaluation, Engineering and Construction Services between Equinix, Inc. and Bechtel Corporation, dated November 3, 1999.

10.20*+	Agreement between Equinix, Inc. and WorldCom, Inc., dated November 16, 1999.

10.21*	Customer Agreement between Equinix, Inc. and WorldCom, Inc., dated November 16, 1999.

10.22*+	Lease Agreement with GIP Airport B.V., dated as of April 28, 2000.

10.23*	Purchase Agreement between International Business Machines Corporation and Equinix, Inc. dated May 23, 2000.

10.24**	2000 Equity Incentive Plan.

10.25**	2000 Director Option Plan.

10.26**	2000 Employee Stock Purchase Plan.

10.27**	Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000.

10.28***+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of July 1, 2000.

10.29***+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of May 1, 2000.

10.30***+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street

Exhibit Number	Description of Document

Associates, Inc., dated as of August 24, 2000.

10.31***+	Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24, 2000.

10.32***+	Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of August 7, 2000.

10.33***+	Lease Agreement with Quattrocento Limited, dated as of June 1, 2000.

10.34***	Lease Agreement with ARE-2425/2400/2450 Garcia Bayshore, LLC, dated as of March 20, 2000.

10.35***	First Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of October 11, 2000.

10.37****+	Lease Agreement with Quattrocentro Limited, dated as of June 9, 2000.

10.38****+	Lease Agreement with Compagnie des Entrepots et Magasins Generaux de Paris, dated as of July 18, 2000.

10.39****+	Second Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of December 22, 2000.

10.40****	Third Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of March 8, 2001.

10.41*****+
Fourth Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, acting in partnership under the name Naxos-Union Grundstucksverwaltungsgesellschaft GbR, dated as of July 3, 2001.

10.42*****+	First Amendment to Deed of Lease with TrizecHahn Beaumeade Technology Center LLC, dated as of March 22, 2001.

10.43*****+	First Lease Amendment Agreement with Market Halsey Urban Renewal, LLC, dated as of May 23, 2001.

10.44*****+	First Amendment to Lease with Nexcomm Asset Acquisition I, L.P., dated as of April 18, 2000.

10.45*****+	Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of December 18, 2000.

10.46******	First Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 26, 2001.

10.47******	Amended and Restated Credit and Guaranty Agreement, dated as of September 30, 2001.

10.48******	2001 Supplemental Stock Plan.

10.49*******	Deed Terminating a Commercial Lease with Compagnie des Entrepots et Magasins Generaux de Paris, dated as of September 7, 2001.

10.50	Agreement terminating the Lease Agreement with Naxos Schmirdelwork Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of April 26, 2002.

10.51	Agreement to Surrender of a Lease Agreement by and between Equinix UK Limited and Quattrocentro Limited, dated as of February 27, 2002.

10.52
Termination Agreement by and among Equinix, Inc. and Deka Immobilien Investment GMBH, successor in title to GIP Airport B.V., dated as of February 18, 2002, terminating the Lease Agreement with GIP Airport B.V., dated as of April 28, 2000.

10.53	Second Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of May 20, 2002.

10.54+	Amended and Restated Master Service Agreement by and between International Business Machines Corporation and Equinix, Inc., dated as of May 1, 2002.

10.55	Agreement for Termination of Lease and Voluntary Surrender of Premises by and between ARE-2425/2400/2450 Garcia Bayshore LLC and Equinix Operating Co., Inc., dated as of July 12, 2002.

16.1*	Letter regarding change in certifying accountant.

21.1****	Subsidiaries of Equinix.

99.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-93749).
**	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement in Form S-1 (Commission File No. 333-39752).
***	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
****	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
*****	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
******	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
*******	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
+
Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

(b)  Reports on Form 8-K.

On June 12, 2002, the Company filed a Current Report on Form 8-K to report the retirement of approximately $10.0 million of its 13% senior notes due in 2007, and to report the filing of a preliminary proxy statement that seeks shareholder approval to issue up to an additional 15,000,000 shares of its common stock.

EQUINIX, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.

By:	/s/ RENEE F. LANAM
Renee F. Lanam Chief Financial Officer, General Counsel and Secretary

/s/ KEITH D. TAYLOR
Keith D. Taylor Vice President, Finance (Principal Financial and Accounting Officer)

Date:  August 14, 2002