Form 10-Q
period 2002-09-30
EQUINIX INC
filed 2002-11-08
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

The number of shares outstanding of the Registrant’s Common Stock as of September 30, 2002 was 98,892,711.

EQUINIX, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

EQUINIX, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,310	$58,831
Short-term investments	2,312	28,890
Accounts receivable, net	6,721	6,909
Current portion of restricted cash and short-term investments	47	47
Prepaids and other current assets	10,881	8,541

Total current assets	29,271	103,218
Property and equipment, net	386,699	325,226
Construction in progress	—	103,691
Restricted cash and short-term investments, less current portion	1,517	27,997
Debt issuance costs, net	8,695	11,333
Other assets	2,136	3,589

Total assets	$428,318	$575,054

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,862	$17,499
Accrued construction costs	—	34,650
Accrued interest payable	6,381	2,167
Current portion of debt facilities and capital lease obligations	5,562	7,206
Current portion of senior secured credit facility	100,000	—
Other current liabilities	3,397	1,807

Total current liabilities	125,202	63,329
Debt facilities and capital lease obligations, less current portion	3,192	6,344
Senior secured credit facility, less current portion	—	105,000
Senior notes	139,303	187,882
Other liabilities	12,755	8,978

Total liabilities	280,452	371,533

Stockholders’ equity:
Common stock	99	80
Additional paid-in capital	563,819	544,343
Deferred stock-based compensation	(4,244)	(11,022)
Accumulated other comprehensive income	546	135
Accumulated deficit	(412,354)	(330,015)

Total stockholders’ equity	147,866	203,521

Total liabilities and stockholders’ equity	$428,318	$575,054

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited)
Revenues	$20,187	$17,178	$58,385	$45,948

Costs and operating expenses:
Cost of revenues (includes stock-based compensation of $49, $19, $216 and $412 for the three and nine months ended September 30, 2002 and 2001, respectively)	26,217	24,597	78,599	74,593
Sales and marketing (includes stock-based compensation of $218, $496, $802 and $2,344 for the three and nine months ended September 30, 2002 and 2001, respectively)	2,888	3,982	12,168	13,274
General and administrative (includes stock-based compensation of $1,225, $2,384, $4,622 and $13,285 for the three and nine months ended September 30, 2002 and 2001, respectively)	8,159	12,621	22,735	47,013
Restructuring charges	19,010	48,565	28,960	48,565

Total costs and operating expenses	56,274	89,765	142,462	183,445

Loss from operations	(36,087)	(72,587)	(84,077)	(137,497)
Interest income	179	2,318	961	9,477
Interest expense	(8,180)	(11,305)	(26,411)	(32,948)
Gain on debt extinguishment	—	—	27,188	—

Net loss	$(44,088)	$(81,574)	$(82,339)	$(160,968)

Net loss per share:
Basic and diluted	$(0.44)	$(1.03)	$(0.88)	$(2.07)

Weighted average shares	100,509	79,058	93,687	77,843

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2002	2001
	(unaudited)
Cash flows from operating activities:
Net loss	$(82,339)	$(160,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	39,499	36,444
Amortization of deferred stock-based compensation	5,640	16,041
Amortization of debt-related issuance costs and discounts	4,425	5,884
Allowance for doubtful accounts	2,338	192
Loss on disposal of property and equipment	11	—
Restructuring charges	28,960	48,565
Gain on debt extinguishment	(27,188)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,150)	(3,517)
Prepaids and other current assets	2,585	102
Other assets	1,332	(2,685)
Accounts payable and accrued expenses	(3,180)	(807)
Accrued restructuring charge	(8,869)	(574)
Accrued interest payable	4,999	8,243
Other current liabilities	1,590	533
Other liabilities	2,606	490

Net cash used in operating activities	(29,741)	(52,057)

Cash flows from investing activities:
Purchase of short-term investments	(14,662)	(150,621)
Sales and maturities of short-term investments	41,224	102,165
Purchases of property and equipment	(5,091)	(77,160)
Accrued construction costs	(28,708)	(61,843)
Purchase of restricted cash and short-term investments	(5,090)	(25,325)
Sale of restricted cash and short-term investments	5,820	20,972

Net cash used in investing activities	(6,507)	(191,812)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	537	1,877
Proceeds from issuance of debt facilities and capital lease obligations	—	8,004
Proceeds from senior secured credit facility	—	150,000
Debt issuance costs	(425)	(522)
Debt extinguishment costs	(1,100)	—
Repayment of debt facilities and capital lease obligations	(5,201)	(4,207)
Repayment of senior secured credit facility	(5,000)	—
Repayment of senior notes	(2,511)	—
Repurchase of common stock	—	(18)

Net cash provided by (used in) financing activities	(13,700)	155,134

Effect of foreign currency exchange rates on cash and cash equivalents	427	(1,387)
Net decrease in cash and cash equivalents	(49,521)	(90,122)
Cash and cash equivalents at beginning of period	58,831	174,773

Cash and cash equivalents at end of period	$9,310	$84,651

Supplemental cash flow information:
Cash paid for interest	$18,563	$19,487

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. (“Equinix” or the “Company”) and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods presented. The balance sheet at December 31, 2001 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Equinix’s Form 10-K as filed with the SEC on March 25, 2002. The Company’s Report of Independent Accountants and Footnote 1 in the Company’s Form 10-K filed with the SEC on March 25, 2002, were updated to include a going concern opinion in conjunction with the preliminary proxy statement filed with the SEC on June 12, 2002. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since its inception, the Company has been successful in completing several rounds of financing. During the same period, the Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the year ended December 31, 2001, the Company incurred a loss from operations of $155.3 million and negative cash flows from operations of $68.9 million. For the nine months ended September 30, 2002, the Company incurred a loss from operations of $84.1 million and negative cash flows from operations of $29.7 million. As of September 30, 2002, the Company had an accumulated deficit of $412.4 million.

During the first half of 2002, the Company retired $52.8 million of Senior Notes in exchange for approximately 16.0 million shares of common stock and approximately $2.5 million of cash (see Note 7). As of September 30, 2002, a total of $147.2 million of Senior Note principal remains outstanding.

In October 2002, the Company entered into definitive agreements to purchase all of the issued and outstanding stock of i-STT Pte Ltd (“i-STT”), a wholly-owned Internet infrastructure services subsidiary of Singapore Technologies Telemedia Pte Ltd (“STT”) in exchange for $10,000 and approximately 93.7 million shares of common and preferred stock representing approximately 27.5% of the modified fully diluted share amount at closing, and Pihana Pacific, Inc. (“Pihana”), a leading provider of neutral Internet exchange data center services and managed e-infrastructure services in Asia-Pacific, in exchange for $10,000 and approximately 76.6 million shares of common stock, or approximately 22.5% of the modified fully diluted share amount (the “Combination”). As part of the agreement, the Company will not assume options to purchase common stock in either i-STT or Pihana; however, the Company will issue warrants to Pihana warrantholders whereby these warrantholders will be entitled to acquire shares of the Company on the same terms and conditions as previously defined in the Pihana warrant agreement. The number of shares to be issued is subject to adjustment based on working capital balance of both Equinix and i-STT and the amount of cash Pihana has at the time of closing. The merged company will continue to operate under the Equinix name and management. The Company anticipates completing the proposed transaction with STT and Pihana by the end of the year.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In order to provide cash to fund the combined operations and to retire and restructure a portion of Equinix’s outstanding debt, the Company will raise additional capital at the closing. At the closing, the Company will sell a minimum of $30,000,000 and a maximum of $40,000,000 of convertible secured notes to STT Communications Ltd (“STT Communications”), another wholly-owned subsidiary of STT, and possibly other investors. The convertible secured notes will be convertible into shares of common stock and shares of the Company’s Series A preferred stock at a price of approximately $0.34 per share, which represents a 10% premium over the 30 trading day average closing price of the Company’s common stock ending five days prior to signing the combination agreement. Each convertible secured note issued to STT Communications will be convertible into shares of the Company’s Series A preferred stock or shares of the Company’s Series A-1 preferred stock and will accrue interest at the rate of 14% per annum. All convertible secured notes issued to other investors will be convertible into shares of common stock and accrue interest at the rate of 10% per annum. All interest on the convertible secured notes will be paid in the form of additional notes of the same series. All of the convertible secured notes will mature in November 2007.

Until the second anniversary of the closing, STT Communications will be subject to restrictions on the amount of the Company’s voting securities that it may beneficially own. Under the securities purchase agreement, STT Communications may not convert its convertible secured notes or the warrants received in connection with the purchase of such notes into series A preferred stock or common stock, but instead must convert or exercise into shares of our series A-1 preferred stock, if as a result of such conversion, STT Communications and its affiliates would hold more than 40% of the Company’s outstanding voting stock.

The convertible secured notes issued to STT Communications will be collateralized by a first priority lien on all of i-STT’s assets and the assets of Pihana’s Singapore subsidiary. All of the convertible secured notes will be secured by a second priority lien on substantially all of the Company’s other assets.

As additional consideration for the convertible secured notes, a warrant to purchase approximately 8.25% of the outstanding shares of the combined company will be issued to the purchasers of these notes. Warrants issued to STT Communications will be exercisable for shares of the Company’s Series A preferred stock or shares of the Company’s Series A-1 preferred stock depending on whether STT Communications would exceed the 40% voting stock threshold described above. All other warrants will be exercisable for shares of the Company’s common stock. Each warrant will initially be exercisable for $0.01 per share. The Company has considered the guidance in EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and has determined that the convertible secured notes contain a beneficial conversion feature. Both the warrants and the beneficial conversion feature will be treated as a discount to the convertible notes and will be amortized using the effective interest rate method to interest expense over the term of the convertible notes. In addition, the additional notes issued as settlement for the accrued interest on the convertible notes will also have a beneficial conversion feature which will result in an incremental charge to the Company’s interest expense over the term of the notes.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition and at the closing, the Company will issue cash trigger warrants to the purchasers of the convertible secured notes. The holders of the cash trigger warrants will have the right, but not the obligation, to purchase shares of common stock or non-voting series A-1 preferred stock. The cash trigger warrants will become exercisable upon a default in our minimum cash covenant under our Senior Secured Credit Facility or failure by Equinix to make principal and interest payments on amounts outstanding under our credit facility when due. The maximum value of shares that may be purchased under the cash trigger warrants is $30,000,000. The maximum value of shares that may be purchased upon any one exercise of the cash trigger warrants is equal to the amount of (i) any shortage of cash under our cash covenant or any missed principal and interest payment, plus (ii) $5,000,000. Cash trigger warrants, with a maximum value up to $10,000,000, will be issued to STT Communications and those warrants will have an exercise price which is the lesser of (a) the price shares are valued in the Combination or (b) 90% of the then current market value of shares of the Company’s common stock. Cash trigger warrants, with a maximum value up to $20,000,000, will be issued with an exercise price of 90% of the then current market value of shares of the Company’s common stock. The per share exercise price of the cash trigger warrants will be adjusted to mitigate or prevent dilution if fundamental changes occur to the Company’s common stock, dividends are declared on the Company’s common stock or the Company issues, or contracts to issue, shares of the Company’s common stock at a price per share below the price of shares valued in the Combination.

As a condition to closing the Combination and financing transactions, the Company is required to substantially reduce its outstanding debt so that no more than $22,300,000 of the Senior Notes are outstanding at closing. As a result, in connection with the Combination and financing, Equinix will make an offer to exchange cash and shares of common stock for all of the outstanding Senior Notes. For each $1,000 in principal amount of Senior Notes exchanged, a noteholder will receive cash and shares of common stock based on the following aggregate amounts of Senior Notes exchanged:

Amount Exchanged	Cash Consideration	Stock Consideration*
equal to or greater than $115.0 million but less than $125.0 million	$130	Approximately 472-513 shares

equal to or greater than $125.0 million but less than $132.5 million	$140	Approximately 394-417 shares

equal to or greater than $132.5 million but less than $140.0 million	$150	Approximately 326-345 shares

equal to or greater than $140.0 million but less than $147.2 million	$160	Approximately 268-282 shares

equal to $147.2 million	$170	Approximately 229 shares

*
The number of shares issued per $1,000 in principal amount of Senior Notes is dependent on the principal amount of Senior Notes exchanged within each range. For instance, if $115.0 million of the Senior Notes are exchanged, approximately 513 shares of common stock will be issued per $1,000 in principal amount of Senior Notes. If $125.0 million of the Senior Notes are exchanged, approximately 472 shares of common stock will be issued per $1,000 in principal amount of Senior Notes. Amounts exchanged between $115.0 million and $125.0 million will result in a sliding scale of common shares issued of between 513 and 472 shares. The shares shown assume we issue $30.0 million of convertible secured notes and related warrants in the financing. The stock consideration received in the exchange will be calculated in terms of percentage of outstanding shares; accordingly, the share amounts set forth above are for illustrative purposes only.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company currently has offers to exchange outstanding Senior Notes from the holders of $103.7 million of the Company’s Senior Notes. Management expects to recognize a substantial gain in the period that such debt is extinguished.

In October 2001, the Company entered into the Amended and Restated Senior Secured Credit Facility. The Amended and Restated Senior Secured Credit Facility contains numerous financial covenants including achieving specified revenue targets at levels significantly above historical revenues, achieving certain EBITDA targets, maintaining minimum cash balances and limiting the amount of capital expenditures. As of June 30, 2002, the Company was not in full compliance with all of the financial covenants associated with the Amended and Restated Senior Secured Credit Facility. However, in August 2002, the Company entered into the First Amendment to the Amended and Restated Senior Secured Credit Facility (see Note 7).

In connection with the proposed transaction with STT and Pihana, the Company has entered into discussions with its senior lenders on the principal terms for a further amendment to the First Amendment to the Amended and Restated Senior Secured Credit Facility and such lenders have agreed to recommend the terms of a further amendment to their committees. The most significant terms and conditions of the proposed amendment are:

•	The Company will be granted a full waiver of previous covenant breaches and will be granted consent to use a minimum of $15.0 million of cash to retire its Senior Notes.

•	Future revenue and EBITDA covenants will be eliminated and the remaining covenants and ratios will be reset consistent with the performance of the combined Company for the remaining term of the loan.

•	The Company will permanently repay $7.5 million of the currently outstanding $100.0 million.

•
The amortization schedule for the Senior Secured Credit Facility will be amended such that the minimum amortization due in 2002-2004 will be significantly reduced and some amortization will be extended to 2006.

In November 2002, the lenders agreed to waive certain conditions of the First Amendment to the Amended and Restated Senior Secured Credit Facility (the “November 2002 Waiver”). The most significant terms and conditions of the November 2002 Waiver are as follows:

•	The Company was granted a waiver to reset the minimum revenue and maximum EBITDA loss covenants through December 31, 2002 and the minimum cash balance covenant through March 31, 2003.

•
The Company was granted a waiver, subject to certain conditions, of an event of default created by a minimum cash covenant default and a payment default, if any, in existence pursuant to the Wells Fargo Loan (see Note 7).

•	The Company was granted a waiver of the covenant requiring the Company to convert $100.0 million of Senior Notes by November 8, 2002.

•
The Company was granted a waiver, subject to certain conditions, of a default or an event of default created by a failure by the Company to make the interest payment due on the Senior Notes in December 2002.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The November 2002 Waiver expires upon the earlier of the closing of the Second Amendment to the Amended and Restated Senior Secured Credit Facility, the termination of the Combination, or December 31, 2002, provided that if the sole reason the Combination has not closed by that date is as a result of pending regulatory and related approvals the date may be extended for up to three successive 30 day periods, but such date shall not be extended past March 31, 2003. If the November 2002 Waiver expires and we have not closed the Second Amendment to the Amended and Restated Senior Secured Credit Facility, we will be in default under the terms of the First Amendment to the Amended and Restated Senior Secured Credit Facility and the lenders may require us to repay all amounts outstanding under the credit facility.

The Company currently anticipates that a final amendment will be put in place prior to the closing of the proposed transaction. This amendment will be subject to the closing of the proposed transaction with STT and Pihana.

The Company does not currently have sufficient cash reserves or alternate financing available to repay the $100,000,000 outstanding under the First Amendment to the Amended and Restated Senior Secured Credit Facility. If the Company is unable to complete the proposed transaction with STT and Pihana, the Company will again be in breach of the covenants contained in the First Amendment to the Amended and Restated Senior Secured Credit Facility. Because the Company cannot be certain that it will complete the proposed transaction with STT and Pihana or that it will obtain a final amendment from its senior lenders, the Company has classified the full amount outstanding under the First Amendment to the Amended and Restated Senior Secured Credit Facility of $100,000,000 as a current debt obligation on the accompanying balance sheet as of September 30, 2002.

Assuming the Company is able to complete the Combination, the financing and the senior note exchange and comply with future covenants in its credit facility, the Company anticipates that its existing cash, and cash flow generated from its IBX hubs will be sufficient to meet the working capital, debt service and corporate overhead requirements associated with its operations for the next 12 months. However, there can be no assurances that the Company will be able to complete the combination, the financing and the senior note exchange and comply with future covenants in its credit facility. In addition, in the event the Company is unable to complete the combination, the financing and the senior note exchange, it will most likely seek bankruptcy protection. The potential for a future covenant breach and the resultant acceleration of the outstanding borrowings in the current financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might arise should the Company be unable to continue as a going concern.

Revenue Recognition

Equinix derives its revenues from (1) recurring revenue streams, such as from the leasing of cabinet space, power and interconnection services and (2) non-recurring revenue streams, such as from the recognized portion of deferred installation revenues, professional services and resale of equipment and bandwidth. Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to three years. Non-recurring installation fees are deferred and recognized ratably over the term of the related contract. Professional service fees are recognized in the period in which the services were provided and represent the culmination of the earnings process. Equipment sale revenues are recognized upon transfer of title and risk of loss to the customer. The Company generally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any resulting credits given to the customer.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue is recognized as service is provided when there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the receivable is reasonably assured. The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. In addition, Equinix also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for those customers from whom the Company had expected to collect the revenues. If the financial condition of Equinix’s customers were to deteriorate or if they become insolvent, resulting in an impairment of their ability to make payments, further allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and analyzes current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the Company’s reserves. During the first half of 2002, several of the Company’s customers filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, which has led to a notable increase in the amount of bad debt expense that the Company has recorded in comparison to prior periods.

In February and March 2002, the Company entered into arrangements with numerous vendors to resell equipment and bandwidth, including two related parties (see Note 10). The Company began to offer such services in an effort to provide its customers a more fully-integrated services solution. Under the terms of the reseller agreements, the Company will sell the vendors’ services or products to its customers and the Company will contract with the vendor to provide the related services or products. The Company recognizes revenue from such arrangements on a gross basis in accordance with Emerging Issue Task Force Issue No. 99-19, Recording Revenue as a Principal versus Net as an Agent. The Company acts as the principal in the transaction as the Company’s customer services agreement identifies the Company as the party responsible for the fulfillment of product or services to the Company’s customers and has full pricing discretion. In the case of products sold under such arrangements, the Company takes title to the products and bears the inventory risk until the title and risk of loss transfers to the customer. The Company has credit risk, as it is responsible for collecting the sales price from a customer, but must pay the amount owed to its suppliers after the suppliers perform, regardless of whether the sales price is fully collected. In addition, the Company will often determine the required equipment configuration and recommend bandwidth providers from numerous potential suppliers. For the three and nine months ended September 30, 2002, the Company recognized revenue of $190,000 and $2,936,000, respectively, associated with these equipment reseller agreements. The Company does not expect to enter into significant equipment resales in the future.

2.    Restricted Cash and Short-Term Investments

In January 2002, a wholly-owned subsidiary of the Company posted a $5,090,000 letter of credit related to a payment agreement entered into by the Company, its wholly-owed subsidiary and Bechtel Corporation (“Bechtel”), the Company’s primary contractor, in December 2001, which was amended in March 2002 (the “Payment Agreement”). The Payment Agreement outlined a payment plan regarding the remaining payable to Bechtel for the Company’s recently completed IBX hub in the New York metropolitan area. As payments were made to Bechtel, a portion of this letter of credit was released. The final payment to Bechtel under this agreement was made in May 2002 and the remaining balance in this letter of credit was released.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the quarter ended June 30, 2002, the Company recorded a restructuring charge as part of its exit from unnecessary U.S. IBX expansion and headquarter office space. Part of this restructuring charge included the write-off of $750,000 for two letters of credit related to one of these U.S. leaseholds (see Note 14). During the quarter ended September 30, 2002, the Company recorded an additional restructuring charge to reflect the write-off of $19,010,000 for letters of credit related to the exercise of the Company’s option to elect to permanently exclude approximately 40 acres from the iStar Lease. The remaining $5,990,000 in letters of credit associated with the iStar Lease was reclassified as prepaid rent (see Note 9).

3.    Accounts Receivable

Accounts receivables, net, consisted of the following (in thousands):

	September 30, 2002	December 31, 2001
	(unaudited)
Accounts receivable	$12,240	$12,868
Unearned revenue	(5,088)	(5,578)
Allowance for doubtful accounts	(431)	(381)

	$6,721	$6,909

4.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2002	December 31, 2001
	(unaudited)
Leasehold improvements	$377,757	$285,090
IBX plant and machinery	54,221	54,194
Computer equipment and software	15,308	11,306
IBX equipment	32,319	28,704
Furniture and fixtures	2,342	2,533

	481,947	381,827
Less accumulated depreciation	(95,248)	(56,601)

	$386,699	$325,226

Leasehold improvements, certain computer equipment, IBX plant and machinery, software and furniture and fixtures recorded under capital leases aggregated to $5,779,000 at both September 30, 2002 and December 31, 2001. Amortization on the assets recorded under capital leases is included in depreciation expense.

Included within leasehold improvements is the value attributed to several warrants issued to certain fiber carriers and a contractor totaling $9,883,000 and $8,105,000 as of September 30, 2002 and December 31, 2001, respectively. Amortization on such warrants is included in depreciation expense.

During the quarter ended June 30, 2002, the Company recorded a restructuring charge as part of its exit from unnecessary U.S. IBX expansion and headquarter office space. Part of this restructuring charge included the write-off of $2,585,000 in property and equipment located in such leaseholds (see Note 14).

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Construction in Progress

Construction in progress includes direct and indirect expenditures for the construction of IBX hubs and is stated at original cost. The Company has contracted out substantially all of the construction of the IBX hubs to independent contractors under construction contracts. Construction in progress includes certain costs incurred under a construction contract, including project management services, site identification and evaluation services, engineering and schematic design services, design development and construction services and other construction-related fees and services. In addition, the Company has capitalized certain interest costs during the construction phase. Once an IBX hub becomes operational, these capitalized costs are transferred to property and equipment and are depreciated at the appropriate rate consistent with the estimated useful life of the underlying asset.

Interest incurred is capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Costs. There was no interest capitalized during the three and nine months ended September 30, 2002. Total interest cost incurred and total interest capitalized during the three and nine months ended September 30, 2001, was $11,808,000 and $503,000 and $34,121,000 and $1,173,000, respectively.

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

6.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2002	December 31, 2001
	(unaudited)
Accounts payable	$3,163	$4,638
Accrued restructuring charges	1,644	6,390
Accrued compensation and benefits	1,354	2,934
Accrued taxes	1,378	1,296
Accrued utility and security costs	680	602
Accrued professional fees	475	565
Accrued leasehold operating costs	409	—
Accrued other	759	1,074

	$9,862	$17,499

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of September 30, 2002, a total of $147,249,000 of Senior Note principal remains outstanding. The amount of Senior Notes, net of unamortized discount, is $139,303,000 as of September 30, 2002. No Senior Notes were retired during the quarter ended September 30, 2002.

Senior Secured Credit Facility

As of June 30, 2002, the Company was not in compliance with certain provisions, including the revenue covenant, of the Amended and Restated Senior Secured Credit Facility.

In August 2002, the Company further amended the Amended and Restated Senior Secured Credit Facility as a result of not being in full compliance with all covenants as of June 30, 2002 (the “First Amendment to the Amended and Restated Senior Secured Credit Facility”). The most significant terms and conditions of the First Amendment to the Amended and Restated Senior Secured Credit Facility are as follows:

•
The Company was granted a full waiver for the covenants that were not in compliance as of June 30, 2002. In addition, the amendment reset the minimum revenue and cash balance and maximum EBITDA loss covenants through September 30, 2002.

•
The Company agreed to repay $5,000,000 of the then outstanding balance of $105,000,000 as of June 30, 2002, which was designated as a tranche B term loan. This amount was repaid in August 2002. In addition, the remaining $20,000,000 available for borrowing under the Amended and Restated Senior Secured Credit Facility, also designated as a tranche B term loan, was permanently eliminated. As a result, the First Amendment to the Amended and Restated Senior Secured Credit Facility reduces the credit facility to a $100,000,000 credit facility, which was designated a tranche A term loan, and which remains fully outstanding as of September 30, 2002.

•
The Company must convert at least $100,000,000 of Senior Notes into common stock or convertible debt on or before November 8, 2002. As of September 30, 2002, a total of $147,249,000 of Senior Note principal remains outstanding.

Repayment of principal under the First Amendment to the Amended and Restated Senior Secured Credit Facility begins in March 2003 with final principal payment occurring by December 2005 as follows (in thousands):

Year ending:
2003	$8,400
2004	42,000
2005	49,600

Total	$100,000

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the lenders agreed to waive certain conditions of the First Amendment to the Amended and Restated Senior Secured Credit Facility (the “November 2002 Waiver”). The most significant terms and conditions of the November 2002 Waiver are as follows:

•	The Company was granted a waiver to reset the minimum revenue and maximum EBITDA loss covenants through December 31, 2002 and the minimum cash balance covenant through March 31, 2003.

•
The Company was granted a waiver, subject to certain conditions, of an event of default created by a minimum cash covenant default and a payment default, if any, in existence pursuant to the Wells Fargo Loan (see “Wells Fargo Loan” below).

•	The Company was granted a waiver of the covenant requiring the Company to convert $100.0 million of Senior Notes by November 8, 2002.

•
The Company was granted a waiver, subject to certain conditions, of a default or an event of default created by a failure by the Company to make the interest payment due on the Senior Notes in December 2002.

The November 2002 Waiver expires upon the earlier of the closing of the Second Amendment to the Amended and Restated Senior Secured Credit Facility, the termination of the Combination, or December 31, 2002, provided that if the sole reason the Combination has not closed by that date is as a result of pending regulatory and related approvals the date may be extended for up to three successive 30 day periods, but such date shall not be extended past March 31, 2003. If the November 2002 Waiver expires and we have not closed the Second Amendment to the Amended and Restated Senior Secured Credit Facility, we will be in default under the terms of the First Amendment to the Amended and Restated Senior Secured Credit Facility and the lenders may require us to repay all amounts outstanding under the credit facility. The Company does not currently have sufficient cash reserves available to repay the amount outstanding under the loan.

In connection with the proposed transaction with STT and Pihana and the proposed Senior Note exchange as a result of the i-STT and Pihana combination, the Company has entered into discussions with its senior lenders on the principal terms for a further amendment to the First Amendment to the Amended and Restated Senior Secured Credit Facility and such lenders have agreed to recommend the terms of a further amendment to their committees (see Note 1). Because the Company cannot be certain that it will complete the proposed transaction with STT and Pihana or that it will obtain a final amendment from its senior lenders, the Company has classified the full amount outstanding under the First Amendment to the Amended and Restated Senior Secured Credit Facility of $100,000,000 as a current debt obligation on the accompanying balance sheet as of September 30, 2002.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Wells Fargo Loan

The Wells Fargo Loan requires the Company to maintain a minimum cash balance at all times. As of June 30, 2002, the Company was not in compliance with this requirement. The Company has not obtained a waiver for this requirement and the bank has rejected a discounted settlement offer. Wells Fargo has filed a lawsuit against the company seeking to force the Company to obtain a letter of credit in the full amount of the outstanding balance of the Wells Fargo Loan. As a result, the Company has reflected the full amount outstanding under this facility totaling $1,631,000 as a current obligation on the accompanying balance sheet as of September 30, 2002. In September 2002, Wells Fargo obtained a writ of attachment to secure payment of the full amount due under its facility, in the event it prevails on its claim against the Company. Wells Fargo has not yet filed its motion for summary judgment, however, it has requested, and the court has granted, a hearing date for the lender’s motion on this matter of December 19, 2002. The Company intends to file a reply to the motion for summary judgment and to defend against Wells Fargo’s lawsuit.

Heller Loan

In August 2002, the Company amended the Heller Loan to secure certain short-term cash deferment benefits (the “Heller Loan Amendment”). Under the original terms of the Heller Loan, the Company borrowed $5,000,000, which was repayable over 36 months at 13% per annum. Under the terms of the Heller Loan Amendment, the Company extended the maturity of the loan by nine months. Commencing September 2002, the Company will benefit from the reduction in monthly payments over the following 14 months, thereby deferring approximately $1,200,000 of principal payments. Commencing November 2003, the deferred principal payments will be repaid over the remaining 17 months of the loan ending March 2005. The Heller Loan Amendment has an effective interest rate of approximately 16.5% per annum. As of September 30, 2002, $3,258,000 was outstanding under the Heller Loan.

Maturities

Combined aggregate maturities for the Company’s various debt facilities and capital lease obligations, Amended and Restated Senior Secured Credit Facility and Senior Notes as of September 30, 2002 are as follows (in thousands) (unaudited):

	Debt facilities & capital lease obligations	Senior secured credit facility	Senior notes	Total
2002	$2,886	$100,000	$—	$102,886
2003	3,483	—	—	3,483
2004	2,077	—	—	2,077
2005	537	—	—	537
2006	—	—	—	—
2007	—	—	147,249	147,249

	8,983	100,000	147,249	256,232
Less amount representing unamortized discount	(229)	—	(7,946)	(8,175)

	8,754	100,000	139,303	248,057
Less current portion	(5,562)	(100,000)	—	(105,562)

	$3,192	$—	$139,303	$142,495

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

On January 31, 2002, a total of 251,517 shares were purchased under the Employee Stock Purchase Plan with total proceeds to the Company of $299,000. On July 31, 2002, a total of 282,523 shares were purchased under the Employee Stock Purchase Plan with total proceeds to the Company of $115,000.

During the quarter ended June 30, 2002, the Board of Directors granted options to employees to purchase 3,954,750 shares of common stock at a weighted average exercise price of $0.82 per share under the 2000 Equity Incentive Plan. Most of these grants were the result of an annual grant to all employees made in April 2002.

Warrants

During the six months ended June 30, 2002, certain holders of Senior Note Warrants exercised their warrants resulting in 693,192 shares of the Company’s common stock being issued. A total of 1,062,589 shares underlying these Senior Note Warrants remain outstanding as of September 30, 2002.

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

In April 2002, the Company entered into an agreement to exit its operating leasehold in Frankfurt, Germany (the “Lease Exit Agreement”). As stipulated in the Lease Exit Agreement, the Company surrendered a previously-posted letter of credit totaling approximately $1,076,000, which the Company had already fully written-off in conjunction with the restructuring charge that the Company recorded during the third quarter of 2001 (see Note 14). As also stipulated in the Lease Exit Agreement, the Company additionally agreed to (1) pay rent through May 2002, (2) pay cash settlement fees totaling approximately $1,845,000 and (3) issue the Frankfurt Warrant (see Note 8). The costs associated with terminating this leasehold were in excess of those that the Company estimated during the third quarter of 2001, and as a result, contributed to the Company taking an additional restructuring charge during the second quarter of 2002 to complete the exit of the Company’s European operations (see Note 14).

In May 2002, the Company further amended the iStar Lease to provide the Company the option to reduce its obligation under this lease arrangement by up to approximately one-half (the “Second iStar Amendment”). The Company originally entered into the iStar Lease in May 2000 and previously amended it in September 2001. The iStar Lease represents the Company’s long-term operating lease for approximately 80 acres of unimproved real property in San Jose, California. Pursuant to the terms of the Second iStar Amendment, for a one-time fee of $5,000,000, the Company has a one-year option, effective July 1, 2002, to elect to exclude from this lease anywhere from 20 to 40 acres of the unimproved real property (the “iStar Lease Option”). If the Company exercises this option, the Company will release to the landlord the $25,000,000 in letters of credit classified as restricted cash and short-term investments on the accompanying balance sheet as of December 31, 2001. The Company paid this $5,000,000 one-time fee in May 2002 and classified this payment as part of the Company’s restructuring charge during the quarter ended June 30, 2002 (see Note 14).

In July 2002, the Company finalized its agreement to exit one of its excess U.S. operating leaseholds in Mountain View, California, adjacent to the Company’s headquarters (the “Excess Headquarter Lease Termination”). As stipulated in the Excess Headquarter Lease Termination, the Company agreed to pay rent through July 2002 and to waive any rights to any remaining personal property on the premises beyond a specified date. During the quarter ended June 30, 2002, the Company wrote-off all property and equipment located in this excess office space, primarily leasehold improvements and some furniture and fixtures, totaling $1,552,000. This was included in the restructuring charge recorded in the second quarter of 2002 (see Note 14).

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2002, the Company exercised the iStar Lease Option, effective September 30, 2002, for approximately 40 acres of real property. In connection with the exercise of the iStar Lease Option, the landlord was permitted to unconditionally draw down on the $25,000,000 in letters of credit previously posted on the iStar Lease, classified as restricted cash and short-term investments on the accompanying balance sheet as of December 31, 2001. However, a portion of these letters of credit, totaling approximately $5,990,000, was recorded as prepaid rent expense. The Company has negotiated a term sheet and is currently in discussion with the landlord whereby the Company would be able to apply this prepaid rent against future lease costs, commencing October 2002, provided certain conditions are met, including completing the combination with i-STT and Pihana, obtaining additional financing, completing the Senior Note exchange and amending the Senior Secured Credit Facility, which the Company anticipates completing by year-end (see Note 16). In addition, the Company provided the landlord with other lease concessions with respect to the remaining lease. The remaining $19,010,000 in letters of credit was recorded as a restructuring charge in September 2002 (see Note 14).

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

During the quarter ended September 2002, the Company negotiated with a non-executive officer of the Company for early repayment of the last remaining officer loan totaling $900,000. A portion of the loan was forgiven to compensate the officer for related out-of-pocket costs of sale of the residence. The remaining amount, totaling $700,000, due under the loan was repaid to the Company in October 2002. No other officer or employee loans exist as of September 30, 2002.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February and March 2002, the Company entered into two agreements to resell equipment with related parties. Both related parties have executive officers that serve on the Company’s Board of Directors, and one of the related party company executive officers also serves on the board of directors of such company. In addition, one of the companies owns more than 5% of the Company’s outstanding common stock. For the three and nine months ended September 30, 2002, the Company purchased and resold equipment totaling $190,000 and $2,936,000, respectively, under these agreements. The Company does not expect to enter into significant equipment resales in the future (see Note 1).

In August 2002, the Company entered into severance agreements with certain of its executive officers. Under the terms of the agreements, the officers’ are entitled to one year’s salary, bonus and certain healthcare benefits in the event of an involuntary termination.

11.    Comprehensive Loss

The components of comprehensive loss are as follows (in thousands) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net loss	$(44,088)	$(81,574)	$(82,339)	$(160,968)
Unrealized gain (loss) on available for sale securities	4	1,554	(16)	(1,387)
Foreign currency translation gain	6	209	427	298

Comprehensive loss	$(44,078)	$(79,811)	$(81,928)	$(162,057)

There were no significant tax effects on comprehensive loss for the three and nine months ended September 30, 2002 and 2001.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Numerator:
Net loss	$(44,088)	$(81,574)	$(82,339)	$(160,968)

Historical:
Denominator:
Weighted average shares	101,030	81,656	94,609	81,149
Weighted average unvested shares subject to repurchase	(521)	(2,598)	(922)	(3,306)

Total weighted average shares	100,509	79,058	93,687	77,843

Net loss per share:
Basic and diluted	$(0.44)	$(1.03)	$(0.88)	$(2.07)

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth potential issuances of shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (unaudited):

	September 30,
	2002	2001
Common stock warrants	2,106,600	4,462,381
Common stock options	23,123,998	21,167,869
Common stock subject to repurchase	432,346	2,228,866

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

During the quarter ended September 30, 2001, the Company recorded a restructuring charge primarily related to its revised European services strategy. A total of $45,315,000 of the restructuring charge related to the write-off of certain European assets to their net realizable value (see Note 14). As of September 30, 2002, all of the Company’s operations and assets were based in the United States with the exception of none and $624,000 of the Company’s total net loss for the three and nine months ended September 30, 2002, respectively, attributable to the Company’s European exit activities, including an additional restructuring charge totaling $1,000,000 taken during the quarter ended June 30, 2002, to complete the exit of the Company’s European operations (see Note 14). As of September 30, 2001, all of the Company’s operations and assets were based in the United States with the exception of $2,228,000 of the Company’s identifiable assets based in Europe and $47,253,000 and $51,490,000 of the Company’s total net loss attributable to the development and restructuring of its European operations for the three and nine months ended September 30, 2001, respectively.

Revenues from one customer accounted for 19% of the Company’s revenues for the three and nine months ended September 30, 2002. Revenues from this customer also accounted for 17% and 15%, respectively, of the Company’s revenues for the three and nine months ended September 30, 2001. One other customer accounted for 15% of the Company’s revenues for the three months ended September 30, 2002. No other single customer accounted for more than 10% of the Company’s revenues for the three and nine months ended September 30, 2002 and 2001. Accounts receivable from one customer accounted for 14% of the Company’s gross accounts receivable as of September 30, 2002. Accounts receivables from two customers accounted for 16% and 11%, respectively, of the Company’s gross accounts receivable as of September 30, 2001. No other single customer accounted for more than 10% of the Company’s gross accounts receivables as of September 30, 2002 or 2001.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Restructuring Charges

2001 Restructuring Charge

During the quarter ended September 30, 2001, the Company revised its European services strategy through the development of new partnerships with other leading international Internet exchange partners rather than build and operate its own European IBX hubs. In addition, the Company initiated efforts to exit certain leaseholds relating to certain excess U.S. operating leases. Also, in September 2001, the Company implemented a reduction in workforce, primarily in headquarter positions, in an effort to reduce operating costs. As a result, the Company took a total restructuring charge of $48,565,000, primarily related to the write-down of European construction in progress assets to their net realizable value, the write-off of several European letters of credit related to various European operating leases, the accrual for costs related to estimated European exit costs and unnecessary U.S. IBX expansion and headquarter office space exit costs and the severance accrual related to the reduction in workforce. As of June 30, 2002, the Company has exited from all of the European leases (see Note 9) and sold all remaining European assets purchased during the pre-construction phase. The collective costs of these European exit activities, primarily the exit of the German leasehold and an additional loss incurred in the sale of the remaining European assets, exceeded the amount estimated by management during the third quarter of 2001. As a result, the Company recorded a second restructuring charge during the quarter ended June 30, 2002 (see 2002 Restructuring Charges below). The reduction in workforce was substantially completed during the fourth quarter of 2001.

A summary of the changes in accrued restructuring charge from December 31, 2001 to September 30, 2002 related to the first restructuring charge is as follows (in thousands) (unaudited):

	Accrued restructuring charge as of December 31, 2001	Non-cash charges	Cash payments	Accrued restructuring charge as of September 30, 2002
European exit costs	$4,606	$(2,492)	$(2,114)	$—
U.S. lease exit costs	1,512	—	(514)	998
Workforce reduction	272	—	(236)	36

	$6,390	$(2,492)	$(2,864)	$1,034

During the first half of 2002, the Company completed the exit of the European leaseholds (see Note 9) and sold all remaining European assets purchased during the pre-construction phase, written-down to $1,700,000 during the quarter ended September 30, 2001, for cash proceeds of $635,000, resulting in an additional loss of $1,065,000. In addition, the Company issued the UK Warrant and Frankfurt Warrant, valued at $702,000 and $725,000, respectively, to the landlords in England and Germany in conjunction with the termination of those leaseholds (see Note 8). Due primarily to the greater than anticipated costs to exit the German leasehold and the greater than anticipated loss on the European equipment sale, the Company fully utilized the remaining restructuring accrual attributed to the exit of the Company’s European operations. As a result, and due to the remaining costs to fully exit Europe, which are primarily fees associated with various professional services, the Company took an additional restructuring charge during the quarter ended June 30, 2002, to complete the European exit activities and to reflect the ongoing efforts to exit from unnecessary U.S. IBX expansion and headquarter office space (see 2002 Restructuring Charges below).

In July 2002, the Company completed the exit of one of the excess U.S. operating leases (see Note 9).

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002 Restructuring Charges

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

During the quarter ended September 30, 2002, the Company recorded an additional restructuring charge as the Company exercised the iStar Lease Option (see Note 9). As a result, the Company released its letters of credit relating to the iStar Lease and recorded a restructuring charge of $19,010,000.

A summary of the 2002 restructuring charges is outlined as follows (in thousands) (unaudited):

	Total restructuring charges	Non-cash charges	Cash payments	Accrued restructuring charge as of September 30, 2002
Second iStar amendment option fee	$5,000	$—	$(5,000)	$—
Write-off of U.S. property and equipment	2,585	(2,585)	—	—
Additional lease exit costs	1,115	—	(581)	534
Write-off of U.S. letters of credit	750	(750)	—	—
Workforce reduction	500	—	(424)	76

Second quarter subtotal	9,950	(3,335)	(6,005)	610
Write-off of iStar letters of credit	19,010	(19,010)	—	—

	$28,960	$(22,345)	$(6,005)	$610

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. SFAS 145 is effective for the Company for all financial statements issued in fiscal 2003; however, as allowed under the provisions of SFAS 145, the Company decided to early adopt SFAS 145 in relation to extinguishments of debt during the first half of 2002 (see Note 7).

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Subsequent Events

Venture Leasing Loan Agreement

In October 2002, the Company amended the Venture Leasing Loan Agreement to secure certain short-term cash deferment benefits (the “VLL Loan Amendment”). Under the original terms of the Venture Leasing Loan Agreement, the Company borrowed $10,000,000 which was repayable over 42 months at 8.5% per annum plus a 15% balloon interest payment calculated on the original advance amount. Under the terms of the VLL Loan Amendment, the Company extended the maturity of the loan by 24 months and in exchange, the Company issued a warrant to purchase an additional 1,030,000 shares at $0.01 per share and re-priced their existing and outstanding warrants to $0.01 per share. Commencing January 1, 2003, the Company will re-amortize the remaining principal balance and related balloon interest payment over the amended 27 month period ending March 1, 2005. The VLL Loan Amendment has an effective interest rate of approximately 14.7% per annum. As of September 30, 2002, $1.8 million was outstanding under the Venture Leasing Loan Agreement.

Lease Amendments

In October 2002, the Company amended its lease for headquarters in Mountain View, California (the “Amended and Restated Headquarter Lease”). Pursuant to the Amended and Restated Headquarter Lease, the Company was granted the option to terminate the leasehold in exchange for a termination fee of $924,000. The Company paid this fee and exercised this option in October 2002. Provided the Company complies with the terms of the Amended and Restated Headquarter Lease, including the timely payment of its lease obligations for six months, the Company will be permitted to terminate the lease without further penalty and will be entitled to a discharge fee equal to $924,000 at the time the premises are vacated.

In October 2002, the Company amended its lease for its Secaucus IBX Center (the “Amended and Restated Secaucus IBX Lease”). Pursuant to the terms of the Amended and Restated Secaucus IBX Lease, commencing October 1, 2002 and expiring March 31, 2004, a portion of the base rent otherwise due for the period will be deferred under January 2005. Commencing January 1, 2005, the portion of the base rent deferred, plus interest calculated thereon, will be repaid to the Secaucus landlord in 36 equal payments ending December 1, 2007.

Combination, Financing and Senior Note Exchange

In October 2002, the Company entered into definitive agreements to purchase all of the issued and outstanding stock of i-STT, a wholly-owned Internet infrastructure services subsidiary of STT in exchange for $10,000 and approximately 93.7 million shares of common and preferred stock representing approximately 27.5% of the modified fully diluted share amount at closing, and Pihana, a leading provider of neutral Internet exchange data center services and managed e-infrastructure services in Asia-Pacific, in exchange for $10,000 and approximately 76.6 million shares of common stock, or approximately 22.5% of the modified fully diluted share amount. As part of the agreement, the Company will not assume options to purchase common stock in either i-STT or Pihana; however, the Company will issue warrants to Pihana warrantholders whereby these warrantholders will be entitled to acquire shares of the Company on the same terms and conditions as previously defined in the Pihana warrant agreement. The number of shares to be issued is subject to adjustment based on working capital balance of both Equinix and i-STT and the amount of cash Pihana has at the time of closing. The merged company will continue to operate under the Equinix name and management. The Company anticipates completing the proposed transaction with STT and Pihana by the end of the year.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In order to provide cash to fund the combined operations and to retire and restructure a portion of Equinix’s outstanding debt, the Company will raise additional capital at the closing. At the closing, we will sell a minimum of $30,000,000 and a maximum of $40,000,000 of convertible secured notes to STT Communications, another wholly-owned subsidiary of STT, and possibly other investors. The convertible secured notes will be convertible into shares of common stock and shares of our Series A preferred stock at a price of approximately $0.34 per share, which represents a 10% premium over the 30 trading day average closing price of our common stock ending five days prior to signing the combination agreement. Each convertible secured note issued to STT Communications will be convertible into shares of our Series A preferred stock or shares of our Series A-1 preferred stock and will accrue interest at the rate of 14% per annum. All convertible secured notes issued to other investors will be convertible into shares of common stock and accrue interest at the rate of 10% per annum. All interest on the convertible secured notes will be paid in the form of additional notes of the same series. All of the convertible secured notes will mature in November 2007.

Until the second anniversary of the closing, STT Communications will be subject to restrictions on the amount of our voting securities that it may beneficially own. Under the securities purchase agreement, STT Communications may not convert its convertible secured notes or the warrants received in connection with the purchase of such notes into series A preferred stock or common stock, but instead must convert or exercise into shares of our series A-1 preferred stock, if as a result of such conversion, STT Communications and its affiliates would hold more than 40% of our outstanding voting stock.

The convertible secured notes issued to STT Communications will be collateralized by a first priority lien on all of i-STT’s assets and the assets of Pihana’s Singapore subsidiary. All of the convertible secured notes will be secured by a second priority lien on substantially all of our other assets.

As additional consideration for the convertible secured notes, a warrant to purchase approximately 8.25% of the outstanding shares of the combined company will be issued to the purchasers on these notes. Warrants issued to STT Communications will be exercisable for shares of our Series A preferred stock or shares of our Series A-1 preferred stock depending on whether STT Communications would exceed the 40% voting stock threshold described above. All other warrants will be exercisable for shares of our common stock. Each warrant will initially be exercisable for $0.01 per share. The Company has considered the guidance in EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and has determined that the convertible secured notes contain a beneficial conversion feature. Both the warrants and the beneficial conversion feature will be treated as a discount to the convertible notes and will be amortized using the effective interest rate method to interest expense over the term of the convertible notes. In addition, the additional notes issued as settlement for the accrued interest on the convertible notes will also have a beneficial conversion feature which will result in an incremental charge to the Company’s interest expense over the term of the notes.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, at the closing the Company will issue cash trigger warrants to the purchasers of the convertible secured notes. The holders of the cash trigger warrants will have the right, but not the obligation, to purchase shares of common stock or non-voting series A-1 preferred stock. The cash trigger warrants will become exercisable upon a default in our minimum cash covenant under our Senior Secured Credit Facility or failure by Equinix to make principal and interest payments on amounts outstanding under our credit facility when due. The maximum value of shares that may be purchased under the cash trigger warrants is $30,000,000. The maximum value of shares that may be purchased upon any one exercise of the cash trigger warrants is equal to the amount of (i) any shortage of cash under our cash covenant or any missed principal and interest payment, plus (ii) $5,000,000. Cash trigger warrants, with a maximum value up to $10,000,000, will be issued to STT Communications and those warrants will have an exercise price which is the lesser of (a) the price shares are valued in the Combination or (b) 90% of the then current market value of shares of the Company’s common stock. Cash trigger warrants, with a maximum value up to $20,000,000, will be issued with an exercise price of 90% of the then current market value of shares of the Company’s common stock. The per share exercise price of the cash trigger warrants will be adjusted to mitigate or prevent dilution if fundamental changes occur to the Company’s common stock, dividends are declared on the Company’s common stock or the Company issues, or contracts to issue, shares of the Company’s common stock at a price per share below the price of shares valued in the Combination.

As a condition to closing the combination and financing transactions, the Company is required to substantially reduce its outstanding debt so that no more than $22,300,000 of the Senior Notes are outstanding at closing. As a result, in connection with the combination and financing, Equinix will make an offer to exchange cash and shares of common stock for all of the outstanding Senior Notes. For each $1,000 in principal amount of Senior Notes exchanged, a noteholder will receive cash and shares of common stock based on the following aggregate amounts of Senior Notes exchanged:

Amount Exchanged	Cash Consideration	Stock Consideration*
equal to or greater than $115.0 million but less than $125.0 million	$130	Approximately 472-513 shares

equal to or greater than $125.0 million but less than $132.5 million	$140	Approximately 394-417 shares

equal to or greater than $132.5 million but less than $140.0 million	$150	Approximately 326-345 shares

equal to or greater than $140.0 million but less than $147.2 million	$160	Approximately 268-282 shares

equal to $147.2 million	$170	Approximately 229 shares

*
The number of shares issued per $1,000 in principal amount of Senior Notes is dependent on the principal amount of Senior Notes exchanged within each range. For instance, if $115.0 million of the Senior Notes are exchanged, approximately 513 shares of common stock will be issued per $1,000 in principal amount of Senior Notes. If $125.0 million of the Senior Notes are exchanged, approximately 472 shares of common stock will be issued per $1,000 in principal amount of Senior Notes. Amounts exchanged between $115.0 million and $125.0 million will result in a sliding scale of common shares issued of between 513 and 472 shares. The shares shown assume we issue $30.0 million of convertible secured notes and related warrants in the financing. The stock consideration received in the exchange will be calculated in terms of percentage of outstanding shares; accordingly, the share amounts set forth above are for illustrative purposes only.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company currently has offers to exchange outstanding Senior Notes from the holders of $103.7 million of our Senior Notes. Management expects to recognize a substantial gain in the period that such debt is extinguished.

In connection with the proposed transaction with STT and Pihana, the Company has entered into discussions with its senior lenders on the principal terms for a further amendment to the First Amendment to the Amended and Restated Senior Secured Credit Facility and such lenders have agreed to recommend the terms of a further amendment to their committees. The most significant terms and conditions of the proposed amendment are:

•	The Company will be granted a full waiver of previous covenant breaches and will be granted consent to use a certain amount of cash to retire its Senior Notes.

•	Future revenue and EBITDA covenants will be eliminated and the remaining covenants and ratios will be reset consistent with the performance of the combined Company for the remaining term of the loan.

•	The Company will permanently repay $7.5 million of the currently outstanding $100.0 million.

•
The amortization schedule for the Senior Secured Credit Facility will be amended such that the minimum amortization due in 2002-2004 will be significantly reduced and some amortization will be extended to 2006.

In November 2002, the lenders agreed to waive certain conditions of the First Amendment to the Amended and Restated Senior Secured Credit Facility (the “November 2002 Waiver”). The most significant terms and conditions of the November 2002 Waiver are as follows:

•	The Company was granted a waiver to reset the minimum revenue and maximum EBITDA loss covenants through December 31, 2002 and the minimum cash balance covenant through March 31, 2003.

•
The Company was granted a waiver, subject to certain conditions, of an event of default created by a minimum cash covenant default and a payment default, if any, in existence pursuant to the Wells Fargo Loan (see Note 7).

•	The Company was granted a waiver of the covenant requiring the Company to convert $100.0 million of Senior Notes by November 8, 2002.

•
The Company was granted a waiver, subject to certain conditions, of a default or an event of default created by a failure by the Company to make the interest payment due on the Senior Notes in December 2002.

The November 2002 Waiver expires upon the earlier of the closing of the Second Amendment to the Amended and Restated Senior Secured Credit Facility, the termination of the Combination, or December 31, 2002, provided that if the sole reason the Combination has not closed by that date is as a result of pending regulatory and related approvals the date may be extended for up to three successive 30 day periods, but such date shall not be extended past March 31, 2003. If the November 2002 Waiver expires and we have not closed the Second Amendment to the Amended and Restated Senior Secured Credit Facility, we will be in default under the terms of the First Amendment to the Amended and Restated Senior Secured Credit Facility and the lenders may require us to repay all amounts outstanding under the credit facility. The Company does not currently have sufficient cash reserves available to repay the amount outstanding under the loan.

The Company currently anticipates that a final amendment will be put in place prior to the closing of the proposed transaction. This amendment will be subject to the closing of the proposed transaction with STT and Pihana.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Other Factors Affecting Operating Results” and “Liquidity and Capital Resources” below and those discussed in “Risk Factors” in our preliminary proxy statement filed with the Securities and Exchange Commission on October 18, 2002, as amended. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements.

Overview

Equinix designs, builds and operates neutral IBX hubs where Internet businesses place their equipment and their network facilities in order to interconnect with each other to improve Internet performance. Our neutral IBX hubs and Internet exchange services enable network service providers, enterprises, content providers, managed service providers and other Internet infrastructure companies to directly interconnect with each other for increased performance. As of September 30, 2002, Equinix had IBX hubs totaling an aggregate of 810,000 gross square feet in the Washington, D.C., New York, Dallas, Chicago, Los Angeles and Silicon Valley areas.

Recent Developments

In October 2002, the Company entered into definitive agreements to purchase all of the issued and outstanding stock of i-STT Pte Ltd (“i-STT”), a wholly-owned Internet infrastructure services subsidiary of Singapore Technologies Telemedia Pte Ltd (“STT”) in exchange for $10,000 and approximately 93.7 million shares of common and preferred stock representing approximately 27.5% of the modified fully diluted share amount at closing, and Pihana Pacific, Inc. (“Pihana”), a leading provider of neutral Internet exchange data center services and managed e-infrastructure services in Asia-Pacific, in exchange for $10,000 and approximately 76.6 million shares of common stock, or approximately 22.5% of the modified fully diluted share amount (the “Combination”). As part of the agreement, the Company will not assume options to purchase common stock in either i-STT or Pihana; however, the Company will issue warrants to Pihana warrantholders whereby these warrantholders will be entitled to acquire shares of the Company on the same terms and conditions as previously defined in the Pihana warrant agreement. The number of shares to be issued is subject to adjustment based on working capital balance of both Equinix and i-STT and the amount of cash Pihana has at the time of closing. The merged company will continue to operate under the Equinix name and management. The Company anticipates completing the proposed transaction with STT and Pihana by the end of the year.

In addition, in connection with the proposed combination and financing we currently have obtained offers from the holders of $103.7 million of our outstanding senior notes whereby such holders have agreed to tender their senior notes to us for a combination of common stock and cash and to amend the terms of the senior notes. This will result in the recognition of a substantial gain in the period the outstanding debt is extinguished.

In connection with the combination, financing and the senior note exchange, we entered into discussions with our senior lenders on the principal terms for a further amendment to our credit facility, and such lenders have agreed to recommend the terms of a further amendment to their committees. The most significant terms and conditions of the proposed amendment are:

•	We will be granted a full waiver of previous covenant breaches and will be granted consent to use a minimum of $15.0 million cash to retire our senior notes.

•
Future revenue and EBITDA covenants will be eliminated and the remaining covenants and ratios will be reset consistent with the future performance of the combined company for the remaining term of the loan.

•	We will permanently repay $7.5 million of the currently outstanding $100.0 million.

•	The amortization schedule for our credit facility will be amended such that the minimum amortization due in 2002-2004 will be significantly reduced and some amortization will be extended to 2006.

We currently anticipate that a final amendment will be put in place prior to the closing of the proposed transaction. This amendment will be subject to the closing of the combination, the financing and the senior note exchange.

We do not currently have sufficient cash reserves or alternate financing available to repay the $100.0 million outstanding under the credit facility. If we are unable to complete the proposed combination, financing and senior note exchange, we will again be in breach of the covenants contained in our credit facility.

Because we cannot be certain that we will complete the proposed combination, financing and senior note exchange, or that we will obtain a final amendment from our senior lenders, we have classified the full amount outstanding under our credit facility of $100.0 million as a current debt obligation on the accompanying balance sheet as of September 30, 2002.

Risk and Uncertainties

Since inception, we have experienced operating losses and negative cash flow. As of September 30, 2002 we had an accumulated deficit of $412.4 million and accumulated cash used in operating and construction activities of $692.3 million. Given our limited operating history, we may not generate sufficient revenue to achieve desired profitability. We therefore believe that we will continue to experience operating losses for the foreseeable future. See “Other Factors Affecting Operating Results”.

Assuming we are able to complete the combination, the financing and the senior note exchange and comply with future covenants in our credit facility, we anticipate that our existing cash, and cash flow generated from our IBX hubs will be sufficient to meet the working capital, debt service and corporate overhead requirements associated with its operations for the next 12 months. However, there can be no assurances that we will be able to complete the combination, the financing and the senior note exchange and comply with future covenants in our credit facility. In addition, in the event we are unable to complete the combination, the financing and the senior note exchange, we will most likely seek bankruptcy protection. The potential for a future covenant breach and the resultant acceleration of the outstanding borrowings in the current financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might arise should we be unable to continue as a going concern.

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

The following is how the Company calculated Adjusted EBITDA for the periods presented (in thousands) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Loss from operations	$(36,087)	$(72,587)	$(84,077)	$(137,497)
Depreciation	14,080	12,435	39,499	36,444
Stock-based compensation	1,492	2,899	5,640	16,041
Restructuring charges	19,010	48,565	28,960	48,565

Adjusted EBITDA	$(1,505)	$(8,688)	$(9,978)	$(36,447)

Results of Operations

Three Months Ended September 30, 2002 and 2001

Revenues.    We recognized revenues of $20.2 million for the three months ended September 30, 2002, as compared to revenues of $17.2 million for the three months ended September 30, 2001. Revenues consisted of recurring revenues of $15.9 million and $15.7 million, respectively, for the three months ended September 30, 2002 and 2001, primarily from the leasing of cabinet space. Non-recurring revenues were $4.3 million and $1.5 million, respectively, for the three months ended September 30, 2002 and 2001, primarily related one-time settlement fees associated with certain customer right-sizing or contract terminations and the recognized portion of deferred installation revenue and custom service revenues. One-time settlements fees recognized during the three months ended September 30, 2002 totaled approximately $2.9 million and $430,000 for the corresponding period in 2001. Installation and service fees are recognized ratably over the term of the contract. Custom service revenues are recognized upon completion of the services. One-time settlement fees are recognized upon contract termination. In February and March 2002, we entered into equipment reseller agreements with two related party companies. Included within the $4.3 million of non-recurring revenues for the three months ended September 30, 2002, were $190,000 of equipment sales resulting from these two equipment reseller agreements. There were no equipment sales in the three months ended September 30, 2001. Excluding equipment sales, we recognized revenues of $20.0 million for the three months ended September 30, 2002 as compared to revenues of $17.2 million for the three months ended September 30, 2001, a 16% increase.

The period over period growth in revenues was primarily the result of one-time settlement fees associated with certain customer right-sizing or contract terminations and an increase in orders from existing customers and growth in our customer base from 191 customers as of September 30, 2001 to 266 customers as of September 30, 2002 However, this growth in our customer base is partially offset by a number of our larger customers reducing the size of their contractual commitments to us. We refer to this effort as the “right-sizing” of our larger customer contracts. During the past year, we have proactively worked with certain of our larger customers to right-size their contractual commitments to help them better react to a slowdown in customer demand as a result of weaker economic conditions. Although these right-sizing efforts often result in a reduction in the number of cabinets these customers are obligated to pay for, many of these right-sizing efforts have resulted in the customer extending the term for the remaining cabinets. As a result, although the short-term recurring revenues from such customers are reduced, the overall contract value often remains intact and the relationship with the customer is preserved, if not improved. As of September 30, 2002, we had successfully completed the right-sizing of most of our customers that had more than 100 cabinets booked, a booking level that represents our larger customers. These right-sizing efforts have, over the past several quarters, been netted out against our new customer cabinet bookings, limiting our overall revenue growth during the past five quarters.

Cost of Revenues.    Cost of revenues increased to $26.2 million for the three months ended September 30, 2002 from $24.6 million for the three months ended September 30, 2001. These amounts included $12.2 million and $9.6 million, respectively, of depreciation expense and $49,000 and $19,000, respectively, of stock-based compensation expense. In addition to depreciation and stock-based compensation, cost of revenues consists primarily of rental payments for our leased IBX hubs, site employees’ salaries and benefits, utility costs, power and redundancy system engineering support services and related costs and security services. Furthermore, cost of revenues for the three months ended September 30, 2002 included the costs associated with equipment sales, which was approximately $176,000. Excluding depreciation, stock-based compensation expense and the costs of equipment sales, cash cost of revenues decreased period over period to $13.8 million for the three months ended September 30, 2002 from $15.0 million for the three months ended September 30, 2001, an 8% decrease. Cash cost of revenues for the three months ended September 30, 2001 included costs related to our European expansion plans. Due to the restructuring charge that we recorded in the third quarter of 2001, these costs were not in our cash cost of revenues for the three months ended September 30, 2002; however, these savings were partially offset by the additional costs incurred from (a) our newest and largest IBX hub opened during the first quarter of 2002 in the New York metropolitan area and (b) the costs associated with the ramp-up of our existing IBX hubs. In May 2002, we paid a one-time fee of $5.0 million for the option to exclude from our San Jose ground lease anywhere from 20 to 40 acres of the unimproved real property. We classified this payment as part of our restructuring charge during the quarter ended June 30, 2002. In September 2002, we exercised the option and reduced the monthly operating costs under the San Jose ground lease by approximately one-half commencing October 2002. We anticipate that the costs associated with our new IBX hub and the continued ramp-up of our other existing IBX hubs, will continue to increase in the foreseeable future; however, the cost savings resulting from the elimination of approximately half of the San Jose ground lease costs commencing in October 2002 will more than offset these cost increases, resulting in an overall decrease in cost of revenues for the foreseeable future.

Sales and Marketing.    Sales and marketing expenses decreased to $2.9 million for the three months ended September 30, 2002 from $4.0 million for the three months ended September 30, 2001. These amounts included $218,000 and $496,000, respectively, of stock-based compensation expense. Excluding stock-based compensation, cash sales and marketing costs decreased to $2.7 million for the three months ended September 30, 2002 from $3.5 million for the three months ended September 30, 2001, a 31% decrease. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. The decrease in sales and marketing expenses is the result of several cost saving initiatives that we undertook, including some staff reductions and an overall decrease in discretionary spending. We continue to closely monitor our spending in all areas as a result of the current market conditions. Accordingly, we do not expect our cash sales and marketing costs to increase significantly in the foreseeable future, until such time as we reach pre-determined levels of profitability.

General and Administrative.    General and administrative expenses decreased to $8.2 million for the three months ended September 30, 2002 from $12.6 million for the three months ended September 30, 2001. These amounts included $1.2 million and $2.4 million, respectively, of stock-based compensation expense and $1.9 million and $2.8 million, respectively, of depreciation expense. Excluding depreciation and stock-based compensation expense, cash general and administrative expenses decreased for the three months ended September 30, 2002 to $5.1 million from $7.4 million for the three months ended September 30, 2001, a 32% decrease. General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. The decrease in general and administrative expenses was primarily the result of several cost saving initiatives that we undertook, including staff reductions and an overall decrease in discretionary spending. We continue to closely monitor our spending as a result of the current market conditions. Accordingly, while we expect to see some fluctuations in our cash general and administrative costs in future quarters, we do not expect our general and administrative costs to increase significantly in the foreseeable future as compared to comparable periods in the prior year, until such time as we reach pre-determined levels of profitability.

Restructuring Charges.    During the three months ended September 30, 2002, we exercised the option to permanently terminate approximately one-half of the San Jose ground lease and permitted the landlord to unconditionally draw down the $25.0 million in letters of credit. The Company recorded a restructuring charge of $19.0 million and a prepaid rent expense for the remaining $6.0 million.

During the quarter ended September 30, 2001, the Company took a restructuring charge of $48.6 million consisting of $45.3 million related to a revised European services strategy, $2.0 million for certain anticipated excess U.S. leasehold exit costs and $1.3 million related to a reduction in workforce, primarily in selling, general and administrative functions at the Company’s headquarters. During third quarter 2001, the Company decided to partner with another Internet exchange company in Europe rather than build and operate its own centers outside of the U.S. As a result, the Company i) recorded a write-down of its European construction in progress assets to their net realizable value and recorded a charge totaling $29.3 million, ii) accrued certain leasehold exit costs for its European leasehold interests in the amount of $6.4 million, iii) wrote-off its European letters of credit that secured the European leasehold interests in the amount of $8.6 million and iv) accrued various legal, storage and other costs totaling $1.0 million to facilitate this change in strategy. In addition, the Company incurred a $2.0 million restructuring charge for leasehold exit costs associated with certain excess U.S. leases and a $1.3 million restructuring charge related to an approximate 15% reduction in workforce in an effort to streamline and reduce the cost structure of the Company’s headquarter function.

As of September 30, 2002, a total restructuring reserve of $1.6 million remained outstanding for all accrued but unpaid restructuring charges. We expect to realize the cost savings benefits resulting from the partial San Jose ground lease termination in cost of revenues beginning in October 2002.

Adjusted EBITDA.    Adjusted EBITDA loss decreased to $1.5 million from $8.7 million for the three months ended September 30, 2002 and 2001, respectively. Many factors affect Adjusted EBITDA. Contributing to the decline in Adjusted EBITDA loss are revenue growth and our various cost savings initiatives, such as staff reductions and a decrease in discretionary spending, and the change in our European strategy.

Interest Income.    Interest income decreased to $179,000 from $2.3 million for the three months ended September 30, 2002 and 2001, respectively. Interest income decreased due to lower cash, cash equivalent and short-term investment balances held in interest bearing accounts and lower interest rates received on those invested balances.

Interest Expense.    Interest expense decreased to $8.2 million from $11.3 million for the three months ended September 30, 2002 and 2001, respectively. The decrease in interest expense was attributable to the retirement of $52.8 million of our senior notes during the first half of 2002 and to the decline in both the principal due and the interest rates associated with our credit facility.

Nine Months Ended September 30, 2002 and 2001

Revenues.    We recognized revenues of $58.4 million for the nine months ended September 30, 2002, as compared to revenues of $45.9 million for the nine months ended September 30, 2001. Revenues consisted of recurring revenues of $47.8 million and $42.3 million, respectively, for the nine months ended September 30, 2002 and 2001, primarily from the leasing of cabinet space. Non-recurring revenues were $10.6 million and $3.6 million, respectively, for the nine months ended September 30, 2002 and 2001, primarily related to one-time settlement fees associated with certain customer right-sizing or contract terminations and the recognized portion of deferred installation revenue and custom service revenues. One-time settlement fees recognized during the nine months ended September 30, 2002 totaled approximately $4.5 million and $500,000 for the corresponding period in 2001. Installation and service fees are recognized ratably over the term of the contract. Custom service revenues are recognized upon completion of the services. One-time settlement fees are recognized upon contract termination. In February and March 2002, we entered into equipment reseller agreements with two related party companies. Included within the $10.7 million of non-recurring revenues for the nine months ended September 30, 2002, were $2.9 million of equipment sales resulting from these two equipment reseller agreements. There were no equipment sales in the nine months ended September 30, 2001. Excluding equipment sales, we recognized revenues of $55.4 million for the nine months ended September 30, 2002 as compared to revenues of $45.9 million for the nine months ended September 30, 2001, a 21% increase.

The period over period growth in revenues was primarily the result of one-time settlement fees associated with certain customer right-sizing or contract terminations and an increase in orders from existing customers and growth in our customer base from 191 customers as of September 30, 2001 to 266 customers as of September 30, 2002. However, this growth in our customer base is partially offset by a number of our larger customers reducing the size of their contractual commitments to us. We refer to this effort as the “right-sizing” of our larger customer contracts. During the past year, we have proactively worked with certain of our larger customers to right-size their contractual commitments to help them better react to a slowdown in customer demand as a result of weaker economic conditions. Although these right-sizing efforts often result in a reduction in the number of cabinets these customers are obligated to pay for, many of these right-sizing efforts have resulted in the customer extending the term for the remaining cabinets. As a result, although the short-term recurring revenues from such customers are reduced, the overall contract value often remains intact and the relationship with the customer is preserved, if not improved. As of September 30, 2002, we had successfully completed the right-sizing of most of our customers that had more than 100 cabinets booked, a booking level that represents our larger customers. These right-sizing efforts have, over the past several quarters, been netted out against our new customer cabinet bookings, limiting our overall revenue growth during the past five quarters.

Cost of Revenues.    Cost of revenues increased to $78.6 million for the nine months ended September 30, 2002 from $74.6 million for the nine months ended September 30, 2001. These amounts included $35.1 million and $30.0 million, respectively, of depreciation expense and $216,000 and $412,000, respectively, of stock-based compensation expense. In addition to depreciation and stock-based compensation, cost of revenues consists primarily of rental payments for our leased IBX hubs, site employees’ salaries and benefits, utility costs, power and redundancy system engineering support services and related costs and security services. Furthermore, cost of revenues for the nine months ended September 30, 2002 included the costs associated with $2.9 million in equipment sales we recorded, which was approximately $2.8 million. Excluding depreciation, stock-based compensation expense and the costs of equipment sales, cash cost of revenues decreased period over period to $40.5 million for the nine months ended September 30, 2002 from $44.2 million for the nine months ended September 30, 2001, an 8% decrease. Cash cost of revenues for the nine months ended September 30, 2001 included costs related to our European expansion plans. Due to the restructuring charge that we recorded in the third quarter of 2001, these costs were not in our cash cost of revenues for the nine months ended September 30, 2002; however, these savings were partially offset by the additional costs incurred from (a) our newest and largest IBX hub opened during the first quarter of 2002 in the New York metropolitan area and (b) the costs associated with the ramp-up of our existing IBX hubs. In May 2002, we paid a one-time fee of $5.0 million for the option to exclude from our San Jose ground lease anywhere from 20 to 40 acres of the unimproved real property. We classified this payment as part of our restructuring charge during the quarter ended June 30, 2002. In September 2002, we exercised the option and reduced the monthly operating costs under the San Jose ground lease by approximately one-half commencing October 2002. We anticipate that the costs associated with our new IBX hub and the continued ramp-up of our other existing IBX hubs, will continue to increase in the foreseeable future; however, the cost savings resulting from the elimination of approximately half of the San Jose ground lease costs commencing in October 2002 will more than offset these cost increases, resulting in an overall decrease in cost of revenues for the foreseeable future.

Sales and Marketing.    Sales and marketing expenses decreased to $12.2 million for the nine months ended September 30, 2002 from $13.3 million for the nine months ended September 30, 2001. These amounts included $802,000 and $2.3 million, respectively, of stock-based compensation expense. In addition, we recorded $2.3 million in bad debt expense for the nine months ended September 30, 2002, as compared to $192,000 recorded in the prior period. This substantial increase in bad debt expense was primarily the result of full provisions against aged receivables associated with two customers, Teleglobe and WorldCom, both of which have recently filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Excluding stock-based compensation and bad debt expense, cash sales and marketing costs decreased to $9.0 million for the nine months ended September 30, 2002 from $10.7 million for the nine months ended September 30, 2001, a 16% decrease. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. The decrease in sales and marketing expenses is the result of several cost saving initiatives that we undertook, including some staff reductions and an overall decrease in discretionary spending. We continue to closely monitor our spending in all areas as a result of the current market conditions. Accordingly, we do not expect our cash sales and marketing costs to increase significantly in the foreseeable future, until such time as we reach pre-determined levels of profitability.

General and Administrative.    General and administrative expenses decreased to $22.7 million for the nine months ended September 30, 2002 from $47.0 million for the nine months ended September 30, 2001. These amounts included $4.6 million and $13.3 million, respectively, of stock-based compensation expense and $4.4 million and $6.5 million, respectively, of depreciation expense, resulting in a 50% decrease in period over period cash spending. General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. The significant decrease in general and administrative expenses was primarily the result of several cost saving initiatives that we undertook, including staff reductions and an overall decrease in discretionary spending. We continue to closely monitor our spending as a result of the current market conditions. Accordingly, while we expect to see some fluctuations in our cash general and administrative costs in future quarters, we do not expect our general and administrative costs to increase significantly in the foreseeable future as compared to comparable periods in the prior year, until such time as we reach pre-determined levels of profitability.

Restructuring Charges.    During the nine months ended September 30, 2002, we recorded restructuring charges of $29.0 million. The restructuring charges consisted of (a) a $5.0 million option fee paid in May 2002 related to the amendment of our approximately 80 acre ground lease in San Jose, California from which we subsequently elected to exercise the option to permanently exclude 40 acres commencing October 1, 2002; (b) a write-off of property and equipment of $2.6 million, primarily leasehold improvements and some equipment, located in two unnecessary U.S. IBX expansion and headquarter office space operating leaseholds we had decided to exit and that do not currently provide any ongoing benefit; (c) a write-off of two U.S. letters of credit totaling $750,000 related to one U.S. operating leasehold we had committed to exit; (d) an accrual of $1.0 million related to the remaining estimated European exit costs; (e) an accrual of $500,000 severance charges related to a less than 10% reduction in workforce in an effort to reduce the cost structure of our corporate headquarter function; (f) an accrual of $115,000 related to additional U.S. leasehold exit costs and (g) a partial write-off of two letters of credit totaling in the amount of $19.0 million related to the exercise of the option to permanently terminate approximately one-half of the San Jose ground lease.

During the quarter ended September 30, 2001, the Company took a restructuring charge of $48.6 million consisting of $45.3 million related to a revised European services strategy, $2.0 million for certain anticipated excess U.S. leasehold exit costs and $1.3 million related to a reduction in workforce, primarily in selling, general and administrative functions at the Company’s headquarters. During third quarter 2001, the Company decided to partner with another Internet exchange company in Europe rather than build and operate its own centers outside of the U.S. As a result, the Company i) recorded a write-down of its European construction in progress assets to their net realizable value and recorded a charge totaling $29.3 million, ii) accrued certain leasehold exit costs for its European leasehold interests in the amount of $6.4 million, iii) wrote-off its European letters of credit that secured the European leasehold interests in the amount of $8.6 million and iv) accrued various legal, storage and other costs totaling $1.0 million to facilitate this change in strategy. In addition, the Company incurred a $2.0 million restructuring charge for leasehold exit costs associated with certain excess U.S. leases and a $1.3 million restructuring charge related to an approximate 15% reduction in workforce in an effort to streamline and reduce the cost structure of the Company’s headquarter function.

As of September 30, 2002, a total restructuring reserve of $1.6 million remained outstanding for all accrued but unpaid restructuring charges. We expect to realize the cost savings benefits resulting from the partial San Jose ground lease termination in cost of revenues beginning in October 2002.

Adjusted EBITDA.    Adjusted EBITDA loss decreased to $10.0 million from $36.4 million for the nine months ended September 30, 2002 and 2001, respectively. Many factors affect Adjusted EBITDA. Contributing to the significant decline in Adjusted EBITDA loss are revenue growth and our various cost savings initiatives, such as staff reductions, the change in our European strategy and stringent controls over our discretionary spending.

Interest Income.    Interest income decreased to $961,000 from $9.5 million for the nine months ended September 30, 2002 and 2001, respectively. Interest income decreased due to lower cash, cash equivalent and short-term investment balances held in interest bearing accounts and lower interest rates received on those invested balances.

Interest Expense.    Interest expense decreased to $26.4 million from $32.9 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in interest expense was attributable to the retirement of $52.8 million of our senior notes during the first half of 2002 and to the decline in both the principal due and the interest rates associated with our credit facility.

Gain on Debt Extinguishment.    During the first half of 2002, we retired $52.8 million of our senior notes in exchange for approximately 16.0 million shares of our common stock and approximately $2.5 million of cash. As a result, we recognized a $27.2 million gain on debt extinguishment.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital requirements primarily through the issuance of senior notes, the private sale of preferred stock, our initial public offering, our credit facility, which was later amended, and various types of debt facilities and capital lease obligations, for aggregate gross proceeds of approximately $844.2 million. As of September 30, 2001, our total indebtedness from senior notes, credit facility and other debt facilities and capital lease obligations was $352.5 million. As of September 30, 2002, this amount was reduced to $256.2 million. As of September 30, 2002, our principal source of liquidity was approximately $11.6 million in cash, cash equivalents and short-term investments.

Use of Cash

Net cash used in our operating activities was $29.7 million and $52.1 million for the nine months ended September 30, 2002 and 2001, respectively. We used cash primarily to fund our net loss, including cash interest payments on senior notes and our credit facility.

Net cash used in investing activities was $6.5 million and $191.8 million for the nine months ended September 30, 2002 and 2001, respectively. Net cash used in investing activities was primarily attributable to the construction of our IBX hubs and the purchase of restricted cash and short-term investments. The amount of cash used in investing activities has decreased substantially as we have now completed our IBX hub rollout plan.

Net cash used in financing activities was $13.7 million for the nine months ended September 30, 2002. Net cash generated by financing activities was $155.1 million for the nine months ended September 30, 2001. Net cash used in financing activities during the nine months ended September 30, 2002 was primarily attributable to the scheduled monthly payments of our debt facilities and capital lease obligations, the principal repayment of $2.5 million of our senior notes, the principal payment of $5.0 of our credit facility and the costs associated with the exchange of the senior notes. Net cash generated by financing activities during the nine months ended September 30, 2001 was primarily attributable to the $150.0 million draw down under the original credit facility.

Debt Obligations

As of September 30, 2002, our total indebtedness from our senior notes, credit facility and debt facilities and capital lease obligations was $256.2 million, as follows:

Senior Notes

In December 1999, we issued $200.0 million aggregate principal amount of senior notes. Our aggregate net proceeds of this offering were $193.4 million, net of offering expenses. During the first half of 2002, we retired $52.8 million of the senior notes in exchange for approximately 16.0 million shares of common stock and approximately $2.5 million of cash. As of September 30, 2002, a total of $147.2 million of senior note principal remains outstanding.

We expect to retire a substantial portion of our outstanding senior notes as part of the senior note exchange. This will result in us recognizing a substantial gain in the period the outstanding debt is extinguished. In addition to reducing the amount of principal that would need to be repaid in conjunction with the senior note exchange, plus the $52.8 million of senior notes already exchanged, we anticipate savings of approximately $23.1 million in annual interest payments payable semi-annually each year on December 1 and June 1.

Credit Facility

In December 2000, we entered into the credit facility with a syndicate of lenders under which, subject to our compliance with a number of financial ratios and covenants, we were permitted to borrow up to $150.0 million. As of September 30, 2001, we had borrowed the entire $150.0 million under this facility. In October 2001, in conjunction with the repayment of $50.0 million, we amended the credit facility to decrease total borrowing allowed to $125.0 million and to reset certain financial covenants to more accurately reflect market conditions. The credit facility requires us to maintain specific financial ratios and comply with quarterly, and in some circumstances, monthly covenants requiring us to, among other things, achieve specific revenue targets at levels significantly above historical revenues, maintain certain minimum cash balances and limit our EBITDA losses. As of June 30, 2002, we were not in compliance with several of these provisions, including the revenue covenant. In August 2002, the senior lenders provided us with a waiver and further amended the credit facility. Under this amendment we agreed to prepay $5.0 million and agreed to a reduction in the total borrowing allowed under the credit facility to $100.0 million (permanently eliminating the $20.0 million which was previously available for borrowing). In connection with the proposed combination and financing, we have entered into further discussions with our senior lenders on the principal terms for a further amendment to the credit facility and such lenders have agreed to recommend the terms of this amendment to their committees. The most significant terms and conditions of the proposed amendment are:

•	We will be granted a full waiver of previous covenant breaches and will be granted consent to use a minimum of $15.0 million of cash to retire our senior notes.

•
Future revenue and EBITDA covenants will be eliminated and the remaining covenants and ratios will be reset consistent with future performance of the combined company for the remaining term of the loan.

•	We will permanently repay $7.5 million of the currently outstanding $100.0 million balance.

•	The amortization schedule for the credit facility will be amended such that the minimum amortization due in 2002-2004 will be significantly reduced and some amortization will be extended to 2006.

In November 2002, the lenders agreed to waive certain conditions of the First Amendment to the Amended and Restated Senior Secured Credit Facility (the “November 2002 Waiver”). The most significant terms and conditions of the November 2002 Waiver are as follows:

•	We were granted a waiver to reset the minimum revenue and maximum EBITDA loss covenants through December 31, 2002 and the minimum cash balance covenant through March 31, 2003.

•
We were granted a waiver, subject to certain conditions, of an event of default created by a minimum cash covenant default and a payment default, if any, in existence pursuant to the Wells Fargo loan (see “Other Debt Facilities and Capital Lease Obligations” below).

•	We were granted a waiver of the covenant requiring us to convert $100.0 million of senior notes by November 8, 2002.

•	We were granted a waiver, subject to certain conditions, of a default or an event of default created by our failure to make the interest payment due on the senior notes in December 2002.

The November 2002 Waiver expires upon the earlier of the closing of the final amendment of our credit facility, the termination of the Combination, or December 31, 2002, provided that if the sole reason the Combination has not closed by that date is as a result of pending regulatory and related approvals the date may be extended for up to three successive 30 day periods, but such date shall not be extended past March 31, 2003. If the November 2002 Waiver expires and we have not closed the final amendment of our credit facility, we will be in default under the terms of our amended credit facility and the lenders may require us to repay all amounts outstanding under the credit facility.

We currently anticipate that a final amendment will be put in place prior to the closing of the proposed transaction. This amendment will be subject to the closing of the combination, the financing and the senior note exchange.

We do not currently have sufficient cash reserves or alternate financing available to repay the $100.0 million outstanding under the credit. If we are unable to complete the combination, the financing and the senior note exchange, we will again be in breach of the covenants contained in the credit facility.

Because we cannot be certain that we will complete the combination, the financing and the senior note exchange or that we will be able to obtain a final amendment from our senior lenders, we have classified the full amount outstanding under the credit facility of $100.0 million as a current debt obligation on the accompanying balance sheet as of September 30, 2002.

Other Debt Facilities and Capital Lease Obligations

In May 1999, we entered into a master lease agreement in the amount of $1.0 million. This master lease agreement was increased by addendum in August 1999 by $5.0 million. This agreement bears interest at either 7.5% or 8.5% and is repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. As of September 30, 2002, these capital lease financings were fully drawn and $2.3 million remained outstanding.

In August 1999, we entered into a loan agreement in the amount of $10.0 million. This loan agreement bears interest at 8.5% and is repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. As of September 30, 2002, this loan agreement was fully drawn and $1.8 million remained outstanding. In October 2002, we amended the loan agreement to secure certain short-term cash deferment benefits. Under the terms of this amendment, we extended the maturity of the loan by 24 months. If the combination closes before March 31, 2003, commencing January 1, 2003, we will re-amortize the remaining principal balance and related balloon interest payment over the amended 27 month period ending March 1, 2005.

In March 2001, we entered into a loan agreement with Wells Fargo in the amount of $3.0 million and fully drew down on this amount. This loan agreement bears interest at 13.15% and is repayable over 36 months. As of June 30, 2002, we were not in compliance with one of the requirements of this loan. We have not obtained a waiver for this requirement and the bank has rejected a discounted settlement offer. Wells Fargo has filed a lawsuit against the company seeking to force us to obtain a letter of credit in the full amount of the outstanding balance of the Wells Fargo loan. As a result, we have reflected the full amount outstanding under this facility totaling $1.6 million as a current obligation on the accompanying balance sheet as of September 30, 2002. In September 2002, Wells Fargo obtained a writ of attachment to secure payment of the full amount due under its facility, in the event it prevails on its claim against us. Wells Fargo has not yet filed its a motion for summary judgment, however, it has requested, and the court has granted, a hearing date for the lender’s motion on this matter of December 19, 2002. We intend to file a reply to the motion for summary judgment and to defend against Wells Fargo’s lawsuit.

In June 2001, we entered into a loan agreement in the amount of $5.0 million. This loan agreement bears interest at 13.0% and is repayable over 36 months. As of September 30, 2002, this loan agreement was fully drawn and $3.3 million remained outstanding. In August 2002, we amended this loan to secure certain short-term cash deferment. Under the amended terms of this loan agreement, we extended the maturity of the loan by nine months. Commencing September 2002, we will benefit from the reduction in monthly payments over the following 14 months thereby deferring approximately $1,200,000 of principal payments. Commencing November 2003, the deferred principal payments will be repaid over the remaining 17 months of the loan ending March 2005.

Debt Maturities and Operating Lease Commitments

The Company leases its IBX hubs and certain equipment under non-cancelable operating lease agreements expiring through 2025. The following represents the minimum future operating lease payments for these commitments, as well as the combined aggregate maturities for all of the Company’s debt as of September 30, 2002 (in thousands):

	Debt facilities & capital lease obligations	Senior secured credit facility	Senior notes	Operating leases	Total
2002	$2,886	$100,000	$—	$4,063	$106,949
2003	3,483	—	—	16,195	19,678
2004	2,077	—	—	21,225	23,302
2005	537	—	—	21,640	22,177
2006	—	—	—	22,344	22,344
2007 and thereafter	—	—	147,249	189,922	337,171

	$8,983	$100,000	$147,249	$275,389	$531,621

Assuming we are able to complete the combination, the financing and the senior note exchange and comply with future covenants in our credit facility, we anticipate that our existing cash, and cash flow generated from our IBX hubs will be sufficient to meet the working capital, debt service and corporate overhead requirements associated with its operations for the next 12 months. However, there can be no assurances that we will be able to complete the combination, the financing and the senior note exchange and comply with future covenants in our credit facility. In addition, in the event we are unable to complete the combination, the financing and the senior note exchange, we will most likely seek bankruptcy protection. The potential for a future covenant breach and the resultant acceleration of the outstanding borrowings in the current financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might arise should we be unable to continue as a going concern.

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

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. SFAS 145 is effective for the Company for all financial statements issued in fiscal 2003; however, as allowed under the provisions of SFAS 145, the Company decided to early adopt SFAS 145 in relation to extinguishments of debt for the three and nine months ended September 30, 2002.

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

Our credit agreements require that we maintain specific financial ratios and comply with covenants, including a monthly cash covenant, containing numerous restrictions on our ability to incur debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions. Furthermore, our existing financing arrangements are, and future financing arrangements are likely to be, secured by substantially all of our assets. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements. A default, if not waived by our lenders, could result in the acceleration of outstanding indebtedness and cause our debt to become immediately due and payable. If such acceleration occurs, we would not be able to repay our indebtedness and it is unlikely that we would be able to borrow sufficient additional funds to refinance such debt. Even if new financing is made available to us, it may not be available on acceptable terms.

As of June 30, 2002, the Company was not in compliance with certain provisions, including the revenue covenant, of the Amended and Restated Senior Secured Credit Facility. In August 2002, the lenders provided the Company with a waiver and entered into the First Amendment to the Amended and Restated Senior Secured Credit Facility. Under the First Amendment to the Amended and Restated Senior Secured Credit Facility, the Company agreed to prepay $5.0 million of the Amended and Restated Senior Secured Credit Facility at the time of the First Amendment to the Amended and Restated Senior Secured Credit Facility and agreed to a reduction in the total borrowing allowed under the First Amendment to the Amended and Restated Senior Secured Credit Facility to $100.0 million (permanently eliminating the $20.0 million which was previously available for borrowing). In addition, the First Amendment to the Amended and Restated Senior Secured Credit Facility reset the minimum cash balance covenant for the term of the loan. Further, the First Amendment to the Amended and Restated

Senior Secured Credit Facility added a new covenant requiring the Company to convert at least $100.0 million of its Senior Notes into common stock or convertible debt before November 8, 2002 (the “Senior Note Conversion”) on terms satisfactory to the syndicated lenders. In November 2002, the lenders provided the Company with a waiver to certain terms of the First Amendment to the Amended and Restated Senior Secured Credit Facility, including the completion of the Senior Note Conversion by November 8, 2002. However, such waiver will expire if the Combination is terminated or not completed by December 31, 2002 unless the sole reason for the delay is as a result of pending regulatory or other approvals in which case such expiration may be extended to March 31, 2003. If the waiver expires we will be in default and the lenders may require us to repay all amounts outstanding. The Company does not currently have sufficient cash reserves or alternate financing available to repay the amount outstanding under the senior secured credit facility ($100.0 million as of September 30, 2000).

In March 2001, we entered into a loan agreement in the amount of $3.0 million and fully drew down on this amount. This loan agreement bears interest at 13.15% and is repayable over 36 months. As of June 30, 2002, we were not in compliance with one of the requirements of this loan. We have not obtained a waiver for this requirement and the bank has rejected a discounted settlement offer. Wells Fargo has filed a lawsuit against the company seeking to force us to obtain a letter of credit in the full amount of the outstanding balance of the Wells Fargo Loan. As a result, we have reflected the full amount outstanding under this facility totaling $1.6 million as a current obligation on the accompanying balance sheet as of September 30, 2002. In September 2002, Wells Fargo obtained a writ of attachment to secure payment of the full amount due under its facility, in the event it prevails on its claim against us. Wells Fargo has not yet filed its a motion for summary judgment, however, it has requested, and the court has granted, a hearing date for the lender’s motion on this matter of December 19, 2002. We intend to file a reply to the motion for summary judgment and to defend against Wells Fargo’s lawsuit.

We expect to affect a significant de-leveraging event in the near term—this transaction will significantly dilute existing stockholders’ ownership interest in the Company.

In connection with the proposed Combination, financing and senior note exchange, we will issue, or commit to issue, shares of our common stock and preferred stock (and instruments convertible or exercisable into shares of our common stock and preferred stock) representing approximately 77.5% of our capitalization as of the closing of the Combination. The issuance of stock in connection with these transactions will significantly dilute our existing stockholders’ ownership interests. As part of this effort, on October 18, 2002, the Company filed a preliminary proxy statement with the SEC seeking stockholder approval for the issuance of additional shares of our common stock. In addition, in the event the Company is unable to complete the Combination, it may be required to seek bankruptcy court protection to force the conversion of the Senior Notes to equity. The issuance of stock either through bankruptcy or in connection with the Combination will significantly dilute existing stockholders’ ownership interest in the Company.

We are substantially leveraged and we may not generate sufficient cash flow to meet our debt service and working capital requirements.

We are highly leveraged. As of September 30, 2002, we had total indebtedness of $256.2 million consisting primarily of the following:

•	a total of $147.2 million of our Senior Notes;

•	a total of $100.0 million under our Amended and Restated Senior Secured Credit Facility; and

•	other outstanding debt facilities and capital lease obligations.

Our highly leveraged position could have important consequences, including:

•	impairing our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

•	requiring us to dedicate a substantial portion of our operating cash flow to paying principal and interest on our indebtedness, thereby reducing the funds available for operations;

•	limiting our ability to grow and make capital expenditures due to the financial covenants contained in our debt arrangements;

•	impairing our ability to adjust rapidly to changing market conditions, invest in new or developing technologies, or take advantage of significant business opportunities that may arise; and

•	making us more vulnerable if a general economic downturn continues or if our business experiences difficulties.

In the event our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds needed to make required payments related to our indebtedness, or if we breach any covenants under this indebtedness, we would be in default under its terms and the holders of such indebtedness could require repayment of all amounts previously drawn down, and we do not have sufficient cash reserves to repay such amounts.

We may be unable to raise the funds necessary to repay or refinance our indebtedness.

We will be obligated to make principal and interest payments on our credit facility each year until 2006 and on our senior notes each year until 2007. Additionally, in 2006 our credit facility matures and in 2007 our senior notes mature. Each of these obligations require significant amounts of liquidity. We may need additional capital to fund those obligations. Our ability to arrange financing and the cost of this financing will depend upon many factors, including:

•	general economic and capital markets conditions generally, and in particular the non-investment grade debt market;

•	conditions in the Internet infrastructure market;

•	credit availability from banks or other lenders;

•	investor confidence in the telecommunications industry generally and our company specifically;

•	the success of our IBX hubs; and

•	provisions of tax and securities laws that are conducive to raising capital.

If we need additional funds, our inability to raise them will have an adverse effect on our operations. If we decide to raise additional funds by incurring debt, we may become subject to additional or more restrictive financial covenants and ratios.

Failure to comply with Nasdaq’s listing standards could result in our delisting by Nasdaq from the Nasdaq National Market and severely limit the liquidity of our common stock.

Our stock is currently traded on the Nasdaq National Market. Under Nasdaq’s listing maintenance standards, if the closing bid price of a company’s common stock remains under $1.00 per share for 30 consecutive trading days, Nasdaq will issue a deficiency notice to that company. If the closing bid price does not reach at least $1.00 per share for a minimum of ten consecutive trading days during the 90 calendar days following the issuance of the deficiency notice from Nasdaq, Nasdaq may delist that company’s common stock from trading on the Nasdaq National Market. On May 16, 2002, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq’s continued listing requirements because the minimum closing bid price of our common stock had remained below $1.00 for 30 consecutive trading days. The letter further stated that the closing bid price of our common stock must be at least $1.00 per share for ten consecutive trading days during the 90-day period subsequent to May 16, 2002, or Nasdaq will delist our common stock from trading on the Nasdaq National Market on or about August 14, 2002. On August 15, 2002, we received a notice from Nasdaq indicating that the failure of our common stock to maintain Nasdaq’s minimum closing bid price requirement of $1.00 has continued beyond the 90-day probationary period allowed under The Nasdaq National Marketplace Rules and, therefore, our common stock may be delisted. On August 21, 2002, we appealed the delisting decision and requested the delisting be stayed pending a hearing before the Nasdaq Qualifications Panel. A hearing was granted and we appeared before the panel on October 3, 2002. We are currently waiting to receive a final determination from Nasdaq on our appeal.

In order to avoid a delisting of our common stock, we may be required to take various measures including effecting a reverse split of our common stock. We cannot predict that a reverse stock split will increase the market price for our common stock. The history of similar stock split combinations for a company in like circumstances is often not positive. There is no assurance that the market price per share of our common stock following a reverse stock split will either exceed or remain in excess of the $1.00 minimum bid price as required by Nasdaq or that we will otherwise meet the requirements of Nasdaq for continued inclusion for trading on Nasdaq. Furthermore, the liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after a reverse stock split.

If our stock is delisted and thus no longer eligible for quotation on The Nasdaq National Market, it would trade either as a Nasdaq Small Cap issue or in the over-the-counter market, both of which are viewed by most investors as less desirable and less liquid marketplaces. The loss of the Company’s listing on The Nasdaq National Market would also complicate compliance with state blue-sky laws. Furthermore, our ability to raise additional capital would be severely impaired. As a result of these factors, the value of the common stock would decline significantly.

Our stock price has been volatile in the past and is likely to continue to be volatile.

The market price of our common stock has been volatile in the past and is likely to continue to be volatile. In addition, the securities markets in general, and Internet stocks in particular, have experienced significant price volatility and accordingly the trading price of our common stock is likely to be affected by this activity. In addition, to the extent we issue stock in connection with the Combination or to reduce our debt and deleverage the Company, our stock price may fluctuate as a result of the increased number of shares of our common stock outstanding in the market.

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

We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuation in our operating results may cause the market price of our common stock to decline. We expect to experience significant fluctuations in our operating results in the foreseeable future due to a variety of factors, including:

•	changes in general economic conditions and specific market conditions in the telecommunications and Internet industries;

•	conditions related to international operations;

•	growth of Internet use;

•	customer insolvency;

•	the ability of our customers to obtain financing or to fund their capital expenditures;

•	demand for space and services at our IBX hubs;

•	our pricing policies and the pricing policies of our competitors;

•	the timing of customer installations and related payments;

•	customer retention and satisfaction;

•	the provision of customer discounts and credits;

•	the mix of current and proposed products and services and the gross margins associated with such products and services;

•	competition in our markets;

•	the timing and magnitude of capital expenditures and expenses related to the expansion of sales, marketing, operations and acquisitions, if any, of complementary businesses and assets;

•	the effects of terrorist activity and armed conflict, such as disruptions in general economic activity, changes in logistics and security arrangements, and reduced customer demand for our services;

•	the cost and availability of adequate public utilities, including power; and

•	governmental regulation.

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

In addition, a relatively large portion of our expenses is fixed in the short-term, particularly with respect to real estate and personnel expenses, depreciation and amortization, and interest expenses. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. As such, comparisons to prior reporting periods should not be relied upon as indications of our future performance. In addition, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, we could experience an immediate and significant decline in the trading price of our stock.

If we cannot generate higher revenues, we may not be able to comply with the covenants in the credit facility. If we breach the credit facility, the banks could require repayment of all amounts previously drawn down and we will not have sufficient cash reserves to repay such amounts.

We have a history of losses and we anticipate our losses will continue in the future.

As an early-stage company, we have experienced significant operating losses since inception. As of September 30, 2002, we had cumulative net losses of $412.4 million and cumulative cash used in operating activities of $177.4 million since inception. We expect to incur significant losses on a quarterly and annual basis in the foreseeable future. Our failure to significantly increase revenues will result in increased losses. Our revenues are dependent on our ability to continue selling our existing services and our ability to sell new service offerings to both new and existing customers.

We may continue to have customer concentration and the loss of, or decline in business from, our key customers would result in a significant decline in our revenues.

To date, we have relied upon a small number of customers for a majority of our revenue. For the nine months ended September 30, 2002, our single largest customer, IBM, represented 19% of total revenues, and our top 5 customers, excluding equipment sales, represented 41% of our total revenues. Some of our customers have filed voluntary petitions for relief under the Bankruptcy Code, such as Metromedia Fiber Network, Global Crossing, Teleglobe and Worldcom. The difficulties of these customers have adversely affected our operating results; however, these customers continue to provide services in our IBX hubs. For the nine months ended September 30, 2002, sales to customers that have filed for bankruptcy or that otherwise went out of business totaled approximately 16% of total revenues. We expect that we will continue to rely upon a limited number of customers for a significant percentage of our revenue. As a result of this concentration, a loss of, or decrease in business from, one or more of our large customers could have a material and adverse effect on our results of operations and would result in a significant decline in our revenues. To the extent the loss of, or decline in business from, our customers’ results in decreased revenues, we may not be able to comply with certain covenants in our credit agreement.

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

Our business could be harmed by prolonged electrical power outages or shortages, increased costs of energy or general availability of electrical resources.

Our IBX hubs are susceptible to regional costs of power, electrical power shortages, planned or unplanned power outages caused by these shortages, such as those that occurred in California during 2001 and limitations of adequate power resources. The overall power shortage in California has increased the cost of energy, which we may not be able to pass on to our customers. We attempt to limit exposure to system downtime by using backup generators and power supplies. Power outages, which last beyond our backup and alternative power arrangements, could harm our customers and our business.

Risks Related to the Combination, the Financing and the Senior Note Exchange

There are a number of conditions that must be satisfied prior to closing these transactions; if the proposed transactions are not consummated, we will most likely seek bankruptcy protection.

The Combination, the financing and the senior note exchange have a number of conditions that must be satisfied prior to closing these transactions. For instance, the Combination is conditioned on the successful completion of the senior note exchange. This condition requires us to retire at least $124.9 million of our senior notes in the senior note exchange. Prior to signing the combination agreement we only had offers to exchange outstanding senior notes from holders of $101.2 million of our senior notes, requiring the voluntary participation by holders of a significant amount of senior notes. If more than $22.3 million of our senior notes remain outstanding after the senior note exchange, we may be unable to complete the combination and financing. This condition may be waived by two of the three combining companies. However, even if this condition is successfully waived, the existing offers to tender $101.2 million are conditioned on $32.2 million or less of our senior notes remaining outstanding after the completion of the senior note exchange.

In addition, these transactions are conditioned upon our stockholders approving the proposals described in our proxy statement filed with the Securities and Exchange Commission on October 18, 2002, as amended.

If these conditions are not met or waived and if the combination, the financing and the senior note exchange are not consummated, we will most likely seek bankruptcy protection. In the event of a bankruptcy, we anticipate our existing stockholders will be diluted to 0-5% of our capitalization.

Failure to complete the combination, financing and senior note exchange could negatively affect our operating results and our ability to enter into alternative transactions.

If the Combination, financing and senior note exchange are not completed for any reason, regardless of whether we seek bankruptcy protection, we will likely experience a number of adverse consequences, including the following:

•	the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the combination will be completed;

•	an adverse reaction from investors and potential investors may reduce future financing opportunities;

•	our costs related to these transactions, including legal and accounting fees, must be paid even if these transactions are not completed; and

•	we may be obligated to pay the expenses of STT Communications or Pihana, up to $750,000 each, if the combination agreement is terminated.

In addition, if the combination is terminated and we seek another merger or business combination, there can be no assurance that we will be able to find a suitable partner at an attractive price. In addition, while the combination agreement is in effect, we are prohibited from soliciting, initiating or encouraging or entering into extraordinary transactions, such as a merger, sale of assets or other business combination, with any third party. As a result of this prohibition, each company will be precluded from discussing potential transactions and, should the combination not occur, may lose an opportunity for a transaction with another potential partner at a favorable price.

Risks Related to Our Industry

If the economy does not improve and the use of the Internet and electronic business does not grow, our revenues may not grow.

Acceptance and use of the Internet may not continue to develop at historical rates and a sufficiently broad base of consumers may not adopt or continue to use the Internet and other online services as a medium of commerce. Demand for Internet services and products are subject to a high level of uncertainty and are subject to significant pricing pressure. In addition, even if consumers do adopt and continue to use online services, we do not expect a significant increase in revenues until the economy begins to improve generally. As a result, we cannot be certain that a viable market for our IBX hubs will materialize. If the market for our IBX hubs grows more slowly than we currently anticipate, our revenues will not grow and our operating results will suffer. If we cannot grow revenues while reducing costs, we may not be able to comply with the covenants in the credit facility. If we breach the credit facility, the banks could require repayment of all amounts previously drawn down and we will not have sufficient cash reserves to repay such amounts.

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

An immediate 10% increase or decrease in current interest rates would furthermore not have a material impact to our debt obligations due to the fixed nature of our long-term debt obligations, except for the interest expense associated with our credit facility, which bears interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR. As of September 30, 2002, the credit facility had an effective interest rate of 6.72%. The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but does not impact earnings or cash flows of the Company.

The fair market value of our senior notes is based on quoted market prices. The estimated fair value of our senior notes as of September 30, 2002 was approximately $23.6 million.

Foreign Currency Risk

To date, all of our recognized revenue has been denominated in U.S. dollars, generated primarily from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations has been minimal. We expect that future revenues may be derived from customers outside of the U.S. and may be denominated in foreign currency. As a result, our operating results or cash flows may be impacted due to currency fluctuations relative to the U.S. dollar.

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

Item 4.    Controls and Procedures

Within 90 days prior to the date of filing this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

On July 30, 2001 and August 8, 2001, putative shareholder class action lawsuits were filed against Equinix, certain of its officers and directors, and several investment banks that were underwriters of our initial public offering. The cases were filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased our stock between August 10, 2000 and December 6, 2000. The suits allege that the underwriter defendants agreed to allocate stock in Equinix’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for our initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. It is possible that additional similar complaints may also be filed. Equinix and its officers and directors intend to defend the actions vigorously. On October 9, 2002, as part of an agreement with the plaintiffs in such lawsuits, all claims against our officers and directors were dismissed without prejudice.

The Wells Fargo Loan requires the Company to maintain a minimum cash balance at all times. As of June 30, 2002, the Company was not in compliance with this requirement. The Company has not obtained a waiver for this requirement and the bank has rejected a discounted settlement offer. Wells Fargo has filed a lawsuit against the company seeking to force the Company to obtain a letter of credit in the full amount of the outstanding balance of the Wells Fargo Loan. As a result, the Company has reflected the full amount outstanding under this facility totaling $1,631,000 as a current obligation on the accompanying balance sheet as of September 30, 2002. In September 2002, Wells Fargo obtained a writ of attachment to secure payment of the full amount due under its facility, in the event it prevails on its claim against the Company. Wells Fargo has not yet filed its a motion for summary judgment, however, it has requested, and the court has granted, a hearing date for the lender’s motion on this matter of December 19, 2002. The Company intends to file a reply to the motion for summary judgment and to defend against Wells Fargo’s lawsuit.

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

Item 3.    Defaults Upon Senior Securities.

The Wells Fargo Loan requires the Company to maintain a minimum cash balance at all times. As of June 30, 2002, the Company was not in compliance with this requirement. The Company has not obtained a waiver for this requirement and the bank has rejected a discounted settlement offer. Wells Fargo has filed a lawsuit against the company seeking to force the Company to obtain a letter of credit in the full amount of the outstanding balance of the Wells Fargo Loan. As a result, the Company has reflected the full amount outstanding under this facility totaling $1,631,000 as a current obligation on the accompanying balance sheet as of September 30, 2002. In September 2002, Wells Fargo obtained a writ of attachment to secure payment of the full amount due under its facility, in the event it prevails on its claim against the Company. Wells Fargo has not yet filed its a motion for summary judgment, however, it has requested, and the court has granted, a hearing date for the lender’s motion on this matter of December 19, 2002. The Company intends to file a reply to the motion for summary judgment and to defend against Wells Fargo’s lawsuit.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits.

Exhibit Number	Description of Document
3.1********	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.

3.2*	Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2**	Form of Registrant’s Common Stock certificate.

4.6*	Common Stock Registration Rights Agreement (See Exhibit 10.3).

4.9*	Amended and Restated Investors’ Rights Agreement (See Exhibit 10.6).

10.1*	Indenture, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as trustee).

10.2*	Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).

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

10.42*****+	First Amendment to Deed of Lease with TrizecHahn Beaumeade Technology Center LLC, dated as of March 22, 2001.

10.43*****+	First Lease Amendment Agreement with Market Halsey Urban Renewal, LLC, dated as of May 23, 2001.

10.44*****+	First Amendment to Lease with Nexcomm Asset Acquisition I, L.P., dated as of April 18, 2000.

10.45*****+	Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of December 18, 2000.

10.46******	First Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 26, 2001.

10.47******	Amended and Restated Credit and Guaranty Agreement, dated as of September 30, 2001.

10.48******	2001 Supplemental Stock Plan.

Exhibit Number	Description of Document
10.49*******	Deed Terminating a Commercial Lease with Compagnie des Entrepots et Magasins Generaux de Paris, dated as of September 7, 2001.

10.50********	Agreement terminating the Lease Agreement with Naxos Schmirdelwork Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of April 26, 2002.

10.51********	Agreement to Surrender of a Lease Agreement by and between Equinix UK Limited and Quattrocentro Limited, dated as of February 27, 2002.

10.52********
Termination Agreement by and among Equinix, Inc. and Deka Immobilien Investment GMBH, successor in title to GIP Airport B.V., dated as of February 18, 2002, terminating the Lease Agreement with GIP Airport B.V., dated as of April 28, 2000.

10.53********	Second Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of May 20, 2002.

10.54********+	Amended and Restated Master Service Agreement by and between International Business Machines Corporation and Equinix, Inc., dated as of May 1, 2002.

10.55********	Agreement for Termination of Lease and Voluntary Surrender of Premises by and between ARE-2425/2400/2450 Garcia Bayshore LLC and Equinix Operating Co., Inc., dated as of July 12, 2002.

10.56+	Second Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of October 1, 2002.

10.57+	First Amendment to Lease Agreement for property located at 2450 Bayshore Parkway, Mountain View, CA 94043, dated as of October 1, 2002.

10.58	Form of Severance Agreement entered into by the Company and each of the Company’s executive officers.

16.1*	Letter regarding change in certifying accountant.

21.1****	Subsidiaries of Equinix.

99.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.4	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-93749).

**	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement in Form S-1 (Commission File No. 333-39752).

***	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

****	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

*****	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

******	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

*******	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

********	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

+
Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

(b)    Reports on Form 8-K.

On August 22, 2002, the Company filed a Current Report on Form 8-K to report that it received a Nasdaq Staff Determination notice indicating the Equinix failed to comply with the minimum bid price requirement for continued listing as set forth in Marketplace Rule 4450(a)(5).

EQUINIX, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.

Date:	November 8, 2002	By:	/s/ RENEE F. LANAM
Renee F. Lanam Chief Financial Officer, General Counsel and Secretary

		By:	/s/ KEITH D. TAYLOR
Keith D. Taylor Vice President, Finance (Principal Financial and Accounting Officer)