Form 10-Q/A
period 2002-09-30
EQUINIX INC
filed 2002-11-26
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since its inception, the Company has been successful in completing several rounds of financing. During the same period, the Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the year ended December 31, 2001, the Company incurred a loss from operations of $155.3 million and negative cash flows from operations of $68.9 million. For the nine months ended September 30, 2002, the Company incurred a loss from operations of $84.1 million and negative cash flows from operations of $29.7 million. As of September 30, 2002, the Company had an accumulated deficit of $412.4 million. Given the Company’s limited operating history, the Company may not generate sufficient revenue to achieve desired profitability. The Company therefore believes that it will continue to experience operating losses for the foreseeable future. As of September 30, 2002, the Company had $11.6 million of cash and cash equivalents. The Company currently does not believe that this cash is sufficient to meet the Company’s debt service, working capital and corporate overhead requirements during the next six months. As a result, the Company’s auditors have raised substantial doubt about the Company’s ability to continue as a going concern.

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

As a condition to closing the combination and financing, the Company is required to substantially reduce the outstanding amount of Senior Notes so that no more than $22.3 million is outstanding. This condition requires the Company to retire at least $124.9 million of outstanding Senior Notes unless two of the three combining companies agree to waive the condition. Prior to signing the combination agreement, the Company received offers to exchange outstanding Senior Notes from the holders of $101.2 million of Senior Notes, leaving more than $23.7 million additional Senior Notes that the Company is required to exchange in the Senior Note exchange in order to close the combination and the financing. In connection with the combination and financing, the Company will make an offer to exchange cash and shares of the Company’s common stock for all of the Company’s outstanding Senior Notes. Holders of the Company’s Senior Notes will receive an amount of cash and shares of the Company’s common stock based on the aggregate principal amount of Senior Notes exchanged as described in the following tables. The amount of cash and the number of shares exchanged for each Senior Note will vary depending on the aggregate amount of Senior Notes exchanged. The first table describes the amount the Company will pay for every $1.00 of principal of Senior Notes exchanged, while the second table describes the aggregate amount the Company will pay to all holders who exchange their Senior Notes.

Consideration per $1.00 principal amount of Senior Notes exchanged

Total Principal Amount Exchanged ($ in millions)*			Stock Consideration**		Value of Stock Consideration***		Total Consideration per $1.00 Exchanged
Equal to or greater than:	but less than:	Cash Consideration	Minimum Shares	Maximum Shares	Minimum Value	Maximum Value	Minimum Consideration	Maximum Consideration
$115.0	$125.0	$0.13	.432	.469	$0.12	$0.13	$0.25	$0.26
$125.0	$132.5	$0.14	.361	.383	$0.10	$0.11	$0.24	$0.25
$132.5	$140.0	$0.15	.300	.317	$0.08	$0.09	$0.23	$0.24
$140.0	$147.2	$0.16	.248	.261	$0.07	$0.07	$0.23	$0.23
$147.2	NA	$0.17	.212	.212	$0.06	$0.06	$0.23	$0.23

Aggregate consideration for Senior Notes exchanged

Total Principal Amount Exchanged ($ in millions)*					Aggregate Value of Stock Consideration ($ in millions)***
Equal to or greater than:	but less than:	Maximum Aggregate Cash Consideration ($ in millions)	Aggregate Stock Consideration (% of Fully Diluted Capitalization)	Aggregate Stock Consideration (shares in millions)**	Minimum Value	Maximum Value
$115.0	$125.0	$16.3	11%	54.0	$15.1	$16.5
$125.0	$132.5	$18.6	10%	47.9	$13.4	$14.6
$132.5	$140.0	$21.0	9%	42.1	$11.8	$12.8
$140.0	$147.2	$23.6	8%	36.5	$10.2	$11.1
$147.2	NA	$25.0	7%	31.2	$8.7	$9.4

*	For purposes of these tables, the Company has assumed a minimum of $115.0 million of Senior Notes are exchanged.
**
For purposes of these tables, the Company has assumed the Company will issue $30.0 million of convertible secured notes and related warrants in the financing. In addition, the actual number of shares issued per $1.00 in principal amount of Senior Notes is dependent on the principal amount of Senior Notes exchanged within each range. For example, if $115.0 million of Senior Notes are exchanged, a total of 0.469 shares of common stock will be issued per $1.00 in principal amount of Senior Notes. If $125.0 million of Senior Notes are exchanged, a total of 0.432 shares of common stock will be issued per $1.00 in principal amount of Senior Notes. Amounts exchanged between $115.0 million and $125.0 million will result in a sliding scale of common shares issued of between 0.469 and 0.432 shares.

***	Stock value based on the closing price of the Company’s common stock on The Nasdaq National Market on November 22, 2002 of $0.28.
****
Indicates aggregate percentage of the Company’s stock to be held by holders who participate in the Senior Note exchange at the closing, calculated on a fully-diluted, treasury stock basis after giving effect to the actual number of shares issuable in connection with the combination, the financing and the Senior Note exchange. The shares delivered will be allocated pro rata among the holders of Senior Notes to be exchanged.

Prior to closing, the Company will commence an exchange offer for all of its outstanding Senior Notes, and the holders of the Senior Notes will have 20 business days to tender their Senior Notes to the Company in exchange for the consideration described above. Management expects to recognize a substantial gain in the period that such debt is extinguished.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The November 2002 Waiver expires upon the earlier of the closing of the Second Amendment to the Amended and Restated Senior Secured Credit Facility, the termination of the Combination, or December 31, 2002, provided that if the sole reason the Combination has not closed by that date is as a result of pending regulatory and related approvals the date may be extended for up to three successive 30 day periods, but such date shall not be extended past March 31, 2003. If the November 2002 Waiver expires and the Company has not closed the Second Amendment to the Amended and Restated Senior Secured Credit Facility, the Company will be in default under the terms of the First Amendment to the Amended and Restated Senior Secured Credit Facility and the lenders may require the Company to repay all amounts outstanding under the credit facility.

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

Assuming the Company is able to complete the Combination, the financing and the Senior Note exchange by December 31, 2002, the Company anticipates that the combined company will have approximately $30.0 million of cash at closing. The Company believes this cash, together with cash flow generated from the Company’s IBX hubs will be sufficient to meet the Company’s debt service, working capital and corporate overhead requirements associated with the Company’s future operations. However, there can be no assurances that the Company will be able to complete the Combination, the financing and the Senior Note exchange. In the event the Company is unable to complete the Combination, the financing and the Senior Note exchange, the Company will most likely seek bankruptcy protection. The potential for a future covenant breach and the resultant acceleration of the outstanding borrowings in the current financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might arise should the Company be unable to continue as a going concern.

Revenue Recognition

Equinix derives its revenues from (1) recurring revenue streams, such as from the leasing of cabinet space, power and interconnection services and (2) non-recurring revenue streams, such as from the recognized portion of deferred installation revenues, professional services and resale of equipment and bandwidth. Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to three years. Non-recurring installation fees are deferred and recognized ratably over the term of the related contract. Professional service fees are recognized in the period in which the services were provided and represent the culmination of the earnings process. Equipment sale revenues are recognized upon transfer of title and risk of loss to the customer. The Company generally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any resulting credits given to the customer. Historically, these service level credits have not been significant.

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

The November 2002 Waiver expires upon the earlier of the closing of the Second Amendment to the Amended and Restated Senior Secured Credit Facility, the termination of the Combination, or December 31, 2002, provided that if the sole reason the Combination has not closed by that date is as a result of pending regulatory and related approvals the date may be extended for up to three successive 30 day periods, but such date shall not be extended past March 31, 2003. If the November 2002 Waiver expires and the Company has not closed the Second Amendment to the Amended and Restated Senior Secured Credit Facility, the Company will be in default under the terms of the First Amendment to the Amended and Restated Senior Secured Credit Facility and the lenders may require the Company to repay all amounts outstanding under the credit facility. The Company does not currently have sufficient cash reserves available to repay the amount outstanding under the loan.

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

In January 2002, Worldcom completed their installation of fiber in the Company’s New York metropolitan area IBX hub, and the Company valued the unearned portion of the Second Worldcom Venture Fund Warrant and the Third Worldcom Venture Fund Warrant, representing 205,000 and 245,000 shares of the Company’s common stock, respectively. The Second Worldcom Venture Fund Warrant and the Third Worldcom Venture Fund Warrant were valued at $1,040,000 using the Black-Scholes option-pricing model and have been recorded to property and equipment as a leasehold improvement. The following assumptions were used in determining the fair value of these warrants: fair market value per share of $2.32, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 4.00% and a contractual life of five years.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2002, the Company exercised the iStar Lease Option, effective September 30, 2002, for approximately 40 acres of real property. In connection with the exercise of the iStar Lease Option, the landlord was permitted to unconditionally draw down on the $25,000,000 in letters of credit. A portion of these letters of credit, totaling approximately $5,990,000, was recorded as prepaid rent expense. The prepaid rent expense represents the fair market value of the lease costs for the 15 month period from October 1, 2002 to December 31, 2003. The prepaid rent represents the total payments that would have otherwise been paid during this period. The Company plans to amortize this prepaid rent expense ratably over the 15 month period. The remaining balance, approximately $19,010,000, was written off and recorded as a restructuring charge (see Note 14) as the Company was unable to recognize any future economic benefit attributed to the remaining balance of the letters of credit.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth potential issuances of shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (unaudited):

	September 30,
	2002	2001
Common stock warrants	2,106,600	4,462,381
Common stock options	23,123,998	21,167,869
Common stock subject to repurchase	922,630	3,305,685

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

In connection with the VLL Loan Amendment, the Company granted VLL warrants to purchase 1,030,000 shares of the Company’s common stock at $0.01 per share (the “VLL Loan Amendment Warrants”) and repriced the original remaining VLL Warrants, issued in August 1999, to have an exercise price of $0.01 versus the original $3.00 per share (the “Amended and Restated Original VLL Warrants”). Both the VLL Loan Amendment Warrants and the Amended and Restated Original VLL Warrants are immediately exercisable and the VLL Loan Amendment Warrants expire on October 11, 2007 and the Amended and Restated Original VLL Warrants expire on the original expiration date of June 30, 2006. The fair value of the VLL Loan Amendment Warrants using the Black-Scholes option-pricing model was approximately $220,000 with the following assumptions: fair market value per share of $0.22, dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 4.0% and a contractual life of five years. Such amount will be recorded as a discount to the applicable debt based upon the guidance of APB 14 and will be amortized to interest expense, using the effective interest method, over the remaining life of the VLL Loan Amendment. Following the modification of the Amended and Restated Original VLL Warrants, an additional charge of approximately $45,000 will be recorded as an additional debt discount representing the difference between the fair value of the modified option determined in accordance with the provisions of FAS 123 and the value of the old warrants immediately before its terms were modified.

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

As a condition to closing the combination and financing, the Company is required to substantially reduce the outstanding amount of Senior Notes so that no more than $22.3 million is outstanding. This condition requires the Company to retire at least $124.9 million of outstanding Senior Notes unless two of the three combining companies agree to waive the condition. Prior to signing the combination agreement, the Company received offers to exchange outstanding Senior Notes from the holders of $101.2 million of Senior Notes, leaving more than $23.7 million additional Senior Notes that the Company is required to exchange in the Senior Note exchange in order to close the combination and the financing. In connection with the combination and financing, the Company will make an offer to exchange cash and shares of the Company’s common stock for all of the Company’s outstanding Senior Notes. Holders of the Company’s Senior Notes will receive an amount of cash and shares of the Company’s common stock based on the aggregate principal amount of Senior Notes exchanged as described in the following tables. The amount of cash and the number of shares exchanged for each Senior Note will vary depending on the aggregate amount of Senior Notes exchanged. The first table describes the amount the Company will pay for every $1.00 of principal of Senior Notes exchanged, while the second table describes the aggregate amount the Company will pay to all holders who exchange their Senior Notes.

Consideration per $1.00 principal amount of Senior Notes exchanged

Total Principal Amount Exchanged ($ in millions)*			Stock Consideration**		Value of Stock Consideration***		Total Consideration per $1.00 Exchanged
Equal to or greater than:	but less than:	Cash Consideration	Minimum Shares	Maximum Shares	Minimum Value	Maximum Value	Minimum Consideration	Maximum Consideration
$115.0	$125.0	$0.13	.432	.469	$0.12	$0.13	$0.25	$0.26
$125.0	$132.5	$0.14	.361	.383	$0.10	$0.11	$0.24	$0.25
$132.5	$140.0	$0.15	.300	.317	$0.08	$0.09	$0.23	$0.24
$140.0	$147.2	$0.16	.248	.261	$0.07	$0.07	$0.23	$0.23
$147.2	NA	$0.17	.212	.212	$0.06	$0.06	$0.23	$0.23

Aggregate consideration for Senior Notes exchanged

Total Principal Amount Exchanged ($ in millions)*					Aggregate Value of Stock Consideration ($ in millions)***
Equal to or greater than:	but less than:	Maximum Aggregate Cash Consideration ($ in millions)	Aggregate Stock Consideration (% of Fully Diluted Capitalization)	Aggregate Stock Consideration (shares in millions)**	Minimum Value	Maximum Value
$115.0	$125.0	$16.3	11%	54.0	$15.1	$16.5
$125.0	$132.5	$18.6	10%	47.9	$13.4	$14.6
$132.5	$140.0	$21.0	9%	42.1	$11.8	$12.8
$140.0	$147.2	$23.6	8%	36.5	$10.2	$11.1
$147.2	NA	$25.0	7%	31.2	$8.7	$9.4

*	For purposes of these tables, the Company has assumed a minimum of $115.0 million of Senior Notes are exchanged.
**
For purposes of these tables, the Company has assumed the Company will issue $30.0 million of convertible secured notes and related warrants in the financing. In addition, the actual number of shares issued per $1.00 in principal amount of Senior Notes is dependent on the principal amount of Senior Notes exchanged within each range. For example, if $115.0 million of Senior Notes are exchanged, a total of 0.469 shares of common stock will be issued per $1.00 in principal amount of Senior Notes. If $125.0 million of Senior Notes are exchanged, a total of 0.432 shares of common stock will be issued per $1.00 in principal amount of Senior Notes. Amounts exchanged between $115.0 million and $125.0 million will result in a sliding scale of common shares issued of between 0.469 and 0.432 shares.

***	Stock value based on the closing price of the Company’s common stock on The Nasdaq National Market on November 22, 2002 of $0.28.
****
Indicates aggregate percentage of the Company’s stock to be held by holders who participate in the Senior Note exchange at the closing, calculated on a fully-diluted, treasury stock basis after giving effect to the actual number of shares issuable in connection with the combination, the financing and the Senior Note exchange. The shares delivered will be allocated pro rata among the holders of Senior Notes to be exchanged.

Prior to closing, the Company will commence an exchange offer for all of its outstanding Senior Notes, and the holders of the Senior Notes will have 20 business days to tender their Senior Notes to the Company in exchange for the consideration described above. Management expects to recognize a substantial gain in the period that such debt is extinguished.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The November 2002 Waiver expires upon the earlier of the closing of the Second Amendment to the Amended and Restated Senior Secured Credit Facility, the termination of the Combination, or December 31, 2002, provided that if the sole reason the Combination has not closed by that date is as a result of pending regulatory and related approvals the date may be extended for up to three successive 30 day periods, but such date shall not be extended past March 31, 2003. If the November 2002 Waiver expires and the Company has not closed the Second Amendment to the Amended and Restated Senior Secured Credit Facility, the Company will be in default under the terms of the First Amendment to the Amended and Restated Senior Secured Credit Facility and the lenders may require the Company to repay all amounts outstanding under the credit facility. The Company does not currently have sufficient cash reserves available to repay the amount outstanding under the loan.

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

Recent Developments

In September 2002, we exercised an option we had purchased in May 2002 and reduced our obligation under our San Jose ground lease by approximately one-half. In connection with the exercise of this option, we permitted the landlord to unconditionally draw down on the full $25.0 million in letters of credit that had been posted as security for our San Jose ground lease and had been classified as restricted cash and short-term investments on the accompanying balance sheets as of December 31, 2001. The Company recorded a restructuring charge of $19.0 million and the remaining portion of the letters of credit, representing approximately $6.0 million, was recorded as prepaid rent. The $6.0 million prepaid rent is the fair value of the lease payments for the 15 month period commencing October 1, 2002 to December 31, 2003. The prepaid rent represents the total payments that would have otherwise been paid during this period. The prepaid rent will be amortized ratably over this 15 month period.

In October 2002, we entered into the combination agreement and securities purchase agreement for the combination and the financing, respectively.

These proposed transactions will merge Equinix’s indirect wholly-owned subsidiaries with Pihana in exchange for common stock, and purchase all of i-STT’s issued and outstanding stock from STT Communications in exchange for common stock and Series A preferred stock. Upon completion of the proposed combination, Pihana will have a minimum of $23.0 million in cash and cash equivalents, once adjusted for changes in working capital and capital expenditures. At closing, the Pihana cash, in conjunction with the financing transaction that will raise a minimum of $30.0 million and a maximum of $40.0 million of additional capital, will provide Equinix with additional cash for operations and allow Equinix to retire and restructure a significant portion of its outstanding debt. As a condition to closing the combination and financing transactions, Equinix must substantially reduce the amount of senior notes outstanding so that no more than $22.3 million of senior notes remain outstanding at closing. By substantially reducing the amount of senior notes outstanding, Equinix will significantly reduce the amount of cash interest expense and principal payments. The combination, financing and senior note exchange will immediately improve Equinix’s financial condition by increasing the amount of cash available for operations, reducing the amount of the combined companies operating expenses through synergistic efficiencies, including a closing condition whereby Pihana must terminate and amend certain leasehold interests and reduce a significant portion of its workforce, and reducing the amount of annual cash interest expense of approximately $23.1 million. Finally, as a condition to closing the combination, financing and senior note exchange, Equinix is required to amend the terms of the credit facility. As part of this amendment, Equinix will prepay a certain portion of the credit facility and eliminate a number of restrictive financial covenants including minimum revenue and maximum EBITDA performance levels.

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

In connection with the combination, financing and the senior note exchange, we entered into discussions with our senior lenders on the principal terms for a further amendment to our credit facility, and such lenders have agreed to recommend the terms of a further amendment to their committees. The most significant terms and conditions of the proposed amendment are:

•	we will be granted a full waiver of previous covenant breaches and will be granted consent to use a minimum of $15.0 million cash to retire our senior notes;

•
future revenue and EBITDA covenants will be eliminated and the remaining covenants and ratios will be reset consistent with the future performance of the combined company for the remaining term of the loan;

•	we will permanently repay $7.5 million of the currently outstanding $100.0 million; and

•	the amortization schedule for our credit facility will be amended such that the minimum amortization due in 2002-2004 will be significantly reduced and some amortization will be extended to 2006.

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

Risk and Uncertainties

Our financial results have been prepared assuming we will continue as a going concern. Since inception, we have experienced operating losses and negative cash flow. As of September 30, 2002 we had an accumulated deficit of $412.4 million and accumulated cash used in operating and construction activities of $692.3 million. Given our limited operating history, we may not generate sufficient revenue to achieve desired profitability. We therefore believe that we will continue to experience operating losses for the foreseeable future. As of September 30, 2002 we had $11.6 million of cash and cash equivalents. We currently do not believe that this cash is sufficient to meet our debt service, working capital and corporate overhead requirements during the next six months. As a result, our auditors have raised substantial doubt about our ability to continue as a going concern.

Assuming we are able to complete the combination, the financing and the senior note exchange by December 31, 2002, we anticipate that the combined company will have approximately $30.0 million of cash at closing. We believe this cash, together with cash flow generated from our IBX hubs will be sufficient to meet our debt service, working capital and corporate overhead requirements associated with our future operations. However, there can be no assurances that we will be able to complete the combination, the financing and the senior note exchange. In the event we are unable to complete the combination, the financing and the senior note exchange, we will most likely seek bankruptcy protection. The potential for a future covenant breach and the resultant acceleration of the outstanding borrowings in the current financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might arise should we be unable to continue as a going concern. See “Other Factors Affecting Operating Results.”

Results of Operations

Three Months Ended September 30, 2002 and 2001

Revenues.    We recognized revenues of $20.2 million for the three months ended September 30, 2002, as compared to revenues of $17.2 million for the three months ended September 30, 2001. Revenues consisted of recurring revenues of $15.9 million and $15.7 million, respectively, for the three months ended September 30, 2002 and 2001, primarily from the leasing of cabinet space. Non-recurring revenues were $4.3 million and $1.5 million, respectively, for the three months ended September 30, 2002 and 2001, primarily related one-time settlement fees associated with certain customer right-sizing or contract terminations and the recognized portion of deferred installation revenue and custom service revenues. One-time settlements fees recognized during the three months ended September 30, 2002 totaled approximately $2.9 million, including a $2.8 million one-time settlement with Qwest, and $430,000 for the corresponding period in 2001. Installation and service fees are recognized ratably over the term of the contract. Custom service revenues are recognized upon completion of the services. One-time settlement fees are recognized upon contract termination. In February and March 2002, we entered into equipment reseller agreements with two related party companies. Included within the $4.3 million of non-recurring revenues for the three months ended September 30, 2002, were $190,000 of equipment sales resulting from these two equipment reseller agreements. There were no equipment sales in the three months ended September 30, 2001. Excluding equipment sales, we recognized revenues of $20.0 million for the three months ended September 30, 2002 as compared to revenues of $17.2 million for the three months ended September 30, 2001, a 16% increase.

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

Cost of Revenues.    Cost of revenues increased to $26.2 million for the three months ended September 30, 2002 from $24.6 million for the three months ended September 30, 2001. These amounts included $12.2 million and $9.6 million, respectively, of depreciation expense and $49,000 and $19,000, respectively, of stock-based compensation expense. In addition to depreciation and stock-based compensation, cost of revenues consists primarily of rental payments for our leased IBX hubs, site employees’ salaries and benefits, utility costs, power and redundancy system engineering support services and related costs and security services. Furthermore, cost of revenues for the three months ended September 30, 2002 included the costs associated with equipment sales, which was approximately $176,000. Excluding depreciation, stock-based compensation expense and the costs of equipment sales, cash cost of revenues decreased period over period to $13.8 million for the three months ended September 30, 2002 from $15.0 million for the three months ended September 30, 2001, an 8% decrease. Cash cost of revenues for the three months ended September 30, 2001 included costs related to our European expansion plans. Due to the restructuring charge that we recorded in the third quarter of 2001, these costs were not in our cash cost of revenues for the three months ended September 30, 2002; however, these savings were partially offset by the additional costs incurred from (a) our newest and largest IBX hub opened during the first quarter of 2002 in the New York metropolitan area and (b) the costs associated with the ramp-up of our existing IBX hubs. In September 2002, we exercised an option to reduce the monthly operating costs under the San Jose ground lease by approximately one-half commencing October 2002. We anticipate that the costs associated with our new IBX hub and the continued ramp-up of our other existing IBX hubs, will continue to increase in the foreseeable future; however, the cost savings resulting from the elimination of approximately half of the San Jose ground lease costs commencing in October 2002 will more than offset these cost increases, resulting in an overall decrease in cost of revenues for the foreseeable future.

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

Nine Months Ended September 30, 2002 and 2001

Revenues.    We recognized revenues of $58.4 million for the nine months ended September 30, 2002, as compared to revenues of $45.9 million for the nine months ended September 30, 2001. Revenues consisted of recurring revenues of $47.8 million and $42.3 million, respectively, for the nine months ended September 30, 2002 and 2001, primarily from the leasing of cabinet space. Non-recurring revenues were $10.6 million and $3.6 million, respectively, for the nine months ended September 30, 2002 and 2001, primarily related to one-time settlement fees associated with certain customer right-sizing or contract terminations and the recognized portion of deferred installation revenue and custom service revenues. One-time settlement fees recognized during the nine months ended September 30, 2002 totaled approximately $4.5 million, including a $2.8 million one-time settlement with Qwest received in the third quarter of 2002, and $500,000 for the corresponding period in 2001. Installation and service fees are recognized ratably over the term of the contract. Custom service revenues are recognized upon completion of the services. One-time settlement fees are recognized upon contract termination. In February and March 2002, we entered into equipment reseller agreements with two related party companies. Included within the $10.7 million of non-recurring revenues for the nine months ended September 30, 2002, were $2.9 million of equipment sales resulting from these two equipment reseller agreements. There were no equipment sales in the nine months ended September 30, 2001. Excluding equipment sales, we recognized revenues of $55.4 million for the nine months ended September 30, 2002 as compared to revenues of $45.9 million for the nine months ended September 30, 2001, a 21% increase.

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

Cost of Revenues.    Cost of revenues increased to $78.6 million for the nine months ended September 30, 2002 from $74.6 million for the nine months ended September 30, 2001. These amounts included $35.1 million and $30.0 million, respectively, of depreciation expense and $216,000 and $412,000, respectively, of stock-based compensation expense. In addition to depreciation and stock-based compensation, cost of revenues consists primarily of rental payments for our leased IBX hubs, site employees’ salaries and benefits, utility costs, power and redundancy system engineering support services and related costs and security services. Furthermore, cost of revenues for the nine months ended September 30, 2002 included the costs associated with $2.9 million in equipment sales we recorded, which was approximately $2.8 million. Excluding depreciation, stock-based compensation expense and the costs of equipment sales, cash cost of revenues decreased period over period to $40.5 million for the nine months ended September 30, 2002 from $44.2 million for the nine months ended September 30, 2001, an 8% decrease. Cash cost of revenues for the nine months ended September 30, 2001 included costs related to our European expansion plans. Due to the restructuring charge that we recorded in the third quarter of 2001, these costs were not in our cash cost of revenues for the nine months ended September 30, 2002; however, these savings were partially offset by the additional costs incurred from (a) our newest and largest IBX hub opened during the first quarter of 2002 in the New York metropolitan area and (b) the costs associated with the ramp-up of our existing IBX hubs. In September 2002, we exercised an option to reduce the monthly operating costs under the San Jose ground lease by approximately one-half commencing October 2002. We anticipate that the costs associated with our new IBX hub and the continued ramp-up of our other existing IBX hubs, will continue to increase in the foreseeable future; however, the cost savings resulting from the elimination of approximately half of the San Jose ground lease costs commencing in October 2002 will more than offset these cost increases, resulting in an overall decrease in cost of revenues for the foreseeable future.

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

Credit Facility

In December 2000, we entered into the credit facility with a syndicate of lenders under which, subject to our compliance with a number of financial ratios and covenants, we were permitted to borrow up to $150.0 million. As of September 30, 2001, we had borrowed the entire $150.0 million under this facility. In October 2001, in conjunction with the repayment of $50.0 million, we amended the credit facility to decrease total borrowing allowed to $125.0 million and to reset certain financial covenants to more accurately reflect market conditions. The credit facility requires us to maintain specific financial ratios and comply with quarterly, and in some circumstances, monthly covenants requiring us to, among other things, achieve specific revenue targets at levels significantly above historical revenues, maintain certain minimum cash balances and limit our EBITDA losses. As of June 30, 2002, we were not in compliance with several of these provisions, including the revenue covenant. In August 2002, the senior lenders provided us with a waiver and further amended the credit facility. Under this amendment we agreed to prepay $5.0 million and agreed to a reduction in the total borrowing allowed under the credit facility to $100.0 million (permanently eliminating the $20.0 million which was previously available for borrowing). In connection with the proposed combination and financing, we have entered into further discussions with our senior lenders on the principal terms for a further amendment to the credit facility and such lenders have agreed to recommend the terms of this amendment to their committees. The most significant terms and conditions of the proposed amendment are:

•	we will be granted a full waiver of previous covenant breaches and will be granted consent to use a minimum of $15.0 million of cash to retire our senior notes;

•
future revenue and EBITDA covenants will be eliminated and the remaining covenants and ratios will be reset consistent with future performance of the combined company for the remaining term of the loan;

•	we will permanently repay $7.5 million of the currently outstanding $100.0 million balance; and

•	the amortization schedule for the credit facility will be amended such that the minimum amortization due in 2002-2004 will be significantly reduced and some amortization will be extended to 2006.

In November 2002, the lenders agreed to further amend the credit facility as follows:

•	We were granted a waiver of the covenant requiring us to convert $100.0 million of senior notes by November 8, 2002.

•	We were granted a waiver to reset the minimum revenue and maximum EBITDA loss covenants through December 31, 2002 and the minimum cash balance covenant through March 31, 2003.

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

In March 2001, we entered into a loan agreement with Wells Fargo in the amount of $3.0 million and fully drew down on this amount. This loan agreement bears interest at 13.15% and is repayable over 36 months. As of June 30, 2002, we were not in compliance with one of the requirements of this loan. We have not obtained a waiver for this requirement and the bank has rejected a discounted settlement offer. Wells Fargo has filed a lawsuit against the company seeking to force us to obtain a letter of credit in the full amount of the outstanding balance of the Wells Fargo loan. As a result, we have reflected the full amount outstanding under this facility totaling $1.6 million as a current obligation on the accompanying balance sheet as of September 30, 2002. In September 2002, Wells Fargo obtained a writ of attachment to secure payment of the full amount due under its facility, in the event it prevails on its claim against us. Wells Fargo has not yet filed a motion for summary judgment, however, it has requested, and the court has granted, a hearing date for the lender’s motion on this matter of December 19, 2002. We intend to file a reply to the motion for summary judgment and to defend against Wells Fargo’s lawsuit.

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

Debt Maturities and Operating Lease Commitments

The Company leases its IBX hubs and certain equipment under non-cancelable operating lease agreements expiring through 2025. The following represents the minimum future operating lease payments for these commitments, as well as the combined aggregate maturities for all of the Company’s debt as of September 30, 2002 (in thousands):

	Debt facilities and capital lease obligations	Senior secured credit facility	Senior notes	Operating leases	Total
2002	$2,886	$100,000	$—	$4,063	$106,949
2003	3,483	—	—	16,195	19,678
2004	2,077	—	—	21,225	23,302
2005	537	—	—	21,640	22,177
2006	—	—	—	22,344	22,344
2007 and thereafter	—	—	147,249	189,922	337,171

	$8,983	$100,000	$147,249	$275,389	$531,621

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

Our stock is currently traded on the Nasdaq National Market. Under Nasdaq’s listing maintenance standards, if the closing bid price of a company’s common stock remains under $1.00 per share for 30 consecutive trading days, Nasdaq will issue a deficiency notice to that company. If the closing bid price does not reach at least $1.00 per share for a minimum of ten consecutive trading days during the 90 calendar days following the issuance of the deficiency notice from Nasdaq, Nasdaq may delist that company’s common stock from trading on the Nasdaq National Market. On May 16, 2002, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq’s continued listing requirements because the minimum closing bid price of our common stock had remained below $1.00 for 30 consecutive trading days. The letter further stated that the closing bid price of our common stock must be at least $1.00 per share for ten consecutive trading days during the 90-day period subsequent to May 16, 2002, or Nasdaq will delist our common stock from trading on the Nasdaq National Market on or about August 14, 2002. On August 15, 2002, we received a notice from Nasdaq indicating that the failure of our common stock to maintain Nasdaq’s minimum closing bid price requirement of $1.00 has continued beyond the 90-day probationary period allowed under The Nasdaq National Marketplace Rules and, therefore, our common stock may be delisted. On August 21, 2002, we appealed the delisting decision and requested the delisting be stayed pending a hearing before the Nasdaq Qualifications Panel. A hearing was granted and we appeared before the panel on October 3, 2002. On November 25, 2002 the Nasdaq Qualifications Panel issued a decision to continue the listing of the Company’s securities on the Nasdaq National Market. However, such continuance of the Company’s National Market listing is contingent upon the Company’s ability to demonstrate compliance with all of the requirements for initial listing on The Nasdaq National Market. In addition, the Panel’s decision is contingent upon the completion of the proposed combination and related transactions on or before December 31, 2002.

In order to avoid a delisting of our common stock, we may be required to take various measures including effecting a reverse split of our common stock. We cannot predict that a reverse stock split will increase the market price for our common stock for a sustained period of time. The history of similar stock split combinations for a company in like circumstances is often not positive. There is no assurance that the market price per share of our common stock following a reverse stock split will either exceed or remain in excess of the $1.00 minimum bid price as required by Nasdaq or that we will otherwise meet the requirements of Nasdaq for initial inclusion for trading on Nasdaq. Furthermore, the liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after a reverse stock split.

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

The Wells Fargo Loan requires the Company to maintain a minimum cash balance at all times. As of June 30, 2002, the Company was not in compliance with this requirement. The Company has not obtained a waiver for this requirement and the bank has rejected a discounted settlement offer. Wells Fargo has filed a lawsuit against the company seeking to force the Company to obtain a letter of credit in the full amount of the outstanding balance of the Wells Fargo Loan. As a result, the Company has reflected the full amount outstanding under this facility totaling $1,631,000 as a current obligation on the accompanying balance sheet as of September 30, 2002. In September 2002, Wells Fargo obtained a writ of attachment to secure payment of the full amount due under its facility, in the event it prevails on its claim against the Company. Wells Fargo has not yet filed a motion for summary judgment, however, it has requested, and the court has granted, a hearing date for the lender’s motion on this matter of December 19, 2002. The Company intends to file a reply to the motion for summary judgment and to defend against Wells Fargo’s lawsuit.

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

Item 3.    Defaults Upon Senior Securities.

The Wells Fargo Loan requires the Company to maintain a minimum cash balance at all times. As of June 30, 2002, the Company was not in compliance with this requirement. The Company has not obtained a waiver for this requirement and the bank has rejected a discounted settlement offer. Wells Fargo has filed a lawsuit against the company seeking to force the Company to obtain a letter of credit in the full amount of the outstanding balance of the Wells Fargo Loan. As a result, the Company has reflected the full amount outstanding under this facility totaling $1,631,000 as a current obligation on the accompanying balance sheet as of September 30, 2002. In September 2002, Wells Fargo obtained a writ of attachment to secure payment of the full amount due under its facility, in the event it prevails on its claim against the Company. Wells Fargo has not yet filed a motion for summary judgment, however, it has requested, and the court has granted, a hearing date for the lender’s motion on this matter of December 19, 2002. The Company intends to file a reply to the motion for summary judgment and to defend against Wells Fargo’s lawsuit.

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

10.53********	Second Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of May 20, 2002.

10.54********+	Amended and Restated Master Service Agreement by and between International Business Machines Corporation and Equinix, Inc., dated as of May 1, 2002.

10.55********	Agreement for Termination of Lease and Voluntary Surrender of Premises by and between ARE-2425/2400/2450 Garcia Bayshore LLC and Equinix Operating Co., Inc., dated as of July 12, 2002.

10.56+*********	Second Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of October 1, 2002.

10.57+*********	First Amendment to Lease Agreement for property located at 2450 Bayshore Parkway, Mountain View, CA 94043, dated as of October 1, 2002.

10.58*********	Form of Severance Agreement entered into by the Company and each of the Company’s executive officers.

16.1*	Letter regarding change in certifying accountant.

21.1****	Subsidiaries of Equinix.

99.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-93749).

**	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement in Form S-1 (Commission File No. 333-39752).

***	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

****	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

*****	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

******	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

*******	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

********	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

*********	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

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

EQUINIX, INC.

Date:	November 26, 2002	By:	/s/ RENEE F. LANAM
Renee F. Lanam Chief Financial Officer, General Counsel and Secretary

		By:	/s/ KEITH D. TAYLOR
Keith D. Taylor Vice President, Finance (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Peter F. Van Camp, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Equinix, Inc

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 26, 2002

/S/    PETER F. VAN CAMP

Peter F. Van Camp
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Renee F. Lanam, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Equinix, Inc.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 26, 2002

/s/    RENEE F. LANAM

Renee F. Lanam
Chief Financial Officer