Form 10-K
period 2002-12-31
EQUINIX INC
filed 2003-03-27
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-31293

EQUINIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0487526
(State of incorporation)	(IRS Employer Identification No.)

301 Velocity Way, Fifth Floor, Foster City, California 94404

(Address of principal executive offices, including ZIP code)

(650) 513-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $27.5 million.

As of February 28, 2003, a total of 8,500,040 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2003 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2002. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

EQUINIX, INC.

FORM 10-K

DECEMBER 31, 2002

PART I

ITEM 1.    BUSINESS

The words “Equinix”, “we”, “our”, “ours”, “us” and the “Company” refer to Equinix, Inc. All statements in this discussion that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Equinix’s “expectations”, “beliefs”, “hopes”, “intentions”, “strategies” or the like. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Equinix cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-K. Equinix expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Equinix’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Overview

Equinix designs, builds and operates Internet Business Exchange (“IBX”) hubs where Internet businesses place their equipment and their network facilities in order to interconnect with each other to improve Internet performance. We currently operate fifteen IBX hubs located in six countries in the United States and Asia-Pacific that allow critical Internet networks, global enterprises, content providers and other infrastructure providers to connect their networks to manage and grow their network and Internet operations for significant cost savings and increased performance and reliability. We have successfully united the major companies that make up the Internet under one roof, which provides our customers the opportunity to directly connect to networks and managed service partners in order to increase performance and lower their costs of operations. The world’s top tier Internet service providers, the majority of the most important access networks and second tier carriers, many international carriers and 5 of the top 7 web properties have all located at our IBX hubs to directly connect with each other and their customers.

We provide a wide range of network-neutral colocation, traffic exchange, connectivity and managed IT infrastructure services to our customers. We build and manage premier colocation hubs, which offer state of the art design and security for customers’ colocation needs. The colocation products include cabinets, power, cross connections and professional services for installation and maintenance of our customers’ colocation products. Traffic exchange services allow customers to trade network traffic with each other simply and easily. More than 100 major bandwidth providers and Internet service providers have placed their operations at our IBX hubs in order to interconnect with each other and with business users of network services. These customers include the world’s top networks such as AT&T, WorldCom/UUNET, Sprint, KDDI, British Telecom, Cable&Wireless, Qwest, and Level 3. We are a neutral or “open” IBX environment because we do not operate our own network. As a result, we are able to offer direct interconnection to the largest aggregation of bandwidth providers and Internet service providers. This aggregation of providers attracts customers such as Electronic Arts, Electronic Data Systems, Goldman Sachs, Google, IBM, Kyocera, MSN, Washingtonpost.Newsweek Interactive and Yahoo!. Direct interconnection to our aggregation of networks, which serve more than 90% of the world’s Internet routes, allows our customers to significantly reduce costs, including the costs of purchasing circuits to reach partners in multiple locations, and significantly enhances the speed and reliability of their operations.

The wide variety of networks and business partners is an important reason why customers choose us, and customers look to Equinix to help manage this choice in order to simplify their operations. We also offer a suite of managed IT infrastructure services and will continue to provide new services to help customers maximize the advantage of multiple bandwidth and Internet service providers. These services include the management of multiple carriers, disaster recovery and other outsourcing services. For example, we offer customers connectivity to bandwidth from multiple carriers and provide all of the necessary management and routing technology to ensure each customer is getting the maximum benefits of carrier redundancy. We also provide customers monitoring and site management services so that customers have direct insight into how their operations are performing. Disaster recovery services include remote backup and recovery, standby operations facilities and data storage services. In addition, a wider suite of managed services such as messaging services is offered in select Asia-Pacific locations. All of these services provide customers with one simple point of contact for contracting and ongoing support and maintenance. We will continue to introduce new services that customers can use to improve the overall performance of their operations.

In December 2002, Equinix merged with two of the leading network-neutral colocation providers in Asia to expand our footprint into the fast growing Asia-Pacific market. We now have fifteen IBX hubs, consisting of more than one million square feet, which operate in key United States and Asia-Pacific Internet intersection points. In the US, Equinix has an IBX hub in Washington, D.C., Dallas, Chicago, Honolulu, Silicon Valley and two each in Los Angeles and the New York area. In Asia-Pacific, Equinix has an IBX hub in Hong Kong, Tokyo, Sydney, Bangkok and two IBX hubs in Singapore. In addition, we have a strategic partnership established in Europe to serve our customers’ needs.

Industry Background

The Internet is a collection of numerous independent networks interconnected with each other to form a network of networks. Users on different networks are able to communicate with each other through interconnection between these networks. For example, when a user of the Internet sends an email to another user, assuming that each person uses a different network provider, the email must pass from one network to the other in order to get to the final destination.

In order to accommodate the rapid growth of Internet traffic, an organized approach for network interconnection was needed. The exchange of traffic between these networks became known as peering. Peering is when networks trade traffic at relatively equal amounts and set up agreements to trade traffic for free. At first, government and non-profit organizations established places where these networks could exchange traffic, or peer, with each other—these points were known as network access points, or NAPs. Over time, many NAPs became a natural extension of carrier services and were run by such companies as MFS (later known as WorldCom/UUNET), Sprint, Ameritech and Pacific Bell (both later known as SBC).

Ultimately, these NAPs were unable to scale with the growth of the Internet and the lack of “neutrality” by the carrier owners of these NAPs created a conflict of interest with the participants. This created a market need for network-neutral interconnection points that could accommodate the rapidly growing need to increase performance for enterprise and consumer users of the Internet, especially with the rise of important content providers such as Microsoft, Yahoo!, America Online and others. In addition, the providers, as well as a growing number of enterprises required a more secure, reliable solution for direct connection to a variety of telecommunications networks as the importance of the Internet continued to grow.

To accommodate Internet traffic growth, the largest of these networks left the NAPs and began trading traffic by placing private circuits between each other. Peering which once occurred at the NAP locations were moved to these private circuits. Over the years, these circuits became expensive to expand and could not be built fast enough to accommodate the growth in traffic. This led to a need by the large carriers to find a more efficient way to trade traffic or peer. Customers have chosen Equinix for their peering operations because they are now able to reach all of the networks they peer with all in one location, with simple direct connections. Their ability to peer across the room, instead of across a metro area has increased the scalability of their operations while decreasing cost by upwards of 50%.

Our IBX hubs are the next-generation exchange points. They are designed to handle the scalability issues that exist between both large and small networks, as well as the interconnection between the emerging companies who have become critical to the Internet. We have been successful in uniting the major companies that make up the Internet infrastructure including AT&T, Cable & Wireless, Level 3, Qwest, Sprint and UUNET/Worldcom. These companies, which constitute the world’s largest top Internet service providers, together with most of the major access networks, including SBC, Shaw Communications, Cox Communications, Comcast Corporation, America Online and MSN, second tier backbones such as Williams, Global Crossing, and Verio, top international telecommunications carriers, including British Telecom, Deutsche Telecom, France Telecom, KDDI, Singapore Telecom, StarHub, Japan Telecom, Hutchison, Bell Canada, Telia and Telstra, and almost every fiber, sonet, Ethernet and competitive local exchange company, including OnFiber Communications, Yipes, Looking Glass Networks and Cogent Communications, and incumbent local exchange company, including Verizon, SBC and Ameritech, are our customers and use us to interconnect with each other and their customers. Additionally, we provide an important industry leadership role in the area of exchange points and are consistently looked to as an industry expert and key influence in this subject matter.

Large and small content providers and enterprises can now control their own network performance and destiny by choosing the various service providers they wish to work with and by establishing direct connections or by contracting through Equinix for this connectivity. For our customers, this represents significant cost savings and increased performance.

Our Solution

Our IBX hubs provide the environment and services to meet the networking and IT operations challenges facing enterprises, networks and Internet businesses today. As a result, we are able to provide the following key benefits to our customers:

Performance.    Because we provide direct access to the providers that serve more than 90% of the world’s Internet networks and users, customers can quickly, efficiently, cost-effectively and reliably exchange traffic with their network services providers for higher performance operations. Access to the more than 100 networks ensures high-quality interconnection. With the mass of networks present, global enterprises are increasingly looking at ways to provide network diversity and increase performance of their operations, and are utilizing our IBX hubs to ensure their IT infrastructures are operating at the core of the Internet. By using multiple networks, customers are able to insure their operations in the event that one of their network service providers has a service interruption or restructuring in the business. The network service providers and geographic diversity we offer provides customers with the flexibility to enable the highest performing Internet operations.

Improved Economics.    Our U.S. services such as Equinix GigE Exchange and Equinix Internet Core Exchange facilitate peering and dramatically reduce costs for critical transit, peering and traffic exchange operations by eliminating the costs of private peering or local loops. Networks such as SBC and Shaw Communications and content providers such as Yahoo!, MSN and Google can save between 20% to 40% of bandwidth costs through the traffic exchange services we offer. In addition, in both the U.S. and Asia-Pacific, content companies and enterprises can save significant bandwidth costs because the number of networks housed within Equinix competing for the traffic of these companies results in lowers prices while increasing performance.

Access to International Markets.    Equinix offers it’s network, content and enterprise customers a one-stop solution for their outsourced IT infrastructure needs in the U.S. and Asia-Pacific. This is especially important for U.S. enterprises who want to expand into Asia-Pacific, where a myriad of complexities for doing business in each country remains challenging. Equinix offers a consistent standard of quality, a single contract and a single point of support for all our locations throughout the U.S. and Asia-Pacific.

Our Strategy

Our objective is to become the premier hub for critical Internet players to locate their operations in order to gain maximum benefits from the choice of networks and partners in the most simple and efficient manner. To accomplish this objective we employ the following strategies:

Leverage the Network Effect.    We have assembled a “critical mass” of premier network providers and content companies and have become one of the core hubs of the Internet. This critical mass is a key selling point since content companies want to connect with a diverse set of networks to provide the best connectivity to their end-customers, and network companies want to sell bandwidth to content customers and interconnect with other networks in the most efficient manner. In addition, as these companies locate in our IBX hubs, they often require their suppliers and business partners to do so as well so that the full economic and performance benefits of direct interconnection can occur. These partners, in turn, pull in their business partners, thus creating a “network effect” of customer adoption. For example, a large content provider or network may require that their networking partners, with whom they need to trade traffic with, locate in the same IBX hub. Similarly, a large financial site that chooses to locate in one of our IBX hubs may encourage a bandwidth provider, a site management company or another content partner, like a financial news service, to locate in the same IBX hub. In turn, these bandwidth providers or content partners will bring their business partners to the IBX hub. We have over 100 unique networks, including all of the top tier networks, allowing our customers to directly interconnect with providers that serve more than 90% of global Internet routes.

Leverage IBX Hubs for New Products and Services.    The leading networks that we have assembled uniquely positions our IBX hubs as the place to be for critical Internet companies in the U.S. and Asia-Pacific. We intend to leverage this position and offer additional traffic exchange and managed IT infrastructure services that are important to traffic exchange and the ability for enterprise companies to utilize multiple networks.

Promote our IBX hubs as the Highest Performance Points on the Internet.    With all of the major U.S. carriers, many of the key international networks, five of the top seven web properties, and the more than 100 total networks as customers, our IBX hubs operate as the highest performance points on the Internet for network and Internet operations. We plan to leverage our position as the industry standard for the highest quality Internet exchange hubs to attract more networks including additional international networks, access and cable networks, as well as additional leading content and global enterprise companies. We have established a strong brand following in the networking community and through industry education and promotion, we intend to build on our strong following among all top networks, managed services providers, enterprises and content providers.

Customers

Customers typically sign renewable contracts of one or more years in length, often with options on additional space and services. Our single largest customer, IBM, represented approximately 20% and 15% of total revenues for the twelve months ended December 31, 2002 and 2001, respectively. No other single customer accounted for more than 10% of revenues for the twelve months ended December 31, 2002 or 2001.

We consider the following companies to be the core of our customer base and we offer each customer a choice of business partners and solutions that are designed to meet their unique and changing needs:

•	Bandwidth providers (telecommunications carriers) and Internet service providers, or ISPs;

•	Enterprises, content providers and e-commerce companies supplying information, education or entertainment content and conducting the sale of goods and services; and

•	Systems Integrators and hosting companies that integrate and manage a customer’s end-to-end web presence and performance.

Products and Services

Our products and services are comprised of four types: Colocation, Connectivity, Traffic Exchange and Managed IT Infrastructure services.

Colocation Services

The Equinix IBX provides our customers with secure, reliable and fault-tolerant environments that are necessary for optimum Internet commerce interconnection. Our IBX hubs include multiple layers of physical security, scalable cabinet space availability, on-site trained staff 24 hours per day, 365 days per year, dedicated areas for customer care and equipment staging, redundant AC/DC power systems and multiple other redundant, fault-tolerant infrastructure systems. Some specifications or services provided may differ in our Asian-Pacific locations in order to properly meet the local needs of customers in those locations.

Within our IBX hubs, customers can place their equipment and interconnect with a choice of Internet companies. We also provide customized solutions for customers looking to package our IBX space as part of their complete, one-stop shop solution. Our colocation products and services include:

Cabinets.    Customers have several choices for colocating their networking and server equipment. They can place the equipment in one of our shared or private cages or customize their space to build their own data hub within an IBX hub. Cable trays support cables between and among cabinets. As a customer’s colocation requirements increase, they can expand within their original cage or upgrade into a cage that meets their expanded requirements. Cabinets are priced with an initial installation fee and an ongoing recurring monthly charge.

Shared Cages.    A shared cage environment is designed for customers needing less than five full cabinets to house their equipment. Each cabinet in a shared cage is individually secured with an advanced electronic locking system.

Private Cages.    Customers that contract for a minimum of five full cabinets can use a private cage to house their equipment. Private cages are also available in larger full cabinet sizes. Each private cage is individually secured with the biometric hand-geometry system or other appropriate security.

IBXflex.    This service allows customers to deploy mission-critical operations personnel and equipment on-site at IBX hubs. Because of the close proximity to their end-users, IBXflex customers can offer a faster response and quicker troubleshooting solution than available in traditional colocation facilities. This space can also be used as a secure disaster recovery point for customers’ business and operations personnel. This service is priced with an initial installation fee and an ongoing recurring monthly charge.

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

“Smart Hands” Services.    Our customers can take advantage of our professional “Smart Hands” service, which gives customers access to our IBX staff for a variety of tasks, when their own staff is not on site. These tasks may include equipment rebooting, power cycling, card swapping, and performing emergency equipment replacement. Services are available on-demand or by customer contract and are priced on an hourly basis.

Connectivity Services

Internet Connectivity Services.    Customers who are installing in our IBX hubs generally require IP connectivity or bandwidth services. Equinix offers customers the ability to contract for these services directly with the carrier or through Equinix. Customers who wish to receive a single bill and a single point of support for all of their services contract through Equinix for their bandwidth needs. In order to maintain our network neutrality, Equinix has relationships with the top network carriers to provide these services. Equinix provides these services on a retail basis with each individual carrier and customer and does not aggregate this traffic or run a network. Customers get the benefit of operating directly with branded carriers with the convenience of a single bill and support. Internet Connectivity Services are priced with an initial installation fee and an ongoing monthly recurring charge based on amount of bandwidth committed or used.

Traffic Exchange Services

Our traffic exchange services, currently available in Equinix U.S. locations, enable scalable, reliable and cost-effective interconnection, service and traffic exchange between bandwidth providers, Internet service providers and large content companies. In addition, we also provide an important industry leadership role by acting as the relationship broker between parties who would like to interconnect within our IBX hubs. Our staff has held significant positions in the leading industry groups such as the North American Network Operators’ Group, or NANOG, and the Internet Engineering Task Force, or IETF, and bring a tremendous amount of intellectual knowledge to this market. Our staff have published industry-recognized white papers and strategy documents in the areas of peering and interconnection, many of which are used by leading institutions worldwide in furthering the education and promotion of this important network arena. We will continue to develop additional services in the area of traffic exchange that will allow customers to leverage the critical mass of networks now available in the IBX hubs. The current exchange services are comprised of the following:

Equinix Internet Core Exchange.    This Internet exchange service enables direct interconnection for peering between major backbone networks and providers. Equinix Internet Core Exchange is a pre-provisioned interconnection package that enables major backbones to connect their networks directly in a centralized, neutral environment for peering and transit. The service includes pre-provisioned interconnections, premium service levels and specialized customer service features to support the quality and support levels required by the largest Internet providers in the world. Internet Core Exchange services are priced with an initial installation fee and an ongoing monthly recurring charge.

Equinix GigE Exchange.    Customers may choose to connect to our exchange central switching fabric rather than purchase a direct physical cross connection. With a connection to this switch, a customer can aggregate multiple interconnects over one physical connection instead of purchasing individual physical cross connects. The GigE Exchange service is offered as a bundled service that includes a cabinet, power, cross connects and port charges. The service is priced with an initial installation fee and an ongoing monthly recurring charge.

Managed IT Infrastructure Services

With the continued growth in Internet use, networks, service providers, enterprises and content providers are challenged to deliver fast and reliable service, while lowering costs. With over 100 ISPs and carriers located in our IBX hubs, we leverage the value of network choice with our set of multi-network management and other outsourced IT services.

Equinix Performance Packages.    With Equinix Performance Packages, enterprises and content companies can outsource the complications of network integration to us in order to gain the performance and redundancy benefits of connecting to multiple networks. These services address a wide range of customer needs ranging from the basics of configuring traffic to efficiently traverse multiple networks to sophisticated applications that allow customers to tune their networks to balance price and performance priorities by routing traffic across the lowest-priced path. These services are priced with an initial installation fee and an ongoing recurring monthly charge.

Equinix Command Center.    Through managed software architecture, Equinix Command Center allows customers to self-monitor, manage and control applications, network devices, systems resources and user transactions. This service provides our customers with direct control over infrastructure performance and service level agreements. The service features network monitoring and management, aggregated information across multiple IBX hubs, browser-based access to detailed monitoring, and a single point of contact for support and billing. The service is priced based upon the number of items a customer monitors and is billed monthly.

Equinix Backup and Recovery.    The Equinix Backup & Recovery service is a business continuity solution that provides an enterprise-class, fully managed and monitored tape backup solution in the IBX Center. The service ensures end-customer data is always secure and available whenever the customer needs to restore data to a production system, including an option to maintain copies of data outside the IBX Center. Equinix Backup & Recovery can support multiple end-customer applications, operating systems and database management systems across an extensive variety of server makes and models. The service is priced with an initial installation fee and an ongoing monthly recurring charge.

Equinix Storage Services.    Equinix Storage Services provide outsourced data solutions for storage area networks, network-attached storage and backup & recovery. Services are available with different classes of redundancy, clustering, monitoring and failover functionality, meeting customer needs for both uniform and varying system environments. This functionality provides customers with a robust, easily managed, and cost effective shared storage solution. Equinix Storage Services are only available in select Asia-Pacific locations.

Equinix Mail Service.    Equinix’s enterprise messaging service is a complete outsourced solution, primarily based mainly on the Lotus Notes and Microsoft Exchange platform, which enterprises entrust the operation and support of their messaging application. This service is currently only available in the Equinix Singapore location and the service is priced with an initial installation fee and an ongoing monthly recurring charge.

Managed Platform Solutions.    Managed Platform Solutions delivers pre-qualified, pre-installed, pre-hardened and fully managed systems platforms upon which customers can host their co-located applications. These platforms are available in different configuration to meet the needs of the customer. Each configuration includes the server(s), operating system, network connectivity, and system administration management as well as options for database and network administration. This service is only available in the Equinix Singapore location and the service is priced with an initial installation fee and an ongoing monthly recurring charge.

Sales and Marketing

Sales.    We use a direct sales force and channel marketing program to market our services to network, content provider, enterprise and Internet infrastructure businesses. We organize our sales force by customer segments as well as by establishing a sales presence in diverse geographic regions, which enables efficient servicing of the customer base from a network of regional offices. In addition to our worldwide headquarters office in Silicon Valley, we have established an Asian-Pacific regional headquarters location in Singapore. Our U.S. sales offices are located in New York; Reston, Virginia; Los Angeles; Honolulu; Dallas; Chicago and Silicon Valley. Our Asia-Pacific sales offices are located in Bangkok, Hong Kong, Tokyo, Singapore and Sydney.

Our sales team works closely with each customer to foster the natural network effect of our IBX model, resulting in access to a wider potential customer base via our existing customers. As a result of the IBX interconnection model, IBX hub participants encourage their customers, suppliers and business partners to come into the IBX hubs. These customers, suppliers and business partners, in turn, encourage their business partners to locate in IBX hubs resulting in additional customer growth. This network effect significantly reduces our new customer acquisition costs.

Marketing.    To support our sales effort and to actively promote our brand in the U.S. and Asia-Pacific, we conduct comprehensive marketing programs. Our marketing strategies include an active public relations campaign, strategic partnerships and on-going customer communications programs. Our marketing effort is focused on major business and trade publications, online media outlets, industry events and sponsored activities. Our staff holds leadership positions in key networking organizations and we participate in a variety of Internet, computer and financial industry conferences and place our officers and employees in keynote speaking engagements at these conferences. In addition to these activities, we build recognition through sponsoring or leading industry technical forums and participating in Internet industry standard-setting bodies. We continue to develop and host the industry’s most successful educational forums focused on peering technologies and peering practices for ISPs and content providers.

Competition

Our current and potential competition includes:

•	Internet data centers operated by established U.S. and Asian-Pacific communications carriers such as AT&T, Qwest, NTT and SingTel. Unlike the major network providers, who constructed data centers primarily to help sell bandwidth, we have aggregated multiple networks in one location, providing superior diversity, pricing and performance. Carrier data centers only provide one choice of carriers and generally require capacity minimums as part of their pricing structures. Locating in our IBX hubs provides access to top tier networks and allows customers to negotiate the best prices with a number of carriers resulting in better economics and redundancy.

•	U.S. Network access points (“NAPs”) such as Palo Alto Internet Exchange and carrier operated NAPs. NAPs, generally operated by carriers, are typically older facilities and lack the incentive to upgrade the infrastructure in order to scale with traffic growth. In contrast, we provide state-of-the-art, secure facilities and geographic diversity with round the clock support and a full range of network and content provider offerings.

•	Vertically integrated web site hosting, colocation and ISP companies such as AboveNet/MFN, Digex/WorldCom and Cable&Wireless/Exodus. Most managed service providers require that customers purchase their entire network and managed services directly from them. We are a network and service provider aggregator and allow customers the ability to contract directly with the networks and web-hosting partner best for their business. By locating in an IBX center, hosting companies add more value to our business proposition—by bringing in more partners and customers and thus creating a network effect.

Unlike other providers whose core business are bandwidth or managed services, we focus on neutral hubs for networks, content providers and global enterprises. As a result, we are free of the channel conflict common at other hosting/colocation companies. We compete based on the quality of our facilities, our ability to provide a one-stop solution for U.S. and Asia-Pacific locations, the superior performance and diversity of our network neutral strategy, and the economic benefits of the aggregation of top networks and Internet businesses under one roof. Specifically, we have established relationships with a number of leading hosting companies such as IBM (our largest customer) and EDS. We expect to continue to benefit from several industry trends including the consolidation of supply in the colocation market, the need for contracting with multiple networks due to the uncertainty in the telecommunications market and the continued strong growth of the large and stable systems integrators.

Employees

As of December 31, 2002, we had 475 employees. We had 169 employees based at our corporate headquarters in Mountain View, California (our corporate headquarters moved to Foster City, California in March 2003) and our regional sales offices. Of those employees, 73 were in engineering and operations, 55 were in sales and marketing and 41 were in management and finance. We had 96 employees based at our Washington, D.C., New York, New York, Dallas, Texas, Chicago, Illinois, Los Angeles, California and Silicon Valley area IBX hubs. In addition, as a result of the combination with i-STT and Pihana, we added 210 employees throughout Asia-Pacific, as well as locations in Honolulu, Hawaii and Los Angeles, California. Of these employees, 24 were in engineering and operations, 61 were in sales and marketing and 44 were in management and finance. The remaining 81 employees were based at our Singapore, Tokyo, Hong Kong, Sydney and Bangkok IBX hubs in the Asia-Pacific region, as well as in the two additional U.S. IBX hubs in Los Angeles and Honolulu.

Corporate Information

We were incorporated in Delaware in June 1998. We are required to file reports under the Exchange Act with the SEC. You may read and copy our materials on file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information regarding the SEC’s Public

Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements and other information. You may also obtain copies of our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K by visiting the investor relations page on our website, www.equinix.com.

ITEM 2.	PROPERTIES

Our executive offices are located in Foster City, California (we moved our corporate headquarters from Mountain View, California in March 2003). We have entered into leases for IBX hubs in Ashburn, Virginia; Newark and Secaucus, New Jersey; San Jose and Los Angeles, California; Chicago, Illinois; Dallas, Texas; Honolulu, Hawaii; Tokyo, Japan; Hong Kong and Shanghai, China; Sydney, Australia; Bangkok, Thailand and Singapore. We also hold a ground leasehold interest in certain unimproved real property in San Jose, California, consisting of approximately 40 acres.

We are currently looking to exit from our lease in Shanghai, China, which is an undeveloped property with no IBX hub operations. Additionally, the Company is currently negotiating the exit of a small lease in Ashburn, Virginia, which is also an undeveloped property with no current IBX hub operations.

ITEM 3.	LEGAL PROCEEDINGS

On July 30, 2001 and August 8, 2001, putative shareholder class action lawsuits were filed against us, certain of our officers and directors, and several investment banks that were underwriters of our initial public offering. The cases were filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased our stock between August 10, 2000 and December 6, 2000. The suits allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for our initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. It is possible that additional similar complaints may also be filed. We and our officers and directors intend to defend the actions vigorously. On October 9, 2002, as part of an agreement with the plaintiffs in such lawsuits, all claims against our officers and directors were dismissed without prejudice.

Under our terminated loan agreement with Wells Fargo, the Company was required to maintain a minimum cash balance at all times or post a letter of credit. As of June 30, 2002, the Company was not in compliance with this requirement. Wells Fargo filed a lawsuit against the company seeking to force the Company to obtain a letter of credit. As part of an agreement with Wells Fargo entered into in January 2003, Equinix made a payment to Wells Fargo of approximately $1.7 million in full satisfaction of all amounts owed to Wells Fargo under the loan agreement. As part of the same agreement, the lawsuit has been dismissed and the loan agreement has been terminated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 30, 2002, a special meeting of the stockholders of Equinix was held in New York, New York, asking our stockholders to vote for two special proposals. The table below, which is presented on a pre-reverse stock split basis, presents the results of these votes based on 98,892,711 shares outstanding on November 22, 2002, the record date for our special meeting:

	Affirmative Votes	Votes Against	Abstentions	Broker’s Non-Votes
Proposal 1—The issuance of shares in connection with the combination, the financing and the senior note exchange	54,051,215	569,823	82,606	0
Proposal 2—The charter merger	54,038,260	548,426	116,958	0

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market System under the symbol of EQIX. Our common stock began trading in August 2000. The following table sets forth, for the periods indicated, the low and high bid prices per share for our common stock as reported by the Nasdaq National Market during the last two years. On December 31, 2002, we completed a 32 for 1 reverse stock split of our common stock in order to comply with Nasdaq initial listing requirements. The per share information presented below reflects this reverse stock split.

	Low	High
Fiscal 2002:
Fourth Fiscal Quarter	$5.70	$11.52
Third Fiscal Quarter	6.72	18.56
Second Fiscal Quarter	11.20	36.80
First Fiscal Quarter	33.92	108.16

Fiscal 2001:
Fourth Fiscal Quarter	12.48	107.84
Third Fiscal Quarter	12.16	45.76
Second Fiscal Quarter	19.00	55.36
First Fiscal Quarter	40.00	224.00

As of December 31, 2002, we had issued 8,448,683 shares of our common stock held by approximately 257 stockholders of record.

No dividends have been paid on the common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Other than restrictions that are a part of our various debt instruments, there are no contractual legal restrictions on paying dividends.

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

During the quarter ended December 31, 2002, we issued and sold the following securities:

1.	In October 2002, we amended and restated warrants previously issued to the lenders under the Venture Leasing Loan Agreement in August 1999, as well as issuing new warrants to the lenders, in return for the lenders agreeing to amend the terms of this debt facility. The amended and restated warrants, representing the right to purchase 8,438 shares of our common stock, were repriced from an original per share exercise price of $96.00 to a per share exercise price of $0.32. The new warrants allow for the purchase of an additional 32,188 shares of our common stock with an exercise price of $0.32 per share.

2.

In December 2002, we issued a warrant to purchase 965,674 of our Series A or Series A-1 preferred stock with an exercise price of $0.01 per share to STT Communications Ltd. in conjunction with the issuance of a $30.0 million 14% convertible secured note (the “Convertible Secured Note”), with interest payable in kind in the form of additional convertible secured notes (the “PIK Notes”). Both the Convertible Secured Note, as well as the PIK Notes, are convertible into shares of our Series A preferred stock, Series A-1 preferred stock or common stock. On this same date, we also issued to

STT Communications Ltd. a Change of Control Warrant, a Series A Cash Trigger Warrant and a Series B Cash Trigger Warrant (collectively, the “Contingently Exercisable Warrants”). The Contingently Exercisable Warrants allow the holder to purchase shares of our common stock in the event of (i) a change of control for the Change of Control Warrant or (ii) a default under our Credit Facility, as amended, for the Series A Cash Trigger Warrant and Series B Cash Trigger Warrant. The number of shares exercisable under the Contingently Exercisable Warrants are based on formulas contained in each of the individual warrant agreements.

3.	In December 2002, we issued 1,084,686 shares of our common stock and 1,868,667 of our Series A preferred stock in consideration for the acquisition of i-STT Pte Ltd, a wholly-owned subsidiary of STT Communications Ltd.

4.	In December 2002, we issued 2,416,379 shares of our common stock in consideration for the acquisition of Pihana Pacific, Inc. (“Pihana”). In addition, we issued warrants to purchase 133,442 shares of our common stock with an exercise price of $191.81 per share to certain stockholders of Pihana.

5.	In December 2002, we issued 1,857,436 shares of our common stock and $15.2 million of cash in exchange for the retirement of $116.8 million of our 13% senior notes due in 2007. The issuance of these shares was deemed to be exempt from registration under Section 3(a)(9) of the Securities Act.

Unless otherwise noted, the sale of the above securities was determined to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. In addition, the recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

2001 Supplemental Stock Plan

The Equinix 2001 Supplemental Stock Plan was adopted by the board of directors effective September 26, 2001. The Company has reserved 1,493,961 shares of common stock for issuance under the 2001 Supplemental Stock Plan. Nonstatutory options and restricted stock awards may be granted under the 2001 Supplemental Stock Plan to employees of the Company (or any parent or subsidiary corporation) who are neither officers nor Board members at the time of grant or to consultants. All option grants will have an exercise price per share equal to not less than 85% of the fair market value per share of common stock on the grant date. Each option will vest in installments over the optionee’s period of service with the Company. The purchase price for newly issued restricted shares awarded under the 2001 Supplemental Stock Plan may be paid in cash, by promissory note or by the rendering of past or future services. As of February 28, 2003, options covering 104,835 shares of common stock were outstanding under the 2001 Supplemental Stock Plan, 1,381,210 shares remained available for future option grants, and options covering 7,916 shares had been exercised. The options will vest on an accelerated basis in the event the Company is acquired and those options are not assumed or replaced by the acquiring entity. An option or award will become fully exercisable or fully vested if the holder’s employment or service is involuntarily terminated within 18 months following the acquisition. The Board may amend or terminate the 2001 Supplemental Stock Plan at any time. The 2001 Supplemental Stock Plan will continue in effect indefinitely unless the board decides to terminate the plan earlier.

Equity Compensation Plan Information

The following information is as of December 31, 2002.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	620,986	$74.51	3,407,262	*
Equity compensation plans not approved by security holders	104,835	$12.17	1,381,210

Totals	725,821	$65.51	4,788,472

*	Includes 35,634 shares from the Employee Stock Purchase Plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following statement of operations data for the years ended December 31, 2002, 2001, 2000 and 1999, and for the period from our inception on June 22, 1998 to December 31, 1998, and the balance sheet data as of December 31, 2002, 2001, 2000, 1999 and 1998 have been derived from our audited consolidated financial statements and the related notes to the financial statements. Our historical results are not necessarily indicative of the results to be expected for future periods. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,				Period from June 22, 1998 (inception) to December 31, 1998
	2002	2001	2000	1999
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$77,188	$63,414	$13,016	$37	$—

Costs and operating expenses:
Cost of revenues (includes stock-based compensation of $266, $426, $766, $177 and none for the periods ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively)	104,073	94,889	43,401	3,268	—
Sales and marketing (includes stock-based compensation of $952, $2,830, $6,318, $1,631 and $13 for the periods ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively)	15,247	16,935	20,139	3,949	47
General and administrative (includes stock-based compensation of $5,660, $15,788, $22,809, $4,819 and $151 for the periods ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively)	30,659	58,286	56,585	12,603	902
Restructuring charges	28,885	48,565	—	—	—

Total costs and operating expenses	178,864	218,675	120,125	19,820	949

Loss from operations	(101,676)	(155,261)	(107,109)	(19,783)	(949)
Interest income	998	10,656	16,430	2,138	150
Interest expense	(35,098)	(43,810)	(29,111)	(3,146)	(220)
Gain on debt extinguishment	114,158	—	—	—	—

Net loss	$(21,618)	$(188,415)	$(119,790)	$(20,791)	$(1,019)

Net loss per share:
Basic and diluted	$(7.23)	$(76.62)	$(111.23)	$(159.93)	$(46.32)

Weighted average shares	2,990	2,459	1,077	130	22

	As of December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$41,216	$87,721	$207,210	$222,974	$9,165
Accounts receivable, net	9,152	6,909	4,925	178	—
Restricted cash and short-term investments	1,981	28,044	36,855	38,609	—
Property and equipment, net	390,048	325,226	315,380	28,444	482
Construction in progress	—	103,691	94,894	18,312	31
Total assets	492,003	575,054	683,485	319,946	10,001
Debt facilities and capital lease obligations, excluding current portion	3,633	6,344	6,506	8,808	—
Credit facility, excluding current portion	89,529	105,000	—	—	—
Senior notes	28,908	187,882	185,908	183,955	—
Redeemable convertible preferred stock	—	—	—	97,227	10,436
Total stockholders’ equity (deficit)	284,194	203,521	375,116	8,472	(846)

Other Financial Data:
Net cash used in operating activities	(27,509)	(68,854)	(68,073)	(9,908)	(796)
Net cash used in investing activities	(7,528)	(153,014)	(302,158)	(86,270)	(5,265)
Net cash provided by financing activities	16,294	107,799	339,847	295,178	10,226

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

Equinix designs, builds and operates IBX hubs where Internet businesses place their equipment and their network facilities in order to interconnect with each other to improve Internet performance. Our IBX hubs and Internet exchange services enable network service providers, enterprises, content providers, managed service providers and other Internet infrastructure companies to directly connect with each other for increased performance. As of December 31, 2002, we had IBX hubs totaling an aggregate of more than one million gross square feet in the Washington, D.C., New York, Dallas, Chicago, Los Angeles, Honolulu and Silicon Valley areas in the United States and in Singapore, Tokyo, Hong Kong, Bangkok and Sydney in the Asia-Pacific region.

Recent Developments.    In September 2002, we exercised an option we had purchased in May 2002 and reduced our obligation under our San Jose ground lease by approximately one-half. In connection with the exercise of this option, we permitted the landlord to unconditionally draw down on the full $25.0 million in letters of credit that had been posted as security for our San Jose ground lease and had been classified as restricted cash and short-term investments on the accompanying balance sheet as of December 31, 2001. The Company recorded a restructuring charge of $19.0 million and the remaining portion of the letters of credit, representing approximately $6.0 million, was recorded as prepaid rent, representing the fair value of the lease payments for the 15-month period commencing October 1, 2002 to December 31, 2003. The prepaid rent represents the total payments that would have otherwise been paid during this period for the remaining one-half of the lease. The prepaid rent will be amortized ratably over this 15-month period.

In October 2002, we entered into agreements to consummate a series of related acquisition and financing transactions. These transactions closed on December 31, 2002. Under the terms of these agreements, we combined our business with two similar businesses, that of i-STT Pte Ltd (“i-STT”) and Pihana Pacific, Inc. (“Pihana”). i-STT’s business is based in Singapore, with operations in Singapore and Thailand. Pihana’s business is based in Hawaii, with operations in Hawaii, Los Angeles, Hong Kong, Singapore, Tokyo and Sydney, Australia. In connection with acquisition of i-STT and Pihana, we issued approximately 3.5 million shares of our common stock and approximately 1.9 million shares of our Series A preferred stock. We refer to this transaction as the “combination”. In conjunction with the combination, we issued to i-STT’s former parent company, STT Communications Ltd. (“STT Communications”), a $30.0 million convertible secured note in exchange for cash. We refer to this transaction as the “financing”.

i-STT’s operations are, and are expected to continue to be, essentially break-even from operating activities. Although Pihana’s centers are expected to operate at a loss for approximately 24 months from the closing of the combination, Pihana contributed $33.3 million of cash at closing (approximately $21.7 million, net of working capital), which we believe will be sufficient cash to offset its IBX hubs’ projected loss from operations for this period.

In addition, by combining Equinix’s, i-STT’s and Pihana’s businesses, we expect to be able to reduce the annual operating expenses of the combined company by approximately $13.0 million. This will be done through the elimination of duplicate corporate overhead costs, specifically including the closing of Pihana’s corporate headquarters, and a reduction in headcount of the combined companies of nearly 20%, primarily in the general and administrative areas. Furthermore, by using a portion of the cash raised in the transactions to reduce approximately $125.3 million of our debt, we have reduced the annual cash interest expense of the company by approximately $15.8 million.

As of December 31, 2002, we had $41.2 million of cash and cash equivalents. We believe that this cash, together with anticipated positive cash flow from operations commencing by the end of 2003 and projected cost-savings in connection with the combination, will be sufficient to meet our working capital, debt service and corporate overhead requirements associated with our operations for the next twelve months. Although we believe we have sufficient cash to reach cash flow break-even from operating, investing and financing activities, we will continue to look for opportunities to raise additional capital to provide the company with greater operating flexibility.

In connection with the combination and financing, we amended the terms of the indenture governing our senior notes and extinguished $116.8 million of our senior notes in exchange for a combination of 1.9 million shares of our common stock and $15.2 million of cash. We refer to this transaction as the “senior note exchange”. Because we extinguished the debt in the senior note exchange at a significant discount, we recognized a substantial gain on debt extinguishment during the fourth quarter of 2002.

In connection with the combination, financing and the senior note exchange, we amended our credit facility. The most significant terms and conditions of this amendment were:

•	we were granted a full waiver of previous covenant breaches and were granted consent to use cash in connection with the senior note exchange;

•	future revenue and EBITDA covenants were eliminated and the remaining minimum cash balance and maximum capital expenditure covenants and other ratios were reset consistent with expected future performance of the combined company for the remaining term of the loan;

•	we permanently repaid $8.5 million of the then currently outstanding $100.0 million balance, bringing our total amount owed under this facility to $91.5 million as of December 31, 2002; and

•	the amortization schedule for our credit facility was amended such that the minimum amortization due in 2003-2004 was significantly reduced.

Furthermore, in conjunction with the combination, financing, senior note exchange and amendment of our credit facility, on December 31, 2002, we completed a 32 for 1 reverse stock split of our common stock in order to comply with Nasdaq initial listing requirements. Unless otherwise noted, all share and per share amounts in this Annual Report on Form 10-K have been adjusted to give effect to the reverse stock split.

Risks and Uncertainties.    Since inception, we have experienced operating losses and negative cash flow. As of December 31, 2002 we had an accumulated deficit of $351.6 million and accumulated cash used in operating and construction activities of $691.5 million. Given our limited operating history, we may not generate sufficient revenue to achieve desired profitability. We therefore believe that we will continue to experience operating losses for the foreseeable future, particularly from our newly-acquired operations in the Asia-Pacific region. See “Risk Factors”.

Under the terms of the amended credit facility, we must meet certain financial and non-financial covenants. While these covenants were reset consistent with our expected future performance as a combined company, if we do not achieve the intended growth required or are unable to reduce costs to a level to comply with these covenants, we may be required to repay the $91.5 million currently outstanding under this facility. Since we do not have sufficient cash reserves to pay this if an event of default occurs, we may be required to renegotiate with the debt issuers for forbearance, make other financial arrangements or take other actions in order to pay down the loan. There can be no assurance that such revised covenants will be met, or that we will be able to obtain a forbearance or that replacement financing will be available. In addition, a default in the credit facility will trigger cross-default provisions in our other debt facilities. If the cash flows from operations are not sufficient to support the Company’s cash requirements, cost reductions implemented as a result of this could adversely affect the business and our ability to achieve our business objectives.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue recognition and allowance for doubtful accounts;

•	Restructuring charges;

•	Accounting for income taxes;

•	Contingent liabilities;

•	Accounting for property and equipment;

•	Impairment of long-lived assets; and

•	Consolidation.

Revenue Recognition and Allowance for Doubtful Accounts.    We derive our revenues from (a) recurring revenue streams, such as from the leasing of cabinet space, power and interconnection services and bandwidth and (b) non-recurring revenue streams, such as from the recognized portion of deferred installation revenues, professional services and resale of equipment. Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to three years. Non-recurring installation fees are deferred and recognized ratably over the term of the related contract. Professional service fees are recognized in the period in which the services were provided and represent the culmination of the earnings process. Fees for the provision of e-business services are recognized progressively as the services are rendered in accordance with the contract terms, except where the future costs cannot be estimated reliably, in which case fees are recognized upon the completion of services. We generally guarantee service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, we reduce revenue for any credits given to the customer as a result. The Company has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these service level credits have not been significant.

Revenue is recognized as service is provided and when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. It is our customary business practice to obtain a signed master sales agreement and sales order prior to recognizing revenue in an arrangement. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. In addition, we also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate or if they become insolvent, resulting in an impairment of their ability to make payments, allowances for doubtful accounts may be required for revenue we had previously expected to collect. Management specifically analyzes accounts receivable and analyzes current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of our allowances.

Our customer base has historically been composed of businesses throughout the U.S. Commencing in fiscal 2003, our revenues will include revenues from our newly-acquired Asia-Pacific operations. We expect that revenues commencing in 2003 will be split approximately 85% in the U.S. and 15% in Asia-Pacific. We perform ongoing credit evaluations of our customers. As of December 31, 2002, one customer, IBM, accounted for 20% of annual revenues and 15% of accounts receivable. As of December 31, 2001, one customer, IBM, accounted for 15% of annual revenues and another customer, SiteSmith, accounted for 10% of accounts receivable. As of December 31, 2000, two customers, IBM and Loudcloud (now known as Opsware), accounted for 12% and 11% of annual revenues, respectively, and two customers, IBM and UUNET, accounted for 19% and 14% of accounts receivable, respectively. No other single customer accounted for greater than 10% of accounts receivable or annual revenues for the periods presented.

During the year ended December 31, 2001, we recognized approximately $200,000 of revenue in relation to equipment received from customers in lieu of cash. This equipment is being used in our operations and was valued based on management’s assessment of the fair value of the equipment in relation to external prices for similar equipment.

In February and March 2002, we entered into arrangements with numerous vendors to resell bandwidth, as well as equipment. We began to offer such services in an effort to provide our customers a more fully-integrated services solution. Under the terms of the reseller agreements, we sell the vendors’ services or products to our customers and we will contract with the vendor to provide the related services or products. We recognize revenue from such arrangements on a gross basis in accordance with Emerging Issues Task Force (“EITF”) Abstract No. 99-19, “Recording Revenue as a Principal versus Net as an Agent”. We act as the principal in the transaction as our customer services agreement identifies us as the party responsible for the fulfillment of product/ services to our customers and have full pricing discretion. In the case of products sold under such arrangements, we take title to the products and bear the inventory risk as we have made minimum purchase commitments to various vendors. We have credit risk, as we are responsible for collecting the sales price from a customer, but must pay the amount owed to our suppliers after the suppliers perform, regardless of whether the sales price is fully collected. In addition, we will often determine the required equipment configuration and recommend bandwidth providers from numerous potential suppliers.

While we do not anticipate significant future equipment sales, as noted above, we entered into arrangements with numerous vendors to resell equipment in 2002. For the year ended December 31, 2002, we recognized gross revenue of $2.9 million in connection with these reseller agreements as we acted as the primary obligor in these transactions.

Restructuring Charges.    During the third quarter of 2001 and the second, third and fourth quarters of 2002, we recorded restructuring charges, primarily due to our revised European services strategy and exit costs related to excess leaseholds. These restructuring charges were comprised primarily of write-downs and write-offs of assets and accrued unfavorable lease commitments and related lease exit costs. The amount of the restructuring charges we recorded was based on our estimates of how long it would take to successfully negotiate lease terminations for the leaseholds we desired to exit and the related exit costs. In addition, we may incur additional restructuring charges if, in the future, we decide to modify our Asia-Pacific strategy in one or more of the countries we now operate in within the Asia-Pacific region. Should the actual lease exit costs and other accrued restructuring charges exceed the amount accrued, or a new restructuring activity is identified, additional restructuring charges may be required, which would decrease net income in the period such determination was made. Conversely, if actual lease exit and other restructuring charges are less than the amount accrued, an adjustment to accrued restructuring charges would be required, which would increase income in the period such determination was made. See Recent Accounting Pronouncements for a discussion of “Accounting for Costs Associated with Exit or Disposal Activities.”

Accounting for Income Taxes.    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce tax assets to the amounts expected to be realized.

We currently have provided for a full valuation allowance against our net deferred tax assets. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Based on the available objective evidence, management does not believe that the net deferred tax assets will be fully realizable. Should we determine that we would be able to realize our deferred tax assets in the foreseeable future, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Contingent Liabilities.    Management estimates exposure on contingent liabilities, such as litigation, based on the best information available at the time of determination. For litigation claims, when management can reasonably estimate the range of loss and when an unfavorable outcome is probable, a contingent liability is recorded. For current legal proceedings, management believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on the Company’s financial position, results of operations and cashflows. Furthermore, because of the uncertainties as to the outcome of these proceedings and since no range of loss can be estimated at this time, management has determined that no accrual is needed. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

Accounting for Property and Equipment.    Property and equipment are stated at original cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally two to five years for non-IBX hub equipment and seven to ten years for IBX hub equipment. Leasehold improvements and assets acquired under capital lease are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement. In addition, we have capitalized certain interest costs during the construction phase. Once an IBX hub becomes operational, these capitalized costs are depreciated at the appropriate rate consistent with the estimated useful life of the underlying asset. We have issued numerous warrants to certain fiber carriers and our primary contractor responsible for the construction of many of our IBX hubs. We use the Black-Scholes option-pricing model to value these warrants. The value attributed to these warrants are included in our property and equipment and classified as a leasehold improvement. Amortization of such warrants is included in depreciation expense.

Should management determine that the actual useful lives of our property and equipment placed into service is less than originally anticipated, or if any of our property and equipment was deemed to have incurred an impairment, additional depreciation, an impairment charge would be required, which would decrease net income in the period such determination was made. Conversely, should management determine that the actual useful lives of its property and equipment placed into service was greater than originally anticipated, less depreciation may be required, which would increase net income in the period such determination was made.

Impairment of Long-Lived Assets.    We account for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which we adopted in fiscal 2002. We evaluate the carrying value of our long-lived assets, consisting primarily of our IBX hubs, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. We prepare this analysis by assessing the future net cash flows generated by each IBX hub over their respectful useful lives and comparing this against the carrying value of that IBX hub. Our revenue and cost assumptions used in this analysis are based on numerous factors, including the current revenue and cost performance of each IBX hub, historical growth rates, the remaining space to fill each IBX hub to full capacity relative to the market demand in each of the individual geographic markets of each IBX hub, expected inflation rates and any other available economic indicators and factors that we feel are relevant. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in orderly liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. Our long-lived assets at December 31, 2002, including property and equipment and goodwill and identifiable intangible assets, totaled $389.9 million and $22.9 million, respectively.

Consolidation.    We follow the provisions of SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries” and EITF Abstract No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”. As a result, all majority-owned subsidiaries are consolidated unless: (1) control is likely to be temporary, or (2) we do not have control. Evidence of such a lack of effective control includes our inability to direct or cause the direction of the management and policies of a person, whether through the ownership of voting shares, by contract, or otherwise.

As a result of the combination, we acquired a 60% interest in i-STT Nation Limited, an IBX hub operation in Thailand. However, as a result of certain substantive participating rights granted to minority shareholders, i-STT Nation Limited is not considered a controlled subsidiary and accordingly, it is not consolidated. Accordingly, we account for i-STT Nation Limited as an equity investment using the equity method of accounting. Under the preliminary purchase price allocation, we attributed no value to this investment as i-STT Nation Limited is in the early stages of operations and is not able to generate positive operating cashflow for the foreseeable future. We are continuing to review our strategic alternatives related to i-STT Nation Limited.

Results of Operations

Years Ended December 31, 2002 and 2001

Revenues.    We recognized revenues of $77.2 million for the year ended December 31, 2002, as compared to revenues of $63.4 million for the year ended December 31, 2001. Revenues consisted of recurring revenues of $65.3 million and $57.6 million, respectively, for the year ended December 31, 2002 and 2001, primarily from the leasing of cabinet space, power and cross connects. Non-recurring revenues were $11.9 million and $5.8 million, respectively, for the year ended December 31, 2002 and 2001, primarily related to the recognized portion of deferred installation revenue and custom service revenues and one-time settlement fees associated with certain customer right-sizing or contract terminations. One-time settlement fees recognized during the year ended

December 31, 2002 totaled approximately $4.5 million, including a $2.8 million one-time settlement with Qwest received in the third quarter of 2002, and approximately $562,000 for the corresponding period in 2001. Installation and service fees are recognized ratably over the term of the contract. Custom service revenues are recognized upon completion of the services. One-time settlement fees are recognized upon contract termination. In February and March 2002, we entered into equipment reseller agreements with two related party companies. Included within the $11.9 million of non-recurring revenues for the year ended December 31, 2002, were $2.9 million of equipment sales resulting from these two equipment reseller agreements. There were no equipment sales in the year ended December 31, 2001. Excluding equipment sales, we recognized revenues of $74.2 million for the year ended December 31, 2002 as compared to revenues of $63.4 million for the year ended December 31, 2001, a 17% increase.

The period over period growth in revenues was primarily the result of an increase in orders from existing customers and growth in our customer base from 218 customers as of December 31, 2001 to 303 customers as of December 31, 2002 on a pre-merger basis and one-time settlement fees associated with certain customer right-sizing or contract terminations. However, this growth in our customer base is partially offset by a number of our larger customers reducing the size of their contractual commitments to us. We refer to this effort as the “right-sizing” of our larger customer contracts. During the past year, we have proactively worked with certain of our larger customers to right-size their contractual commitments to help them better react to a slowdown in customer demand as a result of weaker economic conditions. Although these right-sizing efforts often result in a reduction in the number of cabinets these customers are obligated to pay for, many of these right-sizing efforts have resulted in the customer extending the term for the remaining cabinets. As a result, although the short-term recurring revenues from such customers are reduced, the overall contract value at times remains intact and the relationship with the customer is preserved, if not improved. As of December 31, 2002, we had successfully completed the right-sizing of most of our customers that had more than 100 cabinets booked, a booking level that represents our larger customers. These right-sizing efforts have, over the past several quarters, been netted out against our new customer cabinet bookings, limiting our overall revenue growth during the past five quarters.

Commencing in fiscal 2003, our revenues will include revenues from our newly-acquired Asia-Pacific operations. We expect that revenues commencing in 2003 will be split approximately 85% in the U.S. and 15% in Asia-Pacific.

Cost of Revenues.    Cost of revenues increased to $104.1 million for the year ended December 31, 2002 from $94.9 million for the year ended December 31, 2001. These amounts included $47.8 million and $40.0 million, respectively, of depreciation expense and $266,000 and $426,000, respectively, of stock-based compensation expense. In addition to depreciation and stock-based compensation, cost of revenues consists primarily of rental payments for our leased IBX hubs, site employees’ salaries and benefits, utility costs, power and redundancy system engineering support services and related costs and security services. Furthermore, cost of revenues for the year ended December 31, 2002 included the costs associated with $2.9 million in equipment sales we recorded, which was approximately $2.8 million. Excluding depreciation, stock-based compensation expense and the costs of equipment sales, cash cost of revenues decreased slightly period over period to $53.1 million for the year ended December 31, 2002 from $54.4 million for the year ended December 31, 2001, a 2% decrease.

Cash cost of revenues for the year ended December 31, 2001 included $5.0 million in costs related to our European expansion plans. Due to the restructuring charge that we recorded in the third quarter of 2001, these costs were not in our cash cost of revenues for the year ended December 31, 2002; however, these savings were partially offset by the additional costs incurred of $3.7 million from (a) our newest and largest IBX hub opened during the first quarter of 2002 in the New York metropolitan area and (b) the costs associated with the ramp-up of our existing IBX hubs. In September 2002, we exercised an option to reduce the monthly operating costs under the San Jose ground lease by approximately one-half commencing October 2002, which resulted in savings of approximately $1.1 million as compared to the prior year. We anticipate that the costs associated with the continued ramp-up of our IBX hubs and the additional costs associated with some of our new services, such as bandwidth, will continue to increase in the foreseeable future; however, the cost savings resulting from the elimination of approximately half of the San Jose ground lease costs, which commenced in October 2002, should offset most of these increases for the foreseeable future in the U.S. However, commencing in fiscal 2003, our cost of revenues will include the cost of revenues associated with our Asia-Pacific operations. We expect that these additional costs will be substantial and will result in a significant increase in our total cost of revenues.

Sales and Marketing.    Sales and marketing expenses decreased to $15.2 million for the year ended December 31, 2002 from $16.9 million for the year ended December 31, 2001. These amounts included $952,000 and $2.8 million, respectively, of stock-based compensation expense. In addition, we recorded $2.3 million in bad debt expense for the year ended December 31, 2002, as compared to $477,000 recorded in the prior year. This substantial increase in bad debt expense was primarily the result of full provisions against aged receivables associated with two customers, Teleglobe and WorldCom, both of which filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in 2002. Excluding stock-based compensation and bad debt expense, cash sales and marketing costs decreased to $12.0 million for the year ended December 31, 2002 from $13.6 million for the year ended December 31, 2001, a 12% decrease. Cash sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. The decrease in sales and marketing expenses is the result of several cost saving initiatives that we undertook, including staff reductions of approximately 25% during 2001 that resulted in approximately $2.6 million in annual savings in sales and marketing costs and an overall decrease in discretionary spending. We continue to closely monitor our spending in all areas as a result of the current market conditions. However, commencing in fiscal 2003, our sales and marketing expenses will include the sales and marketing expenses associated with our Asia-Pacific operations. We expect that these additional costs will be substantial and result in a significant increase in our sales and marketing expenses.

General and Administrative.    General and administrative expenses decreased to $30.7 million for the year ended December 31, 2002 from $58.3 million for the year ended December 31, 2001. These amounts included $5.7 million and $15.8 million, respectively, of stock-based compensation expense and $6.2 million and $9.6 million, respectively, of depreciation expense, resulting in $14.1 million or 43% decrease in period over period cash spending. Cash general and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. The significant decrease in general and administrative expenses was primarily the result of several cost saving initiatives that we undertook, including staff reductions of approximately 25% during 2001 that resulted in approximately $4.9 million in annual savings in general and administrative costs and an overall decrease in discretionary spending. We continue to closely monitor our spending as a result of the current market conditions. However, commencing in fiscal 2003, our general and administrative expenses will include the general and administrative expenses associated with our Asia-Pacific operations. We expect that these additional costs will be substantial and result in a significant increase in our general and administrative expenses.

Restructuring Charges.    During the year ended December 31, 2002, we recorded restructuring charges of $28.9 million. The restructuring charges consisted of (a) a $5.0 million option fee paid in May 2002 related to the amendment of our approximately 80 acre ground lease in San Jose, California from which we subsequently elected to exercise the option to permanently exclude 40 acres commencing October 1, 2002; (b) a write-off of property and equipment of $2.6 million, primarily leasehold improvements and some equipment, located in two unnecessary U.S. IBX expansion and headquarter office space operating leaseholds we had decided to exit and that do not currently provide any ongoing benefit; (c) a write-off of one U.S. letters of credit totaling $250,000 related to one U.S. operating leasehold we had committed to exit; (d) an accrual of $1.0 million related to the remaining estimated European exit costs; (e) an accrual of $925,000 in severance charges related to a less than 10% reduction in workforce in an effort to reduce the cost structure of our corporate headquarter function that will result in approximately $2.8 million in annual savings; (f) an accrual of $115,000 related to additional U.S. leasehold exit costs and (g) a partial write-off of two letters of credit totaling $19.0 million associated with the exercise in September 2002 of our option to permanently terminate approximately one-half of our lease obligations under the San Jose ground lease.

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

As of December 31, 2002, a total restructuring reserve of $1.7 million remained outstanding for all of the above accrued but unpaid restructuring charges. We began to realize the cost savings benefits resulting from the partial San Jose ground lease termination in cost of revenues during October 2002.

Interest Income.    Interest income decreased to $998,000 from $10.7 million for the year ended December 31, 2002 and 2001, respectively. Interest income decreased due to lower cash, cash equivalent and short-term investment balances held in interest bearing accounts and lower interest rates received on those invested balances.

Interest Expense.    Interest expense decreased to $35.1 million from $43.8 million for the year ended December 31, 2002 and 2001, respectively. The decrease in interest expense was attributable to the retirement of $52.8 million of our 13% senior notes during the first half of 2002 and to the decline in both the principal due and the interest rates associated with our credit facility.

Gain on Debt Extinguishment.    During the first half of 2002, we retired $52.8 million of our senior notes in exchange for approximately 500,000 shares of our common stock and approximately $2.5 million of cash. On December 31, 2002, we retired an additional $116.8 million of our senior notes in exchange for approximately 1.9 million shares of our common stock and approximately $15.2 million of cash. As a result of these transactions, we recognized a $114.2 million net gain on debt extinguishment during 2002, after deducting transaction costs, interest waived and allocation of unamortized debt issuance costs and debt discount.

Years ended December 31, 2001 and December 31, 2000

Revenues.    Revenues increased from $13.0 million for the year ended December 31, 2000 to $63.4 million for the year ended December 31, 2001. Revenues consist of recurring revenues of $57.6 million for 2001, versus $11.6 million for 2000, primarily from the leasing of cabinet space, and non-recurring revenues of $5.8 million for 2001, versus $1.4 million for 2000, related to the recognized portion of deferred installation revenue and custom service revenues. Installation fees are recognized ratably over the term of the contract. Custom service revenues are recognized upon completion of the services. Revenues increased year over year because we had more IBX hubs open and operational during 2001 than we had during 2000. We expect revenues to continue to increase as our customer base continues to grow and as a result of opening our newest and largest IBX hub in the New York metropolitan area during the first quarter of 2002.

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

The increase in cost of revenues was due to additional leases and increased expenses related to our opening of additional IBX hubs. During the quarter ended September 30, 2001, we revised our European services strategy that included exiting our European leases and various U.S. leaseholds. These actions reduced the cost of revenues commencing in fourth quarter 2001; however, these savings have been offset in part by increased cost of revenues associated with the opening of the New York metropolitan IBX hub during the first quarter of 2002, including related depreciation and amortization expense, and additional cost of revenues related to our existing IBX hubs as our installed base of customers grows.

Sales and Marketing.    Sales and marketing expenses decreased from $20.1 million for the year ended December 31, 2000 to $16.9 million for the year ended December 31, 2001; however, these amounts include stock-based compensation expense of $6.3 million and $2.8 million, respectively, resulting in a 2% increase in period over period cash spending. Sales and marketing expenses consist primarily of compensation and related costs for the sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. The increase in sales and marketing expense resulted from the addition of personnel in our sales and marketing organizations during the first half of 2001, reflecting our increased selling effort and our initiatives to develop market awareness. During the quarter ended September 30, 2001, we incurred a $1.3 million restructuring charge related to a reduction in workforce that included some sales and marketing staff. In addition, we are closely monitoring our discretionary marketing costs as the result of current market conditions.

General and Administrative.    General and administrative expenses increased from $56.6 million for the year ended December 31, 2000 to $58.3 million for the year ended December 31, 2001. These amounts include stock-based compensation expense of $22.8 million and $15.8 million, respectively, and depreciation and amortization expense of $3.3 million and $9.6 million, respectively, resulting in an 8% increase in period over period cash spending. General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. The increase in general and administrative expenses was primarily the result of increased expenses associated with additional hiring of personnel in management, finance and administration, as well as other related costs associated with supporting our expansion, particularly during the first quarter of 2001. During the second and third quarters of 2001, we implemented several cost-savings initiatives, including some staff reductions and an overall decrease in discretionary spending.

Restructuring Charge.    During the quarter ended September 30, 2001, we took a restructuring charge of $48.6 million consisting of $45.3 million related to its revised European services strategy, $2.0 million for certain anticipated excess U.S. leasehold exit costs and $1.3 million related to a reduction in workforce, primarily in selling, general and administrative functions at our corporate headquarters. During third quarter 2001, we decided to partner with other Internet exchange companies in Europe rather than build and operate our own centers outside of the U.S. As a result, we (a) recorded a write-down of our European construction in progress assets to their net realizable value and recorded a charge totaling $29.3 million, (b) accrued certain leasehold exit costs for our European leasehold interests in the amount of $6.4 million, (c) wrote-off our European letters of credit that secured the European leasehold interests in the amount of $8.6 million and (d) accrued various legal, storage and other costs totaling $1.0 million to facilitate this change in strategy. We experienced some cost savings benefits from this restructuring charge during the fourth quarter of 2001, particularly in cost of revenues; however, these cost-savings were partially offset by the increased operating costs of the New York metropolitan area IBX hub beginning in the first quarter of 2002. In addition, we incurred a $2.0 million restructuring charge for leasehold exit costs associated with certain excess U.S. leases and a $1.3 million restructuring charge related to an approximate 15% reduction in workforce in an effort to reduce the cost structure of our corporate headquarter functions. We began to realize the cost savings benefits of the $2.0 million U.S. lease restructuring charge and $1.3 million workforce reduction restructuring charge commencing in the fourth quarter of 2001.

Interest Income.    Interest income decreased from $16.4 million for the year ended December 31, 2000 to $10.7 million for the year ended December 31, 2001 as a result of a decline in short-term interest rates and reduced cash, cash equivalent and short-term investments.

Interest Expense.    Interest expense increased from $29.1 million for the year ended December 31, 2000 to $43.8 million for the year ended December 31, 2001. The increase in interest expense was attributed to interest related to an increase in our debt facilities and capital lease obligations, including the credit facility, and amortization of the credit facility and other debt facilities and capital lease obligations debt issuance costs and discounts.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital requirements primarily through the issuance of senior notes, the private sale of preferred stock, our initial public offering, our credit facility, which was later amended, our convertible secured notes, our combination with i-STT and Pihana and various types of debt facilities and capital lease obligations, for aggregate gross proceeds of approximately $909.2 million. As of December 31, 2001, our total indebtedness from senior notes, our credit facility and other debt facilities and capital lease obligations was $319.2 million. As of December 31, 2002, this amount was reduced to $161.6 million, including our $30.0 million convertible secured notes issued in December 2002 that do not require cash interest payments.

As of December 31, 2002, our principal source of liquidity was approximately $41.2 million in cash and cash equivalents.

Uses of Cash

Net cash used in our operating activities was $27.5 million, $68.9 million and $68.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. We used cash primarily to fund our net loss, including cash interest payments on senior notes and our credit facility.

Net cash used in investing activities was $7.5 million, $153.0 million and $302.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Net cash used in investing activities was primarily attributable to the construction of our IBX hubs and the purchase of restricted cash and short-term investments. The amount of cash used in investing activities has decreased substantially as we have now completed our IBX hub rollout plan.

Net cash generated by financing activities was $16.9 million, $107.8 million and $339.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Net cash generated by financing activities during the year ended December 31, 2002 was primarily attributable to the cash acquired in the acquisitions of i-STT and Pihana and proceeds from our $30.0 million convertible secured notes, offset by payments of $17.7 million used to retire approximately $169.5 million of our senior notes and the costs associated with the exchange of the senior notes and repayments under our credit facility of $13.5 million. Net cash generated by financing activities during the year ended December 31, 2001 was primarily attributable to the net $105.0 million draw down under our credit facility. Net cash generated by financing activities during the year ended December 31, 2000 was primarily attributable to the proceeds from the initial public offering of our common stock and the issuance of Series C redeemable convertible preferred stock.

Debt Obligations

As of December 31, 2002, our total indebtedness from our senior notes, credit facility, convertible secured notes and debt facilities and capital lease obligations was $161.6 million, as follows:

Senior Notes.    In December 1999, we issued $200.0 million aggregate principal amount of 13% senior notes. Our aggregate net proceeds of this offering were $193.4 million, net of offering expenses. During the first half of 2002, we retired $52.8 million of the senior notes in exchange for approximately 500,000 shares of common stock and approximately $2.5 million of cash. On December 31, 2002, we retired an additional $116.8 million of the senior notes in exchange for approximately 1.9 million shares of our common stock and approximately $15.2 million of cash. As of December 31, 2002, a total of $30.5 million of senior note principal remains outstanding.

Credit Facility.    In December 2000, we entered into the credit facility with a syndicate of lenders under which, subject to our compliance with a number of financial ratios and covenants, we were permitted to borrow up to $150.0 million. As of September 30, 2001, we had borrowed the entire $150.0 million under this facility. In October 2001, in conjunction with the repayment of $50.0 million, we amended the credit facility to decrease total borrowing allowed to $125.0 million and to reset certain financial covenants to more accurately reflect market conditions. As of September 30, 2002, a total of $100.0 million was outstanding under the credit facility. The credit facility required us to maintain specific financial ratios and comply with quarterly, and in some circumstances, monthly covenants requiring us to, among other things, achieve specific revenue targets at levels significantly above historical revenues, maintain certain minimum cash balances and limit our EBITDA losses. As of September 30, 2002, we were not in compliance with several of these provisions, including the revenue covenant. In August and November 2002, the senior lenders provided us with various waivers and further amended the credit facility. Under the August 2002 amendment, we agreed to prepay $5.0 million and agreed to a reduction in the total borrowing allowed under the credit facility to $100.0 million (permanently eliminating the $20.0 million which was previously available for borrowing). The November 2002 amendment primarily provided the company with some additional time and flexibility in order to complete the senior note exchange. In connection with the combination, financing and completed senior note exchange, we entered into a further amendment to the credit facility. The most significant terms and conditions of this amendment were:

•	we were granted a full waiver of previous covenant breaches and were granted consent to use cash to retire our senior notes in connection with the senior note exchange;

•	future revenue and EBITDA covenants were eliminated and the remaining covenants and ratios were reset consistent with expected future performance of the combined company for the remaining term of the loan;

•	we permanently repaid $8.5 million of the then currently outstanding $100.0 million balance, bringing our total amount owed under this facility to $91.5 million as of December 31, 2002; and

•	the amortization schedule for the credit facility was amended such that the minimum amortization due in 2003–2004 was significantly reduced.

Convertible Secured Note.    In December 2002, in conjunction with the combination, STT Communications made a $30.0 million strategic investment in the company in the form of a 14% convertible secured note with an initial term of five years. The interest on the convertible secured note is payable in kind in the form of additional convertible secured notes.

Other Debt Facilities and Capital Lease Obligations.    In May 1999, we entered into a master lease agreement with Comdisco in the amount of $1.0 million. This master lease agreement was increased by addendum in August 1999 by $5.0 million. This agreement bears interest at either 7.5% or 8.5% and is repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. As of December 31, 2002, these capital lease financings were fully drawn and $1.9 million remained outstanding.

In August 1999, we entered into a loan agreement with Venture Lending and Leasing in the amount of $10.0 million and fully drew down on this amount. This loan agreement bears interest at 8.5% and was repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. In October 2002, we amended the loan agreement to secure certain short-term cash deferment benefits. Under the terms of this amendment, we extended the maturity of the loan by 24 months and amortized the remaining principal balance and related balloon interest payment over this amended period ending March 1, 2005; and in exchange, the Company issued new warrants and re-priced their original warrants. As of December 31, 2002, principal of $1.3 million remained outstanding.

In March 2001, we entered into a loan agreement with Wells Fargo in the amount of $3.0 million and fully drew down on this amount. This loan agreement bears interest at 13.15% and is repayable over 36 months. As of June 30, 2002, we were not in compliance with one of the requirements of this loan. As a result, we have reflected the full amount outstanding under this facility totaling $1.6 million as a current obligation on the accompanying balance sheet as of December 31, 2002. In January 2003, we reached an agreement with Wells Fargo and made a payment to Wells Fargo of approximately $1.7 million in full satisfaction of all amounts owed to Wells Fargo under the loan agreement.

In June 2001, we entered into a loan agreement with Heller Financial Leasing in the amount of $5.0 million and fully drew down on this amount. This loan agreement bears interest at 13.0% and is repayable over 36 months. In August 2002, we amended this loan to secure certain short-term cash deferment. Under the amended terms of this loan agreement, we extended the maturity of the loan by nine months. Commencing September 2002, we began to benefit from the reduction in monthly payments over the following 14 months thereby deferring approximately $1.2 million of principal payments. Commencing November 2003, the deferred principal payments will be repaid over the remaining 17 months of the loan ending March 2005. As of December 31, 2002, principal of $3.3 million remained outstanding.

In December 2002, in conjunction with our merger with Pihana, we acquired multiple capital leases with Orix. The original amount financed was approximately $3.5 million. These capital lease arrangements bear interest at an average rate of 6.4% per annum and are repayable over 30 months. As of December 31, 2002, principal of $1.5 million remained outstanding.

Debt Maturities and Operating Lease Commitments

We lease our IBX hubs and certain equipment under non-cancelable operating lease agreements expiring through 2020. The following represents the minimum future operating lease payments for these commitments, as well as the combined aggregate maturities for all of our debt as of December 31, 2002 (in thousands):

	Debt facilities & capital lease obligations	Credit facility	Senior notes	Convertible secured notes	Operating leases	Total
2003	$5,852	$1,981	$—	$—	$20,913	$28,746
2004	3,019	6,981	—	—	23,075	33,075
2005	729	82,548	—	—	26,134	109,411
2006	—	—	—	—	27,189	27,189
2007	—	—	30,475	30,000	28,050	88,525
2008 and thereafter	—	—	—	—	206,840	206,840

	$9,600	$91,510	$30,475	$30,000	$332,201	$493,786

We believe that our cash on hand, together with anticipated positive cash flow from operations commencing by the end of 2003 and projected cost-savings in connection with the combination, will be sufficient to meet our working capital, debt service and corporate overhead requirements associated with our operations for the next twelve months. Although we believe we have sufficient cash to reach cash flow break-even from operating, investing and financing activities, we will continue to look for opportunities to raise additional capital to provide the company with greater operating flexibility.

RISK FACTORS

In addition to the other information in this report, the following risk factors should be considered carefully in evaluating our business and us:

Risks Related to Our Business

Equinix, i-STT and Pihana have limited operating histories and the market for each company’s services is still in its early stages.

We were founded in June 1998 and did not recognize any revenue until November 1999. i-STT was founded in January 2000 and did not recognize any revenue until May 2000. Pihana was founded in June 1999 and did not recognize any revenue until June 2000. We expect that we will encounter challenges and difficulties frequently experienced by early-stage companies in new and rapidly evolving international markets, such as our ability to generate cash flow, hire, train and retain sufficient operational and technical talent, and implement our plan with minimal delays. We may not successfully address any or all of these challenges and our failure to do so would seriously harm our business plan and operating results, and affect our ability to raise additional funds.

If we are unable to meet these challenges and generate higher revenues while reducing costs, we may not be able to comply with the covenants in the credit facility. If we breach our credit facility, the banks could require repayment of all amounts previously drawn down and we will not have sufficient cash reserves to repay such amounts.

Equinix, i-STT and Pihana have each incurred substantial losses in the past, may continue to incur additional losses in the future and will not be profitable until the combined company reverses this trend.

Equinix incurred losses of approximately $21.6 million for 2002 ($135.8 million, excluding the gain on debt extinguishment), i-STT incurred losses of approximately $8.0 million for 2002 and Pihana incurred losses of approximately $148.5 million for the same period. In recent periods, Equinix, i-STT and Pihana have not generated cash from operations. Even if the combined company achieves profitability, given the competitive and evolving nature of the industry in which it operates, the combined company may not be able to sustain or increase profitability on a quarterly or annual basis.

The combination will delay, and may prevent, our profitability as a result of factors including:

•	significant operating losses and lower gross margins generated by Pihana’s IBX hubs;

•	costs associated with integrating the three businesses; and

•	fees and costs associated with completing these transactions, including professional fees.

As a result of these increased expenses, the combined company will need to increase revenues in order to reach profitability. If we are unable to sufficiently grow revenues while reducing costs, we may not be able to comply with the covenants in our credit facility. If we breach the credit facility, the banks could require repayment of all amounts previously drawn down and we do not have sufficient cash reserves to repay such amounts.

We expect our operating results to fluctuate.

Equinix, i-STT and Pihana have each experienced fluctuations in their respective results of operations on a quarterly and annual basis. The fluctuation in their operating results may cause the market price of our common stock to decline. We expect to experience significant fluctuations in our operating results in the foreseeable future due to a variety of factors, including:

•	changes in general economic conditions and specific market conditions in the telecommunications and Internet industries;

•	growth or decline of Internet use;

•	customer insolvency;

•	the ability of our customers to obtain financing or to fund their capital expenditures;

•	demand for space and services at our IBX hubs;

•	our pricing policies and the pricing policies of our competitors;

•	the timing of customer installations and related payments;

•	customer retention and satisfaction;

•	the provision of customer discounts and credits;

•	the mix of current and proposed products and services and the gross margins associated with our products and services;

•	competition in the markets;

•	conditions related to international operations;

•	the timing and magnitude of capital expenditures and expenses related to the expansion of sales, marketing, operations and acquisitions, if any, of complementary businesses and assets;

•	the cost and availability of adequate public utilities, including power;

•	ability to obtain, transfer, or maintain licenses required by governmental entities with respect to the combined business; and

•	compliance with governmental regulation with which we have little experience.

•	the effects of terrorist activity and armed conflict, such as disruptions in general economic activity, changes in logistics and security arrangements, and reduced customer demand for our services;

Any of the foregoing factors, or other factors discussed elsewhere in this report, could have a material adverse effect on our business, results of operations, and financial condition. Although Equinix, i-STT and Pihana have experienced growth in revenues in recent quarters, this growth rate is not necessarily indicative of future operating results. It is possible that the combined company may never achieve profitability on a quarterly or annual basis. In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to lease and personnel expenses, depreciation and amortization, and interest expenses. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. As such, comparisons to prior reporting periods should not be relied upon as indications of the combined company’s future performance. In addition, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, we could experience an immediate and significant decline in the trading price of its stock.

If we cannot generate higher revenues, while reducing costs by combining the businesses, we may not be able to comply with the covenants in the credit facility. If the combined company breaches the credit facility, the banks could require repayment of all amounts previously drawn and the combined company will not have sufficient cash reserves to repay such amounts.

If we cannot successfully integrate Pihana’s and i-STT’s respective existing business operations, we may not achieve the anticipated benefits of the combination.

Integrating i-STT and Pihana into our business operations involves a number of risks, including:

•	the difficulties and expenses in combining the operations, technology and computer systems and software applications of the three companies;

•	the different geographic locations of the principal operations of us, i-STT and Pihana;

•	the difficulties in integrating the companies’ key revenue-generating services in a way that would be accepted in the market;

•	the difficulties in the creation and maintenance of uniform standards, controls, procedures and policies;

•	the diversion of management’s attention from ongoing operations;

•	the challenges in keeping and attracting customers; and

•	the introduction of new or enhanced services.

If we are to realize the anticipated benefits of the combination, our operations must be efficiently and effectively integrated with the operation of i-STT and Pihana. There can be no assurance that the integration will be successful or that the anticipated benefits of the combination will be realized. If we cannot generate higher revenues, while reducing costs, we may not be able to comply with the covenants in our credit facility. If we breach the credit facility, the banks could require repayment of all amounts previously drawn down and we do not have sufficient cash reserves to repay such amounts.

If we cannot effectively integrate and manage international operations, our revenues may not increase and our business and results of operations would be harmed.

In 2002, our sales outside North America represented less than 1% of our revenues, i-STT’s sales outside North America represented approximately 100% of its revenues and Pihana’s sales outside North America represented approximately 45% of its revenues. We anticipate that, for the foreseeable future, approximately 15% of the combined company’s revenues will be derived from sources outside North America. Our management team is comprised primarily of Equinix executives before the combination, some of whom have had limited or no experience overseeing international operations.

To date, the neutrality of the Equinix IBX hubs and the variety of networks available to our customers has often been a competitive advantage for us. In certain of our recently acquired IBX hubs, in Singapore in particular, the limited number of carriers available diminishes that advantage. As a result, we may need to adapt our key revenue-generating services and pricing to be competitive in that market.

We may experience gains and losses resulting from fluctuations in foreign currency exchange rates, for which hedging activities may not adequately protect us. Where our prices are denominated in U.S. dollars, our sales could be adversely affected by declines in foreign currencies relative to the U.S. dollar, thereby making our products more expensive in local currencies. Our international operations are generally subject to a number of additional risks, including:

•	costs of customizing IBX hubs for foreign countries;

•	protectionist laws and business practices favoring local competition;

•	greater difficulty or delay in accounts receivable collection;

•	difficulties in staffing and managing foreign operations;

•	political and economic instability;

•	ability to obtain, transfer, or maintain licenses required by governmental entities with respect to the combined business; and

•	compliance with governmental regulation with which we have little experience.

To date, the majority of Equinix’s revenues and costs have been denominated in U.S. dollars; the majority of i-STT’s revenues and costs have been denominated in Singapore dollars and the majority of Pihana’s revenues and costs have been denominated in U.S. dollars, Japanese yen and Australian and Singapore dollars. However, we expect that in the future an increasing portion of revenues and costs will be denominated in foreign currencies. Although the combined company may undertake foreign exchange hedging transactions to reduce foreign currency transaction exposure, it does not currently intend to eliminate all foreign currency transaction exposure.

STT Communications holds a substantial portion of our stock and has significant influence over matters requiring stockholder consent.

STT Communications currently owns approximately 28% of our outstanding voting stock. Because of the diffuse ownership of our stock, STT Communications has significant influence over matters requiring our stockholder approval. Following the expiration of restrictions on STT Communications preventing it from converting its convertible secured notes and warrants into voting stock if, as a result, STT Communications will own more than 40% of our voting stock, STT Communications will effectively control the company and the election of directors to our board of directors. Consequently, STT Communications will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could prevent or delay a third party from acquiring or merging with us.

We need to improve and implement financial and managerial controls and improve our reporting systems and procedures. If we are unable to do so successfully, we may not be able to manage growth effectively and our operating results would be harmed.

In order to manage the integration of the i-STT and Pihana businesses, we need to continue to improve our financial and managerial controls and reporting systems and procedures. Any inability of our management to integrate additional companies, employees, technology advances and customer service into operations and to eliminate unnecessary duplication may have a materially adverse effect on our business, financial condition and results of operations.

We may be forced to take steps, and may be prevented from pursuing certain business opportunities, to ensure compliance with certain tax-related covenants agreed to by us in the combination agreement.

We agreed to a covenant in the combination agreement (which we refer to as the FIRPTA covenant) that we would use all commercially reasonable efforts to ensure that at all times from and after the closing of the combination until such time as neither STT Communications nor its affiliates hold our capital stock or debt securities (or the capital stock received upon conversion of the debt securities) received by STT Communications in connection with the consummation of the transactions contemplated in the combination agreement, none of our capital stock issued to STT Communications constitute “United States real property interests” within the meaning of Section 897(c) of the Internal Revenue Code of 1986, which we call the Code. Under Section 897(c) of the Code, our capital stock issued to STT Communications would generally constitute “United States real property interests” at such point in time that the fair market value of the “United States real property interests” owned by us equals or exceeds 50% of the sum of the aggregate fair market values of (a) our “United States real property interests,” (b) our interests in real property located outside the U.S., and (c) any other assets held by us which are used or held for use in our trade or business. Given that we currently own significant amounts of “United States real property interests,” we may be limited with respect to the business opportunities we may pursue, particularly if the business opportunities would increase the amounts of “United States real property interests” owned by us or decrease the amount of other assets owned by us. In addition, pursuant to the FIRPTA covenant we may be forced to take commercially reasonable proactive steps to ensure our compliance with the FIRPTA covenant, including, but not limited to, (a) a sale-leaseback transaction with respect to all real property interests, or (b) the formation of a holding company organized under the laws of the Republic of Singapore which would issue shares of its capital stock in exchange for all of our outstanding stock (this reorganization would require the submission of that transaction to our stockholders for their approval and the consummation of that exchange).

Our non-U.S. customers include numerous related parties of i-STT.

In the past, a substantial portion of i-STT’s financing, as well as its revenues, has been derived from its affiliates. We continue to have contractual and other business relationships and may engage in material transactions with affiliates of STT Communications. Circumstances may arise in which the interests of STT Communications’ affiliates may conflict with the interests of our other stockholders. In addition, Singapore Technologies Pte Ltd, an affiliate of STT Communications, makes investments in various companies; it has invested in the past, and may invest in the future, in entities that compete with us. In the context of negotiating commercial arrangements with affiliates, conflicts of interest have arisen in the past and may arise, in this or other contexts, in the future. There can be no assurance that any conflicts of interest will be resolved in our favor.

Our success is dependent on the retention of our executive officers and key employees.

We are substantially dependent upon the continued service of our executive officers. In addition, we are dependent on the retention of key employees of Pihana and i-STT who have knowledge of the applicable local business environment and data center operations. Without these individuals as part of the management team, it would be significantly more difficult to efficiently and effectively integrate our critical functions and compete effectively against other Internet infrastructure companies.

We have significant debt and we may not generate sufficient cash flow to meet our debt service obligations.

Our total debt consists primarily of the following:

•	a total of $30.5 million principal amount of senior notes;

•	a total of $91.5 million principal amount of loans under our credit facility;

•	a total of $30.0 million of a newly issued convertible secured note; and

•	approximately $9.6 million of other outstanding debt facilities and capital lease obligations.

Under the terms of the combination agreement, we are contractually obligated to use our reasonable best efforts to obtain the release of STT Communications from a bank guarantee associated with i-STT’s unconsolidated Thailand joint venture. Such efforts may include i-STT assuming such guarantee if it is commercially reasonable to do so. Currently, we have not assumed such guarantee and accordingly, no liability has been recorded for this potential liability as of December 31, 2002. This guarantee is for a Thai baht 260,000,000 bank loan (approximately $6,032,000 as translated using effective exchange rates at December 31, 2002), of which Thai baht 54,900,000 is currently outstanding as of December 31, 2002 (approximately $1,274,000 as translated using effective exchange rates at December 31, 2002).

The amount of our debt could have important consequences, including:

•	impairing our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

•	requiring us to dedicate a substantial portion of our operating cash flow to paying principal and interest on indebtedness, thereby reducing the funds available for operations;

•	limiting our ability to grow and make capital expenditures due to the financial covenants contained in our debt arrangements;

•	impairing our ability to adjust rapidly to changing market conditions, invest in new or developing technologies, or take advantage of significant business opportunities that may arise; and

•	making us more vulnerable if a general economic downturn continues or if its businesses experience difficulties.

If we cannot generate sufficient additional revenue and recognize sufficient synergy savings by combining the businesses, we may not be able to meet our debt service obligations or repay our debt when due or comply with other covenants in the credit facility. If we breach the credit facility, the banks could require repayment of all amounts previously drawn down, and we do not have sufficient cash reserves to repay such amounts.

We may be unable to raise the funds necessary to repay or refinance our indebtedness.

We are obligated to make principal and/or interest payments on our credit facility each year until up to 2006 and on our senior notes each year until 2007. Additionally, our credit facility matures in 2006 and the convertible secured notes and our senior notes mature in 2007. Each of these obligations require significant amounts of liquidity. We may need additional capital to fund those obligations. Our ability to arrange financing and the cost of this financing will depend upon many factors, including:

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

We are subject to restrictive covenants under the credit facility that limit our flexibility in managing our business.

Our credit facility requires that the combined company maintain specific financial ratios and comply with covenants, including a monthly cash covenant, and contains numerous restrictions on our ability to incur debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions. Furthermore, our existing financial arrangements are, and future financing arrangements are likely to be, secured by substantially all of our assets. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements. A default, if not waived by our lenders, could result in the acceleration of outstanding indebtedness and cause our debt to become immediately due and payable. If an acceleration occurs, we will not be able to repay our debt, and it is unlikely that we will be able to borrow sufficient additional funds to refinance our debt. Even if new financing is made available to us, it may not be available on terms acceptable to us.

A significant number of shares of our capital stock issued in connection with the combination, the financing and the senior note exchange may be sold in the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

We issued a large number of shares of our capital stock to the former Pihana stockholders, STT Communications, and holders of our senior notes in connection with the combination, financing and senior note exchange. The shares of common stock issued in the senior note exchange may be sold into the public market immediately following the closing of the exchange. The shares of common stock issued in connection with the combination will be registered for resale within six months. Subject to the restrictions described in this proxy statement, the senior notes and warrants issued in connection with the financing are immediately convertible or exercisable into shares of common stock and the underlying shares of common stock may be registered for resale within six months of the closing. Sales of a substantial number of shares of our common stock by these parties within any narrow period of time could cause our stock price to fall. In addition, the issuance of the additional shares of our common stock as a result of these transactions will reduce our earnings per share, if any. This dilution could reduce the market price of our common stock unless and until we achieve revenue growth or cost savings and other business economies sufficient to offset the effect of this issuance. There can be no assurance that we will achieve revenue growth, cost savings or other business economies.

Our profitability is affected by the average selling price of our services and our operations efficiency rates.

Decreases in the average selling prices of our, i-STT’s, and Pihana’s services have had and will continue to have a material adverse effect on our profitability. Historically, the average per square foot selling price of our, i-STT’s and Pihana’s services have declined since the commencement of their respective operations. Our ability to achieve profitability will continue to be dependent, in large part, upon our ability to offset any decreases in average per square foot selling prices by improving operations efficiency, and increasing the value added services provided at our IBX hubs. If we are unable to do so, our business, financial condition and results of operations could be materially adversely affected.

We resell products and services of third parties that may require us to pay for such services even if our customers fail to pay us for the services which may have a negative impact on our operating results.

In order to provide resale services such as bandwidth, managed services, backup and recovery services and other network management services, we will contract with third party service providers. These services require us to enter into fixed term contracts for services with third party suppliers of products and services. If we experience the loss of a customer who has purchased a resale product, we will remain obligated to continue paying monies to our suppliers for the term of the underlying contracts. The payment of these obligations without a corresponding payment from customers will reduce our financial resources and may have a material adverse affect on our financial performance and operating results.

We may not be able to compete successfully against current and future competitors.

Our IBX hubs and other products and services must be able to differentiate themselves from existing providers of space and services for telecommunications companies, web hosting companies and other colocation providers. In addition to competing with neutral colocation providers, we must compete with traditional colocation providers, including local phone companies, long distance phone companies, Internet service providers and web hosting facilities. Likewise, with respect to our other products and services, including managed services, bandwidth services and security services, we must compete with more established providers of similar services. Most of these companies have longer operating histories and significantly greater financial, technical, marketing and other resources than us.

Because of their greater financial resources, some of these companies have the ability to adopt aggressive pricing policies. As a result, in the future, we may suffer from pricing pressure that would adversely affect our ability to generate revenues and adversely affect our operating results. In addition, these competitors could offer colocation on neutral terms, and may start doing so in the same metropolitan areas where we have IBX hubs. Some of these competitors may also provide our target customers with additional benefits, including bundled communication services, and may do so in a manner that is more attractive to our potential customers than obtaining space in our IBX hubs. We believe our neutrality provides us with an advantage over these competitors. However, if these competitors were able to adopt aggressive pricing policies together with offering colocation space, our ability to generate revenues would be materially adversely affected.

We may also face competition from persons seeking to replicate our IBX concept. Competitors may operate more successfully or form alliances to acquire significant market share. Furthermore, enterprises that have already invested substantial resources in peering arrangements may be reluctant or slow to adopt our approach that may replace, limit or compete with their existing systems. In addition, other companies may be able to attract the same potential customers that we are targeting. Once customers are located in competitors’ facilities, it will be extremely difficult to convince them to relocate to our IBX hubs.

Because we depend on the development and growth of a balanced customer base, failure to attract and retain this base of customers could harm our business and operating results.

Our ability to maximize revenues depends on our ability to develop and grow a balanced customer base, consisting of a variety of companies, including network service providers, site and performance management companies, and enterprise and content companies. The more balanced the customer base within each IBX hub, the better we will be able to generate significant interconnection revenues, which in turn increases our overall revenues. Our ability to attract customers to our IBX hubs will depend on a variety of factors, including the presence of multiple carriers, the mix of products and services offered by us, the overall mix of customers, the IBX hub’s operating reliability and security and our ability to effectively market our services. In addition, some of our customers are and will continue to be Internet companies that face many competitive pressures and that may not ultimately be successful. If these customers do not succeed, they will not continue to use the IBX hubs. This may be disruptive to our business and may adversely affect our business, financial condition and results of operations.

Our products and services have a long sales cycle that may materially adversely affect our business, financial condition and results of operations.

A customer’s decision to license cabinet space in the IBX hubs and to purchase additional services typically involves a significant commitment of resources and will be influenced by, among other things, the customer’s confidence in our financial strength. In addition, some customers will be reluctant to commit to locating in our IBX hubs until they are confident that the IBX hub has adequate carrier connections. As a result, we have a long sales cycle. Delays due to the length our sales cycle may materially adversely affect our business, financial condition and results of operations.

We depend on a number of third parties to provide Internet connectivity to our IBX hubs; if connectivity is interrupted or terminated, our operating results and cash flow will be materially adversely affected.

The presence of diverse telecommunications carriers’ fiber networks to our IBX hubs is critical to our ability to attract new customers. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results.

We are not a telecommunications carrier, and as such we rely on third parties to provide our customers with carrier services. We rely primarily on revenue opportunities from their customers to encourage carriers to invest the capital and operating resources required to build facilities from their locations to our IBX hubs. Carriers will likely evaluate the revenue opportunity of an IBX hub based on the assumption that the environment will be highly competitive. There can be no assurance that any carrier will elect to offer its services within our IBX hubs. In addition, there can be no assurance once a carrier has decided to provide Internet connectivity to our IBX hubs that it will continue to do so for any period of time.

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

We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX hubs, whether or not within our control, could result in service level commitments to these customers. Our liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations, particularly in the early stage of our development, could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.

Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.

Our business depends on providing customers with highly reliable service. We must protect customers’ IBX infrastructure and customers’ equipment located in our IBX hubs. The services we provide are subject to failure resulting from numerous factors, including:

•	human error;

•	physical or electronic security breaches;

•	fire, earthquake, flood and other natural disasters;

•	water damage;

•	power loss;

•	sabotage and vandalism; and

•	failure of business partners who provide the combined company’s resale products.

Problems at one or more of our IBX hubs, whether or not within our control, could result in service interruptions or significant equipment damage. In the past, a limited number of our customers have experienced temporary losses of power and failure of our services levels on products such as bandwidth connectivity. If we incur significant financial commitments to our customers in connection with a loss of power, or our failure to meet other service level commitment obligations, our liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations, particularly in the early stage of our development, could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.

Furthermore, we will be dependent upon internet service providers, telecommunications carriers and other website operators in the U.S., Asia and elsewhere, some of which may have experienced significant system failures and electrical outages in the past. Users of our services may in the future experience difficulties due to system failures unrelated to our systems and services. If for any reason, these providers failed to provide the required services, our business, financial condition and results of operations could be materially adversely impacted.

A portion of the managed services business we acquired in the combination involves the processing and storage of confidential customer information. Inappropriate use of those services could jeopardize the security of customers’ confidential information causing losses of data or financially impacting us or our customers. Efforts to alleviate problems caused by computer viruses or other inappropriate uses or security breaches may lead to interruptions, delays or cessation of our managed services.

There is no known prevention or defense against denial of service attacks. During a prolonged denial of service attack, the Internet service will not be available for several hours, thus impacting hosted customers on-line business transactions. Affected customers might file claims against us under such circumstances.

To the extent a failure of our physical infrastructure, services, or services provided by service providers results in decreased revenues, we may not be able to comply with covenants in our credit facility. If we are unable to comply with covenants in our credit facility, the banks may require repayment of all outstanding amounts, and we do not have sufficient cash reserves to repay those amounts.

Our business could be harmed by prolonged electrical power outages or shortages, increased costs of energy or general availability of electrical resources.

Our IBX hubs are susceptible to regional costs of power, electrical power shortages, planned or unplanned power outages caused by these shortages, such as those that occurred in California during 2001, and limitations, especially internationally, of adequate power resources. The overall power shortage in California has increased the cost of energy, which we may not be able to pass on to our customers. We attempt to limit exposure to system downtime by using backup generators and power supplies. Power outages, which last beyond our backup and alternative power arrangements, could harm our customers and our business.

We may experience service interruptions, loss of customers and drain on resources if we are unable to renew our facility leases.

We have several short-term leases on our IBX hubs that are located outside of North America. For example, we currently lease approximately 86,100 square feet for our facility in Singapore, of which approximately 71,900 square feet expire in July 2003. Upon its expiration, we may not be able to renew our leases under reasonable terms, if at all and may have to relocate our IBX hubs to other facilities. A relocation of any IBX hub could result in service interruptions and significant additional expenses. In addition, seeking a new facility could divert management’s attention and our resources.

We may make acquisitions, which pose integration and other risks that could harm our business.

We may seek to acquire complementary businesses, products, services and technologies. As a result of these acquisitions, we may be required to incur additional debt and expenditures and issue additional shares of our stock to pay for the acquired business, product, service or technology, which will dilute existing stockholders’ ownership interest in the combined company. In addition, if we fail to successfully integrate and manage acquired businesses, products, services and technologies, our business and financial results would be harmed.

We are subject to securities class action litigation, which may harm our business and results of operations.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. During the quarter ended September 30, 2001, putative shareholder class action lawsuits were filed against us, a number of our officers and directors, and several investment banks that were underwriters of our initial public offering. The suits allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. The defense of this litigation may increase our expenses and divert management’s attention and resources. An adverse outcome in this litigation could seriously harm our business and results of operations. In addition, we may, in the future, be subject to other securities class action or similar litigation.

Risks related to our Industry

If the economy does not improve and the use of the Internet and electronic business does not grow, our revenues may not grow.

Acceptance and use of the Internet may not continue to develop at historical rates and a sufficiently broad base of consumers may not adopt or continue to use the Internet and other online services as a medium of commerce. Demand for Internet services and products are subject to a high level of uncertainty and are subject to significant pricing pressure, especially in Asia-Pacific. In addition, even if consumers do adopt and continue to use online services, we do not expect a significant increase in revenues until the economy begins to improve generally. As a result, we cannot be certain that a viable market for our IBX hubs will materialize. If the market for our IBX hubs grows more slowly than we currently anticipate, our revenues will not grow and our operating results will suffer. If we cannot grow revenues while reducing costs, we may not be able to comply with the covenants in our credit facility. If we breach the credit facility, the banks could require repayment of all amounts previously drawn down and we do not have sufficient cash reserves to repay such amounts.

Government regulation may adversely affect the use of the Internet and our business.

Various laws and governmental regulations governing Internet related services, related communications services and information technologies, and electronic commerce remain largely unsettled, even in areas where there has been some legislative action. This is true both in the U.S. and the various foreign countries in which we now operate. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, telecommunications services, and taxation, apply to the Internet and to related services such as ours. The combined company has little experience with such international regulatory issues and substantial resources of the company may be required to comply with regulations or bring any non-complaint business practices into compliance with such regulations. In addition, the development of the market for online commerce and the displacement of traditional telephony service by the Internet and related communications services may prompt increased call for more stringent consumer protection laws or other regulation both in the U.S. and abroad, that may impose additional burdens on companies conducting business online and their services providers. The compliance with, adoption of or modification of laws or regulations relating to the Internet, or interpretations of the existing law, could have a material adverse effect on our business, financial condition and results of operation.

Recent terrorist activity throughout the world and military action to counter terrorism could adversely impact our business.

The September 11, 2001 terrorist attacks in the U.S., the ensuing declaration of war on terrorism and the continued threat of terrorist activity and other acts of war or hostility appear to be having an adverse effect on business, financial and general economic conditions internationally. These effects may, in turn, result in increased costs due to the need to provide enhanced security, which would have a material adverse effect on our business and results of operations. These circumstances may also adversely affect our ability to attract and retain customers, our ability to raise capital and the operation and maintenance of our IBX hubs.

Recent Accounting Pronouncements

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. SFAS 145 is effective for us for all financial statements issued in fiscal 2003; however, as allowed under the provisions of SFAS 145, we decided to early adopt SFAS 145 in relation to extinguishments of debt for the year ended December 31, 2002. As a result of the early adoption of SFAS 145, the gains on debt extinguishment that we realized in 2002 from the extinguishment of senior notes during the year were not reported as extraordinary transactions.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company will adopt the provisions of SFAS 146 during the first quarter of 2003. We do not believe that the adoption of this statement will have a material impact on our results of operations, financial position or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to recognize a liability for obligations it has undertaken in relation to the issuance of a guarantee in addition to providing additional disclosures on such guarantees. The liability would be recorded at fair value on the date the guarantee is issued. The disclosure requirements of FIN 45 are effective for the interim and annual periods ending after December 15, 2002. The recognition and measurement provisions of FIN 45 are effective after December 31, 2002. As of December 31, 2002, the Company adopted the disclosure requirements of FIN 45. We are currently evaluating the effects of the liability measurement provisions of FIN 45 on our financial statements commencing in fiscal 2003.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing the impact of the adoption of this pronouncement on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure—an Amendment of SFAS No. 123” (“SFAS 148”). SFAS 148 encourages the adoption of the accounting provisions of SFAS 123 and requires additional disclosure, including in interim financial statements, for all companies regardless of whether or not they adopt the accounting provisions of SFAS 123. This statement is effective for our fiscal 2002 Annual Report on Form 10-K and the new interim disclosure provisions are effective for the first quarter of 2004.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently assessing the impact of the pronouncement on our consolidated financial statements.

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

An immediate 10% increase or decrease in current interest rates would furthermore not have a material impact to our debt obligations due to the fixed nature of our long-term debt obligations, except for the interest expense associated with our credit facility, which bears interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR. As of December 31, 2002, the credit facility had an effective interest rate of 6.21%. The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but does not impact our earnings or cash flows.

The fair market value of our senior notes is based on quoted market prices. The estimated fair value of our senior notes as of December 31, 2002 was approximately $4.6 million.

Foreign Currency Risk

To date, all of our recognized revenue has been denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations has been minimal. However, commencing in fiscal 2003, as a result of the combination, approximately 15% of our revenues will be in the Asia-Pacific region, and a large portion of those revenues will be denominated in a currency other than the U.S. dollar, primarily the Singapore dollar, Japanese yen and Hong Kong and Australian dollars. As a result, our operating results and cash flows will be impacted due to currency fluctuations relative to the U.S. dollar.

Furthermore, to the extent that our international sales are denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our services less competitive in the international markets. Although we will continue to monitor our exposure to currency fluctuations, and when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

Commodity Price Risk

Certain operating costs incurred by us are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodities most likely to have an impact on our results of operations in the event of significant price changes are electricity and supplies and equipment used in our IBX hubs. We are closely monitoring the cost of electricity, particularly in California. To the extent that electricity costs continue to rise, we are investigating opportunities to pass these additional power costs onto our customers that utilize this power. We do not employ forward contracts or other financial instruments to hedge commodity price risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a)(1) and begin at page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is no disclosure to report pursuant to Item 9.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding our Directors and Executive Officers is incorporated herein by reference from the section entitled “Election of Directors” of our definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our 2003 Annual Meeting of Stockholders. The Proxy Statement is anticipated to be filed within 120 days after the end of our fiscal year ended December 31, 2002.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference from the section entitled “Executive Compensation and Related Information” of the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” of the Proxy Statement.

ITEM 14.	CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements:

(a)(2)  All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)  Exhibits:

Exhibit Number	Description of Document
2.1**********

Combination Agreement, dated as of October 2,2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.

3.1********	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.

3.2	Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2**	Form of Registrant’s Common Stock certificate.

4.6*	Common Stock Registration Rights Agreement (See Exhibit 10.3).

4.9*	Amended and Restated Investors’ Rights Agreement (See Exhibit 10.6).

4.10	Registration Rights Agreement (See Exhibit 10.75).

10.1*	Indenture, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as trustee).

10.2*	Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).

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

10.8*	The Registrant’s 1998 Stock Option Plan.

10.9*+	Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.

10.10*+	Lease Agreement with Market Halsey Urban Renewal, LLC, dated as of May 3, 1999.

10.11*+	Lease Agreement with Laing Beaumeade, dated as of November 18, 1998.

Exhibit Number	Description of Document
10.12*+	Lease Agreement with Rose Ventures II, Inc., dated as of June 10, 1999.

10.13*+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 8, 1999.

10.14*+	First Amendment to Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of October 28, 1999.

10.15*+	Lease Agreement with Nexcomm Asset Acquisition I, L.P., dated as of January 21, 2000.

10.16*+	Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of December 15, 1999.

10.17*	Lease Agreement with ARE-2425/2400/2450 Garcia Bayshore LLC, dated as of January 28, 2000.

10.19*+	Master Agreement for Program Management, Site Identification and Evaluation, Engineering and Construction Services between Equinix, Inc. and Bechtel Corporation, dated November 3, 1999.

10.20*+	Agreement between Equinix, Inc. and WorldCom, Inc., dated November 16, 1999.

10.21*	Customer Agreement between Equinix, Inc. and WorldCom, Inc., dated November 16, 1999.

10.22*+	Lease Agreement with GIP Airport B.V., dated as of April 28, 2000.

10.23*	Purchase Agreement between International Business Machines Corporation and Equinix, Inc. dated May 23, 2000.

10.24**	2000 Equity Incentive Plan.

10.25**	2000 Director Option Plan.

10.26**	2000 Employee Stock Purchase Plan.

10.27**	Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000.

10.28***+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of July 1, 2000.

10.29***+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of May 1, 2000.

10.30***+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 24, 2000.

10.31***+	Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24, 2000.

10.32***+	Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of August 7, 2000.

10.33***+	Lease Agreement with Quattrocento Limited, dated as of June 1, 2000.

10.34***	Lease Agreement with ARE-2425/2400/2450 Garcia Bayshore, LLC, dated as of March 20, 2000.

10.35***	First Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of October 11, 2000.

10.37****+	Lease Agreement with Quattrocentro Limited, dated as of June 9, 2000.

10.38****+	Lease Agreement with Compagnie des Entrepots et Magasins Generaux de Paris, dated as of July 18, 2000.

10.39****+	Second Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of December 22, 2000.

10.40****	Third Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of March 8, 2001.

10.41*****+

Fourth Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, acting in partnership under the name Naxos-Union Grundstucksverwaltungsgesellschaft GbR, dated as of July 3, 2001.

Exhibit Number	Description of Document
10.42*****+	First Amendment to Deed of Lease with TrizecHahn Beaumeade Technology Center LLC, dated as of March 22, 2001.

10.43*****+	First Lease Amendment Agreement with Market Halsey Urban Renewal, LLC, dated as of May 23, 2001.

10.44*****+	First Amendment to Lease with Nexcomm Asset Acquisition I, L.P., dated as of April 18, 2000.

10.45*****+	Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of December 18, 2000.

10.46******	First Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 26, 2001.

10.47******	Amended and Restated Credit and Guaranty Agreement, dated as of September 30, 2001.

10.48******	2001 Supplemental Stock Plan.

10.49*******	Deed Terminating a Commercial Lease with Compagnie des Entrepots et Magasins Generaux de Paris, dated as of September 7, 2001.

10.50********	Agreement terminating the Lease Agreement with Naxos Schmirdelwork Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of April 26, 2002.

10.51********	Agreement to Surrender of a Lease Agreement by and between Equinix UK Limited and Quattrocentro Limited, dated as of February 27, 2002.

10.52********

Termination Agreement by and among Equinix, Inc. and Deka Immobilien Investment GMBH, successor in title to GIP Airport B.V., dated as of February 18, 2002, terminating the Lease Agreement with GIP Airport B.V., dated as of April 28, 2000.

10.53********	Second Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of May 20, 2002.

10.54********+	Amended and Restated Master Service Agreement by and between International Business Machines Corporation and Equinix, Inc., dated as of May 1, 2002.

10.55********	Agreement for Termination of Lease and Voluntary Surrender of Premises by and between ARE-2425/2400/2450 Garcia Bayshore LLC and Equinix Operating Co., Inc., dated as of July 12, 2002.

10.56*********+	Second Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of October 1, 2002.

10.57*********+	First Amendment to Lease Agreement for property located at 2450 Bayshore Parkway, Mountain View, CA 94043, dated as of October 1, 2002.

10.58*********	Form of Severance Agreement entered into by the Company and each of the Company’s executive officers.

10.59	Second Amended and Restated Credit and Guaranty Agreement, dated as of December 31, 2002.

10.60

Governance Agreement by and among Equinix, Inc., STT Communications Ltd., i-STT Communications Ltd.,—STT Investments Pte Ltd and the Pihana Pacific stockholder named therein, dated as of December 31, 2002.

10.61	Tenancy Agreement over units #06-01, #06-05, #06-06, #06-07 and #06-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.62	Tenancy Agreement over units #05-05, #05-06, #05-07 and #05-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.63	Tenancy Agreement over units #03-01 and #03-02 of Block 28 Ayer Rajah Crescent, Singapore 139959.

Exhibit Number	Description of Document
10.64	Tenancy Agreement over units #05-01, #05-02, #05-03 and #05-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.65	Tenancy Agreement over units #03-05, #03-06, #03-07 and #03-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.66	Lease Agreement with Nation Multimedia Group Public Co., Ltd. For 1st and 3rd Floor of Nation Building II, Bangkok, dated as of February 1, 2001.

10.67	Lease Agreement with Nation Multimedia Group Public Co., Ltd. For 6th Floor of Nation Tower, Bangkok, dated as of October 1, 2001.

10.68	General Factory Lease Agreement dated February 21, 2001.

10.69	Lease Agreement with Downtown Properties, LLC dated April 10, 2000, as amended.

10.70	Lease Agreement with Comfort Development Limited dated November 10, 2000.

10.71	Lease Agreement with PacEast Telecom Corporation dated June 15, 2000, as amended.

10.72	Lease Agreement Lend Lease Real Estate Investments Limited dated October 20, 2000.

10.73	Lease Agreement with AIPA Properties, LLC dated November 1, 1999, as amended.

10.74	Third Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 30, 2002.

10.75	Registration Rights Agreement by and among Equinix and the Initial Purchasers, dated as of December 31, 2002.

10.76	Securities Purchase Agreement by and among Equinix, the Guarantors and the Purchasers, dated as of October 2, 2002.

10.77	Series A-1 Convertible Secured Note Due 2007 issued to i-STT Investments Pte Ltd on December 31, 2002.

10.78	Preferred Stock Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.79	Change in Control Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.80	Series A Cash Trigger Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.81	Series B Cash Trigger Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.82	First Supplemental Indenture between Equinix and State Street Bank and Trust Company of California, N.A., as Trustee, dated as of December 28, 2002.

16.1*	Letter regarding change in certifying accountant.

21.1	Subsidiaries of Equinix.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

99.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-93749).
**	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement in Form S-1 (Commission File No. 333-39752).
***	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
****	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
*****	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

******	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
*******	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
********	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
*********	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
**********	Incorporated herein by reference to Annex A of Equinix’s Definitive Proxy Statement filed with the Commission December 12, 2002.
+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

(b)  Reports on Form 8-K.

On October 9, 2002, the Company filed a Current Report on Form 8-K to report the announcement that on October 2, 2002, the Company entered into a combination agreement to acquire the outstanding stock of i-STT Pte Ltd from STT Communications Ltd. (“STT Communications”), as well as to merge one of the Company’s wholly-owned subsidiaries with Pihana Pacific, Inc. (“Pihana”), in which Pihana would become a wholly-owned subsidiary of the Company (collectively, the combination). In connection with the combination, the Company also announced that it had entered into a securities purchase agreement with STT Communications, in which at the closing of the combination, the Company would issue up to $40.0 million aggregate principal amount of convertible secured notes to STT Communications and other purchasers.

On December 26, 2002, the Company filed a Current Report on Form 8-K to make public a pro forma balance sheet as of November 30, 2002 as if the combination had occurred on such date as required by the Nasdaq Qualifications Panel. On August 15, 2002, Equinix received a notice from Nasdaq indicating that the failure of its common stock to maintain Nasdaq’s minimum closing bid price requirement of $1.00 had continued beyond the 90-day probationary period allowed under The Nasdaq National Marketplace Rules and, therefore, its common stock may be delisted. On August 21, 2002, Equinix appealed the delisting decision and requested the delisting be stayed pending a hearing before the Nasdaq Qualifications Panel. A hearing was granted and Equinix appeared before the panel on October 3, 2002. On November 25, 2002 the Nasdaq Qualifications Panel issued a decision to continue the listing of our common stock on The Nasdaq National Market. However, such continuance is contingent upon our ability to demonstrate compliance with all of the requirements for initial listing on The Nasdaq National Market and the completion of the combination and related transactions on or before December 31, 2002. In connection with the Panel’s decision, the Panel required Equinix to make a public filing, which includes a pro forma balance sheet no older than 45 days from the closing of the combination. This filing on Current Report on Form 8-K met this requirement.

(c)  Exhibits.

See (a)(3) above.

(d)  Financial Statement Schedule.

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUINIX, INC. (Registrant)

By	/s/ PETER F. VAN CAMP
Peter F. Van Camp Chief Executive Officer

March 26, 2003

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

Signature	Title	Date

/s/ PETER F. VAN CAMP Peter F. Van Camp	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2003

/s/ RENEE F. LANAM Renee F. Lanam	Chief Financial Officer and Secretary (Principal Financial Officer)	March 26, 2003

/s/ KEITH D. TAYLOR Keith D. Taylor	Vice President, Finance (Principal Accounting Officer)	March 26, 2003

Lee Theng Kiat	Chairman of the Board

/s/ SCOTT KRIENS Scott Kriens	Director	March 26, 2003

Signature	Title	Date

/s/ ANDREW S. RACHLEFF Andrew S. Rachleff	Director	March 26, 2003

/s/ MICHELANGELO VOLPI Michelangelo Volpi	Director	March 26, 2003

/s/ JEAN F.H.P. MANDEVILLE Jean F.H.P. Mandeville	Director	March 26, 2003

/s/ HARRY F. HOPPER III Harry F. Hopper III	Director	March 26, 2003

Director
Steven Poy Eng

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Peter F. Van Camp, certify that:

1.	I have reviewed this annual report on Form 10-K of Equinix, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 26, 2003

/s/    PETER F. VAN CAMP

Peter F. Van Camp

Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Renee F. Lanam, certify that:

1.	I have reviewed this annual report on Form 10-K of Equinix, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 26, 2003

/s/    RENEE F. LANAM

Renee F. Lanam

Chief Financial Officer

Report of Independent Accountants

To Board of Directors and

Stockholders of Equinix, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 45, present fairly, in all material respects, the financial position of Equinix, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California

March 21, 2003

EQUINIX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$41,216	$58,831
Short-term investments	—	28,890
Accounts receivable, net of allowance for doubtful accounts of $397 and $381	9,152	6,909
Current portion of restricted cash and short-term investments	1,981	47
Prepaids and other current assets	11,146	8,541

Total current assets	63,495	103,218
Property and equipment, net	390,048	325,226
Construction in progress	—	103,691
Restricted cash and short-term investments, less current portion	2,426	27,997
Intangible assets	24,981	—
Debt issuance costs, net	7,250	11,333
Other assets	3,803	3,589

Total assets	$492,003	$575,054

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$20,347	$11,109
Accrued restructuring charges	11,528	6,390
Accrued construction costs	—	34,650
Accrued interest payable	2,311	2,167
Current portion of debt facilities and capital lease obligations.	5,591	7,206
Current portion of credit facility	1,981	—
Other current liabilities	4,413	1,807

Total current liabilities	46,171	63,329
Debt facilities and capital lease obligations, less current portion	3,633	6,344
Credit facility	89,529	105,000
Senior notes	28,908	187,882
Convertible secured note	25,354	—
Other liabilities	14,214	8,978

Total liabilities	207,809	371,533

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 100,000,000 and 10,000,000 shares authorized in 2002 and 2001; 1,868,667 and zero shares issued and outstanding in 2002 and 2001; liquidation preference of $18,298 as of December 31, 2002	2	—
Common stock, $0.001 par value per share; 300,000,000 shares authorized in 2002 and 2001; 8,448,683 and 2,502,412 shares issued and outstanding in 2002 and 2001	8	3
Additional paid-in capital	638,065	544,420
Deferred stock-based compensation	(2,865)	(11,022)
Accumulated other comprehensive income	617	135
Accumulated deficit	(351,633)	(330,015)

Total stockholders’ equity	284,194	203,521

Total liabilities and stockholders’ equity	$492,003	$575,054

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2002	2001	2000
Revenues	$77,188	$63,414	$13,016

Costs and operating expenses:
Cost of revenues (includes stock-based compensation of $266, $426 and $766 for the years ended December 31, 2002, 2001, and 2000 respectively)	104,073	94,889	43,401
Sales and marketing (includes stock-based compensation of $952, $2,830, and $6,318 for the years ended December 31, 2002, 2001, and 2000 respectively)	15,247	16,935	20,139
General and administrative (includes stock-based compensation of $5,660, $15,788, and $22,809 for the years ended December 31, 2002, 2001, and 2000, respectively)	30,659	58,286	56,585
Restructuring charges	28,885	48,565	—

Total costs and operating expenses	178,864	218,675	120,125

Loss from operations	(101,676)	(155,261)	(107,109)
Interest income	998	10,656	16,430
Interest expense	(35,098)	(43,810)	(29,111)
Gain on debt extinguishment	114,158	—	—

Net loss	$(21,618)	$(188,415)	$(119,790)

Net loss per share:
Basic and diluted	$(7.23)	$(76.62)	$(111.23)

Weighted average shares	2,990	2,459	1,077

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE LOSS

FOR THE THREE YEARS ENDED DECEMBER 31, 2002

(in thousands, except share data )

	Preferred stock		Common stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated other comprehensive	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount			income (loss)
Balances as of December 31, 1999	—	$—	364,756	$—	$43,974	$(13,706)	$14	$(21,810)	$8,472
Issuance of common stock for cash	—	—	3,600	—	1,033	—	—	—	1,033
Issuance of common stock upon exercise of common stock options	—	—	44,442	—	2,472	—	—	—	2,472
Issuance of common stock upon exercise of common stock warrants	—	—	22,126	—	353	—	—	—	353
Issuance of common stock from initial public offering, net	—	—	709,399	1	251,481	—	—	—	251,482
Conversion of redeemable convertible preferred stock	—	—	1,271,877	1	191,579				191,580
Repurchase of unvested common stock	—	—	(10,824)	—	(28)	—	—	—	(28)
Issuance/revaluation of common stock options and warrants	—	—	—	—	7,744	—	—	—	7,744
Deferred stock-based compensation, net of forfeitures	—	—	—	—	54,537	(54,537)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	29,893	—	—	29,893
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(119,790)	(119,790)
Foreign currency translation gain	—	—	—	—	—	—	1,992	—	1,992
Unrealized loss on short-term investments	—	—	—	—	—	—	(87)	—	(87)

Net comprehensive loss	—	—	—	—	—	—	1,905	(119,790)	(117,885)

Balances as of December 31, 2000	—	—	2,405,376	2	553,145	(38,350)	1,919	(141,600)	375,116
Issuance of common stock upon exercise of common stock options	—	—	15,534	—	435	—	—	—	435
Issuance of common stock upon exercise of common stock warrants	—	—	72,882	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	16,427	1	1,483	—	—	—	1,484
Repurchase of unvested common stock	—	—	(7,807)	—	(18)	—	—	—	(18)
Issuance/revaluation of common stock warrants	—	—	—	—	(2,341)	—	—	—	(2,341)
Deferred stock-based compensation, net of forfeitures	—	—	—	—	(8,284)	8,284	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	19,044	—	—	19,044
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(188,415)	(188,415)
Foreign currency translation loss	—	—	—	—	—	—	(1,873)	—	(1,873)
Unrealized gain on short-term investments	—	—	—	—	—	—	89	—	89

Net comprehensive loss	—	—	—	—	—	—	(1,784)	(188,415)	(190,199)

Balances as of December 31, 2001	—	—	2,502,412	3	544,420	(11,022)	135	(330,015)	203,521
Issuance of common stock upon exercise of common stock options	—	—	12,965	—	112	—	—	—	112
Issuance of common stock upon exercise of common stock warrants	—	—	58,551	—	11	—	—	—	11
Issuance of common stock under employee stock purchase plan	—	—	16,689	—	415	—	—	—	415
Issuance of common stock upon exchange of senior notes	—	—	2,357,001	2	30,831	—	—	—	30,833
Issuance of common and preferred stock upon acquisition of i-STT	1,868,667	2	1,084,686	1	31,184	—	—	—	31,187
Issuance of common stock upon acquisition of Pihana	—	—	2,416,379	2	25,515	—	—	—	25,517
Issuance/revaluation of common and preferred stock warrants	—	—	—	—	6,856	—	—	—	6,856
Deferred stock-based compensation, net of forfeitures	—	—	—	—	(1,279)	1,279	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	6,878	—	—	6,878
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(21,618)	(21,618)
Foreign currency translation gain	—	—	—	—	—	—	498	—	498
Unrealized loss on short-term investments	—	—	—	—	—	—	(16)	—	(16)

Net comprehensive loss	—	—	—	—	—	—	482	(21,618)	(21,136)

Balances as of December 31, 2002	1,868,667	$2	8,448,683	$8	$638,065	$(2,865)	$617	$(351,633)	$284,194

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss.	$(21,618)	$(188,415)	$(119,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	54,082	49,645	14,816
Amortization of stock-based compensation	6,878	19,044	29,893
Amortization of debt-related issuance costs and discounts	5,977	7,195	8,445
Allowance for doubtful accounts	2,329	521	608
Issuance of common stock to charity	—	—	780
Loss on disposal of fixed assets	11	—	—
Gain on debt extinguishment	(114,158)	—	—
Restructuring charges	28,885	48,565	—
Changes in operating assets and liabilities:
Accounts receivable	(2,511)	(2,505)	(5,355)
Prepaids and other current assets	4,290	2,001	(8,776)
Other assets	2,604	(1,657)	(354)
Accounts payable and accrued expenses	11,126	(2,742)	9,574
Accrued restructuring charge	(9,279)	(2,088)	—
Other current liabilities	2,374	161	1,441
Other liabilities	1,501	1,421	645

Net cash used in operating activities	(27,509)	(68,854)	(68,073)

Cash flows from investing activities:
Purchase of short-term investments	(14,662)	(168,411)	(114,968)
Sales and maturities of short-term investments	43,536	172,047	102,253
Purchases of property and equipment	(6,508)	(57,791)	(296,320)
Additions to construction in progress	—	(44,343)	(74,448)
Accrued construction costs	(28,708)	(54,693)	79,571
Purchase of restricted cash and short-term investments	(5,090)	(25,020)	(24,246)
Sale of restricted cash and short-term investments	3,904	25,197	26,000

Net cash used in investing activities	(7,528)	(153,014)	(302,158)

Cash flows from financing activities:
Proceeds from issuance of common stock	537	1,918	254,560
Proceeds from convertible secured note	30,000	—	—
Acquisition of cash from i-STT and Pihana, less acquisition costs	29,180	—	—
Proceeds from issuance of debt facilities and capital lease obligations	—	8,004	6,884
Repayment of debt facilities and capital lease obligations	(6,118)	(5,559)	(9,955)
Proceeds from credit facility	—	150,000	—
Repayment of credit facility	(13,490)	(45,000)	—
Repayment of senior notes and debt extinguishment costs	(21,291)	—	—
Repurchase of common stock	—	(18)	(28)
Proceeds from issuance of redeemable convertible preferred stock, net	—	—	94,353
Debt issuance costs	(1,894)	(1,546)	(5,967)

Net cash provided by financing activities	16,924	107,799	339,847

Effect of foreign currency exchange rates on cash and cash equivalents	498	(1,873)	1,992
Net decrease in cash and cash equivalents	(17,615)	(115,942)	(28,392)
Cash and cash equivalents at beginning of year	58,831	174,773	203,165

Cash and cash equivalents at end of year	$41,216	$58,831	$174,773

Supplemental disclosure of cash flow information:
Cash paid for taxes	$39	$18	$—

Cash paid for interest	$19,948	$38,103	$28,876

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Equinix, Inc. (“Equinix” or the “Company”) was incorporated as Quark Communications, Inc. in Delaware on June 22, 1998. The Company changed its name to Equinix, Inc. on October 13, 1998. Equinix designs, builds, and operates Internet Business Exchange (“IBX”) hubs where Internet businesses place their equipment and their network facilities in order to interconnect with each other to improve Internet performance. The Company’s IBX hubs and Internet exchange services enable network service providers, enterprises, content providers, managed service providers and other Internet infrastructure companies to directly connect with each other for increased performance.

Since its inception, the Company has been successful in completing several rounds of financing. During the same period, the Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. As of December 31, 2002, the Company had an accumulated deficit of $351.6 million. For the year ended December 31, 2002, the Company incurred a loss from operations of $101.7 million and negative cash flows from operations of $27.5 million.

In October 2002, the Company entered into agreements to consummate a series of related acquisition and financing transactions. These transactions closed on December 31, 2002 and, as such, the consolidated balance sheet as of that date includes the net assets acquired. Under the terms of these agreements, the Company combined its business with two similar businesses, which are predominantly based in the Asia-Pacific region, through the acquisition of i-STT Pte Ltd (“i-STT”) and Pihana Pacific, Inc. (“Pihana”) by issuing approximately 3.5 million shares of Equinix common stock and approximately 1.9 million shares of Equinix preferred stock. The Company refers to this transaction as the combination (the “Combination”) (see Note 2). In conjunction with the Combination, the Company issued to i-STT’s former parent company, STT Communications Ltd. (“STT Communications”), a $30.0 million convertible secured note in exchange for cash. The Company refers to this transaction as the financing (the “Financing”) (see Note 7).

i-STT’s operations are, and are expected to continue to be, essentially break-even from operating activities. Although Pihana’s centers are expected to operate at a loss for approximately 24 months from the closing of the Combination, Pihana contributed $33.3 million of cash at closing (approximately $21.7 million, net of working capital), which the Company believes will be sufficient cash to offset its centers’ projected loss from operations for this period. In addition, by combining Equinix’s, i-STT’s and Pihana’s businesses, the Company expects to be able to reduce the annual operating expenses of the combined company by approximately $13.0 million. This will be done through the elimination of duplicate corporate overhead costs, specifically including the closing of Pihana’s corporate headquarters, and a reduction in headcount of the combined companies of nearly 20%, primarily in the general and administrative areas. Furthermore, by using a portion of the cash raised in the transactions to reduce approximately $125.3 million of the Company’s debt, the Company has reduced its annual cash interest payments by approximately $15.8 million.

In connection with the Combination and Financing, the Company completed the Senior Note Exchange, whereby the Company amended the terms of the Indenture governing the Senior Notes and extinguished $116.8 million of Senior Notes in exchange for a combination of common stock and cash. This resulted in the recognition of a substantial gain on debt extinguishment during the fourth quarter of 2002 (see Note 5).

In addition, in connection with the Combination, Financing and the Senior Note Exchange, the Company completed a further amendment to its Credit Facility (see Note 6).

As of December 31, 2002, the Company had $41.2 million of cash and cash equivalents. The Company believes that this cash, together with anticipated positive cash flow from operations commencing by the end of

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003 and projected cost-savings in connection with the Combination, will be sufficient to meet the working capital, debt service and corporate overhead requirements associated with its operations for the next twelve months. Although the Company believes it has sufficient cash to reach cash flow break-even from operating, investing and financing activities, the Company will continue to look for opportunities to raise additional capital to provide the Company with greater operating flexibility.

Under the terms of the Second Amendment to the Amended and Restated Credit Facility (see Note 6), the Company must meet certain financial and non-financial covenants. While these covenants were reset consistent with the Company’s expected future performance as a combined company, if the Company does not achieve the intended growth required or the Company is unable to reduce costs to a level to comply with these covenants, the Company may be required to repay the $91.5 million currently outstanding under this facility. Since the Company does not have sufficient cash reserves to pay this if an event of default occurs, the Company may be required to renegotiate with the debt issuers for forbearance, make other financial arrangements or take other actions in order to pay down the loan. There can be no assurance that such revised covenants will be met, or that the Company will be able to obtain a forbearance or that replacement financing will be available. In addition, a default in the Second Amendment to the Amended and Restated Credit Facility will trigger cross-default provisions in the Company’s other debt facilities. If the cash flows from operations are not sufficient to support the Company’s cash requirements, cost reductions implemented as a result of this could adversely affect the business and the Company’s ability to achieve the Company’s business objectives.

Stock Split

In December 2002, the Company effected a thirty-two-for-one reverse stock split effective December 31, 2002 whereby one share of common stock was exchanged for every thirty-two shares of common stock then outstanding. All share and per share amounts in these financial statements have been retroactively adjusted to give effect to the stock split.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Equinix and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Consolidation

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiaries” and Emerging Issues Task Force (“EITF”) Abstract No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”. As a result, all majority-owned subsidiaries are consolidated unless the Company does not have control. Evidence of such a lack of effective control includes the Company’s inability to direct or cause the direction of the management and policies of a person, whether through the ownership of voting shares, by contract, or otherwise.

As a result of the Combination (see Note 2), the Company acquired a 60% interest in i-STT Nation Limited, an IBX hub operation in Thailand. However, as a result of certain substantive participating rights granted to minority shareholders, i-STT Nation Limited is not considered a controlled subsidiary and accordingly, it is not consolidated. Accordingly, the Company accounts for i-STT Nation Limited as an equity investment using the equity method of accounting. Under the preliminary purchase price allocation, the Company attributed no value to this investment as i-STT Nation Limited is in the early stages of operations and is not able to generate positive operating cashflow for the foreseeable future. The Company is continuing to review its strategic alternatives related to i-STT Nation Limited.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid instruments with an original maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of money market mutual funds and certificates of deposit with financial institutions with maturities of between 7 and 60 days. Short-term investments generally consist of certificates of deposits with maturities of between 90 and 180 days and highly liquid debt and equity securities of corporations, municipalities and the U.S. government. Short-term investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices with unrealized gains and losses reported in stockholders’ equity as a component of comprehensive income. The cost of securities sold is based on the specific identification method.

Restricted Cash and Short-term Investments

Restricted cash and short-term investments as of December 31, 2002, consisted of $1,981,000 deposited with an escrow agent to pay the current interest payment on the Senior Notes (see Note 5), which was paid in January 2003; $1,939,000, which was used as collateral to support the issuance of six standby letters of credit in lieu of deposits under certain lease agreements with various expiry dates through 2015; and 3,800,000 Hong Kong dollars (approximately $487,000 as translated using effective exchange rates at December 31, 2002) reserved for placement into an escrow account with a third party as required by a customer agreement in Hong Kong, whereby the customer would be able to draw upon the amount in the case of Equinix’s insolvency, as defined in the agreement (the “Hong Kong Customer Escrow Account”). As of December 31, 2002 and through the date of this filing, the Hong Kong Customer Escrow Account has not yet been funded. During the year ended December 31, 2002, the Company recorded several restructuring charges as part of its effort to exit or amend several unnecessary U.S. IBX expansion and headquarter office space leases. Part of this restructuring charge included the write-off of $250,000 for a letter of credit related to one of these U.S. leaseholds (see Note 13). In addition, part of this restructuring charge reflected the write-off of $19,010,000 for letters of credit related to the exercise of the Company’s option to elect to permanently exclude approximately 40 acres from the San Jose Ground Lease. The remaining $5,990,000 in letters of credit associated with the San Jose Ground Lease was reclassified as prepaid rent (see Note 10).

Restricted cash and short-term investments as of December 31, 2001, consisted of $28,044,000, which was used as collateral to support the issuance of ten standby letters of credit in lieu of deposits under certain domestic lease agreements, including two letters of credit, totaling $25,000,000, posted in connection with Company’s San Jose Ground Lease (see Note 10). These lease agreements have expiration terms at various dates through 2020. During the quarter ended September 30, 2001, the Company recorded a restructuring charge as part of its revised European services strategy. Part of this restructuring charge included the write-off of $8,634,000 in connection with several letters of credit related to the Company’s long-term European operating leases (see Note 13).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments and Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash, cash equivalents and short-term investments to the extent these exceed federal insurance limits and accounts receivable. Risks associated with cash, cash equivalents and short-term investments are mitigated by the Company’s investment policy, which limits the Company’s investing to only those marketable securities rated at least A-1 or P-1 investment grade, as determined by independent credit rating agencies.

The Company’s customer base has historically been composed primarily of businesses throughout the United States; however, on December 31, 2002, as a result of the Combination (see Note 2), the Company acquired the accounts receivable balances of i-STT and Pihana, and commencing in fiscal 2003, the Company’s revenues will include revenues from these newly-acquired Asia-Pacific operations. The Company performs ongoing credit evaluations of its customers. As of December 31, 2002, one customer, IBM, accounted for 20% of revenues and 15% of accounts receivables. As of December 31, 2001, one customer, IBM, accounted for 15% of revenues and another customer, SiteSmith, accounted for 10% of accounts receivables. As of December 31, 2000, two customers, IBM and Loudcloud (now known as Opsware), accounted for 12% and 11% of revenues and two customers, IBM and UUNET, accounted for 19% and 14% of accounts receivables. No other single customer accounted for greater than 10% of accounts receivables or revenues for the periods presented.

Property and Equipment

Property and equipment are stated at original cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally two to five years for non-IBX hub equipment and seven to ten years for IBX hub equipment. Leasehold improvements and assets acquired under capital lease are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement, which is generally ten to fifteen years for the leasehold improvements.

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

Included within construction in progress is the value attributed to the unearned portion of warrants issued to certain fiber carriers and our contractor totaling $1,439,000 as of December 31, 2001 (see Note 8).

Interest incurred is capitalized in accordance with SFAS No. 34, Capitalization of Interest Costs. There was no interest capitalized during the year ended December 31, 2002. Total interest cost incurred and total interest capitalized during the year ended December 31, 2001, was $45,350,000 and $1,540,000, respectively. Total interest cost incurred and total interest capitalized during the year ended December 31, 2000 was $34,102,000 and $4,991,000, respectively.

During the quarter ended March 31, 2002, the Company completed construction on its seventh and largest IBX hub, which is located in the New York metropolitan area, and placed it into service. The Company currently has no IBX hubs under construction.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 provides, among other things, that goodwill should not be amortized after its initial recognition in financial statements. In addition, the standard includes provisions for testing for impairment of existing goodwill and other intangibles. As of January 1, 2002, the Company adopted SFAS No. 142 and recorded goodwill as part of the Combination, which closed on December 31, 2002 (see Note 2). In lieu of amortization, the Company is required to perform an impairment review of its goodwill balance on at least on an annual basis and upon the initial adoption of SFAS No. 142. This impairment review involves a two-step process as follows:

Step 1—The Company compares the fair value of its reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, the Company moves on to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2—The Company performs an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. The Company then compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

Other identifiable intangible assets, comprised of customer contracts and tradename, are carried at cost, less accumulated amortization. No amortization was recognized in fiscal 2002 as the Combination was consummated on December 31, 2002 (see Note 2). Beginning in fiscal 2003, the Company will start amortizing these other identifiable intangibles on a straight-line basis over their estimated useful lives, which are two years for customer contracts and one year for tradename.

Fair Value of Financial Instruments

The carrying value amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and long-term obligations approximate their fair value due to either the short-term maturity or the prevailing interest rates of the related instruments. The fair value of the Company’s Senior Notes (see Note 5) is based on quoted market prices. The estimated fair value of the Senior Notes was approximately $4.6 million and $70.0 million as of December 31, 2002 and 2001, respectively. During fiscal 2002, the Company retired approximately $169.5 million of Senior Notes (see Note 5).

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which the Company adopted in fiscal 2002. SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed of. SFAS No. 144 also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the quarter ended June 30, 2002, the Company wrote-down the value of some property and

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equipment, primarily leasehold improvements and some equipment, located in two unnecessary U.S. IBX expansion and headquarter office space operating leaseholds that the Company decided to exit and that do not currently provide any ongoing benefit (see Note 13).

In light of a number of factors, including the continued difficulty in the economy and the Company’s significant losses to date, an impairment assessment was undertaken of the Company’s IBX hubs as of December 31, 2002. This assessment involved an assessment of the future net cash flows generated by each IBX hub over their respectful useful lives and comparing this against the carrying value of that IBX hub. The revenue and cost assumptions used in this analysis were based on numerous factors, including the current revenue and cost performance of each IBX hub, historical growth rates, the remaining space to fill each IBX hub to full capacity relative to the market demand in each of the individual geographic markets of each IBX hub, expected inflation rates and any other available economic indicators and factors that the Company believed were relevant. This analysis showed that the total of the undiscounted future cash flows was greater than the carrying amount of the assets, and accordingly, no impairment was deemed to have occurred. Significant judgments and assumptions were required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, customer growth and the timing of overall market growth and the Company’s percentage of that market. Accordingly, if future results do not match these current estimates, revised future forecasts could result in a material adverse effect on the assessment of the Company’s long-lived assets, thereby requiring the Company to write down the assets.

Prior to adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” During the quarter ended September 30, 2001, the Company wrote-down the value of its European construction in progress to its net realizable value as part of a larger restructuring charge in conjunction with a revised European services strategy (see Note 13). In December 2000, based on the uncertainty of the Company’s future business relationship with NorthPoint (see Note 8), as a result of their filing under Chapter 11 bankruptcy protection, the Company determined that the future value of the other asset attributed to the unamortized portion of the fully-vested, nonforfeitable warrant was questionable and accordingly, the remaining asset totaling approximately $700,000 was written off.

Revenue Recognition

Equinix derives its revenues from (1) recurring revenue streams, such as from the leasing of cabinet space, power and interconnection services and bandwidth and (2) non-recurring revenue streams, such as from the recognized portion of deferred installation revenues, professional services and equipment sales. Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to three years. Non-recurring installation fees are deferred and recognized ratably over the term of the related contract. Professional service fees are recognized in the period in which the services were provided and represent the culmination of the earnings process. Fees for the provision of e-business services are recognized progressively as the services are rendered in accordance with the contract terms, except where the future costs cannot be estimated reliably, in which case fees are recognized upon the completion of services. The Company generally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. The Company has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have not been significant.

Revenue is recognized as service is provided when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. It is customary business practice to obtain a signed master sales agreement and sales order prior to recognizing revenue in an arrangement. The

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from our customers. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. In addition, Equinix also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for those customers that the Company had expected to collect the revenues. If the financial condition of Equinix’s customers were to deteriorate or if they become insolvent, resulting in an impairment of their ability to make payments, allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and analyzes current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the Company’s reserves.

During the year ended December 31, 2001, the Company recognized approximately $200,000 of revenue in relation to equipment received from customers in lieu of cash. This equipment is being used in the Company’s operations and was valued based on management’s assessment of the fair value of the equipment in relation to external prices for similar equipment.

In February and March 2002, the Company entered into arrangements with numerous vendors to resell equipment and bandwidth, including two related parties (see Note 11). The Company began to offer such services in an effort to provide its customers a more fully-integrated services solution. Under the terms of the reseller agreements, the Company will sell the vendors’ services or products to its customers and the Company will contract with the vendor to provide the related services or products. The Company recognizes revenue from such arrangements on a gross basis in accordance with EITF Abstract No. 99-19, “Recording Revenue as a Principal versus Net as an Agent.” The Company acts as the principal in the transaction as the Company’s customer services agreement identifies the Company as the party responsible for the fulfillment of product/ services to the Company’s customers and has full pricing discretion. In the case of products sold under such arrangements, the Company takes title to the products and bears the inventory risk as the Company has made minimum purchase commitments to various vendors. The Company has credit risk, as it is responsible for collecting the sales price from a customer, but must pay the amount owed to its suppliers after the suppliers perform, regardless of whether the sales price is fully collected. In addition, the Company will often determine the required equipment configuration and recommend bandwidth providers from numerous potential suppliers. For the year ended December 31, 2002, the Company recognized revenue of $2.9 million from the sale of equipment and associated cost of revenue of $2.8 million. The Company had no equipment sales during fiscal 2001.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted under SFAS No. 123, the Company uses the intrinsic value-based method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its employee stock-based compensation plans. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s shares and the exercise price of the option.

The Company accounts for stock-based compensation arrangements with nonemployees in accordance with the Emerging Issues Task Force (“EITF”) Abstract No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Accordingly, unvested options and warrants held by nonemployees are subject to revaluation at each balance sheet date based on the then current fair market value.

Unearned deferred compensation resulting from employee and nonemployee option grants is amortized on an accelerated basis over the vesting period of the individual options, in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FASB Interpretation No. 28”).

The Company provides additional pro forma disclosures required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of SFAS No. 123”. Had compensation costs been determined using the fair value method for the Company’s stock-based compensation plans including the employee stock purchase plan, net loss would have been increased by $6,007,000, $8,564,000 and $3,055,000 for the years ended December 31, 2002, 2001 and 2000, respectively, as indicated below for the years ended December 31 (in thousands, except per share data):

	2002	2001	2000
Net loss:
As reported	$(21,618)	$(188,415)	$(119,790)
Pro forma	(27,625)	(196,979)	(122,845)
Net loss per share:
As reported	$(7.23)	$(76.62)	$(111.23)
Pro forma	(9.24)	(80.11)	(114.06)

The Company’s fair value calculations for employee grants were made using the minimum value method prior to the IPO and the Black-Scholes option pricing model after the IPO with the following weighted average assumptions for the years ended December 31:

	2002	2001	2000
Dividend yield	0%	0%	0%
Expected volatility	135%	80%	80%
Risk-free interest rate	3.75%	3.94%	6.14%
Expected life (in years)	3.50	3.04	2.50

The Company’s fair value calculations for employee’s stock purchase rights under the Purchase Plan (see Note 8) were made using the Black-Scholes option pricing model with weighted average assumptions consistent with those used for employee grants as indicated above; however, the assumption for expected life (in years) used for the Purchase Plan was 2 years for all periods presented.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

The Company has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company’s net loss or stockholders’ equity. SFAS No. 130 requires unrealized gains or losses on the Company’s available-for-sale securities to be included in other comprehensive income (loss). Comprehensive income (loss) consists of net loss and other comprehensive income.

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and SEC Staff Accounting Bulletin (“SAB”) No. 98. Under the provisions of SFAS No. 128 and SAB No. 98 basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. Options, warrants and preferred stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31 (in thousands, except per share amounts).

	2002	2001	2000
Numerator:
Net loss	$(21,618)	$(188,415)	$(119,790)

Denominator:
Weighted average shares	3,015	2,547	1,271
Weighted average unvested shares subject to repurchase	(25)	(88)	(194)

Total weighted average shares	2,990	2,459	1,077

Net loss per share:
Basic and diluted	$(7.23)	$(76.62)	$(111.23)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for December 31:

	2002	2001	2000
Series A preferred stock	1,868,667	—	—
Series A preferred stock warrant	965,674	—	—
Common stock warrants	269,586	65,831	115,851
Common stock options	5,478,659	651,905	277,915
Common stock subject to repurchase	24,463	88,109	194,106

Derivatives and Hedging Activities

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, at the beginning of its fiscal year 2001. The standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. As of December 31, 2002, the Company had not entered into any derivative or hedging activities.

Recent Accounting Pronouncements

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. SFAS 145 is effective for us for all financial statements issued in fiscal 2003; however, as allowed under the provisions of SFAS 145, the Company decided to early adopt SFAS 145 in relation to extinguishments of debt for the year ended December 31, 2002. As a result of the early adoption of SFAS 145, the gains on debt extinguishment that the Company realized in 2002 from the extinguishment of Senior Notes during the year (see Note 5) were not reported as extraordinary transactions.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company will adopt the provisions of SFAS 146 during the first quarter of 2003. The Company does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to recognize a liability for obligations it has undertaken in relation to the issuance of a guarantee in addition to providing additional disclosures on such guarantees. The liability would be recorded at fair value on the date the guarantee is issued. The disclosure requirements of FIN 45 are effective for the interim and annual periods ending after December 15, 2002. The recognition and measurement provisions of FIN 45 are effective after December 31, 2002. As of December 31, 2002, the Company adopted the disclosure requirements of FIN 45 (see Note 10). The Company is currently evaluating the effects of the liability measurement provisions of FIN 45 on its financial statements commencing in fiscal 2003.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently assessing the impact of the adoption of this pronouncement on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure—an Amendment of SFAS No. 123” (“SFAS 148”). SFAS 148 encourages the adoption of the accounting provisions of SFAS 123 and requires additional disclosure, including in interim financial statements, for all companies regardless of whether or not they adopt the accounting provisions of

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 123. This statement is effective for the Company’s 2002 Annual Report on Form 10-K and the new interim disclosure provisions are effective for the first quarter of 2004.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently assessing the impact of the pronouncement on its consolidated financial statements.

2.    The Combination

Acquisition of i-STT

On December 31, 2002, a wholly-owned subsidiary of the Company acquired all issued and oustanding shares of i-STT from STT Communications (the “i-STT Acquisiton”). i-STT is a similar business to that of Equinix with IBX hub operations in Singapore and Thailand. The entire purchase price of $34,365,000 was comprised of (i) 1,868,667 shares of the Company’s Series A preferred stock and 1,084,686 shares of the Company’s common stock, with a total value of $31,187,000 and (ii) total cash consideration and direct transaction costs of $3,178,000.

The fair value of the Company’s stock issued was determined using the five-trading-day average price of the Company’s common stock surrounding the date the transaction was announced in October 2002. The Company determined that the fair value of the Series A preferred stock and the common stock was the same because the material rights, preferences and privileges of Series A preferred stock and the common stock are virtually identical (see Note 8).

The preliminary purchase price, including direct merger costs, have been allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The Company retained the services of an independent valuation expert to assist with the determination of the fair value of the intangible assets. The estimated fair value of the assets and liabilities assumed is summarized as follows (in thousands):

Cash and cash equivalents	$1,699
Accounts receivable	1,307
Other current assets	197
Property and equipment	10,824
Intangible asset—customer contracts	3,600
Intangible asset—tradename	300
Intangible asset—goodwill	21,081
Other assets	100

Total assets acquired	39,108
Accounts payable and accrued expenses	(4,153)
Accrued restructuring charges	(400)
Other current liabilities	(190)

Net assets acquired	$34,365

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounted for the i-STT Acquisition using the purchase method. The customer contracts intangible asset will have a useful life of two years, the typical term of a customer contract, and the tradename intangible asset will have a useful life of one year, the contractual period under the Combination Agreement. Included in the net liabilities assumed, is an accrual of $400,000 representing the estimated costs to exit from an undeveloped IBX hub leasehold interest in Shanghai, China. The Company expects to exit this lease in 2003. While the Company does not expect there will be any changes to the Company’s preliminary purchase price due to any unknown contingent liabilities or purchase price adjustments, any subsequent adjustment to the purchase price would result in a change to the amount of goodwill carried on the balance sheet.

Acquisition of Pihana

On December 31, 2002, a wholly-owned subsidiary of the Company merged with and into Pihana (the “Pihana Acquisiton”). Pihana is a similar business to that of Equinix with IBX hub operations in Singapore; Tokyo, Japan; Sydney, Australia; Hong Kong, China, as well as Los Angeles and Honolulu in the U.S. The entire purchase price of $28,376,000 was comprised of (i) 2,416,379 shares of the Company’s common stock, with a total value of $25,517,000, (ii) total cash consideration and direct transaction costs of $2,701,000 and (iii) the value of Pihana shareholder warrants assumed in the Pihana Acquisition of $176,000 (the “Pihana Shareholder Warrants”). The fair market value of the Company’s stock issued was determined using the five-trading-day average price of the Company’s common stock surrounding the date the transaction was announced in October 2002. The fair value of the Pihana Shareholder Warrants, which represent the right to purchase 133,442 shares of the Company’s common stock at an exercise price of $191.81 per share, was determined using the Black-Scholes option-pricing model and the following assumptions: fair market value per share of $5.70, dividened yield of 0%, expected volatility of 135%, risk-free interest rate of 4% and a contractual life of approximately 3 years.

The preliminary purchase price, including direct merger costs, have been allocated to assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The estimated fair value of the assets and liabilities assumed is summarized as follows (in thousands):

Cash and cash equivalents	$33,341
Accounts receivable	754
Other current assets	1,773
Property and equipment	5,691
Restricted cash	927
Other assets	2,329

Total assets acquired	44,815
Accounts payable and accrued expenses	(3,455)
Accrued restructuring charges and transaction fees	(9,470)
Other current liabilities	(42)
Capital lease obligations	(1,536)
Other liabilities	(1,936)

Net assets acquired	$28,376

The Company accounted for the Pihana Acquisition using the purchase method. Included in the net liabilities assumed are total restructuring charges of $9,470,000, which relate primarily to the exit of the undeveloped portion of the Pihana Los Angeles IBX hub leasehold, severance related to an approximate 30% reduction in workforce, including several officers of Pihana and some transaction-related professional fees (see Note 13). A substantial portion of these costs were paid in January 2003. Prior to December 31, 2002, Pihana sold their Korean IBX hub operations, which was excluded from the Pihana Acquisition, terminated or amended

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

several operating leaseholds and recorded a substantial impairment charge against the value of their property and equipment assumed in the Pihana Acquisition. While the Company does not expect there will be any changes to the Company’s preliminary purchase price due to any unknown contingent liabilities or purchase price adjustments, any subsequent adjustment to the purchase price would result in a change to the amount of property and equipment assumed in the Pihana Acquisition.

Preliminary Unaudited Pro Forma Consolidated Combined Results

The operating results of i-STT and Pihana included in the Company’s consolidated statements of operations and cash flows commencing on December 31, 2002 were immaterial to the consolidated results of the Company. The following preliminary unaudited pro forma financial information presents the consolidated results of the Company as if the i-STT Acquisition and Pihana Acquisition had occurred as of January 1, 2001, and includes adjustments to exclude the Korean operations not acquired in the Pihana Acquisiton. This preliminary pro forma financial information does not necessarily reflect the results of operations as they would have been if the Company had acquired these entities as of January 1, 2001. Preliminary unaudited pro forma consolidated results of operations for the years ended December 31, 2002 and 2001 are as follows (in thousands, except per share data):

	2002	2001
Revenues	$93,150	$75,581
Net loss	(69,351)	(250,029)
Basis and diluted net loss per share	(10.68)	(41.95)

These preliminary unaudited pro forma results do not include the effects of the the Senior Note Exchange (see Note 5) or Financing (see Note 7).

3.    Balance Sheet Components

Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consisted of the following as of December 31 (in thousands):

	2002	2001
Money market	$41,216	$26,864
Municipal bonds	—	12,833
US government and agency obligations	—	14,397
Corporate bonds	—	4,116
Other securities	—	29,511

Total available-for-sale securities	41,216	87,721
Less amounts classified as cash and cash equivalents	(41,216)	(58,831)

Total market value of short-term investments	$—	$28,890

The original maturities of short-term investments are as follows as of December 31 (in thousands):

	2002	2001
Less than one year	$—	$25,320
Due in 1-2 years	—	3,570

Total market value of short-term investments	$—	$28,890

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002 and 2001, cost approximated market value of cash, cash equivalents and short-term investments; unrealized gains and losses were zero as of December 31, 2002, a gain of $17,000 as of December 31, 2001 and a loss of $73,000 as of December 31, 2000. As of December 31, 2002 and 2001, cash equivalents included investments in other securities with various contractual maturity dates that do not exceed 90 days. Gross realized gains and losses from the sale of securities classified as available-for-sale were not material for the years ended December 31, 2002, 2001 and 2000. For the purpose of determining gross realized gains and losses, the cost of securities is based upon specific identification.

Accounts Receivable

Accounts receivable, net, consists of the following as of December 31 (in thousands):

	2002	2001
Accounts receivable	$16,017	$12,868
Unearned revenue	(6,468)	(5,578)
Allowance for doubtful accounts	(397)	(381)

	$9,152	$6,909

Unearned revenue consists of pre-billing for services that have not yet been provided, but which have been billed to customers ahead of time in accordance with the terms of their contract. Accordingly, the Company invoices its customers at the end of a calendar month for services to be provided the following month.

Prepaids and Other Current Assets

Prepaids and other current assets consist of the following as of December 31 (in thousands):

	2002	2001
Prepaid rent	$4,913	$4,964
Prepaid insurance	1,507	822
Prepaid other	1,142	439
Taxes receivable	2,391	28
Other current assets	1,193	2,288

	$11,146	$8,541

Property & Equipment

Property and equipment is comprised of the following as of December 31 (in thousands):

	2002	2001
Leasehold improvements	$384,334	$285,090
IBX plant and machinery	61,761	54,194
Computer equipment and software	17,580	11,306
IBX equipment	33,677	28,704
Furniture and fixtures	2,522	2,533

	499,716	381,827
Less accumulated depreciation	(109,826)	(56,601)

	$390,048	$325,226

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leasehold improvements, certain computer equipment, software and furniture and fixtures recorded under capital leases aggregated $5,779,000 at both December 31, 2002 and 2001, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense.

Included within leasehold improvements is the value attributed to the earned portion of several warrants issued to certain fiber carriers and our contractor totaling $9,883,000 and $8,105,000 as of December 31, 2002 and 2001, respectively (see Note 8). Amortization of such warrants is included in depreciation expense.

The Company included $2,234,000 of equipment held for resale within other current assets on the accompanying balance sheet as of December 31, 2001. This represented the estimated net realizable value of assets purchased during the pre-construction phase of the European IBX hubs that were being held for resale and were written down as part of a larger restructuring charge in conjunction with a revised European services strategy. This equipment was sold during 2002 for total proceeds of $1,169,000, resulting in an additional loss of $1,065,000 (see Note 13).

Restricted Cash and Short-term Investments

Restricted cash and short-term investments consisted of the following as of December 31 (in thousands):

	2002	2001
Certificates of deposit due within one year	$—	$47
Restricted cash in U.S. treasury notes	—	15,450
Restricted cash in money market funds	4,407	12,547

	4,407	28,044
Less current portion	(1,981)	(47)

	$2,426	$27,997

As of December 31, 2002 and 2001, cost approximated market value of restricted cash and short-term investments; unrealized gains and losses were not significant.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of December 31 (in thousands):

	2002	2001
Accounts payable	$7,243	$4,638
Accrued merger and financing costs	4,488	—
Accrued compensation and benefits	2,548	2,934
Accrued taxes	690	1,296
Accrued utility and security	771	602
Accrued professional fees	1,046	565
Accrued property and equipment	1,304	—
Accrued other	2,257	1,074

	$20,347	$11,109

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Debt Facilities and Capital Lease Obligations

Debt facilities and capital lease obligations consisted of the following as of December 31 (in thousands):

	2002	2001
Comdisco Master Lease Agreement and Addendum (net of unamortized discount of $31 and $221 as of December 31, 2002 and 2001, respectively)	$1,820	$3,374
Venture Leasing Loan Agreement (net of unamortized discount of $336 and $392 as of December 31, 2002 and 2001, respectively)	1,004	3,658
Heller Loan (net of unamortized discount of $9 and $15 as of December 31, 2002 and 2001, respectively)	3,233	4,183
Wells Fargo Loan	1,631	2,335
Orix Equipment Leases	1,536	—

	9,224	13,550
Less current portion	(5,591)	(7,206)

	$3,633	$6,344

Comdisco Master Lease Agreement

In May 1999, the Company entered into a Master Lease Agreement with Comdisco (the “Comdisco Master Lease Agreement”). Under the terms of the Comdisco Master Lease Agreement, the Company sold equipment to Comdisco, which it then leased back. The amount of financing to be provided was up to $1,000,000, and this amount was fully drawn down during 1999 and 2000. Repayments are made monthly over 42 months with a final balloon interest payment equal to 15% of the balance amount due at maturity. Interest accrues at 7.5% per annum. The Comdisco Master Lease Agreement has an effective interest rate of 14.6% per annum. As of December 31, 2002, $162,000 was outstanding under the Comdisco Master Lease Agreement.

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

In connection with the Comdisco Master Lease Agreement, the Company granted Comdisco a warrant to purchase 937 shares of the Company’s common stock at $53.33 per share (the “Comdisco Master Lease Agreement Warrant”). This warrant is immediately exercisable and expires in ten years from the date of grant. The fair value of the warrant using the Black-Scholes option pricing model with the following assumptions: deemed fair market value per share of $96.00, dividend yield 0%, expected volatility of 80%, risk-free interest rate of 5.0% and a contractual life of 10 years, was $80,000. Such amount was recorded as a discount to the applicable capital lease obligation, and is being amortized to interest expense, using the effective interest method, over the life of the agreement.

Comdisco Master Lease Agreement Addendum

In August 1999, the Company amended the Comdisco Master Lease Agreement. Under the terms of the Comdisco Master Lease Agreement Addendum, the Company sold equipment (hard cost items) and software and tenant improvements (soft cost items) in its San Jose IBX hub to Comdisco, which it then leased back. The amount of financing available under the Comdisco Master Lease Agreement Addendum was up to $2,150,000 for

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hard cost items and up to $2,850,000 for soft cost items, and these amounts were fully drawn during 1999 and 2000. Amounts drawn under this addendum are collateralized by the underlying hard and soft assets of the San Jose IBX hub that were funded under the Comdisco Master Lease Agreement Addendum. Repayments are made monthly over the course of 42 months. Interest accrues at 8.5% per annum, with a final balloon interest payment equal to 15% of the original acquisition cost of the property financed. The Comdisco Master Lease Agreement Addendum has an effective interest rate of 15.3% per annum. As of December 31, 2002, $1,689,000 was outstanding under the Comdisco Master Lease Agreement Addendum.

In connection with the Comdisco Master Lease Agreement Addendum, the Company granted Comdisco a warrant to purchase 4,687 shares of the Company’s common stock at $96.00 per share (the “Comdisco Master Lease Agreement Addendum Warrant”). This warrant is immediately exercisable and expires in seven years from the date of grant or three years from the effective date of the Company’s initial public offering, whichever is shorter. The fair value of the warrant using the Black-Scholes option pricing model with the following assumptions: deemed fair market value per share of $153.60, dividend yield 0%, expected volatility of 80%, risk-free interest rate of 5.0% and a contractual life of seven years, was $587,000. Such amount was recorded as a discount to the applicable capital lease obligation, and is being amortized to interest expense, using the effective interest method, over the life of the agreement.

Venture Leasing Loan Agreement

In August 1999, the Company entered into a Loan Agreement with Venture Lending & Leasing II, Inc. and other lenders (“VLL” and the “Venture Leasing Loan Agreement”). The Venture Leasing Loan Agreement provided financing for equipment and tenant improvements at the Newark, New Jersey IBX hub and a secured term loan facility for general working capital purposes. The amount of financing provided was up to $10,000,000, which was allowed to be used to finance up to 85% of the projected cost of tenant improvements and equipment for the Newark IBX hub. The full $10,000,000 was fully drawn during 1999. Notes issued beared interest at a rate of 8.5% per annum and were repayable in 42 monthly installments plus a final balloon interest payment equal to 15% of the original advance amount due at maturity and are collateralized by the assets of the Newark, New Jersey IBX. The Venture Leasing Loan Agreement had an effective interest rate of 14.7% per annum.

In connection with the Venture Leasing Loan Agreement, the Company granted VLL a warrant to purchase 9,375 shares of the Company’s common stock at $96.00 per share (the “Venture Leasing Loan Agreement”). This warrant is immediately exercisable and expires on June 30, 2006. The fair value of the warrant using the Black-Scholes option pricing model with the following assumptions: deemed fair market value per share of $153.60, dividend yield 0%, expected volatility of 80%, risk-free interest rate of 5.0% and a contractual life of seven years, was $1,174,000. Such amount was recorded as a discount to the applicable debt, and is being amortized to interest expense, using the effective interest method, over the life of the agreement.

In October 2002, the Company amended the Venture Leasing Loan Agreement to secure certain short-term cash deferment benefits (the “VLL Loan Amendment”). Under the original terms of the Venture Leasing Loan Agreement, the Company borrowed $10,000,000 which was repayable over 42 months at 8.5% per annum plus a 15% balloon interest payment calculated on the original advance amount. Under the terms of the VLL Loan Amendment, the Company extended the maturity of the loan by 24 months. Commencing January 1, 2003, the Company will re-amortize the remaining principal balance and related balloon interest payment over the amended 27-month period ending March 1, 2005. The VLL Loan Amendment has an effective interest rate of approximately 14.7% per annum. As of December 31, 2002, $1,340,000 was outstanding under the VLL Loan Amendment.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the VLL Loan Amendment, the Company granted VLL warrants to purchase 32,187 shares of the Company’s common stock at $0.32 per share (the “VLL Loan Amendment Warrants”) and repriced the original remaining VLL Warrants, issued in August 1999, to have an exercise price of $0.32 versus the original $96.00 per share (the “Amended and Restated Original VLL Warrants”). Both the VLL Loan Amendment Warrants and the Amended and Restated Original VLL Warrants are immediately exercisable and the VLL Loan Amendment Warrants expire on October 11, 2007 and the Amended and Restated Original VLL Warrants expire on the original expiration date of June 30, 2006. The fair value of the VLL Loan Amendment Warrants using the Black-Scholes option-pricing model was approximately $220,000 with the following assumptions: fair market value per share of $7.04, dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 4.0% and a contractual life of five years. Such amount was recorded as a discount to the applicable debt based upon the guidance of APB Opinion No. 14 and will be amortized to interest expense, using the effective interest method, over the remaining life of the VLL Loan Amendment. Following the modification of the Amended and Restated Original VLL Warrants, an additional charge of approximately $45,000 was recorded as an additional debt discount representing the difference between the fair value of the modified option determined in accordance with the provisions of SFAS No. 123 and the value of the old warrants immediately before its terms were modified.

Heller Loan

In June 2001, the Company obtained a $5,000,000 loan from Heller Financial Leasing, Inc. (the “Heller Loan”), which was fully drawn down at that time. Repayments on the Heller Loan were made over 36 months and interest accrued at 13.0% per annum. The Heller Loan is secured by certain equipment located in the New York metropolitan area IBX hub.

In connection with the Heller Loan, the Company granted Heller Financial Leasing, Inc. a warrant to purchase 1,171 shares of the Company’s common stock at $128.00 per share (the “Heller Warrant”). This warrant is immediately exercisable and expires in five years from the date of grant. The fair value of the warrant using the Black-Scholes option pricing model was $18,000 with the following assumptions: fair market value per share of $36.16, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 5% and a contractual life of 5 years. Such amount was recorded as a discount to the applicable loan amount, and is being amortized to interest expense using the effective interest method, over the life of the loan.

In August 2002, the Company amended the Heller Loan to secure certain short-term cash deferment benefits (the “Heller Loan Amendment”). Under the original terms of the Heller Loan, the Company borrowed $5,000,000 which was repayable over 36 months at 13% per annum. Under the terms of the Heller Loan Amendment, the Company extended the maturity of the loan by nine months. Commencing September 2002, the Company began to benefit from the reduction in monthly payments over the following 14 months thereby deferring approximately $1,200,000 of principal payments. Commencing November 2003, the deferred principal payments began to be repaid over the remaining 17 months of the loan ending March 2005. The Heller Loan Amendment has an effective interest rate of approximately 16.5% per annum. As of December 31, 2002, $3,242,000 was outstanding under the Heller Loan Amendment.

The costs related to the issuance of the Heller Loan were capitalized and are being amortized to interest expense using the effective interest method, over the life of the Heller Loan. Debt issuance costs, net of amortization, are $167,000 as of December 31, 2002.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Wells Fargo Loan

In March 2001, the Company obtained a $3,004,000 loan from Wells Fargo Equipment Finance, Inc. (“Wells Fargo” and the “Wells Fargo Loan”), and this amount was fully drawn down at that time. Repayments on the Wells Fargo Loan are made over 36 months and interest accrues at 13.15% per annum. The Wells Fargo Loan is secured by certain equipment located in the New York metropolitan area IBX hub. The Wells Fargo Loan required the Company to maintain a minimum cash balance at all times. As of June 30, 2002, the Company was not in compliance with this requirement. The Company did not obtain a waiver for this requirement and the bank rejected a discounted settlement offer. Wells Fargo filed a lawsuit against the Company seeking to force the Company to obtain a letter of credit in the full amount of the outstanding balance of the Wells Fargo Loan. As a result, the Company has reflected the full amount outstanding under this facility totaling $1,631,000 as a current obligation on the accompanying balance sheet as of December 31, 2002. In January 2003, the Company entered into a settlement agreement with Wells Fargo and repaid the full amount outstanding, plus accrued and unpaid interest, in February 2003 (see Note 14).

The costs related to the issuance of the Wells Fargo Loan were capitalized and are being amortized to interest expense using the effective interest method, over the life of the Wells Fargo Loan. Debt issuance costs, net of amortization, are $58,000 as of December 31, 2002. This remaining balance was written-off to interest expense in February 2003 in conjunction with the settlement.

Orix Equipment Leases

In December 2002, as a result of the Pihana Acquisition (see Note 2), the Company acquired multiple capital leases in multiple currencies for various newly acquired subsidiaries of the Company in the U.S. and Asia-Pacific covered under a Master Lease Agreement with Sun Microsystems, Inc., which was subsequently assigned to Orix USA Corporation (the “Orix Equipment Leases”). The original amount financed under these capital leases was approximately $3,503,000 (as translated using effective exchange rates at December 31, 2002). These capital lease arrangements bear interest at an average rate of 6.4% per annum and are repayable over 30 months. As of December 31, 2002, $1,536,000 was outstanding under the Orix Equipment Leases (as translated using effective exchange rates at December 31, 2002).

Maturities

Combined aggregate maturities for debt facilities and future minimum capital lease obligations as of December 31, 2002 are as follows (in thousands):

	Debt facilities	Capital lease obligations	Total
2003	$2,887	$2,965	$5,852
2004	2,597	422	3,019
2005	729	—	729

	6,213	3,387	9,600
Less amount representing unamortized discount	(345)	(31)	(376)

	5,868	3,356	9,224
Less current portion	(2,657)	(2,934)	(5,591)

	$3,211	$422	$3,633

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Senior Notes

On December 1, 1999, the Company issued 200,000 units, each consisting of a $1,000 principal amount 13% Senior Note due 2007 (the “Senior Notes”) and one warrant to purchase .527578 shares (for an aggregate of 105,515 shares) of common stock for $0.2144 per share (the “Senior Note Warrants”), for aggregate net proceeds of $193,400,000, net of offering expenses. Of the $200,000,000 gross proceeds, $16,207,000 was allocated to additional paid-in capital for the deemed fair value of the Senior Note Warrants and recorded as a discount to the Senior Notes. The discount on the Senior Notes is being amortized to interest expense, using the effective interest method, over the life of the debt. The Senior Notes have an effective interest rate of 14.1% per annum. The fair value attributed to the Senior Note Warrants was consistent with the Company’s treatment of its other common stock transactions prior to the issuance of the Senior Notes. The fair value was based on recent equity transactions by the Company.

Interest is payable semi-annually, in arrears, on June 1 and December 1 of each year. The notes are unsecured, senior obligations of the Company and are effectively subordinated to all existing and future indebtedness of the Company, whether or not secured.

The Senior Notes are governed by the Indenture dated December 1, 1999, between the Company, as issuer, and State Street Bank and Trust Company of California, N.A., as trustee (the “Indenture”). Subject to certain exceptions, the Indenture restricts, among other things, the Company’s ability to incur additional indebtedness and the use of proceeds therefrom, pay dividends, incur certain liens to secure indebtedness or engage in merger transactions.

During the first half of 2002, the Company retired $52,751,000 of Senior Notes plus forgiveness of $785,000 of accrued and unpaid interest thereon in exchange for 499,565 shares of the Company’s common stock, valued at $18,351,000 based on the actual exchange dates of the Senior Notes and $2,511,000 of cash. The Company wrote-off a proportionate amount of unamortized debt issuance costs and debt discount associated with these Senior Notes totaling $1,293,000 and $3,093,000, respectively. The Company incurred debt extinguishment costs totaling approximately $1,100,000 in connection with the retirement of these Senior Notes and recognized a gain on these transactions of $27,188,000.

In December 2002, the Company, in connection with, and as a condition to closing the Combination (see Note 2) and Financing (see Note 7), initiated an exchange offer to substantially reduce the amount of Senior Notes then outstanding in order to improve the Company’s existing capital structure and reduce the amount of outstanding debt of the Company (the “Senior Note Exchange”). The Senior Note Exchange was contingent on both the Combination and Financing closing, all of which were subject to stockholder vote. The Combination, Financing and Senior Note Exchange closed on December 31, 2002, and the Company retired an additional $116,774,000 of Senior Notes plus forgiveness of $8,855,000 of accrued and unpaid interest thereon in exchange for 1,857,436 shares of the Company’s common stock, valued at $12,482,000 based on the actual exchange date of the Senior Notes and $15,181,000 of cash. The Company wrote-off a proportionate amount of unamortized debt issuance costs and debt discount associated with these Senior Notes totaling $2,492,000 and $6,004,000, respectively. The Company incurred debt extinguishment costs totaling approximately $2,500,000 in connection with the retirement of these Senior Notes and recognized a gain on these transactions of $86,970,000. In conjunction with the Combination, Financing and Senior Note Exchange, the Company amended the Indenture in order to allow the Combination and Financing to occur.

As of December 31, 2002, the Company had a total of $30,475,000 Senior Notes remaining outstanding, which are presented net of remaining discount as $28,908,000 on the accompanying balance sheet.

The costs related to the issuance of the Senior Notes were capitalized and are being amortized to interest expense using the effective interest method, over the life of the Senior Notes. Debt issuance costs, net of amortization and write-offs associated with debt retirement, are $650,000 as of December 31, 2002.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Credit Facility

On December 20, 2000, the Company and a newly created, wholly-owned subsidiary of the Company, entered into a $150,000,000 Credit Facility (the “Credit Facility”) with a syndicate of lenders. The Credit Facility consisted of the following:

•	Term loan facility in the amount of $50,000,000. The outstanding term loan amount was required to be paid in quarterly installments beginning in March 2003 and ending in December 2005. The Company drew this down in January 2001.

•	Delayed draw term loan facility in the amount of $75,000,000. The Company was required to borrow the entire facility on or before December 20, 2001. The outstanding delayed draw term loan amount was required to be paid in quarterly installments beginning in March 2003 and ending in December 2005. The Company drew this down in March 2001.

•	Revolving credit facility in an amount up to $25,000,000. The outstanding revolving credit facility was required to be paid in full on or before December 15, 2005. The Company drew this down in June 2001.

The Credit Facility had a number of covenants, which included achieving certain minimum revenue targets and limiting cumulative EBITDA losses and maximum capital spending limits among others. As of September 30, 2001, the Company was not in compliance with one of these covenants. However, the syndicate of lenders provided a forbearance and, in October 2001, the Company successfully completed the renegotiation of the Credit Facility and amended certain of the financial covenants to reflect the prevailing economic environment as part of the Amended and Restated Credit Facility (the “Amended and Restated Credit Facility”). As required under this amendment, the Company repaid $50,000,000 of the $150,000,000 Credit Facility outstanding as of September 30, 2001, of which $25,000,000 represented a permanent reduction. As such, the Amended and Restated Credit Facility provides a total of $125,000,000 of debt financing and consists of the following:

•	Term loan facility, redesignated as tranche A, in the amount of $100,000,000, which represents the remaining $100,000,000 outstanding after repayment of the $50,000,000 in October 2001.

•	Term loan facility, redesignated as tranche B, in the amount of $25,000,000, of which $5,000,000 was immediately drawn with the remaining $20,000,000 available for future draw. The remaining $20,000,000 is only available for drawdown commencing September 30, 2002 and only if the Company remains in full compliance with all covenants as outlined in the Amended and Restated Credit Facility, and meets an additional EBITDA test. The ability to draw on the remaining $20,000,000 expires on December 31, 2002.

As of June 30, 2002, the Company was not in compliance with certain provisions, including the revenue covenant, of the Amended and Restated Credit Facility. As a result, in August 2002, the Company further amended the Amended and Restated Credit Facility (the “First Amendment to the Amended and Restated Credit Facility”). The most significant terms and conditions of the First Amendment to the Amended and Restated Credit Facility were as follows:

•	The Company was granted a full waiver for the covenants that were not in compliance as of June 30, 2002. In addition, the amendment reset the minimum revenue and cash balance and maximum EBITDA loss covenants through September 30, 2002.

•

The Company agreed to repay $5,000,000 of the then outstanding balance of $105,000,000 as of June 30, 2002, which was designated as a tranche B term loan. This amount was repaid in August 2002. In addition, the remaining $20,000,000 available for borrowing under the Amended and Restated Credit Facility, also designated as a tranche B term loan, was permanently eliminated. As a result, the First

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amendment to the Amended and Restated Credit Facility reduced the credit facility to a $100,000,000 credit facility, which was designated a tranche A term loan, and which remained fully outstanding as of September 30, 2002.

•	The Company must convert at least $100,000,000 of Senior Notes into common stock or convertible debt on or before November 8, 2002. As of September 30, 2002, a total of $147,249,000 of Senior Note principal remained outstanding.

In November 2002, the lenders agreed to waive certain conditions of the First Amendment to the Amended and Restated Credit Facility (the “November 2002 Waiver”). The most significant terms and conditions of the November 2002 Waiver were as follows:

•	The Company was granted a waiver to reset the minimum revenue and maximum EBITDA loss covenants through December 31, 2002 and the minimum cash balance covenant through March 31, 2003.

•	The Company was granted a waiver, subject to certain conditions, of an event of default created by a minimum cash covenant default and a payment default, if any, in existence pursuant to the Wells Fargo Loan (see Note 4).

•	The Company was granted a waiver of the covenant requiring the Company to convert $100,000,000 of Senior Notes by November 8, 2002.

•	The Company was granted a waiver, subject to certain conditions, of a default or an event of default created by a failure by the Company to make the interest payment due on the Senior Notes in December 2002.

The November 2002 Waiver expired upon the earlier of the closing of the Second Amendment to the Amended and Restated Credit Facility, the termination of the Combination, or December 31, 2002, provided that if the sole reason the Combination has not closed by that date is as a result of pending regulatory and related approvals, the date may be extended for up to three successive 30-day periods, but such date shall not be extended past March 31, 2003.

On December 31, 2002, the Company closed the Combination (see Note 2), Financing (see Note 7) and Senior Note Exchange (see Note 5), and in conjunction, the Company further amended the First Amendment to the Amended and Restated Credit Facility (the “Second Amendment to the Amended and Restated Credit Facility”). The most significant terms and conditions of the Second Amendment to the Amended and Restated Credit Facility are as follows:

•	The Company was granted a full waiver of previous covenant breaches and was granted consent to use cash in connection with the Senior Note Exchange (see Note 5);

•	future revenue and EBITDA covenants were eliminated and the remaining minimum cash balance and maximum capital expenditure covenants and other ratios were reset consistent with the expected future performance of the combined company for the remaining term of the loan;

•	the Company permanently repaid $8,490,000 of the then currently outstanding $100,000,000 balance, bringing the total amount owed under this facility to $91,510,000 as of December 31, 2002; and

•	the amortization schedule for the remaining amount owed under this facility was amended such that the minimum amortization due in 2003-2004 was significantly reduced.

Loans under the Second Amendment to the Amended and Restated Credit Facility bear interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR. Interest rates on the First Amendment to

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Amended and Restated Credit Facility were increased by 0.50% and the frequency of interest payments had been amended to monthly from quarterly, and such modifications remain in effect under the terms of the Second Amendment to the Amended and Restated Credit Facility. As of December 31, 2002, the Company’s total indebtedness under the Second Amendment to the Amended and Restated Credit Facility was $91,510,000 and had an effective interest rate of 6.21%.

Repayment of principal under the Second Amendment to the Amended and Restated Credit Facility is summarized as follows as of December 31, 2002 (in thousands):

Year ending:
2003	$1,981
2004	6,981
2005	82,548

Total	$91,510

Borrowings under the Second Amendment to the Amended and Restated Credit Facility are collateralized by a first priority lien against substantially all of the Company’s assets.

The costs related to the issuance of the Credit Facility were capitalized and are being amortized to interest expense using the effective interest method, over the life of the Credit Facility. As a result of amending and restating the Credit Facility in both 2001 and 2002, the Company incurred additional fees of approximately $1,519,000 and $1,300,000, respectively, which have been added to debt issuance costs and are being amortized to interest expense using the effective interest method over the remaining life of the Second Amendment to the Amended and Restated Credit Facility. Total debt issuance costs, net of amortization, were $5,757, 000 and $5,940,000 as of December 31, 2002 and December 31, 2001, respectively.

7.    The Financing

In conjunction with the Combination (see Note 2), STT Communications made a $30,000,000 strategic investment in the Company (the “Financing”) in the form of a convertible secured note (the “Convertible Secured Note”), convertible into shares of preferred stock, with a detachable warrant for the further issuance of 965,674 shares of preferred stock (the “Convertible Secured Note Warrant”). The Convertible Secured Note bears non-cash interest at a rate of 14% per annum, payable semi-annually in arrears on May 1 and November 1, and has an initial term of five years. Interest on the Convertible Secured Note will be payable in kind in the form of additional convertible secured notes having a principal amount equal to the amount of interest then due having terms which are identical to the terms of the Convertible Secured Note (the “PIK Notes”).

The Convertible Secured Note Warrant was valued at $4,646,000 and is reflected as a discount to the Convertible Secured Note on the accompanying consolidated balance sheet as of December 31, 2002. The fair value of the Convertible Secured Note Warrant was calculated under the provisions of APB 14 and determined using the Black-Scholes option-pricing model under the following assumptions: contractual life of five years, risk-free interest rate of 4%, expected volatility of 135% and no expected dividend yield. The Company has considered the guidance in EITF Abstract No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and has determined that the Convertible Secured Note does not contain a beneficial conversion feature as the fair value of the Company’s common stock on the date of issuance, was less than the stock conversion ratio outlined in the agreement. The allocated value to the Convertible Secured Note Warrant of $4,646,000 will be amortized using the effective interest rate method to interest expense over the five-year term of the Convertible Secured Note.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Convertible Secured Note is secured by (i) a first priority security interest in i-STT’s assets and Pihana’s Singapore assets and by a pledge of the stock of i-STT’s subsidiaries and (ii) by a second priority security interest in all of the collateral securing the Company’s obligations under the Credit Facility, as amended. The Convertible Secured Note is guaranteed by all of the Company’s existing subsidiaries and by all of the Company’s future domestic subsidiaries.

The Convertible Secured Note, the Convertible Secured Note Warrant and any outstanding PIK Notes can be converted into shares of the Company’s Series A or Series A-1 preferred stock at a price of $10.7712 per underlying share at any time at the option of STT Communications (the “Conversion Price”). The Conversion Price will be adjusted to mitigate or prevent dilution if fundamental changes occur to the Company’s common stock, dividends are declared, or the Company issues, or contracts to issue, shares of the Company’s common stock at a price per share below the Conversion Price. Through December 31, 2005, the Company may convert 95% of the Convertible Secured Note and after December 31, 2005, the Company may convert 100% of the Convertible Secured Note, if:

•	the closing price of the Company’s common stock exceeds $37.6992 for thirty consecutive trading days;

•	the average daily trading volume of the Company’s common stock during that thirty day trading window exceeds 17,188; and

•	the Company has caused a registration statement to become effective under the Securities Act which provides for the resale by the noteholders of the shares of the Company’s common stock issued or issuable upon conversion.

The Company must offer to purchase the Convertible Secured Note and any outstanding PIK Notes together with any accrued and unpaid interest if the Company experiences a change of control, as defined. In addition, in connection with the Financing, the Company issued a warrant to STT Communications, which will become exercisable if the Company does experience a change of control (the “Change in Control Warrant”). The Change of Control Warrant, which has an exercise price of $0.01 per share and a contractual life of five years, is contingently exercisable for shares of the Company’s common stock with a total current market value of up to 20% of:

•	the $30,000,000 principal amount of the Convertible Secured Note, plus

•	the principal amount of any issued and outstanding PIK Notes, minus

•	the principal amount of any portion of the Convertible Secured Note which has been converted into shares of the Company’s capital stock or repaid in cash, plus

•	accrued and unpaid interest on any then outstanding portion of the Convertible Secured Note.

Furthermore, the Company, in order to provide a mechanism to allow STT Communications to ensure the Company’s compliance with covenants under the Second Amendment to the Amended and Restated Credit Facility (see Note 6), issued two additional warrants to STT Communications in conjunction with the Financing. These two additional warrants, comprised of the Series A Cash Trigger Warrant and the Series B Cash Trigger Warrant (collectively, the “Cash Trigger Warrants”), are contingently exercisable if the Company (i) does not have sufficient funds to pay, and fails to pay when due, any principal, interest, fee or other amount due under the Second Amendment to the Amended and Restated Credit Facility, or (ii) breaches the Company’s obligations to maintain certain minimum cash balances under the terms of the Second Amendment to the Amended and Restated Credit Facility. The Cash Trigger Warrants, which will have a contractual life for as long as the Company has any remaining amounts due under the Second Amendment to the Amended and Restated Credit

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Facility, will have an exercise price and be exercisable for shares of the Company’s common stock valued at up to $30,000,000 as follows:

•	The Series A Cash Trigger Warrant will have a value of $10,000,000, with an exercise price per share which is the lesser of (i) $9.792 or (ii) 90% of the then current market value of shares of the Company’s common stock. The $9.792 exercise price of the Series A Cash Trigger Warrant will be adjusted to mitigate or prevent dilution if fundamental changes occur to the Company’s common stock, dividends are declared, or the Company issues, or contracts to issue, shares of the Company’s common stock at a price per share below $9.792.

•	The Series B Cash Trigger Warrant will have a value of $20,000,000, with an exercise price per share equal to 90% of the then current market value of shares of the Company’s common stock.

The holder of the Cash Trigger Warrants, STT Communications, has no obligation to exercise such warrants. If the Cash Trigger Warrants are exercised based on the inability to pay any principal, interest or fees due under the Second Amendment to the Amended and Restated Credit Facility, the Cash Trigger Warrants will be exercisable for not less than $5,000,000 and not more than $5,000,000 plus the amount of the missed payment. If the Cash Trigger Warrants are exercised on the inability of Company to maintain certain minimum cash balances under the terms of the Second Amendment to the Amended and Restated Credit Facility, the Cash Trigger Warrants will be exercisable for not less than $5,000,000 and not more than $5,000,000 plus any shortfall in the Company’s minimum cash balance requirement.

The Company applied EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and concluded that neither a commitment date, or a measurement date, had occurred when the Financing was closed as of December 31, 2002 in relation to the Change in Control Warrant and the Cash Trigger Warrants. As a result, the Change in Control Warrant and the Cash Trigger Warrants have been treated, and will continue to be treated, as unissued for accounting purposes until such time as the events that trigger the right to the issuance of shares of the Company’s stock as outlined in these warrants have occurred, if ever.

The costs related to the Financing were capitalized and are being amortized to interest expense using the effective interest method, over the life of the Convertible Secured Note. Debt issuance costs, net of amortization, are $617,000 as of December 31, 2002.

8.    Redeemable Convertible Preferred Stock and Stockholders’ Equity

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

In December 2002, the Company amended and restated its Certificate of Incorporation to change the authorized share capital to 300,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 25,000,000 has been designated Series A, 25,000,000 has been designated as Seriec A-1 and 50,000,000 is undesignated.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Redeemable Convertible Preferred Stock

Between May and June 2000, the Company completed its Series C redeemable convertible preferred stock financing. The Company issued 195,661 shares of Series C redeemable convertible preferred stock, at a price of $482.56 per share.

All 1,271,877 shares of Series A, Series B and Series C redeemable convertible preferred stock were converted to shares of common stock on a one-for-one basis upon the closing of the Company’s initial public offering (“IPO”) in August 2000. All outstanding warrants to purchase preferred stock are now exercisable for common stock.

Preferred Stock

On December 31, 2002, as a result of the i-STT Acquisition (see Note 2), the Company issued 1,868,667 shares of Series A preferred stock to STT Communications. As of December 31, 2002, this preferred stock had a total liquidation value of $18,298,000.

The rights, preferences and privileges of the Series A and Series A-1 preferred stock are as follows:

Voting Rights.    Holders of Series A preferred stock are entitled to one vote for each share of common stock into which such preferred stock could then be converted. Except as otherwise provided by the Delaware General Corporation Law, Series A-1 preferred stock shall have no voting rights. Until the earlier of either December 31, 2004 or the date on which less than 100 shares of the Company’s Series A preferred stock remain outstanding, the holders of shares of Series A preferred stock will be entitled to elect a number of directors at any election of directors, as follows:

•	three directors for so long as the holders of Series A preferred stock collectively beneficially own at least 30% of the Company’s outstanding voting stock;

•	two directors for so long as the holders of Series A preferred stock collectively beneficially own at least 15% of the Company’s outstanding voting stock;

•	one director for so long as the holders of Series A preferred stock collectively beneficially own at least 100 shares of the Company’s outstanding voting stock; and

•	no directors at such time as the holders of Series A preferred stock collectively beneficially own less than 100 of the Company’s outstanding voting stock.

Dividend Rights.    Holders of Series A preferred stock and Series A-1 preferred stock are entitled to receive an amount equal to any dividend paid on the Company’s common stock as may be declared from time to time by the Company’s board of directors.

Liquidation Rights.    In the event of the Company’s liquidation, dissolution or winding up, the Company’s assets available for distribution to stockholders will be distributed to holders of common stock, Series A preferred stock and Series A-1 preferred stock on a pro rata basis, based on the number of shares of common stock held by each assuming full conversion of Series A preferred stock and Series A-1 preferred stock, until holders of Series A preferred stock and Series A-1 preferred stock have received $9.792 per share of Series A preferred stock and Series A-1 preferred stock, plus the amount of any declared but unpaid dividends for each share of Series A preferred stock and Series A-1 preferred stock. Thereafter, any remaining available assets for distribution to stockholders will be distributed among the holders of the Company’s common stock pro rata based on the number of shares of common stock held by each.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Redemption Rights.    Beginning after December 31, 2009, the Company may at any time it may lawfully do so, at the option of the Company’s board of directors, redeem some or all of the Series A preferred stock or Series A-1 preferred stock, on a pro rata basis, at a price in cash per share equal to the number of shares of the Company’s common stock into which such share may then be converted multiplied by the average closing sale price of the Company’s common stock on The Nasdaq National Market (or any trading system on which the Company’s common stock may then trade) over the 30 consecutive trading day period ending five trading days prior to the date of redemption. There are no sinking fund provisions applicable to the Company’s Series A preferred stock or Series A-1 preferred stock.

Conversion and Other Rights.    The Company’s Series A preferred stock is convertible at any time into shares of common stock on a one-for-one basis. The Company’s Series A-1 preferred stock is convertible into Series A preferred stock or shares of common stock on a one-for-one basis as long as (i) the conversion of the Series A-1 preferred stock will not cause STT Communications to hold more than 40% of outstanding voting stock and (ii) the value of all outstanding voting stock held by STT Communications will not exceed $50.0 million or any threshold that would require compliance with the HSR Antitrust Improvements Act of 1976, as amended (the “HSR Act”), unless STT Communications has previously complied with the HSR Act. Notwithstanding these limitations, and except for limitations imposed by the HSR Act, the Company’s Series A-1 preferred stock is convertible into Series A preferred stock or common stock in the following circumstances:

•	STT Communications makes a fully financed tender offer for all of the Company’s outstanding stock and at least 50% of the outstanding shares not held by STT Communications are tendered;

•	the Company commences bankruptcy or reorganization proceedings;

•	a third party obtains a 15% interest in the Company;

•	the Company agrees to sell a 15% or greater interest in the Company to a third party;

•	the Company sells all or substantially all of its assets, or enters into an agreement to sell all or substantially all of its assets;

•	a third party commences a bona fide, fully financed tender offer;

•	STT Communications’ nominees are not elected to our board of directors despite STT Communications voting in favor of such nominees;

•	the Company breaches certain material agreements with STT Communications contained in the Financing or Combination agreements (see Notes 2 and 7);

•	STT Communications’ interest in the Company falls below 10%; or

•	the Cash Trigger Warrants are exercised (see Note 7).

In addition, the Company may force all but 100 shares of the Company’s Series A preferred stock and all shares of Series A-1 preferred stock (subject to the conversion restrictions described above) to convert into shares of the Company’s common stock after the Company reports four consecutive quarters of net income.

The Company’s Series A and Series A-1 preferred stock have no preemptive or other subscription rights.

Common Stock

On August 11, 2000 the Company completed an IPO of 625,000 shares of its common stock. On September 7, 2000 the underwriters exercised their option to purchase 84,399 shares to cover the over-allotment of shares.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s founders purchased 189,375 shares of common stock. Approximately 170,437 shares were subject to restricted stock purchase agreements whereby the Company had the right to repurchase the stock upon voluntary or involuntary termination of the founder’s employment with the Company at $0.00033 per share. The Company’s repurchase right lapsed at a rate of 25% per year. In May 2000, the Board of Directors agreed to waive the repurchase right with respect to one of the founder’s unvested shares. As of December 31, 2002 and 2001, zero and 10,652 shares were subject to repurchase at a price of $0.00033 per share, respectively.

Upon the exercise of certain unvested stock options, the Company issued to employees common stock which is subject to repurchase by the Company at the original exercise price of the stock option. This right lapses over the vesting period. As of December 31, 2002 and 2001, there were 6,986 and 33,548 shares, respectively, subject to repurchase.

As of December 31, 2002, the Company has reserved the following shares of authorized but unissued shares of common stock for future issuance:

Conversion of convertible secured note	2,785,205
Conversion of issued and outstanding preferred stock	1,868,667
Conversion of preferred stock warrant	965,674
Common stock warrants	302,792
Common stock options	5,478,659
Common stock purchase plan	35,634

11,436,631

Stock Purchase Plan

In May 2000, the Company adopted the Employee Stock Purchase Plan (the “Purchase Plan”) under which 31,250 shares were reserved for issuance thereafter. On each January 1, the number of shares in reserve will automatically increase by 2% of the total number of shares of common stock outstanding at that time, or, if less, by 600,000 shares. The Purchase Plan permits purchases of common stock via payroll deductions. The maximum payroll deduction is 15% of the employee’s cash compensation. Purchases of the common stock will occur on February 1 and August 1 of each year. The price of each share purchased will be 85% of the lower of:

•	The fair market value per share of common stock on the date immediately before the first day of the applicable offering period (which lasts 24 months); or

•	The fair market value per share of common stock on the purchase date.

The value of the shares purchased in any calendar year may not exceed $25,000.

As of December 31, 2002, 33,116 shares had been issued under the Purchase Plan during fiscal 2002 and 2001 at a weighted-average purchase price of $57.31 per share. There were no purchases under the Purchase Plan during fiscal 2000.

Stock Option Plans

In September 1998, the Company adopted the 1998 Stock Plan. In May 2000, the Company adopted the 2000 Equity Incentive Plan and 2000 Director Stock Option Plan; and in September 2001, the Company adopted the 2001 Supplemental Stock Plan (collectively, the “Plans”) under which nonstatutory stock options and restricted stock may be granted to employees, outside directors, consultants, and incentive stock options may be

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted to employees. Accordingly, the Company reserved a total of 5,708,326 shares of the Company’s common stock for issuance upon the grant of restricted stock or exercise of options granted in accordance with the Plans. On each January 1, commencing with the year 2001, the number of shares in reserve will automatically increase by 6% of the total number of shares of common stock that are outstanding at that time or, if less, by 6,000,000 shares for the 2000 Equity Incentive Plan and by 50,000 shares for the 2000 Director Stock Option Plan. Options granted under the Plans generally expire 10 years following the date of grant and are subject to limitations on transfer. The Plans are administered by the Board of Directors.

The Plans provide for the granting of incentive stock options at not less than 100% of the fair market value of the underlying stock at the grant date. Nonstatutory options may be granted at not less than 85% of the fair market value of the underlying stock at the date of grant.

Option grants under the Plans are subject to various vesting provisions, all of which are contingent upon the continuous service of the optionee and may not impose vesting criterion more restrictive than 20% per year. Stock options may be exercised at anytime subsequent to grant. Stock obtained through exercise of unvested options is subject to repurchase at the original purchase price. The Company’s repurchase right decreases as the shares vest under the original option terms.

Options granted to stockholders who own greater than 10% of the outstanding stock must have vesting periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant as determined by the Board of Directors. Upon a change of control, all shares granted under the Plans shall immediately vest.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Plans is as follows:

	Shares available for grant	Number of shares	Weighted-average exercise price per share
Balances, December 31, 1999	479,598	81,755	$21.67
Additional shares authorized	1,642,609	—	—
Options granted	(258,885)	258,885	176.61
Options exercised	—	(44,442)	55.71
Options forfeited	14,442	(14,442)	168.50
Shares repurchased	(10,824)	—	2.90

Balances, December 31, 2000	1,888,588	281,756	150.99
Additional shares authorized	2,394,356	—	—
Options granted	(497,700)	497,700	44.20
Options exercised	—	(15,534)	28.03
Options forfeited	110,762	(110,762)	138.31
Shares repurchased	7,807	—	2.28

Balances, December 31, 2001	3,903,813	653,160	74.26
Additional shares authorized	934,651	—	—
Options granted	(147,244)	147,244	26.75
Options exercised	—	(12,965)	8.67
Options forfeited	61,618	(61,618)	77.66

Balances, December 31, 2002	4,752,838	725,821	65.51

The following table summarizes information about stock options outstanding as of December 31, 2002:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted-average remaining contractual life	Weighted-average exercise price	Number of shares	Weighted-average exercise price
$ 0.03 to $ 8.64	21,923	7.84	$4.26	11,265	$2.13
$ 10.24 to $ 15.68	205,289	8.76	12.18	124,789	12.17
$ 16.96 to $ 24.96	45,625	9.18	22.17	2,174	20.94
$ 27.84 to $ 56.00	206,126	8.59	34.68	57,952	37.60
$ 61.76 to $ 93.00	13,202	8.23	80.99	5,143	83.48
$100.80 to $160.00	186,071	7.60	132.73	110,782	134.26
$176.00 to $384.00	47,585	7.58	231.65	28,346	232.62

	725,821	8.32	65.51	340,451	75.38

The weighted-average remaining contractual life of options outstanding at December 31, 2002 and December 31, 2001 was 8.32 years and 9.09 years, respectively.

Stock-Based Compensation

Employees

The Company uses the intrinsic-value method prescribed in APB No. 25 in accounting for its stock-based compensation arrangements with employees. Stock-based compensation expense is recognized for employee stock option grants in those instances in which the deemed fair value of the underlying common stock was

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsequently determined to be greater than the exercise price of the stock options at the date of grant. The Company recorded a reduction of $1,161,000 of deferred stock-based compensation due to forfeitures of pre-IPO stock options for the year ended December 31, 2002. The Company recorded a reduction of $8,119,000 of deferred stock-based compensation due to forfeitures of pre-IPO stock options for the year ended December 31, 2001. The Company recorded deferred stock-based compensation, net of forfeitures, related to employees of $53,206,000 for the year ended December 31, 2000. A total of $6,859,000, $18,993,000 and $28,796,000 has been amortized to stock-based compensation expense for the years ended December 31, 2002, 2001 and 2000, respectively, on an accelerated basis over the vesting period of the individual options, in accordance with FASB Interpretation No. 28. The weighted average estimated fair value of employee stock options granted at exercise prices below market price at grant during 2000 was $276.48.

Non-Employees

The Company uses the fair value method to value options granted to non-employees. In connection with its grant of options to non-employees, the Company has recognized a reduction in deferred stock-based compensation of $118,000 for the year ended December 31, 2002 and $164,000 for the year ended December 31, 2001 due to a reduction in the fair value of the Company’s stock during this period, and an increase in deferred stock-based compensation of $1,332,000 for the year ended December 31, 2000. A total of $19,000, $51,000 and $1,097,000 has been amortized to stock-based compensation expense for the years ended December 31, 2002, 2001, and 2000, respectively. There were no non-employee stock option grants during 2002. The weighted average estimated fair value of non-employee stock options granted at exercise prices below market price at grant during 2001 and 2000 was $37.44 and $10.88 per share, respectively.

The Company’s calculations for non-employee grants were made using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2002	2001	2000
Dividend yield	0%	0%	0%
Expected volatility	135%	80%	80%
Risk-free interest rate	4.00%	5.14%	5.99%
Expected life (in years)	10.00	10.00	10.00

Warrants

In August 1999, the Company entered into a strategic agreement with NorthPoint Communications, Inc. (“NorthPoint”). Under the terms of the strategic agreement, NorthPoint has agreed to use certain of the Company’s domestic IBX hubs and install their operational nodes in such centers. In exchange, the Company granted NorthPoint a warrant to purchase 10,567 shares of the Company’s common stock at $17.07 per share (the “NorthPoint Warrant”). The NorthPoint Warrant was earned upon execution of the strategic agreement, as NorthPoint’s performance commitment was complete. The NorthPoint Warrant was immediately exercisable and expired five years from the date of grant. The NorthPoint Warrant was valued at $1,508,000 using the Black-Scholes option-pricing model, which was capitalized on the accompanying consolidated balance sheet in other assets as a customer acquisition cost and was being amortized over the term of the agreement as a reduction of revenues recognized. The following assumptions were used in determining the fair value of the warrant: deemed fair market value per share of $153.60, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 5.0% and a contractual life of 5 years. In December 2000, based on the uncertainty of the Company’s future business relationship with NorthPoint, as a result of their filing under Chapter 11 bankruptcy protection, the Company determined that the future value of the other asset attributed to the unamortized portion of the fully-vested, nonforfeitable warrant was questionable and accordingly, the remaining asset totaling approximately $700,000 was written off.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 1999, the Company entered into a definitive agreement with WorldCom, whereby WorldCom agreed to install high-bandwidth local connectivity services to the Company’s first seven IBX hubs by a pre determined date in exchange for a warrant to purchase 21,094 shares of common stock of the Company at $21.33 per share (the “WorldCom Warrant”). The WorldCom Warrant was immediately exercisable and expires five years from the date of grant. As of December 31, 1999, a total of 18,750 shares were subject to repurchase at the original exercise price if WorldCom’s performance commitments were not completed. The WorldCom Warrant was initially valued at $2,969,000 using the Black-Scholes option-pricing model and was recorded to construction in progress. Under the applicable guidelines in EITF 96-18, the underlying shares of common stock associated with the WorldCom Warrant subject to repurchase were revalued at each balance sheet date to reflect their current fair value until WorldCom’s performance commitment was completed. Any resulting increase in fair value of the warrant was recorded to construction in progress. In addition, the following assumptions were used in determining the fair value of the warrant: deemed fair market value per share of $153.60, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 5.5% and a contractual life of 5 years. In June 2000, the agreement with Worldcom was amended (see below).

In November 1999, the Company entered into a master agreement with Bechtel Corporation, or Bechtel, whereby Bechtel agreed to act as the exclusive contractor under a Master Agreement to provide program management, site identification and evaluation, engineering and construction services to build approximately 29 IBX hubs over a four year period under mutually agreed upon guaranteed completion dates. As part of the agreement, the Company granted Bechtel a warrant to purchase 11,016 shares of the Company’s common stock at $32.00 per share (the “Bechtel Warrant”). The Bechtel Warrant was immediately exercisable and expires five years from date of grant. The Bechtel Warrant was initially valued at $1,497,000 using the Black-Scholes option-pricing model and was recorded to construction in progress. Under EITF 96-18, the underlying shares of common stock associated with the Bechtel Warrant subject to repurchase were revalued at each balance sheet date to reflect their current fair value until Bechtel’s performance commitment is complete. Any resulting increase in fair value of the warrants was recorded to construction in progress. In addition, the following assumptions were used in determining the fair value of the warrant: deemed fair market value per share of $153.60, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 5.5% and a contractual life of 5 years. In January 2000, the Bechtel Warrant was exercised. As of December 31, 2002 and 2001, a total of zero and 6,220 shares were subject to repurchase at the original exercise price, until Bechtel’s performance obligations were completed.

In January 2000, the Company entered into an operating lease agreement for its new corporate headquarters facility in Mountain View, California. In connection with the lease agreement, the Company granted the lessor a warrant to purchase up to 1,034 shares of the Company’s common stock at $192.00 per share (the “Headquarter Warrant”). The warrant expires 10 years from the date of grant. The warrant was valued at $186,000 using the Black-Scholes option pricing model and will be recorded as additional rent expense over the life of the lease. The following assumptions were used in determining the fair value of the warrant: deemed fair value per share of $209.60, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.0% and a contractual life of 10 years.

In April 2000, the Company entered into a definitive agreement with a fiber carrier whereby the fiber carrier agreed to install high-bandwidth local connectivity services to a number of the Company’s IBX hubs in exchange for colocation space and related benefits in such IBX hubs. In connection with this agreement, the Company granted the fiber carrier a warrant to purchase up to 16,875 shares of the Company’s common stock at $128.00 per share (the “Fiber Warrant”). The warrant was immediately exercisable and expires five years from date of grant. A total of 4,375 shares were immediately vested and the remaining 12,500 shares are subject to repurchase at the original exercise price if certain performance commitments are not completed by a pre-determined date. The fiber carrier is not obligated to install high-bandwidth local connectivity services and, apart

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from forfeiting the relevant number of shares and colocation space, will not be penalized for not installing. The warrant was initially valued at $5,372,000 using the Black-Scholes option-pricing model and had been recorded initially to construction in progress until installation was completed. The following assumptions were used in determining the fair value of the warrant: deemed fair market value per share of $378.24, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.56% and a contractual life of 5 years. Under the applicable guidelines in EITF 96-18, the underlying shares of common stock associated with these warrants subject to repurchase are revalued at each balance sheet date to reflect their current fair value until the performance commitment is complete. As of December 31, 2002, a total of 1,562 shares remain unearned. As the Company has no plans to construct any additional IBX hubs in the foreseeable future, the value of these unearned shares totaling $5,000 is reflected in other assets on the accompanying balance sheet as of December 31, 2002.

In June 2000, the Company entered into a memorandum of understanding with COLT Telecommunications (“Colt”) whereby Colt agreed to install high-bandwidth local connectivity services to a number of the Company’s European IBX hubs in exchange for colocation space and related benefits in such IBX hubs. In connection with this agreement, the Company granted Colt a warrant to purchase up to 7,813 shares of the Company’s common stock at $170.67 per share (the “Colt Warrant”). The warrant was immediately exercisable and expires five years from the date of grant. The shares are subject to repurchase at the original exercise price if certain performance commitments are not completed by a pre-determined date. Colt is not obligated to install high-bandwidth local connectivity services and, apart from forfeiting the relevant number of shares and colocation space, will not be penalized for not installing. The warrant was initially valued at $2,795,000 using the Black-Scholes option-pricing model and was initially recorded to construction in progress. The following assumptions were used in determining the fair value of the warrants: deemed fair market value per share of $434.56, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.23% and a contractual life of 5 years. Under the applicable guidelines in EITF 96-18, the underlying shares of common stock associated with this warrant subject to repurchase are revalued at each balance sheet date to reflect their current fair value until the performance commitment is complete. As of December 31, 2002, the Colt Warrant remains unearned as a result of the Company’s revised European services strategy (see Note 13). As a result, the value of these unearned shares totaling $25,000 is now reflected in other assets on the accompanying balance sheet as of December 31, 2002.

In June 2000, the Company entered into a strategic agreement with WorldCom and UUNET, an affiliate of WorldCom (the “UUNET Strategic Agreement”), which amends, supersedes and restates the definitive agreement entered into with WorldCom in November 1999 and the related WorldCom Warrant. Under the UUNET Strategic Agreement, WorldCom agreed to install high-bandwidth local connectivity services and UUNET agreed to provide high-speed data entrance facilities to a number of the Company’s IBX hubs in exchange for colocation services and related benefits in such IBX hubs. In connection with this strategic agreement, the Company granted WorldCom Venture Fund a warrant (the “WorldCom Venture Fund Warrant”) to purchase up to 20,313 shares of Company’s common stock at $170.67 per share and all but 1,172 of the shares under the earlier WorldCom Warrant were immediately vested under the UUNET Strategic Agreement. As of January 31, 2002, all shares under the earlier Worldcom Warrant have been fully earned. The WorldCom Venture Fund Warrant was immediately exercisable and expires five years from the date of grant. The warrant is subject to repurchase at the original exercise price if certain performance commitments are not completed by a pre-determined date. WorldCom and UUNET are not obligated to install high-bandwidth local connectivity services and provide high-speed data entrance facilities, respectively, and, apart from forfeiting the relevant number of shares and colocation space, will not be penalized for not performing. The warrant was initially valued at $7,255,000 using the Black-Scholes option-pricing model and has been recorded initially to construction in progress until installation is complete. The following assumptions were used in determining the fair value of the warrant: deemed fair market value per share of $434.56, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.23% and a contractual life of 5 years. Under the applicable guidelines in EITF 96-18, the underlying shares of common stock associated with this warrant subject to repurchase are revalued at each

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance sheet date to reflect their current fair value until the performance commitment is complete. Any resulting increase in fair value of the warrant will ultimately be recorded as a leasehold improvement once construction is completed.

In September 2001, the Company amended and restated the Worldcom Venture Fund Warrant, issued in June 2000, and reduced the total number of shares available to purchase to 9,219 shares of the Company’s common stock at $170.56 per share, which had been previously earned. In return for providing services to the New York metropolitan area IBX hub, the Company issued two new warrants to the Worldcom Venture Fund. The first new warrant was to purchase 11,094 shares of the Company’s common stock at $0.01 per share, of which 4,688 shares were immediately vested and exercisable (the “Second Worldcom Venture Fund Warrant”). The second new warrant was to purchase 7,656 shares of the Company’s common stock at $0.01 per share (the “Third Worldcom Venture Fund Warrant”). All Worldcom Venture Fund warrants expire five years from the date of grant. The Company has accounted for these warrants in accordance with the guidance in EITF 96-18 and EITF Abstracts Topic D-90. The unearned portion of the Second Worldcom Venture Fund Warrant and the Third Worldcom Venture Fund Warrant will be fully earned and exercisable at such time as Worldcom provides services, as defined in the warrant agreements, to the New York metropolitan area IBX hub. The unearned portion of the Second Worldcom Venture Fund Warrant and the Third Worldcom Venture Fund Warrant are subject to a reduction in shares if there are Worldcom-caused delays in providing Worldcom service by the opening date of the New York metropolitan area IBX hub. Consistent with the guidance of EITF 96-18 and EITF Abstracts Topic D-90, these warrants have been treated as unissued for accounting purposes until the future services are received from the fiber carrier. The earned portion of the Second Worldcom Venture Fund Warrant, however, was valued in September 2001 at $56,000 using the Black-Scholes option-pricing model and has been recorded initially to construction in progress until installation is complete. The following assumptions were used in determining the fair value of the earned portion of this warrant: fair market value per share of $12.16, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.00% and a contractual life of 5 years.

In January 2002, Worldcom completed their installation of fiber in the Company’s New York metropolitan area IBX hub, and the Company valued the unearned portion of the Second Worldcom Venture Fund Warrant and the Third Worldcom Venture Fund Warrant, representing 6,406 and 7,656 shares of the Company’s common stock, respectively. The Second Worldcom Venture Fund Warrant and the Third Worldcom Venture Fund Warrant were valued at $1,040,000 using the Black-Scholes option-pricing model and have been recorded to property and equipment as a leasehold improvement. The following assumptions were used in determining the fair value of these warrants: fair market value per share of $2.32, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 4.00% and a contractual life of five years.

In addition, the Company has issued several warrants in connection with its debt facilities and capital lease obligations (see Note 4), the Senior Notes (see Note 5), two European lease terminations (see Note 10) and the Pihana Acquisition (see Note 2). In March 2001, holders of the NorthPoint Warrant, the Comdisco Loan and Security Agreement Warrant, the Comdisco Master Lease Agreement Warrant and the Comdisco Master Lease Agreement Addendum Warrant exercised such warrants pursuant to the cashless “net-exercise” provisions thereof. Upon such exercises, such warrant holders received an aggregate of 32,799 shares of the Company’s common stock. In addition, certain holders of Senior Note Warrants exercised their warrants during 2002, 2001 and 2000 resulting in 21,662, 40,096, and 10,552 shares of the Company’s common stock being issued, respectively. A total of 33,206 shares underlying these Senior Note Warrants remain outstanding as of December 31, 2002.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has the following common stock warrants outstanding as of December 31, 2002:

	Underlying shares outstanding	Exercise price
Common stock warrants:
Amended and Restated Original VLL Warrants	8,438	$0.32
VLL Loan Amendment Warrants	32,188	0.32
Senior Note Warrants	33,206	0.21
WorldCom Warrant	21,094	21.33
Headquarter Warrant	1,034	192.00
Fiber Warrant	16,875	128.00
Colt Warrant	7,813	170.67
Worldcom Venture Fund Warrant	9,219	170.56
Second Worldcom Venture Fund Warrant	11,094	0.32
Third Worldcom Venture Fund Warrant	7,656	0.32
Heller Warrant	1,172	128.00
UK Warrant	18,750	0.32
Pihana Shareholder Warrants	133,442	191.81
Other warrant	625	0.32
Other warrant	186	160.00

	302,792

In addition to the above common stock warrants outstanding as of December 31, 2002, the Company also has several additional warrants issued in connection with the Financing, which are comprised of the Convertible Secured Note Warrant, the Change in Control Warrant and the Cash Trigger Warrants (see Note 7).

9.    Income Taxes

No provision for federal income taxes was recorded from inception through December 31, 2002 as the Company incurred net operating losses during the period.

State tax expense is included in general and administrative expenses and aggregated less than $40,000 for each of the years in the three year period ended December 31, 2002.

Based on the available objective evidence, the Company believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2002.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets (liabilities) as of December 31 consists of the following (in thousands):

	2002	2001
Deferred tax assets:
Depreciation and amortization	$(4,246)	$(2,767)
Reserves	24,505	4,840
Credits	211	120
Capitalized start-up costs	317	5,206
Net operating losses	86,475	74,577
Restructuring charges	11,847	3,023

	119,109	84,998

Deferred tax liability	—	—

	—	—

Gross deferred tax asset	119,109	84,998
Valuation allowance	(119,109)	(84,998)

Net deferred tax asset	$—	$—

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $232.7 million for federal and approximately $126.2 million for state tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2010 for federal and 2003 for state tax purposes.

The Company has research credit carryforwards of approximately $156,000 and $83,000 for federal and state income tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2010. The California credit can be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

10.    Commitments and Contingencies

San Jose Ground Lease

In May 2000, the Company entered into a purchase agreement regarding approximately 80 acres of real property in San Jose, California. In June 2000, before closing on this property, the Company assigned its interest in the purchase agreement to a buyer and on the same date, this buyer purchased the property and entered into a 20-year lease with the Company for the property (the “San Jose Ground Lease”). Under the terms of the San Jose Ground Lease, the Company has the option to extend the lease for an additional 60 years, for a total lease term of 80 years. In addition, the Company has the option to purchase the property from the buyer on certain designated dates in the future. In September 2001, the Company amended the San Jose Ground Lease (the “First San Jose Ground Lease Amendment”). Previously, the Company posted a letter of credit in the amount of $10,000,000 and was required to increase the letter of credit by $25,000,000 to an aggregate of $35,000,000 if the Company did not meet certain development and financing milestones. Pursuant to the terms of the First San Jose Ground Lease Amendment, the aggregate obligation was reduced by $10,000,000 to $25,000,000 provided the Company agreed to post an additional letter of credit totaling $15,000,000 prior to September 30, 2001. In addition, the operating lease commitments, for the 12-month period ending September 2002, were reduced by $3,000,000 provided the Company prepaid a full year of lease payments. The benefit of this reduction was amortized to rent expense over

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the full term of the lease. The additional letter of credit was funded prior to September 30, 2001 and the rent pre-payment was funded subsequent to September 30, 2001. These letter of credit security deposits were to be reduced on a pro rata basis based on the status of construction activity on this property.

In May 2002, the Company further amended the San Jose Ground Lease to provide the Company the option to reduce its obligation under this lease arrangement by up to approximately one-half (the “Second San Jose Ground Lease Amendment”). Pursuant to the terms of the Second San Jose Ground Lease Amendment, for a one-time fee of $5,000,000, which was recorded as a restructuring charge (see Note 13), the Company had a one-year option, effective July 1, 2002, to elect to exclude from this lease anywhere from 20 to 40 acres of the unimproved real property. In September 2002, the Company exercised the option it had purchased in May 2002 and reduced its obligation under the San Jose Ground Lease by approximately one-half and entered into a further amendment of the San Jose Ground Lease (the “Third San Jose Ground Lease Amendment”), which became effective upon the closing of the Combination (see Note 2) and Financing (see Note 7). Pursuant to the terms of the Third San Jose Ground Lease Amendment, in connection with the exercise of the $5,000,000 option, the landlord was permitted to unconditionally draw down on the $25,000,000 in letters of credit. A portion of these letters of credit, totaling approximately $5,990,000, was recorded as prepaid rent expense representing fair value of the lease costs for the 15-month period from October 1, 2002 to December 31, 2003. The prepaid rent represents the total payments that would have otherwise been paid during this period for the remaining one-half of the lease. The Company plans to amortize this prepaid rent expense ratably over the 15-month period. The remaining balance, approximately $19,010,000, was written off and recorded as a restructuring charge as the Company was unable to recognize any future economic benefit attributed to the remaining balance of the letters of credit (see Note 13).

The Company is currently working with the city of San Jose and county of Santa Clara to prepare this land for future development should additional financing become available for this project. As a result, the Company will be assessed increased property taxes on the remaining approximately 40 acres related to the improvement of this land commencing in 2004.

Operating Lease Terminations and Amendments

In February 2002, the Company entered into a termination agreement for its operating leasehold in Amsterdam, The Netherlands (the “Termination Agreement”). As stipulated in the Termination Agreement, the Company will surrender two previously-posted letters of credit totaling approximately $4,814,000, which the Company had already fully written-off in conjunction with the restructuring charge that the Company recorded during the third quarter of 2001 (see Note 13). The first letter of credit was surrendered in March 2002 and the second letter of credit was surrendered in August 2002. The costs associated with terminating this leasehold were consistent with those that the Company estimated during the third quarter of 2001.

In February 2002, the Company entered into an agreement to surrender for its operating leasehold in London, England that was declared effective in March 2002 (the “Agreement to Surrender”). As stipulated in the Agreement to Surrender, the Company surrendered a previously-posted letter of credit totaling approximately $822,000, which the Company had already fully written-off in conjunction with the restructuring charge that the Company recorded during the third quarter of 2001 (see Note 13) and issued a warrant to purchase 18,750 shares of the Company’s common stock at $0.32 per share to the Company’s landlord (the “UK Warrant”). The UK Warrant was valued at $702,000 using the Black-Scholes option-pricing model and has been recorded as an offset to accrued restructuring charges (see Note 13). The following assumptions were used in determining the fair value of the earned portion of this warrant: fair market value per share of $37.76, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 4.00% and a contractual life of one year. The costs associated with terminating this leasehold were consistent with those that the Company estimated during the third quarter of 2001.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2002, the Company entered into an agreement to exit its operating leasehold in Frankfurt, Germany (the “Lease Exit Agreement”). As stipulated in the Lease Exit Agreement, the Company surrendered a previously-posted letter of credit totaling approximately $1,076,000, which the Company had already fully written-off in conjunction with the restructuring charge that the Company recorded during the third quarter of 2001 (see Note 13). As also stipulated in the Lease Exit Agreement, the Company additionally agreed to (1) pay rent through May 2002, (2) pay cash settlement fees totaling approximately $1,845,000 and (3) issued a warrant to purchase 35,938 shares of the Company’s common stock at $0.32 per share to the Company’s landlord in Frankfurt (the “Frankfurt Warrant”). The Frankfurt Warrant was valued at $725,000 using the Black-Scholes option-pricing model and has been recorded as an offset to accrued restructuring charges. The following assumptions were used in determining the fair value of the earned portion of this warrant: fair market value per share of $20.48, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 4.00% and a contractual life of one year. In May 2002, this warrant was exercised with cash.

In July 2002, the Company finalized its agreement to exit one of its excess U.S. operating leaseholds in Mountain View, California, adjacent to the Company’s headquarters (the “Excess Headquarter Lease Termination”). As stipulated in the Excess Headquarter Lease Termination, the Company agreed to pay rent through July 2002 and to waive any rights to any remaining personal property on the premises beyond a specified date. During the quarter ended June 30, 2002, the Company wrote-off all property and equipment located in this excess office space, primarily leasehold improvements and some furniture and fixtures, totaling $1,552,000. This was included in the restructuring charges recorded during 2002 (see Note 13).

In October 2002, the Company amended the lease for its headquarters in Mountain View, California (the “First Amendment to HQ Lease”). Pursuant to the First Amendment to HQ Lease, the Company was granted the option to terminate the leasehold in exchange for a termination fee of $924,000. The Company paid this fee and exercised this option in October 2002. Provided the Company complies with the terms of the First Amendment to HQ Lease, including the timely payment of its lease obligations for six months, the Company will be permitted to terminate the lease without further penalty and will be entitled to a discharge fee equal to $924,000 at the time the premises are vacated. In March 2003, the Company terminated this lease and moved into new headquarter facilities in Foster City, California (see Note 14).

In October 2002, the Company amended its lease for its Secaucus IBX hub (the “Second Amendment to the Secaucus IBX Lease”). Pursuant to the terms of the Second Amendment to the Secaucus IBX Lease, commencing October 1, 2002 and expiring March 31, 2004, a portion of the base rent otherwise due for the period will be deferred under January 2005. Commencing January 1, 2005, the portion of the base rent deferred, plus interest calculated thereon, will be repaid to the Secaucus landlord in 36 equal payments ending December 1, 2007.

Operating Lease Commitments

The Company leases its IBX hubs and certain equipment under noncancelable operating lease agreements expiring through 2020. The centers’ lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated rent expense abatement periods to better match the phased build-out of its centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minimum future operating lease payments as of December 31, 2002 are summarized as follows (in thousands):

Year ending:
2003	$20,913
2004	23,075
2005	26,134
2006	27,189
2007	28,050
Thereafter	206,840

Total	$332,201

Total rent expense was approximately $25,193,000, $27,150,000 and $16,157,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Deferred rent included in other liabilities was $13,420,000 and $9,691,000 as of December 31, 2002 and 2001, respectively.

Legal Actions

During the quarter ended September 30, 2001, putative shareholder class action lawsuits were filed against the Company, certain of its officers and directors, and several investment banks that were underwriters of the Company’s initial public offering. The suits allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. The Company and its officers and directors intend to defend the action vigorously. The Company believes that more than one hundred other companies have been named in nearly identical lawsuits that have been filed by some of the same plaintiffs’ law firms. The Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows, although there can be no assurance as to the outcome of such litigation. Furthermore, no range of loss can be estimated at this time.

Under the Wells Fargo Loan (see Note 4), the Company was required to maintain a minimum cash balance at all times. As of June 30, 2002, the Company was not in compliance with this requirement. Wells Fargo filed a lawsuit against the company seeking to force the Company to obtain a letter of credit in the full amount of the outstanding balance of the Wells Fargo loan. In February 2003, as part of a settlement agreement with Wells Fargo, the Company made a payment to Wells Fargo of approximately $1.7 million in full satisfaction of all amounts owed to Wells Fargo under this loan agreement. As part of the same agreement, the lawsuit has been dismissed and the loan agreement has been terminated (see Note 14).

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employment Agreements

The Company has agreed to indemnify an officer of the Company for any claims brought by his former employer under an employment and non-compete agreement the officer had with this employer.

In August 2002, the Company entered into severance agreements with certain of its executive officers. Under the terms of the agreements, the officers are entitled to one year’s salary, bonus and certain healthcare benefits in the event of an involuntary termination for reasons other than cause.

Employee Benefit Plan

The Company has a 401(k) Plan that allows eligible employees to contribute up to 15% of their compensation, limited to $11,000 in 2002. Employee contributions and earnings thereon vest immediately. Although the Company may make discretionary contributions to the 401(k) Plan, no contributions have ever been made as of December 31, 2002.

Guarantor Arrangements

In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements. The following is a summary of the agreements that the Company has determined are within the scope of FIN 45.

As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2002.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. These indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2002.

The Company enters into arrangements with its business partners, whereby the business partner agrees to provide services as a subcontractor for the Company’s implementations. The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage, of its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. These arrangements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2002.

The Company has service level commitment obligations to certain of its customers. As a result, service interruptions or significant equipment damage in the Company’s IBX hubs, whether or not within our control, could result in service level commitments to these customers. The Company’s liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet the Company’s service level commitment obligations, particularly in the early stage of the Company’s development, could reduce the confidence of the Company’s customers and could consequently impair the Company’s ability to obtain and retain customers, which would adversely affect both the Company’s ability to generate revenues and the Company’s operating results. Historically, these service level credits have not been significant. These arrangements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no significant liabilities for these agreements as of December 31, 2002.

Under the terms of the Combination Agreement (see Note 2), the Company is contractually obligated to use commercially reasonable efforts to ensure that at all times from and after the closing of the Combination, until such time as neither STT Communications nor its affiliates hold the Company’s capital stock or debt securities (or the capital stock received upon conversion of the debt securities) received by STT Communications in connection with the Combination, that none of the Company’s capital stock issued to STT Communications is constituted as “United States real property interests” within the meaning of Section 897(c) of the Internal Revenue Code of 1986. Under Section 897(c) of the Code, the Company’s capital stock issued to STT Communications would generally constitute “United States real property interests” at such point in time that the fair market value of the “United States real property interests” owned by the Company equals or exceeds 50% of the sum of the aggregate fair market values of (a) the Company’s “United States real property interests,” (b) the Company’s interests in real property located outside the U.S., and (c) any other assets held by the Company which are used or held for use in the Company’s trade or business. The Company refers to this provision in the Combination Agreement as the FIRPTA covenant. Pursuant to the FIRPTA covenant, the Company may be forced to take commercially reasonable proactive steps to ensure the Company’s compliance with the FIRPTA covenant, including, but not limited to, (a) a sale-leaseback transaction with respect to all real property interests, or (b) the formation of a holding company organized under the laws of the Republic of Singapore which would issue shares of its capital stock in exchange for all of the Company’s outstanding stock (this reorganization would require the submission of that transaction to the Company’s stockholders for their approval and the consummation of that exchange). Currently, the Company is in compliance with the FIRPTA covenant. This

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangement was grandfathered under the provisions of FIN 45 as it was in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded related to non-compliance with the FIRPTA covenant as of December 31, 2002.

Under the terms of the Combination Agreement (see Note 2), the Company is contractually obligated to use the Company’s reasonable best efforts to obtain the release of STT Communications from a bank guarantee associated with i-STT’s unconsolidated Thailand joint venture. Such efforts may include i-STT assuming such guarantee if it is commercially reasonable to do so. Currently, the Company has not assumed such guarantee and accordingly, no liability has been recorded for this potential liability as of December 31, 2002. This guarantee is for a Thai baht 260,000,000 bank loan (approximately $6,032,000 as translated using effective exchange rates at December 31, 2002), of which Thai baht 54,900,000 is currently outstanding as of December 31, 2002 (approximately $1,274,000 as translated using effective exchange rates at December 31, 2002). This arrangement was grandfathered under the provisions of FIN 45 as it was in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded related to this matter as of December 31, 2002.

When as part of an acquisition the Company acquires all of the stock or all of the assets and liabilities of a company, we assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these liabilities as of December 31, 2002.

11.    Related Party Transactions

Officer Loans

Through December 31, 2000, the Company advanced an aggregate of $1,150,000 to three officers of the Company. During 2001, the Company advanced an additional $2,412,000 to two officers of the Company, including a loan to the Company’s chief executive officer totaling $1,512,000. All such officer loans were evidenced by promissory notes. The proceeds of these loans were used to fund the purchase of personal residences. The loans were due at various dates through 2006, but were subject to certain events of acceleration and were secured by a second deed of trust on the officers’ residences. The loans were non-interest bearing. In October 2001, one of these loans totaling $150,000 was repaid in full in conjunction with an officer leaving the Company.

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

In September 2002, the Company negotiated with a non-executive officer of the Company for early repayment of the last remaining officer loan totaling $900,000. A portion of the loan was forgiven to compensate the employee for related out-of-pocket costs of sale of the residence. The remaining amount, totaling $700,000, due under the loan was repaid to the Company in October 2002.

No other officer or employee loans exist as of December 31, 2002. These loans were presented in other assets on the accompanying consolidated balance sheet as of December 31, 2001.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Transactions

In February and March 2002, the Company entered into two agreements to resell equipment with related party companies. Both related party companies have executive officers that serve on the Company’s Board of Directors, and one of the related party company executive officers also serves on the board of directors of such company. In addition, one of the companies was also a 5% or greater stockholder in the Company. Revenue recognized during 2002 from such equipment reseller agreements totaled approximately $2,936,000.

For the year ended December 31, 2001, Loudcloud, Inc. (“Loudcloud”) was the Company’s second largest customer. Revenues from Loudcloud amounted to $5,105,000, which represented 8% of the Company’s total revenues for fiscal 2001. Andrew S. Rachleff, one of the Company’s directors, is a co-founder and general partner of Benchmark Capital. Benchmark Capital is a greater than 5% stockholder of Loudcloud, and Mr. Rachleff currently serves on the Board of Directors of Loudcloud. Subsequent to December 31, 2001, Loudcloud changed its name to Opsware, Inc. and sold its Equinix-related operations to Electronic Data Systems (“EDS”). As a result, Equinix now contracts its services to EDS.

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

Due to the Combination (see Note 2), the Company acquired operations in Asia-Pacific effective December 31, 2002. As a result, the Company’s consolidated balance sheet as of December 31, 2002 includes certain net identifiable assets based in Asia-Pacific. In addition, commencing in fiscal 2003, the Company’s consolidated statement of operations will include revenues and operating expenses from Asia-Pacific. The Company expects that in fiscal 2003, Asia-Pacific revenues will comprise approximately 15% of the Company’s total consolidated revenues.

During the quarter ended September 30, 2001, the Company recorded a restructuring charge as part of its revised European services strategy. A total of $45,315,000 of the restructuring charge related to the write-off of certain European assets to their net realizable value (see Note 13). As of December 31, 2002, all of the Company’s operations and assets were based in the United States with the exception of $9,840,000 of the Company’s net identifiable assets based in Asia-Pacific, $681,000 of the Company’s net identifiable assets based in Europe and $605,000 of the Company’s total net loss was attributable to additional restructuring and other activity in Europe for the year ended December 31, 2002. As of December 31, 2001, all of the Company’s operations and assets were based in the United States with the exception of $2,234,000 of the Company’s net identifiable assets based in Europe and $51,515,000 of the Company’s total net loss was attributable to the development and restructuring of its European operations for the year ended December 31, 2001. As of December 31, 2000, all of the Company’s operations and assets were based in the United States with the exception of $24,459,000 of the Company’s identifiable assets based in Europe and $429,000 of the Company’s total net loss was attributable to the development of its European operations.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Restructuring Charges

2001 Restructuring Charge

During the quarter ended September 30, 2001, the Company revised its European services strategy through the development of new partnerships with other leading international Internet exchange partners rather than build and operate its own European IBX hubs. In addition, the Company initiated efforts to exit certain leaseholds relating to certain excess U.S. operating leases. Also, in September 2001, the Company implemented an approximate 15% reduction in workforce, primarily in headquarter positions, in an effort to reduce operating costs, which resulted in approximately $5.6 million in annual savings. As a result, the Company took a total restructuring charge of $48,565,000 primarily related to the write-down of European construction in progress assets to their net realizable value, the write-off of several European letters of credit related to various European operating leases, the accrual of estimated European and U.S. leasehold exit costs and the severance accrual related to the reduction in workforce. The remaining European assets as of December 31, 2001, totaling $2,234,000, represented assets purchased during pre-construction activities that were held for resale and sold during 2002 (see Note 3). As of December 31, 2001, the Company had successfully surrendered one of the European leases. The Company completed the exit of the remaining European leases and one of the U.S. leases during 2002 (see Note 10). The collective costs of these European exit activities, primarily the exit of the German leasehold and an additional loss incurred on the sale of the European assets held for resale, exceeded the amount estimated by management during the third quarter of 2001. As a result, the Company recorded an additional restructuring charge during the second quarter of 2002 (see 2002 Restructuring Charges below). The reduction in workforce was substantially completed during the fourth quarter of 2001.

A summary of the movement in the 2001 restructuring charge accrual for the year ended December 31, 2002 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2001	Non-cash charges	Cash payments	Accrued restructuring charge as of December 31, 2002
European exit costs	$4,606	(2,492)	(2,114)	$—
U.S. lease exit costs	1,512	—	(702)	810
Workforce reduction	272	—	(272)	—

	$6,390	$(2,492)	$(3,088)	$810

A summary of the 2001 restructuring charge through December 31, 2001 is outlined as follows (in thousands):

	Total 2001 restructuring charge	Non-cash charges	Cash payments	Accrued restructuring charge as of December 31, 2001
Write-down of European construction in progress	$29,260	$(29,260)	$—	$—
Write-off of European letters of credit	8,634	(8,634)	—	—
European exit costs	7,421	(2,059)	(756)	4,606
U.S. lease exit costs	2,000	—	(488)	1,512
Workforce reduction	1,250	(134)	(844)	272

	$48,565	$(40,087)	$(2,088)	$6,390

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002 Restructuring Charges

During the quarter ended June 30, 2002, the Company took a second restructuring charge to reflect the Company’s ongoing efforts to exit or amend several unnecessary U.S. IBX expansion and headquarter office space operating leaseholds and to complete the Company’s European exit activities. In addition, in May 2002, the Company implemented a reduction in workforce of less than 10%, primarily in headquarter positions, in an effort to reduce operating costs. As a result, the Company took a total restructuring charge of $9,950,000, primarily related to the Second San Jose Ground Lease option fee of $5,000,000 (see Note 10); the write-off of property and equipment, primarily leasehold improvements and some equipment, located in two unnecessary U.S. IBX expansion and headquarter office space operating leaseholds that the Company decided to exit and that do not currently provide any ongoing benefit; the write-off of two U.S. letters of credit related to one U.S. operating leasehold from which the Company has committed to exit; an accrual for the remaining estimated European exit costs and additional U.S. leasehold exit costs and the severance accrual related to the reduction in workforce. The Company continues to work on an exit plan for the excess U.S. operating leases and expects to complete the exit of the U.S. operating leases within the next twelve months. Should it take longer to negotiate the exit of the remaining U.S. leases or the lease settlement amounts exceed the amounts estimated by management, the actual U.S. lease exit costs could exceed the amount estimated and additional restructuring charges may be required. The reduction in workforce was substantially completed during the second quarter of 2002.

During the quarter ended September 30, 2002, the Company recorded an additional restructuring charge as a result of the Third San Jose Ground Lease Amendment (see Note 10). As a result, the Company released its letters of credit relating to the San Jose Ground Lease and recorded a restructuring charge of $19,010,000.

During the fourth quarter ended December 31, 2002, the Company recorded an additional restructuring charge as a result of a small reduction in workforce in headquarter positions offset by the reversal of the previous write-down of one of the letters of credit recorded in conjunction with the second quarter 2002 restructuring charge noted above. Based on further negotiation with the landlord, both parties agreed that the letter of credit will be left intact. The reduction in workforce was substantially completed in January 2003.

The reductions in workforce undertaken in the second and fourth quarters of 2002, which represented a less than 10% reduction in workforce primarily in the Company’s headquarter functions, resulted in approximately $2.8 million of annual savings.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the 2002 restructuring charges through December 31, 2002 is outlined as follows (in thousands):

	Total 2002 restructuring charges	Non-cash charges	Cash payments	Accrued restructuring charge as of December 31, 2002
San Jose ground lease option fee	$5,000	$—	$(5,000)	$—
Write-off of U.S. property and equipment	2,585	(2,585)	—	—
Additional lease exit costs	1,115	—	(723)	392
Write-off of two U.S. letters of credit	750	(750)	—	—
Workforce reduction	500	—	(469)	31

Second quarter subtotal	9,950	(3,335)	(6,192)	423

Write-off of San Jose ground lease letters of credit	19,010	(19,010)	—	—

Third quarter subtotal	19,010	(19,010)	—	—

Workforce reduction	425	—	—	425
Write-up of one U.S. letter of credit	(500)	500	—	—

Fourth quarter subtotal	(75)	500	—	425

	$28,885	$(21,845)	$(6,192)	$848

Acquired Restructuring Charges

As a result of the Combination (see Note 2), the Company acquired several accruals related to restructuring activities from both i-STT and Pihana, which were commenced in 2002, but will not be completed until 2003. A summary of these acquired restructuring accruals as of December 31, 2002 is outlined as follows (in thousands):

Workforce reduction and relocation	$5,712
Lease exit and office shutdown costs	1,735
Other professional fees	2,423
$9,870

A significant portion of the above activities will be completed and paid during the first and second quarters of 2003.

14.    Subsequent Events

On January 1, 2003, pursuant to the provisions of the Company’s stock plans (see Note 8), the number of common shares in reserve automatically increased by 506,921 shares for the 2000 Equity Incentive Plan, 168,974 shares for the Employee Stock Purchase Plan and 50,000 shares for the 2000 Director Stock Option Plan.

In January 2003, the Company entered into a settlement agreement with Wells Fargo in connection with a lawsuit related to the Wells Fargo Loan (the “Wells Fargo Settlement”) (see Notes 4 and 10). In compliance with the terms of the Wells Fargo Settlement, in February 2003, the Company paid Wells Fargo $1,703,000 in full satisfaction of all amounts owed to Wells Fargo, including $1,631,000 in principal. As part of the Wells Fargo Settlement, the lawsuit has been dismissed and the Wells Fargo Loan terminated.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2003, the Company entered into a new corporate headquarter lease in Foster City, California, which commenced March 2003 and ends in March 2008. In March 2003, the Company terminated its Mountain View, California, corporate headquarter lease (see Note 10) and moved its corporate headquarters to the new office facility in Foster City.

In March 2003, the Board of Directors granted options to all employees as part of an annual grant to all employees, including all officers of the Company, to purchase 2,663,600 shares of common stock at a weighted average exercise price of $3.25 per share under the Plans (see Note 8).

EQUINIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. The Company’s revenues and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and the Company’s revenues and results of operations could fluctuate significantly quarter-to-quarter and year-to-year. Significant quarterly fluctuations in revenues will cause significant fluctuations in our cash flows and the cash and cash equivalents and accounts receivable accounts on the Company’s balance sheet. Causes of such fluctuations may include the volume and timing of new orders and renewals, the sales cycle for our services, the introduction of new services, changes in service prices and pricing models, trends in the Internet infrastructure industry, general economic conditions (such as the recent economic slowdown), extraordinary events such as acquisitions or litigation and the occurrence of unexpected events.

The unaudited quarterly financial information presented below has been prepared by the Company and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and results of operations for the interim periods presented.

The following table presents selected quarterly information for fiscal 2002, 2001 and 2000:

	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
2002:
Revenues	$20,158	$18,040	$20,187	$18,803
Net income (loss)	(13,694)	(24,557)	(44,088)	60,721
Basic net income (loss) per share	(5.16)	(7.94)	(14.04)	19.14
Diluted net income (loss) per share	(5.16)	(7.94)	(14.04)	18.12
2001:
Revenues	$12,613	$16,157	$17,178	$17,466
Net loss	(41,537)	(37,857)	(81,574)	(27,447)
Basic and diluted net loss per share	(17.40)	(15.52)	(33.01)	(10.90)
2000:
Revenues	$136	$892	$3,933	$8,055
Net loss	(18,009)	(26,811)	(32,085)	(42,885)
Basic and diluted net loss per share	(73.21)	(92.13)	(22.72)	(18.27)

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1**********

Combination Agreement, dated as of October 2,2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.

3.1********	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.

3.2	Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2**	Form of Registrant’s Common Stock certificate.

4.6*	Common Stock Registration Rights Agreement (See Exhibit 10.3).

4.9*	Amended and Restated Investors’ Rights Agreement (See Exhibit 10.6).

4.10	Registration Rights Agreement (See Exhibit 10.75).

10.1*	Indenture, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as trustee).

10.2*	Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).

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

10.8*	The Registrant’s 1998 Stock Option Plan.

10.9*+	Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.

10.10*+	Lease Agreement with Market Halsey Urban Renewal, LLC, dated as of May 3, 1999.

10.11*+	Lease Agreement with Laing Beaumeade, dated as of November 18, 1998.

10.12*+	Lease Agreement with Rose Ventures II, Inc., dated as of June 10, 1999.

10.13*+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 8, 1999.

10.14*+	First Amendment to Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of October 28, 1999.

10.15*+	Lease Agreement with Nexcomm Asset Acquisition I, L.P., dated as of January 21, 2000.

10.16*+	Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of December 15, 1999.

10.17*	Lease Agreement with ARE-2425/2400/2450 Garcia Bayshore LLC, dated as of January 28, 2000.

10.19*+	Master Agreement for Program Management, Site Identification and Evaluation, Engineering and Construction Services between Equinix, Inc. and Bechtel Corporation, dated November 3, 1999.

Exhibit Number	Description of Document
10.20*+	Agreement between Equinix, Inc. and WorldCom, Inc., dated November 16, 1999.

10.21*	Customer Agreement between Equinix, Inc. and WorldCom, Inc., dated November 16, 1999.

10.22*+	Lease Agreement with GIP Airport B.V., dated as of April 28, 2000.

10.23*	Purchase Agreement between International Business Machines Corporation and Equinix, Inc. dated May 23, 2000.

10.24**	2000 Equity Incentive Plan.

10.25**	2000 Director Option Plan.

10.26**	2000 Employee Stock Purchase Plan.

10.27**	Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000.

10.28***+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of July 1, 2000.

10.29***+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of May 1, 2000.

10.30***+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 24, 2000.

10.31***+	Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24, 2000.

10.32***+	Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of August 7, 2000.

10.33***+	Lease Agreement with Quattrocento Limited, dated as of June 1, 2000.

10.34***	Lease Agreement with ARE-2425/2400/2450 Garcia Bayshore, LLC, dated as of March 20, 2000.

10.35***	First Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of October 11, 2000.

10.37****+	Lease Agreement with Quattrocentro Limited, dated as of June 9, 2000.

10.38****+	Lease Agreement with Compagnie des Entrepots et Magasins Generaux de Paris, dated as of July 18, 2000.

10.39****+	Second Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of December 22, 2000.

10.40****	Third Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of March 8, 2001.

10.41*****+

Fourth Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, acting in partnership under the name Naxos-Union Grundstucksverwaltungsgesellschaft GbR, dated as of July 3, 2001.

10.42*****+	First Amendment to Deed of Lease with TrizecHahn Beaumeade Technology Center LLC, dated as of March 22, 2001.

10.43*****+	First Lease Amendment Agreement with Market Halsey Urban Renewal, LLC, dated as of May 23, 2001.

Exhibit Number	Description of Document
10.44*****+	First Amendment to Lease with Nexcomm Asset Acquisition I, L.P., dated as of April 18, 2000.

10.45*****+	Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of December 18, 2000.

10.46******	First Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 26, 2001.

10.47******	Amended and Restated Credit and Guaranty Agreement, dated as of September 30, 2001.

10.47******	Amended and Restated Credit and Guaranty Agreement, dated as of September 30, 2001.

10.48******	2001 Supplemental Stock Plan.

10.49*******	Deed Terminating a Commercial Lease with Compagnie des Entrepots et Magasins Generaux de Paris, dated as of September 7, 2001.

10.50********	Agreement terminating the Lease Agreement with Naxos Schmirdelwork Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of April 26, 2002.

10.51********	Agreement to Surrender of a Lease Agreement by and between Equinix UK Limited and Quattrocentro Limited, dated as of February 27, 2002.

10.52********

Termination Agreement by and among Equinix, Inc. and Deka Immobilien Investment GMBH, successor in title to GIP Airport B.V., dated as of February 18, 2002, terminating the Lease Agreement with GIP Airport B.V., dated as of April 28, 2000.

10.53********	Second Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of May 20, 2002.

10.54********+	Amended and Restated Master Service Agreement by and between International Business Machines Corporation and Equinix, Inc., dated as of May 1, 2002.

10.55********	Agreement for Termination of Lease and Voluntary Surrender of Premises by and between ARE-2425/2400/2450 Garcia Bayshore LLC and Equinix Operating Co., Inc., dated as of July 12, 2002.

10.56*********+	Second Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of October 1, 2002.

10.57*********+	First Amendment to Lease Agreement for property located at 2450 Bayshore Parkway, Mountain View, CA 94043, dated as of October 1, 2002.

10.58*********	Form of Severance Agreement entered into by the Company and each of the Company’s executive officers.

10.59	Second Amended and Restated Credit and Guaranty Agreement, dated as of December 31, 2002.

10.60

Governance Agreement by and among Equinix, Inc., STT Communications Ltd., i-STT Communications Ltd.,—  STT Investments Pte Ltd and the Pihana Pacific stockholder named therein, dated as of December 31, 2002.

10.61	Tenancy Agreement over units #06-01, #06-05, #06-06, #06-07 and #06-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.62	Tenancy Agreement over units #05-05, #05-06, #05-07 and #05-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.63	Tenancy Agreement over units #03-01 and #03-02 of Block 28 Ayer Rajah Crescent, Singapore 139959.

Exhibit Number	Description of Document

10.64	Tenancy Agreement over units #05-01, #05-02, #05-03 and #05-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.65	Tenancy Agreement over units #03-05, #03-06, #03-07 and #03-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.66	Lease Agreement with Nation Multimedia Group Public Co., Ltd. For 1st and 3rd Floor of Nation Building II, Bangkok, dated as of February 1, 2001.

10.67	Lease Agreement with Nation Multimedia Group Public Co., Ltd. For 6th Floor of Nation Tower, Bangkok, dated as of October 1, 2001.

10.68	General Factory Lease Agreement dated February 21, 2001.

10.69	Lease Agreement with Downtown Properties, LLC dated April 10, 2000, as amended.

10.70	Lease Agreement with Comfort Development Limited dated November 10, 2000.

10.71	Lease Agreement with PacEast Telecom Corporation dated June 15, 2000, as amended.

10.72	Lease Agreement Lend Lease Real Estate Investments Limited dated October 20, 2000.

10.73	Lease Agreement with AIPA Properties, LLC dated November 1, 1999, as amended.

10.74	Third Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 30, 2002.

10.75	Registration Rights Agreement by and among Equinix and the Initial Purchasers, dated as of December 31, 2002.

10.76	Securities Purchase Agreement by and among Equinix, the Guarantors and the Purchasers, dated as of October 2, 2002.

10.77	Series A-1 Convertible Secured Note Due 2007 issued to i-STT Investments Pte Ltd on December 31, 2002.

10.78	Preferred Stock Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.79	Change in Control Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.80	Series A Cash Trigger Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.81	Series B Cash Trigger Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.82	First Supplemental Indenture between Equinix and State Street Bank and Trust Company of California, N.A., as Trustee, dated as of December 28, 2002.

16.1*	Letter regarding change in certifying accountant.

21.1	Subsidiaries of Equinix.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

99.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-93749).
**	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement in Form S-1 (Commission File No. 333-39752).
***	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
****	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
*****	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

******	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
*******	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
********	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
*********	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
**********	Incorporated herein by reference to Annex A of Equinix’s Definitive Proxy Statement filed with the Commission December 12, 2002.
+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.