Form 10-K/A
period 2002-12-31
EQUINIX INC
filed 2003-04-25
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

As of March 31, 2003, a total of 8,518,790 shares of the registrant’s common stock were outstanding.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a)(1) and begin at page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is no disclosure to report pursuant to Item 9.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors	Age	Positions and Offices Held with the Company
Lee Theng Kiat	50	Chairman of the Board
Steven Eng (1) (2) (4)	46	Director
Harry Hopper	49	Director
Scott Kriens (1) (4)	45	Director
Jean Mandeville	43	Director
Andrew Rachleff (2) (4)	44	Director
Dennis Raney (2)	60	Director
Peter Van Camp (3)	47	Director and Chief Executive Officer
Michelangelo Volpi (1)	36	Director

(1)	Member of Compensation Committee
(2)	Member of Audit Committee
(3)	Member of Option Committee
(4)	Member of Nominating Committee

Lee Theng Kiat has served as the chairman of the board since December 2002. Mr. Lee has been president and chief executive officer of Singapore Technologies Telemedia Pte. Ltd, an information and communications company, since November 1995. Mr. Lee also serves on the board of directors of Enersave Holdings Limited and Horizon Education & Technologies Limited, both public-listed companies in Singapore, as well as several privately held and non-listed public companies in Singapore.

Steven Eng has served as a director of Equinix since December 2002. Mr. Eng has been a program manager of network management systems at WAM!NET Government Services, Inc. since April 2002. Prior to joining WAM!NET Mr. Eng served as vice president of Exodus Communications from March 1995 to September 2001.

Harry Hopper has served as a director of Equinix since December 2002. Mr. Hopper has been a partner of Columbia Capital, LLC, a venture capital firm, since 1994. Mr. Hopper also serves on the board of directors of DSL.Net, Inc., a public company, as well as several privately held companies.

Scott Kriens has served as a director of Equinix since July 2000. Mr. Kriens has been president, chief executive officer and chairman of the board of directors of Juniper Networks, Inc., an Internet infrastructure solutions company, since January 1996. From April 1986 to January 1996, Mr. Kriens served as vice president of sales and vice president of operations at StrataCom, Inc., a telecommunications equipment company, which he co-founded in 1986. Mr. Kriens serves on the board of directors of Verisign, Inc. and Juniper Networks, Inc., both public companies, as well as several privately held companies.

Jean Mandeville has served as a director of Equinix since December 2002. Mr. Mandeville has been the chief financial officer of Singapore Technologies Telemedia Pte. Ltd since July 2002. From January 1998 to June 2002, Mr. Mandeville served in various capacities at British Telecom PLC, including President of Asia Pacific from July 2000 to June 2002, Director of International Development Asia Pacific from June 1999 to July 2000 and GM, Special Projects from January 1998 to July 1999. Mr. Mandeville also served on the board of directors of SmarTone HK and LGT Korea, both public companies, and serves on the board of several privately held companies.

Andrew Rachleff has served as a director of Equinix since September 1998. In May 1995, Mr. Rachleff co-founded Benchmark Capital, a venture capital firm, and has served as a general partner since that time. Prior to co-founding Benchmark Capital, Mr. Rachleff spent ten years as a general partner with Merrill, Pickard,

Anderson & Eyre, a venture capital firm. Mr. Rachleff also serves on the board of directors of Opsware, Inc. and Blue Coat Systems, Inc. (formerly known as CacheFlow Inc.), both public companies, as well as several privately held companies.

Dennis Raney has served as a director of Equinix since April 2003. Mr. Raney has been the chief financial officer of eONE Global, LP since July 2001. Prior to joining eONE Global, Mr. Raney held the position of chief financial officer and executive vice president at Novell Inc. from March 1998 to July 2001. Mr. Raney also serves on the board of directors of ProBusiness, a public company, and Redleaf Group Inc., a privately held company.

Peter Van Camp has served as Equinix’s chief executive officer and as a director since May 2000. From June 2001 to December 2002, Mr. Van Camp was also chairman of the board. From January 1997 to May 2000, Mr. Van Camp was employed at UUNET, the Internet division of WorldCom, where he served as president of Internet markets and, most recently, as president of the Americas region. During the period from May 1995 to January 1997, Mr. Van Camp was president of Compuserve Network Services, an Internet access provider. Before holding this position, Mr. Van Camp held various positions at Compuserve, Inc. during the period between October 1982 to May 1995. Mr. Van Camp currently serves as a director of Packeteer, Inc., a public company.

Michelangelo Volpi has served as a director of Equinix since November 1999. Mr. Volpi joined Cisco Systems, Inc. (“Cisco”), a data communications equipment manufacturer, in 1994. Currently, he holds the position of senior vice president for Cisco’s Internet switching and services group. Prior to his current position, Mr. Volpi was chief strategy officer for Cisco where he played an instrumental role in the creation of Cisco’s acquisition and investment strategies. Before joining Cisco, Mr. Volpi spent three years at Hewlett Packard’s Optoelectronics Division.

Nomination of Board of Directors

Under the provisions of the Company’s Bylaws, the number of directors is fixed at nine. In addition, the Bylaws provide that, until December 31, 2004, or if earlier, the termination of the governance provisions in the bylaws, (i) three directors shall be nominated by STT Communications; and (ii) three directors, known as the Equinix directors, shall be nominated by the three directors appointed to Equinix’s current Board of Directors by Equinix’s Board of Directors as it existed prior to December 31, 2002. Three directors shall be nominated by the Company’s nominating committee, and must be independent. The three directors nominated by STT are Lee Theng Kiat, Steven Eng and Jean Mandeville. The three directors nominated by the Equinix directors are Andrew Rachleff, Peter Van Camp and Michelangelo Volpi. The directors nominated by the nominating committee are Scott Kriens and Dennis Raney. These governance provisions are more fully described in our definitive proxy statement dated December 12, 2002. There will be one vacancy on the board of directors as of the date of the Annual Meeting. However, proxies can not be voted for a greater number of persons than the eight nominees named herein.

Executive Officers

The following are additional executive officers of the Company, their ages as of April 1, 2003, their positions and offices held with the Company and certain biographical information. All executive officers serve at the discretion of the Board of Directors.

Executive Officers	Age	Positions and Offices Held with the Company
Marjorie S. Backaus	41	Chief Marketing Officer and Vice President of Market Strategy
Peter T. Ferris	45	Vice President, Worldwide Sales
Brandi L. Galvin	30	General Counsel and Assistant Secretary
Philip J. Koen	51	President and Chief Operating Officer
Renée F. Lanam	40	Chief Financial Officer and Secretary
Keith D. Taylor	41	Vice President, Finance and Chief Accounting Officer

Marjorie S. Backaus has served as Equinix’s chief marketing officer since November 1999, and as Vice President of Market Strategy since February 2000. During the period from August 1996 to November 1999, Ms. Backaus was vice president of marketing at Global One, an international telecommunications company. From November 1987 to August 1996, Ms. Backaus served in various positions at AT&T, a telecommunications company, including positions in regulatory, product management and strategic alliances.

Peter T. Ferris has served as Equinix’s vice president, worldwide sales since July 1999. During the period from June 1997 to July 1999, Mr. Ferris was vice president of sales for Frontier Global Center, a provider of complex web site hosting services. From June 1996 to June 1997, Mr. Ferris served as vice president, eastern sales at Genuity Inc., an Internet services provider. From December 1993 to June 1996, Mr. Ferris was vice president, mid-Atlantic sales at MFS DataNet Inc., a telecommunications services provider.

Brandi L. Galvin has served as Equinix’s general counsel and assistant secretary since January 2003. Before joining Equinix, Ms. Galvin was employed at the law firm of Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP (“Gunderson Dettmer”), where she was an associate from September 1997 to January 2003.

Philip J. Koen has served as Equinix’s president and chief operating officer since May 2001. From July 1999 to May 2001, Mr. Koen also served as Equinix’s chief financial officer and secretary. In addition, Mr. Koen served as the Company’s corporate development officer from May 2000 to May 2001. Before joining Equinix, Mr. Koen was employed at PointCast, Inc., an Internet company, where he served as chief executive officer during the period from March 1999 to June 1999; chief operating officer during the period from November 1998 to March 1999; and chief financial officer and executive vice president responsible for software development and network operations during the period from July 1997 to November 1998. From December 1993 to May 1997, Mr. Koen was vice president of finance and chief financial officer of Etec Systems, Inc., a semi-conductor equipment company. Mr. Koen currently serves as a director of BlueCoat Systems, Inc., a public company.

Renée F. Lanam has served as Equinix’s chief financial officer and secretary since February 2002, and as general counsel from April 2000 to January 2003. From April 2000 to February 2002, Ms. Lanam also served as Equinix’s assistant secretary. In addition, Ms. Lanam served as vice president of corporate finance from November 2001 to February 2002. Before joining Equinix, Ms. Lanam was employed at Gunderson Dettmer, where she was an associate from January 1996 to January 2000 and a partner from January 2000 to April 2000. Prior to joining Gunderson Dettmer, Ms. Lanam was an associate at the law firms of Jackson, Tufts, Cole & Black and Brobeck, Phleger & Harrison, LLP.

Keith D. Taylor has served as Equinix’s vice president, finance, and chief accounting officer since February 2001. From February 1999 to February 2001, Mr. Taylor served as Equinix’s director of finance and administration. Before joining Equinix, Mr. Taylor was employed by International Wireless Communications, Inc., an operator, owner and developer of wireless communication networks, as vice president finance and interim chief financial officer. Prior to joining International Wireless Communications, Inc., Mr. Taylor was employed by Becton Dickinson & Company, a medical and diagnostic device manufacturer, as a senior sector analyst for the diagnostic businesses in Asia, Latin America and Europe.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth information with respect to compensation for the fiscal years ended December 31, 2000, 2001 and 2002 paid by the Company for services rendered by the Company’s chief executive officer and the four most highly compensated executive officers whose salary and bonus for the fiscal year ended December 31, 2002 were in excess of $100,000 for services rendered in all capacities to the Company for that fiscal year (collectively, the “Named Executive Officers”):

	Annual Compensation				Long Term Compensation
	Year	Salary	Bonus		Awards Securities Underlying Options (#)	All Other Compensation (5)
Peter F. Van Camp (1)	2002	$310,000	0		7,813	0
Director and Chief Executive Officer	2001	308,708	873,692	(2)	68,750	$109,349
	2000	194,938	1,169		97,031	150,000

Albert M.Avery, IV	2002	250,000	0		1,563	0
Vice Chairman of the Board	2001	307,416	0		3,125	0
	2000	310,000	0		1,7500	0

Marjorie S. Backaus	2002	225,000	29,946	(3)	4,688	0
Chief Marketing Officer and	2001	221,562	41,132		14,843	0
Vice President of Market Strategy	2000	200,781	4,328		1,750	51,789

Peter F. Ferris	2002	205,000	99,110	(4)	4,688	0
Vice President, Worldwide Sales	2001	202,244	62,572		14,843	0
	2000	192,995	64,157		1,750	0

Renee F. Lanam	2002	230,500	80,000		10,157	0
Chief Financial Officer, Secretary	2001	214,083	1,015		14,845	0
	2000	138,223	1,234		11,798	0

(1)	Mr. Van Camp joined the Company in May 2000.

(2)	Represents the partial forgiveness of an employee loan in exchange for Mr. Van Camp waiving his right to any bonuses earned and expensed in 2001.

(3)	Represents interest payments on a home loan pursuant to early repayment agreements. See “Certain Relationships and Related Transactions—Loans to Executive Officers” for a description of such repayment agreements.

(4)	Includes $59,110 in interest payments on a home loan pursuant to early repayment agreements. See “Certain Relationships and Related Transactions—Loans to Executive Officers” for a description of such repayment agreements.

(5)	Except as otherwise noted, All Other Compensation reflects payment of relocation expenses.

Stock Option Grants

The following table shows for the year ended December 31, 2002, certain information regarding options granted to the Named Executive Officers:

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)($)
Name	Number of Securities Underlying Options granted (#)(1)	% of Total Options Granted to Employees in 2002 (2)	Exercise or Base Price ($/sh)(3)	Expiration Date	5%	10%
Peter F. Van Camp	7,813	5.60%	$22.40	4/22/2012	$110,064	$278,923
Albert M. Avery, IV	1,563	1.12%	$22.40	4/22/2012	22,018	55,799
Marjorie S. Backaus	4,688	3.36%	$22.40	4/22/2012	66,041	167,361
Peter Ferris	4,688	3.36%	$22.40	4/22/2012	66,041	167,361
Renee F. Lanam	4,688	3.36%	$51.20	2/19/2012	150,951	382,539
	5,469	3.92%	$22.40	4/22/2012	77,043	195,242

(1)	The options in the table that show an expiration date of February 19, 2012 were granted on February 19, 2002 and the options in the table that show an expiration date of April 22, 2012 were granted on April 22, 2002. These options are exercisable in 48 equal monthly installments from the grant date. The plan administrator has the discretionary authority to re-price the options through the cancellation of those options and the grant of replacement options with an exercise price based on the fair market value of the option shares on the re-grant date. The options have a maximum term of 10 years measured from the option grant date, subject to earlier termination in the event of the optionee’s cessation of service with the Company. Under each of the options, the option shares vest upon an acquisition of the Company by merger or asset sale, unless the acquiring entity or its parent corporation assumes the outstanding options. Any options which are assumed or replaced in the transaction and do not otherwise accelerate at that time automatically accelerate (and any unvested option shares which do not otherwise vest at that time automatically vest) in the event the optionee’s service terminates by reason of an involuntary or constructive termination within 18 months following the transaction.

(2)	Based on an aggregate of 139,618 shares subject to options granted in the fiscal year ended December 31, 2002.

(3)	The exercise price for each option may be paid in cash, in shares of common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares, together with any federal and state income tax liability incurred by the optionee in connection with such exercise.

(4)	In accordance with the rules of the Securities and Exchange Commission (“SEC”), the table sets forth the hypothetical gains or “option spreads” that would exist for the options at the end of their respective ten-year terms based on assumed annualized rates of compound stock price appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. Actual gains, if any, on option exercises are dependent on the future performance of the Company’s common stock and overall market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved.

Aggregate Option Exercises in 2002 and Fiscal Year-End Option Values

No options were exercised by the Named Executive Officers in 2002. The following table sets forth for each of the Named Executive Officers the number and value of securities underlying options held by the Named Executive Officers at December 31, 2002:

Name	Number of Securities Underlying Unexercised Options at December 31, 2002 (#)		Value of Unexercised In-The-Money Options at December 31, 2002 (1)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Peter F. Van Camp	132,189	41,407	$0	$0
Albert M. Avery, IV	3,703	2,735	$0	$0
Marjorie S. Backaus	21,005	10,825	$0	$0
Peter Ferris	10,458	10,825	$0	$0
Renee F. Lanam	19,528	15,318	$0	$0

(1)	Based on the fair market value of the Company’s common stock as of December 31, 2002 ($5.70 per share), minus the exercise price, multiplied by the number of shares underlying the options.

Employment Agreements, Change of Control Arrangements and Severance Agreements

The Compensation Committee, as plan administrator of the 2000 Equity Incentive Plan, has the authority to provide for accelerated vesting of the shares of common stock subject to outstanding options held by the Named Executive Officers and any other person in connection with certain changes in control of Equinix. In connection with the adoption of the 2000 Equity Incentive Plan, the Company has provided that upon a change in control of the Company, each outstanding option and all shares of restricted stock will generally become fully vested unless the surviving corporation assumes the option or award or replaces it with a comparable award. Any options which are assumed or replaced in the transaction and do not otherwise accelerate at that time shall automatically accelerate (and any unvested option shares which do not otherwise vest at that time shall automatically vest) in the event the optionee’s service terminates by reason of an involuntary or constructive termination within 18 months following the transaction. In addition, options granted to the executive officers of the Company prior to the Company’s initial public offering provide for an additional 12 months vesting upon a change in control of the Company and our form of offer letter for officers provides for an additional 12 months of vesting upon a change in control, provided such officer is employed upon the closing of the change in control. Except as noted below, none of the Company’s executive officers have employment agreements with the Company, and their employment may be terminated at any time.

In August 2002, the Company entered into Severance Agreements with its executive officers, Peter Van Camp, Marjorie S. Backaus, Peter Ferris, Philip J. Koen, Renee Lanam, and Keith Taylor. The agreements provide for severance payments equal to the officer’s annual base salary and target bonus in the event such officer’s employment is terminated for any reason other than cause or the officer resigns for good reason as defined in the agreement.

The initial stock option agreement for Peter F. Van Camp, the Company’s chief executive officer, provides that he will vest an additional 12 months in his initial option upon a change in control of the Company.

The Company extended an offer of employment to Marjorie S. Backaus, the Company’s Chief Marketing Officer, pursuant to an offer letter dated October 21, 1999. The agreement provides that she will vest an additional 12 months in her options upon a change in control of the Company.

The Company extended an offer of employment to Peter T. Ferris, the Company’s vice president, worldwide sales, pursuant to an offer letter dated June 28, 1999. The letter provides for acceleration of vesting of option shares for an additional 12 months if there are certain changes in control of the Company.

The Company entered into an agreement on February 8, 2000 with Albert M. Avery, IV, its former vice chairman of the Board of Directors, which provides that his base compensation will be the same as the CEO’s base compensation and also provides for continuation of his salary and continued option vesting for 12 months should his employment with the Company cease. Any options granted to Mr. Avery after February 8, 2000 will allow 24 months to exercise post-termination of employment. On January 1, 2003, the Company entered into an agreement with Albert M. Avery IV relating to his cessation of employment with the Company effective January 6, 2003. Under the agreement, Mr. Avery received severance benefits consisting of a lump sum cash payment of $311,292 pursuant to the terms of his existing employment contract, plus $9,554.52 in payment of COBRA premiums, payment of legal fees to Mr. Avery’s counsel, and a personal computer, blackberry, and cell phone used by Mr. Avery while employed by the Company. In addition, he will continue to vest in his stock options through December 31, 2003 and will have two years to exercise vested options. The agreement also contains certain restrictive covenants, mutual releases and other customary terms and conditions.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 28, 2003, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding shares of common stock, (ii) each of the Company’s directors, (iii) each of the executive officers named in Executive Compensation and Related Information, and (iv) all current directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date. Unless otherwise indicated, the address for each listed stockholder is c/o Equinix, Inc., 301 Velocity Way, Fifth Floor, Foster City, California 94404.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percentage of Total
Peter F. Van Camp (1)	168,724	1.95%
Albert M. Avery, IV (2)	83,423	*
Steven Poy Eng 51 Cuppage Road #10-11/17 StarHub Centre Singapore 229469	0	—
Harry F. Hopper III (3)	498,014	5.86%
Theng Kiat Lee (4) 51 Cuppage Road #10-11/17 StarHub Centre Singapore 229469	0	—
Renee F. Lanam (5)	39,411	*
Jean F.H.P. Mandeville (6) 51 Cuppage Road #10-11/17 StarHub Centre Singapore 229469	0	—
Andrew S. Rachleff (7)	271,429	3.19%
Michelangelo Volpi (8)	0	—
Scott Kriens (9)	938	*
Marjorie S. Backaus (10)	36,252	*
Peter T. Ferris (11)	37,294	*
Entities affiliated with STT Communications Ltd.(12) 51 Cuppage Road #10-11/17 Starhub Centre Singapore 229469	4,943,569	40.00%
Entities affiliated with Goldman Sachs (13) 85 Broad Street New York, NY 10004	1,042,799	12.26%
All current directors and executive officers as a group (15 persons)(14)	1,251,117	14.41%

*	Less than 1%.
(1)	Includes 162,474 shares subject to options that are exercisable within 60 days of February 28, 2003.
(2)	Includes 3,703 shares subject to options that are exercisable within 60 days of February 28, 2003.
(3)	Represents 310,824 shares of common stock held by Columbia PIXC Partners III, L.L.C., 96,166 shares of common stock held by Columbia PIXC Partners, L.L.C., and 91,024 shares of common stock held by Columbia Capital Equity Partners (QP) L.P. Mr. Hopper is a managing member of Columbia PIXC Partners III, L.L.C. and Columbia PIXC Partners III, L.L.C. Mr. Hopper may be deemed to share voting and investment power with respect to all shares owned by Columbia Capital entities.
(4)	Mr. Kiat is President of Singapore Technologies Telemedia Pte. Ltd., which may be deemed to beneficially own 4,596,495 shares which are beneficially owned by STT Communications Ltd., a subsidiary of Singapore Technologies Telemedia Ptc. Ltd., as set forth in footnote 12.
(5)	Includes 37,600 shares subject to options that are exercisable within 60 days of February 28, 2003.
(6)	Mr. Mandeville is Chief Financial Officer of Singapore Technologies Telemedia Pte. Ltd., which may be deemed to beneficially own 4,596,495 shares which are beneficially owned by STT Communications Ltd., a subsidiary of Singapore Technologies Telemedia Ptc. Ltd., as set forth in footnote 12.
(7)	Represents 266,718 shares of common stock held by Benchmark Capital Partners II, L.P., as nominee for Benchmark Capital Partners II, L.P., Benchmark Founders’ Fund II, L.P., Benchmark Founders’ Fund II-A, L.P. and Benchmark Members’ Fund II, L.P., and 3,578 shares of common stock held by Benchmark Capital Partners IV, L.P., as nominee for Benchmark Capital Partners, IV, L.P., Benchmark Founders’ Fund IV, L.P., Benchmark Founders’ Fund IV-A, L.P. and related individuals. Mr. Rachleff is a managing member of Benchmark Capital Management Co. II, LLC, the general partner of Benchmark Capital Partners, II, L.P., Benchmark Founders’ Fund II, L.P. Benchmark Founders’ Fund II-A, L.P. and Benchmark Members’ Fund II, L.P. Mr. Rachleff is also a managing member of Benchmark Capital Management Co., IV, LLC, the general partner of Benchmark Capital Partners, IV, L.P., Benchmark Founders’ Fund IV, L .P. and Benchmark Founders’ Fund IV-A, L.P. In addition, includes 195 shares of common stock and 938 shares subject to options that are exercisable within 60 days of February 28, 2003.
(8)	Mr. Volpi is senior vice president of Cisco Systems, Inc., which beneficially holds 212,217 shares of common stock.
(9)	Includes 938 shares subject to options that are exercisable within 60 days of February 28, 2003.
(10)	Includes 32,658 shares subject to options that are exercisable within 60 days of February 28, 2003.
(11)	Includes 21,277 shares subject to options that are exercisable within 60 days of February 28, 2003.
(12)	Includes 1,084,686 shares of common stock beneficially owned by i-STT Investments Pte. Ltd., (“i-STTI”) a wholly-owned subsidiary of STT Communications Ltd., and 1,868,667 shares of common stock that may be acquired upon conversion of the Series A Convertible Preferred Stock (“Series A Preferred Stock”) owned by i-STTI. Also includes 1,990,216 shares that may be acquired within 60 days of February 28, 2003 upon conversion of Series A-1 Convertible Secured Notes (the “Notes”) or upon the exercise of Series A-1 Preferred Stock Warrants (the “Warrants”) owned of record by i-STTI. As more fully described in our definitive proxy statement filed with the Securities and Exchange Commission on December 12, 2002 and subject to the qualifications described therein, until December 31, 2004, or if earlier, the termination of the governance provisions in the bylaws, STT and its affiliates may not convert the Notes or exercise the Warrants for shares of our voting stock if such conversion or exercise would cause STT, when combined with shares beneficially held by its affiliates, to beneficially hold more than 40% of our outstanding voting stock. Accordingly, the Notes and Warrants are convertible into or exercisable for shares of common stock or Series A Preferred Stock only to the extent that such exchange will not cause STT or its affiliates to exceed the 40% threshold. If such conversion or exercise would cause STT or its affiliates to exceed the 40% threshold, the Notes and Warrants become convertible or exercisable for shares of non-voting Series A-1 Preferred Stock.
(13)	Represents 287,500 shares held by GS Capital Partners 2000, L.P., 104,466 shares held by GS Capital Partners 2000 Offshore, L.P., 12,017 shares held by GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, 91,347 shares held by GS Capital Partners 2000 Employee Fund, L.P., 26,070 shares held by Stone Street Fund 2000, L.P., 147,688 shares held by GS Special Opportunities (Asia) Fund, L.P., 107,668 shares held by GS Special Opportunities (Asia) Offshore Fund, L.P., 173,943 shares held by Whitehall Street Real Estate Limited Partnership XIII, 60,687 shares held by Whitehall Parallel Real Estate Limited Partnership XIII, 5,343 shares held by Stone Street Asia Fund, L.P. and 26,070 shares held by Stone Street Real Estate Fund 2000, L.P.
(14)	Includes the shares described in Notes 1 through 11, plus shares held by or subject to options exercisable within 60 days of February 28, 2003 held by executive officers not named above.

The data regarding equity compensation plans required by this Item 12 are listed in Item 5 and begin on page 13 of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans to Executive Officers.    From July 1999 through January 2001, the Company hired a number of individuals from out-of-state and relocated them to California. The market in California during this period was very competitive for certain positions and the most qualified individuals available at that time were located in other states. In order to induce three executive officers to relocate to California from cities with lower housing costs, the Company offered each of these executive officers a non-interest bearing home loan to assist them with the purchase of a new residence in California. These loans expired upon the earlier of 5 years or certain liquidity events, none of which have happened to date. In early 2002, the Company negotiated with all three of these executive officers for the early repayment of these loans. In January 2002, in exchange for Peter Van Camp, the Company’s Chief Executive Officer, agreeing to repay the loan four years earlier than its maturity, and in exchange for his waiving his right to any bonuses earned and expensed in 2001, the Compensation Committee of the Board of Directors forgave $874,000 of Mr. Van Camp’s loan of $1,512,000. The remaining amount due under the loan of $638,000 was repaid to the Company in full in February 2002. In addition, the Company negotiated with the other two executive officers of the Company, Peter Ferris and Marjorie Backaus, to repay their loans in full several years prior to the loans’ maturity dates. In exchange, the Company agreed to pay a portion of the interest on each of the officer’s mortgage for their principal residence through December 31, 2003. Mr. Ferris’ loan, totaling $750,000, was repaid in full in February 2002 and Ms. Backaus’ loan, totaling $250,000, was repaid in full in March 2002.

Equipment Reseller Agreements with Affiliated Companies.    In March 2002, the Company entered into an agreement to resell equipment with Cisco Systems, Inc. (“Cisco”), a greater than 5% stockholder in the Company. Michelangelo Volpi, one of the Company’s directors, is an executive officer of Cisco. The Company plans to recognize revenue from this arrangement on a gross basis in accordance with Emerging Issue Task Force Issue No. 99-19, Recording Revenue as a Principal versus Net as an Agent. The Company acts as the principal in the transaction as the Company’s customer services agreement identifies the Company as the party responsible for the fulfillment of product/ services to the Company’s customers and has full pricing discretion. In the case of products sold under this arrangement, the Company takes title to the products and bears the inventory risk as the Company has made minimum purchase commitments for equipment to various vendors. The Company has credit risk, as it is responsible for collecting the sales price from a customer, but must pay the amount owed to its suppliers after the suppliers perform, regardless of whether the sales price is fully collected. In addition, the Company will often determine the required equipment configuration. The Company has purchased and resold equipment for $968,000 under the agreement with Cisco.

In February 2002, the Company entered into an agreement to resell equipment with Juniper Networks (IS), Inc., an entity affiliated with Juniper Networks, Inc. (“Juniper”). Scott Kriens, one of the Company’s directors, is both a director and an executive officer of Juniper. The Company plans to recognize revenue from this arrangement on a gross basis in accordance with Emerging Issue Task Force Issue No. 99-19, Recording Revenue as a Principal versus Net as an Agent. The Company acts as the principal in the transaction as the Company’s customer services agreement identifies the Company as the party responsible for the fulfillment of product/ services to the Company’s customers and has full pricing discretion. In the case of products sold under this agreement, the Company takes title to the products and bears the inventory risk as the Company has made minimum purchase commitments for equipment to various vendors. The Company has credit risk, as it is responsible for collecting the sales price from a customer, but must pay the amount owed to its suppliers after the suppliers perform, regardless of whether the sales price is fully collected. In addition, the Company will often determine the required equipment configuration. The Company has purchased and resold equipment for $1,805,000 under the agreement with Juniper.

Convertible Secured Note Sold to Affiliated Company.    In December 2002, i-STT Investments Pte Ltd, an affiliate of STT Communications, made a $30.0 million investment in the Company through the purchase of a

14% convertible secured note with an initial term of five years. The interest on the convertible secured note is payable in kind in the form of additional convertible secured notes. The convertible secured note is secured by a first priority lien on certain of the Company’s assets located in Asia and a second priority lien on all of the Company’s other assets. In addition, the Company issued the following warrants to i-STT Investments in conjunction with the convertible secured note:

•	Preferred Stock Warrant. A warrant to purchase 965,674 shares of the Company’s Series A or Series A-1 preferred stock at a price of $.01 per share at any time at the option of STT Communications.

•	Change in Control Warrant. If the Company experiences a change in control, the change in control warrant will become exercisable for shares of the Company’s common stock with a total current market value of up to 20% of the then outstanding principal amount of notes, including notes issued as interest on convertible notes, plus accrued but unpaid interest. The change in control warrant terminates on December 31, 2007 and has an exercise price of $0.01 per share.

•	Cash Trigger Warrants. In order to provide a mechanism to allow STT Communications to ensure the company’s compliance with cash covenants under its senior secured credit facility, STT Communications has the right, but not the obligation, to exercise one or both of two cash trigger warrants. Pursuant to the Series A Cash Trigger Warrant, STT Communications or its affiliates may purchase additional shares of the company’s stock for an aggregate exercise price of up to $10,000,000. The per share exercise price for the Series A Cash Trigger Warrant is the lesser of (a) $9.792 or (b) 90% of the then current market value of shares of the Company’s common stock. Pursuant to the Series B Cash Trigger Warrant, STT Communications or its affiliates may purchase additional shares of the company’s stock for an aggregate exercise price of up to $20,000,000. The per share exercise price for the Series B Cash Trigger Warrant is 90% of the then current market value of the Company’s common stock. The cash trigger warrants will become exercisable if the Company fails to satisfy certain covenants of the senior secured credit facility.

The convertible secured note and warrants are more fully described in the Company’s definitive proxy statement dated December 12, 2002.

STT Communications, along with its affiliates, is a greater than 5% stockholder in the Company and Lee Theng Kiat and Jean Mandeville, two of the Company’s directors, are executive officers of STT Communications.

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
2.1**********

Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.

3.2†	Bylaws of the Registrant.

3.3	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2**	Form of Registrant’s Common Stock certificate.

4.6*	Common Stock Registration Rights Agreement (See Exhibit 10.3).

4.9*	Amended and Restated Investors’ Rights Agreement (See Exhibit 10.6).

4.10†	Registration Rights Agreement (See Exhibit 10.75).

10.1*	Indenture, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as trustee).

10.2*	Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).

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

10.53********	Second Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of May 20, 2002.

10.54********+	Amended and Restated Master Service Agreement by and between International Business Machines Corporation and Equinix, Inc., dated as of May 1, 2002.

10.55********	Agreement for Termination of Lease and Voluntary Surrender of Premises by and between ARE-2425/2400/2450 Garcia Bayshore LLC and Equinix Operating Co., Inc., dated as of July 12, 2002.

10.56*********+	Second Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of October 1, 2002.

10.57*********+	First Amendment to Lease Agreement for property located at 2450 Bayshore Parkway, Mountain View, CA 94043, dated as of October 1, 2002.

10.58*********	Form of Severance Agreement entered into by the Company and each of the Company’s executive officers.

10.59†	Second Amended and Restated Credit and Guaranty Agreement, dated as of December 31, 2002.

10.60†

Governance Agreement by and among Equinix, Inc., STT Communications Ltd., i-STT Communications Ltd.,—STT Investments Pte Ltd and the Pihana Pacific stockholder named therein, dated as of December 31, 2002.

10.61†	Tenancy Agreement over units #06-01, #06-05, #06-06, #06-07 and #06-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.62†	Tenancy Agreement over units #05-05, #05-06, #05-07 and #05-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.63†	Tenancy Agreement over units #03-01 and #03-02 of Block 28 Ayer Rajah Crescent, Singapore 139959.

Exhibit Number	Description of Document
10.64†	Tenancy Agreement over units #05-01, #05-02, #05-03 and #05-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.65†	Tenancy Agreement over units #03-05, #03-06, #03-07 and #03-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.66†	Lease Agreement with Nation Multimedia Group Public Co., Ltd. For 1st and 3rd Floor of Nation Building II, Bangkok, dated as of February 1, 2001.

10.67†	Lease Agreement with Nation Multimedia Group Public Co., Ltd. For 6th Floor of Nation Tower, Bangkok, dated as of October 1, 2001.

10.68†	General Factory Lease Agreement dated February 21, 2001.

10.69†	Lease Agreement with Downtown Properties, LLC dated April 10, 2000, as amended.

10.70†	Lease Agreement with Comfort Development Limited dated November 10, 2000.

10.71†	Lease Agreement with PacEast Telecom Corporation dated June 15, 2000, as amended.

10.72†	Lease Agreement Lend Lease Real Estate Investments Limited dated October 20, 2000.

10.73†	Lease Agreement with AIPA Properties, LLC dated November 1, 1999, as amended.

10.74†	Third Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 30, 2002.

10.75†	Registration Rights Agreement by and among Equinix and the Initial Purchasers, dated as of December 31, 2002.

10.76†	Securities Purchase Agreement by and among Equinix, the Guarantors and the Purchasers, dated as of October 2, 2002.

10.77†	Series A-1 Convertible Secured Note Due 2007 issued to i-STT Investments Pte Ltd on December 31, 2002.

10.78†	Preferred Stock Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.79†	Change in Control Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.80†	Series A Cash Trigger Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.81†	Series B Cash Trigger Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.82†	First Supplemental Indenture between Equinix and State Street Bank and Trust Company of California, N.A., as Trustee, dated as of December 28, 2002.

16.1*	Letter regarding change in certifying accountant.

21.1†	Subsidiaries of Equinix.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

99.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-93749).
**	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement in Form S-1 (Commission File No. 333-39752).
***	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
****	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
*****	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

******	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
*******	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
********	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
*********	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
**********	Incorporated herein by reference to Annex A of Equinix’s Definitive Proxy Statement filed with the Commission December 12, 2002.
†	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

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

EQUINIX, INC. (Registrant)

By	/s/ RENEE F. LANAM
Renee F. Lanam Chief Financial Officer

April 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER F. VAN CAMP* Peter F. Van Camp	Chief Executive Officer and Director (Principal Executive Officer)	April 25, 2003

/s/ RENEE F. LANAM Renee F. Lanam	Chief Financial Officer and Secretary (Principal Financial Officer)	April 25, 2003

/s/ KEITH D. TAYLOR* Keith D. Taylor	Vice President, Finance (Principal Accounting Officer)	April 25, 2003

Lee Theng Kiat	Chairman of the Board

/s/ SCOTT KRIENS* Scott Kriens	Director	April 25, 2003

/s/ ANDREW S. RACHLEFF* Andrew S. Rachleff	Director	April 25, 2003

Signature	Title	Date

/s/ MICHELANGELO VOLPI* Michelangelo Volpi	Director	April 25, 2003

/s/ JEAN F.H.P. MANDEVILLE* Jean F.H.P. Mandeville	Director	April 25, 2003

/s/ HARRY F. HOPPER III* Harry F. Hopper III	Director	April 25, 2003

Director
Steven Poy Eng

*By:	/s/ RENEE F. LANAM	April 25, 2003
Renee F. Lanam Attorney-in-Fact

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Peter F. Van Camp, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Equinix, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Dated: April 25, 2003

/s/    PETER F. VAN CAMP

Peter F. Van Camp

Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Renee F. Lanam, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Equinix, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Dated: April 25, 2003

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
2.1**********

Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.

3.2†	Bylaws of the Registrant.

3.3	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2**	Form of Registrant’s Common Stock certificate.

4.6*	Common Stock Registration Rights Agreement (See Exhibit 10.3).

4.9*	Amended and Restated Investors’ Rights Agreement (See Exhibit 10.6).

4.10†	Registration Rights Agreement (See Exhibit 10.75).

10.1*	Indenture, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as trustee).

10.2*	Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).

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

10.53********	Second Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of May 20, 2002.

10.54********+	Amended and Restated Master Service Agreement by and between International Business Machines Corporation and Equinix, Inc., dated as of May 1, 2002.

10.55********	Agreement for Termination of Lease and Voluntary Surrender of Premises by and between ARE-2425/2400/2450 Garcia Bayshore LLC and Equinix Operating Co., Inc., dated as of July 12, 2002.

10.56*********+	Second Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of October 1, 2002.

10.57*********+	First Amendment to Lease Agreement for property located at 2450 Bayshore Parkway, Mountain View, CA 94043, dated as of October 1, 2002.

10.58*********	Form of Severance Agreement entered into by the Company and each of the Company’s executive officers.

10.59†	Second Amended and Restated Credit and Guaranty Agreement, dated as of December 31, 2002.

10.60†

Governance Agreement by and among Equinix, Inc., STT Communications Ltd., i-STT Communications Ltd.,—  STT Investments Pte Ltd and the Pihana Pacific stockholder named therein, dated as of December 31, 2002.

10.61†	Tenancy Agreement over units #06-01, #06-05, #06-06, #06-07 and #06-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.62†	Tenancy Agreement over units #05-05, #05-06, #05-07 and #05-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.63†	Tenancy Agreement over units #03-01 and #03-02 of Block 28 Ayer Rajah Crescent, Singapore 139959.

Exhibit Number	Description of Document

10.64†	Tenancy Agreement over units #05-01, #05-02, #05-03 and #05-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.65†	Tenancy Agreement over units #03-05, #03-06, #03-07 and #03-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.66†	Lease Agreement with Nation Multimedia Group Public Co., Ltd. For 1st and 3rd Floor of Nation Building II, Bangkok, dated as of February 1, 2001.

10.67†	Lease Agreement with Nation Multimedia Group Public Co., Ltd. For 6th Floor of Nation Tower, Bangkok, dated as of October 1, 2001.

10.68†	General Factory Lease Agreement dated February 21, 2001.

10.69†	Lease Agreement with Downtown Properties, LLC dated April 10, 2000, as amended.

10.70†	Lease Agreement with Comfort Development Limited dated November 10, 2000.

10.71†	Lease Agreement with PacEast Telecom Corporation dated June 15, 2000, as amended.

10.72†	Lease Agreement Lend Lease Real Estate Investments Limited dated October 20, 2000.

10.73†	Lease Agreement with AIPA Properties, LLC dated November 1, 1999, as amended.

10.74†	Third Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 30, 2002.

10.75†	Registration Rights Agreement by and among Equinix and the Initial Purchasers, dated as of December 31, 2002.

10.76†	Securities Purchase Agreement by and among Equinix, the Guarantors and the Purchasers, dated as of October 2, 2002.

10.77†	Series A-1 Convertible Secured Note Due 2007 issued to i-STT Investments Pte Ltd on December 31, 2002.

10.78†	Preferred Stock Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.79†	Change in Control Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.80†	Series A Cash Trigger Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.81†	Series B Cash Trigger Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.82†	First Supplemental Indenture between Equinix and State Street Bank and Trust Company of California, N.A., as Trustee, dated as of December 28, 2002.

16.1*	Letter regarding change in certifying accountant.

21.1†	Subsidiaries of Equinix.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

99.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-93749).
**	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement in Form S-1 (Commission File No. 333-39752).
***	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
****	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
*****	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

******	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
*******	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
********	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
*********	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
**********	Incorporated herein by reference to Annex A of Equinix’s Definitive Proxy Statement filed with the Commission December 12, 2002.
†	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.