Form 10-Q
period 2003-03-31
EQUINIX INC
filed 2003-05-15
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

2450 Bayshore Parkway, Mountain View, California 94043

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Exchange Act). Yes  ☐  No  ☒

The number of shares outstanding of the Registrant’s Common Stock as of March 31, 2003 was 8,518,790.

EQUINIX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,978	$41,216
Accounts receivable, net	10,675	9,152
Current portion of restricted cash	—	1,981
Prepaids and other current assets	8,608	11,146

Total current assets	40,261	63,495
Property and equipment, net	373,936	390,048
Restricted cash, less current portion	2,418	2,426
Intangible assets, net	24,627	24,981
Debt issuance costs, net	6,639	7,250
Other assets	3,605	3,803

Total assets	$451,486	$492,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$13,937	$20,347
Accrued restructuring charges	4,259	11,528
Accrued interest payable	2,371	2,311
Current portion of debt facilities and capital lease obligations	4,133	5,591
Current portion of credit facility	1,981	1,981
Other current liabilities	4,047	4,413

Total current liabilities	30,728	46,171
Debt facilities and capital lease obligations, less current portion	2,672	3,633
Credit facility	89,529	89,529
Senior notes	28,986	28,908
Convertible secured note	25,602	25,354
Other liabilities	14,884	14,214

Total liabilities	192,401	207,809

Stockholders’ equity:
Preferred stock	2	2
Common stock	9	8
Additional paid-in capital	638,134	638,065
Deferred stock-based compensation	(1,844)	(2,865)
Accumulated other comprehensive income (loss)	(30)	617
Accumulated deficit	(377,186)	(351,633)

Total stockholders’ equity	259,085	284,194

Total liabilities and stockholders’ equity	$451,486	$492,003

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended March 31,
	2003	2002
	(unaudited)
Revenues	$25,435	$20,158

Costs and operating expenses:
Cost of revenues (includes stock-based compensation of $40 and $91 for the three months ended March 31, 2003 and 2002, respectively)	30,619	25,426
Sales and marketing (includes stock-based compensation of $113 and $433 for the three months ended March 31, 2003 and 2002, respectively)	4,703	4,170
General and administrative (includes stock-based compensation of $805 and $2,057 for the three months ended March 31, 2003 and 2002, respectively)	10,924	6,741

Total costs and operating expenses	46,246	36,337

Loss from operations	(20,811)	(16,179)
Interest income	70	493
Interest expense	(4,812)	(9,670)
Gain on debt extinguishment	—	11,662

Net loss	$(25,553)	$(13,694)

Net loss per share:
Basic and diluted	$(3.00)	$(5.16)

Weighted average shares	8,512	2,656

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net loss	$(25,553)	$(13,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,254	12,059
Amortization of intangible assets	525	—
Amortization of deferred stock-based compensation	958	2,581
Non-cash interest expense	2,086	1,566
Allowance for doubtful accounts	154	482
Deferred rent	833	691
Gain on debt extinguishment	—	(11,662)
Changes in operating assets and liabilities:
Accounts receivable	(1,677)	(1,640)
Prepaids and other current assets	2,538	(344)
Other assets	172	1,945
Accounts payable and accrued expenses	(2,642)	(105)
Accrued restructuring charges	(7,919)	102
Accrued merger and financing costs	(3,768)	—
Accrued interest payable	(990)	6,201
Other current liabilities	(366)	(349)
Other liabilities	(163)	122

Net cash used in operating activities	(19,558)	(2,045)

Cash flows from investing activities:
Purchase of short-term investments	—	(11,788)
Sales and maturities of short-term investments	—	19,282
Purchases of property and equipment	(346)	(2,836)
Accrued construction costs	—	(24,000)
Purchase of restricted cash and short-term investments	—	(5,090)
Sale of restricted cash and short-term investments	1,989	2,854

Net cash provided by (used in) investing activities	1,643	(21,578)

Cash flows from financing activities:
Proceeds from exercise of warrants, stock options and employee stock purchase plan	159	341
Debt issuance costs	—	(5)
Repayment of debt facilities and capital lease obligations	(2,518)	(1,717)

Net cash used in financing activities	(2,359)	(1,381)

Effect of foreign currency exchange rates on cash and cash equivalents	36	(74)
Net decrease in cash and cash equivalents	(20,238)	(25,078)
Cash and cash equivalents at beginning of period	41,216	58,831

Cash and cash equivalents at end of period	$20,978	$33,753

Supplemental cash flow information:
Cash paid for interest	$3,793	$2,265

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. (“Equinix” or the “Company”) and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods presented. The balance sheet at December 31, 2002 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Equinix’s Form 10-K/A as filed with the SEC on April 25, 2003. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

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

In October 2002, the Company entered into agreements to consummate a series of related acquisition and financing transactions. These transactions closed on December 31, 2002. Under the terms of these agreements, the Company combined its business with two similar businesses, that of i-STT Pte Ltd (“i-STT”) and Pihana Pacific, Inc. (“Pihana”). i-STT’s business is based in Singapore, with operations in Singapore and a joint venture in Thailand. Pihana’s business is based in Hawaii, with operations in Hawaii; Los Angeles; Hong Kong; Singapore; Tokyo, Japan and Sydney, Australia. In connection with the acquisition of i-STT and Pihana, the Company issued approximately 3.5 million shares of its common stock and approximately 1.9 million shares of its Series A preferred stock. This transaction is referred to as the “Combination”. In conjunction with the Combination, the Company issued to i-STT’s former parent company, STT Communications Ltd. (“STT Communications”), a $30.0 million convertible secured note in exchange for cash. This transaction is referred to as the “Financing”. In connection with the Combination and Financing, the Company amended the terms of the indenture governing its Senior Notes and extinguished $116.8 million of its Senior Notes in exchange for a combination of 1.9 million shares of its common stock and $15.2 million of cash. This transaction is referred to as the “Senior Note Exchange”. Because the Company extinguished the debt in the Senior Note Exchange at a significant discount, the Company recognized a substantial gain on debt extinguishment during the fourth quarter of 2002.

Under the terms of the Company’s Credit Facility, as amended, the Company must meet certain financial and non-financial covenants. While these covenants were reset in December 2002 and are consistent with the Company’s expected future performance, if the Company does not achieve the intended growth required or is unable to reduce costs to a level to comply with these covenants, the Company may be required to repay the $91.5 million currently outstanding under the Credit Facility (see Note 9). Since the Company does not have sufficient cash reserves to pay this if an event of default occurs, the Company may be required to renegotiate with the debt issuers for forbearance, make other financial arrangements or take other actions in order to pay down the loan. There can be no assurance that such revised covenants will be met, or that the Company will be able to obtain a forbearance or that replacement financing will be available. In addition, a default in the Credit Facility will trigger cross-default provisions in our other debt facilities. If the cash flows from operations are not sufficient to support the Company’s cash requirements, cost reductions implemented as a result of this could adversely affect the business and the Company’s ability to achieve its business objectives. As of March 31, 2003, the Company was in compliance with all debt covenants.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Split

In December 2002, the Company effected a thirty-two-for-one reverse stock split effective December 31, 2002 whereby one share of common stock was exchanged for every thirty-two shares of common stock then outstanding. All share and per share amounts in these financial statements have been retroactively adjusted to give effect to the stock split.

Revenue Recognition and Allowance for Doubtful Accounts

Equinix derives its revenues from (1) recurring revenue streams, such as from the leasing of cabinet space, power and interconnection services and bandwidth and (2) non-recurring revenue streams, such as from the recognized portion of deferred installation revenues, professional services and equipment sales. Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to three years. Non-recurring installation fees are deferred and recognized ratably over the term of the related contract. Professional service fees are recognized in the period in which the services were provided and represent the culmination of the earnings process. Fees for the provision of e-business services are recognized progressively as the services are rendered in accordance with the contract terms, except where the future costs cannot be reliably estimated, in which case fees are recognized upon the completion of services. The Company generally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. The Company has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have not been significant.

Revenue is recognized as service is provided when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. It is customary business practice to obtain a signed master sales agreement and sales order prior to recognizing revenue in an arrangement. The Company assesses probability of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from our customers. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. In addition, Equinix also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for those customers that the Company had expected to collect the revenues. If the financial condition of Equinix’s customers were to deteriorate or if they become insolvent, resulting in an impairment of their ability to make payments, allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and analyzes current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the Company’s reserves.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February and March 2002, the Company entered into arrangements with numerous vendors to resell equipment and bandwidth, including two related parties. The Company began to offer such services in an effort to provide its customers a more fully-integrated services solution. Under the terms of the reseller agreements, the Company will sell the vendors’ services or products to its customers and the Company will contract with the vendor to provide the related services or products. The Company recognizes revenue from such arrangements on a gross basis in accordance with EITF Abstract No. 99-19, “Recording Revenue as a Principal versus Net as an Agent”. The Company acts as the principal in the transaction as the Company’s customer services agreement identifies the Company as the party responsible for the fulfillment of product/ services to the Company’s customers and has full pricing discretion. In the case of products sold under such arrangements, the Company takes title to the products and bears the inventory risk as the Company has made minimum purchase commitments to various vendors. The Company has credit risk, as it is responsible for collecting the sales price from a customer, but must pay the amount owed to its suppliers after the suppliers perform, regardless of whether the sales price is fully collected. In addition, the Company will often determine the required equipment configuration and recommend bandwidth providers from numerous potential suppliers. The Company had no equipment sales during the three months ended March 31, 2003. For the three months ended March 31, 2002, the Company recognized revenue of $1.6 million from the sale of equipment and associated cost of revenue of $1.5 million. The Company does not expect to enter into significant equipment resales in the future.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts) (unaudited):

	Three months ended March 31,
	2003	2002
Numerator:
Net loss	$(25,553)	$(13,694)

Denominator:
Weighted average shares	8,517	2,697
Weighted average unvested shares subject to repurchase	(5)	(41)

Total weighted average shares	8,512	2,656

Net loss per share:
Basic and diluted	$(3.00)	$(5.16)

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (unaudited):

	March 31,
	2003	2002
Series A preferred stock	1,868,667	—
Series A preferred stock warrant	965,674	—
Common stock warrants	250,836	65,831
Common stock options	3,231,870	642,624
Common stock subject to repurchase	5,328	41,382

Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements with employees using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Deferred stock-based compensation is recorded on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price of common stock.

Deferred stock-based compensation resulting from option grants to employees is amortized on an accelerated basis over the vesting period of the individual options, generally four years, in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”.

Primarily as a result of employee stock options being granted at exercise prices below fair market value prior to the Company’s initial public offering (“IPO”) in August 2000, the Company recorded a deferred stock-based compensation charge on its balance sheet of $54,537,000 in 2000, which is being amortized over the four-year vesting life of these individual stock options net of the reversal of any previously recorded accelerated stock-based compensation expense due to the forfeitures of those stock options prior to vesting. As of March 31, 2003, there was $1,844,000 of deferred stock-based compensation remaining to be amortized, primarily related to these pre-IPO employee stock options. The Company expects stock-based compensation expense to impact its results of operations through 2004.

The following table presents, by operating expense, the Company’s amortization of stock-based compensation expense (in thousands):

	Three months ended March 31,
	2003	2002
Cost of revenues	$40	$91
Sales and marketing	113	433
General and administrative	805	2,057

	$958	$2,581

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of SFAS No. 123”. The following table presents what the net loss and net loss per share would have been had the Company adopted SFAS No. 123 (in thousands, except per share data):

	Three months ended March 31,
	2003	2002
Net loss as reported	$(25,553)	$(13,694)
Stock-based compensation expense included in net loss	958	2,581
Stock-based compensation expense if SFAS No. 123 had been adopted	(3,425)	(4,265)

Pro forma net loss	$(28,020)	$(15,378)

Basic and diluted net loss per share:
As reported	$(3.00)	$(5.16)
Pro forma	(3.29)	(5.79)

The Company’s fair value calculations for employee grants were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2003	2002
Dividend yield	0%	0%
Expected volatility	135%	135%
Risk-free interest rate	3.75%	3.75%
Expected life (in years)	3.50	3.50

The Company’s fair value calculations for employee’s stock purchase rights under the employee stock purchase plan were made using the Black-Scholes option pricing model with weighted average assumptions consistent with those used for employee grants as indicated above; however, the assumption for expected life (in years) used for the employee stock purchase plan was 2 years for all periods presented.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Step 1 — The Company compares the fair value of its reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, the Company moves on to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2 — The Company performs an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. The Company then compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

During the quarter ended March 31, 2003, the Company recorded an adjustment to increase goodwill acquired in the i-STT Acquisition by $650,000 as a result of recording a liability related to the wind-down of the joint venture in Thailand, i-STT Nation Limited (see Note 2).

Other identifiable intangible assets, comprised of customer contracts and tradename, are carried at cost, less accumulated amortization. No amortization was recognized in fiscal 2002 as the Combination was consummated on December 31, 2002. Beginning in fiscal 2003, the Company has started to amortize these other identifiable intangibles on a straight-line basis over their estimated useful lives, which are two years for customer contracts and one year for tradename. For the three months ended March 31, 2003, the Company recorded $525,000 of amortization expense related to these intangible assets.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company accounted for the i-STT Acquisition using the purchase method. The preliminary purchase price, including direct merger costs, have been allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Included in the net liabilities assumed, is an accrual of $400,000 representing the estimated costs to exit from an undeveloped IBX hub leasehold interest in Shanghai, China. The Company expects to exit this lease in 2003. During the quarter ended March 31, 2003, the Company recorded an adjustment to increase the goodwill acquired in the i-STT Acquisition by $650,000 as a result of the decision to wind-down the joint venture in Thailand, i-STT Nation Limited. The Company estimates that its share of the costs to shut down the joint venture will not exceed $650,000. The Company expects to fund the costs of wind-down in 2003. While the Company does not expect there will be any additional changes to the Company’s preliminary purchase price due to any unknown contingent liabilities or purchase price adjustments, any subsequent adjustment to the purchase price would result in a further change to the amount of goodwill carried on the balance sheet.

Acquisition of Pihana

On December 31, 2002, a wholly-owned subsidiary of the Company merged with and into Pihana (the “Pihana Acquisiton”). Pihana is a similar business to that of Equinix with IBX hub operations in Singapore; Tokyo, Japan; Sydney, Australia; Hong Kong, China, as well as Los Angeles and Honolulu in the U.S. The entire purchase price of $28,376,000 was comprised of (i) 2,416,379 shares of the Company’s common stock, with a total value of $25,517,000, (ii) total cash consideration and direct transaction costs of $2,683,000 and (iii) the value of Pihana shareholder warrants assumed in the Pihana Acquisition of $176,000 (the “Pihana Shareholder Warrants”).

The Company accounted for the Pihana Acquisition using the purchase method. The preliminary purchase price, including direct merger costs, have been allocated to assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Included in the net liabilities assumed are total restructuring charges of $9,470,000, which relate primarily to the exit of the undeveloped portion of the Pihana Los Angeles IBX hub leasehold, severance related to an approximate 30% reduction in workforce, including several officers of Pihana and some transaction-related professional fees. A substantial portion of these costs were paid in January 2003 (see below). Prior to December 31, 2002, Pihana sold their Korean IBX hub operations, which was excluded from the Pihana Acquisition, terminated or amended several operating leaseholds and recorded a substantial impairment charge against the value of their property and equipment assumed in the Pihana Acquisition. Any subsequent adjustment to the purchase price would result in a change to the amount of property and equipment assumed in the Pihana Acquisition.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquired Restructuring Accruals

As a result of the Combination, the Company acquired several accruals related to restructuring activities from both i-STT and Pihana, which were commenced in 2002, but will not be completed until 2003. A summary of the movement in these acquired restructuring accruals from December 31, 2002 to March 31, 2003 is outlined as follows (in thousands) (unaudited):

	Acquired restructuring accruals as of December 31, 2002	Purchase price adjustments	Cash payments	Acquired restructuring accruals as of March 31, 2003
Workforce reduction and relocation	$5,712	$—	$(3,951)	$1,761
Lease exit and office shutdown costs	1,735	—	(1,063)	672
Other professional fees	2,423	—	(2,240)	183
Thailand joint venture accrual	—	650	—	650

	$9,870	$650	$(7,254)	$3,266

During the three months ended March 31, 2003, the Company recorded a liability of $650,000 as a result of the decision to wind-down the joint venture in Thailand, i-STT Nation Limited, which was recorded as an adjustment to the goodwill acquired in the i-STT Acquisition. The Company estimates that its share of the costs to shut down the joint venture will not exceed $650,000. The Company expects to fund the costs of wind-down in 2003.

A significant portion of the above remaining activities will be completed and paid during the second and third quarters of 2003.

Preliminary Unaudited Pro Forma Consolidated Combined Results

The operating results of i-STT and Pihana were included in the Company’s consolidated statements of operations and cash flows commencing on December 31, 2002. The following preliminary unaudited pro forma financial information presents the consolidated results of the Company as if the i-STT Acquisition and Pihana Acquisition had occurred as of January 1, 2002, and includes adjustments to exclude the Korean operations not acquired in the Pihana Acquisition. This preliminary pro forma financial information does not necessarily reflect the results of operations as they would have been if the Company had acquired these entities as of January 1, 2002. Preliminary unaudited pro forma consolidated results of operations for the three months ended March 31, 2002 are as follows (in thousands, except per share data):

Revenues	$ 23,179
Net loss	(23,688)
Basic and diluted net loss per share	(3.85)

3. Related Party Transactions

As a result of the Combination, the Company acquired operations in Asia-Pacific. The majority of the Company’s Asia-Pacific revenues are generated in Singapore and a significant portion of the business in Singapore is transacted with entities affiliated with STT Communications, which is the Company’s single largest stockholder. For the three months ended March 31, 2003, revenues recognized with entities affiliated with STT Communications were $1,540,000 and as of March 31, 2003, accounts receivable with entities affiliated with STT Communications was $1,131,000. For the three months ended March 31, 2003, costs and services procured with entities affiliated with STT Communications were $121,000 and as of March 31, 2003, accounts payable with entities affiliated with STT Communications was $534,000.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Accounts Receivable

Accounts receivables, net, consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
	(unaudited)
Accounts receivable	$17,960	$16,017
Unearned revenue	(6,758)	(6,468)
Allowance for doubtful accounts	(527)	(397)

	$10,675	$9,152

Unearned revenue consists of pre-billing for services that have not yet been provided, but which have been billed to customers ahead of time in accordance with the terms of their contract. Accordingly, the Company invoices its customers at the end of a calendar month for services to be provided the following month.

5. Restricted Cash

In December 2002, the Company funded a Senior Note interest payment due on December 1, 2002 to the trustee of the Senior Notes, totaling $1,981,000, with cash that was classified as current restricted cash on the accompanying balance sheet as of December 31, 2002. In January 2003, the trustee of the Senior Notes released this restricted cash to the holders of the Senior Notes.

6. Prepaids and Other Current Assets

Prepaids and other current assets consist of the following (in thousands):

	March 31, 2003	December 31, 2002
	(unaudited)
Prepaid rent	$4,455	$4,913
Prepaid insurance	853	1,507
Prepaid other	687	1,142
Taxes receivable	2,289	2,391
Other current assets	324	1,193

	$8,608	$11,146

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
	(unaudited)
Leasehold improvements	$380,503	$384,334
IBX plant and machinery	61,629	61,761
Computer equipment and software	17,610	17,580
IBX equipment	33,822	33,677
Furniture and fixtures	1,875	2,522

	495,439	499,716
Less accumulated depreciation	(121,503)	(109,826)

	$373,936	$390,048

Leasehold improvements, certain computer equipment, software and furniture and fixtures recorded under capital leases aggregated $5,627,000 and $5,779,000 at March 31, 2003 and December 31, 2002, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense.

Included within leasehold improvements is the value attributed to the earned portion of several warrants issued to certain fiber carriers and our contractor totaling $9,883,000 at both March 31, 2003 and December 31, 2002. Amortization of such warrants is included in depreciation expense.

During the quarter ended March 31, 2003, the Company moved into its new corporate headquarter office in Foster City, California, from Mountain View, California, and as a result, disposed of approximately $4,569,000 of fully depreciated property and equipment, primarily leasehold improvements and furniture and fixtures.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
	(unaudited)
Accounts payable	$5,025	$7,243
Accrued merger and financing costs	720	4,488
Accrued compensation and benefits	2,042	2,548
Accrued taxes	1,020	690
Accrued utility and security	1,532	771
Accrued professional fees	1,159	1,046
Accrued property and equipment	295	1,304
Accrued rent and lease operating expenses	947	691
Accrued repairs and maintenance	497	528
Accrued other	700	1,038

	$13,937	$20,347

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Debt Facilities

Wells Fargo Loan

In January 2003, the Company entered into a settlement agreement with Wells Fargo in connection with a lawsuit related to the Wells Fargo Loan (the “Wells Fargo Settlement”). In compliance with the terms of the Wells Fargo Settlement, in February 2003, the Company paid Wells Fargo $1,703,000 in full satisfaction of all amounts owed to Wells Fargo, including the $1,631,000 in principal recorded within the current portion of debt facilities and capital lease obligations on the Company’s accompanying balance sheet as of December 31, 2002. As part of the Wells Fargo Settlement, the lawsuit has been dismissed and the Wells Fargo Loan terminated.

Maturities

Combined aggregate maturities for the Company’s various debt facilities and capital lease obligations, Credit Facility, Senior Notes and Convertible Secured Note as of March 31, 2003 are as follows (in thousands) (unaudited):

	Debt facilities & capital lease obligations	Credit facility	Senior notes	Convertible secured note	Total
2003	$3,334	$1,981	$—	$—	$5,315
2004	3,019	6,981	—	—	10,000
2005	729	82,548	—	—	83,277
2006	—	—	—	—	—
2007	—	—	30,475	30,000	60,475

	7,082	91,510	30,475	30,000	159,067
Less amount representing unamortized discount	(277)	—	(1,489)	(4,398)	(6,164)

	6,805	91,510	28,986	25,602	152,903
Less current portion	(4,133)	(1,981)	—	—	(6,114)

	$2,672	$89,529	$28,986	$25,602	$149,461

10. Stockholders’ Equity

On January 1, 2003, pursuant to the provisions of the Company’s stock plans, the number of common shares in reserve automatically increased by 506,921 shares for the 2000 Equity Incentive Plan, 168,974 shares for the Employee Stock Purchase Plan and 50,000 shares for the 2000 Director Stock Option Plan.

In March 2003, the Board of Directors granted options to all employees as part of an annual grant to all employees, including all officers of the Company, to purchase 2,663,600 shares of common stock at a weighted average exercise price of $3.25 per share under the Plans.

11. Commitments and Contingencies

Operating Lease Commitments

In February 2003, the Company entered into a new corporate headquarter lease in Foster City, California, which commenced March 2003 and ends in March 2008 and prepaid rent through December 31, 2003. In March 2003, the Company terminated its Mountain View, California, corporate headquarter lease and moved its corporate headquarters to the new office facility in Foster City.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingent Liabilities

During the quarter ended September 30, 2001, putative shareholder class action lawsuits were filed against the Company, certain of its officers and directors, and several investment banks that were underwriters of the Company’s initial public offering. The suits allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. The Company and its officers and directors intend to defend the action vigorously. On October 9, 2002, as part of an agreement with the plaintiffs in such lawsuits, all claims against the Company’s officers and directors were dismissed without prejudice. The Company believes that more than one hundred other companies have been named in nearly identical lawsuits that have been filed by some of the same plaintiffs’ law firms. The Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows, although there can be no assurance as to the outcome of such litigation. Furthermore, no range of loss can be estimated at this time.

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

As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. These indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003.

The Company enters into arrangements with its business partners, whereby the business partner agrees to provide services as a subcontractor for the Company’s implementations. The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage, of its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. These arrangements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003.

The Company has service level commitment obligations to certain of its customers. As a result, service interruptions or significant equipment damage in the Company’s IBX hubs, whether or not within our control, could result in service level commitments to these customers. The Company’s liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet the Company’s service level commitment obligations, particularly in the early stage of the Company’s development, could reduce the confidence of the Company’s customers and could consequently impair the Company’s ability to obtain and retain customers, which would adversely affect both the Company’s ability to generate revenues and the Company’s operating results. Historically, these service level credits have not been significant. These arrangements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no significant liabilities for these agreements as of March 31, 2003.

Under the terms of the Combination Agreement, the Company is contractually obligated to use the Company’s reasonable best efforts to obtain the release of STT Communications from a bank guarantee associated with i-STT’s unconsolidated Thailand joint venture, i-STT Nation Limited. Such efforts may include i-STT assuming such guarantee if it is commercially reasonable to do so. This guarantee is for 60% of a Thai baht 260,000,000 bank loan (approximately $6,058,000 as translated using effective exchange rates at March 31, 2003), of which Thai baht 58,300,000 is currently outstanding as of March 31, 2003 (approximately $1,358,000 as translated using effective exchange rates at March 31, 2003). Currently, neither the Company nor i-STT have assumed any portion of this guarantee. In addition, this arrangement was grandfathered under the provisions of FIN 45 as it was in effect prior to December 31, 2002.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the terms of the Combination Agreement (see Note 2), the Company is contractually obligated to use commercially reasonable efforts to ensure that at all times from and after the closing of the Combination, until such time as neither STT Communications nor its affiliates hold the Company’s capital stock or debt securities (or the capital stock received upon conversion of the debt securities) received by STT Communications in connection with the Combination, that none of the Company’s capital stock issued to STT Communications is constituted as “United States real property interests” within the meaning of Section 897(c) of the Internal Revenue Code of 1986. Under Section 897(c) of the Code, the Company’s capital stock issued to STT Communications would generally constitute “United States real property interests” at such point in time that the fair market value of the “United States real property interests” owned by the Company equals or exceeds 50% of the sum of the aggregate fair market values of (a) the Company’s “United States real property interests,” (b) the Company’s interests in real property located outside the U.S., and (c) any other assets held by the Company which are used or held for use in the Company’s trade or business. The Company refers to this provision in the Combination Agreement as the FIRPTA covenant. Pursuant to the FIRPTA covenant, the Company may be forced to take commercially reasonable proactive steps to ensure the Company’s compliance with the FIRPTA covenant, including, but not limited to, (a) a sale-leaseback transaction with respect to all real property interests, or (b) the formation of a holding company organized under the laws of the Republic of Singapore which would issue shares of its capital stock in exchange for all of the Company’s outstanding stock (this reorganization would require the submission of that transaction to the Company’s stockholders for their approval and the consummation of that exchange). Currently, the Company is in compliance with the FIRPTA covenant. This arrangement was grandfathered under the provisions of FIN 45 as it was in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded related to non-compliance with the FIRPTA covenant as of March 31, 2003.

When as part of an acquisition the Company acquires all of the stock or all of the assets and liabilities of a company, we assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these liabilities as of March 31, 2003.

12. Comprehensive Loss

The components of comprehensive loss are as follows (in thousands) (unaudited):

	Three months ended March 31,
	2003	2002
Net loss	$(25,553)	$(13,694)
Unrealized loss on available for sale securities	—	(29)
Foreign currency translation loss	(646)	(74)

Comprehensive loss	$(26,199)	$(13,797)

There were no significant tax effects on comprehensive loss for the three months ended March 31, 2003 and 2002.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Due to the Combination (see Note 2), the Company acquired operations in Asia-Pacific effective December 31, 2002. As a result, the Company’s consolidated balance sheet as of March 31, 2003, includes certain assets based in Asia-Pacific. In addition, commencing in fiscal 2003, the Company’s consolidated statement of operations includes revenues and expenses from Asia-Pacific. In September 2001, the Company recorded a restructuring charge, primarily related to the Company’s revised European strategy, and as a result, wrote-off all of the Company’s European long-lived assets and began the process of winding down its development stage European operations.

The Company’s geographic statement of operations disclosures are as follows (in thousands) (unaudited):

	Three months ended March 31,
	2003	2002
Total revenues:
United States	$21,280	$20,158
Asia-Pacific	4,155	—

	$25,435	$20,158

Total income (loss) from operations:
United States	$(16,604)	$(16,508)
Asia-Pacific	(4,207)	—
Europe	—	329

	$(20,811)	$(16,179)

The Company’s long-lived assets are located in the following geographic areas (in thousands) (unaudited)

	March 31, 2003	December 31, 2002
United States	$374,343	$389,367
Asia-Pacific	36,882	39,139

	$411,225	$428,506

Revenue from one customer accounted for 17% of the Company’s revenues for the three months ended March 31, 2003. Revenues from two customers accounted for 20% and 10%, respectively, of the Company’s revenues for the three months ended March 31, 2002. No other single customer accounted for more than 10% of the Company’s revenues for the three months ended March 31, 2003 and 2002. Accounts receivables from one customer accounted for 18% of the Company’s gross accounts receivables as of March 31, 2003. Accounts receivables from two customers accounted for 13% and 10%, respectively, of the Company’s gross accounts receivables as of March 31, 2002. No other single customer accounted for more than 10% of the Company’s gross accounts receivables as of March 31, 2003 and 2002.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Restructuring Charges

2001 Restructuring Charge

In September 2001, the Company recorded a restructuring charge primarily related to the Company’s revised European strategy, as well as to exit several U.S. operating leaseholds. The European restructuring activity was largely completed during 2002. The Company continues to work on exiting from one remaining U.S. leasehold. A summary of the movement in the 2001 restructuring charge accrual from December 31, 2002 to March 31, 2003 is outlined as follows (in thousands) (unaudited):

	Accrued restructuring charge as of December 31, 2002	Non-cash charges	Cash payments	Accrued restructuring charge as of March 31, 2003
U.S. lease exit costs	$810	$—	$(202)	$608

	$810	$—	$(202)	$608

2002 Restructuring Charges

During 2002, the Company recorded restructuring charges to reflect, among other things, the Company’s ongoing efforts to exit or amend several unnecessary U.S. IBX expansion and headquarter office space operating leaseholds, to complete the Company’s European exit activities and for reductions in workforce of less than 10% in total employee headcount relating primarily to headquarter positions. The Company continues to work on an exit plan for the excess U.S. operating leases and expects to complete the exit of the U.S. operating leases within the next twelve months. Should it take longer to negotiate the exit of the remaining U.S. leases or the lease settlement amounts exceed the amounts estimated by management, the actual U.S. lease exit costs could exceed the amount estimated and additional restructuring charges may be required. The reductions in workforce were substantially completed in January 2003.

The reductions in workforce undertaken in the second and fourth quarters of 2002, which represented a less than 10% reduction in workforce primarily in the Company’s headquarter functions, resulted in approximately $2.8 million of annual savings.

A summary of the movement in the 2002 restructuring charges accrual from December 31, 2002 to March 31, 2003 is outlined as follows (in thousands) (unaudited):

	Accrued restructuring charge as of December 31, 2002	Non-cash charges	Cash payments	Accrued restructuring charge as of March 31, 2003
Additional lease exit costs	$392	$—	$(7)	$385
Workforce reductions	456	—	(456)	—

	$848	$—	$(463)	$385

Acquired Restructuring Accruals

As a result of the Combination, the Company acquired several accruals related to restructuring activities from both i-STT and Pihana, which were commenced in 2002, but will not be completed until 2003. As of March 31, 2003, a total of $3,266,000 remains accrued for these restructuring activities (see Note 2).

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted the provisions of SFAS 146 during the first quarter of 2003. The adoption of this statement has not had a material impact on the Company’s results of operations, financial position or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to recognize a liability for obligations it has undertaken in relation to the issuance of a guarantee in addition to providing additional disclosures on such guarantees. The liability would be recorded at fair value on the date the guarantee is issued. The disclosure requirements of FIN 45 are effective for the interim and annual periods ending after December 15, 2002. The recognition and measurement provisions of FIN 45 are effective after December 31, 2002. As of December 31, 2002, the Company adopted the disclosure requirements of FIN 45. The adoption of this statement has not had a material impact on the Company’s results of operations, financial position or cash flows.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123” (“SFAS 148”). SFAS 148 encourages the adoption of the accounting provisions of SFAS 123 and requires additional disclosure, including in interim financial statements, for all companies regardless of whether or not they adopt the accounting provisions of SFAS 123. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002 and have been reflected in this report on Form 10-Q.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe the adoption of SFAS No. 149 will have a material impact on its results of operations and consolidated financial statements.

16. Subsequent Events

In April 2003, the Company and certain of its subsidiaries, along with STT Communications and its affiliate, entered into a Securities Purchase and Admission Agreement with various entities affiliated with Crosslink Capital (“Crosslink”) for a $10,000,000 investment in the Company by Crosslink in the form of convertible secured notes (the “Crosslink Convertible Secured Notes”), convertible into shares of the Company’s common stock, with detachable warrants for the further issuance of 500,000 shares of common stock (the “Crosslink Convertible Secured Note Warrants”) (collectively, the “Crosslink Financing”). The Crosslink Convertible Secured Notes will bear non-cash interest at a rate of 10% per annum, commencing on the second anniversary of the closing of the Crosslink Financing, payable semi-annually in arrears on May 1 and November 1, and will have an initial term through November 2007. Interest on the Crosslink Convertible Secured Notes will be payable in kind in the form of additional convertible secured notes having a principal amount equal to the amount of interest then due having terms which are similar to the terms of the Crosslink Convertible Secured Notes (the “Crosslink PIK Notes”).

The Crosslink Convertible Secured Notes will share with the Company’s Convertible Secured Note issued on December 31, 2002, in connection with the Financing, a second priority security interest in all of the collateral securing the Company’s obligations under the Credit Facility, which excludes the i-STT assets and Pihana’s Singapore assets that the Company acquired in the Combination (see Note 2). The Crosslink Convertible Secured Notes will be guaranteed by all of the Company’s existing subsidiaries and by all of the Company’s future domestic subsidiaries.

The Crosslink Convertible Secured Notes will be convertible into shares of the Company’s common stock at a price of $4.00 per underlying share at any time at the option of the holders. The Crosslink PIK Notes will be convertible into shares of the Company’s common stock at a price of $4.84 per underlying share at any time at the option of the holders. Such conversion prices will be adjusted to mitigate or prevent dilution if fundamental changes occur to the Company’s common stock, dividends are declared on the Company’s common stock or the Company issues, or contracts to issue, shares of the Company’s common stock at a price per share below $4.84 per share. Following the second anniversary of the closing of the Crosslink Financing, 100% of the Crosslink Convertible Secured Notes will automatically convert if:

•	the average closing price of the Company’s common stock exceeds $15.66 for thirty consecutive trading days;

•	the average daily trading volume of the Company’s common stock during that thirty day trading window exceeds 17,188; and

•	the Company has not received an election not to convert the Crosslink Convertible Secured Notes within five days of receiving notice from the Company that the closing price and volume requirements discussed above have been met.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If Crosslink elects not to convert the Crosslink Convertible Secured Notes within such five-day period, the Crosslink Convertible Secured Notes and any Crosslink PIK Notes will no longer be convertible into shares of the Company’s common stock. The Company must offer to purchase the Crosslink Convertible Secured Notes and any outstanding Crosslink PIK Notes together with any accrued and unpaid interest if the Company experiences a change of control, as defined. Furthermore, the Company will issue to Crosslink, Change in Control Warrants and Cash Trigger Warrants similar to those issued to STT Communications in connection with the Financing.

The Crosslink Financing, which is subject to stockholder approval because of the convertible nature of the Crosslink Convertible Secured Notes into shares of the Company’s common stock, is expected to close in June 2003.

To the extent the Company completes the Crosslink Financing, the Convertible Secured Note issued in connection with the Financing on December 31, 2002, would be adjusted pursuant to anti-dilution provisions contained in the Financing documents. As a result, shares reserved for the conversion of the Convertible Secured Note would increase from 2,785,205 to 3,268,734.

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

Overview

Equinix designs, builds and operates IBX hubs where Internet businesses place their equipment and their network facilities in order to interconnect with each other to improve Internet performance. Our IBX hubs and Internet exchange services enable network service providers, enterprises, content providers, managed service providers and other Internet infrastructure companies to directly connect with each other for increased performance. As of March 31, 2003, we had IBX hubs totaling an aggregate of more than one million gross square feet in the Washington, D.C., New York, Dallas, Chicago, Los Angeles, Honolulu and Silicon Valley area in the United States and Singapore, Tokyo, Hong Kong and Sydney in the Asia-Pacific region.

Recent Developments. In October 2002, we entered into agreements to consummate a series of related acquisition and financing transactions. These transactions closed on December 31, 2002. Under the terms of these agreements, we combined our business with two similar businesses, that of i-STT Pte Ltd (“i-STT”) and Pihana Pacific, Inc. (“Pihana”). i-STT’s business is based in Singapore, with operations in Singapore and a joint venture in Thailand. Pihana’s business is based in Hawaii, with operations in Hawaii; Los Angeles; Hong Kong; Singapore; Tokyo, Japan and Sydney, Australia. In connection with the acquisition of i-STT and Pihana, we issued approximately 3.5 million shares of our common stock and approximately 1.9 million shares of our Series A preferred stock. We refer to this transaction as the “combination”. In conjunction with the combination, we issued to i-STT’s former parent company, STT Communications Ltd. (“STT Communications”), a $30.0 million convertible secured note in exchange for cash. We refer to this transaction as the “financing”.

In April 2003, Equinix and certain of our subsidiaries and STT Communications entered into agreements with various entities affiliated with Crosslink Capital for a $10.0 million cash investment in Equinix in the form of additional convertible secured notes. We refer to this proposed transaction as the “Crosslink financing”. The Crosslink financing, which is subject to stockholder approval because of the convertible nature of the convertible secured notes into shares of our common stock, is expected to close in June 2003.

As of March 31, 2003, we had $21.0 million of cash and cash equivalents. We believe that this cash, the anticipated cash flow generated from operations during the second half of 2003 and 2004 and projected cost-savings in connection with the combination, will be sufficient to meet our working capital, debt service and corporate overhead requirements associated with our operations for the next twelve months.

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

Furthermore, in conjunction with the combination, financing and senior note exchange, we amended our credit facility, and on December 31, 2002, we completed a 32 for 1 reverse stock split of our common stock in order to comply with Nasdaq initial listing requirements. Unless otherwise noted, all share and per share amounts in this Quarterly Report on Form 10-Q have been adjusted to give effect to the reverse stock split.

Risks and Uncertainties. Since inception, we have experienced operating losses and negative cash flow. As of March 31, 2003 we had an accumulated deficit of $377.2 million and accumulated cash used in operating and construction activities of $711.4 million. Given our limited operating history, we may not generate sufficient revenue to achieve desired profitability. We therefore believe that we will continue to experience operating losses for the foreseeable future, particularly from our newly-acquired operations in the Asia-Pacific region. See “Other Factors Affecting Operating Results”.

Under the terms of the amended credit facility, we must meet certain financial and non-financial covenants. While these covenants were reset in December 2002 and are consistent with our expected future performance as a combined company, if we do not achieve the intended growth required or are unable to reduce costs to a level to comply with these covenants, we may be required to repay the $91.5 million currently outstanding under this facility. Since we do not have sufficient cash reserves to pay this if an event of default occurs, we may be required to renegotiate with the debt issuers for forbearance, make other financial arrangements or take other actions in order to pay down the loan. There can be no assurance that such revised covenants will be met, or that we will be able to obtain a forbearance or that replacement financing will be available. In addition, a default in the credit facility will trigger cross-default provisions in our other debt facilities. If the cash flows from operations are not sufficient to support our cash requirements, cost reductions implemented as a result of this could adversely affect the business and our ability to achieve our business objectives.

Critical Accounting Policies and Estimates

Equinix’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for Equinix include revenue recognition and allowance for doubtful accounts, accounting for income taxes, contingent liabilities, accounting for property and equipment, impairment of long-lived assets and consolidation, which are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in the Company’s 2002 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2003 and 2002

Revenues. Our revenues for the three months ended March 31, 2003 and 2002 were comprised of the following:

	Three months ended March 31,
	2003	%	2002	%
Recurring revenues:
Pre-combination Equinix recurring revenues	$19,319	76%	$16,581	82%
i-STT/Pihana recurring revenues	4,784	19%	—	0%

	24,103	95%	16,581	82%

Non-recurring revenues:
Pre-combination Equinix non-recurring revenues	976	4%	3,577	18%
i-STT/Pihana non-recurring revenues	356	1%	—	0%

	1,332	5%	3,577	18%

Total revenues	$25,435	100%	$20,158	100%

Our revenues for the three months ended March 31, 2003 and 2002 were geographically comprised of the following:

	Three months ended March 31,
	2003	%	2002	%
U.S. revenues	$21,280	84%	$20,158	100%
Asia-Pacific revenues	4,155	16%	—	0%

Total revenues	$25,435	100%	$20,158	100%

We recognized revenues of $25.4 million for the three months ended March 31, 2003, as compared to revenues of $20.2 million for the three months ended March 31, 2002. Included in revenues for the three months ended March 31, 2003, are the results of the two companies that we acquired on December 31, 2002, i-STT and Pihana, totaling $5.1 million. Excluding the results of the acquired companies, we recognized revenues of $20.3 million for the three months ended March 31, 2003, as compared to revenues of $20.2 million for the three months ended March 31, 2002. We refer to these revenues as “pre-combination Equinix revenues”.

Pre-Combination Equinix Revenues. Pre-combination Equinix revenues consisted of recurring revenues of $19.3 million and $16.6 million, respectively, for the three months ended March 31, 2003 and 2002, a 17% increase. Recurring revenues consist primarily of colocation services, such as the leasing of cabinet space and power, plus interconnection and managed infrastructure services. The period over period growth in pre-combination recurring revenues was primarily the result of an increase in orders from existing customers and growth in our customer base from 232 customers as of March 31, 2002 to 326 pre-combination Equinix customers as of March 31, 2003. The growth in our customer base was partially offset by a number of our larger customers reducing the size of their contractual commitments to us. We refer to this effort as the “right-sizing” of our larger customer contracts. During the fourth quarter of 2001 and throughout 2002, we proactively worked with certain of our larger customers to right-size their contractual commitments to help them better react to a slowdown in customer demand as a result of weaker economic conditions. Although these right-sizing efforts often result in a reduction in the number of cabinets these customers are obligated to pay for, many of these right-sizing efforts have resulted in the customer extending the term for the remaining cabinets. As a result, although the short-term recurring revenues from such customers are reduced, the overall contract value at times remains intact and the relationship with the customer is preserved, if not improved. As of December 31, 2002, we had successfully completed the right-sizing of most of our customers that had more than 100 cabinets booked, a booking level that represents our larger customers. These right-sizing efforts have, over the past several quarters, been netted out against our new customer cabinet bookings, limiting our overall revenue growth during the past five quarters ended December 31, 2002. We expect our pre-combination Equinix IBX hub recurring revenues to continue to grow and remain our most significant source of revenue for the foreseeable future.

In addition, pre-combination Equinix revenues consisted of non-recurring revenues of $976,000 and $3.6 million, respectively, for the three months ended March 31, 2003 and 2002. Non-recurring revenues are primarily related to the recognized portion of deferred installation revenue, custom service revenues, equipment resale revenue and settlement fees associated with certain contract terminations. The period over period decrease in pre-combination Equinix non-recurring revenues was primarily the result of $1.5 million in settlement fees received during the three months ended March 31, 2002 as a result of the “right-sizing” efforts discussed above and $1.6 million of equipment resale revenue in the same period. There were no significant settlement fees received nor any equipment resale transactions during the three months ended March 31, 2003. In February and March 2002, we entered into equipment reseller agreements with two related party companies and sold $1.6 million of equipment during the three months ended March 31, 2002. Due to the low margins involved in reselling equipment, we are no longer actively pursuing equipment resale transactions, and as a result, we do not anticipate significant equipment resale revenues in the future. Installation and service fees are recognized ratably over the term of the contract. Custom service revenues are recognized upon completion of the services. Settlement fees are recognized upon contract termination. Excluding any settlement fees that we may recognize in the future, we expect our pre-combination Equinix non-recurring revenues to decrease as a percent of our recurring revenues in the foreseeable future.

i-STT/Pihana Revenues. As a result of the combination that closed on December 31, 2002, we recognized $4.2 million of revenues in Asia-Pacific and $985,000 from the two U.S. IBX hubs that we acquired from Pihana in Los Angeles and Honolulu during the three months ended March 31, 2003. Prior to the combination we generated no revenues from outside of the United States. i-STT/Pihana revenues consisted of recurring revenues of $4.8 million, primarily from colocation and managed infrastructure services, and non-recurring revenues of $356,000 for the three months ended March 31, 2003. i-STT/Pihana revenues are generated from Singapore, Tokyo, Hong Kong and Sydney in Asia-Pacific and Los Angeles and Honolulu in the U.S. Our acquired revenues streams are similar to the revenue streams that we generate from our pre-combination Equinix IBX hubs; however, our Singapore IBX hub has additional managed infrastructure service revenue streams, such as mail service and managed platform solutions, which we do not currently offer in any other IBX hub location.

Cost of Revenues. Cost of revenues increased to $30.6 million for the three months ended March 31, 2003 from $25.4 million for the three months ended March 31, 2002. Included in cost of revenues for the three months ended March 31, 2003 were the cost of revenues of the two companies that we acquired on December 31, 2002, i-STT and Pihana, totaling $6,171,000. Excluding the cost of revenues of the acquired companies, our cost of revenues were $24.4 million for the three months ended March 31, 2003 as compared to cost of revenues of $25.4 million for the three months ended March 31, 2002. We refer to these costs of revenues as “pre-combination Equinix cost of revenues”.

Pre-Combination Equinix Cost of Revenues. Pre-combination Equinix cost of revenues included $12.2 million and $10.9 million, respectively, of depreciation expense and $40,000 and $91,000, respectively, of stock-based compensation expense for the three months ended March 31, 2003 and 2002. In addition to depreciation and stock-based compensation, cost of revenues consists primarily of rental payments for our leased IBX hubs, site employees’ salaries and benefits, utility costs, power and redundancy system engineering support services and related costs and security services, which we refer to as our cash cost of revenues. Furthermore, pre-combination Equinix cash cost of revenues included $1.5 million of costs associated with equipment resale revenue for the three months ended March 31, 2002, which did not recur in the current period. Excluding depreciation, stock-based compensation and the costs of equipment resales, pre-combination Equinix cash cost of revenues decreased period over period to $12.2 million for the three months ended March 31, 2003 from $12.9 million for the three months ended March 31, 2002, a 5% decrease. This decrease is primarily the result of (a) reduced costs associated with the San Jose ground lease of $1.1 million as a result of the option that we exercised in September 2002 to return approximately one-half of the land commencing in October 2002 and (b) an overall reduction in spending due to cost containment efforts. These savings were partially offset by higher costs associated with our New York metropolitan area IBX hub, which opened during the first quarter of 2002 and did not incur a full quarter of costs during that period. We anticipate that the costs associated with the continued increase in occupancy of our pre-combination Equinix IBX hubs and the additional costs associated with some of our new services, such as bandwidth, will continue to increase our cash cost of revenues in the foreseeable future, although as a percent of revenues, we anticipate a decline in our cash cost of revenues until such time as we reach certain pre-determined levels of profitability. The period over period growth in pre-combination Equinix depreciation expense was primarily the result of a full quarter of depreciation incurred for the three months ended March 31, 2003 for our New York metropolitan area IBX hub, which opened during the first quarter of 2002 resulting in an increase of $1.3 million.

i-STT/Pihana Cost of Revenues. As a result of the combination that closed on December 31, 2002, we incurred an additional $6.2 million in cost of revenues from the Asia-Pacific IBX hub operations and the two U.S. IBX hubs in Los Angeles and Honolulu acquired from Pihana during the three months ended March 31, 2003, which is our first quarter of combined results. Included in this number is $1.4 million of depreciation expense, primarily from Asia-Pacific. Excluding depreciation expense, our acquired cash cost of revenues totaled $4.8 million for Asia-Pacific and for the two acquired U.S. IBX hubs. Our acquired cash cost of revenues consist of the same type of cash costs that we incur in our pre-combination Equinix IBX hub operations, namely rental payments for our leased IBX hubs, site employees’ salaries and benefits, utility costs, power and redundancy system engineering support services and related costs and security services. Our Asia-Pacific cash costs of revenues are generated in Singapore, Tokyo, Hong Kong and Sydney. There are several managed IT infrastructure service revenue streams unique to our Singapore IBX hub, such as mail service and managed platform solutions, that are more labor intensive than our service offerings in the United States. As a result, our Singapore IBX hub has a greater number of employees than any of our other IBX hubs, and therefore, a greater labor cost relative to our other IBX hubs in the United States or other Asia-Pacific locations. We anticipate that our acquired cash cost of revenues will remain relatively flat for the foreseeable future or experience moderate growth in relation to any revenue growth.

Sales and Marketing. Sales and marketing expenses increased to $4.7 million for the three months ended March 31, 2003 from $4.2 million for the three months ended March 31, 2002. Included in sales and marketing expenses for the three months ended March 31, 2003 were the sales and marketing expenses of the two companies that we acquired on December 31, 2002, i-STT and Pihana, totaling $1,385,000. Excluding the sales and marketing expenses of the acquired companies, our sales and marketing expenses were $3.3 million for the three months ended March 31, 2003 as compared to $4.2 million for the three months ended March 31, 2002. We refer to these sales and marketing expenses as “pre-combination Equinix sales and marketing expenses”.

Pre-Combination Equinix Sales and Marketing Expenses. Included in pre-combination Equinix sales and marketing expenses were $113,000 and $433,000, respectively, of stock-based compensation expense for the three months ended March 31, 2003 and 2002. Excluding stock-based compensation expense, pre-combination Equinix cash sales and marketing expenses decreased to $3.2 million from $3.7 million, a 14% decrease. Cash sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. The period over period decrease in pre-combination Equinix cash sales and marketing expenses is the result of an overall reduction in spending due to cost containment efforts, primarily reduced marketing program spending. We continue to closely monitor our spending in all areas of the Company as a result of the current market conditions. We expect to see a moderate increase in sales and marketing spending in the future, although as a percent of revenues, we anticipate a decline in sales and marketing spending until such time as we reach certain pre-determined levels of profitability.

i-STT/Pihana Sales and Marketing Expenses. As a result of the combination that closed on December 31, 2002, we incurred an additional $1.4 million of sales and marketing expenses, comprised of $860,000 in cash sales and marketing expenses from our Asia-Pacific operations during the three months ended March 31, 2003, and $525,000 of amortization expense. Our Asia-Pacific sales and marketing expenses consist of the same type of cash costs that we incur in our U.S. operations, namely compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. Our Asia-Pacific sales and marketing expenses are generated in Singapore, Tokyo, Hong Kong and Sydney. We expect that our Asia-Pacific cash sales and marketing expenses will increase moderately in the foreseeable future. As a result of the combination that closed on December 31, 2002, we acquired several intangible assets that we amortize, namely the use of a tradename and certain customer contracts in Singapore valued at $300,000 and $3.6 million, respectively. The tradename intangible asset is being amortized over one year and the customer contract intangible asset is being amortized over two years. As a result, we incurred a total of $525,000 of amortization expense during the three months ended March 31, 2003.

General and Administrative. General and administrative expenses increased to $10.9 million for the three months ended March 31, 2003 from $6.7 million for the three months ended March 31, 2002. Included in general and administrative expenses for the three months ended March 31, 2003 were the general and administrative expenses of the two companies that we acquired on December 31, 2002, i-STT and Pihana, totaling $3,521,000. Excluding the general and administrative expenses of the acquired companies, our general and administrative expenses were $7.4 million for the three months ended March 31, 2003 as compared to $6.7 million for the three months ended March 31, 2002. We refer to these general and administrative expenses as “pre-combination Equinix general and administrative expenses”.

Pre-Combination Equinix General and Administrative Expenses. Included in pre-combination Equinix general and administrative expenses were $2.5 million and $1.1 million, respectively, of depreciation expense and $805,000 and $2.1 million, respectively, of stock-based compensation expense for the three months ended March 31, 2003 and 2002. Excluding depreciation and stock-based compensation expense, pre-combination Equinix cash general and administrative expenses increased to $4.1 million from $3.6 million, a 14% increase. Cash general and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses such as our corporate headquarter office lease. Pre-combination Equinix cash general and administrative expenses for the three months ended March 31, 2002, included the elimination of a corporate bonus program, which resulted in savings during the first quarter of 2002 of $990,000. Excluding the effects of this particular item, pre-combination Equinix cash general and administrative expenses decreased period over period by $491,000 or 11%. This period over period decrease in pre-combination Equinix cash general and administrative expenses is the result of an overall reduction in spending due to cost containment efforts, including some staff reductions and reduced corporate discretionary spending. We continue to closely monitor our spending in all areas of the Company as a result of the current market conditions. Commencing in the second quarter of 2003, we expect our pre-combination Equinix cash general and administrative expenses to decrease as a result of cost savings associated primarily with the relocation of the corporate headquarters to Foster City, California. In addition, as a percent of revenues, we anticipate a decline in pre-combination Equinix cash general and administrative spending until such time as we reach certain pre-determined levels of profitability. The period over period growth in pre-combination Equinix depreciation expense was the result of the termination of our previous headquarter lease arrangement in Mountain View, California, in March 2003, resulting in accelerated depreciation during the current period on the related leasehold improvements attributed to this location.

i-STT/Pihana General and Administrative Expenses. As a result of the combination that closed on December 31, 2002, we incurred an additional $3.5 million in general and administrative expenses, comprised of $2.6 million from our newly-acquired Asia-Pacific operations and $947,000 of costs associated with a corporate headquarter office acquired from Pihana on December 31, 2002 located in Honolulu. Our Asia-Pacific general and administrative expenses, which included $156,000 of depreciation expense, consist of the same type of costs that we incur in our U.S. operations, namely salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. Our Asia-Pacific general and administrative expenses are generated in Singapore, Tokyo, Hong Kong and Sydney. Our Asia-Pacific headquarter office is located in Singapore. Most of the corporate overhead support functions that we have in the U.S. also reside in our Singapore office in order to support our Asia-Pacific operations. In addition, we have separate corporate office locations in Tokyo and Hong Kong. We expect that our Asia-Pacific general and administrative expenses will remain relatively flat or experience only moderate growth for the foreseeable future. The acquired general and administrative costs in Honolulu, which totaled $947,000, should end during the third quarter of 2003 as we complete the rationalization of the Pihana office during the second quarter of 2003.

Interest Income. Interest income decreased to $70,000 from $493,000 for the three months ended March 31, 2003 and 2002, respectively. Interest income decreased due to lower cash, cash equivalent and short-term investment balances held in interest-bearing accounts and lower interest rates received on those invested balances.

Interest Expense. Interest expense decreased to $4.8 million from $9.7 million for the three months ended March 31, 2003 and 2002, respectively. The significant decrease in interest expense was primarily attributable to the retirement of $169.5 million of our 13% senior notes during 2002. In addition, we reduced the interest expense attributed to our credit facility due to a reduction in the principal balance outstanding and a reduction in the interest rates. However, these interest expense savings were partially offset by the approximately $1.1 million of non-cash interest expense attributed to the $30.0 million 14% convertible secured note issued on December 31, 2002 as a result of the financing.

Gain on Debt Extinguishment. In February and March 2002, we retired $25.0 million of our 13% senior notes in exchange for approximately 292,000 shares of our common stock. As a result of these transactions, we recognized an $11.7 million net gain on debt extinguishment, after deducting transaction costs, interest waived and allocation of unamortized debt issuance costs and debt discount. We extinguished no debt during the quarter ended March 31, 2003.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital requirements primarily through the issuance of senior notes, the private sale of preferred stock, our initial public offering, our credit facility, which was later amended, our convertible secured note, our combination with i-STT and Pihana and various types of debt facilities and capital lease obligations, for aggregate gross proceeds of approximately $909.2 million. As of March 31, 2003, our total indebtedness from our senior notes, credit facility and other debt facilities and capital lease obligations was $159.1 million, including our $30.0 million convertible secured note issued in December 2002.

As of March 31, 2003, our principal source of liquidity was approximately $21.0 million in cash and cash equivalents. In April 2003, we and certain of our subsidiaries and STT Communications entered into agreements with various entities affiliated with Crosslink Capital for a $10.0 million cash investment in us in the form of additional convertible secured notes. We refer to this proposed transaction as the “Crosslink financing”. The Crosslink financing, which is subject to stockholder approval because of the convertible nature of the convertible secured notes into shares of our common stock, is expected to close in June 2003.

Uses of Cash

Net cash used in our operating activities was $19.6 million and $2.0 million for the three months ended March 31, 2003 and 2002. We used cash primarily to fund our net loss, including cash interest payments on senior notes and our credit facility. In addition, we paid approximately $14.3 million of accrued restructuring charges, accrued merger and financing costs and aged payables, which significantly impacted the cash used in our operating activities for the three months ended March 31, 2003.

Net cash provided by investing activities for the three months ended March 31, 2003 was $1.6 million. Net cash used in investing activities was $21.6 million for the three months ended March 31, 2002. Net cash provided by investing activities during the three months ended March 31, 2003 was primarily the result of the release of restricted cash to fund a cash interest payment on our senior notes in January 2003, offset by a nominal amount of capital expenditures. Net cash used in investing activities for the three months ended March 31, 2002 was primarily attributable to the liquidation of accrued construction costs for the New York metropolitan area IBX hub, which opened during the first quarter of 2002. The amount of cash used in investing activities has decreased substantially as we have now completed our current IBX hub rollout plan.

Net cash used in financing activities was $2.4 million and $1.4 million for the three months ended March 31, 2003 and 2002, respectively. Cash used in financing activities for both periods was primarily attributable to the scheduled monthly payments of our debt facilities and capital lease obligations. In addition, in January 2003, as part of our settlement agreement with Wells Fargo, we permanently repaid the $1.6 million in principal remaining on our Wells Fargo loan.

Debt Obligations

As of March 31, 2003, our total indebtedness from our senior notes, credit facility, convertible secured note and debt facilities and capital lease obligations was $159.1 million, as follows:

Senior Notes. In December 1999, we issued $200.0 million aggregate principal amount of 13% senior notes due 2007. During 2002, we retired $169.5 million of the senior notes in exchange for approximately 2.4 million shares of common stock and approximately $21.3 million of cash. As of March 31, 2003, a total of $30.5 million of senior note principal remains outstanding.

Credit Facility. In December 2000, we entered into the credit facility with a syndicate of lenders under which, subject to our compliance with a number of financial ratios and covenants, we were permitted to borrow up to $150.0 million. This facility was amended at various times during 2001 and 2002 and in connection with the combination, financing and completed senior note exchange, we entered into a further amendment to the credit facility. The most significant terms and conditions of this amendment were:

•	we were granted a full waiver of previous covenant breaches and were granted consent to use cash to retire our senior notes in connection with the senior note exchange;

•	future revenue and EBITDA covenants were eliminated and the remaining covenants and ratios were reset consistent with expected future performance of the combined company for the remaining term of the loan;

•	we permanently repaid $8.5 million of the then currently outstanding $100.0 million balance, bringing our total amount owed under this facility to $91.5 million as of December 31, 2002; and

•	the amortization schedule for the credit facility was amended such that the minimum amortization due in 2003-2004 was significantly reduced.

As of March 31, 2003, a total of $91.5 million of credit facility principal remains outstanding.

Convertible Secured Note. In December 2002, in conjunction with the combination, STT Communications made a $30.0 million strategic investment in the company in the form of a 14% convertible secured note with an initial term of five years. The interest on the convertible secured note is payable in kind in the form of additional convertible secured notes.

Other Debt Facilities and Capital Lease Obligations. In May 1999, we entered into a master lease agreement with Comdisco in the amount of $1.0 million. This master lease agreement was increased by addendum in August 1999 by $5.0 million. This agreement bears interest at either 7.5% or 8.5% and is repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. As of March 31, 2003, these capital lease financings were fully drawn and $1.4 million remained outstanding.

In August 1999, we entered into a loan agreement with Venture Lending and Leasing in the amount of $10.0 million and fully drew down on this amount. This loan agreement bears interest at 8.5% and was repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. In October 2002, we amended the loan agreement to secure certain short-term cash deferment benefits. Under the terms of this amendment, we extended the maturity of the loan by 24 months and amortized the remaining principal balance and related balloon interest payment over this amended period ending March 1, 2005. In exchange, the Company issued new warrants and re-priced the original warrants. As of March 31, 2003, principal of $1.2 million remained outstanding.

In March 2001, we entered into a loan agreement with Wells Fargo in the amount of $3.0 million and fully drew down on this amount. This loan agreement bears interest at 13.15% and is repayable over 36 months. As of June 30, 2002, we were not in compliance with one of the requirements of this loan. As a result, we reflected the full amount outstanding under this facility totaling $1.6 million as a current obligation on the accompanying balance sheet as of December 31, 2002. In January 2003, we reached an agreement with Wells Fargo and made a payment to Wells Fargo of approximately $1.7 million in full satisfaction of all amounts owed to Wells Fargo under the loan agreement.

In June 2001, we entered into a loan agreement with Heller Financial Leasing in the amount of $5.0 million and fully drew down on this amount. This loan agreement bears interest at 13.0% and is repayable over 36 months. In August 2002, we amended this loan to secure certain short-term cash deferment. Under the amended terms of this loan agreement, we extended the maturity of the loan by nine months. Commencing September 2002, we began to benefit from the reduction in monthly payments over the following 14 months thereby deferring approximately $1.2 million of principal payments. Commencing November 2003, the deferred principal payments will be repaid over the remaining 17 months of the loan ending March 2005. As of March 31, 2003, principal of $3.2 million remained outstanding.

In December 2002, in conjunction with our merger with Pihana, we acquired multiple capital leases with Orix. The original amount financed was approximately $3.5 million. These capital lease arrangements bear interest at an average rate of 6.4% per annum and are repayable over 30 months. As of March 31, 2003, principal of $1.3 million remained outstanding.

Debt Maturities and Operating Lease Commitments

We lease our IBX hubs and certain equipment under non-cancelable operating lease agreements expiring through 2020. The following represents the minimum future operating lease payments for these commitments, as well as the combined aggregate maturities for all of our debt as of March 31, 2003 (unaudited) (in thousands):

	Debt facilities & capital lease obligations	Credit facility	Senior notes	Convertible secured note	Operating leases	Total
2003	$3,334	$1,981	$—	$—	$16,293	$21,608
2004	3,019	6,981	—	—	24,212	34,212
2005	729	82,548	—	—	27,232	110,509
2006	—	—	—	—	28,309	28,309
2007	—	—	30,475	30,000	29,203	89,678
2008 and thereafter	—	—	—	—	207,311	207,311

	$7,082	$91,510	$30,475	$30,000	$332,560	$491,627

We believe that our cash on hand, the anticipated cash flow generated from operations during the second half of 2003 and 2004 and projected cost-savings in connection with the combination, will be sufficient to meet our working capital, debt service and corporate overhead requirements associated with our operations for the next twelve months.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted the provisions of SFAS 146 during the first quarter of 2003. The adoption of SFAS 146 has not had a material impact on our results of operations, financial position or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to recognize a liability for obligations it has undertaken in relation to the issuance of a guarantee in addition to providing additional disclosures on such guarantees. The liability would be recorded at fair value on the date the guarantee is issued. The disclosure requirements of FIN 45 are effective for the interim and annual periods ending after December 15, 2002. The recognition and measurement provisions of FIN 45 are effective after December 31, 2002. As of December 31, 2002, the Company adopted the disclosure requirements of FIN 45. The adoption of FIN 45 has not had a material impact on our results of operations, financial position or cash flows.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123” (“SFAS 148”). SFAS 148 encourages the adoption of the accounting provisions of SFAS 123 and requires additional disclosure, including in interim financial statements, for all companies regardless of whether or not they adopt the accounting provisions of SFAS 123. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002 and have been reflected in this report on Form 10-Q.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not believe the adoption of SFAS No. 149 will have a material impact on our results of operations and consolidated financial statements.

Other Factors Affecting Operating Results

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

Equinix incurred losses of approximately $21.6 million for 2002 ($135.8 million, excluding the gain on debt extinguishment), i-STT incurred losses of approximately $8.0 million for 2002 and Pihana incurred losses of approximately $148.5 million for the same period. For the three months ended March 31, 2003, the combined company incurred additional losses of $25.6 million. In recent periods, Equinix, i-STT and Pihana have not generated cash from operations. Even if the combined company achieves profitability, given the competitive and evolving nature of the industry in which it operates, the combined company may not be able to sustain or increase profitability on a quarterly or annual basis.

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

In 2002, our sales outside North America represented less than 1% of our revenues, i-STT’s sales outside North America represented approximately 100% of its revenues and Pihana’s sales outside North America represented approximately 45% of its revenues. For the three months ended March 31, 2003, the combined company recognized 16% of its revenues outside North America. We anticipate that, for the foreseeable future, approximately 15% to 20% of the combined company’s revenues will be derived from sources outside North America. Our management team is comprised primarily of Equinix executives before the combination, some of whom have had limited or no experience overseeing international operations.

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

To date, the majority of Equinix’s revenues and costs have been denominated in U.S. dollars; the majority of i-STT’s revenues and costs have been denominated in Singapore dollars and the majority of Pihana’s revenues and costs have been denominated in U.S. dollars, Japanese yen and Australian, Hong Kong and Singapore dollars. However, we expect that in the future an increasing portion of revenues and costs will be denominated in foreign currencies. Although the combined company may undertake foreign exchange hedging transactions to reduce foreign currency transaction exposure, it does not currently intend to eliminate all foreign currency transaction exposure.

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

We have significant debt and we may not generate sufficient cash flow to meet our debt service obligations.

Our total debt consists primarily of the following:

•	a total of $30.5 million principal amount of senior notes;

•	a total of $91.5 million principal amount of loans under our credit facility;

•	a total of $30.0 million of a newly issued convertible secured note; and

•	approximately $7.1 million of other outstanding debt facilities and capital lease obligations.

Under the terms of the combination agreement, we are contractually obligated to use our reasonable best efforts to obtain the release of STT Communications from a bank guarantee associated with i-STT’s unconsolidated Thailand joint venture. Such efforts may include i-STT assuming such guarantee if it is commercially reasonable to do so. This guarantee is for 60% of a Thai baht 260,000,000 bank loan (approximately $6,058,000 as translated using effective exchange rates at March 31, 2003), of which Thai baht 58,300,000 is currently outstanding as of March 31, 2003 (approximately $1,358,000 as translated using effective exchange rates at March 31, 2003). Currently, neither the Company nor i-STT have assumed any portion of this guarantee.

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

The recent outbreak of SARS in the Asia-Pacific region and its continued spread could harm sales of our products.

The recent outbreak of severe acute respiratory syndrome, or SARS, that began in China, Hong Kong, Singapore and Vietnam may have a negative impact on our business. Our business may be impacted by a number of SARS-related factors, including, but not limited to, disruptions in the operations of our IBX hubs in affected areas including Hong Kong and Singapore, disruptions in the operations of our customers and their partners, reduced sales in certain end-markets, and increased costs to conduct our business abroad. If the number of cases of SARS continues to rise or spread to other areas, including the United States, our business could potentially be harmed.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

An immediate 10% increase or decrease in current interest rates would furthermore not have a material impact to our debt obligations due to the fixed nature of our long-term debt obligations, except for the interest expense associated with our credit facility, which bears interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR. As of March 31, 2003, the credit facility had an effective interest rate of 6.14%. The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but does not impact our earnings or cash flows.

The fair market value of our senior notes is based on quoted market prices. The estimated fair value of our senior notes as of March 31, 2003 was approximately $5.5 million.

Foreign Currency Risk

Prior to December 31, 2002, all of our recognized revenue had been denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations had been minimal. However, commencing in fiscal 2003, as a result of the combination, approximately 15% to 20% of our revenues will be in the Asia-Pacific region, and a large portion of those revenues will be denominated in a currency other than the U.S. dollar, primarily the Singapore dollar, Japanese yen and Hong Kong and Australian dollars. As a result, our operating results and cash flows will be impacted due to currency fluctuations relative to the U.S. dollar.

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

3.1††	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.

3.2†	Bylaws of the Registrant.

3.3††	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2**	Form of Registrant’s Common Stock certificate.

4.6*	Common Stock Registration Rights Agreement (See Exhibit 10.3).

4.9*	Amended and Restated Investors’ Rights Agreement (See Exhibit 10.6).

4.10†	Registration Rights Agreement (See Exhibit 10.75).

10.1*	Indenture, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as trustee).

10.2*	Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).

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

10.42*****+	First Amendment to Deed of Lease with TrizecHahn Beaumeade Technology Center LLC, dated as of March 22, 2001.

10.43*****+	First Lease Amendment Agreement with Market Halsey Urban Renewal, LLC, dated as of May 23, 2001.

10.44*****+	First Amendment to Lease with Nexcomm Asset Acquisition I, L.P., dated as of April 18, 2000.

10.45*****+	Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of December 18, 2000.

Exhibit Number	Description of Document
10.46******	First Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 26, 2001.

10.47******	Amended and Restated Credit and Guaranty Agreement, dated as of September 30, 2001.

10.47******	Amended and Restated Credit and Guaranty Agreement, dated as of September 30, 2001.

10.48******	2001 Supplemental Stock Plan.

10.49*******	Deed Terminating a Commercial Lease with Compagnie des Entrepots et Magasins Generaux de Paris, dated as of September 7, 2001.

10.50********	Agreement terminating the Lease Agreement with Naxos Schmirdelwork Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of April 26, 2002.

10.51********	Agreement to Surrender of a Lease Agreement by and between Equinix UK Limited and Quattrocentro Limited, dated as of February 27, 2002.

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

10.61†	Tenancy Agreement over units #06-01, #06-05, #06-06, #06-07 and #06-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.62†	Tenancy Agreement over units #05-05, #05-06, #05-07 and #05-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.63†	Tenancy Agreement over units #03-01 and #03-02 of Block 28 Ayer Rajah Crescent, Singapore 139959.

10.64†	Tenancy Agreement over units #05-01, #05-02, #05-03 and #05-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.65†	Tenancy Agreement over units #03-05, #03-06, #03-07 and #03-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.66†	Lease Agreement with Nation Multimedia Group Public Co., Ltd. For 1st and 3rd Floor of Nation Building II, Bangkok, dated as of February 1, 2001.

10.67†	Lease Agreement with Nation Multimedia Group Public Co., Ltd. For 6th Floor of Nation Tower, Bangkok, dated as of October 1, 2001.

10.68†	General Factory Lease Agreement dated February 21, 2001.

Exhibit Number	Description of Document
10.69†	Lease Agreement with Downtown Properties, LLC dated April 10, 2000, as amended.

10.70†	Lease Agreement with Comfort Development Limited dated November 10, 2000.

10.71†	Lease Agreement with PacEast Telecom Corporation dated June 15, 2000, as amended.

10.72†	Lease Agreement Lend Lease Real Estate Investments Limited dated October 20, 2000.

10.73†	Lease Agreement with AIPA Properties, LLC dated November 1, 1999, as amended.

10.74†	Third Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 30, 2002.

10.75†	Registration Rights Agreement by and among Equinix and the Initial Purchasers, dated as of December 31, 2002.

10.76†	Securities Purchase Agreement by and among Equinix, the Guarantors and the Purchasers, dated as of October 2, 2002.

10.77†	Series A-1 Convertible Secured Note Due 2007 issued to i-STT Investments Pte Ltd on December 31, 2002.

10.78†	Preferred Stock Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.79†	Change in Control Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.80†	Series A Cash Trigger Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.81†	Series B Cash Trigger Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.82†	First Supplemental Indenture between Equinix and State Street Bank and Trust Company of California, N.A., as Trustee, dated as of December 28, 2002.

10.83†††

Securities Purchase and Admission Agreement, dated April 29, 2003, among Equinix, certain of Equinix’s subsidiaries, i-STT Investments Pte Ltd, STT Communications Ltd and affiliates of Crosslink Capital.

10.84	Sublease by and between Electronics for Imaging as Landlord and Equinix Operating Co., Inc. as Tenant dated February 12, 2003.

16.1*	Letter regarding change in certifying accountant.

21.1†	Subsidiaries of Equinix.

99.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

†† Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002.

††† Incorporated herein by reference to exhibit 10.1 in the Registrant’s filing on Form 8-K on May 1, 2003.

+ Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

(b) Reports on Form 8-K.

On January 2, 2003, the Company filed a Current Report on Form 8-K to file the Company’s press release from December 31, 2002, in which the Company reported that it had completed the combination, financing, senior note exchange, further amendment to the credit facility and a one for 32 reverse stock split on December 31, 2002.

On January 2, 2003, the Company filed a Current Report on Form 8-K to report the shares beneficially owned by the Company’s principal stockholders as of December 31, 2002 upon completion of the combination and financing events that closed on the same day.

On March 5, 2003, the Company filed a Current Report on Form 8-K to file the Company’s press release from March 4, 2003, in which the Company reported its 2002 fourth quarter and year-end results.

EQUINIX, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.

Date: May 15, 2003

	By:	/s/ RENEE F. LANAM
Chief Financial Officer and Secretary (Principal Financial Officer)

/s/ KEITH D. TAYLOR
Vice President, Finance (Principal Accounting Officer)

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    May 15, 2003

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003

/s/ RENEE F. LANAM
Renee F. Lanam
Chief Financial Officer