Form 10-Q
period 2003-06-30
EQUINIX INC
filed 2003-08-04
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Exchange Act). Yes  ☐  No  ☒.

The number of shares outstanding of the Registrant’s Common Stock as of June 30, 2003 was 9,086,336.

EQUINIX, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,257	$41,216
Accounts receivable, net	9,965	9,152
Current portion of restricted cash	—	1,981
Prepaids and other current assets	6,232	11,146

Total current assets	40,454	63,495
Property and equipment, net	360,922	390,048
Restricted cash, less current portion	2,187	2,426
Intangible assets, net	24,013	24,981
Debt issuance costs, net	6,537	7,250
Other assets	3,285	3,803

Total assets	$437,398	$492,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$12,901	$20,347
Accrued restructuring charges	2,521	11,528
Accrued interest payable	1,030	2,311
Current portion of debt facilities and capital lease obligations	2,983	5,591
Current portion of credit facility	6,981	1,981
Other current liabilities	2,829	4,413

Total current liabilities	29,245	46,171
Debt facilities and capital lease obligations, less current portion	2,007	3,633
Credit facility	83,538	89,529
Senior notes	29,064	28,908
Convertible secured notes	27,466	25,354
Other liabilities	17,035	14,214

Total liabilities	188,355	207,809

Stockholders’ equity:
Preferred stock	2	2
Common stock	9	8
Additional paid-in capital	648,314	638,065
Deferred stock-based compensation	(1,082)	(2,865)
Accumulated other comprehensive income	189	617
Accumulated deficit	(398,389)	(351,633)

Total stockholders’ equity	249,043	284,194

Total liabilities and stockholders’ equity	$437,398	$492,003

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(unaudited)
Revenues	$28,434	$18,040	$53,869	$38,198

Costs and operating expenses:
Cost of revenues (includes stock-based compensation of $25, $76, $65 and $167 for the three and six months ended June 30, 2003 and 2002, respectively)	31,634	26,956	62,253	52,382
Sales and marketing (includes stock-based compensation of $69, $151, $182 and $584 for the three and six months ended June 30, 2003 and 2002, respectively)	4,684	5,110	9,387	9,280
General and administrative (includes stock-based compensation of $616, $1,340, $1,421 and $3,397 for the three and six months ended June 30, 2003 and 2002, respectively)	8,358	7,835	19,282	14,576
Restructuring charge	—	9,950	—	9,950

Total costs and operating expenses	44,676	49,851	90,922	86,188

Loss from operations	(16,242)	(31,811)	(37,053)	(47,990)
Interest income	66	289	136	782
Interest expense	(5,027)	(8,561)	(9,839)	(18,231)
Gain on debt extinguishment	—	15,526	—	27,188

Net loss	$(21,203)	$(24,557)	$(46,756)	$(38,251)

Net loss per share:
Basic and diluted	$(2.44)	$(7.94)	$(5.43)	$(13.31)

Weighted average shares	8,706	3,092	8,609	2,874

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net loss	$(46,756)	$(38,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion	31,556	25,419
Amortization of intangible assets	1,044	—
Amortization of deferred stock-based compensation	1,668	4,148
Non-cash interest expense	4,337	2,169
Deferred rent	1,578	809
Allowance for doubtful accounts	281	2,493
Loss on disposal of property and equipment	—	11
Restructuring charge	—	9,950
Gain on debt extinguishment	—	(27,188)
Changes in operating assets and liabilities:
Accounts receivable	(883)	(1,993)
Prepaids and other current assets	4,914	4,055
Other assets	501	1,590
Accounts payable and accrued expenses	(7,446)	(2,288)
Accrued restructuring charge	(9,657)	(8,376)
Accrued interest payable	(1,981)	213
Other current liabilities	(1,136)	(409)
Other liabilities	(266)	1,799

Net cash used in operating activities	(22,246)	(25,849)

Cash flows from investing activities:
Purchase of short-term investments	—	(14,666)
Sales and maturities of short-term investments	—	37,047
Purchases of property and equipment	(1,460)	(4,024)
Accrued construction costs	—	(28,708)
Purchase of restricted cash and short-term investments	(50)	(5,090)
Sale of restricted cash and short-term investments	2,270	5,820

Net cash provided by (used in) investing activities	760	(9,621)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	382	365
Proceeds from convertible secured notes	10,000	—
Debt issuance costs	(458)	(267)
Debt extinguishment costs	—	(1,100)
Repayment of debt facilities and capital lease obligations	(4,395)	(3,494)
Repayment of credit facility	(990)	—
Repayment of senior notes	—	(2,511)

Net cash provided by (used in) financing activities	4,539	(7,007)

Effect of foreign currency exchange rates on cash and cash equivalents	(12)	421
Net decrease in cash and cash equivalents	(16,959)	(42,056)
Cash and cash equivalents at beginning of period	41,216	58,831

Cash and cash equivalents at end of period	$24,257	$16,775

Supplemental cash flow information:
Cash paid for interest	$8,492	$15,381

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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The accompanying unaudited condensed consolidated financial statements include the accounts of Equinix and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In October 2002, the Company entered into agreements to consummate a series of related acquisition and financing transactions. These transactions closed on December 31, 2002. Under the terms of these agreements, the Company combined its business with two similar businesses, that of i-STT Pte Ltd (“i-STT”) and Pihana Pacific, Inc. (“Pihana”). i-STT’s business was based in Singapore, with operations in Singapore and a joint venture in Thailand. Pihana’s business was based in Hawaii, with operations in Hawaii; Los Angeles; Hong Kong; Singapore; Tokyo, Japan and Sydney, Australia. In connection with the acquisition of i-STT and Pihana, the Company issued approximately 3.5 million shares of its common stock and approximately 1.9 million shares of its Series A preferred stock. This transaction is referred to as the “Combination”. In conjunction with the Combination, the Company issued to i-STT’s former parent company, STT Communications Ltd. (“STT Communications”), a $30.0 million convertible secured note in exchange for cash. This transaction is referred to as the “Financing”. In connection with the Combination and Financing, the Company amended the terms of the indenture governing its Senior Notes and extinguished $116.8 million of its Senior Notes in exchange for a combination of 1.9 million shares of its common stock and $15.2 million of cash. This transaction is referred to as the “Senior Note Exchange”. Because the Company extinguished the debt in the Senior Note Exchange at a significant discount, the Company recognized a substantial gain on debt extinguishment during the fourth quarter of 2002. In June 2003, the Company issued to various entities affiliated with Crosslink Capital $10.0 million in convertible secured notes in exchange for cash. This transaction is referred to as the “Crosslink Financing” (see Note 9).

Under the terms of the Company’s Credit Facility, as amended, the Company must meet certain financial and non-financial covenants, including maintaining a monthly minimum cash balance. While these covenants were reset in December 2002 and are consistent with the Company’s expected future performance, if the Company does not achieve the intended growth required or is unable to reduce costs to a level to comply with these covenants, the Company may be required to repay the $90.5 million currently outstanding under the Credit Facility (see Note 9). Since the Company does not have sufficient cash reserves to pay this if an event of default occurs, the Company may be required to renegotiate with the debt issuers for forbearance, make other financial arrangements or take other actions in order to pay down the loan. There can be no assurance that such revised covenants will be met, or that the Company will be able to obtain a forbearance or that replacement financing will be available. In addition, a default in the Credit Facility will trigger cross-default provisions in our other debt facilities. If the cash flows from operations are not sufficient to support the Company’s cash requirements, cost reductions implemented as a result of this could adversely affect the business and the Company’s ability to achieve its business objectives. As of June 30, 2003, the Company was in compliance with all debt covenants.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Split

On December 31, 2002, the Company affected a thirty-two-for-one reverse stock split whereby one share of common stock was exchanged for every thirty-two shares of common stock then outstanding. All share and per share amounts in these financial statements have been retroactively adjusted to give effect to the stock split.

Revenue Recognition and Allowance for Doubtful Accounts

Equinix derives its revenues from (1) recurring revenue streams, consisting primarily of colocation services, such as the leasing of cabinet space, power and bandwidth; interconnection services, such as cross connects; and managed infrastructure services, such as backup and recovery and various e-business services and (2) non-recurring revenue streams, such as from the recognized portion of deferred installation revenues, professional services, contract settlements and equipment sales. Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to three years. Non-recurring installation fees are deferred and recognized ratably over the term of the related contract. Professional service fees are recognized in the period in which the services were provided and represent the culmination of the earnings process. Fees for the provision of e-business services are recognized progressively as the services are rendered in accordance with the contract terms, except where the future costs cannot be reliably estimated, in which case fees are recognized upon the completion of services. Revenue from contract settlements is recognized on a cash basis for prior unrecognized services when no remaining performance obligations exist. The Company generally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. The Company has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have not been significant.

Revenue is recognized as the service is provided when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. It is customary business practice to obtain a signed master sales agreement and sales order prior to recognizing revenue in an arrangement. The Company assesses probability of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. In addition, Equinix also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for those customers that the Company had expected to collect the revenues. If the financial condition of Equinix’s customers were to deteriorate or if they become insolvent, resulting in an impairment of their ability to make payments, allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the Company’s reserves.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February and March 2002, the Company entered into arrangements with numerous vendors to resell equipment and bandwidth, including two related parties. The Company began to offer such services in an effort to provide its customers a more fully-integrated services solution. Under the terms of the reseller agreements, the Company will sell the vendors’ services or products to its customers and the Company will contract with the vendor to provide the related services or products. The Company recognizes revenue from such arrangements on a gross basis in accordance with EITF Abstract No. 99-19, “Recording Revenue as a Principal versus Net as an Agent”. The Company acts as the principal in the transaction as the Company’s customer services agreement identifies the Company as the party responsible for the fulfillment of product/ services to the Company’s customers and has full pricing discretion. In the case of products sold under such arrangements, the Company takes title to the products and bears the inventory risk as the Company has made minimum purchase commitments to various vendors. The Company has credit risk, as it is responsible for collecting the sales price from a customer, but must pay the amount owed to its suppliers after the suppliers perform, regardless of whether the sales price is fully collected. In addition, the Company will often determine the required equipment configuration and recommend bandwidth providers from numerous potential suppliers. The Company had no equipment sales during the three and six months ended June 30, 2003. For the three and six months ended June 30, 2002, the Company recognized revenue of $1.1 million and $2.7 million, respectively, from the sale of equipment. The Company does not expect to enter into significant equipment resales in the future.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Numerator:
Net loss	$(21,203)	$(24,557)	$(46,756)	$(38,251)

Historical:
Denominator:
Weighted average shares	8,709	3,118	8,613	2,908
Weighted average unvested shares subject to repurchase	(3)	(26)	(4)	(34)

Total weighted average shares	8,706	3,092	8,609	2,874

Net loss per share:
Basic and diluted	$(2.44)	$(7.94)	$(5.43)	$(13.31)

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (unaudited):

	June 30,
	2003	2002
Series A preferred stock	1,868,667	—
Series A preferred stock warrant	965,674	—
Shares reserved for conversion of convertible secured notes	5,921,275	—
Common stock warrants	250,680	65,831
Common stock options	3,381,361	743,625
Common stock subject to repurchase	1,553	19,054

Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements with employees using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Deferred stock-based compensation is recorded on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price of common stock.

Deferred stock-based compensation resulting from option grants to employees is amortized on an accelerated basis over the vesting period of the individual options, generally four years, in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”.

Primarily as a result of employee stock options being granted at exercise prices below fair market value prior to the Company’s initial public offering (“IPO”) in August 2000, the Company recorded a deferred stock-based compensation charge on its balance sheet of $54,537,000 in 2000, which is being amortized over the four-year vesting life of these individual stock options net of the reversal of any previously recorded accelerated stock-based compensation expense due to the forfeitures of those stock options prior to vesting. As of June 30, 2003, there was $1,082,000 of deferred stock-based compensation remaining to be amortized, primarily related to these pre-IPO employee stock options. The Company expects stock-based compensation expense to impact its results of operations through 2004.

The following table presents, by operating expense, the Company’s amortization of stock-based compensation expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Cost of revenues	$25	$76	$65	$167
Sales and marketing	69	151	182	584
General and administrative	616	1,340	1,421	3,397

	$710	$1,567	$1,668	$4,148

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of SFAS No. 123”. The following table presents what the net loss and net loss per share would have been had the Company adopted SFAS No. 123 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss as reported	$(21,203)	$(24,557)	$(46,756)	$(38,251)
Stock-based compensation expense included in net loss	710	1,567	1,668	4,148
Stock-based compensation expense if SFAS No.123 had been adopted	(2,668)	(3,109)	(6,093)	(7,374)

Pro forma net loss	$(23,161)	$(26,099)	$(51,181)	$(41,477)

Basic and diluted net loss per share:
As reported	$(2.44)	$(7.94)	$(5.43)	$(13.31)
Pro forma	(2.66)	(8.44)	(5.95)	(14.43)

The Company’s fair value calculations for employee grants were made using the Black-Scholes option pricing model with the following weighted average assumptions used for the periods presented: 0% dividend yield, 135% expected volatility; 3.75% risk-free interest rate and an expected life of 3.5 years.

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

Asset Retirement Costs

In June 2001, the FASB approved SFAS No. 143. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Subsequent to the initial measurement, the Company is accreting the liability in relation to the asset retirement obligation over time and the accretion expense is being recorded as a cost of revenue. SFAS No. 143 was effective for the Company beginning on January 1, 2003 and the adoption of SFAS No. 143 did not have a material impact on the Company’s financial statements.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Other identifiable intangible assets, comprised of customer contracts and tradename, are carried at cost, less accumulated amortization. No amortization was recognized in fiscal 2002 as the Combination was consummated on December 31, 2002. Beginning in fiscal 2003, the Company has started to amortize these other identifiable intangibles on a straight-line basis over their estimated useful lives, which are two years for customer contracts and one year for tradename. For the three and six months ended June 30, 2003, the Company recorded $519,000 and $1,044,000 of amortization expense, respectively, related to these intangible assets. Total amortization for 2003 and 2004 is expected to be approximately $2.1 and $1.8 million, respectively.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company accounted for the i-STT Acquisition using the purchase method. The preliminary purchase price, including direct merger costs, have been allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Included in the net liabilities assumed, is an accrual of $400,000 representing the estimated costs to exit from an undeveloped IBX hub leasehold interest in Shanghai, China, and liquidiate this subsidiary. The Company completed the exit of this lease during the second quarter of 2003. During the quarter ended March 31, 2003, the Company recorded an adjustment to increase the goodwill acquired in the i-STT Acquisition by $650,000 as a result of the decision to wind-down the joint venture in Thailand, i-STT Nation Limited. The Company estimates that its share of the costs to shut down the joint venture will not exceed $650,000. The Company expects to fund the costs of wind-down during the second half of 2003. During the quarter ended June 30, 2003, the Company recorded several adjustments to the provisional purchase price allocation following the resolution of certain contingencies totaling $290,000. While the Company does not expect there will be any additional changes to the Company’s preliminary purchase price due to any unknown contingent liabilities or purchase price adjustments, any subsequent adjustment to the purchase price would result in a further change to the amount of goodwill carried on the balance sheet.

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

The Company accounted for the Pihana Acquisition using the purchase method. The preliminary purchase price, including direct merger costs, have been allocated to assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Included in the net liabilities assumed are total restructuring charges of $9,470,000, which relate primarily to the exit of the undeveloped portion of the Pihana Los Angeles IBX hub leasehold, severance related to an approximate 30% reduction in workforce, including several officers of Pihana and some transaction-related professional fees. A substantial portion of these costs were paid during the first half of 2003 (see below). Prior to December 31, 2002, Pihana sold their Korean IBX hub operations, which was excluded from the Pihana Acquisition, terminated or amended several operating leaseholds and recorded a substantial impairment charge against the value of their property and equipment assumed in the Pihana Acquisition. While the Company does not expect there will be any changes to the Company’s preliminary purchase price due to any unknown contingent liabilities or purchase price adjustments, any subsequent adjustment to the purchase price would result in a further change to the amount of property and equipment assumed in the Pihana Acquisition.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Restructuring Accruals

As a result of the Combination, the Company acquired several accruals related to restructuring activities from both i-STT and Pihana, which were commenced in 2002, but will not be completed until 2003. A summary of the changes in accrued restructuring charge from December 31, 2002 to June 30, 2003 is outlined as follows (in thousands) (unaudited):

	Acquired restructuring accruals as of December 31, 2002	Purchase price adjustments	Cash payments	Acquired restructuring accruals as of June 30, 2003
Workforce reduction and relocation	$5,712	$—	$(5,119)	$593
Lease exit and office shutdown costs	1,735	—	(1,204)	531
Other professional fees	2,423	—	(2,307)	116
Thailand joint venture accrual	—	650	(15)	635

	$9,870	$650	$(8,645)	$1,875

During the first quarter of 2003, the Company recorded a liability of $650,000 as a result of the decision to wind-down the joint venture in Thailand, i-STT Nation Limited, which was recorded as an adjustment to the goodwill acquired in the i-STT Acquisition. The Company estimates that its share of the costs to shut down the joint venture will not exceed $650,000. The Company expects to fund the costs of wind-down during the second half of 2003.

A significant portion of the above remaining activities will be completed and paid during the third quarter of 2003.

Unaudited Pro Forma Consolidated Combined Results

The operating results of i-STT and Pihana were included in the Company’s consolidated statements of operations and cash flows commencing on December 31, 2002. The following unaudited pro forma financial information presents the consolidated results of the Company as if the i-STT Acquisition and Pihana Acquisition had occurred as of January 1, 2002, and includes adjustments to exclude the Korean operations not acquired in the Pihana Acquisiton. This unaudited pro forma financial information does not necessarily reflect the results of operations as they would have been if the Company had acquired these entities as of January 1, 2002. Unaudited pro forma consolidated results of operations are as follows (in thousands, except per share data):

	Three months ended June 30, 2002	Six months ended June 30, 2002
Revenues	$21,466	$44,645
Net loss	(37,756)	(61,445)
Basic and diluted net loss per share	(5.73)	(9.64)

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	Related Party Transactions

As a result of the Combination, the Company acquired operations in Asia-Pacific. The majority of the Company’s Asia-Pacific revenues are generated in Singapore and a significant portion of the business in Singapore is transacted with entities affiliated with STT Communications, which is the Company’s single largest stockholder. For the three and six months ended June 30, 2003, revenues recognized with entities affiliated with STT Communications were $1,467,000 and $3,007,000, respectively, and as of June 30, 2003, accounts receivable with entities affiliated with STT Communications was $1,395,000. For the three and six months ended June 30, 2003, costs and services procured with entities affiliated with STT Communications were $150,000 and $271,000, respectively, and as of June 30, 2003, accounts payable with entities affiliated with STT Communications was $445,000. Furthermore, during 2003, the Company has entered into an agreement with STT Communications to wind-down the Company’s Thailand joint venture (see Note 11).

4.	Accounts Receivable

Accounts receivables, net, consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
	(unaudited)
Accounts receivable	$18,203	$16,017
Unearned revenue	(7,592)	(6,468)
Allowance for doubtful accounts	(646)	(397)

	$9,965	$9,152

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

6.	Prepaids and Other Current Assets

Prepaids and other current assets consist of the following (in thousands):

	June 30, 2003	December 31, 2002
	(unaudited)
Prepaid rent	$2,907	$4,913
Prepaid insurance	238	1,507
Prepaid other	540	1,142
Taxes receivable	2,187	2,391
Other current assets	360	1,193

	$6,232	$11,146

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
	(unaudited)
Leasehold improvements	$381,277	$384,334
IBX plant and machinery	61,869	61,761
Computer equipment and software	17,887	17,580
IBX equipment	34,387	33,677
Furniture and fixtures	1,903	2,522

	497,323	499,716
Less accumulated depreciation	(136,401)	(109,826)

	$360,922	$390,048

Leasehold improvements, certain computer equipment, software and furniture and fixtures recorded under capital leases aggregated none and $5,779,000 at June 30, 2003 and December 31, 2002, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense.

Included within leasehold improvements is the value attributed to the earned portion of several warrants issued to certain fiber carriers and our contractor totaling $9,883,000 at both June 30, 2003 and December 31, 2002. Amortization of such warrants is included in depreciation expense.

During the quarter ended March 31, 2003, the Company moved into its new corporate headquarter office in Foster City, California, from Mountain View, California, and as a result, disposed of approximately $4,569,000 of fully depreciated property and equipment, primarily leasehold improvements and furniture and fixtures.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
	(unaudited)
Accounts payable	$3,661	$7,243
Accrued merger and financing costs	202	4,488
Accrued compensation and benefits	2,276	2,548
Accrued taxes	1,003	690
Accrued utility and security	2,431	771
Accrued professional fees	997	1,046
Accrued property and equipment	261	1,304
Accrued rent and lease operating expenses	852	691
Accrued repairs and maintenance	573	528
Accrued other	645	1,038

	$12,901	$20,347

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	Debt Facilities

Wells Fargo Loan

In January 2003, the Company entered into a settlement agreement with Wells Fargo in connection with a lawsuit related to the Wells Fargo Loan (the “Wells Fargo Settlement”). In compliance with the terms of the Wells Fargo Settlement, in February 2003, the Company paid Wells Fargo $1,703,000 in full satisfaction of all amounts owed to Wells Fargo, including the $1,631,000 in principal recorded within the current portion of debt facilities and capital lease obligations on the Company’s accompanying balance sheet as of December 31, 2002. As part of the Wells Fargo Settlement, the lawsuit was dismissed and the Wells Fargo Loan terminated.

Comdisco Master Lease Agreement and Addendum

In June 2003, the Company entered into an early termination agreement with Comdisco Ventures, Inc. (“Comdisco”), with whom the Company had earlier entered into the Comdisco Master Lease Agreement and Addendum during 1999 (the “Comdisco Early Termination Agreement”). Pursuant to the terms of the Comdisco Early Termination Agreement, upon receiving the proceeds from the Crosslink Financing (see below), the Company paid Comdisco $1,867,000 in full satisfaction of all amounts owed to Comdisco, including the $1,851,000 in principal recorded within both the current and non-current portions of debt facilities and capital lease obligations on the Company’s accompanying balance sheet as of December 31, 2002. As part of the Comdisco Early Termination Agreement, the Company obtained title to all leased assets under the original Comdisco Master Lease Agreement and Addendum.

The Financing

On May 1, 2003, pursuant to the terms of the Financing (see Note 1), the Company issued the first PIK Note to STT Communications in the amount of $1,400,000, representing interest accrued from December 31, 2002. The terms of the PIK Note are identical to the terms of the Convertible Secured Note issued on December 31, 2002. The PIK Note is due December 2007. The Company has considered the guidance of EITF Abstract No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and has determined that the PIK Note does not contain a beneficial conversion feature as the fair value of the Company’s common stock on the date of issuance, was less than the stock conversion ratio outlined in the Financing agreement. This PIK Note is convertible into 152,541 shares of the Company’s stock.

Crosslink Financing

In April 2003, the Company and certain of its subsidiaries, along with STT Communications and its affiliate, entered into a Securities Purchase and Admission Agreement with various entities affiliated with Crosslink Capital (“Crosslink”) for a $10,000,000 investment in the Company by Crosslink in the form of convertible secured notes (the “Crosslink Convertible Secured Notes”), convertible into shares of the Company’s common stock, with detachable warrants for the further issuance of 500,000 shares of common stock (the “Crosslink Convertible Secured Note Warrants”) (collectively, the “Crosslink Financing”). This transaction closed in June 2003 and the Crosslink Convertible Secured Note Warrants were also fully exercised in June 2003. The Crosslink Convertible Secured Notes bear non-cash interest at a rate of 10% per annum, commencing on the second anniversary of the closing of the Crosslink Financing, payable semi-annually in arrears on May 1 and November 1, and have an initial term through November 2007. Interest on the Crosslink Convertible Secured Notes will be payable in kind in the form of additional convertible secured notes having a principal amount equal to the amount of interest then due having terms which are similar to the terms of the Crosslink Convertible Secured Notes (the “Crosslink PIK Notes”).

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Crosslink Convertible Secured Notes are convertible into shares of the Company’s common stock at a price of $4.00 per underlying share at any time at the option of the holders. The Crosslink PIK Notes will be convertible into shares of the Company’s common stock at a price of $4.84 per underlying share at any time at the option of the holders. Such conversion prices will be adjusted to mitigate or prevent dilution if fundamental changes occur to the Company’s common stock, dividends are declared on the Company’s common stock or the Company issues, or contracts to issue, shares of the Company’s common stock at a price per share below $4.84 per share. Following the second anniversary of the closing of the Crosslink Financing, 100% of the Crosslink Convertible Secured Notes will automatically convert if:

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

If Crosslink elects not to convert the Crosslink Convertible Secured Notes within such five-day period, the Crosslink Convertible Secured Notes and any Crosslink PIK Notes will no longer be convertible into shares of the Company’s common stock. The Company must offer to purchase the Crosslink Convertible Secured Notes and any outstanding Crosslink PIK Notes together with any accrued and unpaid interest if the Company experiences a change of control, as defined. Furthermore, the Company has issued to Crosslink, Change in Control Warrants and Cash Trigger Warrants similar to those issued to STT Communications in connection with the Financing.

The Crosslink Convertible Secured Note Warrants were valued at $2,796,000 and is reflected as a discount to the Crosslink Convertible Secured Notes on the accompanying consolidated balance sheet as of June 30, 2003. The fair value of the Crosslink Convertible Secured Note Warrants was calculated under the provisions of APB Opinion No. 14 and determined using the Black-Scholes option-pricing model under the following assumptions: contractual life of five years, risk-free interest rate of 4%, expected volatility of 135% and no expected dividend yield. The Company has considered the guidance of EITF Abstract No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and has determined that the Crosslink Convertible Secured Notes do contain a beneficial conversion feature. The beneficial conversion feature was valued at $7,204,000 (the “Crosslink Beneficial Conversion Feature”), and is reflected as a discount to the Crosslink Convertible Secured Notes on the accompanying consolidated balance sheet as of June 30, 2003. The combined values of both the Crosslink Convertible Secured Note Warrants and the Crosslink Beneficial Conversion Feature, totaling $10,000,000, are being amortized using the effective interest rate method to interest expense over the term of the Crosslink Convertible Secured Notes.

The Crosslink Convertible Secured Notes share with the Company’s Convertible Secured Note issued on December 31, 2002, in connection with the Financing, a second priority security interest in all of the collateral securing the Company’s obligations under the Credit Facility, which excludes the i-STT assets and Pihana’s Singapore assets that the Company acquired in the Combination (see Note 2). The Crosslink Convertible Secured Notes are guaranteed by all of the Company’s existing subsidiaries and by all of the Company’s future domestic subsidiaries.

The costs related to the Crosslink Financing were capitalized and are being amortized to interest expense using the effective interest rate method over the life of the Crosslink Convertible Secured Notes. Debt issuance costs, net of amortization, are $492,000 as of June 30, 2003.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of the Crosslink Financing, and pursuant to the anti-dilution provisions contained in the Financing documents for the Convertible Secured Note issued on December 31, 2002, shares reserved for the conversion of the Convertible Secured Note increased from 2,785,205 to 3,268,734. Furthermore, as a result of the Crosslink Financing, and pursuant to the terms of the amended Credit Facility, the amortization schedule of the Credit Facility was impacted by bringing forward $5,000,000 of principal scheduled to be repaid during 2005 into 2004.

The Convertible Secured Note and PIK Notes issued in connection with the Financing, the Crosslink Convertible Secured Notes and the Crosslink PIK Notes are collectively referred to herein as the “Convertible Secured Notes”.

Maturities

Combined aggregate maturities for the Company’s various debt facilities and capital lease obligations, Credit Facility, Senior Notes and Convertible Secured Notes as of June 30, 2003 are as follows (in thousands) (unaudited):

	Debt facilities & capital lease obligations	Credit facility	Senior notes	Convertible secured notes	Total
2003	$1,458	$990	$—	$—	$2,448
2004	3,019	11,981	—	—	15,000
2005	729	77,548	—	—	78,277
2006	—	—	—	—	—
2007	—	—	30,475	41,400	71,875

	5,206	90,519	30,475	41,400	167,600
Less amount representing unamortized discount	(216)	—	(1,411)	(13,934)	(15,561)

	4,990	90,519	29,064	27,466	152,039
Less current portion	(2,983)	(6,981)	—	—	(9,964)

	$2,007	$83,538	$29,064	$27,466	$142,075

10.	Stockholders’ Equity

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

In June 2003, the Crosslink Convertible Secured Note Warrants were fully exercised resulting in an additional 500,000 shares of the Company’s common stock being issued and outstanding as of June 30, 2003 (see Note 9).

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contingent Liabilities

During the quarter ended September 30, 2001, putative shareholder class action lawsuits were filed against the Company, certain of its officers and directors, and several investment banks that were underwriters of the Company’s initial public offering. The cases were filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased the Company’s stock between August 10, 2000 and December 6, 2000. The suits allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. It is possible that additional similar complaints may also be filed. In July 2003, A Special Litigation Committee of the Equinix Board of Directors agreed to participate in a settlement with the plaintiffs that are anticipated to include most of the approximately 300 defendants in similar actions. This settlement agreement is subject to court approval and sufficient participation by all defendants in similar actions. Such settlement includes without limitation a guarantee of payments to the plaintiffs in the lawsuits, assignment of certain claims against the underwriters in the Company’s IPO to the plaintiffs, and a dismissal of all claims against Equinix and related individuals. Other than legal fees incurred to date, the Company expects that all expenses of settlement, if any, will be paid by the Company’s insurance carriers. Until such settlement is finalized, the Company and its officers and directors intend to continue to defend the actions vigorously. The Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows, although there can be no assurance as to the outcome of such litigation. Furthermore, no range of loss can be estimated at this time.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. These indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

The Company enters into arrangements with its business partners, whereby the business partner agrees to provide services as a subcontractor for the Company’s implementations. The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage, of its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. These arrangements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

The Company has service level commitment obligations to certain of its customers. As a result, service interruptions or significant equipment damage in the Company’s IBX hubs, whether or not within our control, could result in service level commitments to these customers. The Company’s liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet the Company’s service level commitment obligations, particularly in the early stage of the Company’s development, could reduce the confidence of the Company’s customers and could consequently impair the Company’s ability to obtain and retain customers, which would adversely affect both the Company’s ability to generate revenues and the Company’s operating results. Historically, these service level credits have not been significant. These arrangements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no significant liabilities for these agreements as of June 30, 2003.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under the terms of the Combination Agreement, the Company is contractually obligated to use the Company’s reasonable best efforts to obtain the release of STT Communications from a bank guarantee associated with i-STT’s unconsolidated Thailand joint venture, i-STT Nation Limited. Such efforts may include i-STT assuming such guarantee if it is commercially reasonable to do so. This guarantee is for 60% of a Thai baht 260,000,000 bank loan (approximately $6,188,000 as translated using effective exchange rates at June 30, 2003), of which Thai baht 58,300,000 is currently outstanding as of June 30, 2003 (approximately $1,388,000 as translated using effective exchange rates at June 30, 2003) (the “Thai Bank Loan”). In July 2003, the Company, STT Communications and their Thailand joint venture partner, Nation Digital Media Ltd. (“Nation Digital”), entered into an agreement to wind-down i-STT Nation Limited (the “Thailand Joint Venture Wind-Down Agreement”). Under the terms of the Thailand Joint Venture Wind-Down Agreement, Nation Digital obtained title to all assets of i-STT Nation Limited; STT Communications agreed to assume 100% of the Thai Bank Loan; and STT Communications and the Company agreed to fund the wind-down costs of i-STT Nation Limited. As of June 30, 2003, the Company expects that its share of all wind-down costs will be approximately $650,000, which was accrued during the first quarter of 2003 (see Note 2). As a result of the Thailand Joint Venture Wind-Down Agreement, neither the Company nor i-STT have assumed any portion of this bank guarantee nor do they expect to in the future. In addition, this arrangement was grandfathered under the provisions of FIN 45 as it was in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for the bank guarantee as of June 30, 2003.

Under the terms of the Combination Agreement (see Note 2), the Company is contractually obligated to use commercially reasonable efforts to ensure that at all times from and after the closing of the Combination, until such time as neither STT Communications nor its affiliates hold the Company’s capital stock or debt securities (or the capital stock received upon conversion of the debt securities) received by STT Communications in connection with the Combination, that none of the Company’s capital stock issued to STT Communications is constituted as “United States real property interests” within the meaning of Section 897(c) of the Internal Revenue Code of 1986. Under Section 897(c) of the Code, the Company’s capital stock issued to STT Communications would generally constitute “United States real property interests” at such point in time that the fair market value of the “United States real property interests” owned by the Company equals or exceeds 50% of the sum of the aggregate fair market values of (a) the Company’s “United States real property interests,” (b) the Company’s interests in real property located outside the U.S., and (c) any other assets held by the Company which are used or held for use in the Company’s trade or business. The Company refers to this provision in the Combination Agreement as the FIRPTA covenant. Pursuant to the FIRPTA covenant, the Company may be forced to take commercially reasonable proactive steps to ensure the Company’s compliance with the FIRPTA covenant, including, but not limited to, (a) a sale-leaseback transaction with respect to all real property interests, or (b) the formation of a holding company organized under the laws of the Republic of Singapore which would issue shares of its capital stock in exchange for all of the Company’s outstanding stock (this reorganization would require the submission of that transaction to the Company’s stockholders for their approval and the consummation of that exchange). Currently, the Company is in compliance with the FIRPTA covenant. This arrangement was grandfathered under the provisions of FIN 45 as it was in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded related to non-compliance with the FIRPTA covenant as of June 30, 2003.

When as part of an acquisition the Company acquires all of the stock or all of the assets and liabilities of a company, we assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these liabilities as of June 30, 2003.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.	Comprehensive Loss

The components of comprehensive loss are as follows (in thousands) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss	$(21,203)	$(24,557)	$(46,756)	$(38,251)
Unrealized gain (loss) on available for sale securities	—	8	—	(21)
Foreign currency translation gain (loss)	218	495	(428)	421

Comprehensive loss	$(20,985)	$(24,054)	$(47,184)	$(37,851)

There were no significant tax effects on comprehensive loss for the three and six months ended June 30, 2003 and 2002.

13.	Segment Information

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

Due to the Combination (see Note 2), the Company acquired operations in Asia-Pacific effective December 31, 2002. As a result, the Company’s consolidated balance sheet as of June 30, 2003, includes certain assets based in Asia-Pacific. In addition, commencing in fiscal 2003, the Company’s consolidated statement of operations includes revenues and expenses from Asia-Pacific. In September 2001, the Company recorded a restructuring charge, primarily related to the Company’s revised European strategy, and as a result, wrote-off all of the Company’s European long-lived assets and began the process of winding down its development stage European operations.

The Company’s geographic statement of operations disclosures are as follows (in thousands) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Total revenues:
United States	$24,481	$18,040	$45,761	$38,198
Asia-Pacific	3,953	—	8,108	—

	$28,434	$18,040	$53,869	$38,198

Total income (loss) from operations:
United States	$(11,623)	$(30,849)	$(28,227)	$(47,309)
Asia-Pacific	(4,619)	—	(8,826)	—
Europe	—	(962)	—	(681)

	$(16,242)	$(31,811)	$(37,053)	$(47,990)

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s long-lived assets are located in the following geographic areas (in thousands) (unaudited)

	June 30, 2003	December 31, 2002
United States	$361,611	$389,369
Asia-Pacific	35,333	39,139

	$396,944	$428,508

Revenue from one customer accounted for 15% and 16%, respectively, of the Company’s revenues for the three and six months ended June 30, 2003. Revenue from the same customer accounted for 19% and 20%, respectively, of the Company’s revenues for the three and six months ended June 30, 2002. No other single customer accounted for more than 10% of the Company’s revenues for the three and six months ended June 30, 2003 and 2002. No single customer accounted for more than 10% of the Company’s gross accounts receivables as of June 30, 2003 and 2002.

14.	Restructuring Charges

2001 Restructuring Charge

In September 2001, the Company recorded a restructuring charge primarily related to the Company’s revised European strategy, as well as to exit several U.S. operating leaseholds. The European restructuring activity was largely completed during 2002. The Company continues to work on exiting from one remaining U.S. leasehold. A summary of the movement in the 2001 restructuring charge accrual from December 31, 2002 to June 30, 2003 is outlined as follows (in thousands) (unaudited):

	Accrued restructuring charge as of December 31, 2002	Non-cash charges	Cash payments	Accrued restructuring charge as of June 30, 2003
U.S. lease exit costs	$810	$—	$(390)	$420

	$810	$—	$(390)	$420

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

The reductions in workforce undertaken in the second and fourth quarters of 2002, which represented a less than 10% reduction in workforce primarily in the Company’s headquarter functions, resulted in approximately $2.8 million of annual savings. The reductions in workforce were substantially completed in January 2003.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the movement in the 2002 restructuring charges accrual from December 31, 2002 to June 30, 2003 is outlined as follows (in thousands) (unaudited):

	Accrued restructuring charge as of December 31, 2002	Non-cash charges	Cash payments	Accrued restructuring charge as of June 30, 2003
Additional lease exit costs	$392	$—	$(166)	$226
Workforce reductions	456	—	(456)	—

	$848	$—	$(622)	$226

Acquired Restructuring Accruals

As a result of the Combination, the Company acquired several accruals related to restructuring activities from both i-STT and Pihana, which were commenced in 2002, but will not be completed until 2003. As of June 30, 2003, a total of $1,875,000 remains accrued for these restructuring activities (see Note 2).

15.	Recent Accounting Pronouncements

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In May 2003, the FASB issued SFAS No. 150, ”Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 for the first period beginning after December 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company has not determined the impact that the adoption of SFAS No. 150 will have on its financial position or results of operations.

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

Overview

Equinix designs, builds and operates IBX hubs where Internet businesses place their equipment and their network facilities in order to interconnect with each other to improve Internet performance. Our IBX hubs and Internet exchange services enable network service providers, enterprises, content providers, managed service providers and other Internet infrastructure companies to directly connect with each other for increased performance. As of June 30, 2003, we had IBX hubs totaling an aggregate of more than one million gross square feet in the Washington, D.C., New York, Dallas, Chicago, Los Angeles, Honolulu and Silicon Valley areas in the United States and Singapore, Tokyo, Hong Kong and Sydney in the Asia-Pacific region.

Recent Developments. In October 2002, we entered into agreements to consummate a series of related acquisition and financing transactions. These transactions closed on December 31, 2002. Under the terms of these agreements, we combined our business with two similar businesses, that of i-STT Pte Ltd (“i-STT”) and Pihana Pacific, Inc. (“Pihana”). i-STT’s business was based in Singapore, with operations in Singapore and a joint venture in Thailand. During the quarter ended March 31, 2003, we recorded an adjustment to increase the goodwill acquired from the i-STT acquisition by $650,000 as a result of recording a liability related to our decision to wind-down the joint venture in Thailand. We expect to complete this wind-down effort during the third quarter of 2003. Pihana’s business was based in Hawaii, with operations in Hawaii; Los Angeles; Hong Kong; Singapore; Tokyo, Japan and Sydney, Australia. In connection with the acquisition of i-STT and Pihana, we issued approximately 3.5 million shares of our common stock and approximately 1.9 million shares of our Series A preferred stock. We refer to this transaction as the “combination”. In conjunction with the combination, we issued to i-STT’s former parent company, STT Communications Ltd. (“STT Communications”), a $30.0 million convertible secured note in exchange for cash. We refer to this transaction as the “financing”.

In April 2003, Equinix and certain of our subsidiaries and STT Communications entered into agreements with various entities affiliated with Crosslink Capital for a $10.0 million cash investment in Equinix in the form of additional convertible secured notes. This transaction closed in June 2003. We refer to this transaction as the “Crosslink financing”.

As of June 30, 2003, we had $24.3 million of cash and cash equivalents. We believe that this cash, the anticipated cash flow generated from operations during the second half of 2003 and 2004 and projected cost-savings in connection with the combination, will be sufficient to meet our working capital, debt service and corporate overhead requirements associated with our operations for the next twelve months.

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

Risks and Uncertainties. Since inception, we have experienced operating losses and negative cash flow. As of June 30, 2003 we had an accumulated deficit of $398.4 million and accumulated cash used in operating and construction activities of $715.2 million. Given our limited operating history, we may not generate sufficient revenue to achieve desired profitability. We therefore believe that we will continue to experience operating losses for the foreseeable future, particularly from our newly-acquired operations in the Asia-Pacific region. See “Other Factors Affecting Operating Results”.

Under the terms of the amended credit facility, we must meet certain financial and non-financial covenants, including maintaining a monthly minimum cash balance. While these covenants were reset in December 2002 and are consistent with our expected future performance as a combined company, if we do not achieve the intended growth required or are unable to reduce costs to a level to comply with these covenants, we may be required to repay the $90.5 million currently outstanding under this facility. Since we do not have sufficient cash reserves to pay this outstanding obligation if an event of default occurs, we may be required to renegotiate with the debt issuers for forbearance, make other financial arrangements or take other actions in order to pay down the loan. There can be no assurance that such revised covenants will be met, or that we will be able to obtain a forbearance or that replacement financing will be available. In addition, a default in the credit facility will trigger cross-default provisions in our other debt facilities. If the cash flows from operations are not sufficient to support our cash requirements, cost reductions implemented as a result of this could adversely affect the business and our ability to achieve our business objectives.

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

Results of Operations

Three Months Ended June 30, 2003 and 2002

Revenues. Our revenues for the three months ended June 30, 2003 and 2002 were geographically comprised of the following (dollars in thousands):

	Three months ended June 30,
	2003	%	2002	%
U.S. revenues	$24,481	86%	$18,040	100%
Asia-Pacific revenues	3,953	14%	—	0%

Total revenues	$28,434	100%	$18,040	100%

Our geographic revenues for the three months ended June 30, 2003 and 2002 were split between the following revenue streams (dollars in thousands):

	Three months ended June 30,
	2003	%	2002	%
Recurring revenues:
U.S. recurring revenues	$22,259	78%	$15,260	85%
Asia-Pacific recurring revenues	3,740	13%	—	0%

	25,999	91%	15,260	85%

Non-recurring revenues:
U.S. non-recurring revenues	2,222	8%	2,780	15%
Asia-Pacific non-recurring revenues	213	1%	—	0%

	2,435	9%	2,780	15%

Total revenues	$28,434	100%	$18,040	100%

We recognized revenues of $28.4 million for the three months ended June 30, 2003, as compared to revenues of $18.0 million for the three months ended June 30, 2002. Included in revenues for the three months ended June 30, 2003, are the results of the two companies that we acquired on December 31, 2002, i-STT and Pihana, totaling $5.1 million. We segment our business geographically between the U.S. and Asia-Pacific.

U.S. Revenues. U.S. revenues consisted of recurring revenues of $22.3 million and $15.3 million, respectively, for the three months ended June 30, 2003 and 2002, a 46% increase. Recurring revenues consist primarily of colocation services, such as the leasing of cabinet space and power, plus interconnection and managed infrastructure services. U.S. recurring revenues for the three months ended June 30, 2003 includes $1.1 million of revenues generated from the two U.S. IBX hubs acquired from Pihana on December 31, 2002 located in Los Angeles and Honolulu. Excluding this revenue from the two acquired U.S. IBX hubs, the period over period growth in recurring revenues was primarily the result of an increase in orders from existing customers and growth in our customer base from 248 U.S. customers as of June 30, 2002 to 428 U.S. customers as of June 30, 2003. We expect our U.S. recurring revenues to continue to grow and remain our most significant source of revenue for the foreseeable future.

In addition, U.S. revenues consisted of non-recurring revenues of $2.2 million and $2.8 million, respectively, for the three months ended June 30, 2003 and 2002. Non-recurring revenues are primarily related to the recognized portion of deferred installation revenue, custom service revenues, equipment resale revenue and settlement fees associated with certain contract terminations. The period over period decrease in U.S. non-recurring revenues was primarily the result of $1.1 million of equipment resale revenue recognized during the three months ended June 30, 2002 and $330,000 in settlement fees from customers to terminate their contracts. There were no equipment resale transactions during the three months ended June 30, 2003; however, we received $1.1 million of settlement fees during the three months ended June 30, 2003 as a result of bankruptcy court-mandated payments from both Worldcom and Excite@home. In February and March 2002, we entered into equipment reseller agreements with two related party companies and sold $1.1 million of equipment during the three months ended June 30, 2002. Due to the low margins involved in reselling equipment, we are no longer actively pursuing equipment resale transactions, and as a result, we do not anticipate significant equipment resale revenues in the future. Installation and service fees are recognized ratably over the term of the contract. Custom service revenues are recognized upon completion of the services. Settlement fees are recognized on a cash basis for prior unrecognized services when no remaining performance obligations exist. Excluding any settlement fees that we may recognize in the future, we expect our U.S. non-recurring revenues to decrease as a percent of our recurring revenues in the foreseeable future.

Asia-Pacific Revenues. As a result of the combination that closed on December 31, 2002, we recognized $4.0 million of revenues in Asia-Pacific during the three months ended June 30, 2003. Prior to the combination we generated no revenues from outside of the United States. Asia-Pacific revenues consisted of recurring revenues of $3.7 million, primarily from colocation and managed infrastructure services, and non-recurring revenues of $213,000 for the three months ended June 30, 2003. Asia-Pacific revenues are generated from Singapore, Tokyo, Hong Kong and Sydney. Our Asia-Pacific revenues streams are similar to the revenue streams that we generate from our U.S. IBX hubs; however, our Singapore IBX hub has additional managed infrastructure service revenue streams, such as mail service and managed platform solutions, which we do not currently offer in any other IBX hub location.

Cost of Revenues. Cost of revenues increased to $31.6 million for the three months ended June 30, 2003 from $27.0 million for the three months ended June 30, 2002. Included in cost of revenues for the three months ended June 30, 2003, are the results of the two companies that we acquired on December 31, 2002, i-STT and Pihana, totaling $6.4 million.

U.S. Cost of Revenues. U.S. cost of revenues included $12.5 million and $11.9 million, respectively, of depreciation expense and $25,000 and $76,000, respectively, of stock-based compensation expense for the three months ended June 30, 2003 and 2002. During the quarter ended June 30, 2003, we also recorded accretion expense associated with our asset retirement obligation relating to our various leaseholds, which consist primarily of our IBX hub operating leases, as required by a new accounting standard that we were required to adopt during 2003. In addition to depreciation, stock-based compensation and accretion expense, cost of revenues consists primarily of rental payments for our leased IBX hubs, site employees’ salaries and benefits, utility costs, power and redundancy system engineering support services and related costs and security services, which we refer to as our cash cost of revenues. Furthermore, U.S. cost of revenues included the costs associated with the $1.1 million of equipment resale revenue that we recorded for the three months ended June 30, 2002. We recorded no equipment resale revenue for the three months ended June 30, 2003. Included in the U.S. cost of revenues for the three months ended June 30, 2003, were the operating costs associated with the Los Angeles and Honolulu IBX hubs acquired from Pihana in the combination on December 31, 2002, which totaled $978,000 ($864,000 excluding depreciation). Excluding depreciation, stock-based compensation, accretion expense, the costs of equipment resales and the costs of operating the acquired U.S. IBX hubs, U.S. cost of revenues decreased period over period to $12.4 million for the three months ended June 30, 2003 from $13.8 million for the three months ended June 30, 2002, a 10% decrease. This decrease is primarily the result of (a) reduced costs associated with the San Jose ground lease of $1.3 million as a result of the option that we exercised in September 2002 to return approximately one-half of the land commencing in October 2002 and (b) an overall reduction in spending due to cost containment efforts. These savings were partially offset by higher costs associated with our New York metropolitan area IBX hub, which opened during the first quarter of 2002, and an increase in operating costs for certain of our IBX hubs as a result of increased operating lease costs, referred to as common area maintenance costs, for those IBX hubs. We anticipate that our cost of revenues will continue to increase in the foreseeable future as the occupancy levels in our U.S. IBX hubs continue to increase and the additional cost of revenues attributed to our new services, such as bandwidth, grow. As a percent of revenues, we anticipate our cost of revenues will decline until such time as we reach certain pre-determined levels of profitability.

Asia-Pacific Cost of Revenues. As a result of the combination that closed on December 31, 2002, we incurred an additional $5.4 million in cost of revenues from our Asia-Pacific IBX hub operations during the three months ended June 30, 2003. Included in this number is $1.2 million of depreciation expense. Excluding depreciation expense, our acquired cost of revenues totaled $4.2 million for Asia-Pacific, which we refer to as our cash cost of revenues. Our Asia-Pacific cash cost of revenues consist of the same type of cash costs that we incur in our U.S. IBX hub operations, namely rental payments for our leased

IBX hubs, site employees’ salaries and benefits, utility costs, power and redundancy system engineering support services and related costs and security services. Our Asia-Pacific cash costs of revenues are generated in Singapore, Tokyo, Hong Kong and Sydney. There are several managed IT infrastructure service revenue streams unique to our Singapore IBX hub, such as mail service and managed platform solutions, that are more labor intensive than our service offerings in the United States. As a result, our Singapore IBX hub has a greater number of employees than any of our other IBX hubs, and therefore, a greater labor cost relative to our other IBX hubs in the United States or other Asia-Pacific locations. We anticipate that our Asia-Pacific cash cost of revenues will experience moderate growth in the foreseeable future in relation to any revenue growth.

Sales and Marketing. Sales and marketing expenses decreased to $4.7 million for the three months ended June 30, 2003 from $5.1 million for the three months ended June 30, 2002. Included in sales and marketing expenses for the three months ended June 30, 2003, are the results of the two companies that we acquired on December 31, 2002, i-STT and Pihana, totaling $1.5 million.

U.S. Sales and Marketing Expenses. Included in U.S. sales and marketing expenses were $69,000 and $151,000, respectively, of stock-based compensation expense for the three months ended June 30, 2003 and 2002. During the three months ended June 30, 2002, we recorded $2.0 million in bad debt expense, a substantial increase from the amount we typically expense (we recorded $140,000 of U.S. bad debt expense for the three months ended June 30, 2003). The amount of bad debt expense that we recorded in the prior period was primarily the result of write-offs or full reserves of aged receivables associated with several customers, including Teleglobe, which had filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code last year. Excluding stock-based compensation and bad debt expense, U.S. sales and marketing expenses increased to $3.0 million for the three months ended June 30, 2003 compared to $2.9 million, a nominal increase, in the prior period. Excluding stock-based compensation and bad debt expense, sales and marketing expenses consist primarily of cash compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. We continue to closely monitor our spending in all areas of the Company as a result of the current market conditions. We expect to see a moderate increase in sales and marketing spending in the future, although as a percent of revenues, we anticipate a decline in sales and marketing spending until such time as we reach certain pre-determined levels of profitability.

Asia-Pacific Sales and Marketing Expenses. As a result of the combination that closed on December 31, 2002, we incurred an additional $1.5 million of sales and marketing expenses, comprised of $975,000 in cash sales and marketing expenses from our Asia-Pacific operations during the three months ended June 30, 2003, and $519,000 of amortization expense. Our Asia-Pacific sales and marketing expenses consist of the same type of cash costs that we incur in our U.S. operations, namely compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. Our Asia-Pacific sales and marketing expenses are generated in Singapore, Tokyo, Hong Kong and Sydney. We expect that our Asia-Pacific cash sales and marketing expenses will increase moderately in the foreseeable future. As a result of the combination that closed on December 31, 2002, we acquired several intangible assets that we amortize, namely the use of a tradename and certain customer contracts in Singapore valued at approximately $300,000 and $3.6 million, respectively. The tradename intangible asset is being amortized over one year and the customer contract intangible asset is being amortized over two years. As a result, we incurred a total of $519,000 of amortization expense during the three months ended June 30, 2003.

General and Administrative. General and administrative expenses increased to $8.4 million for the three months ended June 30, 2003 from $7.8 million for the three months ended June 30, 2002. Included in general and administrative expenses for the three months ended June 30, 2003, are the results of the two companies that we acquired on December 31, 2002, i-STT and Pihana, totaling $2.3 million.

U.S. General and Administrative Expenses. Included in U.S. general and administrative expenses were $1.1 million and $1.4 million, respectively, of depreciation expense and $616,000 and $1.3 million, respectively, of stock-based compensation expense for the three months ended June 30, 2003 and 2002. In addition, general and administrative expenses for the three months ended June 30, 2003, included $582,000 of costs associated with a corporate headquarter office acquired from Pihana on December 31, 2002 located in Honolulu. This office was closed as of June 30, 2003. Excluding depreciation, stock-based compensation expense and the costs of the acquired Honolulu office, U.S. general and administrative expenses decreased to $4.4 million from $5.1 million, a 13% decrease. Cash general and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses such as our corporate headquarter office lease. This period over period decrease in U.S. cash general and administrative expenses is the result of an overall reduction in spending due to cost containment efforts, including some staff reductions, reduced corporate discretionary spending and reduced costs due to the relocation of our corporate headquarters to Foster City, California. We continue to closely monitor our spending in all areas of the Company as a result of the current market conditions. In addition, as a percent of revenues, we anticipate a decline in U.S. cash general and administrative spending until such time as we reach certain pre-determined levels of profitability.

Asia-Pacific General and Administrative Expenses. As a result of the combination that closed on December 31, 2002, we incurred an additional $1.7 million in general and administrative expenses from our newly-acquired Asia-Pacific operations. Our Asia-Pacific general and administrative expenses, which included $89,000 of depreciation expense, consist of the same type of costs that we incur in our U.S. operations, namely salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. Our Asia-Pacific general and administrative expenses are generated in Singapore, Tokyo, Hong Kong and Sydney. Our Asia-Pacific headquarter office is located in Singapore. Most of the corporate overhead support functions that we have in the U.S. also reside in our Singapore office in order to support our Asia-Pacific operations. In addition, we have separate corporate office locations in Tokyo and Hong Kong. We expect that our Asia-Pacific general and administrative expenses will remain relatively flat or experience only moderate growth for the foreseeable future.

Restructuring Charge. During the quarter ended June 30, 2002, the Company took a restructuring charge of $9.95 million to reflect the Company’s ongoing efforts to exit or amend several unnecessary U.S. IBX expansion and headquarter office space operating leaseholds and to complete the Company’s European exit activities. In addition, in May 2002, the Company implemented a reduction in workforce, primarily in headquarter positions, in an effort to reduce operating costs. As a result of the restructuring charge, the Company i) paid a $5.0 million option fee in May 2002 related to the amendment of the Company’s approximately 80 acre ground lease in San Jose in which the Company had the right to elect to permanently exclude from this lease anywhere from 20 to 40 acres for a one-year period commencing July 1, 2002, which the Company exercised in September 2002 to exclude approximately 40 acres commencing October 1, 2002; ii) wrote-off property and equipment of $2.6 million, primarily leasehold improvements and some equipment, located in two unnecessary U.S. IBX expansion and headquarter office space operating leaseholds that the Company had made the decision to exit and that do not currently provide any ongoing benefit; (iii) wrote-off two U.S. letters of credit totaling $750,000 related to one U.S. operating leasehold that the Company had committed to exit; (iv) accrued $1.0 million related to the remaining estimated European exit costs; (v) accrued $500,000 related to a less than 10% reduction in workforce in an effort to streamline and reduce the cost structure of the Company’s headquarter function, which was completed during 2002 and (vi) accrued $115,000 for some additional U.S. leasehold exit costs. The Company realized the cost savings benefit of the $500,000 workforce reduction commencing in the third quarter of 2002, primarily in both sales and marketing and general and administrative expenses.

Interest Income. Interest income decreased to $66,000 from $289,000 for the three months ended June 30, 2003 and 2002, respectively. Interest income decreased due to lower cash, cash equivalent and short-term investment balances held in interest-bearing accounts and lower interest rates received on those invested balances.

Interest Expense. Interest expense decreased to $5.0 million from $8.6 million for the three months ended June 30, 2003 and 2002, respectively. The significant decrease in interest expense was primarily attributable to the retirement of $169.5 million of our 13% senior notes during 2002. In addition, we reduced the interest expense attributed to our credit facility due to a reduction in the principal balance outstanding and a reduction in the interest rates. However, these interest expense savings were partially offset by the approximately $1.6 million of non-cash interest expense associated with the $30.0 million 14% convertible secured note issued on December 31, 2002 as a result of the financing, and the $10.0 million 10% convertible secured note issued on June 5, 2003.

Gain on Debt Extinguishment. In April and May 2002, the Company retired $27.8 million of its 13% senior notes in exchange for approximately 208,000 shares of our common stock and approximately $2.5 million of cash. As a result of these transactions, we recognized a $15.5 million net gain on debt extinguishment, after deducting transaction costs, interest waived and allocation of unamortized debt issuance costs and debt discount. We extinguished no senior notes during the quarter ended June 30, 2003.

Six Months Ended June 30, 2003 and 2002

Revenues. Our revenues for the six months ended June 30, 2003 and 2002 were geographically comprised of the following (dollars in thousands):

	Six months ended June 30,
	2003	%	2002	%
U.S. revenues	$45,761	85%	$38,198	100%
Asia-Pacific revenues	8,108	15%	—	0%

Total revenues	$53,869	100%	$38,198	100%

Our geographic revenues for the six months ended June 30, 2003 and 2002 were split between the following revenue streams (dollars in thousands):

	Six months ended June 30,
	2003	%	2002	%
Recurring revenues:
U.S. recurring revenues	$42,547	79%	$31,841	83%
Asia-Pacific recurring revenues	7,555	14%	—	0%

	50,102	93%	31,841	83%

Non-recurring revenues:
U.S. non-recurring revenues	3,214	6%	6,357	17%
Asia-Pacific non-recurring revenues	553	1%	—	0%

	3,767	7%	6,357	17%

Total revenues	$53,869	100%	$38,198	100%

We recognized revenues of $53.9 million for the six months ended June 30, 2003, as compared to revenues of $38.2 million for the six months ended June 30, 2002. Included in revenues for the six months ended June 30, 2003, are the results of the two companies that we acquired on December 31, 2002, i-STT and Pihana, totaling $10.2 million. We segment our business geographically between the U.S. and Asia-Pacific.

U.S. Revenues. U.S. revenues consisted of recurring revenues of $42.5 million and $31.8 million, respectively, for the six months ended June 30, 2003 and 2002, a 34% increase. Recurring revenues consist primarily of colocation services, such as the leasing of cabinet space and power, plus interconnection and managed infrastructure services. U.S. recurring revenues for the six months ended June 30, 2003 includes $2.1 million of revenues generated from the two U.S. IBX hubs acquired from Pihana on December 31, 2002 located in Los Angeles and Honolulu. Excluding this revenue from the two acquired U.S. IBX hubs, the period over period growth in recurring revenues was primarily the result of an increase in orders from existing customers and growth in our customer base from 248 U.S. customers as of June 30, 2002 to 428 U.S. customers as of June 30, 2003. We expect our U.S. recurring revenues to continue to grow and remain our most significant source of revenue for the foreseeable future.

In addition, U.S. revenues consisted of non-recurring revenues of $3.2 million and $6.4 million, respectively, for the six months ended June 30, 2003 and 2002. Non-recurring revenues are primarily related to the recognized portion of deferred installation revenue, custom service revenues, equipment resale revenue and settlement fees associated with certain contract terminations. The period over period decrease in U.S. non-recurring revenues was primarily the result of $2.7 million of equipment resale revenue recognized during the six months ended June 30, 2002 and $1.8 million in settlement fees from customers to terminate their contract. There were no equipment resale transactions during the six months ended June 30, 2003; however, we received $1.2 million of settlement fees during the six months ended June 30, 2003, primarily as a result of bankruptcy court-mandated payments from both Worldcom and Excite@home. In February and March 2002, we entered into equipment reseller agreements with two related party companies and sold $2.7 million of equipment during the six months ended June 30, 2002. Due to the low margins involved in reselling equipment, we are no longer actively pursuing equipment resale transactions, and as a result, we do not anticipate significant equipment resale revenues in the future. Installation and service fees are recognized ratably over the term of the contract. Custom service revenues are recognized upon completion of the services. Settlement fees are recognized on a cash basis for prior unrecognized services when no remaining performance obligations exist. Excluding any settlement fees that we may recognize in the future, we expect our U.S. non-recurring revenues to decrease as a percent of our recurring revenues in the foreseeable future.

Asia-Pacific Revenues. As a result of the combination that closed on December 31, 2002, we recognized $8.1 million of revenues in Asia-Pacific during the six months ended June 30, 2003. Prior to the combination we generated no revenues from outside of the United States. Asia-Pacific revenues consisted of recurring revenues of $7.6 million, primarily from colocation and managed infrastructure services, and non-recurring revenues of $553,000 for the six months ended June 30, 2003. Asia-Pacific revenues are generated from Singapore, Tokyo, Hong Kong and Sydney. Our Asia-Pacific revenues streams are similar to the revenue streams that we generate from our U.S. IBX hubs; however, our Singapore IBX hub has additional managed infrastructure service revenue streams, such as mail service and managed platform solutions, which we do not currently offer in any other IBX hub location.

Cost of Revenues. Cost of revenues increased to $62.3 million for the six months ended June 30, 2003 from $52.4 million for the six months ended June 30, 2002. Included in cost of revenues for the three months ended June 30, 2003, are the results of the two companies that we acquired on December 31, 2002, i-STT and Pihana, totaling $12.6 million.

U.S. Cost of Revenues. U.S. cost of revenues included $24.8 million and $22.9 million, respectively, of depreciation expense and $65,000 and $167,000, respectively, of stock-based compensation expense for the six months ended June 30, 2003 and 2002. During the six months ended June 30, 2003, we also recorded $410,000 of accretion expense associated with our asset retirement obligation relating to our various leaseholds, which consist primarily of our IBX hub operating leases, as required by a new accounting standard that we were required to adopt during 2003. In addition to depreciation, stock-based compensation and accretion expense, cost of revenues consists primarily of rental payments for our leased IBX hubs, site employees’ salaries and benefits, utility costs, power and redundancy system engineering support services and related costs and security services, which we refer to as our cash cost of revenues. Furthermore, U.S. cost of revenues included the costs associated with the $2.7 million of equipment resale revenue that we recorded for the six months ended June 30, 2002. We recorded no equipment resale revenue for the six months ended June 30, 2003. Included in the U.S. cost of revenues for the six months ended June 30, 2003, were the operating costs associated with the Los Angeles and Honolulu IBX hubs acquired from Pihana in the combination on December 31, 2002, which totaled $1.8 million ($1.6 million excluding depreciation). Excluding depreciation, stock-based compensation, accretion expense, the costs of equipment resales and the costs of operating the acquired U.S. IBX hubs, U.S. cost of revenues decreased period over period to $24.6 million for the six months ended June 30, 2003 from $26.7 million for the six months ended June 30, 2002, an 8% decrease. This decrease is primarily the result of (a) reduced costs associated with the San Jose ground lease of $2.4 million as a result of the option that we exercised in September 2002 to return approximately one-half of the land commencing in October 2002 and (b) an overall reduction in spending due to cost containment efforts. These savings were partially offset by higher costs associated with our New York metropolitan area IBX hub, which opened during the first quarter of 2002, and an increase in operating costs for certain of our IBX hubs as a result of increased operating lease costs, referred to as common area maintenance costs, for those IBX hubs. We anticipate that our cost of revenues will continue to increase in the foreseeable future as the occupancy levels in our U.S. IBX hubs continue to increase and the additional cost of revenues attributed to our new services, such as bandwidth, grow. As a percent of revenues, we anticipate our cost of revenues will decline until such time as we reach certain pre-determined levels of profitability.

Asia-Pacific Cost of Revenues. As a result of the combination that closed on December 31, 2002, we incurred an additional $10.8 million in cost of revenues from our Asia-Pacific IBX hub operations during the six months ended June 30, 2003. Included in this number is $2.5 million of depreciation expense. Excluding depreciation expense, our acquired cost of revenues totaled $8.3 million for Asia-Pacific, which we refer to as our cash cost of revenues. Our Asia-Pacific cash cost of revenues consist of the same type of cash costs that we incur in our U.S. IBX hub operations, namely rental payments for our leased IBX hubs, site employees’ salaries and benefits, utility costs, power and redundancy system engineering support services and related costs and security services. Our Asia-Pacific cash costs of revenues are generated in Singapore, Tokyo, Hong Kong and Sydney. There are several managed IT infrastructure service revenue streams unique to our Singapore IBX hub, such as mail service and managed platform solutions, that are more labor intensive than our service offerings in the United States. As a result, our Singapore IBX hub has a greater number of employees than any of our other IBX hubs, and therefore, a greater labor cost relative to our other IBX hubs in the United States or other Asia-Pacific locations. We anticipate that our Asia-Pacific cash cost of revenues will experience moderate growth in the foreseeable future in relation to any revenue growth.

Sales and Marketing. Sales and marketing expenses increased to $9.4 million for the six months ended June 30, 2003 from $9.3 million for the six months ended June 30, 2002. Included in sales and marketing expenses for the six months ended June 30, 2003, are the results of the two companies that we acquired on December 31, 2002, i-STT and Pihana, totaling $2.9 million.

U.S. Sales and Marketing Expenses. Included in U.S. sales and marketing expenses were $182,000 and $584,000, respectively, of stock-based compensation expense for the six months ended June 30, 2003 and 2002. During the six months ended June 30, 2002, we recorded $2.5 million in bad debt expense, a substantial increase from the amount we typically expense (we recorded $262,000 of U.S. bad debt expense for the six months ended June 30, 2003). The amount of bad debt expense that we recorded in the prior period was primarily the result of write-offs or full reserves of aged receivables associated with several customers, including Teleglobe, which had filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code last year. Excluding stock-based compensation and bad debt expense, U.S. sales and marketing expenses decreased to $6.1 million for the six months ended June 30, 2003 compared to $6.2 million, a nominal decrease, in the prior period. Excluding stock-based compensation and bad debt expense, sales and marketing expenses consist primarily of cash compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. We continue to closely monitor our spending in all areas of the Company as a result of the current market conditions. We expect to see a moderate increase in sales and marketing spending in the future, although as a percent of revenues, we anticipate a decline in sales and marketing spending until such time as we reach certain pre-determined levels of profitability.

Asia-Pacific Sales and Marketing Expenses. As a result of the combination that closed on December 31, 2002, we incurred an additional $2.9 million of sales and marketing expenses, comprised of $1.8 million in cash sales and marketing expenses from our Asia-Pacific operations during the six months ended June 30, 2003, and $1.1 million of amortization expense. Our Asia-Pacific sales and marketing expenses consist of the same type of cash costs that we incur in our U.S. operations, namely compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. Our Asia-Pacific sales and marketing expenses are generated in Singapore, Tokyo, Hong Kong and Sydney. We expect that our Asia-Pacific cash sales and marketing expenses will increase moderately in the foreseeable future. As a result of the combination that closed on December 31, 2002, we acquired several intangible assets that we amortize, namely the use of a tradename and certain customer contracts in Singapore valued at approximately $300,000 and $3.6 million, respectively. The tradename intangible asset is being amortized over one year and the customer contract intangible asset is being amortized over two years. As a result, we incurred a total of $1.1 million of amortization expense during the six months ended June 30, 2003.

General and Administrative. General and administrative expenses increased to $19.3 million for the six months ended June 30, 2003 from $14.6 million for the six months ended June 30, 2002. Included in general and administrative expenses for the six months ended June 30, 2003, are the results of the two companies that we acquired on December 31, 2002, i-STT and Pihana, totaling $4.8 million.

U.S. General and Administrative Expenses. Included in U.S. general and administrative expenses were $3.6 million and $2.6 million, respectively, of depreciation expense and $1.4 million and $3.4 million, respectively, of stock-based compensation expense for the six months ended June 30, 2003 and 2002. In addition, general and administrative expenses for the six months ended June 30, 2003, included $1.5 million of costs associated with a corporate headquarter office acquired from Pihana on December 31, 2002 located in Honolulu. This office was closed as of June 30, 2003. Excluding depreciation, stock-based compensation expense and the costs of the acquired Honolulu office, U.S. general and administrative expenses increased to $9.4 million from $8.6 million, a 9% increase. Cash general and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses such as our corporate headquarter office lease. U.S. cash general and administrative expenses for the six months ended June 30, 2002 included the elimination of a corporate bonus program, which resulted in savings during this period of $990,000. Excluding the effects of this particular item, U.S. cash general and administrative expenses decreased period over period by 2%. This nominal period over period decrease in U.S. cash general and administrative expenses is the result of an overall reduction in spending due to cost containment efforts, including some staff reductions, reduced corporate discretionary spending and reduced costs due to the relocation of our corporate headquarters to Foster City, California. We continue to closely monitor our spending in all areas of the Company as a result of the current market conditions. In addition, as a percent of revenues, we anticipate a decline in U.S. cash general and administrative spending until such time as we reach certain pre-determined levels of profitability.

Asia-Pacific General and Administrative Expenses. As a result of the combination that closed on December 31, 2002, we incurred an additional $3.3 million in general and administrative expenses from our newly-acquired Asia-Pacific operations. Our Asia-Pacific general and administrative expenses, which included $245,000 of depreciation expense, consist of the same type of costs that we incur in our U.S. operations, namely salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. Our Asia-Pacific general and administrative expenses are generated in Singapore, Tokyo, Hong Kong and Sydney. Our Asia-Pacific headquarter office is located in Singapore. Most of the corporate overhead support functions that we have in the U.S. also reside in our Singapore office in order to support our Asia-Pacific operations. In addition, we have separate corporate office locations in Tokyo and Hong Kong. We expect that our Asia-Pacific general and administrative expenses will remain relatively flat or experience only moderate growth for the foreseeable future.

Restructuring Charge. During the six months ended June 30, 2002, the Company took a restructuring charge of $9.95 million to reflect the Company’s ongoing efforts to exit or amend several unnecessary U.S. IBX expansion and headquarter office space operating leaseholds and to complete the Company’s European exit activities. In addition, in May 2002, the Company implemented a reduction in workforce, primarily in headquarter positions, in an effort to reduce operating costs. As a result of the restructuring charge, the Company i) paid a $5.0 million option fee in May 2002 related to the amendment of the Company’s approximately 80 acre ground lease in San Jose in which the Company had the right to elect to permanently exclude from this lease anywhere from 20 to 40 acres for a one-year period commencing July 1, 2002, which the Company exercised in September 2002 to exclude approximately 40 acres commencing October 1, 2002; ii) wrote-off property and equipment of $2.6 million, primarily leasehold improvements and some equipment, located in two unnecessary U.S. IBX expansion and headquarter office space operating leaseholds that the Company had made the decision to exit and that do not currently provide any ongoing benefit; (iii) wrote-off two U.S. letters of credit totaling $750,000 related to one U.S. operating leasehold that the Company had committed to exit; (iv) accrued $1.0 million related to the remaining estimated European exit costs; (v) accrued $500,000 related to a less than 10% reduction in workforce in an effort to streamline and reduce the cost structure of the Company’s headquarter function, which was completed during 2002 and (vi) accrued $115,000 for some additional U.S. leasehold exit costs. The Company realized the cost savings benefit of the $500,000 workforce reduction commencing in the third quarter of 2002, primarily in both sales and marketing and general and administrative expenses.

Interest Income. Interest income decreased to $136,000 from $782,000 for the six months ended June 30, 2003 and 2002, respectively. Interest income decreased due to lower cash, cash equivalent and short-term investment balances held in interest-bearing accounts and lower interest rates received on those invested balances.

Interest Expense. Interest expense decreased to $9.8 million from $18.2 million for the six months ended June 30, 2003 and 2002, respectively. The significant decrease in interest expense was primarily attributable to the retirement of $169.5 million of our 13% senior notes during 2002. In addition, we reduced the interest expense attributed to our credit facility due to a reduction in the principal balance outstanding and a reduction in the interest rates. However, these interest expense savings were partially offset by the approximately $2.9 million of non-cash interest expense associated with the $30.0 million 14% convertible secured note issued on December 31, 2002 as a result of the financing, and the $10.0 million 10% convertible secured note issued on June 5, 2003.

Gain on Debt Extinguishment. During the six months ended June 30, 2002, the Company retired $52.8 million of its 13% senior notes in exchange for approximately 500,000 shares of our common stock and approximately $2.5 million of cash. As a result of these transactions, we recognized a $27.2 million net gain on debt extinguishment, after deducting transaction costs, interest waived and allocation of unamortized debt issuance costs and debt discount. We extinguished no senior notes during the six months ended June 30, 2003.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital requirements primarily through the issuance of senior notes, the private sale of preferred stock, our initial public offering, our credit facility, which was later amended, our convertible secured note, our combination with i-STT and Pihana and various types of debt facilities and capital lease obligations, for aggregate gross proceeds of approximately $909.2 million. As of June 30, 2003, our total indebtedness from our senior notes, credit facility and other debt facilities and capital lease obligations was $167.6 million, including our $30.0 million convertible secured note issued in December 2002 and the $10.0 million convertible secured notes issued in connection with the Crosslink financing in June 2003.

As of June 30, 2003, our principal source of liquidity was approximately $24.3 million in cash and cash equivalents.

Uses of Cash

Net cash used in our operating activities was $22.2 million and $25.8 million for the six months ended June 30, 2003 and 2002. We used cash primarily to fund our net loss, including cash interest payments on senior notes and our credit facility. In addition, we paid approximately $16.3 million of accrued restructuring charges, accrued merger and financing costs and aged payables, which significantly impacted the cash used in our operating activities for the six months ended June 30, 2003.

Net cash provided by investing activities for the six months ended June 30, 2003 was $760,000. Net cash used in investing activities was $9.6 million for the six months ended June 30, 2002. Net cash provided by investing activities during the six months ended June 30, 2003 was primarily the result of the release of restricted cash to fund a cash interest payment on our senior notes in January 2003, offset by some capital expenditures. Net cash used in investing activities for the six months ended June 30, 2002 was primarily attributable to the liquidation of accrued construction costs for the New York metropolitan area IBX hub, which opened during the first quarter of 2002, partially offset by the sale of some of our short-term investments. The amount of cash used in investing activities has decreased substantially as we have now completed our current IBX hub rollout plan.

Net cash provided by financing activities was $4.5 million for the six months ended June 30, 2003. Net cash used in financing activities was $7.0 million for the six months ended June 30, 2002. Net cash provided by financing activities during the six months ended June 30, 2003 was primarily the result of the $10.0 million in proceeds from the Crosslink financing, partially offset by payments of our various debt facilities and capital lease obligations. Net cash used in financing activities during the six months ended June 30, 2002 was primarily attributable to the scheduled monthly payments of our debt facilities and capital lease obligations and the principal repayment of $2.5 million of our senior notes and the costs associated with the exchange of the senior notes.

Debt Obligations

As of June 30, 2003, our total indebtedness from our senior notes, credit facility, convertible secured notes and debt facilities and capital lease obligations was $167.6 million, as follows:

Senior Notes. In December 1999, we issued $200.0 million aggregate principal amount of 13% senior notes due 2007. During 2002, we retired $169.5 million of the senior notes in exchange for approximately 2.4 million shares of common stock and approximately $21.3 million of cash. As of June 30, 2003, a total of $30.5 million of senior note principal remains outstanding.

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

As of June 30, 2003, a total of $90.5 million of credit facility principal remains outstanding.

Convertible Secured Notes. In December 2002, in conjunction with the combination, STT Communications made a $30.0 million strategic investment in the company in the form of a 14% convertible secured note with an initial term of five years. The interest on the convertible secured note is payable in kind in the form of additional convertible secured notes, which we refer to as “PIK notes”. In May 2003, we issued the first PIK note for $1.4 million.

In June 2003, entities affiliated with Crosslink Capital made a $10.0 million strategic investment in the company in the form of 10% convertible secured notes due November 2007. The interest on the convertible secured notes is payable in kind in the form of additional convertible secured notes commencing on the second anniversary of the closing of this transaction.

Other Debt Facilities and Capital Lease Obligations. In May 1999, we entered into a master lease agreement with Comdisco in the amount of $1.0 million. This master lease agreement was increased by addendum in August 1999 by $5.0 million. This agreement bears interest at either 7.5% or 8.5% and is repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. In June 2003, we entered into an early termination agreement with Comdisco and made a payment to Comdisco of $1.9 million in full satisfaction of all amounts owed under these agreements.

In August 1999, we entered into a loan agreement with Venture Lending and Leasing in the amount of $10.0 million and fully drew down on this amount. This loan agreement bears interest at 8.5% and was repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. In October 2002, we amended the loan agreement to secure certain short-term cash deferment benefits. Under the terms of this amendment, we extended the maturity of the loan by 24 months and amortized the remaining principal balance and related balloon interest payment over this amended period ending March 1, 2005. In exchange, the Company issued new warrants and re-priced the original warrants. As of June 30, 2003, principal of $1.1 million remained outstanding.

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

In June 2001, we entered into a loan agreement with Heller Financial Leasing in the amount of $5.0 million and fully drew down on this amount. This loan agreement bears interest at 13.0% and is repayable over 36 months. In August 2002, we amended this loan to secure certain short-term cash deferment. Under the amended terms of this loan agreement, we extended the maturity of the loan by nine months. Commencing September 2002, we began to benefit from the reduction in monthly payments over the following 14 months thereby deferring approximately $1.2 million of principal payments. Commencing November 2003, the deferred principal payments will be repaid over the remaining 17 months of the loan ending March 2005. As of June 30, 2003, principal of $3.1 million remained outstanding.

In December 2002, in conjunction with our merger with Pihana, we acquired multiple capital leases with Orix. The original amount financed was approximately $3.5 million. These capital lease arrangements bear interest at an average rate of 6.4% per annum and are repayable over 30 months. As of June 30, 2003, principal of $1.0 million remained outstanding.

Debt Maturities and Operating Lease Commitments

We lease our IBX hubs and certain equipment under non-cancelable operating lease agreements expiring through 2020. The following represents the minimum future operating lease payments for these commitments, as well as the combined aggregate maturities for all of our debt as of June 30, 2003 (unaudited) (in thousands):

	Debt facilities & capital lease obligations	Credit facility	Senior notes	Convertible secured notes	Operating leases	Total
2003	$1,458	$990	$—	$—	$10,682	$13,130
2004	3,019	11,981	—	—	24,300	39,300
2005	729	77,548	—	—	27,369	105,646
2006	—	—	—	—	28,385	28,385
2007	—	—	30,475	41,400	29,253	101,128
2008 and thereafter	—	—	—	—	207,729	207,729

	$5,206	$90,519	$30,475	$41,400	$327,718	$495,318

As of June 30, 2003, no significant capital expenditures commitments exist or are expected for the remainder of 2003. We believe that our cash on hand, the anticipated cash flow generated from operations during the second half of 2003 and 2004 and projected cost-savings in connection with the combination, will be sufficient to meet our working capital, debt service and corporate overhead requirements associated with our operations for the next twelve months.

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

In May 2003, the FASB issued SFAS No. 150, ”Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 for the first period beginning after December 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company has not determined the impact that the adoption of SFAS No. 150 will have on its financial position or results of operations.

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

The combined company has incurred substantial losses in the past, may continue to incur additional losses in the future and will not be profitable until the combined company reverses this trend.

Equinix incurred losses of approximately $21.6 million for 2002 ($135.8 million, excluding the gain on debt extinguishment), i-STT incurred losses of approximately $8.0 million for 2002 and Pihana incurred losses of approximately $148.5 million for the same period. For the six months ended June 30, 2003, the combined company incurred additional losses of $46.8 million. In recent periods, the combined company has not generated cash from operations. Even if the combined company achieves profitability, given the competitive and evolving nature of the industry in which it operates, the combined company may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Equinix, i-STT and Pihana have each experienced fluctuations in their respective results of operations on a quarterly and annual basis. The fluctuation in their operating results may cause the market price of our common stock to decline. We expect to experience significant fluctuations in our operating results in the foreseeable future due to a variety of factors, including:

•	changes in general economic conditions and specific market conditions in the telecommunications and Internet industries;

•	growth or decline of Internet use;

•	customer insolvency;

•	the ability of our customers to obtain financing or to fund their capital expenditures;

•	demand for space and services at our IBX hubs;

•	our pricing policies and the pricing policies of our competitors;

•	the timing of customer installations and related payments;

•	customer retention and satisfaction;

•	the provision of customer discounts and credits;

•	the mix of current and proposed products and services and the gross margins associated with our products and services;

•	competition in the markets;

•	conditions related to international operations;

•	the timing and magnitude of capital expenditures and expenses related to the expansion of sales, marketing, operations and acquisitions, if any, of complementary businesses and assets;

•	the cost and availability of adequate public utilities, including power;

•	ability to obtain, transfer, or maintain licenses required by governmental entities with respect to the combined business;

•	compliance with governmental regulation with which we have little experience; and

•	the effects of terrorist activity and armed conflict, such as disruptions in general economic activity, changes in logistics and security arrangements, and reduced customer demand for our services.

Any of the foregoing factors, or other factors discussed elsewhere in this report, could have a material adverse effect on our business, results of operations, and financial condition. Although the combined company has experienced growth in revenues in recent quarters, this growth rate is not necessarily indicative of future operating results. It is possible that the combined company may never achieve profitability on a quarterly or annual basis. In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to lease and personnel expenses, depreciation and amortization, and interest expenses. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. As such, comparisons to prior reporting periods should not be relied upon as indications of the combined company’s future performance. In addition, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, we could experience an immediate and significant decline in the trading price of our stock.

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

In 2002, our sales outside North America represented less than 1% of our revenues, i-STT’s sales outside North America represented approximately 100% of its revenues and Pihana’s sales outside North America represented approximately 45% of its revenues. For the six months ended June 30, 2003, the combined company recognized 15% of its revenues outside North America. We anticipate that, for the foreseeable future, approximately 15% to 20% of the combined company’s revenues will be derived from sources outside North America. Our management team is comprised primarily of Equinix executives before the combination, some of whom have had limited or no experience overseeing international operations.

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

STT Communications currently owns approximately 27% of our outstanding voting stock. Because of the diffuse ownership of our stock, STT Communications has significant influence over matters requiring our stockholder approval. Following the expiration of restrictions on STT Communications preventing it from converting its convertible secured notes and warrants into voting stock if, as a result, STT Communications will own more than 40% of our voting stock, STT Communications will effectively control the company and the election of directors to our board of directors. Consequently, STT Communications will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could prevent or delay a third party from acquiring or merging with us.

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

We have significant debt and we may not generate sufficient cash flow to meet our debt service obligations.

Our total debt consists primarily of the following:

•	a total of $30.5 million principal amount of senior notes;

•	a total of $90.5 million principal amount of loans under our credit facility;

•	a total of $41.4 million of convertible secured notes; and

•	approximately $5.2 million of other outstanding debt facilities and capital lease obligations.

Under the terms of the combination agreement, we are contractually obligated to use our reasonable best efforts to obtain the release of STT Communications from a bank guarantee associated with i-STT’s unconsolidated Thailand joint venture, i-STT Nation Limited. Such efforts may include i-STT assuming such guarantee if it is commercially reasonable to do so. This guarantee is for 60% of a Thai baht 260,000,000 bank loan (approximately $6,188,000 as translated using effective exchange rates at June 30, 2003), of which Thai baht 58,300,000 is currently outstanding as of June 30, 2003 (approximately $1,388,000 as translated using effective exchange rates at June 30, 2003). In July 2003, Equinix, STT Communications and their Thailand joint venture partner, Nation Digital Media, entered into an agreement to wind-down i-STT Nation Limited. Under the terms of the Thailand joint venture wind-down agreement, Nation Digital Media obtained title to all assets of i-STT Nation Limited; STT Communications agreed to assume 100% of the Thai bank loan; and STT Communications and Equinix agreed to fund the wind-down costs of i-STT Nation Limited. As of June 30, 2003, we expect that our share of all wind-down costs will be approximately $650,000, which was accrued during the first quarter of 2003. As a result of the Thailand joint venture wind-down agreement, neither Equinix nor i-STT have assumed any portion of this bank guarantee nor do we expect to in the future.

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

We are obligated to make principal and/or interest payments on our credit facility each year until 2006 and on our senior notes each year until 2007. Additionally, our credit facility matures in 2006 and the convertible secured notes and our senior notes mature in 2007. Each of these obligations require significant amounts of liquidity. We may need additional capital to fund those obligations. Our ability to arrange financing and the cost of this financing will depend upon many factors, including:

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

A significant number of shares of our capital stock issued in connection with the combination, the financing, the Crosslink financing and the senior note exchange may be sold in the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

We issued a large number of shares of our capital stock to the former Pihana stockholders, STT Communications, and holders of our senior notes in connection with the combination, financing and senior note exchange and to Crosslink Capital in connection with the Crosslink financing. The shares of common stock issued in the senior note exchange may be sold into the public market immediately following the closing of the exchange. The shares of common stock issued in connection with the combination have been registered for resale as of June 30, 2003. Subject to the restrictions described in our proxy statement dated December 12, 2002, the senior notes and warrants issued in connection with the financing and the Crosslink financing are immediately convertible or exercisable into shares of common stock and the underlying shares of common stock may be registered for resale. Sales of a substantial number of shares of our common stock by these parties within any narrow period of time could cause our stock price to fall. In addition, the issuance of the additional shares of our common stock as a result of these transactions will reduce our earnings per share, if any. This dilution could reduce the market price of our common stock unless and until we achieve revenue growth or cost savings and other business economies sufficient to offset the effect of this issuance. There can be no assurance that we will achieve revenue growth, cost savings or other business economies.

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

We have several short-term leases on our IBX hubs that are located outside of North America. For example, we currently lease approximately 86,100 square feet for our facility in Singapore, of which approximately 71,900 square feet expires in the third quarter of 2003. Upon its expiration, we may not be able to renew our leases under reasonable terms, if at all and may have to relocate our IBX hubs to other facilities. A relocation of any IBX hub could result in service interruptions and significant additional expenses. In addition, seeking a new facility could divert management’s attention and our resources.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. During the quarter ended September 30, 2001, putative shareholder class action lawsuits were filed against us, a number of our officers and directors, and several investment banks that were underwriters of our initial public offering. The suits allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. In July 2003 a special litigation committee of our board of directors agreed to participate in a settlement with the plaintiffs. The settlement agreement is subject to court approval and sufficient participation by defendants in similar actions. If the proposed settlement is not approved by the court or a sufficient number of defendants do not participate in the settlement, the defense of this litigation may increase our expenses and divert management’s attention and resources. An adverse outcome in this litigation could seriously harm our business and results of operations. In addition, we may, in the future, be subject to other securities class action or similar litigation.

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

An immediate 10% increase or decrease in current interest rates would furthermore not have a material impact to our debt obligations due to the fixed nature of our long-term debt obligations, except for the interest expense associated with our credit facility, which bears interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR. As of June 30, 2003, the credit facility had an effective interest rate of 5.97%. The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but does not impact our earnings or cash flows.

The fair market value of our senior notes is based on quoted market prices. The estimated fair value of our senior notes as of June 30, 2003 was approximately $5.5 million.

Foreign Currency Risk

Prior to December 31, 2002, all of our recognized revenue had been denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations had been minimal. However, commencing in fiscal 2003, as a result of the combination, approximately 15% to 20% of our revenues and approximately 20% to 25% of our costs will be in the Asia-Pacific region, and a large portion of those revenues and costs will be denominated in a currency other than the U.S. dollar, primarily the Singapore dollar, Japanese yen and Hong Kong and Australian dollars. As a result, our operating results and cash flows will be impacted due to currency fluctuations relative to the U.S. dollar.

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

On July 30, 2001 and August 8, 2001, putative shareholder class action lawsuits were filed against us, certain of our officers and directors, and several investment banks that were underwriters of our initial public offering. The cases were filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased our stock between August 10, 2000 and December 6, 2000. The suits allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for our initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. It is possible that additional similar complaints may also be filed. In July 2003, A Special Litigation Committee of the Equinix Board of Directors agreed to participate in a settlement with the plaintiffs that are anticipated to include most of the approximately 300 defendants in similar actions. This settlement agreement is subject to court approval and sufficient participation by all defendants in similar actions. Such settlement includes without limitation a guarantee of payments to the plaintiffs in the lawsuits, assignment of certain claims against the underwriters in our IPO to the plaintiffs, and a dismissal of all claims against Equinix and related individuals. Other than legal fees incurred to date, Equinix expects that all expenses of settlement, if any, will be paid by our insurance carriers. Until such settlement is finalized, we and our officers and directors intend to continue to defend the actions vigorously.

Item 2.	Changes in Securities and Use of Proceeds.

(a)	Modification of Constituent Instruments.

None.

(b)	Change in Rights.

None.

(c)	Issuance of Securities.

In June 2003, we issued warrants to purchase 500,000 shares of our common stock with an exercise price of $0.01 per share to entities affiliated with Crosslink Capital in conjunction with the issuance of $10.0 million in 10% convertible secured notes (the “Crosslink Convertible Secured Notes”), with interest payable in kind in the form of additional convertible secured notes (the “Crosslink PIK Notes”) commencing on the second anniversary of the closing of the Crosslink financing. Both the Crosslink Convertible Secured Notes, as well any Crosslink PIK Notes that may be issued, are convertible into shares of our common stock. On this same date, we also issued to the entities affiliated with Crosslink Capital Change of Control Warrants and Cash Trigger Warrants (collectively, the “Contingently Exercisable Warrants”). The Contingently Exercisable Warrants allow the holder to purchase shares of our common stock in the event of (i) a change of control for the Change of Control Warrants or (ii) a default under our Credit Facility, as amended, for the Cash Trigger Warrants. The number of shares exercisable under the Contingently Exercisable Warrants are based on formulas contained in each of the individual warrant agreements.

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

The Annual Meeting of Stockholders of the Company was held on June 3, 2003 in Foster City, California. The table below presents the voting results of election of our Board of Directors:

	Affirmative Votes	Negative Votes	Votes Withheld	Broker’s Non-Votes
Lee Theng Kiat	8,544,221	—	197,735	—
Steven Eng	8,522,258	—	219,698	—
Scott Kriens	8,440,973	—	300,983	—
Jean Mandeville	8,544,840	—	197,116	—
Andrew Rachleff	8,541,225	—	200,731	—
Dennis Raney	8,541,169	—	200,787	—
Peter F. Van Camp	8,537,872	—	204,084	—
Michelangelo Volpi	8,441,194	—	300,762	—

The stockholders also approved the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2003. The table below presents the voting results:

	Affirmative Votes	Negative Votes	Votes Withheld	Broker’s Non-Votes
Ratification of independent auditors	8,737,643	3,514	797	—

The stockholders also approved the issuance of our common stock in connection with a debt financing pursuant to which we will raise $10.0 million. The table below presents the voting results:

	Affirmative Votes	Negative Votes	Votes Withheld	Broker’s Non-Votes
Approval of the issuance of our common stock in connection with a debt financing pursuant to which we will raise $10.0 million	6,048,779	47,966	6,437	2,638,772

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit Number	Description of Document

2.1**********

Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.

3.1††	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.

3.2††	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.

3.3†	Bylaws of the Registrant.

3.4	Certificate of Amendment of the Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2**	Form of Registrant’s Common Stock certificate.

4.6*	Common Stock Registration Rights Agreement (See Exhibit 10.3).

4.9*	Amended and Restated Investors’ Rights Agreement (See Exhibit 10.6).

4.10†	Registration Rights Agreement (See Exhibit 10.75).

10.1*	Indenture, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as trustee).

10.2*	Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).

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

10.8*	The Registrant’s 1998 Stock Option Plan.

10.9*+	Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.

10.10*+	Lease Agreement with Market Halsey Urban Renewal, LLC, dated as of May 3, 1999.

10.11*+	Lease Agreement with Laing Beaumeade, dated as of November 18, 1998.

10.12*+	Lease Agreement with Rose Ventures II, Inc., dated as of June 10, 1999.

Exhibit Number	Description of Document

10.13*+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 8, 1999.

10.14*+	First Amendment to Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of October 28, 1999.

10.15*+	Lease Agreement with Nexcomm Asset Acquisition I, L.P., dated as of January 21, 2000.

10.16*+	Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of December 15, 1999.

10.17*	Lease Agreement with ARE-2425/2400/2450 Garcia Bayshore LLC, dated as of January 28, 2000.

10.19*+	Master Agreement for Program Management, Site Identification and Evaluation, Engineering and Construction Services between Equinix, Inc. and Bechtel Corporation, dated November 3, 1999.

10.20*+	Agreement between Equinix, Inc. and WorldCom, Inc., dated November 16, 1999.

10.21*	Customer Agreement between Equinix, Inc. and WorldCom, Inc., dated November 16, 1999.

10.22*+	Lease Agreement with GIP Airport B.V., dated as of April 28, 2000.

10.23*	Purchase Agreement between International Business Machines Corporation and Equinix, Inc. dated May 23, 2000.

10.24**	2000 Equity Incentive Plan.

10.25**	2000 Director Option Plan.

10.26**	2000 Employee Stock Purchase Plan.

10.27**	Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000.

10.28***+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of July 1, 2000.

10.29***+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of May 1, 2000.

10.30***+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 24, 2000.

10.31***+	Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24, 2000.

10.32***+	Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of August 7, 2000.

Exhibit Number	Description of Document

10.33***+	Lease Agreement with Quattrocento Limited, dated as of June 1, 2000.

10.34***	Lease Agreement with ARE-2425/2400/2450 Garcia Bayshore, LLC, dated as of March 20, 2000.

10.35***	First Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of October 11, 2000.

10.37****+	Lease Agreement with Quattrocentro Limited, dated as of June 9, 2000.

10.38****+	Lease Agreement with Compagnie des Entrepots et Magasins Generaux de Paris, dated as of July 18, 2000.

10.39****+	Second Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of December 22, 2000.

10.40****	Third Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of March 8, 2001.

10.41*****+

Fourth Supplement to the Lease Agreement with Naxos Schmirdelwerk Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, acting in partnership under the name Naxos-Union Grundstucksverwaltungsgesellschaft GbR, dated as of July 3, 2001.

10.42*****+	First Amendment to Deed of Lease with TrizecHahn Beaumeade Technology Center LLC, dated as of March 22, 2001.

10.43*****+	First Lease Amendment Agreement with Market Halsey Urban Renewal, LLC, dated as of May 23, 2001.

10.44*****+	First Amendment to Lease with Nexcomm Asset Acquisition I, L.P., dated as of April 18, 2000.

10.45*****+	Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of December 18, 2000.

10.46******	First Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 26, 2001.

10.47******	Amended and Restated Credit and Guaranty Agreement, dated as of September 30, 2001.

10.48******	2001 Supplemental Stock Plan.

10.49*******	Deed Terminating a Commercial Lease with Compagnie des Entrepots et Magasins Generaux de Paris, dated as of September 7, 2001.

10.50********	Agreement terminating the Lease Agreement with Naxos Schmirdelwork Mainkur GmbH and A.A.A. Aktiengesellschaft Allgemeine Anlageverwaltung vorm. Seilwolff AG von 1890, dated as of April 26, 2002.

10.51********	Agreement to Surrender of a Lease Agreement by and between Equinix UK Limited and Quattrocentro Limited, dated as of February 27, 2002.

Exhibit Number	Description of Document

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

10.61†	Tenancy Agreement over units #06-01, #06-05, #06-06, #06-07 and #06-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.62†	Tenancy Agreement over units #05-05, #05-06, #05-07 and #05-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.63†	Tenancy Agreement over units #03-01 and #03-02 of Block 28 Ayer Rajah Crescent, Singapore 139959.

10.64†	Tenancy Agreement over units #05-01, #05-02, #05-03 and #05-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.65†	Tenancy Agreement over units #03-05, #03-06, #03-07 and #03-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.66†	Lease Agreement with Nation Multimedia Group Public Co., Ltd. For 1st and 3rd Floor of Nation Building II, Bangkok, dated as of February 1, 2001.

10.67†	Lease Agreement with Nation Multimedia Group Public Co., Ltd. For 6th Floor of Nation Tower, Bangkok, dated as of October 1, 2001.

10.68†	General Factory Lease Agreement dated February 21, 2001.

10.69†	Lease Agreement with Downtown Properties, LLC dated April 10, 2000, as amended.

Exhibit Number	Description of Document

10.70†	Lease Agreement with Comfort Development Limited dated November 10, 2000.

10.71†	Lease Agreement with PacEast Telecom Corporation dated June 15, 2000, as amended.

10.72†	Lease Agreement Lend Lease Real Estate Investments Limited dated October 20, 2000.

10.73†	Lease Agreement with AIPA Properties, LLC dated November 1, 1999, as amended.

10.74†	Third Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 30, 2002.

10.75†	Registration Rights Agreement by and among Equinix and the Initial Purchasers, dated as of December 31, 2002.

10.76†	Securities Purchase Agreement by and among Equinix, the Guarantors and the Purchasers, dated as of October 2, 2002.

10.77†	Series A-1 Convertible Secured Note Due 2007 issued to i-STT Investments Pte Ltd on December 31, 2002.

10.78†	Preferred Stock Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.79†	Change in Control Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.80	Series A Cash Trigger Warrant issued to i-STT Investments Pte Ltd on June 5, 2003.

10.81	Series B Cash Trigger Warrant issued to i-STT Investments Pte Ltd on June 5, 2003.

10.82†	First Supplemental Indenture between Equinix and State Street Bank and Trust Company of California, N.A., as Trustee, dated as of December 28, 2002.

10.83†††

Securities Purchase and Admission Agreement, dated April 29, 2003, among Equinix, certain of Equinix’s subsidiaries, i-STT Investments Pte Ltd, STT Communications Ltd and affiliates of Crosslink Capital.

10.84††††	Sublease by and between Electronics for Imaging as Landlord and Equinix Operating Co., Inc. as Tenant dated February 12, 2003.

10.85	Form of Series A-2 Convertible Secured Note Due 2007 issued to entities affiliated with Crosslink Ventures on June 5, 2003.

10.86	Form of Common Stock Warrant issued to entities affiliated with Crosslink Ventures on June 5, 2003

10.87	Form of Series A-2 Change in Control Warrant issued to entities affiliated with Crosslink Ventures on June 5, 2003

10.88	Form of Series A Cash Trigger Warrant issued to entities affiliated with Crosslink Ventures on June 5, 2003.

10.89	Form of Series B Cash Trigger Warrant issued to entities affiliated with Crosslink Ventures on June 5, 2003.

10.90	Expatriate Agreement with Philip Koen, President and Chief Operating Officer of the Company, dated as of June 24, 2003.

Exhibit Number	Description of Document

10.91	Agreement on the Termination of General Factory Lease Agreement dated May 21, 2003.

16.1*	Letter regarding change in certifying accountant.

21.1†	Subsidiaries of Equinix.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

†††† Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

+ Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

(b)	Reports on Form 8-K.

On May 1, 2003, the Company filed a Current Report on Form 8-K to file the Company’s press release from April 30, 2003, in which the Company announced that it had entered into definitive agreements for the $10.0 million Crosslink financing transaction.

On May 13, 2003, the Company filed a Current Report on Form 8-K to file the Company’s press release from May 13, 2003, in which the Company reported its 2003 first quarter results.

On June 9, 2003, the Company filed a Current Report on Form 8-K to file the Company’s press release from June 9, 2003, in which the Company announced that it had completed the $10.0 million Crosslink financing transaction.

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX,INC.

Date: August 4, 2003	By:	/s/ RENEE F. LANAM
Chief Financial Officer and Secretary (Principal Financial Officer)

/s/ KEITH D. TAYLOR
Vice President, Finance (Principal Accounting Officer)