Form 10-Q
period 2003-09-30
EQUINIX INC
filed 2003-10-28
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes  ☒    No  ☐ and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Exchange Act).     Yes  ☐    No  ☒.

The number of shares outstanding of the Registrant’s Common Stock as of September 30, 2003 was 9,420,777.

EQUINIX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$21,723	$41,216
Short-term investments	3,500	—
Accounts receivable, net	9,393	9,152
Current portion of restricted cash	—	1,981
Prepaids and other current assets	6,552	11,146

Total current assets	41,168	63,495
Property and equipment, net	347,846	390,048
Restricted cash, less current portion	2,193	2,426
Intangible assets, net	23,846	24,981
Debt issuance costs, net	5,956	7,250
Other assets	3,377	3,803

Total assets	$424,386	$492,003

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,371	$7,243
Accrued expenses	10,235	13,104
Accrued restructuring charges	1,561	11,528
Accrued interest payable	3,071	2,311
Current portion of debt facilities and capital lease obligations	2,933	5,591
Current portion of credit facility	9,481	1,981
Other current liabilities	3,243	4,413

Total current liabilities	34,895	46,171
Debt facilities and capital lease obligations, less current portion	1,404	3,633
Credit facility, less current portion	81,038	89,529
Senior notes	29,142	28,908
Convertible secured notes	28,475	25,354
Other liabilities	17,873	14,214

Total liabilities	192,827	207,809

Stockholders’ equity:
Preferred stock	2	2
Common stock	9	8
Additional paid-in capital	650,608	638,065
Deferred stock-based compensation	(1,636)	(2,865)
Accumulated other comprehensive income	683	617
Accumulated deficit	(418,107)	(351,633)

Total stockholders’ equity	231,559	284,194

Total liabilities and stockholders’ equity	$424,386	$492,003

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(unaudited)
Revenues	$30,919	$20,187	$84,788	$58,385

Costs and operating expenses:
Cost of revenues	33,314	26,217	95,567	78,599
Sales and marketing	4,823	2,888	14,210	12,168
General and administrative	7,068	8,159	26,350	22,735
Restructuring charges	—	19,010	—	28,960

Total costs and operating expenses	45,205	56,274	136,127	142,462

Loss from operations	(14,286)	(36,087)	(51,339)	(84,077)
Interest income	46	179	182	961
Interest expense	(5,478)	(8,180)	(15,317)	(26,411)
Gain on debt extinguishment	—	—	—	27,188

Net loss	$(19,718)	$(44,088)	$(66,474)	$(82,339)

Net loss per share:
Basic and diluted	$(2.12)	$(14.04)	$(7.52)	$(28.12)

Weighted average shares	9,293	3,141	8,837	2,928

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended September 30,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net loss	$(66,474)	$(82,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion	46,212	39,499
Amortization of intangible assets	1,562	—
Amortization of deferred stock-based compensation	2,160	5,640
Non-cash interest expense	7,245	3,254
Deferred rent	2,328	1,171
Allowance for doubtful accounts	164	2,338
Loss on disposal of property and equipment	—	11
Restructuring charges	—	28,960
Gain on debt extinguishment	—	(27,188)
Changes in operating assets and liabilities:
Accounts receivable	(194)	(2,150)
Prepaids and other current assets	4,594	2,585
Other assets	518	1,332
Accounts payable and accrued expenses	(5,741)	(3,180)
Accrued restructuring charges	(10,617)	(8,869)
Accrued interest payable	(990)	4,999
Other current liabilities	(722)	1,590
Other liabilities	(389)	2,606

Net cash used in operating activities	(20,344)	(29,741)

Cash flows from investing activities:
Purchase of short-term investments	(3,500)	(14,662)
Proceeds from redemption of short-term investments	—	41,224
Purchases of property and equipment	(2,889)	(5,091)
Accrued construction costs	—	(28,708)
Purchase of restricted cash and short-term investments	(50)	(5,090)
Proceeds from redemption of restricted cash and short-term investments	2,256	5,820

Net cash used in investing activities	(4,183)	(6,507)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,521	537
Proceeds from convertible secured notes	10,000	—
Debt issuance costs	(458)	(425)
Debt extinguishment costs	—	(1,100)
Repayment of debt facilities and capital lease obligations	(5,102)	(5,201)
Repayment of credit facility	(990)	(5,000)
Repayment of senior notes	—	(2,511)

Net cash provided by (used in) financing activities	4,971	(13,700)

Effect of foreign currency exchange rates on cash and cash equivalents	63	427
Net decrease in cash and cash equivalents	(19,493)	(49,521)
Cash and cash equivalents at beginning of period	41,216	58,831

Cash and cash equivalents at end of period	$21,723	$9,310

Supplemental cash flow information:
Cash paid for interest	$10,210	$18,563

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The accompanying unaudited condensed consolidated financial statements include the accounts of Equinix and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In October 2002, the Company entered into agreements to consummate a series of related acquisition and financing transactions. These transactions closed on December 31, 2002. Under the terms of these agreements, the Company combined its business with two similar businesses, that of i-STT Pte Ltd (“i-STT”) and Pihana Pacific, Inc. (“Pihana”). i-STT’s business was based in Singapore, with operations in Singapore and a joint venture in Thailand. Pihana’s business was based in Hawaii, with operations in Honolulu, Los Angeles, Hong Kong, Singapore Tokyo and Sydney. In connection with the acquisition of i-STT and Pihana, the Company issued approximately 3.5 million shares of its common stock and approximately 1.9 million shares of its Series A preferred stock. This transaction is referred to as the “Combination”. In conjunction with the Combination, the Company issued to i-STT’s former parent company, STT Communications Ltd. (“STT Communications”), a $30.0 million convertible secured note in exchange for cash. This transaction is referred to as the “Financing”. In connection with the Combination and Financing, the Company amended the terms of the indenture governing its Senior Notes and extinguished $116.8 million of its Senior Notes in exchange for a combination of 1.9 million shares of its common stock and $15.2 million of cash. This transaction is referred to as the “Senior Note Exchange”. Because the Company extinguished the debt in the Senior Note Exchange at a significant discount, the Company recognized a substantial gain on debt extinguishment during the fourth quarter of 2002. In June 2003, the Company issued to various entities affiliated with Crosslink Capital $10.0 million in convertible secured notes in exchange for cash. This transaction is referred to as the “Crosslink Financing” (see Note 9).

Under the terms of the Company’s Credit Facility, as amended, the Company must meet certain financial and non-financial covenants, including maintaining a monthly minimum cash balance. While these covenants were reset in December 2002 and are consistent with the Company’s expected future performance, if the Company does not achieve the intended growth required or is unable to reduce costs to a level to comply with these covenants, the Company may be required to repay the $90.5 million currently outstanding under the Credit Facility (see Note 9). Since the Company does not have sufficient cash reserves to pay this if an event of default occurs, the Company may be required to renegotiate with the debt issuers for forbearance, make other financial arrangements or take other actions in order to pay down the loan. There can be no assurance that such revised covenants will be met, or that the Company will be able to obtain a forbearance or that replacement financing will be available. In addition, a default in the Credit Facility will trigger cross-default provisions in the Company’s other debt facilities. If the cash flows from operations are not sufficient to support the Company’s cash requirements, cost reductions implemented as a result of this could adversely affect the business and the Company’s ability to achieve its business objectives. As of September 30, 2003, the Company was in compliance with all debt covenants.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February and March 2002, the Company entered into arrangements with numerous vendors to resell equipment and bandwidth, including two related parties. The Company began to offer such services in an effort to provide its customers a more fully-integrated services solution. Under the terms of the reseller agreements, the Company will sell the vendors’ services or products to its customers and the Company will contract with the vendor to provide the related services or products. The Company recognizes revenue from such arrangements on a gross basis in accordance with EITF Abstract No. 99-19, “Recording Revenue as a Principal versus Net as an Agent”. The Company acts as the principal in the transaction as the Company’s customer services agreement identifies the Company as the party responsible for the fulfillment of product/ services to the Company’s customers and has full pricing discretion. In the case of products sold under such arrangements, the Company takes title to the products and bears the inventory risk as the Company has made minimum purchase commitments to various vendors. The Company has credit risk, as it is responsible for collecting the sales price from a customer, but must pay the amount owed to its suppliers after the suppliers perform, regardless of whether the sales price is fully collected. In addition, the Company will often determine the required equipment configuration and recommend bandwidth providers from numerous potential suppliers. The Company had no equipment sales during the three and nine months ended September 30, 2003. For the three and nine months ended September 30, 2002, the Company recognized revenue of $190,000 and $2.9 million, respectively, from the sale of equipment. The Company does not expect to enter into significant equipment resales in the future. For the three and nine months ended September 30, 2003, the Company recognized revenue of $1.0 million and $2.4 million, respectively, from the sale of bandwidth. For the three and nine months ended September 30, 2002, the Company recognized revenue of $413,000 and $525,000, respectively, from the sale of bandwidth.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Numerator:
Net loss	$(19,718)	$(44,088)	$(66,474)	$(82,339)

Historical:
Denominator:
Weighted average shares	9,294	3,157	8,840	2,957
Weighted average unvested shares subject to repurchase	(1)	(16)	(3)	(29)

Total weighted average shares	9,293	3,141	8,837	2,928

Net loss per share:
Basic and diluted	$(2.12)	$(14.04)	$(7.52)	$(28.12)

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (unaudited):

	September 30,
	2003	2002
Series A preferred stock	1,868,667	—
Series A preferred stock warrant	965,674	—
Shares reserved for conversion of convertible secured notes	5,921,275	—
Common stock warrants	245,882	65,831
Common stock options	3,500,481	722,625
Common stock subject to repurchase	527	13,511

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

Primarily as a result of employee stock options being granted at exercise prices below fair market value prior to the Company’s initial public offering (“IPO”) in August 2000, the Company recorded a deferred stock-based compensation charge on its balance sheet of $54,537,000 in 2000, which is being amortized over the four-year vesting life of these individual stock options net of the reversal of any previously recorded accelerated stock-based compensation expense due to the forfeitures of those stock options prior to vesting. In addition, in September 2003, the Board of Directors awarded a stock option grant to the Company’s chief executive officer at a 15% discount to the then fair market value of the Company’s common stock on the date of grant and, as a result, recorded a $1,093,000 deferred stock-based compensation charge, which will be amortized over the three-year vesting life of this grant. As of September 30, 2003, there was $1,636,000 of deferred stock-based compensation remaining to be amortized. The Company expects stock-based compensation expense to impact its results of operations through 2006.

The following table presents, by operating expense, the Company’s amortization of stock-based compensation expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Cost of revenues	$(16)	$49	$49	$216
Sales and marketing	61	218	243	802
General and administrative	447	1,225	1,868	4,622

	$492	$1,492	$2,160	$5,640

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of SFAS No. 123”. The following table presents what the net loss and net loss per share would have been had the Company adopted SFAS No. 123 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss as reported	$(19,718)	$(44,088)	$(66,474)	$(82,339)
Stock-based compensation expense included in net loss	492	1,492	2,160	5,640
Stock-based compensation expense if SFAS No.123 had been adopted	(2,011)	(2,982)	(8,104)	(10,356)

Pro forma net loss	$(21,237)	$(45,578)	$(72,418)	$(87,055)

Basic and diluted net loss per share:
As reported	$(2.12)	$(14.04)	$(7.52)	$(28.12)
Pro forma	(2.29)	(14.51)	(8.19)	(29.73)

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

Intangible assets, net, consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
	(unaudited)
Goodwill	$21,508	$21,081
Intangible asset – customer contracts	2,263	3,600
Intangible asset – tradename	75	300

	$23,846	$24,981

Other identifiable intangible assets, comprised of customer contracts and tradename, are carried at cost, less accumulated amortization. No amortization was recognized in fiscal 2002 as the Combination was consummated on December 31, 2002. Beginning in fiscal 2003, the Company began to amortize these other identifiable intangibles on a straight-line basis over their estimated useful lives, which are two years for customer contracts and one year for the tradename. For the three and nine months ended September 30, 2003, the Company recorded $518,000 and $1,562,000 of amortization expense, respectively, related to these intangible assets. Total amortization for 2003 and 2004 is expected to be approximately $2.1 and $1.8 million, respectively.

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

The Company accounted for the i-STT Acquisition using the purchase method. The preliminary purchase price, including direct merger costs, have been allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Included in the net liabilities assumed, is an accrual of $400,000 representing the estimated costs to exit from an undeveloped IBX hub leasehold interest in Shanghai, China, and liquidiate this subsidiary. The Company completed the exit of this lease during the second quarter of 2003. During the quarter ended March 31, 2003, the Company recorded an adjustment to increase the goodwill acquired in the i-STT Acquisition by $650,000 as a result of the decision to wind-down the joint venture in Thailand, i-STT Nation Limited. The Company estimates that its share of the costs to shut down the joint venture will not exceed $650,000. The Company funded a significant portion of these wind-down costs during the third quarter of 2003 and expects to complete this effort by the end of 2003. During the quarter ended June 30, 2003, the Company recorded several adjustments to the provisional purchase price allocation following the resolution of certain contingencies totaling $290,000. While the Company does not expect there will be any additional changes to the Company’s preliminary purchase price due to any unknown contingent liabilities or purchase price adjustments, any subsequent adjustment to the purchase price would result in a further change to the amount of goodwill carried on the balance sheet.

Acquisition of Pihana

On December 31, 2002, a wholly-owned subsidiary of the Company merged with and into Pihana (the “Pihana Acquisiton”). Pihana is a similar business to that of Equinix with IBX hub operations in Singapore, Tokyo, Sydney, Hong Kong, as well as Los Angeles and Honolulu in the U.S. The entire purchase price of $28,376,000 was comprised of (i) 2,416,379 shares of the Company’s common stock, with a total value of $25,517,000, (ii) total cash consideration and direct transaction costs of $2,683,000 and (iii) the value of Pihana shareholder warrants assumed in the Pihana Acquisition of $176,000 (the “Pihana Shareholder Warrants”).

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Restructuring Accruals

As a result of the Combination, the Company acquired several accruals related to restructuring activities from both i-STT and Pihana, which were commenced in 2002, but will not be completed until 2003. A summary of the changes in accrued restructuring charge from December 31, 2002 to September 30, 2003 is outlined as follows (in thousands) (unaudited):

	Acquired restructuring accruals as of December 31, 2002	Purchase price adjustments	Cash payments	Acquired restructuring accruals as of September 30, 2003
Workforce reduction and related costs	$5,712	$—	$(5,320)	$392
Lease exit and office shutdown costs	1,735	—	(1,218)	517
Other professional fees	2,423	—	(2,358)	65
Thailand joint venture accrual	—	650	(505)	145

	$9,870	$650	$(9,401)	$1,119

During the first quarter of 2003, the Company recorded a liability of $650,000 as a result of the decision to wind-down the joint venture in Thailand, i-STT Nation Limited, which was recorded as an adjustment to the goodwill acquired in the i-STT Acquisition. The Company expects to complete the costs of wind-down by the end of 2003.

A significant portion of the above remaining activities will be completed and paid during the fourth quarter of 2003.

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

	Three months ended September 30, 2002	Nine months ended September 30, 2002
Revenues	$24,900	$69,545
Net loss	(53,221)	(114,666)
Basic and diluted net loss per share	(8.01)	(17.84)

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Related Party Transactions

As a result of the Combination, the Company acquired operations in Asia-Pacific. The majority of the Company’s Asia-Pacific revenues are generated in Singapore and a significant portion of the business in Singapore is transacted with entities affiliated with STT Communications, which is the Company’s single largest stockholder. For the three and nine months ended September 30, 2003, revenues recognized with entities affiliated with STT Communications were $1,626,000 and $4,633,000, respectively, and as of September 30, 2003, accounts receivable with entities affiliated with STT Communications was $1,783,000. For the three and nine months ended September 30, 2003, costs and services procured with entities affiliated with STT Communications were $159,000 and $430,000, respectively, and as of September 30, 2003, accounts payable with entities affiliated with STT Communications was $402,000. Furthermore, during 2003, the Company entered into an agreement with STT Communications to wind-down the Company’s Thailand joint venture (see Note 11). In October 2003, the Company entered into an asset sale agreement with a related party company (see Note 16).

In addition, in February and March 2002, the Company entered into equipment reseller agreements with related party companies and recognized revenue of $190,000 and $2.9 million, respectively, for the three and nine months ended September 30, 2002 under these agreements. The Company had no equipment sales during the three and nine months ended September 30, 2003 (see Note 1).

4. Accounts Receivable

Accounts receivable, net, consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
	(unaudited)
Accounts receivable	$17,443	$16,017
Unearned revenue	(7,610)	(6,468)
Allowance for doubtful accounts	(440)	(397)

	$9,393	$9,152

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

6. Prepaids and Other Current Assets

Prepaids and other current assets consist of the following (in thousands):

	September 30, 2003	December 31, 2002
	(unaudited)
Prepaid rent	$1,479	$4,913
Prepaid insurance	1,267	1,507
Prepaid other	1,461	1,142
Taxes receivable	2,263	2,391
Other current assets	82	1,193

	$6,552	$11,146

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
	(unaudited)
Leasehold improvements	$381,395	$384,334
IBX plant and machinery	62,099	61,761
Computer equipment and software	18,195	17,580
IBX equipment	35,263	33,677
Furniture and fixtures	1,913	2,522

	498,865	499,716
Less accumulated depreciation	(151,019)	(109,826)

	$347,846	$390,048

Leasehold improvements, certain computer equipment, software and furniture and fixtures recorded under capital leases aggregated none and $5,779,000 at September 30, 2003 and December 31, 2002, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense. In June 2003, the Company entered into an early termination agreement with Comdisco and settled its remaining capital lease obligations with Comdisco and obtained title to all leased assets under the original agreement (see Note 9).

Included within leasehold improvements is the value attributed to the earned portion of several warrants issued to certain fiber carriers and our contractor totaling $9,883,000 at both September 30, 2003 and December 31, 2002. Amortization of such warrants is included in depreciation expense.

During the quarter ended March 31, 2003, the Company moved into its new corporate headquarter office in Foster City, California, from Mountain View, California, and as a result, disposed of approximately $4,569,000 of fully depreciated property and equipment, primarily leasehold improvements and furniture and fixtures.

8. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
	(unaudited)
Accrued merger and financing costs	$10	$4,488
Accrued compensation and benefits	2,442	2,548
Accrued taxes	1,579	690
Accrued utility and security	1,540	771
Accrued professional fees	932	1,046
Accrued property and equipment	431	1,304
Accrued rent and lease operating expenses	1,104	691
Accrued repairs and maintenance	553	528
Accrued other	1,644	1,038

	$10,235	$13,104

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

The Crosslink Convertible Secured Note Warrants were valued at $2,796,000 and is reflected as a discount to the Crosslink Convertible Secured Notes on the accompanying consolidated balance sheet as of June 30, 2003. The fair value of the Crosslink Convertible Secured Note Warrants was calculated under the provisions of APB Opinion No. 14 and determined using the Black-Scholes option-pricing model under the following assumptions: contractual life of five years, risk-free interest rate of 4%, expected volatility of 135% and no expected dividend yield. The Company has considered the guidance of EITF Abstract No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and has determined that the Crosslink Convertible Secured Notes do contain a beneficial conversion feature. The beneficial conversion feature was valued at $7,204,000 (the “Crosslink Beneficial Conversion Feature”), and is reflected as a discount to the Crosslink Convertible Secured Notes on the accompanying consolidated balance sheet as of September 30, 2003. The combined values of both the Crosslink Convertible Secured Note Warrants and the Crosslink Beneficial Conversion Feature, totaling $10,000,000, are being amortized using the effective interest rate method to interest expense over the term of the Crosslink Convertible Secured Notes.

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

The costs related to the Crosslink Financing were capitalized and are being amortized to interest expense using the effective interest rate method over the life of the Crosslink Convertible Secured Notes. Debt issuance costs, net of amortization, are $464,000 as of September 30, 2003.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of the Crosslink Financing, and pursuant to the anti-dilution provisions contained in the Financing documents for the Convertible Secured Note issued on December 31, 2002, shares reserved for the conversion of the Convertible Secured Note increased from 2,785,205 to 3,268,734. Furthermore, as a result of the Crosslink Financing, and pursuant to the terms of the amended Credit Facility, the amortization schedule defined under the Credit Facility was adjusted by accelerating $5,000,000 of principal previously scheduled to be repaid during 2005 into 2004.

The Convertible Secured Note and PIK Notes issued in connection with the Financing, the Crosslink Convertible Secured Notes and the Crosslink PIK Notes are collectively referred to herein as the “Convertible Secured Notes”.

Maturities

Combined aggregate maturities for the Company’s various debt facilities and capital lease obligations, Credit Facility, Senior Notes and Convertible Secured Notes as of September 30, 2003 are as follows (in thousands) (unaudited):

	Debt facilities & capital lease obligations	Credit facility	Senior notes	Convertible secured notes	Total
2003	$864	$990	$—	$—	$1,854
2004	2,907	11,981	—	—	14,888
2005	729	77,548	—	—	78,277
2006	—	—	—	—	—
2007	—	—	30,475	41,400	71,875

	4,500	90,519	30,475	41,400	166,894
Less amount representing unamortized discount	(163)	—	(1,333)	(12,925)	(14,421)

	4,337	90,519	29,142	28,475	152,473
Less current portion	(2,933)	(9,481)	—	—	(12,414)

	$1,404	$81,038	$29,142	$28,475	$140,059

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

In September 2003, the Board of Directors awarded a stock option grant to the Company’s chief executive officer to purchase 350,000 shares of the Company’s common stock at an exercise price of $17.70, a 15% discount to the then fair market value of the Company’s common stock on the date of grant. This resulted in the Company recording a new deferred stock-based compensation charge of $1,093,000, which will be amortized to stock-based compensation expense over the three-year vesting life of this grant (see Note 1).

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Commitments and Contingencies

Capital Expenditures

In September 2003, a wholly-owned subsidiary of the Company entered into a new customer contract which requires expansion of the Singapore IBX hub acquired in the i-STT Acquisition (the “Singapore Customer Contract”). The Singapore Customer Contract requires that this incremental space be available for service by the end of February 2004, otherwise the Company will be required to pay damages of 2,000 Singapore dollars per day up to a maximum of 50 days or 100,000 Singapore dollars (approximately $58,000 as translated using effective exchange rates at September 30, 2003) to this customer. In order for the Company to meet the requirements of the Singapore Customer Contract, it will need to spend approximately $3.5 million in capital expenditures to prepare the new floor of the Singapore IBX hub for this customer (see below). The Company expects to incur a significant amount of this $3.5 million in capital expenditures during the fourth quarter of 2003.

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

In September 2003, a wholly-owned subsidiary of the Company entered into a new operating lease in which it expanded the Singapore IBX hub acquired in the i-STT Acquisition in order to meet the space requirements of the Singapore Customer Contract referred to above. The Company took possession of this new floor space in October 2003 and the initial lease term ends in December 2006; however, the Company also has a renewal option within the lease.

Contingent Liabilities

During the quarter ended September 30, 2001, putative shareholder class action lawsuits were filed against the Company, certain of its officers and directors, and several investment banks that were underwriters of the Company’s initial public offering. The cases were filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased the Company’s stock between August 10, 2000 and December 6, 2000. The suits allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. It is possible that additional similar complaints may also be filed. In July 2003, A Special Litigation Committee of the Equinix Board of Directors agreed to participate in a settlement with the plaintiffs that is anticipated to include most of the approximately 300 defendants in similar actions. This settlement agreement is subject to court approval and sufficient participation by all defendants in similar actions. Such settlement includes without limitation a guarantee of payments to the plaintiffs in the lawsuits, assignment of certain claims against the underwriters in the Company’s IPO to the plaintiffs, and a dismissal of all claims against Equinix and related individuals. Other than legal fees incurred to date, the Company expects that all expenses of settlement, if any, will be paid by the Company’s insurance carriers. Until such settlement is finalized, the Company and its officers and directors intend to continue to defend the actions vigorously. The Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows, although there can be no assurance as to the outcome of such litigation. Furthermore, no range of loss can be estimated at this time.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities, such as certain legal disputes and proceedings and fluctuating property tax assessments. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, there are no pending claims of which the outcome is expected to result in a material adverse effect in the financial position, results of operations or cash flows of the Company.

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

As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The majority of these indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no significant liabilities recorded for these agreements as of September 30, 2003.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The majority of these indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no significant liabilities recorded for these agreements as of September 30, 2003.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company enters into arrangements with its business partners, whereby the business partner agrees to provide services as a subcontractor for the Company’s implementations. The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage, of its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The majority of these arrangements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no significant liabilities recorded for these agreements as of September 30, 2003.

The Company has service level commitment obligations to certain of its customers. As a result, service interruptions or significant equipment damage in the Company’s IBX hubs, whether or not within our control, could result in service level commitments to these customers. The Company’s liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet the Company’s service level commitment obligations, particularly in the early stage of the Company’s development, could reduce the confidence of the Company’s customers and could consequently impair the Company’s ability to obtain and retain customers, which would adversely affect both the Company’s ability to generate revenues and the Company’s operating results. Historically, these service level credits have not been significant. The majority of these arrangements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no significant liabilities for these agreements as of September 30, 2003.

Under the terms of the Combination Agreement, the Company was contractually obligated to use the Company’s reasonable best efforts to obtain the release of STT Communications from a bank guarantee associated with i-STT’s unconsolidated Thailand joint venture, i-STT Nation Limited. Such efforts included i-STT assuming such guarantee if it was commercially reasonable to do so. This guarantee was for 60% of a Thai baht 260,000,000 bank loan (approximately $6,188,000 as translated using effective exchange rates at June 30, 2003), of which Thai baht 58,300,000 was outstanding as of June 30, 2003 (approximately $1,388,000 as translated using effective exchange rates at June 30, 2003) (the “Thai Bank Loan”). In July 2003, the Company, STT Communications and their Thailand joint venture partner, Nation Digital Media Ltd. (“Nation Digital”), entered into an agreement to wind-down i-STT Nation Limited (the “Thailand Joint Venture Wind-Down Agreement”). Under the terms of the Thailand Joint Venture Wind-Down Agreement, Nation Digital obtained title to all assets of i-STT Nation Limited; STT Communications agreed to assume 100% of the Thai Bank Loan; and STT Communications and the Company agreed to fund the wind-down costs of i-STT Nation Limited. As of September 30, 2003, the Thai Bank Loan was repaid in full by STT Communications and the Company has funded its portion of wind-down costs incurred to date and expects to complete the wind-down effort by the end of 2003 (see Note 2). In addition, this arrangement was grandfathered under the provisions of FIN 45 as it was in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for the bank guarantee as of September 30, 2003.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under the terms of the Combination Agreement (see Note 2), the Company is contractually obligated to use commercially reasonable efforts to ensure that at all times from and after the closing of the Combination, until such time as neither STT Communications nor its affiliates hold the Company’s capital stock or debt securities (or the capital stock received upon conversion of the debt securities) received by STT Communications in connection with the Combination, that none of the Company’s capital stock issued to STT Communications is constituted as “United States real property interests” within the meaning of Section 897(c) of the Internal Revenue Code of 1986. Under Section 897(c) of the Code, the Company’s capital stock issued to STT Communications would generally constitute “United States real property interests” at such point in time that the fair market value of the “United States real property interests” owned by the Company equals or exceeds 50% of the sum of the aggregate fair market values of (a) the Company’s “United States real property interests,” (b) the Company’s interests in real property located outside the U.S., and (c) any other assets held by the Company which are used or held for use in the Company’s trade or business. The Company refers to this provision in the Combination Agreement as the FIRPTA covenant. Pursuant to the FIRPTA covenant, the Company may be forced to take commercially reasonable proactive steps to ensure the Company’s compliance with the FIRPTA covenant, including, but not limited to, (a) a sale-leaseback transaction with respect to all real property interests, or (b) the formation of a holding company organized under the laws of the Republic of Singapore which would issue shares of its capital stock in exchange for all of the Company’s outstanding stock (this reorganization would require the submission of that transaction to the Company’s stockholders for their approval and the consummation of that exchange). Currently, the Company is in compliance with the FIRPTA covenant. This arrangement was grandfathered under the provisions of FIN 45 as it was in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded related to non-compliance with the FIRPTA covenant as of September 30, 2003.

When as part of an acquisition the Company acquires all of the stock or all of the assets and liabilities of a company, we assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these liabilities as of September 30, 2003.

12. Comprehensive Loss

The components of comprehensive loss are as follows (in thousands) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss	$(19,718)	$(44,088)	$(66,474)	$(82,339)
Unrealized gain (loss) on available for sale securities	8	4	8	(16)
Foreign currency translation gain	486	6	58	427

Comprehensive loss	$(19,224)	$(44,078)	$(66,540)	$(81,928)

There were no significant tax effects on comprehensive loss for the three and nine months ended September 30, 2003 and 2002.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Due to the Combination (see Note 2), the Company acquired operations in Asia-Pacific effective December 31, 2002. As a result, the Company’s consolidated balance sheet as of September 30, 2003, includes certain assets based in Asia-Pacific. In addition, commencing in fiscal 2003, the Company’s consolidated statement of operations includes revenues and expenses from Asia-Pacific. In September 2001, the Company recorded a restructuring charge, primarily related to the Company’s revised European strategy, and as a result, wrote-off all of the Company’s European long-lived assets and began the process of winding down its development stage European operations.

The Company’s geographic statement of operations disclosures are as follows (in thousands) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Total revenues:
United States	$25,764	$20,187	$71,525	$58,385
Asia-Pacific	5,155	—	13,263	—

	$30,919	$20,187	$84,788	$58,385

Cost of revenues:
United States	$28,092	$26,217	$79,590	$78,881
Asia-Pacific	5,222	—	15,977	—
Europe	—	—	—	(282)

	$33,314	$26,217	$95,567	$78,599

Total loss from operations:
United States	$(10,761)	$(36,087)	$(39,706)	$(83,396)
Asia-Pacific	(3,525)	—	(11,633)	—
Europe	—	—	—	(681)

	$(14,286)	$(36,087)	$(51,339)	$(84,077)

The Company’s long-lived assets are located in the following geographic areas (in thousands) (unaudited)

	September 30, 2003	December 31, 2002
United States	$348,819	$389,369
Asia-Pacific	34,399	39,139

	$383,218	$428,508

Revenue from one customer accounted for 15% and 16%, respectively, of the Company’s revenues for the three and nine months ended September 30, 2003. Revenue from the same customer accounted for 19% of the Company’s revenues for the three and nine months ended September 30, 2002. No other single customer accounted for more than 10% of the Company’s revenues for the three and nine months ended September 30, 2003 and 2002. Accounts receivable from one customer accounted for 15% of the Company’s gross accounts receivable as of December 31, 2002. No other single customer accounted for more than 10% of the Company’s gross accounts receivables as of September 30, 2003 and December 31, 2002.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Restructuring Charges

2001 Restructuring Charge

In September 2001, the Company recorded a restructuring charge primarily related to the Company’s revised European strategy, as well as to exit several U.S. operating leaseholds. The European restructuring activity was largely completed during 2002. The Company continues to work on exiting from one remaining U.S. leasehold. A summary of the movement in the 2001 restructuring charge accrual from December 31, 2002 to September 30, 2003 is outlined as follows (in thousands) (unaudited):

	Accrued restructuring charge as of December 31, 2002	Non-cash charges	Cash payments	Accrued restructuring charge as of September 30, 2003
U.S. lease exit costs	$810	$—	$(576)	$234

	$810	$—	$(576)	$234

2002 Restructuring Charges

During 2002, the Company recorded restructuring charges to reflect, among other things, the Company’s ongoing efforts to exit or amend several unnecessary U.S. IBX expansion and headquarter office space operating leaseholds, to complete the Company’s European exit activities and for reductions in workforce of less than 10% in total employee headcount relating primarily to headquarter positions. The Company continues to work on an exit plan for one excess U.S. operating lease and expects to complete the exit of this U.S. operating lease within the next twelve months. Should it take longer to negotiate the exit of the remaining U.S. lease or the lease settlement amount exceeds the amounts estimated by management, the actual U.S. lease exit cost could exceed the amount estimated and an additional restructuring charge may be required.

The reductions in workforce undertaken in the second and fourth quarters of 2002, which represented a less than 10% reduction in workforce primarily in the Company’s headquarter functions, resulted in approximately $2.8 million of annual savings. The reductions in workforce were substantially completed in January 2003.

A summary of the movement in the 2002 restructuring charges accrual from December 31, 2002 to September 30, 2003 is outlined as follows (in thousands) (unaudited):

	Accrued restructuring charge as of December 31, 2002	Non-cash charges	Cash payments	Accrued restructuring charge as of September 30, 2003
Additional lease exit costs	$392	$—	$(184)	$208
Workforce reductions	456	—	(456)	—

	$848	$—	$(640)	$208

Acquired Restructuring Accruals

As a result of the Combination, the Company acquired several accruals related to restructuring activities from both i-STT and Pihana, which were commenced in 2002, but will not be completed until 2003. As of September 30, 2003, a total of $1,119,000 remains accrued for these restructuring activities (see Note 2).

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted the provisions of EITF 00-21 during the third quarter of 2003. The adoption of this statement has not had a material impact on the Company’s results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company is currently assessing the impact of the pronouncement on its consolidated financial statements, but believes that it will not have a material impact on the Company’s results of operations, financial position or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted the provisions of SFAS No. 149 during the third quarter of 2003. The adoption of this statement has not had a material impact on the Company’s results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. To date, the impact of the effective provisions of SFAS No. 150 have not had a material impact on the Company’s results of operations, financial position or cash flows. The Company continues to assess the possible impact of potential changes to this pronouncement as and when they are announced.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. Subsequent Events

In October 2003, the Company filed a shelf registration statement on Form S-3 that will enable the Company, or its selling stockholders, to sell shares of the Company’s common stock. The aggregate of the offering prices from this shelf registration statement will not exceed $150.0 million. The number of shares that may be sold pursuant to the shelf registration statement will vary depending on the share price of the Company’s common stock at the time of the sale.

In October 2003, a wholly-owned subsidiary of the Company entered into an asset sale agreement with an affiliated company of STT Communications (the “Buyer”), which is also a current customer of Equinix, in which (a) the Company exited from its IBX hub lease in Singapore that the Company acquired in the Pihana Acquisition (the “Pihana Singapore IBX Hub”) effective September 30, 2003, (b) the Buyer has entered into a new lease agreement directly with the landlord for the Pihana Singapore IBX Hub, (c) the Company sold the related assets located in and transferred certain agreements related to the operations of the Pihana Singapore IBX Hub to the Buyer for one Singapore dollar, (d) the Company contemporaneously entered into a separate colocation agreement for a smaller portion of space in the Pihana Singapore IBX Hub for 60 months in which the Company will be the customer of the Buyer and (e) the Buyer has agreed to procure additional IBX hub services in the Company’s other Singapore IBX hub that it acquired in the i-STT Acquisition (the “Singapore Asset Sale Agreement”). As a result of the Singapore Asset Sale Agreement, the Company surrendered several deposits related to the Pihana Singapore IBX Hub; however, this loss was offset by the write-off of the associated deferred rent and asset retirement obligation liabilities associated with the Pihana Singapore IBX Hub resulting in a nominal gain on asset sale, which will be recorded in the fourth quarter of 2003. As a result of this transaction, the Company will have only one primary IBX hub in Singapore (the one acquired in the i-STT Acquisition) rather than two.

In October 2003, the Company announced that it had entered into definitive agreements in which it would sublease a Sprint data center in Santa Clara and acquire certain related assets. The Company anticipates completing this proposed transaction with Sprint on December 1, 2003 subject to closing conditions contained in the definitive agreements. The Company is currently analyzing the accounting implications of this proposed transaction.

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

Overview

Equinix designs, builds and operates IBX hubs where Internet businesses place their equipment and their network facilities in order to interconnect with each other to improve Internet performance. Our IBX hubs and Internet exchange services enable network service providers, enterprises, content providers, managed service providers and other Internet infrastructure companies to directly connect with each other for increased performance. As of September 30, 2003, we had IBX hubs totaling an aggregate of more than one million gross square feet in the Washington, D.C., New York, Dallas, Chicago, Los Angeles, Honolulu and Silicon Valley areas in the United States and Singapore, Tokyo, Hong Kong and Sydney in the Asia-Pacific region.

Recent Developments. In October 2002, we entered into agreements to consummate a series of related acquisition and financing transactions. These transactions closed on December 31, 2002. Under the terms of these agreements, we combined our business with two similar businesses, that of i-STT Pte Ltd (“i-STT”) and Pihana Pacific, Inc. (“Pihana”). i-STT’s business was based in Singapore, with operations in Singapore and a joint venture in Thailand. During the quarter ended March 31, 2003, we recorded an adjustment to increase the goodwill acquired from the i-STT acquisition by $650,000 as a result of recording a liability related to our decision to wind-down the joint venture in Thailand. We completed the majority of this wind-down effort during the third quarter of 2003. Pihana’s business was based in Hawaii, with operations in Honolulu, Los Angeles, Hong Kong, Singapore, Tokyo, and Sydney. In connection with the acquisition of i-STT and Pihana, we issued approximately 3.5 million shares of our common stock and approximately 1.9 million shares of our Series A preferred stock. We refer to this transaction as the “combination”. In conjunction with the combination, we issued to i-STT’s former parent company, STT Communications Ltd. (“STT Communications”), a $30.0 million convertible secured note in exchange for cash. We refer to this transaction as the “financing”.

In April 2003, Equinix and certain of our subsidiaries and STT Communications entered into agreements with various entities affiliated with Crosslink Capital for a $10.0 million cash investment in Equinix in the form of additional convertible secured notes. This transaction closed in June 2003. We refer to this transaction as the “Crosslink financing”.

In October 2003, the Company announced that it had entered into definitive agreements in which it would sublease a Sprint data center in Santa Clara and acquire certain related assets. The Company anticipates completing this proposed transaction with Sprint on December 1, 2003 subject to closing conditions contained in the definitive agreements.

As of September 30, 2003, we had $25.2 million of cash, cash equivalents and short-term investments. We believe that this cash and our anticipated cash flow generated from operations, will be sufficient to meet our working capital, debt service and corporate overhead requirements associated with our operations for the next twelve months.

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

Risks and Uncertainties. Since inception, we have experienced operating losses and negative cash flow. As of September 30, 2003 we had an accumulated deficit of $418.1 million and accumulated cash used in operating and construction activities of $714.7 million. Given our limited operating history, we may not generate sufficient revenue to achieve desired profitability. We therefore believe that we will continue to experience operating losses for the foreseeable future, particularly from our newly-acquired operations in the Asia-Pacific region. See “Other Factors Affecting Operating Results”.

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

Critical Accounting Policies and Estimates

Equinix’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for Equinix include revenue recognition and allowance for doubtful accounts, accounting for income taxes, contingent liabilities, accounting for property and equipment, impairment of long-lived assets and consolidation, which are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in the Company’s 2002 Annual Report on Form 10-K/A filed on April 25, 2003.

Results of Operations

Three Months Ended September 30, 2003 and 2002

Revenues. Our revenues for the three months ended September 30, 2003 and 2002 were geographically comprised of the following (dollars in thousands):

	Three months ended September 30,
	2003	%	2002	%
U.S. revenues	$25,764	83%	$20,187	100%
Asia-Pacific revenues	5,155	17%	—	0%

Total revenues	$30,919	100%	$20,187	100%

Our geographic revenues for the three months ended September 30, 2003 and 2002 were split between the following revenue streams (dollars in thousands):

	Three months ended September 30,
	2003	%	2002	%
Recurring revenues:
U.S. recurring revenues	$24,246	78%	$15,936	79%
Asia-Pacific recurring revenues	4,113	14%	—	0%

	28,359	92%	15,936	79%

Non-recurring revenues:
U.S. non-recurring revenues	1,518	5%	4,251	21%
Asia-Pacific non-recurring revenues	1,042	3%	—	0%

	2,560	8%	4,251	21%

Total revenues	$30,919	100%	$20,187	100%

We recognized revenues of $30.9 million for the three months ended September 30, 2003, as compared to revenues of $20.2 million for the three months ended September 30, 2002. Included in revenues for the three months ended September 30, 2003, are the results of the two companies that we acquired on December 31, 2002, i-STT and Pihana, totaling $6.6 million. We segment our business geographically between the U.S. and Asia-Pacific.

U.S. Revenues. We recognized U.S. revenues of $25.8 million for the three months ended September 30, 2003 as compared to $20.2 million for the three months ended September 30, 2002. U.S. revenues consisted of recurring revenues of $24.2 million and $15.9 million, respectively, for the three months ended September 30, 2003 and 2002, a 52% increase. Recurring revenues consist primarily of colocation services, such as the leasing of cabinet space and power, plus interconnection and managed infrastructure services. U.S. recurring revenues for the three months ended September 30, 2003 includes $1.4 million of revenues generated from the two U.S. IBX hubs acquired from Pihana on December 31, 2002 located in Los Angeles and Honolulu. Excluding this revenue from the two acquired U.S. IBX hubs, the period over period growth in recurring revenues was primarily the result of an increase in orders from existing customers and growth in our customer base from 266 U.S. customers as of September 30, 2002 to 392 U.S. customers as of September 30, 2003. We expect our U.S. recurring revenues to continue to grow and remain our most significant source of revenue for the foreseeable future.

In addition, U.S. revenues consisted of non-recurring revenues of $1.5 million and $4.3 million, respectively, for the three months ended September 30, 2003 and 2002. Non-recurring revenues are primarily related to the recognized portion of deferred installation revenue, custom service revenues, equipment resale revenue and settlement fees associated with certain contract terminations. The period over period decrease in U.S. non-recurring revenues was primarily the result of $2.9 million of settlement fees received during the three months ended September 30, 2002 from customers that terminated their contracts. There were no settlement fees received in the U.S. during the three months ended September 30, 2003. Installation and service fees are recognized ratably over the term of the contract. Custom service revenues are recognized upon completion of the services. Settlement fees are recognized on a cash basis for prior unrecognized services when no remaining performance obligations exist. Excluding any settlement fees that we may recognize in the future, we expect our U.S. non-recurring revenues to decrease as a percent of our recurring revenues in the foreseeable future.

Asia-Pacific Revenues. As a result of the combination that closed on December 31, 2002, we recognized $5.2 million of revenues in Asia-Pacific during the three months ended September 30, 2003. Prior to the combination we generated no revenues from outside of the United States. Asia-Pacific revenues consisted of recurring revenues of $4.1 million, primarily from colocation and managed infrastructure services, and non-recurring revenues of $1.1 million for the three months ended September 30, 2003, which includes settlement fees of $534,000 from a customer that terminated its contract. Asia-Pacific revenues are generated from Singapore, Tokyo, Hong Kong and Sydney. Our Asia-Pacific revenues streams are similar to the revenue streams that we generate from our U.S. IBX hubs; however, our Singapore IBX hub has additional managed infrastructure service revenue streams, such as mail service and managed platform solutions, which we do not currently offer in any other IBX hub location.

Cost of Revenues. Cost of revenues increased to $33.3 million for the three months ended September 30, 2003 from $26.2 million for the three months ended September 30, 2002. Included in cost of revenues for the three months ended September 30, 2003, are the results of the two companies that we acquired on December 31, 2002, i-STT and Pihana, totaling $6.3 million.

U.S. Cost of Revenues. U.S. cost of revenues increased to $28.1 million for the three months ended September 30, 2003 as compared to $26.2 million for the three months ended September 30, 2002. U.S. cost of revenues included $12.5 million and $12.2 million, respectively, of depreciation expense and a $16,000 stock-based compensation credit for the three months ended September 30, 2003 and $49,000 of stock-based compensation expense for the three months ended September 30, 2002. During the quarter ended September 30, 2003, we also recorded accretion expense associated with our asset retirement obligation relating to our various leaseholds, which consist primarily of our IBX hub operating leases, as required by a new accounting standard that we were required to adopt during 2003. In addition to depreciation, stock-based compensation and accretion expense, cost of revenues consists primarily of rental payments for our leased IBX hubs, site employees’ salaries and benefits, utility costs, power and redundancy system engineering support services and related costs and security services, which we refer to as our cash cost of revenues. Included in the U.S. cost of revenues for the three months ended September 30, 2003, were the operating costs associated with the Los Angeles and Honolulu IBX hubs acquired from Pihana in the combination on December 31, 2002, which totaled $1.1 million ($1.0 million excluding depreciation). Excluding depreciation, stock-based compensation, accretion expense and the costs of operating the acquired U.S. IBX hubs, U.S. cost of revenues increased period over period to $14.6 million for the three months ended September 30, 2003 from $13.8 million for the three months ended September 30, 2002, a 6% increase. This increase is primarily attributable to an increase in operating costs associated with certain of our IBX hubs as a result of (a) higher property taxes for certain IBX hubs and (b) increasing utility costs in line with increasing revenues for certain IBX hubs. This overall increase in U.S. cost of revenues is partially offset by reduced costs associated with the San Jose ground lease of $1.0 million as a result of the option that we exercised in September 2002 to return approximately one-half of the land commencing in October 2002. Included in the overall increase in U.S. cost of revenues period over period, is approximately $1.0 million of incremental property tax fees. Excluding the impact of these incremental property tax fees, we continue to anticipate that our cost of revenues will increase in the foreseeable future as the occupancy levels in our U.S. IBX hubs increase, although as a percent of revenues, we anticipate our cost of revenues will decline until such time as we reach certain pre-determined levels of profitability.

Asia-Pacific Cost of Revenues. As a result of the combination that closed on December 31, 2002, we incurred an additional $5.2 million in cost of revenues from our Asia-Pacific IBX hub operations during the three months ended September 30, 2003. Included in this number is $1.1 million of depreciation expense. Excluding depreciation expense, our acquired cost of revenues totaled $4.1 million for Asia-Pacific, which we refer to as our cash cost of revenues. Our Asia-Pacific cash cost of revenues consist of the same type of cash costs that we incur in our U.S. IBX hub operations, namely rental payments for our leased IBX hubs, site employees’ salaries and benefits, utility costs, power and redundancy system engineering support services and related costs and security services. Our Asia-Pacific cash costs of revenues are generated in Singapore, Tokyo, Hong Kong and Sydney. There are several managed IT infrastructure service revenue streams unique to our Singapore IBX hub, such as mail service and managed platform solutions, that are more labor intensive than our service offerings in the United States.

As a result, our Singapore IBX hub has a greater number of employees than any of our other IBX hubs, and therefore, a greater labor cost relative to our other IBX hubs in the United States or other Asia-Pacific locations. We anticipate that our Asia-Pacific cash cost of revenues will experience moderate growth in the foreseeable future in relation to any revenue growth.

Sales and Marketing. Sales and marketing expenses increased to $4.8 million for the three months ended September 30, 2003 from $2.9 million for the three months ended September 30, 2002. Included in sales and marketing expenses for the three months ended September 30, 2003, are the results of the two companies that we acquired on December 31, 2002, i-STT and Pihana, totaling $2.0 million.

U.S. Sales and Marketing Expenses. U.S. sales and marketing expenses decreased to $2.8 million for the three months ended September 30, 2003 as compared to $2.9 million for the three months ended September 30, 2002. Included in U.S. sales and marketing expenses were $61,000 and $218,000, respectively, of stock-based compensation expense for the three months ended September 30, 2003 and 2002. Excluding stock-based compensation, U.S. sales and marketing expenses remained flat at $2.7 million for the three months ended September 30, 2003 and 2002. Excluding stock-based compensation, sales and marketing expenses consist primarily of cash compensation and related costs for sales and marketing personnel, sales commissions, bad debt expense, marketing programs, public relations, promotional materials and travel. We continue to closely monitor our spending in all areas of the Company. We expect to see a moderate increase in sales and marketing spending in the future, although as a percent of revenues, we anticipate a decline in sales and marketing spending until such time as we reach certain pre-determined levels of profitability.

Asia-Pacific Sales and Marketing Expenses. As a result of the combination that closed on December 31, 2002, we incurred an additional $2.0 million of sales and marketing expenses, comprised of $1.5 million in cash sales and marketing expenses from our Asia-Pacific operations during the three months ended September 30, 2003, and $518,000 of amortization expense. Our Asia-Pacific sales and marketing expenses consist of the same type of costs that we incur in our U.S. operations, namely compensation and related costs for sales and marketing personnel, sales commissions, bad debt expense, marketing programs, public relations, promotional materials and travel. Our Asia-Pacific sales and marketing expenses are generated in Singapore, Tokyo, Hong Kong and Sydney. We expect that our Asia-Pacific sales and marketing expenses will remain relatively flat in the foreseeable future. As a result of the combination that closed on December 31, 2002, we acquired several intangible assets that we amortize, namely the use of a tradename and certain customer contracts in Singapore valued at approximately $300,000 and $3.6 million, respectively. The tradename intangible asset is being amortized over one year and the customer contract intangible asset is being amortized over two years. As a result, we incurred a total of $518,000 of amortization expense during the three months ended September 30, 2003.

General and Administrative. General and administrative expenses decreased to $7.1 million for the three months ended September 30, 2003 from $8.2 million for the three months ended September 30, 2002. Included in general and administrative expenses for the three months ended September 30, 2003, are the results of the two companies that we acquired on December 31, 2002, i-STT and Pihana, totaling $1.4 million.

U.S. General and Administrative Expenses. U.S. general and administrative expenses decreased to $5.6 million for the three months ended September 30, 2003 as compared to $8.2 million for the three months ended September 30, 2002. Included in U.S. general and administrative expenses were $1.0 million and $1.9 million, respectively, of depreciation expense and $447,000 and $1.2 million, respectively, of stock-based compensation expense for the three months ended September 30, 2003 and 2002. Excluding depreciation and stock-based compensation expense, U.S. general and administrative expenses decreased to $4.3 million from $5.1 million, a 16% decrease. Cash general and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses such as our corporate headquarter office lease. This period over period decrease in U.S. cash general and administrative expenses is the result of an overall reduction in spending due to cost containment efforts, including staff reductions of less than 10% done in 2002; reduced costs due to the relocation of our corporate headquarters to Foster City, California, which resulted in savings of $267,000 and a general overall reduction in corporate discretionary spending. We continue to closely monitor our spending in all areas of the Company. In addition, as a percent of revenues, we anticipate a decline in U.S. cash general and administrative spending until such time as we reach certain pre-determined levels of profitability.

Asia-Pacific General and Administrative Expenses. As a result of the combination that closed on December 31, 2002, we incurred an additional $1.4 million in general and administrative expenses from our newly-acquired Asia-Pacific operations. Our Asia-Pacific general and administrative expenses, which included $114,000 of depreciation expense, consist of the same type of costs that we incur in our U.S. operations, namely salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. Our Asia-Pacific general and administrative expenses are generated in Singapore, Tokyo, Hong Kong and Sydney. Our Asia-Pacific headquarter office is located in Singapore. Most of the corporate overhead support functions that we have in the U.S. also reside in our Singapore office in order to support our Asia-Pacific operations. In addition, we have separate corporate office locations in Tokyo and Hong Kong. We expect that our Asia-Pacific general and administrative expenses will remain relatively flat or experience only moderate growth for the foreseeable future.

Restructuring Charge. We did not incur any restructuring charges during the three months ended September 30, 2003. During the three months ended September 30, 2002, we exercised the option to permanently terminate approximately one-half of the San Jose ground lease and permitted the landlord to unconditionally draw down the $25.0 million in letters of credit that we had on our balance sheet at the time. As a result, we recorded a restructuring charge of $19.0 million and prepaid rent expense for the remaining $6.0 million.

Interest Income. Interest income decreased to $46,000 from $179,000 for the three months ended September 30, 2003 and 2002, respectively. Interest income decreased due to lower cash, cash equivalent and short-term investment balances held in interest-bearing accounts and lower interest rates received on those invested balances.

Interest Expense. Interest expense decreased to $5.5 million from $8.2 million for the three months ended September 30, 2003 and 2002, respectively. The significant decrease in interest expense was primarily attributable to the retirement of $169.5 million of our 13% senior notes during 2002. In addition, we reduced the interest expense attributed to our credit facility due to a reduction in the principal balance outstanding and a reduction in the interest rates. However, these interest expense savings were partially offset by the approximately $2.2 million of non-cash interest expense associated with the $30.0 million 14% convertible secured note issued on December 31, 2002 as a result of the financing, and the $10.0 million 10% convertible secured note issued on June 5, 2003.

Income Taxes. A full valuation allowance is recorded against our deferred tax assets as management cannot conclude, based on available objective evidence, when it is more likely than not that the gross value of its deferred tax assets will be realized.

Nine Months Ended September 30, 2003 and 2002

Revenues. Our revenues for the nine months ended September 30, 2003 and 2002 were geographically comprised of the following (dollars in thousands):

	Nine months ended September 30,
	2003	%	2002	%
U.S. revenues	$71,525	84%	$58,385	100%
Asia-Pacific revenues	13,263	16%	—	0%

Total revenues	$84,788	100%	$58,385	100%

Our geographic revenues for the nine months ended September 30, 2003 and 2002 were split between the following revenue streams (dollars in thousands):

	Nine months ended September 30,
	2003	%	2002	%
Recurring revenues:
U.S. recurring revenues	$66,793	79%	$47,777	82%
Asia-Pacific recurring revenues	11,668	14%	—	0%

	78,461	93%	47,777	82%

Non-recurring revenues:
U.S. non-recurring revenues	4,732	5%	10,608	18%
Asia-Pacific non-recurring revenues	1,595	2%	—	0%

	6,327	7%	10,608	18%

Total revenues	$84,788	100%	$58,385	100%

We recognized revenues of $84.8 million for the nine months ended September 30, 2003, as compared to revenues of $58.4 million for the nine months ended September 30, 2002. Included in revenues for the nine months ended September 30, 2003, are the results of the two companies that we acquired on December 31, 2002, i-STT and Pihana, totaling $16.8 million. We segment our business geographically between the U.S. and Asia-Pacific.

U.S. Revenues. We recognized U.S. revenues of $71.5 million for the nine months ended September 30, 2003 as compared to $58.4 million for the nine months ended September 30, 2002. U.S. revenues consisted of recurring revenues of $66.8 million and $47.8 million, respectively, for the nine months ended September 30, 2003 and 2002, a 40% increase. Recurring revenues consist primarily of colocation services, such as the leasing of cabinet space and power, plus interconnection and managed infrastructure services. U.S. recurring revenues for the nine months ended September 30, 2003 includes $3.6 million of revenues generated from the two U.S. IBX hubs acquired from Pihana on December 31, 2002 located in Los Angeles and Honolulu. Excluding this revenue from the two acquired U.S. IBX hubs, the period over period growth in recurring revenues was primarily the result of an increase in orders from existing customers and growth in our customer base from 266 U.S. customers as of September 30, 2002 to 392 U.S. customers as of September 30, 2003. We expect our U.S. recurring revenues to continue to grow and remain our most significant source of revenue for the foreseeable future.

In addition, U.S. revenues consisted of non-recurring revenues of $4.7 million and $10.6 million, respectively, for the nine months ended September 30, 2003 and 2002. Non-recurring revenues are primarily related to the recognized portion of deferred installation revenue, custom service revenues, equipment resale revenue and settlement fees associated with certain contract terminations. The period over period decrease in U.S. non-recurring revenues was primarily the result of $2.9 million of equipment resale revenue recognized during the nine months ended September 30, 2002 and $4.8 million in settlement fees from customers to terminate their contract. There were no equipment resale transactions during the nine months ended September 30, 2003; however, we received $1.2 million of settlement fees during the nine months ended September 30, 2003, primarily as a result of bankruptcy court-mandated payments from both Worldcom and Excite@home. In February and March 2002, we entered into equipment reseller agreements with two related party companies and sold $2.9 million of equipment during the nine months ended September 30, 2002. Due to the low margins involved in reselling equipment, we are no longer actively pursuing equipment resale transactions, and as a result, we do not anticipate significant equipment resale revenues in the future. Installation and service fees are recognized ratably over the term of the contract. Custom service revenues are recognized upon completion of the services. Settlement fees are recognized on a cash basis for prior unrecognized services when no remaining performance obligations exist. Excluding any settlement fees that we may recognize in the future, we expect our U.S. non-recurring revenues to decrease as a percent of our recurring revenues in the foreseeable future.

Asia-Pacific Revenues. As a result of the combination that closed on December 31, 2002, we recognized $13.3 million of revenues in Asia-Pacific during the nine months ended September 30, 2003. Prior to the combination we generated no revenues from outside of the United States. Asia-Pacific revenues consisted of recurring revenues of $11.7 million, primarily from colocation and managed infrastructure services, and non-recurring revenues of $1.6 million for the nine months ended September 30, 2003, which includes settlement fees of $534,000 from a customer that terminated its contract. Asia-Pacific revenues are generated from Singapore, Tokyo, Hong Kong and Sydney. Our Asia-Pacific revenues streams are similar to the revenue streams that we generate from our U.S. IBX hubs; however, our Singapore IBX hub has additional managed infrastructure service revenue streams, such as mail service and managed platform solutions, which we do not currently offer in any other IBX hub location.

Cost of Revenues. Cost of revenues increased to $95.6 million for the nine months ended September 30, 2003 from $78.6 million for the nine months ended September 30, 2002. Included in cost of revenues for the nine months ended September 30, 2003, are the results of the two companies that we acquired on December 31, 2002, i-STT and Pihana, totaling $18.9 million.

U.S. Cost of Revenues. U.S. cost of revenues increased to $79.6 million for the nine months ended September 30, 2003 as compared to $78.6 million for the nine months ended September 30, 2002. U.S. cost of revenues included $37.3 million and $35.1 million, respectively, of depreciation expense and $49,000 and $216,000, respectively, of stock-based compensation expense for the nine months ended September 30, 2003 and 2002. During the nine months ended September 30, 2003, we also recorded $485,000 of accretion expense associated with our asset retirement obligation relating to our various leaseholds, which consist primarily of our IBX hub operating leases, as required by a new accounting standard that we were required to adopt during 2003. In addition to depreciation, stock-based compensation and accretion expense, cost of revenues consists primarily of rental payments for our leased IBX hubs, site employees’ salaries and benefits, utility costs, power and redundancy system engineering support services and related costs and security services, which we refer to as our cash cost of revenues. Furthermore, U.S. cost of revenues included the costs associated with the $2.9 million of equipment resale revenue that we recorded for the nine months ended September 30, 2002. We recorded no equipment resale revenue for the nine months ended September 30, 2003. Included in the U.S. cost of revenues for the nine months ended September 30, 2003, were the operating costs associated with the Los Angeles and Honolulu IBX hubs acquired from Pihana in the combination on December 31, 2002, which totaled $2.9 million ($2.5 million excluding depreciation). Excluding depreciation, stock-based compensation, accretion expense, the costs of equipment resales and the costs of operating the acquired U.S. IBX hubs, U.S. cost of revenues decreased period over period to $39.2 million for the nine months ended September 30, 2003 from $40.5 million for the nine months ended September 30, 2002, a 3% decrease. This decrease is primarily the result of reduced costs associated with the San Jose ground lease of $3.6 million as a result of the option that we exercised in September 2002 to return approximately one-half of the land commencing in October 2002; however, these decrease is partially offset by an increase in operating costs associated with certain of our IBX hubs as a result of (a) higher property taxes for certain IBX hubs and (b) increasing utility costs in line with increasing revenues for certain IBX hubs. Included in the overall increase in U.S. cost of revenues period over period, is approximately $1.0 million of incremental property tax fees. Excluding the impact of these incremental property tax fees, we continue to anticipate that our cost of revenues will increase in the foreseeable future as the occupancy levels in our U.S. IBX hubs increase, although as a percent of revenues, we anticipate our cost of revenues will decline until such time as we reach certain pre-determined levels of profitability.

Asia-Pacific Cost of Revenues. As a result of the combination that closed on December 31, 2002, we incurred an additional $16.0 million in cost of revenues from our Asia-Pacific IBX hub operations during the nine months ended September 30, 2003. Included in this number is $3.6 million of depreciation expense. Excluding depreciation expense, our acquired cost of revenues totaled $12.4 million for Asia-Pacific, which we refer to as our cash cost of revenues. Our Asia-Pacific cash cost of revenues consist of the same type of cash costs that we incur in our U.S. IBX hub operations, namely rental payments for our leased IBX hubs, site employees’ salaries and benefits, utility costs, power and redundancy system engineering support services and related costs and security services. Our Asia-Pacific cash costs of revenues are generated in Singapore, Tokyo, Hong Kong and Sydney. There are several managed IT infrastructure service revenue streams unique to our Singapore IBX hub, such as mail service and managed platform solutions, that are more labor intensive than our service offerings in the United States. As a result, our Singapore IBX hub has a greater number of employees than any of our other IBX hubs, and therefore, a greater labor cost relative to our other IBX hubs in the United States or other Asia-Pacific locations. We anticipate that our Asia-Pacific cash cost of revenues will experience moderate growth in the foreseeable future in relation to any revenue growth.

Sales and Marketing. Sales and marketing expenses increased to $14.2 million for the nine months ended September 30, 2003 from $12.2 million for the nine months ended September 30, 2002. Included in sales and marketing expenses for the nine months ended September 30, 2003, are the results of the two companies that we acquired on December 31, 2002, i-STT and Pihana, totaling $4.9 million.

U.S. Sales and Marketing Expenses. U.S. sales and marketing expenses decreased to $9.3 million for the nine months ended September 30, 2003 as compared to $12.2 million for the nine months ended September 30, 2002. Included in U.S. sales and marketing expenses were $243,000 and $802,000, respectively, of stock-based compensation expense for the nine months ended September 30, 2003 and 2002. During the nine months ended September 30, 2002, we recorded $2.3 million in bad debt expense, a substantial increase from the amount we typically expense (we recorded $49,000 of U.S. bad debt expense for the nine months ended September 30, 2003). The amount of bad debt expense that we recorded in the prior period was primarily the result of write-offs or full reserves of aged receivables associated with several customers, including Teleglobe, which had filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code last year. Excluding stock-based compensation and bad debt expense, U.S. sales and marketing expenses remained flat at $9.0 million for the nine months ended September 30, 2003 and 2002. Excluding stock-based compensation and bad debt expense, sales and marketing expenses consist primarily of cash compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. We continue to closely monitor our spending in all areas of the Company. We expect to see a moderate increase in sales and marketing spending in the future, although as a percent of revenues, we anticipate a decline in sales and marketing spending until such time as we reach certain pre-determined levels of profitability.

Asia-Pacific Sales and Marketing Expenses. As a result of the combination that closed on December 31, 2002, we incurred an additional $4.9 million of sales and marketing expenses, comprised of $3.3 million in cash sales and marketing expenses from our Asia-Pacific operations during the nine months ended September 30, 2003, and $1.6 million of amortization expense. Our Asia-Pacific sales and marketing expenses consist of the same type of cash costs that we incur in our U.S. operations, namely compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. Our Asia-Pacific sales and marketing expenses are generated in Singapore, Tokyo, Hong Kong and Sydney. We expect that our Asia-Pacific cash sales and marketing expenses will remain relatively flat in the foreseeable future. As a result of the combination that closed on December 31, 2002, we acquired several intangible assets that we amortize, namely the use of a tradename and certain customer contracts in Singapore valued at approximately $300,000 and $3.6 million, respectively. The tradename intangible asset is being amortized over one year and the customer contract intangible asset is being amortized over two years. As a result, we incurred a total of $1.6 million of amortization expense during the nine months ended September 30, 2003.

General and Administrative. General and administrative expenses increased to $26.4 million for the nine months ended September 30, 2003 from $22.7 million for the nine months ended September 30, 2002. Included in general and administrative expenses for the nine months ended September 30, 2003, are the results of the two companies that we acquired on December 31, 2002, i-STT and Pihana, totaling $6.3 million.

U.S. General and Administrative Expenses. U.S. general and administrative expenses decreased to $21.6 million for the three months ended September 30, 2003 as compared to $22.7 million for the three months ended September 30, 2002. Included in U.S. general and administrative expenses were $4.5 million and $4.4 million, respectively, of depreciation expense and $1.9 million and $4.6 million, respectively, of stock-based compensation expense for the nine months ended September 30, 2003 and 2002. In addition, general and administrative expenses for the nine months ended September 30, 2003, included $1.5 million of costs associated with a corporate headquarter office acquired from Pihana on December 31, 2002 located in Honolulu. This office was closed as of June 30, 2003. Excluding depreciation, stock-based compensation expense and the costs of the acquired Honolulu office, U.S. general and administrative expenses remained flat at $13.7 million for the nine months ended September 30, 2003 and 2002. Cash general and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses such as our corporate headquarter office lease. U.S. cash general and administrative expenses for the nine months ended September 30, 2002 included the elimination of a corporate bonus program, which resulted in savings during this period of $990,000. Excluding the effects of this particular item, U.S. cash general and administrative expenses decreased period over period by 7%. This period over period decrease in U.S. cash general and administrative expenses is the result of an overall reduction in spending due to cost containment efforts, including staff reductions of less than 10% done in 2002; reduced costs due to the relocation of our corporate headquarters to Foster City, California, which resulted in savings of $358,000 and a general reduction in corporate discretionary spending. We continue to closely monitor our spending in all areas of the Company. In addition, as a percent of revenues, we anticipate a decline in U.S. cash general and administrative spending until such time as we reach certain pre-determined levels of profitability.

Asia-Pacific General and Administrative Expenses. As a result of the combination that closed on December 31, 2002, we incurred an additional $4.7 million in general and administrative expenses from our newly-acquired Asia-Pacific operations. Our Asia-Pacific general and administrative expenses, which included $359,000 of depreciation expense, consist of the same type of costs that we incur in our U.S. operations, namely salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. Our Asia-Pacific general and administrative expenses are generated in Singapore, Tokyo, Hong Kong and Sydney. Our Asia-Pacific headquarter office is located in Singapore. Most of the corporate overhead support functions that we have in the U.S. also reside in our Singapore office in order to support our Asia-Pacific operations. In addition, we have separate corporate office locations in Tokyo and Hong Kong. We expect that our Asia-Pacific general and administrative expenses will remain relatively flat or experience only moderate growth for the foreseeable future.

Restructuring Charge. We did not incur any restructuring charges during the nine months ended September 30, 2003. During the nine months ended September 30, 2002, we recorded restructuring charges of $29.0 million. The restructuring charges consisted of (a) a $5.0 million option fee paid in May 2002 related to the amendment of our approximately 80 acre ground lease in San Jose, California from which we subsequently elected to exercise the option to permanently exclude 40 acres commencing October 1, 2002; (b) a write-off of property and equipment of $2.6 million, primarily leasehold improvements and some equipment, located in two unnecessary U.S. IBX expansion and headquarter office space operating leaseholds we had decided to exit and that do not currently provide any ongoing benefit; (c) a write-off of two U.S. letters of credit totaling $750,000 related to one U.S. operating leasehold we had committed to exit; (d) an accrual of $1.0 million related to the remaining estimated European exit costs; (e) an accrual of $500,000 severance charges related to a less than 10% reduction in workforce in an effort to reduce the cost structure of our corporate headquarter function; (f) an accrual of $115,000 related to additional U.S. leasehold exit costs and (g) a partial write-off of two letters of credit totaling in the amount of $19.0 million related to the exercise of the option to permanently terminate approximately one-half of the San Jose ground lease.

Interest Income. Interest income decreased to $182,000 from $961,000 for the nine months ended September 30, 2003 and 2002, respectively. Interest income decreased due to lower cash, cash equivalent and short-term investment balances held in interest-bearing accounts and lower interest rates received on those invested balances.

Interest Expense. Interest expense decreased to $15.3 million from $26.4 million for the nine months ended September 30, 2003 and 2002, respectively. The significant decrease in interest expense was primarily attributable to the retirement of $169.5 million of our 13% senior notes during 2002. In addition, we reduced the interest expense attributed to our credit facility due to a reduction in the principal balance outstanding and a reduction in the interest rates. However, these interest expense savings were partially offset by the approximately $5.0 million of non-cash interest expense associated with the $30.0 million 14% convertible secured note issued on December 31, 2002 as a result of the financing, and the $10.0 million 10% convertible secured note issued on June 5, 2003.

Gain on Debt Extinguishment. During the nine months ended September 30, 2002, the Company retired $52.8 million of its 13% senior notes in exchange for approximately 500,000 shares of our common stock and approximately $2.5 million of cash. As a result of these transactions, we recognized a $27.2 million net gain on debt extinguishment, after deducting transaction costs, interest waived and allocation of unamortized debt issuance costs and debt discount. We extinguished no senior notes during the nine months ended September 30, 2003.

Income Taxes. A full valuation allowance is recorded against our deferred tax assets as management cannot conclude, based on available objective evidence, when it is more likely than not that the gross value of its deferred tax assets will be realized.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital requirements primarily through the issuance of senior notes, the private sale of preferred stock, our initial public offering, our credit facility, which was later amended, our convertible secured notes, our combination with i-STT and Pihana and various types of debt facilities and capital lease obligations, for aggregate gross proceeds of approximately $909.2 million. As of September 30, 2003, our total indebtedness from our senior notes, credit facility and other debt facilities and capital lease obligations was $166.9 million, including our $30.0 million convertible secured non-cash interest pay note issued in December 2002 and the $10.0 million convertible secured non-cash interest pay notes issued in connection with the Crosslink financing in June 2003.

As of September 30, 2003, our principal source of liquidity was approximately $25.2 million in cash, cash equivalents and short-term investments.

Uses of Cash

Net cash used in our operating activities was $20.3 million for the nine months ended September 30, 2003 of which $16.4 million was related to the payment of accrued restructuring charges, accrued merger and financing costs and aged payables related to the combination, financing and senior note exchange. Net cash used in our operations was $29.7 million for the nine months ended September 30, 2002. We used cash during this period primarily to fund our net loss, including cash interest payments on senior notes and our credit facility.

Net cash used in investing activities was $4.2 million and $6.5 million for the nine months ended September 30, 2003 and 2002, respectively. Net cash used in investing activities during the nine months ended September 30, 2003 was primarily for capital expenditures and the purchase of $3.5 million of short-term investments; however, this was substantially offset by the release of restricted cash to fund a cash interest payment on our senior notes in January 2003. Net cash used in investing activities for the nine months ended September 30, 2002 was primarily attributable to the liquidation of accrued construction costs for the New York metropolitan area IBX hub, which opened during the first quarter of 2002, partially offset by the sale of some of our short-term investments. The amount of cash used in investing activities has decreased substantially as we have now completed our current IBX hub rollout plan.

Net cash provided by financing activities was $5.0 million for the nine months ended September 30, 2003. Net cash used in financing activities was $13.7 million for the nine months ended September 30, 2002. Net cash provided by financing activities during the nine months ended September 30, 2003 was primarily the result of the $10.0 million in proceeds from the Crosslink financing, partially offset by payments of our various debt facilities and capital lease obligations. Net cash used in financing activities during the nine months ended September 30, 2002 was primarily attributable to the scheduled monthly payments of our debt facilities and capital lease obligations, a $5.0 million repayment on our credit facility and the principal repayment of $2.5 million of our senior notes and the costs associated with the exchange of the senior notes.

Debt Obligations

As of September 30, 2003, our total indebtedness from our senior notes, credit facility, convertible secured notes and debt facilities and capital lease obligations was $166.9 million, as follows:

Senior Notes. In December 1999, we issued $200.0 million aggregate principal amount of 13% senior notes due 2007. During 2002, we retired $169.5 million of the senior notes in exchange for approximately 2.4 million shares of common stock and approximately $21.3 million of cash. As of September 30, 2003, a total of $30.5 million of senior note principal remains outstanding.

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

As of September 30, 2003, a total of $90.5 million of credit facility principal remains outstanding.

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

As of September 30, 2003, a total of $41.4 million of convertible secured notes were outstanding.

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

In August 1999, we entered into a loan agreement with Venture Lending and Leasing in the amount of $10.0 million and fully drew down on this amount. This loan agreement bears interest at 8.5% and was repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. In October 2002, we amended the loan agreement to secure certain short-term cash deferment benefits. Under the terms of this amendment, we extended the maturity of the loan by 24 months and amortized the remaining principal balance and related balloon interest payment over this amended period ending March 1, 2005. In exchange, the Company issued new warrants and re-priced the original warrants. As of September 30, 2003, principal of $984,000 remained outstanding.

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

In June 2001, we entered into a loan agreement with Heller Financial Leasing in the amount of $5.0 million and fully drew down on this amount. This loan agreement bears interest at 13.0% and is repayable over 36 months. In August 2002, we amended this loan to secure certain short-term cash deferment. Under the amended terms of this loan agreement, we extended the maturity of the loan by nine months. Commencing September 2002, we began to benefit from the reduction in monthly payments over the following 14 months thereby deferring approximately $1.2 million of principal payments. Commencing November 2003, the deferred principal payments will be repaid over the remaining 17 months of the loan ending March 2005. As of September 30, 2003, principal of $2.9 million remained outstanding.

In December 2002, in conjunction with our merger with Pihana, we acquired multiple capital leases with Orix. The original amount financed was approximately $3.5 million. These capital lease arrangements bear interest at an average rate of 6.4% per annum and are repayable over 30 months. As of September 30, 2003, principal of $652,000 remained outstanding.

Debt Maturities and Operating Lease Commitments

We lease our IBX hubs and certain equipment under non-cancelable operating lease agreements expiring through 2020. The following represents the minimum future operating lease payments for these commitments, as well as the combined aggregate maturities for all of our debt as of September 30, 2003 (unaudited) (in thousands):

	Debt facilities & capital lease obligations	Credit facility	Senior notes	Convertible secured notes	Operating leases	Total
2003	$864	$990	$—	$—	$5,090	$6,944
2004	2,907	11,981	—	—	25,100	39,988
2005	729	77,548	—	—	28,220	106,497
2006	—	—	—	—	28,935	28,935
2007	—	—	30,475	41,400	29,224	101,099
2008 and thereafter	—	—	—	—	207,704	207,704

	$4,500	$90,519	$30,475	$41,400	$324,273	$491,167

As of September 30, 2003, we had capital expenditure commitments of approximately $3.5 million related to a small expansion of our Singapore IBX hub, which we expect to fund during the fourth quarter of 2003 and first quarter of 2004. We believe that our cash on hand and the anticipated cash flow generated from operations, will be sufficient to meet our working capital, debt service and corporate overhead requirements associated with our operations for the next twelve months.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted the provisions of EITF 00-21 during the third quarter of 2003. The adoption of this statement has not had a material impact on our results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. We are currently assessing the impact of the pronouncement on our consolidated financial statements, but believe that it will not have a material impact on our results of operations, financial position or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We adopted the provisions of SFAS No. 149 during the third quarter of 2003. The adoption of this statement has not had a material impact on our results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. To date, the impact of the effective provisions of SFAS No. 150 have not had a material impact on our results of operations, financial position or cash flows. We continue to assess the possible impact of potential changes to this pronouncement as and when they are announced.

Other Factors Affecting Operating Results

In addition to the other information in this report, the following risk factors should be considered carefully in evaluating our business and us:

Risks Related to Our Business

We have a limited operating history and the market for our services is still in its early stages.

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

Equinix’s, i-STT’s and Pihana’s businesses have incurred substantial losses in the past, may continue to incur additional losses in the future and will not be profitable until the combined company reverses this trend.

Equinix incurred losses of approximately $21.6 million for 2002 (this includes the benefit of a gain on debt extinguishment of $114.2 million), i-STT incurred losses of approximately $8.0 million for 2002 and Pihana incurred losses of approximately $148.5 million for the same period. For the nine months ended September 30, 2003, the combined company incurred additional losses of $66.5 million. Until the quarter ended September 30, 2003, the combined company did not generate cash from operations. Even if the combined company achieves profitability, given the competitive and evolving nature of the industry in which it operates, the combined company may not be able to sustain or increase profitability on a quarterly or annual basis.

We expect our operating results to fluctuate.

Equinix has experienced fluctuations in its results of operations on a quarterly and annual basis. The fluctuation in our operating results may cause the market price of our common stock to decline. We expect to experience significant fluctuations in our operating results in the foreseeable future due to a variety of factors, including:

•	demand for space and services at our IBX hubs;

•	changes in general economic conditions and specific market conditions in the telecommunications and Internet industries;

•	the provision of customer discounts and credits;

•	the mix of current and proposed products and services and the gross margins associated with our products and services;

•	competition in the markets;

•	conditions related to international operations;

•	the operating costs attributable to our real and personal property tax obligations related to our IBX hubs;

•	the timing and magnitude of capital expenditures and expenses related to the expansion of sales, marketing, operations and acquisitions, if any, of complementary businesses and assets; and

•	the cost and availability of adequate public utilities, including power.

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

We have significant debt and we may not generate sufficient cash flow to meet our debt service obligations and repay our indebtedness.

As of September 30, 2003, our total debt consists primarily of the following:

•	a total of $30.5 million principal amount of senior notes;

•	a total of $90.5 million principal amount of loans under our credit facility;

•	a total of $41.4 million of convertible secured notes; and

•	approximately $4.5 million of other outstanding debt facilities and capital lease obligations.

Our credit facility matures in December of 2005 and the convertible secured notes and our senior notes mature in December of 2007. Each of these obligations require significant amounts of liquidity. In 2004, we are required to make $12.0 million in principal payments to our senior lenders, and in 2005 we are required to pay our senior lenders approximately $77.0 million in principal. If we are unable to meet our debt service obligations our lenders could require immediate repayment of all amounts outstanding.

We do not have sufficient cash reserves to repay such amounts and we would need to obtain additional financing to repay our lenders.

Our ability to arrange additional financing and the cost of this financing will depend upon many factors, including:

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

If we need additional funds, our inability to raise them will have an adverse effect on our operations, including our lenders’ ability to foreclose on substantially all of our assets. If we decide to raise additional funds by incurring debt, we may become subject to additional or more restrictive financial covenants and ratios.

The amount of our debt could have other important consequences, including:

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

If we cannot generate sufficient additional revenue we may not be able to meet our debt service obligations when due

We are subject to restrictive covenants under our credit agreements that limit our flexibility in managing our business.

Our credit agreements require that we maintain specific financial ratios and comply with covenants, including a monthly cash covenant, and contain numerous restrictions on our ability to incur debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions. Furthermore, our existing financial arrangements are, and future financing arrangements are likely to be, secured by substantially all of our assets. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements. A default, if not waived by our lenders, could result in the acceleration of outstanding indebtedness and cause our debt to become immediately due and payable. If an acceleration occurs, we will not be able to repay our debt, and it is unlikely that we will be able to borrow sufficient additional funds to refinance our debt. Even if new financing is made available to us, it may not be available on terms acceptable to us.

If we cannot effectively integrate and manage international operations, our revenues may not increase and our business and results of operations would be harmed.

In 2002, our sales outside North America represented less than 1% of our revenues, i-STT’s sales outside North America represented approximately 100% of its revenues and Pihana’s sales outside North America represented approximately 45% of its revenues. For the nine months ended September 30, 2003, the combined company recognized 16% of its revenues outside North America. We anticipate that, for the foreseeable future, approximately 15% to 20% of the combined company’s revenues will be derived from sources outside North America. Our management team is comprised primarily of Equinix executives before the combination, some of whom have had limited or no experience overseeing international operations.

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

As of September 30, 2003, STT Communications owns approximately 26% of our outstanding voting stock. In addition, STT Communications is not prohibited from buying shares of our stock in public or private transactions. Because of the diffuse ownership of our stock, STT Communications has significant influence over matters requiring our stockholder approval. Following the expiration of restrictions on STT Communications preventing it from converting its convertible secured notes and warrants into voting stock if, as a result, STT Communications will own more than 40% of our voting stock, STT Communications will effectively control the company and the election of directors to our board of directors. STT also has a right of first offer which entitles them to participate in an offering of our equity securities, or securities convertible into our equity securities, to maintain their ownership percentage prior to such offering. Upon the expiration of these restrictions, STT Communications will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could prevent or delay a third party from acquiring or merging with us.

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

A significant number of shares of our capital stock have been issued in the past 12 months and may be sold in the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

We issued a large number of shares of our capital stock to the former Pihana stockholders, STT Communications, and holders of our senior notes in connection with the combination, financing and senior note exchange and to Crosslink Capital in connection with the Crosslink financing. The shares of common stock issued in the senior note exchange may be sold into the public market immediately following the closing of the exchange. The shares of common stock issued in connection with the combination have been registered for resale as of June 30, 2003 and the shares of common stock issued upon exercise of the warrants issued in connection with the Crosslink financing have been registered for resale as of September 22, 2003. Subject to the restrictions described in our proxy statement dated December 12, 2002, the senior notes and warrants issued in connection with the financing and the Crosslink financing are immediately convertible or exercisable into shares of common stock and the underlying shares of common stock may be registered for resale. On October 14, 2003 we filed a shelf registration statement to sell up to $150,000,000 of shares of our common stock from time to time. Sales of a substantial number of shares of our common stock by these parties or pursuant to the shelf registration statement within any narrow period of time could cause our stock price to fall. In addition, the issuance of the additional shares of our common stock as a result of these transactions will reduce our earnings per share, if any. This dilution could reduce the market price of our common stock unless and until we achieve revenue growth or cost savings and other business economies sufficient to offset the effect of this issuance. There can be no assurance that we will achieve revenue growth, cost savings or other business economies.

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

Our IBX hubs are susceptible to regional costs of power, electrical power shortages, planned or unplanned power outages caused by these shortages such as those that occurred in California during 2001 and in the Northeast in 2003, and limitations, especially internationally, of adequate power resources. The overall power shortage in California has increased the cost of energy, which we may not be able to pass on to our customers. We attempt to limit exposure to system downtime by using backup generators and power supplies. Power outages, which last beyond our backup and alternative power arrangements, could harm our customers and our business.

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

We have several short-term leases on our IBX hubs that are located outside of North America. Upon their expiration, we may not be able to renew our leases under reasonable terms, if at all and may have to relocate our IBX hubs to other facilities. A relocation of any IBX hub could result in service interruptions and significant additional expenses. In addition, seeking a new facility could divert management’s attention and our resources.

We may make acquisitions, which pose integration and other risks that could harm our business.

We may seek to acquire complementary businesses, products, services and technologies. As a result of these acquisitions, we may be required to incur additional debt and expenditures and issue additional shares of our stock to pay for the acquired business, product, service or technology, which will dilute existing stockholders’ ownership interest in the combined company and may delay, or prevent, our profitability. In addition, if we fail to successfully integrate and manage acquired businesses, products, services and technologies, our business and financial results would be harmed.

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

Acceptance and use of the Internet may not continue to develop at historical rates and a sufficiently broad base of consumers may not adopt or continue to use the Internet and other online services as a medium of commerce. Demand for Internet services and products are subject to a high level of uncertainty and are subject to significant pricing pressure, especially in Asia-Pacific. In addition, even if consumers do adopt and continue to use online services, we do not expect a significant increase in revenues until the economy begins to improve generally. As a result, we cannot be certain that a viable market for our IBX hubs will materialize. If the market for our IBX hubs grows more slowly than we currently anticipate, our revenues will not grow and our operating results will suffer. If we cannot grow revenues while reducing costs we may not be able to meet our debt service obligations when due. If we are unable to meet our debt service obligations our lenders could require immediate repayment of all amounts outstanding, and we do not have sufficient cash reserves to repay such amounts.

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

An immediate 10% increase or decrease in current interest rates would furthermore not have a material impact to our debt obligations due to the fixed nature of our long-term debt obligations, except for the interest expense associated with our credit facility, which bears interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR. As of September 30, 2003, the credit facility had an effective interest rate of 5.92%. The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but does not impact our earnings or cash flows.

The fair market value of our senior notes is based on quoted market prices. The estimated fair value of our senior notes as of September 30, 2003 was approximately $5.5 million.

Foreign Currency Risk

Prior to December 31, 2002, all of our recognized revenue had been denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations had been minimal. However, commencing in fiscal 2003, as a result of the combination, approximately 15% to 20% of our revenues and approximately 15% to 20% of our costs will be in the Asia-Pacific region, and a large portion of those revenues and costs will be denominated in a currency other than the U.S. dollar, primarily the Singapore dollar, Japanese yen and Hong Kong and Australian dollars. As a result, our operating results and cash flows will be impacted due to currency fluctuations relative to the U.S. dollar.

Furthermore, to the extent that our international sales are denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our services less competitive in the international markets. Although we will continue to monitor our exposure to currency fluctuations, and when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, there can be no assurance that exchange rate fluctuations will not adversely affect our financial results in the future.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.1††	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.

3.2††	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.

3.3†	Bylaws of the Registrant.

3.4†††††	Certificate of Amendment of the Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2**	Form of Registrant’s Common Stock certificate.

4.6*	Common Stock Registration Rights Agreement (See Exhibit 10.3).

4.9*	Amended and Restated Investors’ Rights Agreement (See Exhibit 10.6).

4.10†	Registration Rights Agreement (See Exhibit 10.75).

10.1*	Indenture, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as trustee).

10.2*	Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).

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

10.61†	Tenancy Agreement over units #06-01, #06-05, #06-06, #06-07 and #06-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.62†	Tenancy Agreement over units #05-05, #05-06, #05-07 and #05-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.63†	Tenancy Agreement over units #03-01 and #03-02 of Block 28 Ayer Rajah Crescent, Singapore 139959.

10.64†	Tenancy Agreement over units #05-01, #05-02, #05-03 and #05-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.65†	Tenancy Agreement over units #03-05, #03-06, #03-07 and #03-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.68†	General Factory Lease Agreement dated February 21, 2001.

10.69†	Lease Agreement with Downtown Properties, LLC dated April 10, 2000, as amended.

10.70†	Lease Agreement with Comfort Development Limited dated November 10, 2000.

10.71†	Lease Agreement with PacEast Telecom Corporation dated June 15, 2000, as amended.

Exhibit Number	Description of Document

10.72†	Lease Agreement Lend Lease Real Estate Investments Limited dated October 20, 2000.

10.73†	Lease Agreement with AIPA Properties, LLC dated November 1, 1999, as amended.

10.74†	Third Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 30, 2002.

10.75†	Registration Rights Agreement by and among Equinix and the Initial Purchasers, dated as of December 31, 2002.

10.76†	Securities Purchase Agreement by and among Equinix, the Guarantors and the Purchasers, dated as of October 2, 2002.

10.77†	Series A-1 Convertible Secured Note Due 2007 issued to i-STT Investments Pte Ltd on December 31, 2002.

10.78†	Preferred Stock Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.79†	Change in Control Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.80†††††	Series A Cash Trigger Warrant issued to i-STT Investments Pte Ltd on June 5, 2003.

10.81†††††	Series B Cash Trigger Warrant issued to i-STT Investments Pte Ltd on June 5, 2003.

10.82†	First Supplemental Indenture between Equinix and State Street Bank and Trust Company of California, N.A., as Trustee, dated as of December 28, 2002.

10.83†††

Securities Purchase and Admission Agreement, dated April 29, 2003, among Equinix, certain of Equinix’s subsidiaries, i-STT Investments Pte Ltd, STT Communications Ltd and affiliates of Crosslink Capital.

10.84††††	Sublease by and between Electronics for Imaging as Landlord and Equinix Operating Co., Inc. as Tenant dated February 12, 2003.

10.85†††††	Form of Series A-2 Convertible Secured Note Due 2007 issued to entities affiliated with Crosslink Ventures on June 5, 2003.

10.86†††††	Form of Common Stock Warrant issued to entities affiliated with Crosslink Ventures on June 5, 2003

10.87†††††	Form of Series A-2 Change in Control Warrant issued to entities affiliated with Crosslink Ventures on June 5, 2003

10.88†††††	Form of Series A Cash Trigger Warrant issued to entities affiliated with Crosslink Ventures on June 5, 2003.

10.89†††††	Form of Series B Cash Trigger Warrant issued to entities affiliated with Crosslink Ventures on June 5, 2003.

10.90†††††	Expatriate Agreement with Philip Koen, President and Chief Operating Officer of the Company, dated as of June 24, 2003.

10.91†††††	Agreement on the Termination of General Factory Lease Agreement dated May 21, 2003.

Exhibit Number	Description of Document

10.92	Renewal of Tenancy Agreements over units #06-01, #06-05/08, #05-05/08, #03-05/08 & #05-01/04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

16.1*	Letter regarding change in certifying accountant.

21.1†	Subsidiaries of Equinix.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-93749).
**	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement in Form S-1 (Commission File No. 333-39752).
***	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
****	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
*****	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
******	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
*******	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
********	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
*********	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
**********	Incorporated herein by reference to Annex A of Equinix’s Definitive Proxy Statement filed with the Commission December 12, 2002.
†	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
††	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002.
†††	Incorporated herein by reference to exhibit 10.1 in the Registrant’s filing on Form 8-K on May 1, 2003.
††††	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
†††††	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

(b)	Reports on Form 8-K.

On July 29, 2003, the Company filed a Current Report on Form 8-K to file the Company’s press release from July 29, 2003, in which the Company reported its 2003 second quarter results.

On August 1, 2003, the Company filed a Current Report on Form 8-K to announce that the Company’s executive officers had written into stock selling plans for asset diversification purposes in accordance with SEC Rule 10b5-1, pursuant to which each officer will gradually liquidate a portion of their holdings in the Company. This Current Report on Form 8-K was amended by a Current Report on Form 8-K/A filed on August 4, 2003.

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.

Date: October 28, 2003

	By:	/S/ RENEE F. LANAM

Chief Financial Officer and Secretary
(Principal Financial Officer)

/S/ KEITH D. TAYLOR

Vice President, Finance
(Principal Accounting Officer)