Form 10-K
period 2003-12-31
EQUINIX INC
filed 2004-03-05
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $71.3 million.

As of February 29, 2004, a total of 15,507,068 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2004 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2003. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

EQUINIX, INC.

FORM 10-K

DECEMBER 31, 2003

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

Overview

Equinix provides network neutral colocation, interconnection and managed services to enterprises, content companies, systems integrators and the world’s largest networks. Through our 14 Internet Business Exchange hubs, or IBX hubs, in the U.S. and Asia customers can directly interconnect with each other for critical traffic exchange requirements. Direct interconnection to our aggregation of networks, which serve more than 90% of the world’s Internet routes, allows our customers to increase performance while significantly reducing costs. Based on our network neutral model and the quality of our IBX hubs, we believe we have established a critical mass of customers. This critical mass and the resulting “network effect,” combined with our improved financial position gained through the completion of a series of financing transactions over the past 15 months, has allowed us to accelerate new customer growth and bookings. As a result of our fixed cost model, we believe this continued growth will drive higher incremental margins and increasing cash returns.

Our network neutral business model is a key differentiator for Equinix in the market. Because we do not operate a network, we are able to offer direct interconnection to the largest aggregation of bandwidth providers and Internet service providers. The world’s top tier Internet service providers, and numerous access networks, second tier providers and international carriers such AT&T, British Telecom, Cable & Wireless, Level 3, MCI, NTT, SBC, SingTel, Sprint and Qwest are all currently located at our IBX hubs. Access to such a wide variety of networks has attracted 8 of the top 10 Internet properties and numerous other customers, including Amazon.com, Electronic Arts, Electronic Data Systems, Fujitsu, Gannett, Google, Hallmark, IBM, MSN, Sony, Ticketmaster, Washington Post and Yahoo!.

Our products and services are comprised of three types: Colocation, Interconnection, and Managed IT Infrastructure services.

•	Colocation services include cabinets, power, operations space and storage space for our customers’ colocation needs.

•	Interconnection services allow customers to trade network traffic with each other simply and easily.

•	Managed IT infrastructure services allow our customers to leverage our significant telecommunication expertise, maximize the benefits of our IBX hubs and optimize their infrastructure and resources.

This market has historically been served by large telecommunications carriers who have bundled their telecommunications services with their colocation offerings. In mid-2003 two major telecommunications companies announced their plans to exit the U.S. market in order to focus on their core offerings. The majority of the assets from these companies have been sold to managed service providers and we believe we will continue to benefit from gaining customers who are displaced or choose to leave these providers because we offer access to a world-class choice of carriers and service providers. In December 2003, Equinix acquired a new IBX in Santa Clara, California, which will provide additional options to our customers in the Silicon Valley market. Strategically, Equinix will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service streams.

Recent Developments

Follow-on Equity Offering.    On November 21, 2003, we sold 5,524,780 shares of our common stock at a purchase price of $20.00 per share which resulted in gross proceeds to the Company of $110,495,600 before deducting offering expenses and underwriting fees.

Convertible Subordinated Debenture Offering.    On February 11, 2004, we sold $75.0 million in aggregate principal of 2.5% convertible subordinated debentures due 2024 to qualified institutional buyers. Subsequently, on February 18, 2004, we sold an additional $11.25 million of our debentures to the initial purchasers of these debentures. We used the net proceeds from this offering to repay all amounts outstanding under our credit facility and two of our other debt facilities. In addition, we intend to use the proceeds received to redeem our 13% senior notes. We have exercised our right to redeem all of our 13% senior notes, which have a total of $30.5 million of principal outstanding and have sent a notice of redemption to the trustee. The effective date of the redemption is expected to be March 12, 2004. Lastly, all remaining proceeds will be used for general corporate purposes.

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

In order to accommodate the rapid growth of Internet traffic, an organized approach for network interconnection was needed. The exchange of traffic between these networks became known as peering. Peering is when networks trade traffic at relatively equal amounts and set up agreements to trade traffic for free. At first, government and non-profit organizations established places where these networks could exchange traffic, or peer, with each other—these points were known as network access points, or NAPs. Over time, many NAPs became a natural extension of carrier services and were run by such companies as MFS (now a part of MCI), Sprint, Ameritech and Pacific Bell (both now known as SBC).

Ultimately, these NAPs were unable to scale with the growth of the Internet and the lack of “neutrality” by the carrier owners of these NAPs created a conflict of interest with the participants. This created a market need for network neutral interconnection points that could accommodate the rapidly growing need to increase performance for enterprise and consumer users of the Internet, especially with the rise of important content providers such as Microsoft, Yahoo!, America Online and others. In addition, the providers, as well as a growing number of enterprises required a more secure, reliable solution for direct connection to a variety of telecommunications networks as the importance of their Internet operations continued to grow.

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

Our IBX hubs are the next-generation interconnection points. They are designed to handle the scalability issues that exist between both large and small networks, as well as the interconnection between the emerging companies who have become critical to the Internet. We have been successful in uniting the major companies that make up the Internet infrastructure including AT&T, Cable & Wireless, Level 3, MCI, Qwest and Sprint. These companies, which constitute the world’s largest top Internet service providers, together with most of the major broadband networks, including America Online, Comcast Corporation, Cox Communications, MSN and SBC, second tier backbones such as Global Crossing, Verio and WilTel, top international telecommunications carriers, including Bell Canada, British Telecom, Deutsche Telecom, France Telecom, Japan Telecom, KDDI, SingTel, StarHub, Telia and Telstra, and almost every fiber, sonet, Ethernet and competitive local exchange company, including Looking Glass Networks and OnFiber Communications, and incumbent local exchange company, including SBC and Verizon, are our customers and use us to interconnect with each other and their customers. Additionally, we provide an important industry leadership role in the area of exchange points and are consistently looked to as an industry expert and key influence in this subject matter.

Content providers and enterprises can now control their own network performance and destiny by choosing the various service providers they wish to work with and by establishing direct connections for this connectivity. For our customers, this represents significant cost savings and increased performance.

Our Solution

Our IBX hubs provide the environment and services to meet the networking and IT operations challenges facing enterprises, networks and Internet businesses today. As a result, we are able to provide the following key benefits to our customers:

Quality.    Our IBX centers provide customers with a secure, high quality solution for their colocation needs. Enterprise and content companies have demanding requirements for data center uptime, security, power backup and other important attributes. We have designed our centers and processes to exceed the requirements for the most important financial institutions, government agencies and key enterprise brands such as Amazon.com, Hallmark, Macromedia, Sony and Ticketmaster. We have a track record of 99.9999% uptime and are continually testing and refining processes to ensure that we will continue to provide the stability and quality that customers expect.

Performance.    Because we provide direct access to the providers that serve more than 90% of the world’s Internet networks and users, customers can quickly, efficiently, cost-effectively and reliably exchange traffic with their network services providers for higher performance operations. Access to the more than 170 networks ensures high-quality interconnection. With the mass of networks present, global enterprises are increasingly looking at ways to provide network diversity and increase performance of their operations, and are utilizing our IBX hubs to ensure their IT infrastructures are operating at the interconnection hub of the Internet. By using multiple networks, customers are able to insure their operations in the event that one of their network service providers has a service interruption or restructuring in the business. The network service providers and geographic diversity we offer provides customers with the flexibility to enable the highest performing Internet operations.

Improved Economics.    Our U.S. services such as Equinix GigE Exchange and Equinix Internet Core Exchange facilitate peering and dramatically reduce costs for critical transit, peering and traffic exchange operations by eliminating the costs of private peering or local loops. Networks such as Comcast, British Telecom and SBC and content providers such as Electronic Arts, Google, MSN and Yahoo! can save between 20% to 40% of bandwidth costs through the traffic exchange services we offer. In addition, in both the U.S. and Asia-Pacific, content companies and enterprises can save significant bandwidth costs because the number of networks housed within Equinix competing for the traffic of these companies results in lower prices while increasing performance.

Access to International Markets.    We offer our network, content and enterprise customers a one-stop solution for their outsourced IT infrastructure needs in the U.S. and Asia-Pacific. This is especially important for U.S. enterprises who want to expand into Asia-Pacific, where the myriad of complexities for doing business in each country remains challenging. We offer a consistent standard of quality, a single contract and a single point of support for all our locations throughout the U.S. and Asia-Pacific.

Our Strategy

Our objective is to become the premier hub for critical Internet players, enterprises and government agencies to locate their Internet operations in order to gain maximum benefits from the choice of networks and partners in the most simple and efficient manner. Key components of our strategy include the following:

Continue to Build upon our Critical Mass of Network Providers and Content Companies, and Grow our Position within Enterprise and Government.    We have assembled a critical mass of premier network providers and content companies and have become one of the core hubs of the Internet. This critical mass is a key selling point since content companies want to connect with a diverse set of networks to provide the best connectivity to their end-customers, and network companies want to sell bandwidth to content customers and interconnect with other networks in the most efficient manner available. Currently, we have over 170 unique networks, including all of the top tier networks, allowing our customers to directly interconnect with providers that serve more than 90% of global Internet routes. We have a growing mass of key players in the enterprise sector, such as GE, Gannett, Goldman Sachs and others. Similarly, we have experienced increasing success in the government sector within defense and security. We expect these sectors to contribute to our growth in 2004 and beyond.

Leverage the Network Effect.    As networks, content providers and other enterprises locate in our IBX hubs, it benefits their suppliers and business partners to do so as well to gain the full economic and performance benefits of direct interconnection. These partners, in turn, pull in their business partners, creating a “network effect” of customer adoption. Our interconnection services enable scalable, reliable and cost-effective interconnection and traffic exchange thus lowering overall cost and increasing flexibility. The ability to directly interconnect with a wide variety of companies is a key differentiator for Equinix in the market.

Promote our IBX Hubs as the Highest Performance Points on the Internet.    Our premier IBX hubs offer state of the art design and security, 24 hour / 365 days a year customer service, and high quality power and back-up redundancy with 99.9999% uptime. Underscoring our customer satisfaction, our embedded customer base has consistently provided 50% of our growth in a given quarter.

Provide New Products and Services within our IBX Hubs.    We will continue to offer additional products and services that are most valuable to our customers as they manage their Internet and network businesses and, specifically, as they attempt to effectively utilize multiple networks. For example, we offer an automated service to allow customers to easily choose and provision multiple networks with a simple easy to use portal.

Customers

Our customers include carriers and other bandwidth providers, internet service providers, enterprises, content providers and system integrators. We offer each customer a choice of business partners and solutions based on their colocation, interconnection and managed IT service needs. As of December 31, 2003, we had 712 customers.

Typical customers in each category include the following:

Carriers/Networks	Content Providers	Enterprise
AT&T	Amazon.com	Apple
British Telecom	Electronic Arts	Deutsche Boerse
Cable & Wireless	Google	Electronic Data Systems
Level 3	Hallmark	Fidelity Investments
MCI	MSN	Fujitsu
NTT	Sony	Gannett
Qwest	Ticketmaster	Goldman Sachs
SBC	Washington Post	IBM
Sprint	Yahoo!	Macromedia

Customers typically sign renewable contracts of one or more years in length. Our single largest customer, IBM, represented approximately 15%, 20% and 15% of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. No other single customer accounted for more than 10% of revenues during this time.

Products and Services

Our products and services are comprised of three types: Colocation, Interconnection and Managed IT Infrastructure services.

Colocation Services

Our IBX hubs provide our customers with secure, reliable and fault-tolerant environments that are necessary for optimum Internet commerce interconnection. Our IBX hubs include multiple layers of physical security, scalable cabinet space availability, on-site trained staff 24 hours per day, 365 days per year, dedicated areas for customer care and equipment staging, redundant AC/DC power systems and multiple other redundant, fault-tolerant infrastructure systems. Some specifications or services provided may differ in our Asia-Pacific locations in order to properly meet the local needs of customers in those locations.

Within our IBX hubs, customers can place their equipment and interconnect with a choice of networks or other business partners. We also provide customized solutions for customers looking to package our IBX space as part of their complex solutions. Our colocation products and services include:

Cabinets.    Our customers have several choices for colocating their networking and server equipment. They can place the equipment in one of our shared or private cages or customize their space. As a customer’s colocation requirements increase, they can expand within their original cage or upgrade into a cage that meets their expanded requirements. Cabinets are priced with an initial installation fee and an ongoing recurring monthly charge.

Power.    We offer both AC and DC power circuits at various amperages and phases customized to a customer’s individual power requirements. Power is becoming an element of increasing importance in customers’ colocation decisions.

IBXflex.    This service allows customers to deploy mission-critical operations personnel and equipment on-site at our IBX hubs. Because of the close proximity to their end-users, IBXflex customers can offer a faster response and quicker troubleshooting solution than those available in traditional colocation facilities. This space can also be used as a secure disaster recovery point for customers’ business and operations personnel. This service is priced with an initial installation fee and an ongoing recurring monthly charge.

Interconnection Services

Our interconnection services enable scalable, reliable and cost-effective interconnection and traffic exchange between all Equinix customers. These interconnection services are either on a one-to-one basis with direct cross connects or one-to-many through one of our peering services. In peering, we provide an important industry leadership role by acting as the relationship broker between parties who would like to interconnect within our IBX hubs. Our staff has held significant positions in the leading industry groups such as the North American Network Operators’ Group, or NANOG, and the Internet Engineering Task Force, or IETF, and bring a tremendous amount of knowledge to this area. Our staff have published industry-recognized white papers and strategy documents in the areas of peering and interconnection, many of which are used by leading institutions worldwide in furthering the education and promotion of this important network arena. To showcase these efforts, we hold peering forums which are now widely recognized as a very influential forum for the world’s top peering experts. We will continue to develop additional services in the area of traffic exchange that will allow our customers to leverage the critical mass of networks now available in our IBX hubs. The current exchange services are comprised of the following:

Physical Cross-Connect/Direct Interconnections.    Customers needing to directly and privately connect to another IBX customer can do so through single or multi-mode fiber. These cross connections are the physical link between customers and can be implemented within 24 hours of request. Cross-connect services are priced with an initial installation fee and an ongoing monthly recurring charge.

Equinix Internet Core Exchange.    This interconnection service enables direct peering interconnections between major backbone networks and providers. Equinix Internet Core Exchange is a pre-provisioned interconnection package that enables major backbones to connect their networks directly in a centralized, neutral environment for peering and transit. The service includes pre-provisioned interconnections, premium service levels and specialized customer service features to support the quality and support levels required by the largest Internet providers in the world. Internet Core Exchange services are priced with an initial installation fee and an ongoing monthly recurring charge.

Equinix GigE Exchange.    Customers may choose to connect to our exchange central switching fabric rather than purchase a direct physical cross connection. With a connection to this switch, a customer can aggregate multiple interconnects over one physical connection instead of purchasing individual physical cross connects. The GigE Exchange service is offered as a bundled service that includes a cabinet, power, cross connects and port charges. The service is priced by IBX with an initial installation fee and an ongoing monthly recurring charge. Individual IBX prices scale upward based on the number of participants on the exchange service.

Internet Connectivity Services.    Customers who are installing equipment in our IBX hubs generally require IP connectivity or bandwidth services. Although it is often more beneficial for customers to go directly to the carriers, we will offer customers the ability to contract for these services through us from any of the major bandwidth providers. Customers who require a single bill and a single point of support for all of their services contract through Equinix for their bandwidth needs. We provide these services on a retail basis through each individual carrier and customer and do not aggregate this traffic or run a network. Internet Connectivity Services are priced with an initial installation fee and an ongoing monthly recurring charge based on the amount of bandwidth committed or used.

Managed IT Infrastructure Services

With the continued growth in Internet use, networks, service providers, enterprises and content providers are challenged to deliver fast and reliable service, while lowering costs. With over 170 ISPs and carriers located in our IBX hubs, we leverage the value of network choice with our set of multi-network management and other outsourced IT services.

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

Equinix Direct.    Equinix Direct is a managed multihoming service that allows customers to easily provision and manage multiple network connections over a single interface. Customers can choose branded networks on a monthly basis with no minimums or long-term commitments. This service is priced with an initial install fee and ongoing monthly recurring charges.

Equinix Mail Service.    Equinix’s enterprise messaging service is a complete outsourced solution, primarily based mainly on the Lotus Notes and Microsoft Exchange platform, which customers entrust the operation and support of their messaging applications. This service is currently only available in our Singapore location and the service is priced with an initial installation fee and an ongoing monthly recurring charge.

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

Sales and Marketing

Sales.    We use a direct sales force and channel marketing program to market our services to network, content provider, enterprise, government and Internet infrastructure businesses. We organize our sales force by customer segments as well as by establishing a sales presence in diverse geographic regions, which enables efficient servicing of the customer base from a network of regional offices. In addition to our worldwide headquarters located in Silicon Valley, we have established an Asian-Pacific regional headquarters in Singapore. Our U.S. sales offices are located in New York; Reston, Virginia; Los Angeles; Honolulu; Dallas; Chicago and Silicon Valley. Our Asia-Pacific sales offices are located in Hong Kong, Tokyo, Singapore and Sydney.

Our sales team works closely with each customer to foster the natural network effect of our IBX model, resulting in access to a wider potential customer base via our existing customers. As a result of the IBX interconnection model, IBX hub participants encourage their customers, suppliers and business partners to come into the IBX hubs. These customers, suppliers and business partners, in turn, encourage their business partners to locate in IBX hubs resulting in additional customer growth. This network effect significantly reduces our new customer acquisition costs. In addition, large network providers or managed service providers may refer customers to Equinix as a part of their total customer solution.

Marketing.    To support our sales effort and to actively promote our brand in the U.S. and Asia-Pacific, we conduct comprehensive marketing programs. Our marketing strategies include an active public relations campaign and on-going customer communications programs. Our marketing efforts are focused on major business and trade publications, online media outlets, industry events and sponsored activities. Our staff holds leadership positions in key networking organizations and we participate in a variety of Internet, computer and financial industry conferences and place our officers and employees in keynote speaking engagements at these conferences. In addition to these activities, we build recognition through sponsoring or leading industry technical forums and participating in Internet industry standard-setting bodies. We continue to develop and host the industry’s most successful educational forums focused on peering technologies and peering practices for ISPs and content providers.

Competition

Our current and potential competition includes:

•

Internet data centers operated by established U.S. and Asia-Pacific communications carriers such as AT&T, Level 3, NTT, SAVVIS and SingTel.    Unlike the major network providers, who constructed data centers primarily to help sell bandwidth, we have aggregated multiple networks in one location, providing superior diversity, pricing and performance. Telecommunications companies’ data centers only provide one choice of carrier and generally require capacity minimums as part of their pricing structures. Locating in our IBX hubs provides access to top tier networks and allows customers to negotiate the best prices with a number of carriers resulting in better economics and redundancy. There have been two recent announcements that two major carriers who currently operate data centers are exiting the U.S. market. The disposition of these assets has been completed with SAVVIS operating the majority of these assets. Because these operators are not network neutral, we believe we have an advantage in gaining the business of those customers displaced from these carriers because access to their networks are also available in our IBX hubs.

•	U.S. Network access points such as Switch and Data/Palo Alto Internet Exchange and carrier operated NAPs. NAPs, generally operated by carriers, are typically older facilities and lack the incentive to upgrade the infrastructure in order to scale with traffic growth. In contrast, we provide state-of-the-art, secure facilities and geographic diversity with round the clock support and a full range of network and content provider offerings.

•	Vertically integrated web site hosting, colocation and ISP companies such as AboveNet, Digex/MCI and SAVVIS. Most managed service providers require that customers purchase their entire network and managed services directly from them. We are a network and service provider aggregator and allow customers the ability to contract directly with the networks and web-hosting partner best for their business. By locating in one of our IBX centers, hosting companies add more value to our business proposition by bringing in more partners and customers and thus creating a network effect.

Unlike other providers whose core businesses are bandwidth or managed services, we focus on neutral hubs for networks, content providers, enterprises and government. As a result, we are free of the channel conflict common at other hosting/colocation companies. We compete based on the quality of our facilities, our ability to provide a one-stop solution in our U.S. and Asia-Pacific locations, the superior performance and diversity of our network neutral strategy and the economic benefits of the aggregation of top networks and Internet businesses under one roof. Specifically, we have established relationships with a number of leading hosting companies such as IBM (our largest customer) and EDS. We expect to continue to benefit from several industry trends including the consolidation of supply in the colocation market, the need for contracting with multiple networks due to the uncertainty in the telecommunications market and the continued growth of the large and stable systems integrators.

Employees

As of December 31, 2003, we had 431 employees. We had 289 employees based in the U.S. and 142 employees based in Asia-Pacific. Of our U.S. employees, we had 178 based at our corporate headquarters in Foster City, California and our regional sales offices. Of those employees, 73 were in engineering and operations, 61 were in sales and marketing and 44 were in management and finance. We had 111 employees based at our IBX hubs in Washington, D.C.; New York, New York; Dallas, Texas; Chicago, Illinois; Los Angeles, California; Honolulu, Hawaii and the Silicon Valley area. Of our Asia-Pacific employees, we had 86 at our Asia-Pacific headquarters in Singapore and our other regional offices. Of those employees, 19 were in engineering and operations, 27 were in sales and marketing and 40 were in management and finance. We had 56 employees based at our IBX hubs in Singapore, Tokyo, Hong Kong and Sydney.

Available Information

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

You may also obtain copies of our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K by visiting the investor relations page on our website, www.equinix.com. Information contained on our website is not part of this annual report on Form 10-K.

ITEM 2.    PROPERTIES

Our executive offices are located in Foster City, California, and we also have sales offices in several cities throughout the United States. Our Asia-Pacific headquarter office is located in Singapore and we also have some office space in Tokyo, Japan and Hong Kong, China. We have entered into leases for IBX hubs in Ashburn, Virginia; Newark and Secaucus, New Jersey; San Jose, Santa Clara and Los Angeles, California; Chicago, Illinois; Dallas, Texas; Honolulu, Hawaii; Tokyo, Japan; Hong Kong, China; Sydney, Australia and Singapore. We also hold a ground leasehold interest in certain unimproved real property in San Jose, California, consisting of approximately 40 acres.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of 2003.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market System under the symbol of EQIX. Our common stock began trading in August 2000. The following table sets forth on a per share basis the low and high closing prices of our common stock as reported by the Nasdaq National Market during the last two years. On December 31, 2002, we completed a 32 for 1 reverse stock split of our common stock in order to comply with Nasdaq initial listing requirements. The per share information presented below reflects this reverse stock split.

	Low	High
Fiscal 2003:
Fourth Fiscal Quarter	$17.04	$28.25
Third Fiscal Quarter	8.03	23.37
Second Fiscal Quarter	2.90	10.40
First Fiscal Quarter	2.95	7.70

Fiscal 2002:
Fourth Fiscal Quarter	$5.70	$11.52
Third Fiscal Quarter	6.72	18.56
Second Fiscal Quarter	10.24	36.80
First Fiscal Quarter	33.92	108.16

As of December 31, 2003, we had issued 15,084,425 shares of our common stock held by approximately 456 registered holders.

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. In addition, we are prohibited from paying cash dividends under covenants contained in our current credit agreements. We currently intend to retain our earnings, if any, for future growth. Future dividends on our common stock, if any, will be at the discretion of our board of directors and will depend on, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our board of directors may deem relevant.

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

During the quarter ended December 31, 2003, we issued and sold the following securities:

1.	On November 21, 2003, we sold 5,524,780 shares of our common stock at a purchase price of $20.00 per share in a public offering, which resulted in gross proceeds to us of $110,495,600 before deducting offering expenses and underwriting fees of $6,052,900. Citigroup Global Markets, Inc. and SG Cowen Securities Corporation acted as the Company’s principal underwriters.

Equity Compensation Plan Information

The following table provides information as of December 31, 2003 with respect to the shares of the Company’s common stock that may be issuable under the Company’s existing equity compensation plans.

The following information is as of December 31, 2003:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders*	3,345,823	$17.67	866,768	**
Equity compensation plans not approved by security holders	62,115	$12.17	1,390,977

Totals	3,407,938	$17.56	2,257,745

*	On each January 1, beginning in 2001, the number of shares reserved for issuance under the following equity compensation plans will be automatically increased as follows: the 2000 Equity Incentive Plan will be automatically increased by the lesser of 6% of the then outstanding shares of common stock or 6 million shares; the 2000 Director Option Plan will be automatically increased by 50,000 shares of common stock; and the Employee Stock Purchase Plan will be automatically increased by the lesser of 2% of the then outstanding shares of common stock of 600,000 shares.
**	Includes 13,301 shares from the Employee Stock Purchase Plan.

The following equity compensation plan of the Company that was in effect as of December 31, 2003 was adopted without the approval of the Company’s security holders:

The Equinix 2001 Supplemental Stock Plan was adopted by the board of directors effective September 26, 2001. The Company has reserved 1,493,961 shares of common stock for issuance under the 2001 Supplemental Stock Plan. Nonstatutory options and restricted stock awards may be granted under the 2001 Supplemental Stock Plan to employees of the Company (or any parent or subsidiary corporation) who are neither officers nor Board members at the time of grant or to consultants. All option grants will have an exercise price per share equal to not less than 85% of the fair market value per share of common stock on the grant date. Each option will vest in installments over the optionee’s period of service with the Company. The purchase price for newly issued restricted shares awarded under the 2001 Supplemental Stock Plan may be paid in cash, by promissory note or by the rendering of past or future services. As of December 31, 2003, options covering 62,115 shares of common stock were outstanding under the 2001 Supplemental Stock Plan, 1,390,977 shares remained available for future option grants, and options covering 40,869 shares had been exercised. The options will vest on an accelerated basis in the event the Company is acquired and those options are not assumed or replaced by the acquiring entity. An option or award will become fully exercisable or fully vested if the holder’s employment or service is involuntarily terminated within 18 months following the acquisition. The Board may amend or terminate the 2001 Supplemental Stock Plan at any time. The 2001 Supplemental Stock Plan will continue in effect indefinitely unless the board decides to terminate the plan earlier.

ITEM 6.    SELECTED FINANCIAL DATA

The following statement of operations data for the five years ended December 31, 2003 and the balance sheet data as of December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from our audited consolidated financial statements and the related notes to the financial statements. Our historical results are not necessarily indicative of the results to be expected for future periods. The following selected consolidated financial data for the three years ended December 31, 2003 and as of December 31, 2003 and 2002, should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$117,942	$77,188	$63,414	$13,016	$37

Costs and operating expenses:
Cost of revenues	128,121	104,073	94,889	43,401	3,268
Sales and marketing	19,483	15,247	16,935	20,139	3,949
General and administrative	34,293	30,659	58,286	56,585	12,603
Restructuring charges	—	28,885	48,565	—	—

Total costs and operating expenses	181,897	178,864	218,675	120,125	19,820

Loss from operations	(63,955)	(101,676)	(155,261)	(107,109)	(19,783)
Interest income	296	998	10,656	16,430	2,138
Interest expense	(20,512)	(35,098)	(43,810)	(29,111)	(3,146)
Gain on debt extinguishment	—	114,158	—	—	—

Net loss	$(84,171)	$(21,618)	$(188,415)	$(119,790)	$(20,791)

Net loss per share:
Basic and diluted	$(8.76)	$(7.23)	$(76.62)	$(111.23)	$(159.93)

Weighted average shares	9,604	2,990	2,459	1,077	130

	As of December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$72,971	$41,216	$87,721	$207,210	$222,974
Accounts receivable, net	10,178	9,152	6,909	4,925	178
Restricted cash and short-term investments	1,835	4,407	28,044	36,855	38,609
Property and equipment, net	343,554	390,048	325,226	315,380	28,444
Construction in progress	—	—	103,691	94,894	18,312
Total assets	464,532	492,003	575,054	683,485	319,946
Debt facilities and capital lease obligations, excluding current portion	723	3,633	6,344	6,506	8,808
Credit facility, excluding current portion	22,281	89,529	105,000	—	—
Senior notes	29,220	28,908	187,882	185,908	183,955
Convertible secured notes	31,683	25,354	—	—	—
Redeemable convertible preferred stock	—	—	—	—	97,227
Total stockholders’ equity	320,077	284,194	203,521	375,116	8,472

Other Financial Data:
Net cash used in operating activities	(17,266)	(27,509)	(68,854)	(68,073)	(9,908)
Net cash used in investing activities	(15,620)	(7,528)	(153,014)	(302,158)	(86,270)
Net cash provided by financing activities	52,288	16,294	107,799	339,847	295,178

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in the Annual Report on Form 10-K. The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Liquidity and Capital Resources” and “Risk Factors” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements.

Overview

Equinix provides network neutral colocation, interconnection and managed services to enterprises, content companies and systems integrators and the world’s largest networks. Through our 14 IBX hubs in the U.S. and Asia, customers can directly interconnect with each other for critical traffic exchange requirements. As of December 31, 2003, we had IBX hubs totaling an aggregate of more than 1.2 million gross square feet in the Washington, D.C., New York, Dallas, Chicago, Los Angeles, Honolulu and Silicon Valley areas in the United States and Hong Kong, Singapore, Sydney and Tokyo in the Asia-Pacific region.

In our IBX hubs, customers can directly interconnect with each other for critical traffic exchange requirements. Direct interconnection to our aggregation of networks, which serve more than 90% of the world’s Internet routes, allows our customers to increase performance while significantly reducing costs. Based on our network neutral model and the quality of our IBX hubs, we believe we have established a critical mass of customers, comprised of networks, content providers and other enterprise companies. As more customers locate in our IBX hubs, it benefits their suppliers and business partners to do so as well to gain the full economic and performance benefits of direct interconnection. These partners, in turn, pull in their business partners, creating a “network effect” of customer adoption. Our interconnection services enable scalable, reliable and cost-effective interconnection and traffic exchange thus lowering overall cost and increasing flexibility.

This critical mass of customers and the resulting network effect, combined with our improved financial position gained through the completion of a series of financing transactions at the end of 2002, our follow-on equity offering in November 2003 and our convertible debenture offering in February 2004 (refer to “Recent Developments” below), has resulted in an acceleration of new customer growth and related revenue bookings. Both our existing and new customers continue to gain confidence in our financial stability, which helps make their decision easier to move their core infrastructure into our IBX hubs. While we had generated negative operating cashflow in each annual period since inception, commencing the quarter ended September 30, 2003 we started to generate positive operating cash flow. During this quarter, our recurring revenues grew to a level sufficient to meet our operating cash requirements related to our predominantly fixed cost structure. We considered this quarter to be the inflection point in our business model whereby our revenues were sufficient on an ongoing basis to meet all our operating costs and working capital requirements. Given a large component of our cost of revenues are fixed in nature, we anticipate any growth in revenues will have a significant incremental flow through to gross profit in the 70 – 90% range. As a result of reaching this point in our operating history, we expect to generate cash from our operations during 2004 and expect these operating cash flows to also be sufficient to meet our cash requirements to fund our capital expenditures.

Historically, our market has been served by large telecommunications carriers who have bundled their telecommunication products and services with their colocation offerings. During 2003, a number of these telecommunication carriers reduced their colocation footprint as they exited under-performing markets. In addition, one major telecommunications company, Sprint, announced their plans to exit the colocation and hosting market altogether to focus on their core service offerings, while another telecommunications company, Cable & Wireless Plc, sold their U.S. assets to another telecommunications company, Savvis Communications Corp, in a bankruptcy auction. Each of these colocation providers owns and operates a network. We do not operate a network, yet have greater than 170 networks operating out of our IBX hubs. As a result, we are able to offer our customers a substantial choice of networks given our network neutrality allowing our customers to choose from numerous network service providers thereby eliminating a single point of failure. We believe this is a distinct advantage we have over our telecommunications company competitors, especially when the telecommunications industry is experiencing so many business challenges and changes as evidenced by the numerous bankruptcies and consolidations within this industry during the past several years. Furthermore, for those customers who do require a fully managed solution that these telecommunications companies typically provide, certain of our other customers, such as IBM and EDS, can provide such a solution within our network rich IBX hubs.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service streams, such as our recent acquisition of the Sprint property in Santa Clara (refer to “Recent Developments” below). However, we will continue to be very selective with any similar opportunity. As was the case with the Sprint property, the criteria will be quality of the design, access to networks, capacity availability in current market location, amount of incremental investment in the targeted property, lead-time to breakeven and in-place customers. Like the Sprint property, the right combination of these factors may be quite attractive for us. Dependent on the particular deal, these acquisitions may require additional capital expenditures in order to bring these centers up to Equinix standards.

Recent Developments

On November 21, 2003, we sold 5.5 million shares of our common stock at a purchase price of $20.00 per share, which resulted in net proceeds to the Company of $104.4 million. We refer to this transaction as the “follow-on equity offering.” In addition, in conjunction with our follow-on equity offering, we received consent from our senior lenders to amend the terms of our credit facility and permanently repaid $55.2 million of the then outstanding principal balance of $90.5 million.

On December 1, 2003, we closed a definitive agreement to sublease Sprint’s E|Solutions Internet Center in Santa Clara, California, and acquire certain related assets. The 160,000 square foot data center became our 14th IBX hub, expanding our global footprint to over 1.2 million square feet in eleven markets. Sprint’s Santa Clara center provides a physical infrastructure that is consistent with our industry leading standards, and currently hosts some of the top Internet companies. Consistent with our model of network-neutrality, we will offer a choice of networks in the new center.

On February 11, 2004, we sold $75.0 million in aggregate principal of 2.5% convertible subordinated debentures due 2024 to qualified institutional buyers. Subsequently, on February 18, 2004, we sold an additional $11.25 million of our debentures to the initial purchasers of these debentures. We used or intend to use the net proceeds from this offering to repay all amounts outstanding under our credit facility and two of our other debt facilities. In addition, we intend to use the proceeds received to redeem our 13% senior notes. We have exercised our right to redeem all of its 13% senior notes, which have a total of $30.5 million of principal outstanding and have sent a notice of redemption to the trustee. The effective date of the redemption is expected to be March 12, 2004. The redemption price for the senior notes will be equal to 106.5% of their principal amount plus accrued and unpaid interest to the redemption date. Lastly, all remaining proceeds will be used for general corporate purposes. We expect to record a significant loss on debt extinguishment during the quarter ended March 31, 2004, primarily related to the non-cash write-off of debt issuance costs and discounts in connection with these various debt repayments and redemptions, as well as the cash premium that we will pay on our 13% senior notes. We refer to this transaction as the “convertible debenture offering”.

The Combination, Financing, Senior Note Exchange and Crosslink Financing

In October 2002, we entered into agreements to consummate a series of related acquisition and financing transactions. These transactions closed on December 31, 2002. Under the terms of these agreements, we combined our business with two similar businesses, that of i-STT Pte Ltd, or i-STT, and Pihana Pacific, Inc., or Pihana. i-STT’s business was based in Singapore, with operations in Singapore and a joint venture in Thailand. Pihana’s business was based in Hawaii, with operations in Honolulu, Los Angeles, Hong Kong, Singapore, Tokyo and Sydney. In connection with the acquisition of i-STT and Pihana, we issued approximately 3.5 million shares of our common stock and approximately 1.9 million shares of our Series A preferred stock. We refer to this transaction as the “combination.” In conjunction with the combination, we issued to i-STT’s former parent company, STT Communications Ltd., or STT Communications, a $30.0 million convertible secured note in exchange for cash. We refer to this transaction as the “financing.”

In connection with the combination and financing, we amended the terms of the indenture governing our senior notes and extinguished $116.8 million of our senior notes in exchange for a combination of 1.9 million shares of our common stock and $15.2 million of cash. We refer to this transaction as the “senior note exchange.” Because we extinguished the debt in the senior note exchange at a significant discount, we recognized a substantial gain on debt extinguishment during the fourth quarter of 2002.

Furthermore, in conjunction with the combination, financing and senior note exchange, we amended our credit facility, and on December 31, 2002, we completed a 32 for 1 reverse stock split of our common stock in order to comply with Nasdaq initial listing requirements. Unless otherwise noted, all share and per share amounts in this prospectus supplement have been adjusted to give effect to the reverse stock split.

In April 2003, Equinix and certain of our subsidiaries and STT Communications entered into agreements with various entities affiliated with Crosslink Capital for a $10.0 million cash investment in Equinix in the form of additional convertible secured notes. This transaction closed in June 2003. We refer to this transaction as the “Crosslink financing.”

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

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue recognition and allowance for doubtful accounts;

•	Accounting for income taxes;

•	Estimated and contingent liabilities;

•	Accounting for property and equipment; and

•	Impairment of long-lived assets.

Revenue Recognition and Allowance for Doubtful Accounts.    We derive more than 90% of our revenues from recurring revenue streams, consisting primarily of (i) colocation services, such as the licensing of cabinet space, power and bandwidth; (ii) interconnection services, such as cross connects and Gigabit Ethernet Ports; and (iii) managed infrastructure services, such as Equinix Direct and various other e-business services such as mail service and managed platform solutions. The remainder of our revenues are from non-recurring revenue streams, such as from the recognized portion of deferred installation, professional services, contract settlements and equipment sales. Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to three years. Fees for the provision of e-business services are recognized progressively as the services are rendered in accordance with the contract terms, except where the future costs cannot be reliably estimated, in which case fees are recognized upon the completion of services. Non-recurring installation fees are deferred and recognized ratably over the term of the related contract. Professional service fees are recognized in the period in which the services were provided and represent the culmination of the earnings process. Revenue from bandwidth and equipment is recognized on a gross basis in accordance with Emerging Issues Task Force, or EITF, Abstract No. 99-19, “Recording Revenue as a Principal versus Net as an Agent”, primarily because we act as the principal in the transaction, take title to products and services and bear inventory and credit risk. Revenue from contract settlements is recognized on a cash basis when no remaining performance obligations exist.

In some cases, we guarantee certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, we reduce revenue for any credits given to the customer as a result. We generally have the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have not been significant.

Revenue is recognized only when the service is provided and when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. It is customary business practice to obtain a signed master sales agreement and sales order prior to recognizing revenue in an arrangement. We assess the probability of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. In addition, we also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments for those customers that we had expected to collect the revenues. If the financial condition of our customers were to deteriorate or if they become insolvent, resulting in an impairment of their ability to make payments, allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of our reserves.

Our customer base has historically been composed of businesses throughout the U.S. Commencing in fiscal year 2003, our revenues include revenues from our newly-acquired Asia-Pacific operations. For the year ended December 31, 2003 our revenues were split approximately 85% in the U.S. and 15% in Asia-Pacific. We perform ongoing credit evaluations of our customers. As of December 31, 2003, one customer, IBM, accounted for 15% of annual revenues and 11% of accounts receivable. As of December 31, 2002, this same customer accounted for 20% of annual revenues and 15% of accounts receivable. No other single customer accounted for greater than 10% of accounts receivable or annual revenues for the periods presented.

Accounting for Income Taxes.    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected more likely than not to be realized.

We currently have provided for a full valuation allowance against our net deferred tax assets and our net operating losses. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Based on the available objective evidence, management does not believe that the net deferred tax assets will be fully realizable. Should we determine that we would be able to realize our deferred tax assets in the foreseeable future, a reversed adjustment to the valuation allowance would increase income in the period such determination is made.

Estimated and Contingent Liabilities.    Management estimates exposure on certain liabilities and contingent liabilities, such as property taxes and litigation, based on the best information available at the time of determination. With respect to real and personal property taxes, management records what it can reasonably estimate based on prior payment history, current landlord estimates or estimates based on current or changing fixed asset values in each specific municipality, as applicable. However, there are circumstances beyond our control whereby the underlying value of the property or basis for which the tax is calculated on said property may change, such as a landlord selling the underlying property of one of our IBX hub leases or a municipality changing the assessment value in a jurisdiction and, as a result, our property tax obligations may vary from period to period. Based upon the most current facts and circumstances, we make the necessary property tax accruals for each of our reporting periods. However, revisions in our estimates of the potential or actual liability could materially impact our results of operation and financial position.

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

Accounting for Property and Equipment.    Property and equipment are stated at original cost, or in the case of IBX hubs that we acquire, at fair value at the time of acquisition. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally two to five years for non-IBX hub equipment and seven to ten years for IBX hub equipment. Leasehold improvements and assets acquired under capital lease are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement.

Should management determine that the actual useful lives of our property and equipment placed into service is less than originally anticipated, or if any of our property and equipment was deemed to have incurred an impairment, additional depreciation, or an impairment charge would be required, which would decrease net income in the period such determination was made. Conversely, should management determine that the actual useful lives of its property and equipment placed into service was greater than originally anticipated, less depreciation may be required, which would increase net income in the period such determination was made.

Impairment of Long-Lived Assets.    We account for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standard, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or in the case of goodwill, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. We evaluate the carrying value of our long-lived assets, consisting primarily of our IBX hubs and goodwill, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable or at least on an annual basis during the fourth quarter for goodwill. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value or significant reductions in projected future cash flows.

Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in orderly liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. Our net long-lived assets as of December 31, 2003 and December 31, 2002, included property and equipment of $343.6 million and $390.0 million, respectively, and goodwill and other identifiable intangible assets of $23.5 million and $25.0 million, respectively.

Results of Operations

Years Ended December 31, 2003 and 2002

Revenues.    Our revenues for the year ended December 31, 2003 and 2002 were split between the following revenue classifications (dollars in thousands):

	Year ended December 31,
	2003	%	2002	%
Recurring revenues	$109,957	93%	$65,319	85%

Non-recurring revenues:
Installation and professional services	6,221	5%	4,056	5%
Other	1,764	2%	7,813	10%

	7,985	7%	11,869	15%

Total revenues	$117,942	100%	$77,188	100%

Our revenues for the year ended December 31, 2003 and 2002 were geographically comprised of the following (dollars in thousands):

	Year ended December 31,
	2003	%	2002	%
U.S. revenues	$99,669	85%	$77,188	100%
Asia-Pacific revenues	18,273	15%	—	0%

Total revenues	$117,942	100%	$77,188	100%

We recognized revenues of $117.9 million for the year ended December 31, 2003, as compared to revenues of $77.2 million for the year ended December 31, 2002, a 53% increase. Included in revenues for the year ended December 31, 2003, are the results of the two companies that we acquired on December 31, 2002, i-STT and Pihana, totaling $23.4 million. We segment our business geographically between the U.S. and Asia-Pacific as further discussed below.

Our business is based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure services. We consider these services as recurring as once a customer has been installed in one of our IBX hubs they are billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues are a significant component of our total revenues comprising 93% of our total revenues for the year ended December 31, 2003, an increase from the 85% level in the prior year. To review our revenue recognition policies for our recurring revenue streams, refer to “Critical Accounting Policies and Estimates” above.

Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and, professional services that we perform. These services are considered to be non-recurring as they are billed typically once and only upon completion of the installation or professional services work performed.

The non-recurring revenues are typically billed on the first invoice distributed to the customer. Installation and professional services revenues increased 53% year over year, primarily due to strong existing and new customer growth during the year. As a percent of total revenues, we expect non-recurring revenues to represent approximately 5% of total revenues in each year. Other non-recurring revenues include equipment resales and customer settlements. This non-recurring revenue line decreased significantly from the prior year as (i) we are no longer pursuing equipment resales due to their poor margin characteristics and (ii) the number of customer right-sizings and settlements decreased substantially during 2003. To review our revenue recognition policies for our non-recurring revenue streams, refer to “Critical Accounting Policies and Estimates” above.

In addition to reviewing recurring versus non-recurring revenues, we look at two other primary metrics when we analyze our revenues: 1) customer count and 2) percentage utilization. Our customer count increased to 712 as of December 31, 2003 versus 568 as of December 31, 2002, an increase of 25%. Our utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Our utilization rate as of December 31, 2003 was 37% versus 29% as of December 31, 2002, an increase of 28%, including our Asia-Pacific operations for both periods. Although we have substantial capacity for growth, our utilization rates vary from market to market among our 14 worldwide IBX hubs. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. Therefore, consistent with our acquisition of the Sprint’s Santa Clara property in December 2003, we will continue to review our available space in our other operating markets.

U.S. Revenues.    We recognized U.S. revenues of $99.7 million for the year ended December 31, 2003 as compared to $77.2 million for the year ended December 31, 2002. U.S. revenues consisted of recurring revenues of $93.6 million and $65.3 million, respectively, for the year ended December 31, 2003 and 2002, a 43% increase. U.S. recurring revenues consist primarily of colocation and interconnection services plus a nominal amount of managed infrastructure services. U.S. recurring revenues for the year ended December 31, 2003 includes $5.1 million of revenues generated from the two U.S. IBX hubs acquired from Pihana on December 31, 2002 located in Los Angeles and Honolulu. Excluding revenues from these acquired U.S. IBX hubs, the period over period growth in recurring revenues of 60% was primarily the result of an increase in orders from both our existing customers and new customer growth acquired during the year as reflected in the growth in our customer count and utilization rate as discussed above. In addition, consistent with the growth in our customer base, our interconnection revenues have grown as our customers continue to expand their interconnection activity with each other. As of December 31, 2003, U.S. interconnection revenue represented 21% of total U.S. recurring revenue as compared to 9% in the prior year. We expect our U.S. recurring revenues to continue to grow and remain our most significant source of revenue for the foreseeable future.

In addition, U.S. revenues consisted of non-recurring revenues of $6.1 million and $11.9 million, respectively, for the year ended December 31, 2003 and 2002. Non-recurring revenues are primarily related to the recognized portion of deferred installation, professional services, settlement fees associated with certain contract terminations and equipment resales. The period over period decrease in U.S. non-recurring revenues was primarily the result of $2.9 million of equipment resale revenue and $4.9 million in settlement fees from customers to terminate their contract recognized during the year ended December 31, 2002. There were no equipment resale transactions during the year ended December 31, 2003; however, we received $1.2 million of settlement fees during the year ended December 31, 2003, primarily as a result of bankruptcy related payments from both Worldcom and Excite@home. Excluding any settlement fees that we may recognize in the future, we expect our U.S. non-recurring revenues to remain relatively flat or grow moderately in the foreseeable future.

Asia-Pacific Revenues.    As a result of the combination that closed on December 31, 2002, which resulted in the acquisition of four Asia-Pacific IBX hubs, we recognized $18.2 million of revenues in Asia-Pacific during the year ended December 31, 2003. Prior to the combination we generated no revenues from outside of the United States. Asia-Pacific revenues consisted of recurring revenues of $16.3 million, primarily from colocation and managed infrastructure services, and non-recurring revenues of $1.9 million for the year ended December 31, 2003, which includes settlement fees of $584,000, primarily from one customer that terminated its contract. Asia- Pacific revenues are generated from Singapore, Tokyo, Hong Kong and Sydney with Singapore representing approximately 77% of the regional revenues. Our Asia-Pacific revenues are similar to the revenues that we generate from our U.S. IBX hubs; however, our Singapore IBX hub has additional managed infrastructure service revenue, such as mail service and managed platform solutions, which we do not currently offer in any other IBX hub location. We expect our Asia-Pacific revenues to decrease slightly during the first half of 2004 as we expect some churn on our low-margin bandwidth revenue in Singapore. However, excluding this expected drop in bandwidth revenue, we would otherwise expect our Asia-Pacific revenues to begin to grow over the course of the year.

Cost of Revenues.    Cost of revenues were $128.1 million for the year ended December 31, 2003 versus $104.1 million for the year ended December 31, 2002, a 23% increase. Included in cost of revenues for the year ended December 31, 2003 are the results of the two companies that we acquired on December 31, 2002, i-STT and Pihana, a cumulative total of $24.7 million. The largest cost components of our cost of revenues are depreciation, rental payments related to our leased IBX hubs, utility costs including bandwidth, IBX employees’ salaries and benefits, consumable supplies and equipment and security services. A substantial majority of our cost of revenues are fixed in nature and do not vary significantly from period to period. However, there are certain costs, which are considered variable in nature including utilities and consumable supplies that are directly related to growth of services in our existing and new customer base. Given a large component of our cost of revenues are fixed in nature, we anticipate any growth in revenues will have a significant incremental flow through to gross profit in the 70 – 90% range.

U.S. Cost of Revenues.    U.S. cost of revenues were $107.5 million for the year ended December 31, 2003 as compared to $104.1 million for the year ended December 31, 2002, a 3.2% increase. U.S. cost of revenues included $49.9 million and $47.8 million, respectively, of depreciation expense and $59,000 and $266,000, respectively, of stock-based compensation expense for the year ended December 31, 2003 and 2002. During the year ended December 31, 2003, we also recorded $562,000 of accretion expense associated with our asset retirement obligation relating to our various leaseholds, which consist primarily of our IBX hub operating leases, as required under FASB No. 143 that was adopted in 2003. Furthermore, U.S. cost of revenues included the costs associated with the $2.9 million of equipment resale revenue that we recorded for the year ended December 31, 2002, which was approximately $2.8 million. We recorded no equipment resale revenue for the year ended December 31, 2003. Included in the U.S. cost of revenues for the year ended December 31, 2003, were the operating costs associated with (i) the Los Angeles and Honolulu IBX hubs acquired from Pihana in the combination on December 31, 2002, which totaled $4.1 million ($3.5 million excluding depreciation) and (ii) the Santa Clara IBX hub acquired on December 1, 2003, which totaled $597,000. Excluding depreciation, stock-based compensation, accretion expense, the costs of equipment resales and the costs of operating the acquired U.S. IBX hubs, U.S. cash cost of revenues decreased period over period to $52.8 million for the year ended December 31, 2003 from $53.1 million for the year ended December 31, 2002, a 1% decrease. This decrease is primarily the result of reduced costs associated with the San Jose ground lease of $3.6 million as a result of the option that we exercised in September 2002 to return approximately one-half of the land commencing in October 2002 (refer to ‘Restructuring Charges” below); however, this decrease is partially offset by an increase in operating costs associated with certain of our IBX hubs as a result of (a) higher property taxes for certain IBX hubs and (b) increasing utility costs in line with increasing customer installations and revenues attributed to this customer growth. We continue to anticipate that our cost of revenues will increase in the foreseeable future as the occupancy levels in our U.S. IBX hubs increase, however as a percent of revenues, we anticipate our cost of revenues will continue to decline.

Asia-Pacific Cost of Revenues.    As a result of the combination that closed on December 31, 2002, which resulted in the acquisition of four Asia-Pacific IBX hubs, we incurred an additional $20.6 million in cost of revenues from our Asia-Pacific IBX hub operations during the year ended December 31, 2003. Included in this number is $4.4 million of depreciation expense. Excluding depreciation expense, our acquired cost of revenues totaled $16.2 million for Asia-Pacific. Our Asia-Pacific cost of revenues consist of the same type of costs that we incur in our U.S. IBX hub operations, namely rental payments for our leased IBX hubs, utility costs, site employees’ salaries and benefits, consumable supplies and equipment and security services. Our Asia-Pacific costs of revenues are generated in Singapore, Tokyo, Hong Kong and Sydney. There are several managed IT infrastructure service revenue streams unique to our Singapore IBX hub, such as mail service and managed platform solutions, that are more labor intensive than our service offerings in the United States. As a result, our Singapore IBX hub has a greater number of employees than any of our other IBX hubs, and therefore, a greater labor cost relative to our other IBX hubs in the United States or other Asia-Pacific locations. We anticipate that our Asia-Pacific cost of revenues will experience a small decrease during the first half of 2004 as a result of the expected drop in low-margin bandwidth revenue as discussed above. However, excluding this, we would otherwise expect to see moderate growth in Asia-Pacific cost of revenues in the foreseeable future consistent with our anticipated growth in revenues over the course of the year.

Sales and Marketing.    Sales and marketing expenses increased to $19.5 million for the year ended December 31, 2003 from $15.2 million for the year ended December 31, 2002. Included in sales and marketing expenses for the year ended December 31, 2003, are the results of the two companies that we acquired on December 31, 2002, i-STT and Pihana, totaling $6.9 million.

U.S. Sales and Marketing Expenses.    U.S. sales and marketing expenses decreased to $12.5 million for the year ended December 31, 2003 as compared to $15.2 million for the year ended December 31, 2002. Included in U.S. sales and marketing expenses were $294,000 and $952,000, respectively, of stock-based compensation expense for the year ended December 31, 2003 and 2002. During the year ended December 31, 2002, we recorded $2.3 million in bad debt expense. The amount of bad debt expense that we recorded in the prior period, which was significantly larger than what we typically incur, was primarily the result of write-offs or full reserves of aged receivables associated with several customers, including Teleglobe, which had filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code last year. Excluding stock-based compensation and bad debt expense, U.S. sales and marketing expenses increased to $12.4 million from $12.0 million, respectively, for the year ended December 31, 2003 and 2002, a 3% increase. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. Excluding stock-based compensation and bad debt expense, the nominal increase in sales and marketing expenses year over year is primarily related to the incremental sales and marketing efforts associated with the two U.S. IBX hubs acquired in the combination as of December 31, 2002 in Los Angeles and Honolulu, as well as an overall increase in sales compensation due to increased revenues. We expect to see a nominal increase in sales and marketing spending in the future, although as a percent of revenues, we anticipate a decline in sales and marketing spending.

Asia-Pacific Sales and Marketing Expenses.    As a result of the combination that closed on December 31, 2002, we incurred an additional $6.9 million of sales and marketing expenses, comprised of $4.8 million in cash sales and marketing expenses from our Asia-Pacific operations during the year ended December 31, 2003, and $2.1 million of amortization expense. Our Asia-Pacific sales and marketing expenses consist of the same type of costs that we incur in our U.S. operations, namely compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. Our Asia-Pacific sales and marketing expenses are generated in Singapore, Tokyo, Hong Kong and Sydney. We expect that our Asia-Pacific sales and marketing expenses will remain relatively flat in the foreseeable future. As a result of the combination that closed on December 31, 2002, we acquired several intangible assets that we amortize, namely the use of a trade-name and certain customer contracts in Singapore valued at approximately $300,000 and $3.6 million, respectively. The trade-name intangible asset was being amortized over one year ending December 31, 2003 and the customer contract intangible asset is being amortized over two years, ending December 31, 2004. As a result, we incurred a total of $2.1 million of amortization expense during the year ended December 31, 2003.

General and Administrative.    General and administrative expenses increased to $34.3 million for the year ended December 31, 2003 from $30.7 million for the year ended December 31, 2002. Included in general and administrative expenses for the year ended December 31, 2003, are the results of the two companies that we acquired on December 31, 2002, i-STT and Pihana, totaling $7.5 million.

U.S. General and Administrative Expenses.    U.S. general and administrative expenses decreased to $28.3 million for the year ended December 31, 2003 as compared to $30.7 million for the year ended December 31, 2002. Included in U.S. general and administrative expenses were $5.3 million and $6.2 million, respectively, of depreciation expense and $2.6 million and $5.7 million, respectively, of stock-based compensation expense for the year ended December 31, 2003 and 2002. In addition, U.S. general and administrative expenses for the year ended December 31, 2003, included $1.5 million of costs associated with a corporate headquarter office acquired from Pihana on December 31, 2002 located in Honolulu. This office was closed as of June 30, 2003. Excluding depreciation, stock-based compensation expense and the costs of the acquired Honolulu office, U.S. general and administrative expenses remained relatively flat at $18.9 million for the year ended December 31, 2003, as compared to $18.8 million for the year ended December 31, 2002. General and administrative expenses, excluding depreciation and stock-based compensation, consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses such as our corporate headquarter office lease. We expect to see a nominal increase in general and administrative spending in the future, although as a percent of revenues, we anticipate a decline in general and administrative spending.

Asia-Pacific General and Administrative Expenses.    As a result of the combination that closed on December 31, 2002, we incurred an additional $6.0 million in general and administrative expenses from our newly-acquired Asia-Pacific operations. Our Asia-Pacific general and administrative expenses, which included $497,000 of depreciation expense, consist of the same type of costs that we incur in our U.S. operations, namely salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. Our Asia-Pacific general and administrative expenses are generated in Singapore, Tokyo, Hong Kong and Sydney. Our Asia-Pacific headquarter office is located in Singapore. Most of the corporate overhead support functions that we have in the U.S. also reside in our Singapore office in order to support our Asia-Pacific operations. In addition, we have separate corporate office locations in Tokyo and Hong Kong. We expect that our Asia-Pacific general and administrative expenses will remain relatively flat or experience only moderate growth for the foreseeable future.

Restructuring Charges.    We did not incur any restructuring charges during the year ended December 31, 2003. During the year ended December 31, 2002, we recorded restructuring charges of $28.9 million. The restructuring charges consisted of (a) a $5.0 million option fee paid in May 2002 related to the amendment of our approximately 80 acre ground lease in San Jose, California from which we subsequently elected to exercise the option to permanently exclude 40 acres commencing October 1, 2002; (b) a partial write-off of two letters of credit totaling $19.0 million associated with the exercise in September 2002 of our option to permanently terminate approximately one-half of our lease obligations under the San Jose ground lease (c) a write-off of property and equipment of $2.6 million, primarily leasehold improvements and some equipment, located in two unnecessary U.S. IBX expansion and headquarter office space operating leaseholds we had decided to exit and that do not currently provide any ongoing benefit and (d) write-offs or accruals of certain U.S. or European exit costs and severance charges.

Interest Income.    Interest income decreased to $296,000 from $998,000 for the year ended December 31, 2003 and 2002, respectively. Interest income decreased due to lower average cash, cash equivalent and short-term investment balances held in interest-bearing accounts and lower interest rates received on those invested balances.

Interest Expense.    Interest expense decreased to $20.5 million from $35.1 million for the year ended December 31, 2003 and 2002, respectively. The significant decrease in interest expense was primarily attributable to the retirement of $169.5 million of our 13% senior notes during 2002. In addition, we reduced the interest expense attributed to our credit facility as a result of a reduction in the principal balance outstanding and a reduction in the interest rates. However, these interest expense savings were partially offset by the approximately $7.3 million of non-cash interest expense associated with the $30.0 million 14% convertible secured note issued on December 31, 2002 as a result of the financing, and the $10.0 million 10% convertible secured notes issued on June 5, 2003 as a result of the Crosslink financing. We recorded a substantial debt discount equal to the $10.0 million of principal in connection with the Crosslink financing, primarily as a result of the beneficial conversion feature associated with these convertible secured notes, which is being amortized to interest expense over the term of the Crosslink financing. This is a primary contributor to our increased non-cash interest expense from the prior period.

Gain on Debt Extinguishment.    During the year ended December 31, 2002, we retired approximately $169.5 million of senior notes in exchange for approximately 2.4 million shares of common stock and $17.7 million of cash. As a result, we recognized a $114.2 million net gain on debt extinguishment during 2002, after deducting transaction costs, interest waived and allocation of unamortized debt issuance costs and debt discount. Although we made payments on our various debt facilities during 2003, we extinguished no senior notes or other debt during the year ended December 31, 2003.

Income Taxes.    A full valuation allowance is recorded against our deferred tax assets as management cannot conclude, based on available objective evidence, when it is more likely than not that the gross value of its deferred tax assets will be realized.

Years Ended December 31, 2002 and 2001

Revenues.    We recognized revenues of $77.2 million for the year ended December 31, 2002, as compared to revenues of $63.4 million for the year ended December 31, 2001. Revenues consisted of recurring revenues of $65.3 million and $57.6 million, respectively, for the year ended December 31, 2002 and 2001, primarily from the leasing of cabinet space, power and cross connects. Non-recurring revenues were $11.9 million and $5.8 million, respectively, for the year ended December 31, 2002 and 2001, primarily related to the recognized portion of deferred installation revenue and custom service revenues and settlement fees associated with certain customer right-sizing or contract terminations. Settlement fees recognized during the year ended December 31, 2002 totaled approximately $4.5 million, including a $2.8 million one-time settlement with Qwest received in the third quarter of 2002, and approximately $562,000 for the corresponding period in 2001. Installation and service fees are recognized ratably over the term of the contract. Custom service revenues are recognized upon completion of the services. Settlement fees are recognized upon contract termination. In February and March 2002, we entered into equipment reseller agreements with two related party companies. Included within the $11.9 million of non-recurring revenues for the year ended December 31, 2002, were $2.9 million of equipment resales resulting from these two equipment reseller agreements. There were no equipment resales in the year ended December 31, 2001. Excluding equipment resales, we recognized revenues of $74.2 million for the year ended December 31, 2002 as compared to revenues of $63.4 million for the year ended December 31, 2001, a 17% increase.

The period over period growth in revenues was primarily the result of an increase in orders from existing customers and growth in our customer base from 218 customers as of December 31, 2001 to 303 customers as of December 31, 2002 on a pre-combination basis and settlement fees associated with certain customer right-sizing or contract terminations. However, this growth in our customer base was partially offset by a number of our larger customers reducing the size of their contractual commitments to us. We refer to this effort as the “right-sizing” of our larger customer contracts. During late 2001 and throughout 2002, we proactively worked with certain of our larger customers to right-size their contractual commitments to help them better react to a slowdown in customer demand as a result of weaker economic conditions. Although these right-sizing efforts often result in a reduction in the number of cabinets these customers are obligated to pay for, many of these right-sizing efforts have resulted in the customer extending the term for the remaining cabinets. As a result, although the short-term recurring revenues from such customers are reduced, the overall contract value at times remains intact and the relationship with the customer is preserved, if not improved. As of December 31, 2002, we had successfully completed the right-sizing of most of our customers that had more than 100 cabinets booked, a booking level that represents our larger customers. These right-sizing efforts were, throughout 2002, netted out against our new customer cabinet bookings, limiting our overall revenue growth during this period.

Commencing in fiscal 2003, our revenues included revenues from our newly-acquired Asia-Pacific operations. We expect that revenues commencing in 2003 will be split approximately 85% in the U.S. and 15% in Asia-Pacific.

Cost of Revenues.    Cost of revenues increased to $104.1 million for the year ended December 31, 2002 from $94.9 million for the year ended December 31, 2001. These amounts included $47.8 million and $40.0 million, respectively, of depreciation expense and $266,000 and $426,000, respectively, of stock-based compensation expense. In addition to depreciation and stock-based compensation, cost of revenues consists primarily of rental payments for our leased IBX hubs, site employees’ salaries and benefits, utility costs, power and redundancy system engineering support services and related costs and security services. Furthermore, cost of revenues for the year ended December 31, 2002 included the costs associated with $2.9 million in equipment sales we recorded, which was approximately $2.8 million. Excluding depreciation, stock-based compensation expense and the costs of equipment sales, cost of revenues decreased slightly period over period to $53.1 million for the year ended December 31, 2002 from $54.4 million for the year ended December 31, 2001, a 2% decrease.

Cost of revenues for the year ended December 31, 2001 included $5.0 million in costs related to our European expansion plans. Due to the restructuring charge that we recorded in the third quarter of 2001, these costs were not in our cash cost of revenues for the year ended December 31, 2002; however, these savings were partially offset by the additional costs incurred of $3.7 million from (a) our newest and largest IBX hub opened during the first quarter of 2002 in the New York metropolitan area and (b) the costs associated with the ramp-up of our existing IBX hubs. In September 2002, we exercised an option to reduce the monthly operating costs under the San Jose ground lease by approximately one-half commencing October 2002, which resulted in savings of approximately $1.1 million as compared to the prior year. We anticipate that the costs associated with the continued ramp-up of our IBX hubs and the additional costs associated with some of our new services, such as bandwidth, will continue to increase in the foreseeable future; however, the cost savings resulting from the elimination of approximately half of the San Jose ground lease costs, which commenced in October 2002, should offset most of these increases for the foreseeable future in the U.S. However, commencing in fiscal 2003, our cost of revenues included the cost of revenues associated with our Asia-Pacific operations.

Sales and Marketing.    Sales and marketing expenses decreased to $15.2 million for the year ended December 31, 2002 from $16.9 million for the year ended December 31, 2001. These amounts included $952,000 and $2.8 million, respectively, of stock-based compensation expense. In addition, we recorded $2.3 million in bad debt expense for the year ended December 31, 2002, as compared to $477,000 recorded in the prior year. This substantial increase in bad debt expense was primarily the result of full provisions against aged receivables associated with two customers, Teleglobe and WorldCom, both of which filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in 2002. Excluding stock-based compensation and bad debt expense, cash sales and marketing costs decreased to $12.0 million for the year ended December 31, 2002 from $13.6 million for the year ended December 31, 2001, a 12% decrease. Cash sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. The decrease in sales and marketing expenses is the result of several cost saving initiatives that we undertook, including staff reductions of approximately 25% during 2001 that resulted in approximately $2.6 million in annual savings in sales and marketing costs and an overall decrease in discretionary spending. We continue to closely monitor our spending in all areas as a result of the current market conditions. However, commencing in fiscal 2003, our sales and marketing expenses included the sales and marketing expenses associated with our Asia-Pacific operations.

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

The significant decrease in general and administrative expenses was primarily the result of several cost saving initiatives that we undertook, including staff reductions of approximately 25% during 2001 that resulted in approximately $4.9 million in annual savings in general and administrative costs and an overall decrease in discretionary spending. We continue to closely monitor our spending as a result of the current market conditions. However, commencing in fiscal 2003, our general and administrative expenses included the general and administrative expenses associated with our Asia-Pacific operations.

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

Gain on Debt Extinguishment.    During the first half of 2002, we retired $52.8 million of our senior notes in exchange for approximately 500,000 shares of our common stock and approximately $2.5 million of cash. On

December 31, 2002, we retired an additional $116.8 million of our senior notes in exchange for approximately 1.9 million shares of our common stock and approximately $15.2 million of cash. As a result of these transactions, we recognized a $114.2 million net gain on debt extinguishment during 2002, after deducting transaction costs, interest waived and allocation of unamortized debt issuance costs and debt discount. Although we made payments on our various debt facilities during 2001, we extinguished no senior notes or other debt during the year ended December 31, 2001.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital requirements primarily through the issuance of senior notes, the private sale of preferred stock, our initial and follow-on public stock offerings, our credit facility, our convertible secured notes, our combination with i-STT and Pihana, which brought additional cash into the combined company, and various types of debt facilities and capital lease obligations, for aggregate gross proceeds of $1.0 billion. As of December 31, 2003, our total indebtedness from our non-convertible debt was $68.3 million and our total indebtedness from our convertible debt was $43.6 million as outlined below.

On February 11, 2004, we sold $75.0 million in aggregate principal of 2.5% convertible subordinated debentures due 2024 to qualified institutional buyers. Subsequently, on February 18, 2004, we sold an additional $11.25 million of our debentures to the initial purchasers of these debentures. We used or intend to use the net proceeds from this offering to repay all amounts outstanding under our credit facility and two of our other debt facilities. In addition, we intend to use the proceeds received to redeem our 13% senior notes. We have exercised our right to redeem all of its 13% senior notes, which have a total of $30.5 million of principal outstanding and have sent a notice of redemption to the trustee. The effective date of the redemption is expected to be March 12, 2004. The redemption price for the senior notes will be equal to 106.5% of their principal amount plus accrued and unpaid interest to the redemption date. Lastly, all remaining proceeds will be used for general corporate purposes. We expect to record a significant loss on debt extinguishment during the quarter ended March 31, 2004, primarily related to the non-cash write-off of debt issuance costs and discounts in connection with these various debt repayments and redemptions, as well as the cash premium we will pay on our 13% senior notes. We refer to this transaction as the “convertible debenture offering”.

As of December 31, 2003, our principal source of liquidity was our $73.0 million of cash, cash equivalents and short-term investments. We believe that this cash, coupled with the proceeds from the convertible debenture offering and our anticipated cash flows generated from operations, will be sufficient to meet our capital expenditure, working capital, debt service, including repayments and redemptions of our non-convertible debt as planned, and corporate overhead requirements for at least the next 12 months.

While we had generated negative operating cashflow in each annual period since inception, commencing the quarter ended September 30, 2003 we started to generate positive operating cash flow. During this quarter, our recurring revenues grew to a level sufficient to meet our operating cash requirements related to our predominantly fixed cost structure. We considered this quarter to be the inflection point in our business model whereby our revenues were sufficient on an ongoing basis to meet all our operating costs and working capital requirements. As a result of reaching this point in our operating history, we expect to generate cash from our operations during 2004 and expect these operating cash flows to be sufficient to meet our cash requirements to fund our capital expenditures. Given our limited operating history, we may not achieve our desired levels of profitability. See “Risk Factors.”

Uses of Cash

Net cash used in our operating activities was $17.3 million, $27.5 million and $68.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. We used cash during these periods primarily to fund our net loss, including cash interest payments on our senior notes and credit facility, although the majority of the operating cash flows used in 2003 related to the liquidation of accrued obligations at December 31, 2002 attributed to the combination and financing transactions and restructuring activities. Our net cash used in operations has decreased each year as our revenues have grown. As described above, we expect that we will generate cash from our operating activities in 2004.

Net cash used in investing activities was $15.6 million, $7.5 million and $153.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Net cash used in investing activities in during the year ended December 31, 2003 was primarily to fund capital expenditures to support our growing customer base and the purchase of short-term investments. Net cash used in investing activities during the year ended December 31, 2002 was primarily attributable to the liquidation of accrued construction costs for the New York metropolitan area IBX hub, which opened during the first quarter of 2002, partially offset by the sale of short-term investments. Net cash used in investing activities during the year ended December 31, 2001 was primarily attributable to the construction of our IBX hubs and the purchase of restricted cash and short-term investments. The amount of cash used in investing activities has decreased substantially since 2001 as we have substantially completed our current IBX hub rollout plan. For 2004, we anticipate that our cash used in investing activities, excluding the purchase and sale of short-term investments, will be attributed to the funding of our capital expenditures.

Net cash generated by financing activities was $52.3 million, $16.9 million and $107.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Net cash generated by financing activities during the year ended December 31, 2003 was primarily the result of the $104.4 million in proceeds from our follow-on equity offering and $10.0 million in proceeds from the Crosslink financing, partially offset by $57.2 million in payments on our credit facility and $6.1 million in payments on our various other debt facilities and capital lease obligations. Net cash generated by financing activities during the year ended December 31, 2002 was primarily attributable to the cash acquired in the acquisitions of i-STT and Pihana and proceeds from our $30.0 million convertible secured notes, offset by payments of $17.7 million used to retire approximately $169.5 million of our senior notes and the costs associated with the exchange of the senior notes and repayments under our credit facility of $13.5 million. Net cash generated by financing activities during the year ended December 31, 2001 was primarily attributable to the net $105.0 million draw down under our credit facility.

Debt Obligations—Non-Convertible Debt

As of December 31, 2003, our total indebtedness from non-convertible debt was $68.3 million, comprised of our senior notes, credit facility, and other debt facilities and capital lease obligations as follows:

Senior Notes.    In December 1999, we issued $200.0 million aggregate principal amount of 13% senior notes due 2007. During 2002, we retired $169.5 million of the senior notes in exchange for approximately 2.4 million shares of common stock and approximately $21.3 million of cash. As of December 31, 2003, a total of $30.5 million of senior note principal remained outstanding, which is presented, net of unamortized discount, on our balance sheet at $29.2 million. In February 2004, with the net proceeds from our convertible debenture offering, we have exercised our right to redeem all of our senior notes. A notice has been sent to the trustee and the effective date of the redemption of our senior notes is expected to be March 12, 2004. The redemption price for the senior notes will be equal to 106.5% of their principal amount plus accrued and unpaid interest to the redemption date.

Credit Facility.    In December 2000, we entered into the credit facility with a syndicate of lenders under which, subject to our compliance with a number of financial ratios and covenants, we were permitted to borrow up to $150.0 million, which was fully drawn down during 2001. This facility was amended at various times during 2001 and 2002. In connection with the follow-on equity offering in November 2003, we entered into a further amendment to the credit facility and permanently repaid $55.2 million of the then outstanding principal balance of $90.5 million. As of December 31, 2003, a total of $34.3 million of principal remained outstanding under the credit facility. In February 2004, with the net proceeds from our convertible debenture offering, we repaid all amounts outstanding under our credit facility and terminated the credit facility.

Other Debt Facilities and Capital Lease Obligations.    In August 1999, we entered into a loan agreement with Venture Lending and Leasing in the amount of $10.0 million and fully drew down on this amount. This loan agreement bears interest at 8.5% and was repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. In October 2002, we amended the loan agreement to secure certain short-term cash deferment benefits. Under the terms of this amendment, we extended the maturity of the loan by 24 months and amortized the remaining principal balance and related balloon interest payment over this amended period ending March 1, 2005. In exchange, the Company issued new warrants and re-priced the original warrants. As of December 31, 2003, principal of $847,000 remained outstanding. In March 2004, with the net proceeds from our convertible debenture offering, we will pay off this other debt facility in full.

In June 2001, we entered into a loan agreement with Heller Financial Leasing in the amount of $5.0 million and fully drew down on this amount. This loan agreement bears interest at 13.0% and is repayable over 36 months. In August 2002, we amended this loan to secure certain short-term cash deferments. Under the amended terms of this loan agreement, we extended the maturity of the loan by nine months. Commencing September 2002, we began to benefit from the reduction in monthly payments over the following 14 months thereby deferring approximately $1.2 million of principal payments. Commencing November 2003, the deferred principal payments will be repaid over the remaining 17 months of the loan ending March 2005. As of December 31, 2003, principal of $2.5 million remained outstanding. In February 2004, with the net proceeds from our convertible debenture offering, we paid off this other debt facility in full.

In December 2002, in conjunction with our merger with Pihana, we acquired multiple capital leases with Orix. The original amount financed was approximately $3.5 million. These capital lease arrangements bear interest at an average rate of 6.4% per annum and are repayable over 30 months. As of December 31, 2003, principal of $201,000 remained outstanding. These capital leases will be fully paid down by March 31, 2004.

As of December 31, 2003, a total of $3.5 million of our other debt facilities and capital lease obligations were outstanding, which is presented, net of unamortized discount, on our balance sheet at $3.4 million.

Debt Obligations—Convertible Debt

Convertible Secured Notes.    In December 2002, in conjunction with the combination, STT Communications made a $30.0 million strategic investment in the company in the form of a 14% convertible secured note due November 2007. The interest on the convertible secured note is payable in kind in the form of additional convertible secured notes, which we refer to as “PIK notes”. During 2003, we issued $3.6 million in PIK notes. The convertible secured note and PIK notes issued to STT Communications are convertible into our preferred and common stock at a price of $9.18 per underlying share, which represents 3.7 million shares as of December 31, 2003, and are convertible anytime at the option of STT Communications. After December 31, 2004 and through December 31, 2005, we may convert 95% of the STT Communications’ convertible secured notes and after December 31, 2005, we may convert 100% of these convertible secured notes upon certain conditions, including if the closing price of our common stock exceeds $32.12 per share for thirty consecutive trading days.

In June 2003, entities affiliated with Crosslink Capital made a $10.0 million strategic investment in the company in the form of 10% convertible secured notes due November 2007. The interest on the convertible secured notes is payable in kind in the form of additional convertible secured notes commencing on the second anniversary of the closing of this transaction. As of December 31, 2003, the convertible secured notes issued to the entities affiliated with Crosslink were convertible into 2.5 million shares of our common stock, and are convertible anytime at the option of Crosslink Capital. Following the second anniversary of the closing of the Crosslink financing, 100% of the Crosslink convertible secured notes will automatically convert upon certain conditions, including if the closing price of our common stock exceeds $15.66 per share for thirty consecutive trading days. We recorded a substantial debt discount equal to the $10.0 million of principal in connection with the Crosslink financing, primarily as a result of the beneficial conversion feature associated with these convertible secured notes, which is being amortized to interest expense over the term of the Crosslink financing.

As of December 31, 2003, a total of $43.6 million of convertible secured notes were outstanding, which is presented, net of unamortized discount, on our balance sheet at $31.7 million. All interest expense associated with our convertible secured notes, including the amortization of the unamortized discount of $11.9 million, represents non-cash interest expense in our statements of operation and cash flow as no cash is expended for this interest.

Convertible Subordinated Debentures.    On February 11, 2004, we sold $75.0 million in aggregate principal of 2.5% convertible subordinated debentures due 2024 to qualified institutional buyers. Subsequently, on February 18, 2004, we sold an additional $11.25 million of our debentures to the initial purchasers of these debentures. We used the net proceeds from this offering to repay all amounts outstanding under our credit facility and two of our other debt facilities. In addition, we intend to use additional proceeds received to redeem our 13% senior notes. We have exercised our right to redeem all of its 13% senior notes, which have a total of $30.5 million of principal outstanding and have sent a notice of redemption to the trustee. The effective date of the redemption is expected to be March 12, 2004. Lastly, all remaining proceeds will be used for general corporate purposes The interest on the convertible subordinated debentures is payable semi-annually every February and August commencing August 2004. Unlike our convertible secured notes, the interest on our convertible subordinated debentures will be payable in cash. Our convertible subordinated debentures will be convertible into 2.2 million shares of our common stock.

Holders of the convertible subordinated debentures may require us to purchase all or a portion of their debentures on February 15, 2009, February 15, 2014 and February 15, 2019, in each case at a price equal to 100% of the principal amount of the debentures plus any accrued and unpaid interest. In addition, holders of the convertible subordinated debentures may convert their debentures into shares of our common stock upon certain defined circumstances, including during any calendar quarter after the quarter ending June 30, 2004 if the closing price of our common stock exceeds $47.40 per share for twenty consecutive trading days. We may redeem all or a portion of the debentures at any time after February 15, 2009 at a redemption price equal to 100% of the principal amount of the debentures plus any accrued and unpaid interest.

Debt Maturities and Operating Lease Commitments

We lease our IBX hubs and certain equipment under non-cancelable operating lease agreements expiring through 2020. The following represents the minimum future operating lease payments for these commitments, as well as the combined aggregate maturities for all of our debt as of December 31, 2003 (in thousands):

	Debt facilities & capital lease obligations	Credit facility	Senior notes	Convertible secured notes	Operating leases	Total
2004	$2,798	$12,000	$—	$—	$28,339	$43,137
2005	729	12,000	—	—	31,072	43,801
2006	—	10,281	—	—	31,900	42,181
2007	—	—	30,475	43,598	32,330	106,403
2008 and thereafter	—	—	—	—	232,943	232,943

	$3,527	$34,281	$30,475	$43,598	$356,584	$468,465

If the Company had completed the convertible subordinated debenture offering during 2003 instead of February 2004, and had used the proceeds from this offering to repay all amounts outstanding under our credit facility and two of our other debt facilities, as well as redeemed all remaining senior notes, as intended, the obligations presented above would have been as follows on a pro forma basis as of December 31, 2003 (in thousands):

	Debt facilities & capital lease obligations	Convertible secured notes	Convertible subordinated debentures	Operating leases	Total
2004	$201	$—	$—	$28,339	$28,540
2005	—	—	—	31,072	31,072
2006	—	—	—	31,900	31,900
2007	—	43,598	—	32,330	75,928
2008 and thereafter	—	—	86,250	232,943	319,193

	$201	$43,598	$86,250	$356,584	$486,633

As of December 31, 2003, we had capital expenditure commitments of approximately $1.0 million related to a small expansion of our Singapore IBX hub, which we expect to fund during the first half of 2004. In addition, we expect to spend approximately $3.0 to $5.0 million to bring our recently-acquired Santa Clara IBX hub to Equinix standards during the first half of 2004.

With respect to the operating lease for one of our New York metropolitan area IBXs, our landlord has the right to increase our rentable space on December 31, 2004 when the lease for the current tenant’s portion of the aggregate property lease expires. As a result, commencing fiscal 2005, our total rent expense associated with this IBX hub could double. This increase in our operating lease commitments is reflected in the tables presented above. We are currently working with this landlord, as well as the current tenant of that space, and expect to minimize this additional cost to us; however, there can be no assurances that we will be successful in reducing this commitment.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service streams, such as our recent acquisition of the Sprint property in Santa Clara. However, we will continue to be very selective with any similar opportunity. As was the case with the Sprint property, the criteria will be quality of the design, access to networks, capacity availability in current market location, amount of incremental investment in the targeted property, lead-time to breakeven and in-place customers. Like the Sprint property, the right combination of these factors may be quite attractive for us. Dependent on the particular deal, these acquisitions may require additional capital expenditures in order to bring these centers up to Equinix standards.

RISK FACTORS

In addition to the other information in this report, the following risk factors should be considered carefully in evaluating our business and us:

Risks Related to Our Business

We have a limited operating history and we face challenges typically experienced by early-stage companies.

We were founded in June 1998 and did not recognize any revenue until November 1999. In October 2002, we entered into agreements to consummate a series of related acquisition and financing transactions. These transactions closed on December 31, 2002. Under the terms of these agreements, we combined our business with two similar businesses, that of i-STT Pte Ltd, or i-STT, and Pihana Pacific, Inc., or Pihana. We refer to this transaction as the combination. i-STT was founded in January 2000 and did not recognize any revenue until May 2000. Pihana was founded in June 1999 and did not recognize any revenue until June 2000. We expect that we will encounter challenges and difficulties frequently experienced by early-stage companies in new and rapidly evolving international markets, such as our ability to generate cash flow, hire, train and retain sufficient operational and technical talent, and implement our plan with minimal delays. We may not successfully address any or all of these challenges and our failure to do so would seriously harm our business plan and operating results, and affect our ability to raise additional funds.

Equinix’s, i-STT’s and Pihana’s businesses have incurred substantial losses in the past, may continue to incur additional losses in the future and will not be profitable until the combined company reverses this trend.

For the year ended December 31, 2003, the combined company incurred losses of $84.2 million. Until the quarter ended September 30, 2003, the combined company did not generate cash from operations. There can be no guarantee that the combined company will become profitable and the combined company may continue to incur additional losses. Even if the combined company achieves profitability, given the competitive and evolving nature of the industry in which it operates, the combined company may not be able to sustain or increase profitability on a quarterly or annual basis.

We expect our operating results to fluctuate.

Equinix has experienced fluctuations in its results of operations on a quarterly and annual basis. The fluctuation in our operating results may cause the market price of our common stock to decline. We expect to experience significant fluctuations in our operating results in the foreseeable future due to a variety of factors, including:

•	acquisition of additional IBX hubs;

•	demand for space and services at our IBX hubs;

•	changes in general economic conditions and specific market conditions in the telecommunications and Internet industries;

•	the provision of customer discounts and credits;

•	the mix of current and proposed products and services and the gross margins associated with our products and services;

•	competition in the markets;

•	conditions related to international operations;

•	the operating costs attributable to our real and personal property tax obligations related to our IBX hubs;

•	potential impairment charges on our long-lived assets including property and equipment and goodwill if certain of our IBX hub markets do not meet performance expectations;

•	the timing and magnitude of operating expenses, capital expenditures and expenses related to the expansion of sales, marketing, operations and acquisitions, if any, of complementary businesses and assets; and

•	the cost and availability of adequate public utilities, including power.

Any of the foregoing factors, or other factors discussed elsewhere in this offering memorandum, could have a material adverse effect on our business, results of operations, and financial condition. Although the combined company has experienced growth in revenues in recent quarters, this growth rate is not necessarily indicative of future operating results. It is possible that the combined company may never generate net income on a quarterly or annual basis. In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to lease and personnel expenses, depreciation and amortization, and interest expenses. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. As such, comparisons to prior reporting periods should not be relied upon as indications of the combined company’s future performance. In addition, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, we could experience an immediate and significant decline in the trading price of our stock.

Our inability to use our tax net operating losses will cause us to pay taxes at an earlier date and in greater amounts which may harm our operating results.

We believe that our ability to use our tax net operating losses, or NOLs, in any taxable year is subject to limitation under Section 382 of the Code as a result of the significant change in the ownership of our stock that resulted from the combination. We expect that almost all of our NOLs accrued prior to December 31, 2002 will expire unused as a result of this limitation. In addition to the limitations on NOL carryforward utilization described above, we believe that Section 382 of the Code will also significantly limit our ability to use the depreciation and amortization on our assets, as well as certain losses on the sale of our assets, to the extent that such depreciation, amortization and losses reflect unrealized depreciation that was inherent in such assets as of the date of the combination. These limitations will cause us to pay taxes at an earlier date and in greater amounts than would occur absent such limitations.

If we cannot effectively integrate and manage international operations, our revenues may not increase and our business and results of operations would be harmed.

In 2002, our sales outside North America represented less than 1% of our revenues, i-STT’s sales outside North America represented approximately 100% of its revenues and Pihana’s sales outside North America represented approximately 45% of its revenues. For the year ended December 31, 2003, the combined company recognized 15% of its revenues outside North America. We anticipate that, for the foreseeable future, approximately 15% of the combined company’s revenues will be derived from sources outside North America. Our management team is comprised primarily of Equinix executives before the combination, some of whom have had limited or no experience overseeing international operations.

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

We may experience gains and losses resulting from fluctuations in foreign currency exchange rates. To date, the majority of Equinix’s revenues and costs have been denominated in U.S. dollars, the majority of i-STT’s revenues and costs have been denominated in Singapore dollars and the majority of Pihana’s revenues and costs have been denominated in U.S. dollars, Japanese yen and Australian, Hong Kong and Singapore dollars. Although the combined company may undertake foreign exchange hedging transactions to reduce foreign currency transaction exposure, it does not currently intend to eliminate all foreign currency transaction exposure. Where our prices are denominated in U.S. dollars, our sales could be adversely affected by declines in foreign currencies relative to the U.S. dollar, thereby making our products more expensive in local currencies. Our international operations are generally subject to a number of additional risks, including:

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

We may make acquisitions, which pose integration and other risks, that could harm our business.

We may seek to acquire additional IBX centers, complementary businesses, products, services and technologies. As a result of these acquisitions, we may be required to incur additional debt and expenditures and issue additional shares of our stock to pay for the acquired business, product, service or technology, which will dilute existing stockholders’ ownership interest in the combined company and may delay, or prevent, our profitability. These acquisitions may also expose us to risks such as:

•	the possibility that we may not be able to successfully integrate acquired businesses or achieve the level of quality in such businesses to which our customers are accustomed;

•	the possibility that senior management may be required to spend considerable time negotiating agreements and integrating acquired businesses; and

•	the possible loss or reduction in value of acquired businesses.

On October 27, 2003, we announced that we signed an agreement to sublease Sprint’s E|Solutions Internet Center in Santa Clara and acquire certain related assets. Such sublease went into effect on December 1, 2003. In negotiating this transaction we were only able to conduct limited due diligence and received limited representations and warranties. If the subleased facility and acquired assets are not in the condition we believe them to be in, we may be required to incur substantial additional costs to repair the acquired facility and related assets. If incurred, these costs could materially adversely affect our business, financial condition and results of operations.

We cannot assure you that we would successfully overcome these risks or any other problems encountered with these acquisitions.

STT Communications holds a substantial portion of our stock and has significant influence over matters requiring stockholder consent.

As of December 31, 2003, STT Communications owned approximately 28.5% of our outstanding voting stock. In addition, STT Communications is not prohibited from buying shares of our stock in public or private transactions. Because of the diffuse ownership of our stock, STT Communications has significant influence over matters requiring our stockholder approval. Following the expiration on December 31, 2004 of restrictions on STT Communications preventing it from converting its convertible secured notes and warrants into more than 40% of our voting stock, STT Communications may own more than 40% of our voting stock. As a result, STT

Communications will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could prevent or delay a third party from acquiring or merging with us. STT also has a right of first offer which entitles them to participate in an offering of our equity securities, or securities convertible into our equity securities, to maintain their ownership percentage prior to such offering.

We may be forced to take steps, and may be prevented from pursuing certain business opportunities, to ensure compliance with certain tax-related covenants agreed to by us in the combination agreement.

We agreed to a covenant in the combination agreement (which we refer to as the FIRPTA covenant) that we would use all commercially reasonable efforts to ensure that at all times from and after the closing of the combination until such time as neither STT Communications nor its affiliates hold our capital stock or debt securities (or the capital stock received upon conversion of the debt securities) received by STT Communications in connection with the consummation of the transactions contemplated in the combination agreement, none of our capital stock issued to STT Communications would constitute “United States real property interests” within the meaning of Section 897(c) of the Code. Under Section 897(c) of the Code, our capital stock issued to STT Communications would generally constitute “United States real property interests” at such point in time that the fair market value of the “United States real property interests” owned by us equals or exceeds 50% of the sum of the aggregate fair market values of (a) our “United States real property interests,” (b) our interests in real property located outside the U.S., and (c) any other assets held by us which are used or held for use in our trade or business. Given that we currently own significant amounts of “United States real property interests,” we may be limited with respect to the business opportunities we may pursue, particularly if the business opportunities would increase the amounts of “United States real property interests” owned by us or decrease the amount of other assets owned by us. In addition, pursuant to the FIRPTA covenant we may be forced to take commercially reasonable proactive steps to ensure our compliance with the FIRPTA covenant, including, but not limited to, (a) a sale-leaseback transaction with respect to all real property interests, or (b) the formation of a holding company organized under the laws of the Republic of Singapore which would issue shares of its capital stock in exchange for all of our outstanding stock (this reorganization would require the submission of that transaction to our stockholders for their approval and the consummation of that exchange). We will only be required to take these actions if such actions are commercially reasonable for Equinix or our stockholders.

Our non-U.S. customers include numerous related parties of i-STT.

In the past, a substantial portion of i-STT’s financing, as well as its revenues, has been derived from its affiliates, including STT Communications. We continue to have contractual and other business relationships and may engage in material transactions with affiliates of STT Communications. Circumstances may arise in which the interests of STT Communications’ affiliates may conflict with the interests of our other stockholders. In addition, Singapore Technologies Pte Ltd, the parent company of STT Communications, makes investments in various companies; it has invested in the past, and may invest in the future, in entities that compete with us. In the context of negotiating commercial arrangements with affiliates, conflicts of interest have arisen in the past and may arise, in this or other contexts, in the future. We cannot assure you that any conflicts of interest will be resolved in our favor.

A significant number of shares of our capital stock have been issued during 2002 and 2003 and may be sold in the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

We issued a large number of shares of our capital stock to the former Pihana stockholders, STT Communications, and holders of our senior notes in connection with the combination, financing and senior note exchange, to Crosslink Capital in connection with the Crosslink financing and to the public and STT Communications in connection with our recent follow-on equity offering. The shares of common stock issued in the senior note exchange are currently freely tradeable. The shares of common stock issued in connection with the combination have been registered for resale as of June 30, 2003 and the shares of common stock issued upon exercise of the warrants issued in connection with the Crosslink financing have been registered for resale as of September 22, 2003. The shares sold to the public and STT Communications in connection with our recent follow-on equity offering are freely tradeable by the public, subject, in the case of STT Communications, to compliance with Rule 144 resale restrictions applicable to affiliates. Subject to the restrictions described in our proxy statement dated December 12, 2002, the convertible secured notes and warrants issued in connection with the financing and the Crosslink financing are immediately convertible or exercisable into shares of common stock and the underlying shares of common stock may be registered for resale. Sales of a substantial number of shares of our common stock by these parties within any narrow period of time could cause our stock price to fall. In addition, the issuance of the additional shares of our common stock as a result of these transactions will reduce our earnings per share, if any. This dilution could reduce the market price of our common stock unless and until we achieve revenue growth or cost savings and other business economies sufficient to offset the effect of this issuance. We cannot assure you that we will achieve revenue growth, cost savings or other business economies.

A significant number of our shares may be sold into the public market if STT Communications defaults on its credit facility which could cause the market price of our common stock to drop significantly.

STT Communications currently holds our common stock or holds securities convertible into shares of our common stock totaling 8,565,520 shares. STT Communications has pledged to its lenders its ownership interest in the majority of its secured notes and warrants purchased in the financing and its common and preferred stock issued in the combination as collateral for its secured credit facility. If STT Communications defaults on its credit facility, the stock, warrants and secured notes owned by STT Communications could be transferred to its lenders or sold to third parties. In the event of default, the new owner of the secured notes and warrants could convert them into our common stock and sell them, along with the common stock, into the public market. Sales of a substantial number of shares of our common stock by these parties within any narrow period of time could cause our stock price to fall. In addition, the issuance of the additional shares of our common stock as a result of these transactions will reduce our earnings per share, if any.

We depend on a number of third parties to provide Internet connectivity to our IBX hubs; if connectivity is interrupted or terminated, our operating results and cash flow will be materially adversely affected.

The presence of diverse telecommunications carriers’ fiber networks in our IBX hubs is critical to our ability to attract new customers. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results.

We are not a telecommunications carrier, and as such we rely on third parties to provide our customers with carrier services. We rely primarily on revenue opportunities from the telecommunications carriers’ customers to encourage them to invest the capital and operating resources required to build facilities from their locations to our IBX hubs. Carriers will likely evaluate the revenue opportunity of an IBX hub based on the assumption that the environment will be highly competitive. We cannot assure you that any carrier will elect to offer its services within our IBX hubs or that once a carrier has decided to provide Internet connectivity to our IBX hubs that it will continue to do so for any period of time.

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

Problems at one or more of our IBX hubs, whether or not within our control, could result in service interruptions or significant equipment damage. We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX hubs could result in service level commitments to these customers. In the past, a limited number of our customers have experienced temporary losses of power and failure of our services levels on products such as bandwidth connectivity. If we incur significant financial commitments to our customers in connection with a loss of power, or our failure to meet other service level commitment obligations, our liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations, particularly in the early stage of our development, could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.

Furthermore, we are dependent upon Internet service providers, telecommunications carriers and other website operators in the U.S., Asia and elsewhere, some of which may have experienced significant system failures and electrical outages in the past. Users of our services may in the future experience difficulties due to system failures unrelated to our systems and services. If for any reason, these providers fail to provide the required services, our business, financial condition and results of operations could be materially adversely impacted.

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

There is no known prevention or defense against denial of service attacks. During a prolonged denial of service attack, Internet service will not be available for several hours, thus impacting hosted customers’ on-line business transactions. Affected customers might file claims against us under such circumstances.

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

In order to provide resale services such as bandwidth, managed services, backup and recovery services and other network management services, we will contract with third party service providers. These services require us to enter into fixed term contracts for services with third party suppliers of products and services. If we experience the loss of a customer who has purchased a resale product, we will remain obligated to continue to pay our suppliers for the term of the underlying contracts. The payment of these obligations without a corresponding payment from customers will reduce our financial resources and may have a material adverse affect on our financial performance and operating results.

IBM accounts for a significant portion of our revenues, and the loss of IBM as a customer could significantly harm our business, financial condition and results of operations.

For the year ended December 31, 2003, IBM accounted for 15% of our revenue and as of December 31, 2003 accounted for 11% of our accounts receivable. For the year ended December 31, 2002, IBM accounted for 20% of our revenue and as of December 31, 2002 accounted for 15% of our accounts receivable. We expect that IBM will continue to account for a significant portion of our revenue for the foreseeable future, although we expect revenues received from IBM to decline as a percentage of our total revenues as we add new customers in our IBX hubs. If we lose IBM as a customer, our business, financial condition and results of operations could be adversely affected.

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

Because of their greater financial resources, some of our competitors have the ability to adopt aggressive pricing policies, especially if they have been able to restructure their debt or other obligations. As a result, in the future, we may suffer from pricing pressure that would adversely affect our ability to generate revenues and adversely affect our operating results. In addition, these competitors could offer colocation on neutral terms, and may start doing so in the same metropolitan areas where we have IBX hubs. Some of these competitors may also provide our target customers with additional benefits, including bundled communication services, and may do so in a manner that is more attractive to our potential customers than obtaining space in our IBX hubs. We believe our neutrality provides us with an advantage over these competitors. However, if these competitors were able to adopt aggressive pricing policies together with offering colocation space, our ability to generate revenues would be materially adversely affected.

We may also face competition from persons seeking to replicate our IBX concept by building new centers or converting existing centers that some of our competitors are in the process of divesting. Competitors may operate more successfully or form alliances to acquire significant market share. Furthermore, enterprises that have already invested substantial resources in peering arrangements may be reluctant or slow to adopt our approach that may replace, limit or compete with their existing systems. In addition, other companies may be able to attract the same potential customers that we are targeting. Once customers are located in competitors’ facilities, it will be extremely difficult to convince them to relocate to our IBX hubs.

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

Increases in property taxes could adversely affect our business, financial condition and results of operations.

Our IBX hubs are subject to state and local real property taxes. The state and local real property taxes on our IBX hubs may increase as property tax rates change and as the value of the properties are assessed or reassessed by taxing authorities. Many state and local governments are facing budget deficits, which may cause them to increase assessments or taxes. If property taxes increase, our business, financial condition and operating results could be adversely affected.

Our products and services have a long sales cycle that may materially adversely affect our business, financial condition and results of operations.

A customer’s decision to license cabinet space in one of our IBX hubs and to purchase additional services typically involves a significant commitment of resources and will be influenced by, among other things, the customer’s confidence in our financial strength. In addition, some customers will be reluctant to commit to locating in our IBX hubs until they are confident that the IBX hub has adequate carrier connections. As a result, we have a long sales cycle. Delays due to the length our sales cycle may materially adversely affect our business, financial condition and results of operations.

We are subject to securities class action litigation, which may harm our business and results of operations.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. During the quarter ended September 30, 2001, putative shareholder class action lawsuits were filed against us, a number of our officers and directors, and several investment banks that were underwriters of our initial public offering. The suits allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. In July 2003, a special litigation committee of our board of directors agreed to participate in a settlement with the plaintiffs. The settlement agreement is subject to court approval and sufficient participation by defendants in similar actions. If the proposed settlement is not approved by the court or a sufficient number of defendants do not participate in the settlement, the defense of this litigation may increase our expenses and divert management’s attention and resources. An adverse outcome in this litigation could seriously harm our business and results of operations. In addition, we may, in the future, be subject to other securities class action or similar litigation.

Risks Related to Our Industry

If the economy does not improve and the use of the Internet and electronic business does not grow, our revenues may not grow.

Acceptance and use of the Internet may not continue to develop at historical rates and a sufficiently broad base of consumers may not adopt or continue to use the Internet and other online services as a medium of commerce. Demand for Internet services and products are subject to a high level of uncertainty and are subject to significant pricing pressure, especially in Asia-Pacific. As a result, we cannot be certain that a viable market for our IBX hubs will materialize. If the market for our IBX hubs grows more slowly than we currently anticipate, our revenues will not grow as expected and our operating results will suffer.

Government regulation may adversely affect the use of the Internet and our business.

Various laws and governmental regulations governing Internet related services, related communications services and information technologies, and electronic commerce remain largely unsettled, even in areas where there has been some legislative action. This is true both in the U.S. and the various foreign countries in which we now operate. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, telecommunications services, and taxation, apply to the Internet and to related services such as ours. We have limited experience with such international regulatory issues and substantial resources may be required to comply with regulations or bring any non-compliant business practices into compliance with such regulations. In addition, the development of the market for online commerce and the displacement of traditional telephony service by the Internet and related communications services may prompt an increased call for more stringent consumer protection laws or other regulation both in the U.S. and abroad that may impose additional burdens on companies conducting business online and their service providers. The compliance with, adoption or modification of, laws or regulations relating to the Internet, or interpretations of existing laws, could have a material adverse effect on our business, financial condition and results of operation.

Terrorist activity throughout the world and military action to counter terrorism could adversely impact our business.

The September 11, 2001 terrorist attacks in the U.S., the ensuing declaration of war on terrorism and the continued threat of terrorist activity and other acts of war or hostility appear to be having an adverse effect on business, financial and general economic conditions internationally. These effects may, in turn, increase our costs due to the need to provide enhanced security, which would have a material adverse effect on our business and results of operations. These circumstances may also adversely affect our ability to attract and retain customers, our ability to raise capital and the operation and maintenance of our IBX hubs.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21. EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted the provisions of EITF 00-21 during the third quarter of 2003. The adoption of this statement has not had a material impact on our results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB released a revised version of FIN 46 clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. The adoption of Fin 46 did not have a material impact on our results of operations, financial position or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group, or DIG, process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We adopted the provisions of SFAS No. 149 during the third quarter of 2003. The adoption of this statement has not had a material impact on our results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. In November 2003, the FASB issued FASB Staff Position No. FASB 150-3 which deferred the measurement provisions of SFAS No. 150 indefinitely for certain mandatorily redeemable non-controlling interests that were issued before November 5, 2003. The FASB plans to reconsider implementation issues and, perhaps, classification or measurement guidance for those non-controlling interests during the deferral period. In 2003, we applied certain disclosure requirements of SFAS No. 150. To date, the impact of the effective provisions of SFAS No. 150 have not had a material impact on our results of operations, financial position or cash flows. While the effective date of certain elements of SFAS No. 150 have been deferred, the adoption of SFAS No. 150 when finalized is not expected to have a material impact on our financial position, results of operations or cash flows.

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

An immediate 10% increase or decrease in current interest rates would furthermore not have a material impact to our debt obligations due to the fixed nature of our long-term debt obligations, except for the interest expense associated with our credit facility, which bears interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR. As of December 31, 2003, the credit facility had an effective interest rate of 5.96%. Our credit facility was fully paid off in February 2004 with the proceeds from the convertible debenture offering. The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but does not impact our earnings or cash flows.

The fair market value of our senior notes is based on quoted market prices. The estimated fair value of our senior notes as of December 31, 2003 was approximately $24.4 million. Our senior notes will be fully redeemed in March 2004 with the proceeds from the convertible debenture offering.

Foreign Currency Risk

Prior to December 31, 2002, all of our recognized revenue had been denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations had been minimal. However, commencing in fiscal 2003, as a result of the combination, approximately 15% of our revenues and approximately 18% of our costs were in the Asia-Pacific region, and a large portion of those revenues and costs were denominated in a currency other than the U.S. dollar, primarily the Singapore dollar, Japanese yen and Hong Kong and Australian dollars. As a result, our operating results and cash flows will be impacted due to currency fluctuations relative to the U.S. dollar. Going forward, we continue to expect that approximately 15% of our revenues and costs will continue to be generated and incurred in the Asia-Pacific region in currencies other than the U.S. dollar, similar to 2003.

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

ITEM 9A.    CONTROLS AND PROCEDURES

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)    Identification of Directors. Information concerning the directors of Equinix is set forth under the heading “Election of Directors” in the Equinix Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

(b)    Identification of Executive Officers. Information concerning executive officers of Equinix is set forth under the caption “Other Executive Officers” in the Equinix Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

(c)    Audit Committee Financial Expert. Information concerning Equinix’s audit committee financial expert is set forth under the heading “Report of the Audit Committee of the Board of Directors” in the Equinix Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

(d)    Identification of the Audit Committee. Information concerning the audit committee of Equinix is set forth under the heading “Report of the Audit Committee of the Board of Directors” in the Equinix Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

(e)    Section 16(a) Beneficial Ownership Reporting Compliance. Information concerning compliance with beneficial ownership reporting requirements is set forth under the caption “Compliance with Section 16(a) of the Exchange Act” in the Equinix Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

(f)    Code of Ethics. Information concerning the Equinix Code of Ethics and Business Conduct is set forth under the caption “Code of Ethics and Business Conduct” in the Equinix Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference. The Code of Ethics and Business Conduct can also be found on our website, www.equinix.com.

ITEM 11.    EXECUTIVE COMPENSATION

Information concerning executive compensation is set forth under the headings “Executive Compensation and Related Information”, and “Report of the Compensation Committee of the Board of Directors” in the Equinix Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning shares of Equinix equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Equinix Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is set forth under the heading “Certain Relationships and Related Transactions” in the Equinix Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees and services of the Company’s principal accountants is set forth under the heading “Report of the Audit Committee of the Board of Directors” in the Equinix Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements:

(a)(2)  All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)  Exhibits:

Exhibit Number	Description of Document
2.1(8)	Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.

3.1(10)	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.

3.2(10)	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.

3.3(9)	Bylaws of the Registrant.

3.4(13)	Certificate of Amendment of the Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2(2)	Form of Registrant’s Common Stock certificate.

4.6(1)	Common Stock Registration Rights Agreement (See Exhibit 10.3).

4.9(1)	Amended and Restated Investors’ Rights Agreement (See Exhibit 10.6).

4.10(9)	Registration Rights Agreement (See Exhibit 10.75).

10.1(1)	Indenture, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as trustee).

10.2(1)	Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).

10.3(1)	Common Stock Registration Rights Agreement, dated as of December 1, 1999, by and among the Registrant, Benchmark Capital Partners II, L.P., Cisco Systems, Inc., Microsoft Corporation, ePartners, Albert M. Avery, IV and Jay S. Adelson (as investors), and the Initial Purchasers.

10.5(1)	Form of Indemnification Agreement between the Registrant and each of its officers and directors.

10.6(1)	Amended and Restated Investors’ Rights Agreement, dated as of May 8, 2000, by and between the Registrant, the Series A Purchasers, the Series B Purchasers, the Series C Purchasers and members of the Registrant’s management.

10.8(1)	The Registrant’s 1998 Stock Option Plan.

10.9(1)+	Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.

10.10(1)+	Lease Agreement with Market Halsey Urban Renewal, LLC, dated as of May 3, 1999.

10.11(1)+	Lease Agreement with Laing Beaumeade, dated as of November 18, 1998.

Exhibit Number	Description of Document
10.12(1)+	Lease Agreement with Rose Ventures II, Inc., dated as of June 10, 1999.

10.13(1)+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 8, 1999.

10.14(1)+	First Amendment to Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of October 28, 1999.

10.15(1)+	Lease Agreement with Nexcomm Asset Acquisition I, L.P., dated as of January 21, 2000.

10.16(1)+	Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of December 15, 1999.

10.20(1)+	Agreement between Equinix, Inc. and WorldCom, Inc., dated November 16, 1999.

10.21(1)	Customer Agreement between Equinix, Inc. and WorldCom, Inc., dated November 16, 1999.

10.23(1)	Purchase Agreement between International Business Machines Corporation and Equinix, Inc. dated May 23, 2000.

10.24(2)	2000 Equity Incentive Plan.

10.25(2)	2000 Director Option Plan.

10.26(2)	2000 Employee Stock Purchase Plan.

10.27(2)	Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000.

10.28(3)+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of July 1, 2000.

10.29(3)+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of May 1, 2000.

10.30(3)+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 24, 2000.

10.31(3)+	Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24, 2000.

10.42(4)+	First Amendment to Deed of Lease with TrizecHahn Beaumeade Technology Center LLC, dated as of March 22, 2001.

10.43(4)+	First Lease Amendment Agreement with Market Halsey Urban Renewal, LLC, dated as of May 23, 2001.

10.44(4)+	First Amendment to Lease with Nexcomm Asset Acquisition I, L.P., dated as of April 18, 2000.

10.45(4)+	Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of December 18, 2000.

10.46(5)	First Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 26, 2001.

10.48(5)	2001 Supplemental Stock Plan.

10.53(6)	Second Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of May 20, 2002.

10.54(6)+	Amended and Restated Master Service Agreement by and between International Business Machines Corporation and Equinix, Inc., dated as of May 1, 2002.

10.56(7)+	Second Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of October 1, 2002.

10.58(7)	Form of Severance Agreement entered into by the Company and each of the Company’s executive officers.

10.59(9)	Second Amended and Restated Credit and Guaranty Agreement, dated as of December 31, 2002.

Exhibit Number	Description of Document
10.60(9)	Governance Agreement by and among Equinix, Inc., STT Communications Ltd., i-STT Communications Ltd., STT Investments Pte Ltd and the Pihana Pacific stockholder named therein, dated as of December 31, 2002.

10.61(9)	Tenancy Agreement over units #06-01, #06-05, #06-06, #06-07 and #06-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.62(9)	Tenancy Agreement over units #05-05, #05-06, #05-07 and #05-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.63(9)	Tenancy Agreement over units #03-01 and #03-02 of Block 28 Ayer Rajah Crescent, Singapore 139959.

10.64(9)	Tenancy Agreement over units #05-01, #05-02, #05-03 and #05-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.65(9)	Tenancy Agreement over units #03-05, #03-06, #03-07 and #03-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.69(9)	Lease Agreement with Downtown Properties, LLC dated April 10, 2000, as amended.

10.70(9)	Lease Agreement with Comfort Development Limited dated November 10, 2000.

10.71(9)	Lease Agreement with PacEast Telecom Corporation dated June 15, 2000, as amended.

10.72(9)	Lease Agreement Lend Lease Real Estate Investments Limited dated October 20, 2000.

10.73(9)	Lease Agreement with AIPA Properties, LLC dated November 1, 1999, as amended.

10.74(9)	Third Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 30, 2002.

10.75(9)	Registration Rights Agreement by and among Equinix and the Initial Purchasers, dated as of December 31, 2002.

10.76(9)	Securities Purchase Agreement by and among Equinix, the Guarantors and the Purchasers, dated as of October 2, 2002.

10.77(9)	Series A-1 Convertible Secured Note Due 2007 issued to i-STT Investments Pte Ltd on December 31, 2002.

10.78(9)	Preferred Stock Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.79(9)	Change in Control Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.80(13)	Series A Cash Trigger Warrant issued to i-STT Investments Pte Ltd on June 5, 2003.

10.81(13)	Series B Cash Trigger Warrant issued to i-STT Investments Pte Ltd on June 5, 2003.

10.82(9)	First Supplemental Indenture between Equinix and State Street Bank and Trust Company of California, N.A., as Trustee, dated as of December 28, 2002.

10.83(11)	Securities Purchase and Admission Agreement, dated April 29, 2003, among Equinix, certain of Equinix’s subsidiaries, i-STT Investments Pte Ltd, STT Communications Ltd and affiliates of Crosslink Capital.

10.84(12)	Sublease by and between Electronics for Imaging as Landlord and Equinix Operating Co., Inc. as Tenant dated February 12, 2003.

10.85(13)	Form of Series A-2 Convertible Secured Note Due 2007 issued to entities affiliated with Crosslink Ventures on June 5, 2003.

10.87(13)	Form of Series A-2 Change in Control Warrant issued to entities affiliated with Crosslink Ventures on June 5, 2003

Exhibit Number	Description of Document
10.88(13)	Form of Series A Cash Trigger Warrant issued to entities affiliated with Crosslink Ventures on June 5, 2003.

10.89(13)	Form of Series B Cash Trigger Warrant issued to entities affiliated with Crosslink Ventures on June 5, 2003.

10.90(13)	Expatriate Agreement with Philip Koen, President and Chief Operating Officer of the Company, dated as of June 24, 2003.

10.92(14)	Renewal of Tenancy Agreements over units #06-01, #06-05/08, #05-05/08, #03-05/08 & #05-01/04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.93	Amendment to Second Amended and Restated Credit and Guaranty Agreement, dated as of November 18, 2003.

10.94	Fourth Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of November 21, 2003.

10.95+	Sublease Agreement between Sprint Communications Company, L.P. and Equinix Operating Co., Inc. dated October 24, 2003.

10.96	Tenancy Agreement over units #03-01, #03-02, #03-03, #03-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.97	Lease Agreement with JMA Robinson Redevelopment, LLC, as successor in interest to Carrier Central L.A., Inc., dated as of November 30, 2003.

16.1(1)	Letter regarding change in certifying accountant.

21.1(9)	Subsidiaries of Equinix.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-93749).
(2)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement in Form S-1 (Commission File No. 333-39752).
(3)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(4)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(5)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(6)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(7)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(8)	Incorporated herein by reference to Annex A of Equinix’s Definitive Proxy Statement filed with the Commission December 12, 2002.
(9)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002.
(11)	Incorporated herein by reference to exhibit 10.1 in the Registrant’s filing on Form 8-K on May 1, 2003.
(12)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(13)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(14)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

(b)    Reports on Form 8-K.

On October 27, 2003, the Company filed a Current Report on Form 8-K to file the Company’s press release from October 27, 2003, in which the Company reported its 2003 third quarter results.

On October 28, 2003, the Company filed a Current Report on Form 8-K to file an excerpt from the Company’s conference call held on October 27, 2003, in which it announced its financial results for the quarter ended September 30, 2003 and reported its EBITDA for that period. The Company attached a reconciliation of EBITDA to GAAP as required by Regulation G.

On November 7, 2003, the Company filed a Current Report on Form 8-K to file certain non-GAAP information that the Company had disclosed in meetings held on November 7, 2003. The Company attached a reconciliation of these non-GAAP metrics to GAAP as required by Regulation G.

On November 18, 2003, the Company filed a Current Report on Form 8-K to file the Company’s press release from November 18, 2003, in which the Company announced the pricing of its follow-on equity offering and filed as an exhibit the Underwriting Agreement, dated November 17, 2003, between the Company and Citigroup Global Markets, Inc. and SG Cowen Securities Corporation, as the representatives of the underwriters named therein.

On November 20, 2003, the Company filed a Current Report on Form 8-K to announce that it had completed the follow-on equity offering.

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

March 5, 2004

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

Signature	Title	Date

/s/ PETER F. VAN CAMP Peter F. Van Camp	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2004

/s/ RENEE F. LANAM Renee F. Lanam	Chief Financial Officer and Secretary (Principal Financial Officer)	March 5, 2004

/s/ KEITH D. TAYLOR Keith D. Taylor	Vice President, Finance (Principal Accounting Officer)	March 5, 2004

/s/ LEE THENG KIAT Lee Theng Kiat	Chairman of the Board	March 5, 2004

/s/ STEVEN POY ENG Steven Poy Eng	Director	March 5, 2004

/s/ GARY HROMADKO Gary Hromadko	Director	March 5, 2004

/s/ SCOTT KRIENS Scott Kriens	Director	March 5, 2004

/s/ JEAN F.H.P. MANDEVILLE Jean F.H.P. Mandeville	Director	March 5, 2004

Signature	Title	Date

/s/ ANDREW S. RACHLEFF Andrew S. Rachleff	Director	March 5, 2004

/s/ DENNIS RANEY Dennis Raney	Director	March 5, 2004

/s/ MICHELANGELO VOLPI Michelangelo Volpi	Director	March 5, 2004

Report of Independent Auditors

To Board of Directors and

Stockholders of Equinix, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 46 present fairly, in all material respects, the financial position of Equinix, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California

March 5, 2004

EQUINIX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$60,428	$41,216
Short-term investments	12,543	—
Accounts receivable, net of allowance for doubtful accounts of $315 and $397	10,178	9,152
Current portion of restricted cash	—	1,981
Prepaids and other current assets	3,139	11,146

Total current assets	86,288	63,495
Property and equipment, net	343,554	390,048
Restricted cash, less current portion	1,835	2,426
Goodwill	21,228	21,081
Debt issuance costs, net	5,954	7,250
Other assets	5,673	7,703

Total assets	$464,532	$492,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$18,052	$20,347
Accrued restructuring charges	828	11,528
Accrued interest payable	1,114	2,311
Current portion of debt facilities and capital lease obligations	2,689	5,591
Current portion of credit facility	12,000	1,981
Other current liabilities	3,843	4,413

Total current liabilities	38,526	46,171
Debt facilities and capital lease obligations, less current portion	723	3,633
Credit facility, less current portion	22,281	89,529
Senior notes	29,220	28,908
Convertible secured notes	31,683	25,354
Deferred rent and other liabilities	22,022	14,214

Total liabilities	144,455	207,809

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 100,000,000 shares authorized in 2003 and 2002; 1,868,667 shares issued and outstanding in 2003 and 2002; liquidation value of $18,298 as of December 31, 2003 and 2002	2	2
Common stock, $0.001 par value per share; 300,000,000 shares authorized in 2003 and 2002; 15,084,425 and 8,448,683 shares issued and outstanding in 2003 and 2002	15	8
Additional paid-in capital	755,698	638,065
Deferred stock-based compensation	(1,032)	(2,865)
Accumulated other comprehensive income	1,198	617
Accumulated deficit	(435,804)	(351,633)

Total stockholders’ equity	320,077	284,194

Total liabilities and stockholders’ equity	$464,532	$492,003

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2003	2002	2001
Revenues	$117,942	$77,188	$63,414

Costs and operating expenses:
Cost of revenues	128,121	104,073	94,889
Sales and marketing	19,483	15,247	16,935
General and administrative	34,293	30,659	58,286
Restructuring charges	—	28,885	48,565

Total costs and operating expenses	181,897	178,864	218,675

Loss from operations	(63,955)	(101,676)	(155,261)
Interest income	296	998	10,656
Interest expense	(20,512)	(35,098)	(43,810)
Gain on debt extinguishment	—	114,158	—

Net loss	$(84,171)	$(21,618)	$(188,415)

Net loss per share:
Basic and diluted	$(8.76)	$(7.23)	$(76.62)

Weighted average shares	9,604	2,990	2,459

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE YEARS ENDED DECEMBER 31, 2003

(in thousands, except share data )

	Preferred stock		Common stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2000	—	$—	2,405,376	$2	$553,145	$(38,350)	$1,919	$(141,600)	$375,116
Issuance of common stock upon exercise of common stock options	—	—	15,534	—	435	—	—	—	435
Issuance of common stock upon exercise of common stock warrants	—	—	72,882	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	16,427	1	1,483	—	—	—	1,484
Repurchase of unvested common stock	—	—	(7,807)	—	(18)	—	—	—	(18)
Issuance/revaluation of common stock warrants	—	—	—	—	(2,341)	—	—	—	(2,341)
Deferred stock-based compensation, net of forfeitures	—	—	—	—	(8,284)	8,284	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	19,044	—	—	19,044
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(188,415)	(188,415)
Foreign currency translation loss	—	—	—	—	—	—	(1,873)	—	(1,873)
Unrealized gain on short-term investments	—	—	—	—	—	—	89	—	89

Net comprehensive loss	—	—	—	—	—	—	(1,784)	(188,415)	(190,199)

Balances as of December 31, 2001	—	—	2,502,412	3	544,420	(11,022)	135	(330,015)	203,521
Issuance of common stock upon exercise of common stock options	—	—	12,965	—	112	—	—	—	112
Issuance of common stock upon exercise of common stock warrants	—	—	58,551	—	11	—	—	—	11
Issuance of common stock under employee stock purchase plan	—	—	16,689	—	415	—	—	—	415
Issuance of common stock upon exchange of senior notes	—	—	2,357,001	2	30,831	—	—	—	30,833
Issuance of common and preferred stock upon acquisition of i-STT	1,868,667	2	1,084,686	1	31,184	—	—	—	31,187
Issuance of common stock upon acquisition of Pihana	—	—	2,416,379	2	25,515	—	—	—	25,517
Issuance/revaluation of common and preferred stock warrants	—	—	—	—	6,856	—	—	—	6,856
Deferred stock-based compensation, net of forfeitures	—	—	—	—	(1,279)	1,279	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	6,878	—	—	6,878
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(21,618)	(21,618)
Foreign currency translation gain	—	—	—	—	—	—	498	—	498
Unrealized loss on short-term investments	—	—	—	—	—	—	(16)	—	(16)

Net comprehensive income (loss)	—	—	—	—	—	—	482	(21,618)	(21,136)

Balances as of December 31, 2002	1,868,667	2	8,448,683	8	638,065	(2,865)	617	(351,633)	284,194
Issuance of common stock upon exercise of common stock options	—	—	383,198	—	1,541	—	—	—	1,541
Issuance of common stock upon exercise of common stock warrants	—	—	536,457	1	10	—	—	—	11
Issuance of common stock under employee stock purchase plan	—	—	191,307	—	569	—	—	—	569
Issuance of common stock from follow-on equity offering	—	—	5,524,780	6	104,437	—	—	—	104,443
Issuance/revaluation of common stock warrants and value of beneficial conversion feature in connection with Crosslink financing	—	—	—	—	10,004	—	—	—	10,004
Deferred stock-based compensation, net of forfeitures	—	—	—	—	1,072	(1,072)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	2,905	—	—	2,905
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(84,171)	(84,171)
Foreign currency translation gain	—	—	—	—	—	—	577	—	577
Unrealized gain on short-term investments	—	—	—	—	—	—	4	—	4

Net comprehensive income (loss)	—	—	—	—	—	—	581	(84,171)	(83,590)

Balances as of December 31, 2003	1,868,667	$2	15,084,425	$15	$755,698	$(1,032)	$1,198	$(435,804)	$320,077

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(84,171)	$(21,618)	$(188,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion	60,642	54,082	49,645
Amortization of stock-based compensation	2,905	6,878	19,044
Amortization of intangible assets	2,106	—	—
Amortization of debt-related issuance costs and discounts	5,574	4,179	4,294
Non-cash interest on convertible secured notes	4,693	—	—
Amortization of deferred rent	3,174	1,798	2,901
Allowance for doubtful accounts	—	2,329	521
Loss on disposal of assets	186	11	—
Gain on debt extinguishment	—	(114,158)	—
Restructuring charges	—	28,885	48,565
Changes in operating assets and liabilities:
Accounts receivable	(662)	(2,511)	(2,505)
Prepaids and other current assets	6,885	4,290	2,001
Other assets	379	2,604	(1,657)
Accounts payable and accrued expenses	(6,567)	11,126	(2,742)
Accrued restructuring charges	(11,350)	(9,279)	(2,088)
Other current liabilities	(497)	2,374	161
Other liabilities	(563)	1,501	1,421

Net cash used in operating activities	(17,266)	(27,509)	(68,854)

Cash flows from investing activities:
Purchase of short-term investments	(12,539)	(14,662)	(168,411)
Sales and maturities of short-term investments	—	43,536	172,047
Purchases of property and equipment	(7,750)	(6,508)	(57,791)
Additions to construction in progress	—	—	(44,343)
Accrued construction costs and property and equipment	2,454	(28,708)	(54,693)
Purchase of restricted cash and short-term investments	(50)	(5,090)	(25,020)
Sale of restricted cash and short-term investments	2,265	3,904	25,197

Net cash used in investing activities	(15,620)	(7,528)	(153,014)

Cash flows from financing activities:
Proceeds from issuance of common stock	106,564	537	1,918
Proceeds from convertible secured notes	10,000	30,000	—
Acquisition of cash from i-STT and Pihana, less acquisition costs	—	29,180	—
Proceeds from issuance of debt facilities and capital lease obligations	—	—	8,004
Repayment of debt facilities and capital lease obligations	(6,074)	(6,118)	(5,559)
Proceeds from credit facility	—	—	150,000
Repayment of credit facility	(57,229)	(13,490)	(45,000)
Repayment of senior notes and debt extinguishment costs	—	(21,291)	—
Repurchase of common stock	—	—	(18)
Debt issuance costs	(973)	(1,894)	(1,546)

Net cash provided by financing activities	52,288	16,924	107,799

Effect of foreign currency exchange rates on cash and cash equivalents	(190)	498	(1,873)
Net increase (decrease) in cash and cash equivalents	19,212	(17,615)	(115,942)
Cash and cash equivalents at beginning of year	41,216	58,831	174,773

Cash and cash equivalents at end of year	$60,428	$41,216	$58,831

Supplemental disclosure of cash flow information:
Cash paid for taxes	$20	$39	$18

Cash paid for interest	$13,548	$19,948	$38,103

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Equinix, Inc. (“Equinix” or the “Company”) was incorporated in Delaware on June 22, 1998. Equinix designs, builds, and operates Internet Business Exchange (“IBX”) hubs where Internet businesses place their equipment and their network facilities in order to interconnect with each other to improve Internet performance. The Company’s IBX hubs and Internet exchange services enable network service providers, enterprises, content providers, managed service providers and other Internet infrastructure companies to directly connect with each other for increased performance.

In October 2002, the Company entered into agreements to consummate a series of related acquisition and financing transactions. These transactions closed on December 31, 2002 and, as such, the consolidated balance sheet as of that date includes the net assets acquired. Under the terms of these agreements, the Company combined its business with two similar businesses, which are predominantly based in the Asia-Pacific region, through the acquisition of i-STT Pte Ltd (“i-STT”) and Pihana Pacific, Inc. (“Pihana”) by issuing approximately 3.5 million shares of Equinix common stock and approximately 1.9 million shares of Equinix preferred stock. The Company refers to this transaction as the combination (the “Combination”) (see Note 2). In conjunction with the Combination, the Company issued to i-STT’s former parent company, STT Communications Ltd. (“STT Communications”), a $30.0 million convertible secured note in exchange for cash. The Company refers to this transaction as the financing (the “Financing”) (see Note 8).

In connection with the Combination and Financing, the Company completed the Senior Note Exchange, whereby the Company amended the terms of the Indenture governing the Senior Notes and extinguished $116.8 million of Senior Notes in exchange for a combination of common stock and cash. This resulted in the recognition of a substantial gain on debt extinguishment during the fourth quarter of 2002 (see Note 6).

In November 2003, the Company sold 5.5 million shares of its common stock at a purchase price of $20.00 per share, which resulted in net proceeds to the Company of $104.4 million. The Company refers to this transaction as the follow-on equity offering (the “Follow-on Equity Offering”) (see Note 9). In addition, in conjunction with the Follow-on Equity Offering, the Company received consent from its senior lenders to amend the terms of its Credit Facility and permanently repaid $55.2 million of the then outstanding principal balance of $90.5 million (see Note 7).

In February 2004, the Company sold $86.3 million in aggregate principal of 2.5% convertible subordinated debentures due 2024 to qualified institutional buyers. The Company used the net proceeds from this offering to repay all amounts outstanding under the Credit Facility, the VLL Loan Amendment and the Heller Loan Amendment (see Note 5). In addition, the Company intends to use additional proceeds received to redeem all remaining Senior Notes. The Company has exercised its right to redeem all of the Senior Notes, which have a total of $30.5 million of principal outstanding as of December 31, 2003 (reported as $29.2 million on the balance sheet), and has sent a notice of redemption to the trustee. The effective date of the redemption is expected to be March 12, 2004. All remaining proceeds will be used for general corporate purposes. The Company refers to this transaction as the convertible debenture offering (the “Convertible Debenture Offering”) (see Note 15).

As of December 31, 2003, the Company had $73.0 million of cash, cash equivalents and short-term investments. The Company believes that this cash, coupled with the remaining proceeds from the Convertible Debenture Offering and anticipated cash flows generated from operations, will be sufficient to meet the Company’s capital expenditure, working capital, debt service and corporate overhead requirements for at least the next 12 months.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As a result of the Combination, the Company acquired a 60% interest in i-STT Nation Limited, an IBX hub operation in Thailand. However, as a result of certain substantive participating rights granted to minority shareholders, i-STT Nation Limited was not considered a controlled subsidiary and accordingly, it was not consolidated. Accordingly, the Company accounted for i-STT Nation Limited as an equity investment using the equity method of accounting. Under the preliminary purchase price allocation, the Company attributed no value to this investment as i-STT Nation Limited was in the early stages of operations and was not able to generate positive operating cashflow for the foreseeable future. During the year ended December 31, 2003, the Company made the decision to wind-down i-STT Nation Limited, entered into a wind-down agreement and liquidated this subsidiary. The costs of wind-down were accounted for as a purchase price adjustment (see Note 2).

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid instruments with an original maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of money market mutual funds and certificates of deposit with financial institutions with maturities up to 90 days. Short-term investments generally consist of certificates of deposits with maturities of between 90 and 180 days and highly liquid debt and equity securities of corporations, municipalities and the U.S. government. Short-term investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices with unrealized gains and losses reported in stockholders’ equity as a component of comprehensive income. The cost of securities sold is based on the specific identification method.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

Restricted cash as of December 31, 2003, consisted of $1,346,000, which was used as collateral to support the issuance of four standby letters of credit in lieu of deposits under certain lease agreements with various expiry dates through 2015 and 3,800,000 Hong Kong dollars (approximately $489,000 as translated using effective exchange rates at December 31, 2003) reserved for placement into an escrow account with a third party as required by a customer agreement in Hong Kong, whereby the customer would be able to draw upon the amount in the case of Equinix’s insolvency, as defined in the agreement (the “Hong Kong Customer Escrow Account”). As of December 31, 2003 and through the date of this filing, the Hong Kong Customer Escrow Account has not yet been funded.

Restricted cash as of December 31, 2002, consisted of $1,981,000 deposited with an escrow agent to pay the current interest payment on the Senior Notes (see Note 6), which was paid in January 2003; $1,939,000, which was used as collateral to support the issuance of six standby letters of credit in lieu of deposits under certain lease agreements with various expiry dates through 2015; and 3,800,000 Hong Kong dollars (approximately $487,000 as translated using effective exchange rates at December 31, 2002) in connection with the Hong Kong Customer Escrow Account. During the year ended December 31, 2002, the Company recorded several restructuring charges as part of its effort to exit or amend several unnecessary U.S. IBX expansion and headquarter office space leases. Part of this restructuring charge included the write-off of $250,000 for a letter of credit related to one of these U.S. leaseholds (see Note 14). In addition, part of this restructuring charge reflected the write-off of $19,010,000 for letters of credit related to the exercise of the Company’s option to elect to permanently exclude approximately 40 acres from the San Jose Ground Lease. The remaining $5,990,000 in letters of credit associated with the San Jose Ground Lease was reclassified as prepaid rent (see Note 11).

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

The Company’s customer base has historically been composed primarily of businesses throughout the United States; however, on December 31, 2002, as a result of the Combination (see Note 2), the Company acquired the accounts receivable balances of i-STT and Pihana, and commencing in fiscal 2003, the Company’s revenues include revenues from these newly-acquired Asia-Pacific operations. The Company performs ongoing credit evaluations of its customers. As of December 31, 2003, one customer, IBM, accounted for 15% of revenues for that year and 11% of accounts receivable. As of December 31, 2002, one customer, IBM, accounted for 20% of revenues for that year and 15% of accounts receivables. As of December 31, 2001, one customer, IBM, accounted for 15% of revenues for that year and another customer, SiteSmith, accounted for 10% of accounts receivables. No other single customer accounted for greater than 10% of accounts receivables or revenues for the periods presented.

Property and Equipment

Property and equipment are stated at original cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally two to five years for non-IBX hub equipment and two to ten years for IBX hub equipment. Leasehold improvements and assets acquired under capital lease are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement, which is generally ten to fifteen years for the leasehold improvements.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Interest incurred is capitalized in accordance with SFAS No. 34, Capitalization of Interest Costs. There was no interest capitalized during the years ended December 31, 2003 and 2002. Total interest cost incurred and total interest capitalized during the year ended December 31, 2001, was $45,350,000 and $1,540,000, respectively.

During the quarter ended March 31, 2002, the Company completed construction on its seventh and largest IBX hub, which is located in the New York metropolitan area, and placed it into service. The Company currently has no IBX hubs under construction.

Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 provides, among other things, that goodwill should not be amortized after its initial recognition in financial statements. In addition, the standard includes provisions for testing for impairment of existing goodwill and other intangibles. As of January 1, 2002, the Company adopted SFAS No. 142 and recorded goodwill as part of the Combination, which closed on December 31, 2002 (see Note 2). In lieu of amortization, the Company is required to perform an impairment review of its goodwill balance on at least on an annual basis, which the Company performs during the fourth quarter, and upon the initial adoption of SFAS No. 142. This impairment review involves a two-step process as follows:

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

During the three months ended December 31, 2003, the Company performed its annual test for goodwill impairment as required by SFAS No. 142. Equinix currently operates in one reportable segment, but has determined that it operates in a number of reporting units for the purposes of SFAS No. 142. The Company completed its evaluation with the assistance of a third party consultant and concluded that goodwill was not impaired as the fair value of its Singapore reporting unit exceeded the carrying value of this reporting unit, including goodwill. The primary methods used to determine the fair values for SFAS No. 142 impairment purposes were the discounted cash flow and market methods. The assumptions supporting the discounted cash flow method, including the discount rate, which was assumed to be 17%, were determined using the Company’s best estimates as of the date of the impairment review.

Goodwill and other intangible assets, net, consisted of the following as of December 31 (in thousands):

	2003	2002
Goodwill	$21,228	$21,081

Other intangibles:
Intangible asset—customer contracts	3,927	3,600
Intangible asset—tradename	300	300
Intangible asset—workforce	160	—

	4,387	3,900
Accumulated amortization	(2,106)	—

	2,281	3,900

	$23,509	$24,981

Other identifiable intangible assets, comprised of customer contracts, tradename and workforce, are carried at cost, less accumulated amortization, and were acquired as a result of the Combination (see Note 2) and the Santa Clara IBX Acquisition (see Note 3). No amortization was recognized in fiscal 2002 as the Combination was consummated on December 31, 2002 and the Santa Clara IBX Acquisition was consummated on December 1, 2003. Beginning in fiscal 2003, the Company began amortizing these other identifiable intangibles on a straight-line basis over their estimated useful lives, which are two years for customer contracts acquired in the Combination and five years for customer contracts acquired in the Santa Clara IBX Acquisition and one year for both tradename and workforce. Other intangible assets, net, are included in other assets on the accompanying balances sheets as of December 31, 2003 and 2002.

For the year ended December 31, 2003, the Company recorded $2,106,000 of amortization expense associated with its other intangible assets. Prior to 2003, the Company had not recorded amortization expense. The Company expects to record the following amortization expense during the next five years (in thousands):

Year ending:
2004	$2,046
2005	60
2006	60
2007	60
2008	55

Total	$2,281

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The carrying value amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and long-term obligations approximate their fair value due to either the short-term maturity or the prevailing interest rates of the related instruments. The fair value of the Company’s Senior Notes is based on quoted market prices. The estimated fair value of the Senior Notes was approximately $24.4 million and $4.6 million as of December 31, 2003 and 2002, respectively. During fiscal 2002, the Company retired approximately $169.5 million of Senior Notes (see Note 6). In February 2004, the Company exercised its right to redeem all of the Senior Notes, which have a total of $30.5 million of principal outstanding as of December 31, 2003, and have sent a notice of redemption to the trustee. The effective date of the redemption is expected to be March 12, 2004. The redemption price for the Senior Notes will be equal to 106.5% of their principal amount plus accrued and unpaid interest to the redemption date (see Note 15).

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which the Company adopted in fiscal 2002. SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed of. SFAS No. 144 also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the quarter ended June 30, 2002, the Company wrote-down the value of some property and equipment, primarily leasehold improvements and some equipment, located in two unnecessary U.S. IBX expansion and headquarter office space operating leaseholds that the Company decided to exit and that do not currently provide any ongoing benefit (see Note 14).

In light of a number of factors, including the continued difficulty in the economy and the Company’s significant losses to date, an impairment assessment was undertaken of the Company’s IBX hubs as of December 31, 2002. This assessment involved an assessment of the future net cash flows generated by each IBX hub over their respectful useful lives and comparing this against the carrying value of that IBX hub. The revenue and cost assumptions used in this analysis were based on numerous factors, including the current revenue and cost performance of each IBX hub, historical growth rates, the remaining space to fill each IBX hub to full capacity relative to the market demand in each of the individual geographic markets of each IBX hub, expected inflation rates and any other available economic indicators and factors that the Company believed were relevant. This analysis showed that the total of the undiscounted future cash flows was greater than the carrying amount of the assets, and accordingly, no impairment was deemed to have occurred. Significant judgments and assumptions were required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, customer growth and the timing of overall market growth and the Company’s percentage of that market. The Company reviewed this analysis as of December 31, 2003, and noted that the Company had generally performed better in all significant aspects compared to the projections used in the prior year and that no impairment indicators or triggering events were present. As a result, no further impairment analysis was performed; however, if future results do not match these estimates, revised future forecasts could result in a material adverse effect on the assessment of the Company’s long-lived assets, thereby requiring the Company to write down the assets.

Prior to adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the quarter ended September 30, 2001, the Company wrote-down the value of its European construction in progress to its net realizable value as part of a larger restructuring charge in conjunction with a revised European services strategy (see Note 14).

Revenue Recognition

Equinix derives more than 90% of its revenues from recurring revenue streams, consisting primarily of (1) colocation services, such as from the licensing of cabinet space, power and bandwidth; (2) interconnection services, such as cross connects and Gigabit Ethernet ports and (3) managed infrastructure services, such as Equinix Direct and other e-business services such as mail service and managed platform solutions. The remainder of the Company’s revenues are from non-recurring revenue streams, such as from the recognized portion of deferred installation revenues, professional services, contract settlements and equipment sales. Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to three years. Fees for the provision of e-business services are recognized progressively as the services are rendered in accordance with the contract terms, except where the future costs cannot be estimated reliably, in which case fees are recognized upon the completion of services. Non-recurring installation fees are deferred and recognized ratably over the term of the related contract. Professional service fees are recognized in the period in which the services were provided and represent the culmination of the earnings process. Revenue from bandwidth and equipment is recognized on a gross basis in accordance with EITF Abstract No. 99-19, “Recording Revenue as a Principal versus Net as an Agent”, primarily because the Company acts as the principal in the transaction, takes title to products and services and bears inventory and credit risk. Revenue from contract settlements is recognized on a cash basis when no remaining performance obligations exist to the extent that the revenue has not previously been recognized.

The Company generally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have not been significant.

Revenue is recognized only when the service has been provided and when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. It is customary business practice to obtain a signed master sales agreement and sales order prior to recognizing revenue in an arrangement. The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from our customers. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. In addition, Equinix also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for those customers that the Company had expected to collect the revenues. If the financial condition of Equinix’s customers were to deteriorate or if they become insolvent, resulting in an impairment of their ability to make payments, allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and analyzes current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the Company’s reserves.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company accounts for stock-based compensation arrangements with nonemployees in accordance with the Emerging Issues Task Force (“EITF”) Abstract No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Accordingly, unvested options and warrants held by nonemployees are subject to revaluation at each balance sheet date based on the then current fair market value.

Unearned deferred compensation resulting from employee and nonemployee option grants is amortized on an accelerated basis over the vesting period of the individual options, in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FASB Interpretation No. 28”).

Primarily as a result of employee stock options being granted at exercise prices below fair market value prior to the Company’s initial public offering (“IPO”) in August 2000, the Company recorded a deferred stock-based compensation charge on its balance sheet of $54,537,000 in 2000, which is being amortized over the four-year vesting life of these individual stock options net of the reversal of any previously recorded accelerated stock-based compensation expense due to the forfeitures of those stock options prior to vesting. In addition, in September 2003, the Compensation Committee of the Board of Directors awarded a stock option grant to the Company’s chief executive officer at a 15% discount to the then fair market value of the Company’s common stock on the date of grant and, as a result, recorded a $1,093,000 deferred stock-based compensation charge, which will be amortized over the three-year vesting period of this grant. As of December 31, 2003, there was $1,032,000 of deferred stock-based compensation remaining to be amortized as a result of these option grants. The Company expects stock-based compensation expense to impact its results of operations through 2006.

The following table presents, by operating expense, the Company’s amortization of stock-based compensation expense (in thousands):

	2003	2002	2001
Cost of revenues	$59	$266	$426
Sales and marketing	294	952	2,830
General and administrative	2,552	5,660	15,788

	$2,905	$6,878	$19,044

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of SFAS No. 123”. The following table presents what the net loss and net loss per share would have been had the Company adopted SFAS No. 123 (in thousands, except per share data):

	2003	2002	2001
Net loss as reported	$(84,171)	$(21,618)	$(188,415)
Stock-based compensation expense included in net loss	2,818	6,859	18,993
Stock-based compensation expense if SFAS No.123 had been adopted	(10,238)	(12,866)	(27,574)

Pro forma net loss	$(91,591)	$(27,625)	$(196,996)

Basic and diluted net loss per share:
As reported	$(8.76)	$(7.23)	$(76.62)
Pro forma	(9.54)	(9.24)	(80.11)

The Company’s fair value calculations for employee grants were made using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2003	2002	2001
Dividend yield	0%	0%	0%
Expected volatility	110%	135%	80%
Risk-free interest rate	2.24%	3.75%	3.94%
Expected life (in years)	3.50	3.50	3.04

The Company’s fair value calculations for employee’s stock purchase rights under the Purchase Plan (see Note 9) were made using the Black-Scholes option pricing model with weighted average assumptions consistent with those used for employee grants as indicated above; however, the assumption for expected life (in years) used for the Purchase Plan was 2 years for all periods presented.

Comprehensive Income

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income (loss) and comprehensive income (loss) for Equinix results from foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

The financial position of foreign subsidiaries is translated using the exchange rates in effect at the end of the period, while income and expense items are translated at average rates of exchange during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as other comprehensive income or loss. The net gains and losses resulting from foreign currency transactions are recorded in net income (loss) in the period incurred and were not significant for any of the periods presented. Certain inter-company balances are designated as long term. Accordingly, exchange gains and losses associated with these long-term inter-company balances are recorded as a component of other comprehensive income (loss), along with translation adjustments.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2003	2002	2001
Numerator:
Net loss	$(84,171)	$(21,618)	$(188,415)

Denominator:
Weighted average shares	9,606	3,015	2,547
Weighted average unvested shares subject to repurchase	(2)	(25)	(88)

Total weighted average shares	9,604	2,990	2,459

Net loss per share:
Basic and diluted	$(8.76)	$(7.23)	$(76.62)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for December 31:

	2003	2002	2001
Series A preferred stock	1,868,667	1,868,667	—
Series A preferred stock warrant	965,674	965,674	—
Shares reserved for conversion of convertible secured notes	6,160,765	2,785,205	—
Common stock warrants	245,835	269,586	65,831
Common stock options	3,407,938	725,821	653,160
Common stock subject to repurchase	150	6,986	50,333

Derivatives and Hedging Activities

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, at the beginning of its fiscal year 2001. The standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. As of December 31, 2003, the Company had not entered into any derivative or hedging activities.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted the provisions of EITF 00-21 during the third quarter of 2003. The adoption of this statement has not had a material impact on the Company’s results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB released a revised version of FIN 46 clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

In May 2003, the FASB issued SFAS No. 150, ”Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. In November 2003, the FASB issued FASB Staff Position No. FASB 150-3 which deferred the measurement provisions of SFAS No. 150 indefinitely for certain mandatorily redeemable non-controlling interests that were issued before November 5, 2003. The FASB plans to reconsider implementation issues and, perhaps, classification or measurement guidance for those non-controlling interests during the deferral period. In 2003, the Company applied certain disclosure requirements of SFAS No. 150. To date, the impact of the effective provisions of SFAS No. 150 have not had a material impact on the Company’s results of operations, financial position or cash flows. While the effective date of certain elements of SFAS No. 150 have been deferred, the adoption of SFAS No. 150 when finalized is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of the Company’s stock issued was determined using the five-trading-day average price of the Company’s common stock surrounding the date the transaction was announced in October 2002. The Company determined that the fair value of the Series A preferred stock and the common stock was the same because the material rights, preferences and privileges of Series A preferred stock and the common stock were virtually identical (see Note 9).

The initial purchase price, including direct merger costs, was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The Company retained the services of an independent valuation expert to assist with the determination of the fair value of the intangible assets. Included in the net liabilities assumed as of December 31, 2002, was an accrual of $400,000 representing the estimated costs to exit from an undeveloped IBX hub leasehold interest in Shanghai, China. The Company completed the exit of this lease during the second quarter of 2003. During the quarter ended March 31, 2003, the Company recorded an adjustment to increase the goodwill acquired in the i-STT Acquisition by $650,000 as a result of the decision to wind-down the joint venture in Thailand, i-STT Nation Limited. The Company estimated that its share of the costs to shut down the joint venture would not exceed $650,000. The Company completed these wind-down efforts during the second half of 2003. The costs of both exiting the Shanghai leasehold and winding down the joint venture in Thailand were less than expected, and as a result, the Company recorded an adjustment to reduce the remaining accruals for these efforts totaling $446,000, which decreased the goodwill balance acquired in the i-STT Acquisition. Over the course of 2003, the Company recorded several adjustments to the provisional purchase price allocation following the resolution of certain contingencies, including the Shanghai lease termination and Thailand wind-down activities discussed above, totaling $348,000, which decreased the goodwill balance acquired in the i-STT Acquisition. The fair value of the assets and liabilities assumed, inclusive of all purchase price adjustments, is summarized as follows (in thousands):

Cash and cash equivalents	$1,699
Accounts receivable	1,673
Other current assets	197
Property and equipment	10,455
Intangible asset—customer contracts	3,600
Intangible asset—tradename	300
Intangible asset—goodwill	20,733
Other assets	550

Total assets acquired	39,207
Accounts payable and accrued expenses	(4,048)
Accrued restructuring charges	(604)
Other current liabilities	(190)

Net assets acquired	$34,365

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounted for the i-STT Acquisition using the purchase method. The customer contracts intangible asset has a useful life of two years, the typical term of a customer contract, and the tradename intangible asset had a useful life of one year, the contractual period under the Combination Agreement.

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

The initial purchase price, including direct merger costs, was allocated to assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Included in the net liabilities assumed as of December 31, 2002, were total restructuring charges of $9,470,000, which related primarily to the exit of the undeveloped portion of the Pihana Los Angeles IBX hub leasehold, severance related to an approximate 30% reduction in workforce, including several officers of Pihana and some transaction-related professional fees. A substantial portion of these costs were paid during 2003. Prior to December 31, 2002, Pihana sold their Korean IBX hub operations, which was excluded from the Pihana Acquisition, terminated or amended several operating leaseholds and recorded a substantial impairment charge against the value of their property and equipment assumed in the Pihana Acquisition. During the fourth quarter of 2003, the Company recorded several adjustments to the provisional purchase price allocation following the resolution of certain contingencies totaling $1,184,000, which increased the property and equipment balance assumed in the Pihana Acquisition. The fair value of the assets and liabilities assumed, inclusive of all purchase price adjustments, is summarized as follows (in thousands):

Cash and cash equivalents	$33,341
Accounts receivable	754
Other current assets	651
Property and equipment	6,875
Restricted cash	927
Other assets	2,329

Total assets acquired	44,877
Accounts payable and accrued expenses	(3,294)
Accrued restructuring charges and transaction fees	(9,693)
Other current liabilities	(42)
Capital lease obligations	(1,536)
Other liabilities	(1,936)

Net assets acquired	$28,376

The Company accounted for the Pihana Acquisition using the purchase method.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquired Restructuring Accruals

As a result of the Combination, the Company acquired several accruals related to restructuring activities from both i-STT and Pihana, which were commenced in 2002, but the majority of which were not completed until 2003. A summary of the changes in accrued restructuring charge from December 31, 2002 to December 31, 2003 is outlined as follows (in thousands):

	Acquired restructuring accruals as of December 31, 2002	Purchase price adjustments	Cash payments	Acquired restructuring accruals as of December 31, 2003
Workforce reduction and related costs	$5,712	$—	$(5,494)	$218
Lease exit and office shutdown costs	1,735	(314)	(1,031)	390
Other professional fees	2,423	—	(2,423)	—
Thailand joint venture wind-down	—	518	(518)	—

	$9,870	$204	$(9,466)	$608

During the first quarter of 2003, the Company recorded a liability of $650,000 as a result of the decision to wind-down the joint venture in Thailand, i-STT Nation Limited, which was recorded as an adjustment to the goodwill acquired in the i-STT Acquisition. The Company completed this effort during the second half of 2003. During the fourth quarter of 2003, the Company recorded several purchase price adjustments, which had a total impact to the acquired restructuring accruals totaling $446,000, primarily related to the joint venture wind-down effort in Thailand as well as the efforts to exit from a leasehold in Shanghai, China, as the actual costs to complete these activities were less than anticipated. One of these adjustments resulted in reducing the $650,000 accrual that the Company had recorded during the quarter ended March 31, 2003, for Thailand joint venture wind-down costs, to $518,000. The net impact of all purchase accounting adjustments to the acquired restructuring accruals for the year ended December 31, 2003, was $204,000.

The remaining activities will be paid during 2004.

Unaudited Pro Forma Consolidated Combined Results

The operating results of i-STT and Pihana included in the Company’s consolidated statements of operations and cash flows commencing on December 31, 2002 were immaterial to the consolidated results of the Company. The following unaudited pro forma financial information presents the consolidated results of the Company as if the i-STT Acquisition and Pihana Acquisition had occurred as of January 1, 2001, and includes adjustments to exclude the Korean operations not acquired in the Pihana Acquisition. This pro forma financial information does not necessarily reflect the results of operations as they would have been if the Company had acquired these entities as of January 1, 2001. Unaudited pro forma consolidated results of operations for the years ended December 31, 2002 and 2001 are as follows (in thousands, except per share data):

	2002	2001
Revenues	$93,150	$75,581
Net loss	(69,351)	(250,029)
Basis and diluted net loss per share	(10.68)	(41.95)

These unaudited pro forma results do not include the effects of the the Senior Note Exchange (see Note 6) or Financing (see Note 8).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Santa Clara IBX Acquisition

In December 2003, the Company closed a definitive agreement to sublease an already constructed data center in Santa Clara, California, and acquire certain related assets from Sprint Communications Company, L.P. (“Sprint”). The 160,000 square foot data center became the Company’s 14th IBX hub, expanding its global footprint to over 1.2 million square feet in eleven markets. The Company refers to this transaction as the Santa Clara IBX acquisition (the “Santa Clara IBX Acquisition”).

As a result of the Santa Clara IBX Acquisition, the Company recorded the following assets and liabilities as of December 1, 2003 (in thousands):

Property and equipment	$3,980
Intangible asset—customer contracts	300
Intangible asset—workforce	160

Total assets acquired	$4,440

Use tax payable	$317
Asset retirement obligation	63
Unfavorable lease obligation	4,060

Total liabilities acquired	$4,440

The sublease with Sprint, which expires in 2014, has payment terms which based on the findings of an independent valuation appraisal were at a premium to prevailing market rates for similar properties at the time of the Santa Clara IBX Acquisition. As a result, the Company recorded an unfavorable lease liability of $4,060,000, which will be amortized into rent expense over the term of this sublease. In addition, the Company recorded both a use tax and asset retirement obligation liability in connection with this property.

Pursuant to the terms of the sublease agreement with Sprint, the Company obtained title to certain fixed assets contained within this IBX hub, which had a total deemed fair value of $3,980,000. Concurrent with the negotiations with Sprint to sublease the property and take over the operations of this IBX hub, the Company also negotiated with the various customers already located within this IBX hub and entered into new contracts with the key customers. The Company also hired a number of Sprint employees that were working within this IBX hub. The customer contracts intangible asset has a useful life of five years, the term of the primary key customer contract, and the workforce intangible asset has a useful life of one year.

4.    Balance Sheet Components

Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consisted of the following as of December 31 (in thousands):

	2003	2002
Money market	$9,254	$41,216
U.S. government and agency obligations	4,043	—
Corporate bonds	22,615	—
Auction rate securities	33,559	—
Other securities	3,500	—

Total available-for-sale securities	72,971	41,216
Less amounts classified as cash and cash equivalents	(60,428)	(41,216)

Total market value of short-term investments	$12,543	$—

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The original maturities of all short-term investments were less than one year as of December 31, 2003. The Company had no short-term investments as of December 31, 2002. As of December 31, 2003 and 2002, unrealized gains and losses were a gain of $4,000 as of December 31, 2003 and zero as of December 31, 2002. As of December 31, 2003 and 2002, cash equivalents included investments in other securities with various contractual maturity dates that do not exceed 90 days. Gross realized gains and losses from the sale of securities classified as available-for-sale were not material for the years ended December 31, 2003, 2002 and 2001. For the purpose of determining gross realized gains and losses, the cost of securities is based upon specific identification.

Accounts Receivable

Accounts receivable, net, consists of the following as of December 31 (in thousands):

	2003	2002
Accounts receivable	$19,164	$16,017
Unearned revenue	(8,671)	(6,468)
Allowance for doubtful accounts	(315)	(397)

	$10,178	$9,152

Unearned revenue consists of pre-billing for services that have not yet been provided, but which have been billed to customers ahead of time in accordance with the terms of their contract. Accordingly, the Company invoices its customers at the end of a calendar month for services to be provided the following month.

Additions to the allowance for doubtful accounts were approximately zero, $2,329,000 and $521,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Charges against the allowance were approximately $82,000, $2,313,000, and $748,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Prepaids and Other Current Assets

Prepaids and other current assets consist of the following as of December 31 (in thousands):

	2003	2002
Prepaid rent	$—	$4,913
Prepaid insurance	1,076	1,507
Prepaid other	906	1,142
Taxes receivable	948	2,391
Other current assets	209	1,193

	$3,139	$11,146

Prepaid rent as of December 31, 2002, represented the fair value of lease costs for the San Jose Ground Lease for the 12-month period ending December 31, 2003 (see Note 11).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment is comprised of the following as of December 31 (in thousands):

	2003	2002
Leasehold improvements	$383,574	$384,334
IBX plant and machinery	64,557	61,761
Computer equipment and software	18,875	17,580
IBX equipment	40,023	33,677
Furniture and fixtures	1,979	2,522

	509,008	499,716
Less accumulated depreciation	(165,454)	(109,826)

	$343,554	$390,048

Leasehold improvements, certain computer equipment, software and furniture and fixtures recorded under capital leases aggregated zero and $5,779,000 as of December 31, 2003 and 2002, respectively. Amortization on the assets recorded under capital leases was included in depreciation expense. In June 2003, the Company entered into an early termination agreement with Comdisco and settled its remaining capital lease obligations with Comdisco and obtained title to all leased assets under the original agreement (see Note 5).

Included within leasehold improvements is the value attributed to the earned portion of several warrants issued to certain fiber carriers and the Company’s contractor totaling $9,883,000 at both December 31, 2003 and December 31, 2002. Amortization of such warrants is included in depreciation expense.

During the quarter ended March 31, 2003, the Company moved into its new corporate headquarter office in Foster City, California, from Mountain View, California, and as a result, disposed of approximately $4,569,000 of fully depreciated property and equipment, primarily leasehold improvements and furniture and fixtures.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of December 31 (in thousands):

	2003	2002
Accounts payable	$3,833	$7,243
Accrued merger and financing costs	—	4,488
Accrued compensation and benefits	3,655	2,548
Accrued taxes	2,539	690
Accrued property and equipment	2,454	1,304
Accrued utility and security	2,017	771
Accrued professional fees	1,281	1,046
Accrued other	2,273	2,257

	$18,052	$20,347

Accrued merger and financing costs as of December 31, 2002, represented costs associated with the Combination (see Note 2), Financing (see Note 8) and Senior Note Exchange (see Note 6) and have been fully paid during 2003.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Rent and Other Liabilities

Deferred rent and other liabilities consists of the following as of December 31 (in thousands):

	2003	2002
Deferred rent	$19,889	$13,420
Other liabilities	2,133	794

	$22,022	$14,214

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

5.    Debt Facilities and Capital Lease Obligations

Debt facilities and capital lease obligations consisted of the following as of December 31 (in thousands):

	2003	2002
Comdisco Master Lease Agreement and Addendum (net of unamortized discount of zero and $31 as of December 31, 2003 and 2002, respectively)	$—	$1,820
VLL Loan Amendment (net of unamortized discount of $112 and $336 as of December 31, 2003 and 2002, respectively)	735	1,004
Heller Loan Amendment (net of unamortized discount of $3 and $9 as of December 31, 2003 and 2002, respectively)	2,476	3,233
Wells Fargo Loan	—	1,631
Orix Equipment Leases	201	1,536

	3,412	9,224
Less current portion	(2,689)	(5,591)

	$723	$3,633

Comdisco Master Lease Agreement and Addendum

In May 1999, the Company entered into a Master Lease Agreement with Comdisco (the “Comdisco Master Lease Agreement”). Under the terms of the Comdisco Master Lease Agreement, the Company sold equipment to Comdisco, which it then leased back. The amount of financing to be provided was up to $1,000,000, and this amount was fully drawn down during 1999 and 2000. Repayments were made monthly over 42 months with a final balloon interest payment equal to 15% of the balance amount due at maturity. Interest accrued at 7.5% per annum. The Comdisco Master Lease Agreement had an effective interest rate of 14.6% per annum.

In June 2003, the Company entered into an early termination agreement with Comdisco (the “Comdisco Early Termination Agreement”). Pursuant to the terms of the Comdisco Early Termination Agreement, upon receiving the proceeds from the Crosslink Financing (see below), the Company paid Comdisco $1,867,000 in full satisfaction of all amounts owed to Comdisco, including the $1,851,000 in principal recorded within both the current and non-current portions of debt facilities and capital lease obligations on the Company’s accompanying balance sheet as of December 31, 2002. As part of the Comdisco Early Termination Agreement, the Company obtained title to all leased assets under the original Comdisco Master Lease Agreement and Addendum.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Venture Leasing Loan Agreement and VLL Loan Amendment

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

In connection with the Venture Leasing Loan Agreement, the Company granted VLL warrants to purchase 9,375 shares of the Company’s common stock at $96.00 per share (the “VLL Warrants”). These warrants were immediately exercisable and expired on June 30, 2006. The fair value of the warrant using the Black-Scholes option pricing model with the following assumptions: deemed fair market value per share of $153.60, dividend yield 0%, expected volatility of 80%, risk-free interest rate of 5.0% and a contractual life of seven years, was $1,174,000. Such amount was recorded as a discount to the applicable debt, and is being amortized to interest expense, using the effective interest method, over the life of the agreement.

In October 2002, the Company amended the Venture Leasing Loan Agreement to secure certain short-term cash deferment benefits (the “VLL Loan Amendment”). Under the original terms of the Venture Leasing Loan Agreement, the Company borrowed $10,000,000 which was repayable over 42 months at 8.5% per annum plus a 15% balloon interest payment calculated on the original advance amount. Under the terms of the VLL Loan Amendment, the Company extended the maturity of the loan by 24 months. Commencing January 1, 2003, the Company re-amortized the remaining principal balance and related balloon interest payment over the amended 27-month period ending March 1, 2005. The VLL Loan Amendment has an effective interest rate of approximately 14.7% per annum. As of December 31, 2003, $847,000 was outstanding under the VLL Loan Amendment.

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

In March 2004, with the proceeds from the Convertible Debenture Offering, the Company will pay off all amounts outstanding under the VLL Loan Amendment (see Note 15).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Heller Loan and Heller Loan Amendment

In June 2001, the Company obtained a $5,000,000 loan from Heller Financial Leasing, Inc. (the “Heller Loan”), which was fully drawn down at that time. Repayments on the Heller Loan were made over 36 months and interest accrued at 13.0% per annum. The Heller Loan is secured by certain equipment located in the New York metropolitan area IBX hub.

In connection with the Heller Loan, the Company granted Heller Financial Leasing, Inc. a warrant to purchase 1,171 shares of the Company’s common stock at $128.00 per share (the “Heller Warrant”). This warrant is immediately exercisable and expires in five years from the date of grant. The fair value of the warrant using the Black-Scholes option pricing model was $18,000 with the following assumptions: fair market value per share of $36.16, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 5% and a contractual life of five years. Such amount was recorded as a discount to the applicable loan amount, and is being amortized to interest expense using the effective interest method, over the life of the loan.

In August 2002, the Company amended the Heller Loan to secure certain short-term cash deferment benefits (the “Heller Loan Amendment”). Under the terms of the Heller Loan Amendment, the Company extended the maturity of the loan by nine months. Commencing September 2002, the Company began to benefit from the reduction in monthly payments over the following 14 months thereby deferring approximately $1,200,000 of principal payments. Commencing November 2003, the deferred principal payments began to be repaid over the remaining 17 months of the loan ending March 2005. The Heller Loan Amendment has an effective interest rate of approximately 16.5% per annum. As of December 31, 2003, $2,479,000 was outstanding under the Heller Loan Amendment.

In February 2004, with the proceeds from the Convertible Debenture Offering, the Company paid off all amounts outstanding under the Heller Loan Amendment (see Note 15).

Wells Fargo Loan

In March 2001, the Company obtained a $3,004,000 loan from Wells Fargo Equipment Finance, Inc. (“Wells Fargo” and the “Wells Fargo Loan”), and this amount was fully drawn down at that time. Repayments on the Wells Fargo Loan were made over 36 months and interest accrued at 13.15% per annum. The Wells Fargo Loan was secured by certain equipment located in the New York metropolitan area IBX hub. The Wells Fargo Loan required the Company to maintain a minimum cash balance at all times. As of June 30, 2002, the Company was not in compliance with this requirement. The Company did not obtain a waiver for this requirement and the bank rejected a discounted settlement offer. Wells Fargo filed a lawsuit against the Company seeking to force the Company to obtain a letter of credit in the full amount of the outstanding balance of the Wells Fargo Loan. As a result, the Company reflected the full amount outstanding under this facility totaling $1,631,000 as a current obligation on the accompanying balance sheet as of December 31, 2002.

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

Orix Equipment Leases

In December 2002, as a result of the Pihana Acquisition (see Note 2), the Company acquired multiple capital leases in multiple currencies for various newly acquired subsidiaries of the Company in the U.S. and

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asia-Pacific covered under a Master Lease Agreement with Sun Microsystems, Inc., which was subsequently assigned to Orix USA Corporation (the “Orix Equipment Leases”). The original amount financed under these capital leases was approximately $3,503,000 (as translated using effective exchange rates at December 31, 2002). These capital lease arrangements bear interest at an average rate of 6.4% per annum and are repayable over 30 months. As of December 31, 2003, $201,000 was outstanding under the Orix Equipment Leases (as translated using effective exchange rates at December 31, 2003).

Maturities

Combined aggregate maturities for debt facilities and future minimum capital lease obligations as of December 31, 2003 are as follows (in thousands):

	Debt facilities	Capital lease obligations	Total
2004	$2,597	$201	$2,798
2005	729	—	729

	3,326	201	3,527
Less amount representing unamortized discount	(115)	—	(115)

	3,211	201	3,412
Less current portion	(2,488)	(201)	(2,689)

	$723	$—	$723

In February and March 2004, with the net proceeds from the Convertible Debenture Offering, the Company paid off all amounts outstanding under debt facilities, comprised of the VLL Loan Amendment and the Heller Loan Amendment (see Note 15).

6.    Senior Notes

On December 1, 1999, the Company issued 200,000 units, each consisting of a $1,000 principal amount 13% Senior Note due 2007 (the “Senior Notes”) and one warrant to purchase 0.527578 shares (for an aggregate of 105,515 shares) of common stock for $0.2144 per share (the “Senior Note Warrants”), for aggregate net proceeds of $193,400,000, net of offering expenses. Of the $200,000,000 gross proceeds, $16,207,000 was allocated to additional paid-in capital for the deemed fair value of the Senior Note Warrants and recorded as a discount to the Senior Notes. The discount on the Senior Notes is being amortized to interest expense, using the effective interest method, over the life of the debt. The Senior Notes have an effective interest rate of 14.1% per annum. The fair value attributed to the Senior Note Warrants was consistent with the Company’s treatment of its other common stock transactions prior to the issuance of the Senior Notes. The fair value was based on recent equity transactions by the Company at the time.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2002, the Company, in connection with, and as a condition to closing the Combination (see Note 2) and Financing (see Note 8), initiated an exchange offer to substantially reduce the amount of Senior Notes then outstanding in order to improve the Company’s existing capital structure and reduce the amount of outstanding debt of the Company (the “Senior Note Exchange”). The Senior Note Exchange was contingent on both the Combination and Financing closing, all of which were subject to stockholder vote. The Combination, Financing and Senior Note Exchange closed on December 31, 2002, and the Company retired an additional $116,774,000 of Senior Notes plus forgiveness of $8,855,000 of accrued and unpaid interest thereon in exchange for 1,857,436 shares of the Company’s common stock, valued at $12,482,000 based on the actual exchange date of the Senior Notes and $15,181,000 of cash. The Company wrote-off a proportionate amount of unamortized debt issuance costs and debt discount associated with these Senior Notes totaling $2,492,000 and $6,004,000, respectively. The Company incurred debt extinguishment costs totaling approximately $2,500,000 in connection with the retirement of these Senior Notes and recognized a gain on these transactions of $86,970,000. In conjunction with the Combination, Financing and Senior Note Exchange, the Company amended the Indenture in order to allow the Combination and Financing to occur.

As of December 31, 2003, the Company had a total of $30,475,000 Senior Notes remaining outstanding, which are presented net of remaining discount as $29,220,000 on the accompanying balance sheet.

The costs related to the issuance of the Senior Notes were capitalized and are being amortized to interest expense using the effective interest method, over the life of the Senior Notes. Debt issuance costs, net of amortization and write-offs associated with debt retirement, were $519,000 and $650,000 as of December 31, 2003 and 2002, respectively.

In February 2004, with the proceeds from the Convertible Debenture Offering, the Company has exercised its right to redeem all of the Senior Notes and has sent a notice of redemption to the trustee. The effective date of the redemption is expected to be March 12, 2004 (see Note 15).

7.    Credit Facility

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Credit Facility had a number of covenants, which included achieving certain minimum revenue targets and limiting cumulative EBITDA losses and maximum capital spending limits among others. As of September 30, 2001, the Company was not in compliance with one of these covenants. However, the syndicate of lenders provided a forbearance and, in October 2001, the Company successfully completed the renegotiation of the Credit Facility and amended certain of the financial covenants to reflect the prevailing economic environment as part of the Amended and Restated Credit Facility (the “Amended and Restated Credit Facility”). As required under this amendment, the Company repaid $50,000,000 of the $150,000,000 Credit Facility outstanding as of September 30, 2001, of which $25,000,000 represented a permanent reduction. As such, the Amended and Restated Credit Facility provided a total of $125,000,000 of debt financing and consisted of the following:

•	Term loan facility, redesignated as tranche A, in the amount of $100,000,000, which represented the remaining $100,000,000 outstanding after repayment of the $50,000,000 in October 2001.

•	Term loan facility, redesignated as tranche B, in the amount of $25,000,000, of which $5,000,000 was immediately drawn with the remaining $20,000,000 available for future draw. The remaining $20,000,000 was only available for drawdown commencing September 30, 2002 and only if the Company remained in full compliance with all covenants as outlined in the Amended and Restated Credit Facility, and met an additional EBITDA test. The ability to draw on the remaining $20,000,000 expired on December 31, 2002.

As of June 30, 2002, the Company was not in compliance with certain provisions, including the revenue covenant, of the Amended and Restated Credit Facility. As a result, in August 2002, the Company further amended the Amended and Restated Credit Facility (the “First Amendment to the Amended and Restated Credit Facility”). The most significant terms and conditions of the First Amendment to the Amended and Restated Credit Facility were as follows:

•	The Company was granted a full waiver for the covenants that were not in compliance as of June 30, 2002. In addition, the amendment reset the minimum revenue and cash balance and maximum EBITDA loss covenants through September 30, 2002.

•	The Company agreed to repay $5,000,000 of the then outstanding balance of $105,000,000 as of June 30, 2002, which was designated as a tranche B term loan. This amount was repaid in August 2002. In addition, the remaining $20,000,000 available for borrowing under the Amended and Restated Credit Facility, also designated as a tranche B term loan, was permanently eliminated. As a result, the First Amendment to the Amended and Restated Credit Facility reduced the credit facility to a $100,000,000 credit facility, which was designated a tranche A term loan, and which remained fully outstanding as of September 30, 2002.

•	The Company must convert at least $100,000,000 of Senior Notes into common stock or convertible debt on or before November 8, 2002. As of September 30, 2002, a total of $147,249,000 of Senior Note principal remained outstanding.

In November 2002, the lenders agreed to waive certain conditions of the First Amendment to the Amended and Restated Credit Facility (the “November 2002 Waiver”). The most significant terms and conditions of the November 2002 Waiver were as follows:

•	The Company was granted a waiver to reset the minimum revenue and maximum EBITDA loss covenants through December 31, 2002 and the minimum cash balance covenant through March 31, 2003.

•	The Company was granted a waiver, subject to certain conditions, of an event of default created by a minimum cash covenant default and a payment default, if any, in existence pursuant to the Wells Fargo Loan (see Note 5).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The Company was granted a waiver of the covenant requiring the Company to convert $100,000,000 of Senior Notes by November 8, 2002.

•	The Company was granted a waiver, subject to certain conditions, of a default or an event of default created by a failure by the Company to make the interest payment due on the Senior Notes in December 2002.

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

On December 31, 2002, the Company closed the Combination (see Note 2), Financing (see Note 8) and Senior Note Exchange (see Note 6), and in conjunction, the Company further amended the First Amendment to the Amended and Restated Credit Facility (the “Second Amendment to the Amended and Restated Credit Facility”). The most significant terms and conditions of the Second Amendment to the Amended and Restated Credit Facility were as follows:

•	the Company was granted a full waiver of previous covenant breaches and was granted consent to use cash in connection with the Senior Note Exchange (see Note 6);

•	future revenue and EBITDA covenants were eliminated and the remaining minimum cash balance and maximum capital expenditure covenants and other ratios were reset consistent with the expected future performance of the combined company for the remaining term of the loan;

•	the Company permanently repaid $8,490,000 of the then currently outstanding $100,000,000 balance, bringing the total amount owed under this facility to $91,510,000 as of December 31, 2002; and

•	the amortization schedule for the remaining amount owed under this facility was amended such that the minimum amortization due in 2003-2004 was significantly reduced.

In November 2003, in connection with the Follow-on Equity Offering (see Note 9), the Company received consent from its senior lenders to amend the terms of Second Amendment to the Amended and Restated Credit Facility (the “Third Amendment to the Amended and Restated Credit Facility”). The most significant terms and conditions of the Third Amendment to the Amended and Restated Credit Facility are as follows:

•	the Company permanently repaid $55.2 million of the then currently outstanding principal balance of $90.5 million;

•	the banks agreed to amend the cash sweep provision, which was to commence on March 31, 2004 and would have required the Company to pay down its principal balance in an amount equal to 50% of any cash on the Company’s balance sheet in excess of $20.0 million. This provision was amended such that it will not commence until March 31, 2005 and will only be triggered on cash amounts in excess of $25.0 million; and

•	the banks agreed to extend the term of the Third Amendment to the Amended and Restated Credit Facility from December 2005 to December 2006. In addition, the banks amended the amortization schedule.

Loans under the Third Amendment to the Amended and Restated Credit Facility bear interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR. Interest rates on the First Amendment to the Amended and Restated Credit Facility were increased by 0.50% and the frequency of interest payments had

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been amended to monthly from quarterly, and such modifications remain in effect under the terms of the Third Amendment to the Amended and Restated Credit Facility. As of December 31, 2003, the Company’s total indebtedness under the Third Amendment to the Amended and Restated Credit Facility was $34,281,000 and had an effective interest rate of 5.96%.

Borrowings under the Third Amendment to the Amended and Restated Credit Facility are collateralized by a first priority lien against substantially all of the Company’s assets.

The costs related to the issuance of the Credit Facility were capitalized and are being amortized to interest expense using the effective interest method, over the life of the Credit Facility. As a result of amending and restating the Credit Facility multiple times from 2001 to 2003, the Company incurred additional lender fees, which have been added to debt issuance costs and are being amortized to interest expense using the effective interest method over the remaining life of the Third Amendment to the Amended and Restated Credit Facility. The Company applied EITF 96-19, “Debtor’s Accounting for a Substantive Modification and Exchange of Debt Instruments”, and concluded that the amendments to the Credit Facility were not substantive. Total debt issuance costs, net of amortization, were $4,451, 000 and $5,757,000 as of December 31, 2003 and 2002, respectively.

Repayment of principal under the Third Amendment to the Amended and Restated Credit Facility is summarized as follows as of December 31, 2003 (in thousands):

Year ending:
2004	$12,000
2005	12,000
2006	10,281

Total	$34,281

In February 2004, with the proceeds from the Convertible Debenture Offering, the Company paid off all amounts outstanding under the Third Amendment to the Amended and Restated Credit Facility (see Note 15).

8.    Convertible Secured Notes

The Financing

In conjunction with the Combination (see Note 2), STT Communications made a $30,000,000 strategic investment in the Company (the “Financing”) in the form of a convertible secured note (the “Convertible Secured Note”), convertible into shares of preferred stock, with a detachable warrant for the further issuance of 965,674 shares of preferred stock (the “Convertible Secured Note Warrant”). The Convertible Secured Note bears non-cash interest at a rate of 14% per annum, payable semi-annually in arrears on May 1 and November 1, and have an initial term through November 2007. Interest on the Convertible Secured Note will be payable in kind in the form of additional convertible secured notes having a principal amount equal to the amount of interest then due having terms which are identical to the terms of the Convertible Secured Note (the “PIK Notes”).

The Convertible Secured Note Warrant was valued at $4,646,000, which was recorded as a discount to the debt principal. The fair value of the Convertible Secured Note Warrant was calculated under the provisions of APB 14 and determined using the Black-Scholes option-pricing model under the following assumptions: contractual life of five years, risk-free interest rate of 4%, expected volatility of 135% and no expected dividend yield. The Company has considered the guidance in EITF Abstract No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and has determined that the Convertible Secured Note does not contain a beneficial conversion feature as the fair value of

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s common stock on the date of issuance, was less than the stock conversion ratio outlined in the agreement. The allocated value to the Convertible Secured Note Warrant of $4,646,000 will be amortized using the effective interest rate method to interest expense over the five-year term of the Convertible Secured Note.

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

The Convertible Secured Note, the Convertible Secured Note Warrant and any outstanding PIK Notes can be converted into shares of the Company’s Series A or Series A-1 preferred stock at a price of $9.1779 per underlying share at any time at the option of STT Communications (the “Conversion Price”). The Conversion Price will be adjusted to mitigate or prevent dilution, dividends are declared, or the Company issues, or contracts to issue, shares of the Company’s common stock at a price per share below the Conversion Price. After December 31, 2004 and through December 31, 2005, the Company may convert 95% of the Convertible Secured Note and after December 31, 2005, the Company may convert 100% of the Convertible Secured Note, if:

•	the closing price of the Company’s common stock exceeds $32.1235 for thirty consecutive trading days;

•	the average daily trading volume of the Company’s common stock during that thirty day trading window exceeds 17,188; and

•	the Company has caused a registration statement to become effective under the Securities Act which provides for the resale by the noteholders of the shares of the Company’s common stock issued or issuable upon conversion.

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

Furthermore, the Company, in order to provide a mechanism to allow STT Communications to ensure the Company’s compliance with covenants under the Second Amendment to the Amended and Restated Credit Facility, as amended (see Note 7), issued two additional warrants to STT Communications in conjunction with the Financing. These two additional warrants, comprised of the Series A Cash Trigger Warrant and the Series B Cash Trigger Warrant (collectively, the “Cash Trigger Warrants”), were contingently exercisable if the Company (i) did not have sufficient funds to pay, and failed to pay when due, any principal, interest, fee or other amount due under the Second Amendment to the Amended and Restated Credit Facility, as amended, or (ii) breached the Company’s obligations to maintain certain minimum cash balances under the terms of the Second Amendment to

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Amended and Restated Credit Facility, as amended. The Cash Trigger Warrants, which were to have a contractual life for as long as the Company had any remaining amounts due under the Second Amendment to the Amended and Restated Credit Facility, as amended, would have had an exercise price and be exercisable for shares of the Company’s common stock valued at up to $30,000,000 as follows:

•	The Series A Cash Trigger Warrant would have had a value of $10,000,000, with an exercise price per share which was the lesser of (i) $9.792 or (ii) 90% of the then current market value of shares of the Company’s common stock. The $9.792 exercise price of the Series A Cash Trigger Warrant would have been adjusted to mitigate or prevent dilution if fundamental changes occured to the Company’s common stock, dividends were declared, or the Company issued, or contracted to issue, shares of the Company’s common stock at a price per share below $9.792.

•	The Series B Cash Trigger Warrant would have had a value of $20,000,000, with an exercise price per share equal to 90% of the then current market value of shares of the Company’s common stock.

The holder of the Cash Trigger Warrants, STT Communications, had no obligation to exercise such warrants. If the Cash Trigger Warrants were exercised based on the inability to pay any principal, interest or fees due under the Second Amendment to the Amended and Restated Credit Facility, as amended, the Cash Trigger Warrants would have been exercisable for not less than $5,000,000 and not more than $5,000,000 plus the amount of the missed payment. If the Cash Trigger Warrants were exercised on the inability of the Company to maintain certain minimum cash balances under the terms of the Second Amendment to the Amended and Restated Credit Facility, as amended, the Cash Trigger Warrants would have been exercisable for not less than $5,000,000 and not more than $5,000,000 plus any shortfall in the Company’s minimum cash balance requirement.

The Company applied EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and concluded that neither a commitment date, or a measurement date, had occurred when the Financing was closed as of December 31, 2002 in relation to the Change in Control Warrant and the Cash Trigger Warrants. As a result, the Change in Control Warrant and the Cash Trigger Warrants have been treated, and will continue to be treated, as unissued for accounting purposes until such time as the events that trigger the right to the issuance of shares of the Company’s stock as outlined in these warrants have occurred, if ever.

As a result of the Company fully paying off the Credit Facility in February 2004 (see Note 15), the Cash Trigger Warrants are no longer exercisable and are deemed canceled.

During 2003, the Company issued the first two PIK Notes on May 1 and November 1, 2003, to STT Communications totaling $3,598,000. The terms of the PIK Notes are identical to the terms of the Convertible Secured Note issued on December 31, 2002. The PIK Notes are due December 2007. As of December 31, 2003, the Company had a total of $33,598,000 of principal outstanding for the Convertible Secured Note and the PIK Notes issued to STT Communications (collectively, the “STT Convertible Secured Notes”), which are presented net of remaining discount as $29,968,000 on the accompanying balance sheet as of December 31, 2003.

The STT Convertible Secured Notes are convertible into 3,660,765 shares of the Company’s preferred and common stock as of December 31, 2003.

The costs related to the Financing were capitalized and are being amortized to interest expense using the effective interest method, over the life of the Convertible Secured Note. Debt issuance costs, net of amortization, were $455,000 and $617,000 as of December 31, 2003 and 2002, respectively.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Crosslink Financing

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

The Crosslink Convertible Secured Notes are convertible into shares of the Company’s common stock at a price of $4.00 per underlying share at any time at the option of the holders. The Crosslink PIK Notes will be convertible into shares of the Company’s common stock at a price of $4.84 per underlying share at any time at the option of the holders. Such conversion prices will be adjusted to mitigate or prevent dilution, dividends are declared on the Company’s common stock or the Company issues, or contracts to issue, shares of the Company’s common stock at a price per share below $4.84 per share. Following June 2005, 100% of the Crosslink Convertible Secured Notes will automatically convert if:

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

The Crosslink Convertible Secured Note Warrants were valued at $2,796,000, which was recorded as a discount to the debt principal. The fair value of the Crosslink Convertible Secured Note Warrants was calculated under the provisions of APB Opinion No. 14 and determined using the Black-Scholes option-pricing model under the following assumptions: contractual life of five years, risk-free interest rate of 4%, expected volatility of 135% and no expected dividend yield. The Company has considered the guidance of EITF Abstract No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and has determined that the Crosslink Convertible Secured Notes do contain a beneficial conversion feature. The beneficial conversion feature was valued at $7,204,000 (the “Crosslink Beneficial Conversion Feature”), and is also reflected as a discount to the debt principal. The combined values of both the Crosslink Convertible Secured Note Warrants and the Crosslink

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Beneficial Conversion Feature, totaling $10,000,000, are being amortized using the effective interest rate method to interest expense over the term of the Crosslink Convertible Secured Notes.

The Crosslink Convertible Secured Notes share with the Company’s Convertible Secured Note issued on December 31, 2002, in connection with the Financing, a second priority security interest in all of the collateral securing the Company’s obligations under the Second Amendment to the Amended and Restated Credit Facility, as amended, which excludes the i-STT assets and Pihana’s Singapore assets that the Company acquired in the Combination (see Note 2). The Crosslink Convertible Secured Notes are guaranteed by all of the Company’s existing subsidiaries and by all of the Company’s future domestic subsidiaries.

As of December 31, 2003, the Crosslink Convertible Secured Notes are presented net of remaining discount as $1,715,000 on the accompanying balance sheet as of December 31, 2003.

The Crosslink Convertible Secured Notes are convertible into 2,500,000 shares of the Company’s common stock as of December 31, 2003.

The costs related to the Crosslink Financing were capitalized and are being amortized to interest expense using the effective interest rate method over the life of the Crosslink Convertible Secured Notes. Debt issuance costs, net of amortization, were $435,000 as of December 31, 2003.

The Convertible Secured Note and PIK Notes issued in connection with the Financing, the Crosslink Convertible Secured Notes and the Crosslink PIK Notes are collectively referred to herein as the “Convertible Secured Notes”.

9.    Stockholders’ Equity

In December 2002, the Company amended and restated its Certificate of Incorporation to change the authorized share capital to 300,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 25,000,000 has been designated Series A, 25,000,000 has been designated as Series A-1 and 50,000,000 is undesignated.

Preferred Stock

On December 31, 2002, as a result of the i-STT Acquisition (see Note 2), the Company issued 1,868,667 shares of Series A preferred stock to STT Communications. As of December 31, 2003, this preferred stock had a total liquidation value of $18,298,000.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Conversion and Other Rights.    The Company’s Series A preferred stock is convertible at any time into shares of common stock on a one-for-one basis. The Company’s Series A-1 preferred stock is convertible into Series A preferred stock or shares of common stock on a one-for-one basis as long as the conversion of the Series A-1 preferred stock will not cause STT Communications to hold more than 40% of outstanding voting stock. Notwithstanding this limitation, and except for limitations imposed by the HSR Antitrust Improvements Act of 1976, as amended (the “HSR Act”),, the Company’s Series A-1 preferred stock is convertible into Series A preferred stock or common stock in the following circumstances:

•	STT Communications makes a fully financed tender offer for all of the Company’s outstanding stock and at least 50% of the outstanding shares not held by STT Communications are tendered;

•	the Company commences bankruptcy or reorganization proceedings;

•	a third party obtains a 15% interest in the Company;

•	the Company agrees to sell a 15% or greater interest in the Company to a third party;

•	the Company sells all or substantially all of its assets, or enters into an agreement to sell all or substantially all of its assets;

•	a third party commences a bona fide, fully financed tender offer;

•	STT Communications’ nominees are not elected to our board of directors despite STT Communications voting in favor of such nominees;

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	the Company breaches certain material agreements with STT Communications contained in the Financing or Combination agreements (see Notes 2 and 8);

•	STT Communications’ interest in the Company falls below 10%; or

•	the Cash Trigger Warrants are exercised (see Note 8).

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

Common Stock

On November 21, 2003, the Company sold 5,524,780 shares of common stock at a purchase price of $20.00 per share, which resulted in net proceeds to the Company of $104.4 million. We refer to this transaction as the follow-on equity offering (the “Follow-on Equity Offering).

Upon the exercise of certain unvested stock options, the Company issued to employees common stock which is subject to repurchase by the Company at the original exercise price of the stock option. This right lapses over the vesting period. As of December 31, 2003 and 2002, there were 150 and 6,986 shares, respectively, subject to repurchase.

As of December 31, 2003, the Company has reserved the following shares of authorized but unissued shares of common stock for future issuance:

Conversion of convertible secured notes	6,160,765
Conversion of issued and outstanding preferred stock	1,868,667
Conversion of preferred stock warrant	965,674
Common stock warrants	265,615
Common stock options	5,652,382
Common stock purchase plan	13,301

14,926,404

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2003, 191,307 shares were issued under the Purchase Plan at a weighted average purchase price of $2.98 per share. For the year ended December 31, 2002, 16,689 shares were issued under the Purchase Plan at a weighted average purchase price of $24.84 per share. For the year ended December 31, 2001, 16,427 shares were issued under the Purchase Plan at a weighted average purchase price of $89.85 per share.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Plans is as follows:

	Shares available for grant	Number of shares	Weighted-average exercise price per share
Balances, December 31, 2000	1,888,588	281,756	$150.99
Additional shares authorized	2,394,356	—	—
Options granted	(497,700)	497,700	44.20
Options exercised	—	(15,534)	28.03
Options forfeited	110,762	(110,762)	138.31
Shares repurchased	7,807	—	2.28

Balances, December 31, 2001	3,903,813	653,160	74.26
Additional shares authorized	934,651	—	—
Options granted	(147,244)	147,244	26.75
Options exercised	—	(12,965)	8.67
Options forfeited	61,618	(61,618)	77.66

Balances, December 31, 2002	4,752,838	725,821	65.51
Additional shares authorized	556,921	—	—
Options granted	(3,275,295)	3,275,295	5.52
Options exercised	—	(383,198)	4.02
Options forfeited	209,980	(209,980)	20.08

Balances, December 31, 2003	2,244,444	3,407,938	17.56

The following table summarizes information about stock options outstanding as of December 31, 2003:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted-average remaining contractual life	Weighted-average exercise price	Number of shares	Weighted-average exercise price
$ 2.13 to $ 3.00	187,144	9.02	$2.95	42,109	$2.77
$ 3.19 to $ 3.39	2,064,931	9.18	3.25	438,318	3.25
$ 4.02 to $ 5.70	17,995	9.19	5.19	1,750	5.70
$ 7.36 to $ 10.24	49,206	9.38	8.58	6,319	8.96
$ 12.16 to $ 18.00	534,690	9.15	15.96	186,718	13.07
$ 18.61 to $ 27.84	132,481	9.31	22.26	18,051	22.30
$ 28.48 to $ 41.60	154,595	7.61	29.79	90,087	30.01
$ 43.20 to $ 76.00	41,121	7.39	54.59	26,688	54.69
$ 85.33 to $128.00	83,772	6.86	115.90	65,374	116.56
$140.00 to $208.00	104,018	6.41	146.06	92,223	145.74
$224.00 to $384.00	37,985	6.54	232.97	32,336	232.29

	3,407,938	8.91	17.56	999,973	37.19

The weighted-average remaining contractual life of options outstanding at December 31, 2003 and December 31, 2002 was 8.91 years and 8.32 years, respectively. The weighted-average exercise price of options outstanding at December 31, 2003 and December 31, 2002 was $17.56 and $65.51, respectively.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

Employees

The Company uses the intrinsic-value method prescribed in APB No. 25 in accounting for its stock-based compensation arrangements with employees. Stock-based compensation expense is recognized for employee stock option grants in those instances in which the deemed fair value of the underlying common stock was subsequently determined to be greater than the exercise price of the stock options at the date of grant. In September 2003, the Compensation Committee of the Board of Directors awarded a stock option grant to the Company’s chief executive officer to purchase 350,000 shares of the Company’s common stock at an exercise price of $17.70, a 15% discount to the then fair market value of the Company’s common stock on the date of grant. This resulted in the Company recording a new deferred stock-based compensation charge of $1,093,000, which will be amortized to stock-based compensation expense over the three-year vesting life of this grant. In total, the Company recorded deferred stock-based compensation, net of forfeitures, related to employees of $983,000 for the year ended December 31, 2003. A total of $2,818,000, $6,859,000 and $18,993,000 has been amortized to stock-based compensation expense for the years ended December 31, 2003, 2002 and 2001, respectively, on an accelerated basis over the vesting period of the individual options, in accordance with FASB Interpretation No. 28.

Non-Employees

The Company uses the fair value method to value options granted to non-employees. In connection with its grant of options to non-employees, the Company has recognized an increase in deferred stock-based compensation of $89,000 for the year ended December 31, 2003. However, the Company recognized reductions in deferred stock-based compensation of $118,000 and $164,000 for the years ended December 31, 2002 and 2001, respectively, due to a reduction in the fair value of the Company’s stock during these periods. A total of $87,000, $19,000 and $51,000 has been amortized to stock-based compensation expense for the years ended December 31, 2003, 2002, and 2001, respectively. There was one non-employee stock option grant during 2003.

The Company’s calculations for non-employee grants were made using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2003	2002	2001
Dividend yield	0%	0%	0%
Expected volatility	110%	135%	80%
Risk-free interest rate	4.62%	4.00%	5.14%
Expected life (in years)	10.00	10.00	10.00

Warrants

In November 1999, the Company entered into a definitive agreement with WorldCom, whereby WorldCom agreed to install high-bandwidth local connectivity services to the Company’s first seven IBX hubs by a pre-determined date in exchange for a warrant to purchase 21,094 shares of common stock of the Company at $21.33 per share (the “WorldCom Warrant”). The WorldCom Warrant was immediately exercisable and expired five years from the date of grant. The WorldCom Warrant was initially valued at $2,969,000 using the Black-Scholes option-pricing model and had been recorded initially to construction in progress until installation was complete. The following assumptions were used in determining the fair value of the warrant: deemed fair market value per share of $153.60, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 5.5% and a contractual life of 5 years. In June 2000, the agreement with Worldcom was amended (see below).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2000, the Company entered into an operating lease agreement for its new corporate headquarters facility in Mountain View, California. In connection with the lease agreement, the Company granted the lessor a warrant to purchase up to 1,034 shares of the Company’s common stock at $192.00 per share (the “Headquarter Warrant”). The warrant expires 10 years from the date of grant. The warrant was valued at $186,000 using the Black-Scholes option pricing model and was recorded as additional rent expense during the Company’s lease term at that location (the Company terminated this lease and moved its headquarters to Foster City in March 2003). The following assumptions were used in determining the fair value of the warrant: deemed fair value per share of $209.60, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.0% and a contractual life of 10 years.

In April 2000, the Company entered into a definitive agreement with a fiber carrier whereby the fiber carrier agreed to install high-bandwidth local connectivity services to a number of the Company’s IBX hubs in exchange for colocation space and related benefits in such IBX hubs. In connection with this agreement, the Company granted the fiber carrier a warrant to purchase up to 16,875 shares of the Company’s common stock at $128.00 per share (the “Fiber Warrant”). The warrant was immediately exercisable and expires five years from date of grant. A total of 4,375 shares were immediately vested and the remaining 12,500 shares are subject to repurchase at the original exercise price if certain performance commitments are not completed by a pre-determined date. The fiber carrier is not obligated to install high-bandwidth local connectivity services and, apart from forfeiting the relevant number of shares and colocation space, will not be penalized for not installing. The warrant was initially valued at $5,372,000 using the Black-Scholes option-pricing model and had been recorded initially to construction in progress until installation was completed. The following assumptions were used in determining the fair value of the warrant: deemed fair market value per share of $378.24, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.56% and a contractual life of 5 years. Under the applicable guidelines in EITF 96-18, the underlying shares of common stock associated with these warrants subject to repurchase are revalued at each balance sheet date to reflect their current fair value until the performance commitment is complete. As of December 31, 2003, a total of 1,562 shares remain unearned. As the Company has no plans to construct any additional IBX hubs in the foreseeable future, the value of these unearned shares is reflected in other assets on the accompanying balance sheets totaling $7,000 and $5,000 as of December 31, 2003 and 2002, respectively.

In June 2000, the Company entered into a memorandum of understanding with COLT Telecommunications (“Colt”) whereby Colt agreed to install high-bandwidth local connectivity services to a number of the Company’s European IBX hubs in exchange for colocation space and related benefits in such IBX hubs. In connection with this agreement, the Company granted Colt a warrant to purchase up to 7,813 shares of the Company’s common stock at $170.67 per share (the “Colt Warrant”). The warrant was immediately exercisable and expires five years from the date of grant. The shares are subject to repurchase at the original exercise price if certain performance commitments are not completed by a pre-determined date. Colt is not obligated to install high-bandwidth local connectivity services and, apart from forfeiting the relevant number of shares and colocation space, will not be penalized for not installing. The warrant was initially valued at $2,795,000 using the Black-Scholes option-pricing model and was initially recorded to construction in progress. The following assumptions were used in determining the fair value of the warrants: deemed fair market value per share of $434.56, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.23% and a contractual life of 5 years. Under the applicable guidelines in EITF 96-18, the underlying shares of common stock associated with this warrant subject to repurchase are revalued at each balance sheet date to reflect their current fair value until the performance commitment is complete. As of December 31, 2003, the Colt Warrant remains unearned as a result of the Company’s revised European services strategy (see Note 14). As a result, the value of these unearned shares is now reflected in other assets on the accompanying balance sheet totaling $27,000 and $25,000 as of December 31, 2003 and 2002, respectively.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2000, the Company entered into a strategic agreement with WorldCom and UUNET, an affiliate of WorldCom (the “UUNET Strategic Agreement”), which amended, superseded and restated the definitive agreement entered into with WorldCom in November 1999 and the related WorldCom Warrant. Under the UUNET Strategic Agreement, WorldCom agreed to install high-bandwidth local connectivity services and UUNET agreed to provide high-speed data entrance facilities to a number of the Company’s IBX hubs in exchange for colocation services and related benefits in such IBX hubs. In connection with this strategic agreement, the Company granted WorldCom Venture Fund a warrant (the “WorldCom Venture Fund Warrant”) to purchase up to 20,313 shares of Company’s common stock at $170.67 per share and all but 1,172 of the shares under the earlier WorldCom Warrant were immediately vested under the UUNET Strategic Agreement. As of January 31, 2002, all shares under the earlier Worldcom Warrant had been fully earned. The WorldCom Venture Fund Warrant was immediately exercisable and expired five years from the date of grant. The warrant was subject to repurchase at the original exercise price if certain performance commitments are not completed by a pre-determined date. WorldCom and UUNET were not obligated to install high-bandwidth local connectivity services and provide high-speed data entrance facilities, respectively, and, apart from forfeiting the relevant number of shares and colocation space, were not to be penalized for not performing. The warrant was initially valued at $7,255,000 using the Black-Scholes option-pricing model and had been recorded initially to construction in progress until installation was complete. The following assumptions were used in determining the fair value of the warrant: deemed fair market value per share of $434.56, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.23% and a contractual life of 5 years. In September 2001, the Worldcom Venture Fund Warrant was amended (see below).

In September 2001, the Company amended and restated the Worldcom Venture Fund Warrant, issued in June 2000, and reduced the total number of shares available to purchase to 9,219 shares of the Company’s common stock at $170.56 per share, which had been previously earned. In return for providing services to the New York metropolitan area IBX hub, the Company issued two new warrants to the Worldcom Venture Fund. The first new warrant was to purchase 11,094 shares of the Company’s common stock at $0.01 per share, of which 4,688 shares were immediately vested and exercisable (the “Second Worldcom Venture Fund Warrant”). The second new warrant was to purchase 7,656 shares of the Company’s common stock at $0.01 per share (the “Third Worldcom Venture Fund Warrant”). All Worldcom Venture Fund warrants expire five years from the date of grant. The Company has accounted for these warrants in accordance with the guidance in EITF 96-18 and EITF Abstracts Topic D-90. The unearned portion of the Second Worldcom Venture Fund Warrant and the Third Worldcom Venture Fund Warrant would be fully earned and exercisable at such time as Worldcom provides services, as defined in the warrant agreements, to the New York metropolitan area IBX hub. The unearned portion of the Second Worldcom Venture Fund Warrant and the Third Worldcom Venture Fund Warrant were subject to a reduction in shares if there were Worldcom-caused delays in providing Worldcom service by the opening date of the New York metropolitan area IBX hub. Consistent with the guidance of EITF 96-18 and EITF Abstracts Topic D-90, these warrants were treated as unissued for accounting purposes until the future services are received from the fiber carrier. The earned portion of the Second Worldcom Venture Fund Warrant, however, was valued in September 2001 at $56,000 using the Black-Scholes option-pricing model and had been recorded initially to construction in progress until installation was complete. The following assumptions were used in determining the fair value of the earned portion of this warrant: fair market value per share of $12.16, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.00% and a contractual life of 5 years.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value of these warrants: fair market value per share of $2.32, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 4.00% and a contractual life of five years.

In addition, the Company has issued several warrants in connection with its debt facilities and capital lease obligations (see Note 5), the Senior Notes (see Note 6), two European lease terminations (see Note 11) and the Pihana Acquisition (see Note 2).

The Company has the following common stock warrants outstanding as of December 31, 2003:

	Underlying shares outstanding	Exercise price
Common stock warrants:
Amended and Restated Original VLL Warrants	7,406	$0.32
VLL Loan Amendment Warrants	28,844	0.32
Senior Note Warrants	19,780	0.21
WorldCom Warrant	21,094	21.33
Headquarter Warrant	1,034	192.00
Fiber Warrant	16,875	128.00
Colt Warrant	7,813	170.67
Worldcom Venture Fund Warrant	9,219	170.56
Second Worldcom Venture Fund Warrant	11,094	0.32
Third Worldcom Venture Fund Warrant	7,656	0.32
Heller Warrant	1,172	128.00
Pihana Shareholder Warrants	133,442	191.81
Other warrant	186	160.00

	265,615

In addition to the above common stock warrants outstanding as of December 31, 2003, the Company also has several additional warrants issued in connection with the Financing and Crosslink Financing, which are comprised of the Convertible Secured Note Warrant, the Change in Control Warrants and the Cash Trigger Warrants (see Note 8). The Change in Control Warrants are contingently issuable. The Cash Trigger Warrants were contingently issuable and expired unexercised in February 2004 in conjunction with the Company’s repayment of the Credit Facility (see Note 15).

10.    Income Taxes

Income or loss before income taxes is attributable to the following geographic locations for the years ended December 31 (in thousands):

	2003	2002	2001
United States	$(68,807)	$(21,013)	$(136,900)
Foreign	(15,364)	(605)	(51,515)

Loss before income taxes	$(84,171)	$(21,618)	$(188,415)

No provision for federal income taxes was recorded from inception through December 31, 2003 as the Company incurred net operating losses (“NOL”) during this period.

State tax expense not based on income is included in loss from operations and the aggregated amount is immaterial for the years ended December 31, 2003, 2002 and 2001.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fiscal 2003, 2002 and 2001 income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pre-tax income as a result of the following for the years ended December 31 (in thousands):

	2003	2002	2001
Federal tax at statutory rate	$(29,460)	$(7,566)	$(65,945)
State taxes	—	—	—
Domestic NOL not benefitted	21,798	7,302	47,857
Foreign NOL not benefitted	4,707	211	18,030
Meals and entertainment	28	53	46
Non-cash interest expense	2,666	—	—
Other	261	—	12

Total tax expense	$—	$—	$—

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below as of December 31 (in thousands):

	2003	2002
Deferred tax assets:
Depreciation and amortization	$35,957	$(4,246)
Reserves	3,131	36,352
Charitable contributions	4	—
Deferred compensation	9,179	—
Credits	114	211
Capitalized start-up costs	706	317
Net operating losses	18,184	542

Gross deferred tax assets	67,275	33,176
Valuation allowance	(67,275)	(33,176)

Total deferred tax assets	$—	$—

The Company’s accounting for deferred taxes under SFAS No. 109 involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. To support the Company’s conclusion that a 100% valuation allowance was required, the Company primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets and the absence of taxable income in prior carryback years. Although the Company’s operating plans assume taxable and operating income in future periods, the Company’s evaluation of all the available evidence in assessing the realizability of the deferred tax assets indicates that such plans are not considered sufficient to overcome the available negative evidence.

Federal and State tax laws, including California tax law, impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Company conducted an analysis to determine whether an ownership change had occurred due to the significant stock transactions in each of the reporting years disclosed. The analysis indicated that an ownership change occurred during the fiscal year 2002, which resulted in an annual limitation of approximately $60,000, for the net operating loss carryforwards generated prior to 2003 and therefore, the Company has substantially reduced its federal and state net operating loss carryforwards for the period prior to 2003 to approximately $1.2 million. Additionally, Section 382 of the Internal Revenue Code limits the Company’s ability to utilize the tax deductions associated with its depreciable assets as of the end of

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the 2002 year to offset the taxable income in future years, due to the existence of a Net Unrealized Built-In Loss (“NUBIL”) at the time of the change in control. Such a limitation will be effective for a five-year period subsequent to the change in control through 2007.

The Company expects to pay a limited amount of tax for fiscal years 2004 and 2005. The tax costs will be primarily limited to alternative minimum taxes as the Company anticipates utilizing its net operating loss carryforwards and expects to have significant tax deductions attributable to stock options exercised in the years.

The Company has net operating loss carryforwards for U.S. income tax purposes of approximately $36.9 million available to reduce future income subject to income taxes. The U.S. net operating loss carryforwards will begin to expire, if not utilized, in the year 2023. In addition, the Company had approximately $20.5 million of net operating loss carryforwards available to reduce future taxable income for state income tax purposes. The majority of the state net operating loss carryforwards will begin to expire, if not utilized, in the year 2013.

11.    Commitments and Contingencies

San Jose Ground Lease

In May 2000, the Company entered into a purchase agreement regarding approximately 80 acres of real property in San Jose, California. In June 2000, before closing on this property, the Company assigned its interest in the purchase agreement to a buyer and on the same date, this buyer purchased the property and entered into a 20-year lease with the Company for the property (the “San Jose Ground Lease”). Under the terms of the San Jose Ground Lease, the Company has the option to extend the lease for an additional 60 years, for a total lease term of 80 years. In addition, the Company has the option to purchase the property from the buyer on certain designated dates in the future. In September 2001, the Company amended the San Jose Ground Lease (the “First San Jose Ground Lease Amendment”). Previously, the Company posted a letter of credit in the amount of $10,000,000 and was required to increase the letter of credit by $25,000,000 to an aggregate of $35,000,000 if the Company did not meet certain development and financing milestones. Pursuant to the terms of the First San Jose Ground Lease Amendment, the aggregate obligation was reduced by $10,000,000 to $25,000,000 provided the Company agreed to post an additional letter of credit totaling $15,000,000 prior to September 30, 2001. In addition, the operating lease commitments, for the 12-month period ending September 2002, were reduced by $3,000,000 provided the Company prepaid a full year of lease payments. The benefit of this reduction was amortized to rent expense over the full term of the lease. The additional letter of credit was funded prior to September 30, 2001 and the rent pre-payment was funded subsequent to September 30, 2001. These letter of credit security deposits were to be reduced on a pro rata basis based on the status of construction activity on this property.

In May 2002, the Company further amended the San Jose Ground Lease to provide the Company the option to reduce its obligation under this lease arrangement by up to approximately one-half (the “Second San Jose Ground Lease Amendment”). Pursuant to the terms of the Second San Jose Ground Lease Amendment, for a one-time fee of $5,000,000, which was recorded as a restructuring charge (see Note 14), the Company had a one-year option, effective July 1, 2002, to elect to exclude from this lease anywhere from 20 to 40 acres of the unimproved real property. In September 2002, the Company exercised the option it had purchased in May 2002 and reduced its obligation under the San Jose Ground Lease by approximately one-half and entered into a further amendment of the San Jose Ground Lease (the “Third San Jose Ground Lease Amendment”), which became effective upon the closing of the Combination (see Note 2) and Financing (see Note 8). Pursuant to the terms of the Third San Jose Ground Lease Amendment, in connection with the exercise of the $5,000,000 option, the landlord was permitted to unconditionally draw down on the $25,000,000 in letters of credit. A portion of these letters of credit, totaling approximately $5,990,000, was recorded as prepaid rent expense representing fair value of the lease costs for the 15-month period from October 1, 2002 to December 31, 2003. The prepaid rent represented the total payments that would have otherwise been paid during this period for the remaining one-half of the lease.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company amortized this prepaid rent expense ratably over the 15-month period. The remaining balance, approximately $19,010,000, was written off and recorded as a restructuring charge as the Company was unable to recognize any future economic benefit attributed to the remaining balance of the letters of credit (see Note 14).

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

In February 2002, the Company entered into an agreement to surrender for its operating leasehold in London, England that was declared effective in March 2002 (the “Agreement to Surrender”). As stipulated in the Agreement to Surrender, the Company surrendered a previously-posted letter of credit totaling approximately $822,000, which the Company had already fully written-off in conjunction with the restructuring charge that the Company recorded during the third quarter of 2001 (see Note 14) and issued a warrant to purchase 18,750 shares of the Company’s common stock at $0.32 per share to the Company’s landlord (the “UK Warrant”). The UK Warrant was valued at $702,000 using the Black-Scholes option-pricing model and has been recorded as an offset to accrued restructuring charges. The following assumptions were used in determining the fair value of the earned portion of this warrant: fair market value per share of $37.76, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 4.00% and a contractual life of one year. The costs associated with terminating this leasehold were consistent with those that the Company estimated during the third quarter of 2001. In March 2003, this warrant was exercised with cash.

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

In July 2002, the Company finalized its agreement to exit one of its excess U.S. operating leaseholds in Mountain View, California, adjacent to the Company’s headquarters (the “Excess Headquarter Lease Termination”). As stipulated in the Excess Headquarter Lease Termination, the Company agreed to pay rent through July 2002 and to waive any rights to any remaining personal property on the premises beyond a specified date. During the quarter ended June 30, 2002, the Company wrote-off all property and equipment located in this excess office space, primarily leasehold improvements and some furniture and fixtures, totaling $1,552,000. This was included in the restructuring charges recorded during 2002 (see Note 14).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2002, the Company amended the lease for its headquarters in Mountain View, California (the “First Amendment to HQ Lease”). Pursuant to the First Amendment to HQ Lease, the Company was granted the option to terminate the leasehold in exchange for a termination fee of $924,000. The Company paid this fee and exercised this option in October 2002. Provided the Company complies with the terms of the First Amendment to HQ Lease, including the timely payment of its lease obligations for six months, the Company will be permitted to terminate the lease without further penalty and will be entitled to a discharge fee equal to $924,000 at the time the premises are vacated. In March 2003, the Company terminated this lease, received the discharge fee and moved into new headquarter facilities in Foster City, California.

In October 2002, the Company amended its lease for its Secaucus IBX hub (the “Second Amendment to the Secaucus IBX Lease”). Pursuant to the terms of the Second Amendment to the Secaucus IBX Lease, commencing October 1, 2002 and expiring March 31, 2004, a portion of the base rent otherwise due for the period will be deferred until January 2005. Commencing January 1, 2005, the portion of the base rent deferred, plus interest calculated thereon, will be repaid to the Secaucus landlord in 36 equal payments ending December 1, 2007. Furthermore, with respect to this operating lease, the landlord has the right to expand the Company’s rentable space by approximately half at such time as the current tenant of that portion of the property’s lease expires, which is on December 31, 2004. As a result, commencing fiscal 2005, the Company expects that its total rent expense associated with this IBX hub could double. The Company is currently working with this landlord, as well as the current tenant of that space, and expects to minimize this additional cost to the Company; however, there can be no assurances that the Company will be successful in reducing this commitment.

In October 2003, a wholly-owned subsidiary of the Company entered into an asset sale agreement with an affiliated company of STT Communications (the “Buyer”), which is also a current customer of Equinix, in which (a) the Company exited from its IBX hub lease in Singapore that the Company acquired in the Pihana Acquisition (the “Pihana Singapore IBX Hub”) effective September 30, 2003, (b) the Buyer has entered into a new lease agreement directly with the landlord for the Pihana Singapore IBX Hub, (c) the Company sold the related assets located in and transferred certain agreements related to the operations of the Pihana Singapore IBX Hub to the Buyer for one Singapore dollar, (d) the Company contemporaneously entered into a separate colocation agreement for a smaller portion of space in the Pihana Singapore IBX Hub for 60 months in which the Company will be the customer of the Buyer and (e) the Buyer has agreed to procure additional IBX hub services in the Company’s other Singapore IBX hub that it acquired in the i-STT Acquisition (the “Singapore Asset Sale Agreement”). As a result of the Singapore Asset Sale Agreement, the Company surrendered several deposits related to the Pihana Singapore IBX Hub; however, this loss was offset by the write-off of the associated deferred rent and asset retirement obligation liabilities associated with the Pihana Singapore IBX Hub resulting in a nominal loss on asset sale of $18,000. As a result of this transaction, the Company has only one primary IBX hub in Singapore (the one acquired in the i-STT Acquisition) rather than two.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minimum future operating lease payments as of December 31, 2003 are summarized as follows (in thousands):

Year ending:
2004	$28,339
2005	31,072
2006	31,900
2007	32,330
2008	31,806
Thereafter	201,137

Total	$356,584

Total rent expense was approximately $28,646,000, $25,193,000 and $27,150,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Deferred rent, primarily included in deferred rent and other liabilities on the accompanying balance sheets, was $20,283,000 and $13,420,000 as of December 31, 2003 and 2002, respectively.

Capital Expenditures

In September 2003, a wholly-owned subsidiary of the Company entered into a new customer contract which required expansion of the Singapore IBX hub acquired in the i-STT Acquisition (the “Singapore Customer Contract”). The Singapore Customer Contract requires that this incremental space be available for service by the end of February 2004, otherwise the Company will be required to pay damages of 2,000 Singapore dollars per day up to a maximum of 60 days or 120,000 Singapore dollars (approximately $71,000 as translated using effective exchange rates at December 31, 2003) to this customer. In order for the Company to meet the requirements of the Singapore Customer Contract, it will need to spend approximately $3.5 million in capital expenditures to prepare a new floor of the Singapore IBX hub for this customer. As of December 31, 2003, the Company had incurred approximately $2.5 million of capital expenditures related to this project and incurred an additional $1.0 million during January 2004. This project was completed in January 2004.

As a result of the Santa Clara IBX Acquisition (see Note 3), the Company expects to spend approximately $3.0 to $5.0 million in capital expenditures to bring this recently-acquired IBX hub to Equinix standards during the first half of 2004.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the Wells Fargo Loan (see Note 5), the Company was required to maintain a minimum cash balance at all times. As of June 30, 2002, the Company was not in compliance with this requirement. Wells Fargo filed a lawsuit against the company seeking to force the Company to obtain a letter of credit in the full amount of the outstanding balance of the Wells Fargo loan. In February 2003, as part of a settlement agreement with Wells Fargo, the Company made a payment to Wells Fargo of approximately $1.7 million in full satisfaction of all amounts owed to Wells Fargo under this loan agreement. As part of the same agreement, the lawsuit has been dismissed and the loan agreement has been terminated.

Estimated and Contingent Liabilities

The Company estimates exposure on certain liabilities, such as property taxes, based on the best information available at the time of determination. With respect to real and personal property taxes, the Company records what it can reasonably estimate based on prior payment history, current landlord estimates or estimates based on current or changing fixed asset values in each specific municipality, as applicable. However, there are circumstances beyond the Company’s control whereby the underlying value of the property or basis for which the tax is calculated on the property may change, such as a landlord selling the underlying property of one of the Company’s IBX hub leases or a municipality changing the assessment value in a jurisdiction and, as a result, the Company’s property tax obligations may vary from period to period. Based upon the most current facts and circumstances, the Company makes the necessary property tax accruals for each of its reporting periods. However, revisions in the Company’s estimates of the potential or actual liability could materially impact the financial position, results of operations or cash flows of the Company.

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

Employment Agreements

The Company has agreed to indemnify an officer of the Company for any claims brought by his former employer under an employment and non-compete agreement the officer had with this employer. As of December 31, 2003, no claims had been made by the former employer.

In August 2002, the Company entered into severance agreements with certain of its executive officers. Under the terms of the agreements, the officers are entitled to one year’s salary, bonus and certain healthcare benefits in the event of an involuntary termination for reasons other than cause.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Benefit Plan

The Company has a 401(k) Plan that allows eligible employees to contribute up to 15% of their compensation, limited to $12,000 in 2003. Employee contributions and earnings thereon vest immediately. Although the Company may make discretionary contributions to the 401(k) Plan, no contributions have ever been made as of December 31, 2003.

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

As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The majority of these indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no significant liabilities recorded for these agreements as of December 31, 2003.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The majority of these indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no significant liabilities recorded for these agreements as of December 31, 2003.

The Company enters into arrangements with its business partners, whereby the business partner agrees to provide services as a subcontractor for the Company’s implementations. The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage, of its subcontractors. The maximum potential amount of future

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The majority of these arrangements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no significant liabilities recorded for these agreements as of December 31, 2003.

The Company has service level commitment obligations to certain of its customers. As a result, service interruptions or significant equipment damage in the Company’s IBX hubs, whether or not within our control, could result in service level commitments to these customers. The Company’s liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet the Company’s service level commitment obligations, particularly in the early stage of the Company’s development, could reduce the confidence of the Company’s customers and could consequently impair the Company’s ability to obtain and retain customers, which would adversely affect both the Company’s ability to generate revenues and the Company’s operating results. Historically, these service level credits have not been significant. Accordingly, the Company has no significant liabilities for these agreements as of December 31, 2003.

Under the terms of the Combination Agreement, the Company was contractually obligated to use the Company’s reasonable best efforts to obtain the release of STT Communications from a bank guarantee associated with i-STT’s unconsolidated Thailand joint venture, i-STT Nation Limited. Such efforts included i-STT assuming such guarantee if it was commercially reasonable to do so. This guarantee was for 60% of a Thai baht 260,000,000 bank loan (approximately $6,188,000 as translated using effective exchange rates at June 30, 2003), of which Thai baht 58,300,000 was outstanding as of June 30, 2003 (approximately $1,388,000 as translated using effective exchange rates at June 30, 2003) (the “Thai Bank Loan”). In July 2003, the Company, STT Communications and their Thailand joint venture partner, Nation Digital Media Ltd. (“Nation Digital”), entered into an agreement to wind-down i-STT Nation Limited (the “Thailand Joint Venture Wind-Down Agreement”). Under the terms of the Thailand Joint Venture Wind-Down Agreement, Nation Digital obtained title to all assets of i-STT Nation Limited; STT Communications agreed to assume 100% of the Thai Bank Loan; and STT Communications and the Company agreed to fund the wind-down costs of i-STT Nation Limited. As of December 31, 2003, the Thai Bank Loan was repaid in full by STT Communications and the Company has funded its portion of wind-down costs, and the wind-down effort was completed as of December 31, 2003 (see Note 2).

Under the terms of the Combination Agreement, the Company is contractually obligated to use commercially reasonable efforts to ensure that at all times from and after the closing of the Combination, until such time as neither STT Communications nor its affiliates hold the Company’s capital stock or debt securities (or the capital stock received upon conversion of the debt securities) received by STT Communications in connection with the Combination, that none of the Company’s capital stock issued to STT Communications is constituted as “United States real property interests” within the meaning of Section 897(c) of the Internal Revenue Code of 1986. Under Section 897(c) of the Code, the Company’s capital stock issued to STT Communications would generally constitute “United States real property interests” at such point in time that the fair market value of the “United States real property interests” owned by the Company equals or exceeds 50% of the sum of the aggregate fair market values of (a) the Company’s “United States real property interests,” (b) the Company’s interests in real property located outside the U.S., and (c) any other assets held by the Company which are used or held for use in the Company’s trade or business. The Company refers to this provision in the Combination Agreement as the FIRPTA covenant. Pursuant to the FIRPTA covenant, the Company may be forced to take commercially reasonable proactive steps to ensure the Company’s compliance with the FIRPTA covenant, including, but not limited to, (a) a sale-leaseback transaction with respect to all real property interests,

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or (b) the formation of a holding company organized under the laws of the Republic of Singapore which would issue shares of its capital stock in exchange for all of the Company’s outstanding stock (this reorganization would require the submission of that transaction to the Company’s stockholders for their approval and the consummation of that exchange). Currently, the Company is in compliance with the FIRPTA covenant. This arrangement was grandfathered under the provisions of FIN 45 as it was in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded related to non-compliance with the FIRPTA covenant as of December 31, 2003.

When as part of an acquisition the Company acquires all of the stock or all of the assets and liabilities of a company, the Company assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. The only acquisitions that the Company has made to date in which it acquired all the stock or all of the assets and liabilities of a company was in connection with the Combination. All of these obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these liabilities as of December 31, 2003.

12.    Related Party Transactions

Officer Loans

Through December 31, 2001 the Company advanced $3,562,000 to five officers of the Company, including a loan to the Company’s chief executive officer totaling $1,512,000. All such officer loans were evidenced by promissory notes. The proceeds of these loans were used to fund the purchase of personal residences for officers who had relocated from out of state to work for the Company. The loans were due at various dates through 2006, but were subject to certain events of acceleration and were secured by a second deed of trust on the officers’ residences. The loans were non-interest bearing. In October 2001, one of these loans totaling $150,000 was repaid in full in conjunction with an officer leaving the Company.

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

No officer or employee loans existed as of December 31, 2003 or 2002.

Transactions with Affiliates of STT Communications

As a result of the Combination, the Company acquired operations in Asia-Pacific. The majority of the Company’s Asia-Pacific revenues are generated in Singapore and a significant portion of the business in Singapore is transacted with entities affiliated with STT Communications, which is the Company’s single largest

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stockholder. For the year ended December 31, 2003, revenues recognized with entities affiliated with STT Communications were $6,946,000, and as of December 31, 2003, accounts receivable with entities affiliated with STT Communications was $1,393,000. For the year ended December 31, 2003, costs and services procured with entities affiliated with STT Communications were $481,000, and as of December 31, 2003, accounts payable with entities affiliated with STT Communications was $139,000. Furthermore, during 2003, the Company entered into an agreement with STT Communications to wind-down the Company’s Thailand joint venture (see Note 11). In October 2003, the Company entered into an asset sale agreement with an affiliate of STT Communications (see Note 11).

Other Revenue Transactions

In February and March 2002, the Company entered into two agreements to resell equipment with related party companies. Both related party companies have executive officers that serve on the Company’s Board of Directors, and one of the related party company executive officers also serves on the board of directors of such company. In addition, one of the companies was also a 5% or greater stockholder in the Company as of that date. Revenue recognized during 2002 from such equipment reseller agreements totaled approximately $2,936,000.

For the year ended December 31, 2001, Loudcloud, Inc. (“Loudcloud”) was the Company’s second largest customer. Revenues from Loudcloud amounted to $5,105,000, which represented 8% of the Company’s total revenues for fiscal 2001. Andrew S. Rachleff, one of the Company’s directors, is a co-founder and general partner of Benchmark Capital. Benchmark Capital was a greater than 5% stockholder of Loudcloud, and Mr. Rachleff served on the Board of Directors of Loudcloud at the time. Subsequent to December 31, 2001, Loudcloud changed its name to Opsware, Inc. and sold its Equinix-related operations to Electronic Data Systems (“EDS”). As a result, Equinix now contracts its services to EDS.

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

Due to the Combination (see Note 2), the Company acquired operations in Asia-Pacific effective December 31, 2002. As a result, the Company’s consolidated balance sheets as of December 31, 2003 and 2002, includes certain assets based in Asia-Pacific. In addition, commencing in fiscal 2003, the Company’s consolidated statement of operations includes revenues and expenses from Asia-Pacific. In September 2001, the Company recorded a restructuring charge, primarily related to the Company’s revised European strategy, and as a result, wrote-off all of the Company’s European long-lived assets and began the process of winding down its development stage European operations (see Note 14).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s geographic statement of operations disclosures are as follows for the years ended December 31 (in thousands):

	2003	2002	2001
Total revenues:
United States	$99,669	$77,188	$63,414
Asia-Pacific	18,273	—	—

	$117,942	$77,188	$63,414

Cost of revenues:
United States	$107,477	$104,355	$89,908
Asia-Pacific	20,644	—	—
Europe	—	(282)	4,981

	$128,121	$104,073	$94,889

Loss from operations:
United States	$(48,621)	$(101,014)	$(103,118)
Asia-Pacific	(15,334)	—	—
Europe	—	(662)	(52,143)

	$(63,955)	$(101,676)	$(155,261)

The Company’s long-lived assets are located in the following geographic areas as of December 31 (in thousands):

	2003	2002
United States	$343,419	$389,369
Asia-Pacific	34,825	39,139

	$378,244	$428,508

The Company’s goodwill totaling $21,228,000 and $21,081,000 as of December 31, 2003 and 2002, respectively, is part of the Company’s Singapore reporting unit, which is reported within the Asia-Pacific segment.

14.    Restructuring Charges

2001 Restructuring Charge

During the quarter ended September 30, 2001, the Company revised its European services strategy through the development of new partnerships with other leading international Internet exchange partners rather than build and operate its own European IBX hubs. In addition, the Company initiated efforts to exit certain leaseholds relating to certain excess U.S. operating leases. Also, in September 2001, the Company implemented an approximate 15% reduction in workforce, primarily in headquarter positions, in an effort to reduce operating costs, which resulted in approximately $5.6 million in annual savings. As a result, the Company took a total restructuring charge of $48,565,000 primarily related to the write-down of European construction in progress assets to their net realizable value, the write-off of several European letters of credit related to various European operating leases, the accrual of estimated European and U.S. leasehold exit costs and the severance accrual related to the reduction in workforce. The remaining European assets as of December 31, 2001, totaling $2,234,000, represented assets purchased during pre-construction activities that were held for resale and sold

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during 2002. As of December 31, 2001, the Company had successfully surrendered one of the European leases. The Company completed the exit of the remaining European leases and one of the U.S. leases during 2002 (see Note 11). The collective costs of these European exit activities, primarily the exit of the German leasehold and an additional loss incurred on the sale of the European assets held for resale, exceeded the amount estimated by management during the third quarter of 2001. As a result, the Company recorded an additional restructuring charge during the second quarter of 2002 (see 2002 Restructuring Charges below). The reduction in workforce was substantially completed during the fourth quarter of 2001.

A summary of the movement in the 2001 restructuring charge accrual for the year ended December 31, 2003 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2002	Non-cash charges	Cash payments	Accrued restructuring charge as of December 31, 2003
U.S. lease exit costs	$810	$—	$(768)	$42

	$810	$—	$(768)	$42

The remaining activities will be paid during 2004.

A summary of the movement in the 2001 restructuring charge accrual for the year ended December 31, 2002 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2001	Non-cash charges	Cash payments	Accrued restructuring charge as of December 31, 2002
European exit costs	$4,606	(2,492)	(2,114)	$—
U.S. lease exit costs	1,512	—	(702)	810
Workforce reduction	272	—	(272)	—

	$6,390	$(2,492)	$(3,088)	$810

A summary of the 2001 restructuring charge through December 31, 2001 is outlined as follows (in thousands):

	Total 2001 restructuring charge	Non-cash charges	Cash payments	Accrued restructuring charge as of December 31, 2001
Write-down of European construction in progress	$29,260	$(29,260)	$—	$—
Write-off of European letters of credit	8,634	(8,634)	—	—
European exit costs	7,421	(2,059)	(756)	4,606
U.S. lease exit costs	2,000	—	(488)	1,512
Workforce reduction	1,250	(134)	(844)	272

	$48,565	$(40,087)	$(2,088)	$6,390

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002 Restructuring Charges

During the quarter ended June 30, 2002, the Company took a second restructuring charge to reflect the Company’s ongoing efforts to exit or amend several unnecessary U.S. IBX expansion and headquarter office space operating leaseholds and to complete the Company’s European exit activities. In addition, in May 2002, the Company implemented a reduction in workforce of less than 10%, primarily in headquarter positions, in an effort to reduce operating costs. As a result, the Company took a total restructuring charge of $9,950,000, primarily related to the Second San Jose Ground Lease option fee of $5,000,000 (see Note 11); the write-off of property and equipment, primarily leasehold improvements and some equipment, located in two unnecessary U.S. IBX expansion and headquarter office space operating leaseholds that the Company decided to exit and that do not currently provide any ongoing benefit; the write-off of two U.S. letters of credit related to one U.S. operating leasehold from which the Company has committed to exit; an accrual for the remaining estimated European exit costs and additional U.S. leasehold exit costs and the severance accrual related to the reduction in workforce. The Company continues to work on an exit plan for the excess U.S. operating lease and expects to complete the exit of this U.S. operating lease during 2004. Should it take longer to negotiate the exit of the remaining U.S. lease or the lease settlement amounts exceed the amounts estimated by management, the actual U.S. lease exit cost could exceed the amount estimated and additional restructuring charges may be required. The reduction in workforce was substantially completed during the second quarter of 2002.

During the quarter ended September 30, 2002, the Company recorded an additional restructuring charge as a result of the Third San Jose Ground Lease Amendment (see Note 11). As a result, the Company released its letters of credit relating to the San Jose Ground Lease and recorded a restructuring charge of $19,010,000.

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

A summary of the movement in the 2002 restructuring charges accrual from December 31, 2002 to December 31, 2003 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2002	Non-cash charges	Cash payments	Accrued restructuring charge as of December 31, 2003
Additional lease exit costs	$392	$—	$(214)	$178
Workforce reductions	456	—	(456)	—

	$848	$—	$(640)	$178

The remaining activities will be paid during 2004.

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

Acquired Restructuring Charges

As a result of the Combination, the Company acquired several accruals related to restructuring activities from both i-STT and Pihana, which were commenced in 2002. As of December 31, 2003, a total of $608,000 remains accrued for these restructuring activities, which will be paid in 2004 (see Note 2).

15.    Subsequent Events

On January 1, 2004, pursuant to the provisions of the Company’s stock plans (see Note 9), the number of common shares in reserve automatically increased by 905,066 shares for the 2000 Equity Incentive Plan, 301,689 shares for the Employee Stock Purchase Plan and 50,000 shares for the 2000 Director Stock Option Plan.

On February 11, 2004, the Company sold $75,000,000 in aggregate principal of 2.5% convertible subordinated debentures due 2024 to qualified institutional buyers. Subsequently, on February 18, 2004, the Company sold an additional $11,250,000 of these debentures to the initial purchasers of the debentures, which brought total gross proceeds from this offering to $86,250,000. The Company used or intends to use the net proceeds from this offering to repay all amounts outstanding under the Credit Facility (see Note 6), the VLL Loan Amendment and the Heller Loan Amendment (see Note 5). In addition, the Company intends to use additional proceeds received to redeem all remaining Senior Notes (see Note 7). The Company has exercised its right to redeem all of the Senior Notes, which have a total of $30.5 million of principal outstanding as of December 31, 2003, and has sent a notice of redemption to the trustee. The effective date of the redemption is expected to be March 12, 2004. The redemption price for the Senior Notes will be equal to 106.5% of their principal amount plus accrued and unpaid interest to the redemption date. All remaining proceeds will be used for general corporate purposes. The Company expects to record a significant loss on debt extinguishment during the quarter ended March 31, 2004, primarily related to the non-cash write-off of debt issuance costs and discounts in connection with these various debt repayments and redemptions, as well as the cash premium we

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will pay on our Senior Notes. The Company refers to this transaction as the convertible debenture offering (the “Convertible Debenture Offering”).

In February 2004, the Compensation Committee of the Board of Directors granted options to certain employees, including all officers of the Company, to purchase 995,000 shares of common stock at a weighted average exercise price of $28.56 per share under the Plans (see Note 9).

EQUINIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. The Company’s revenues and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and the Company’s revenues and results of operations could fluctuate significantly quarter-to-quarter and year-to-year. Significant quarterly fluctuations in revenues will cause significant fluctuations in our cash flows and the cash and cash equivalents and accounts receivable accounts on the Company’s balance sheet. Causes of such fluctuations may include the volume and timing of new orders and renewals, the sales cycle for our services, the introduction of new services, changes in service prices and pricing models, trends in the Internet infrastructure industry, general economic conditions, extraordinary events such as acquisitions or litigation and the occurrence of unexpected events.

The unaudited quarterly financial information presented below has been prepared by the Company and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and results of operations for the interim periods presented.

The following table presents selected quarterly information for fiscal 2003, 2002 and 2001:

	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
2003:
Revenues	$25,435	$28,434	$30,919	$33,154
Net loss	(25,553)	(21,203)	(19,718)	(17,697)
Basic and diluted net loss per share	(3.00)	(2.44)	(2.12)	(1.49)
2002:
Revenues	$20,158	$18,040	$20,187	$18,803
Net income (loss)	(13,694)	(24,557)	(44,088)	60,721
Basic net income (loss) per share	(5.16)	(7.94)	(14.04)	19.14
Diluted net income (loss) per share	(5.16)	(7.94)	(14.04)	18.12
2001:
Revenues	$12,613	$16,157	$17,178	$17,466
Net loss	(41,537)	(37,857)	(81,574)	(27,447)
Basic and diluted net loss per share	(17.40)	(15.52)	(33.01)	(10.90)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1(8)

Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.

3.1(10)	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.

3.2(10)	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.

3.3(9)	Bylaws of the Registrant.

3.4(13)	Certificate of Amendment of the Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2(2)	Form of Registrant’s Common Stock certificate.

4.6(1)	Common Stock Registration Rights Agreement (See Exhibit 10.3).

4.9(1)	Amended and Restated Investors’ Rights Agreement (See Exhibit 10.6).

4.10(9)	Registration Rights Agreement (See Exhibit 10.75).

10.1(1)	Indenture, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as trustee).

10.2(1)	Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).

10.3(1)

Common Stock Registration Rights Agreement, dated as of December 1, 1999, by and among the Registrant, Benchmark Capital Partners II, L.P., Cisco Systems, Inc., Microsoft Corporation, ePartners, Albert M. Avery, IV and Jay S. Adelson (as investors), and the Initial Purchasers.

10.5(1)	Form of Indemnification Agreement between the Registrant and each of its officers and directors.

10.6(1)

Amended and Restated Investors’ Rights Agreement, dated as of May 8, 2000, by and between the Registrant, the Series A Purchasers, the Series B Purchasers, the Series C Purchasers and members of the Registrant’s management.

10.8(1)	The Registrant’s 1998 Stock Option Plan.

10.9(1)+	Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.

10.10(1)+	Lease Agreement with Market Halsey Urban Renewal, LLC, dated as of May 3, 1999.

10.11(1)+	Lease Agreement with Laing Beaumeade, dated as of November 18, 1998.

10.12(1)+	Lease Agreement with Rose Ventures II, Inc., dated as of June 10, 1999.

10.13(1)+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 8, 1999.

10.14(1)+	First Amendment to Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of October 28, 1999.

10.15(1)+	Lease Agreement with Nexcomm Asset Acquisition I, L.P., dated as of January 21, 2000.

10.16(1)+	Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of December 15, 1999.

10.20(1)+	Agreement between Equinix, Inc. and WorldCom, Inc., dated November 16, 1999.

10.21(1)	Customer Agreement between Equinix, Inc. and WorldCom, Inc., dated November 16, 1999.

10.23(1)	Purchase Agreement between International Business Machines Corporation and Equinix, Inc. dated May 23, 2000.

10.24(2)	2000 Equity Incentive Plan.

Exhibit Number	Description of Document

10.25(2)	2000 Director Option Plan.

10.26(2)	2000 Employee Stock Purchase Plan.

10.27(2)	Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000.

10.28(3)+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of July 1, 2000.

10.29(3)+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of May 1, 2000.

10.30(3)+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 24, 2000.

10.31(3)+	Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24, 2000.

10.42(4)+	First Amendment to Deed of Lease with TrizecHahn Beaumeade Technology Center LLC, dated as of March 22, 2001.

10.43(4)+	First Lease Amendment Agreement with Market Halsey Urban Renewal, LLC, dated as of May 23, 2001.

10.44(4)+	First Amendment to Lease with Nexcomm Asset Acquisition I, L.P., dated as of April 18, 2000.

10.45(4)+	Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of December 18, 2000.

10.46(5)	First Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 26, 2001.

10.48(5)	2001 Supplemental Stock Plan.

10.53(6)	Second Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of May 20, 2002.

10.54(6)+	Amended and Restated Master Service Agreement by and between International Business Machines Corporation and Equinix, Inc., dated as of May 1, 2002.

10.56(7)+	Second Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of October 1, 2002.

10.58(7)	Form of Severance Agreement entered into by the Company and each of the Company’s executive officers.

10.59(9)	Second Amended and Restated Credit and Guaranty Agreement, dated as of December 31, 2002.

10.60(9)

Governance Agreement by and among Equinix, Inc., STT Communications Ltd., i-STT Communications Ltd., STT Investments Pte Ltd and the Pihana Pacific stockholder named therein, dated as of December 31, 2002.

10.61(9)	Tenancy Agreement over units #06-01, #06-05, #06-06, #06-07 and #06-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.62(9)	Tenancy Agreement over units #05-05, #05-06, #05-07 and #05-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.63(9)	Tenancy Agreement over units #03-01 and #03-02 of Block 28 Ayer Rajah Crescent, Singapore 139959.

10.64(9)	Tenancy Agreement over units #05-01, #05-02, #05-03 and #05-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.65(9)	Tenancy Agreement over units #03-05, #03-06, #03-07 and #03-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.69(9)	Lease Agreement with Downtown Properties, LLC dated April 10, 2000, as amended.

10.70(9)	Lease Agreement with Comfort Development Limited dated November 10, 2000.

10.71(9)	Lease Agreement with PacEast Telecom Corporation dated June 15, 2000, as amended.

Exhibit Number	Description of Document

10.72(9)	Lease Agreement Lend Lease Real Estate Investments Limited dated October 20, 2000.

10.73(9)	Lease Agreement with AIPA Properties, LLC dated November 1, 1999, as amended.

10.74(9)	Third Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 30, 2002.

10.75(9)	Registration Rights Agreement by and among Equinix and the Initial Purchasers, dated as of December 31, 2002.

10.76(9)	Securities Purchase Agreement by and among Equinix, the Guarantors and the Purchasers, dated as of October 2, 2002.

10.77(9)	Series A-1 Convertible Secured Note Due 2007 issued to i-STT Investments Pte Ltd on December 31, 2002.

10.78(9)	Preferred Stock Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.79(9)	Change in Control Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.80(13)	Series A Cash Trigger Warrant issued to i-STT Investments Pte Ltd on June 5, 2003.

10.81(13)	Series B Cash Trigger Warrant issued to i-STT Investments Pte Ltd on June 5, 2003.

10.82(9)	First Supplemental Indenture between Equinix and State Street Bank and Trust Company of California, N.A., as Trustee, dated as of December 28, 2002.

10.83(11)

Securities Purchase and Admission Agreement, dated April 29, 2003, among Equinix, certain of Equinix’s subsidiaries, i-STT Investments Pte Ltd, STT Communications Ltd and affiliates of Crosslink Capital.

10.84(12)	Sublease by and between Electronics for Imaging as Landlord and Equinix Operating Co., Inc. as Tenant dated February 12, 2003.

10.85(13)	Form of Series A-2 Convertible Secured Note Due 2007 issued to entities affiliated with Crosslink Ventures on June 5, 2003.

10.87(13)	Form of Series A-2 Change in Control Warrant issued to entities affiliated with Crosslink Ventures on June 5, 2003

10.88(13)	Form of Series A Cash Trigger Warrant issued to entities affiliated with Crosslink Ventures on June 5, 2003.

10.89(13)	Form of Series B Cash Trigger Warrant issued to entities affiliated with Crosslink Ventures on June 5, 2003.

10.90(13)	Expatriate Agreement with Philip Koen, President and Chief Operating Officer of the Company, dated as of June 24, 2003.

10.92(14)	Renewal of Tenancy Agreements over units #06-01, #06-05/08, #05-05/08, #03-05/08 & #05-01/04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.93	Amendment to Second Amended and Restated Credit and Guaranty Agreement, dated as of November 18, 2003.

10.94	Fourth Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of November 21, 2003.

10.95+	Sublease Agreement between Sprint Communications Company, L.P. and Equinix Operating Co., Inc. dated October 24, 2003.

10.96	Tenancy Agreement over units #03-01, #03-02, #03-03, #03-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.97	Lease Agreement with JMA Robinson Redevelopment, LLC, as successor in interest to Carrier Central L.A., Inc., dated as of November 30, 2003.

16.1(1)	Letter regarding change in certifying accountant.

Exhibit Number	Description of Document

21.1(9)	Subsidiaries of Equinix.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-93749).
(2)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement in Form S-1 (Commission File No. 333-39752).
(3)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(4)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(5)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(6)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(7)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(8)	Incorporated herein by reference to Annex A of Equinix’s Definitive Proxy Statement filed with the Commission December 12, 2002.
(9)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(10)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002.
(11)	Incorporated herein by reference to exhibit 10.1 in the Registrant’s filing on Form 8-K on May 1, 2003.
(12)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(13)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(14)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.