Form 10-Q
period 2004-03-31
EQUINIX INC
filed 2004-05-06
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of the Registrant’s Common Stock as of March 31, 2004 was 18,108,032.

EQUINIX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,843	$60,428
Short-term investments	19,795	12,543
Accounts receivable, net	10,079	10,178
Prepaids and other current assets	2,168	3,139

Total current assets	100,885	86,288
Property and equipment, net	334,295	343,554
Goodwill	21,412	21,228
Debt issuance costs, net	3,625	5,954
Other assets	6,956	7,508

Total assets	$467,173	$464,532

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$18,416	$18,880
Accrued interest payable	2,254	1,114
Current portion of debt facilities and capital lease obligations	—	2,689
Current portion of credit facility	—	12,000
Other current liabilities	3,701	3,843

Total current liabilities	24,371	38,526
Debt facilities and capital lease obligations, less current portion	—	723
Credit facility, less current portion	—	22,281
Senior notes	—	29,220
Convertible secured notes	30,218	31,683
Convertible subordinated debentures	86,250	—
Deferred rent and other liabilities	23,411	22,022

Total liabilities	164,250	144,455

Stockholders’ equity:
Preferred stock	2	2
Common stock	18	15
Additional paid-in capital	768,058	755,698
Deferred stock-based compensation	(661)	(1,032)
Accumulated other comprehensive income	1,452	1,198
Accumulated deficit	(465,946)	(435,804)

Total stockholders’ equity	302,923	320,077

Total liabilities and stockholders’ equity	$467,173	$464,532

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended March 31,
	2004	2003
	(unaudited)
Revenues	$36,820	$25,435

Costs and operating expenses:
Cost of revenues	33,785	30,619
Sales and marketing	4,642	4,703
General and administrative	8,242	10,924

Total costs and operating expenses	46,669	46,246

Loss from operations	(9,849)	(20,811)
Interest income	242	70
Interest expense	(4,130)	(4,812)
Loss on debt extinguishment and conversion	(16,211)	—

Net loss before income taxes	(29,948)	(25,553)
Income taxes	(194)	—

Net loss	$(30,142)	$(25,553)

Net loss per share:
Basic and diluted	$(2.00)	$(3.00)

Weighted average shares	15,104	8,512

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(30,142)	$(25,553)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and accretion	14,315	16,254
Amortization of intangible assets	514	525
Amortization of deferred stock-based compensation	677	958
Non-cash interest expense	2,615	2,086
Allowance for doubtful accounts	70	154
Deferred rent	1,639	833
Loss on disposal of assets	2	—
Loss on debt extinguishment and conversion	16,211	—
Changes in operating assets and liabilities:
Accounts receivable	29	(1,677)
Prepaids and other current assets	971	2,538
Other assets	46	172
Accounts payable and accrued expenses	190	(2,642)
Accrued restructuring charges	(458)	(7,919)
Accrued merger and financing costs	—	(3,768)
Accrued interest payable	(36)	(990)
Other current liabilities	(142)	(366)
Other liabilities	(20)	(163)

Net cash provided by (used in) operating activities	6,481	(19,558)

Cash flows from investing activities:
Purchase of short-term investments	(17,744)	—
Sales of short-term investments	2,001	—
Maturities of short-term investments	8,500	—
Purchases of property and equipment	(4,908)	(346)
Accrued property and equipment	(196)	—
Sale of restricted cash and short-term investments	—	1,989

Net cash provided by (used in) investing activities	(12,347)	1,643

Cash flows from financing activities:
Proceeds from exercise of warrants, stock options and employee stock purchase plan	2,060	159
Proceeds from convertible subordinated debentures	86,250	—
Repayment of debt facilities and capital lease obligations	(3,527)	(2,518)
Repayment of credit facility	(34,281)	—
Repayment of senior notes	(30,475)	—
Debt issuance costs	(3,222)	—
Debt extinguishment costs	(2,505)	—

Net cash provided by (used in) financing activities	14,300	(2,359)

Effect of foreign currency exchange rates on cash and cash equivalents	(19)	36
Net increase (decrease) in cash and cash equivalents	8,415	(20,238)
Cash and cash equivalents at beginning of period	60,428	41,216

Cash and cash equivalents at end of period	$68,843	$20,978

Supplemental cash flow information:
Cash paid for interest	$1,579	$3,793

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. (“Equinix” or the “Company”) and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods presented. The balance sheet at December 31, 2003 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Equinix’s Form 10-K as filed with the SEC on March 5, 2004. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

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

In February 2004, the Company sold $86.3 million in aggregate principal of 2.5% Convertible Subordinated Debentures due 2024 to qualified institutional buyers. The Company used the net proceeds from this offering to repay all amounts outstanding under the Credit Facility, the Heller Loan Amendment, the VLL Loan Amendment and the Senior Notes during February and March 2004. All remaining proceeds will be used for general corporate purposes. In addition, in March 2004, holders of the Company’s $10.0 million in Convertible Secured Notes issued in connection with the Crosslink Financing, converted the $10.0 million of principal into 2.5 million shares of the Company’s common stock. The Company refers to this transaction as the “Crosslink Conversion”. As a result of the extinguishment of debt associated with the Credit Facility, Heller Loan Amendment, VLL Loan Amendment and the Senior Notes, as well as the Crosslink Conversion, the Company recognized a loss on debt extinguishment and conversion totaling $16.2 million (see Note 8).

As of March 31, 2004, the Company had $88.6 million of cash, cash equivalents and short-term investments. The Company believes that this cash, coupled with anticipated cash flows generated from operations, will be sufficient to meet the Company’s capital expenditure, working capital, debt service and corporate overhead requirements to meet the Company’s currently identified business objectives.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Recognition and Allowance for Doubtful Accounts

Equinix derives more than 90% of its revenues from recurring revenue streams, consisting primarily of (1) colocation services, such as from the licensing of cabinet space and power; (2) interconnection services, such as cross connects and Gigabit Ethernet ports and (3) managed infrastructure services, such as Equinix Direct, bandwidth and other e-business services such as mail service and managed platform solutions. The remainder of the Company’s revenues are from non-recurring revenue streams, such as from the recognized portion of deferred installation revenues, professional services, contract settlements and equipment sales. Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to three years. Fees for the provision of e-business services are recognized progressively as the services are rendered in accordance with the contract terms, except where the future costs cannot be estimated reliably, in which case fees are recognized upon the completion of services. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the term of the related contract. Professional service fees are recognized in the period in which the services were provided and represent the culmination of the earnings process. Revenue from bandwidth and equipment is recognized on a gross basis in accordance with EITF Abstract No. 99-19, “Recording Revenue as a Principal versus Net as an Agent”, primarily because the Company acts as the principal in the transaction, takes title to products and services and bears inventory and credit risk. Revenue from contract settlements is recognized on a cash basis when no remaining performance obligations exist to the extent that the revenue has not previously been recognized.

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

Revenue is recognized only when the service has been provided and when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. It is customary business practice to obtain a signed master sales agreement and sales order prior to recognizing revenue in an arrangement. The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company generally does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. In addition, Equinix also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for those customers that the Company had expected to collect the revenues. If the financial condition of Equinix’s customers were to deteriorate or if they become insolvent, resulting in an impairment of their ability to make payments, allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and analyzes current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the Company’s reserves.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts) (unaudited):

	Three months ended March 31,
	2004	2003
Numerator:
Net loss	$(30,142)	$(25,553)

Denominator:
Weighted average shares	15,104	8,517
Weighted average unvested shares subject to repurchase	—	(5)

Total weighted average shares	15,104	8,512

Net loss per share:
Basic and diluted	$(2.00)	$(3.00)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (unaudited):

	March 31,
	2004	2003
Series A preferred stock	1,868,667	1,868,667
Series A preferred stock warrant	965,674	965,674
Shares reserved for conversion of convertible secured notes	3,660,765	2,785,205
Shares reserved for conversion of convertible subordinated debentures	2,183,548	—
Common stock warrants	237,179	250,836
Common stock options	4,406,678	3,231,870
Common stock subject to repurchase	28	3,671

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company is currently in a net deferred tax asset position, which has been fully reserved. The Company will continue to provide a valuation allowance for the net deferred tax asset until it becomes more likely than not that the net deferred tax asset will be realizable. For the three months ended March 31, 2004, the Company recorded a tax provision of $194,000, which is primarily attributable to federal alternative minimum tax. No income tax provision was recorded for the three months ended March 31, 2003. The Company expects to be in an alternative minimum tax position throughout the current taxable year. Although the Company recorded this tax provision for the three months ended March 31, 2004 for book purposes, it is not a cash liability due to sufficient stock option deductions, which can be taken for tax return purposes. The Company has recorded this income tax provision within accounts payable and accrued expenses on the accompanying balance sheet as of March 31, 2004, along with other taxes, such as personal and real property taxes (see Footnote 6).

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

Unearned deferred compensation resulting from employee option grants is amortized on an accelerated basis over the vesting period of the individual options, in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FASB Interpretation No. 28”).

Primarily as a result of employee stock options being granted at exercise prices below fair market value prior to the Company’s initial public offering (“IPO”) in August 2000, the Company recorded a deferred stock-based compensation charge on its balance sheet of $54,537,000 in 2000, which is being amortized over the four-year vesting life of these individual stock options net of the reversal of any previously recorded accelerated stock-based compensation expense due to the forfeitures of those stock options prior to vesting. In addition, in September 2003, the Compensation Committee of the Board of Directors awarded a stock option grant to the Company’s chief executive officer at a 15% discount to the then fair market value of the Company’s common stock on the date of grant and, as a result, recorded a $1,093,000 deferred stock-based compensation charge, which is amortized over the three-year vesting period of this grant. As of March 31, 2004, there was a combined total of $661,000 of deferred stock-based compensation remaining to be amortized as a result of these option grants. The Company expects stock-based compensation expense related to these specific option grants to impact its results of operations through 2006.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents, by operating expense, the Company’s amortization of stock-based compensation expense (in thousands):

	Three months ended March 31,
	2004	2003
Cost of revenues	$20	$40
Sales and marketing	30	113
General and administrative	627	805

	$677	$958

The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of SFAS No. 123”. The following table presents what the net loss and net loss per share would have been had the Company adopted SFAS No. 123 (in thousands, except per share data):

	Three months ended March 31,
	2004	2003
Net loss as reported	$(30,142)	$(25,553)
Stock-based compensation expense included in net loss	677	958
Stock-based compensation expense if SFAS No. 123 had been adopted	(4,052)	(3,425)

Pro forma net loss	$(33,517)	$(28,020)

Basic and diluted net loss per share:
As reported	$(2.00)	$(3.00)
Pro forma	(2.22)	(3.29)

The Company’s fair value calculations for employee grants were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2004	2003
Dividend yield	0%	0%
Expected volatility	100%	135%
Risk-free interest rate	2.80%	3.75%
Expected life (in years)	3.50	3.50

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consisted of the following as of March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004	December 31, 2003
	(unaudited)
Goodwill	$21,412	$21,228

Other intangibles:
Intangible asset - customer contracts	4,009	3,927
Intangible asset - tradename	309	300
Intangible asset - workforce	160	160

	4,478	4,387
Accumulated amortization	(2,701)	(2,106)

	1,778	2,281

	$23,190	$23,509

Other intangible assets, net, are included in other assets on the accompanying balances sheets as of March 31, 2004 and December 31, 2003.

For the three months ended March 31, 2004 and 2003, the Company recorded amortization expense of $514,000 and $525,000, respectively. The Company expects to record the following amortization expense during the next five years (in thousands):

Year ending:
2004	$2,057
2005	60
2006	60
2007	60
2008	55

Total	$2,292

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Santa Clara IBX Acquisition

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

As a result of the Santa Clara IBX Acquisition, the Company recorded the following assets and liabilities as of December 1, 2003 (in thousands):

Property and equipment	$3,980
Intangible asset - customer contracts	300
Intangible asset - workforce	160

Total assets acquired	$4,440

Use tax payable	$317
Asset retirement obligation	63
Unfavorable lease obligation	4,060

Total liabilities acquired	$4,440

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

3. Related Party Transactions

The majority of the Company’s Asia-Pacific revenues are generated in Singapore and a significant portion of the business in Singapore is transacted with entities affiliated with STT Communications, which is the Company’s single largest stockholder. For the three months ended March 31, 2004, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $1,222,000 and as of March 31, 2004, accounts receivable with these related parties was $992,000. For the three months ended March 31, 2004, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $466,000 and as of March 31, 2004, accounts payable with these related parties was $347,000. For the three months ended March 31, 2003, revenues recognized with entities affiliated with STT Communications were $1,540,000 and as of March 31, 2003, accounts receivable with entities affiliated with STT Communications was $1,131,000. For the three months ended March 31, 2003, costs and services procured with entities affiliated with STT Communications were $121,000 and as of March 31, 2003, accounts payable with entities affiliated with STT Communications was $534,000.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Accounts Receivable

Accounts receivables, net, consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
	(unaudited)
Accounts receivable	$19,849	$19,164
Unearned revenue	(9,386)	(8,671)
Allowance for doubtful accounts	(384)	(315)

	$10,079	$10,178

Unearned revenue consists of pre-billing for services that have not yet been provided, but which have been billed to customers in advance in accordance with the terms of their contract. Accordingly, the Company invoices its customers at the end of a calendar month for services to be provided the following month.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
	(unaudited)
Leasehold improvements	$385,797	$383,574
IBX plant and machinery	65,085	64,557
Computer equipment and software	19,513	18,875
IBX equipment	41,726	40,023
Furniture and fixtures	1,995	1,979

	514,116	509,008
Less accumulated depreciation	(179,821)	(165,454)

	$334,295	$343,554

Included within leasehold improvements is the value attributed to the earned portion of several warrants issued to certain fiber carriers and our contractor totaling $9,883,000 at both March 31, 2004 and December 31, 2003. Amortization of such warrants is included in depreciation expense.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
	(unaudited)
Accounts payable	$3,870	$3,833
Accrued compensation and benefits	3,939	3,655
Accrued taxes	2,989	2,539
Accrued property and equipment	2,258	2,454
Accrued utility and security	1,432	2,017
Accrued professional fees	1,360	1,281
Accrued repairs and maintenance	703	634
Accrued restructuring charges	370	828
Accrued other	1,495	1,639

	$18,416	$18,880

7. Deferred Rent and Other Liabilities

Deferred rent and other liabilities consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
	(unaudited)
Deferred rent	$21,520	$19,889
Other liabilities	1,891	2,133

	$23,411	$22,022

The Company leases its IBX hubs and certain equipment under noncancelable operating lease agreements expiring through 2020. The centers’ lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company had negotiated rent expense abatement periods in some IBX hubs to better match the phased build-out of certain of its centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Debt Facilities

Convertible Subordinated Debentures

In February 2004, the Company issued $86,250,000 principal amount of 2.5% Convertible Subordinated Debentures due February 15, 2024 (the “Convertible Subordinated Debentures”). Interest is payable semi-annually, in arrears, on February 15 and August 15 of each year, beginning August 15, 2004.

The Convertible Subordinated Debentures are governed by the Indenture dated February 11, 2004, between the Company, as issuer, and U.S. Bank National Association, as trustee (the “Indenture”). The Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company. The Convertible Subordinated Debentures are unsecured and rank junior in right of payment to the Company’s existing or future senior debt.

The Convertible Subordinated Debentures are convertible into shares of the Company’s common stock. Each $1,000 principal amount of Convertible Subordinated Debentures are convertible into 25.3165 shares of the Company’s common stock. This represents an initial conversion price of approximately $39.50 per share of common stock. As of March 31, 2004, the Convertible Subordinated Debentures were convertible into 2,183,548 shares of the Company’s common stock. Holders of the Convertible Subordinated Debentures may convert their individual debentures into shares of the Company’s common stock only under any of the following circumstances:

•	during any calendar quarter after the quarter ending June 30, 2004 (and only during such calendar quarter) if the sale price of the Company’s common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, is greater than or equal to 120% of the conversion price per share of our common stock, or approximately $47.40 per share;

•	subject to certain exceptions, during the five business-day period after any five consecutive trading-day period in which the trading price per Convertible Subordinated Debenture for each day of that period was less than 98% of the product of the sale price of the Company’s common stock and the conversion rate on each such day;

•	if the Convertible Subordinated Debentures have been called for redemption; or

•	upon the occurrence of certain specified corporate transactions described in the Indenture, such as a consolidation, merger or binding share exchange in which the Company’s common stock would be converted into cash or property other than securities.

The conversion rates may be adjusted upon the occurrence of certain events including for any cash dividend, but they will not be adjusted for accrued and unpaid interest. Holders of the Convertible Subordinated Debentures will not receive any cash payment representing accrued and unpaid interest upon conversion of a debenture. Instead, interest will be deemed cancelled, extinguished and forfeited upon conversion. Convertible Subordinated Debentures called for redemption may be surrendered for conversion prior to the close of business on the business day immediately preceding the redemption date.

The Company may redeem all or a portion of the Convertible Subordinated Debentures at any time after February 15, 2009 at a redemption price equal to 100% of the principal amount of the Convertible Subordinated Debentures, plus accrued and unpaid interest, if any, to but excluding the date of redemption.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Holders of the Convertible Subordinated Debentures have the right to require us to purchase all or a portion of the Convertible Subordinated Debentures on February 15, 2009, February 15, 2014 and February 15, 2019, each of which is referred to as a purchase date. In addition, upon a fundamental change of the Company, as defined in the Indenture, each holder of the Convertible Subordinated Debentures may require us to repurchase some or all of the Convertible Subordinated Debentures at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest.

The Company has considered the guidance in EITF Abstract No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and has determined that the Convertible Subordinated Debentures do not contain a beneficial conversion feature as the fair value of the Company’s common stock on the date of issuance, was less than the stock conversion ratio outlined in the agreement. The Convertible Subordinated Debentures contain two embedded derivatives, a bond parity clause and a contingent interest provision. The embedded derivatives had a zero fair value as of March 31, 2004. The Company will be remeasuring the embedded derivatives each reporting period, as applicable. Changes in fair value will be reported in the statement of operations.

The costs related to the Convertible Subordinated Debentures were capitalized and are being amortized to interest expense using the effective interest method, over the life of the Convertible Subordinated Debentures. Debt issuance costs related to the Convertible Subordinated Debentures, net of amortization, were $3,200,000 as of March 31, 2004.

Credit Facility

In February 2004, with the proceeds from the Convertible Subordinated Debentures, the Company repaid all amounts outstanding under the Credit Facility, including $34,281,000 of principal plus accrued and unpaid interest, and terminated the Credit Facility. As a result, the Company recognized a loss on debt extinguishment on this transaction of $4,405,000, comprised of the write-off of unamortized debt issuance costs totaling $4,282,000 and other transaction fees of $123,000. Refer to Loss on Debt Extinguishment and Conversion below.

Heller Loan Amendment

In February 2004, with the proceeds from the Convertible Subordinated Debentures, the Company repaid all amounts outstanding under the Heller Loan Amendment, including $2,177,000 of principal plus accrued and unpaid interest, and terminated the Heller Loan Amendment. As a result, the Company recognized a loss on debt extinguishment on this transaction of $267,000, comprised of the write-off of unamortized debt issuance costs and debt discount totaling $87,000 and other transaction fees of $180,000. Refer to Loss on Debt Extinguishment and Conversion below.

VLL Loan Amendment

In March 2004, with the proceeds from the Convertible Subordinated Debentures, the Company repaid all amounts outstanding under the VLL Loan Amendment, including $749,000 of principal plus accrued and unpaid interest, and terminated the VLL Loan Amendment. As a result, the Company recognized a loss on debt extinguishment on this transaction of $170,000, comprised of the write-off of unamortized debt issuance costs and debt discount totaling $74,000 and other transaction fees of $96,000. Refer to Loss on Debt Extinguishment and Conversion below.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Senior Notes

In March 2004, with the proceeds from the Convertible Subordinated Debentures, the Company redeemed all amounts outstanding under the Senior Notes, including $30,475,000 of principal plus accrued and unpaid interest, and terminated the Senior Notes. The redemption price of the Senior Notes was equal to 106.5% of their principal, which resulted in an additional cash premium paid of $1,981,000 (the “Senior Note Cash Premium”). As a result, the Company recognized a loss on debt extinguishment on this transaction of $3,759,000, comprised of the Senior Note Cash Premium, the write-off of unamortized debt issuance costs and debt discount totaling $1,653,000 and other transaction fees of $125,000. Refer to Loss on Debt Extinguishment and Conversion below.

Crosslink Conversion

In March 2004, holders of the Company’s Convertible Secured Notes issued in connection with the Crosslink Financing, converted the $10,000,000 of principal into 2,500,000 shares of the Company’s common stock. The Company refers to this transaction as the “Crosslink Conversion”. As a result of the Crosslink Conversion, the Company recognized a loss on debt conversion on this transaction of $7,610,000, representing the write-off of unamortized debt discount. Refer to Loss on Debt Extinguishment and Conversion below.

Loss on Debt Extinguishment and Conversion

As a result of the extinguishment of debt associated with the Credit Facility, Heller Loan Amendment, VLL Loan Amendment and the Senior Notes, as well as the Crosslink Conversion, the Company recognized a total loss on debt extinguishment and conversion totaling $16,211,000 as summarized below (in thousands):

	Credit facility	Heller loan amendment	VLL loan amendment	Senior notes	Crosslink conversion	Total
Write-off of debt issuance costs and discounts	$4,282	$87	$74	$1,653	$7,610	$13,706
Senior note cash premium	—	—	—	1,981	—	1,981
Other transaction costs	123	180	96	125	—	524

	$4,405	$267	$170	$3,759	$7,610	$16,211

Maturities

Combined aggregate maturities for the Company’s Convertible Secured Notes and Convertible Subordinated Debentures as of March 31, 2004 are as follows (in thousands) (unaudited):

	Convertible secured notes	Convertible subordinated debentures	Total
2004	$—	$—	$—
2005	—	—	—
2006	—	—	—
2007	33,598	—	33,598
2008 and thereafter	—	86,250	86,250

	33,598	86,250	119,848
Less amount representing unamortized discount	(3,380)	—	(3,380)

	$30,218	$86,250	$116,468

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Stockholders’ Equity

On January 1, 2004, pursuant to the provisions of the Company’s stock plans, the number of common shares in reserve automatically increased by 905,066 shares for the 2000 Equity Incentive Plan, 301,689 shares for the Employee Stock Purchase Plan and 50,000 shares for the 2000 Director Stock Option Plan.

During the quarter ended March 31, 2004, the Compensation Committee of the Board of Directors granted options to certain employees, including all officers of the Company, to purchase 1,262,000 shares of common stock at a weighted average exercise price of $28.95 per share under the Company’s stock plans.

10. Commitments and Contingencies

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Comprehensive Loss

The components of comprehensive loss are as follows (in thousands) (unaudited):

	Three months ended March 31,
	2004	2003
Net loss	$(30,142)	$(25,553)
Unrealized gain on available for sale securities	14	—
Foreign currency translation gain (loss)	240	(646)

Comprehensive loss	$(29,888)	$(26,199)

There were no significant tax effects on comprehensive loss for the three months ended March 31, 2004 and 2003.

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

The Company’s geographic statement of operations disclosures are as follows (in thousands) (unaudited):

	Three months ended March 31,
	2004	2003
Revenues:
United States	$32,021	$21,280
Asia-Pacific	4,799	4,155

	$36,820	$25,435

Cost of revenues:
United States	$29,438	$25,265
Asia-Pacific	4,347	5,354

	$33,785	$30,619

Income (loss) from operations:
United States	$(7,402)	$(16,604)
Asia-Pacific	(2,447)	(4,207)

	$(9,849)	$(20,811)

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s long-lived assets are located in the following geographic areas (in thousands) (unaudited)

	March 31, 2004	December 31, 2003
United States	$332,804	$343,419
Asia-Pacific	34,288	34,825

	$367,092	$378,244

The Company’s goodwill totaling $21,412,000 and $21,228,000 as of March 31, 2004 and December 31, 2003, respectively, is part of the Company’s Singapore reporting unit, which is reported within the Asia-Pacific segment.

Revenue information on a services basis is as follows (in thousands) (unaudited)

	Three months ended March 31,
	2004	2003
Colocation	$24,806	$17,517
Interconnection	6,937	3,902
Managed infrastructure	2,740	2,684

Recurring revenues	34,483	24,103
Non-recurring revenues	2,337	1,332

	$36,820	$25,435

Revenue from one customer accounted for 13% of the Company’s revenues for the three months ended March 31, 2004. Revenue from this same customer accounted for 17% of the Company’s revenues for the three months ended March 31, 2003. No other single customer accounted for more than 10% of the Company’s revenues for the three months ended March 31, 2004 and 2003. Accounts receivables from the customer mentioned above accounted for 11% of the Company’s gross accounts receivables as of March 31, 2004. Accounts receivables from this same customer also accounted for 18% of the Company’s gross accounts receivables as of March 31, 2003. No other single customer accounted for more than 10% of the Company’s gross accounts receivables as of March 31, 2004 and 2003.

13. Recent Accounting Pronouncements

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company’s results of operations, financial position or cash flows.

In March 2004, the FASB approved EITF Issue 03-6 “Participating Securities and the Two-Class Method under FAS 128”. EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share”, and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion No. 25 and FASB No. 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The Company is currently in the process of evaluating the impact that the adoption of EITF Issue 03-6 will have on its financial position and results of operations.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Subsequent Events

In April 2004, the Company announced that it had entered into a long-term operating lease to expand its IBX footprint with the addition of a new 95,000 square foot data center in the Washington, D.C. metro area. The center is adjacent to the Company’s existing Washington D.C. metro area IBX. The addition of the center expands the global Equinix footprint to over 1.3 million square feet. Equinix currently intends to begin placing customers in the center beginning November 1, 2004. This new operating lease will add an additional $65.0 million in rent expense through 2019. The Company’s minimum future operating lease payments for each of the next five fiscal years, including this new Washington, D.C. metro area operating lease, are summarized as follows (in thousands):

Year ending:
2004	$29,047
2005	34,813
2006	35,724
2007	36,232
2008	35,804
Thereafter	250,710

Total	$422,330

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

Overview

Equinix provides network neutral colocation, interconnection and managed services to enterprises, content companies and systems integrators and the world’s largest networks. Through our 14 IBX hubs in the U.S. and Asia-Pacific, customers can directly interconnect with each other for critical traffic exchange requirements. As of March 31, 2004, we had IBX hubs totaling an aggregate of more than 1.2 million gross square feet in the Washington, D.C., New York, Dallas, Chicago, Los Angeles, Honolulu and Silicon Valley areas in the United States and Hong Kong, Singapore, Sydney and Tokyo in the Asia-Pacific region.

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

This critical mass of customers and the resulting network effect, combined with our improved financial position gained through the completion of a series of financing transactions has resulted in an acceleration of new customer growth and related revenue bookings. Both our existing and new customers continue to gain confidence in our financial stability, which helps make their decision to move their core infrastructure into our IBX hubs easier. While we had generated negative operating cashflow in each annual period since inception, commencing the quarter ended September 30, 2003 we started to generate positive operating cash flow. During this quarter, our recurring revenues grew to a level sufficient to meet our operating cash requirements related to our predominantly fixed cost structure. We considered this quarter to be the inflection point in our business model whereby our revenues were sufficient on an ongoing basis to meet all our operating costs and working capital requirements. Given a large component of our cost of revenues are fixed in nature, we anticipate any growth in revenues from our existing IBX hubs will have a significant incremental flow through to gross profit. As a result of reaching this point in our operating history, we expect to generate cash from our operations during 2004 and expect these operating cash flows to also be sufficient to meet our cash requirements to fund our capital expenditures.

Historically, our market has been served by large telecommunications carriers who have bundled their telecommunication products and services with their colocation offerings. During 2003, a number of these telecommunication carriers reduced their colocation footprint as they exited under-performing markets. In addition, one major telecommunications company, Sprint, announced their plans to exit the colocation and hosting market altogether to focus on their core service offerings, while another telecommunications company, Cable & Wireless Plc, sold their U.S. assets to another telecommunications company, Savvis Communications Corp, in a bankruptcy auction. Each of these colocation providers owns and operates a network. We do not operate a network, yet have greater than 190 networks operating out of our IBX hubs. As a result, we are able to offer our customers a substantial choice of networks given our network neutrality allowing our customers to choose from numerous network service providers thereby eliminating a single point of failure. We believe this is a distinct advantage we have over our telecommunications company competitors, especially when the telecommunications industry is experiencing so many business challenges and changes as evidenced by the numerous bankruptcies and consolidations within this industry during the past several years. Furthermore, for those customers who do require a fully managed solution that these telecommunications companies typically provide, certain of our other customers, such as IBM and EDS, can provide such a solution within our network rich IBX hubs.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service streams, such as our recent acquisition of the Sprint property in Santa Clara and our recent expansion in the Washington, D.C. metro area (refer to “Recent Developments” below). However, we will continue to be very selective with any similar opportunity. As was the case with these two recent expansions in the Silicon Valley and Washington, D.C. area markets, the criteria will be quality of the design, access to networks, capacity availability in current market location, amount of incremental investment required by us in the targeted property, lead-time to breakeven and in-place customers. Like our two recent expansions, the right combination of these factors may be quite attractive for us. Dependent on the particular deal, these acquisitions may require additional capital expenditures in order to bring these centers up to Equinix standards.

Recent Developments

On February 11, 2004, we sold $75.0 million in aggregate principal of 2.5% convertible subordinated debentures due 2024 to qualified institutional buyers. Subsequently, on February 18, 2004, we sold an additional $11.25 million of our debentures to the initial purchasers of these debentures. We refer to this transaction as the “convertible debenture offering”. We used the net proceeds from the convertible debenture offering to repay all amounts outstanding under our credit facility and two of our other debt facilities. In addition, we used the proceeds received to redeem our 13% senior notes, which had a total of $30.5 million of principal outstanding. The effective date of the redemption was March 12, 2004. The redemption price for the senior notes was equal to 106.5% of their principal amount plus accrued and unpaid interest to the redemption date. Lastly, all remaining proceeds from the convertible debenture offering will be used for general corporate purposes.

On March 26, 2004, holders of our 10% $10.0 million convertible secured notes issued in connection with the Crosslink financing, converted the $10.0 million of principal into 2.5 million shares of our common stock. We refer to this transaction as the “Crosslink conversion”.

We recorded a significant loss on debt extinguishment and conversion totaling $16.2 million during the quarter ended March 31, 2004, primarily related to the non-cash write-off of debt issuance costs and discounts in connection with the various debt repayments, redemptions and conversions of the underlying debt facilities extinguished or converted, as well as the cash premium that we paid on our 13% senior notes.

On April 22, 2004, we announced that we had entered into a long-term operating lease to expand our IBX footprint with the addition of a new 95,000 square foot data center in the Washington, D.C. metro area. The center is adjacent to our existing Washington D.C. metro area IBX. The addition of the center expands our global footprint to over 1.3 million square feet. We currently intend to begin placing customers in this center beginning November 1, 2004, concurrent with when we begin making rent payments on this property.

Critical Accounting Policies and Estimates

Equinix’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for Equinix include revenue recognition and allowance for doubtful accounts, accounting for income taxes, estimated and contingent liabilities, accounting for property and equipment and impairment of long-lived assets, which are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in the Company’s 2003 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2004 and 2003

Revenues. Our revenues for the three months ended March 31, 2004 and 2003 were split between the following revenue classifications (dollars in thousands):

	Three months ended March 31,
	2004	%	2003	%
Recurring revenues	$34,483	94%	$24,103	95%

Non-recurring revenues:
Installation and professional services	1,643	4%	1,250	5%
Other	694	2%	82	0%

	2,337	6%	1,332	5%

Total revenues	$36,820	100%	$25,435	100%

Our revenues for the three months ended March 31, 2004 and 2003 were geographically comprised of the following (dollars in thousands):

	Three months ended March 31,
	2004	%	2003	%
U.S. revenues	$32,021	87%	$21,280	84%
Asia-Pacific revenues	4,799	13%	4,155	16%

Total revenues	$36,820	100%	$25,435	100%

We recognized revenues of $36.8 million for the three months ended March 31, 2004, as compared to revenues of $25.4 million for the three months ended March 31, 2003, a 45% increase. We segment our business geographically between the U.S. and Asia-Pacific as further discussed below.

Our business is based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure services. We consider these services as recurring as once a customer has been installed in one of our IBX hubs they are billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues are a significant component of our total revenues comprising 94% of our total revenues for the three months ended March 31, 2004, as compared to 95% in the prior period. Historically, greater than half of our customers order new services each quarter and approximately half of our new orders each quarter are from our already installed customer base.

Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and, professional services that we perform. These services are considered to be non-recurring as they are billed typically once and only upon completion of the installation or professional services work performed. The non-recurring revenues are typically billed on the first invoice distributed to the customer. Installation and professional services revenues increased 31% period over period, primarily due to strong existing and new customer growth during the year. As a percent of total revenues, we expect non-recurring revenues to represent approximately 5% of total revenues in each period. Other non-recurring revenues are comprised primarily of customer settlements, which represent fees paid to us by customers who wish to terminate their contracts with us.

In addition to reviewing recurring versus non-recurring revenues, we look at two other primary metrics when we analyze our revenues: 1) customer count and 2) weighted average percentage utilization. Our customer count increased to 776 as of March 31, 2004 versus 600 as of March 31, 2003, an increase of 29%. Our weighted average utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Our weighted average utilization rate grew by 12% to 41% as of March 31, 2004 from 29% as of March 31, 2003. Although we have substantial capacity for growth, our utilization rates vary from market to market among our 14 worldwide IBX hubs. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. Therefore, consistent with our acquisition of Sprint’s Santa Clara property in December 2003 and our expansion into the Washington, D.C. metro area market in April 2004, we will continue to review our available space in our other operating markets.

U.S. Revenues. We recognized U.S. revenues of $32.0 million for the three months ended March 31, 2004 as compared to $21.3 million for the three months ended March 31, 2003. U.S. revenues consisted of recurring revenues of $30.3 million and $20.3 million, respectively, for the three months ended March 31, 2004 and 2003, a 49% increase. U.S. recurring revenues consist primarily of colocation and interconnection services plus a nominal amount of managed infrastructure services. U.S. recurring revenues for the three months ended March 31, 2004 included revenue generated from the recently acquired Santa Clara IBX hub. Excluding revenue from this acquired U.S. IBX hub, the period over period growth in recurring revenues of 44% was primarily the result of an increase in orders from both our existing customers and new customer growth acquired during the period as reflected in the growth in our customer count and utilization rate as discussed above. In addition, consistent with the growth in our customer base, our interconnection revenues have grown as our customers continue to expand their interconnection activity with each other. As of March 31, 2004, U.S. interconnection revenue represented 22% of total U.S. recurring revenue as compared to 19% in the prior period. We expect our U.S. recurring revenues to continue to grow and remain our most significant source of revenue for the foreseeable future.

In addition, U.S. revenues consisted of non-recurring revenues of $1.7 million and $1.0 million, respectively, for the three months ended March 31, 2004 and 2003. Non-recurring revenues are primarily related to the recognized portion of deferred installation, professional services and settlement fees associated with certain contract terminations. Included in U.S. non-recurring revenues are settlement fees of $414,000 and $82,000, respectively, for the three months ended March 31, 2004 and 2003. Excluding any settlement fees that we may recognize in the future, we expect our U.S. non-recurring revenues to remain relatively flat or grow only moderately in the foreseeable future.

Asia-Pacific Revenues. We recognized Asia-Pacific revenues of $4.8 million for the three months ended March 31, 2004 as compared to $4.2 million for the three months ended March 31, 2003. Asia-Pacific revenues consisted of recurring revenues of $4.2 million and $3.8 million, respectively, for the three months ended March 31, 2004 and 2003, consisting primarily of colocation and managed infrastructure services. In addition, Asia-Pacific revenues consisted of non-recurring revenues of $582,000 and $340,000, respectively, for the three months ended March 31, 2004 and 2003. Asia-Pacific non-recurring revenues included $280,000 of contract settlement revenue for the three months ended March 31, 2004. Asia-Pacific revenues are generated from Singapore, Tokyo, Hong Kong and Sydney with Singapore representing approximately 56% and 79%, respectively, of the regional revenues for the three months ended March 31, 2004 and 2003. Our Asia-Pacific revenues are similar to the revenues that we generate from our U.S. IBX hubs; however, our Singapore IBX hub has additional managed infrastructure service revenue, such as mail service and managed platform solutions, which we do not currently offer in any other IBX hub location. The growth in our Asia-Pacific revenues is primarily the result of an increase in the customer base in this region during the past year, particularly in Tokyo and Sydney; however, within this growth is a decrease in low-margin bandwidth revenue in Singapore. We expect our Asia-Pacific revenues to remain relatively flat during the first half of 2004 as this churn of our low-margin bandwidth revenue in Singapore is absorbed. However, excluding this expected drop in bandwidth revenue, we would otherwise expect our Asia-Pacific revenues to begin to grow over the course of the year.

Cost of Revenues. Cost of revenues were $33.8 million for the three months ended March 31, 2004 versus $30.6 million for the three months ended March 31, 2003, a 10% increase. The largest cost components of our cost of revenues are depreciation, rental payments related to our leased IBX hubs, utility costs including bandwidth, IBX employees’ salaries and benefits, consumable supplies and equipment and security services. A substantial majority of our cost of revenues are fixed in nature and do not vary significantly from period to period. However, there are certain costs, which are considered variable in nature, including utilities and consumable supplies, that are directly related to growth of services in our existing and new customer base. Given a large component of our cost of revenues are fixed in nature, we anticipate any growth in revenues will have a significant incremental flow through to gross profit.

U.S. Cost of Revenues. U.S. cost of revenues were $29.4 million for the three months ended March 31, 2004 as compared to $25.3 million for the three months ended March 31, 2003. U.S. cost of revenues included $12.7 million and $12.4 million, respectively, of (i) depreciation expense, (ii) stock-based compensation expense, (iii) accretion expense associated with our asset retirement obligation relating to our various leaseholds and (iv) amortization expense associated with an intangible asset associated with our Santa Clara IBX hub for the three months ended March 31, 2004 and 2003. Included in the U.S. cost of revenues for the three months ended March 31, 2004, were the operating costs associated with the Santa Clara IBX hub acquired on December 1, 2003. Excluding depreciation, stock-based compensation, accretion expense, amortization expense and the costs of operating the Santa Clara U.S. IBX hub, U.S. cost of revenues increased period over period to $14.9 million for the three months ended March 31, 2004 from $12.9 million for the three months ended March 31, 2003, a 15% increase. This increase is primarily the result of higher property taxes for certain IBX hubs and increasing utility costs in line with increasing customer installations and revenues attributed to this customer growth. We continue to anticipate that our cost of revenues will increase in the foreseeable future as the occupancy levels in our U.S. IBX hubs increase, however as a percent of revenues, we anticipate our cost of revenues will continue to decline.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues were $4.3 million for the three months ended March 31, 2004 as compared to $5.4 million for the three months ended March 31, 2003. Asia-Pacific cost of revenues included $858,000 and $1.2 million, respectively, of depreciation expense for the three months ended March 31, 2004 and 2003. Excluding depreciation, Asia-Pacific cost of revenues decreased period over period to $3.5 million for the three months ended March 31, 2004 from $4.1 million for the three months ended March 31, 2003, a 15% decrease. This decrease is primarily the result of (i) a decrease in bandwidth costs in Singapore associated with a corresponding decrease in low-margin bandwidth revenue in this location and (ii) a decrease in operating costs in Singapore as a result of the asset sale of one of our two IBX hubs in Singapore that occurred during the fourth quarter of 2003, which left us with just one primary IBX hub in Singapore. Our Asia-Pacific costs of revenues are generated in Singapore, Tokyo, Hong Kong and Sydney. There are several managed IT infrastructure service revenue streams unique to our Singapore IBX hub, such as mail service and managed platform solutions, that are more labor intensive than our service offerings in the United States. As a result, our Singapore IBX hub has a greater number of employees than any of our other IBX hubs, and therefore, a greater labor cost relative to our other IBX hubs in the United States or other Asia-Pacific locations. We anticipate that our Asia-Pacific cost of revenues will experience moderate growth in the foreseeable future consistent with our anticipated growth in revenues over the course of the year.

Sales and Marketing. Sales and marketing expenses decreased to $4.6 million for the three months ended March 31, 2004 from $4.7 million for the three months ended March 31, 2003.

U.S. Sales and Marketing Expenses. U.S. sales and marketing expenses increased to $3.4 million for the three months ended March 31, 2004 as compared to $3.3 million for the three months ended March 31, 2004. Included in U.S. sales and marketing expenses were $45,000 and $113,000, respectively, of (i) stock-based compensation expense for the three months ended March 31, 2004 and 2003 and (ii) amortization expense associated with an intangible asset in connection with our Santa Clara IBX hub for the three months ended March 31, 2004. Excluding stock-based compensation and amortization expense, U.S. sales and marketing expenses remained relatively flat at $3.4 million and $3.2 million, respectively, for the three months ended March 31, 2004 and 2003. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. We expect to see a nominal increase in U.S. sales and marketing spending in the future, although as a percent of revenues, we anticipate a decline in sales and marketing spending.

Asia-Pacific Sales and Marketing Expenses. Asia-Pacific sales and marketing expenses decreased to $1.2 million for the three months ended March 31, 2004 as compared to $1.4 million for the three months ended March 31, 2003. Included in Asia-Pacific sales and marketing expenses were $459,000 and $525,000, respectively, of amortization expense associated with several intangible assets associated with our Singapore operations for the three months ended March 31, 2004 and 2003. Excluding amortization expense, Asia-Pacific sales and marketing expenses decreased moderately to $795,000 during the three months ended March 31, 2004 down from $859,000 in the prior period. Our Asia-Pacific sales and marketing expenses consist of the same type of costs that we incur in our U.S. operations, namely compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. Our Asia-Pacific sales and marketing expenses are generated in Singapore, Tokyo, Hong Kong and Sydney. We expect that our Asia-Pacific sales and marketing expenses will remain relatively flat in the foreseeable future; however, amortization expense in connection with the Singaporean intangible assets will be completed at the end of 2004.

General and Administrative. General and administrative expenses decreased to $8.2 million for the three months ended March 31, 2004 from $10.9 million for the three months ended March 31, 2003.

U.S. General and Administrative Expenses. U.S. general and administrative expenses decreased to $6.6 million for the three months ended March 31, 2004 as compared to $9.3 million for the three months ended March 31, 2003. Included in U.S. general and administrative expenses were $1.3 million and $3.4 million, respectively, of (i) depreciation expense and (ii) stock-based compensation expense for the three months ended March 31, 2004 and 2003. Excluding depreciation and stock-based compensation expense, U.S. general and administrative expenses decreased to $5.3 million for the three months ended March 31, 2004, as compared to $5.9 million for the prior period, an 11% decrease. This decrease is primarily attributable to cost savings associated with the shutdown of an office in Honolulu that was completed in June 2003. General and administrative expenses, excluding depreciation and stock-based compensation, consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses such as our corporate headquarter office lease. We expect to see a nominal increase in general and administrative spending in the future, although as a percent of revenues, we anticipate a decline in general and administrative spending.

Asia-Pacific General and Administrative Expenses. Asia-Pacific general and administrative expenses remained flat at $1.6 million for the three months ended March 31, 2004 and 2003. Included in Asia-Pacific general and administrative expenses were $117,000 and $156,000, respectively, of depreciation expense for the three months ended March 31, 2004 and 2003. Our Asia-Pacific general and administrative expenses consist of the same type of costs that we incur in our U.S. operations, namely salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. Our Asia-Pacific general and administrative expenses are generated in Singapore, Tokyo, Hong Kong and Sydney. Our Asia-Pacific headquarter office is located in Singapore. Most of the corporate overhead support functions that we have in the U.S. also reside in our Singapore office in order to support our Asia-Pacific operations. In addition, we have separate corporate office locations in Tokyo and Hong Kong. We expect that our Asia-Pacific general and administrative expenses will remain relatively flat or experience only moderate growth for the foreseeable future.

Interest Income. Interest income increased to $242,000 from $70,000 for the three months ended March 31, 2004 and 2003, respectively. Interest income increased due to higher average cash, cash equivalent and short-term investment balances held in interest-bearing accounts during these periods.

Interest Expense. Interest expense decreased to $4.1 million from $4.8 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in interest expense was primarily attributable to the reduction in the principal balance outstanding on our credit facility during 2003. These interest expense savings were partially offset by additional non-cash interest expense associated with the $10.0 million 10% convertible secured notes issued on June 5, 2003 as a result of the Crosslink financing. However, during the quarter ended March 31, 2004, with the proceeds from the convertible debenture offering, we fully paid off the remaining credit facility and two other debt facilities, as well as fully redeemed the remaining 13% senior notes that were outstanding. In addition, in March 2004, the $10.0 million 10% convertible secured notes issued in connection with the Crosslink financing were converted to 2.5 million shares of our common stock. As a result of the these various repayments, redemption and conversion of our older debt facilities, which have been replaced with our $86.3 million 2.5% convertible subordinated debentures, our interest expense commencing with the second quarter of 2004 will be significantly reduced.

Loss on Debt Extinguishment and Conversion. During the three months ended March 31, 2004, with the proceeds from the convertible debenture offering, we fully paid off the remaining credit facility and two other debt facilities, as well as fully redeemed the remaining 13% senior notes that were outstanding at a premium of 106.5%. In addition, in March 2004, the 10% $10.0 million convertible secured notes issued in connection with the Crosslink financing were converted to 2.5 million shares of our common stock. As a result of the these various repayments, redemption and conversion of our older debt facilities, we recorded a loss on debt extinguishment and conversion of $16.2 million, comprised primarily of the write-off of the various debt issuance costs and discounts associated with these various debt facilities totaling $13.7 million, as well as the premium paid to the holders of our 13% senior notes required to redeem these early and other cash transaction costs totaling $2.5 million. There was no such debt extinguishment or conversion activity during the three months ended March 31, 2003.

Income Taxes. A full valuation allowance is recorded against our deferred tax assets as management cannot conclude, based on available objective evidence, when it is more likely than not that the gross value of its deferred tax assets will be realized. However, for the three months ended March 31, 2004, we recorded $194,000 of income tax expense representing alternative minimum tax that we expect we will have to pay. We have previously not incurred any significant income tax expense since inception.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital requirements primarily through the issuance of various debt and equity instruments, for aggregate gross proceeds of $1.1 billion. As of March 31, 2004, our total indebtedness was comprised solely of convertible debt totaling $119.8 million as outlined below.

During February 2004, we sold $86.25 million in aggregate principal of 2.5% convertible subordinated debentures due 2024 to qualified institutional buyers. We used the net proceeds from this offering to repay all amounts outstanding under our non-convertible debt as outlined below. All remaining proceeds will be used for general corporate purposes. We refer to this transaction as the “convertible debenture offering”. During March 2004, holders of our 10% $10.0 million convertible secured notes issued in connection with the Crosslink financing, converted the $10.0 million of principal into 2.5 million shares of our common stock. We refer to this transaction as the “Crosslink conversion”. We recorded a significant loss on debt extinguishment and conversion totaling $16.2 million during the quarter ended March 31, 2004, primarily related to the non-cash write-off of debt issuance costs and discounts in connection with the various debt repayments, redemptions and conversions of the underlying debt facilities extinguished or converted, as well as the cash premium that we paid on our 13% senior notes.

As of March 31, 2004, our principal source of liquidity was our $88.6 million of cash, cash equivalents and short-term investments. We believe that this cash, coupled with our anticipated cash flows generated from operations, will be sufficient to meet our capital expenditure, working capital, debt service and corporate overhead requirements to meet the Company’s currently identified business objectives.

While we had generated negative operating cashflow in each annual period since inception, commencing the quarter ended September 30, 2003 we started to generate positive operating cash flow. During this quarter, our recurring revenues grew to a level sufficient to meet our operating cash requirements related to our predominantly fixed cost structure. We considered this quarter to be the inflection point in our business model whereby our revenues were sufficient on an ongoing basis to meet all our operating costs and working capital requirements. As a result of reaching this point in our operating history, we expect to generate cash from our operations during 2004 and expect these operating cash flows to be sufficient to meet our cash requirements to fund our capital expenditures. Given our limited operating history, we may not achieve our desired levels of profitability. See “Other Factors Affecting Operating Results.”

Uses of Cash

Net cash provided by our operating activities was $6.5 million for the three months ended March 31, 2004. Net cash used in our operating activities was $19.6 million for the three months ended March 31,

2003. As described above, we have now reached and are moving beyond the inflection point in our business model whereby our revenues are now sufficient to cover our operating expenses and we are now generating cash from our operations. In prior periods, we used cash primarily to fund our net loss, including cash interest payments on our senior notes and credit facility, although the majority of the operating cash flows used during the three months ended March 31, 2003 related to the liquidation of accrued obligations at December 31, 2002 attributed to accrued merger and financing transactions and restructuring activities. In addition, we have experienced particularly strong collections of our accounts receivables during the quarter ended March 31, 2004, which was reflected in our days sales outstanding (DSO), which dropped from 39 days for the quarter ended March 31, 2003 to less than 30 days for the quarter ended March 31, 2004. In the future, we expect our DSO to remain at the 30 to 35 day level. As described above, we expect that we will continue to generate cash from our operating activities throughout 2004 and beyond.

Net cash used in investing activities was $12.3 million for the three months ended March 31, 2004. Net cash provided by investing activities was $1.6 million for the three months ended March 31, 2003. Net cash used in investing activities during the three months ended March 31, 2004 was primarily to fund capital expenditures to bring our recently acquired IBX hub in Santa Clara to Equinix standards and to support our growing customer base, as well as the net purchase of short-term investments. Net cash provided by investing activities during the three months ended March 31, 2003 was primarily the result of the release of restricted cash to fund a cash interest payment on our senior notes in January 2003, offset by a nominal amount of capital expenditures. For 2004, we anticipate that our cash used in investing activities, excluding the purchase and sale of short-term investments, will be attributed to the funding of our capital expenditures.

Net cash generated by financing activities was $14.3 million for the three months ended March 31, 2004. Net cash used by financing activities was $2.4 million for the three months ended March 31, 2003. Net cash generated by financing activities for the three months ended March 31, 2004, was primarily the result of the $86.25 million in gross proceeds from our convertible debenture offering, offset by $70.8 million in payments on our credit facility, senior notes and other debt facilities and capital lease obligations, as well as debt extinguishment costs associated with paying down these facilities. Cash used in financing activities for the three months ended March 31, 2003 was primarily attributable to the scheduled monthly payments of our debt facilities and capital lease obligations.

Debt Obligations – Non-Convertible Debt

As of March 31, 2004, we no longer had any indebtedness from non-convertible debt. Prior to this, our non-convertible debt was comprised of our senior notes, credit facility, and other debt facilities and capital lease obligations as follows:

Senior Notes. In December 1999, we issued $200.0 million aggregate principal amount of 13% senior notes due 2007. During 2002, we retired $169.5 million of the senior notes in exchange for approximately 2.4 million shares of common stock and approximately $21.3 million of cash. As of December 31, 2003, a total of $30.5 million of senior note principal remained outstanding, which was presented, net of unamortized discount, on our balance sheet at $29.2 million. In March 2004, with the net proceeds from our convertible debenture offering, we exercised our right to redeem all of our senior notes. The redemption price for the senior notes was equal to 106.5% of their principal amount plus accrued and unpaid interest to the redemption date. As a result, we recognized a loss on debt extinguishment on this transaction of $3.8 million, comprised of the 6.5% premium that we paid to redeem the senior notes, the write-off of debt issuance costs and debt discount and other transaction fees.

Credit Facility. In December 2000, we entered into the credit facility with a syndicate of lenders under which, subject to our compliance with a number of financial ratios and covenants, we were permitted to borrow up to $150.0 million, which was fully drawn down during 2001. This facility was amended at various times during 2001, 2002 and 2003. As of December 31, 2003, a total of $34.3 million of principal remained outstanding under the credit facility. In February 2004, with the net proceeds from our convertible debenture offering, we repaid all amounts outstanding under our credit facility and terminated the credit facility. As a result, we recognized a loss on debt extinguishment on this transaction of $4.4 million, comprised primarily of the write-off of debt issuance costs as well as some other transaction fees.

Other Debt Facilities and Capital Lease Obligations. In August 1999, we entered into a loan agreement with Venture Lending and Leasing in the amount of $10.0 million and fully drew down on this amount. This loan agreement bore interest at 8.5% and was repayable over 42 months in equal monthly payments with a final interest payment equal to 15% of the advance amounts due on maturity. As of December 31, 2003, principal of $847,000 remained outstanding. In March 2004, with the net proceeds from our convertible debenture offering, we paid off this other debt facility in full. As a result, we recognized a loss on debt extinguishment on this transaction of $0.2 million, comprised of the write-off of debt issuance costs and discount as well as some other transaction fees.

In June 2001, we entered into a loan agreement with Heller Financial Leasing in the amount of $5.0 million and fully drew down on this amount. This loan agreement bore interest at 13.0% and was repayable over 36 months. As of December 31, 2003, principal of $2.5 million remained outstanding. In February 2004, with the net proceeds from our convertible debenture offering, we paid off this other debt facility in full. As a result, we recognized a loss on debt extinguishment on this transaction of $0.2 million, comprised of the write-off of debt issuance costs and discount as well as some other transaction fees.

In December 2002, in conjunction with our merger with Pihana, we acquired multiple capital leases with Orix. The original amount financed was approximately $3.5 million. These capital lease arrangements bore interest at an average rate of 6.4% per annum and were repayable over 30 months. As of December 31, 2003, principal of $201,000 remained outstanding. These capital leases were fully paid down by March 31, 2004.

Debt Obligations – Convertible Debt

Convertible Secured Notes. In December 2002, in conjunction with the combination, STT Communications made a $30.0 million strategic investment in the company in the form of a 14% convertible secured note due November 2007. The interest on the convertible secured note is payable in kind in the form of additional convertible secured notes, which we refer to as “PIK notes”. During 2003, we issued $3.6 million in PIK notes. The convertible secured note and PIK notes issued to STT Communications are convertible into our preferred and common stock at a price of $9.18 per underlying share, which represents 3.7 million shares as of March 31, 2004, and are convertible anytime at the option of STT Communications. After December 31, 2004 and through December 31, 2005, we may convert 95% of the STT Communications’ convertible secured notes and after December 31, 2005, we may convert 100% of these convertible secured notes upon certain conditions, including if the closing price of our common stock exceeds $32.12 per share for thirty consecutive trading days.

In June 2003, entities affiliated with Crosslink Capital made a $10.0 million strategic investment in the company in the form of 10% convertible secured notes due November 2007. The interest on the convertible secured notes was payable in kind in the form of additional convertible secured notes commencing on the second anniversary of the closing of this transaction. In March 2004, the holders of these notes converted them into 2.5 million shares of our common stock. As a result, we recognized a loss on debt conversion on this transaction of $7.6 million, comprised primarily of the write-off of debt discount.

As of March 31, 2004, a total of $33.6 million of convertible secured notes were outstanding, which is presented, net of unamortized discount, on our balance sheet at $30.2 million. All interest expense associated with our convertible secured notes, including the amortization of the unamortized discount of $3.4 million, represents non-cash interest expense in our statements of operation and cash flow as no cash is expended for this interest.

Convertible Subordinated Debentures. During February 2004, we sold $86.25 million in aggregate principal of 2.5% convertible subordinated debentures due 2024 to qualified institutional buyers. We used the net proceeds from this offering to repay all amounts outstanding under our credit facility and two of our other debt facilities, as well as fully redeemed our remaining 13% senior notes. All remaining proceeds will be used for general corporate purposes The interest on the convertible subordinated debentures is payable semi-annually every February and August commencing August 2004. Unlike our convertible secured notes, the interest on our convertible subordinated debentures will be payable in cash. Our convertible subordinated debentures will be convertible into 2.2 million shares of our common stock.

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

Debt Maturities and Operating Lease Commitments

We lease our IBX hubs and certain equipment under non-cancelable operating lease agreements expiring through 2020. The following represents the minimum future operating lease payments for these commitments, as well as the combined aggregate maturities for all of our debt as of March 31, 2004 (in thousands):

	Convertible secured notes	Convertible subordinated debentures	Operating leases	Total
2004	$—	$—	$21,332	$21,332
2005	—	—	31,173	31,173
2006	—	—	31,991	31,991
2007	33,598	—	32,406	66,004
2008	—	—	31,882	31,882
2009 and thereafter	—	86,250	201,402	319,534

	$33,598	$86,250	$350,186	$470,034

With respect to the operating lease for one of our New York metropolitan area IBXs, our landlord has the right to increase our rentable space on December 31, 2004 when the lease for the current tenant’s portion of the aggregate property lease expires. As a result, commencing fiscal 2005, our total rent expense associated with this IBX hub could double. This increase in our operating lease commitments is reflected in the table presented above. We are currently working with this landlord, as well as the current tenant of that space, and expect to minimize this additional cost to us; however, there can be no assurances that we will be successful in reducing this commitment.

On April 22, 2004, we announced that we had entered into a long-term operating lease to expand our IBX footprint with the addition of a new 95,000 square foot data center in the Washington, D.C. metro area. The center is adjacent to our existing Washington D.C. metro area IBX. The addition of the center expands our global footprint to over 1.3 million square feet. We currently intend to begin placing customers in this center beginning November 1, 2004. This new operating lease will add an additional $65.0 million in rent expense through 2019, which is not reflected in the table above.

We expect to spend approximately $5.0 million during the remainder of 2004 to bring our recently announced Washington, D.C. metro area IBX expansion space to Equinix standards. In addition, we expect to spend an additional $5.0 to $7.0 million on this expansion space during 2005 in order to meet anticipated customer demand.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service streams, such as our recent acquisition of the Sprint property in Santa Clara and our recently announced expansion in the Washington, D.C. metro area market. However, we will continue to be very selective with any similar opportunity. As was the case with these two recent expansions in the Silicon Valley and Washington, D.C. area markets, the criteria will be quality of the design, access to networks, capacity availability in current market location, amount of incremental investment required by us in the targeted property, lead-time to breakeven and in-place customers. Like these two recent expansions, the right combination of these factors may be quite attractive for us. Dependent on the particular deal, these acquisitions may require additional capital expenditures in order to bring these centers up to Equinix standards.

Recent Accounting Pronouncements

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

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on our results of operations, financial position or cash flows.

In March 2004, the FASB approved EITF Issue 03-6 “Participating Securities and the Two-Class Method under FAS 128”. EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share”, and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion No. 25 and FASB No. 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. We are currently in the process of evaluating the impact that the adoption of EITF Issue 03-6 will have on our financial position and results of operations.

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

We have incurred losses since inception and incurred losses of approximately $21.6 million for 2002 (this includes the benefit of a gain on debt extinguishment of $114.2 million), i-STT has incurred losses since inception and incurred losses of approximately $8.0 million for 2002 and Pihana has incurred losses since inception and incurred losses of approximately $148.5 million (this includes restructuring and impairment charges of $113.3 million) for the same period. For the year ended December 31, 2003, the combined company incurred additional losses of $84.2 million and for the three months ended March 31, 2004, the combined company incurred additional losses of $30.1 million. Until the quarter ended September 30, 2003, the combined company did not generate cash from operations. There can be no guarantee that the combined company will become profitable and the combined company may continue to incur additional losses. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Any of the foregoing factors, or other factors discussed elsewhere in this report, could have a material adverse effect on our business, results of operations, and financial condition. Although the company has experienced growth in revenues in recent quarters, this growth rate is not necessarily indicative of future operating results. It is possible that the company may never generate net income on a quarterly or annual basis. In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to lease and personnel expenses, depreciation and amortization, and interest expenses. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. As such, comparisons to prior reporting periods should not be relied upon as indications of the company’s future performance. In addition, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, we could experience an immediate and significant decline in the trading price of our stock.

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

In 2002, our sales outside North America represented less than 1% of our revenues, i-STT’s sales outside North America represented approximately 100% of its revenues and Pihana’s sales outside North America represented approximately 45% of its revenues. For the year ended December 31, 2003, the combined company recognized 15% of its revenues outside North America. For the three months ended March 31, 2004, the combined company recognized 13% of its revenues outside North America. We anticipate that, for the foreseeable future, approximately 15% of the combined company’s revenues will be derived from sources outside North America. Our management team is comprised primarily of Equinix executives before the combination, some of whom have had limited or no experience overseeing international operations.

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

We may experience gains and losses resulting from fluctuations in foreign currency exchange rates. To date, the majority of Equinix’s revenues and costs have been denominated in U.S. dollars, the majority of i-STT’s revenues and costs have been denominated in Singapore dollars and the majority of Pihana’s revenues and costs have been denominated in U.S. dollars, Japanese yen and Australia, Hong Kong and Singapore dollars. Although the combined company may undertake foreign exchange hedging transactions to reduce foreign currency transaction exposure, it does not currently intend to eliminate all foreign currency transaction exposure. Where our prices are denominated in U.S. dollars, our sales could be adversely affected by declines in foreign currencies relative to the U.S. dollar, thereby making our products more expensive in local currencies. Our international operations are generally subject to a number of additional risks, including:

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

We may seek to acquire additional IBX centers, complementary businesses, products, services and technologies. As a result of these acquisitions, we may be required to incur additional debt and expenditures and issue additional shares of our stock to pay for the acquired business, product, service or technology, which will dilute our existing stockholders’ ownership interest and may delay, or prevent, our profitability. These acquisitions may also expose us to risks such as:

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

As of March 31, 2004, STT Communications owned approximately 16.4% of our outstanding voting stock. In addition, STT Communications is not prohibited from buying shares of our stock in public or private transactions. Because of the diffuse ownership of our stock, STT Communications has significant influence over matters requiring our stockholder approval. Following the expiration on December 31, 2004 of restrictions on STT Communications preventing it from converting its convertible secured notes and warrants into voting stock, STT Communications may own more than 40% of our voting stock. As a result, STT Communications will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could prevent or delay a third party from acquiring or merging with us. STT also has a right of first offer which entitles them to participate in an offering of our equity securities, or securities convertible into our equity securities, to maintain their ownership percentage prior to such offering.

We may be forced to take steps, and may be prevented from pursuing certain business opportunities, to ensure compliance with certain tax-related covenants agreed to by us in the combination agreement.

We agreed to a covenant in the combination agreement (which we refer to as the FIRPTA covenant) that we would use all commercially reasonable efforts to ensure that at all times from and after the closing of the combination until such time as neither STT Communications nor its affiliates hold our capital stock or debt securities (or the capital stock received upon conversion of the debt securities) received by STT Communications in connection with the consummation of the transactions contemplated in the combination agreement, none of our capital stock issued to STT Communications would constitute “United States real property interests” within the meaning of Section 897(c) of the Code. Under Section 897(c) of the Code, our capital stock issued to STT Communications would generally constitute “United States real property interests” at such point in time that the fair market value of the “United States real property interests” owned by us equals or exceeds 50% of the sum of the aggregate fair market values of (a) our “United States real property interests,” (b) our interests in real property located outside the U.S., and (c) any other assets held by us which are used or held for use in our trade or business. Currently, the fair market value of our “United States real property interests” is significantly below the 50% threshold. However, in order to assure compliance with the FIRPTA covenant, we may be limited with respect to the business opportunities we may pursue, particularly if the business opportunities would increase the amounts of “United States real property interests” owned by us or decrease the amount of other assets owned by us. In addition, we may take proactive steps to avoid our capital stock being deemed “United States real property interest”, including, but not limited to, (a) a sale-leaseback transaction with respect to some or all of our real property interests, or (b) the formation of a holding company organized under the laws of the Republic of Singapore which would issue shares of its capital stock in exchange for all of our outstanding stock (this reorganization would require the submission of that transaction to our stockholders for their approval and the consummation of that exchange). We will take these actions only if such actions are commercially reasonable for Equinix and our stockholders.

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

We issued a large number of shares of our capital stock to the former Pihana stockholders, STT Communications, and holders of our senior notes in connection with the combination, financing and senior note exchange, to Crosslink Capital, Inc. and its affiliates (collectively, “Crosslink”) in connection with Crosslink’s purchase of our Series A-2 Convertible Secured Notes, and to the public and STT Communications in connection with our recent follow-on equity offering. The shares of common stock issued in the senior note exchange are currently freely tradeable. The shares of common stock issued in connection with the combination have been registered for resale as of June 30, 2003 and the shares of common stock issued upon exercise of the warrants issued in connection with the Crosslink financing have been registered for resale as of September 22, 2003. The shares sold to the public and STT Communications in connection with our recent follow-on equity offering are freely tradeable by the public, subject, in the case of STT Communications, to compliance with Rule 144 resale restrictions applicable to affiliates. Subject to the restrictions described in our proxy statement dated December 12, 2002, the convertible secured notes and warrants issued in connection with the financing are immediately convertible or exercisable into shares of common stock and the underlying shares of common stock may be registered for resale. The 2,500,000 shares of common stock issued upon conversion of the convertible secured notes issued in the Crosslink financing are in the process of being registered for resale on an S-3 originally filed with the Securities and Exchange Commission on April 22, 2004. Sales of a substantial number of shares of our common stock by these parties within any narrow period of time could cause our stock price to fall. In addition, the issuance of the additional shares of our common stock as a result of these transactions will reduce our earnings per share, if any. This dilution could reduce the market price of our common stock unless and until we achieve revenue growth or cost savings and other business economies sufficient to offset the effect of this issuance. We cannot assure you that we will achieve revenue growth, cost savings or other business economies.

A significant number of our shares may be sold into the public market if STT Communications defaults on its credit facility which could cause the market price of our common stock to drop significantly.

As of March 31, 2004, STT Communications held 2,970,414 shares of our common stock and held securities convertible into 6,495,106 additional shares of our common stock. STT Communications has pledged to its lenders its ownership interest in the majority of its secured notes and warrants purchased in the financing and its common and preferred stock issued in the combination as collateral for its secured credit facility. If STT Communications defaults on its credit facility, the stock, warrants and secured notes owned by STT Communications could be transferred to its lenders or sold to third parties. In the event of default, the new owner of the secured notes and warrants could convert them into our common stock and sell them, along with the common stock, into the public market. Sales of a substantial number of shares of our common stock by these parties within any narrow period of time could cause our stock price to fall. In addition, the issuance of the additional shares of our common stock as a result of these transactions will reduce our earnings per share, if any.

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

Our business depends on providing customers with highly reliable service. We must protect customers’ IBX infrastructure and customers’ equipment located in our IBX hubs. We have recently acquired two IBX hubs not built by us. If these recently acquired IBX hubs and acquired assets are not in the condition we believe them to be in, we may be required to incur substantial additional costs to repair the acquired facilities. The services we provide in each of our IBX hubs are subject to failure resulting from numerous factors, including:

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

In order to provide resale services such as bandwidth, managed services and other network management services, we will contract with third party service providers. These services require us to enter into fixed term contracts for services with third party suppliers of products and services. If we experience the loss of a customer who has purchased a resale product, we will remain obligated to continue to pay our suppliers for the term of the underlying contracts. The payment of these obligations without a corresponding payment from customers will reduce our financial resources and may have a material adverse affect on our financial performance and operating results.

IBM accounts for a significant portion of our revenues, and the loss of IBM as a customer could significantly harm our business, financial condition and results of operations.

For the three months ended March 31, 2004, IBM accounted for 13% of our revenue and as of March 31, 2004 accounted for 11% of our accounts receivable. For the three months ended March 31, 2003, IBM accounted for 17% of our revenue and as of March 31, 2003 accounted for 18% of our accounts receivable. We expect that IBM will continue to account for a significant portion of our revenue for the foreseeable future, although we expect revenues received from IBM to decline as a percentage of our total revenues as we add new customers in our IBX hubs. If we lose IBM as a customer, our business, financial condition and results of operations could be adversely affected.

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

A customer’s decision to license cabinet space in one of our IBX hubs and to purchase additional services typically involves a significant commitment of resources. In addition, some customers will be reluctant to commit to locating in our IBX hubs until they are confident that the IBX hub has adequate carrier connections. As a result, we have a long sales cycle. Delays due to the length our sales cycle may materially adversely affect our business, financial condition and results of operations.

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

The fair market value of our convertible subordinated debentures is based on quoted market prices. The estimated fair value of our convertible subordinated debentures as of March 31, 2004 approximated cost at approximately $86.3 million.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit Number		Description of Document

2.1	(8)	Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.

3.1	(10)	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.

3.2	(10)	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.

3.3	(9)	Bylaws of the Registrant.

3.4	(13)	Certificate of Amendment of the Bylaws of the Registrant.

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	(2)	Form of Registrant’s Common Stock certificate.

4.10	(9)	Registration Rights Agreement (See Exhibit 10.75).

4.11		Indenture (see Exhibit 10.99).

4.12		Registration Rights Agreement (see Exhibit 10.100).

10.2	(1)	Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).

10.5	(1)	Form of Indemnification Agreement between the Registrant and each of its officers and directors.

10.8	(1)	The Registrant’s 1998 Stock Option Plan.

10.9	(1)+	Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.

10.10	(1)+	Lease Agreement with Market Halsey Urban Renewal, LLC, dated as of May 3, 1999.

10.11	(1)+	Lease Agreement with Laing Beaumeade, dated as of November 18, 1998.

10.12	(1)+	Lease Agreement with Rose Ventures II, Inc., dated as of June 10, 1999.

10.13	(1)+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 8, 1999.

10.14	(1)+	First Amendment to Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of October 28, 1999.

10.15	(1)+	Lease Agreement with Nexcomm Asset Acquisition I, L.P., dated as of January 21, 2000.

10.16	(1)+	Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of December 15, 1999.

Exhibit Number		Description of Document

10.20	(1)+	Agreement between Equinix, Inc. and WorldCom, Inc., dated November 16, 1999.

10.21	(1)	Customer Agreement between Equinix, Inc. and WorldCom, Inc., dated November 16, 1999.

10.23	(1)	Purchase Agreement between International Business Machines Corporation and Equinix, Inc. dated May 23, 2000.

10.24	(2)	2000 Equity Incentive Plan.

10.25	(2)	2000 Director Option Plan.

10.26	(2)	2000 Employee Stock Purchase Plan.

10.27	(2)	Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000.

10.28	(3)+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of July 1, 2000.

10.29	(3)+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of May 1, 2000.

10.30	(3)+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 24, 2000.

10.31	(3)+	Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24, 2000.

10.42	(4)+	First Amendment to Deed of Lease with TrizecHahn Beaumeade Technology Center LLC, dated as of March 22, 2001.

10.43	(4)+	First Lease Amendment Agreement with Market Halsey Urban Renewal, LLC, dated as of May 23, 2001.

10.44	(4)+	First Amendment to Lease with Nexcomm Asset Acquisition I, L.P., dated as of April 18, 2000.

10.45	(4)+	Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of December 18, 2000.

10.46	(5)	First Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 26, 2001.

10.48	(5)	2001 Supplemental Stock Plan.

10.53	(6)	Second Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of May 20, 2002.

10.54	(6)+	Amended and Restated Master Service Agreement by and between International Business Machines Corporation and Equinix, Inc., dated as of May 1, 2002.

Exhibit Number		Description of Document

10.56	(7)+	Second Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of October 1, 2002.

10.58	(7)	Form of Severance Agreement entered into by the Company and each of the Company’s executive officers.

10.60	(9)	Governance Agreement by and among Equinix, Inc., STT Communications Ltd., i-STT Communications Ltd., STT Investments Pte Ltd and the Pihana Pacific stockholder named therein, dated as of December 31, 2002.

10.61	(9)	Tenancy Agreement over units #06-01, #06-05, #06-06, #06-07 and #06-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.62	(9)	Tenancy Agreement over units #05-05, #05-06, #05-07 and #05-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.63	(9)	Tenancy Agreement over units #03-01 and #03-02 of Block 28 Ayer Rajah Crescent, Singapore 139959.

10.64	(9)	Tenancy Agreement over units #05-01, #05-02, #05-03 and #05-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.65	(9)	Tenancy Agreement over units #03-05, #03-06, #03-07 and #03-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.69	(9)	Lease Agreement with Downtown Properties, LLC dated April 10, 2000, as amended.

10.70	(9)	Lease Agreement with Comfort Development Limited dated November 10, 2000.

10.71	(9)	Lease Agreement with PacEast Telecom Corporation dated June 15, 2000, as amended.

10.72	(9)	Lease Agreement Lend Lease Real Estate Investments Limited dated October 20, 2000.

10.73	(9)	Lease Agreement with AIPA Properties, LLC dated November 1, 1999, as amended.

10.74	(9)	Third Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 30, 2002.

10.75	(9)	Registration Rights Agreement by and among Equinix and the Initial Purchasers, dated as of December 31, 2002.

10.76	(9)	Securities Purchase Agreement by and among Equinix, the Guarantors and the Purchasers, dated as of October 2, 2002.

10.77	(9)	Series A-1 Convertible Secured Note Due 2007 issued to i-STT Investments Pte Ltd on December 31, 2002.

10.78	(9)	Preferred Stock Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.79	(9)	Change in Control Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

Exhibit Number	Description of Document

10.83(11)	Securities Purchase and Admission Agreement, dated April 29, 2003, among Equinix, certain of Equinix’s subsidiaries, i-STT Investments Pte Ltd, STT Communications Ltd and affiliates of Crosslink Capital.

10.84(12)	Sublease by and between Electronics for Imaging as Landlord and Equinix Operating Co., Inc. as Tenant dated February 12, 2003.

10.90(13)	Expatriate Agreement with Philip Koen, President and Chief Operating Officer of the Company, dated as of June 24, 2003.

10.92(14)	Renewal of Tenancy Agreements over units #06-01, #06-05/08, #05-05/08, #03-05/08 & #05-01/04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.94(15)	Fourth Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of November 21, 2003.

10.95 (15)+	Sublease Agreement between Sprint Communications Company, L.P. and Equinix Operating Co., Inc. dated October 24, 2003.

10.96(15)	Tenancy Agreement over units #03-01, #03-02, #03-03, #03-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.97(15)	Lease Agreement with JMA Robinson Redevelopment, LLC, as successor in interest to Carrier Central L.A., Inc., dated as of November 30, 2003.

10.98	Purchase Agreement between Equinix, Inc. and Citigroup Global Markets Inc. as representative of the initial purchasers named therein dated February 5, 2004.

10.99	Indenture among Equinix, Inc. and U.S. Bank National Association as Trustee dated February 11, 2004.

10.100	Registration Rights Agreement between Equinix, Inc. and Citigroup Global Markets Inc. as representative of the initial purchasers named therein dated February 11, 2004.

10.101	First Amendment to Lease Agreement dated September 1, 1999, between Lakeside Purchaser L.L.C. as successor in interest to Carlyle-Core Chicago, LLC and Equinix Operating Co., Inc.

16.1(1)	Letter regarding change in certifying accountant.

21.1(9)	Subsidiaries of Equinix.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-93749).

(2)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement in Form S-1 (Commission File No. 333-39752).

(3)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(4)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(5)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(6)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(7)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(8)	Incorporated herein by reference to Annex A of Equinix’s Definitive Proxy Statement filed with the Commission December 12, 2002.

(9)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002.

(11)	Incorporated herein by reference to exhibit 10.1 in the Registrant’s filing on Form 8-K on May 1, 2003.

(12)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(13)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(14)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(15)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

(b)	Reports on Form 8-K.

On January 13, 2004, the Company filed a Current Report on Form 8-K to file certain non-GAAP information that the Company had presented in a live webcast held on January 9, 2004. The Company attached a reconciliation of EBITDA to GAAP as required by Regulation G.

On January 22, 2004, the Company filed a Current Report on Form 8-K to announce that the stock selling plans that the Company’s executive officers had entered into for asset diversification purposes in accordance with SEC Rule 10b5-1, would automatically resume on January 22, 2004, following a contractual lock-up period with the Company’s underwriters in connection with the Company’s public stock offering on November 18, 2003.

On February 4, 2004, the Company filed a Current Report on Form 8-K to file the Company’s press release from February 4, 2004, in which the Company reported its 2003 fourth quarter and year-end results.

On February 4, 2004, the Company filed a Current Report on Form 8-K to announce that it intends to offer $75 million aggregate principal amount of Convertible Subordinated Debentures due 2024 (the “Debentures”) to be offered pursuant to Rule 144A under the Securities Act of 1933, as amended, and Regulation S thereunder.

On February 6, 2004, the Company filed a Current Report on Form 8-K to announce that it agreed to sell the Debentures previously announced on February 4, 2004 in a press release dated February 5, 2004.

On February 20, 2004, the Company filed a Current Report on Form 8-K to announce that it sold an additional $11.25 million of Debentures to the initial purchasers of the Debentures previously announced on February 5, 2004. The Company further announced that it used the proceeds from the Debentures to repay its Credit Facility.

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.

Date: May 6, 2004	By:	/s/ RENEE F. LANAM

Chief Financial Officer and Secretary (Principal Financial Officer)

/s/ KEITH D. TAYLOR

Vice President, Finance (Principal Accounting Officer)