Form 10-Q
period 2004-06-30
EQUINIX INC
filed 2004-08-02
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the Registrant’s Common Stock as of June 30, 2004 was 18,239,747.

EQUINIX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,563	$60,428
Short-term investments	40,836	12,543
Accounts receivable, net	12,595	10,178
Prepaids and other current assets	1,618	3,139

Total current assets	106,612	86,288
Property and equipment, net	324,548	343,554
Goodwill	21,059	21,228
Debt issuance costs, net	3,368	5,954
Other assets	9,097	7,508

Total assets	$464,684	$464,532

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$17,895	$18,880
Accrued interest payable	1,672	1,114
Current portion of debt facilities and capital lease obligations	—	2,689
Current portion of credit facility	—	12,000
Other current liabilities	4,797	3,843

Total current liabilities	24,364	38,526
Debt facilities and capital lease obligations, less current portion	—	723
Credit facility, less current portion	—	22,281
Senior notes	—	29,220
Convertible secured notes	32,818	31,683
Convertible subordinated debentures	86,250	—
Deferred rent and other liabilities	24,969	22,022

Total liabilities	168,401	144,455

Stockholders’ equity:
Preferred stock	2	2
Common stock	18	15
Additional paid-in capital	771,046	755,698
Deferred stock-based compensation	(477)	(1,032)
Accumulated other comprehensive income	845	1,198
Accumulated deficit	(475,151)	(435,804)

Total stockholders’ equity	296,283	320,077

Total liabilities and stockholders’ equity	$464,684	$464,532

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)
Revenues	$39,423	$28,434	$76,243	$53,869

Costs and operating expenses:
Cost of revenues	34,150	31,634	67,935	62,253
Sales and marketing	4,423	4,684	9,065	9,387
General and administrative	8,008	8,358	16,250	19,282

Total costs and operating expenses	46,581	44,676	93,250	90,922

Loss from operations	(7,158)	(16,242)	(17,007)	(37,053)

Interest income	242	66	484	136
Interest expense	(2,283)	(5,027)	(6,413)	(9,839)
Loss on debt extinguishment and conversion	—	—	(16,211)	—

Net loss before income taxes	(9,199)	(21,203)	(39,147)	(46,756)

Income taxes	(6)	—	(200)	—

Net loss	$(9,205)	$(21,203)	$(39,347)	$(46,756)

Net loss per share:
Basic and diluted	$(0.51)	$(2.44)	$(2.33)	$(5.43)

Weighted-average shares	18,191	8,706	16,862	8,609

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(39,347)	$(46,756)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and accretion	28,238	31,556
Amortization of intangible assets and non-cash prepaid rent	1,094	1,044
Amortization of deferred stock-based compensation	860	1,668
Non-cash interest expense	4,351	4,337
Allowance for doubtful accounts	(49)	281
Deferred rent	2,966	1,578
Loss on disposal of assets	2	—
Loss on debt extinguishment and conversion	16,211	—
Changes in operating assets and liabilities:
Accounts receivable	(2,368)	(883)
Prepaids and other current assets	1,521	4,914
Other assets	(170)	501
Accounts payable and accrued expenses	1,013	(3,090)
Accrued restructuring charges	(466)	(9,657)
Accrued merger and financing costs	—	(4,356)
Accrued interest payable	503	(1,981)
Other current liabilities	954	(1,136)
Other liabilities	60	(266)

Net cash provided by (used in) operating activities	15,373	(22,246)

Cash flows from investing activities:
Purchases of short-term investments	(45,386)	—
Maturities of short-term investments	12,993	—
Sales of short-term investments	3,988	—
Purchases of property and equipment	(9,162)	(1,460)
Accrued property and equipment	(1,532)	—
Purchases of restricted cash	—	(50)
Sale of restricted cash	—	2,270

Net cash provided by (used in) investing activities	(39,099)	760

Cash flows from financing activities:
Proceeds from exercise of warrants, stock options and employee stock purchase plan	2,590	382
Proceeds from convertible secured notes	—	10,000
Proceeds from convertible subordinated debentures	86,250	—
Repayment of debt facilities and capital lease obligations	(3,527)	(4,395)
Repayment of credit facility	(34,281)	(990)
Repayment of senior notes	(30,475)	—
Debt issuance costs	(3,222)	(458)
Debt extinguishment costs	(2,505)	—

Net cash provided by financing activities	14,830	4,539

Effect of foreign currency exchange rates on cash and cash equivalents	31	(12)
Net decrease in cash and cash equivalents	(8,865)	(16,959)
Cash and cash equivalents at beginning of period	60,428	41,216

Cash and cash equivalents at end of period	$51,563	$24,257

Supplemental cash flow information:
Cash paid for interest	$1,579	$8,492

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

As of June 30, 2004, the Company had $92.4 million of cash, cash equivalents and short-term investments. The Company believes that this cash, coupled with anticipated cash flows generated from operations, will be sufficient to meet the Company’s capital expenditure, working capital, debt service and corporate overhead requirements within the Company’s currently identified business objectives.

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

The Company occasionally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have not been significant.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” SEC Staff Accounting Bulletin (“SAB”) No. 98 and EITF Issue 03-6, “Participating Securities and the Two-Class Method Under FASB 128”, which the Company just adopted during the second quarter of 2004. Under the provisions of SFAS No. 128, SAB No. 98 and EITF Issue 03-6 basic and diluted net loss per share are computed using the weighted-average number of common shares outstanding. Options and warrants were not included in the computation of diluted net loss per share because the effect would be anti-dilutive, and do not qualify as participating securities under EITF Issue 03-6. Under EITF Issue 03-6, the Company’s preferred stock qualifies as a participating security, but were not included in the Company’s basic and diluted EPS calculations as the holder of preferred stock does not have a contractual obligation to share in the Company’s losses.

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(9,205)	$(21,203)	$(39,347)	$(46,756)

Historical:
Denominator:
Weighted-average shares	18,191	8,709	16,862	8,613
Weighted-average unvested shares subject to repurchase	—	(3)	—	(4)

Total weighted-average shares	18,191	8,706	16,862	8,609

Net loss per share:
Basic and diluted	$(0.51)	$(2.44)	$(2.33)	$(5.43)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (unaudited):

	June 30,
	2004	2003
Series A preferred stock	1,868,667	1,868,667
Series A preferred stock warrant	965,674	965,674
Shares reserved for conversion of convertible secured notes	3,917,018	5,921,275
Shares reserved for conversion of convertible subordinated debentures	2,183,548	—
Common stock warrants	329,954	250,680
Common stock options	4,305,429	3,381,361
Common stock subject to repurchase	1	1,553

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

The Company is currently in a net deferred tax asset position, which has been fully reserved. The Company will continue to provide a valuation allowance for the net deferred tax asset until it becomes more likely than not that the net deferred tax asset will be realizable. For the three and six months ended June 30, 2004, the Company recorded a tax provision of $6,000 and $200,000, respectively, which is attributable to federal alternative minimum tax. No income tax provision was recorded for the three and six months ended June 30, 2003. The Company expects the alternative minimum tax situation to continue throughout the current taxable year based on its financial outlook for the year. Although the Company recorded a tax provision for the three and six months ended June 30, 2004 for book purposes, it is not a cash liability due to sufficient stock option deductions, which can be taken for tax return purposes. The Company has recorded this income tax provision within accounts payable and accrued expenses on the accompanying balance sheet as of June 30, 2004, along with other taxes, such as personal and real property taxes (see Note 6).

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

Primarily as a result of employee stock options being granted at exercise prices below fair market value prior to the Company’s initial public offering (“IPO”) in August 2000, the Company recorded a deferred stock-based compensation charge on its balance sheet of $54,537,000 in 2000, which is being amortized over the four-year vesting life of these individual stock options net of the reversal of any previously recorded accelerated stock-based compensation expense due to the forfeitures of those stock options prior to vesting. In addition, in September 2003, the Compensation Committee of the Board of Directors awarded a stock option grant to the Company’s chief executive officer at a 15% discount to the then fair market value of the Company’s common stock on the date of grant and, as a result, recorded a $1,093,000 deferred stock-based compensation charge, which is amortized over the three-year vesting period of this grant. As of June 30, 2004, there was a combined total of $477,000 of deferred stock-based compensation remaining to be amortized as a result of these option grants. The Company expects stock-based compensation expense related to these specific option grants to impact its results of operations through 2006.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents, by operating expense, the Company’s amortization of stock-based compensation expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Cost of revenues	$2	$25	$22	$65
Sales and marketing	15	69	45	182
General and administrative	166	616	793	1,421

	$183	$710	$860	$1,668

The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of SFAS No. 123”. The following table presents what the net loss and net loss per share would have been had the Company adopted SFAS No. 123 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(9,205)	$(21,203)	$(39,347)	$(46,756)
Stock-based compensation expense included in net loss	183	710	860	1,668
Stock-based compensation expense if SFAS No.123 had been adopted	(6,119)	(2,668)	(10,171)	(6,093)

Pro forma net loss	$(15,141)	$(23,161)	$(48,658)	$(51,181)

Basic and diluted net loss per share:
As reported	$(0.51)	$(2.44)	$(2.33)	$(5.43)
Pro forma	(0.83)	(2.66)	(2.89)	(5.95)

The Company’s fair value calculations for employee grants were made using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Dividend yield	0%	0%	0%	0%
Expected volatility	95%	135%	100%	135%
Risk-free interest rate	3.90%	3.75%	2.47%	3.75%
Expected life (in years)	3.19	3.50	3.49	3.50

The Company’s fair value calculations for employee’s stock purchase rights under the employee stock purchase plan were made using the Black-Scholes option pricing model with weighted-average assumptions consistent with those used for employee grants as indicated above; however, the assumption for expected life (in years) used for the employee stock purchase plan was two years for all periods presented.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consisted of the following as of June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003
	(unaudited)
Goodwill	$21,059	$21,228

Other intangibles:
Intangible asset – customer contracts	3,948	3,927
Intangible asset – tradename	304	300
Intangible asset – workforce	160	160

	4,412	4,387
Accumulated amortization	(3,168)	(2,106)

	1,244	2,281

	$22,303	$23,509

Other intangible assets, net, are included in other assets on the accompanying balance sheets as of June 30, 2004 and December 31, 2003.

For the three and six months ended June 30, 2004, the Company recorded amortization expense of $515,000 and $1,029,000, respectively. For the three and six months ended June 30, 2003, the Company recorded amortization expense of $519,000 and $1,044,000, respectively. The Company expects to record the following amortization expense during the next five years (in thousands):

Year ending:
2004	$2,038
2005	60
2006	60
2007	60
2008	55

Total	$2,273

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

As a result of the Santa Clara IBX Acquisition, the Company recorded the following assets and liabilities as of December 1, 2003 (in thousands):

Property and equipment	$3,980
Intangible asset – customer contracts	300
Intangible asset – workforce	160

Total assets acquired	$4,440

Use tax payable	$317
Asset retirement obligation	63
Unfavorable lease obligation	4,060

Total liabilities acquired	$4,440

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

3. Related Party Transactions

The majority of the Company’s Asia-Pacific revenues are generated in Singapore and a significant portion of the business in Singapore is transacted with entities affiliated with STT Communications, which is the Company’s single largest stockholder. For the three and six months ended June 30, 2004, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $1,303,000 and $2,525,000, respectively, and as of June 30, 2004, accounts receivable with these related parties was $960,000. For the three and six months ended June 30, 2004, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $367,000 and $818,000, respectively, and as of June 30, 2004, accounts payable with these related parties was $403,000. For the three and six months ended June 30, 2003, revenues recognized with entities affiliated with STT Communications were $1,467,000 and $3,007,000, respectively, and as of June 30, 2003, accounts receivable with entities affiliated with STT Communications was $1,395,000. For the three and six months ended June 30, 2003, costs and services procured with entities affiliated with STT Communications were $150,000 and $271,000, respectively, and as of June 30, 2003, accounts payable with entities affiliated with STT Communications was $445,000.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Accounts Receivable

Accounts receivables, net, consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
	(unaudited)
Accounts receivable	$24,939	$19,164
Unearned revenue	(12,082)	(8,671)
Allowance for doubtful accounts	(262)	(315)

	$12,595	$10,178

Unearned revenue consists of the pre-billing for services that have not yet been provided, but which have been billed to customers in advance in accordance with the terms of their contract. Accordingly, the Company invoices its customers at the end of a calendar month for services to be provided the following month.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
	(unaudited)
Leasehold improvements	$387,123	$383,574
IBX plant and machinery	65,318	64,557
Computer equipment and software	20,200	18,875
IBX equipment	43,487	40,023
Furniture and fixtures	1,979	1,979

	518,107	509,008
Less accumulated depreciation	(193,559)	(165,454)

	$324,548	$343,554

Included within leasehold improvements is the value attributed to the earned portion of several warrants issued to certain fiber carriers and the Company’s contractor totaling $9,883,000 at both June 30, 2004 and December 31, 2003. Amortization of such warrants is included in depreciation expense.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
	(unaudited)
Accounts payable	$4,017	$3,833
Accrued compensation and benefits	3,962	3,655
Accrued taxes	3,122	2,539
Accrued property and equipment	922	2,454
Accrued utility and security	2,155	2,017
Accrued professional fees	1,570	1,281
Accrued repairs and maintenance	766	634
Accrued restructuring charges	362	828
Accrued other	1,019	1,639

	$17,895	$18,880

7. Deferred Rent and Other Liabilities

Deferred rent and other liabilities consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
	(unaudited)
Deferred rent	$22,993	$19,889
Other liabilities	1,976	2,133

	$24,969	$22,022

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Debt Facilities

Convertible Secured Notes

On May 1, 2004, pursuant to the terms of the Convertible Secured Notes, the Company issued the third PIK Note to STT Communications in the amount of $2,352,000, representing interest accrued from November 1, 2003 to April 30, 2004. The terms of this PIK Note are identical to the terms of the Convertible Secured Note issued on December 31, 2002. The PIK Note is due December 2007. The Company has considered the guidance of EITF Abstract No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and has determined that the PIK Note does not contain a beneficial conversion feature as the fair value of the Company’s common stock on the date of issuance was less than the stock conversion ratio outlined in the Financing agreement. Through June 30, 2004, the Company has issued three PIK Notes to STT Communications totaling $5,950,000. As of June 30, 2004, the initial Convertible Secured Note issued on December 31, 2002 plus all PIK Notes issued subsequently to STT Communications (collectively, the “Convertible Secured Notes”) are convertible into 3,917,018 shares of the Company’s common stock at any time at the option of STT Communications. After December 31, 2004 and through December 31, 2005, the Company may convert 95% of the Convertible Secured Notes and after December 31, 2005, the Company may convert 100% of the Convertible Secured Notes upon certain conditions, including if the closing price of the Company’s common stock exceeds $32.12 per share for thirty consecutive trading days.

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

The Convertible Subordinated Debentures are convertible into shares of the Company’s common stock. Each $1,000 principal amount of Convertible Subordinated Debentures are convertible into 25.3165 shares of the Company’s common stock. This represents an initial conversion price of approximately $39.50 per share of common stock. As of June 30, 2004, the Convertible Subordinated Debentures were convertible into 2,183,548 shares of the Company’s common stock. Holders of the Convertible Subordinated Debentures may convert their individual debentures into shares of the Company’s common stock only under any of the following circumstances:

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company has considered the guidance in EITF Abstract No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and has determined that the Convertible Subordinated Debentures do not contain a beneficial conversion feature as the fair value of the Company’s common stock on the date of issuance, was less than the initial conversion price outlined in the agreement. The Convertible Subordinated Debentures contain two embedded derivatives, a bond parity clause and a contingent interest provision. The embedded derivatives had a zero fair value as of June 30, 2004. The Company will be remeasuring the embedded derivatives each reporting period, as applicable. Changes in fair value will be reported in the statement of operations.

The costs related to the Convertible Subordinated Debentures were capitalized and are being amortized to interest expense using the effective interest method, through February 15, 2009, the first date that the holders of the Convertible Subordinated Debentures can force redemption to the Company. Debt issuance costs related to the Convertible Subordinated Debentures, net of amortization, were $2,973,000 as of June 30, 2004.

Credit Facility

In February 2004, with the proceeds from the Convertible Subordinated Debentures, the Company repaid all amounts outstanding under the Credit Facility, including $34,281,000 of principal, plus accrued and unpaid interest, and terminated the Credit Facility. As a result, the Company recognized a loss on debt extinguishment on this transaction of $4,405,000, comprised of the write-off of unamortized debt issuance costs totaling $4,282,000 and other transaction fees of $123,000. Refer to Loss on Debt Extinguishment and Conversion below.

Heller Loan Amendment

In February 2004, with the proceeds from the Convertible Subordinated Debentures, the Company repaid all amounts outstanding under the Heller Loan Amendment, including $2,177,000 of principal, plus accrued and unpaid interest, and terminated the Heller Loan Amendment. As a result, the Company recognized a loss on debt extinguishment on this transaction of $267,000, comprised of the write-off of unamortized debt issuance costs and debt discount totaling $87,000 and other transaction fees of $180,000. Refer to Loss on Debt Extinguishment and Conversion below.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

VLL Loan Amendment

In March 2004, with the proceeds from the Convertible Subordinated Debentures, the Company repaid all amounts outstanding under the VLL Loan Amendment, including $749,000 of principal, plus accrued and unpaid interest, and terminated the VLL Loan Amendment. As a result, the Company recognized a loss on debt extinguishment on this transaction of $170,000, comprised of the write-off of unamortized debt issuance costs and debt discount totaling $74,000 and other transaction fees of $96,000. Refer to Loss on Debt Extinguishment and Conversion below.

Senior Notes

In March 2004, with the proceeds from the Convertible Subordinated Debentures, the Company redeemed all amounts outstanding under the Senior Notes, including $30,475,000 of principal, plus accrued and unpaid interest, and terminated the Senior Notes. The redemption price of the Senior Notes was equal to 106.5% of their principal, which resulted in an additional cash premium paid of $1,981,000 (the “Senior Note Cash Premium”). As a result, the Company recognized a loss on debt extinguishment on this transaction of $3,759,000, comprised of the Senior Note Cash Premium, the write-off of unamortized debt issuance costs and debt discount totaling $1,653,000 and other transaction fees of $125,000. Refer to Loss on Debt Extinguishment and Conversion below.

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

Loss on Debt Extinguishment and Conversion

As a result of the extinguishment of debt associated with the Credit Facility, Heller Loan Amendment, VLL Loan Amendment and the Senior Notes, as well as the Crosslink Conversion, the Company recognized a total loss on debt extinguishment and conversion totaling $16,211,000 for the six months ended June 30, 2004, as summarized below (in thousands):

	Credit facility	Heller loan amendment	VLL loan amendment	Senior notes	Crosslink conversion	Total
Write-off of debt issuance costs and discounts	$4,282	$87	$74	$1,653	$7,610	$13,706
Senior note cash premium	—	—	—	1,981	—	1,981
Other transaction costs	123	180	96	125	—	524

	$4,405	$267	$170	$3,759	$7,610	$16,211

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities

Combined aggregate maturities for the Company’s Convertible Secured Notes and Convertible Subordinated Debentures as of June 30, 2004 are as follows (in thousands) (unaudited):

	Convertible secured notes	Convertible subordinated debentures	Total
2004	$—	$—	$—
2005	—	—	—
2006	—	—	—
2007	35,950	—	35,950
2008 and thereafter	—	86,250	86,250

	35,950	86,250	122,200
Less amount representing unamortized discount	(3,132)	—	(3,132)

	$32,818	$86,250	$119,068

9. Stockholders’ Equity

On January 1, 2004, pursuant to the provisions of the Company’s stock plans, the number of common shares in reserve automatically increased by 905,066 shares for the 2000 Equity Incentive Plan, 301,689 shares for the Employee Stock Purchase Plan and 50,000 shares for the 2000 Director Stock Option Plan.

During the quarter ended March 31, 2004, the Compensation Committee of the Board of Directors granted options to certain employees, including all officers of the Company, to purchase 1,262,000 shares of common stock at a weighted-average exercise price of $28.95 per share under the Company’s stock plans.

In June 2004, the Company’s stockholders approved the adoption of the 2004 Employee Stock Purchase Plan and International Employee Stock Purchase Plan (collectively, the “Purchase Plans”) as successor plans to the 2000 Employee Stock Purchase Plan. A total of 500,000 shares have been reserved for issuance under the Purchase Plans. The number of shares of common stock available for issuance under the Purchase Plans will automatically increase on the first trading day of each calendar year beginning January 1, 2005 by an amount equal to the lesser of 2% of the shares of common stock outstanding on January 1 of each year or 500,000 shares. The Purchase Plans permit purchases of common stock via payroll deductions; however, the International Employee Stock Purchase Plan may allow participants to accumulate amounts for the purchase of shares through other means in addition to payroll deductions to the extent deemed necessary or desirable to comply with laws and regulations of the applicable country of residence. The maximum contribution is 15% of the employee’s annual cash compensation. Purchases of the common stock will occur on February 15 and August 15 of each year, commencing February 15, 2005. The price of each share purchased will be 85% of the lower of:

•	The fair market value per share of common stock on the date immediately before the first day of the applicable offering period (which lasts 24 months); or

•	The fair market value per share of common stock on the purchase date.

The value of the shares purchased in any calendar year may not exceed $25,000 for the 2004 Employee Stock Purchase Plan. In addition, no purchase right shall be granted under the 2004 Employee Stock Purchase Plan to any person who immediately thereafter would own, directly or indirectly, stock or hold outstanding options or rights to purchase stock possessing 5% or more of the combined voting power or value of all classes of stock of the Company.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Commitments and Contingencies

Leases and Lease Amendments

The Company recently announced it has entered into a long-term lease of a 95,000 square foot data center in the Washington, D.C. metro area. The center is adjacent to the Company’s existing Washington D.C. metro area IBX, and this new addition expands the global Equinix footprint to over 1.3 million square feet. This new lease will add an additional cumulative $65.0 million in monthly lease payments through 2019, commencing February 2005. The Company will take possession of this property either in late 2004 or early 2005. The Company currently intends to begin placing customers in this center in early 2005. The Company is also currently evaluating the accounting treatment for this lease, which includes the leasing of all of the IBX plant and machinery equipment located within the building as of the date of this lease, and will have this evaluation completed by the time the Company takes possession of this property.

In May 2004, a wholly-owned subsidiary of the Company amended its lease for its Hong Kong IBX hub (the “Amendment to the Hong Kong IBX Lease”). Pursuant to the terms of the Amendment to the Hong Kong IBX Lease, the Company amended the term of the lease and the monthly rent payments due under the lease. In addition, the Company issued a guarantee to the landlord that the Company’s wholly-owned Hong Kong subsidiary will comply with all terms of the amended lease for the remainder of the lease term. The remaining monthly lease payments covered under this guarantee total $7.4 million as of June 30, 2004. In exchange for entering into the Amendment to the Hong Kong IBX Lease, the Company issued warrants to the landlord to purchase 100,000 shares of the Company’s common stock at an exercise price of $15.00 per share, which are immediately exercisable (the “Hong Kong Warrants”). The Hong Kong Warrants were valued at $2,477,000 using the Black-Scholes option-pricing model, which will be amortized to rent expense over the remaining term of the lease. The following assumptions were used in determining the fair value of the Hong Kong Warrants: fair market value per share of $28.13, dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 2.80% and a contractual life of seven years. The value of this warrant is included in other assets on the accompanying balance sheet as of June 30, 2004. For the three months ended June 30, 2004, the Company recorded $65,000 of non-cash rent expense associated with the Hong Kong Warrants.

In June 2004, a wholly-owned subsidiary of the Company amended its lease for its Tokyo IBX hub (the “Amendment to the Tokyo IBX Lease”). Pursuant to the terms of the Amendment to the Tokyo IBX Lease, which is governed by Japanese law, the Company amended the monthly rent payments due under the lease for the remainder of the lease term commencing April 2004, resulting in a monthly reduction of 3.5 million Japanese yen.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Comprehensive Loss

The components of comprehensive loss are as follows (in thousands) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss	$(9,205)	$(21,203)	$(39,347)	$(46,756)
Unrealized loss on available for sale securities	(109)	—	(123)	—
Foreign currency translation gain (loss)	(498)	218	(230)	(428)

Comprehensive loss	$(9,812)	$(20,985)	$(39,700)	$(47,184)

There were no significant tax effects on comprehensive loss for the three and six months ended June 30, 2004 and 2003.

12. Segment Information

The Company and its subsidiaries are principally engaged in the design, build-out and operation of network neutral IBX hubs. All revenues result from the operation of these IBX hubs. The Company’s chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements.

The Company’s geographic statement of operations disclosures are as follows (in thousands) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Total revenues:
United States	$34,093	$24,481	$66,114	$45,761
Asia-Pacific	5,330	3,953	10,129	8,108

	$39,423	$28,434	$76,243	$53,869

Cost of revenues:
United States	$29,361	$26,233	$58,799	$51,498
Asia-Pacific	4,789	5,401	9,136	10,755

	$34,150	$31,634	$67,935	$62,253

Income (loss) from operations:
United States	$(4,800)	$(11,623)	$(12,202)	$(28,227)
Asia-Pacific	(2,358)	(4,619)	(4,805)	(8,826)

	$(7,158)	$(16,242)	$(17,007)	$(37,053)

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s long-lived assets are located in the following geographic areas (in thousands) (unaudited)

	June 30, 2004	December 31, 2003
United States	$322,418	$343,419
Asia-Pacific	35,654	34,825

	$358,072	$378,244

The Company’s goodwill totaling $21,059,000 and $21,228,000 as of June 30, 2004 and December 31, 2003, respectively, is part of the Company’s Singapore reporting unit, which is reported within the Asia-Pacific segment.

Revenue information on a services basis is as follows (in thousands) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Colocation	$27,205	$18,337	$52,011	$35,854
Interconnection	7,383	4,707	14,320	8,609
Managed infrastructure	2,683	2,955	5,423	5,639

Recurring revenues	37,271	25,999	71,754	50,102
Non-recurring revenues	2,152	2,435	4,489	3,767

	$39,423	$28,434	$76,243	$53,869

Revenue from one customer accounted for 14% and 13%, respectively, of the Company’s revenues for the three and six months ended June 30, 2004. Revenue from this same customer accounted for 15% and 16%, respectively, of the Company’s revenues for the three and six months ended June 30, 2003. No other single customer accounted for more than 10% of the Company’s revenues for the three and six months ended June 30, 2004 and 2003. Accounts receivables from the customer mentioned above accounted for 11% of the Company’s gross accounts receivables as of June 30, 2004. No other single customer accounted for more than 10% of the Company’s gross accounts receivables as of June 30, 2004 and 2003.

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

In March 2004, the FASB approved EITF Issue 03-6 “Participating Securities and the Two-Class Method under FAS 128”. EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share”, and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion No. 25 and FASB No. 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The Company adopted the provisions of EITF Issue 03-6 during the second quarter of 2004. The adoption of EITF Issue 03-6 did not have a material effect on the Company’s basic and diluted net loss per share data at this time.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview

Equinix provides network neutral colocation, interconnection and managed services to enterprises, content companies and systems integrators and the world’s largest networks. Through our 14 IBX hubs in the U.S. and Asia-Pacific, customers can directly interconnect with each other for critical traffic exchange requirements. As of June 30, 2004, we had IBX hubs totaling an aggregate of more than 1.3 million gross square feet in the Washington, D.C., New York, Dallas, Chicago, Los Angeles, Honolulu and Silicon Valley areas in the United States and Hong Kong, Singapore, Sydney and Tokyo in the Asia-Pacific region.

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

This critical mass of customers and the resulting network effect, combined with our improved financial position gained through the completion of a series of financing transactions has resulted in an acceleration of new customer growth and related revenue bookings. Both our existing and new customers continue to gain confidence in our financial stability, which helps make their decision to move their core infrastructure into our IBX hubs easier. While we had generated negative operating cashflow in each annual period since inception, commencing the quarter ended September 30, 2003 we started to generate positive operating cash flow. During this quarter, our revenues grew to a level sufficient to meet our operating cash requirements related to our predominantly fixed cost structure. We considered this quarter to be the inflection point in our business model whereby our revenues were sufficient on an ongoing basis to meet all our operating costs and working capital requirements. Given a large component of our cost of revenues are fixed in nature, we anticipate any growth in revenues from our existing IBX hubs will have a significant incremental flow-through to gross profit. As a result of reaching this point in our operating history, we expect to generate cash from our operations during 2004 and expect these operating cash flows to be sufficient to meet our cash requirements to fund our capital expenditures.

Historically, our market has been served by large telecommunications carriers who have bundled their telecommunication products and services with their colocation offerings. During 2003, a number of these telecommunication carriers reduced their colocation footprint as they exited under-performing markets. In addition, one major telecommunications company, Sprint, announced their plans to exit the colocation and hosting market altogether to focus on their core service offerings, while another telecommunications company, Cable & Wireless Plc, sold their U.S. assets to another telecommunications company, Savvis Communications Corp, in a bankruptcy auction. Each of these colocation providers owns and operates a network. We do not operate a network, yet have greater than 190 networks operating out of our IBX hubs. As a result, we are able to offer our customers a substantial choice of networks given our network neutrality allowing our customers to choose from numerous network service providers thereby eliminating a single point of failure. We believe this is a distinct advantage we have over our telecommunications company competitors, especially when the telecommunications industry is experiencing many business challenges and changes as evidenced by the numerous bankruptcies and consolidations within this industry during the past several years. Furthermore, for those customers who do require a fully managed solution that these telecommunications companies typically provide, certain of our other customers, such as IBM and EDS, can provide such a solution within our network rich IBX hubs.

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

Recent Developments

During February 2004, we sold $86.3 million in aggregate principal of 2.5% convertible subordinated debentures due 2024 to qualified institutional buyers. We refer to this transaction as the “convertible debenture offering”. We used the net proceeds from the convertible debenture offering to repay all amounts outstanding under our credit facility and two of our other debt facilities. In addition, we used the proceeds received to redeem our 13% senior notes, which had a total of $30.5 million of principal outstanding. The effective date of the redemption was March 12, 2004. The redemption price for the senior notes was equal to 106.5% of their principal amount plus accrued and unpaid interest to the redemption date. Lastly, all remaining proceeds from the convertible debenture offering will be used for general corporate purposes.

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

We recently announced that we have entered into a long-term lease of a 95,000 square foot data center in the Washington, D.C. metro area. The center is adjacent to the Company’s existing Washington D.C. metro area IBX, and this new addition expands the global Equinix footprint to over 1.3 million square feet. This new lease will add an additional cumulative $65.0 million in monthly lease payments through 2019, commencing February 2005. We will take possession of this property either in late 2004 or early 2005. We currently intend to begin placing customers in this center in early 2005. We are also currently evaluating the accounting treatment for this lease, which includes the leasing of all of the IBX plant and machinery equipment located within the building as of the date of this lease, and will have this evaluation completed by the time we take possession of this property.

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

Results of Operations

Three Months Ended June 30, 2004 and 2003

Revenues. Our revenues for the three months ended June 30, 2004 and 2003 were split between the following revenue classifications (dollars in thousands):

	Three months ended June 30,
	2004	%	2003	%
Recurring revenues	$37,271	95%	$25,999	91%

Non-recurring revenues:
Installation and professional services	2,091	5%	1,307	5%
Other	61	0%	1,128	4%

	2,152	5%	2,435	9%

Total revenues	$39,423	100%	$28,434	100%

Our revenues for the three months ended June 30, 2004 and 2003 were geographically comprised of the following (dollars in thousands):

	Three months ended June 30,
	2004	%	2003	%
U.S. revenues	$34,093	86%	$24,481	86%
Asia-Pacific revenues	5,330	14%	3,953	14%

Total revenues	$39,423	100%	$28,434	100%

We recognized revenues of $39.4 million for the three months ended June 30, 2004 as compared to revenues of $28.4 million for the three months ended June 30, 2003, a 39% increase. We segment our business geographically between the U.S. and Asia-Pacific as further discussed below.

Our business is based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure services. We consider these services recurring as once a customer has been installed in one of our IBX hubs they are billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues are a significant component of our total revenues comprising 95% of our total revenues for the three months ended June 30, 2004 as compared to 91% in the prior period. Historically, greater than half of our customers order new services each quarter and approximately half of our new orders each quarter are from our already installed customer base.

Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services that we perform. These services are considered to be non-recurring as they are billed typically once and only upon completion of the installation or professional services work performed. The non-recurring revenues are typically billed on the first invoice distributed to the customer. Installation and professional services revenues increased 60% period over period, primarily due to strong existing and new customer growth during the year. As a percent of total revenues, we expect non-recurring revenues to represent approximately 5% of total revenues in each period. Other non-recurring revenues are comprised primarily of customer settlements, which represent fees paid to us by customers who wish to terminate their contracts with us prior to their expiration.

In addition to reviewing recurring versus non-recurring revenues, we look at two other primary metrics when we analyze our revenues: 1) customer count and 2) weighted-average percentage utilization. Our customer count increased to 832 as of June 30, 2004 versus 648 as of June 30, 2003, an increase of 28%. Our weighted-average utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Our weighted-average utilization rate grew to 41% as of June 30, 2004 from 30% as of June 30, 2003. Although we have substantial capacity for growth, our utilization rates vary from market to market among our 14 worldwide IBX hubs. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. Therefore, consistent with our acquisition of Sprint’s Santa Clara property in December 2003 and our expansion into the Washington, D.C. metro area market in April 2004, we will continue to review our available space in our other operating markets.

U.S. Revenues. We recognized U.S. revenues of $34.1 million for the three months ended June 30, 2004 as compared to $24.5 million for the three months ended June 30, 2003. U.S. revenues consisted of recurring revenues of $32.3 million and $22.3 million, respectively, for the three months ended June 30, 2004 and 2003, a 45% increase. U.S. recurring revenues consist primarily of colocation and interconnection services plus a nominal amount of managed infrastructure services. U.S. recurring revenues for the three months ended June 30, 2004 included revenue generated from the recently acquired Santa Clara IBX hub. Excluding revenue from this acquired U.S. IBX hub, the period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customer growth acquired during the period as reflected in the growth in our customer count and weighted-average utilization rate as discussed above. We expect our U.S. recurring revenues to continue to grow and remain our most significant source of revenue for the foreseeable future.

In addition, U.S. revenues consisted of non-recurring revenues of $1.8 million and $2.2 million, respectively, for the three months ended June 30, 2004 and 2003. Non-recurring revenues are primarily related to the recognized portion of deferred installation, professional services and settlement fees associated with certain contract terminations. Included in U.S. non-recurring revenues are settlement fees of $61,000 and $1.1 million, respectively, for the three months ended June 30, 2004 and 2003. The $1.1 million in settlement fees for the three months ended June 30, 2003 represented bankruptcy court-mandated payments from both Worldcom and Excite@Home. Excluding any settlement fees that we may recognize in the future, we expect our U.S. non-recurring revenues to remain relatively flat or grow only moderately in the foreseeable future.

Asia-Pacific Revenues. We recognized Asia-Pacific revenues of $5.3 million for the three months ended June 30, 2004 as compared to $4.0 million for the three months ended June 30, 2003. Asia-Pacific revenues consisted of recurring revenues of $5.0 million and $3.7 million, respectively, for the three months ended June 30, 2004 and 2003, consisting primarily of colocation and managed infrastructure services. In addition, Asia-Pacific revenues consisted of non-recurring revenues of $342,000 and $213,000, respectively, for the three months ended June 30, 2004 and 2003. Asia-Pacific non-recurring revenues included $30,000 of contract settlement revenue for the three months ended June 30, 2003. Asia-Pacific revenues are generated from Singapore, Tokyo, Hong Kong and Sydney with Singapore representing approximately 53% and 72%, respectively, of the regional revenues for the three months ended June 30, 2004 and 2003. Our Asia-Pacific colocation revenues are similar to the revenues that we generate from our U.S. IBX hubs; however, our Singapore IBX hub has additional managed infrastructure service revenue, such as mail service and managed platform solutions, which we do not currently offer in any other IBX hub location. The growth in our Asia-Pacific revenues is primarily the result of an increase in the customer base in this region during the past year, particularly in Tokyo and Sydney; however, this growth is partially offset by a decrease in low-margin bandwidth revenue in Singapore that is now largely behind us as of June 30, 2004. We expect our Asia-Pacific revenues to grow over the foreseeable future.

Cost of Revenues. Cost of revenues were $34.2 million for the three months ended June 30, 2004 as compared to $31.6 million for the three months ended June 30, 2003, an 8% increase. The largest cost components of our cost of revenues are depreciation, rental payments related to our leased IBX hubs, utility costs including electricity and bandwidth, IBX employees’ salaries and benefits, supplies and equipment and security services. A substantial majority of our cost of revenues are fixed in nature and do not vary significantly from period to period. However, there are certain costs, which are considered variable in nature, including utilities and supplies, that are directly related to growth of services in our existing and new customer base. Given a large component of our cost of revenues are fixed in nature, we anticipate any growth in revenues will have a significant incremental flow-through to gross profit.

U.S. Cost of Revenues. U.S. cost of revenues were $29.4 million for the three months ended June 30, 2004 as compared to $26.2 million for the three months ended June 30, 2003. U.S. cost of revenues included $12.5 million of depreciation expense, stock-based compensation expense and accretion expense associated with our asset retirement obligation relating to our various and amortization expense associated with an intangible asset related to our Santa Clara IBX hub for the three months ended June 30, 2004. U.S. cost of revenues included $12.9 million of depreciation expense, stock-based compensation expense and accretion expense associated with our asset retirement obligation relating to our various leaseholds for the three months ended June 30, 2003. Included in the U.S. cost of revenues for the three months ended June 30, 2004, were the operating costs associated with the Santa Clara IBX hub acquired on December 1, 2003. Excluding depreciation, stock-based compensation, accretion expense, amortization expense and the costs of operating the Santa Clara U.S. IBX hub, U.S. cost of revenues increased period over period to $15.0 million for the three months ended June 30, 2004 from $13.3 million for the three months ended June 30, 2003, a 13% increase. This increase is primarily the result of increasing utility costs in line with increasing customer installations and revenues attributed to this customer growth, as well as higher compensation costs, including general salary increases for our IBX staff. We continue to anticipate that our cost of revenues will increase in the foreseeable future as the occupancy levels in our U.S. IBX hubs increase, however as a percent of revenues, we anticipate our cost of revenues will continue to decline.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues were $4.8 million for the three months ended June 30, 2004 as compared to $5.4 million for the three months ended June 30, 2003. Asia-Pacific cost of revenues included $982,000 of depreciation expense and non-cash rent expense associated with the value attributed to warrants issued to our landlord in connection with a lease amendment for our Hong Kong IBX hub for the three months ended June 30, 2004. Asia-Pacific cost of revenues included $1.2 million of depreciation expense for the three months ended June 30, 2003. Excluding depreciation and non-cash rent expense, Asia-Pacific cost of revenues decreased period over period to $3.8 million for the three months ended June 30, 2004 from $4.2 million for the three months ended June 30, 2003, a 9% decrease. This decrease is primarily the result of (i) a decrease in bandwidth costs in Singapore associated with a corresponding decrease in low-margin bandwidth revenue in this location and (ii) a decrease in operating costs in Singapore as a result of the asset sale of one of our two IBX hubs in Singapore that occurred during the fourth quarter of 2003, which left us with just one primary IBX hub in Singapore. Our Asia-Pacific costs of revenues are generated in Singapore, Tokyo, Hong Kong and Sydney. There are several managed IT infrastructure service revenue streams unique to our Singapore IBX hub, such as mail service and managed platform solutions, that are more labor intensive than our service offerings in the United States. As a result, our Singapore IBX hub has a greater number of employees than any of our other IBX hubs, and therefore, a greater labor cost relative to our other IBX hubs in the United States or other Asia-Pacific locations. We anticipate that our Asia-Pacific cost of revenues will experience moderate growth in the foreseeable future consistent with our anticipated growth in revenues over the course of the year.

Sales and Marketing. Sales and marketing expenses decreased to $4.4 million for the three months ended June 30, 2004 from $4.7 million for the three months ended June 30, 2003.

U.S. Sales and Marketing Expenses. U.S. sales and marketing expenses remained relatively flat at $3.2 million for the three months ended June 30, 2004 and 2003. Included in U.S. sales and marketing expenses were $30,000 of stock-based compensation expense and amortization expense associated with an intangible asset in connection with our Santa Clara IBX hub for the three months ended June 30, 2004. Included in U.S. sales and marketing expenses was $69,000 of stock-based compensation expense for the three months ended June 30, 2003. Excluding stock-based compensation and amortization expense, U.S. sales and marketing expenses remained relatively flat at $3.2 million and $3.1 million, respectively, for the three months ended June 30, 2004 and 2003. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. Going forward, we expect to see U.S. sales and marketing spending increase nominally in absolute dollars, but decrease as a percent of revenues.

Asia-Pacific Sales and Marketing Expenses. Asia-Pacific sales and marketing expenses decreased to $1.2 million for the three months ended June 30, 2004 as compared to $1.5 million for the three months ended June 30, 2003. Included in Asia-Pacific sales and marketing expenses were $460,000 and $519,000, respectively, of amortization expense associated with several intangible assets associated with our Singapore operations for the three months ended June 30, 2004 and 2003. Excluding amortization expense, Asia-Pacific sales and marketing expenses decreased to $778,000 during the three months ended June 30, 2004 down from $975,000 in the prior period, primarily as a result of some nominal headcount reductions in the Singapore region over the course of the last year and an overall reduction in discretionary spending in this area. Our Asia-Pacific sales and marketing expenses consist of the same type of costs that we incur in our U.S. operations, namely compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. Our Asia-Pacific sales and marketing expenses are generated in Singapore, Tokyo, Hong Kong and Sydney. We expect that our Asia-Pacific sales and marketing expenses will remain relatively flat in the foreseeable future; however, amortization expense in connection with the Singaporean intangible assets will be completed at the end of 2004.

General and Administrative. General and administrative expenses decreased to $8.0 million for the three months ended June 30, 2004 from $8.4 million for the three months ended June 30, 2003.

U.S. General and Administrative Expenses. U.S. general and administrative expenses decreased to $6.3 million for the three months ended June 30, 2004 as compared to $6.7 million for the three months ended June 30, 2003. Included in U.S. general and administrative expenses were $591,000 and $1.7 million, respectively, of depreciation expense and stock-based compensation expense for the three months ended June 30, 2004 and 2003. Excluding depreciation and stock-based compensation expense, U.S. general and administrative expenses increased to $5.8 million for the three months ended June 30, 2004, as compared to $5.0 million for the prior period, a 15% increase. This increase is primarily due to increased professional service fees and other legal-related costs and expenses, including costs related to our Sarbanes-Oxley compliance initiatives, as well as higher compensation costs as a result of some headcount growth and salary increases. These increased costs are partially offset by some cost savings associated with the shutdown of an office in Honolulu that was completed in June 2003. General and administrative expenses, excluding depreciation and stock-based compensation, consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses such as our corporate headquarter office lease. Going forward, we expect to see U.S. general and administrative spending increase nominally in absolute dollars, but decrease as a percent of revenues.

Asia-Pacific General and Administrative Expenses. Asia-Pacific general and administrative expenses remained flat at $1.7 million for the three months ended June 30, 2004 and 2003. Included in Asia-Pacific general and administrative expenses were $86,000 and $90,000, respectively, of depreciation expense for the three months ended June 30, 2004 and 2003. Our Asia-Pacific general and administrative expenses consist of the same type of costs that we incur in our U.S. operations, namely salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. Our Asia-Pacific general and administrative expenses are generated in Singapore, Tokyo, Hong Kong and Sydney. Our Asia-Pacific headquarter office is located in Singapore. Most of the corporate overhead support functions that we have in the U.S. also reside in our Singapore office in order to support our Asia-Pacific operations. In addition, we have separate office locations in Tokyo and Hong Kong. We expect that our Asia-Pacific general and administrative expenses will remain relatively flat or experience only moderate growth for the foreseeable future.

Interest Income. Interest income increased to $242,000 from $66,000 for the three months ended June 30, 2004 and 2003, respectively. Interest income increased due to higher average cash, cash equivalent and short-term investment balances held in interest-bearing accounts during these periods.

Interest Expense. Interest expense decreased to $2.3 million from $5.0 million for the three months ended June 30, 2004 and 2003, respectively. The decrease in interest expense was primarily attributable to the reduction in the principal balance outstanding on our credit facility during 2003 and 2004. These interest expense savings were partially offset by additional non-cash interest expense associated with the $10.0 million 10% convertible secured notes issued on June 5, 2003 as a result of the Crosslink financing. However, during the quarter ended March 31, 2004, with the proceeds from the convertible debenture offering, we fully paid off the remaining credit facility and two other debt facilities, as well as fully redeemed the remaining 13% senior notes that were outstanding. In addition, in March 2004, the $10.0 million 10% convertible secured notes issued in connection with the Crosslink financing were converted to 2.5 million shares of our common stock. As a result of these various repayments, redemption and conversion of our older debt facilities, which have been replaced with our $86.3 million 2.5% convertible subordinated debentures, our interest expense commencing with the second quarter of 2004 has been significantly reduced.

Income Taxes. A full valuation allowance is recorded against our deferred tax assets as management cannot conclude, based on available objective evidence, when it is more likely than not that the gross value of its deferred tax assets will be realized. However, for the three months ended June 30, 2004, we recorded $6,000 of income tax expense representing alternative minimum tax that we expect we will have to pay. We have previously not incurred any significant income tax expense prior to 2004 since inception.

Six Months Ended June 30, 2004 and 2003

Revenues. Our revenues for the six months ended June 30, 2004 and 2003 were split between the following revenue classifications (dollars in thousands):

	Six months ended June 30,
	2004	%	2003	%
Recurring revenues	$71,754	94%	$50,102	93%

Non-recurring revenues:
Installation and professional services	3,734	5%	2,557	5%
Other	755	1%	1,210	2%

	4,489	6%	3,767	7%

Total revenues	$76,243	100%	$53,869	100%

Our revenues for the six months ended June 30, 2004 and 2003 were geographically comprised of the following (dollars in thousands):

	Six months ended June 30,
	2004	%	2003	%
U.S. revenues	$66,114	87%	$45,761	85%
Asia-Pacific revenues	10,129	13%	8,108	15%

Total revenues	$76,243	100%	$53,869	100%

We recognized revenues of $76.2 million for the six months ended June 30, 2004 as compared to revenues of $53.9 million for the six months ended June 30, 2003, a 42% increase. We segment our business geographically between the U.S. and Asia-Pacific as further discussed below.

Our business is based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure services. We consider these services recurring as once a customer has been installed in one of our IBX hubs they are billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues are a significant component of our total revenues comprising 94% of our total revenues for the six months ended June 30, 2004 as compared to 93% in the prior period. Historically, greater than half of our customers order new services each quarter and approximately half of our new orders each quarter are from our already installed customer base.

Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services that we perform. These services are considered to be non-recurring as they are billed typically once and only upon completion of the installation or professional services work performed. The non-recurring revenues are typically billed on the first invoice distributed to the customer. Installation and professional services revenues increased 46% period over period, primarily due to strong existing and new customer growth during the year. As a percent of total revenues, we expect non-recurring revenues to represent approximately 5% of total revenues in each period. Other non-recurring revenues are comprised primarily of customer settlements, which represent fees paid to us by customers who wish to terminate their contracts with us prior to their expiration.

In addition to reviewing recurring versus non-recurring revenues, we look at two other primary metrics when we analyze our revenues: 1) customer count and 2) weighted-average percentage utilization. Our customer count increased to 832 as of June 30, 2004 versus 648 as of June 30, 2003, an increase of 28%. Our weighted-average utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Our weighted-average utilization rate grew by 11% to 41% as of June 30, 2004 from 30% as of June 30, 2003. Although we have substantial capacity for growth, our utilization rates vary from market to market among our 14 worldwide IBX hubs. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. Therefore, consistent with our acquisition of Sprint’s Santa Clara property in December 2003 and our expansion into the Washington, D.C. metro area market in April 2004, we will continue to review our available space in our other operating markets.

U.S. Revenues. We recognized U.S. revenues of $66.1 million for the six months ended June 30, 2004 as compared to $45.8 million for the six months ended June 30, 2003. U.S. revenues consisted of recurring revenues of $62.5 million and $42.5 million, respectively, for the six months ended June 30, 2004 and 2003, a 47% increase. U.S. recurring revenues consist primarily of colocation and interconnection services plus a nominal amount of managed infrastructure services. U.S. recurring revenues for the six months ended June 30, 2004 included revenue generated from the recently acquired Santa Clara IBX hub. Excluding revenue from this acquired U.S. IBX hub, the period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customer growth acquired during the period as reflected in the growth in our customer count and weighted-average utilization rate as discussed above. We expect our U.S. recurring revenues to continue to grow and remain our most significant source of revenue for the foreseeable future.

In addition, U.S. revenues consisted of non-recurring revenues of $3.6 million and $3.2 million, respectively, for the six months ended June 30, 2004 and 2003. Non-recurring revenues are primarily related to the recognized portion of deferred installation, professional services and settlement fees associated with certain contract terminations. Included in U.S. non-recurring revenues are settlement fees of $475,000 and $1.2 million, respectively, for the six months ended June 30, 2004 and 2003. The $475,000 in settlement fees for the six months ended June 30, 2004 primarily represented a bankruptcy court-mandated payment from Excite@Home. The $1.2 million in settlement fees for the six months ended June 30, 2003 primarily represented bankruptcy court-mandated payments from both Worldcom and Excite@Home. Excluding any settlement fees that we may recognize in the future, we expect our U.S. non-recurring revenues to remain relatively flat or grow only moderately in the foreseeable future.

Asia-Pacific Revenues. We recognized Asia-Pacific revenues of $10.1 million for the six months ended June 30, 2004 as compared to $8.1 million for the six months ended June 30, 2003. Asia-Pacific revenues consisted of recurring revenues of $9.2 million and $7.6 million, respectively, for the six months ended June 30, 2004 and 2003, consisting primarily of colocation and managed infrastructure services. In addition, Asia-Pacific revenues consisted of non-recurring revenues of $924,000 and $553,000, respectively, for the six months ended June 30, 2004 and 2003. Asia-Pacific non-recurring revenues included $280,000 and $30,000, respectively, of contract settlement revenue for the six months ended June 30, 2004 and 2003. Asia-Pacific revenues are generated from Singapore, Tokyo, Hong Kong and Sydney with Singapore representing approximately 54% and 75%, respectively, of the regional revenues for the six months ended June 30, 2004 and 2003. Our Asia-Pacific colocation revenues are similar to the revenues that we generate from our U.S. IBX hubs; however, our Singapore IBX hub has additional managed infrastructure service revenue, such as mail service and managed platform solutions, which we do not currently offer in any other IBX hub location. The growth in our Asia-Pacific revenues is primarily the result of an increase in the customer base in this region during the past year, particularly in Tokyo and Sydney; however, this growth is partially offset by a decrease in low-margin bandwidth revenue in Singapore that is now largely behind us as of June 30, 2004. We expect our Asia-Pacific revenues to grow over the foreseeable future.

Cost of Revenues. Cost of revenues were $67.9 million for the six months ended June 30, 2004 as compared to $62.3 million for the six months ended June 30, 2003, a 9% increase. The largest cost components of our cost of revenues are depreciation, rental payments related to our leased IBX hubs, utility costs including electricity and bandwidth, IBX employees’ salaries and benefits, supplies and equipment and security services. A substantial majority of our cost of revenues are fixed in nature and do not vary significantly from period to period. However, there are certain costs, which are considered variable in nature, including utilities and supplies, that are directly related to growth of services in our existing and new customer base. Given a large component of our cost of revenues are fixed in nature, we anticipate any growth in revenues will have a significant incremental flow-through to gross profit.

U.S. Cost of Revenues. U.S. cost of revenues were $58.8 million for the six months ended June 30, 2004 as compared to $51.5 million for the six months ended June 30, 2003. U.S. cost of revenues included $25.2 million of depreciation expense, stock-based compensation expense, accretion expense associated with our asset retirement obligation relating to our various leaseholds and amortization expense associated with an intangible asset related to our Santa Clara IBX hub for the six months ended June 30, 2004. U.S. cost of revenues included $25.3 million of depreciation expense, stock-based compensation expense and accretion expense associated with our asset retirement obligation relating to our various leaseholds for the six months ended June 30, 2003. Included in the U.S. cost of revenues for the six months ended June 30, 2004, were the operating costs associated with the Santa Clara IBX hub acquired on December 1, 2003. Excluding depreciation, stock-based compensation, accretion expense, amortization expense and the costs of operating the Santa Clara U.S. IBX hub, U.S. cost of revenues increased period over period to $29.9 million for the six months ended June 30, 2004 from $26.2 million for the six months ended June 30, 2003, a 14% increase. This increase is primarily the result of increasing utility costs in line with increasing customer installations and revenues attributed to this customer growth, as well as higher compensation costs, including general salary increases for our IBX staff. We continue to anticipate that our cost of revenues will increase in the foreseeable future as the occupancy levels in our U.S. IBX hubs increase, however as a percent of revenues, we anticipate our cost of revenues will continue to decline.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues were $9.1 million for the six months ended June 30, 2004 as compared to $10.8 million for the six months ended June 30, 2003. Asia-Pacific cost of revenues included $1.8 million of depreciation expense and non-cash rent expense associated with the value attributed to warrants issued to our landlord in connection with a lease amendment for our Hong Kong IBX hub for the six months ended June 30, 2004. Asia-Pacific cost of revenues included $2.5 million of depreciation expense for the six months ended June 30, 2003. Excluding depreciation and non-cash rent expense, Asia-Pacific cost of revenues decreased period over period to $7.3 million for the six months ended June 30, 2004 from $8.3 million for the six months ended June 30, 2003, a 12% decrease. This decrease is primarily the result of (i) a decrease in bandwidth costs in Singapore associated with a corresponding decrease in low-margin bandwidth revenue in this location and (ii) a decrease in operating costs in Singapore as a result of the asset sale of one of our two IBX hubs in Singapore that occurred during the fourth quarter of 2003, which left us with just one primary IBX hub in Singapore. Our Asia-Pacific costs of revenues are generated in Singapore, Tokyo, Hong Kong and Sydney. There are several managed IT infrastructure service revenue streams unique to our Singapore IBX hub, such as mail service and managed platform solutions, that are more labor intensive than our service offerings in the United States. As a result, our Singapore IBX hub has a greater number of employees than any of our other IBX hubs, and therefore, a greater labor cost relative to our other IBX hubs in the United States or other Asia-Pacific locations. We anticipate that our Asia-Pacific cost of revenues will experience moderate growth in the foreseeable future consistent with our anticipated growth in revenues over the course of the year.

Sales and Marketing. Sales and marketing expenses decreased to $9.1 million for the six months ended June 30, 2004 from $9.4 million for the six months ended June 30, 2003.

U.S. Sales and Marketing Expenses. U.S. sales and marketing expenses remained relatively flat at $6.6 million and $6.5 million, respectively, for the six months ended June 30, 2004 and 2003. Included in U.S. sales and marketing expenses were $75,000 of stock-based compensation expense and amortization expense associated with an intangible asset in connection with our Santa Clara IBX hub for the six months ended June 30, 2004. Included in U.S. sales and marketing expenses was $182,000 of stock-based compensation expense for the six months ended June 30, 2003. Excluding stock-based compensation and amortization expense, U.S. sales and marketing expenses increased slightly to $6.5 million from $6.3 million, respectively, for the six months ended June 30, 2004 and 2003. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. Going forward, we expect to see U.S. sales and marketing spending increase nominally in absolute dollars, but decrease as a percent of revenues.

Asia-Pacific Sales and Marketing Expenses. Asia-Pacific sales and marketing expenses decreased to $2.5 million for the six months ended June 30, 2004 as compared to $2.9 million for the six months ended June 30, 2003. Included in Asia-Pacific sales and marketing expenses were $919,000 and $1.1 million, respectively, of amortization expense associated with several intangible assets associated with our Singapore operations for the six months ended June 30, 2004 and 2003. Excluding amortization expense, Asia-Pacific sales and marketing expenses decreased to $1.6 million during the six months ended June 30, 2004 down from $1.8 million in the prior period, primarily as a result of some nominal headcount reductions in the Singapore region over the course of the last year and an overall reduction in discretionary spending in this area. Our Asia-Pacific sales and marketing expenses consist of the same type of costs that we incur in our U.S. operations, namely compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. Our Asia-Pacific sales and marketing expenses are generated in Singapore, Tokyo, Hong Kong and Sydney. We expect that our Asia-Pacific sales and marketing expenses will remain relatively flat in the foreseeable future; however, amortization expense in connection with the Singaporean intangible assets will be completed at the end of 2004.

General and Administrative. General and administrative expenses decreased to $16.3 million for the six months ended June 30, 2004 from $19.3 million for the six months ended June 30, 2003.

U.S. General and Administrative Expenses. U.S. general and administrative expenses decreased to $13.0 million for the six months ended June 30, 2004 as compared to $16.0 million for the six months ended June 30, 2003. Included in U.S. general and administrative expenses were $1.9 million and $5.0 million, respectively, of depreciation expense and stock-based compensation expense for the six months ended June 30, 2004 and 2003. Excluding depreciation and stock-based compensation expense, U.S. general and administrative expenses remained relatively flat at $11.0 million for the six months ended June 30, 2004 and 2003. However, for the six months ended June 30, 2004, the Company has incurred higher professional service fees and other legal-related costs and expenses, including costs attributed to our Sarbanes-Oxley compliance initiatives, as well as higher compensation costs as a result of some headcount growth and salary increases, not incurred in the prior year. These increased costs, however, are offset by some cost savings associated with the shutdown of an office in Honolulu that was completed in June 2003, as well as our move to a new headquarter office from Mountain View to Foster City in March 2003. General and administrative expenses, excluding depreciation and stock-based compensation, consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses such as our corporate headquarter office lease. Going forward we expect to see U.S. general and administrative spending increase nominally in absolute dollars, but decrease as a percent of revenues.

Asia-Pacific General and Administrative Expenses. Asia-Pacific general and administrative expenses remained flat at $3.3 million for the six months ended June 30, 2004 and 2003. Included in Asia-Pacific general and administrative expenses were $203,000 and $246,000, respectively, of depreciation expense for the six months ended June 30, 2004 and 2003. Our Asia-Pacific general and administrative expenses consist of the same type of costs that we incur in our U.S. operations, namely salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. Our Asia-Pacific general and administrative expenses are generated in

Singapore, Tokyo, Hong Kong and Sydney. Our Asia-Pacific headquarter office is located in Singapore. Most of the corporate overhead support functions that we have in the U.S. also reside in our Singapore office in order to support our Asia-Pacific operations. In addition, we have separate office locations in Tokyo and Hong Kong. We expect that our Asia-Pacific general and administrative expenses will remain relatively flat or experience only moderate growth for the foreseeable future.

Interest Income. Interest income increased to $484,000 from $136,000 for the six months ended June 30, 2004 and 2003, respectively. Interest income increased due to higher average cash, cash equivalent and short-term investment balances held in interest-bearing accounts during these periods.

Interest Expense. Interest expense decreased to $6.4 million from $9.8 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in interest expense was primarily attributable to the reduction in the principal balance outstanding on our credit facility during 2003 and 2004. These interest expense savings were partially offset by additional non-cash interest expense associated with the $10.0 million 10% convertible secured notes issued on June 5, 2003 as a result of the Crosslink financing. However, during the quarter ended March 31, 2004, with the proceeds from the convertible debenture offering, we fully paid off the remaining credit facility and two other debt facilities, as well as fully redeemed the remaining 13% senior notes that were outstanding. In addition, in March 2004, the $10.0 million 10% convertible secured notes issued in connection with the Crosslink financing were converted to 2.5 million shares of our common stock. As a result of these various repayments, redemption and conversion of our older debt facilities, which have been replaced with our $86.3 million 2.5% convertible subordinated debentures, our interest expense commencing with the second quarter of 2004 has been significantly reduced.

Loss on Debt Extinguishment and Conversion. In February 2004, with the proceeds from the convertible debenture offering, we fully paid off the remaining credit facility and two other debt facilities, as well as fully redeemed the remaining 13% senior notes that were outstanding at a premium of 106.5% through March 2004. In addition, in March 2004, the 10% $10.0 million convertible secured notes issued in connection with the Crosslink financing were converted to 2.5 million shares of our common stock. As a result of these various repayments, redemption and conversion of our older debt facilities, we recorded a loss on debt extinguishment and conversion of $16.2 million, comprised primarily of the write-off of the various debt issuance costs and discounts associated with these various debt facilities totaling $13.7 million, as well as the premium paid to the holders of our 13% senior notes required to redeem these early and other cash transaction costs totaling $2.5 million. There was no such debt extinguishment or conversion activity during the six months ended June 30, 2003.

Income Taxes. A full valuation allowance is recorded against our deferred tax assets as management cannot conclude, based on available objective evidence, when it is more likely than not that the gross value of its deferred tax assets will be realized. However, for the six months ended June 30, 2004, we recorded $200,000 of income tax expense representing alternative minimum tax that we expect we will have to pay. We have previously not incurred any significant income tax expense prior to 2004 since inception.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital requirements primarily through the issuance of various debt and equity instruments, for aggregate gross proceeds of $1.1 billion. As of June 30, 2004, our total indebtedness was comprised solely of convertible debt totaling $122.2 million as outlined below.

During February 2004, we sold $86.3 million in aggregate principal of 2.5% convertible subordinated debentures due 2024 to qualified institutional buyers. We used the net proceeds from this offering to repay all amounts outstanding under our non-convertible debt as outlined below. All remaining proceeds will be used for general corporate purposes. We refer to this transaction as the “convertible debenture offering”. During March 2004, holders of our 10% $10.0 million convertible secured notes issued in connection with the Crosslink financing, converted the $10.0 million of principal into 2.5 million shares of our common stock. We refer to this transaction as the “Crosslink conversion”. We recorded a significant loss on debt extinguishment and conversion totaling $16.2 million during the quarter ended March 31, 2004, primarily related to the non-cash write-off of debt issuance costs and discounts in connection with the various debt repayments, redemptions and conversions of the underlying debt facilities extinguished or converted, as well as the cash premium that we paid on our 13% senior notes.

As of June 30, 2004, our principal source of liquidity was our $92.4 million of cash, cash equivalents and short-term investments. We believe that this cash, coupled with our anticipated cash flows generated from operations, will be sufficient to meet our capital expenditure, working capital, debt service and corporate overhead requirements to meet the Company’s currently identified business objectives.

While we had generated negative operating cashflow in each annual period since inception, commencing the quarter ended September 30, 2003 we started to generate positive operating cash flow. During that quarter, our revenues grew to a level sufficient to meet our operating cash requirements related to our predominantly fixed cost structure. We considered that quarter to be the inflection point in our business model whereby our revenues were sufficient on an ongoing basis to meet all our operating costs and working capital requirements. As a result of reaching this point in our operating history, we expect to generate cash from our operations during 2004 and expect these operating cash flows to be sufficient to meet our cash requirements to fund our capital expenditures. Given our limited operating history, we may not achieve our desired levels of profitability. See “Other Factors Affecting Operating Results.”

Uses of Cash

Net cash provided by our operating activities was $15.4 million for the six months ended June 30, 2004. Net cash used in our operating activities was $22.2 million for the six months ended June 30, 2003. As described above, we have now reached and are moving beyond the inflection point in our business model whereby our revenues are now sufficient to cover our operating expenses and we are now generating cash from our operations. In prior periods, we used cash primarily to fund our net loss, including cash interest payments on our senior notes and credit facility, although the majority of the operating cash flows used during the six months ended June 30, 2003 related to the liquidation of accrued obligations at December 31, 2002 attributed to accrued merger and financing transactions and restructuring activities. In addition, we continue to experience strong collections of our accounts receivables, which is reflected in our days sales outstanding (DSO). Our DSO for the period ended June 30, 2004 was less than 30 days, while in the prior period, it was approximately 33 days. In the future, we expect our DSO to remain at the 30 to 35 day level. As described above, we expect that we will continue to generate cash from our operating activities throughout 2004 and beyond.

Net cash used in investing activities was $39.1 million for the six months ended June 30, 2004. Net cash provided by investing activities was $760,000 for the six months ended June 30, 2003. Net cash used in investing activities during the six months ended June 30, 2004 was primarily for the net purchase of short-term investments, as well as to fund capital expenditures to bring our recently acquired IBX hub in Santa Clara to Equinix standards and to support our growing customer base. Net cash provided by investing activities during the six months ended June 30, 2003 was primarily the result of the release of restricted cash to fund a cash interest payment on our senior notes in January 2003, offset by a nominal amount of capital expenditures. For 2004, we anticipate that our cash used in investing activities, excluding the purchase and sale of short-term investments, will be attributed to the funding of our capital expenditures.

Net cash generated by financing activities was $14.8 million and $4.5 million for the six months ended June 30, 2004 and 2003, respectively. Net cash generated by financing activities for the six months ended June 30, 2004, was primarily the result of the $86.25 million in gross proceeds from our convertible debenture offering, offset by $70.8 million in payments on our credit facility, senior notes and other debt facilities and capital lease obligations, as well as debt extinguishment costs associated with paying down these facilities. Net cash provided by financing activities during the six months ended June 30, 2003 was primarily the result of the $10.0 million in proceeds from the Crosslink financing, partially offset by payments of our various debt facilities and capital lease obligations.

Debt Obligations – Non-Convertible Debt

As of June 30, 2004, we no longer had any indebtedness from non-convertible debt. Prior to this, our non-convertible debt was comprised of our senior notes, credit facility, and other debt facilities and capital lease obligations as follows:

Senior Notes. In December 1999, we issued $200.0 million aggregate principal amount of 13% senior notes due 2007. During 2002, we retired $169.5 million of the senior notes in exchange for approximately 2.4 million shares of common stock and approximately $21.3 million of cash. As of December 31, 2003, a total of $30.5 million of senior note principal remained outstanding, which was presented, net of unamortized discount, on our balance sheet at $29.2 million. In March 2004, with the net proceeds from our convertible debenture offering, we exercised our right to redeem all of our senior notes. The redemption price for the senior notes was equal to 106.5% of their principal amount, plus accrued and unpaid interest, to the redemption date. As a result, we recognized a loss on debt extinguishment on this transaction of $3.8 million, comprised of the 6.5% premium that we paid to redeem the senior notes, the write-off of debt issuance costs and debt discount and other transaction fees.

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

Debt Obligations – Convertible Debt

Convertible Secured Notes. In December 2002, in conjunction with the combination, STT Communications made a $30.0 million strategic investment in the company in the form of a 14% convertible secured note due November 2007. The interest on the convertible secured note is payable in kind in the form of additional convertible secured notes, which we refer to as “PIK notes”. During 2003 and through June 30, 2004, we have issued $5.9 million in PIK notes. The convertible secured note and PIK notes issued to STT Communications are convertible into our preferred and common stock at a price of $9.18 per underlying share, which represents 3.9 million shares as of June 30, 2004, and are convertible anytime at the option of STT Communications. After December 31, 2004 and through December 31, 2005, we may convert 95% of the STT Communications’ convertible secured notes and after December 31, 2005, we may convert 100% of these convertible secured notes upon certain conditions, including if the closing price of our common stock exceeds $32.12 per share for thirty consecutive trading days.

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

As of June 30, 2004, a total of $35.9 million of convertible secured notes were outstanding, which is presented, net of unamortized discount, on our balance sheet at $32.8 million. All interest expense associated with our convertible secured notes, including the amortization of the unamortized discount of $3.1 million, represents non-cash interest expense in our statements of operation and cash flow as no cash is expended for this interest.

Convertible Subordinated Debentures. During February 2004, we sold $86.3 million in aggregate principal of 2.5% convertible subordinated debentures due 2024 to qualified institutional buyers. We used the net proceeds from this offering to repay all amounts outstanding under our credit facility and two of our other debt facilities, as well as fully redeemed our remaining 13% senior notes. All remaining proceeds will be used for general corporate purposes The interest on the convertible subordinated debentures is payable semi-annually every February and August commencing August 2004. Unlike our convertible secured notes, the interest on our convertible subordinated debentures will be payable in cash. Our convertible subordinated debentures will be convertible into 2.2 million shares of our common stock.

Holders of the convertible subordinated debentures may require us to purchase all or a portion of their debentures on February 15, 2009, February 15, 2014 and February 15, 2019, in each case at a price equal to 100% of the principal amount of the debentures plus any accrued and unpaid interest. In addition, holders of the convertible subordinated debentures may convert their debentures into shares of our common stock upon certain defined circumstances, including during any calendar quarter after the quarter ending June 30, 2004 if the closing price of our common stock is greater than or equal to 120% of $39.50 per share of our common stock, or approximately $47.40 per share, for twenty consecutive trading days during the period of thirty consecutive trading days ending on the last day of the previous calendar quarter. We may redeem all or a portion of the debentures at any time after February 15, 2009 at a redemption price equal to 100% of the principal amount of the debentures plus any accrued and unpaid interest.

Debt Maturities and Operating Lease Commitments

We lease our IBX hubs and certain equipment under non-cancelable operating lease agreements expiring through 2020. The following represents the minimum future operating lease payments for these commitments, as well as the combined aggregate maturities for all of our debt as of June 30, 2004 (in thousands):

	Convertible secured notes	Convertible subordinated debentures	Operating leases	Total
2004	$—	$—	$14,387	$14,387
2005	—	—	32,534	32,534
2006	—	—	34,861	34,861
2007	35,950	—	35,383	71,333
2008	—	—	34,979	34,979
2009 and thereafter	—	86,250	251,733	337,983

	$35,950	$86,250	$403,877	$526,077

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

We recently announced that we have entered into a long-term lease of a 95,000 square foot data center in the Washington, D.C. metro area. The center is adjacent to the Company’s existing Washington D.C. metro area IBX, and this new addition expands the global Equinix footprint to over 1.3 million square feet. This new lease will add an additional cumulative $65.0 million in monthly lease payments through 2019, commencing February 2005. We will take possession of this property either in late 2004 or early 2005. We currently intend to begin placing customers in this center in early 2005. We are also currently evaluating the accounting treatment for this lease, which includes the leasing of all of the IBX plant and machinery equipment located within the building as of the date of this lease, and will have this evaluation completed by the time we take possession of this property. While we have not yet concluded that this lease is an operating lease, for purposes of reflecting our full contractual commitments in the table presented above, this lease is presented within the future operating lease costs presented above.

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

In March 2004, the FASB approved EITF Issue 03-6 “Participating Securities and the Two-Class Method under FAS 128”. EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share”, and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion No. 25 and FASB No. 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. We adopted the provisions of EITF Issue 03-6 during the second quarter of 2004. The adoption of EITF Issue 03-6 did not have a material effect on our basic and diluted net loss per share data at this time.

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

We have incurred losses since inception and incurred losses of approximately $21.6 million for 2002 (this includes the benefit of a gain on debt extinguishment of $114.2 million), i-STT has incurred losses since inception and incurred losses of approximately $8.0 million for 2002 and Pihana has incurred losses since inception and incurred losses of approximately $148.5 million (this includes restructuring and impairment charges of $113.3 million) for the same period. For the year ended December 31, 2003, the combined company incurred additional losses of $84.2 million and for the six months ended June 30, 2004, the combined company incurred additional losses of $39.3 million. Until the quarter ended September 30, 2003, the combined company did not generate cash from operations. There can be no guarantee that the combined company will become profitable and the combined company may continue to incur additional losses. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

If the market price of our stock continues to be highly volatile, the value of an investment in our common stock may decline.

Within the last 12 months, our common stock has traded between $12.00 and $37.54 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. After December 31, 2004 and through December 31, 2005, we may convert 95% of STT Communications’ convertible secured notes and after December 31, 2005, we may convert 100% of these convertible secured notes upon certain conditions, including if the closing price of our common stock exceeds $32.12 per share for thirty consecutive trading days. If these convertible secured notes are not converted, we will continue to issue the PIK notes associated with these convertible secured notes which will further dilute our other existing stockholders. Announcements may have a significant impact on the market price of our common stock. These announcements may include:

•	our operating results;

•	new issuances of equity, debt or convertible debt;

•	developments in our relationships with corporate customers;

•	changes in regulatory policy or interpretation;

•	changes in the ratings of our stock by securities analysts;

•	market conditions for telecommunications stocks in general; and

•	general economic and market conditions.

The stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging telecommunications companies, and which have often been unrelated to their operating performance. These broad market fluctuations may adversely affect the market price of our common stock. In addition, sales of substantial amounts of our common stock in the public market could lower the market price of our common stock.

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

If we cannot effectively manage international operations, our revenues may not increase and our business and results of operations would be harmed.

In 2002, our sales outside North America represented less than 1% of our revenues, i-STT’s sales outside North America represented approximately 100% of its revenues and Pihana’s sales outside North America represented approximately 45% of its revenues. For the year ended December 31, 2003, the combined company recognized 15% of its revenues outside North America. For the six months ended June 30, 2004, the combined company recognized 13% of its revenues outside North America. We anticipate that, for the foreseeable future, approximately 15% of the combined company’s revenues will be derived from sources outside North America. Our management team is comprised primarily of Equinix executives before the combination, some of whom have had limited or no experience overseeing international operations.

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

On April 22, 2004, we announced that we signed a long-term lease agreement for an existing 95,000 square foot data center in the Washington D.C. metro area. In negotiating this transaction we were only able to conduct limited due diligence and received limited representations and warranties. If the leased facility is not in the condition we believe it to be in, we may be required to incur substantial additional costs to repair and/or upgrade the acquired facility. If incurred, these costs could materially adversely affect our business, financial condition and results of operations.

We cannot assure you that we would successfully overcome these risks or any other problems encountered with these acquisitions.

STT Communications holds a substantial portion of our stock and has significant influence over matters requiring stockholder consent.

As of June 30, 2004, STT Communications owned approximately 24% of our outstanding voting stock. In addition, STT Communications is not prohibited from buying shares of our stock in public or private transactions. Because of the diffuse ownership of our stock, STT Communications has significant influence over matters requiring our stockholder approval. Following the expiration on December 31, 2004 of restrictions on STT Communications preventing it from converting its convertible secured notes and warrants into voting stock, STT Communications may own more than 40% of our voting stock. As a result, STT Communications will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could prevent or delay a third party from acquiring or merging with us. STT also has a right of first offer which entitles them to participate in an offering of our equity securities, or securities convertible into our equity securities, to maintain their ownership percentage prior to such offering.

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

In addition, power and cooling requirements are growing on a per server basis. As a result, customers are consuming an increasing amount of power per cabinet. This, combined with the fact that we do not control the amount of draw our customers take from installed circuits, means that we could face power limitations in our centers. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our financial performance, operating results and cash flows.

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

We issued a large number of shares of our capital stock to the former Pihana stockholders, STT Communications, and holders of our senior notes in connection with the combination, financing and senior note exchange, to Crosslink Capital, Inc. and its affiliates (collectively, “Crosslink”) in connection with Crosslink’s purchase of our Series A-2 Convertible Secured Notes, and to the public and STT Communications in connection with our recent follow-on equity offering. The shares of common stock issued in the senior note exchange are currently freely tradeable. The shares of common stock issued in connection with the combination have been registered for resale as of June 30, 2003, the shares of common stock issued upon exercise of the warrants issued in connection with the Crosslink financing have been registered for resale as of September 22, 2003 and the shares of common stock issued upon conversion of the convertible secured notes issued in the Crosslink financing have been registered for resale as of July 30, 2004. The shares sold to the public and STT Communications in connection with our recent follow-on equity offering are freely tradeable by the public, subject, in the case of STT Communications, to compliance with Rule 144 resale restrictions applicable to affiliates. Subject to the restrictions described in our proxy statement dated December 12, 2002, the convertible secured notes and warrants issued in connection with the financing are immediately convertible or exercisable into shares of common stock and the underlying shares of common stock may be registered for resale. Sales of a substantial number of shares of our common stock by these parties within any narrow period of time could cause our stock price to fall. In addition, the issuance of the additional shares of our common stock as a result of these transactions will reduce our earnings per share, if any. This dilution could reduce the market price of our common stock unless and until we achieve revenue growth or cost savings and other business economies sufficient to offset the effect of this issuance. We cannot assure you that we will achieve revenue growth, cost savings or other business economies.

A significant number of our shares may be sold into the public market if STT Communications defaults on its credit facility which could cause the market price of our common stock to drop significantly.

As of June 30, 2004, STT Communications held 2,970,414 shares of our common stock and held securities convertible into 6,751,359 additional shares of our common stock. STT Communications has pledged to its lenders its ownership interest in the majority of its secured notes and warrants purchased in the financing and its common and preferred stock issued in the combination as collateral for its secured credit facility. If STT Communications defaults on its credit facility, the stock, warrants and secured notes owned by STT Communications could be transferred to its lenders or sold to third parties. In the event of default, the new owner of the secured notes and warrants could convert them into our common stock and sell them, along with the common stock, into the public market. Sales of a substantial number of shares of our common stock by these parties within any narrow period of time could cause our stock price to fall. In addition, the issuance of the additional shares of our common stock as a result of these transactions will reduce our earnings per share, if any.

We depend on a number of third parties to provide Internet connectivity to our IBX hubs; if connectivity is interrupted or terminated, our operating results and cash flow could be materially adversely affected.

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

Our business depends on providing customers with highly reliable service. We must protect customers’ IBX infrastructure and customers’ equipment located in our IBX hubs. We have recently acquired two IBX hubs not built by us. If these recently acquired IBX hubs and acquired assets are not in the condition we believe them to be in, we may be required to incur substantial additional costs to repair the acquired facilities. The services we provide in each of our IBX hubs, whether recently acquired or not, are subject to failure resulting from numerous factors, including:

•	human error;

•	physical or electronic security breaches;

•	fire, earthquake, flood and other natural disasters;

•	water damage;

•	power loss;

•	sabotage and vandalism; and

•	failure of business partners who provide the combined company’s resale products.

Problems at one or more of our IBX hubs, whether or not within our control, could result in service interruptions or significant equipment damage. We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX hubs could result in difficulty maintaining service level commitments to these customers. In the past, a limited number of our customers have experienced temporary losses of power and failure of our services levels on products such as bandwidth connectivity. If we incur significant financial commitments to our customers in connection with a loss of power, or our failure to meet other service level commitment obligations, our liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations, particularly in the early stage of our development, could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.

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

There is no known prevention or defense against denial of service attacks. During a prolonged denial of service attack, Internet service may not be available for several hours, thus impacting hosted customers’ on-line business transactions. Affected customers might file claims against us under such circumstances.

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

For the six months ended June 30, 2004, IBM accounted for 13% of our revenue. For the six months ended June 30, 2003, IBM accounted for 16% of our revenue. We expect that IBM will continue to account for a significant portion of our revenue for the foreseeable future, although we expect revenues received from IBM to decline as a percentage of our total revenues as we add new customers in our IBX hubs. Although the term of our IBM contract runs through 2009, IBM currently has the right to reduce its commitment to us pursuant to the terms and requirements of its customer agreement. If we lose IBM as a customer, our business, financial condition and results of operations could be adversely affected.

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

We may also face competition from persons seeking to replicate our IBX concept by building new centers or converting existing centers that some of our competitors are in the process of divesting. Competitors may operate more successfully or form alliances to acquire significant market share. Furthermore, enterprises that have already invested substantial resources in peering arrangements may be reluctant or slow to adopt our approach that may replace, limit or compete with their existing systems. In addition, other companies may be able to attract the same potential customers that we are targeting. Once customers are located in competitors’ facilities, it may be extremely difficult to convince them to relocate to our IBX hubs.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. During the quarter ended September 30, 2001, putative shareholder class action lawsuits were filed against us, a number of our officers and directors, and several investment banks that were underwriters of our initial public offering. The suits allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. In July 2003, a special litigation committee of our board of directors agreed to participate in a settlement with the plaintiffs. The settlement agreement is subject to court approval and sufficient participation by defendants in similar actions. If the proposed settlement is not approved by the court or a sufficient number of defendants do not participate in the settlement, the defense of this litigation may continue and therefore increase our expenses and divert management’s attention and resources. An adverse outcome in this litigation could seriously harm our business and results of operations. In addition, we may, in the future, be subject to other securities class action or similar litigation.

Risks Related to Our Industry

If the economy does not improve and the use of the Internet and electronic business does not grow, our revenues may not grow.

Acceptance and use of the Internet may not continue to develop at historical rates and a sufficiently broad base of consumers may not adopt or continue to use the Internet and other online services as a medium of commerce. Demand for Internet services and products are subject to a high level of uncertainty and are subject to significant pricing pressure, especially in Asia-Pacific. As a result, we cannot be certain that a viable market for our IBX hubs will materialize. If the market for our IBX hubs grows more slowly than we currently anticipate, our revenues may not grow and our operating results could suffer.

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

The fair market value of our convertible subordinated debentures is based on quoted market prices. The estimated fair value of our convertible subordinated debentures as of June 30, 2004 approximated cost at approximately $86.3 million.

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

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities.

(a) Modification of Constituent Instruments.

None.

(b) Change in Rights.

None.

(c) Issuance of Securities.

None.

(d) Use of Proceeds.

None.

(e) Share Repurchases.

None.

Item 3. Defaults Upon Senior Securities.

  None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held on June 3, 2004 in Foster City, California. The table below presents the voting results of election of our Board of Directors:

	Affirmative Votes	Negative Votes	Votes Withheld	Broker’s Non-Votes
Gary Hromadko	18,352,178	—	476,182	—
Scott Kriens	15,412,954	—	3,415,406	—
Andrew Rachleff	18,786,954	—	41,406	—
Dennis Raney	18,787,606	—	40,754	—
Peter Van Camp	18,721,015	—	107,345	—
Michelangelo Volpi	15,416,863	—	3,411,497	—

The stockholders also approved the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2004. The table below presents the voting results:

	Affirmative Votes	Negative Votes	Votes Withheld	Broker’s Non-Votes
Ratification of independent registered public accounting firm	18,740,726	84,485	3,150	—

The stockholders also approved the 2004 Employee Stock Purchase Plan and International Employee Stock Purchase Plan as successor plans to the 2000 Employee Stock Purchase Plan adopted at the time of our initial public offering. The table below presents the voting results:

	Affirmative Votes	Negative Votes	Votes Withheld	Broker’s Non-Votes
Approval of the 2004 Employee Stock Purchase Plan and International Employee Stock Purchase Plan	14,607,458	1,063,053	6,172	3,151,677

The stockholders also re-approved the 2000 Stock Incentive Plan to satisfy a requirement under Federal tax law in order to preserve corporate tax deductions. The table below presents the voting results:

	Affirmative Votes	Negative Votes	Votes Withheld	Broker’s Non-Votes
Re-approval of the 2000 Stock Incentive Plan	14,977,980	693,458	5,245	3,151,677

Item 5. Other Information.

  None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description of Document
2.1 (8)	Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.

3.1 (10)	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.

3.2 (10)	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.

3.3 (9)	Bylaws of the Registrant.

3.4 (13)	Certificate of Amendment of the Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (2)	Form of Registrant’s Common Stock certificate.

4.10 (9)	Registration Rights Agreement (See Exhibit 10.75).

4.11	Indenture (see Exhibit 10.99).

4.12	Registration Rights Agreement (see Exhibit 10.100).

10.2 (1)	Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).

10.5 (1)	Form of Indemnification Agreement between the Registrant and each of its officers and directors.

10.8 (1)	The Registrant’s 1998 Stock Option Plan.

10.9 (1)+	Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.

10.10 (1)+	Lease Agreement with Market Halsey Urban Renewal, LLC, dated as of May 3, 1999.

10.11 (1)+	Lease Agreement with Laing Beaumeade, dated as of November 18, 1998.

10.12 (1)+	Lease Agreement with Rose Ventures II, Inc., dated as of June 10, 1999.

10.13 (1)+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 8, 1999.

10.14 (1)+	First Amendment to Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of October 28, 1999.

10.15 (1)+	Lease Agreement with Nexcomm Asset Acquisition I, L.P., dated as of January 21, 2000.

10.16 (1)+	Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of December 15, 1999.

Exhibit Number	Description of Document
10.23 (1)	Purchase Agreement between International Business Machines Corporation and Equinix, Inc. dated May 23, 2000.

10.24 (2)	2000 Equity Incentive Plan.

10.25 (2)	2000 Director Option Plan.

10.26 (2)	2000 Employee Stock Purchase Plan.

10.27 (2)	Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000.

10.28 (3)+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of July 1, 2000.

10.29 (3)+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of May 1, 2000.

10.30 (3)+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 24, 2000.

10.31 (3)+	Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24, 2000.

10.42 (4)+	First Amendment to Deed of Lease with TrizecHahn Beaumeade Technology Center LLC, dated as of March 22, 2001.

10.43 (4)+	First Lease Amendment Agreement with Market Halsey Urban Renewal, LLC, dated as of May 23, 2001.

10.44 (4)+	First Amendment to Lease with Nexcomm Asset Acquisition I, L.P., dated as of April 18, 2000.

10.45 (4)+	Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of December 18, 2000.

10.46 (5)	First Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 26, 2001.

10.48 (5)	2001 Supplemental Stock Plan.

10.53 (6)	Second Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of May 20, 2002.

10.54 (6)+	Amended and Restated Master Service Agreement by and between International Business Machines Corporation and Equinix, Inc., dated as of May 1, 2002.

10.56 (7)+	Second Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of October 1, 2002.

10.58 (7)	Form of Severance Agreement entered into by the Company and each of the Company’s executive officers.

10.60 (9)	Governance Agreement by and among Equinix, Inc., STT Communications Ltd., i-STT Communications Ltd., STT Investments Pte Ltd and the Pihana Pacific stockholder named therein, dated as of December 31, 2002.

Exhibit Number	Description of Document
10.61 (9)	Tenancy Agreement over units #06-01, #06-05, #06-06, #06-07 and #06-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.62 (9)	Tenancy Agreement over units #05-05, #05-06, #05-07 and #05-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.63 (9)	Tenancy Agreement over units #03-01 and #03-02 of Block 28 Ayer Rajah Crescent, Singapore 139959.

10.64 (9)	Tenancy Agreement over units #05-01, #05-02, #05-03 and #05-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.65 (9)	Tenancy Agreement over units #03-05, #03-06, #03-07 and #03-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.69 (9)	Lease Agreement with Downtown Properties, LLC dated April 10, 2000, as amended.

10.70 (9)	Lease Agreement with Comfort Development Limited dated November 10, 2000.

10.71 (9)	Lease Agreement with PacEast Telecom Corporation dated June 15, 2000, as amended.

10.72 (9)	Lease Agreement Lend Lease Real Estate Investments Limited dated October 20, 2000.

10.73 (9)	Lease Agreement with AIPA Properties, LLC dated November 1, 1999, as amended.

10.74 (9)	Third Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 30, 2002.

10.75 (9)	Registration Rights Agreement by and among Equinix and the Initial Purchasers, dated as of December 31, 2002.

10.76 (9)	Securities Purchase Agreement by and among Equinix, the Guarantors and the Purchasers, dated as of October 2, 2002.

10.77 (9)	Series A-1 Convertible Secured Note Due 2007 issued to i-STT Investments Pte Ltd on December 31, 2002.

10.78 (9)	Preferred Stock Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.79 (9)	Change in Control Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.83 (11)	Securities Purchase and Admission Agreement, dated April 29, 2003, among Equinix, certain of Equinix’s subsidiaries, i-STT Investments Pte Ltd, STT Communications Ltd and affiliates of Crosslink Capital.

10.84 (12)	Sublease by and between Electronics for Imaging as Landlord and Equinix Operating Co., Inc. as Tenant dated February 12, 2003.

10.90 (13)	Expatriate Agreement with Philip Koen, President and Chief Operating Officer of the Company, dated as of June 24, 2003.

Exhibit Number	Description of Document
10.92 (14)	Renewal of Tenancy Agreements over units #06-01, #06-05/08, #05-05/08, #03-05/08 & #05-01/04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.94 (15)	Fourth Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of November 21, 2003.

10.95 (15)+	Sublease Agreement between Sprint Communications Company, L.P. and Equinix Operating Co., Inc. dated October 24, 2003.

10.96 (15)	Tenancy Agreement over units #03-01, #03-02, #03-03, #03-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.97 (15)	Lease Agreement with JMA Robinson Redevelopment, LLC, as successor in interest to Carrier Central L.A., Inc., dated as of November 30, 2003.

10.98 (16)	Purchase Agreement between Equinix, Inc. and Citigroup Global Markets Inc. as representative of the initial purchasers named therein dated February 5, 2004.

10.99 (16)	Indenture among Equinix, Inc. and U.S. Bank National Association as Trustee dated February 11, 2004.

10.100 (16)	Registration Rights Agreement between Equinix, Inc. and Citigroup Global Markets Inc. as representative of the initial purchasers named therein dated February 11, 2004.

10.101 (16)	First Amendment to Lease Agreement dated September 1, 1999, between Lakeside Purchaser L.L.C. as successor in interest to Carlyle-Core Chicago, LLC and Equinix Operating Co., Inc.

10.102 (17)	Supplemental Lease Agreement with Comfort Development Limited dated May 18, 2004.

10.103+	Lease Agreement dated April 21, 2004 between Eden Ventures LLC and Equinix, Inc.

10.104	Lease Amendment Agreement dated June 17, 2004 between Equinix Japan KK and Mitsubishi Electric Information Network Corporation.

10.105	Equinix, Inc. 2004 International Employee Stock Purchase Plan effective as of June 3, 2004.

10.106	Equinix, Inc. Employee Stock Purchase Plan effective as of June 3, 2004.

16.1 (1)	Letter regarding change in certifying accountant.

21.1 (9)	Subsidiaries of Equinix.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-93749).

(2)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement in Form S-1 (Commission File No. 333-39752).
(3)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(4)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(5)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(6)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(7)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(8)	Incorporated herein by reference to Annex A of Equinix’s Definitive Proxy Statement filed with the Commission December 12, 2002.
(9)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(10)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002.
(11)	Incorporated herein by reference to exhibit 10.1 in the Registrant’s filing on Form 8-K on May 1, 2003.
(12)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(13)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(14)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(15)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(16)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(17)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement in Form S-3 (Commission File No. 333-116322).
+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

(b)	Reports on Form 8-K.

On April 22, 2004, the Company filed a Current Report on Form 8-K to file the Company’s press release from April 22, 2004, in which the Company reported its 2004 first quarter results.

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.

Date: August 2, 2004	By:	/s/ RENEE F. LANAM
Chief Financial Officer and Secretary
(Principal Financial Officer)

/s/ KEITH D. TAYLOR
Vice President, Finance
(Principal Accounting Officer)