Form 10-K
period 2004-12-31
EQUINIX INC
filed 2005-03-10
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒  Yes    ☐  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $518.2 million.

As of February 28, 2005, a total of 23,445,362 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2005 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2004. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

EQUINIX, INC.

FORM 10-K

DECEMBER 31, 2004

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

Overview

Equinix provides network neutral colocation, interconnection and managed services to enterprises, content companies, systems integrators and the world’s largest networks. Through our 15 Internet Business Exchange centers, or IBX centers, in the U.S. and Asia customers can directly interconnect with each other for critical traffic exchange requirements. Direct interconnection to our aggregation of networks, which serve more than 90% of the world’s Internet routes, allows our customers to increase performance while significantly reducing costs. Based on our network neutral model and the quality of our IBX centers, we believe we have established a critical mass of customers. Our differentiated business model, the critical mass and the resulting “network effect,” combined with our strong financial position, has allowed us to continue to accelerate new customer growth and strong bookings from our existing customers; and, given we have a largely fixed cost model related to our existing IBX centers, we believe this customer and booking growth will continue to drive high margins and cash returns.

Our network neutral business model is a key differentiator for Equinix in the market. Because we do not operate a network, we are able to offer direct interconnection to the largest aggregation of bandwidth providers and Internet service providers. The world’s top tier Internet service providers, and numerous access networks, second tier providers and international carriers such AT&T, British Telecom, Cable & Wireless, Level 3, MCI, NTT, SAVVIS, SBC, SingTel, Sprint and Qwest are all currently located at our IBX centers. Access to such a wide variety of networks has attracted all of the top 10 Internet properties and major E-commerce companies including Amazon.com, Disney, Electronic Arts, MSN, Ticketmaster and Yahoo!. In 2004, Equinix also experienced significant growth from enterprise companies and government agencies and now has a strong client base from these sectors including EDS, Fujitsu, Gannett, The Gap, General Electric, Goldman Sachs, IBM, Sony, Wal-Mart, Washington Mutual, and Washington Post.

We offer three types of products and services: Colocation, Interconnection, and Managed IT Infrastructure services.

•	Colocation services consist primarily of cabinets and power for our customers’ colocation needs.

•	Interconnection services allow customers to trade network traffic with each other directly and simply.

•	Managed IT infrastructure services allow our customers to leverage our significant telecommunication expertise, maximize the benefits of our IBX centers and optimize their infrastructure and resources.

This market has historically been served by large telecommunications carriers who have bundled their telecommunications services with their colocation offerings. In mid-2003 two major telecommunications companies announced their plans to exit the U.S. market in order to focus on their core offerings. The majority of the assets from these companies have been sold to managed service providers and we believe we will continue to benefit from gaining customers who are displaced or choose to leave these providers because we offer access to a world-class choice of carriers and service providers. In addition, because many of the exiting competitors networks are already present in Equinix, we have become a natural channel partner for these networks as they continue to experience demand from their customers for quality colocation.

In order to serve this increased demand for our services, we have acquired two additional data centers during 2004 in our key markets in the Silicon Valley and Washington, D.C. areas. Strategically, Equinix will continue to look at financially attractive opportunities to grow our market share and selectively improve our footprint and service streams.

Recent Developments

In April 2004, we entered into a long-term lease for a 95,000 square foot data center in the Washington, D.C. metro area. This data center is adjacent to the Company’s existing Washington D.C. metro area IBX. This lease includes the leasing of all of the IBX plant and machinery equipment located in the building. Both the building and equipment components of this lease are being accounted for as a capital lease. We took possession of this property during the fourth quarter of 2004, and as a result, recorded property and equipment assets, as well as a capital lease obligation, totaling $35.3 million. Payments under this lease, which commenced in November 2004, will be made through 2019 at an effective interest rate of 8.50% per annum. We intend to place customers in this center in 2005.

In December 2004, we entered into a long-term lease for a 103,000 square foot data center in the Silicon Valley area. This data center is close to our existing IBX centers in the Silicon Valley, and expands the global Equinix footprint to approximately 1.4 million square feet. This new lease will add an additional $34.2 million in cumulative monthly lease payments through 2020, commencing February 2005. We will take possession of this property during the first quarter of 2005. We currently intend to place customers in this data center in 2005. Concurrent with the signing of this lease, we also purchased the assets located in this data center and entered into an agreement to interconnect all three of our Silicon Valley IBX centers to each other through redundant dark fiber links. This will allow our customers to have access to all the networks and customers in each of the three Silicon Valley IBXs. We are currently evaluating the accounting treatment for this lease, and related agreements, and will have this evaluation completed in March 2005.

In December 2004, in light of the availability of fully built-out data centers in select markets at costs significantly below those costs we would incur in building out new space, we made the decision to exit leases for excess space adjacent to one of our New York metro area IBXs, as well as space on the floor above our original Los Angeles IBX. As a result of our decision to exit these spaces, we recorded a restructuring charge totaling $17.7 million, which represents the present value of our estimated future cash payments, net of any estimated subrental income and expense, through the remainder of these lease terms, as well as the write-off of all remaining property and equipment attributed to the excess space on the floor above our Los Angeles IBX. We entered into a two-year sublease agreement for the excess space in the New York metro area and are currently evaluating opportunities related to our excess space in Los Angeles.

In December 2004, we entered into a $25.0 million line of credit arrangement with Silicon Valley Bank that matures in December 2006. This facility is a $25.0 million revolving line of credit which, at our election, up to $10.0 million may be converted into a 24-month term loan, repayable in eight quarterly installments. We refer to this transaction as the “Silicon Valley Bank credit line.” Borrowings under the Silicon Valley Bank credit line bear interest at floating interest rates, plus applicable margins, based either on the prime rate or LIBOR. As of December 31, 2004, the Silicon Valley Bank credit line had an interest rate of 4.40% per annum; however, through the date of filing of this report on Form 10-K, we have not drawn down any amounts from this line of credit. The Silicon Valley Bank credit line also features sublimits, which allows us to issue letters of credit, enter into foreign exchange forward contracts and make advances for cash management services. Our utilization under any of these sublimits would have the effect of reducing the amount available for borrowing under the Silicon Valley Bank credit line during the period that such sublimits remain utilized and outstanding. As of December 31, 2004, we had utilized $3.2 million under the letters of credit sublimit with the issuance of three letters of credit and, as a result, reduced the amount of borrowings available to us from $25.0 million to $21.8 million. The Silicon Valley Bank credit line is secured by substantially all of our domestic assets and contains numerous covenants, including financial covenants, such as maintaining minimum cash balance levels and meeting minimum quarterly revenue targets, which we are in full compliance of. The Silicon Valley Bank credit line provides us with additional liquidity and financing flexibility.

In January 2005, we converted 95% of the outstanding convertible secured notes and accrued and unpaid interest, held by STT Communications Ltd., into 4.1 million shares of our preferred stock, which was subsequently converted into 4.1 million shares of our common stock in February 2005. The remaining 5% of the convertible secured notes, totaling $1.9 million, that remain outstanding will be eligible for conversion by Equinix in early 2006 into approximately 250,000 shares (including anticipated interest expense to be incurred during 2005 and early 2006), provided that the closing price of our common stock exceeds $32.12 per share for thirty consecutive trading days.

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

To accommodate Internet traffic growth, the largest of these networks left the NAPs and began trading traffic by placing private circuits between each other. Peering which once occurred at the NAP locations were moved to these private circuits. Over the years, these circuits became expensive to expand and could not be built fast enough to accommodate the growth in traffic. This led to a need by the large carriers to find a more efficient way to trade traffic or peer. Customers have chosen Equinix for their peering operations because they are now able to reach all of the networks they peer with in one location, with simple direct connections. Their ability to peer across the room, instead of across a metro area has increased the scalability of their operations while decreasing cost by upwards of 70%.

Our IBX centers are the next-generation interconnection points. They are designed to handle the scalability issues that exist between both large and small networks, as well as the interconnection between the emerging companies who have become critical to the Internet. We have been successful in uniting the major companies that make up the Internet infrastructure including AT&T, Level 3, MCI, Qwest, SAVVIS and Sprint. These companies, which constitute the world’s top Internet service providers, together with most of the major broadband networks, including America Online, Comcast Corporation, Cox Communications, MSN and SBC, second tier backbones such as Global Crossing, Verio and WilTel, top international telecommunications carriers, including Bell Canada, British Telecom, Deutsche Telecom, France Telecom, Japan Telecom, KDDI, SingTel, StarHub, Telia and Telstra, and almost every fiber, sonet, Ethernet and competitive local exchange companies, including Looking Glass Networks and OnFiber Communications, and incumbent local exchange company, including BellSouth, SBC and Verizon, are our customers and use us to interconnect with each other and their customers. Additionally, we provide an important industry leadership role in the area of exchange points and are consistently looked to as an industry expert and key influencer in this subject matter.

Content providers and enterprises can now control their own network performance and destiny by choosing the various service providers they wish to work with and by establishing direct connections for this connectivity. For our customers, this represents significant cost savings and increased flexibility to move among providers.

Our Solution

Our IBX centers provide the environment and services to meet the networking and IT operations challenges facing enterprises, networks and Internet businesses today. As a result, we are able to provide the following key benefits to our customers:

Quality.    Our IBX centers provide customers with a secure, high quality solution for their colocation needs. Enterprise and content companies have demanding requirements for data center uptime, security, power backup and other important attributes. We have designed our centers and processes to exceed the requirements for the most important financial institutions, government agencies and key enterprise brands such as Amazon.com, The Gap, Goldman Sachs, Macromedia, Sony and Ticketmaster. We have a track record of 99.999% uptime and are continually testing and refining processes to ensure that we will continue to provide the stability and quality that customers expect.

Performance.    Because we provide direct access to the providers that serve more than 90% of the world’s Internet routes and users, customers can quickly, efficiently, cost-effectively and reliably exchange traffic with their network services providers for higher performance operations. Access to the more than 200 networks ensures high-quality direct interconnection. With the mass of networks present, global enterprises are increasingly looking at ways to provide network diversity and increase performance of their operations, and are utilizing our IBX centers to ensure their IT infrastructures are operating at the interconnection hub of the Internet. By using multiple networks, customers are able to insure their operations in the event that one of their network service providers has a service interruption or restructuring in the business. The network service providers and geographic diversity we offer provides customers with the flexibility to enable the highest performing Internet operations.

Improved Economics.    Our services such as Equinix GigE Exchange and Equinix Internet Core Exchange facilitate peering and dramatically reduce costs for critical transit, peering and traffic exchange operations by eliminating the costs of private peering or local loops. Networks such as Cox, British Telecom, China Telecom and SBC and content providers such as Electronic Arts, Google, MSN and Yahoo! can save between 20% to 70% of bandwidth costs through the traffic exchange services we offer. In addition, content companies and enterprises can save significant bandwidth costs because the number of networks housed within Equinix competing for the traffic of these companies results in lower prices while increasing performance.

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

Continue to Build upon our Critical Mass of Network Providers and Content Companies, and Grow our Position within Enterprise and Government.    We have assembled a critical mass of premier network providers and content companies and have become one of the core hubs of the Internet. This critical mass is a key selling point since content companies want to connect with a diverse set of networks to provide the best connectivity to their end-customers, and network companies want to sell bandwidth to content customers and interconnect with other networks in the most efficient manner available. Currently, we have over 200 unique networks, including all of the top tier networks, allowing our customers to directly interconnect with providers that serve more than 90% of global Internet routes. We have a growing mass of key players in the enterprise sector, such as The Gap, GE, Gannett, Goldman Sachs, IBM, Sony Corporation, Washington Mutual and others. Similarly, we have experienced increasing success in the government sector within defense and security. We expect these sectors be a key growth driver in 2005 and beyond.

Leverage the Network Effect.    As networks, content providers and other enterprises locate in our IBX centers, it benefits their suppliers and business partners to do so as well to gain the full economic and performance benefits of direct interconnection. These partners, in turn, pull in their business partners, creating a “network effect” of customer adoption. Our interconnection services enable scalable, reliable and cost-effective interconnection and traffic exchange thus lowering overall cost and increasing flexibility. The ability to directly interconnect with a wide variety of companies is a key differentiator for Equinix in the market.

Promote our IBX Centers as the Highest Performance Points on the Internet.    Our premier IBX centers offer state of the art design and security, 24 hour / 365 days a year customer service, and high quality power and back-up redundancy with 99.999% uptime. Underscoring our customer satisfaction over the past year, our embedded customer base has consistently provided approximately 75% of our growth in a given quarter.

Provide New Products and Services within our IBX Centers.    We will continue to offer additional products and services that are most valuable to our customers as they manage their Internet and network businesses and, specifically, as they attempt to effectively utilize multiple networks. For example, we offer an automated service to allow customers to easily choose and provision multiple networks with a simple easy to use portal.

Customers

Our customers include carriers and other bandwidth providers, internet service providers, enterprises, content providers and system integrators. We offer each customer a choice of business partners and solutions based on their colocation, interconnection and managed IT service needs. As of December 31, 2004, we had 950 customers worldwide.

Typical customers in each category include the following:

Carriers/Networks	Content Providers	Enterprise
AT&T	Amazon.com	Apple
Cable & Wireless	AOL	Deutsche Boerse
Comcast	Electronic Arts	Electronic Data Systems
Level 3	Google	Fidelity Investments
MCI	MSN	Fujitsu
NTT	Sony	Gannett
SAVVIS	Ticketmaster	The Gap
SBC	Wal-Mart	Goldman Sachs
Sprint	Washington Post	IBM
Verizon	Yahoo!	Washington Mutual

Customers typically sign renewable contracts of one or more years in length. Our single largest customer, IBM, represented approximately 13%, 15% and 20% of total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. No other single customer accounted for more than 10% of revenues during this time.

Products and Services

Our products and services are comprised of three types: Colocation, Interconnection and Managed IT Infrastructure services.

Colocation Services

Our IBX centers provide our customers with secure, reliable and fault-tolerant environments that are necessary for optimum Internet commerce interconnection. Our IBX centers include multiple layers of physical security, scalable cabinet space availability, on-site trained staff 24 hours per day, 365 days per year, dedicated areas for customer care and equipment staging, redundant AC/DC power systems and multiple other redundant, fault-tolerant infrastructure systems. Some specifications or services provided may differ in our Asia-Pacific locations in order to properly meet the local needs of customers in those locations.

Within our IBX centers, customers can place their equipment and interconnect with a choice of networks or other business partners. We also provide customized solutions for customers looking to package our IBX space as part of their complex solutions. Our colocation products and services include:

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

IBXflex.    This service allows customers to deploy mission-critical operations personnel and equipment on-site at our IBX centers. Because of the close proximity to their end-users, IBXflex customers can offer a faster response and quicker troubleshooting solution than those available in traditional colocation facilities. This space can also be used as a secure disaster recovery point for customers’ business and operations personnel. This service is priced with an initial installation fee and an ongoing recurring monthly charge.

Interconnection Services

Our interconnection services enable scalable, reliable and cost-effective interconnection and traffic exchange between all Equinix customers. These interconnection services are either on a one-to-one basis with direct cross connects or one-to-many through one of our peering services. In peering, we provide an important industry leadership role by acting as the relationship broker between parties who would like to interconnect within our IBX centers. Our staff holds significant positions in the leading industry groups such as the North American Network Operators’ Group, or NANOG, and the Internet Engineering Task Force, or IETF, and bring a tremendous amount of knowledge to this area. Our staff published industry-recognized white papers and strategy documents in the areas of peering and interconnection, many of which are used by leading institutions worldwide in furthering the education and promotion of this important network arena. To showcase these efforts, we hold peering forums which are now widely recognized as a very influential forum for the world’s top peering experts. We will continue to develop additional services in the area of traffic exchange that will allow our customers to leverage the critical mass of networks now available in our IBX centers. The current exchange services are comprised of the following:

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

Equinix GigE Exchange.    Customers may choose to connect to our GigE Exchange via a central switching fabric rather than purchase a direct physical cross connection. With a connection to this switch, a customer can aggregate multiple interconnects over one physical connection instead of purchasing individual physical cross connects. The GigE Exchange service is offered as a bundled service that includes a cabinet, power, cross connects and port charges. The service is priced by IBX with an initial installation fee and an ongoing monthly recurring charge. Individual IBX prices scale upward based on the number of participants on the exchange service.

Internet Connectivity Services.    Customers who are installing equipment in our IBX centers generally require IP connectivity or bandwidth services. Although many large customers prefer to contract directly with carriers, we will offer customers the ability to contract for these services through us from any of the major bandwidth providers. This service, which is primarily provided in Asia, is targeted to customers who require a single bill and a single point of support for all of their services contract through Equinix for their bandwidth needs. Internet Connectivity Services are priced with an initial installation fee and an ongoing monthly recurring charge based on the amount of bandwidth committed.

Managed IT Infrastructure Services

With the continued growth in Internet use, networks, service providers, enterprises and content providers are challenged to deliver fast and reliable service, while lowering costs. With over 200 ISPs and carriers located in our IBX centers, we leverage the value of network choice with our set of multi-network management and other outsourced IT services.

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

Equinix Direct.    Equinix Direct is a managed multi-homing service that allows customers to easily provision and manage multiple network connections over a single interface. Customers can choose branded networks on a monthly basis with no minimums or long-term commitments. This service is priced with an initial install fee and ongoing monthly recurring charges.

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

Sales and Marketing

Sales.    We use a direct sales force and channel marketing program to market our services to network, content provider, enterprise, government and Internet infrastructure businesses. We organize our sales force by customer type as well as by establishing a sales presence in diverse geographic regions, which enables efficient servicing of the customer base from a network of regional offices. In addition to our worldwide headquarters located in Silicon Valley, we have established an Asian-Pacific regional headquarters in Singapore. Our U.S. sales offices are located in New York; Boston; Reston, Virginia; Los Angeles; Honolulu; Chicago and Silicon Valley. Our Asia-Pacific sales offices are located in Hong Kong, Tokyo, Singapore and Sydney.

Our sales team works closely with each customer to foster the natural network effect of our IBX model, resulting in access to a wider potential customer base via our existing customers. As a result of the IBX interconnection model, IBX center participants encourage their customers, suppliers and business partners to come into the IBX centers. These customers, suppliers and business partners, in turn, encourage their business partners to locate in IBX centers resulting in additional customer growth. This network effect significantly reduces our new customer acquisition costs. In addition, large network providers or managed service providers may refer customers to Equinix as a part of their total customer solution.

In 2004, Equinix established a channel sales program to take advantage of the many networks that were exiting the colocation business to focus on their core competencies. These channel partners are primarily large telecommunications providers whose networks are already installed in Equinix IBX centers and who have customers that require high quality colocation, in addition to their network services.

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

centers primarily to help sell bandwidth, we have aggregated multiple networks in one location, providing superior diversity, pricing and performance. Telecommunications companies’ data centers generally only provide one choice of carrier and generally require capacity minimums as part of their pricing structures. Locating in our IBX centers provides access to top tier networks and allows customers to negotiate the best prices with a number of carriers resulting in better economics and redundancy. In 2003 and 2004, two major carriers who had built and operated their own data centers exited the U.S. colocation market. The disposition of these assets has been completed with various owners assuming the assets, including SAVVIS. Because these operators are not network neutral, we believe we have an advantage in gaining the business of those customers displaced from these carriers because access to their networks are also available in our IBX centers.

•	U.S. Network access points such as Switch and Data/Palo Alto Internet Exchange and carrier operated NAPs. NAPs, generally operated by carriers, are typically older facilities and lack the incentive to upgrade the infrastructure in order to scale with traffic growth. In contrast, we provide state-of-the-art, secure facilities and geographic diversity with round the clock support and a full range of network and content provider offerings.

•	Vertically integrated web site hosting, colocation and ISP companies such as AboveNet, Digex/MCI and SAVVIS. Most managed service providers require that customers purchase their entire network and managed services directly from them. We are a network and service provider aggregator and allow customers the ability to contract directly with the networks and web-hosting partner best for their business. By locating in one of our IBX centers, hosting companies add more value to our business proposition by bringing in more partners and customers and thus enhancing a network effect.

Unlike other providers whose core businesses are bandwidth or managed services, we focus on neutral hubs for networks, content providers, enterprises and government. As a result, we are free of the channel conflict common at other hosting/colocation companies. We compete based on the quality of our facilities, our ability to provide a one-stop solution in our U.S. and Asia-Pacific locations, the superior performance and diversity of our network neutral strategy and the economic benefits of the aggregation of top networks and Internet businesses under one roof. Specifically, we have established relationships with a number of leading hosting companies such as IBM (our largest customer) and EDS. We expect to continue to benefit from several industry trends including the consolidation of supply in the colocation market, the need for contracting with multiple networks due to the uncertainty in the telecommunications market, enterprise customers’ growth in outsourcing and the continued growth of the large and stable systems integrators.

Employees

As of December 31, 2004, we had 468 employees. We had 315 employees based in the U.S. and 153 employees based in Asia-Pacific. Of our U.S. employees, we had 192 based at our corporate headquarters in Foster City, California and our regional sales offices. Of those employees, 77 were in engineering and operations, 66 were in sales and marketing and 49 were in management and finance. We had 123 employees based at our IBX centers in Chicago, Illinois; Dallas, Texas; Honolulu, Hawaii; Los Angeles and Silicon Valley, California; New York, New York; and the Washington, D.C. area. Of our Asia-Pacific employees, we had 98 at our Asia-Pacific headquarters in Singapore and our other regional offices. Of those employees, 31 were in engineering and operations, 26 were in sales and marketing and 41 were in management and finance. We had 55 employees based at our IBX centers in Hong Kong, Singapore, Sydney, and Tokyo.

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

ITEM 2.    PROPERTIES

Our executive offices are located in Foster City, California, and we also have sales offices in several cities throughout the United States. Our Asia-Pacific headquarter office is located in Singapore and we also have some office space in Hong Kong and Tokyo, Japan. We have entered into leases for IBX centers in Ashburn, Virginia; Chicago, Illinois; Dallas, Texas; Honolulu, Hawaii; Los Angeles, San Jose and Santa Clara, California; Newark and Secaucus, New Jersey; Hong Kong; Singapore; Sydney, Australia and Tokyo, Japan. We also hold a ground leasehold interest in certain unimproved real property in San Jose, California, consisting of approximately 40 acres.

ITEM 3.    LEGAL PROCEEDINGS

On July 30, 2001 and August 8, 2001, putative shareholder class action lawsuits were filed against us, certain of our officers and directors (the “Individual Defendants”), and several investment banks that were underwriters of our initial public offering. The cases were filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased our stock between August 10, 2000 and December 6, 2000. In addition, similar lawsuits were filed against approximately 300 other issuers and related parties. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the “1933 Act”) and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 (the “1934 Act”) against the Company and Individual Defendants. The plaintiffs have since dismissed the Individual Defendants without prejudice. The suits allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for our initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. On February 19, 2003, the Court dismissed the Section 10(b) claim against the Company, but denied the motion to dismiss the Section 11 claim.

In July 2003, a Special Litigation Committee of the Equinix Board of Directors approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of the Company and the individual defendants and the Company’s agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Equinix to plaintiffs pursuant to the settlement, currently such claims are expected to be less than $3.4 million, will be covered by existing insurance and we do not expect that the settlement will involve any payment by the Company. The Company has no information as to whether there are any material limitations on the expected recovery by other issuer defendants of any potential financial obligation to plaintiffs from their own insurance carriers. The settlement agreement has been submitted to the Court for approval. The underwriter defendants have filed objections to the settlement agreement. As approval by the Court cannot be assured, the Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

On October 13, 2004, the Court certified a Section 11 class in four of the six cases that were the subject of class certification motions and determined that the class period for Section 11 claims is the period between the

IPO and the date that unregistered shares entered the market. The Court noted that its decision on those cases is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Equinix case. Until the settlement is finalized and approved by the Court, or in the event such settlement is not approved, we and our officers and directors intend to continue to defend the actions vigorously.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market System under the symbol EQIX. Our common stock began trading in August 2000. The following table sets forth on a per share basis the low and high closing prices of our common stock as reported by the Nasdaq National Market during the last two years.

	Low	High
Fiscal 2004:
Fourth Fiscal Quarter	$31.44	$43.10
Third Fiscal Quarter	26.59	33.52
Second Fiscal Quarter	27.86	35.84
First Fiscal Quarter	26.49	36.87

Fiscal 2003:
Fourth Fiscal Quarter	$17.04	$28.25
Third Fiscal Quarter	8.03	23.37
Second Fiscal Quarter	2.90	10.40
First Fiscal Quarter	2.95	7.70

As of December 31, 2004, we had issued 18,999,468 shares of our common stock held by approximately 458 registered holders.

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

During the quarter ended December 31, 2004, we did not issue or sell any new securities.

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 with respect to the shares of the Company’s common stock that may be issuable under the Company’s existing equity compensation plans.

The following information is as of December 31, 2004:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders*	3,766,662	$25.55	876,719	**
Equity compensation plans not approved by security holders	35,132	$12.16	1,390,982

Totals	3,801,794	$25.42	2,267,701

*	On each January 1, beginning in 2001, the number of shares reserved for issuance under the following equity compensation plans will be automatically increased as follows: the 2000 Equity Incentive Plan will be automatically increased by the lesser of 6% of the then outstanding shares of common stock or 6 million shares; the 2000 Director Option Plan will be automatically increased by 50,000 shares of common stock; the Employee Stock Purchase Plan will be automatically increased by the lesser of 2% of the then outstanding shares of common stock or 600,000 shares; and, beginning in 2005, the 2004 Employee Stock Purchase Plan will be automatically increased by the lesser of 2% of the then outstanding shares of common stock or 500,000 shares . The Employee Stock Purchase Plan was succeeded by the 2004 Employee Stock Purchase Plan and after January 1, 2005, no additional shares will be added to the Employee Stock Purchase Plan.
**	Includes 353 shares from the Employee Stock Purchase Plan and 500,000 shares from the 2004 Employee Stock Purchase Plan.

The following equity compensation plan of the Company that was in effect as of December 31, 2004 was adopted without the approval of the Company’s security holders:

The Equinix 2001 Supplemental Stock Plan was adopted by the board of directors effective September 26, 2001. The Company has reserved 1,493,961 shares of common stock for issuance under the 2001 Supplemental Stock Plan. Nonstatutory options and restricted stock awards may be granted under the 2001 Supplemental Stock Plan to employees of the Company (or any parent or subsidiary corporation) who are neither officers nor Board members at the time of grant or to consultants. All option grants will have an exercise price per share equal to not less than 85% of the fair market value per share of common stock on the grant date. Each option will vest in installments over the optionee’s period of service with the Company. The purchase price for newly issued restricted shares awarded under the 2001 Supplemental Stock Plan may be paid in cash, by promissory note or by the rendering of past or future services. As of December 31, 2004, options covering 35,132 shares of common stock were outstanding under the 2001 Supplemental Stock Plan, 1,390,982 shares remained available for future option grants, and options covering 67,847 shares had been exercised. The options will vest on an accelerated basis in the event the Company is acquired and those options are not assumed or replaced by the acquiring entity. An option or award will become fully exercisable or fully vested if the holder’s employment or service is involuntarily terminated within 18 months following the acquisition. The Board may amend or terminate the 2001 Supplemental Stock Plan at any time. The 2001 Supplemental Stock Plan will continue in effect indefinitely unless the board decides to terminate the plan earlier.

ITEM 6.    SELECTED FINANCIAL DATA

The following statement of operations data for the five years ended December 31, 2004 and the balance sheet data as of December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from our audited consolidated financial statements and the related notes to the financial statements. Our historical results are not necessarily indicative of the results to be expected for future periods. The following selected consolidated financial data for the three years ended December 31, 2004 and as of December 31, 2004 and 2003, should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$163,671	$117,942	$77,188	$63,414	$13,016

Costs and operating expenses:
Cost of revenues	136,950	128,121	104,073	94,889	43,401
Sales and marketing	18,604	19,483	15,247	16,935	20,139
General and administrative	32,494	34,293	30,659	58,286	56,585
Restructuring charges	17,685	—	28,885	48,565	—

Total costs and operating expenses	205,733	181,897	178,864	218,675	120,125

Loss from operations	(42,062)	(63,955)	(101,676)	(155,261)	(107,109)
Interest income	1,291	296	998	10,656	16,430
Interest expense	(11,496)	(20,512)	(35,098)	(43,810)	(29,111)
Gain (loss) on debt extinguishment and conversion	(16,211)	—	114,158	—	—
Income taxes	(153)	—	—	—	—

Net loss	$(68,631)	$(84,171)	$(21,618)	$(188,415)	$(119,790)

Net loss per share:
Basic and diluted	$(3.87)	$(8.76)	$(7.23)	$(76.62)	$(111.23)

Weighted average shares	17,719	9,604	2,990	2,459	1,077

	As of December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term and long-term investments	$108,092	$72,971	$41,216	$87,721	$207,210
Accounts receivable, net	11,919	10,178	9,152	6,909	4,925
Restricted cash and short-term investments	84	1,835	4,407	28,044	36,855
Property and equipment, net	343,361	343,554	390,048	325,226	315,380
Construction in progress	—	—	—	103,691	94,894
Total assets	501,798	464,532	492,003	575,054	683,485
Debt facilities and capital lease obligations, excluding current portion	34,529	723	3,633	6,344	6,506
Credit facility, excluding current portion	—	22,281	89,529	105,000	—
Senior notes	—	29,220	28,908	187,882	185,908
Convertible secured notes	35,824	31,683	25,354	—	—
Convertible subordinated debentures	86,250	—	—	—	—
Total stockholders’ equity	273,706	320,077	284,194	203,521	375,116
Other Financial Data:
Net cash provided by (used in) operating activities	36,912	(17,266)	(27,509)	(68,854)	(68,073)
Net cash used in investing activities	(56,865)	(49,179)	(7,528)	(153,014)	(302,158)
Net cash provided by financing activities	19,239	52,288	16,924	107,799	339,847

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Equinix provides network neutral colocation, interconnection and managed services to enterprises, content companies and systems integrators and the world’s largest networks. Through our 15 IBX centers in the U.S. and Asia-Pacific, customers can directly interconnect with each other for critical traffic exchange requirements. As of December 31, 2004, we had IBX centers totaling an aggregate of approximately 1.4 million gross square feet in the Chicago, Dallas, Honolulu, Los Angeles, New York, Silicon Valley and Washington, D.C. areas in the United States and Hong Kong, Singapore, Sydney and Tokyo in the Asia-Pacific region.

In our IBX centers, customers can directly interconnect with each other for critical traffic exchange requirements. Direct interconnection to our aggregation of networks, which serve more than 90% of the world’s Internet routes, allows our customers to increase performance while significantly reducing costs. Based on our network neutral model and the quality of our IBX centers, we believe we have established a critical mass of customers comprised of networks, content providers and other enterprise companies. As more customers locate in our IBX centers, it benefits their suppliers and business partners to do so as well to gain the full economic and performance benefits of direct interconnection. These partners, in turn, pull in their business partners, creating a “network effect” of customer adoption. Our interconnection services enable scalable, reliable and cost-effective interconnection and traffic exchange thus lowering overall cost and increasing flexibility.

This critical mass of customers and the resulting network effect, combined with our improved financial position achieved through the completion of a series of financing transactions has resulted in an acceleration of new customer growth and related revenue bookings. Our current financial stability and focused business model have been important factors in this acceleration, both from new and existing customers. While we had generated negative operating cashflow in each annual period since inception through the quarter ended June 30, 2003, commencing the quarter ended September 30, 2003 we started to generate positive operating cash flow. During this quarter, our revenues grew to a level sufficient to meet our operating cash requirements for our predominantly fixed cost structure related to our existing IBX centers. We considered this quarter to be the inflection point in our business model whereby our revenues were sufficient, on an ongoing basis, to meet all our operating costs and working capital requirements. Given a large component of our cost of revenues related to our existing IBX centers are fixed in nature, we anticipate any growth in revenues will have a significant incremental flow-through to gross profit. Since reaching this point in our operating history, we have consistently generated operating cashflows for the past six quarters and we continue to expect to generate operating cash flows in 2005 and beyond at levels sufficient to meet our cash requirements to fund our capital expenditures, debt service and corporate overhead requirements.

Historically, our market has been served by large telecommunications carriers who have bundled their telecommunication products and services with their colocation offerings. During 2003, a number of these telecommunication carriers reduced their colocation footprint as they exited under-performing markets. In addition, one major telecommunications company, Sprint, announced their plans to exit the colocation and hosting market in order to focus on their core service offerings, while another telecommunications company, Cable & Wireless Plc, sold their U.S. assets to another telecommunications company, Savvis Communications Corp, in a bankruptcy auction. Each of these colocation providers owns and operates a network. We do not own or operate a network, yet have greater than 200 networks operating out of our IBX centers. As a result, we are able to offer our customers a substantial choice of networks given our network neutrality thereby allowing our customers to choose from numerous network service providers. We believe this is a distinct and sustainable competitive advantage, especially when the telecommunications industry is experiencing many business challenges and changes as evidenced by the numerous bankruptcies and consolidations within this industry during the past several years. Furthermore, for those customers who do require a more fully managed solution, certain of our other customers, such as IBM and EDS, can provide such a solution within our network rich IBX centers.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service streams, such as our acquisition of the Sprint property in Santa Clara in December 2003 and our 2004 expansions in the Washington, D.C. and Silicon Valley area markets (see Recent Developments below). However, we will continue to be very selective with any similar opportunity. As was the case with these recent expansions in the Silicon Valley and Washington, D.C. area markets, the criteria will be quality of the design, access to networks, capacity availability in current market location, amount of incremental investment required by us in the targeted property, lead-time to breakeven and in-place customers. Like our recent expansions, the right combination of these factors may be attractive for us. Dependent on the particular deal, these acquisitions may require upfront cash payments and additional capital expenditures in order to bring these centers up to Equinix standards.

Recent Developments

During February 2004, we sold $86.3 million in aggregate principal of 2.5% convertible subordinated debentures due 2024 to qualified institutional buyers. We refer to this transaction as the “convertible debenture offering.” We used the net proceeds from the convertible debenture offering primarily to repay all amounts outstanding under our credit facility and two of our other debt facilities. In addition, we used the proceeds received to redeem our 13% senior notes, which had a total of $30.5 million of principal outstanding. The effective date of the redemption was March 12, 2004. The redemption price for the senior notes was equal to 106.5% of their principal amount plus accrued and unpaid interest to the redemption date.

On March 26, 2004, holders of our 10% $10.0 million convertible secured notes issued in connection with the Crosslink financing, converted the $10.0 million of principal into 2.5 million shares of our common stock. We refer to this transaction as the “Crosslink conversion.”

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

In April 2004, we entered into a long-term lease for a 95,000 square foot data center in the Washington, D.C. metro area. This data center is adjacent to the Company’s existing Washington D.C. metro area IBX. This lease includes the leasing of all of the IBX plant and machinery equipment located in the building. Both the building and equipment components of this lease are being accounted for as a capital lease. We took possession of this property during the fourth quarter of 2004, and as a result, recorded property and equipment assets, as well as a capital lease obligation, totaling $35.3 million. Payments under this lease, which commenced in November 2004, will be made through 2019 at an effective interest rate of 8.50% per annum. We intend to place customers in this center in 2005.

In December 2004, we entered into a long-term lease for a 103,000 square foot data center in the Silicon Valley area. This data center is close to our existing IBX centers in the Silicon Valley, and expands the global Equinix footprint to approximately 1.4 million square feet. This new lease will add an additional $34.2 million in cumulative monthly lease payments through 2020, commencing February 2005. We will take possession of this property during the first quarter of 2005. We currently intend to place customers in this data center in 2005. Concurrent with the signing of this lease, we also purchased the assets located in this data center and entered into an agreement to interconnect all three of our Silicon Valley IBX centers to each other through redundant dark fiber links managed by us. This will allow our customers to have access to all the networks and customers in each of the three Silicon Valley IBXs. We are currently evaluating the accounting treatment for this lease, and related agreements, and will have this evaluation completed in March 2005.

In December 2004, in light of the availability of fully built-out data centers in select markets at costs significantly below those costs we would incur in building out new space, we made the decision to exit leases for excess space adjacent to one of our New York metro area IBXs, as well as space on the floor above our original Los Angeles IBX. As a result of our decision to exit these spaces, we recorded a restructuring charge totaling $17.7 million, which represents the present value of our estimated future cash payments, net of any estimated subrental income and expense, through the remainder of these lease terms, as well as the write-off of all remaining property and equipment attributed to the excess space on the floor above our Los Angeles IBX. We entered into a two-year sublease agreement for the excess space in the New York metro area and are currently evaluating opportunities related to our excess space in Los Angeles.

In December 2004, we entered into a $25.0 million line of credit arrangement with Silicon Valley Bank that matures in December 2006. This facility is a $25.0 million revolving line of credit which, at our election, up to $10.0 million may be converted into a 24-month term loan, repayable in eight quarterly installments. We refer to this transaction as the “Silicon Valley Bank credit line.” Borrowings under the Silicon Valley Bank credit line bear interest at floating interest rates, plus applicable margins, based either on the prime rate or LIBOR. As of December 31, 2004, the Silicon Valley Bank credit line had an interest rate of 4.40% per annum; however, through the date of filing of this report on Form 10-K, we have not drawn down any amounts from this line of credit. The Silicon Valley Bank credit line also features sublimits, which allows us to issue letters of credit, enter into foreign exchange forward contracts and make advances for cash management services. Our utilization under any of these sublimits would have the effect of reducing the amount available for borrowing under the Silicon Valley Bank credit line during the period that such sublimits remain utilized and outstanding. As of December 31, 2004, we had utilized $3.2 million under the letters of credit sublimit with the issuance of three letters of credit and, as a result, reduced the amount of borrowings available to us from $25.0 million to $21.8 million. The Silicon Valley Bank credit line is secured by substantially all of our domestic assets and contains numerous covenants, including financial covenants, such as maintaining minimum cash balance levels and meeting minimum quarterly revenue targets, which we are in full compliance of. The Silicon Valley Bank credit line provides us with additional liquidity and financing flexibility.

In January 2005, we converted 95% of the outstanding convertible secured notes and accrued and unpaid interest, held by STT Communications Ltd., into 4.1 million shares of our preferred stock, which was subsequently converted into 4.1 million shares of our common stock in February 2005. The remaining 5% of the convertible secured notes, totaling $1.9 million, that remain outstanding will be eligible for conversion by Equinix in early 2006 into approximately 250,000 shares (including anticipated interest expense to be incurred during 2005 and early 2006), provided that the closing price of our common stock exceeds $32.12 per share for thirty consecutive trading days. We refer to this transaction as the “STT convertible secured notes conversion.”

The Combination, Financing, Senior Note Exchange and Crosslink Financing

In October 2002, we entered into agreements to consummate a series of related acquisition and financing transactions. These transactions closed on December 31, 2002. Under the terms of these agreements, we combined our business with two similar businesses, that of i-STT Pte Ltd, or i-STT, and Pihana Pacific, Inc., or

Pihana. i-STT’s business was based in Singapore, with operations in Singapore and a joint venture in Thailand. Pihana’s business was based in Hawaii, with operations in Honolulu, Los Angeles, Hong Kong, Singapore, Sydney and Tokyo. In connection with the acquisition of i-STT and Pihana, we issued approximately 3.5 million shares of our common stock and approximately 1.9 million shares of our Series A preferred stock. We refer to this transaction as the “combination.” In conjunction with the combination, we issued to i-STT’s former parent company, STT Communications Ltd., or STT Communications, a $30.0 million convertible secured note in exchange for cash. We refer to this transaction as the “financing.”

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

Furthermore, in conjunction with the combination, financing and senior note exchange, we amended our credit facility, and on December 31, 2002, we completed a 32 for 1 reverse stock split of our common stock in order to comply with Nasdaq initial listing requirements. Unless otherwise noted, all share and per share amounts in this Form 10-K have been adjusted to give effect to the reverse stock split.

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

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue recognition and allowance for doubtful accounts;

•	Accounting for income taxes;

•	Estimated and contingent liabilities;

•	Accounting for property and equipment;

•	Impairment of long-lived assets, including goodwill;

•	Accounting for leases and IBX acquisitions;

•	Accounting for restructuring charges; and

•	Accounting for stock-based compensation.

Revenue Recognition and Allowance for Doubtful Accounts.    We derive more than 90% of our revenues from recurring revenue streams, consisting primarily of (1) colocation services, such as from the licensing of cabinet space and power; (2) interconnection services, such as cross connects and Gigabit Ethernet ports and (3) managed infrastructure services, such as Equinix Direct, bandwidth and other e-business services such as mail service and managed platform solutions. The remainder of our revenues are from non-recurring revenue streams, such as from the recognized portion of deferred installation revenues, professional services, contract settlements and equipment sales. Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to three years. Fees for the provision of e-business services are recognized progressively as the services are rendered in accordance with the contract terms, except where the future costs cannot be estimated reliably, in which case fees are recognized upon the completion of services. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the term of the related contract or expected customer relationship. Professional service fees are recognized in the period in which the services were provided and represent the culmination of the earnings process as long as they meet the criteria for separate recognition under EITF Abstract No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue from bandwidth and equipment is recognized on a gross basis in accordance with EITF Abstract No. 99-19, “Recording Revenue as a Principal versus Net as an Agent”, primarily because we act as the principal in the transaction, take title to products and services and bear inventory and credit risk. To the extent we do not meet the criteria for gross basis accounting for bandwidth and equipment revenue, we record the revenue on a net basis. Revenue from contract settlements is recognized on a cash basis when no remaining performance obligations exist to the extent that the revenue has not previously been recognized.

We occasionally guarantee certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, we reduce revenue for any credits given to the customer as a result. We generally have the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have not been significant.

Revenue is recognized only when the service has been provided and when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. It is customary business practice to obtain a signed master sales agreement and sales order prior to recognizing revenue in an arrangement. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not request collateral from our customers, although in certain cases we obtain a security interest in a customer’s equipment placed in our IBX centers or obtain a deposit. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. In addition, we also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments for those customers that we had expected to collect the revenues. If the financial condition of our customers were to deteriorate or if they become insolvent, resulting in an impairment of their ability to make payments, allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of our reserves. A specific bad debt reserve of up to the full amount of a particular invoice value is provided for certain problematic customer balances. A general reserve is established for all other accounts based on the age of the invoices. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable.

Our customer base has historically been composed of businesses throughout the U.S. Commencing in the 2003 fiscal year our revenues included revenues from our newly-acquired Asia-Pacific operations. For the year ended December 31, 2003 our revenues were split approximately 85% in the U.S. and 15% in Asia-Pacific. For the year ended December 31, 2004 our revenues were split approximately 87% in the U.S. and 13% in Asia-Pacific. We perform ongoing credit evaluations of our customers. As of December 31, 2004, one customer, IBM, accounted for 13% of annual revenues and 12% of accounts receivable. As of December 31, 2003, this same customer accounted for 15% of annual revenues and 11% of accounts receivable. As of December 31, 2002, this same customer accounted for 20% of annual revenues. No other single customer accounted for greater than 10% of accounts receivable or annual revenues for the periods presented.

Accounting for Income Taxes.    Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected more likely than not to be realized in the future. The assessment of whether or not a valuation allowance is required often requires significant judgment including the forecast of future taxable income and the evaluation of tax planning strategies in each of the jurisdictions in which we operate. We also account for any income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.”

We currently have provided for a full valuation allowance against our net deferred tax assets. We have considered the positive and negative evidences affecting the assessment of a full valuation allowance. Based on the available objective evidence, management does not believe it is more likely than not that the net deferred tax assets will be realizable in the future. Should we determine that we would be able to realize our deferred tax assets in the foreseeable future, a reversed adjustment to the valuation allowance would benefit net income in the period such determination is made.

In preparing the consolidated financial statement, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The determination of income taxes also involves estimating the impact of additional taxes resulting from tax examinations and uncertainties in the application of complex tax laws and regulations. Accruals for tax contingencies require management to estimate the actual outcome of any such audits and the impact of uncertainties. Actual results could vary from these estimates.

Estimated and Contingent Liabilities.    Management estimates exposure on certain liabilities and contingent liabilities, such as property taxes and litigation, based on the best information available at the time of determination. With respect to real and personal property taxes, management records what it can reasonably estimate based on prior payment history, current landlord estimates or estimates based on current or changing fixed asset values in each specific municipality, as applicable. However, there are circumstances beyond our control whereby the underlying value of the property or basis for which the tax is calculated on said property may change, such as a landlord selling the underlying property of one of our IBX center leases or a municipality changing the assessment value in a jurisdiction and, as a result, our property tax obligations may vary from period to period. Based upon the most current facts and circumstances, we make the necessary property tax accruals for each of our reporting periods. However, revisions in our estimates of the potential or actual liability could materially impact our results of operation and financial position.

For litigation claims, when management can reasonably estimate the range of loss and when an unfavorable outcome is probable, a contingent liability is recorded. For current legal proceedings, management believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on the Company’s financial position, results of operations and cash flows. Furthermore, because of the uncertainties as to the outcome of these proceedings and since no range of loss can be estimated at this time, management has determined that no accrual is needed. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

Accounting for Property and Equipment.    Property and equipment are stated at original cost, or in the case of IBX centers that we acquire, at fair value at the time of acquisition. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally two to five years for non-IBX equipment and seven to twelve years for IBX equipment. Leasehold improvements and assets acquired under capital lease are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement.

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

Impairment of Long-Lived Assets, Including Goodwill.    We account for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standard, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or in the case of goodwill, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We evaluate the carrying value of our long-lived assets, consisting primarily of our IBX centers and goodwill, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable or at least on an annual basis during the fourth quarter for goodwill. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value or significant reductions in projected future cash flows. We currently operate in one reportable segment; however our goodwill is attributed solely to our Singapore reporting unit.

Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in orderly liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. Our net long-lived assets as of December 31, 2004 and December 31, 2003, included property and equipment of $343.4 million and $343.6 million, respectively, and goodwill and other identifiable intangible assets of $22.3 million and $23.5 million, respectively.

Accounting for Leases and IBX acquisitions.    We currently have 15 IBX centers in the U.S. and Asia-Pacific. Our current strategy has been to enter into long-term leases for our IBX centers rather than to purchase and own these properties. The majority of our IBX centers are accounted for as operating leases; however, in April 2004, we entered into a long-term lease for a 95,000 square foot data center in the Washington, D.C. metro area. This lease, which includes the leasing of all of the IBX plant and machinery equipment located in the building, is a capital lease. We account for leases in accordance with SFAS No. 13, “Accounting for Leases.” Although we do not have title to any of the leased assets contained in our new Washington, D.C. metro area IBX, this lease qualified for capital lease treatment as a result of the present value of the minimum lease payments equaling or exceeding 90% of the fair value of the leased property. Our analysis of this lease required significant judgment and estimates in order to assess the fair value of the leased property and determine our incremental borrowing rate given no implicit rate was defined within the lease to allow us to calculate the present value of the minimum lease payments. In addition, as this lease contained land, building and equipment elements, we had to separate the individual elements and analyze each element separately.

While our first seven IBX centers were designed and built by us, in light of the availability of fully built-out data centers in select markets at costs significantly below the cost we would incur in building out new space, we have altered our business strategy to acquire fully built-out data centers rather than build out our own data centers in order to meet our IBX expansion needs. Each individual IBX expansion transaction, while still in the form of a long-term lease, is unique. For example, with respect to the Santa Clara IBX acquisition in December 2003, rather than enter into a long-term lease for both the building and data center plant and equipment like the Washington, D.C. metro area IBX transaction mentioned above, we leased only the building in Santa Clara and purchased the data center property and equipment located in the building. Yet, the building lease had payment terms which were at a premium to prevailing market rates for similar properties at the time of signing the lease. As a result, we recorded an unfavorable lease liability, which is being amortized into rent expense over the term of the lease. Also, given that the Santa Clara data center was an operating data center, unlike the vacant Washington, D.C. metro area data center, we were required to negotiate with various customers located in the data center and enter into new contracts with these customers. In addition, we hired a number of the employees that were already working in this data center. As a result, we recorded several intangible assets.

In summary, each individual data center expansion will require a significant amount of judgment and management estimates in order to properly address the accounting treatment.

Accounting for Restructuring Charges.    We have recorded restructuring charges in three of the past five years as we modified our business strategy in light of changing economic circumstances. Most recently, in December 2004, in light of the availability of fully built-out data centers in select markets at costs significantly below those costs we would incur in building out new space, we made the decision to exit leases for excess space adjacent to one of our New York metro area IBXs, as well as space on the floor above our original Los Angeles IBX. As a result of our decision to exit these spaces, we recorded a restructuring charge totaling $17.7 million, which represents the present value of our estimated future cash payments, net of any estimated subrental income and expense, through the remainder of these lease terms, as well as the write-off of all remaining property and equipment attributed to the excess space on the floor above our Los Angeles IBX. We entered into a two-year sublease agreement for the excess space in the New York metro area and are currently evaluating opportunities related to our excess space in Los Angeles.

We account for such activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under the provisions of SFAS No. 146, we had to estimate the future cash payments required to exit these two leases, net of any estimated sub-rental income and expense, through the remainder of these lease terms and then determine the present value of such future cash flows to record the appropriate restructuring charge. In future periods, we will record accretion expense to accrete our accrued restructuring liability up to an amount equal to the total estimated future cash payments necessary to complete the exit of these leases. This restructuring activity required a significant amount of judgment and management estimates in order to determine a reasonable scenario of future net cash flows required to exit these leases, as well as to determine the appropriate discount rate to calculate the present value of the future net cash flows. Should the actual lease exit costs differ from our estimates, we may be required to adjust our restructuring charges associated with these two leases, which would impact net income in the period such determination was made. In addition, in the future, circumstances may change which would require us to record additional restructuring charges, which would require similar levels of judgment and management estimates in order to determine the appropriate restructuring charge to record.

Accounting for Stock-Based Compensation.    We account for stock-based compensation plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted under SFAS No. 123, we use the intrinsic value-based method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for our employee stock-based compensation plans. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of our shares and the exercise price of the option. Unearned deferred compensation resulting from employee option grants is amortized on an accelerated basis over the vesting period of the individual options, in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” We have also adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of SFAS No. 123.”

Primarily as a result of employee stock options being granted at exercise prices below fair market value prior to the Company’s initial public offering (IPO) in August 2000, the Company recorded a deferred stock-based compensation charge on its balance sheet of $54,537,000 in 2000, which was amortized over the four-year vesting life of these individual stock options net of the reversal of any previously recorded accelerated stock-based compensation expense due to the forfeitures of those stock options prior to vesting. The amortization of the deferred stock-based compensation related to these pre-IPO stock options ended in August 2004. Subsequent to our IPO, since we generally only grant stock options at fair value on the date of grant, we currently do not have any significant deferred stock-based compensation remaining to be amortized. As of December 31, 2004, deferred stock-based compensation on our balance sheet totaled $260,000, and for the years ended December 31, 2004, 2003 and 2002, we recognized stock-based compensation expense of $1,467,000, $2,905,000 and $6,878,000. Had the Company recognized stock-based compensation under the fair value provisions of SFAS No. 123, the Company would have recognized stock-based compensation expense of $20,756,000, $10,238,000 and $12,866,000 for the years ended December 31, 2004, 2003 and 2002, respectively, using the Black-Scholes option-pricing model with assumptions appropriate to this three-year period. For further detailed information on how we calculated these pro forma stock-based compensation charges, see Note 1 of our “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K below.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation, such as employee stock purchase plans and restricted stock awards. In addition, SFAS No. 123(R) supercedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Under the provisions of SFAS No. 123(R), stock-based compensation awards must meet certain criteria in order for the award to qualify for equity classification. An award that does not meet those criteria will be classified as a liability and will need to be re-measured each period. SFAS No. 123(R) retains the requirements on accounting for the income tax effects of stock-based compensation contained in SFAS no. 123; however, it changes how excess tax benefits will be presented in the statement of cash flows. SFAS No. 123(R) is effective for reporting periods beginning after June 15, 2005. Senior management is currently considering the financial accounting, income tax and internal control implications of SFAS No. 123(R). The adoption of SFAS No. 123(R) is expected to have a significant impact on our financial position and results of operations.

Results of Operations

Years Ended December 31, 2004 and 2003

Revenues.    Our revenues for the years ended December 31, 2004 and 2003 were split between the following revenue classifications (dollars in thousands):

	Year ended December 31,
	2004	%	2003	%
Recurring revenues	$154,432	94%	$109,957	93%

Non-recurring revenues:
Installation and professional services	8,350	5%	6,221	5%
Other	889	1%	1,764	2%

	9,239	6%	7,985	7%

Total revenues	$163,671	100%	$117,942	100%

Our revenues for the years ended December 31, 2004 and 2003 were geographically comprised of the following (dollars in thousands):

	Year ended December 31,
	2004	%	2003	%
U.S. revenues	$141,598	87%	$99,669	85%
Asia-Pacific revenues	22,073	13%	18,273	15%

Total revenues	$163,671	100%	$117,942	100%

We recognized revenues of $163.7 million for the year ended December 31, 2004 as compared to revenues of $117.9 million for the year ended December 31, 2003, a 39% increase. We segment our business geographically between the U.S. and Asia-Pacific as further discussed below.

Our business is based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure services. We consider these services recurring as once a customer has been installed in one of our IBX centers they are billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues are a significant component of our total revenues comprising 94% of our total revenues for the year ended December 31, 2004 as compared to 93% in the prior year. Historically, greater than half of our customers order new services each quarter and greater than half of our new orders come from our already installed customer base each quarter.

Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services that we perform. These services are considered to be non-recurring as they are billed typically once and only upon completion of the installation or professional services work performed. The non-recurring revenues are typically billed on the first invoice distributed to the customer. Installation and professional services revenues increased 34% period over period, primarily due to strong existing and new customer growth during the year. As a percent of total revenues, we expect non-recurring revenues to represent approximately 5% of total revenues in each period. Other non-recurring revenues are comprised primarily of customer settlements, which represent fees paid to us by customers who wish to terminate their contracts with us prior to their expiration.

In addition to reviewing recurring versus non-recurring revenues, we look at two other primary metrics when we analyze our revenues: 1) customer count and 2) weighted-average percentage utilization. Our customer count increased to 950 as of December 31, 2004 versus 712 as of December 31, 2003, an increase of 33%. Our weighted-average utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Our weighted-average utilization rate grew to 45% as of December 31, 2004 from 35% as of December 31, 2003. Although we have substantial capacity for growth, our utilization rates vary from market to market among our 15 worldwide IBX centers. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. Therefore, consistent with our lease of Sprint’s Santa Clara property in December 2003 and our expansion into the Washington, D.C. metro area market in April 2004 and further expansion into the Silicon Valley market in December 2004, we continually review available space in our other operating markets.

U.S. Revenues.    We recognized U.S. revenues of $141.6 million for the year ended December 31, 2004 as compared to $99.7 million for the year ended December 31, 2003. U.S. revenues consisted of recurring revenues of $134.3 million and $93.6 million, respectively, for the year ended December 31, 2004 and 2003, a 43% increase. U.S. recurring revenues consist primarily of colocation and interconnection services plus a nominal amount of managed infrastructure services. U.S. recurring revenues for the year ended December 31, 2004 included revenue generated from the recently acquired Santa Clara IBX center. Excluding revenue from this acquired U.S. IBX hub, the period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customer growth acquired during the period as reflected in the growth in our customer count and weighted-average utilization rate as discussed above. As noted above, historically, greater than half of our new orders come from our already installed customer base each period. We expect our U.S. recurring revenues to continue to grow and remain our most significant source of revenue for the foreseeable future.

In addition, U.S. revenues consisted of non-recurring revenues of $7.3 million and $6.1 million, respectively, for the year ended December 31, 2004 and 2003. Non-recurring revenues are primarily related to the recognized portion of deferred installation, professional services and settlement fees associated with certain contract terminations. Included in U.S. non-recurring revenues are settlement fees of $609,000 and $1.2 million, respectively, for the year ended December 31, 2004 and 2003. The $609,000 in settlement fees for the year ended

December 31, 2004 primarily represented a bankruptcy court-mandated payment from Excite@Home. The $1.2 million in settlement fees for the year ended December 31, 2003 primarily represented bankruptcy court-mandated payments from both Worldcom and Excite@Home. Excluding any settlement fees that we may recognize in the future, we expect our U.S. non-recurring revenues to increase moderately in the foreseeable future as we continue to expand our customer base and recognize deferred non-recurring revenue attributed to certain custom projects for the U.S. government.

Asia-Pacific Revenues.    We recognized Asia-Pacific revenues of $22.1 million for the year ended December 31, 2004 as compared to $18.2 million for the year ended December 31, 2003. Asia-Pacific revenues consisted of recurring revenues of $20.2 million and $16.3 million, respectively, for the year ended December 31, 2004 and 2003, consisting primarily of colocation and managed infrastructure services. In addition, Asia-Pacific revenues consisted of non-recurring revenues of $1.9 million for both years ended December 31, 2004 and 2003. Asia-Pacific non-recurring revenues included $280,000 and $584,000, respectively, of contract settlement revenue for the year ended December 31, 2004 and 2003. Asia-Pacific revenues are generated from Hong Kong, Singapore, Sydney and Tokyo with Singapore representing approximately 52% and 77%, respectively, of the regional revenues for the year ended December 31, 2004 and 2003. Our Asia-Pacific colocation revenues are similar to the revenues that we generate from our U.S. IBX centers; however, our Singapore IBX center has additional managed infrastructure service revenue, such as mail service and managed platform solutions, which we do not currently offer in any other IBX center location. The growth in our Asia-Pacific revenues is primarily the result of an increase in the customer base in this region during the past year, particularly in Tokyo and Sydney; however, this revenue growth was partially offset by a decrease in low-margin bandwidth revenue in Singapore of approximately $3.1 million. We expect our Asia-Pacific revenues to grow over the foreseeable future.

Cost of Revenues.    Cost of revenues were $136.9 million for the year ended December 31, 2004 as compared to $128.1 million for the year ended December 31, 2003, a 7% increase. The largest cost components of our cost of revenues are depreciation, rental payments related to our leased IBX centers, utility costs including electricity and bandwidth, IBX employees’ salaries and benefits, supplies and equipment and security services. A substantial majority of our cost of revenues are fixed in nature and do not vary significantly from period to period. However, there are certain costs, which are considered variable in nature, including utilities and supplies, that are directly related to growth of services for our existing and new customer base. Given a large component of our cost of revenues are fixed in nature, we anticipate any growth in revenues will have a significant incremental flow-through to gross profit; however, power and cooling requirements are growing on a per server basis. As a result, customers are consuming an increasing amount of power per cabinet. This, combined with the fact that we do not currently control the amount of draw our customers take from installed circuits, means that our utility costs are expected to increase in the future, and we may not be successful in raising power revenues to a sufficient level to offset such expected increases in utility costs. We continue to monitor power draw and rates in each of our IBX centers.

U.S. Cost of Revenues.    U.S. cost of revenues were $118.3 million for the year ended December 31, 2004 as compared to $107.5 million for the year ended December 31, 2003. U.S. cost of revenues included $50.1 million of depreciation expense, $35,000 of stock-based compensation expense, $355,000 of accretion expense associated with our asset retirement obligations relating to our various leaseholds and $147,000 of amortization expense associated with an intangible asset related to our Santa Clara IBX center for the year ended December 31, 2004. U.S. cost of revenues included $49.9 million of depreciation expense, $59,000 of stock-based compensation expense, $562,000 of accretion expense associated with our asset retirement obligations relating to our various leaseholds and $13,000 of amortization expense associated with an intangible asset related to our Santa Clara IBX center for the year ended December 31, 2003. Excluding depreciation, stock-based compensation, accretion expense and amortization expense, U.S. cost of revenues increased period over period to $67.7 million for the year ended December 31, 2004 from $56.9 million for the year ended December 31, 2003, a 19% increase. This increase is primarily the result of the operating costs associated with the Santa Clara IBX center acquired on December 1, 2003, as well as increasing utility costs in our IBX centers, excluding the newly-

acquired Santa Clara IBX, of $4.1 million in line with increasing customer installations and revenues attributed to this customer growth and $1.2 million of higher compensation costs in our IBX centers, excluding the newly-acquired Santa Clara IBX, including general salary increases and bonuses for our IBX staff. We continue to anticipate that our cost of revenues will increase in the foreseeable future as the occupancy levels in our U.S. IBX centers increase, however as a percent of revenues, we anticipate our cost of revenues will continue to decline.

Asia-Pacific Cost of Revenues.    Asia-Pacific cost of revenues were $18.6 million for the year ended December 31, 2004 as compared to $20.6 million for the year ended December 31, 2003. Asia-Pacific cost of revenues included $3.7 million of depreciation expense and $194,000 of non-cash rent expense associated with the value attributed to warrants issued to our landlord in connection with a lease amendment for our Hong Kong IBX center for the year ended December 31, 2004. Asia-Pacific cost of revenues included $4.4 million of depreciation expense for the year ended December 31, 2003. Excluding depreciation and non-cash rent expense, Asia-Pacific cost of revenues decreased period over period to $14.7 million for the year ended December 31, 2004 from $16.2 million for the year ended December 31, 2003, a 9% decrease. This decrease is primarily the result of (i) a decrease in bandwidth costs in Singapore associated with a corresponding decrease in low-margin bandwidth revenue in this location of approximately $2.4 million, (ii) a decrease in operating costs in Singapore as a result of the asset sale of one of our two IBX centers in Singapore that occurred during the fourth quarter of 2003 of $804,000 and (iii) the renegotiation and reduction of our Hong Kong and Tokyo lease costs, resulting in rent savings of approximately $538,000. These decreases are partially offset by some cost increases in line with increasing customer installations and revenues attributed to our customer growth in this region, including increasing utility costs in our Asia-Pacific IBX centers of $649,000. Our Asia-Pacific costs of revenues are generated in Hong Kong, Singapore, Sydney and Tokyo. There are several managed IT infrastructure service revenue streams unique to our Singapore IBX hub, such as mail service and managed platform solutions, that are more labor intensive than our service offerings in the United States. As a result, our Singapore IBX center has a greater number of employees than any of our other IBX centers, and therefore, a greater labor cost relative to our other IBX centers in the United States or other Asia-Pacific locations. We anticipate that our Asia-Pacific cost of revenues will experience moderate growth in the foreseeable future consistent with our anticipated growth in revenues in this region.

Sales and Marketing.    Sales and marketing expenses decreased to $18.6 million for the year ended December 31, 2004 from $19.4 million for the year ended December 31, 2003.

U.S. Sales and Marketing Expenses.    U.S. sales and marketing expenses increased to $13.8 million for the year ended December 31, 2004 from $12.5 million for the year ended December 31, 2003. Included in U.S. sales and marketing expenses were $119,000 and $299,000, respectively, of stock-based compensation expense and amortization expense associated with an intangible asset in connection with our Santa Clara IBX center for the years ended December 31, 2004 and 2003. Excluding stock-based compensation and amortization expense, U.S. sales and marketing expenses increased to $13.7 million for the year ended December 31, 2004 as compared to $12.2 million for the year ended December 31, 2003, a 12% increase. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. This increase is primarily due to increased compensation costs of $1.1 million, primarily as a result of growth in our revenue bookings and an increase in the number of sales and marketing headcount. Going forward, we expect U.S. sales and marketing spending to increase at a measured rate but will decrease as a percent of revenues.

Asia-Pacific Sales and Marketing Expenses.    Asia-Pacific sales and marketing expenses decreased to $4.8 million for the year ended December 31, 2004 as compared to $6.9 million for the year ended December 31, 2003. Included in Asia-Pacific sales and marketing expenses were $1.8 million and $2.1 million, respectively, of amortization expense associated with several intangible assets associated with our Singapore operations for the years ended December 31, 2004 and 2003. Excluding amortization expense, Asia-Pacific sales and marketing expenses decreased to $3.0 million during the year ended December 31, 2004 down from $4.8 million in the prior year, primarily as a result of headcount and overall compensation cost reductions in the Singapore region last year of approximately 14% and a decrease in overall discretionary spending due in large part to synergistic savings as a result of the combination that closed on December 31, 2002. Our Asia-Pacific sales and marketing expenses consist of the same type of costs that we incur in our U.S. operations, namely compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. Our Asia-Pacific sales and marketing expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. We expect that our Asia-Pacific sales and marketing expenses excluding amortization of intangible assets will remain relatively flat in the foreseeable future; however, as a result of the intangible assets in Singapore having now been fully amortized during December 2004, total Asia-Pacific sales and marketing expenses will decrease further commencing in 2005.

General and Administrative.    General and administrative expenses decreased to $32.5 million for the year ended December 31, 2004 from $34.3 million for the year ended December 31, 2003.

U.S. General and Administrative Expenses.    U.S. general and administrative expenses decreased to $25.9 million for the year ended December 31, 2004 as compared to $28.3 million for the year ended December 31, 2003. Included in U.S. general and administrative expenses for the year ended December 31, 2004, were $1.8 million and $1.4 million of depreciation expense and stock-based compensation expense, respectively. Included in U.S. general and administrative expenses for the year ended December 31, 2003, were $5.3 million and $2.6 million of depreciation expense and stock-based compensation expense, respectively. Depreciation and stock-based compensation expense decreased period over period as certain headquarter-based assets became fully depreciated during the year, and certain stock-based compensation costs became fully amortized. Excluding depreciation and stock-based compensation expense, U.S. general and administrative expenses increased to $22.7 million for the year ended December 31, 2004, as compared to $20.4 million for the prior year, an 11% increase. This increase is primarily due to higher professional service fees and other legal-related costs and expenses of $1.8 million, including $733,000 of external costs attributed to our Sarbanes-Oxley compliance initiatives. We continue to incur additional costs related to our Sarbanes-Oxley compliance initiative and this initiative will continue to impose additional costs on Equinix as a public company, both in the form of outside professional service fees for auditors and other advisors, and internal costs related to various devoted teams throughout the organization. We also have higher overall compensation costs of $1.9 million related to annual salary merit increases and corporate bonus programs, as well as an increase in the number of new hires over the past year. In addition, during 2004, we incurred a net charge of $190,000 related to the liquidation of certain legacy subsidiaries in Europe and we do not expect this cost to recur (we initially recorded a charge of $512,000 in the third quarter, which was offset by a reduction in the charge of $322,000 in the fourth quarter as a result of a favorable settlement reached in December 2004). These increases in costs are partially offset by some savings related to the shutdown of the Pihana corporate office in Honolulu that was completed in June 2003, and the relocation of the corporate headquarter office from Mountain View to Foster City in March 2003 totaling $1.9 million. General and administrative expenses, excluding depreciation and stock-based compensation, consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses such as our corporate headquarter office lease. Going forward we expect to see U.S. general and administrative spending increase nominally in absolute dollars, but decrease as a percent of revenues.

Asia-Pacific General and Administrative Expenses.    Asia-Pacific general and administrative expenses increased to $6.6 million for the year ended December 31, 2004 as compared to $6.0 million for the year ended December 31, 2003. Included in Asia-Pacific general and administrative expenses were $366,000 and $497,000, respectively, of depreciation expense for the year ended December 31, 2004 and 2003. Excluding depreciation, Asia-Pacific general and administrative expenses increased to $6.2 million for the year ended December 31, 2004, as compared to $5.5 million for the prior year, a 13% increase. This increase is primarily related to an increase in professional service fees of $141,000 related to our Sarbanes-Oxley compliance initiative in Singapore and higher compensation costs of $450,000 as a result of annual merit increases and corporate bonus programs. Our Asia-Pacific general and administrative expenses consist of the same type of costs that we incur in our U.S. operations, namely salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. Our Asia-Pacific general and administrative expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. Our Asia-Pacific headquarter office is located in Singapore. Most of the corporate overhead support functions that we have in the U.S. also reside in our Singapore office in order to support our Asia-Pacific operations. In addition, we have separate office locations in Hong Kong and Tokyo. We expect our Asia-Pacific general and administrative expenses will remain relatively flat or experience only moderate growth for the foreseeable future.

Restructuring Charges.    During the year ended December 31, 2004, we recorded restructuring charges of $17.7 million. In light of the availability of fully built-out data centers in select markets at costs significantly below those costs we would incur in building out new space, we made the decision in December 2004 to exit leases for excess space adjacent to one of our New York metro area IBXs, as well as space on the floor above our original Los Angeles IBX. The restructuring charges consisted of (i) a $13.9 million charge representing the present value of our estimated future cash payments, net of any estimated subrental income and expense, through the remainder of these lease terms; and (ii) a write-off of property and equipment of $3.8 million, representing the write-off of all remaining property and equipment attributed to the excess space on the floor above our Los Angeles IBX. We entered into a two-year sublease agreement for the excess space in the New York metro area and are currently evaluating opportunities related to our excess space in Los Angeles. We expect that as a result of these restructuring charges, we will realize annual savings in cost of revenues commencing in 2005 of approximately $1.8 million. As of December 31, 2004, we had total accrued restructuring charges of $14.8 million recorded as liabilities on our balance sheet related to these excess lease spaces. For further detailed information on our restructuring charges, see Note 17 of our “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K below. We did not incur any restructuring charges during the year ended December 31, 2003.

Interest Income.    Interest income increased to $1.3 million from $296,000 for the years ended December 31, 2004 and 2003, respectively. Interest income increased due to higher average cash, cash equivalent and short-term and long-term investment balances held in interest-bearing accounts during these periods, as well as to increased yields on those balances.

Interest Expense.    Interest expense decreased to $11.5 million from $20.5 million for the years ended December 31, 2004 and 2003, respectively. The decrease in interest expense was primarily attributable to the reduction in the principal balance outstanding on our credit facility during 2003 and 2004. These interest expense savings were partially offset by additional non-cash interest expense associated with the $10.0 million 10% convertible secured notes issued on June 5, 2003 as a result of the Crosslink financing. However, during the quarter ended March 31, 2004, with the proceeds from the convertible debenture offering, we fully paid off the remaining credit facility and two other debt facilities, as well as fully redeemed the remaining 13% senior notes that were outstanding. In addition, in March 2004, the $10.0 million 10% convertible secured notes issued in connection with the Crosslink financing were converted to 2.5 million shares of our common stock. As a result of these various repayments, redemption and conversion of our older debt facilities, which have been replaced with our $86.3 million 2.5% convertible subordinated debentures, our interest expense commencing with the second quarter of 2004 was significantly reduced.

Absent additional financings, we expect that our interest expense will continue to decrease in 2005 as a result of the conversion in January 2005 of the STT convertible secured notes, bearing non-cash interest at 14%. This interest savings, however, will be partially offset by additional interest expense attributed to our $35.3 million capital lease, which bears interest at 8.5%, related to our new data center in the Washington D.C. metro area.

Loss on Debt Extinguishment and Conversion.    In February 2004, with the proceeds from the convertible debenture offering, we fully paid off the remaining credit facility and two other debt facilities, as well as fully redeemed the remaining 13% senior notes that were outstanding at a premium of 106.5% through March 2004. In addition, in March 2004, the 10% $10.0 million convertible secured notes issued in connection with the Crosslink financing, which contained a beneficial conversion feature, were converted to 2.5 million shares of our common stock. As a result of these various repayments, redemption and conversion of our older debt facilities, we recorded a loss on debt extinguishment and conversion of $16.2 million, comprised primarily of the write-off of the various debt issuance costs and discounts associated with these various debt facilities totaling $13.7 million, as well as the premium paid to the holders of our 13% senior notes required to redeem these early and other cash transaction costs totaling $2.5 million. There was no such debt extinguishment or conversion activity during the year ended December 31, 2003.

Income Taxes.    A full valuation allowance is recorded against our deferred tax assets as management cannot conclude, based on available objective evidence, when it is more likely than not that the gross value of its deferred tax assets will be realized. However, for the year ended December 31, 2004, we recorded $153,000 of income tax expense, primarily representing income taxes related to our international subsidiaries. We have previously not incurred any significant income tax expense since inception and we do not expect to incur any significant income tax expense during 2005 and 2006.

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

Our business is based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure services. We consider these services as recurring as once a customer has been installed in one of our IBX centers they are billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues are a significant component of our total revenues comprising 93% of our total revenues for the year ended December 31, 2003, an increase from the 85% level in the prior year. To review our revenue recognition policies for our recurring revenue streams, refer to “Critical Accounting Policies and Estimates” above.

Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and, professional services that we perform. These services are considered to be non-recurring as they are billed typically once and only upon completion of the installation or professional services work performed. The non-recurring revenues are typically billed on the first invoice distributed to the customer. Installation and professional services revenues increased 53% year over year, primarily due to strong existing and new customer growth during the year. As a percent of total revenues, we expect non-recurring revenues to represent approximately 5% of total revenues in each year. Other non-recurring revenues include equipment resales and customer settlements. This non-recurring revenue line decreased significantly from the prior year as (i) we are no longer pursuing equipment resales due a change in product strategy and (ii) the number of customer right-sizings and settlements decreased substantially during 2003. To review our revenue recognition policies for our non-recurring revenue streams, refer to “Critical Accounting Policies and Estimates” above.

In addition to reviewing recurring versus non-recurring revenues, we look at two other primary metrics when we analyze our revenues: 1) customer count and 2) percentage utilization. Our customer count increased to 712 as of December 31, 2003 versus 568 as of December 31, 2002, an increase of 25%. Our utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Our utilization rate as of December 31, 2003 was 37% versus 29% as of December 31, 2002, an increase of 28%, including our Asia-Pacific operations for both periods. Although we have substantial capacity for growth, our utilization rates vary from market to market among our 15 worldwide IBX centers. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. Therefore, consistent with our acquisition of the Sprint’s Santa Clara property in December 2003, we will continue to review our available space in our other operating markets.

U.S. Revenues.    We recognized U.S. revenues of $99.7 million for the year ended December 31, 2003 as compared to $77.2 million for the year ended December 31, 2002. U.S. revenues consisted of recurring revenues of $93.6 million and $65.3 million, respectively, for the year ended December 31, 2003 and 2002, a 43% increase. U.S. recurring revenues consist primarily of colocation and interconnection services plus a nominal amount of managed infrastructure services. U.S. recurring revenues for the year ended December 31, 2003 includes $5.1 million of revenues generated from the two U.S. IBX centers acquired from Pihana on December 31, 2002 located in Los Angeles and Honolulu. Excluding revenues from these acquired U.S. IBX centers, the period over period growth in recurring revenues of 60% was primarily the result of an increase in orders from both our existing customers and new customer growth acquired during the year as reflected in the growth in our customer count and utilization rate as discussed above. In addition, consistent with the growth in our customer base, our interconnection revenues have grown as our customers continue to expand their interconnection activity with each other. As of December 31, 2003, U.S. interconnection revenue represented 21% of total U.S. recurring revenue as compared to 9% in the prior year. We expect our U.S. recurring revenues to continue to grow and remain our most significant source of revenue for the foreseeable future.

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

Asia-Pacific Revenues.    As a result of the combination that closed on December 31, 2002, which resulted in the acquisition of four Asia-Pacific IBX centers, we recognized $18.2 million of revenues in Asia-Pacific during the year ended December 31, 2003. Prior to the combination we generated no revenues from outside of the United States. Asia-Pacific revenues consisted of recurring revenues of $16.3 million, primarily from colocation and managed infrastructure services, and non-recurring revenues of $1.9 million for the year ended December 31, 2003, which includes settlement fees of $584,000, primarily from one customer that terminated its contract. Asia-Pacific revenues are generated from Singapore, Tokyo, Hong Kong and Sydney with Singapore representing approximately 77% of the regional revenues. Our Asia-Pacific revenues are similar to the revenues that we generate from our U.S. IBX centers; however, our Singapore IBX center has additional managed infrastructure service revenue, such as mail service and managed platform solutions, which we do not currently offer in any other IBX center location. We expect our Asia-Pacific revenues to decrease slightly during the first half of 2004 as we expect some churn on our low-margin bandwidth revenue in Singapore. However, excluding this expected drop in bandwidth revenue, we would otherwise expect our Asia-Pacific revenues to begin to grow over the course of the year.

Cost of Revenues.    Cost of revenues were $128.1 million for the year ended December 31, 2003 versus $104.1 million for the year ended December 31, 2002, a 23% increase. Included in cost of revenues for the year ended December 31, 2003 are the results of the two companies that we acquired on December 31, 2002, i-STT and Pihana, a cumulative total of $24.7 million. The largest cost components of our cost of revenues are depreciation, rental payments related to our leased IBX centers, utility costs including bandwidth, IBX employees’ salaries and benefits, consumable supplies and equipment and security services. A substantial majority of our cost of revenues are fixed in nature and do not vary significantly from period to period. However, there are certain costs, which are considered variable in nature including utilities and consumable supplies that are directly related to growth of services in our existing and new customer base. Given a large component of our cost of revenues are fixed in nature, we anticipate any growth in revenues will have a significant incremental flow through to gross profit in the 70 – 90% range.

U.S. Cost of Revenues.    U.S. cost of revenues were $107.5 million for the year ended December 31, 2003 as compared to $104.1 million for the year ended December 31, 2002, a 3.2% increase. U.S. cost of revenues included $49.9 million and $47.8 million, respectively, of depreciation expense and $59,000 and $266,000, respectively, of stock-based compensation expense for the year ended December 31, 2003 and 2002. During the year ended December 31, 2003, we also recorded $562,000 of accretion expense associated with our asset retirement obligation relating to our various leaseholds, which consist primarily of our IBX center operating leases, as required under FASB No. 143 that was adopted in 2003. Furthermore, U.S. cost of revenues included the costs associated with the $2.9 million of equipment resale revenue that we recorded for the year ended December 31, 2002, which was approximately $2.8 million. We recorded no equipment resale revenue for the year ended December 31, 2003. Included in the U.S. cost of revenues for the year ended December 31, 2003, were the operating costs associated with (i) the Los Angeles and Honolulu IBX centers acquired from Pihana in the combination on December 31, 2002, which totaled $4.1 million ($3.5 million excluding depreciation) and (ii) the Santa Clara IBX center acquired on December 1, 2003, which totaled $597,000. Excluding depreciation, stock-based compensation, accretion expense, the costs of equipment resales and the costs of operating the acquired U.S. IBX centers, U.S. cash cost of revenues decreased period over period to $52.8 million for the year ended December 31, 2003 from $53.1 million for the year ended December 31, 2002, a 1% decrease. This decrease is primarily the result of reduced costs associated with the San Jose ground lease of $3.6 million as a result of the option that we exercised in September 2002 to return approximately one-half of the land commencing in October 2002 (refer to ‘Restructuring Charges” below); however, this decrease is partially offset by an increase in operating costs associated with certain of our IBX centers as a result of (a) higher property taxes for certain IBX centers and (b) increasing utility costs in line with increasing customer installations and revenues attributed to this customer growth. We continue to anticipate that our cost of revenues will increase in the foreseeable future as the occupancy levels in our U.S. IBX centers increase, however as a percent of revenues, we anticipate our cost of revenues will continue to decline.

Asia-Pacific Cost of Revenues.    As a result of the combination that closed on December 31, 2002, which resulted in the acquisition of four Asia-Pacific IBX centers, we incurred an additional $20.6 million in cost of revenues from our Asia-Pacific IBX center operations during the year ended December 31, 2003. Included in this number is $4.4 million of depreciation expense. Excluding depreciation expense, our acquired cost of revenues totaled $16.2 million for Asia-Pacific. Our Asia-Pacific cost of revenues consist of the same type of costs that we incur in our U.S. IBX center operations, namely rental payments for our leased IBX centers, utility costs, site employees’ salaries and benefits, consumable supplies and equipment and security services. Our Asia-Pacific costs of revenues are generated in Singapore, Tokyo, Hong Kong and Sydney. There are several managed IT infrastructure service revenue streams unique to our Singapore IBX hub, such as mail service and managed platform solutions, that are more labor intensive than our service offerings in the United States. As a result, our Singapore IBX center has a greater number of employees than any of our other IBX centers, and therefore, a greater labor cost relative to our other IBX centers in the United States or other Asia-Pacific locations. We anticipate that our Asia-Pacific cost of revenues will experience a small decrease during the first half of 2004 as a result of the expected drop in low-margin bandwidth revenue as discussed above. However, excluding this, we would otherwise expect to see moderate growth in Asia-Pacific cost of revenues in the foreseeable future consistent with our anticipated growth in revenues over the course of the year.

Sales and Marketing.    Sales and marketing expenses increased to $19.5 million for the year ended December 31, 2003 from $15.2 million for the year ended December 31, 2002. Included in sales and marketing expenses for the year ended December 31, 2003, are the results of the two companies that we acquired on December 31, 2002, i-STT and Pihana, totaling $6.9 million.

U.S. Sales and Marketing Expenses.    U.S. sales and marketing expenses decreased to $12.5 million for the year ended December 31, 2003 as compared to $15.2 million for the year ended December 31, 2002. Included in U.S. sales and marketing expenses were $294,000 and $952,000, respectively, of stock-based compensation expense for the year ended December 31, 2003 and 2002. During the year ended December 31, 2002, we recorded $2.3 million in bad debt expense. The amount of bad debt expense that we recorded in the prior period, which was significantly larger than what we typically incur, was primarily the result of write-offs or full reserves of aged receivables associated with several customers, including Teleglobe, which had filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code last year. Excluding stock-based compensation and bad debt expense, U.S. sales and marketing expenses increased to $12.4 million from $12.0 million, respectively, for the year ended December 31, 2003 and 2002, a 3% increase. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. Excluding stock-based compensation and bad debt expense, the nominal increase in sales and marketing expenses year over year is primarily related to the incremental sales and marketing efforts associated with the two U.S. IBX centers acquired in the combination as of December 31, 2002 in Los Angeles and Honolulu, as well as an overall increase in sales compensation due to increased revenues. We expect to see a nominal increase in sales and marketing spending in the future, although as a percent of revenues, we anticipate a decline in sales and marketing spending.

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

Liquidity and Capital Resources

Since inception, we have financed our operations and capital requirements primarily through the issuance of various debt and equity instruments, for aggregate gross proceeds of $1.1 billion. As of December 31, 2004, our total indebtedness was comprised of non-convertible debt totaling $35.2 million from our Washington D.C. metro area IBX capital lease and convertible debt totaling $124.7 million from our convertible secured notes and convertible subordinated debentures as outlined below.

During February 2004, we sold $86.3 million in aggregate principal of 2.5% convertible subordinated debentures due 2024 to qualified institutional buyers. We used the net proceeds from this offering primarily to repay all amounts outstanding under our previously outstanding non-convertible debt as outlined below. We refer to this transaction as the “convertible debenture offering.” During March 2004, holders of our 10% $10.0 million convertible secured notes issued in connection with the Crosslink financing, converted the $10.0 million of principal into 2.5 million shares of our common stock. We refer to this transaction as the “Crosslink conversion.” We recorded a significant loss on debt extinguishment and conversion totaling $16.2 million during the quarter ended March 31, 2004, primarily related to the non-cash write-off of debt issuance costs and discounts in connection with the various debt repayments, redemptions and conversions of the underlying debt facilities extinguished or converted, as well as the cash premium that we paid on our 13% senior notes.

As of December 31, 2004, our principal source of liquidity was our $108.1 million of cash, cash equivalents and short-term and long-term investments. We believe that this cash, coupled with our anticipated cash flows generated from operations, will be sufficient to meet our capital expenditure, debt service and corporate overhead requirements to meet our currently identified business objectives. In addition, in December 2004, as a result of the Silicon Valley Bank credit line, as further described below, we have $21.8 million of additional liquidity available to us in the event we need additional cash to pursue attractive strategic opportunities that may become available in the future.

While we had generated negative operating cashflow in each annual period since inception through 2003, commencing the quarter ended September 30, 2003 we started to generate positive operating cash flow. During that quarter, our revenues grew to a level sufficient to meet our operating cash requirements related to our predominantly fixed cost structure related to our existing IBX centers. We considered that quarter to be the inflection point in our business model whereby our revenues were sufficient on an ongoing basis to meet all our operating costs and working capital requirements. As a result of reaching this point in our operating history, we have generated cash from our operations during 2004 and expect this generation of operating cash flows to continue in 2005 and beyond and to be in an amount sufficient to meet our cash requirements to fund our capital expenditures, debt service and corporate overhead requirements (excluding the purchase, sale and maturities of our short-term and long-term investments). However, given our limited operating history, we may not achieve our desired levels of profitability in the future. See “Other Factors Affecting Operating Results.”

Uses of Cash

Net cash provided by our operating activities was $36.9 million for the year ended December 31, 2004. Net cash used in our operating activities was $17.3 million and $27.5 million for the years ended December 31, 2003 and 2002, respectively. As described above, we have now reached and are moving beyond the inflection point in our business model whereby our revenues are sufficient to cover our operating expenses and we are now generating cash from our operations. In prior periods, we used cash primarily to fund our net loss, including cash interest payments on our senior notes and credit facility, although the majority of the operating cash flows used during the years ended December 31, 2003 and 2002 related to the liquidation of accrued obligations, such as accrued restructuring activities, including merger and financing costs during 2003. In addition, we continue to experience strong collections of our accounts receivables. As described above, we expect that we will continue to generate cash from our operating activities throughout 2005 and beyond.

Net cash used in investing activities was $56.9 million, $49.2 million and $7.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Net cash used in investing activities during the year ended December 31, 2004 was primarily for the net purchase of short-term and long-term investments, as well as to fund capital expenditures to bring our recently acquired IBX centers in the Silicon Valley and Washington DC metro areas to Equinix standards and to support our growing customer base. Net cash used in investing activities during the year ended December 31, 2003 was primarily the result of the purchase of short-term investments and some nominal amount of capital expenditures, partially offset by the release of restricted cash to fund a cash interest payment on our senior notes in January 2003. Net cash used in investing activities during the year ended December 31, 2002 was primarily attributable to the liquidation of accrued construction costs for the New York metropolitan area IBX hub, which opened during the first quarter of 2002, partially offset by the sale of short-term investments. For 2005, we anticipate that our cash used in investing activities, excluding the purchases, sales and maturities of short-term and long-term investments, will primarily fund our capital expenditures.

Net cash generated by financing activities was $19.2 million, $52.3 million and $16.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Net cash generated by financing activities for the year ended December 31, 2004, was primarily the result of the $86.3 million in gross proceeds from our convertible debenture offering, offset by $70.8 million in payments on our credit facility, senior notes and other debt facilities and capital lease obligations, as well as debt extinguishment costs associated with paying down these facilities and $7.3 million in proceeds from our various employee stock plans. Net cash provided by financing activities during the year ended December 31, 2003 was primarily the result of the $104.4 million in net proceeds of our follow-on equity offering and $10.0 million in proceeds from the Crosslink financing, partially offset by $57.2 million in payments on our credit facility and $6.1 million in payments on our various other debt facilities and capital lease obligations. Net cash generated by financing activities during the year ended December 31, 2002 was primarily attributable to the cash acquired in the acquisitions of i-STT and Pihana and proceeds from our $30.0 million convertible secured notes, offset by payments of $17.7 million used to retire approximately $169.5 million of our senior notes and the costs associated with the exchange of the senior notes and repayments under our credit facility of $13.5 million.

Debt Obligations—Non-Convertible Debt

As of December 31, 2004, our only indebtedness from non-convertible debt related to a capital lease associated with our new IBX center in the Washington D.C. metro area totaling $35.2 million. In addition, in

December 2004, as a result of the Silicon Valley Bank credit line, as further described below, we have $21.8 million of additional liquidity available to us in the event we need additional cash to pursue attractive strategic opportunities that may become available in the future. Prior to this, our non-convertible debt was comprised of our senior notes, credit facility, and other debt facilities and capital lease obligations as follows:

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

Washington D.C. Metro Area IBX Capital Lease.    In April 2004, we entered into a long-term lease for a 95,000 square foot data center in the Washington, D.C. metro area. The center is adjacent to the Company’s existing Washington D.C. metro area IBX. This lease, which includes the leasing of all of the IBX plant and machinery equipment located in the building, is a capital lease. We took possession of this property during the fourth quarter of 2004, and as a result, recorded property and equipment assets, as well as a capital lease obligation, totaling $35.3 million. Payments under this lease, which commenced in November 2004, will be made monthly through 2019 at an effective interest rate of 8.50% per annum. As of December 31, 2004, principal of $35.2 remained outstanding.

Silicon Valley Bank Credit Line.    In December 2004, we entered into a $25.0 million line of credit arrangement with Silicon Valley Bank that matures in December 2006. This facility is a $25.0 million revolving line of credit which, at our election, up to $10.0 million may be converted into a 24-month term loan, repayable in eight quarterly installments. We refer to this transaction as the “Silicon Valley Bank credit line.” Borrowings under the Silicon Valley Bank credit line bear interest at floating interest rates, plus applicable margins, based either on the prime rate or LIBOR. As of December 31, 2004, the Silicon Valley Bank credit line had an interest rate of 4.40% per annum; however, through the date of filing of this report on Form 10-K, we have not drawn down any amounts from this line of credit. The Silicon Valley Bank credit line also features sublimits, which allows us to issue letters of credit, enter into foreign exchange forward contracts and make advances for cash management services. Our utilization under any of these sublimits would have the effect of reducing the amount available for borrowing under the Silicon Valley Bank credit line during the period that such sublimits remain utilized and outstanding. As of December 31, 2004, we had utilized $3.2 million under the letters of credit sublimit with the issuance of three letters of credit and, as a result, reduced the amount of borrowings available to us from $25.0 million to $21.8 million. The Silicon Valley Bank credit line is secured by substantially all of our domestic assets and contains numerous covenants, including financial covenants, such as maintaining minimum cash balance levels and meeting minimum quarterly revenue targets, which we are in full compliance of. The Silicon Valley Bank credit line provides us with additional liquidity and financing flexibility in the future.

Debt Obligations—Convertible Debt

Convertible Secured Notes.    In December 2002, in conjunction with the combination, STT Communications made a $30.0 million strategic investment in the company in the form of a 14% convertible secured note due November 2007. The interest on the convertible secured note is payable in kind in the form of additional convertible secured notes, which we refer to as “PIK notes.” During 2003 and through December 31, 2004, we have issued $8.5 million in PIK notes. The convertible secured note and PIK notes issued to STT Communications are convertible into our preferred and common stock at a price of $9.18 per underlying share, and are convertible anytime at the option of STT Communications. Upon certain conditions, including if the closing price of our common stock exceeds $32.12 per share for thirty consecutive trading days, we had the option of converting the convertible secured notes beginning in 2005. In January 2005, we exercised this right and converted 95% of the outstanding convertible secured notes and accrued and unpaid interest, held by STT Communications, into 4.1 million shares of our preferred stock, which was subsequently converted into 4.1 million shares of our common stock in February 2005. The remaining 5% of the convertible secured notes, totaling $1.9 million, that remain outstanding will be eligible for conversion by Equinix in early 2006 into approximately 250,000 shares (including anticipated interest expense to be incurred during 2005 and early 2006), provided that the closing price of our common stock exceeds $32.12 per share for thirty consecutive trading days. We refer to this transaction as the “STT convertible secured notes conversion.”

In June 2003, entities affiliated with Crosslink Capital made a $10.0 million strategic investment in the company in the form of 10% convertible secured notes due November 2007, which contained a beneficial conversion feature. The interest on the convertible secured notes was payable in kind in the form of additional convertible secured notes commencing on the second anniversary of the closing of this transaction. In March 2004, the holders of these notes converted them into 2.5 million shares of our common stock. As a result, we recognized a loss on debt conversion on this transaction of $7.6 million, comprised primarily of the write-off of debt discount due to the beneficial conversion feature.

As of December 31, 2004, a total of $38.5 million of convertible secured notes were outstanding, which is presented, net of unamortized discount, on our balance sheet at $35.8 million. In addition, as of December 31, 2004, we had debt issuance costs related to our convertible secured notes of $336,000 remaining to be amortized. All interest expense associated with our convertible secured notes, including the amortization of the unamortized discount of $2.7 million and our unamortized debt issuance costs, represent non-cash interest expense in our statements of operation and cash flow as no cash is expended for this interest. In January 2005, as a result of the STT convertible secured note conversion, 95% of the outstanding convertible secured notes, plus accrued interest and unamortized discount and debt issuance costs, was converted into stockholders’ equity.

Convertible Subordinated Debentures.    During February 2004, we sold $86.3 million in aggregate principal of 2.5% convertible subordinated debentures due 2024 to qualified institutional buyers. We used the net proceeds from this offering primarily to repay all amounts outstanding under our credit facility and two of our other debt facilities, as well as fully redeemed our remaining 13% senior notes. The interest on the convertible subordinated debentures is payable semi-annually every February and August, which commenced August 2004. Unlike our convertible secured notes, the interest on our convertible subordinated debentures is payable in cash. Our convertible subordinated debentures are convertible into 2.2 million shares of our common stock.

Holders of the convertible subordinated debentures may require us to purchase all or a portion of their debentures on February 15, 2009, February 15, 2014 and February 15, 2019, in each case at a price equal to 100% of the principal amount of the debentures plus any accrued and unpaid interest. In addition, holders of the convertible subordinated debentures may convert their debentures into shares of our common stock upon certain defined circumstances, including during any calendar quarter if the closing price of our common stock is greater than or equal to 120% of $39.50 per share of our common stock, or approximately $47.40 per share, for twenty consecutive trading days during the period of thirty consecutive trading days ending on the last day of the previous calendar quarter. We may redeem all or a portion of the debentures at any time after February 15, 2009 at a redemption price equal to 100% of the principal amount of the debentures plus any accrued and unpaid interest.

Debt Maturities, Lease and Other Contractual Commitments

We lease our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2020. The following represents our debt maturities, lease and other commitments as of December 31, 2004 (in thousands):

	Convertible secured notes (1)	Convertible subordinated debentures	Capital Lease	Operating Leases Covered Under Accrued Restructuring Charges	Operating Leases (2)	Other Contractual Commitments (2)	Total
2005	$—	$—	$3,642	$2,433	$28,638	$1,674	$36,387
2006	—	—	3,733	2,766	30,689	—	37,188
2007	38,466	—	3,826	3,216	30,410	—	75,918
2008	—	—	3,922	3,262	29,856	—	37,040
2009	—	86,250	4,020	3,309	29,715	—	123,294
2010 and thereafter	—	—	45,287	19,964	177,945	—	243,196

	38,466	86,250	64,430	34,950	327,253	1,674	553,023
Less amount representing interest	—	—	(29,226)	—	—	—	(29,226)
Less amount representing estimated subrental income and expense	—	—	—	(15,978)	—	—	(15,978)
Less amount representing accretion	—	—	—	(4,222)	—	—	(4,222)

	$38,466	$86,250	$35,204	$14,750	$327,253	$1,674	$503,597

(1)	In January 2005, 95% of our outstanding convertible secured notes were converted into stockholders’ equity.
(2)	Represents off-balance sheet arrangements.

In December 2004, we entered into a long-term lease for a 103,000 square foot data center in the Silicon Valley area. This data center is close to our existing IBX centers in the Silicon Valley, and expands the global Equinix footprint to approximately 1.4 million square feet. This new lease will add an additional $34.2 million in cumulative monthly lease payments through 2020, commencing February 2005. We will take possession of this property during the first quarter of 2005. We currently intend to place customers in this data center in 2005. Concurrent with the signing of this lease, we also agreed to purchase the assets located in this data center and entered into an agreement to interconnect all three of our Silicon Valley IBX centers to each other through redundant dark fiber links. This will allow our customers to have access to all the networks and customers in each of the three Silicon Valley IBXs. While we have not yet concluded that this lease is an operating lease, for purposes of reflecting our full contractual commitments in the table presented above, this lease is presented within the future operating lease costs presented above.

As of December 31, 2004, as a result of the Silicon Valley IBX acquisition described above and the associated agreements, we are obligated to pay $924,000 for the assets located in the data center, which we expect to pay in March 2005 when the Company takes possession of this property. In addition, as of December 31, 2004, we are also obligated to pay $750,000 upon completion of the installation of the redundant dark fiber links currently being installed, which needs to be paid no later than May 1, 2005. These obligations are reflected in the table above under other contractual commitments.

In connection with three of our IBX operating leases, we have entered into three irrevocable letters of credit with Silicon Valley Bank. These letters of credit were provided in lieu of cash deposits under the letters of credit sublimit provision in connection with the Silicon Valley Bank credit line. The letters of credit total $3.2 million, are collateralized by the Silicon Valley Bank credit line and automatically renew in successive one-year periods until the final lease expiration dates. If the landlords for any of these three IBX operating leases decide to draw down on these letters of credit, we will be required to fund these letters of credit. This contingent commitment is not reflected in the table above.

In December 2004, in light of the availability of fully built-out data centers in select markets at costs significantly below those costs we would incur in building out new space, we made the decision to exit leases for excess space adjacent to one of our New York metro area IBXs, as well as space on the floor above our original Los Angeles IBX. As a result of our decision to exit these spaces, we recorded a restructuring charge totaling $17.7 million, which represents the present value of our estimated future cash payments, net of any estimated subrental income and expense, through the remainder of these lease terms, as well as the write-off of all remaining property and equipment attributed to the partial build-out of the excess space on the floor above our Los Angeles IBX. We have already sublet the excess space in the New York metro area and are currently evaluating opportunities to either sublet the excess space in Los Angeles or terminate this lease altogether. As of December 31, 2004, we had a total restructuring charge accrual of $14.8 million associated with these two leases for excess space on our balance sheet. These obligations are reflected in the table above under operating leases covered under accrued restructuring charges.

As a result of our recent IBX expansions in the Silicon Valley and Washington D.C. metro areas, we anticipate that we will incur capital expenditures in excess of what we would otherwise spend had we not acquired these new IBXs. Although we are not contractually obligated to do so, we expect to incur additional capital expenditures in these two markets during 2005 of approximately $10.0 to $12.0 million in order to bring these new IBXs up to Equinix standards. This non-contractual capital expenditure spending is not reflected in the table above.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service streams, such as our recent acquisition of the Sprint property in Santa Clara and our recently announced expansions in the Washington, D.C. and Silicon Valley metro area markets. However, we will continue to be very selective with any similar opportunity. As was the case with these recent expansions in the Silicon Valley and Washington, D.C. area markets, the criteria will be quality of the design, access to networks, capacity availability in current market location, amount of incremental investment required by us in the targeted property, lead-time to breakeven and in-place customers. Like these recent expansions, the right combination of these factors may be quite attractive for us. Dependent on the particular deal, these acquisitions may require upfront cash payments and additional capital expenditures in order to bring these centers up to Equinix standards.

RISK FACTORS

In addition to the other information in this report, the following risk factors should be considered carefully in evaluating our business and us:

Risks Related to Our Business

We have incurred substantial losses in the past and may continue to incur additional losses in the future.

Although Equinix has generated cash from operations since the quarter ended September 30, 2003, for the years ended December 31, 2004 and 2003, the company incurred net losses of $68.6 million and $84.2 million, respectively. In light of new rules regarding the expensing of stock-based compensation, we do not expect to become net income positive for at least one to two more years. In addition, if we acquire or build-out additional IBX centers, we will have additional depreciation and amortization expenses that will negatively impact our ability to achieve and sustain positive net income. There can be no guarantee that we will become profitable and the company may continue to incur additional losses. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We expect our operating results to fluctuate.

We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuation in our operating results may cause the market price of our common stock to decline. We expect to experience significant fluctuations in our operating results in the foreseeable future due to a variety of factors, including:

•	acquisition of additional IBX centers;

•	demand for space and services at our IBX centers;

•	changes in general economic conditions and specific market conditions in the telecommunications and Internet industries;

•	the provision of customer discounts and credits;

•	the mix of current and proposed products and services and the gross margins associated with our products and services;

•	competition in the markets;

•	conditions related to international operations;

•	the timing and magnitude of operating expenses, including taxes, capital expenditures and expenses related to the expansion of sales, marketing, operations and acquisitions, if any, of complementary businesses and assets; and

•	the cost and availability of adequate public utilities, including power.

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

Within the last 12 months, our common stock has traded between $26.50 and $46.39 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. In January 2005, 95% of STT Communications’ outstanding convertible secured notes and associated interest were converted into shares of our non-voting Series A-1 preferred stock. In February 2005, STT Communications elected to convert all of the shares of Series A-1 preferred stock into 4.1 million shares of our common stock. Sales of a substantial number of shares of our common stock within a narrow period of time could cause our stock price to fall. Announcements may also have a significant impact on the market price of our common stock. These announcements may include:

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

We believe that our ability to use our pre-2003 tax net operating losses, or NOLs, in any taxable year is subject to limitation under Section 382 of the United States Internal Revenue Code of 1986, as amended, (the “Code”) as a result of the significant change in the ownership of our stock that resulted from the combination. We expect that a significant portion of our NOLs accrued prior to December 31, 2002 will expire unused as a result of this limitation. In addition to the limitations on NOL carryforward utilization described above, we believe that Section 382 of the Code will also significantly limit our ability to use the depreciation and amortization on our assets, as well as certain losses on the sale of our assets, to the extent that such depreciation, amortization and losses reflect unrealized depreciation that was inherent in such assets as of the date of the combination. These limitations will cause us to pay taxes at an earlier date and in greater amounts than would occur absent such limitations.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

In the course of our ongoing evaluation of our internal controls over financing reporting, we have identified areas requiring improvement and are in the process of designing enhanced processes and controls to address the issues identified during our evaluation. We cannot be certain that our efforts will be effective or sufficient for us, or our auditors, to issue unqualified reports in the future.

It may be difficult to design and implement effective financial controls for combined operations and differences in existing controls of any acquired businesses may result in weaknesses that require remediation when the financial controls and reporting are combined.

Our ability to manage our operations and growth will require us to improve our operational, financial and management controls, as well as our internal reporting systems and controls. We may not be able to implement improvements to our internal reporting systems and controls in an efficient and timely manner and may discover deficiencies in existing systems and controls.

If we cannot effectively manage international operations, our revenues may not increase and our business and results of operations would be harmed.

In 2002, our sales outside North America represented less than 1% of our revenues. For the year ended December 31, 2003, the combined company recognized 15% of its revenues outside North America. For the year ended December 31, 2004, the combined company recognized 13% of its revenues outside North America. We anticipate that, for the foreseeable future, approximately 15% of the combined company’s revenues will be derived from sources outside North America.

To date, the neutrality of the Equinix IBX centers and the variety of networks available to our customers has often been a competitive advantage for us. In certain of our acquired IBX centers, in Singapore in particular, the limited number of carriers available diminishes that advantage. As a result, we may need to adapt our key revenue-generating services and pricing to be competitive in that market.

We may experience gains and losses resulting from fluctuations in foreign currency exchange rates. To date, the majority of Equinix’s revenues and costs have been denominated in U.S. dollars; however, the majority of revenues and costs in our international operations are denominated in Singapore dollars, Japanese yen and Australia and Hong Kong dollars. Although the combined company may undertake foreign exchange hedging transactions to reduce foreign currency transaction exposure, it does not currently intend to eliminate all foreign currency transaction exposure. Where our prices are denominated in U.S. dollars, our sales could be adversely affected by declines in foreign currencies relative to the U.S. dollar, thereby making our products more expensive in local currencies. Our international operations are generally subject to a number of additional risks, including:

•	costs of customizing IBX centers for foreign countries;

•	protectionist laws and business practices favoring local competition;

•	greater difficulty or delay in accounts receivable collection;

•	difficulties in staffing and managing foreign operations;

•	political and economic instability;

•	ability to obtain, transfer, or maintain licenses required by governmental entities with respect to the combined business; and

•	compliance with governmental regulation with which we have little experience.

We may make acquisitions, which pose integration and other risks that could harm our business.

We have acquired several new IBX centers recently, and we may seek to acquire additional IBX centers, complementary businesses, products, services and technologies. As a result of these acquisitions, we may be required to incur additional debt and expenditures and issue additional shares of our stock to pay for the acquired business, product, service or technology, which will dilute our existing stockholders’ ownership interest and may delay, or prevent, our profitability. These acquisitions may also expose us to risks such as:

•	the possibility that we may not be able to successfully integrate acquired businesses or achieve the level of quality in such businesses to which our customers are accustomed;

•	the possibility that additional capital expenditures may be required;

•	the possibility that senior management may be required to spend considerable time negotiating agreements and integrating acquired businesses;

•	the possible loss or reduction in value of acquired businesses;

•	the possibility that our customers may not accept either the existing equipment infrastructure or the “look-and-feel” of a new or different IBX center;

•	the possibility that carriers may find it cost-prohibitive or impractical to bring fiber and networks into a new IBX center; and

•	the possibility of preexisting undisclosed liabilities regarding the property or IBX center, including but not limited to environmental or asbestos liability, of which our insurance may be insufficient or for which we may be unable to secure insurance coverage;

We cannot assure you that we would successfully overcome these risks or any other problems encountered with these acquisitions.

STT Communications holds a substantial portion of our stock and has significant influence over matters requiring stockholder consent.

As of December 31, 2004, STT Communications owned approximately 23% of our outstanding voting stock. In addition, STT Communications is not prohibited from buying shares of our stock in public or private transactions. Because of the diffuse ownership of our stock, STT Communications has significant influence over matters requiring our stockholder approval. In January 2005, 95% of STT Communications’ outstanding convertible secured notes and associated interest were converted into shares of our non-voting Series A-1 preferred stock. In February 2005, STT Communications elected to convert all of the shares of Series A-1 preferred stock into 4.1 million shares of our common stock, which caused STT Communications to own approximately 36% of our outstanding voting stock. As a result, STT Communications is able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could prevent or delay a third party from acquiring or merging with us. STT also has a right of first offer, which entitles them to participate in an offering of our equity securities, or securities convertible into our equity securities, to maintain their ownership percentage prior to such offering.

Our business could be harmed by prolonged electrical power outages or shortages, increased costs of energy or general availability of electrical resources.

Our IBX centers are susceptible to regional costs of power, electrical power shortages, planned or unplanned power outages caused by these shortages such as those that occurred in California during 2001 and in the Northeast in 2003 or natural disasters such as the hurricanes in the Southeast in 2004, and limitations, especially internationally, of adequate power resources. The overall power shortage in California has increased the cost of energy, which we may not be able to pass on to our customers. We attempt to limit exposure to system downtime by using backup generators and power supplies. Power outages, which last beyond our backup and alternative power arrangements, could harm our customers and our business.

In addition, power and cooling requirements are growing on a per server basis. As a result, customers are consuming an increasing amount of power per cabinet. This, combined with the fact that we generally do not control the amount of draw our customers take from installed circuits, means that we could face power limitations in our centers. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our financial performance, operating results and cash flows.

Increases in property taxes could adversely affect our business, financial condition and results of operations.

Our IBX centers are subject to state and local real property taxes. The state and local real property taxes on our IBX centers may increase as property tax rates change and as the value of the properties are assessed or reassessed by taxing authorities. Many state and local governments are facing budget deficits, which may cause them to increase assessments or taxes. If property taxes increase, our business, financial condition and operating results could be adversely affected.

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

In the past, a substantial portion of i-STT’s financing, as well as its revenues, has been derived from its affiliates, including STT Communications. We continue to have contractual and other business relationships and may engage in material transactions with affiliates of STT Communications. Circumstances may arise in which the interests of STT Communications’ affiliates may conflict with the interests of our other stockholders. In addition, entities affiliated with STT Communications make investments in various companies; they have invested in the past, and may invest in the future, in entities that compete with us. In the context of negotiating commercial arrangements with affiliates, conflicts of interest have arisen in the past and may arise, in this or other contexts, in the future. We cannot assure you that any conflicts of interest will be resolved in our favor.

A significant number of shares of our capital stock have been issued during 2002, 2003 and 2004 and may be sold in the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

We issued a large number of shares of our capital stock to the former Pihana stockholders, STT Communications, and holders of our senior notes in connection with the combination, financing and senior note exchange, to Crosslink Capital, Inc. and its affiliates (collectively, “Crosslink”) in connection with Crosslink’s purchase of our Series A-2 Convertible Secured Notes, and to the public and STT Communications in connection with our follow-on equity offering in late 2003. The shares of common stock issued in the senior note exchange are currently freely tradeable. The shares of common stock issued in connection with the combination have been registered for resale as of June 30, 2003, the shares of common stock issued upon exercise of the warrants issued in connection with the Crosslink financing have been registered for resale as of September 22, 2003 and the shares of common stock issued upon conversion of the convertible secured notes issued in the Crosslink financing have been registered for resale as of July 30, 2004. The shares sold to the public and STT Communications in connection with our follow-on equity offering in November 2003 are freely tradeable by the public, subject, in the case of STT Communications, to compliance with Rule 144 resale restrictions applicable to affiliates. In February 2004, we issued $86,250,000 of 2.5% Convertible Subordinated Debentures due 2024. These debentures are convertible into 2,183,548 shares of our common stock. Holders of these debentures may convert their debentures into shares of our common stock during any calendar quarter if the sale price of our common stock is greater than or equal to 120% of the conversion price per share of our common stock for 20 out of any 30 consecutive trading days or if the trading price of our debentures falls below specified prices. All of these shares are eligible for resale pursuant to a registration statement that became effective on July 30, 2004. In January 2005, 95% of STT Communications’ outstanding convertible secured notes and associated interest were converted into shares of our non-voting Series A-1 preferred stock. In February 2005, STT Communications elected to convert all of the shares of Series A-1 preferred stock into 4.1 million shares of our common stock. The shares of common stock are eligible for resale pursuant to a registration statement that became effective on December 22, 2004. Sales of a substantial number of shares of our common stock by these parties within any narrow period of time could cause our stock price to fall. In addition, the issuance of the additional shares of our common stock as a result of these transactions will reduce our earnings per share, if any. This dilution could reduce the market price of our common stock unless and until we achieve revenue growth or cost savings and other business economies sufficient to offset the effect of this issuance. We cannot assure you that we will achieve revenue growth, cost savings or other business economies.

A significant number of our shares may be sold into the public market if STT Communications defaults on its credit facility, which could cause the market price of our common stock to drop significantly.

As of December 31, 2004, STT Communications held 2,970,414 shares of our common stock and held securities convertible into 7,025,534 additional shares of our common stock. STT Communications has pledged to its lenders its ownership interest in the majority of its secured notes and warrants purchased in the financing and its common and preferred stock issued in the combination as collateral for its secured credit facility. If STT Communications defaults on its credit facility, the stock, warrants and secured notes owned by STT Communications could be transferred to its lenders or sold to third parties. In the event of default, the new owner of the secured notes, stock and warrants could convert them into our common stock and sell them, along with the common stock, into the public market. Sales of a substantial number of shares of our common stock by these parties within any narrow period of time could cause our stock price to fall. In addition, the issuance of the additional shares of our common stock as a result of these transactions will reduce our earnings per share, if any.

We depend on a number of third parties to provide Internet connectivity to our IBX centers; if connectivity is interrupted or terminated, our operating results and cash flow could be materially adversely affected.

The presence of diverse telecommunications carriers’ fiber networks in our IBX centers is critical to our ability to attract new customers. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results.

We are not a telecommunications carrier, and as such we rely on third parties to provide our customers with carrier services. We rely primarily on revenue opportunities from the telecommunications carriers’ customers to encourage them to invest the capital and operating resources required to build facilities from their locations to our IBX centers. Carriers will likely evaluate the revenue opportunity of an IBX center based on the assumption that the environment will be highly competitive. We cannot assure you that any carrier will elect to offer its services within our IBX centers or that once a carrier has decided to provide Internet connectivity to our IBX centers that it will continue to do so for any period of time.

The construction required to connect multiple carrier facilities to our IBX centers is complex and involves factors outside of our control, including regulatory processes and the availability of construction resources. If the establishment of highly diverse Internet connectivity to our IBX centers does not occur or is materially delayed or is discontinued, our operating results and cash flow will be adversely affected. Further, many carriers are experiencing business difficulties or announcing consolidations. As a result, some carriers may be forced to downsize or terminate connectivity within our IBX centers.

Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.

Our business depends on providing customers with highly reliable service. We must protect customers’ IBX infrastructure and customers’ equipment located in our IBX centers. We have recently acquired long-term leases to three IBX centers not built by us. If these recently leased IBX centers and their infrastructure assets are not in the condition we believe them to be in, we may be required to incur substantial additional costs to repair or upgrade the facilities. The services we provide in each of our IBX centers, whether recently acquired or not, are subject to failure resulting from numerous factors, including:

•	human error;

•	physical or electronic security breaches;

•	fire, earthquake, flood and other natural disasters;

•	water damage;

•	power loss;

•	sabotage and vandalism; and

•	failure of business partners who provide the combined company’s resale products.

Problems at one or more of our IBX centers, whether or not within our control, could result in service interruptions or significant equipment damage. We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX centers could result in difficulty maintaining service level commitments to these customers. In the past, a limited number of our customers have experienced temporary losses of power and failure of our services levels on products such as bandwidth connectivity. If we incur significant financial commitments to our customers in connection with a loss of power, or our failure to meet other service level commitment obligations, our liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations, particularly in the early stage of our development, could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.

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

We resell products and services of third parties that may require us to pay for such services even if our customers fail to pay us for the services, which may have a negative impact on our operating results.

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

For the years ended December 31, 2004, 2003 and 2002, IBM accounted for 13%, 15% and 20%, respectively, of our revenue. We expect that IBM will continue to account for a significant portion of our revenue for the foreseeable future, although we expect revenues received from IBM to decline as a percentage of our total revenues as we add new customers in our IBX centers. Although the term of our IBM contract runs through 2009, IBM currently has the right to reduce its commitment to us pursuant to the terms and requirements of its customer agreement. If we lose IBM as a customer, our business, financial condition and results of operations could be adversely affected.

We may not be able to compete successfully against current and future competitors.

Our IBX centers and other products and services must be able to differentiate themselves from existing providers of space and services for telecommunications companies, web hosting companies and other colocation providers. In addition to competing with neutral colocation providers, we must compete with traditional colocation providers, including local phone companies, long distance phone companies, Internet service providers and web hosting facilities. Likewise, with respect to our other products and services, including managed services, bandwidth services and security services, we must compete with more established providers of similar services. Most of these companies have longer operating histories and significantly greater financial, technical, marketing and other resources than us.

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

We may also face competition from persons seeking to replicate our IBX concept by building new centers or converting existing centers that some of our competitors are in the process of divesting. We may experience competition from our landlords in this regard. Rather than leasing available space in our buildings to large single tenants, they may decide to convert the space instead to smaller square foot units designed for multi-tenant colocation use. Landlords may enjoy a cost effective advantage in providing similar services as our IBXs, and this could also reduce the amount of space available to us for expansion in the future. Competitors may operate more successfully or form alliances to acquire significant market share. Furthermore, enterprises that have already invested substantial resources in outsourcing arrangements may be reluctant or slow to adopt our approach that may replace, limit or compete with their existing systems. In addition, other companies may be able to attract the same potential customers that we are targeting. Once customers are located in competitors’ facilities, it may be extremely difficult to convince them to relocate to our IBX centers.

Our success in retaining key employees and discouraging them from moving to a competitor is an important factor in our ability to remain competitive. As is common in our industry, our employees are typically compensated through grants of stock options in addition to their regular salaries. We occasionally grant new stock options to employees as an incentive to remain with the company. To the extent we are unable to adequately maintain these stock option incentives and should employees decide to leave the company, this may be disruptive to our business and may adversely affect our business, financial condition and results of operations.

Because we depend on the development and growth of a balanced customer base, failure to attract and retain this base of customers could harm our business and operating results.

Our ability to maximize revenues depends on our ability to develop and grow a balanced customer base, consisting of a variety of companies, including network service providers, site and performance management companies, and enterprise and content companies. The more balanced the customer base within each IBX hub, the better we will be able to generate significant interconnection revenues, which in turn increases our overall revenues. Our ability to attract customers to our IBX centers will depend on a variety of factors, including the presence of multiple carriers, the mix of products and services offered by us, the overall mix of customers, the IBX hub’s operating reliability and security and our ability to effectively market our services. In addition, some of our customers are and will continue to be Internet companies that face many competitive pressures and that may not ultimately be successful. If these customers do not succeed, they will not continue to use the IBX centers. This may be disruptive to our business and may adversely affect our business, financial condition and results of operations.

Our products and services have a long sales cycle that may materially adversely affect our business, financial condition and results of operations.

A customer’s decision to license cabinet space in one of our IBX centers and to purchase additional services typically involves a significant commitment of resources. In addition, some customers will be reluctant to commit to locating in our IBX centers until they are confident that the IBX center has adequate carrier connections. As a result, we have a long sales cycle. Delays due to the length our sales cycle may materially adversely affect our business, financial condition and results of operations.

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

Acceptance and use of the Internet may not continue to develop at historical rates and a sufficiently broad base of consumers may not adopt or continue to use the Internet and other online services as a medium of commerce. Demand for Internet services and products are subject to a high level of uncertainty and are subject to significant pricing pressure, especially in Asia-Pacific. As a result, we cannot be certain that a viable market for our IBX centers will materialize. If the market for our IBX centers grows more slowly than we currently anticipate, our revenues may not grow and our operating results could suffer.

Government regulation may adversely affect the use of the Internet and our business.

Various laws and governmental regulations governing Internet related services, related communications services and information technologies, and electronic commerce remain largely unsettled, even in areas where there has been some legislative action. This is true both in the U.S. and the various foreign countries in which we operate. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, telecommunications services, and taxation, apply to the Internet and to related services such as ours. We have limited experience with such international regulatory issues and substantial resources may be required to comply with regulations or bring any non-compliant business practices into compliance with such regulations. In addition, the development of the market for online commerce and the displacement of traditional telephony service by the Internet and related communications services may prompt an increased call for more stringent consumer protection laws or other regulation both in the U.S. and abroad that may impose additional burdens on companies conducting business online and their service providers. The compliance with, adoption or modification of, laws or regulations relating to the Internet, or interpretations of existing laws, could have a material adverse effect on our business, financial condition and results of operation.

Industry consolidation may have a negative impact on our business model.

The telecommunications industry is currently undergoing a consolidation. As customers combine businesses, they may require less colocation space, and there may be fewer networks available to choose from. Given the competitive and evolving nature of this industry, further consolidation of our customers and/or our competitors may present a risk to our network neutral business model and have a negative impact on our revenues.

Terrorist activity throughout the world and military action to counter terrorism could adversely impact our business.

The September 11, 2001 terrorist attacks in the U.S., the ensuing declaration of war on terrorism and the continued threat of terrorist activity and other acts of war or hostility appear to be having an adverse effect on business, financial and general economic conditions internationally. These effects may, in turn, increase our costs due to the need to provide enhanced security, which would have a material adverse effect on our business and results of operations. These circumstances may also adversely affect our ability to attract and retain customers, our ability to raise capital and the operation and maintenance of our IBX centers. We may not have adequate property and liability insurance to cover such catastrophic events or attacks.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. In November 2003, the FASB issued FASB Staff Position FASB 150-3 which deferred the measurement provisions of SFAS No. 150 indefinitely for certain mandatorily redeemable non-controlling interests that were issued before November 5, 2003. The FASB plans to reconsider implementation issues and, perhaps, classification or measurement guidance for those non-controlling interests during the deferral period. In 2003, we applied certain disclosure requirements of SFAS No. 150. To date, the impact of the effective provisions of SFAS No. 150 have not had a material impact on our results of operations, financial position or cash flows. While the effective date of certain elements of SFAS No. 150 have been deferred, the adoption of SFAS No. 150 when finalized is not expected to have a material impact on our financial position, results of operations or cash flows.

In March 2004, the FASB approved EITF Issue 03-6 “Participating Securities and the Two-Class Method under FAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share”, and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of APB Opinion No. 25 and FASB No. 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. We adopted the provisions of EITF Issue 03-6 during the second quarter of 2004. The adoption of EITF Issue 03-6 did not have a material effect on our basic and diluted net loss per share data at this time.

In June 2004, the FASB issued EITF Issue 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue 03-1 establishes a common approach to evaluating other-than-temporary impairment to investments in an effort to reduce the ambiguity in impairment methodology found in APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which has resulted in inconsistent application. In September 2004, the FASB issued FASB Staff Position EITF Issue 03-1-1, which deferred the effective date for the measurement and recognition guidance clarified in EITF Issue 03-1 indefinitely; however, the disclosure requirements remain effective for fiscal years ending after June 15, 2004. While the effective date for certain elements of EITF Issue 03-1 have been deferred, the adoption of EITF Issue 03-1 when finalized in its current form is not expected to have a material impact on our financial position, results of operations or cash flows.

In November 2004, the FASB approved EITF Issue 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” EITF Issue 04-8 addresses when contingently convertible instruments should be included in diluted earnings per share. For purposes of EITF Issue 04-8, contingently convertible instruments are instruments that have embedded conversion features that are contingently convertible or exercisable based on (a) a market price trigger or (b) multiple contingencies if one of the contingencies is a market price trigger and the instrument can be converted or share settled based on meeting the specified market condition. EITF Issue 04-8 is effective for reporting periods beginning after December 15, 2004 and should be applied by restating previously reported earnings per share data. We adopted the provisions of EITF Issue 04-8 during the fourth quarter of 2004. The adoption of EITF Issue 04-8 did not have a material effect on our diluted net loss per share data at this time.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation, such as employee stock purchase plans and restricted stock awards. In addition, SFAS No. 123(R) supercedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Under the provisions of SFAS No. 123(R), stock-based compensation awards must meet certain criteria in order for the award to qualify for equity classification. An award that does not meet those criteria will be classified as a liability and be remeasured each period. SFAS No. 123(R) retains the requirements on accounting for the income tax effects of stock-based compensation contained in SFAS No. 123; however, it changes how excess tax benefits will be presented in the statement of cash flows. SFAS No. 123(R) is effective for reporting periods beginning after June 15, 2005. Senior management is currently considering the financial accounting, income tax and internal control implications of SFAS No. 123(R). The adoption of SFAS No. 123(R) is expected to have a significant impact on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets contained in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. As the provisions of SFAS No. 153 are to be applied prospectively, the adoption of SFAS No. 153 will not have an impact on our historical financial statements; however, we will assess the impact of the adoption of this pronouncement on any future nonmonetary transactions that we enter into, if any.

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

Interest Rate Risk

The Company’s exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio. All of our cash equivalents and marketable securities are designated as available-for-sale and are therefore recorded at fair market value on our balance sheet with the unrealized gains or losses reported as a separate component of other comprehensive income. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and at December 31, 2004 our portfolio maturity was relatively short. If current interest rates were to increase or decrease by 10%, the fair market value of our investment portfolio could increase or decrease by $120,000.

An immediate 10% increase or decrease in current interest rates would furthermore not have a material impact to our debt obligations due to the fixed nature of our long-term debt obligation. However, the interest expense associated with our $25.0 million revolving credit line, which bears interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR could be affected. As of December 31, 2004, the $25.0 million revolving credit line had an effective interest rate of 4.40%; however, through the date of filing of this report on Form 10-K, no drawings are outstanding under this line of credit. The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but does not impact our earnings or cash flows.

The fair market value of our convertible subordinated debentures is based on quoted market prices. The estimated fair value of our convertible subordinated debentures as of December 31, 2004 was approximately $106.2 million.

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

Commodity Price Risk

Certain operating costs incurred by us are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodities most likely to have an impact on our results of operations in the event of significant price changes are electricity and supplies and equipment used in our IBX centers. We are closely monitoring the cost of electricity, particularly in California. We do not employ forward contracts or other financial instruments to hedge commodity price risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a)(1) and begin at page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is no disclosure to report pursuant to Item 9.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-1 of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

There is no disclosure to report pursuant to Item 9B.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)    Identification of Directors. Information concerning the directors of Equinix is set forth under the heading “Election of Directors” in the Equinix Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

(b)    Identification of Executive Officers. Information concerning executive officers of Equinix is set forth under the caption “Other Executive Officers” in the Equinix Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

(c)    Audit Committee Financial Expert. Information concerning Equinix’s audit committee financial expert is set forth under the heading “Report of the Audit Committee of the Board of Directors” in the Equinix Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

(d)    Identification of the Audit Committee. Information concerning the audit committee of Equinix is set forth under the heading “Report of the Audit Committee of the Board of Directors” in the Equinix Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

(e)    Section 16(a) Beneficial Ownership Reporting Compliance. Information concerning compliance with beneficial ownership reporting requirements is set forth under the caption “Compliance with Section 16(a) of the Exchange Act” in the Equinix Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

(f)    Code of Ethics. Information concerning the Equinix Code of Ethics and Business Conduct is set forth under the caption “Code of Ethics and Business Conduct” in the Equinix Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference. The Code of Ethics and Business Conduct can also be found on our website, www.equinix.com.

ITEM 11.    EXECUTIVE COMPENSATION

Information concerning executive compensation is set forth under the headings “Executive Compensation and Related Information”, and “Report of the Compensation Committee of the Board of Directors” in the Equinix Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning shares of Equinix equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Equinix Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is set forth under the heading “Certain Relationships and Related Transactions” in the Equinix Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees and services of the Company’s principal accountants is set forth under the heading “Report of the Audit Committee of the Board of Directors” in the Equinix Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.1(10)	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.

3.2(10)	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.

3.3(9)	Bylaws of the Registrant.

3.4(13)	Certificate of Amendment of the Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2(2)	Form of Registrant’s Common Stock certificate.

4.10(9)	Registration Rights Agreement (See Exhibit 10.75).

4.11	Indenture (see Exhibit 10.99).

4.12	Registration Rights Agreement (see Exhibit 10.100).

10.2(1)	Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).

10.5(1)	Form of Indemnification Agreement between the Registrant and each of its officers and directors.

10.8(1)	The Registrant’s 1998 Stock Option Plan.

10.9(1)+	Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.

10.10(1)+	Lease Agreement with Market Halsey Urban Renewal, LLC, dated as of May 3, 1999.

10.11(1)+	Lease Agreement with Laing Beaumeade, dated as of November 18, 1998.

10.12(1)+	Lease Agreement with Rose Ventures II, Inc., dated as of June 10, 1999.

10.13(1)+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 8, 1999.

10.14(1)+	First Amendment to Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of October 28, 1999.

10.15(1)+	Lease Agreement with Nexcomm Asset Acquisition I, L.P., dated as of January 21, 2000.

10.16(1)+	Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of December 15, 1999.

Exhibit Number	Description of Document

10.23(1)	Purchase Agreement between International Business Machines Corporation and Equinix, Inc. dated May 23, 2000.

10.24(2)	2000 Equity Incentive Plan.

10.25(2)	2000 Director Option Plan.

10.26(2)	2000 Employee Stock Purchase Plan.

10.27(2)	Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000.

10.28(3)+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of July 1, 2000.

10.29(3)+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of May 1, 2000.

10.30(3)+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 24, 2000.

10.31(3)+	Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24, 2000.

10.42(4)+	First Amendment to Deed of Lease with TrizecHahn Beaumeade Technology Center LLC, dated as of March 22, 2001.

10.43(4)+	First Lease Amendment Agreement with Market Halsey Urban Renewal, LLC, dated as of May 23, 2001.

10.44(4)+	First Amendment to Lease with Nexcomm Asset Acquisition I, L.P., dated as of April 18, 2000.

10.45(4)+	Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of December 18, 2000.

10.46(5)	First Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 26, 2001.

10.48(5)	2001 Supplemental Stock Plan.

10.53(6)	Second Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of May 20, 2002.

10.54(6)+	Amended and Restated Master Service Agreement by and between International Business Machines Corporation and Equinix, Inc., dated as of May 1, 2002.

10.56(7)+	Second Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of October 1, 2002.

10.58(7)	Form of Severance Agreement entered into by the Company and each of the Company’s executive officers.

10.60(9)

Governance Agreement by and among Equinix, Inc., STT Communications Ltd., i-STT Communications Ltd., STT Investments Pte Ltd and the Pihana Pacific stockholder named therein, dated as of December 31, 2002.

10.61(9)	Tenancy Agreement over units #06-01, #06-05, #06-06, #06-07 and #06-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.62(9)	Tenancy Agreement over units #05-05, #05-06, #05-07 and #05-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.63(9)	Tenancy Agreement over units #03-01 and #03-02 of Block 28 Ayer Rajah Crescent, Singapore 139959.

10.64(9)	Tenancy Agreement over units #05-01, #05-02, #05-03 and #05-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.65(9)	Tenancy Agreement over units #03-05, #03-06, #03-07 and #03-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

Exhibit Number	Description of Document

10.69(9)	Lease Agreement with Downtown Properties, LLC dated April 10, 2000, as amended.

10.70(9)	Lease Agreement with Comfort Development Limited dated November 10, 2000.

10.71(9)	Lease Agreement with PacEast Telecom Corporation dated June 15, 2000, as amended.

10.72(9)	Lease Agreement Lend Lease Real Estate Investments Limited dated October 20, 2000.

10.73(9)	Lease Agreement with AIPA Properties, LLC dated November 1, 1999, as amended.

10.74(9)	Third Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 30, 2002.

10.75(9)	Registration Rights Agreement by and among Equinix and the Initial Purchasers, dated as of December 31, 2002.

10.76(9)	Securities Purchase Agreement by and among Equinix, the Guarantors and the Purchasers, dated as of October 2, 2002.

10.77(9)	Series A-1 Convertible Secured Note Due 2007 issued to i-STT Investments Pte Ltd on December 31, 2002.

10.78(9)	Preferred Stock Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.79(9)	Change in Control Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.83(11)

Securities Purchase and Admission Agreement, dated April 29, 2003, among Equinix, certain of Equinix’s subsidiaries, i-STT Investments Pte Ltd, STT Communications Ltd and affiliates of Crosslink Capital.

10.84(12)	Sublease by and between Electronics for Imaging as Landlord and Equinix Operating Co., Inc. as Tenant dated February 12, 2003.

10.90(13)	Expatriate Agreement with Philip Koen, President and Chief Operating Officer of the Company, dated as of June 24, 2003.

10.92(14)	Renewal of Tenancy Agreements over units #06-01, #06-05/08, #05-05/08, #03-05/08 & #05-01/04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.94(15)	Fourth Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of November 21, 2003.

10.95(15)+	Sublease Agreement between Sprint Communications Company, L.P. and Equinix Operating Co., Inc. dated October 24, 2003.

10.96(15)	Tenancy Agreement over units #03-01, #03-02, #03-03, #03-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.97(15)	Lease Agreement with JMA Robinson Redevelopment, LLC, as successor in interest to Carrier Central L.A., Inc., dated as of November 30, 2003.

10.99(16)	Indenture among Equinix, Inc. and U.S. Bank National Association as Trustee dated February 11, 2004.

10.101(16)	First Amendment to Lease Agreement dated September 1, 1999, between Lakeside Purchaser L.L.C. as successor in interest to Carlyle-Core Chicago, LLC and Equinix Operating Co., Inc.

10.102(17)	Supplemental Lease Agreement with Comfort Development Limited dated May 18, 2004.

10.103(18)+	Lease Agreement dated April 21, 2004 between Eden Ventures LLC and Equinix, Inc.

10.104(18)	Lease Amendment Agreement dated June 17, 2004 between Equinix Japan KK and Mitsubishi Electric Information Network Corporation.

10.105(18)	Equinix, Inc. 2004 International Employee Stock Purchase Plan effective as of June 3, 2004.

Exhibit Number	Description of Document

10.106(18)	Equinix, Inc. Employee Stock Purchase Plan effective as of June 3, 2004.

10.107	First Amendment to Sublease Agreement dated June 21, 2004 between Equinix Operating Co. Inc. and Sprint Communications Company L.P.

10.108	Omnibus Amendment Agreement dated November 24, 2004 between Equinix, Inc. and i-STT Investments Pte Ltd.

10.109+

Assignment and Assumption of Lease and First Amendment to Lease dated December 6, 2004, between Equinix Operating Company, Inc., Abovenet Communications, Inc., and Brokaw Interests; and Lease dated December 29, 1999 between Abovenet Communications, Inc., and Brokaw Interests.

10.110+	Loan and Security Agreement dated December 6, 2004 between Equinix, Inc. and Silicon Valley Bank

10.111	Sublease dated January 1, 2005 between Equinix, Inc, and At Last Sportswear, Inc./ Sharp Eye, Inc.

10.112	Conversion Agreement dated January 10, 2005 between Equinix, Inc. and i-STT Investments Pte Ltd.

10.113	First Amendment to Lease dated January 18, 2005 between Eden Ventures LLC and Equinix, Inc.

10.114	Notice to Convert Series A-1 Preferred Stock into Common Stock, dated February 1, 2005 by i-STT Investments Pte Ltd.

16.1(1)	Letter regarding change in certifying accountant.

17.1(19)	Resignation Letter of Jean Mandeville dated February 4, 2005

21.1(9)	Subsidiaries of Equinix.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-93749).
(2)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement in Form S-1 (Commission File No. 333-39752).
(3)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(4)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(5)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(6)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(7)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(8)	Incorporated herein by reference to Annex A of Equinix’s Definitive Proxy Statement filed with the Commission December 12, 2002.
(9)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002.
(11)	Incorporated herein by reference to exhibit 10.1 in the Registrant’s filing on Form 8-K on May 1, 2003.
(12)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(13)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(14)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(15)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(16)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(17)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement in Form S-3 (Commission File No. 333-116322).
(18)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(19)	Incorporated herein by reference to exhibit 99.2 in the Registrant’s Current Report on Form 8-K filed on February 9, 2005.
+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

(b)    Exhibits.

See (a)(3) above.

(c)    Financial Statement Schedule.

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUINIX, INC. (Registrant)

March 10, 2005	By	/s/ PETER F. VAN CAMP
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

Signature	Title	Date

/s/ PETER F. VAN CAMP Peter F. Van Camp	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2005

/s/ RENEE F. LANAM Renee F. Lanam	Chief Financial Officer and Secretary (Principal Financial Officer)	March 10, 2005

/s/ KEITH D. TAYLOR Keith D. Taylor	Vice President, Finance (Principal Accounting Officer)	March 10, 2005

/s/ LEE THENG KIAT Lee Theng Kiat	Chairman of the Board	March 10, 2005

/s/ STEVEN POY ENG Steven Poy Eng	Director	March 10, 2005

/s/ GARY HROMADKO Gary Hromadko	Director	March 10, 2005

/s/ SCOTT KRIENS Scott Kriens	Director	March 10, 2005

Signature	Title	Date

/s/ ANDREW S. RACHLEFF Andrew S. Rachleff	Director	March 10, 2005

/s/ DENNIS RANEY Dennis Raney	Director	March 10, 2005

/s/ MICHELANGELO VOLPI Michelangelo Volpi	Director	March 10, 2005

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1(8)

Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.

3.1(10)	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.

3.2(10)	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.

3.3(9)	Bylaws of the Registrant.

3.4(13)	Certificate of Amendment of the Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2(2)	Form of Registrant’s Common Stock certificate.

4.10(9)	Registration Rights Agreement (See Exhibit 10.75).

4.11	Indenture (see Exhibit 10.99).

4.12	Registration Rights Agreement (see Exhibit 10.100).

10.2(1)	Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).

10.5(1)	Form of Indemnification Agreement between the Registrant and each of its officers and directors.

10.8(1)	The Registrant’s 1998 Stock Option Plan.

10.9(1)+	Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.

10.10(1)+	Lease Agreement with Market Halsey Urban Renewal, LLC, dated as of May 3, 1999.

10.11(1)+	Lease Agreement with Laing Beaumeade, dated as of November 18, 1998.

10.12(1)+	Lease Agreement with Rose Ventures II, Inc., dated as of June 10, 1999.

10.13(1)+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 8, 1999.

10.14(1)+	First Amendment to Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of October 28, 1999.

10.15(1)+	Lease Agreement with Nexcomm Asset Acquisition I, L.P., dated as of January 21, 2000.

10.16(1)+	Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of December 15, 1999.

10.23(1)	Purchase Agreement between International Business Machines Corporation and Equinix, Inc. dated May 23, 2000.

10.24(2)	2000 Equity Incentive Plan.

10.25(2)	2000 Director Option Plan.

10.26(2)	2000 Employee Stock Purchase Plan.

10.27(2)	Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000.

10.28(3)+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of July 1, 2000.

10.29(3)+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of May 1, 2000.

10.30(3)+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 24, 2000.

10.31(3)+	Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24, 2000.

10.42(4)+	First Amendment to Deed of Lease with TrizecHahn Beaumeade Technology Center LLC, dated as of March 22, 2001.

Exhibit Number	Description of Document

10.43(4)+	First Lease Amendment Agreement with Market Halsey Urban Renewal, LLC, dated as of May 23, 2001.

10.44(4)+	First Amendment to Lease with Nexcomm Asset Acquisition I, L.P., dated as of April 18, 2000.

10.45(4)+	Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of December 18, 2000.

10.46(5)	First Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 26, 2001.

10.48(5)	2001 Supplemental Stock Plan.

10.53(6)	Second Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of May 20, 2002.

10.54(6)+	Amended and Restated Master Service Agreement by and between International Business Machines Corporation and Equinix, Inc., dated as of May 1, 2002.

10.56(7)+	Second Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of October 1, 2002.

10.58(7)	Form of Severance Agreement entered into by the Company and each of the Company’s executive officers.

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

10.84(12)	Sublease by and between Electronics for Imaging as Landlord and Equinix Operating Co., Inc. as Tenant dated February 12, 2003.

10.90(13)	Expatriate Agreement with Philip Koen, President and Chief Operating Officer of the Company, dated as of June 24, 2003.

10.92(14)	Renewal of Tenancy Agreements over units #06-01, #06-05/08, #05-05/08, #03-05/08 & #05-01/04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.94(15)	Fourth Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of November 21, 2003.

10.95(15)+	Sublease Agreement between Sprint Communications Company, L.P. and Equinix Operating Co., Inc. dated October 24, 2003.

10.96(15)	Tenancy Agreement over units #03-01, #03-02, #03-03, #03-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.97(15)	Lease Agreement with JMA Robinson Redevelopment, LLC, as successor in interest to Carrier Central L.A., Inc., dated as of November 30, 2003.

10.99(16)	Indenture among Equinix, Inc. and U.S. Bank National Association as Trustee dated February 11, 2004.

10.101(16)	First Amendment to Lease Agreement dated September 1, 1999, between Lakeside Purchaser L.L.C. as successor in interest to Carlyle-Core Chicago, LLC and Equinix Operating Co., Inc.

10.102(17)	Supplemental Lease Agreement with Comfort Development Limited dated May 18, 2004.

10.103(18)+	Lease Agreement dated April 21, 2004 between Eden Ventures LLC and Equinix, Inc.

10.104(18)	Lease Amendment Agreement dated June 17, 2004 between Equinix Japan KK and Mitsubishi Electric Information Network Corporation.

10.105(18)	Equinix, Inc. 2004 International Employee Stock Purchase Plan effective as of June 3, 2004.

10.106(18)	Equinix, Inc. Employee Stock Purchase Plan effective as of June 3, 2004.

10.107	First Amendment to Sublease Agreement dated June 21, 2004 between Equinix Operating Co. Inc. and Sprint Communications Company L.P.

10.108	Omnibus Amendment Agreement dated November 24, 2004 between Equinix, Inc. and i-STT Investments Pte Ltd.

10.109+

Assignment and Assumption of Lease and First Amendment to Lease dated December 6, 2004, between Equinix Operating Company, Inc., Abovenet Communications, Inc., and Brokaw Interests; and Lease dated December 29, 1999 between Abovenet Communications, Inc., and Brokaw Interests.

10.110+	Loan and Security Agreement dated December 6, 2004 between Equinix, Inc. and Silicon Valley Bank

10.111	Sublease dated January 1, 2005 between Equinix, Inc, and At Last Sportswear, Inc./ Sharp Eye, Inc.

10.112	Conversion Agreement dated January 10, 2005 between Equinix, Inc. and i-STT Investments Pte Ltd.

10.113	First Amendment to Lease dated January 18, 2005 between Eden Ventures LLC and Equinix, Inc.

10.114	Notice to Convert Series A-1 Preferred Stock into Common Stock, dated February 1, 2005 by i-STT Investments Pte Ltd.

Exhibit Number	Description of Document

16.1(1)	Letter regarding change in certifying accountant.

17.1(19)	Resignation Letter of Jean Mandeville dated February 4, 2005

21.1(9)	Subsidiaries of Equinix.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-93749).
(2)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement in Form S-1 (Commission File No. 333-39752).
(3)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(4)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(5)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(6)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(7)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(8)	Incorporated herein by reference to Annex A of Equinix’s Definitive Proxy Statement filed with the Commission December 12, 2002.
(9)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(10)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002.
(11)	Incorporated herein by reference to exhibit 10.1 in the Registrant’s filing on Form 8-K on May 1, 2003.
(12)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(13)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(14)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(15)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(16)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(17)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement in Form S-3 (Commission File No. 333-116322).
(18)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(19)	Incorporated herein by reference to exhibit 99.2 in the Registrant’s Current Report on Form 8-K filed on February 9, 2005.
+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Equinix, Inc.:

We have completed an integrated audit of Equinix, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Equinix, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

San Jose, California

March 10, 2005

EQUINIX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$25,938	$26,869
Short-term investments	64,499	46,102
Accounts receivable, net of allowance for doubtful accounts of $337 and $315	11,919	10,178
Prepaids and other current assets	4,726	3,139

Total current assets	107,082	86,288
Long-term investments	17,655	—
Property and equipment, net	343,361	343,554
Goodwill	22,018	21,228
Debt issuance costs, net	3,164	5,954
Other assets	8,518	7,508

Total assets	$501,798	$464,532

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$21,028	$18,052
Accrued interest payable	1,706	1,114
Current portion of accrued restructuring charges	1,952	828
Current portion of debt facilities and capital lease obligations	675	2,689
Current portion of credit facility	—	12,000
Other current liabilities	6,877	3,843

Total current liabilities	32,238	38,526
Accrued restructuring charges, less current portion	12,798	—
Debt facilities and capital lease obligations, less current portion	34,529	723
Credit facility, less current portion	—	22,281
Senior notes	—	29,220
Convertible secured notes	35,824	31,683
Convertible subordinated debentures	86,250	—
Deferred rent and other liabilities	26,453	22,022

Total liabilities	228,092	144,455

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 100,000,000 shares authorized in 2004 and 2003; 1,868,667 shares issued and outstanding in 2004 and 2003; liquidation value of $18,298 as of December 31, 2004 and 2003	2	2
Common stock, $0.001 par value per share; 300,000,000 shares authorized in 2004 and 2003; 18,999,468 and 15,084,425 shares issued and outstanding in 2004 and 2003	19	15
Additional paid-in capital	776,123	755,698
Deferred stock-based compensation	(260)	(1,032)
Accumulated other comprehensive income	2,257	1,198
Accumulated deficit	(504,435)	(435,804)

Total stockholders’ equity	273,706	320,077

Total liabilities and stockholders’ equity	$501,798	$464,532

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2004	2003	2002
Revenues	$163,671	$117,942	$77,188

Costs and operating expenses:
Cost of revenues	136,950	128,121	104,073
Sales and marketing	18,604	19,483	15,247
General and administrative	32,494	34,293	30,659
Restructuring charges	17,685	—	28,885

Total costs and operating expenses	205,733	181,897	178,864

Loss from operations	(42,062)	(63,955)	(101,676)
Interest income	1,291	296	998
Interest expense	(11,496)	(20,512)	(35,098)
Gain (loss) on debt extinguishment and conversion	(16,211)	—	114,158

Net loss before income taxes	(68,478)	(84,171)	(21,618)
Income taxes	(153)	—	—

Net loss	$(68,631)	$(84,171)	$(21,618)

Net loss per share:
Basic and diluted	$(3.87)	$(8.76)	$(7.23)

Weighted average shares	17,719	9,604	2,990

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)

For the Three Years Ended December 31, 2004

(in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2001	—	$—	2,502,412	$3	$544,420	$(11,022)	$135	$(330,015)	$203,521
Issuance of common stock upon exercise of common stock options	—	—	12,965	—	112	—	—	—	112
Issuance of common stock upon exercise of common stock warrants	—	—	58,551	—	11	—	—	—	11
Issuance of common stock under employee stock purchase plan	—	—	16,689	—	415	—	—	—	415
Issuance of common stock upon exchange of senior notes	—	—	2,357,001	2	30,831	—	—	—	30,833
Issuance of common and preferred stock upon acquisition of i-STT	1,868,667	2	1,084,686	1	31,184	—	—	—	31,187
Issuance of common stock upon acquisition of Pihana	—	—	2,416,379	2	25,515	—	—	—	25,517
Issuance/revaluation of common and preferred stock warrants	—	—	—	—	6,856	—	—	—	6,856
Deferred stock-based compensation, net of forfeitures	—	—	—	—	(1,279)	1,279	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	6,878	—	—	6,878
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(21,618)	(21,618)
Foreign currency translation gain	—	—	—	—	—	—	498	—	498
Unrealized loss on short-term investments	—	—	—	—	—	—	(16)	—	(16)

Net comprehensive income (loss)	—	—	—	—	—	—	482	(21,618)	(21,136)

Balances as of December 31, 2002	1,868,667	2	8,448,683	8	638,065	(2,865)	617	(351,633)	284,194
Issuance of common stock upon exercise of common stock options	—	—	383,198	—	1,541	—	—	—	1,541
Issuance of common stock upon exercise of common stock warrants	—	—	536,457	1	10	—	—	—	11
Issuance of common stock under employee stock purchase plan	—	—	191,307	—	569	—	—	—	569
Issuance of common stock from follow-on equity offering	—	—	5,524,780	6	104,437	—	—	—	104,443
Issuance/revaluation of common stock warrants and value of beneficial conversion feature in connection with Crosslink financing	—	—	—	—	10,004	—	—	—	10,004
Deferred stock-based compensation, net of forfeitures	—	—	—	—	1,072	(1,072)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	2,905	—	—	2,905
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(84,171)	(84,171)
Foreign currency translation gain	—	—	—	—	—	—	577	—	577
Unrealized gain on short-term investments	—	—	—	—	—	—	4	—	4

Net comprehensive income (loss)	—	—	—	—	—	—	581	(84,171)	(83,590)

Balances as of December 31, 2003	1,868,667	2	15,084,425	15	755,698	(1,032)	1,198	(435,804)	320,077
Issuance of common stock upon exercise of common stock options	—	—	1,038,306	1	5,954	—	—	—	5,955
Issuance of common stock upon exercise of common stock warrants	—	—	62,100	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	314,637	—	1,334	—	—	—	1,334
Issuance of common stock upon conversion of convertible secured notes	—	—	2,500,000	3	9,997	—	—	—	10,000
Issuance/revaluation of common stock warrants	—	—	—	—	2,445	—	—	—	2,445
Deferred stock-based compensation, net of forfeitures	—	—	—	—	695	(695)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	1,467	—	—	1,467
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(68,631)	(68,631)
Foreign currency translation gain	—	—	—	—	—	—	1,147	—	1,147
Unrealized loss on investments	—	—	—	—	—	—	(88)	—	(88)

Net comprehensive income (loss)	—	—	—	—	—	—	1,059	(68,631)	(67,572)

Balances as of December 31, 2004	1,868,667	$2	18,999,468	$19	$776,123	$(260)	$2,257	$(504,435)	$273,706

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(68,631)	$(84,171)	$(21,618)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and accretion	56,281	60,642	54,082
Amortization of stock-based compensation	1,467	2,905	6,878
Amortization of intangible assets and non-cash prepaid rent	2,243	2,106	—
Amortization of debt-related issuance costs and discounts	2,693	5,574	4,179
Non-cash interest on convertible secured notes	5,112	4,693	—
Amortization of deferred rent	3,449	3,174	1,798
Allowance for (recovery of) doubtful accounts	(50)	—	2,329
Loss on disposal of assets	36	186	11
Loss (gain) on debt extinguishment and conversion	16,211	—	(114,158)
Restructuring charges	17,685	—	28,885
Changes in operating assets and liabilities:
Accounts receivable	(1,691)	(662)	(2,511)
Prepaids and other current assets	(1,458)	6,885	4,290
Other assets	(2,556)	379	2,604
Accounts payable and accrued expenses	3,086	(6,567)	11,126
Accrued restructuring charges	(761)	(11,350)	(9,279)
Other current liabilities	3,759	(497)	2,374
Other liabilities	37	(563)	1,501

Net cash provided by (used in) operating activities	36,912	(17,266)	(27,509)

Cash flows from investing activities:
Purchases of short-term and long-term investments	(220,769)	(46,098)	(14,662)
Maturities of short-term investments	177,608	—	—
Sales of short-term investments	7,021	—	43,536
Purchases of property and equipment	(22,934)	(7,750)	(6,508)
Accrued construction costs and property and equipment	458	2,454	(28,708)
Purchase of restricted cash and short-term investments	—	(50)	(5,090)
Sale of restricted cash and short-term investments	1,751	2,265	3,904

Net cash used in investing activities	(56,865)	(49,179)	(7,528)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,289	106,564	537
Proceeds from convertible subordinated debentures	86,250	—	—
Proceeds from convertible secured notes	—	10,000	30,000
Acquisition of cash from i-STT and Pihana, less acquisition costs	—	—	29,180
Repayment of debt facilities and capital lease obligations	(3,632)	(6,074)	(6,118)
Repayment of credit facility	(34,281)	(57,229)	(13,490)
Repayment of senior notes	(30,475)	—	(17,691)
Debt extinguishment costs	(2,505)	—	(3,600)
Debt issuance costs	(3,407)	(973)	(1,894)

Net cash provided by financing activities	19,239	52,288	16,924

Effect of foreign currency exchange rates on cash and cash equivalents	(217)	(190)	498
Net increase (decrease) in cash and cash equivalents	(931)	(14,347)	(17,615)
Cash and cash equivalents at beginning of year	26,869	41,216	58,831

Cash and cash equivalents at end of year	$25,938	$26,869	$41,216

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,181	$13,548	$19,948

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Equinix, Inc. (“Equinix” or the “Company”) was incorporated in Delaware on June 22, 1998. Equinix is the leading global provider of network-neutral data centers and Internet exchange services for enterprises, content companies, systems integrators and network services providers. Through the Company’s 15 Internet Business Exchange (“IBX”) centers in five countries, customers can directly interconnect with every major global network and Internet service provider for their critical peering, transit and traffic exchange requirements. These interconnection points facilitate the highest performance and growth of the Internet by serving as neutral and open marketplaces for Internet infrastructure services, allowing customers to expand their businesses while reducing costs.

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

In November 2003, the Company sold 5.5 million shares of its common stock at a purchase price of $20.00 per share, which resulted in net proceeds to the Company of $104.4 million. The Company refers to this transaction as the follow-on equity offering (the “Follow-on Equity Offering”) (see Note 12). In addition, in conjunction with the Follow-on Equity Offering, the Company received consent from its senior lenders to amend the terms of its Credit Facility and permanently repaid $55.2 million of the then outstanding principal balance of $90.5 million (see Note 7).

In February 2004, the Company sold $86.3 million in aggregate principal of 2.5% Convertible Subordinated Debentures due 2024 to qualified institutional buyers (see Note 9). The Company used the net proceeds from this offering primarily to repay all amounts outstanding under the Credit Facility, the Heller Loan Amendment, the VLL Loan Amendment and the Senior Notes during February and March 2004. In addition, in March 2004, holders of the Company’s $10.0 million in Convertible Secured Notes issued in connection with the Crosslink Financing, converted the $10.0 million of principal into 2.5 million shares of the Company’s common stock. The Company refers to this transaction as the “Crosslink Conversion.” As a result of the extinguishment of debt associated with the Credit Facility, Heller Loan Amendment, VLL Loan Amendment and the Senior Notes, as well as the Crosslink Conversion, the Company recognized a loss on debt extinguishment and conversion totaling $16.2 million (see Note 10).

As of December 31, 2004, the Company had $108.1 million of cash, cash equivalents and short-term and long-term investments. The Company believes that this cash, coupled with anticipated cash flows generated from operations, will be sufficient to meet the Company’s capital expenditure, working capital, debt service and corporate overhead requirements within the Company’s currently identified business objectives.

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

Consolidation

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiaries” and Emerging Issues Task Force (“EITF”) Abstract No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” As a result, all majority-owned subsidiaries are consolidated unless the Company does not have control. Evidence of such a lack of effective control includes the Company’s inability to direct or cause the direction of the management and policies of a person, whether through the ownership of voting shares, by contract, or otherwise.

As a result of the Combination, the Company acquired a 60% interest in i-STT Nation Limited, an IBX center operation in Thailand. However, as a result of certain substantive participating rights granted to minority shareholders, i-STT Nation Limited was not considered a controlled subsidiary and accordingly, it was not consolidated. Accordingly, the Company accounted for i-STT Nation Limited as an equity investment using the equity method of accounting. Under the purchase price allocation, the Company attributed no value to this investment as i-STT Nation Limited was in the early stages of operations and was not able to generate positive operating cashflow for the foreseeable future. During the year ended December 31, 2003, the Company made the decision to wind-down i-STT Nation Limited, entered into a wind-down agreement and liquidated this subsidiary. The costs of wind-down were accounted for as a purchase price adjustment (see Note 2).

The Company’s cumulative translation adjustment as of December 31, 2004, 2003 and 2002 was $2,349,000, $1,202,000 and $617,000, respectively.

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

Cash, Cash Equivalents and Short-Term and Long-Term Investments

The Company considers all highly liquid instruments with an original maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of money market mutual funds and certificates of deposit with financial institutions with maturities up to 90 days. Short-term investments generally consist of certificates of deposits with original maturities of between 90 and 360 days and highly liquid debt

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities of corporations, municipality agencies of the U.S. government and the U.S. government. Long-term investments generally consist of debt securities of corporations, municipality agencies of the U.S. government and the U.S. government with maturities at the date of acquisition of greater than 360 days. Short-term and long-term investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices with unrealized gains and losses reported in stockholders’ equity as a component of comprehensive income. The cost of securities sold is based on the specific identification method.

Financial Instruments and Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash, cash equivalents and short-term and long-term investments to the extent these exceed federal insurance limits and accounts receivable. Risks associated with cash, cash equivalents and short-term and long-term investments are mitigated by the Company’s investment policy, which limits the Company’s investing to only those marketable securities rated at least A-1/P-1 and AA/Aa2 investment grade, as determined by independent credit rating agencies.

The Company’s customer base has historically been composed primarily of businesses throughout the United States; however, on December 31, 2002, as a result of the Combination (see Note 2), the Company acquired the accounts receivable balances of i-STT and Pihana, and commencing in fiscal 2003, the Company’s revenues now include revenues from these Asia-Pacific operations. The Company performs ongoing credit evaluations of its customers. For the years ended December 31, 2004, 2003 and 2002, one customer, IBM, accounted for 13%, 15% and 20%, respectively, of revenues for those years. As of December 31, 2004 and 2003, this same customer accounted for 12% and 11%, respectively, of accounts receivable. No other single customer accounted for greater than 10% of accounts receivables or revenues for the periods presented.

Property and Equipment

Property and equipment are stated at the Company’s original cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally two to five years for non-IBX center equipment and two to twelve years for IBX center equipment. Leasehold improvements and assets acquired under capital lease are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement, which is generally ten to fifteen years for the leasehold improvements.

Asset Retirement Costs

In June 2001, the FASB approved SFAS No. 143. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Subsequent to the initial measurement, the Company is accreting the liability in relation to the asset retirement obligations over time and the accretion expense is being recorded as a cost of revenue. SFAS No. 143 was effective for the Company beginning on January 1, 2003 and the adoption of SFAS No. 143 did not have a material impact on the Company’s financial statements.

During the year ended December 31, 2004, the Company recorded additional asset retirement costs related to new leases totaling $83,000. In addition, during the fourth quarter of 2004, the Company revised certain of its estimates used in its calculations for asset retirement costs. As a result, the Company recorded an increase to its

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

asset retirement obligations of $1,057,000 and increased the related long-lived assets accordingly, which the Company reflects within leasehold improvements in property and equipment. For the years ended December 31, 2004 and 2003, the Company recorded accretion expense related to its asset retirement obligations of $355,000 and $562,000, respectively.

Goodwill and Other Intangible Assets

The Company recorded goodwill as part of the Combination, which closed on December 31, 2002 (see Note 2), which is fully attributed to the Company’s Singapore operation. The Company is required to perform an impairment review of its goodwill balance on at least on an annual basis, which the Company performs during the fourth quarter. This impairment review involves a two-step process as follows:

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

During the three months ended December 31, 2004, the Company performed its annual test for goodwill impairment as required by SFAS No. 142. Equinix currently operates in one reportable segment, but has determined that it operates in a number of reporting units for the purposes of SFAS No. 142. The Company completed its evaluation with the assistance of a third party consultant and concluded that goodwill was not impaired as the fair value of its Singapore reporting unit exceeded the carrying value of this reporting unit, including goodwill. The primary methods used to determine the fair values for SFAS No. 142 impairment purposes were the discounted cash flow and market methods. The assumptions supporting the discounted cash flow method, including the discount rate, which was assumed to be 14%, were determined using the Company’s best estimates as of the date of the impairment review.

Goodwill and other intangible assets, net, consisted of the following as of December 31 (in thousands):

	2004	2003
Goodwill	$22,018	$21,228

Other intangibles:
Intangible asset—customer contracts	4,114	3,927
Intangible asset—tradename	318	300
Intangible asset—workforce	160	160

	4,592	4,387
Accumulated amortization	(4,357)	(2,106)

	235	2,281

	$22,253	$23,509

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other identifiable intangible assets, comprised of customer contracts, tradename and workforce, are carried at cost, less accumulated amortization, and were acquired as a result of the Combination (see Note 2) and the Santa Clara IBX Acquisition (see Note 3). No amortization was recognized in fiscal 2002 as the Combination was consummated on December 31, 2002 and the Santa Clara IBX Acquisition was consummated on December 1, 2003. Beginning in fiscal 2003, the Company began amortizing these other identifiable intangibles on a straight-line basis over their estimated useful lives, which are two years for customer contracts acquired in the Combination and five years for customer contracts acquired in the Santa Clara IBX Acquisition and one year for both tradename and workforce. Other intangible assets, net, are included in other assets on the accompanying balances sheets as of December 31, 2004 and 2003.

For the year ended December 31, 2004, the Company recorded $2,049,000 of amortization expense associated with its other intangible assets. For the year ended December 31, 2003, the Company recorded $2,106,000 of amortization expense associated with its other intangible assets. Prior to 2003, the Company had not recorded amortization expense. The Company expects to record the following amortization expense during the next five years (in thousands):

Year ending:
2005	$60
2006	60
2007	60
2008	55
2009	—

Total	$235

Fair Value of Financial Instruments

The carrying value amounts of the Company’s financial instruments, which include cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, accrued expenses and long-term obligations approximate their fair value due to either the short-term maturity or the prevailing interest rates of the related instruments. The fair value of the Company’s Senior Notes was based on quoted market prices. The estimated fair value of the Senior Notes was approximately $24.4 million as of December 31, 2003. In March 2004, the Company redeemed all of the Senior Notes, which had a total of $30.5 million of principal outstanding as of December 31, 2003 (see Note 6). The fair value of the Company’s Convertible Subordinated Debentures, which were issued in February 2004, are based on quoted market prices (see Note 9). The estimated fair value of the Convertible Subordinated Debentures was approximately $106.2 million as of December 31, 2004.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the quarter ended June 30, 2002, and also during the quarter ended December 31, 2004, the Company wrote-down the value of some property and equipment, primarily leasehold improvements, located in excess lease spaces that the Company exited from or intends to exit from and that do not currently provide any ongoing benefit (see Note 17).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In light of a number of factors, including the continued difficulty in the economy and the Company’s significant losses to date, an impairment assessment was undertaken of the Company’s IBX centers as of December 31, 2002. This assessment involved an assessment of the future net cash flows generated by each IBX center over their respectful useful lives and comparing this against the carrying value of that IBX center. The revenue and cost assumptions used in this analysis were based on numerous factors, including the current revenue and cost performance of each IBX hub, historical growth rates, the remaining space to fill each IBX center to full capacity relative to the market demand in each of the individual geographic markets of each IBX hub, expected inflation rates and any other available economic indicators and factors that the Company believed were relevant. This analysis showed that the total of the undiscounted future cash flows was greater than the carrying amount of the assets, and accordingly, no impairment was deemed to have occurred. Significant judgments and assumptions were required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, customer growth and the timing of overall market growth and the Company’s percentage of that market. The Company reviewed this analysis as of December 31, 2003, and again as of December 31, 2004, and noted that the Company had generally performed better in all significant aspects compared to the projections used in the prior year and that no impairment indicators or triggering events were present. As a result, no further impairment analysis was performed; however, if future results do not match these estimates, revised future forecasts could result in a material adverse effect on the assessment of the Company’s long-lived assets, thereby requiring the Company to write down the assets.

Revenue Recognition

Equinix derives more than 90% of its revenues from recurring revenue streams, consisting primarily of (1) colocation services, such as from the licensing of cabinet space and power; (2) interconnection services, such as cross connects and Gigabit Ethernet ports and (3) managed infrastructure services, such as Equinix Direct, bandwidth and other e-business services such as mail service and managed platform solutions. The remainder of the Company’s revenues are from non-recurring revenue streams, such as from the recognized portion of deferred installation revenues, professional services, contract settlements and equipment sales. Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to three years. Fees for the provision of e-business services are recognized progressively as the services are rendered in accordance with the contract terms, except where the future costs cannot be estimated reliably, in which case fees are recognized upon the completion of services. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the term of the related contract or expected customer relationship. Professional service fees are recognized in the period in which the services were provided and represent the culmination of the earnings process as long as they meet the criteria for separate recognition under EITF Abstract No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue from bandwidth and equipment is recognized on a gross basis in accordance with EITF Abstract No. 99-19, “Recording Revenue as a Principal versus Net as an Agent”, primarily because the Company acts as the principal in the transaction, takes title to products and services and bears inventory and credit risk. To the extent the Company does not meet the criteria for gross basis accounting for bandwidth and equipment revenue, the Company records the revenue on a net basis. Revenue from contract settlements is recognized on a cash basis when no remaining performance obligations exist to the extent that the revenue has not previously been recognized.

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

Revenue is recognized only when the service has been provided and when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. It is

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customary business practice to obtain a signed master sales agreement and sales order prior to recognizing revenue in an arrangement. The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company generally does not request collateral from its customers although in certain cases the Company obtains a security interest in a customer’s equipment placed in its IBX centers or obtains a deposit. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. In addition, Equinix also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for those customers that the Company had expected to collect the revenues. If the financial condition of Equinix’s customers were to deteriorate or if they become insolvent, resulting in an impairment of their ability to make payments, allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the Company’s reserves. A specific bad debt reserve of up to the full amount of a particular invoice value is provided for certain problematic customer balances. A general reserve is established for all other accounts based on the age of the invoices. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected more likely than not to be realized in the future. The assessment of whether or not a valuation allowance is required often requires significant judgment including the forecast of future taxable income and the evaluation of tax planning strategies in each of the jurisdictions in which the Company operates. The Company also accounts for any income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.”

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

Primarily as a result of employee stock options being granted at exercise prices below fair market value prior to the Company’s initial public offering (“IPO”) in August 2000, the Company recorded a deferred stock-

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based compensation charge on its balance sheet of $54,537,000 in 2000, which was amortized over the four-year vesting life of these individual stock options net of the reversal of any previously recorded accelerated stock-based compensation expense due to the forfeitures of those stock options prior to vesting. The amortization of the deferred stock-based compensation related to these pre-IPO stock options ended in August 2004. In addition, in September 2003, the Compensation Committee of the Board of Directors awarded a stock option grant to the Company’s chief executive officer at a 15% discount to the then fair market value of the Company’s common stock on the date of grant and, as a result, recorded a $1,093,000 deferred stock-based compensation charge, which is amortized over the three-year vesting period of this grant. As of December 31, 2004, there was a total of $260,000 of deferred stock-based compensation remaining to be amortized, primarily for this grant to the Company’s chief executive officer. The Company expects stock-based compensation expense related to this specific option grant to impact its results of operations through 2006.

The following table presents, by operating expense, the Company’s amortization of stock-based compensation expense (in thousands):

	2004	2003	2002
Cost of revenues	$35	$59	$266
Sales and marketing	60	294	952
General and administrative	1,372	2,552	5,660

	$1,467	$2,905	$6,878

The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of SFAS No. 123.” The following table presents what the net loss and net loss per share would have been had the Company adopted SFAS No. 123 (in thousands, except per share data):

	2004	2003	2002
Net loss as reported	$(68,631)	$(84,171)	$(21,618)
Stock-based compensation expense included in net loss	1,459	2,818	6,859
Stock-based compensation expense if SFAS No. 123 had been adopted	(20,756)	(10,238)	(12,866)

Pro forma net loss	$(87,928)	$(91,591)	$(27,625)

Basic and diluted net loss per share:
As reported	$(3.87)	$(8.76)	$(7.23)
Pro forma	(4.96)	(9.54)	(9.24)

The Company’s fair value calculations for employee grants were made using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2004	2003	2002
Dividend yield	0%	0%	0%
Expected volatility	98%	110%	135%
Risk-free interest rate	2.58%	2.24%	3.75%
Expected life (in years)	3.50	3.50	3.50

The weighted-average fair value of stock options per share on the date of grant was $19.48, $3.91 and $21.58 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company’s fair value

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculations for employee’s stock purchase rights under the Purchase Plan (see Note 12) were made using the Black-Scholes option pricing model with weighted average assumptions consistent with those used for employee grants as indicated above; however, the assumption for expected life (in years) used for the Purchase Plan was approximately two years for each of the periods presented.

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

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share;” SEC Staff Accounting Bulletin (“SAB”) No. 98; EITF Issue 03-6, “Participating Securities and the Two-Class Method Under FASB 128”, which the Company adopted during the second quarter of 2004 and EITF Issue 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, which the Company adopted during the fourth quarter of 2004. Under the provisions of SFAS No. 128, SAB No. 98 and EITF Issues 03-6 and 04-8, basic and diluted net loss per share are computed using the weighted-average number of common shares outstanding. Options, warrants and contingently convertible instruments were not included in the computation of diluted net loss per share because the effect would be anti-dilutive, and do not qualify as participating securities under EITF Issue 03-6. Under EITF Issue 03-6, the Company’s preferred stock qualifies as a participating security, but was not included in the Company’s basic and diluted net loss per share calculations as the holder of preferred stock does not have a contractual obligation to share in the Company’s losses. In addition, under EITF 04-8, the Company’s Convertible Subordinated Debentures qualify as contingently convertible instruments; however, they were not included in the Company’s diluted net loss per share calculations because to do so would be anti-dilutive for all periods presented.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31 (in thousands, except per share amounts):

	2004	2003	2002
Numerator:
Net loss	$(68,631)	$(84,171)	$(21,618)

Denominator:
Weighted average shares	17,719	9,606	3,015
Weighted average unvested shares subject to repurchase	—	(2)	(25)

Total weighted average shares	17,719	9,604	2,990

Net loss per share:
Basic and diluted	$(3.87)	$(8.76)	$(7.23)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for December 31:

	2004	2003	2002
Series A preferred stock	1,868,667	1,868,667	1,868,667
Series A preferred stock warrant	965,674	965,674	965,674
Shares reserved for conversion of convertible secured notes	4,191,193	6,160,765	2,785,205
Shares reserved for conversion of convertible subordinated debentures	2,183,548	—	—
Common stock warrants	290,110	245,835	269,586
Common stock options	3,801,794	3,407,938	725,821
Common stock subject to repurchase	—	150	6,986

Derivatives and Hedging Activities

The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. As of December 31, 2004, the Company had not entered into any hedging activities; however, the Convertible Subordinated Debentures that were issued in February 2004 contain one remaining embedded derivative, which had a zero fair value as of December 31, 2004 (see Note 9).

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2003, the FASB issued SFAS No. 150, ”Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. In November 2003, the FASB issued FASB Staff Position FASB 150-3 which deferred the measurement provisions of SFAS No. 150 indefinitely for certain mandatorily redeemable non-controlling interests that were issued before November 5, 2003. The FASB plans to reconsider implementation issues and, perhaps, classification or measurement guidance for those non-controlling interests during the deferral period. In 2003, the Company applied certain disclosure requirements of SFAS No. 150. To date, the impact of the effective provisions of SFAS No. 150 have not had a material impact on the Company’s results of operations, financial position or cash flows. While the effective date of certain elements of SFAS No. 150 have been deferred, the adoption of SFAS No. 150 when finalized is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2004, the FASB approved EITF Issue 03-6 “Participating Securities and the Two-Class Method under FAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share”, and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of APB Opinion No. 25 and FASB No. 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The Company adopted the provisions of EITF Issue 03-6 during the second quarter of 2004. The adoption of EITF Issue 03-6 did not have a material effect on the Company’s basic and diluted net loss per share data at this time.

In June 2004, the FASB issued EITF Issue 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue 03-1 establishes a common approach to evaluating other-than-temporary impairment to investments in an effort to reduce the ambiguity in impairment methodology found in APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which has resulted in inconsistent application. In September 2004, the FASB issued FASB Staff Position EITF Issue 03-1-1, which deferred the effective date for the measurement and recognition guidance clarified in EITF Issue 03-1 indefinitely; however, the disclosure requirements remain effective for fiscal years ending after June 15, 2004. While the effective date for certain elements of EITF Issue 03-1 have been deferred, the adoption of EITF Issue 03-1 when finalized in its current form is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2004, the FASB approved EITF Issue 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” EITF Issue 04-8 addresses when contingently convertible instruments should be

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included in diluted earnings per share. For purposes of EITF Issue 04-8, contingently convertible instruments are instruments that have embedded conversion features that are contingently convertible or exercisable based on (a) a market price trigger or (b) multiple contingencies if one of the contingencies is a market price trigger and the instrument can be converted or share settled based on meeting the specified market condition. EITF Issue 04-8 is effective for reporting periods beginning after December 15, 2004 and should be applied by restating previously reported earnings per share data. The Company adopted the provisions of EITF Issue 04-8 during the fourth quarter of 2004. The adoption of EITF Issue 04-8 did not have a material effect on the Company’s diluted net loss per share data at this time.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation, such as employee stock purchase plans and restricted stock awards. In addition, SFAS No. 123(R) supercedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Under the provisions of SFAS No. 123(R), stock-based compensation awards must meet certain criteria in order for the award to qualify for equity classification. An award that does not meet those criteria will be classified as a liability and be remeasured each period. SFAS No. 123(R) retains the requirements on accounting for the income tax effects of stock-based compensation contained in SFAS No. 123; however, it changes how excess tax benefits will be presented in the statement of cash flows. SFAS No. 123(R) is effective for reporting periods beginning after June 15, 2005. The Company is currently considering the financial accounting, income tax and internal control implications of SFAS No. 123(R). The adoption of SFAS No. 123(R) is expected to have a significant impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets contained in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. As the provisions of SFAS No. 153 are to be applied prospectively, the adoption of SFAS No. 153 will not have an impact on the Company’s historical financial statements; however, the Company will assess the impact of the adoption of this pronouncement on any future nonmonetary transactions that the Company enters into, if any.

2.    The Combination

Acquisition of i-STT

On December 31, 2002, a wholly-owned subsidiary of the Company acquired all issued and outstanding shares of i-STT from STT Communications (the “i-STT Acquisition”). i-STT was a similar business to that of Equinix with IBX center operations in Singapore and Thailand. The entire purchase price of $34,365,000 was comprised of (i) 1,868,667 shares of the Company’s Series A preferred stock and 1,084,686 shares of the Company’s common stock, with a total value of $31,187,000 and (ii) total cash consideration and direct transaction costs of $3,178,000.

The fair value of the Company’s stock issued was determined using the five-trading-day average price of the Company’s common stock surrounding the date the transaction was announced in October 2002. The Company determined that the fair value of the Series A preferred stock and the common stock was the same because the material rights, preferences and privileges of Series A preferred stock and the common stock were virtually identical (see Note 12).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The initial purchase price, including direct merger costs, was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Included in the net liabilities assumed as of December 31, 2002, was an accrual of $400,000 representing the estimated costs to exit from an undeveloped IBX center leasehold interest in Shanghai, China. The Company completed the exit of this lease during the second quarter of 2003. During the quarter ended March 31, 2003, the Company recorded an adjustment to increase the goodwill acquired in the i-STT Acquisition by $650,000 as a result of the decision to wind-down the joint venture in Thailand, i-STT Nation Limited. The wind-down costs attributed to i-STT Nation Limited were treated as a purchase price adjustment consistent with the provisions of EITF 95-3 “Costs to Exit an Activity of an Acquired Company.” As of the date of closing of the Combination, the Company planned to exit the Thailand business. However, because i-STT Nation Limited was not a wholly-owned subsidiary, third-party consents were required for the Company to exit this business and since, as of the date of the Combination, the Company did not have such consents, the Company was unable to estimate the timing for such exit. During the first quarter of 2003, senior management from the Company had several meetings with the third parties, whose consent was required to discuss the cost and timing for the Company to exit the business, and as a result, the Company estimated that its share of the costs to shut down the joint venture would not exceed $650,000. The Company completed these wind-down efforts during the second half of 2003. The costs of both exiting the Shanghai leasehold and winding down the joint venture in Thailand were less than expected, and as a result, the Company recorded an adjustment to reduce the remaining accruals for these efforts totaling $446,000, which decreased the goodwill balance acquired in the i-STT Acquisition. Over the course of 2003, the Company recorded several adjustments to the provisional purchase price allocation following the resolution of certain contingencies, including the Shanghai lease termination and Thailand wind-down activities discussed above, totaling $348,000, which decreased the goodwill balance acquired in the i-STT Acquisition.

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

Acquisition of Pihana

On December 31, 2002, a wholly-owned subsidiary of the Company merged with and into Pihana (the “Pihana Acquisition”). Pihana was a similar business to that of Equinix with IBX center operations in Singapore;

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tokyo, Japan; Sydney, Australia; Hong Kong, China, as well as Los Angeles and Honolulu in the U.S. The entire purchase price of $28,376,000 was comprised of (i) 2,416,379 shares of the Company’s common stock, with a total value of $25,517,000, (ii) total cash consideration and direct transaction costs of $2,683,000 and (iii) the value of Pihana shareholder warrants assumed in the Pihana Acquisition of $176,000 (the “Pihana Shareholder Warrants”). The fair market value of the Company’s stock issued was determined using the five-trading-day average price of the Company’s common stock surrounding the date the transaction was announced in October 2002. The fair value of the Pihana Shareholder Warrants, which represent the right to purchase 133,442 shares of the Company’s common stock at an exercise price of $191.81 per share, was determined using the Black-Scholes option-pricing model and the following assumptions: fair market value per share of $5.70, dividend yield of 0%, expected volatility of 135%, risk-free interest rate of 4% and a contractual life of approximately 3 years.

The initial purchase price, including direct merger costs, was allocated to assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Included in the net liabilities assumed as of December 31, 2002, were total restructuring charges of $9,470,000, which related primarily to the exit of the undeveloped portion of the Pihana Los Angeles IBX center leasehold, severance related to an approximate 30% reduction in workforce, including several officers of Pihana and some transaction-related professional fees. A substantial portion of these costs were paid during 2003. Prior to December 31, 2002, Pihana sold their Korean IBX center operations, which was excluded from the Pihana Acquisition, terminated or amended several operating leaseholds and recorded a substantial impairment charge against the value of their property and equipment assumed in the Pihana Acquisition. During the fourth quarter of 2003, the Company recorded several adjustments to the provisional purchase price allocation following the resolution of certain contingencies totaling $1,184,000, which increased the property and equipment balance assumed in the Pihana Acquisition. In addition, during 2004, the Company recorded several additional adjustments to the provisional purchase price allocation following the settlement of certain liabilities accrued at the consummation date totaling $157,000, which decreased the property and equipment balance assumed in the Pihana Acquisition.

The fair value of the assets and liabilities assumed, inclusive of all purchase price adjustments, is summarized as follows (in thousands):

Cash and cash equivalents	$33,341
Accounts receivable	754
Other current assets	651
Property and equipment	6,718
Restricted cash	927
Other assets	2,329

Total assets acquired	44,720
Accounts payable and accrued expenses	(3,294)
Accrued restructuring charges and transaction fees	(9,536)
Other current liabilities	(42)
Capital lease obligations	(1,536)
Other liabilities	(1,936)

Net assets acquired	$28,376

The Company accounted for the Pihana Acquisition using the purchase method.

Acquired Restructuring Accruals

As a result of the Combination, the Company acquired several accruals related to restructuring activities from both i-STT and Pihana, which were commenced in 2002, but the majority of which were not completed until 2003.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the changes in accrued restructuring charge from December 31, 2003 to December 31, 2004 is outlined as follows (in thousands):

	Acquired restructuring accruals as of December 31, 2003	Purchase price adjustments	Cash payments	Acquired restructuring accruals as of December 31, 2004
Workforce reduction and related costs	$218	$(90)	$(128)	$—
Lease exit and office shutdown costs	390	(67)	(323)	—

	$608	$(157)	$(451)	$—

A summary of the changes in accrued restructuring charge from December 31, 2002 to December 31, 2003 is outlined as follows (in thousands):

	Acquired restructuring accruals as of December 31, 2002	Purchase price adjustments	Cash payments	Acquired restructuring accruals as of December 31, 2003
Workforce reduction and related costs	$5,712	$—	$(5,494)	$218
Lease exit and office shutdown costs	1,735	(314)	(1,031)	390
Other professional fees	2,423	—	(2,423)	—
Thailand joint venture wind-down	—	518	(518)	—

	$9,870	$204	$(9,466)	$608

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited pro forma consolidated results of operations for the year ended December 31, 2002 is as follows (in thousands, except per share data):

2002
Revenues	$93,150
Net loss	(69,351)
Basis and diluted net loss per share	(10.68)

These unaudited pro forma results do not include the effects of the the Senior Note Exchange (see Note 6) or Financing (see Note 8).

3.    IBX Acquisitions and Expansions

Santa Clara IBX Acquisition

In December 2003, the Company entered into a definitive agreement to sublease an already constructed 160,000 square foot data center in Santa Clara, California, and acquire certain related assets from Sprint Communications Company, L.P. (“Sprint”). The Company refers to this transaction as the Santa Clara IBX acquisition (the “Santa Clara IBX Acquisition”).

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

Pursuant to the terms of the sublease agreement with Sprint, the Company obtained title to certain fixed assets contained within this IBX hub, which had a total fair value of $3,980,000. Concurrent with the negotiations with Sprint to sublease the property and take over the operations of this IBX hub, the Company also negotiated with the various customers already located within this IBX center and entered into new contracts with the key customers. The Company also hired a number of Sprint employees that were working within this IBX center. The customer contracts intangible asset has a useful life of five years, the term of the primary key customer contract, and the workforce intangible asset has a useful life of one year.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Washington, D.C. Metro Area IBX Expansion

In April 2004, the Company entered into a long-term lease for a 95,000 square foot data center in the Washington, D.C. metro area. This center is adjacent to the Company’s existing Washington D.C. metro area IBX. This lease, which includes the leasing of all of the IBX plant and machinery equipment located within the building, is classified as a capital lease (the “Washington, D.C. Metro Area IBX Expansion Capital Lease”). The Company took possession of this property during the fourth quarter of 2004, and as a result, recorded property and equipment assets, as well as a capital lease obligation, totaling $35,309,000. Monthly payments under this lease, which commenced in November 2004, will be made through 2019 at an effective interest rate of 8.50% per annum (see Note 5). The Company refers to this transaction as the “Washington, D.C. Metro Area IBX Expansion.”

San Jose IBX Acquisition

In December 2004, the Company entered into a long-term lease for a 103,000 square foot data center in the Silicon Valley area through an Assignment and Assumption of Lease agreement with Abovenet Communications, Inc. (“Abovenet”) (the “New San Jose IBX Lease”). This center is close to the Company’s existing IBX centers in the Silicon Valley, and this new addition expands the global Equinix footprint to approximately 1.4 million square feet. The Company will take possession of this property during the first quarter of 2005. Concurrent with the signing of the New San Jose IBX Lease, the Company also purchased the assets, primarily IBX plant and machinery, located in this center from Abovenet for a purchase price of $924,000 The Company will fund this purchase price when it takes possession of this property during the first quarter of 2005 (the “New San Jose IBX Asset Purchase Agreement”) . The Company also entered into an agreement with Abovenet to interconnect all three of its IBX centers in the Silicon Valley through redundant dark fiber links for a fee of $3,300,000 (the “Silicon Valley IBX Fiber Ring Agreement”). The Company will manage the dark fiber links and will allow customers in each center to leverage the benefits of directly interconnecting with other customers in the other centers. Pursuant to the terms of the Silicon Valley IBX Fiber Ring Agreement, the Company paid $2,550,000 towards the work to be performed by Abovenet in December 2004, with the remaining $750,000 to be paid no later than May 1, 2005. The Silicon Valley IBX Fiber Ring Agreement has an initial term from the time the fiber is available, which is expected to be March 2005, through May 2020. The Company has reflected the $2,550,000 payment for the Silicon Valley IBX Fiber Ring Agreement within both prepaids and other current assets and other assets (non-current) on the accompanying balance sheet as of December 31, 2004. Lastly, Abovenet, a customer of the Company’s prior to entering into any of these agreements, expanded its customer contract with the Company to include being a customer in this new San Jose IBX (the “Abovenet Customer Contract”). The Company refers to this transaction as the “San Jose IBX Acquisition.”

The Company is currently evaluating the accounting treatment for the San Jose IBX Acquisition, including its analysis of fair value for each of the individual elements involved in this transaction, and will have this evaluation completed in March 2005.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Balance Sheet Components

Cash, Cash Equivalents and Short-term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following as of December 31 (in thousands):

	2004	2003
Money market	$15,944	$9,254
U.S. government and agency obligations	38,048	4,043
Commercial paper	30,391	—
Corporate bonds	17,202	22,615
Auction rate securities	6,507	33,559
Other securities	—	3,500

Total available-for-sale securities	108,092	72,971
Less amounts classified as cash and cash equivalents	(25,938)	(26,869)

Total securities classified as investments	82,154	46,102
Less amounts classified as short-term investments	(64,499)	(46,102)

Total market value of long-term investments	$17,655	$—

The original maturities of all short-term investments were less than one year as of December 31, 2004 and 2003. The original maturities of all long-term investments was greater than one year and less than two years with the exception of one long-term investment totaling $3,164,000, which had an original maturity of greater than two years and less than three years, as of December 31, 2004. As of December 31, 2004 and 2003, cash equivalents included investments in other securities with various contractual maturity dates that do not exceed 90 days. Gross realized gains and losses from the sale of securities classified as available-for-sale were not material for the years ended December 31, 2004, 2003 and 2002. For the purpose of determining gross realized gains and losses, the cost of securities is based upon specific identification.

As of December 31, 2004 and 2003, unrealized gains and losses were net losses of $92,000 and $4,000, respectively. As of December 31, 2004, the Company’s net unrealized losses in its available-for-sale securities was comprised of the following (in thousands):

	Unrealized gains	Unrealized losses	Net unrealized losses
Cash and cash equivalents	$—	$—	$—
Short-term investments	61	(87)	(26)
Long-term investments	1	(67)	(66)

	$62	$(154)	$(92)

There were no individual marketable securities which carried an unrealized loss for the past twelve consecutive months; however, there were seven marketable securities which carried an unrealized loss for at least six months. The net unrealized losses of these seven instruments was $51,000. These seven debt instruments have an aggregate fair value of $16,042,000 and are comprised of four corporate bonds rated AA or better, and three government agency securities. The Company has evaluated the credit risk of the securities which carried unrealized losses for six or more consecutive months. The credit risk of these instruments has not been adversely affected by a ratings downgrade and there has been no negative impact relating to the industry or sector of the

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuers of these instruments. The government agency securities have continued to trade at consistent spreads over the past year, providing further indication that there has been no negative impact to these securities. The credit ratings of these securities remain within the Company’s investment policy guidelines. Based upon this evaluation, the Company has determined that the unrealized losses are predominantly the result of rising interest rates relative to rates at the time the securities were purchased in the first half of 2004. This decline in value of these investments is primarily related to changes in interest rates and is considered to be temporary in nature, and as a result, the Company has continued to account for these as unrealized losses as of December 31, 2004. The Company’s unrealized losses as of December 31, 2003 were not significant.

Certain auction rate securities have been reclassified from cash equivalents to short-term investments. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of ninety days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every seven, twenty-eight or thirty-five days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction.

Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was ninety days or less, which was based on our ability to either liquidate our holdings or roll our investment over to the next reset period.

Based upon the Company’s re-evaluation of these securities, the Company has reclassified its auction rate securities, previously classified as cash equivalents, as short-term investments on the accompanying consolidated balance sheet as of December 31, 2003. This resulted in a reclassification from cash and cash equivalents to short-term investments of $33,559,000 on the December 31, 2003 consolidated balance sheet. In addition, purchases of short-term and long-term investments and sales of short-term investments, included in the accompanying consolidated statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities during the periods presented. The Company accounts for its marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Such investments are classified as “available-for-sale” and are reported at fair value in the Company’s consolidated balance sheets. The short-term nature and structure, the frequency with which the interest rate resets and the ability to sell auction rate securities at par and at the Company’s discretion indicates that such securities should more appropriately be classified as short-term investments with the intent of meeting the Company’s short-term working capital requirements.

Accounts Receivable

Accounts receivable, net, consists of the following as of December 31 (in thousands):

	2004	2003
Accounts receivable	$26,119	$19,164
Unearned revenue	(13,863)	(8,671)
Allowance for doubtful accounts	(337)	(315)

	$11,919	$10,178

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Unearned revenue consists of pre-billing for services that have not yet been provided, but which have been billed to customers

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ahead of time in accordance with the terms of their contract. Accordingly, the Company invoices its customers at the end of a calendar month for services to be provided the following month.

Additions (reductions) to the allowance for doubtful accounts were approximately ($50,000), zero and $2,329,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Charges (recoveries) against the allowance were approximately ($72,000), $82,000 and $2,313,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Prepaids and Other Current Assets

Prepaids and other current assets consist of the following as of December 31 (in thousands):

	2004	2003
Prepaid rent	$1,830	$—
Prepaid insurance	826	1,076
Prepaid other	1,112	906
Taxes receivable	728	948
Other current assets	230	209

	$4,726	$3,139

Prepaid rent as of December 31, 2004, primarily represented rent for January 2005 for the Company’s various U.S. IBX operating leases, which the Company paid in December 2004.

Property and Equipment

Property and equipment is comprised of the following as of December 31 (in thousands):

	2004	2003
Leasehold improvements	$402,620	$383,574
IBX plant and machinery	89,960	64,557
IBX equipment	47,437	40,023
Computer equipment and software	21,711	18,875
Furniture and fixtures	2,041	1,979

	563,769	509,008
Less accumulated depreciation	(220,408)	(165,454)

	$343,361	$343,554

Leasehold improvements, IBX plant and machinery and computer equipment and software recorded under capital leases aggregated $35,309,000 and zero as of December 31, 2004 and 2003, respectively. The Company recorded a capital lease in connection with its IBX expansion in the Washington, D.C. metro area during the fourth quarter of 2004 (see Note 3). Amortization on the assets recorded under capital leases is included in depreciation expense.

Included within leasehold improvements is the value attributed to the earned portion of several warrants issued to certain fiber carriers and the Company’s contractor totaling $9,883,000 at both December 31, 2004 and December 31, 2003. Amortization of such warrants is included in depreciation expense.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the Company wrote-off all remaining property and equipment, primarily leasehold improvements, located in the excess lease space on the floor above the Company’s Los Angeles IBX totaling $3,816,000. The Company decided to exit from this excess lease space and these assets do not provide any ongoing benefit (see Note 17).

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of December 31 (in thousands):

	2004	2003
Accounts payable	$2,835	$3,833
Accrued compensation and benefits	5,969	3,655
Accrued taxes	3,376	2,539
Accrued property and equipment	2,912	2,454
Accrued utility and security	2,457	2,017
Accrued professional fees	1,741	1,281
Accrued other	1,738	2,273

	$21,028	$18,052

Other Current Liabilities

Other current liabilities consisted of the following as of December 31 (in thousands):

	2004	2003
Customer deposits	$3,229	$109
Deferred installation revenue	3,019	2,693
Other current liabilities	629	1,041

	$6,877	$3,843

A significant portion of customer deposits as of December 31, 2004, represents a customer’s deposit towards an installation project at one of the Company’s IBX centers. Upon completion of this installation project, this deposit will be reclassified to deferred installation revenue and amortized into revenue over the expected life of the customer relationship.

Deferred Rent and Other Liabilities

Deferred rent and other liabilities consisted of the following as of December 31 (in thousands):

	2004	2003
Deferred rent	$22,493	$19,889
Asset retirement obligations	3,054	1,559
Other liabilities	906	574

	$26,453	$22,022

The Company currently leases all but one of its IBX centers and certain equipment under noncancelable operating lease agreements expiring through 2020. The centers’ lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

negotiated rent expense abatement periods to better match the phased build-out of its centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent.

5.    Debt Facilities and Capital Lease Obligations

Debt facilities and capital lease obligations consisted of the following as of December 31 (in thousands):

	2004	2003
Washington, D.C. Metro Area IBX Expansion Capital Lease	$35,204	$—
VLL Loan Amendment (net of unamortized discount of zero and $112 as of December 31, 2004 and 2003, respectively)	—	735
Heller Loan Amendment (net of unamortized discount of zero and $3 as of December 31, 2004 and 2003, respectively)	—	2,476
Orix Equipment Leases	—	201

	35,204	3,412
Less current portion	(675)	(2,689)

	$34,529	$723

Washington, D.C. Metro Area IBX Expansion Capital Lease

In April 2004, the Company entered into a long-term lease for a 95,000 square foot data center in the Washington, D.C. metro area. This lease, which includes the leasing of all of the IBX plant and machinery equipment located in the building, is classified as a capital lease (the “Washington, D.C. Metro Area IBX Expansion Capital Lease”). The Company took possession of this property during the fourth quarter of 2004, and as a result, recorded property and equipment assets, as well as a capital lease obligation, totaling $35,309,000. Monthly payments under this lease, which commenced in November 2004, will be made through 2019 at an effective interest rate of 8.50% per annum. As of December 31, 2004, principal of $35.2 million remained outstanding.

Venture Leasing Loan Agreement and VLL Loan Amendment

In August 1999, the Company entered into a Loan Agreement with Venture Lending & Leasing II, Inc. and other lenders (“VLL” and the “Venture Leasing Loan Agreement”). The Venture Leasing Loan Agreement provided financing for equipment and tenant improvements at the Newark, New Jersey IBX center and a secured term loan facility for general working capital purposes. The amount of financing provided was up to $10,000,000, which was allowed to be used to finance up to 85% of the projected cost of tenant improvements and equipment for the Newark IBX center. The full $10,000,000 was fully drawn during 1999. Notes issued beared interest at a rate of 8.5% per annum and were repayable in 42 monthly installments plus a final balloon interest payment equal to 15% of the original advance amount due at maturity and are collateralized by the assets of the Newark, New Jersey IBX. The Venture Leasing Loan Agreement had an effective interest rate of 14.7% per annum.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

yield 0%, expected volatility of 80%, risk-free interest rate of 5.0% and a contractual life of seven years, was $1,174,000. Such amount was recorded as a discount to the applicable debt, and is being amortized to interest expense, using the effective interest method, over the life of the agreement.

In October 2002, the Company amended the Venture Leasing Loan Agreement to secure certain short-term cash deferment benefits (the “VLL Loan Amendment”). Under the original terms of the Venture Leasing Loan Agreement, the Company borrowed $10,000,000 which was repayable over 42 months at 8.5% per annum plus a 15% balloon interest payment calculated on the original advance amount. Under the terms of the VLL Loan Amendment, the Company extended the maturity of the loan by 24 months. Commencing January 1, 2003, the Company re-amortized the remaining principal balance and related balloon interest payment over the amended 27-month period ending March 1, 2005. The VLL Loan Amendment had an effective interest rate of approximately 14.7% per annum.

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

In March 2004, with the proceeds from the Convertible Subordinated Debentures (see Note 9), the Company repaid all amounts outstanding under the VLL Loan Amendment, including $749,000 of principal, plus accrued and unpaid interest, and terminated the VLL Loan Amendment. As a result, the Company recognized a loss on debt extinguishment on this transaction of $170,000, comprised of the write-off of unamortized debt issuance costs and debt discount totaling $74,000 and other transaction fees of $96,000. Refer to Gain (Loss) on Debt Extinguishment and Conversion (see Note 10).

Heller Loan and Heller Loan Amendment

In June 2001, the Company obtained a $5,000,000 loan from Heller Financial Leasing, Inc. (the “Heller Loan”), which was fully drawn down at that time. Repayments on the Heller Loan were made over 36 months and interest accrued at 13.0% per annum. The Heller Loan was secured by certain equipment located in the New York metropolitan area IBX center.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share of $36.16, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 5% and a contractual life of five years. Such amount was recorded as a discount to the applicable loan amount, and is being amortized to interest expense using the effective interest method, over the life of the loan.

In August 2002, the Company amended the Heller Loan to secure certain short-term cash deferment benefits (the “Heller Loan Amendment”). Under the terms of the Heller Loan Amendment, the Company extended the maturity of the loan by nine months. Commencing September 2002, the Company began to benefit from the reduction in monthly payments over the following 14 months thereby deferring approximately $1,200,000 of principal payments. Commencing November 2003, the deferred principal payments began to be repaid over the remaining 17 months of the loan ending March 2005. The Heller Loan Amendment had an effective interest rate of approximately 16.5% per annum.

In February 2004, with the proceeds from the Convertible Subordinated Debentures, the Company repaid all amounts outstanding under the Heller Loan Amendment, including $2,177,000 of principal, plus accrued and unpaid interest, and terminated the Heller Loan Amendment. As a result, the Company recognized a loss on debt extinguishment on this transaction of $267,000, comprised of the write-off of unamortized debt issuance costs and debt discount totaling $87,000 and other transaction fees of $180,000. Refer to Gain (Loss) on Debt Extinguishment and Conversion (see Note 10).

Orix Equipment Leases

In December 2002, as a result of the Pihana Acquisition (see Note 2), the Company acquired multiple capital leases in multiple currencies for various newly acquired subsidiaries of the Company in the U.S. and Asia-Pacific covered under a Master Lease Agreement with Sun Microsystems, Inc., which was subsequently assigned to Orix USA Corporation (the “Orix Equipment Leases”). The original amount financed under these capital leases was approximately $3,503,000 (as translated using effective exchange rates at December 31, 2002). These capital lease arrangements beared interest at an average rate of 6.4% per annum and were repayable over 30 months. As of December 31, 2004, all amounts outstanding under the Orix Equipment Leases have been paid in full.

Maturities

Combined aggregate maturities for future minimum capital lease obligations as of December 31, 2004 are as follows (in thousands):

2005	$3,642
2006	3,733
2007	3,826
2008	3,922
2009	4,020
Thereafter	45,287

64,430
Less amount representing interest	(29,226)

35,204
Less current portion	(675)

$34,529

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Senior Notes

On December 1, 1999, the Company issued 200,000 units, each consisting of a $1,000 principal amount 13% Senior Note due 2007 (the “Senior Notes”) and one warrant to purchase 0.527578 shares (for an aggregate of 105,515 shares) of common stock for $0.2144 per share (the “Senior Note Warrants”), for aggregate net proceeds of $193,400,000, net of offering expenses. Of the $200,000,000 gross proceeds, $16,207,000 was allocated to additional paid-in capital for the deemed fair value of the Senior Note Warrants and recorded as a discount to the Senior Notes. The discount on the Senior Notes was being amortized to interest expense, using the effective interest method, over the life of the debt. The Senior Notes had an effective interest rate of 14.1% per annum. The fair value attributed to the Senior Note Warrants was consistent with the Company’s treatment of its other common stock transactions prior to the issuance of the Senior Notes. The fair value was based on recent equity transactions by the Company at the time.

Interest was payable semi-annually, in arrears, on June 1 and December 1 of each year. The notes were unsecured, senior obligations of the Company and were effectively subordinated to all existing and future indebtedness of the Company, whether or not secured.

The Senior Notes were governed by the Indenture dated December 1, 1999, between the Company, as issuer, and State Street Bank and Trust Company of California, N.A., as trustee (the “Senior Note Indenture”). Subject to certain exceptions, the Senior Note Indenture restricted, among other things, the Company’s ability to incur additional indebtedness and the use of proceeds therefrom, pay dividends, incur certain liens to secure indebtedness or engage in merger transactions.

During the first half of 2002, the Company retired $52,751,000 of Senior Notes plus forgiveness of $785,000 of accrued and unpaid interest thereon in exchange for 499,565 shares of the Company’s common stock, valued at $18,351,000 based on the actual exchange dates of the Senior Notes and $2,511,000 of cash. The Company wrote-off a proportionate amount of unamortized debt issuance costs and debt discount associated with these Senior Notes totaling $1,293,000 and $3,093,000, respectively. The Company incurred debt extinguishment costs totaling approximately $1,100,000 in connection with the retirement of these Senior Notes and recognized a gain on these transactions of $27,188,000. We refer to these transactions as the “Senior Note Retirements.” Refer to Gain (Loss) on Debt Extinguishment and Conversion (see Note 10).

In December 2002, the Company, in connection with, and as a condition to closing the Combination (see Note 2) and Financing (see Note 8), initiated an exchange offer to substantially reduce the amount of Senior Notes then outstanding in order to improve the Company’s existing capital structure and reduce the amount of outstanding debt of the Company (the “Senior Note Exchange”). The Senior Note Exchange was contingent on both the Combination and Financing closing, all of which were subject to stockholder vote. The Combination, Financing and Senior Note Exchange closed on December 31, 2002, and the Company retired an additional $116,774,000 of Senior Notes plus forgiveness of $8,855,000 of accrued and unpaid interest thereon in exchange for 1,857,436 shares of the Company’s common stock, valued at $12,482,000 based on the actual exchange date of the Senior Notes and $15,181,000 of cash. The Company wrote-off a proportionate amount of unamortized debt issuance costs and debt discount associated with these Senior Notes totaling $2,492,000 and $6,004,000, respectively. The Company incurred debt extinguishment costs totaling approximately $2,500,000 in connection with the retirement of these Senior Notes and recognized a gain on these transactions of $86,970,000. In conjunction with the Combination, Financing and Senior Note Exchange, the Company amended the Indenture in order to allow the Combination and Financing to occur. Refer to Gain (Loss) on Debt Extinguishment and Conversion (see Note 10).

In March 2004, with the proceeds from the Convertible Subordinated Debentures (see Note 9), the Company redeemed all amounts outstanding under the Senior Notes, including $30,475,000 of principal, plus accrued and unpaid interest, and terminated the Senior Notes. The redemption price of the Senior Notes was equal to 106.5%

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of their principal, which resulted in an additional cash premium paid of $1,981,000 (the “Senior Note Cash Premium”). As a result, the Company recognized a loss on debt extinguishment on this transaction of $3,759,000, comprised of the Senior Note Cash Premium, the write-off of unamortized debt issuance costs and debt discount totaling $1,653,000 and other transaction fees of $125,000. Refer to Gain (Loss) on Debt Extinguishment and Conversion (see Note 10).

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2002, the lenders agreed to waive certain conditions of the First Amendment to the Amended and Restated Credit Facility (the “November 2002 Waiver”). The most significant terms and conditions of the November 2002 Waiver were as follows:

•	The Company was granted a waiver to reset the minimum revenue and maximum EBITDA loss covenants through December 31, 2002 and the minimum cash balance covenant through March 31, 2003.

•	The Company was granted a waiver, subject to certain conditions, of an event of default created by a minimum cash covenant default and a payment default, if any, in existence pursuant to a previously outstanding debt facility since paid off in full.

•	The Company was granted a waiver of the covenant requiring the Company to convert $100,000,000 of Senior Notes by November 8, 2002.

•	The Company was granted a waiver, subject to certain conditions, of a default or an event of default created by a failure by the Company to make the interest payment due on the Senior Notes in December 2002.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	the amortization schedule for the remaining amount owed under this facility was amended such that the minimum amortization due in 2003-2004 was significantly reduced.

In November 2003, in connection with the Follow-on Equity Offering (see Note 12), the Company received consent from its senior lenders to amend the terms of Second Amendment to the Amended and Restated Credit Facility (the “Third Amendment to the Amended and Restated Credit Facility”). The most significant terms and conditions of the Third Amendment to the Amended and Restated Credit Facility are as follows:

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

Loans under the Third Amendment to the Amended and Restated Credit Facility beared interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR. Interest rates on the First Amendment to the Amended and Restated Credit Facility were increased by 0.50% and the frequency of interest payments had been amended to monthly from quarterly, and such modifications remained in effect under the terms of the Third Amendment to the Amended and Restated Credit Facility.

Borrowings under the Third Amendment to the Amended and Restated Credit Facility were collateralized by a first priority lien against substantially all of the Company’s assets.

The costs related to the issuance of the Credit Facility were capitalized and were being amortized to interest expense using the effective interest method, over the life of the Credit Facility. As a result of amending and restating the Credit Facility multiple times from 2001 to 2003, the Company incurred additional lender fees, which had been added to debt issuance costs and were being amortized to interest expense using the effective interest method over the remaining life of the Third Amendment to the Amended and Restated Credit Facility. The Company applied EITF 96-19, “Debtor’s Accounting for a Substantive Modification and Exchange of Debt Instruments”, and concluded that the amendments to the Credit Facility were not substantive.

In February 2004, with the proceeds from the Convertible Subordinated Debentures, the Company repaid all amounts outstanding under the Credit Facility, including $34,281,000 of principal, plus accrued and unpaid interest, and terminated the Credit Facility. As a result, the Company recognized a loss on debt extinguishment on this transaction of $4,405,000, comprised of the write-off of unamortized debt issuance costs totaling $4,282,000 and other transaction fees of $123,000. Refer to Gain (Loss) on Debt Extinguishment and Conversion (see Note 10).

8.    Convertible Secured Notes

The Financing

In conjunction with the Combination (see Note 2), STT Communications made a $30,000,000 strategic investment in the Company (the “Financing”) in the form of a convertible secured note (the “Convertible Secured

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note”), convertible into shares of preferred stock, with a detachable warrant for the further issuance of 965,674 shares of preferred stock (the “Convertible Secured Note Warrant”). The Convertible Secured Note bears non-cash interest at a rate of 14% per annum, payable semi-annually in arrears on May 1 and November 1, and have an initial term through November 2007. Interest on the Convertible Secured Note will be payable in kind in the form of additional convertible secured notes having a principal amount equal to the amount of interest then due having terms which are identical to the terms of the Convertible Secured Note (the “PIK Notes”) (collectively, the “STT Convertible Secured Notes”).

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

The Convertible Secured Note was secured by (i) a first priority security interest in i-STT’s assets and Pihana’s Singapore assets and by a pledge of the stock of i-STT’s subsidiaries and (ii) by a second priority security interest in all of the collateral securing the Company’s obligations under the Credit Facility, as amended. The Convertible Secured Note was guaranteed by all of the Company’s existing subsidiaries and by all of the Company’s future domestic subsidiaries. In November 2004, the Company and STT Communications entered into an Omnibus Amendment Agreement in which STT Communications’ security interests in the Company in connection with the Financing were lifted, except for one of the Company’s cash accounts, secured in the amount of any outstanding STT Convertible Secured Notes plus six months of forward-looking interest.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Furthermore, the Company, in order to provide a mechanism to allow STT Communications to ensure the Company’s compliance with covenants under the Second Amendment to the Amended and Restated Credit Facility, as amended (see Note 7), issued two additional warrants to STT Communications in conjunction with the Financing, which are no longer outstanding as a result of the Company paying off the Credit Facility in full in February 2005 (see Note 7). These two additional warrants, comprised of the Series A Cash Trigger Warrant and the Series B Cash Trigger Warrant (collectively, the “Cash Trigger Warrants”), were contingently exercisable if the Company (i) did not have sufficient funds to pay, and failed to pay when due, any principal, interest, fee or other amount due under the Second Amendment to the Amended and Restated Credit Facility, as amended, or (ii) breached the Company’s obligations to maintain certain minimum cash balances under the terms of the Second Amendment to the Amended and Restated Credit Facility, as amended. The Cash Trigger Warrants, which were to have a contractual life for as long as the Company had any remaining amounts due under the Second Amendment to the Amended and Restated Credit Facility, as amended, would have had an exercise price and be exercisable for shares of the Company’s common stock valued at up to $30,000,000 as follows:

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrant and the Cash Trigger Warrants. As a result, the Change in Control Warrant and the Cash Trigger Warrants have been treated, and will continue to be treated, as unissued for accounting purposes until such time as the events that trigger the right to the issuance of shares of the Company’s stock as outlined in these warrants have occurred, if ever.

During 2003 and 2004, the Company issued four PIK Notes to STT Communications totaling $8,466,000. The terms of the PIK Notes are identical to the terms of the Convertible Secured Note issued on December 31, 2002. The PIK Notes are due December 2007. The Company has considered the guidance of EITF Abstract No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and has determined that the PIK Notes do not contain a beneficial conversion feature as the fair value of the Company’s common stock on the date of issuance was less than the stock conversion ratio outlined in the Financing agreement. As of December 31, 2004, the Company had a total of $38,466,000 of principal outstanding for the STT Convertible Secured Notes, which are presented net of remaining discount as $35,824,000 on the accompanying balance sheet as of December 31, 2004.

The STT Convertible Secured Notes were convertible into 4,191,193 shares of the Company’s preferred and common stock as of December 31, 2004.

The costs related to the Financing were capitalized and are being amortized to interest expense using the effective interest method, over the life of the Convertible Secured Note. Debt issuance costs, net of amortization, were $336,000 and $455,000 as of December 31, 2004 and 2003, respectively.

In January 2005, the Company converted 95% of the outstanding STT Convertible Secured Notes and accrued and unpaid interest through February 14, 2005, into 4,144,216 shares of the Company’s stock (see Note 18).

The Crosslink Financing

In April 2003, the Company and certain of its subsidiaries, along with STT Communications and its affiliate, entered into a Securities Purchase and Admission Agreement with various entities affiliated with Crosslink Capital (“Crosslink”) for a $10,000,000 investment in the Company by Crosslink in the form of convertible secured notes (the “Crosslink Convertible Secured Notes”), convertible into shares of the Company’s common stock, with detachable warrants for the further issuance of 500,000 shares of common stock (the “Crosslink Convertible Secured Note Warrants”) (collectively, the “Crosslink Financing”). This transaction closed in June 2003 and the Crosslink Convertible Secured Note Warrants were also fully exercised in June 2003. The Crosslink Convertible Secured Notes beared non-cash interest at a rate of 10% per annum, commencing on the second anniversary of the closing of the Crosslink Financing, payable semi-annually in arrears on May 1 and November 1, and had an initial term through November 2007. Interest on the Crosslink Convertible Secured Notes were payable in kind in the form of additional convertible secured notes having a principal amount equal to the amount of interest then due having terms which are similar to the terms of the Crosslink Convertible Secured Notes (the “Crosslink PIK Notes”).

The Crosslink Convertible Secured Notes were convertible into shares of the Company’s common stock at a price of $4.00 per underlying share at any time at the option of the holders. The Crosslink PIK Notes were to be convertible into shares of the Company’s common stock at a price of $4.84 per underlying share at any time at the option of the holders. Such conversion prices were to have been adjusted to mitigate or prevent dilution, if dividends were declared on the Company’s common stock or the Company issued, or contracted to issue, shares of the Company’s common stock at a price per share below $4.84 per share.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Crosslink Convertible Secured Note Warrants were valued at $2,796,000, which was recorded as a discount to the debt principal. The fair value of the Crosslink Convertible Secured Note Warrants was calculated under the provisions of APB Opinion No. 14 and determined using the Black-Scholes option-pricing model under the following assumptions: contractual life of five years, risk-free interest rate of 4%, expected volatility of 135% and no expected dividend yield. The Company had considered the guidance of EITF Abstract No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and had determined that the Crosslink Convertible Secured Notes did contain a beneficial conversion feature. The beneficial conversion feature was valued at $7,204,000 (the “Crosslink Beneficial Conversion Feature”), and was also reflected as a discount to the debt principal. The combined values of both the Crosslink Convertible Secured Note Warrants and the Crosslink Beneficial Conversion Feature, totaling $10,000,000, was being amortized using the effective interest rate method to interest expense over the term of the Crosslink Convertible Secured Notes.

The Crosslink Convertible Secured Notes shared with the Company’s Convertible Secured Note issued on December 31, 2002, in connection with the Financing, a second priority security interest in all of the collateral securing the Company’s obligations under the Second Amendment to the Amended and Restated Credit Facility.

The Convertible Secured Note and PIK Notes issued in connection with the Financing, the Crosslink Convertible Secured Notes and the Crosslink PIK Notes were collectively referred to herein as the “Convertible Secured Notes.”

In March 2004, holders of the Company’s Convertible Secured Notes issued in connection with the Crosslink Financing, converted the $10,000,000 of principal into 2,500,000 shares of the Company’s common stock. The Company refers to this transaction as the “Crosslink Conversion.” As a result of the Crosslink Conversion and the fact that the Crosslink Financing had the Crosslink Beneficial Conversion Feature, the Company recognized a loss on debt conversion on this transaction of $7,610,000, representing the write-off of unamortized debt discount, in accordance with EITF Issue 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.” Refer to Gain (Loss) on Debt Extinguishment and Conversion (see Note 10).

9.    Convertible Subordinated Debentures

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

The Convertible Subordinated Debentures are convertible into shares of the Company’s common stock. Each $1,000 principal amount of Convertible Subordinated Debentures are convertible into 25.3165 shares of the Company’s common stock. This represents an initial conversion price of approximately $39.50 per share of common stock. As of December 31, 2004, the Convertible Subordinated Debentures were convertible into 2,183,548 shares of the Company’s common stock. Holders of the Convertible Subordinated Debentures may convert their individual debentures into shares of the Company’s common stock only under any of the following circumstances:

•

during any calendar quarter after the quarter ending June 30, 2004 (and only during such calendar quarter) if the sale price of the Company’s common stock, for at least 20 trading days during the period

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has considered the guidance in EITF Abstract No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and has determined that the Convertible Subordinated Debentures do not contain a beneficial conversion feature as the fair value of the Company’s common stock on the date of issuance, was less than the initial conversion price outlined in the agreement. The Convertible Subordinated Debentures contained two embedded derivatives, a bond parity clause and a contingent interest provision, which no longer exists as a result of the filing of a registration statement, which was declared effective by the SEC in July 2004. The remaining embedded derivative, the bond parity clause, had a zero fair value as of December 31, 2004. The Company will be remeasuring the remaining embedded derivative each reporting period, as applicable. Changes in fair value will be reported in the statement of operations.

The costs related to the Convertible Subordinated Debentures were capitalized and are being amortized to interest expense using the effective interest method, through February 15, 2009, the first date that the holders of the Convertible Subordinated Debentures can force redemption to the Company. Debt issuance costs related to the Convertible Subordinated Debentures, net of amortization, were $2,651,000 as of December 31, 2004.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Gain (Loss) on Debt Extinguishment and Conversion

As a result of the extinguishment of debt associated with the Credit Facility, Heller Loan Amendment, VLL Loan Amendment and the Senior Notes, as well as the Crosslink Conversion, the Company recognized a total loss on debt extinguishment and conversion totaling $16,211,000 for the year ended December 31, 2004, as summarized below (in thousands):

	Credit facility	Heller loan amendment	VLL loan amendment	Senior notes	Crosslink conversion	Total
Write-off of debt issuance costs and discounts	$(4,282)	$(87)	$(74)	$(1,653)	$(7,610)	$(13,706)
Senior note cash premium	—	—	—	(1,981)	—	(1,981)
Other transaction costs	(123)	(180)	(96)	(125)	—	(524)

	$(4,405)	$(267)	$(170)	$(3,759)	$(7,610)	$(16,211)

As a result of the Senior Note Retirements and Senior Note Exchange, the Company recognized a substantial gain on debt extinguishment totaling $114,158,000 for the year ended December 31, 2002, as summarized below (in thousands):

	Senior note retirements	Senior note exchange	Total
Reduction in senior note principal	$52,751	$116,774	$169,525
Reduction in accrued interest	785	8,855	9,640
Value of common stock issued	(18,351)	(12,482)	(30,833)
Cash payment of senior note principal	(2,511)	(15,181)	(17,692)
Write-off of debt issuance costs and discounts	(4,386)	(8,496)	(12,882)
Other transaction costs	(1,100)	(2,500)	(3,600)

	$27,188	$86,970	$114,158

11.    Silicon Valley Bank Credit Line

In December 2004, the Company entered into a $25,000,000 line of credit arrangement with Silicon Valley Bank that matures in December 2006 (the “Silicon Valley Bank Credit Line”). This facility is a $25,000,000 revolving line of credit which, at the Company’s election, up to $10,000,000 may be converted into a 24-month term loan, repayable in eight quarterly installments. Borrowings under the Silicon Valley Bank Credit Line bear interest at floating interest rates plus applicable margins over the LIBOR rate or the greater of the bank’s prime rate or 4.0%. If the Company elects to convert any revolving borrowings into a 24-month term loan, the applicable margin upon conversion to a term loan would be increased by 0.25% per annum.

As of December 31, 2004 and through the date of filing of this report on Form 10-K, there were no borrowings outstanding under the Silicon Valley Bank Credit Line. If the Company had elected to borrow under the Silicon Valley Bank Credit Line at December 31, 2004, the Company would have had an interest rate of 4.40% per annum. The Silicon Valley Bank Credit Line also features sublimits, which enable the Company to issue letters of credit (the “Letters of Credit Sublimit”), enter into foreign exchange forward contracts and make advances for cash management services. The Company’s utilization under any of these sublimits would have the effect of reducing the amount available for borrowing under the Silicon Valley Bank Credit Line during the period that such sublimits remain utilized and outstanding. As of December 31, 2004 the Company had utilized $3,172,000 under the Letters of Credit Sublimit with the issuance of three letters of credit and, as a result,

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reduced the amount of borrowings available to the Company from $25,000,000 to $21,828,000. As of December 31, 2004, there has been no other utilization among the other sublimits.

The Silicon Valley Bank Credit Line is secured by the Company’s domestic assets except that such security interest does not include real and intellectual property. The Silicon Valley Bank Credit Line has several covenants, including financial covenants that are subject to a quarterly test and which require the Company to maintain a minimum cash balance, a 6-month cumulative revenue target and a minimum operating cash flow target. The Silicon Valley Bank Credit Line is furthermore subject to a tiered financial covenant test, Covenant Levels 1 and 2, which are also reflected in the applicable borrowing margins that are available to the Company. As of December 31, 2004, the Company was still subject to Covenant Level 1. In January 2005, the Company converted 95% of the outstanding STT Convertible Secured Notes and accrued and unpaid interest, into 4,144,216 shares of the Company’s preferred stock (see Note 18). As a result of this conversion, the Company became subject to Covenant Level 2 and the applicable borrowing margin was reduced by 0.25% per annum. In addition, two of the financial covenants are adjusted during Covenant Level 2 such that the minimum cash balance is increased and the minimum operating cash flow target is removed. As of December 31, 2004, the Company was in compliance with all covenants in connection with the Silicon Valley Bank Credit Line.

The costs incurred related to the Silicon Valley Bank Credit Line were capitalized and are being amortized to interest expense using the effective interest method over the life of the Silicon Valley Bank Credit Line. These debt issuance costs, net of amortization, were $177,000 as of December 31, 2004.

12.    Stockholders’ Equity

In December 2002, the Company amended and restated its Certificate of Incorporation to change the authorized share capital to 300,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 25,000,000 has been designated Series A, 25,000,000 has been designated as Series A-1 and 50,000,000 is undesignated.

Preferred Stock

On December 31, 2002, as a result of the i-STT Acquisition (see Note 2), the Company issued 1,868,667 shares of Series A preferred stock to STT Communications. As of December 31, 2004, this preferred stock had a total liquidation value of $18,298,000.

The rights, preferences and privileges of the Series A and Series A-1 preferred stock are as follows:

Voting Rights.    Holders of Series A preferred stock are entitled to one vote for each share of common stock into which such preferred stock could then be converted. Except as otherwise provided by the Delaware General Corporation Law, Series A-1 preferred stock shall have no voting rights. Until the earlier of either December 31, 2004 or the date on which less than 100 shares of the Company’s Series A preferred stock remain outstanding, the holders of shares of Series A preferred stock were entitled to elect a number of directors at any election of directors, as follows:

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	no directors at such time as the holders of Series A preferred stock collectively beneficially own less than 100 of the Company’s outstanding voting stock.

Effective December 31, 2004, these voting rights expired.

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

Conversion and Other Rights.    The Company’s Series A preferred stock is convertible at any time into shares of common stock on a one-for-one basis. The Company’s Series A-1 preferred stock is convertible into Series A preferred stock or shares of common stock on a one-for-one basis as long as the conversion of the Series A-1 preferred stock will not cause STT Communications to hold more than 40% of outstanding voting stock; however, this restriction was lifted subsequent to December 31, 2004. Notwithstanding this limitation, and except for limitations imposed by the HSR Antitrust Improvements Act of 1976, as amended (the “HSR Act”), the Company’s Series A-1 preferred stock is convertible into Series A preferred stock or common stock in the following circumstances:

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

Upon the exercise of certain unvested stock options, the Company issued to employees common stock which is subject to repurchase by the Company at the original exercise price of the stock option. This right lapses over the vesting period. As of December 31, 2004 and 2003, there were zero and 150 shares, respectively, subject to repurchase.

As of December 31, 2004, the Company has reserved the following shares of authorized but unissued shares of common stock for future issuance:

Conversion of convertible secured notes	4,191,193
Conversion of convertible subordinated debentures	2,183,548
Conversion of issued and outstanding preferred stock	1,868,667
Conversion of preferred stock warrant	965,674
Common stock warrants	290,110
Common stock options	5,569,142
Common stock purchase plans	500,353

15,568,687

Employee Stock Purchase Plans

In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) under which 31,250 shares were reserved for issuance thereafter. On each January 1, the number of shares in reserve will automatically increase by 2% of the total number of shares of common stock outstanding at that time, or, if less, by 600,000 shares. The Purchase Plan permits purchases of common stock via payroll deductions. The maximum payroll deduction is 15% of the employee’s cash compensation. Purchases of the common stock will occur on January 31 and July 31 of each year. The price of each share purchased will be 85% of the lower of:

•	The fair market value per share of common stock on the date immediately before the first day of the applicable offering period (which lasts 24 months); or

•	The fair market value per share of common stock on the purchase date.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The value of the shares purchased in any calendar year may not exceed $25,000.

In June 2004, the Company’s stockholders approved the adoption of the 2004 Employee Stock Purchase Plan and International Employee Stock Purchase Plan (collectively, the “Purchase Plans”) as successor plans to the 2000 Employee Stock Purchase Plan. A total of 500,000 shares have been reserved for issuance under the Purchase Plans. The number of shares of common stock available for issuance under the Purchase Plans will automatically increase on the first trading day of each calendar year beginning January 1, 2005 by an amount equal to the lesser of 2% of the shares of common stock outstanding on January 1 of each year or 500,000 shares. The Purchase Plans permit purchases of common stock via payroll deductions; however, the International Employee Stock Purchase Plan may allow participants to accumulate amounts for the purchase of shares through other means in addition to payroll deductions to the extent deemed necessary or desirable to comply with laws and regulations of the applicable country of residence. The maximum contribution is 15% of the employee’s annual cash compensation. Purchases of the common stock will occur on February 14 and August 14 of each year, commencing February 14, 2005. The price of each share purchased will be 85% of the lower of:

•	The fair market value per share of common stock on the date immediately before the first day of the applicable offering period (which lasts 24 months); or

•	The fair market value per share of common stock on the purchase date.

The value of the shares purchased in any calendar year may not exceed $25,000 on a combined basis for the 2004 Employee Stock Purchase Plan and the 2000 Employee Stock Purchase Plan. In addition, no purchase right shall be granted under the 2004 Employee Stock Purchase Plan to any person who immediately thereafter would own, directly or indirectly, stock or hold outstanding options or rights to purchase stock possessing 5% or more of the combined voting power or value of all classes of stock of the Company.

The 2000 Employee Stock Purchase Plan was succeeded by the 2004 Employee Stock Purchase Plan and after January 1, 2005, no additional shares will be added to the 2000 Employee Stock Purchase Plan. The last purchase under the 2000 Employee Stock Purchase Plan will be on January 31, 2006, at which time this original Purchase Plan will cease.

For the year ended December 31, 2004, 314,637 shares were issued under the Purchase Plan at a weighted average purchase price of $4.24 per share. For the year ended December 31, 2003, 191,307 shares were issued under the Purchase Plan at a weighted average purchase price of $2.98 per share. For the year ended December 31, 2002, 16,689 shares were issued under the Purchase Plan at a weighted average purchase price of $24.84 per share.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Plans provide for the granting of incentive stock options at not less than 100% of the fair market value of the underlying stock at the grant date. Nonstatutory options may be granted at not less than 85% of the fair market value of the underlying stock at the date of grant. The Plans also provide for the issuance of stock, including restricted stock awards.

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

A summary of the Plans is as follows:

	Shares available for grant	Number of shares	Weighted-average exercise price per share
Balances, December 31, 2001	3,903,813	653,160	$74.26
Additional shares authorized	934,651	—	—
Options granted	(147,244)	147,244	26.75
Options exercised	—	(12,965)	8.67
Options forfeited	61,618	(61,618)	77.66

Balances, December 31, 2002	4,752,838	725,821	65.51
Additional shares authorized	556,921	—	—
Options granted	(3,275,295)	3,275,295	5.52
Options exercised	—	(383,198)	4.02
Options forfeited	209,980	(209,980)	20.08

Balances, December 31, 2003	2,244,444	3,407,938	17.56
Additional shares authorized	955,066	—	—
Options granted	(1,523,200)	1,523,200	29.78
Options exercised	—	(1,038,306)	5.74
Options forfeited	91,038	(91,038)	28.50

Balances, December 31, 2004	1,767,348	3,801,794	25.42

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding as of December 31, 2004:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted-average remaining contractual life	Weighted-average exercise price	Number of shares	Weighted-average exercise price
$ 2.13 to $ 3.00	136,482	8.13	$2.97	65,183	$2.93
$ 3.14 to $ 3.39	1,198,361	8.18	3.25	393,141	3.25
$ 4.02 to $ 5.70	15,034	8.17	5.28	5,352	5.50
$ 7.36 to $ 10.24	40,194	8.37	8.53	18,517	8.48
$ 12.16 to $ 18.00	468,235	8.33	16.47	247,306	15.54
$ 18.61 to $ 27.86	542,278	8.97	25.94	117,162	25.57
$ 28.48 to $ 41.60	1,145,405	8.94	30.98	267,220	29.97
$ 42.24 to $ 76.00	36,825	6.39	55.13	32,922	55.23
$ 85.33 to $128.00	79,531	5.87	115.51	77,631	115.67
$140.00 to $208.00	103,661	5.40	145.99	103,609	145.98
$224.00 to $384.00	35,788	5.54	232.61	35,788	232.61

	3,801,794	8.37	25.42	1,363,831	37.21

The weighted-average remaining contractual life of options outstanding at December 31, 2004 and December 31, 2003 was 8.37 years and 8.91 years, respectively. The weighted-average exercise price of options outstanding at December 31, 2004 and December 31, 2003 was $25.42 and $17.56, respectively.

Stock-Based Compensation

Employees

The Company uses the intrinsic-value method prescribed in APB No. 25 in accounting for its stock-based compensation arrangements with employees. Stock-based compensation expense is recognized for employee stock option grants in those instances in which the deemed fair value of the underlying common stock was subsequently determined to be greater than the exercise price of the stock options at the date of grant. In September 2003, the Compensation Committee of the Board of Directors awarded a stock option grant to the Company’s chief executive officer to purchase 350,000 shares of the Company’s common stock at an exercise price of $17.70, a 15% discount to the then fair market value of the Company’s common stock on the date of grant. This resulted in the Company recording a new deferred stock-based compensation charge of $1,093,000, which will be amortized to stock-based compensation expense over the three-year vesting life of this grant. In total, the Company recorded deferred stock-based compensation, net of forfeitures, related to employees of $695,000 and $983,000 for the years ended December 31, 2004 and 2003, respectively. A total of $1,459,000, $2,818,000 and $6,859,000 has been amortized to stock-based compensation expense for the years ended December 31, 2004, 2003 and 2002, respectively, on an accelerated basis over the vesting period of the individual options, in accordance with FASB Interpretation No. 28.

Non-Employees

The Company uses the fair value method to value options granted to non-employees. In connection with its grant of options to non-employees, the Company recorded no deferred stock-based compensation for the year ended December 31, 2004; however, the Company recognized an increase in deferred stock-based compensation of $89,000 for the year ended December 31, 2003. A total of $8,000, $87,000 and $19,000 has been amortized to stock-based compensation expense for the years ended December 31, 2004, 2003, and 2002, respectively.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no non-employee stock options grants during 2004 or 2002. There was one non-employee stock option grant during 2003. The Company’s calculations for non-employee grants were made using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2004	2003	2002
Dividend yield	—	0%	—
Expected volatility	—	110%	—
Risk-free interest rate	—	4.62%	—
Contractual life (in years)	—	10.00	—

Warrants

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

In April 2000, the Company entered into a definitive agreement with a fiber carrier whereby the fiber carrier agreed to install high-bandwidth local connectivity services to a number of the Company’s IBX centers in exchange for colocation space and related benefits in such IBX centers. In connection with this agreement, the Company granted the fiber carrier a warrant to purchase up to 16,875 shares of the Company’s common stock at $128.00 per share (the “Fiber Warrant”). The warrant was immediately exercisable and expires five years from date of grant. A total of 4,375 shares were immediately vested and the remaining 12,500 shares are subject to repurchase at the original exercise price if certain performance commitments are not completed by a pre-determined date. The fiber carrier is not obligated to install high-bandwidth local connectivity services and, apart from forfeiting the relevant number of shares and colocation space, will not be penalized for not installing. The warrant was initially valued at $5,372,000 using the Black-Scholes option-pricing model and had been recorded initially to construction in progress until installation was completed. The following assumptions were used in determining the fair value of the warrant: deemed fair market value per share of $378.24, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.56% and a contractual life of 5 years. Under the applicable guidelines in EITF 96-18, the underlying shares of common stock associated with these warrants subject to repurchase are revalued at each balance sheet date to reflect their current fair value until the performance commitment is complete. As of December 31, 2004, a total of 1,562 shares remain unearned. As the Company has no plans to construct any additional IBX centers in the foreseeable future, the value of these unearned shares is reflected in other assets on the accompanying balance sheets totaling $1,000 and $7,000 as of December 31, 2004 and 2003, respectively.

In June 2000, the Company entered into a memorandum of understanding with COLT Telecommunications (“Colt”) whereby Colt agreed to install high-bandwidth local connectivity services to a number of the Company’s European IBX centers in exchange for colocation space and related benefits in such IBX centers. In connection with this agreement, the Company granted Colt a warrant to purchase up to 7,813 shares of the Company’s common stock at $170.67 per share (the “Colt Warrant”). The warrant was immediately exercisable and expires

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

five years from the date of grant. The shares are subject to repurchase at the original exercise price if certain performance commitments are not completed by a pre-determined date. Colt is not obligated to install high-bandwidth local connectivity services and, apart from forfeiting the relevant number of shares and colocation space, will not be penalized for not installing. The warrant was initially valued at $2,795,000 using the Black-Scholes option-pricing model and was initially recorded to construction in progress. The following assumptions were used in determining the fair value of the warrants: deemed fair market value per share of $434.56, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.23% and a contractual life of 5 years. Under the applicable guidelines in EITF 96-18, the underlying shares of common stock associated with this warrant subject to repurchase are revalued at each balance sheet date to reflect their current fair value until the performance commitment is complete. As of December 31, 2004, the Colt Warrant remains unearned as a result of the Company’s revised European services strategy (see Note 14). As a result, the value of these unearned shares is now reflected in other assets on the accompanying balance sheet totaling $1,000 and $27,000 as of December 31, 2004 and 2003, respectively.

In June 2000, the Company entered into a strategic agreement with WorldCom and UUNET, an affiliate of WorldCom (the “UUNET Strategic Agreement”), which amended, superseded and restated the definitive agreement entered into with WorldCom in November 1999. Under the UUNET Strategic Agreement, WorldCom agreed to install high-bandwidth local connectivity services and UUNET agreed to provide high-speed data entrance facilities to a number of the Company’s IBX centers in exchange for colocation services and related benefits in such IBX centers. In connection with this strategic agreement, the Company granted WorldCom Venture Fund a warrant (the “WorldCom Venture Fund Warrant”) to purchase up to 20,313 shares of Company’s common stock at $170.67 per share. The WorldCom Venture Fund Warrant was immediately exercisable and expired five years from the date of grant. The warrant was subject to repurchase at the original exercise price if certain performance commitments were not completed by a pre-determined date. WorldCom and UUNET were not obligated to install high-bandwidth local connectivity services and provide high-speed data entrance facilities, respectively, and, apart from forfeiting the relevant number of shares and colocation space, were not to be penalized for not performing. The warrant was initially valued at $7,255,000 using the Black-Scholes option-pricing model and had been recorded initially to construction in progress until installation was complete. The following assumptions were used in determining the fair value of the warrant: deemed fair market value per share of $434.56, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.23% and a contractual life of 5 years. In September 2001, the Company amended and restated the Worldcom Venture Fund Warrant, issued in June 2000, and reduced the total number of shares available to purchase to 9,219 shares of the Company’s common stock at $170.56 per share, which had been previously earned.

In addition, the Company has issued several warrants in connection with its debt facilities and capital lease obligations (see Note 5), the Senior Notes (see Note 6), the Amendment to the Hong Kong IBX Lease (see Note 14) and the Pihana Acquisition (see Note 2).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has the following common stock warrants outstanding as of December 31, 2004:

	Underlying shares outstanding	Exercise price	Expiration date
Common stock warrants:
Fiber Warrant	16,875	$128.00	March 31, 2005
Other warrant	186	160.00	May 1, 2005
Colt Warrant	7,813	170.67	June 20, 2005
Pihana Shareholder Warrants	133,442	191.81	October 29, 2005
Heller Warrant	1,172	128.00	June 26, 2006
Worldcom Venture Fund Warrant	9,219	170.56	September 24, 2006
Amended and Restated Original VLL Warrants	845	0.32	October 11, 2007
VLL Loan Amendment Warrants	2,906	0.32	October 11, 2007
Senior Note Warrants	16,618	0.21	December 1, 2007
Headquarter Warrant	1,034	192.00	January 28, 2010
Hong Kong Lease Amendment Warrants	100,000	15.00	May 17, 2011

	290,110

In addition to the above common stock warrants outstanding as of December 31, 2004, the Company also has several additional warrants issued in connection with the Financing, which are comprised of the Convertible Secured Note Warrant and the Change in Control Warrants (see Note 8). The Change in Control Warrants are contingently issuable.

13.    Income Taxes

Income or loss before income taxes is attributable to the following geographic locations for the years ended December 31 (in thousands):

	2004	2003	2002
United States	$(60,319)	$(68,807)	$(21,013)
Foreign	(8,159)	(15,364)	(605)

Loss before income taxes	$(68,478)	$(84,171)	$(21,618)

No provision for federal income taxes was recorded from inception through December 31, 2003 as the Company incurred net operating losses (“NOL”) during this period. However, there was $153,000 of tax provision primarily recorded for the Company’s foreign operations for the year ended December 31, 2004.

State tax expense not based on income is included in general and administrative expenses and the aggregated amount is immaterial for the years ended December 31, 2004, 2003 and 2002.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fiscal 2004, 2003 and 2002 income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pre-tax income (loss) as a result of the following for the years ended December 31 (in thousands):

	2004	2003	2002
Federal tax at statutory rate	$(23,967)	$(29,460)	$(7,566)
State taxes	—	—	—
Domestic NOL not benefitted	15,475	21,798	7,302
Foreign NOL not benefitted	2,936	4,707	211
Meals and entertainment	58	28	53
Non-cash interest expense	5,579	2,666	—
Other	72	261	—

Total tax expense	$153	$—	$—

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below as of December 31 (in thousands):

	2004	2003
Deferred tax assets:
Depreciation and amortization	$42,663	$35,957
Reserves	15,730	3,131
Charitable contributions	19	4
Deferred compensation	66	9,179
Credits	—	114
Capitalized start-up costs	195	706
Stock warrants	6,499	—
Net operating losses	56,606	18,184

Gross deferred tax assets	121,778	67,275
Valuation allowance	(121,778)	(67,275)

Total deferred tax assets	$—	$—

The Company’s accounting for deferred taxes under SFAS No. 109 involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. To support the Company’s conclusion that a 100% valuation allowance was required, the Company primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets and the absence of taxable income in prior carryback years. Although the Company’s operating plans assume taxable and operating income in future periods, the Company’s evaluation of all the available evidence in assessing the realizability of the deferred tax assets indicates that such plans are not considered sufficient to overcome the available negative evidence. Approximately $1,932,000 of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current income when subsequently recognized.

Federal and State tax laws, including California tax laws, impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Company conducted an analysis to determine whether an ownership change had occurred due to the significant stock transactions in each of the reporting years disclosed.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The analysis indicated that an ownership change occurred during the fiscal year 2002, which resulted in an annual limitation of approximately $819,000, for the net operating loss carryforwards generated prior to 2003 and therefore, the Company has substantially reduced its federal and state net operating loss carryforwards for the period prior to 2003 to approximately $16.4 million. Additionally, Section 382 of the Internal Revenue Code limits the Company’s ability to utilize the tax deductions associated with its depreciable assets as of the end of the 2002 tax year to offset the taxable income in future years, due to the existence of a Net Unrealized Built-In Loss (“NUBIL”) at the time of the change in control. Such a limitation will be effective for a five-year period subsequent to the change in control through 2007. The Company has also updated the analysis for fiscal year 2004 and concluded there was no ownership change under Section 382 of the Internal Revenue Code in the year.

The Company expects to pay a limited amount of tax for fiscal years 2005 and 2006. The tax costs will be primarily limited to alternative minimum taxes as the Company anticipates utilizing its net operating loss carryforwards from post-2002 tax years and expects to have significant tax deductions attributable to stock options exercised in the years.

The Company has net operating loss carryforwards of approximately $89.0 million available to reduce future taxable income for U.S. and state income tax purposes as of December 31, 2004. The U.S. net operating loss carryforwards will begin to expire, if not utilized, in the year 2019. The state net operating loss carryforwards will begin to expire, if not utilized, in the year 2006. In addition, the Company’s foreign operations had approximately $77.9 million of net operating loss carryforwards available to reduce future taxable income for local income tax purposes. Approximately $21.2 million of the foreign operating loss carryforwards will begin to expire, if not utilized, in the year 2005, while the rest of the foreign operating loss carryforwards can be carried forward indefinitely.

14.    Commitments and Contingencies

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

In May 2002, the Company further amended the San Jose Ground Lease to provide the Company the option to reduce its obligation under this lease arrangement by up to approximately one-half (the “Second San Jose

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ground Lease Amendment”). Pursuant to the terms of the Second San Jose Ground Lease Amendment, for a one-time fee of $5,000,000, which was recorded as a restructuring charge (see Note 17), the Company had a one-year option, effective July 1, 2002, to elect to exclude from this lease anywhere from 20 to 40 acres of the unimproved real property. In September 2002, the Company exercised the option it had purchased in May 2002 and reduced its obligation under the San Jose Ground Lease by approximately one-half and entered into a further amendment of the San Jose Ground Lease (the “Third San Jose Ground Lease Amendment”), which became effective upon the closing of the Combination (see Note 2) and Financing (see Note 8). Pursuant to the terms of the Third San Jose Ground Lease Amendment, in connection with the exercise of the $5,000,000 option, the landlord was permitted to unconditionally draw down on the $25,000,000 in letters of credit. A portion of these letters of credit, totaling approximately $5,990,000, was recorded as prepaid rent expense representing fair value of the lease costs for the 15-month period from October 1, 2002 to December 31, 2003. The prepaid rent represented the total payments that would have otherwise been paid during this period for the remaining one-half of the lease. The Company amortized this prepaid rent expense ratably over the 15-month period. The remaining balance, approximately $19,010,000, was written off and recorded as a restructuring charge as the Company was unable to recognize any future economic benefit attributed to the remaining balance of the letters of credit (see Note 17).

Operating Lease Terminations and Amendments

In February 2002, the Company entered into a termination agreement for its operating leasehold in Amsterdam, The Netherlands (the “Termination Agreement”). As stipulated in the Termination Agreement, the Company will surrender two previously-posted letters of credit totaling approximately $4,814,000, which the Company had already fully written-off in conjunction with the restructuring charge that the Company recorded during the third quarter of 2001 (see Note 17). The first letter of credit was surrendered in March 2002 and the second letter of credit was surrendered in August 2002. The costs associated with terminating this leasehold were consistent with those that the Company estimated during the third quarter of 2001.

In February 2002, the Company entered into an agreement to surrender for its operating leasehold in London, England that was declared effective in March 2002 (the “Agreement to Surrender”). As stipulated in the Agreement to Surrender, the Company surrendered a previously-posted letter of credit totaling approximately $822,000, which the Company had already fully written-off in conjunction with the restructuring charge that the Company recorded during the third quarter of 2001 (see Note 17) and issued a warrant to purchase 18,750 shares of the Company’s common stock at $0.32 per share to the Company’s landlord (the “UK Warrant”). The UK Warrant was valued at $702,000 using the Black-Scholes option-pricing model and has been recorded as an offset to accrued restructuring charges. The following assumptions were used in determining the fair value of the earned portion of this warrant: fair market value per share of $37.76, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 4.00% and a contractual life of one year. The costs associated with terminating this leasehold were consistent with those that the Company estimated during the third quarter of 2001. In March 2003, this warrant was exercised with cash.

In April 2002, the Company entered into an agreement to exit its operating leasehold in Frankfurt, Germany (the “Lease Exit Agreement”). As stipulated in the Lease Exit Agreement, the Company surrendered a previously-posted letter of credit totaling approximately $1,076,000, which the Company had already fully written-off in conjunction with the restructuring charge that the Company recorded during the third quarter of 2001 (see Note 17). As also stipulated in the Lease Exit Agreement, the Company additionally agreed to (1) pay rent through May 2002, (2) pay cash settlement fees totaling approximately $1,845,000 and (3) issued a warrant to purchase 35,938 shares of the Company’s common stock at $0.32 per share to the Company’s landlord in Frankfurt (the “Frankfurt Warrant”). The Frankfurt Warrant was valued at $725,000 using the Black-Scholes option-pricing model and has been recorded as an offset to accrued restructuring charges. The following

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumptions were used in determining the fair value of the earned portion of this warrant: fair market value per share of $20.48, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 4.00% and a contractual life of one year. In May 2002, this warrant was exercised with cash.

In July 2002, the Company finalized its agreement to exit one of its excess U.S. operating leaseholds in Mountain View, California, adjacent to the Company’s headquarters (the “Excess Headquarter Lease Termination”). As stipulated in the Excess Headquarter Lease Termination, the Company agreed to pay rent through July 2002 and to waive any rights to any remaining personal property on the premises beyond a specified date. During the quarter ended June 30, 2002, the Company wrote-off all property and equipment located in this excess office space, primarily leasehold improvements and some furniture and fixtures, totaling $1,552,000. This was included in the restructuring charges recorded during 2002 (see Note 17).

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

In October 2002, the Company amended its lease for its Secaucus IBX center (the “Second Amendment to the Secaucus IBX Lease”). Pursuant to the terms of the Second Amendment to the Secaucus IBX Lease, commencing October 1, 2002 and expiring March 31, 2004, a portion of the base rent otherwise due for the period will be deferred until January 2005. Commencing January 1, 2005, the portion of the base rent deferred, plus interest calculated thereon, will be repaid to the Secaucus landlord in 36 equal payments ending December 1, 2007. Furthermore, with respect to this operating lease, the landlord had the right to expand the Company’s rentable space by approximately half at such time as the current tenant of that portion of the property’s lease expired, which was on December 31, 2004. In December 2004, the Company recorded a restructuring charge in connection with this excess space (see Note 17). The Company entered into a two-year sublease with the current tenant of this excess space.

In October 2003, a wholly-owned subsidiary of the Company entered into an asset sale agreement with an affiliated company of STT Communications (the “Buyer”), which is also a current customer of Equinix, in which (a) the Company exited from its IBX center lease in Singapore that the Company acquired in the Pihana Acquisition (the “Pihana Singapore IBX Hub”) effective September 30, 2003, (b) the Buyer has entered into a new lease agreement directly with the landlord for the Pihana Singapore IBX Hub, (c) the Company sold the related assets located in and transferred certain agreements related to the operations of the Pihana Singapore IBX Center to the Buyer for one Singapore dollar (pursuant to the Combination, these assets had no value ascribed to them), (d) the Company contemporaneously entered into a separate colocation agreement for a smaller portion of space in the Pihana Singapore IBX Center for 60 months in which the Company will be the customer of the Buyer at current fair value rates at the time and (e) the Buyer has agreed to procure additional IBX center services in the Company’s other Singapore IBX center that it acquired in the i-STT Acquisition at current fair value rats at the time (the “Singapore Asset Sale Agreement”). As a result of the Singapore Asset Sale Agreement, the Company surrendered several deposits related to the Pihana Singapore IBX Hub; however, this loss was offset by the write-off of the associated deferred rent and asset retirement obligation liabilities associated with the Pihana Singapore IBX Center resulting in a nominal loss on asset sale of $18,000. As a result of this transaction, the Company has only one primary IBX center in Singapore (the one acquired in the i-STT Acquisition) rather than two.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2004, a wholly-owned subsidiary of the Company amended its lease for its Hong Kong IBX center (the “Amendment to the Hong Kong IBX Lease”). Pursuant to the terms of the Amendment to the Hong Kong IBX Lease, the Company amended the term of the lease and the monthly rent payments due under the lease. In addition, the Company issued a guarantee to the landlord that the Company’s wholly-owned Hong Kong subsidiary will comply with all terms of the amended lease for the remainder of the lease term. The remaining monthly lease payments covered under this guarantee through October 2013 total $7.1 million as of December 31, 2004. In exchange for entering into the Amendment to the Hong Kong IBX Lease, the Company issued warrants to the landlord to purchase 100,000 shares of the Company’s common stock at an exercise price of $15.00 per share, which are immediately exercisable (the “Hong Kong Lease Amendment Warrants”). The Hong Kong Warrants were valued at $2,477,000 using the Black-Scholes option-pricing model, which are being amortized to rent expense over the remaining term of the lease. The following assumptions were used in determining the fair value of the Hong Kong Warrants: fair market value per share of $28.13, dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 2.80% and a contractual life of seven years. The value of these warrants is included in other assets on the accompanying balance sheet as of December 31, 2004. For the year ended December 31, 2004, the Company recorded $194,000 of non-cash rent expense associated with the Hong Kong Lease Amendment Warrants.

In June 2004, a wholly-owned subsidiary of the Company amended its lease for its Tokyo IBX center (the “Amendment to the Tokyo IBX Lease”). Pursuant to the terms of the Amendment to the Tokyo IBX Lease, which is governed by Japanese law, the Company amended the monthly rent payments due under the lease for the remainder of the lease term commencing April 2004, resulting in a monthly reduction of 3.5 million Japanese yen (approximately $34,000 as translated using effective exchange rates at December 31, 2004).

Operating Lease Commitments

The Company currently leases all but one of its IBX centers and certain equipment under noncancelable operating lease agreements expiring through 2020. The centers’ lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated rent expense abatement periods to better match the phased build-out of its centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent.

Minimum future operating lease payments as of December 31, 2004 are summarized as follows (in thousands):

Year ending:
2005	$28,638
2006	30,689
2007	30,410
2008	29,856
2009	29,715
Thereafter	177,945

Total	$327,253

Total rent expense was approximately $30,837,000, $28,646,000 and $25,193,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Deferred rent, primarily included in deferred rent and other liabilities on the accompanying balance sheets, was $22,915,000 and $20,283,000 as of December 31, 2004 and 2003, respectively.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Although the Company has not concluded on the accounting treatment related to the San Jose IBX Acquisition in December 2004 (see Note 3), the minimum future lease payments associated with the New San Jose IBX Lease have been included in the minimum future operating lease payments as of December 31, 2004 presented above.

In December 2004, the Company recorded a restructuring charge related to two excess operating leaseholds that the Company intends to exit from (see Note 17). As of December 31, 2004, the Company had a restructuring charge accrual related to these two excess operating leases totaling $14.8 million on the accompanying balance sheet. As a result of already presenting the liability associated with these two operating leases on the Company’s balance sheet, the future lease costs associated with these two leases for excess space are not presented in the operating lease totals presented above.

Other Purchase Commitments

As a result of the San Jose IBX Acquistion, the Company is obligated to pay $924,000 to Abovenet in connection with the New San Jose IBX Asset Purchase Agreement. The Company expects to pay for this in March 2005 when the Company takes possession of this property. In addition, the Company is also obligated to pay $750,000 to Abovenet in connection with the Silicon Valley IBX Fiber Ring Agreement as of December 31, 2004, which the Company is obligated to pay no later than May 1, 2005 (see Note 3).

Letter of Credit Commitments

In connection with three of our IBX operating leases, the Company has entered into three irrevocable letters of credit with Silicon Valley Bank. These letters of credit were provided in lieu of cash deposits under the Letters of Credit Sublimit provision in connection with the Silicon Valley Bank Credit Line (see Note 11). The letters of credit total $3,172,000, are collateralized by the Silicon Valley Bank Credit Line and automatically renew in successive one-year periods until the final lease expiration dates. If the landlords for any of these three IBX operating leases decide to draw down on these letters of credit, the Company will be required to fund these letters of credit.

Legal Actions

On July 30, 2001 and August 8, 2001, putative shareholder class action lawsuits were filed against the Company, certain of its officers and directors (the “Individual Defendants”), and several investment banks that were underwriters of the Company’s IPO. The cases were filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased the Company’s stock between August 10, 2000 and December 6, 2000. In addition, similar lawsuits were filed against approximately 300 other issuers and related parties. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the “1933 Act”) and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 (the “1934 Act”) against the Company and Individual Defendants. The plaintiffs have since dismissed the Individual Defendants without prejudice. The suits allege that the underwriter defendants agreed to allocate stock in the Company’s IPO to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for the Company’s IPO was false and misleading and in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. On February 19, 2003, the Court dismissed the Section 10(b) claim against the Company, but denied the motion to dismiss the Section 11 claim.

In July 2003, a Special Litigation Committee of the Equinix Board of Directors approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants and the Company’s agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Equinix to plaintiffs pursuant to the settlement, currently such claims are expected to be less than $3.4 million, will be covered by existing insurance and we do not expect that the settlement will involve any payment by the Company. The Company has no information as to whether there are any material limitations on the expected recovery by other issuer defendants of any potential financial obligation to plaintiffs from their own insurance carriers. The settlement agreement has been submitted to the Court for approval. The underwriter defendants have filed objections to the settlement agreement. As approval by the Court cannot be assured, the Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

On October 13, 2004, the Court certified a Section 11 class in four of the six cases that were the subject of class certification motions and determined that the class period for Section 11 claims is the period between the IPO and the date that unregistered shares entered the market. The Court noted that its decision on those cases is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Equinix case. Until the settlement is finalized and approved by the Court, or in the event such settlement is not approved, the Company and its officers and directors intend to continue to defend the actions vigorously. While an unfavorable outcome to this case is reasonably possible, it is not probable. As a result, the Company has not accrued for any settlements in connection with this litigation as of December 31, 2004.

Estimated and Contingent Liabilities

The Company estimates exposure on certain liabilities, such as property taxes, based on the best information available at the time of determination. With respect to real and personal property taxes, the Company records what it can reasonably estimate based on prior payment history, current landlord estimates or estimates based on current or changing fixed asset values in each specific municipality, as applicable. However, there are circumstances beyond the Company’s control whereby the underlying value of the property or basis for which the tax is calculated on the property may change, such as a landlord selling the underlying property of one of the Company’s IBX center leases or a municipality changing the assessment value in a jurisdiction and, as a result, the Company’s property tax obligations may vary from period to period. Based upon the most current facts and circumstances, the Company makes the necessary property tax accruals for each of its reporting periods. However, revisions in the Company’s estimates of the potential or actual liability could materially impact the financial position, results of operations or cash flows of the Company.

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

Employment Agreements

In January 2001, the Company had agreed to indemnify an officer of the Company for any claims brought by his former employer under an employment and non-compete agreement the officer had with this employer. As of December 31, 2004, no claims had been made by the former employer.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Through September 2003, the Company had entered into severance agreements with certain of its executive officers. Under the terms of the agreements, the officers are entitled to one year’s salary, bonus and certain healthcare benefits in the event of an involuntary termination for reasons other than cause.

Employee Benefit Plan

The Company has a 401(k) Plan that allows eligible employees to contribute a portion of their compensation, limited to $13,000 in 2004. Employee contributions and earnings thereon vest immediately. Although the Company may make discretionary contributions to the 401(k) Plan, no contributions have ever been made as of December 31, 2004.

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

As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The majority of these indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no significant liabilities recorded for these agreements as of December 31, 2004.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. A significant amount of these indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. The Company has no significant liabilities recorded for these agreements as of December 31, 2004.

The Company enters into arrangements with its business partners, whereby the business partner agrees to provide services as a subcontractor for the Company’s implementations. The Company may, at its discretion and

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage, of its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. A significant amount of these arrangements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. The Company has no significant liabilities recorded for these agreements as of December 31, 2004.

The Company has service level commitment obligations to certain of its customers. As a result, service interruptions or significant equipment damage in the Company’s IBX centers, whether or not within our control, could result in service level commitments to these customers. The Company’s liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet the Company’s service level commitment obligations, particularly in the early stage of the Company’s development, could reduce the confidence of the Company’s customers and could consequently impair the Company’s ability to obtain and retain customers, which would adversely affect both the Company’s ability to generate revenues and the Company’s operating results. Historically, these service level credits have not been significant. Accordingly, the Company has no significant liabilities for these agreements as of December 31, 2004.

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

Under the terms of the Combination Agreement, the Company is contractually obligated to use commercially reasonable efforts to ensure that at all times from and after the closing of the Combination, until such time as neither STT Communications nor its affiliates hold the Company’s capital stock or debt securities (or the capital stock received upon conversion of the debt securities) received by STT Communications in connection with the Combination, that none of the Company’s capital stock issued to STT Communications is constituted as “United States real property interests” within the meaning of Section 897(c) of the Internal Revenue Code of 1986. Under Section 897(c) of the Code, the Company’s capital stock issued to STT Communications would generally constitute “United States real property interests” at such point in time that the fair market value of the “United States real property interests” owned by the Company equals or exceeds 50% of the sum of the aggregate fair market values of (a) the Company’s “United States real property interests,” (b) the Company’s interests in real property located outside the U.S., and (c) any other assets held by the Company which are used or held for use in the Company’s trade or business. The Company refers to this provision in the

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Combination Agreement as the FIRPTA covenant. Pursuant to the FIRPTA covenant, the Company may be forced to take commercially reasonable proactive steps to ensure the Company’s compliance with the FIRPTA covenant, including, but not limited to, (a) a sale-leaseback transaction with respect to all real property interests, or (b) the formation of a holding company organized under the laws of the Republic of Singapore which would issue shares of its capital stock in exchange for all of the Company’s outstanding stock (this reorganization would require the submission of that transaction to the Company’s stockholders for their approval and the consummation of that exchange). Currently, the Company is in compliance with the FIRPTA covenant. This arrangement was grandfathered under the provisions of FIN 45 as it was in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded related to non-compliance with the FIRPTA covenant as of December 31, 2004.

When as part of an acquisition the Company acquires all of the stock or all of the assets and liabilities of a company, the Company assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. The only acquisitions that the Company has made to date in which it acquired all the stock or all of the assets and liabilities of a company was in connection with the Combination. All of these obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these liabilities as of December 31, 2004.

15.    Related Party Transactions

Trade Activity with Affiliates of STT Communications and Other Related Parties

As a result of the Combination, the Company acquired operations in Asia-Pacific. The majority of the Company’s Asia-Pacific revenues are generated in Singapore and a significant portion of the business in Singapore is transacted with entities affiliated with STT Communications, which is the Company’s single largest stockholder. For the year ended December 31, 2004, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $5,347,000 and as of December 31, 2004, accounts receivable with these related parties was $955,000. For the year ended December 31, 2004, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $2,701,000 and as of December 31, 2004, accounts payable with these related parties was $281,000. For the year ended December 31, 2003, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $6,946,000, and as of December 31, 2003, accounts receivable with these related parties was $1,393,000. For the year ended December 31, 2003, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $481,000, and as of December 31, 2003, accounts payable with these related parties was $139,000.

In February and March 2002, the Company entered into two agreements to resell equipment with related party companies. Both related party companies have executive officers that serve on the Company’s Board of Directors, and one of the related party company executive officers also serves on the board of directors of such company. In addition, one of the companies was also a 5% or greater stockholder in the Company as of that date. Revenue recognized during 2002 from such equipment reseller agreements totaled approximately $2,936,000. There was no revenue recognized from these agreements during 2003 or 2004.

Other Transactions

During 2003, the Company entered into an agreement with STT Communications to wind-down the Company’s Thailand joint venture (see Note 14). In October 2003, the Company entered into an asset sale

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement with an affiliate of STT Communications (see Note 14). In November 2004, the Company and STT Communications entered into an Omnibus Amendment Agreement in which STT Communications’ security interests in the Company in connection with the Financing were lifted, except for one of the Company’s cash accounts, secured in the amount of any outstanding STT Convertible Secured Notes plus six months of forward-looking interest. (see Note 8). In January 2005, the Company converted 95% of the outstanding STT Convertible Secured Notes and accrued and unpaid interest through February 14, 2005, into 4,144,216 shares of the Company’s stock (see Note 18).

16.    Segment Information

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

Due to the Combination (see Note 2), the Company acquired operations in Asia-Pacific effective December 31, 2002. As a result, commencing in fiscal 2003, the Company’s consolidated statement of operations includes revenues and expenses from Asia-Pacific.

The Company’s geographic statement of operations disclosures are as follows for the years ended December 31 (in thousands):

	2004	2003	2002
Total revenues:
United States	$141,598	$99,669	$77,188
Asia-Pacific	22,073	18,273	—

	$163,671	$117,942	$77,188

Cost of revenues:
United States	$118,311	$107,477	$104,073
Asia-Pacific	18,639	20,644	—

	$136,950	$128,121	$104,073

Loss from operations:
United States	$(34,107)	$(48,621)	$(101,676)
Asia-Pacific	(7,955)	(15,334)	—

	$(42,062)	$(63,955)	$(101,676)

The Company’s long-lived assets are located in the following geographic areas as of December 31 (in thousands):

	2004	2003
United States	$360,694	$343,419
Asia-Pacific	34,022	34,825

	$394,716	$378,244

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s goodwill totaling $22,018,000 and $21,228,000 as of December 31, 2004 and 2003, respectively, is part of the Company’s Singapore reporting unit, which is reported within the Asia-Pacific segment.

Revenue information on a services basis is as follows (in thousands):

	2004	2003	2002
Colocation	$111,986	$77,136	$54,399
Interconnection	31,414	20,361	9,770
Managed infrastructure	11,049	12,492	1,150

Recurring revenues	154,449	109,989	65,319
Non-recurring revenues	9,222	7,953	11,869

	$163,671	$117,942	$77,188

17.    Restructuring Charges

2001 Restructuring Charge

During the quarter ended September 30, 2001, the Company revised its European services strategy through the development of new partnerships with other leading international Internet exchange partners rather than build and operate its own European IBX centers. In addition, the Company initiated efforts to exit certain leaseholds relating to certain excess U.S. operating leases. Also, in September 2001, the Company implemented an approximate 15% reduction in workforce, primarily in headquarter positions, in an effort to reduce operating costs. As a result, the Company took a total restructuring charge of $48,565,000 primarily related to the write-down of European construction in progress assets to their net realizable value, the write-off of several European letters of credit related to various European operating leases, the accrual of estimated European and U.S. leasehold exit costs and the severance accrual related to the reduction in workforce. The remaining European assets as of December 31, 2001, totaling $2,234,000, represented assets purchased during pre-construction activities that were held for resale and sold during 2002. As of December 31, 2001, the Company had successfully surrendered one of the European leases. The Company completed the exit of the remaining European leases and one of the U.S. leases during 2002 (see Note 14). The collective costs of these European exit activities, primarily the exit of the German leasehold and an additional loss incurred on the sale of the European assets held for resale, exceeded the amount estimated by management during the third quarter of 2001. As a result, the Company recorded an additional restructuring charge during the second quarter of 2002 (see 2002 Restructuring Charges below). The reduction in workforce was substantially completed during the fourth quarter of 2001.

A summary of the movement in the 2001 restructuring charge accrual from December 31, 2003 to December 31, 2004 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2003	Non-cash charges	Cash payments	Accrued restructuring charge as of December 31, 2004
U.S. lease exit costs	$42	$—	$(42)	$—

	$42	$—	$(42)	$—

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the movement in the 2001 restructuring charge accrual from December 31, 2002 to December 31, 2003 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2002	Non-cash charges	Cash payments	Accrued restructuring charge as of December 31, 2003
U.S. lease exit costs	$810	$—	$(768)	$42

	$810	$—	$(768)	$42

2002 Restructuring Charges

During the quarter ended June 30, 2002, the Company took a second restructuring charge to reflect the Company’s ongoing efforts to exit or amend several unnecessary U.S. IBX expansion and headquarter office space operating leaseholds and to complete the Company’s European exit activities. In addition, in May 2002, the Company implemented a reduction in workforce of less than 10%, primarily in headquarter positions, in an effort to reduce operating costs. As a result, the Company took a total restructuring charge of $9,950,000, primarily related to the Second San Jose Ground Lease option fee of $5,000,000 (see Note 14); the write-off of property and equipment, primarily leasehold improvements and some equipment, located in two unnecessary U.S. IBX expansion and headquarter office space operating leaseholds that the Company decided to exit and that do not currently provide any ongoing benefit; the write-off of two U.S. letters of credit related to one U.S. operating leasehold from which the Company has committed to exit; an accrual for the remaining estimated European exit costs and additional U.S. leasehold exit costs and the severance accrual related to the reduction in workforce. The reduction in workforce was substantially completed during the second quarter of 2002 and the other lease exit costs were completed in 2003 and 2004.

During the quarter ended September 30, 2002, the Company recorded an additional restructuring charge as a result of the Third San Jose Ground Lease Amendment (see Note 14). As a result, the Company released its letters of credit relating to the San Jose Ground Lease and recorded a restructuring charge of $19,010,000.

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

A summary of the movement in the 2002 restructuring charges accrual from December 31, 2003 to December 31, 2004 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2003	Non-cash charges	Cash payments	Accrued restructuring charge as of December 31, 2004
Additional lease exit costs	$178	$—	$(178)	$—

	$178	$—	$(178)	$—

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the movement in the 2002 restructuring charges accrual from December 31, 2002 to December 31, 2003 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2002	Non-cash charges	Cash payments	Accrued restructuring charge as of December 31, 2003
Additional lease exit costs	$392	$—	$(214)	$178
Workforce reductions	456	—	(456)	—

	$848	$—	$(670)	$178

A summary of the 2002 restructuring charges through December 31, 2002 is outlined as follows (in thousands):

	Total 2002 restructuring charges	Non-cash charges	Cash payments	Accrued restructuring charge as of December 31, 2002
San Jose ground lease option fee	$5,000	$—	$(5,000)	$—
Write-off of U.S. property and equipment	2,585	(2,585)	—	—
Additional lease exit costs	1,115	—	(723)	392
Write-off of two U.S. letters of credit	750	(750)	—	—
Workforce reduction	500	—	(469)	31

Second quarter subtotal	9,950	(3,335)	(6,192)	423

Write-off of San Jose ground lease letters of credit	19,010	(19,010)	—	—

Third quarter subtotal	19,010	(19,010)	—	—

Workforce reduction	425	—	—	425
Write-up of one U.S. letter of credit	(500)	500	—	—

Fourth quarter subtotal	(75)	500	—	425

	$28,885	$(21,845)	$(6,192)	$848

2004 Restructuring Charges

In December 2004, in light of the availability of fully built-out data centers in select markets at costs significantly below those costs the Company would incur in building out new space, the Company made the decision to exit leases for excess space adjacent to one of the Company’s New York metro area IBXs, as well as space on the floor above its original Los Angeles IBX. As a result of the Company’s decision to exit these spaces, the Company recorded restructuring charges totaling $17,685,000, which represents the present value of the Company’s estimated future cash payments, net of any estimated subrental income and expense, through the remainder of these lease terms, as well as the write-off of all remaining property and equipment attributed to the partial build-out of the excess space on the floor above its Los Angeles IBX as outlined below. Both lease terms run through 2015.

The Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, at the beginning of its fiscal year 2003. Under the provisions of SFAS No. 146, the Company estimated the future cash payments required to exit these two leased spaces, net of any estimated subrental income and expense,

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through the remainder of these lease terms and then calculated the present value of such future cash flows in order to determine the appropriate restructuring charge to record. In future periods, the Company will record accretion expense to accrete its accrued restructuring liability up to an amount equal to the total estimated future cash payments necessary to complete the exit of these leases. Should the actual lease exit costs differ from the Company’s estimates, the Company may need to adjust its restructuring charges associated with the excess lease spaces, which would impact net income in the period such determination was made.

A summary of the 2004 restructuring charges through December 31, 2004 is outlined as follows (in thousands):

	Total 2004 restructuring charges	Non-cash charges	Transfer of deferred rent liability	Accrued restructuring charge as of December 31, 2004
Estimated lease exit costs	$13,869	$—	$881	$14,750
Write-off of property and equipment	3,816	(3,816)	—	—

	$17,685	$(3,816)	$881	14,750

Less current portion				(1,952)

				$12,798

Prior to the Company’s decision to exit the excess space on the floor above its original Los Angeles IBX in December 2004, the Company had recorded deferred rent in connection with this leasehold as it straightlined the associated rent expense from lease inception in April 2001 to December 2004 totaling $881,000. In conjunction with the Company’s decision to exit from this excess lease, the Company reclassified this deferred rent liability from deferred rent to accrued restructuring charges as of December 31, 2004 and adjusted the restructuring charge accordingly.

In January 2005, the Company sublet the excess space in the New York metro area for a two-year period and is currently evaluating opportunities related to its excess space in Los Angeles, as well as the excess space in the New York metro area beyond the two-year sublease. As the Company currently has no plans to enter into lump sum lease terminations with either of the landlords associated with these two excess space leases, the Company has reflected its accrued restructuring liability as both current and non-current on the accompanying balance sheet as of December 31, 2004. The Company is contractually committed to these two excess space leases through 2015.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s minimum future operating lease payments associated with these two excess space leases is as follows (in thousands):

2005	$2,433
2006	2,766
2007	3,216
2008	3,262
2009	3,309
Thereafter	19,964

34,950
Less amount representing estimated subrental income and expense	(15,978)

18,972
Less amount representing accretion	(4,222)

14,750
Less current portion	(1,952)

$12,798

Acquired Restructuring Charges

As a result of the Combination, the Company acquired several accruals related to restructuring activities from both i-STT and Pihana, which were commenced in 2002. As of December 31, 2003, a total of $608,000 remained accrued for these restructuring activities, which were settled in 2004 (see Note 2).

18.    Subsequent Events

On January 1, 2005, pursuant to the provisions of the Company’s stock plans (see Note 12), the number of common shares in reserve automatically increased by 1,139,968 shares for the 2000 Equity Incentive Plan, 379,989 shares for the Employee Stock Purchase Plan, 379,989 shares for the 2004 Employee Stock Purchase Plan and 50,000 shares for the 2000 Director Stock Option Plan.

On January 10, 2005, in accordance with the Financing (see Note 8), Equinix converted an aggregate of $38,035,000 of STT Convertible Secured Notes and associated interest into 4,144,216 shares of the Company’s Series A-1 preferred stock (the “95% STT Convertible Secured Notes Conversion”). The converted amount represented 95% of the outstanding STT Convertible Secured Notes plus interest due through February 14, 2005. A total of $1,923,000 of STT Convertible Secured Notes remain outstanding (the “Remaining STT Convertible Secured Notes”) and will continue to be governed by the terms of the Financing. The Remaining STT Convertible Secured Notes will be eligible for conversion by Equinix in early 2006 provided certain conditions are met, including if the closing price of the Company’s common stock exceeds $32.12 per share for 30 consecutive trading days. On February 1, 2005, STT elected to convert its Series A-1 preferred stock into 4,144,216 shares of the Company’s common stock. The Series A-1 preferred stock converted into common stock on a 1 to 1 basis. As a result of the 95% STT Convertible Secured Notes Conversion, 95% of the outstanding Convertible Secured Notes and PIK Notes, plus unpaid interest through February 14, 2005 and unamortized discount and debt issuance costs, was converted into stockholders’ equity in accordance with APB Opinion No. 26, “Early Extinguishment of Debt” and SFAS No. 84, “Induced Conversions of Convertible Debt, an amendment of APB Opinion No. 26.”

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 8, 2005, the Compensation Committee of the Board of Directors approved the grant of stock options to employees, excluding executive officers, to purchase an aggregate of approximately 860,000 shares of common stock as part of the Company’s annual refresh program at an exercise price of $44.89 per share. On February 8, 2005, the Compensation Committee of the Board of Directors also approved the issuance of 320,500 shares of restricted shares of common stock to executive officers pursuant to the 2000 Equity Incentive Plan. The restricted shares are subject to four-year vesting, and will only vest if the stock appreciates at pre-determined levels.

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

The following table presents selected quarterly information for fiscal 2004 and 2003:

	First quarter		Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
2004:
Revenues	$36,820		$39,423	$42,439	$44,989
Net loss	(30,142	)(a)	(9,205)	(6,615)	(22,669	)(b)
Basic and diluted net loss per share	(2.00)		(0.51)	(0.36)	(1.21)

2003:
Revenues	$25,435		$28,434	$30,919	$33,154
Net loss	(25,553)		(21,203)	(19,718)	(17,697)
Basic and diluted net loss per share	(3.00)		(2.44)	(2.12)	(1.49)

(a)	Includes a $16.2 million loss on debt extinguishment and conversion (see Note 10).
(b)	Includes a $17.7 million restructuring charge (see Note 17).