Form 10-Q
period 2005-03-31
EQUINIX INC
filed 2005-05-04
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the Registrant’s Common Stock as of March 31, 2005 was 23,561,776.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$44,210	$25,938
Short-term investments	46,367	64,499
Accounts receivable, net	14,241	11,919
Prepaids and other current assets	2,428	4,726

Total current assets	107,246	107,082
Long-term investments	27,559	17,655
Property and equipment, net	350,986	343,361
Goodwill	21,842	22,018
Debt issuance costs, net	2,659	3,164
Other assets	7,754	8,518

Total assets	$518,046	$501,798

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$20,474	$21,028
Accrued interest payable	382	1,706
Current portion of accrued restructuring charge	2,005	1,952
Current portion of debt facility and capital lease obligation	1,446	675
Other current liabilities	5,831	6,877

Total current liabilities	30,138	32,238
Accrued restructuring charge, less current portion	12,487	12,798
Debt facility and capital lease obligation, less current portion	49,249	34,529
Convertible secured notes	1,803	35,824
Convertible subordinated debentures	86,250	86,250
Deferred rent and other liabilities	28,769	26,453

Total liabilities	208,696	228,092

Stockholders’ equity:
Preferred stock	2	2
Common stock	24	19
Additional paid-in capital	829,302	776,123
Deferred stock-based compensation	(11,449)	(260)
Accumulated other comprehensive income	1,700	2,257
Accumulated deficit	(510,229)	(504,435)

Total stockholders’ equity	309,350	273,706

Total liabilities and stockholders’ equity	$518,046	$501,798

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended March 31,
	2005	2004
	(unaudited)
Revenues	$48,684	$36,820

Costs and operating expenses:
Cost of revenues	36,873	33,785
Sales and marketing	4,819	4,642
General and administrative	10,489	8,242

Total costs and operating expenses	52,181	46,669

Loss from operations	(3,497)	(9,849)
Interest income	667	242
Interest expense	(2,459)	(4,130)
Loss on debt extinguishment and conversion	—	(16,211)

Net loss before income taxes	(5,289)	(29,948)

Income taxes	(505)	(194)

Net loss	$(5,794)	$(30,142)

Net loss per share:
Basic and diluted	$(0.26)	$(2.00)

Weighted average shares	21,898	15,104

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net loss	$(5,794)	$(30,142)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	14,967	14,234
Accretion of asset retirement obligation and accrued restructuring charges	343	81
Amortization of intangible assets and non-cash prepaid rent	80	514
Amortization of deferred stock-based compensation	2,444	677
Non-cash interest expense	905	2,615
Allowance for (recovery of) doubtful accounts	(58)	70
Deferred rent	563	1,639
Loss on disposal of assets	3	2
Loss on debt extinguishment and conversion	—	16,211
Changes in operating assets and liabilities:
Accounts receivable	(2,264)	29
Prepaids and other current assets	2,298	971
Other assets	2,250	46
Accounts payable and accrued expenses	89	190
Accrued restructuring charge	(482)	(458)
Accrued interest payable	(539)	(36)
Other current liabilities	229	(142)
Other liabilities	359	(20)

Net cash provided by operating activities	15,393	6,481

Cash flows from investing activities:
Purchases of investments	(31,736)	(60,414)
Sales of investments	8,602	2,001
Maturities of investments	31,123	77,176
Purchases of property and equipment	(5,523)	(4,908)
Accrued property and equipment	(643)	(196)

Net cash provided by investing activities	1,823	13,569

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plans	4,347	2,060

Proceeds from convertible subordinated debentures	—	86,250
Repayment of debt facilities and capital lease obligations	(3,222)	(3,527)
Repayment of credit facility	—	(34,281)
Repayment of senior notes	—	(30,475)
Debt issuance costs	—	(3,222)
Debt extinguishment costs	—	(2,505)

Net cash provided by financing activities	1,125	14,300

Effect of foreign currency exchange rates on cash and cash equivalents	(69)	(19)
Net increase in cash and cash equivalents	18,272	34,421
Cash and cash equivalents at beginning of period	25,938	26,869

Cash and cash equivalents at end of period	$44,210	$61,290

Supplemental cash flow information:
Cash paid for interest	$2,069	$1,579

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. (“Equinix” or the “Company”) and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The balance sheet at December 31, 2004 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Equinix’s Form 10-K as filed with the SEC on March 10, 2005. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

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

As of March 31, 2005, the Company had $118.1 million of cash, cash equivalents and short-term and long-term investments. The Company believes that this cash, coupled with anticipated cash flows generated from operations, will be sufficient to meet the Company’s capital expenditure, working capital, debt service and corporate overhead requirements within the Company’s currently identified business objectives.

Reclassifications

Certain auction rate securities have been reclassified from cash equivalents to short-term investments as of December 31, 2003 and March 31, 2004. This resulted in a reclassification from cash and cash equivalents to short-term investments of $33,559,000 and $7,553,000 on the December 31, 2003 and March 31, 2004 consolidated balance sheets, respectively. In addition, purchases and sales of investments, included in the accompanying consolidated statement of cash flows for the three months ended March 31, 2004, have been revised to reflect the purchase and sale of auction rate securities during this period. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of ninety days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every seven, twenty-eight or thirty-five days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was ninety days or less, which was based on our ability to either liquidate our holdings or roll our investment over to the next reset period.

Based upon the Company’s re-evaluation of these securities, the Company has reclassified its auction rate securities, previously classified as cash equivalents, as short-term investments. The Company accounts for its marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Such investments are classified as “available-for-sale” and are reported at fair value in the Company’s consolidated balance sheets. The short-term nature and structure, the frequency with which the interest rate resets and the ability to sell auction rate securities at par and at the Company’s discretion indicates that such securities should more appropriately be classified as short-term investments with the intent of meeting the Company’s short-term working capital requirements.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Recognition and Allowance for Doubtful Accounts

Equinix derives more than 90% of its revenues from recurring revenue streams, consisting primarily of (1) colocation services, such as from the licensing of cabinet space and power; (2) interconnection services, such as cross connects and Gigabit Ethernet ports and (3) managed infrastructure services, such as Equinix Direct, bandwidth and other managed services such as mail service and managed platform solutions. The remainder of the Company’s revenues are from non-recurring revenue streams, such as from the recognized portion of deferred installation revenues, professional services, contract settlements and equipment sales. Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to three years. Fees for the provision of other managed services are recognized progressively as the services are rendered in accordance with the contract terms, except where the future costs cannot be estimated reliably, in which case fees are recognized upon the completion of services. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the longer of the term of the related contract or expected customer relationship. Professional service fees are recognized in the period in which the services were provided and represent the culmination of the earnings process as long as they meet the criteria for separate recognition under EITF Abstract No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue from bandwidth and equipment is recognized on a gross basis in accordance with EITF Abstract No. 99-19, “Recording Revenue as a Principal versus Net as an Agent”, primarily because the Company acts as the principal in the transaction, takes title to products and services and bears inventory and credit risk. To the extent the Company does not meet the criteria for gross basis accounting for bandwidth and equipment revenue, the Company records the revenue on a net basis. Revenue from contract settlements is recognized on a cash basis when no remaining performance obligations exist to the extent that the revenue has not previously been recognized.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share;” SEC Staff Accounting Bulletin (“SAB”) No. 98; EITF Issue 03-6, “Participating Securities and the Two-Class Method Under FASB 128”, which the Company adopted during the second quarter of 2004 and EITF Issue 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, which the Company adopted during the fourth quarter of 2004. Under the provisions of SFAS No. 128, SAB No. 98 and EITF Issues 03-6 and 04-8, basic and diluted net loss per share are computed using the weighted-average number of common shares outstanding. Options, warrants and contingently convertible instruments were not included in the computation of diluted net loss per share. Under EITF Issue 03-6, the Company’s preferred stock qualifies as a participating security, but was not included in the Company’s basic and diluted net loss per share calculations as the holder of preferred stock does not have a contractual obligation to share in the Company’s losses. In addition, under EITF 04-8, the Company’s Convertible Subordinated Debentures qualify as contingently convertible instruments; however, they were not included in the Company’s diluted net loss per share calculations because to do so would be anti-dilutive for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts) (unaudited):

	Three months ended March 31,
	2005	2004
Numerator:
Net loss	$(5,794)	$(30,142)

Denominator:
Weighted average shares	21,898	15,104

Net loss per share:
Basic and diluted	$(0.26)	$(2.00)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (unaudited):

	March 31,
	2005	2004
Series A preferred stock	1,868,667	1,868,667
Series A preferred stock warrant	965,674	965,674
Shares reserved for conversion of convertible secured notes	209,560	3,660,765
Shares reserved for conversion of convertible subordinated debentures	2,183,548	2,183,548
Common stock warrants	273,233	237,179
Common stock options and unvested restricted shares	4,698,359	4,406,678
Common stock subject to repurchase	—	28

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

The Company is currently in a net deferred tax asset position, which has been fully reserved. The Company will continue to provide a valuation allowance for the net deferred tax asset until it becomes more likely than not that the net deferred tax asset will be realizable. For the three months ended March 31, 2005 and 2004, the Company recorded a tax provision of $505,000 and $194,000, respectively, which is attributable primarily to federal alternative minimum tax. The Company expects the alternative minimum tax situation to continue throughout the current taxable year based on its financial outlook for the year. Although the Company recorded a tax provision for the three months ended March 31, 2005 and 2004 for book purposes, it does not expect a material cash liability due to sufficient stock option deductions, which can be taken for tax return purposes. The Company has recorded this income tax provision within accounts payable and accrued expenses on the accompanying balance sheet as of March 31, 2005, along with other taxes, such as personal and real property taxes (see Note 6).

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted under SFAS No. 123, the Company uses the intrinsic value-based method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its employee stock-based compensation plans. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s shares and the exercise price of the option. Unearned deferred compensation resulting from employee option grants and restricted shares is amortized on an accelerated basis over the vesting period of the individual options, in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FASB Interpretation No. 28”).

Primarily as a result of employee stock options being granted at exercise prices below fair market value prior to the Company’s initial public offering (“IPO”) in August 2000, the Company recorded a deferred stock-based compensation charge on its balance sheet of $54,537,000 in 2000, which was amortized over the four-year vesting life of these individual stock options net of the reversal of any previously recorded accelerated stock-based compensation expense due to the forfeitures of those stock options prior to vesting. The amortization of the deferred stock-based compensation related to these pre-IPO stock options ended in August 2004. In addition, in September 2003, the Compensation Committee of the Board of Directors awarded a stock option grant to the Company’s chief executive officer at a 15% discount to the then fair market value of the Company’s common stock on the date of grant and, as a result, recorded a $1,093,000 deferred stock-based compensation charge, which is amortized over the three-year vesting period of this grant. As of March 31, 2005, there was a total of $184,000 of deferred stock-based compensation remaining to be amortized for this grant to the Company’s chief executive officer. The Company expects stock-based compensation expense related to this specific option grant to impact its results of operations through 2006.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2005, the Compensation Committee of the Board of Directors approved the issuance of 320,500 shares of restricted shares of common stock to executive officers pursuant to the 2000 Equity Incentive Plan. The restricted shares are subject to four-year vesting, and will only vest if the stock appreciates to certain pre-determined levels. These restricted shares are a compensatory plan under the provisions of APB Opinion No. 25 and are accounted for as variable awards. As a result, compensation cost will be adjusted for changes in the market price of the Company’s common stock until the restricted shares become vested. On the date of grant of the restricted shares in February 2005, the Company recorded a $14,387,000 deferred stock-based compensation charge. For the quarter ended March 31, 2005, the Company recognized reductions in deferred stock-based compensation of $817,000 as a result of a declining stock price and recorded $2,305,000 of stock-based compensation expense related to these restricted shares. As of March 31, 2005, there was a total of $11,265,000 of deferred stock-based compensation remaining to be amortized related to these restricted shares. The Company expects stock-based compensation expense related to these restricted shares to impact its results of operations through 2008.

The following table presents, by operating expense, the Company’s amortization of stock-based compensation expense (in thousands):

	Three months ended March 31,
	2005	2004
Cost of revenues	$—	$20
Sales and marketing	447	30
General and administrative	1,997	627

	$2,444	$677

The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of SFAS No. 123”. The following table presents what the net loss and net loss per share would have been had the Company adopted SFAS No. 123 (in thousands, except per share data):

	Three months ended March 31,
	2005	2004
Net loss as reported	$(5,794)	$(30,142)
Stock-based compensation expense included in net loss	2,444	677
Stock-based compensation expense if SFAS No. 123 had been adopted	(11,174)	(4,052)

Pro forma net loss	$(14,524)	$(33,517)

Basic and diluted net loss per share:
As reported	$(0.26)	$(2.00)
Pro forma	(0.66)	(2.22)

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s fair value calculations for employee grants were made using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2005	2004
Dividend yield	0%	0%
Expected volatility	80%	100%
Risk-free interest rate	3.93%	2.80%
Expected life (in years)	4.00	3.50

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
	(unaudited)
Goodwill	$21,842	$22,018

Other intangibles:
Intangible asset – customer contracts	4,084	4,114
Intangible asset – tradename	315	318
Intangible asset – workforce	160	160

	4,559	4,592
Accumulated amortization	(4,339)	(4,357)

	220	235

	$22,062	$22,253

Other intangible assets, net, are included in other assets on the accompanying balance sheets as of March 31, 2005 and December 31, 2004.

For the three months ended March 31, 2005 and 2004, the Company recorded amortization expense of $15,000 and $514,000, respectively. The Company expects to record the following amortization expense during the next five years (in thousands):

Year ending:
2005	$60
2006	60
2007	60
2008	55
2009	—

Total	$235

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. San Jose IBX Acquisition

In December 2004, the Company entered into a series of agreements with Abovenet Communications, Inc. (“Abovenet”), including 1) a long-term lease through May 2020 for a 103,000 square foot data center in the Silicon Valley area, 2) an asset purchase agreement to purchase the assets located within this facility, primarily IBX plant and machinery, and 3) an agreement to interconnect all three of its IBX centers in the Silicon Valley through redundant dark fiber links through May 2020, which the Company will manage to allow customers in each center to leverage the benefits of directly interconnecting with other customers in the other centers (collectively, the “San Jose IBX Acquistion”). Payments due to Abovenet for the San Jose IBX Acquisition total $38,379,000, of which $4,224,000 was paid in several upfront lump-sum payments and the remaining $34,155,000 will be paid in monthly installments, which commenced in February 2005, through May 2020.

The Company has accounted for the San Jose IBX Acquisition as a single accounting arrangement with multiple elements. As a result, the Company assessed the fair value of each of the individual elements and then assigned the relative fair value to each individual element. The Company determined that the building component of the San Jose IBX Acquisition is a long-term operating lease (the “San Jose IBX Acquisition Building Operating Lease”) and the equipment and fiber portions of the transaction are financed assets (the “San Jose IBX Acquisition Equipment & Fiber Debt Facility”). The Company took possession of this property during the first quarter of 2005, and as a result, recorded property and equipment and prepaid fiber assets, as well as debt, totaling $18,713,000. Payments under the San Jose IBX Acquisition Equipment & Fiber Debt Facility will be made monthly through May 2020 at an effective interest rate of 8.50% per annum. As of March 31, 2005, principal of $15,650,000 remained outstanding under the San Jose IBX Acquisition Equipment & Fiber Debt Facility. Payments under the San Jose IBX Acquisition Building Operating Lease will also be made monthly through May 2020 and total $7,381,000 in cumulative lease payments.

3. Related Party Transactions

A significant amount of the Company’s Asia-Pacific revenues are generated in Singapore and a significant portion of the business in Singapore is transacted with entities affiliated with STT Communications, which is the Company’s single largest stockholder. For the three months ended March 31, 2005, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $1,573,000 and as of March 31, 2005, accounts receivable with these related parties was $1,270,000. For the three months ended March 31, 2005, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $794,000 and as of March 31, 2005, accounts payable with these related parties was $326,000. For the three months ended March 31, 2004, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $1,222,000 and as of March 31, 2004, accounts receivable with these related parties was $992,000. For the three months ended March 31, 2004, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $466,000 and as of March 31, 2004, accounts payable with these related parties was $347,000.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Accounts Receivable

Accounts receivables, net, consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
	(unaudited)
Accounts receivable	$29,765	$26,119
Unearned revenue	(15,246)	(13,863)
Allowance for doubtful accounts	(278)	(337)

	$14,241	$11,919

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

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
	(unaudited)
Leasehold improvements	$407,001	$402,620
IBX plant and machinery	103,278	89,960
IBX equipment	51,906	47,437
Computer equipment and software	22,047	21,711
Furniture and fixtures	2,036	2,041

	586,268	563,769
Less accumulated depreciation	(235,282)	(220,408)

	$350,986	$343,361

Leasehold improvements, IBX plant and machinery and computer equipment and software recorded under capital leases aggregated $35,309,000 at both March 31, 2005 and December 31, 2004. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $713,000 and $119,000 as of March 31, 2005 and December 31, 2004, respectively.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
	(unaudited)
Accounts payable	$3,817	$2,835
Accrued compensation and benefits	5,032	5,969
Accrued taxes	3,729	3,376
Accrued property and equipment	2,269	2,912
Accrued utility and security	2,429	2,457
Accrued professional fees	1,458	1,741
Accrued other	1,740	1,738

	$20,474	$21,028

7. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
	(unaudited)
Customer deposits	$678	$3,229
Deferred installation revenue	4,654	3,019
Other current liabilities	499	629

	$5,831	$6,877

A significant portion of customer deposits as of December 31, 2004, represented a customer’s deposit towards an installation project at one of the Company’s IBX centers. In January 2005, upon completion of this installation project, this deposit was reclassified to deferred installation revenue (split between both current and non-current portions) and is now being amortized into revenue over the expected life of the customer relationship.

8. Deferred Rent and Other Liabilities

Deferred rent and other liabilities consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
	(unaudited)
Deferred rent	$23,067	$22,493
Asset retirement obligations	3,690	3,054
Deferred installation revenue	1,697	725
Other liabilities	315	181

	$28,769	$26,453

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Debt Facilities

Convertible Secured Notes

During the quarter ended March 31, 2005, Equinix converted an aggregate of $38,035,000 of STT Convertible Secured Notes and associated interest into 4,144,216 shares of the Company’s Series A-1 preferred stock (the “95% STT Convertible Secured Notes Conversion”). The converted amount represented 95% of the outstanding STT Convertible Secured Notes plus interest due through February 14, 2005. A total of $1,923,000 of STT Convertible Secured Notes remain outstanding (the “Remaining STT Convertible Secured Notes”) and will continue to be governed by the terms of the Financing. The Remaining STT Convertible Secured Notes will be eligible for conversion by Equinix in early 2006 provided certain conditions are met, including if the closing price of the Company’s common stock exceeds $32.12 per share for 30 consecutive trading days. On February 1, 2005, STT elected to convert its Series A-1 preferred stock into 4,144,216 shares of the Company’s common stock. The Series A-1 preferred stock converted into common stock on a 1 to 1 basis. As a result of the 95% STT Convertible Secured Notes Conversion, 95% of the outstanding Convertible Secured Notes and PIK Notes, plus interest through February 14, 2005 and unamortized discount and debt issuance costs, was converted into stockholders’ equity in accordance with APB Opinion No. 26, “Early Extinguishment of Debt” and SFAS No. 84, “Induced Conversions of Convertible Debt, an amendment of APB Opinion No. 26.”

As a result of the 95% STT Convertible Secured Notes Conversion, a total of $35,206,000 was credited to stockholders’ equity during the first quarter of 2005, which was comprised of $36,543,000 of Convertible Secured Note and PIK Notes principal and $1,492,000 of interest through the conversion date, offset by $2,510,000 and $319,000 of unamortized debt discount and issuance costs, respectively. As of March 31, 2005, the Remaining STT Convertible Secured Notes principal of $1,923,000 is presented on the accompanying balance sheet, net of remaining unamortized debt discount, as $1,803,000.

Maturities

Combined aggregate maturities for the Company’s various debt facilities and capital lease obligation as of March 31, 2005 are as follows (in thousands) (unaudited):

	Convertible secured notes	Convertible subordinated debentures	Debt facility and capital lease obligation (1)	Total
2005	$—	$—	$4,398	$4,398
2006	—	—	5,181	5,181
2007	1,923	—	5,332	7,255
2008	—	—	5,488	5,488
2009	—	86,250	5,648	91,898
2010 and thereafter	—	—	66,643	66,643

	1,923	86,250	92,690	180,863

Less amount representing unamortized discount	(120)	—	—	(120)
Less amount representing interest	—	—	(41,995)	(41,995)

	1,803	86,250	50,695	138,748
Less current portion	—	—	(1,446)	(1,446)

	$1,803	$86,250	$49,249	$137,302

(1)	Debt facility and capital lease obligation is comprised of the San Jose IBX Acquisition Equipment & Fiber Debt Facility (see Note 2) and Washington, D.C. Metro Area Capital Lease.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Stockholders’ Equity

On January 1, 2005, pursuant to the provisions of the Company’s stock plans, the number of common shares in reserve automatically increased by 1,139,968 shares for the 2000 Equity Incentive Plan, 379,989 shares for the Employee Stock Purchase Plan, 379,989 shares for the 2004 Employee Stock Purchase Plan and 50,000 shares for the 2000 Director Stock Option Plan.

During the quarter ended March 31, 2005, the Compensation Committee of the Board of Directors approved the grant of stock options to employees, excluding executive officers, to purchase an aggregate of approximately 870,200 shares of common stock, primarily as part of the Company’s annual refresh program, at an exercise price of $44.06 per share. During the quarter ended March 31, 2005, the Compensation Committee of the Board of Directors also approved the issuance of 320,500 shares of restricted shares of common stock to executive officers pursuant to the 2000 Equity Incentive Plan. The restricted shares are subject to four-year vesting, and will only vest if the stock appreciates to pre-determined levels. The Company recorded a deferred stock-based compensation charge of $14,387,000 related to these restricted shares (see Note 1).

11. Commitments and Contingencies

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In July 2003, a Special Litigation Committee of the Equinix Board of Directors approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants and the Company’s agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Equinix to plaintiffs pursuant to the settlement, of which such claims are currently expected to be less than $3.4 million, will be covered by existing insurance and we do not expect that the settlement will involve any payment by the Company. The Company has no information as to whether there are any material limitations on the expected recovery by other issuer defendants of any potential financial obligation to plaintiffs from their own insurance carriers. The settlement agreement has been submitted to the Court for approval. The underwriter defendants have filed objections to the settlement agreement. As approval by the Court cannot be assured, the Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

On October 13, 2004, the Court certified a Section 11 class in four of the six cases that were the subject of class certification motions and determined that the class period for Section 11 claims is the period between the IPO and the date that unregistered shares entered the market. The Court noted that its decision on those cases is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Equinix case. Until the settlement is finalized and approved by the Court, or in the event such settlement is not approved, the Company and its officers and directors intend to continue to defend the actions vigorously. While an unfavorable outcome to this case is reasonably possible, it is not probable. As a result, the Company has not accrued for any settlements in connection with this litigation as of March 31, 2005.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Comprehensive Loss

The components of comprehensive loss are as follows (in thousands) (unaudited):

	Three months ended March 31,
	2005	2004
Net loss	$(5,794)	$(30,142)
Unrealized gain (loss) on available for sale securities	(319)	14
Foreign currency translation gain (loss)	(239)	240

Comprehensive loss	$(6,352)	$(29,888)

There were no significant tax effects on comprehensive loss for the three months ended March 31, 2005 and 2004.

13. Segment Information

The Company and its subsidiaries are principally engaged in the design, build-out and operation of network neutral IBX centers. All revenues result from the operation of these IBX centers. The Company’s chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements.

The Company’s geographic statement of operations disclosures are as follows (in thousands) (unaudited):

	Three months ended March 31,
	2005	2004
Revenues:
United States	$42,016	$32,021
Asia-Pacific	6,668	4,799

	$48,684	$36,820

Cost of revenues:
United States	$31,916	$29,438
Asia-Pacific	4,957	4,347

	$36,873	$33,785

Loss from operations:
United States	$(2,614)	$(7,402)
Asia-Pacific	(883)	(2,447)

	$(3,497)	$(9,849)

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s long-lived assets are located in the following geographic areas (in thousands):

	March 31, 2005	December 31, 2004
	(unaudited)
United States	$378,056	$360,694
Asia-Pacific	32,744	34,022

	$410,800	$394,716

The Company’s goodwill totaling $21,842,000 and $22,018,000 as of March 31, 2005 and December 31, 2004, respectively, is part of the Company’s Singapore reporting unit, which is reported within the Asia-Pacific segment.

Revenue information on a services basis is as follows (in thousands) (unaudited)

	Three months ended March 31,
	2005	2004
Colocation	$33,236	$24,806
Interconnection	9,324	6,937
Managed infrastructure	3,341	2,740

Recurring revenues	45,901	34,483
Non-recurring revenues	2,783	2,337

	$48,684	$36,820

Revenue from one customer accounted for 12% of the Company’s revenues for the three months ended March 31, 2005. Revenue from this same customer accounted for 13% of the Company’s revenues for the three months ended March 31, 2004. No other single customer accounted for more than 10% of the Company’s revenues for the three months ended March 31, 2005 and 2004. Accounts receivables from the customer mentioned above accounted for 15% of the Company’s gross accounts receivables as of March 31, 2005. Accounts receivables from this same customer also accounted for 11% of the Company’s gross accounts receivables as of March 31, 2004. No other single customer accounted for more than 10% of the Company’s gross accounts receivables as of March 31, 2005 and 2004.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Restructuring Charges

In December 2004, in light of the availability of fully built-out data centers in select markets at costs significantly below those costs the Company would incur in building out new space, the Company made the decision to exit leases for excess space adjacent to one of the Company’s New York metro area IBXs, as well as space on the floor above its original Los Angeles IBX. As a result of the Company’s decision to exit these spaces, the Company recorded a restructuring charge totaling $17,685,000, which represents the present value of the Company’s estimated future cash payments, net of any estimated subrental income and expense, through the remainder of these lease terms, as well as the write-off of all remaining property and equipment attributed to the partial build-out of the excess space on the floor above its Los Angeles IBX as outlined below.

The Company accounted for this restructuring charge under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under the provisions of SFAS No. 146, the Company estimated the future cash payments required to exit these two leased spaces, net of any estimated subrental income and expense, through the remainder of these lease terms and then calculated the present value of such future cash flows in order to determine the appropriate restructuring charge to record. In future periods, the Company will record accretion expense to accrete its accrued restructuring liability up to an amount equal to the total estimated future cash payments necessary to complete the exit of these leases. Such accretion expense is classified under cost of revenues on the accompanying statement of operations for the three months ended March 31, 2005. Should the actual lease exit costs differ from the Company’s estimates, the Company may need to adjust its restructuring charges associated with the excess lease spaces, which would impact net income in the period such determination was made.

A summary of the movement in the 2004 accrued restructuring charge from December 31, 2004 to March 31, 2005 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2004	Accretion expense	Cash payments	Accrued restructuring charge as of March 31, 2005
Estimated lease exit costs	$14,750	$224	$(482)	$14,492

	14,750	$224	$(482)	14,492

Less current portion	(1,952)			(2,005)

	$12,798			$12,487

A summary of the 2004 restructuring charge through December 31, 2004 is outlined as follows (in thousands):

	Total 2004 restructuring charges	Non-cash charges	Transfer of deferred rent liability	Accrued restructuring charge as of December 31, 2004
Estimated lease exit costs	$13,869	$—	$881	$14,750
Write-off of property and equipment	3,816	(3,816)	—	—

	$17,685	$(3,816)	$881	14,750

Less current portion				(1,952)

				$12,798

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In January 2005, the Company sublet the excess space in the New York metro area for a two-year period and is currently evaluating opportunities related to its excess space in Los Angeles, as well as the excess space in the New York metro area beyond the two-year sublease. As the Company currently has no plans to enter into lump sum lease terminations with either of the landlords associated with these two excess space leases, the Company has reflected its accrued restructuring charge as both a current and non-current liability on the accompanying balance sheets as of March 31, 2005 and December 31, 2004. The Company is contractually committed to these two excess space leases through 2015.

15. Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation, such as employee stock purchase plans and restricted stock awards. In addition, SFAS No. 123(R) supercedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Under the provisions of SFAS No. 123(R), stock-based compensation awards must meet certain criteria in order for the award to qualify for equity classification. An award that does not meet those criteria will be classified as a liability and be remeasured each period. SFAS No. 123(R) retains the requirements on accounting for the income tax effects of stock-based compensation contained in SFAS No. 123; however, it changes how excess tax benefits will be presented in the statement of cash flows. In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which offers guidance on SFAS No. 123(R). SAB No. 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. Key topics of SAB No. 107 include discussion on the valuation models available to preparers and guidance on key assumptions used in these valuation models, such as expected volatility and expected term, as well as guidance on accounting for the income tax effects of SFAS No. 123(R) and disclosure considerations, among other topics. SFAS No. 123(R) and SAB No. 107 were effective for reporting periods beginning after June 15, 2005; however in April 2005, the SEC approved a new rule that SFAS No. 123(R) and SAB No. 107 are now effective for public companies for annual, rather than interim, periods beginning after June 15, 2005. The Company is currently considering the financial accounting, income tax and internal control implications of SFAS No. 123(R) and SAB No. 107. The adoption of SFAS No. 123(R) and SAB No. 107 are expected to have a significant impact on the Company’s financial position and results of operations.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies that the term, conditional retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 further clarifies that the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement and provides guidance on how an entity might reasonably estimate the fair value of such a conditional asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The Company is currently in the process of evaluating the impact that the adoption of FIN No. 47 will have on its financial position, results of operations and cash flows.

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

Overview

Equinix provides network neutral colocation, interconnection and managed services to enterprises, content companies and systems integrators and the world’s largest networks. Through our 15 IBX centers in the U.S. and Asia-Pacific, customers can directly interconnect with each other for critical traffic exchange requirements. As of March 31, 2005, we had IBX centers totaling an aggregate of approximately 1.4 million gross square feet in the Chicago, Dallas, Honolulu, Los Angeles, New York, Silicon Valley and Washington, D.C. areas in the United States and Hong Kong, Singapore, Sydney and Tokyo in the Asia-Pacific region.

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

This critical mass of customers and the resulting network effect, combined with our strong financial position, including a number of financing transactions, has resulted in an acceleration of new customer growth and related revenue bookings. Our current financial stability and focused business model have been important factors in this acceleration, both from new and existing customers. While we had generated negative operating cash flow in each annual period since inception through the quarter ended June 30, 2003, commencing the quarter ended September 30, 2003 we started to generate positive operating cash flow. During this quarter, our revenues grew to a level sufficient to meet our operating cash requirements for our predominantly fixed cost structure related to our existing IBX centers. We considered this quarter to be the inflection point in our business model whereby our revenues were sufficient, on an ongoing basis, to meet all our operating costs and working capital requirements. Given a large component of our cost of revenues related to our existing IBX centers are fixed in nature, we anticipate any growth in revenues will have a significant incremental flow-through to gross profit. Since reaching this point in our operating history, we have consistently generated operating cash flows and we continue to expect to generate operating cash flows throughout 2005 and beyond at levels sufficient to meet our cash requirements to fund our capital expenditures, debt service and corporate overhead requirements.

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

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service streams, such as our acquisition of the Sprint property in Santa Clara in December 2003 and our 2004 expansions in the Washington, D.C. and Silicon Valley area markets. However, we will continue to be very selective with any similar opportunity. As was the case with these recent expansions in the Silicon Valley and Washington, D.C. area markets, the criteria will be demand from new and existing customers, quality of the design, access to networks, capacity availability in current market location, amount of incremental investment required by us in the targeted property, lead-time to breakeven and in-place customers. Like our recent expansions, the right combination of these factors may be attractive for us. Dependent on the particular deal, these acquisitions may require upfront cash payments and additional capital expenditures in order to bring these centers up to Equinix standards.

Recent Developments

In January 2005, we converted 95% of the outstanding convertible secured notes and unpaid interest, held by STT Communications Ltd., into 4.1 million shares of our preferred stock, which was subsequently converted into 4.1 million shares of our common stock in February 2005. We refer to this transaction as the “STT convertible secured notes conversion.” The remaining 5% of the convertible secured notes outstanding, totaling $1.9 million, will be eligible for conversion by Equinix in early 2006 into approximately 250,000 shares (including anticipated interest expense through early 2006), provided that the closing price of our common stock exceeds $32.12 per share for thirty consecutive trading days.

In February 2005, the Compensation Committee of the Board of Directors approved the issuance of 320,500 shares of restricted shares of common stock to executive officers. These restricted shares are subject to four-year vesting, and will only vest if the stock appreciates to certain pre-determined levels. These restricted shares are a compensatory plan under the provisions of APB Opinion No. 25 and are accounted for as variable awards. As a result, compensation cost will be adjusted for changes in the market price of our common stock until the restricted shares become vested. On the date of grant of the restricted shares in February 2005, we recorded a $14.4 million deferred stock-based compensation charge. For the quarter ended March 31, 2005, we recognized reductions in deferred stock-based compensation of $817,000 as a result of a declining stock price and recorded $2.3 million of stock-based compensation expense related to these restricted shares. As of March 31, 2005, there was a total of $11.3 million of deferred stock-based compensation remaining to be amortized related to these restricted shares. We expect stock-based compensation expense related to these restricted shares to impact our results of operations through 2008.

Critical Accounting Policies and Estimates

Equinix’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for Equinix include revenue recognition and allowance for doubtful accounts, accounting for income taxes, estimated and contingent liabilities, accounting for property and equipment and impairment of long-lived assets, which are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in the Company’s 2004 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2005 and 2004

Revenues. Our revenues for the three months ended March 31, 2005 and 2004 were split between the following revenue classifications (dollars in thousands):

	Three months ended March 31,
	2005	%	2004	%
Recurring revenues	$45,901	94%	$34,483	94%

Non-recurring revenues:
Installation and professional services	2,783	6%	1,643	4%
Other	—	0%	694	2%

	2,783	6%	2,337	6%

Total revenues	$48,684	100%	$36,820	100%

Our revenues for the three months ended March 31, 2005 and 2004 were geographically comprised of the following (dollars in thousands):

	Three months ended March 31,
	2005	%	2004	%
U.S. revenues	$42,016	86%	$32,021	87%
Asia-Pacific revenues	6,668	14%	4,799	13%

Total revenues	$48,684	100%	$36,820	100%

We recognized revenues of $48.7 million for the three months ended March 31, 2005 as compared to revenues of $36.8 million for the three months ended March 31, 2004, a 32% increase. We segment our business geographically between the U.S. and Asia-Pacific as further discussed below.

Our business is based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure services. We consider these services recurring as our customers are billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues are a significant component of our total revenues comprising 94% of our total revenues for the three months ended March 31, 2005 and 2004. Historically, greater than half of our customers order new services representing approximately half of our new orders each quarter.

Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services that we perform. These services are considered to be non-recurring as they are billed typically once and only upon completion of the installation or professional services work performed. The non-recurring revenues are typically billed on the first invoice distributed to the customer. Installation and professional services revenues increased 70% period over period, primarily due to strong existing and new customer growth during the year, as well as the completion of certain custom projects for the U.S. government during the quarter ended March 31, 2005. As a percent of total revenues, we expect non-recurring revenues to represent less than 10% of total revenues in each period. Other non-recurring revenues are comprised primarily of customer settlements, which represent fees paid to us by customers who wish to terminate their contracts with us prior to their expiration.

In addition to reviewing recurring versus non-recurring revenues, we look at two other primary metrics when we analyze our revenues: 1) customer count and 2) weighted-average percentage utilization. Our customer count increased to 1,005 as of March 31, 2005 versus 776 as of March 31, 2004, an increase of 30%. Our weighted-average utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Our weighted-average utilization rate grew to 45% as of March 31, 2005 from 41% as of March 31, 2004; however, excluding the impact of our recent expansions in the Washington,

D.C. and Silicon Valley area markets, our weighted-average utilization rate would have been 51% as of March 31, 2005. Although we have substantial capacity for growth, our utilization rates vary from market to market among our 15 worldwide IBX centers. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. In addition, power and cooling requirements for some customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although capped, we generally do not control the amount of draw our customers take from installed circuits. This means that we could face power limitations in our centers even though we may have additional physical capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows. Therefore, consistent with our recent expansions in the Washington, D.C. and Silicon Valley area markets, we will continue to closely manage available space and power capacity in each of our operating markets and expect to continue to make strategic and selective expansions to our global footprint when and where appropriate.

U.S. Revenues. We recognized U.S. revenues of $42.0 million for the three months ended March 31, 2005 as compared to $32.0 million for the three months ended March 31, 2004. U.S. revenues consisted of recurring revenues of $39.7 million and $30.3 million, respectively, for the three months ended March 31, 2005 and 2004, a 31% increase. U.S. recurring revenues consist primarily of colocation and interconnection services plus a nominal amount of managed infrastructure services. U.S. recurring revenues for the three months ended March 31, 2005 included $227,000 of revenue generated from the recently acquired Washington, D.C. area and Silicon Valley area IBX centers, which opened for business in the fourth quarter of 2004 and first quarter of 2005, respectively. Excluding revenues from these recently acquired U.S. IBX centers, the period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customer growth acquired during the period as reflected in the growth in our customer count and weighted-average utilization rate as discussed above. We expect our U.S. recurring revenues to continue to grow and remain our most significant source of revenue for the foreseeable future.

In addition, U.S. revenues consisted of non-recurring revenues of $2.3 million and $1.7 million, respectively, for the three months ended March 31, 2005 and 2004. Non-recurring revenues are primarily related to the recognized portion of deferred installation, professional services and settlement fees associated with certain contract terminations. Included in U.S. non-recurring revenues are settlement fees of $414,000 for the three months ended March 31, 2004. There were no settlement fees recognized for the three months ended March 31, 2005. Excluding any settlement fees that we may recognize in the future, we expect our U.S. non-recurring revenues to stay relatively flat in the foreseeable future.

Asia-Pacific Revenues. We recognized Asia-Pacific revenues of $6.7 million for the three months ended March 31, 2005 as compared to $4.8 million for the three months ended March 31, 2004, a 39% increase. Asia-Pacific revenues consisted of recurring revenues of $6.2 million and $4.2 million, respectively, for the three months ended March 31, 2005 and 2004, consisting primarily of colocation and managed infrastructure services. In addition, Asia-Pacific revenues consisted of non-recurring revenues of $463,000 and $582,000, respectively, for the three months ended March 31, 2005 and 2004. Asia-Pacific non-recurring revenues included $280,000 of contract settlement revenue for the three months ended March 31, 2004. Asia-Pacific revenues are generated from Hong Kong, Singapore, Sydney and Tokyo, with Singapore representing approximately 47% and 56%, respectively, of the regional revenues for the three months ended March 31, 2005 and 2004. Our Asia-Pacific colocation revenues are similar to the revenues that we generate from our U.S. IBX centers; however, our Singapore IBX center has additional managed infrastructure service revenue, such as mail service and managed platform solutions, which we do not currently offer in any other IBX center location. The growth in our Asia-Pacific revenues is primarily the result of an increase in the customer base in this region during the past year, particularly in Tokyo and Sydney. We expect our Asia-Pacific revenues to continue to grow over the foreseeable future.

Cost of Revenues. Cost of revenues were $36.9 million for the three months ended March 31, 2005 as compared to $33.8 million for the three months ended March 31, 2004, a 9% increase. The largest cost components of our cost of revenues are depreciation, rental payments related to our leased IBX centers, utility costs including electricity and bandwidth, IBX employees’ salaries and benefits, supplies and equipment and security services. A substantial majority of our cost of revenues are fixed in nature and do not vary significantly from period to period. However, there are certain costs, which are considered variable in nature, including utilities and supplies, that are directly related to growth of services in our existing and new customer base. Given a large component of our cost of revenues are fixed in nature, we anticipate any growth in revenues will have a significant incremental flow-through to gross profit.

U.S. Cost of Revenues. U.S. cost of revenues were $31.9 million for the three months ended March 31, 2005 as compared to $29.4 million for the three months ended March 31, 2004. U.S. cost of revenues for the three months ended March 31, 2005 included (i) $13.5 million of depreciation expense and (ii) $343,000 of accretion expense associated with our asset retirement obligation for our various leaseholds, as well as for the two leases for which we took a restructuring charge in the fourth quarter of 2004, as we are now accreting the related liability to exit these two leases to an amount equal to the total estimated future cash payments needed. U.S. cost of revenues for the three months ended March 31, 2004 included (i) $12.6 million of depreciation expense, (ii) $20,000 of stock-based compensation expense, (iii) $81,000 of accretion expense associated with our asset retirement obligation for our various leaseholds and (iv) $40,000 of amortization expense associated with an intangible asset associated with our Santa Clara IBX center that became fully amortized in December 2004. Our U.S. cost of revenues for the three months ended March 31, 2005 also include $838,000 of other operating costs associated with the recently acquired Washington, D.C. area and Silicon Valley area IBX centers, which opened for business in the fourth quarter of 2004 and first quarter of 2005, respectively. Excluding depreciation, stock-based compensation, accretion expense, amortization expense and the costs associated with operating these new IBX centers, U.S. cost of revenues increased period over period to $17.2 million for the three months ended March 31, 2005 from $16.7 million for the three months ended March 31, 2004, a 3% increase. This increase is primarily the result of increasing utility costs in line with increasing customer installations and revenues attributed to customer growth. We continue to anticipate that our cost of revenues will increase in the foreseeable future as the occupancy levels in our U.S. IBX centers increase, however as a percent of revenues, we anticipate our cost of revenues will continue to decline.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues were $5.0 million for the three months ended March 31, 2005 as compared to $4.3 million for the three months ended March 31, 2004. Asia-Pacific cost of revenues included $1.0 million of depreciation expense and $65,000 of non-cash rent expense associated with the value attributed to warrants issued in May 2004 to our landlord in connection with a lease amendment for our Hong Kong IBX center for the three months ended March 31, 2005. Asia-Pacific cost of revenues included $858,000 of depreciation expense for the three months ended March 31, 2004. Excluding depreciation and non-cash rent expense, Asia-Pacific cost of revenues increased period over period to $3.9 million for the three months ended March 31, 2005 from $3.5 million for the three months ended March 31, 2004, an 11% increase. This increase is primarily the result of increasing utility and bandwidth costs in line with increasing customer installations and revenues attributed to this customer growth. Our Asia-Pacific cost of revenues are generated in Singapore, Tokyo, Hong Kong and Sydney. There are several managed IT infrastructure service revenue streams unique to our Singapore IBX center, such as mail service and managed platform solutions, that are more labor intensive than our service offerings in the United States. As a result, our Singapore IBX center has a greater number of employees than any of our other IBX centers, and therefore, a greater labor cost relative to our other IBX centers in the United States or other Asia-Pacific locations. We anticipate that our Asia-Pacific cost of revenues will experience moderate growth in the foreseeable future consistent with our anticipated growth in revenues over the course of the year.

Sales and Marketing. Sales and marketing expenses increased to $4.8 million for the three months ended March 31, 2005 from $4.6 million for the three months ended March 31, 2004.

U.S. Sales and Marketing Expenses. U.S. sales and marketing expenses increased to $4.1 million for the three months ended March 31, 2005 from $3.4 million for the three months ended March 31, 2004. Included in U.S. sales and marketing expenses were $447,000 of stock-based compensation expense and $15,000 of amortization expense associated with an intangible asset in connection with our Santa Clara IBX center for the three months ended March 31, 2005. Included in U.S. sales and marketing expenses was $30,000 of stock-based compensation expense and $15,000 of amortization expense associated with an intangible asset in connection with our Santa Clara IBX center for the three months ended March 31, 2004. The increase in the stock-based compensation expense period over period is a result of the non-cash charge attributed to restricted stock awards granted to our sales and marketing executive officers in the first quarter of 2005. Excluding stock-based compensation and amortization expense, U.S. sales and marketing expenses increased to $3.7 million for the three months ended March 31, 2005 as compared to $3.3 million for the three months ended March 31, 2004, a 10% increase. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. This increase is primarily due to approximately $400,000 of higher compensation costs, including general salary increases and bonuses, for our marketing staff and non-commissioned sales staff. Going forward, we expect to see U.S. sales and marketing spending increase nominally in absolute dollars, but decrease as a percent of revenues.

Asia-Pacific Sales and Marketing Expenses. Asia-Pacific sales and marketing expenses decreased to $664,000 for the three months ended March 31, 2005 as compared to $1.2 million for the three months ended March 31, 2004. Included in Asia-Pacific sales and marketing expenses for the three months ended March 31, 2004 were $459,000 of amortization expense associated with several intangible assets associated with our Singapore operations, which became fully amortized in December 2004. Excluding amortization expense, Asia-Pacific sales and marketing expenses decreased to $664,000 during the three months ended March 31, 2005 as compared to $795,000 in the prior period, a decrease of 16%, primarily as a result of several headcount reductions in the Singapore region over the course of the last year and an overall reduction in discretionary spending in this area. Our Asia-Pacific sales and marketing expenses consist of the same type of costs that we incur in our U.S. operations, namely compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. Our Asia-Pacific sales and marketing expenses are generated in Singapore, Tokyo, Hong Kong and Sydney. We expect that our Asia-Pacific sales and marketing expenses will remain relatively flat in the foreseeable future.

General and Administrative. General and administrative expenses increased to $10.5 million for the three months ended March 31, 2005 from $8.2 million for the three months ended March 31, 2004.

U.S. General and Administrative Expenses. U.S. general and administrative expenses increased to $8.6 million for the three months ended March 31, 2005 as compared to $6.6 million for the three months ended March 31, 2004. Included in U.S. general and administrative expenses were $2.0 million of stock-based compensation expense and $347,000 of depreciation expense for the three months ended March 31, 2005. Included in U.S. general and administrative expenses were $627,000 of stock-based compensation expense and $693,000 of depreciation expense for the three months ended March 31, 2004. The increase in the stock-based compensation expense period over period is a result of the non-cash charge attributed to restricted stock awards granted to our executive officers in the first quarter of 2005. Excluding stock-based compensation expense and depreciation expense, U.S. general and administrative expenses increased to $6.2 million for the three months ended March 31, 2005, as compared to $5.3 million for the prior period, an 18% increase. This increase is primarily due to approximately $800,000 of higher compensation costs, including general salary increases and bonuses, as well as some moderate headcount growth. General and administrative expenses, excluding stock-based compensation and depreciation, consist primarily of salaries and related expenses, accounting, legal and other professional service fees and other general corporate expenses such as our corporate headquarter office lease. Going forward, we expect to see U.S. general and administrative spending increase nominally in absolute dollars, but decrease as a percent of revenues.

Asia-Pacific General and Administrative Expenses. Asia-Pacific general and administrative expenses increased to $1.9 million for the three months ended March 31, 2005 as compared to $1.6 million for the three months ended March 31, 2004. Included in Asia-Pacific general and administrative expenses were $84,000 and $117,000, respectively, of depreciation expense for the three months ended March 31, 2005 and 2004. Excluding depreciation, Asia-Pacific general and administrative expenses increased to $1.8 million for the three months ended March 31, 2005, as compared to $1.5 million for the prior period, a 21% increase. This increase is primarily due to approximately $250,000 of higher compensation costs, including general salary increases and bonuses, as well as some moderate headcount growth. Our Asia-Pacific general and administrative expenses consist of the same type of costs that we incur in our U.S. operations, namely salaries and related expenses, accounting, legal and other professional service fees and other general corporate expenses. Our Asia-Pacific general and administrative expenses are generated in Singapore, Tokyo, Hong Kong and Sydney. Our Asia-Pacific headquarter office is located in Singapore. Most of the corporate overhead support functions that we have in the U.S. also reside in our

Singapore office in order to support our Asia-Pacific operations. In addition, we have separate office locations in Tokyo and Hong Kong. We expect that our Asia-Pacific general and administrative expenses will remain relatively flat or experience only moderate growth for the foreseeable future.

Interest Income. Interest income increased to $667,000 from $242,000 for the three months ended March 31, 2005 and 2004, respectively. Interest income increased due to higher average cash, cash equivalent and short-term and long-term investment balances held in interest-bearing accounts during these periods, as well as higher yields on those balances due to increasing interest rates.

Interest Expense. Interest expense decreased to $2.5 million from $4.1 million for the three months ended March 31, 2005 and 2004, respectively. During the quarter ended March 31, 2004, with the proceeds from the convertible debenture offering, we fully paid off the remaining credit facility and two other debt facilities, as well as fully redeemed the remaining 13% senior notes that were outstanding. Furthermore, in March 2004, the $10.0 million 10% convertible secured notes issued in connection with the Crosslink financing were converted to 2.5 million shares of our common stock. As a result of the repayments, redemption and conversion of our older debt facilities, which have been replaced with our $86.3 million 2.5% convertible subordinated debentures, our interest expense commencing with the second quarter of 2004 has been significantly reduced. In addition, during the quarter ended March 31, 2005, we converted 95% of the outstanding 14% convertible secured notes and unpaid interest, held by STT Communications Ltd., into 4.1 million shares of our preferred stock, which was subsequently converted into 4.1 million shares of our common stock in February 2005. All of these decreases in interest expense are partially offset by interest expense associated with the capital lease we recorded in connection with the Washington, D.C. area IBX center during the fourth quarter of 2004 and the debt facility we recorded in connection with the Silicon Valley area IBX center equipment and fiber during the first quarter of 2005, which both bear interest at 8.50%.

Loss on Debt Extinguishment and Conversion. In February 2004, with the proceeds from the convertible debenture offering, we fully paid off the remaining credit facility and two other debt facilities, as well as fully redeemed the remaining 13% senior notes that were outstanding at a premium of 106.5% through March 2004. In addition, in March 2004, the 10% $10.0 million convertible secured notes issued in connection with the Crosslink financing, and which had a beneficial conversion feature, were converted to 2.5 million shares of our common stock. As a result of these various repayments, redemption and conversion of our older debt facilities, we recorded a loss on debt extinguishment and conversion of $16.2 million, comprised primarily of the write-off of the various debt issuance costs and discounts associated with these various debt facilities totaling $13.7 million, as well as the premium paid to the holders of our 13% senior notes required to redeem these early and other cash transaction costs totaling $2.5 million. There was no loss recorded in connection with the STT convertible secured notes conversion during the three months ended March 31, 2005 as the STT convertible secured notes did not have a beneficial conversion feature.

Income Taxes. A full valuation allowance is recorded against our deferred tax assets as management cannot conclude, based on available objective evidence, when it is more likely than not that the net value of its deferred tax assets will be realized. However, for the three months ended March 31, 2005 and 2004, we recorded $505,000 and $194,000, respectively, of income tax expense, primarily representing income taxes related to alternative minimum tax. We have previously not incurred any significant income tax expense since inception and we do not expect to incur any significant income tax expense during 2005 and 2006 other than for some alternative minimum tax.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital requirements primarily through the issuance of various debt and equity instruments, for aggregate gross proceeds of $1.1 billion. As of March 31, 2005, our total indebtedness was comprised of non-convertible debt totaling $50.7 million from our Washington D.C. metro area IBX capital lease and Silicon Valley area IBX equipment and fiber debt facility and convertible debt totaling $88.2 million from our convertible secured notes and convertible subordinated debentures as outlined below. In addition, as a result of a $17.7 million restructuring charge we recorded in the fourth quarter of 2004, we have an accrued restructuring charge liability of $14.5 million on our balance sheet as of March 31, 2005 as outlined below.

As of March 31, 2005, our principal source of liquidity was our $118.1 million of cash, cash equivalents and short-term and long-term investments. We believe that this cash, coupled with our anticipated cash flows generated from operations, will be sufficient to meet our capital expenditure, debt service and corporate overhead requirements to meet our currently identified business objectives. In addition, as a result of the Silicon Valley Bank credit line, as further described below, we have $21.8 million of additional liquidity available to us in the event we need additional cash to pursue attractive strategic opportunities that may become available in the future.

While we had generated negative operating cash flow in each annual period since inception through 2003, commencing the quarter ended September 30, 2003 we started to generate positive operating cash flow. During that quarter, our revenues grew to a level sufficient to meet our operating cash requirements related to our predominantly fixed cost structure related to our existing IBX centers. We considered that quarter to be the inflection point in our business model whereby our revenues were sufficient on an ongoing basis to meet all our operating costs and working capital requirements. Since reaching this inflection point, we have generated cash flow from our operations during 2004 and the first quarter of 2005 and expect this generation of operating cash flows to continue throughout 2005 and beyond and to be in an amount sufficient to meet our cash requirements to fund our capital expenditures, debt service and corporate overhead requirements (excluding the purchase, sale and maturities of our short-term and long-term investments). However, given our limited operating history, we may not achieve our desired levels of profitability in the future. See “Other Factors Affecting Operating Results.”

Uses of Cash

Net cash provided by our operating activities was $15.4 million and $6.5 million for the three months ended March 31, 2005 and 2004, respectively. As described above, our revenues are now sufficient to cover our operating expenses and we are now generating cash from our operations. In addition, we continue to experience strong collections of our accounts receivables. As described above, we expect that we will continue to generate cash from our operating activities throughout 2005 and beyond.

Net cash provided by investing activities was $1.8 million and $13.6 million for the three months ended March 31, 2005 and 2004, respectively. Net cash provided by investing activities during both the three months ended March 31, 2005 and 2004 was primarily the result of the net sales and maturities of our short-term investments into cash and cash equivalents, offset by capital expenditures required to bring our recently acquired IBX centers in the Silicon Valley and Washington, D.C. areas to Equinix standards and to support our growing customer base. For the remainder of 2005 and beyond, we anticipate that our cash used in investing activities, excluding the purchases, sales and maturities of short-term and long-term investments, will be attributed to the funding of our capital expenditures.

Net cash provided by financing activities was $1.1 million and $14.3 million for the three months ended March 31, 2005 and 2004, respectively. Net cash provided by financing activities for the three months ended March 31, 2005, was primarily the result of proceeds from the exercises of employee stock options and purchases from our employee stock purchase plans, offset by principal payments for our debt facility and capital lease. Net cash provided by financing activities for the three months ended March 31, 2004, was primarily the result of the $86.3 million in gross proceeds from our convertible debenture offering, offset by $70.8 million in payments on our credit facility, senior notes and other debt facilities and capital lease obligations, as well as debt extinguishment costs associated with paying down these facilities.

Debt Obligations – Non-Convertible Debt

As of March 31, 2005, our indebtedness from non-convertible debt, related to a capital lease associated with our new IBX center in the Washington D.C. metro area and a debt facility associated with our new Silicon Valley area IBX equipment and fiber, totaled $50.7 million. In addition, in December 2004, as a result of the Silicon Valley Bank credit line, as further described below, we have $21.8 million of additional liquidity available to us in the event we need additional cash to pursue attractive strategic opportunities that may become available in the future.

Washington D.C. Metro Area IBX Capital Lease. In April 2004, we entered into a long-term lease for a 95,000 square foot data center in the Washington, D.C. metro area. The center is adjacent to the Company’s existing Washington D.C. metro area IBX. This lease, which includes the leasing of all of the IBX plant and machinery equipment located in the building, is a capital lease. We took possession of this property during the fourth quarter of 2004, and as a result, recorded property and equipment assets, as well as a capital lease obligation, totaling $35.3 million. Payments under this lease, which commenced in November 2004, will be made monthly through 2019 at an effective interest rate of 8.50% per annum. As of March 31, 2005, principal of $35.0 million remained outstanding.

New Silicon Valley Area IBX Equipment and Fiber Debt Facility. In December 2004, we entered into a long-term lease for a 103,000 square foot data center in the Silicon Valley area, and at the same time entered into separate agreements to purchase the equipment located within this new IBX center and to interconnect all three of our Silicon Valley area IBX centers to each other through redundant dark fiber links. Under generally accepted accounting principles, these three separate agreements are considered to be a single arrangement. Furthermore, while the building component of this transaction is classified as a long-term operating lease, the equipment and fiber portions of the transaction are classified as financed assets under a debt facility. We took possession of this property during the first quarter of 2005, and as a result, recorded property and equipment and prepaid fiber assets, as well as debt, totaling $18.7 million. Payments under this debt facility will be made monthly through May 2020 at an effective interest rate of 8.50% per annum. As of March 31, 2005, principal of $15.7 million remained outstanding.

Silicon Valley Bank Credit Line. In December 2004, we entered into a $25.0 million line of credit arrangement with Silicon Valley Bank that matures in December 2006. This facility is a $25.0 million revolving line of credit which, at our election, up to $10.0 million may be converted into a 24-month term loan, repayable in eight quarterly installments. We refer to this transaction as the “Silicon Valley Bank credit line.” Borrowings under the Silicon Valley Bank credit line bear interest at floating interest rates, plus applicable margins, based either on the prime rate or LIBOR. As of March 31, 2005, the Silicon Valley Bank credit line had an interest rate of 4.62% per annum; however, through the date of filing of this report on Form 10-Q, we have not drawn down any amounts from this line of credit. The Silicon Valley Bank credit line also features sublimits, which allow us to issue letters of credit, enter into foreign exchange forward contracts and make advances for cash management services. Our utilization under any of these sublimits would have the effect of reducing the amount available for borrowing under the Silicon Valley Bank credit line during the period that such sublimits remain utilized and outstanding. As of March 31, 2005, we had utilized $3.2 million under the letters of credit sublimit with the issuance of three letters of credit and, as a result, reduced the amount of borrowings available to us from $25.0 million to $21.8 million. The Silicon Valley Bank credit line is secured by substantially all of our domestic assets and contains numerous covenants, including financial covenants, such as maintaining minimum cash balance levels and meeting minimum quarterly revenue targets, which we are in full compliance of. The Silicon Valley Bank credit line provides us with additional liquidity and financing flexibility in the future.

Debt Obligations – Convertible Debt

Convertible Secured Notes. In December 2002, in conjunction with the combination, STT Communications made a $30.0 million strategic investment in the company in the form of a 14% convertible secured note due November 2007. The interest on the convertible secured note is payable in kind in the form of additional convertible secured notes, which we refer to as “PIK notes.” During 2003 and through December 31, 2004, we had issued $8.5 million in PIK notes. The convertible secured note and PIK notes issued to STT Communications are convertible into our preferred and common stock at a price of $9.18 per underlying share, and are convertible anytime at the option of STT Communications. Upon certain conditions, including if the closing price of our common stock exceeds $32.12 per share for thirty consecutive trading days, we had the option of converting the convertible secured notes beginning in 2005. In January 2005, we exercised this right and converted 95% of the outstanding convertible secured notes and unpaid interest, held by STT Communications, into 4.1 million shares of our preferred stock, which was subsequently converted into 4.1 million shares of our common stock in February 2005. We refer to this transaction as the “STT convertible secured notes conversion.” The remaining 5% of the convertible secured notes outstanding, totaling $1.9 million, will be eligible for conversion by Equinix in early 2006 into approximately 250,000 shares (including anticipated interest expense through early 2006), provided that the closing price of our common stock again exceeds $32.12 per share for thirty consecutive trading days.

As of March 31, 2005, a total of $1.9 million of convertible secured notes were outstanding, which is presented, net of unamortized discount, on our balance sheet at $1.8 million. All interest expense associated with our convertible secured notes, including the amortization of the unamortized discount and our unamortized debt issuance costs, represent non-cash interest expense in our statements of operation and cash flow as no cash is expended for this interest.

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

Accrued Restructuring Charge

During the quarter ended December 31, 2004, we recorded a restructuring charge of $17.7 million. In light of the availability of fully built-out data centers in select markets at costs significantly below those costs we would incur in building out new space, we made the decision in December 2004 to exit leases for excess space adjacent to one of our New York metro area IBXs, as well as space on the floor above our original Los Angeles IBX. The restructuring charge consisted of (i) a $13.9 million charge representing the present value of our estimated future cash payments, net of any estimated subrental income and expense, through the remainder of these lease terms; and (ii) a write-off of property and equipment of $3.8 million, representing the write-off of all remaining property and equipment attributed to the excess space on the floor above our Los Angeles IBX. We entered into a two-year sublease agreement for the excess space in the New York metro area and are currently evaluating opportunities related to our excess space in Los Angeles. In future periods, we will record accretion expense to accrete our accrued restructuring liability up to an amount equal to the total estimated future cash payments necessary to complete the exit of these leases. We expect that as a result of these restructuring charges, we will realize annual savings commencing in 2005 of approximately $1.8 million. As of December 31, 2004, we had an accrued restructuring charge of $14.8 million recorded as a liability on our balance sheet related to these excess lease spaces. During the quarter ended March 31, 2005, we recorded $224,000 of accretion expense related to these excess lease spaces and incurred net cash payments of $482,000 resulting in an accrued restructuring charge liability on our balance sheet of $14.5 million as of March 31, 2005. We are contractually committed to these two excess space leases through 2015.

Debt Maturities, Lease and Other Contractual Commitments

We lease our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2020. The following represents our debt maturities, lease and other commitments as of March 31, 2005 (in thousands):

	Convertible secured notes	Convertible subordinated debentures	Debt facility and capital lease	Operating leases covered under accrued restructuring charges	Operating leases (1)	Total
2005 (nine months)	$—	$—	$4,398	$1,847	$21,023	$27,268
2006	—	—	5,181	2,766	29,401	37,348
2007	1,923	—	5,332	3,216	28,946	39,417
2008	—	—	5,488	3,262	28,251	37,001
2009	—	86,250	5,648	3,309	28,039	123,246
2010 and thereafter	—	—	66,643	19,964	156,478	243,085

	1,923	86,250	92,690	34,364	292,138	507,365
Less amount representing interest	—	—	(41,995)	—	—	(41,995)
Less amount representing estimated subrental income and expense	—	—	—	(15,874)	—	(15,874)
Less amount representing accretion	—	—	—	(3,998)	—	(3,998)

	$1,923	$86,250	$50,695	$14,492	$292,138	$445,498

(1)	Represents off-balance sheet arrangements.

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

In December 2004, in light of the availability of fully built-out data centers in select markets at costs significantly below those costs we would incur in building out new space, we made the decision to exit leases for excess space adjacent to one of our New York metro area IBXs, as well as space on the floor above our original Los Angeles IBX. As a result of our decision to exit these spaces, we recorded a restructuring charge totaling $17.7 million, which represents the present value of our estimated future cash payments, net of any estimated subrental income and expense, through the remainder of these lease terms, as well as the write-off of all remaining property and equipment attributed to the partial build-out of the excess space on the floor above our Los Angeles IBX. We have already sublet the excess space in the New York metro area and are currently evaluating opportunities to either sublet the excess space in Los Angeles or terminate this lease altogether. As of March 31, 2005, we had a total restructuring charge accrual of $14.5 million associated with these two leases for excess space on our balance sheet. These obligations are reflected in the table above under operating leases covered under accrued restructuring charges.

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

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service streams, such as our recent acquisition of the Sprint property in Santa Clara and our recently announced expansions in the Washington, D.C. and Silicon Valley metro area markets. However, we will continue to be very selective with any similar opportunity. As was the case with these recent expansions in the Silicon Valley and Washington, D.C. area markets, the criteria will be demand from new and existing customers, quality of the design, access to networks, capacity availability in current market location, amount of incremental investment required by us in the targeted property, lead-time to breakeven and in-place customers. Like these recent expansions, the right combination of these factors may be quite attractive for us. Dependent on the particular deal, these acquisitions may require upfront cash payments and additional capital expenditures in order to bring these centers up to Equinix standards.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation, such as employee stock purchase plans and restricted stock awards. In addition, SFAS No. 123(R) supercedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Under the provisions of SFAS No. 123(R), stock-based compensation awards must meet certain criteria in order for the award to qualify for equity classification. An award that does not meet those criteria will be classified as a liability and be remeasured each period. SFAS No. 123(R) retains the requirements on accounting for the income tax effects of stock-based compensation contained in SFAS No. 123; however, it changes how excess tax benefits will be presented in the statement of cash flows. In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which offers guidance on SFAS No. 123(R). SAB No. 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. Key topics of SAB No. 107 include discussion on the valuation models available to preparers and guidance on key assumptions used in these valuation models, such as expected volatility and expected term, as well as guidance on accounting for the income tax effects of SFAS No. 123(R) and disclosure considerations, among other topics. SFAS No. 123(R) and SAB No. 107 were effective for reporting periods beginning after June 15, 2005; however in April 2005, the SEC approved a new rule that SFAS No. 123(R) and SAB No. 107 are now effective for public companies for annual, rather than interim, periods beginning after June 15, 2005. We are currently considering the financial accounting, income tax and internal control implications of SFAS No. 123(R) and SAB No. 107. The adoption of SFAS No. 123(R) and SAB No. 107 are expected to have a significant impact on our financial position and results of operations.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies that the term, conditional retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 further clarifies that the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement and provides guidance on how an entity might reasonably estimate the fair value of such a conditional asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. We are currently in the process of evaluating the impact that the adoption of FIN No. 47 will have on our financial position, results of operations and cash flows.

Other Factors Affecting Operating Results

In addition to the other information in this report, the following risk factors should be considered carefully in evaluating our business and us:

Risks Related to Our Business

We have incurred substantial losses in the past and may continue to incur additional losses in the future.

Although Equinix has generated cash from operations since the quarter ended September 30, 2003, for the years ended December 31, 2004 and 2003, the company incurred net losses of $68.6 million and $84.2 million, respectively. For the three months ended March 31, 2005, the company incurred additional net losses of $5.8 million. In light of new rules regarding the expensing of stock-based compensation, we do not expect to become net income positive for the foreseeable future. In addition, if we acquire or build-out additional IBX centers, we will have additional depreciation and amortization expenses that will negatively impact our ability to achieve and sustain positive net income. There can be no guarantee that we will become profitable and the company may continue to incur additional losses. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We expect our operating results to fluctuate.

We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuation in our operating results may cause the market price of our common stock to decline. We expect to experience significant fluctuations in our operating results in the foreseeable future due to a variety of factors, including:

•	acquisition of additional IBX centers;

•	mandatory expensing of employee stock-based compensation, including restricted shares;

•	demand for space and services at our IBX centers;

•	changes in general economic conditions and specific market conditions in the telecommunications and Internet industries;

•	the provision of customer discounts and credits;

•	the mix of current and proposed products and services and the gross margins associated with our products and services;

•	competition in the markets;

•	conditions related to international operations;

•	the timing and magnitude of operating expenses, including taxes, capital expenditures and expenses related to the expansion of sales, marketing, operations and acquisitions, if any, of complementary businesses and assets; and

•	the cost and availability of adequate public utilities, including power.

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

Although we received an unqualified opinion regarding the effectiveness of our internal controls over financial reporting as of December 31, 2004, in the course of our ongoing evaluation of our internal controls over financing reporting, we have identified certain areas in which we would like to improve upon and are in the process of evaluating and designing enhanced processes and controls to address these areas identified during our evaluation, none of which we believe constitutes or will constitute a material change. However, we cannot be certain that our efforts will be effective or sufficient for us, or our independent registered public accounting firm, to issue unqualified reports in the future, especially as our business continues to grow and evolve.

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

For the year ended December 31, 2003, the company recognized 15% of its revenues outside North America. For the year ended December 31, 2004, the company recognized 13% of its revenues outside North America. For the three months ended March 31, 2005, the company recognized 14% of its revenues outside North America. We anticipate that, for the foreseeable future, approximately 15% of the combined company’s revenues will be derived from sources outside North America.

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

In January 2005, 95% of STT Communications’ outstanding convertible secured notes and associated interest were converted into shares of our non-voting Series A-1 preferred stock. In February 2005, STT Communications elected to convert all of the shares of Series A-1 preferred stock into 4.1 million shares of our common stock. As of March 31, 2005, STT Communications owned approximately 35% of our outstanding voting stock. In addition, STT Communications is not prohibited from buying shares of our stock in public or private transactions. Because of the diffuse ownership of our stock, STT Communications has significant influence over matters requiring our stockholder approval. As a result, STT Communications is able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could prevent or delay a third party from acquiring or merging with us. STT also has a right of first offer, which entitles them to participate in an offering of our equity securities, or securities convertible into our equity securities, to maintain their ownership percentage prior to such offering.

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

In addition, power and cooling requirements are growing on a per unit basis. As a result, some customers are consuming an increasing amount of power per cabinet. Although capped, we generally do not control the amount of draw our customers take from installed circuits. This means that we could face power limitations in our centers. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our financial performance, operating results and cash flows.

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

As of March 31, 2005, STT Communications held 7,114,630 shares of our common stock and held securities convertible into 3,043,901 additional shares of our common stock. STT Communications has pledged to its lenders its ownership interest in the majority of its secured notes and warrants purchased in the financing and its common and preferred stock issued in the combination as collateral for its secured credit facility. If STT Communications defaults on its credit facility, the stock, warrants and secured notes owned by STT Communications could be transferred to its lenders or sold to third parties. In the event of default, the new owner of the secured notes, stock and warrants could convert them into our common stock and sell them, along with the common stock, into the public market. Sales of a substantial number of shares of our common stock by these parties within any narrow period of time could cause our stock price to fall. In addition, the issuance of the additional shares of our common stock as a result of these transactions will reduce our earnings per share, if any.

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

For the three months ended March 31, 2005 and 2004, IBM accounted for 12% and 13%, respectively, of our revenues. We expect that IBM will continue to account for a significant portion of our revenue for the foreseeable future, although we expect revenues received from IBM to decline as a percentage of our total revenues as we add new customers in our IBX centers. Although the term of our IBM contract runs through 2009, IBM currently has the right to reduce its commitment to us pursuant to the terms and requirements of its customer agreement. If we lose IBM as a customer, our business, financial condition and results of operations could be adversely affected.

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

Our ability to maximize revenues depends on our ability to develop and grow a balanced customer base, consisting of a variety of companies, including network service providers, site and performance management companies, and enterprise and content companies. The more balanced the customer base within each IBX center, the better we will be able to generate significant interconnection revenues, which in turn increases our overall revenues. Our ability to attract customers to our IBX centers will depend on a variety of factors, including the presence of multiple carriers, the mix of products and services offered by us, the overall mix of customers, the IBX center’s operating reliability and security and our ability to effectively market our services. In addition, some of our customers are and will continue to be Internet companies that face many competitive pressures and that may not ultimately be successful. If these customers do not succeed, they will not continue to use the IBX centers. This may be disruptive to our business and may adversely affect our business, financial condition and results of operations.

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

Interest Rate Risk

The Company’s exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio. All of our cash equivalents and marketable securities are designated as available-for-sale and are therefore recorded at fair market value on our balance sheet with the unrealized gains or losses reported as a separate component of other comprehensive income. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and at March 31, 2005 our portfolio maturity was relatively short. If current interest rates were to increase or decrease by 10%, the fair market value of our investment portfolio could increase or decrease by $181,000.

An immediate 10% increase or decrease in current interest rates would furthermore not have a material impact to our debt obligations due to the fixed nature of our long-term debt obligation. However, the interest expense associated with our $25.0 million revolving credit line, which bears interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR could be affected. As of March 31, 2005, the $25.0 million revolving credit line had an effective interest rate of 4.62%; however, through the date of filing of this report on Form 10-Q, no drawings are outstanding under this line of credit. The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but does not impact our earnings or cash flows.

The fair market value of our convertible subordinated debentures is based on quoted market prices. The estimated fair value of our convertible subordinated debentures as of March 31, 2005 was approximately $96.8 million.

Foreign Currency Risk

Prior to December 31, 2002, all of our recognized revenue had been denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations had been minimal. However, commencing in fiscal 2003, as a result of the combination, approximately 15% of our revenues and approximately 18% of our costs were in the Asia-Pacific region, and a large portion of those revenues and costs were denominated in a currency other than the U.S. dollar, primarily the Singapore dollar, Japanese yen and Hong Kong and Australian dollars. As a result, our operating results and cash flows will be impacted due to currency fluctuations relative to the U.S. dollar. Going forward, we continue to expect that approximately 15% of our revenues and costs will continue to be generated and incurred in the Asia-Pacific region in currencies other than the U.S. dollar, similar to 2003 and 2004.

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

Commodity Price Risk

Certain operating costs incurred by us are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodities most likely to have an impact on our results of operations in the event of price changes are electricity and supplies and equipment used in our IBX centers. We are closely monitoring the cost of electricity, particularly in California. We do not employ forward contracts or other financial instruments to hedge commodity price risk.

Item 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

In July 2003, a Special Litigation Committee of the Equinix Board of Directors approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of the Company and the individual defendants and the Company’s agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Equinix to plaintiffs pursuant to the settlement, of which such claims are currently expected to be less than $3.4 million, will be covered by existing insurance and we do not expect that the settlement will involve any payment by the Company. The Company has no information as to whether there are any material limitations on the expected recovery by other issuer defendants of any potential financial obligation to plaintiffs from their own insurance carriers. The settlement agreement has been submitted to the Court for approval. The underwriter defendants have filed objections to the settlement agreement. As approval by the Court cannot be assured, the Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document
2.1 (8)	Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.

3.1 (10)	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.

3.2 (10)	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.

3.3 (9)	Bylaws of the Registrant.

3.4 (13)	Certificate of Amendment of the Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (2)	Form of Registrant’s Common Stock certificate.

4.10 (9)	Registration Rights Agreement (See Exhibit 10.75).

4.11	Indenture (see Exhibit 10.99).

10.2 (1)	Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).

10.5 (1)	Form of Indemnification Agreement between the Registrant and each of its officers and directors.

10.8 (1)	The Registrant’s 1998 Stock Option Plan.

10.9 (1)+	Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.

10.10 (1)+	Lease Agreement with Market Halsey Urban Renewal, LLC, dated as of May 3, 1999.

10.11 (1)+	Lease Agreement with Laing Beaumeade, dated as of November 18, 1998.

10.12 (1)+	Lease Agreement with Rose Ventures II, Inc., dated as of June 10, 1999.

10.13 (1)+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 8, 1999.

10.14 (1)+	First Amendment to Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of October 28, 1999.

10.15 (1)+	Lease Agreement with Nexcomm Asset Acquisition I, L.P., dated as of January 21, 2000.

10.16 (1)+	Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of December 15, 1999.

10.23 (1)	Purchase Agreement between International Business Machines Corporation and Equinix, Inc. dated May 23, 2000.

Exhibit Number	Description of Document
10.24 (2)	2000 Equity Incentive Plan.

10.25 (2)	2000 Director Option Plan.

10.26 (2)	2000 Employee Stock Purchase Plan.

10.27 (2)	Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000.

10.28 (3)+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of July 1, 2000.

10.29 (3)+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of May 1, 2000.

10.30 (3)+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 24, 2000.

10.31 (3)+	Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24, 2000.

10.42 (4)+	First Amendment to Deed of Lease with TrizecHahn Beaumeade Technology Center LLC, dated as of March 22, 2001.

10.43 (4)+	First Lease Amendment Agreement with Market Halsey Urban Renewal, LLC, dated as of May 23, 2001.

10.44 (4)+	First Amendment to Lease with Nexcomm Asset Acquisition I, L.P., dated as of April 18, 2000.

10.45 (4)+	Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of December 18, 2000.

10.46 (5)	First Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 26, 2001.

10.48 (5)	2001 Supplemental Stock Plan.

10.53 (6)	Second Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of May 20, 2002.

10.54 (6)+	Amended and Restated Master Service Agreement by and between International Business Machines Corporation and Equinix, Inc., dated as of May 1, 2002.

10.56 (7)+	Second Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of October 1, 2002.

10.58 (7)	Form of Severance Agreement entered into by the Company and each of the Company’s executive officers.

10.60 (9)	Governance Agreement by and among Equinix, Inc., STT Communications Ltd., i-STT Communications Ltd., STT Investments Pte Ltd and the Pihana Pacific stockholder named therein, dated as of December 31, 2002.

10.61 (9)	Tenancy Agreement over units #06-01, #06-05, #06-06, #06-07 and #06-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

Exhibit Number	Description of Document
10.62 (9)	Tenancy Agreement over units #05-05, #05-06, #05-07 and #05-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.63 (9)	Tenancy Agreement over units #03-01 and #03-02 of Block 28 Ayer Rajah Crescent, Singapore 139959.

10.64 (9)	Tenancy Agreement over units #05-01, #05-02, #05-03 and #05-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.65 (9)	Tenancy Agreement over units #03-05, #03-06, #03-07 and #03-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.69 (9)	Lease Agreement with Downtown Properties, LLC dated April 10, 2000, as amended.

10.70 (9)	Lease Agreement with Comfort Development Limited dated November 10, 2000.

10.71 (9)	Lease Agreement with PacEast Telecom Corporation dated June 15, 2000, as amended.

10.72 (9)	Lease Agreement Lend Lease Real Estate Investments Limited dated October 20, 2000.

10.73 (9)	Lease Agreement with AIPA Properties, LLC dated November 1, 1999, as amended.

10.74 (9)	Third Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 30, 2002.

10.75 (9)	Registration Rights Agreement by and among Equinix and the Initial Purchasers, dated as of December 31, 2002.

10.76 (9)	Securities Purchase Agreement by and among Equinix, the Guarantors and the Purchasers, dated as of October 2, 2002.

10.77 (9)	Series A-1 Convertible Secured Note Due 2007 issued to i-STT Investments Pte Ltd on December 31, 2002.

10.78 (9)	Preferred Stock Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.79 (9)	Change in Control Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.83 (11)	Securities Purchase and Admission Agreement, dated April 29, 2003, among Equinix, certain of Equinix’s subsidiaries, i-STT Investments Pte Ltd, STT Communications Ltd and affiliates of Crosslink Capital.

10.84 (12)	Sublease by and between Electronics for Imaging as Landlord and Equinix Operating Co., Inc. as Tenant dated February 12, 2003.

10.90 (13)	Expatriate Agreement with Philip Koen, President and Chief Operating Officer of the Company, dated as of June 24, 2003.

10.92 (14)	Renewal of Tenancy Agreements over units #06-01, #06-05/08, #05-05/08, #03-05/08 & #05-01/04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

Exhibit Number	Description of Document
10.94 (15)	Fourth Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of November 21, 2003.

10.95 (15)+	Sublease Agreement between Sprint Communications Company, L.P. and Equinix Operating Co., Inc. dated October 24, 2003.

10.96 (15)	Tenancy Agreement over units #03-01, #03-02, #03-03, #03-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.97 (15)	Lease Agreement with JMA Robinson Redevelopment, LLC, as successor in interest to Carrier Central L.A., Inc., dated as of November 30, 2003.

10.99 (16)	Indenture among Equinix, Inc. and U.S. Bank National Association as Trustee dated February 11, 2004.

10.101 (16)	First Amendment to Lease Agreement dated September 1, 1999, between Lakeside Purchaser L.L.C. as successor in interest to Carlyle-Core Chicago, LLC and Equinix Operating Co., Inc.

10.102 (17)	Supplemental Lease Agreement with Comfort Development Limited dated May 18, 2004.

10.103 (18)+	Lease Agreement dated April 21, 2004 between Eden Ventures LLC and Equinix, Inc.

10.104 (18)	Lease Amendment Agreement dated June 17, 2004 between Equinix Japan KK and Mitsubishi Electric Information Network Corporation.

10.105 (18)	Equinix, Inc. 2004 International Employee Stock Purchase Plan effective as of June 3, 2004.

10.106 (18)	Equinix, Inc. Employee Stock Purchase Plan effective as of June 3, 2004.

10.107 (19)	First Amendment to Sublease Agreement dated June 21, 2004 between Equinix Operating Co. Inc. and Sprint Communications Company L.P.

10.108 (19)	Omnibus Amendment Agreement dated November 24, 2004 between Equinix, Inc. and i-STT Investments Pte Ltd.

10.109 (19)+	Assignment and Assumption of Lease and First Amendment to Lease dated December 6, 2004, between Equinix Operating Company, Inc., Abovenet Communications, Inc., and Brokaw Interests; and Lease dated December 29, 1999 between Abovenet Communications, Inc., and Brokaw Interests.

10.110 (19)+	Loan and Security Agreement dated December 6, 2004 between Equinix, Inc. and Silicon Valley Bank

10.111 (19)	Sublease dated January 1, 2005 between Equinix, Inc, and At Last Sportswear, Inc./ Sharp Eye, Inc.

10.113 (19)	First Amendment to Lease dated January 18, 2005 between Eden Ventures LLC and Equinix, Inc.

10.115	Form of Restricted Stock Agreement for the Company’s executive officers under the Company’s 2000 Equity Incentive Plan.

Exhibit Number	Description of Document
10.116	2005 Incentive Plan.

21.1 (9)	Subsidiaries of Equinix.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-93749).
(2)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement in Form S-1 (Commission File No. 333-39752).
(3)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(4)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(5)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(6)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(7)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(8)	Incorporated herein by reference to Annex A of Equinix’s Definitive Proxy Statement filed with the Commission December 12, 2002.
(9)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(10)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002.
(11)	Incorporated herein by reference to exhibit 10.1 in the Registrant’s filing on Form 8-K on May 1, 2003.
(12)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(13)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(14)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(15)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(16)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(17)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement in Form S-3 (Commission File No. 333-116322).
(18)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(19)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: May 4, 2005

	By:	/s/ RENEE F. LANAM
Chief Financial Officer and Secretary
(Principal Financial Officer)

/s/ KEITH D. TAYLOR
Vice President, Finance
(Principal Accounting Officer)