Form 10-Q
period 2005-06-30
EQUINIX INC
filed 2005-08-04
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the Registrant’s Common Stock as of June 30, 2005 was 23,864,266.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,146	$25,938
Short-term investments	40,974	64,499
Accounts receivable, net	15,720	11,919
Prepaids and other current assets	2,458	4,726

Total current assets	126,298	107,082
Long-term investments	23,909	17,655
Property and equipment, net	345,117	343,361
Goodwill	21,384	22,018
Debt issuance costs, net	2,473	3,164
Other assets	7,804	8,518

Total assets	$526,985	$501,798

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$26,492	$21,028
Accrued interest payable	857	1,706
Current portion of accrued restructuring charge	2,059	1,952
Current portion of debt facility and capital lease obligation	898	675
Other current liabilities	6,663	6,877

Total current liabilities	36,969	32,238
Accrued restructuring charge, less current portion	12,168	12,798
Debt facility and capital lease obligation, less current portion	49,006	34,529
Convertible secured notes	1,950	35,824
Convertible subordinated debentures	86,250	86,250
Deferred rent and other liabilities	29,542	26,453

Total liabilities	215,885	228,092

Stockholders’ equity:
Preferred stock	2	2
Common stock	24	19
Additional paid-in capital	832,922	776,123
Deferred stock-based compensation	(9,295)	(260)
Accumulated other comprehensive income	1,107	2,257
Accumulated deficit	(513,660)	(504,435)

Total stockholders’ equity	311,100	273,706

Total liabilities and stockholders’ equity	$526,985	$501,798

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(unaudited)
Revenues	$52,479	$39,423	$101,163	$76,243

Costs and operating expenses:
Cost of revenues	38,811	34,150	75,684	67,935
Sales and marketing	5,145	4,423	9,964	9,065
General and administrative	11,027	8,008	21,516	16,250

Total costs and operating expenses	54,983	46,581	107,164	93,250

Loss from operations	(2,504)	(7,158)	(6,001)	(17,007)

Interest income	902	242	1,569	484
Interest expense	(1,945)	(2,283)	(4,404)	(6,413)
Loss on debt extinguishment and conversion	—	—	—	(16,211)

Net loss before income taxes	(3,547)	(9,199)	(8,836)	(39,147)

Income taxes	116	(6)	(389)	(200)

Net loss	$(3,431)	$(9,205)	$(9,225)	$(39,347)

Net loss per share:
Basic and diluted	$(0.14)	$(0.51)	$(0.40)	$(2.33)

Weighted-average shares	23,727	18,191	22,964	16,862

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net loss	$(9,225)	$(39,347)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	30,608	28,071
Accretion of asset retirement obligation and accrued restructuring charge	692	167
Amortization of intangible assets and non-cash prepaid rent	160	1,094
Amortization of deferred stock-based compensation	4,933	860
Non-cash interest expense	1,173	4,351
Recovery of doubtful accounts	(53)	(49)
Deferred rent	1,099	2,966
Loss on disposal of assets	4	2
Loss on debt extinguishment and conversion	—	16,211
Changes in operating assets and liabilities:
Accounts receivable	(3,748)	(2,368)
Prepaids and other current assets	2,268	1,521
Other assets	2,118	(170)
Accounts payable and accrued expenses	2,952	1,013
Accrued restructuring charge	(968)	(466)
Accrued interest payable	—	503
Other current liabilities	1,061	954
Other liabilities	468	60

Net cash provided by operating activities	33,542	15,373

Cash flows from investing activities:
Purchases of investments	(56,377)	(110,669)
Sales of investments	8,602	3,988
Maturities of investments	64,788	104,333
Purchases of property and equipment	(15,413)	(9,162)
Accrued property and equipment	2,512	(1,532)

Net cash provided by (used in) investing activities	4,112	(13,042)

Cash flows from financing activities:
Proceeds from exercise of warrants, stock options and employee stock purchase plans	7,632	2,590
Proceeds from convertible subordinated debentures	—	86,250
Repayment of debt facilities and capital lease obligations	(4,012)	(3,527)
Repayment of credit facility	—	(34,281)
Repayment of senior notes	—	(30,475)
Debt issuance costs	—	(3,222)
Debt extinguishment costs	—	(2,505)

Net cash provided by financing activities	3,620	14,830

Effect of foreign currency exchange rates on cash and cash equivalents	(66)	31
Net increase in cash and cash equivalents	41,208	17,192
Cash and cash equivalents at beginning of period	25,938	26,869

Cash and cash equivalents at end of period	$67,146	$44,061

Supplemental cash flow information:
Cash paid for interest	$3,140	$1,579

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

As of June 30, 2005, the Company had $132.0 million of cash, cash equivalents and short-term and long-term investments. The Company believes that this cash, coupled with anticipated cash flows generated from operations, will be sufficient to meet the Company’s capital expenditure, working capital, debt service and corporate overhead requirements within the Company’s currently identified business objectives.

Reclassifications

Certain auction rate securities have been reclassified from cash equivalents to short-term investments as of December 31, 2003 and June 30, 2004. This resulted in a reclassification from cash and cash equivalents to short-term investments of $33,559,000 and $7,502,000 on the December 31, 2003 and June 30, 2004 consolidated balance sheets, respectively. In addition, purchases and sales of investments, included in the accompanying consolidated statement of cash flows for the six months ended June 30, 2004, have been revised to reflect the purchase and sale of auction rate securities during this period. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of ninety days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every seven, twenty-eight or thirty-five days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was ninety days or less, which was based on our ability to either liquidate our holdings or roll our investment over to the next reset period.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Recognition and Allowance for Doubtful Accounts

Equinix derives more than 90% of its revenues from recurring revenue streams, consisting primarily of (1) colocation services, such as from the licensing of cabinet space and power; (2) interconnection services, such as cross connects and Equinix Exchange ports and (3) managed infrastructure services, such as Equinix Direct, bandwidth and other managed services such as mail service and managed platform solutions. The remainder of the Company’s revenues are from non-recurring revenue streams, such as from the recognized portion of deferred installation revenues, professional services, contract settlements and equipment sales. Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to three years. Fees for the provision of other managed services are recognized progressively as the services are rendered in accordance with the contract terms, except where the future costs cannot be estimated reliably, in which case fees are recognized upon the completion of services. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the longer of the term of the related contract or expected customer relationship. Professional service fees are recognized in the period in which the services were provided and represent the culmination of the earnings process as long as they meet the criteria for separate recognition under EITF Abstract No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue from bandwidth and equipment is recognized on a gross basis in accordance with EITF Abstract No. 99-19, “Recording Revenue as a Principal versus Net as an Agent”, primarily because the Company acts as the principal in the transaction, takes title to products and services and bears inventory and credit risk. To the extent the Company does not meet the criteria for gross basis accounting for bandwidth and equipment revenue, the Company records the revenue on a net basis. Revenue from contract settlements is recognized on a cash basis when no remaining performance obligations exist to the extent that the revenue has not previously been recognized.

The Company occasionally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have generally not been significant; however, during the quarter ended June 30, 2005, the Company recorded $360,000 in service level credits to various customers associated with a power outage that affected the Company’s Chicago IBX center.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(3,431)	$(9,205)	$(9,225)	$(39,347)

Denominator:
Total weighted-average shares	23,727	18,191	22,964	16,862

Net loss per share:
Basic and diluted	$(0.14)	$(0.51)	$(0.40)	$(2.33)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (unaudited):

	June 30,
	2005	2004
Series A preferred stock	1,868,667	1,868,667
Series A preferred stock warrant	965,674	965,674
Shares reserved for conversion of convertible secured notes	224,230	3,917,018
Shares reserved for conversion of convertible subordinated debentures	2,183,548	2,183,548
Common stock warrants	152,359	329,954
Common stock related to stock-based compensation plans	4,592,901	4,305,429

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

The Company is currently in a net deferred tax asset position, which has been fully reserved. The Company will continue to provide a valuation allowance for the net deferred tax asset until it becomes more likely than not that the net deferred tax asset will be realizable. For the three months ended June 30, 2005, the Company recorded a tax provision benefit of $116,000 and for the six months ended June 30, 2005, the Company recorded a tax provision of $389,000. For the three and six months ended June 30, 2004, the Company recorded a tax provision of $6,000 and $200,000, respectively. The tax provision recorded in each of these periods is attributable primarily to federal alternative minimum tax. The Company expects the alternative minimum tax situation to continue throughout the current taxable year based on its financial outlook for the year. The Company has recorded this income tax provision within accounts payable and accrued expenses on the accompanying balance sheets as of June 30, 2005 and December 31, 2004, along with other taxes, such as personal and real property taxes (see Note 6).

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In September 2003, the Compensation Committee of the Board of Directors awarded a stock option grant to the Company’s chief executive officer at a 15% discount to the then fair market value of the Company’s common stock on the date of grant and, as a result, recorded a $1,093,000 deferred stock-based compensation charge, which is amortized over the three-year vesting period of this grant. As of June 30, 2005, there was a total of $124,000 of deferred stock-based compensation remaining to be amortized for this grant to the Company’s chief executive officer. The Company expects stock-based compensation expense related to this specific option grant to impact its results of operations through 2006.

In February 2005, the Compensation Committee of the Board of Directors approved the issuance of 320,500 shares of restricted shares of common stock to executive officers pursuant to the 2000 Equity Incentive Plan. The restricted shares are subject to four-year vesting, and will only vest if the stock appreciates to certain pre-determined levels. These restricted shares are a compensatory plan under the provisions of APB Opinion No. 25 and are accounted for as variable awards. As a result, compensation cost will be adjusted for changes in the market price of the Company’s common stock until the restricted shares become vested. On the date of grant of the restricted shares in February 2005, the Company recorded a $14,387,000 deferred stock-based compensation charge. For the six month period ended June 30, 2005, the Company recognized a reduction in deferred stock-based compensation of $497,000 as a result of a declining stock price and recorded $2,414,000 and $4,719,000 of stock-based compensation expense related to these restricted shares for the three and six months ended June 30, 2005. As of June 30, 2005, there was a total of $9,171,000 of deferred stock-based compensation remaining to be amortized related to these restricted shares. The Company expects stock-based compensation expense related to these restricted shares to impact its results of operations through 2008.

The following table presents, by operating expense, the Company’s amortization of stock-based compensation expense, including the stock-based compensation expense attributed to the Company’s restricted stock awards granted in February 2005 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Cost of revenues	$—	$2	$—	$22
Sales and marketing	454	15	901	45
General and administrative	2,035	166	4,032	793

	$2,489	$183	$4,933	$860

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of SFAS No. 123”. The following table presents what the net loss and net loss per share would have been had the Company adopted SFAS No. 123 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(3,431)	$(9,205)	$(9,225)	$(39,347)
Stock-based compensation expense included in net loss	2,489	183	4,933	860
Stock-based compensation expense if SFAS No.123 had been adopted	(9,228)	(6,119)	(20,402)	(10,171)

Pro forma net loss	$(10,170)	$(15,141)	$(24,694)	$(48,658)

Basic and diluted net loss per share:
As reported	$(0.14)	$(0.51)	$(0.40)	$(2.33)
Pro forma	(0.43)	(0.83)	(1.08)	(2.89)

The Company’s fair value calculations for employee grants were made using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Dividend yield	0%	0%	0%	0%
Expected volatility	80%	95%	80%	100%
Risk-free interest rate	3.81%	3.90%	3.91%	2.47%
Expected life (in years)	4.00	3.20	4.00	3.50

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
	(unaudited)
Goodwill	$21,384	$22,018

Other intangibles:
Intangible asset – customer contracts	4,004	4,114
Intangible asset – tradename	309	318
Intangible asset – workforce	160	160

	4,473	4,592
Accumulated amortization	(4,268)	(4,357)

	205	235

	$21,589	$22,253

Other intangible assets, net, are included in other assets on the accompanying balance sheets as of June 30, 2005 and December 31, 2004.

For the three and six months ended June 30, 2005, the Company recorded amortization expense of $15,000 and $30,000, respectively. For the three and six months ended June 30, 2004, the Company recorded amortization expense of $515,000 and $1,029,000, respectively. The Company expects to record the following amortization expense during the next five years (in thousands):

Year ending:
2005	$60
2006	60
2007	60
2008	55
2009	—

Total	$235

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. IBX Acquisitions

San Jose IBX Acquisition

In December 2004, the Company entered into a series of agreements with Abovenet Communications, Inc. (“Abovenet”), including 1) a long-term lease through May 2020 for a 103,000 square foot data center in the Silicon Valley area, 2) an asset purchase agreement to purchase the assets located within this facility, primarily IBX plant and machinery, and 3) an agreement to interconnect all three of its IBX centers in the Silicon Valley through redundant dark fiber links through May 2020, which the Company is managing to allow customers in each center to leverage the benefits of directly interconnecting with other customers in the other centers (collectively, the “San Jose IBX Acquistion”). Payments due to Abovenet for the San Jose IBX Acquisition total $38,379,000, of which $4,224,000 was paid in several upfront lump-sum payments and the remaining $34,155,000 will be paid in monthly installments, which commenced in February 2005, through May 2020.

The Company has accounted for the San Jose IBX Acquisition as a single accounting arrangement with multiple elements. As a result, the Company assessed the fair value of each of the individual elements and then assigned the relative fair value to each individual element. The Company determined that the building component of the San Jose IBX Acquisition is a long-term operating lease (the “San Jose IBX Acquisition Building Operating Lease”) and the equipment and fiber portions of the transaction are financed assets (the “San Jose IBX Acquisition Equipment & Fiber Debt Facility”). The Company took possession of this property during the first quarter of 2005, and as a result, recorded property and equipment and prepaid fiber assets, as well as debt, totaling $18,713,000. Payments under the San Jose IBX Acquisition Equipment & Fiber Debt Facility will be made monthly through May 2020 at an effective interest rate of 8.50% per annum. As of June 30, 2005, principal of $15,023,000 remained outstanding under the San Jose IBX Acquisition Equipment & Fiber Debt Facility. Payments under the San Jose IBX Acquisition Building Operating Lease will also be made monthly through May 2020 and total $7,381,000 in cumulative lease payments.

Sunnyvale IBX Acquisition

In June 2005, the Company entered into a long-term lease for a 120,000 square foot data center in the Silicon Valley area (the “Sunnyvale IBX Acquisition”). This center will be interconnected to the Company’s three other Silicon Valley area IBX centers through redundant dark fiber links that will be managed by the Company to allow customers in each center to leverage the benefits of directly interconnecting with other customers in the other centers. Payments under this lease total $45,255,000, which will be paid in monthly installments, commencing in October 2005 through September 2020 (the “Sunnyvale IBX Lease”).

The Sunnyvale IBX Lease includes the leasing of all of the IBX plant and machinery equipment located within the building. As a result, the Company assessed the fair value of both the building and equipment elements of the Sunnyvale IBX Lease and then assigned its estimate of the relative fair value to each element. The Company determined that the building component of the Sunnyvale IBX Lease is a long-term operating lease (the “Sunnyvale IBX Building Operating Lease”) and the equipment portion of the Sunnyvale IBX Lease is a capital lease (the “Sunnyvale IBX Equipment Capital Lease”). The Company will take possession of this property in October 2005, and as a result, will record IBX equipment assets, as well as a capital lease obligation liability, totaling approximately $20,092,000 at that time. Payments under the Sunnyvale IBX Equipment Capital Lease will be made monthly, commencing October 2005 through September 2020, at an effective interest rate of approximately 7.50% per annum. Payments under the Sunnyvale IBX Building Operating Lease will also be made monthly, commencing October 2005 through September 2020, and total approximately $10,079,000 in cumulative lease payments. The Company intends to begin placing customers in this IBX center in the first half of 2006. The Company’s proposed accounting treatment for the Sunnyvale IBX Lease is based on its preliminary assessment. The Company will have its final accounting treatment for the Sunnyvale IBX Lease completed in the third quarter of 2005.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Related Party Transactions

A significant amount of the Company’s Asia-Pacific revenues are generated in Singapore and a significant portion of the business in Singapore is transacted with entities affiliated with STT Communications, which is the Company’s single largest stockholder. For the three and six months ended June 30, 2005, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $1,708,000 and $3,281,000, respectively, and as of June 30, 2005, accounts receivable with these related parties was $1,016,000. For the three and six months ended June 30, 2005, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $702,000 and $1,496,000, respectively, and as of June 30, 2005, accounts payable with these related parties was $352,000. For the three and six months ended June 30, 2004, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $1,303,000 and $2,525,000, respectively, and as of June 30, 2004, accounts receivable with these related parties was $960,000. For the three and six months ended June 30, 2004, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $367,000 and $818,000, respectively, and as of June 30, 2004, accounts payable with these related parties was $403,000.

4. Accounts Receivable

Accounts receivables, net, consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
	(unaudited)
Accounts receivable	$32,742	$26,119
Unearned revenue	(16,770)	(13,863)
Allowance for doubtful accounts	(252)	(337)

	$15,720	$11,919

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
	(unaudited)
Leasehold improvements	$407,906	$402,620
IBX plant and machinery	104,735	89,960
IBX equipment	56,487	47,437
Computer equipment and software	22,728	21,711
Furniture and fixtures	2,054	2,041

	593,910	563,769
Less accumulated depreciation	(248,793)	(220,408)

	$345,117	$343,361

Leasehold improvements, IBX plant and machinery and computer equipment and software recorded under capital leases aggregated $35,309,000 at both June 30, 2005 and December 31, 2004. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $1,425,000 and $119,000 as of June 30, 2005 and December 31, 2004, respectively.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
	(unaudited)
Accounts payable	$4,348	$2,835
Accrued compensation and benefits	7,074	5,969
Accrued taxes	3,363	3,376
Accrued property and equipment	5,424	2,912
Accrued utility and security	2,847	2,457
Accrued professional fees	1,512	1,741
Accrued other	1,924	1,738

	$26,492	$21,028

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
	(unaudited)
Customer deposits	$559	$3,229
Deferred installation revenue	5,392	3,019
Other current liabilities	712	629

	$6,663	$6,877

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

8. Deferred Rent and Other Liabilities

Deferred rent and other liabilities consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
	(unaudited)
Deferred rent	$23,609	$22,493
Asset retirement obligations	3,818	3,054
Deferred installation revenue	1,827	725
Other liabilities	288	181

	$29,542	$26,453

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

On May 1, 2005, pursuant to the terms of the Convertible Secured Notes, the Company issued a PIK Note to STT Communications in the amount of $135,000, representing interest accrued from November 1, 2004 to April 30, 2005 on the Remaining STT Convertible Secured Notes. The terms of this PIK Note are identical to the terms of the Convertible Secured Note issued on December 31, 2002. The PIK Note is due December 2007. The Company has considered the guidance of EITF Abstract No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and has determined that the PIK Note does not contain a beneficial conversion feature as the fair value of the Company’s common stock on the date of issuance was less than the stock conversion ratio outlined in the Financing agreement. As of June 30, 2005, the Remaining STT Convertible Secured Notes principal of $1,923,000 and all PIK Notes issued subsequent to the 95% STT Convertible Secured Notes Conversion of $135,000 is presented on the accompanying balance sheet, net of remaining unamortized debt discount, as $1,950,000 and are convertible into 224,230 shares of the Company’s common stock at any time at the option of STT Communications. After December 31, 2005, the Company may convert all remaining Convertible Secured Notes upon certain conditions, including if the closing price of the Company’s common stock exceeds $32.12 per share for thirty consecutive trading days.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities

Combined aggregate maturities for the Company’s various debt facilities and capital lease obligation as of June 30, 2005 are as follows (in thousands) (unaudited):

	Convertible secured notes	Convertible subordinated debentures	Debt facility and capital lease obligation (1)	Sunnyvale IBX equipment capital lease (2)	Total
2005	$—	$—	$2,536	$461	$2,997
2006	—	—	5,181	1,857	7,038
2007	2,058	—	5,332	1,913	9,303
2008	—	—	5,488	1,969	7,457
2009	—	86,250	5,648	2,027	93,925
2010 and thereafter	—	—	66,643	26,950	93,593

	2,058	86,250	90,828	35,177	214,313
Less amount representing unamortized discount	(108)	—	—	—	(108)
Less amount representing interest	—	—	(40,924)	(15,085)	(56,009)

	1,950	86,250	49,904	20,092	158,196
Less current portion	—	—	(898)	(259)	(1,157)

	$1,950	$86,250	$49,006	$19,833	$157,039

(1)	Debt facility and capital lease obligation is comprised of the San Jose IBX Acquisition Equipment & Fiber Debt Facility (see Note 2) and Washington, D.C. Metro Area Capital Lease.
(2)	The Sunnyvale IBX Equipment Capital Lease will be recorded on the balance sheet in October 2005, when the Company takes possession of this property. Payments under the Sunnyvale IBX Equipment Capital Lease commence October 2005 (see Note 2).

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

In July 2003, a Special Litigation Committee of the Equinix Board of Directors approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants and the Company’s agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Equinix to plaintiffs pursuant to the settlement, of which such claims are currently expected to be less than $3.4 million, will be covered by existing insurance and we do not expect that the settlement will involve any payment by the Company. The Company has no information as to whether there are any material limitations on the expected recovery by other issuer defendants of any potential financial obligation to plaintiffs from their own insurance carriers. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs were required to submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The issuers and plaintiffs have submitted to the court a revised settlement agreement consistent with the court’s opinion. The revised settlement agreement has been approved by all of the issuer defendants that are not in bankruptcy. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the court will grant final approval to the settlement. As approval by the Court cannot be assured, the Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On October 13, 2004, the Court certified a Section 11 class in four of the six cases that were the subject of class certification motions and determined that the class period for Section 11 claims is the period between the IPO and the date that unregistered shares entered the market. The Court noted that its decision on those cases is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Equinix case. Until the settlement is finalized and approved by the Court, or in the event such settlement is not approved, the Company and its officers and directors intend to continue to defend the actions vigorously. While an unfavorable outcome to this case is reasonably possible, it is not probable. As a result, the Company has not accrued for any settlements in connection with this litigation as of June 30, 2005.

Estimated and Contingent Liabilities

The Company estimates exposure on certain liabilities, such as income and property taxes, based on the best information available at the time of determination. With respect to real and personal property taxes, the Company records what it can reasonably estimate based on prior payment history, current landlord estimates or estimates based on current or changing fixed asset values in each specific municipality, as applicable. However, there are circumstances beyond the Company’s control whereby the underlying value of the property or basis for which the tax is calculated on the property may change, such as a landlord selling the underlying property of one of the Company’s IBX center leases or a municipality changing the assessment value in a jurisdiction and, as a result, the Company’s property tax obligations may vary from period to period. Based upon the most current facts and circumstances, the Company makes the necessary property tax accruals for each of its reporting periods. However, revisions in the Company’s estimates of the potential or actual liability could materially impact the financial position, results of operations or cash flows of the Company.

In July 2005, the Company received a Notice of Proposed Assessment of Income Tax from the state of Hawaii asserting a tax deficiency, plus interest, totaling $613,000 (the “Tax Assessment”). The deficiency is stemmed from certain refundable tax credits that the state of Hawaii subsequently disallowed in the examination of the Hawaii income tax returns for the tax years of 2000 and 2001 filed by Pihana Pacific, Inc., which the Company acquired on December 31, 2002. The Company strongly believes the disallowance of the refundable tax credits by the state of Hawaii is inconsistent with the applicable tax laws and that it has meritorious defenses to the claim. The Company intends to oppose the Tax Assessment vigorously and will file a timely request with the Board of Review in the state of Hawaii to appeal the Tax Assessment. The Company does not believe it is probable it will be required to pay the Tax Assessment upon the completion of the appeals process. As a result, the Company has not accrued for any loss contingencies in connection with this Tax Assessment as of June 30, 2005.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Comprehensive Loss

The components of comprehensive loss are as follows (in thousands) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss	$(3,431)	$(9,205)	$(9,225)	$(39,347)
Unrealized gain (loss) on available for sale securities	61	(109)	(258)	(123)
Foreign currency translation gain (loss)	(653)	(498)	(892)	(230)

Comprehensive loss	$(4,023)	$(9,812)	$(10,375)	$(39,700)

There were no significant tax effects on comprehensive loss for the three and six months ended June 30, 2005 and 2004.

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

The Company’s geographic statement of operations disclosures are as follows (in thousands) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Total revenues:
United States	$45,384	$34,093	$87,400	$66,114
Asia-Pacific	7,095	5,330	13,763	10,129

	$52,479	$39,423	$101,163	$76,243

Cost of revenues:
United States	$33,783	$29,361	$65,699	$58,799
Asia-Pacific	5,028	4,789	9,985	9,136

	$38,811	$34,150	$75,684	$67,935

Loss from operations:
United States	$(1,871)	$(4,800)	$(4,485)	$(12,202)
Asia-Pacific	(633)	(2,358)	(1,516)	(4,805)

	$(2,504)	$(7,158)	$(6,001)	$(17,007)

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s long-lived assets are located in the following geographic areas (in thousands):

	June 30, 2005	December 31, 2004
	(unaudited)
United States	$368,917	$360,694
Asia-Pacific	31,770	34,022

	$400,687	$394,716

The Company’s goodwill totaling $21,384,000 and $22,018,000 as of June 30, 2005 and December 31, 2004, respectively, is part of the Company’s Singapore reporting unit, which is reported within the Asia-Pacific segment.

Revenue information on a services basis is as follows (in thousands) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Colocation	$36,105	$27,205	$69,341	$52,011
Interconnection	9,845	7,383	19,169	14,320
Managed infrastructure	3,481	2,683	6,822	5,423

Recurring revenues	49,431	37,271	95,332	71,754
Non-recurring revenues	3,048	2,152	5,831	4,489

	$52,479	$39,423	$101,163	$76,243

Revenue from one customer accounted for 11% and 12%, respectively, of the Company’s revenues for the three and six months ended June 30, 2005. Revenue from this same customer accounted for 14% and 13%, respectively, of the Company’s revenues for the three and six months ended June 30, 2004. No other single customer accounted for more than 10% of the Company’s revenues for the three and six months ended June 30, 2005 and 2004. Accounts receivables from the customer mentioned above accounted for 13% and 11% of the Company’s gross accounts receivables as of June 30, 2005 and 2004, respectively. No other single customer accounted for more than 10% of the Company’s gross accounts receivables as of June 30, 2005 and 2004.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company accounted for this restructuring charge under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under the provisions of SFAS No. 146, the Company estimated the future cash payments required to exit these two leased spaces, net of any estimated subrental income and expense, through the remainder of these lease terms and then calculated the present value of such future cash flows in order to determine the appropriate restructuring charge to record. In future periods, the Company will record accretion expense to accrete its accrued restructuring liability up to an amount equal to the total estimated future cash payments necessary to complete the exit of these leases. Such accretion expense is classified under cost of revenues on the accompanying statement of operations for the three and six months ended June 30, 2005. Should the actual lease exit costs differ from the Company’s estimates, the Company may need to adjust its restructuring charges associated with the excess lease spaces, which would impact net income in the period such determination was made.

A summary of the movement in the 2004 accrued restructuring charge from December 31, 2004 to June 30, 2005 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2004	Accretion expense	Cash payments	Accrued restructuring charge as of June 30, 2005
Estimated lease exit costs	$14,750	$445	$(968)	$14,227

	14,750	$445	$(968)	14,227

Less current portion	(1,952)			(2,059)

	$12,798			$12,168

A summary of the 2004 restructuring charge through December 31, 2004 is outlined as follows (in thousands):

	Total 2004 restructuring charges	Non-cash charges	Transfer of deferred rent liability	Accrued restructuring charge as of December 31, 2004
Estimated lease exit costs	$13,869	$—	$881	$14,750
Write-off of property and equipment	3,816	(3,816)	—	—

	$17,685	$(3,816)	$881	14,750

Less current portion				(1,952)

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

In January 2005, the Company sublet the excess space in the New York metro area for a two-year period and is currently evaluating opportunities related to its excess space in Los Angeles, as well as the excess space in the New York metro area beyond the two-year sublease. As the Company currently has no plans to enter into lump sum lease terminations with either of the landlords associated with these two excess space leases, the Company has reflected its accrued restructuring charge as both a current and non-current liability on the accompanying balance sheets as of June 30, 2005 and December 31, 2004. The Company is contractually committed to these two excess space leases through 2015.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In June 2005, the FASB approved EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 addresses the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are placed in service significantly after and not contemplated at the beginning of a lease term. EITF 05-6 states that (i) leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition and (ii) leasehold improvements that are placed into service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company is currently in the process of evaluating the impact that the adoption of EITF 05-6 will have on its financial position and results of operations.

16. Subsequent Events

In July 2005, the Company announced that it had entered into a (i) long-term sublease of a 120,000 square foot data center in the Chicago metro area and (ii) an asset purchase agreement to purchase the IBX plant and machinery assets located within this new IBX center with Verio, Inc. (“Verio”) (the “Chicago IBX Acquisition”). This center is in the same building as the Company’s existing Chicago IBX center, which it will be interconnected to in order to leverage existing networks and customers, and this new addition will expand the global Equinix footprint to over 1.6 million square feet. Payments due to Verio for the Chicago IBX Acquisition total $25,160,000, of which $1,900,000 will be paid in two lump-sum payments during 2005 and the remaining $23,260,000 will be paid in monthly installments, which will commence in November 2005 and end in August 2015. The Company is anticipating it will take possession of the leased property and title to the equipment assets in November 2005 and the Company currently intends to begin placing customers in this center in the first half of 2006. The Company is currently evaluating the accounting treatment for this transaction, and will have this evaluation completed during the third quarter of 2005.

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

Overview

Equinix provides network neutral colocation, interconnection and managed services to enterprises, content companies and systems integrators and the world’s largest networks. Through our 15 operational IBX centers in the U.S. and Asia-Pacific, customers can directly interconnect with each other for critical traffic exchange requirements. As of June 30, 2005, we had operational IBX centers totaling an aggregate of approximately 1.4 million gross square feet in the Chicago, Dallas, Honolulu, Los Angeles, New York, Silicon Valley and Washington, D.C. areas in the United States and Hong Kong, Singapore, Sydney and Tokyo in the Asia-Pacific region.

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

Our focused business model based on our critical mass of customers and the resulting network effect, combined with our strong financial position, including a number of financing transactions, has resulted in an acceleration of new customer growth and related revenue bookings from both new and existing customers. While we had generated negative operating cash flow in each annual period since inception through the quarter ended June 30, 2003, commencing the quarter ended September 30, 2003 we started to generate positive operating cash flow. During this quarter, our revenues grew to a level sufficient to meet our operating cash requirements for our predominantly fixed cost structure related to our existing IBX centers. We considered this quarter to be the inflection point in our business model whereby our revenues were sufficient, on an ongoing basis, to meet all our operating costs and working capital requirements. Given a large component of our cost of revenues related to our existing IBX centers are fixed in nature, we anticipate any growth in revenues will have a significant incremental flow-through to gross profit. Since reaching this point in our operating history, we have consistently generated operating cash flows and we continue to expect to generate operating cash flows throughout 2005 and beyond at levels sufficient to meet our cash requirements to fund our capital expenditures, debt service and corporate overhead requirements.

Historically, our market has been served by large telecommunications carriers who have bundled their telecommunication products and services with their colocation offerings. During 2003, a number of these telecommunication carriers reduced their colocation footprint as they exited under-performing markets. In addition, one major telecommunications company, Sprint, announced their plans to exit the colocation and hosting market in order to focus on their core service offerings, while another telecommunications company, Cable & Wireless Plc, sold their U.S. assets to another telecommunications company, Savvis Communications Corp, in a bankruptcy auction. In 2005, other providers, such as Abovenet and Verio, have selectively sold off their colocation centers. Each of these colocation providers owns and operates a network. We do not own or operate a network, yet have greater than 200 networks operating out of our IBX centers. As a result, we are able to offer our customers a substantial choice of networks given our network neutrality thereby allowing our customers to choose from numerous network service providers. We believe this is a distinct and sustainable competitive advantage, especially when the telecommunications industry is experiencing many business challenges and changes as evidenced by the numerous bankruptcies and consolidations within this industry during the past several years. Furthermore, for those customers who do require a more fully managed solution, certain of our other customers, such as IBM and EDS, can provide such a solution within our network rich IBX centers.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service streams, such as our acquisition of the Sprint property in Santa Clara in December 2003, our 2004 expansions in the Washington, D.C. and Silicon Valley area markets and our 2005 expansions in the Silicon Valley area and Chicago markets. However, we will continue to be very selective with any similar opportunity. As was the case with these recent expansions in the Silicon Valley, Washington, D.C. and Chicago area markets, the criteria will be demand from new and existing customers, quality of the design, power capacity, access to networks, capacity availability in current market location, amount of incremental investment required by us in the targeted property, lead-time to breakeven and in-place customers. Like our recent expansions, the right combination of these factors may be attractive for us. Dependent on the particular deal, these acquisitions may require upfront cash payments and additional capital expenditures in order to bring these centers up to Equinix standards.

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

In February 2005, the Compensation Committee of the Board of Directors approved the issuance of 320,500 shares of restricted shares of common stock to executive officers. These restricted shares are subject to four-year vesting, and will only vest if the stock appreciates to certain pre-determined levels. These restricted shares are a compensatory plan under the provisions of APB Opinion No. 25 and are accounted for as variable awards. As a result, compensation cost will be adjusted for changes in the market price of our common stock until the restricted shares become vested. On the date of grant of the restricted shares in February 2005, we recorded a $14.4 million deferred stock-based compensation charge. For the six months ended June 30, 2005, we recognized a reduction in deferred stock-based compensation of $497,000 as a result of a declining stock price and recorded $2.4 million and $4.7 million of stock-based compensation expense related to these restricted shares for the three and six months ended June 30, 2005, respectively. As of June 30, 2005, there was a total of $9.2 million of deferred stock-based compensation remaining to be amortized related to these restricted shares. We expect stock-based compensation expense related to these restricted shares to impact our results of operations through 2008.

In June 2005, we entered into a long-term lease for a 120,000 square foot data center in the Silicon Valley area. This center will be interconnected to our three other Silicon Valley area IBX centers through redundant dark fiber links that will be managed by us to allow customers in each center to leverage the benefits of directly interconnecting with other customers in the other centers. Payments under this lease total $45.3 million, which will be paid in monthly installments, commencing in October 2005 through September 2020. This lease includes the leasing of all of the IBX plant and machinery equipment located within the building. As a result, we assessed the fair value of both the building and equipment elements of this lease and then assigned our estimate of the relative fair value to each element. We determined that the building component of the lease is a long-term operating lease and the equipment portion of the lease is a capital lease. We will take possession of this property in October 2005, and as a result, will record IBX equipment assets, as well as a capital lease obligation liability, totaling approximately $20.1 million at that time. Payments under the capital lease portion of this lease will be made monthly, commencing October 2005 through September 2020, at an effective interest rate of approximately 7.50% per annum. Payments under the operating lease portion of this lease will also be made monthly, commencing October 2005 through September 2020, and total approximately $10.1 million in cumulative lease payments. We intend to begin placing customers in this IBX center in mid-2006. Our proposed accounting treatment of this lease is based on our preliminary assessment. Our final accounting treatment for this lease will be completed in the third quarter of 2005.

In July 2005, we announced that we had entered into a (i) long-term sublease of a 120,000 square foot data center in the Chicago metro area and (ii) an asset purchase agreement to purchase the IBX plant and machinery assets located within this new IBX center with Verio. We refer to this transaction as the Chicago IBX acquisition. This center is in the same building as our existing Chicago IBX center, which it will be interconnected to in order to leverage existing networks and customers, and this new addition will expand the global Equinix footprint to over 1.6 million square feet. Payments due to Verio for the Chicago IBX acquisition total $25.2 million, of which $1.9 million will be paid in two lump-sum payments during 2005 and the remaining $23.3 million will be paid in monthly installments, which will commence in November 2005 and end in August 2015. We anticipate that we will take possession of the leased property and title to the equipment assets in November 2005 and we currently intend to begin placing customers in this center in the first half of 2006. We are currently evaluating the accounting treatment for this transaction, and will have this evaluation completed during the third quarter of 2005.

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

Results of Operations

Three Months Ended June 30, 2005 and 2004

Revenues. Our revenues for the three months ended June 30, 2005 and 2004 were split between the following revenue classifications (dollars in thousands):

	Three months ended June 30,
	2005	%	2004	%
Recurring revenues	$49,431	94%	$37,271	95%

Non-recurring revenues:
Installation and professional services	3,048	6%	2,091	5%
Other	—	0%	61	0%

	3,048	6%	2,152	5%

Total revenues	$52,479	100%	$39,423	100%

Our revenues for the three months ended June 30, 2005 and 2004 were geographically comprised of the following (dollars in thousands):

	Three months ended June 30,
	2005	%	2004	%
U.S. revenues	$45,384	86%	$34,093	86%
Asia-Pacific revenues	7,095	14%	5,330	14%

Total revenues	$52,479	100%	$39,423	100%

We recognized revenues of $52.5 million for the three months ended June 30, 2005 as compared to revenues of $39.4 million for the three months ended June 30, 2004, a 33% increase. We segment our business geographically between the U.S. and Asia-Pacific as further discussed below.

Our business is based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure services. We consider these services recurring as our customers are billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues are a significant component of our total revenues comprising greater than 90% of our total revenues for the three months ended June 30, 2005 and 2004. Historically, approximately half of our customers order new services representing greater than half of our new orders each quarter.

Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services that we perform. These services are considered to be non-recurring as they are billed typically once and only upon completion of the installation or professional services work performed. The non-recurring revenues are typically billed on the first invoice distributed to the customer. Installation and professional services revenues increased 42% period over period, primarily due to strong existing and new customer growth during the year, as well as the completion of certain custom projects for the U.S. government during the quarter ended March 31, 2005. As a percent of total revenues, we expect non-recurring revenues to represent less than 10% of total revenues in each period. Other non-recurring revenues are comprised primarily of customer settlements, which represent fees paid to us by customers who wish to terminate their contracts with us prior to their expiration.

In addition to reviewing recurring versus non-recurring revenues, we look at two other primary metrics when we analyze our revenues: 1) customer count and 2) weighted-average percentage utilization. Our customer count increased to 1,049 as of June 30, 2005 versus 832 as of June 30, 2004, an increase of 26%. Our weighted-average utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Our weighted-average utilization rate grew to 47% as of June 30, 2005 from 41% as of June 30, 2004; however, excluding the impact of our recent expansions in the Washington, D.C. and Silicon Valley area markets, our weighted-average utilization rate would have been 53% as of June 30, 2005. Although we have substantial capacity for growth, our utilization rates vary from market to market among our 15 operational worldwide IBX centers. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. In addition, power and cooling requirements for some customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of draw our customers take from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. We could face power limitations in our centers even though we may have additional physical capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows. Therefore, consistent with our recent expansions in the Washington, D.C., Silicon Valley and Chicago area markets, we will continue to closely manage available space and power capacity in each of our operating markets and expect to continue to make strategic and selective expansions to our global footprint when and where appropriate.

U.S. Revenues. We recognized U.S. revenues of $45.4 million for the three months ended June 30, 2005 as compared to $34.1 million for the three months ended June 30, 2004. U.S. revenues consisted of recurring revenues of $42.9 million and $32.3 million, respectively, for the three months ended June 30,

2005 and 2004, a 33% increase. U.S. recurring revenues consist primarily of colocation and interconnection services plus a nominal amount of managed infrastructure services. U.S. recurring revenues for the three months ended June 30, 2005 included $1.2 million of revenue generated from the recently acquired Washington, D.C. area and Silicon Valley area IBX centers, which opened for business in the fourth quarter of 2004 and first quarter of 2005, respectively. Excluding revenues from these recently acquired U.S. IBX centers, the period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customer growth acquired during the period as reflected in the growth in our customer count and weighted-average utilization rate as discussed above. We expect our U.S. recurring revenues to continue to grow and remain our most significant source of revenue for the foreseeable future.

In addition, U.S. revenues consisted of non-recurring revenues of $2.5 million and $1.8 million, respectively, for the three months ended June 30, 2005 and 2004. Non-recurring revenues are primarily related to the recognized portion of deferred installation, professional services and settlement fees associated with certain contract terminations. Included in U.S. non-recurring revenues are settlement fees of $61,000 for the three months ended June 30, 2004. There were no settlement fees recognized for the three months ended June 30, 2005. Offsetting some of this revenue growth for the three months ended June 30, 2005, were service level credits that we recorded totaling $360,000 that will be issued to certain of our customers that were impacted by a power outage in our Chicago IBX center. There were no significant service level credits recorded in the previous period. Excluding any settlement fees or service level credits that we may recognize or issue in the future, we expect our U.S. non-recurring revenues to stay relatively flat in the foreseeable future.

Asia-Pacific Revenues. We recognized Asia-Pacific revenues of $7.1 million for the three months ended June 30, 2005 as compared to $5.3 million for the three months ended June 30, 2004, a 33% increase. Asia-Pacific revenues consisted of recurring revenues of $6.5 million and $5.0 million, respectively, for the three months ended June 30, 2005 and 2004, consisting primarily of colocation and managed infrastructure services. In addition, Asia-Pacific revenues consisted of non-recurring revenues of $594,000 and $342,000, respectively, for the three months ended June 30, 2005 and 2004. Asia-Pacific revenues are generated from Hong Kong, Singapore, Sydney and Tokyo, with Singapore representing approximately 48% and 53%, respectively, of the regional revenues for the three months ended June 30, 2005 and 2004. Our Asia-Pacific colocation revenues are similar to the revenues that we generate from our U.S. IBX centers; however, our Singapore IBX center has additional managed infrastructure service revenue, such as mail service and managed platform solutions, which we do not currently offer in any other IBX center location. The growth in our Asia-Pacific revenues is primarily the result of an increase in the customer base in this region during the past year, particularly in Tokyo and Sydney. We expect our Asia-Pacific revenues to continue to grow over the foreseeable future.

Cost of Revenues. Cost of revenues were $38.8 million for the three months ended June 30, 2005 as compared to $34.2 million for the three months ended June 30, 2004, a 14% increase. The largest cost components of our cost of revenues are depreciation, rental payments related to our leased IBX centers, utility costs including electricity and bandwidth, IBX employees’ salaries and benefits, supplies and equipment and security services. A substantial majority of our cost of revenues are fixed in nature and do not vary significantly from period to period. However, there are certain costs, which are considered variable in nature, including utilities and supplies, that are directly related to growth of services in our existing and new customer base. Given a large component of our cost of revenues are fixed in nature, we anticipate any growth in revenues will have a significant incremental flow-through to gross profit.

U.S. Cost of Revenues. U.S. cost of revenues were $33.8 million for the three months ended June 30, 2005 as compared to $29.4 million for the three months ended June 30, 2004. U.S. cost of revenues for the three months ended June 30, 2005 included (i) $14.1 million of depreciation expense and (ii) $349,000 of accretion expense comprised of our asset retirement obligation for our various leaseholds and the two leases for which we took a restructuring charge in the fourth quarter of 2004, as we are now accreting the related liability to exit these two leases to an amount equal to the total estimated future cash payments needed. U.S. cost of revenues for the three months ended June 30, 2004 included (i) $12.4 million of depreciation expense, (ii) $2,000 of stock-based compensation expense, (iii) $86,000 of accretion expense associated with our asset retirement obligation for our various leaseholds and (iv) $40,000 of amortization expense associated with an intangible asset associated with our Santa Clara IBX center that became fully amortized in December 2004. Our U.S. cost of revenues for the three months ended June 30, 2005 also include $1.9 million of other operating costs associated with the recently acquired Washington, D.C. and Silicon Valley area IBX centers, which opened for business in the fourth quarter of 2004 and first quarter of 2005, respectively. Excluding depreciation, stock-based compensation, accretion expense, amortization expense and the costs associated with operating these new IBX centers, U.S. cost of revenues increased period over period to $17.4 million for the three months ended June 30, 2005 from $16.8 million for the three months ended June 30, 2004, a 3% increase. This increase is primarily the result of increasing utility costs in line with increasing customer installations and revenues attributed to customer growth. We continue to anticipate that our cost of revenues will increase in the foreseeable future as the occupancy levels in our U.S. IBX centers increase and as the costs attributed to newly-acquired IBX centers in the Silicon Valley and Chicago areas commence in the fourth quarter of 2005.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues were $5.0 million for the three months ended June 30, 2005 as compared to $4.8 million for the three months ended June 30, 2004. Asia-Pacific cost of revenues for the three months ended June 30, 2005 included $985,000 of depreciation expense and $65,000 of non-cash rent expense associated with the value attributed to warrants issued in May 2004 to our landlord in connection with a lease amendment for our Hong Kong IBX center. Asia-Pacific cost of revenues for the three months ended June 30, 2004 included $917,000 of depreciation expense and $65,000 of non-cash rent expense. Excluding depreciation and non-cash rent expense, Asia-Pacific cost of revenues increased period over period to $4.0 million for the three months ended June 30, 2005 from $3.8 million for the three months ended June 30, 2004, a 4% increase. This increase is primarily the result of increasing utility and bandwidth costs in line with increasing customer installations and revenues attributed to this customer growth. Our Asia-Pacific cost of revenues are generated in Hong Kong, Singapore, Sydney and Tokyo. There are several managed IT infrastructure service revenue streams unique to our Singapore IBX center, such as mail service and managed platform solutions, that are more labor intensive than our service offerings in the United States. As a result, our Singapore IBX center has a greater number of employees than any of our other IBX centers, and therefore, a greater labor cost relative to our other IBX centers in the United States or other Asia-Pacific locations. We anticipate that our Asia-Pacific cost of revenues will experience moderate growth in the foreseeable future consistent with our anticipated growth in revenues over the course of the year.

Sales and Marketing. Sales and marketing expenses increased to $5.1 million for the three months ended June 30, 2005 from $4.4 million for the three months ended June 30, 2004.

U.S. Sales and Marketing Expenses. U.S. sales and marketing expenses increased to $4.3 million for the three months ended June 30, 2005 from $3.2 million for the three months ended June 30, 2004. Included in U.S. sales and marketing expenses for the three months ended June 30, 2005 were $454,000 of stock-based compensation expense and $15,000 of amortization expense associated with an intangible asset in connection with our Santa Clara IBX center. Included in U.S. sales and marketing expenses for the three months ended June 30, 2004 was $15,000 of stock-based compensation expense and $15,000 of amortization expense associated with an intangible asset in connection with our Santa Clara IBX center. The increase in the stock-based compensation expense period over period is a result of the non-cash charge attributed to restricted stock awards granted to our sales and marketing executive officers in the first quarter of 2005. Excluding stock-based compensation and amortization expense, U.S. sales and marketing expenses increased to $3.9 million for the three months ended June 30, 2005 as compared to $3.2 million for the three months ended June 30, 2004, a 23% increase. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. This increase is primarily due to approximately $725,000 of higher compensation costs, including increases in sales compensation related to record new customer bookings in the second quarter of 2005, general salary increases and bonuses for our marketing staff and non-commissioned sales staff, as well as some moderate headcount growth (67 U.S. sales and marketing employees as of June 30, 2005 versus 63 as of June 30, 2004). Going forward, we expect to see U.S. sales and marketing spending increase nominally in absolute dollars although decrease as a percent of revenues.

Asia-Pacific Sales and Marketing Expenses. Asia-Pacific sales and marketing expenses decreased to $803,000 for the three months ended June 30, 2005 as compared to $1.2 million for the three months ended June 30, 2004. Included in Asia-Pacific sales and marketing expenses for the three months ended

June 30, 2004 were $460,000 of amortization expense associated with several intangible assets associated with our Singapore operations, which became fully amortized in December 2004. Excluding amortization expense, Asia-Pacific sales and marketing expenses increased to $803,000 during the three months ended June 30, 2005 as compared to $778,000 in the prior period, an increase of 3%. Our Asia-Pacific sales and marketing expenses consist of the same type of costs that we incur in our U.S. operations, namely compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. Our Asia-Pacific sales and marketing expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. We expect that our Asia-Pacific sales and marketing expenses will experience some moderate growth in the foreseeable future.

General and Administrative. General and administrative expenses increased to $11.0 million for the three months ended June 30, 2005 from $8.0 million for the three months ended June 30, 2004.

U.S. General and Administrative Expenses. U.S. general and administrative expenses increased to $9.1 million for the three months ended June 30, 2005 as compared to $6.3 million for the three months ended June 30, 2004. Included in U.S. general and administrative expenses for the three months ended June 30, 2005 were $2.0 million of stock-based compensation expense and $482,000 of depreciation expense. Included in U.S. general and administrative expenses for the three months ended June 30, 2004 were $166,000 of stock-based compensation expense and $425,000 of depreciation expense. The increase in the stock-based compensation expense period over period is a result of the non-cash charge attributed to restricted stock awards granted to our executive officers in the first quarter of 2005. Excluding stock-based compensation expense and depreciation expense, U.S. general and administrative expenses increased to $6.6 million for the three months ended June 30, 2005, as compared to $5.8 million for the prior period, a 15% increase. This increase is primarily due to approximately $1.0 million of higher compensation costs, including general salary increases and bonuses, as well as some moderate headcount growth (139 U.S. general and administrative employees as of June 30, 2005 versus 119 as of June 30, 2004). General and administrative expenses, excluding stock-based compensation and depreciation, consist primarily of salaries and related expenses, accounting, legal and other professional service fees and other general corporate expenses such as our corporate headquarter office lease. Going forward, we expect to see U.S. general and administrative spending increase nominally in absolute dollars although decrease as a percent of revenues.

Asia-Pacific General and Administrative Expenses. Asia-Pacific general and administrative expenses increased to $1.9 million for the three months ended June 30, 2005 as compared to $1.7 million for the three months ended June 30, 2004. Included in Asia-Pacific general and administrative expenses were $79,000 and $86,000, respectively, of depreciation expense for the three months ended June 30, 2005 and 2004. Excluding depreciation, Asia-Pacific general and administrative expenses increased to $1.8 million for the three months ended June 30, 2005, as compared to $1.6 million for the prior period, a 15% increase. This increase is primarily due to approximately $200,000 of higher compensation costs, including general salary increases and bonuses, as well as some moderate headcount growth (82 Asia-Pacific general and administrative employees as of June 30, 2005 versus 67 as of June 30, 2004). Our Asia-Pacific general and administrative expenses consist of the same type of costs that we incur in our U.S. operations, namely salaries and related expenses, accounting, legal and other professional service fees and other general corporate expenses. Our Asia-Pacific general and administrative expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. Our Asia-Pacific headquarter office is located in Singapore. Most of the corporate overhead support functions that we have in the U.S. also reside in our Singapore office in order to support our Asia-Pacific operations. In addition, we have separate office locations in Tokyo and Hong Kong. We expect that our Asia-Pacific general and administrative expenses will experience some moderate growth in the foreseeable future.

Interest Income. Interest income increased to $902,000 from $242,000 for the three months ended June 30, 2005 and 2004, respectively. Interest income increased due to higher average cash, cash equivalent and short-term and long-term investment balances held in interest-bearing accounts during these periods, as well as higher yields on those balances due to increasing interest rates.

Interest Expense. Interest expense decreased to $1.9 million from $2.3 million for the three months ended June 30, 2005 and 2004, respectively. During the quarter ended March 31, 2005, we converted 95% of the outstanding 14% convertible secured notes and unpaid interest held by STT Communications Ltd.

into 4.1 million shares of our preferred stock (which was subsequently converted into 4.1 million shares of our common stock in February 2005), which has significantly reduced our interest expense. However, the decrease in interest expense associated with this conversion is partially offset by interest expense associated with the capital lease we recorded in connection with the Washington, D.C. area IBX center during the fourth quarter of 2004 and the debt facility we recorded in connection with the Silicon Valley area IBX center equipment and fiber during the first quarter of 2005, which both bear interest at 8.50%.

Income Taxes. A full valuation allowance is recorded against our deferred tax assets as management cannot conclude, based on available objective evidence, when it is more likely than not that the net value of its deferred tax assets will be realized. However, for the three months ended June 30, 2005, we recorded an income tax provision benefit of $116,000, primarily representing a reduction in our projected income tax liability for alternative minimum tax that we initially recorded in the first quarter of 2005 based on our best estimates available to us at that time. For the three months ended June 30, 2004, we recorded $6,000 of income tax expense, primarily representing income taxes related to alternative minimum tax. We have previously not incurred any significant income tax expense since inception and we do not expect to incur any significant income tax expense during 2005 and 2006 other than alternative minimum tax.

Six Months Ended June 30, 2005 and 2004

Revenues. Our revenues for the six months ended June 30, 2005 and 2004 were split between the following revenue classifications (dollars in thousands):

	Six months ended June 30,
	2005	%	2004	%
Recurring revenues	$95,322	94%	$71,754	94%

Non-recurring revenues:
Installation and professional services	5,831	6%	3,734	5%
Other	—	0%	755	1%

	5,831	6%	4,489	6%

Total revenues	$101,163	100%	$76,243	100%

Our revenues for the six months ended June 30, 2005 and 2004 were geographically comprised of the following (dollars in thousands):

	Six months ended June 30,
	2005	%	2004	%
U.S. revenues	$87,400	86%	$66,114	87%
Asia-Pacific revenues	13,763	14%	10,129	13%

Total revenues	$101,163	100%	$76,243	100%

We recognized revenues of $101.2 million for the six months ended June 30, 2005 as compared to revenues of $76.2 million for the six months ended June 30, 2004, a 33% increase. We segment our business geographically between the U.S. and Asia-Pacific as further discussed below.

Our business is based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure services. We consider these services recurring as our customers are billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues are a significant component of our total revenues comprising greater than 90% of our total revenues for the six months ended June 30, 2005 and 2004. Historically, approximately half of our customers order new services representing greater than half of our new orders each quarter.

Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services that we perform. These services are considered to be non- recurring as they are billed typically once and only upon completion of the installation or professional services work performed. The non-recurring revenues are typically billed on the first invoice distributed to the customer. Installation and professional services revenues increased 30% period over period, primarily due to strong existing and new customer growth during the year, as well as the completion of certain custom projects for the U.S. government during the quarter ended March 31, 2005. As a percent of total revenues, we expect non-recurring revenues to represent less than 10% of total revenues in each period. Other non-recurring revenues are comprised primarily of customer settlements, which represent fees paid to us by customers who wish to terminate their contracts with us prior to their expiration.

In addition to reviewing recurring versus non-recurring revenues, we look at two other primary metrics when we analyze our revenues: 1) customer count and 2) weighted-average percentage utilization. Our customer count increased to 1,049 as of June 30, 2005 versus 832 as of June 30, 2004, an increase of 26%. Our weighted-average utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Our weighted-average utilization rate grew to 47% as of June 30, 2005 from 41% as of June 30, 2004; however, excluding the impact of our recent expansions in the Washington, D.C. and Silicon Valley area markets, our weighted-average utilization rate would have been 53% as of June 30, 2005. Although we have substantial capacity for growth, our utilization rates vary from market to market among our 15 operational worldwide IBX centers. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. In addition, power and cooling requirements for some customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of draw our customers take from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. We could face power limitations in our centers even though we may have additional physical capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows. Therefore, consistent with our recent expansions in the Washington, D.C., Silicon Valley and Chicago area markets, we will continue to closely manage available space and power capacity in each of our operating markets and expect to continue to make strategic and selective expansions to our global footprint when and where appropriate.

U.S. Revenues. We recognized U.S. revenues of $87.4 million for the six months ended June 30, 2005 as compared to $66.1 million for the six months ended June 30, 2004. U.S. revenues consisted of recurring revenues of $82.6 million and $62.5 million, respectively, for the six months ended June 30, 2005 and 2004, a 32% increase. U.S. recurring revenues consist primarily of colocation and interconnection services plus a nominal amount of managed infrastructure services. U.S. recurring revenues for the six months ended June 30, 2005 included $1.4 million of revenue generated from the recently acquired Washington, D.C. area and Silicon Valley area IBX centers, which opened for business in the fourth quarter of 2004 and first quarter of 2005, respectively. Excluding revenues from these recently acquired U.S. IBX centers, the period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customer growth acquired during the period as reflected in the growth in our customer count and weighted-average utilization rate as discussed above. We expect our U.S. recurring revenues to continue to grow and remain our most significant source of revenue for the foreseeable future.

In addition, U.S. revenues consisted of non-recurring revenues of $4.8 million and $3.6 million, respectively, for the six months ended June 30, 2005 and 2004. Non-recurring revenues are primarily related to the recognized portion of deferred installation, professional services and settlement fees associated with certain contract terminations. Included in U.S. non-recurring revenues are settlement fees of $475,000 for the six months ended June 30, 2004. There were no settlement fees recognized for the six months ended June 30, 2005. Offsetting some of this revenue growth for the six months ended June 30, 2005, were service level credits totaling $360,000 that we recorded that will be issued to certain of our customers that were impacted by a power outage in our Chicago IBX center. There were no significant service level credits recorded in the previous period. Excluding any settlement fees or service level credits that we may recognize or issue in the future, we expect our U.S. non-recurring revenues to stay relatively flat in the foreseeable future.

Asia-Pacific Revenues. We recognized Asia-Pacific revenues of $13.8 million for the six months ended June 30, 2005 as compared to $10.1 million for the six months ended June 30, 2004, a 36% increase. Asia-Pacific revenues consisted of recurring revenues of $12.7 million and $9.2 million, respectively, for the six months ended June 30, 2005 and 2004, consisting primarily of colocation and managed infrastructure services. In addition, Asia-Pacific revenues consisted of non-recurring revenues of $1.1 million and $924,000, respectively, for the six months ended June 30, 2005 and 2004. Asia-Pacific non-recurring revenues included $280,000 of contract settlement revenue for the six months ended June 30, 2004. Asia-Pacific revenues are generated from Hong Kong, Singapore, Sydney and Tokyo, with Singapore representing approximately 48% and 54%, respectively, of the regional revenues for the six months ended June 30, 2005 and 2004. Our Asia-Pacific colocation revenues are similar to the revenues that we generate from our U.S. IBX centers; however, our Singapore IBX center has additional managed infrastructure service revenue, such as mail service and managed platform solutions, which we do not currently offer in any other IBX center location. The growth in our Asia-Pacific revenues is primarily the result of an increase in the customer base in this region during the past year, particularly in Tokyo and Sydney. We expect our Asia-Pacific revenues to continue to grow over the foreseeable future.

Cost of Revenues. Cost of revenues were $75.7 million for the six months ended June 30, 2005 as compared to $67.9 million for the six months ended June 30, 2004, an 11% increase. The largest cost components of our cost of revenues are depreciation, rental payments related to our leased IBX centers, utility costs including electricity and bandwidth, IBX employees’ salaries and benefits, supplies and equipment and security services. A substantial majority of our cost of revenues are fixed in nature and do not vary significantly from period to period. However, there are certain costs, which are considered variable in nature, including utilities and supplies, that are directly related to growth of services in our existing and new customer base. Given a large component of our cost of revenues are fixed in nature, we anticipate any growth in revenues will have a significant incremental flow-through to gross profit.

U.S. Cost of Revenues. U.S. cost of revenues were $65.7 million for the six months ended June 30, 2005 as compared to $58.8 million for the six months ended June 30, 2004. U.S. cost of revenues for the six months ended June 30, 2005 included (i) $27.6 million of depreciation expense and (ii) $692,000 of accretion expense comprised of our asset retirement obligation for our various leaseholds and the two leases for which we took a restructuring charge in the fourth quarter of 2004, as we are now accreting the related liability to exit these two leases to an amount equal to the total estimated future cash payments needed. U.S. cost of revenues for the six months ended June 30, 2004 included (i) $25.0 million of depreciation expense, (ii) $22,000 of stock-based compensation expense, (iii) $167,000 of accretion expense associated with our asset retirement obligation for our various leaseholds and (iv) $80,000 of amortization expense associated with an intangible asset associated with our Santa Clara IBX center that became fully amortized in December 2004. Our U.S. cost of revenues for the six months ended June 30, 2005 also include $2.8 million of other operating costs associated with the recently acquired Washington, D.C. area and Silicon Valley area IBX centers, which opened for business in the fourth quarter of 2004 and first quarter of 2005, respectively. Excluding depreciation, stock-based compensation, accretion expense, amortization expense and the costs associated with operating these new IBX centers, U.S. cost of revenues increased period over period to $34.6 million for the six months ended June 30, 2005 from $33.6 million for the six months ended June 30, 2004, a 3% increase. This increase is primarily the result of increasing utility costs in line with increasing customer installations and revenues attributed to customer growth. We continue to anticipate that our cost of revenues will increase in the foreseeable future as the occupancy levels in our U.S. IBX centers increase and as the costs attributed to newly-acquired IBX centers in the Silicon Valley and Chicago areas commence in the fourth quarter of 2005.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues were $10.0 million for the six months ended June 30, 2005 as compared to $9.1 million for the six months ended June 30, 2004. Asia-Pacific cost of revenues for the six months ended June 30, 2005 included $2.0 million of depreciation expense and $130,000 of non-cash rent expense associated with the value attributed to warrants issued in May 2004 to our landlord in connection with a lease amendment for our Hong Kong IBX center. Asia-Pacific cost of revenues for the six months ended June 30, 2004 included $1.8 million of depreciation expense and $65,000 of non-cash rent expense. Excluding depreciation and non-cash rent expense, Asia-Pacific cost of revenues increased period over period to $7.8 million for the six months ended June 30, 2005 from $7.3 million for the six months ended June 30, 2004, an 8% increase. This increase is primarily the result of increasing utility and bandwidth costs in line with increasing customer installations and revenues attributed to this customer growth. Our Asia-Pacific cost of revenues are generated in Hong Kong, Singapore, Sydney and Tokyo. There are several managed IT infrastructure service revenue streams unique to our Singapore IBX center, such as mail service and managed platform solutions, that are more labor intensive than our service offerings in the United States. As a result, our Singapore IBX center has a greater number of employees than any of our other IBX centers, and therefore, a greater labor cost relative to our other IBX centers in the United States or other Asia-Pacific locations. We anticipate that our Asia-Pacific cost of revenues will experience moderate growth in the foreseeable future consistent with our anticipated growth in revenues over the course of the year.

Sales and Marketing. Sales and marketing expenses increased to $10.0 million for the six months ended June 30, 2005 from $9.1 million for the six months ended June 30, 2004.

U.S. Sales and Marketing Expenses. U.S. sales and marketing expenses increased to $8.5 million for the six months ended June 30, 2005 from $6.6 million for the six months ended June 30, 2004. Included in U.S. sales and marketing expenses for the six months ended June 30, 2005 were $901,000 of stock-based compensation expense and $30,000 of amortization expense associated with an intangible asset in connection with our Santa Clara IBX center. Included in U.S. sales and marketing expenses for the six months ended June 30, 2004 was $45,000 of stock-based compensation expense and $30,000 of amortization expense associated with an intangible asset in connection with our Santa Clara IBX center. The increase in the stock-based compensation expense period over period is a result of the non-cash charge attributed to restricted stock awards granted to our sales and marketing executive officers in the first quarter of 2005. Excluding stock-based compensation and amortization expense, U.S. sales and marketing expenses increased to $7.6 million for the six months ended June 30, 2005 as compared to $6.5 million for the six months ended June 30, 2004, a 16% increase. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. This increase is primarily due to approximately $1.1 million of higher compensation costs, including increases in sales compensation related to record new customer bookings during the first half of 2005, general salary increases and bonuses for our marketing staff and non-commissioned sales staff, as well as some moderate headcount growth (67 U.S. sales and marketing employees as of June 30, 2005 versus 63 as of June 30, 2004). Going forward, we expect to see U.S. sales and marketing spending increase nominally in absolute dollars although decrease as a percent of revenues.

Asia-Pacific Sales and Marketing Expenses. Asia-Pacific sales and marketing expenses decreased to $1.5 million for the six months ended June 30, 2005 as compared to $2.5 million for the six months ended June 30, 2004. Included in Asia-Pacific sales and marketing expenses for the six months ended June 30, 2004 were $919,000 of amortization expense associated with several intangible assets associated with our Singapore operations, which became fully amortized in December 2004. Excluding amortization expense, Asia-Pacific sales and marketing expenses decreased to $1.5 million during the six months ended June 30, 2005 as compared to $1.6 million in the prior period, a decrease of 7%, primarily as a result of an overall reduction in discretionary spending in this area. Our Asia-Pacific sales and marketing expenses consist of the same type of costs that we incur in our U.S. operations, namely compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. Our Asia-Pacific sales and marketing expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. We expect that our Asia-Pacific sales and marketing expenses will experience some moderate growth in the foreseeable future.

General and Administrative. General and administrative expenses increased to $21.5 million for the six months ended June 30, 2005 from $16.3 million for the six months ended June 30, 2004.

U.S. General and Administrative Expenses. U.S. general and administrative expenses increased to $17.7 million for the six months ended June 30, 2005 as compared to $13.0 million for the six months ended June 30, 2004. Included in U.S. general and administrative expenses for the six months ended June 30, 2005 were $4.0 million of stock-based compensation expense and $829,000 of depreciation expense. Included in U.S. general and administrative expenses for the six months ended June 30, 2004 were $793,000 of stock-based compensation expense and $1.1 million of depreciation expense. The increase in the stock-based compensation expense period over period is a result of the non-cash charge attributed to restricted stock awards granted to our executive officers in the first quarter of 2005. Excluding stock-based compensation expense and depreciation expense, U.S. general and administrative expenses increased to $12.8 million for the six months ended June 30, 2005, as compared to $11.0 million for the prior period, a 16% increase. This increase is primarily due to approximately $1.8 million of higher compensation costs, including general salary increases and bonuses, as well as some moderate headcount growth (139 U.S. general and administrative employees as of June 30, 2005 versus 119 as of June 30, 2004). General and administrative expenses, excluding stock-based compensation and depreciation, consist primarily of salaries and related expenses, accounting, legal and other professional service fees and other general corporate expenses such as our corporate headquarter office lease. Going forward, we expect to see U.S. general and administrative spending increase nominally in absolute dollars although decrease as a percent of revenues.

Asia-Pacific General and Administrative Expenses. Asia-Pacific general and administrative expenses increased to $3.8 million for the six months ended June 30, 2005 as compared to $3.3 million for the six months ended June 30, 2004. Included in Asia-Pacific general and administrative expenses were $163,000 and $203,000, respectively, of depreciation expense for the six months ended June 30, 2005 and 2004. Excluding depreciation, Asia-Pacific general and administrative expenses increased to $3.7 million for the six months ended June 30, 2005, as compared to $3.1 million for the prior period, an 18% increase. This increase is primarily due to approximately $450,000 of higher compensation costs, including general salary increases and bonuses, as well as some moderate headcount growth (82 Asia-Pacific general and administrative employees as of June 30, 2005 versus 67 as of June 30, 2004). Our Asia-Pacific general and administrative expenses consist of the same type of costs that we incur in our U.S. operations, namely salaries and related expenses, accounting, legal and other professional service fees and other general corporate expenses. Our Asia-Pacific general and administrative expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. Our Asia-Pacific headquarter office is located in Singapore. Most of the corporate overhead support functions that we have in the U.S. also reside in our Singapore office in order to support our Asia-Pacific operations. In addition, we have separate office locations in Tokyo and Hong Kong. We expect that our Asia-Pacific general and administrative expenses will experience some moderate growth in the foreseeable future.

Interest Income. Interest income increased to $1.6 million from $484,000 for the six months ended June 30, 2005 and 2004, respectively. Interest income increased due to higher average cash, cash equivalent and short-term and long-term investment balances held in interest-bearing accounts during these periods, as well as higher yields on those balances due to increasing interest rates.

Interest Expense. Interest expense decreased to $4.4 million from $6.4 million for the six months ended June 30, 2005 and 2004, respectively. During the quarter ended March 31, 2004, with the proceeds from the convertible debenture offering, we fully paid off the remaining credit facility and two other debt facilities, as well as fully redeemed the remaining 13% senior notes that were outstanding. Furthermore, in March 2004, the $10.0 million 10% convertible secured notes issued in connection with the Crosslink financing were converted to 2.5 million shares of our common stock. As a result of the repayments, redemption and conversion of our older debt facilities, which have been replaced with our $86.3 million 2.5% convertible subordinated debentures, our interest expense commencing with the second quarter of 2004 has been significantly reduced. In addition, during the quarter ended March 31, 2005, we converted 95% of the outstanding 14% convertible secured notes and unpaid interest held by STT Communications Ltd. into 4.1 million shares of our preferred stock, which was subsequently converted into 4.1 million shares of our common stock in February 2005. All of these decreases in interest expense are partially offset by interest expense associated with the capital lease we recorded in connection with the Washington, D.C. area IBX center during the fourth quarter of 2004 and the debt facility we recorded in connection with the Silicon Valley area IBX center equipment and fiber during the first quarter of 2005, which both bear interest at 8.50%.

Loss on Debt Extinguishment and Conversion. In February 2004, with the proceeds from the convertible debenture offering, we fully paid off the remaining credit facility and two other debt facilities, as well as fully redeemed the remaining 13% senior notes that were outstanding at a premium of 106.5% through March 2004. In addition, in March 2004, the 10% $10.0 million convertible secured notes issued in connection with the Crosslink financing, and which had a beneficial conversion feature, were converted to 2.5 million shares of our common stock. As a result of these various repayments, redemption and conversion of our older debt facilities, we recorded a loss on debt extinguishment and conversion of $16.2 million, comprised primarily of the write-off of the various debt issuance costs and discounts associated with these various debt facilities totaling $13.7 million, as well as the premium paid to the holders of our 13% senior notes required to redeem these early and other cash transaction costs totaling $2.5 million. There was no loss recorded in connection with the STT convertible secured notes conversion during the six months ended June 30, 2005 as the STT convertible secured notes did not have a beneficial conversion feature.

Income Taxes. A full valuation allowance is recorded against our deferred tax assets as management cannot conclude, based on available objective evidence, when it is more likely than not that the net value of its deferred tax assets will be realized. However, for the six months ended June 30, 2005 and 2004, we recorded $389,000 and $200,000, respectively, of income tax expense, primarily representing income taxes related to alternative minimum tax. We have previously not incurred any significant income tax expense since inception and we do not expect to incur any significant income tax expense during 2005 and 2006 other than alternative minimum tax.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital requirements primarily through the issuance of various debt and equity instruments, for aggregate gross proceeds of $1.1 billion. As of June 30, 2005, our total indebtedness was comprised of (i) non-convertible debt totaling $70.0 million from our Washington D.C. metro area IBX capital lease, Silicon Valley area IBX equipment and fiber debt facility and Silicon Valley area IBX equipment capital lease and (ii) convertible debt totaling $88.3 million from our convertible secured notes and convertible subordinated debentures as outlined below. In addition, as a result of a $17.7 million restructuring charge we recorded in the fourth quarter of 2004, we have an accrued restructuring charge liability of $14.2 million on our balance sheet as of June 30, 2005 as outlined below.

As of June 30, 2005, our principal source of liquidity was our $132.0 million of cash, cash equivalents and short-term and long-term investments. We believe that this cash, coupled with our anticipated cash flows generated from operations, will be sufficient to meet our capital expenditure, debt service and corporate overhead requirements to meet our currently identified business objectives. In addition, as a result of the Silicon Valley Bank credit line, as further described below, we have $19.8 million of additional liquidity available to us in the event we need additional cash to pursue attractive strategic opportunities that may become available in the future.

While we had generated negative operating cash flow in each annual period since inception through 2003, commencing the quarter ended September 30, 2003 we started to generate positive operating cash flow. During that quarter, our revenues grew to a level sufficient to meet our operating cash requirements related to our predominantly fixed cost structure of our existing IBX centers. We considered that quarter to be the inflection point in our business model whereby our revenues were sufficient on an ongoing basis to meet all our operating costs and working capital requirements. Since reaching this inflection point, we have generated cash flow from our operations during 2004 and the first six months of 2005 and expect this trend to continue throughout the remainder of 2005 and 2006 and to be in an amount sufficient to meet our cash requirements to fund our capital expenditures, debt service and corporate overhead requirements (excluding the purchase, sale and maturities of our short-term and long-term investments). However, given our limited operating history, we may not achieve our desired levels of profitability in the future. See “Other Factors Affecting Operating Results.”

Uses of Cash

Net cash provided by our operating activities was $33.5 million and $15.4 million for the six months ended June 30, 2005 and 2004, respectively. We continue to experience strong collections of our accounts receivables. As described above, we expect that we will continue to generate cash from our operating activities throughout 2005 and 2006.

Net cash provided by our investing activities was $4.1 million for the six months ended June 30, 2005 and net cash used in our investing activities was $13.0 million for the six months ended June 30, 2004. Net cash provided by investing activities during the six months ended June 30, 2005 was primarily the result of the net sales and maturities of our short-term and long-term investments into cash and cash equivalents, offset by capital expenditures required to bring our recently acquired IBX centers in the Silicon Valley and Washington, D.C. areas to Equinix standards and to support our growing customer base. Net cash used in investing activities during the six months ended June 30, 2004 was primarily the result of the net purchases of our short-term and long-term investments, as well as capital expenditures required to bring our recently acquired IBX centers in the Silicon Valley and Washington, D.C. areas to Equinix standards and to support our growing customer base. For the remainder of 2005 and 2006, we anticipate that our cash used in investing activities, excluding the purchases, sales and maturities of short-term and long-term investments, will be attributed to the funding of our capital expenditures.

Net cash provided by financing activities was $3.6 million and $14.8 million for the six months ended June 30, 2005 and 2004, respectively. Net cash provided by financing activities for the six months ended June 30, 2005, was primarily the result of proceeds from the exercises of warrants and employee stock options and purchases from our employee stock purchase plans, offset by principal payments for our debt facility and capital lease obligation. Net cash provided by financing activities for the six months ended June 30, 2004, was primarily the result of the $86.3 million in gross proceeds from our convertible debenture offering, offset by $70.8 million in payments on our credit facility, senior notes and other debt facilities and capital lease obligations, as well as debt extinguishment costs associated with paying down these facilities.

Debt Obligations – Non-Convertible Debt

As of June 30, 2005, our non-convertible debt, related to capital lease obligations from our new IBX centers in the Washington D.C. and Silicon Valley metro areas and a debt facility associated with our new Silicon Valley area IBX equipment and fiber, totaled $70.0 million. In addition, as a result of the Silicon Valley Bank credit line, as further described below, we have $19.8 million of additional liquidity available to us to pursue attractive strategic opportunities that may become available in the future.

Washington D.C. Metro Area IBX Capital Lease. In April 2004, we entered into a long-term lease for a 95,000 square foot data center in the Washington, D.C. metro area. The center is adjacent to the Company’s existing Washington D.C. metro area IBX. This lease, which includes the leasing of all of the IBX plant and machinery equipment located in the building, is a capital lease. We took possession of this property during the fourth quarter of 2004, and as a result, recorded property and equipment assets, as well as a capital lease obligation, totaling $35.3 million. Payments under this lease, which commenced in November 2004, will be made monthly through 2019 at an effective interest rate of 8.50% per annum. As of June 30, 2005, principal of $34.9 million remained outstanding.

San Jose IBX Equipment and Fiber Debt Facility. In December 2004, we entered into a long-term lease for a 103,000 square foot data center in San Jose, and at the same time entered into separate agreements to purchase the equipment located within this new IBX center and to interconnect all three of our Silicon Valley area IBX centers to each other through redundant dark fiber links. Under generally accepted accounting principles, these three separate agreements are considered to be a single arrangement. Furthermore, while the building component of this transaction is classified as a long-term operating lease, the equipment and fiber portions of the transaction are classified as financed assets under a debt facility. We took possession of this property during the first quarter of 2005, and as a result, recorded property and equipment and prepaid fiber assets, as well as debt, totaling $18.7 million. Payments under this debt facility will be made monthly through May 2020 at an effective interest rate of 8.50% per annum. As of June 30, 2005, principal of $15.0 million remained outstanding.

Sunnyvale IBX Equipment Capital Lease. In June 2005, we entered into a long-term lease for a 120,000 square foot data center in Sunnyvale, California. This lease includes the leasing of all of the IBX plant and machinery equipment located within the building. As a result, we assessed the fair value of both the building and equipment elements of this lease and then assigned our estimate of the relative fair value to each element. We determined that the building component of the lease is a long-term operating lease and the equipment portion of the lease is a capital lease. We will take possession of this property in October 2005, and as a result, will record IBX equipment assets, as well as a capital lease obligation liability, totaling approximately $20.1 million at that time. Payments under the capital lease portion of this lease will be made monthly, commencing October 2005 through September 2020, at an effective interest rate of approximately 7.50% per annum. Principal of approximately $20.1 million will be recorded on our balance sheet in October 2005. Our proposed accounting treatment of this lease is based on our preliminary assessment. Our final accounting treatment for this lease will be completed in the third quarter of 2005.

Silicon Valley Bank Credit Line. In December 2004, we entered into a $25.0 million line of credit arrangement with Silicon Valley Bank that matures in December 2006. This facility is a $25.0 million revolving line of credit which, at our election, up to $10.0 million may be converted into a 24-month term loan, repayable in eight quarterly installments. We refer to this transaction as the “Silicon Valley Bank credit line.” Borrowings under the Silicon Valley Bank credit line bear interest at floating interest rates, plus applicable margins, based either on the prime rate or LIBOR. As of June 30, 2005, the Silicon Valley Bank credit line had an interest rate of 5.31% per annum; however, through the date of filing of this report on Form 10-Q, we have not drawn down any amounts from this line of credit. The Silicon Valley Bank credit line also features sublimits, which allow us to issue letters of credit, enter into foreign exchange forward contracts and make advances for cash management services. Our utilization under any of these sublimits would have the effect of reducing the amount available for borrowing under the Silicon Valley Bank credit line during the period that such sublimits remain utilized and outstanding. As of June 30, 2005, we had utilized $5.2 million under the letters of credit sublimit with the issuance of four letters of credit and, as a result, reduced the amount of borrowings available to us from $25.0 million to $19.8 million. The Silicon Valley Bank credit line is secured by substantially all of our domestic assets and contains numerous covenants, including financial covenants, such as maintaining minimum cash balance levels and meeting minimum quarterly revenue targets, which we are in full compliance of. The Silicon Valley Bank credit line provides us with additional liquidity and financing flexibility in the future.

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

As of June 30, 2005, a total of $2.1 million of convertible secured notes were outstanding, including PIK notes, which is presented, net of unamortized discount, on our balance sheet at $2.0 million. All interest expense associated with our convertible secured notes, including the amortization of the unamortized discount and our unamortized debt issuance costs, represent non-cash interest expense in our statements of operation and cash flow as no cash is expended for this interest.

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

Accrued Restructuring Charge

During the quarter ended December 31, 2004, we recorded a restructuring charge of $17.7 million. In light of the availability of fully built-out data centers in select markets at costs significantly below those costs we would incur in building out new space, we made the decision in December 2004 to exit leases for excess space adjacent to one of our New York metro area IBXs, as well as space on the floor above our original Los Angeles IBX. The restructuring charge consisted of (i) a $13.9 million charge representing the present value of our estimated future cash payments, net of any estimated subrental income and expense, through the remainder of these lease terms; and (ii) a write-off of property and equipment of $3.8 million, representing the write-off of all remaining property and equipment attributed to the excess space on the floor above our Los Angeles IBX. We entered into a two-year sublease agreement for the excess space in the New York metro area and are currently evaluating opportunities related to our excess space in Los Angeles. In future periods, we will record accretion expense to accrete our accrued restructuring liability up to an amount equal to the total estimated future cash payments necessary to complete the exit of these leases. We expect that as a result of these restructuring charges, we will realize annual savings commencing in 2005 of approximately $1.8 million. As of December 31, 2004, we had an accrued restructuring charge of $14.8 million recorded as a liability on our balance sheet related to these excess lease spaces. During the six months ended June 30, 2005, we recorded $445,000 of accretion expense related to these excess lease spaces and incurred net cash payments of $968,000 resulting in an accrued restructuring charge liability on our balance sheet of $14.2 million as of June 30, 2005. We are contractually committed to these two excess space leases through 2015.

Debt Maturities, Lease and Other Contractual Commitments

We lease our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2020. The following represents our debt maturities, lease and other commitments as of June 30, 2005 (in thousands):

	Convertible secured notes	Convertible subordinated debentures	Debt facility and capital lease (1)	Operating leases covered under accrued restructuring charges	Other leases (2)	Total
2005 (six months)	$—	$—	$2,536	$1,582	$14,783	$18,901
2006	—	—	5,181	2,766	32,239	40,186
2007	2,058	—	5,332	3,216	31,687	42,293
2008	—	—	5,488	3,262	30,954	39,704
2009	—	86,250	5,648	3,309	30,791	125,998
2010 and thereafter	—	—	66,643	19,964	190,924	277,531

	2,058	86,250	90,828	34,099	331,378	544,613
Less amount representing interest	—	—	(40,924)	—	—	(40,924)
Less amount representing estimated subrental income and expense	—	—	—	(15,874)	—	(15,874)
Less amount representing accretion	—	—	—	(3,998)	—	(3,998)

	$2,058	$86,250	$49,904	$14,227	$331,378	$483,817

(1)	Includes our Washington D.C. metro area IBX capital lease and Silicon Valley area IBX equipment and fiber debt facility.

(2)	Represents off-balance sheet arrangements, which are comprised of numerous operating leases and our Silicon Valley area IBX capital lease, which will be recorded on our balance sheet in October 2005 concurrent with when we take possession of this property and the equipment located within this new IBX center.

In July 2005, we announced that we had entered into a (i) long-term lease of a 120,000 square foot data center in the Chicago metro area and (ii) an asset purchase agreement to purchase the IBX plant and machinery assets located within this new IBX center with Verio. We refer to this transaction as the Chicago IBX acquisition. This center is in the same building as our existing Chicago IBX center, which it will be interconnected to in order to leverage existing networks and customers, and this new addition will expand the global Equinix footprint to over 1.6 million square feet. Payments due to Verio for the Chicago IBX acquisition total $25.2 million, of which $1.9 million will be paid in two lump-sum payments during 2005 and the remaining $23.3 million will be paid in monthly installments, which will commence in November 2005, through August 2015. We anticipate that we will take possession of the leased property and title to the equipment assets in November 2005 and we currently intend to begin placing customers in this center in the first half of 2006. We are currently evaluating the accounting treatment for this transaction, and will have this evaluation completed during the third quarter of 2005. This subsequent event commitment is not reflected in the table above.

In connection with four of our IBX operating leases, we have entered into four irrevocable letters of credit with Silicon Valley Bank. These letters of credit were provided in lieu of cash deposits under the letters of credit sublimit provision in connection with the Silicon Valley Bank credit line. The letters of credit total $5.2 million, are collateralized by the Silicon Valley Bank credit line and automatically renew in successive one-year periods until the final lease expiration dates. If the landlords for any of these four IBX operating leases decide to draw down on these letters of credit, we will be required to fund these letters of credit. This contingent commitment is not reflected in the table above.

As a result of our recent IBX expansions in the Washington D.C., Silicon Valley and Chicago metro areas, we anticipate that we will incur capital expenditures in excess of what we would otherwise spend had we not acquired these new IBXs. Although we are not contractually obligated to do so, we expect to incur additional capital expenditures in these three markets during the second half of 2005 and first half of 2006 of approximately $35.0 to $40.0 million in order to bring these new IBXs up to Equinix standards, of which approximately $19.0 to $22.0 million would be incurred during the second half of 2005. This non-contractual capital expenditure spending is not reflected in the table above.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service streams, such as our recent acquisition of the Sprint property in Santa Clara and our recently announced expansions in the Washington, D.C., Silicon Valley and Chicago metro area markets. However, we will continue to be very selective with any similar opportunity. As was the case with these recent expansions, the criteria will be demand from new and existing customers, quality of the design, power capacity, access to networks, capacity availability in current market location, amount of incremental investment required by us in the targeted property, lead-time to breakeven and in-place customers. Like these recent expansions, the right combination of these factors may be quite attractive for us. Dependent on the particular deal, these acquisitions may require upfront cash payments and additional capital expenditures in order to bring these centers up to Equinix standards.

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

In June 2005, the FASB approved EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 addresses the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are placed in service significantly after and not contemplated at the beginning of a lease term. EITF 05-6 states that (i) leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition and (ii) leasehold improvements that are placed into service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. We are currently in the process of evaluating the impact that the adoption of EITF 05-6 will have on our financial position and results of operations.

Other Factors Affecting Operating Results

In addition to the other information in this report, the following risk factors should be considered carefully in evaluating our business and us:

Risks Related to Our Business

We have incurred substantial losses in the past and may continue to incur additional losses in the future.

Although Equinix has generated cash from operations since the quarter ended September 30, 2003, for the years ended December 31, 2004 and 2003, the company incurred net losses of $68.6 million and $84.2 million, respectively. For the six months ended June 30, 2005, the company incurred additional net losses of $9.2 million. In light of new rules regarding the expensing of stock-based compensation, we do not expect to become net income positive for the foreseeable future. In addition, if we acquire or build-out additional IBX centers, we will have additional depreciation and amortization expenses that will negatively impact our ability to achieve and sustain positive net income. There can be no guarantee that we will become profitable and the company may continue to incur additional losses. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We expect our operating results to fluctuate.

We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuation in our operating results may cause the market price of our common stock to decline. We expect to experience significant fluctuations in our operating results in the foreseeable future due to a variety of factors, including:

•	acquisition of additional IBX centers;

•	mandatory expensing of employee stock-based compensation, including restricted shares;

•	demand for space, power and services at our IBX centers;

•	changes in general economic conditions and specific market conditions in the telecommunications and Internet industries;

•	the provision of customer discounts and credits;

•	the mix of current and proposed products and services and the gross margins associated with our products and services;

•	the timing between existing centers becoming fully utilized and our ability to expand in certain markets;

•	competition in the markets;

•	conditions related to international operations;

•	the timing and magnitude of operating expenses, including taxes, capital expenditures and expenses related to the expansion of sales, marketing, operations and acquisitions, if any, of complementary businesses and assets; and

•	the cost and availability of adequate public utilities, including power.

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

Within the last 12 months, our common stock has traded between $28.52 and $46.39 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. In January 2005, 95% of STT Communications’ outstanding convertible secured notes and associated interest were converted into shares of our non-voting Series A-1 preferred stock. In February 2005, STT Communications elected to convert all of the shares of Series A-1 preferred stock into 4.1 million shares of our common stock. Sales of a substantial number of shares of our common stock within a narrow period of time could cause our stock price to fall. Announcements may also have a significant impact on the market price of our common stock. These announcements may include:

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

For the years ended December 31, 2004 and 2003, the company recognized 13% and 15%, respectively, of its revenues outside North America. For the six months ended June 30, 2005, the company recognized 14% of its revenues outside North America. We anticipate that, for the foreseeable future, approximately 15% of the company’s revenues will be derived from sources outside North America.

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

We may experience gains and losses resulting from fluctuations in foreign currency exchange rates. To date, the majority of Equinix’s revenues and costs have been denominated in U.S. dollars; however, the majority of revenues and costs in our international operations are denominated in Singapore dollars, Japanese yen and Australia and Hong Kong dollars. Although the company may undertake foreign exchange hedging transactions to reduce foreign currency transaction exposure, it does not currently intend to eliminate all foreign currency transaction exposure. Where our prices are denominated in U.S. dollars, our sales could be adversely affected by declines in foreign currencies relative to the U.S. dollar, thereby making our products more expensive in local currencies. Our international operations are generally subject to a number of additional risks, including:

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

We have acquired several new IBX centers recently, and we may seek to acquire additional IBX centers, complementary businesses, products, services and technologies. As a result of these acquisitions, we may be required to incur additional debt and expenditures and issue additional shares of our stock to pay for the acquired business, product, service or technology, which will dilute our existing stockholders’ ownership interest and may delay, or prevent, our profitability. These acquisitions may also expose us to risks such as:

•	the possibility that we may not be able to successfully integrate acquired businesses or achieve the level of quality in such businesses to which our customers are accustomed;

•	the possibility that additional capital expenditures may be required;

•	the possibility that senior management may be required to spend considerable time negotiating agreements and integrating acquired businesses;

•	the possible loss or reduction in value of acquired businesses;

•	the possibility that our customers may not accept either the existing equipment infrastructure or the “look-and-feel” of a new or different IBX center;

•	the possibility that carriers may find it cost-prohibitive or impractical to bring fiber and networks into a new IBX center;

•	the possibility of preexisting undisclosed liabilities regarding the property or IBX center, including but not limited to environmental or asbestos liability, of which our insurance may be insufficient or for which we may be unable to secure insurance coverage; and

•	the possibility that the concentration of our IBX centers in the Silicon Valley may increase our exposure to seismic activity and that these facilities may be located on or near the fault zones for which we may not have adequate levels of earthquake insurance.

We cannot assure you that the price for any future acquisitions will be similar to our recently announced IBX expansions. In fact, we expect acquisition costs, including capital expenditures required to bring new IBX centers on board, to increase in the future. If our revenue does not keep pace with these potential acquisition and expansion costs, we may not be able to maintain our current or expected margins as we absorb these additional expenses. There is no assurance we would successfully overcome these risks or any other problems encountered with these acquisitions.

STT Communications holds a substantial portion of our stock and has significant influence over matters requiring stockholder consent.

In January 2005, 95% of STT Communications’ outstanding convertible secured notes and associated interest were converted into shares of our non-voting Series A-1 preferred stock. In February 2005, STT Communications elected to convert all of the shares of Series A-1 preferred stock into 4.1 million shares of our common stock. As of June 30, 2005, STT Communications owned approximately 35% of our outstanding voting stock. In addition, STT Communications is not prohibited from buying shares of our stock in public or private transactions. Because of the diffuse ownership of our stock, STT Communications has significant influence over matters requiring our stockholder approval. As a result, STT Communications is able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could prevent or delay a third party from acquiring or merging with us. STT also has a right of first offer, which entitles them to participate in an offering of our equity securities, or securities convertible into our equity securities, to maintain their ownership percentage prior to such offering.

Our business could be harmed by prolonged electrical power outages or shortages, increased costs of energy or general availability of electrical resources.

Our IBX centers are susceptible to regional costs of power, electrical power shortages, planned or unplanned power outages such as those that occurred in California during 2001 and in the Northeast in 2003 or natural disasters such as the tornados in the East in 2004, and limitations, especially internationally, of adequate power resources. Power outages could harm our customers and our business. We attempt to limit exposure to system downtime by using backup generators and power supplies, however, we may not be able to limit our exposure entirely even with these protections in place, as was the case with a power outage we experienced in our Chicago IBX center in June 2005. In addition, the overall power shortage in California has increased the cost of energy, which we may not be able to pass on to our customers.

In each of our markets, we rely on third parties to provide a sufficient amount of power for current and future customers. At the same time, power and cooling requirements are growing on a per unit basis. As a result, some customers are consuming an increasing amount of power per cabinet. We generally do not control the amount of electrical draw our customers take from their installed circuits. This means that we could face power limitations in our centers. This could have a negative impact on the available utilization capacity of a given center and limit our abilities to grow our business and revenues, which could have a negative impact on our financial performance, operating results and cash flows.

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

A significant number of shares of our capital stock have been issued during 2002, 2003, 2004 and 2005 and may be sold in the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

As of June 30, 2005, STT Communications held 7,114,630 shares of our common stock and held securities convertible into 3,058,571 additional shares of our common stock. STT Communications has pledged to its lenders its ownership interest in the majority of its secured notes and warrants purchased in the financing and its common and preferred stock issued in the combination as collateral for its secured credit facility. If STT Communications defaults on its credit facility, the stock, warrants and secured notes owned by STT Communications could be transferred to its lenders or sold to third parties. In the event of default, the new owner of the secured notes, stock and warrants could convert them into our common stock and sell them, along with the common stock, into the public market. Sales of a substantial number of shares of our common stock by these parties within any narrow period of time could cause our stock price to fall. In addition, the issuance of the additional shares of our common stock as a result of these transactions will reduce our earnings per share, if any.

We depend on a number of third parties to provide Internet connectivity to our IBX centers; if connectivity is interrupted or terminated, our operating results and cash flow could be materially adversely affected.

The presence of diverse telecommunications carriers’ fiber networks in our IBX centers is critical to our ability to attract new customers. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results. Our new IBX centers require construction and operation of a sophisticated redundant fiber network. Any hardware or fiber failures on this network may result in significant loss of connectivity to our new IBX expansion centers. This could affect our ability to sell new customers into these IBX centers.

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

Our business depends on providing customers with highly reliable service. We must protect customers’ IBX infrastructure and customers’ equipment located in our IBX centers. We have recently acquired long-term leases to five IBX centers not built by us. If these recently leased IBX centers and their infrastructure assets are not in the condition we believe them to be in, we may be required to incur substantial additional costs to repair or upgrade the facilities. The services we provide in each of our IBX centers, whether recently acquired or not, are subject to failure resulting from numerous factors, including:

•	human error;

•	physical or electronic security breaches;

•	fire, earthquake, flood and other natural disasters;

•	water damage;

•	fiber cuts;

•	power loss;

•	sabotage and vandalism; and

•	failure of business partners who provide the combined company’s resale products.

Problems at one or more of our IBX centers, whether or not within our control, could result in service interruptions or significant equipment damage. We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX centers could result in difficulty maintaining service level commitments to these customers. For example, in June 2005, we recorded $360,000 in service level credits to various customers associated with a power outage that affected our Chicago IBX center. If we incur significant financial commitments to our customers in connection with a loss of power, or our failure to meet other service level commitment obligations, our liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.

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

For the six months ended June 30, 2005 and 2004, IBM accounted for 12% and 13%, respectively, of our revenues. We expect that IBM will continue to account for a significant portion of our revenue for the foreseeable future, although we expect revenues received from IBM to decline as a percentage of our total revenues as we add new customers in our IBX centers. Although the term of our IBM contract runs through 2009, IBM currently has the right to reduce its commitment to us pursuant to the terms and requirements of its customer agreement. If we lose IBM as a customer, our business, financial condition and results of operations could be adversely affected.

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

A customer’s decision to license cabinet space in one of our IBX centers and to purchase additional services typically involves a significant commitment of resources. In addition, some customers will be reluctant to commit to locating in our IBX centers until they are confident that the IBX center has adequate carrier connections. As a result, we have a long sales cycle. Delays due to the length of our sales cycle may materially adversely affect our business, financial condition and results of operations.

We are subject to securities class action litigation, which may harm our business and results of operations.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. During the quarter ended September 30, 2001, putative shareholder class action lawsuits were filed against us, a number of our officers and directors, and several investment banks that were underwriters of our initial public offering. The suits allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. In July 2003, a special litigation committee of our board of directors agreed to participate in a settlement with the plaintiffs. The settlement agreement, as amended, is subject to court approval and sufficient participation by defendants in similar actions. If the proposed settlement, as amended, is not approved by the court or a sufficient number of defendants do not participate in the settlement, the defense of this litigation may continue and therefore increase our expenses and divert management’s attention and resources. An adverse outcome in this litigation could seriously harm our business and results of operations. In addition, we may, in the future, be subject to other securities class action or similar litigation.

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

The telecommunications industry is currently undergoing a consolidation. As customers combine businesses, they may require less colocation space, and there may be fewer networks available to choose from. Given the competitive and evolving nature of this industry, further consolidation of our customers and/or our competitors may present a risk to our network neutral business model and have a negative impact on our revenues. In addition, increased utilization levels industry-wide could lead to a reduced amount of attractive expansion opportunities available to us.

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

Interest Rate Risk

The Company’s exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio. All of our cash equivalents and marketable securities are designated as available-for-sale and are therefore recorded at fair market value on our balance sheet with the unrealized gains or losses reported as a separate component of other comprehensive income. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of June 30, 2005 our portfolio maturity was relatively short. If current interest rates were to increase or decrease by 10%, the fair market value of our investment portfolio could increase or decrease by $194,000.

An immediate 10% increase or decrease in current interest rates would furthermore not have a material impact to our debt obligations due to the fixed nature of our long-term debt obligation. However, the interest expense associated with our $25.0 million revolving credit line, which bears interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR could be affected. As of June 30, 2005, the $25.0 million revolving credit line had an effective interest rate of 5.31%; however, through the date of filing of this report on Form 10-Q, no drawings are outstanding under this line of credit. The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but does not impact our earnings or cash flows.

The fair market value of our convertible subordinated debentures is based on quoted market prices. The estimated fair value of our convertible subordinated debentures as of June 30, 2005 was approximately $105.3 million.

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

Commodity Price Risk

Certain operating costs incurred by us are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodities most likely to have an impact on our results of operations in the event of price changes are electricity and supplies and equipment used in our IBX centers. We are closely monitoring the cost of electricity at all of our locations. We do not employ forward contracts or other financial instruments to hedge commodity price risk.

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

In July 2003, a Special Litigation Committee of the Equinix Board of Directors approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of the Company and the individual defendants and the Company’s agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Equinix to plaintiffs pursuant to the settlement, of which such claims are currently expected to be less than $3.4 million, will be covered by existing insurance and we do not expect that the settlement will involve any payment by the Company. The Company has no information as to whether there are any material limitations on the expected recovery by other issuer defendants of any potential financial obligation to plaintiffs from their own insurance carriers. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs were required to submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The issuers and plaintiffs have submitted to the court a revised settlement agreement consistent with the court’s opinion. The revised settlement agreement has been approved by all of the issuer defendants that are not in bankruptcy. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the court will grant final approval to the settlement. As approval by the Court cannot be assured, the Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on June 2, 2005 in Foster City, California. The table below presents the voting results of election of our Board of Directors:

	Affirmative Votes	Negative Votes	Votes Withheld	Broker’s Non-Votes
Theng Kiat Lee	21,670,619	—	273,350	—
Steven Clontz	21,866,629	—	77,340	—
Steven Eng	21,571,798	—	372,171	—
Gary Hromadko	21,873,816	—	70,153	—
Scott Kriens	21,602,445	—	341,524	—
Andrew Rachleff	21,864,220	—	79,749	—
Dennis Raney	21,863,992	—	79,977	—
Peter Van Camp	21,872,456	—	71,513	—
Michelangelo Volpi	16,530,105	—	5,413,864	—

The stockholders also approved the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005. The table below presents the voting results:

	Affirmative Votes	Negative Votes	Votes Withheld	Broker’s Non-Votes
Ratification of independent registered public accounting firm	21,561,515	366,780	15,674	—

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document
2.1 (8)	Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.

3.1 (10)	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.

3.2 (10)	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.

3.3 (9)	Bylaws of the Registrant.

3.4 (13)	Certificate of Amendment of the Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (2)	Form of Registrant’s Common Stock certificate.

4.10 (9)	Registration Rights Agreement (See Exhibit 10.75).

4.11	Indenture (see Exhibit 10.99).

10.2 (1)	Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).

10.5 (1)	Form of Indemnification Agreement between the Registrant and each of its officers and directors.

10.8 (1)	The Registrant’s 1998 Stock Option Plan.

10.9 (1)+	Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.

10.10 (1)+	Lease Agreement with Market Halsey Urban Renewal, LLC, dated as of May 3, 1999.

10.11 (1)+	Lease Agreement with Laing Beaumeade, dated as of November 18, 1998.

10.12 (1)+	Lease Agreement with Rose Ventures II, Inc., dated as of June 10, 1999.

10.13 (1)+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 8, 1999.

10.14 (1)+	First Amendment to Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of October 28, 1999.

10.15 (1)+	Lease Agreement with Nexcomm Asset Acquisition I, L.P., dated as of January 21, 2000.

10.16 (1)+	Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of December 15, 1999.

10.23 (1)	Purchase Agreement between International Business Machines Corporation and Equinix, Inc. dated May 23, 2000.

Exhibit Number	Description of Document
10.24 (2)	2000 Equity Incentive Plan.

10.25 (2)	2000 Director Option Plan.

10.26 (2)	2000 Employee Stock Purchase Plan.

10.27 (2)	Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000.

10.28 (3)+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of July 1, 2000.

10.29 (3)+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of May 1, 2000.

10.30 (3)+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 24, 2000.

10.31 (3)+	Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24, 2000.

10.42 (4)+	First Amendment to Deed of Lease with TrizecHahn Beaumeade Technology Center LLC, dated as of March 22, 2001.

10.43 (4)+	First Lease Amendment Agreement with Market Halsey Urban Renewal, LLC, dated as of May 23, 2001.

10.44 (4)+	First Amendment to Lease with Nexcomm Asset Acquisition I, L.P., dated as of April 18, 2000.

10.45 (4)+	Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of December 18, 2000.

10.46 (5)	First Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 26, 2001.

10.48 (5)	2001 Supplemental Stock Plan.

10.53 (6)	Second Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of May 20, 2002.

10.54 (6)+	Amended and Restated Master Service Agreement by and between International Business Machines Corporation and Equinix, Inc., dated as of May 1, 2002.

10.56 (7)+	Second Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of October 1, 2002.

10.58 (7)	Form of Severance Agreement entered into by the Company and each of the Company’s executive officers.

10.60 (9)	Governance Agreement by and among Equinix, Inc., STT Communications Ltd., i-STT Communications Ltd., STT Investments Pte Ltd and the Pihana Pacific stockholder named therein, dated as of December 31, 2002.

10.61 (9)	Tenancy Agreement over units #06-01, #06-05, #06-06, #06-07 and #06-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

Exhibit Number	Description of Document
10.62 (9)	Tenancy Agreement over units #05-05, #05-06, #05-07 and #05-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.63 (9)	Tenancy Agreement over units #03-01 and #03-02 of Block 28 Ayer Rajah Crescent, Singapore 139959.

10.64 (9)	Tenancy Agreement over units #05-01, #05-02, #05-03 and #05-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.65 (9)	Tenancy Agreement over units #03-05, #03-06, #03-07 and #03-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.69 (9)	Lease Agreement with Downtown Properties, LLC dated April 10, 2000, as amended.

10.70 (9)	Lease Agreement with Comfort Development Limited dated November 10, 2000.

10.71 (9)	Lease Agreement with PacEast Telecom Corporation dated June 15, 2000, as amended.

10.72 (9)	Lease Agreement Lend Lease Real Estate Investments Limited dated October 20, 2000.

10.73 (9)	Lease Agreement with AIPA Properties, LLC dated November 1, 1999, as amended.

10.74 (9)	Third Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 30, 2002.

10.75 (9)	Registration Rights Agreement by and among Equinix and the Initial Purchasers, dated as of December 31, 2002.

10.76 (9)	Securities Purchase Agreement by and among Equinix, the Guarantors and the Purchasers, dated as of October 2, 2002.

10.77 (9)	Series A-1 Convertible Secured Note Due 2007 issued to i-STT Investments Pte Ltd on December 31, 2002.

10.78 (9)	Preferred Stock Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.79 (9)	Change in Control Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.83 (11)	Securities Purchase and Admission Agreement, dated April 29, 2003, among Equinix, certain of Equinix’s subsidiaries, i-STT Investments Pte Ltd, STT Communications Ltd and affiliates of Crosslink Capital.

10.84 (12)	Sublease by and between Electronics for Imaging as Landlord and Equinix Operating Co., Inc. as Tenant dated February 12, 2003.

10.90 (13)	Expatriate Agreement with Philip Koen, President and Chief Operating Officer of the Company, dated as of June 24, 2003.

10.92 (14)	Renewal of Tenancy Agreements over units #06-01, #06-05/08, #05-05/08, #03-05/08 & #05-01/04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

Exhibit Number	Description of Document
10.94 (15)	Fourth Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of November 21, 2003.

10.95 (15)+	Sublease Agreement between Sprint Communications Company, L.P. and Equinix Operating Co., Inc. dated October 24, 2003.

10.96 (15)	Tenancy Agreement over units #03-01, #03-02, #03-03, #03-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.97 (15)	Lease Agreement with JMA Robinson Redevelopment, LLC, as successor in interest to Carrier Central L.A., Inc., dated as of November 30, 2003.

10.99 (16)	Indenture among Equinix, Inc. and U.S. Bank National Association as Trustee dated February 11, 2004.

10.101 (16)	First Amendment to Lease Agreement dated September 1, 1999, between Lakeside Purchaser L.L.C. as successor in interest to Carlyle-Core Chicago, LLC and Equinix Operating Co., Inc.

10.102 (17)	Supplemental Lease Agreement with Comfort Development Limited dated May 18, 2004.

10.103 (18)+	Lease Agreement dated April 21, 2004 between Eden Ventures LLC and Equinix, Inc.

10.104 (18)	Lease Amendment Agreement dated June 17, 2004 between Equinix Japan KK and Mitsubishi Electric Information Network Corporation.

10.105 (18)	Equinix, Inc. 2004 International Employee Stock Purchase Plan effective as of June 3, 2004.

10.106 (18)	Equinix, Inc. Employee Stock Purchase Plan effective as of June 3, 2004.

10.107 (19)	First Amendment to Sublease Agreement dated June 21, 2004 between Equinix Operating Co. Inc. and Sprint Communications Company L.P.

10.108 (19)	Omnibus Amendment Agreement dated November 24, 2004 between Equinix, Inc. and i-STT Investments Pte Ltd.

10.109 (19)+	Assignment and Assumption of Lease and First Amendment to Lease dated December 6, 2004, between Equinix Operating Company, Inc., Abovenet Communications, Inc., and Brokaw Interests; and Lease dated December 29, 1999 between Abovenet Communications, Inc., and Brokaw Interests.

10.110 (19)+	Loan and Security Agreement dated December 6, 2004 between Equinix, Inc. and Silicon Valley Bank

10.111 (19)	Sublease dated January 1, 2005 between Equinix, Inc, and At Last Sportswear, Inc./ Sharp Eye, Inc.

10.113 (19)	First Amendment to Lease dated January 18, 2005 between Eden Ventures LLC and Equinix, Inc.

10.115 (20)	Form of Restricted Stock Agreement for the Company’s executive officers under the Company’s 2000 Equity Incentive Plan.

Exhibit Number	Description of Document
10.116 (20)	2005 Incentive Plan.

10.117	Lease Agreement dated June 9, 2005 between Equinix Operating Co., Inc. and Mission West Properties L.P. and associated Guarantee of Equinix, Inc.

10.118+	Agreement of Sublease dated July 13, 2005 between Equinix Operating Co., Inc. and Verio Inc.

21.1	Subsidiaries of Equinix.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-93749).
(2)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement in Form S-1 (Commission File No. 333-39752).
(3)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(4)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(5)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(6)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(7)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(8)	Incorporated herein by reference to Annex A of Equinix’s Definitive Proxy Statement filed with the Commission December 12, 2002.
(9)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(10)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002.
(11)	Incorporated herein by reference to exhibit 10.1 in the Registrant’s filing on Form 8-K on May 1, 2003.
(12)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(13)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(14)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(15)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(16)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(17)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement in Form S-3 (Commission File No. 333-116322).

(18)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(19)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(20)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: August 4, 2005

	By:	/s/ RENEE F. LANAM
Chief Financial Officer and Secretary
(Principal Financial Officer)

/s/ KEITH D. TAYLOR
Vice President, Finance
(Principal Accounting Officer)