Form 10-Q
period 2005-09-30
EQUINIX INC
filed 2005-10-26
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock as of September 30, 2005 was 24,188,739.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,573	$25,938
Short-term investments	41,248	64,499
Accounts receivable, net	16,199	11,919
Prepaids and other current assets	3,289	4,726

Total current assets	103,309	107,082
Long-term investments	24,469	17,655
Property and equipment, net	371,005	343,361
Goodwill	21,344	22,018
Debt issuance costs, net	2,621	3,164
Other assets	10,632	8,518

Total assets	$533,380	$501,798

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$22,567	$19,822
Accrued property and equipment	5,157	2,912
Current portion of accrued restructuring charge	2,115	1,952
Current portion of debt facility and capital lease obligation	955	675
Other current liabilities	8,428	6,877

Total current liabilities	39,222	32,238
Accrued restructuring charge, less current portion	11,848	12,798
Debt facility and capital lease obligation, less current portion	48,748	34,529
Convertible secured notes	1,962	35,824
Convertible subordinated debentures	86,250	86,250
Deferred rent and other liabilities	30,274	26,453

Total liabilities	218,304	228,092

Stockholders’ equity:
Preferred stock	2	2
Common stock	24	19
Additional paid-in capital	836,108	776,123
Deferred stock-based compensation	(7,458)	(260)
Accumulated other comprehensive income	843	2,257
Accumulated deficit	(514,443)	(504,435)

Total stockholders’ equity	315,076	273,706

Total liabilities and stockholders’ equity	$533,380	$501,798

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited)
Revenues	$58,096	$42,439	$159,259	$118,682

Costs and operating expenses:
Cost of revenues	40,955	34,310	116,639	102,245
Sales and marketing	4,829	4,433	14,793	13,498
General and administrative	12,078	8,294	33,594	24,544

Total costs and operating expenses	57,862	47,037	165,026	140,287

Income (loss) from operations	234	(4,598)	(5,767)	(21,605)

Interest income	1,075	335	2,644	819
Interest expense	(1,928)	(2,352)	(6,332)	(8,765)
Loss on debt extinguishment and conversion	—	—	—	(16,211)

Net loss before income taxes	(619)	(6,615)	(9,455)	(45,762)

Income taxes	(164)	—	(553)	(200)

Net loss	$(783)	$(6,615)	$(10,008)	$(45,962)

Net loss per share:
Basic and diluted	$(0.03)	$(0.36)	$(0.43)	$(2.65)

Weighted-average shares	24,076	18,386	23,335	17,370

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended September 30,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net loss	$(10,008)	$(45,962)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	46,504	41,911
Accretion of asset retirement obligation and accrued restructuring charge	1,043	258
Amortization of intangible assets and non-cash prepaid rent	240	1,668
Amortization of deferred stock-based compensation	6,291	1,019
Non-cash interest expense	1,451	6,046
Recovery of doubtful accounts	(457)	(106)
Deferred rent	1,603	4,030
Loss on disposal of assets	4	35
Loss on debt extinguishment and conversion	—	16,211
Changes in operating assets and liabilities:
Accounts receivable	(3,823)	(2,591)
Prepaids and other current assets	1,437	44
Other assets	(790)	(1,479)
Accounts payable and accrued expenses	4,141	2,903
Accrued restructuring charge	(1,448)	(761)
Accrued interest payable	(539)	(60)
Other current liabilities	2,826	3,153
Other liabilities	561	(33)

Net cash provided by operating activities	49,036	26,286

Cash flows from investing activities:
Purchases of investments	(100,693)	(155,481)
Sales of investments	13,360	5,010
Maturities of investments	103,344	132,840
Purchase of Los Angeles IBX property	(34,727)	—
Purchases of other property and equipment	(22,492)	(16,783)
Accrued property and equipment	2,245	551

Net cash used in investing activities	(38,963)	(33,863)

Cash flows from financing activities:
Proceeds from exercise of warrants, stock options and employee stock purchase plans	11,217	3,631
Proceeds from convertible subordinated debentures	—	86,250
Repayment of debt facilities and capital lease obligations	(4,213)	(3,527)
Repayment of credit facility	—	(34,281)
Repayment of senior notes	—	(30,475)
Debt issuance costs	(342)	(3,242)
Debt extinguishment costs	—	(2,505)

Net cash provided by financing activities	6,662	15,851

Effect of foreign currency exchange rates on cash and cash equivalents	(100)	(63)
Net increase in cash and cash equivalents	16,635	8,211
Cash and cash equivalents at beginning of period	25,938	26,869

Cash and cash equivalents at end of period	$42,573	$35,080

Supplemental cash flow information:
Cash paid for interest	$5,277	$2,657

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

As of September 30, 2005, the Company had $108,290,000 of cash, cash equivalents and short-term and long-term investments. The Company believes that this cash, coupled with anticipated cash flows generated from operations, will be sufficient to meet the Company’s capital expenditure, working capital, debt service and corporate overhead requirements within the Company’s currently identified business objectives. In addition, as of September 30, 2005, as a result of the Silicon Valley Bank Credit Line Amendment (see Note 9), the Company had $44,828,000 of additional liquidity available to the Company in the event it needs additional cash to pursue attractive strategic opportunities that may become available in the future. In October 2005, the Company drew down $30,000,000 of the Silicon Valley Bank Credit Line Amendment reducing the amount available for the Company to borrow to $14,828,000 (see Note 16).

Reclassifications

Certain auction rate securities have been reclassified from cash equivalents to short-term investments as of December 31, 2003 and September 30, 2004. This resulted in a reclassification from cash and cash equivalents to short-term investments of $33,559,000 and $7,504,000 on the December 31, 2003 and September 30, 2004 consolidated balance sheets, respectively. In addition, purchases and sales of investments, included in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2004, have been revised to reflect the purchase and sale of auction rate securities during this period. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of ninety days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every seven, twenty-eight or thirty-five days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was ninety days or less, which was based on our ability to either liquidate our holdings or roll our investment over to the next reset period.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company occasionally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have generally not been significant; however, during the three and nine months ended September 30, 2005, the Company recorded a total of $247,000 and $607,000, respectively, in service level credits to various customers primarily in connection with two separate power outages that affected the Company’s Chicago and Washington, D.C. metro area IBX centers.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(783)	$(6,615)	$(10,008)	$(45,962)

Denominator:
Weighted-average shares	24,076	18,386	23,335	17,370

Net loss per share:
Basic and diluted	$(0.03)	$(0.36)	$(0.43)	$(2.65)

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (unaudited):

	September 30,
	2005	2004
Series A preferred stock	1,868,667	1,868,667
Series A preferred stock warrant	965,674	965,674
Shares reserved for conversion of convertible secured notes	224,229	3,917,018
Shares reserved for conversion of convertible subordinated debentures	2,183,548	2,183,548
Common stock warrants	152,359	329,954
Common stock related to stock-based compensation plans	4,482,973	4,195,568

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

The Company is currently in a net deferred tax asset position, which has been fully reserved. The Company will continue to provide a valuation allowance for the net deferred tax asset until it becomes more likely than not that the net deferred tax asset will be realizable. For the three and nine months ended September 30, 2005, the Company recorded a tax provision of $164,000 and $553,000, respectively. For the three and nine months ended September 30, 2004, the Company recorded a tax provision of none and $200,000, respectively. The tax provision recorded in each of these periods is attributable primarily to federal alternative minimum tax. The Company expects the alternative minimum tax situation to continue throughout the current taxable year based on its financial outlook for the year. The Company has recorded this income tax provision within accounts payable and accrued expenses on the accompanying balance sheets as of September 30, 2005 and December 31, 2004, along with other taxes, such as personal and real property taxes (see Note 6).

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In September 2003, the Compensation Committee of the Board of Directors awarded a stock option grant to the Company’s chief executive officer at a 15% discount to the then fair market value of the Company’s common stock on the date of grant and, as a result, recorded a $1,093,000 deferred stock-based compensation charge, which is amortized over the three-year vesting period of this grant. As of September 30, 2005, there was a total of $77,000 of deferred stock-based compensation remaining to be amortized for this grant to the Company’s chief executive officer. The Company expects stock-based compensation expense related to this specific option grant to impact its results of operations through 2006.

In February 2005, the Compensation Committee of the Board of Directors approved the issuance of 320,500 shares of restricted shares of common stock to executive officers pursuant to the 2000 Equity Incentive Plan. The restricted shares are subject to four-year vesting, and will only vest if the stock appreciates to certain pre-determined levels. These restricted shares are a compensatory plan under the provisions of APB Opinion No. 25 and are accounted for as variable awards. As a result, compensation cost will be adjusted for changes in the market price of the Company’s common stock until the restricted shares become vested. On the date of grant of the restricted shares in February 2005, the Company recorded a $14,387,000 deferred stock-based compensation charge. For the nine month period ended September 30, 2005, the Company recognized a reduction in deferred stock-based compensation of $976,000 as a result of a declining stock price and recorded $1,311,000 and $6,030,000 of stock-based compensation expense related to these restricted shares for the three and nine months ended September 30, 2005. As of September 30, 2005, there was a total of $7,381,000 of deferred stock-based compensation remaining to be amortized related to these restricted shares. The Company expects stock-based compensation expense related to these restricted shares to impact its results of operations through 2008.

The following table presents, by operating expense, the Company’s amortization of stock-based compensation expense, including the stock-based compensation expense attributed to the Company’s restricted stock awards granted in February 2005 (in thousands) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Cost of revenues	$—	$13	$—	$35
Sales and marketing	248	6	1,149	51
General and administrative	1,110	140	5,142	933

	$1,358	$159	$6,291	$1,019

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of SFAS No. 123”. The following table presents what the net loss and net loss per share would have been had the Company adopted SFAS No. 123 (in thousands, except per share data) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss as reported	$(783)	$(6,615)	$(10,008)	$(45,962)
Stock-based compensation expense included in net loss	1,358	159	6,291	1,019
Stock-based compensation expense if SFAS No.123 had been adopted	(7,404)	(6,020)	(27,806)	(16,191)

Pro forma net loss	$(6,829)	$(12,476)	$(31,523)	$(61,134)

Basic and diluted net loss per share:
As reported	$(0.03)	$(0.36)	$(0.43)	$(2.65)
Pro forma	(0.28)	(0.68)	(1.35)	(3.52)

The Company’s fair value calculations for employee grants were made using the Black-Scholes option pricing model with the following weighted-average assumptions (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Dividend yield	0%	0%	0%	0%
Expected volatility	75%	90%	79%	99%
Risk-free interest rate	4.04%	3.12%	3.93%	2.51%
Expected life (in years)	4.00	3.50	4.00	3.50

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
Goodwill	$21,344	$22,018

Other intangibles:
Intangible asset – customer contracts	3,997	4,114
Intangible asset – tradename	308	318
Intangible asset – workforce	160	160

	4,465	4,592
Accumulated amortization	(4,275)	(4,357)

	190	235

	$21,534	$22,253

The Company’s goodwill is an asset denominated in Singapore dollars. As a result, it is subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses are a component of other comprehensive income and loss (see Note 12).

Other intangible assets, net, are included in other assets on the accompanying balance sheets as of September 30, 2005 and December 31, 2004.

For the three and nine months ended September 30, 2005, the Company recorded amortization expense of $15,000 and $45,000, respectively. For the three and nine months ended September 30, 2004, the Company recorded amortization expense of $510,000 and $1,539,000, respectively. The Company expects to record the following amortization expense during the next five years (in thousands):

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

The Company has accounted for the San Jose IBX Acquisition as a single accounting arrangement with multiple elements. As a result, the Company assessed the fair value of each of the individual elements and then assigned the relative fair value to each individual element. The Company determined that the building component of the San Jose IBX Acquisition is a long-term operating lease (the “San Jose IBX Acquisition Building Operating Lease”) and the equipment and fiber portions of the transaction are financed assets (the “San Jose IBX Acquisition Equipment & Fiber Debt Facility”). The Company took possession of this property during the first quarter of 2005, and as a result, recorded property and equipment and prepaid fiber assets, as well as debt, totaling $18,713,000. Payments under the San Jose IBX Acquisition Equipment & Fiber Debt Facility will be made monthly through May 2020 at an effective interest rate of 8.50% per annum. As of September 30, 2005, principal of $14,988,000 remained outstanding under the San Jose IBX Acquisition Equipment & Fiber Debt Facility. Payments under the San Jose IBX Acquisition Building Operating Lease will also be made monthly through May 2020 and total $7,381,000 in cumulative lease payments.

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

The Sunnyvale IBX Lease includes the leasing of all of the IBX plant and machinery equipment located within the building. As a result, the Company assessed the fair value of both the building and equipment elements of the Sunnyvale IBX Lease and then assigned the relative fair value to each element. The Company determined that the building component of the Sunnyvale IBX Lease is a long-term operating lease (the “Sunnyvale IBX Building Operating Lease”) and the equipment portion of the Sunnyvale IBX Lease is a capital lease (the “Sunnyvale IBX Equipment Capital Lease”). The Company took possession of this property in October 2005, and as a result, will record IBX equipment assets, as well as a capital lease obligation liability, totaling approximately $20,092,000 at that time. Payments under the Sunnyvale IBX Equipment Capital Lease will be made monthly, commencing October 2005 through September 2020, at an effective interest rate of approximately 7.50% per annum. Payments under the Sunnyvale IBX Building Operating Lease will also be made monthly, commencing October 2005 through September 2020, and total approximately $10,079,000 in cumulative lease payments. The Company intends to begin placing customers in this IBX center in mid-2006. The Company’s proposed accounting treatment for the Sunnyvale IBX Lease is based on its preliminary assessment. The Company will have its final accounting treatment for the Sunnyvale IBX Lease completed in the fourth quarter of 2005.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Chicago IBX Acquisition

In July 2005, the Company entered into a (i) long-term sublease of a 107,000 square foot data center in the Chicago metro area and (ii) an asset purchase agreement to purchase the IBX plant and machinery assets located within this new IBX center with Verio, Inc. (“Verio”) (the “Chicago IBX Acquisition”). This center is in the same building as the Company’s existing Chicago IBX center, which it will be interconnected to in order to leverage existing networks and customers. Payments due to Verio for the Chicago IBX Acquisition total $25,160,000, of which $1,900,000 will be paid in two lump-sum payments during 2005 and the remaining $23,260,000 will be paid in monthly installments, which will commence in November 2005 and end in August 2015.

The Company has accounted for the Chicago IBX Acquisition as a single accounting arrangement with multiple elements. As a result, the Company assessed the fair value of each of the individual elements and then assigned the relative fair value to each individual element. The Company determined that the building component of the Chicago IBX Acquisition is a long-term operating lease (the “Chicago IBX Acquisition Building Operating Lease”) and the equipment portion of the transaction represent financed assets (the “Chicago IBX Acquisition Equipment Debt Facility”). The Company will take possession of this property and take title to the equipment in November 2005, and as a result, will record IBX equipment assets, as well as a debt facility obligation liability, totaling approximately $9,669,000 at that time. Payments under the Chicago IBX Acquisition Equipment Debt Facility will be made monthly, commencing November 2005 through August 2015, at an effective interest rate of approximately 7.50% per annum. Payments under the Chicago IBX Acquisition Building Operating Lease will also be made monthly, commencing November 2005 through August 2015, and total approximately $11,670,000 in cumulative lease payments. The Company intends to begin placing customers in this IBX center in the first half of 2006. The Company’s proposed accounting treatment for the Chicago IBX Acquisition is based on its preliminary assessment. The Company will have its final accounting treatment for the Chicago IBX Acquisition completed in the fourth quarter of 2005.

Los Angeles IBX Acquisition

In September 2005, the Company purchased a 107,000 square foot data center in the Los Angeles metro area (the “Acquired Los Angeles IBX”), which is comprised of the building, building improvements and land (the “Los Angeles IBX Acquisition”). This center will be interconnected to the Company’s existing IBX center in the downtown Los Angeles area. The total purchase price for the Los Angeles IBX Acquisition, including closing costs, totaled $34,727,000, which the Company paid for in full with cash in September 2005. The Company assessed the fair value of the building, building improvements and land elements of the Los Angeles IBX Acquisition and then assigned the relative fair value to each element. The Company currently intends to begin placing customers in this center during the first half of 2006.

In October 2005, the Company entered into a purchase and sale agreement to sell the Acquired Los Angeles IBX and to lease it back from the purchaser pursuant to a long-term lease (see Note 16).

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Related Party Transactions

A significant amount of the Company’s Asia-Pacific revenues are generated in Singapore and a significant portion of the business in Singapore is transacted with entities affiliated with STT Communications, which is the Company’s single largest stockholder. For the three and nine months ended September 30, 2005, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $1,344,000 and $4,625,000, respectively, and as of September 30, 2005, accounts receivable with these related parties was $875,000. For the three and nine months ended September 30, 2005, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $744,000 and $2,240,000, respectively, and as of September 30, 2005, accounts payable with these related parties was $354,000. For the three and nine months ended September 30, 2004, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $1,474,000 and $3,980,000, respectively, and as of September 30, 2004, accounts receivable with these related parties was $1,130,000. For the three and nine months ended September 30, 2004, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $1,242,000 and $2,060,000, respectively, and as of September 30, 2004, accounts payable with these related parties was $470,000.

4. Accounts Receivable

Accounts receivables, net, consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
Accounts receivable	$34,422	$26,119
Unearned revenue	(18,072)	(13,863)
Allowance for doubtful accounts	(151)	(337)

	$16,199	$11,919

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
Leasehold improvements	$397,094	$393,758
IBX plant and machinery	136,401	89,960
IBX equipment	60,779	47,437
Computer equipment and software	24,190	21,711
Buildings	11,134	8,862
Land	3,960	—
Furniture and fixtures	2,108	2,041

	635,666	563,769
Less accumulated depreciation	(264,661)	(220,408)

	$371,005	$343,361

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $35,309,000 at both September 30, 2005 and December 31, 2004. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $2,138,000 and $119,000 as of September 30, 2005 and December 31, 2004, respectively.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
Accounts payable	$3,274	$2,835
Accrued compensation and benefits	8,001	5,969
Accrued taxes	3,704	3,376
Accrued utility and security	3,413	2,457
Accrued professional fees	2,040	1,741
Accrued interest	390	1,706
Accrued other	1,745	1,738

	$22,567	$19,822

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
Customer deposits	$1,443	$3,229
Deferred installation revenue	6,180	3,019
Other current liabilities	805	629

	$8,428	$6,877

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

8. Deferred Rent and Other Liabilities

Deferred rent and other liabilities consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
Deferred rent	$24,117	$22,493
Asset retirement obligations	3,953	3,054
Deferred installation revenue	1,920	725
Other liabilities	284	181

	$30,274	$26,453

The Company currently leases the majority of its IBX centers and certain equipment under noncancelable operating lease agreements expiring through 2020. The centers’ lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated rent expense abatement periods to better match the phased build-out of its centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent.

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

On May 1, 2005, pursuant to the terms of the Convertible Secured Notes, the Company issued a PIK Note to STT Communications in the amount of $135,000, representing interest accrued from November 1, 2004 to April 30, 2005 on the Remaining STT Convertible Secured Notes. The terms of this PIK Note are identical to the terms of the Convertible Secured Note issued on December 31, 2002. The PIK Note is due December 2007. The Company has considered the guidance of EITF Abstract No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and has determined that the PIK Note does not contain a beneficial conversion feature as the fair value of the Company’s common stock on the date of issuance was less than the stock conversion ratio outlined in the Financing agreement. As of September 30, 2005, the Remaining STT Convertible Secured Notes principal of $1,923,000 and all PIK Notes issued subsequent to the 95% STT Convertible Secured Notes Conversion of $135,000 is presented on the accompanying balance sheet, net of remaining unamortized debt discount, as $1,962,000 and are convertible into 224,229 shares of the Company’s common stock at any time at the option of STT Communications. After December 31, 2005, the Company may convert all remaining Convertible Secured Notes upon certain conditions, including if the closing price of the Company’s common stock exceeds $32.12 per share for thirty consecutive trading days.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Silicon Valley Bank Credit Line Amendment

In September 2005, the Company amended the Silicon Valley Bank Credit Line by entering into a $50,000,000 revolving line of credit agreement with Silicon Valley Bank, replacing the previously outstanding $25,000,000 line of credit arrangement with the same bank (the “Silicon Valley Bank Credit Line Amendment”). The Silicon Valley Bank Credit Line Amendment has a three-year commitment, which enables the Company to borrow, repay and re-borrow the full amount, up to September 15, 2008. Borrowings under the Silicon Valley Bank Credit Line Amendment bear interest at floating interest rates, plus applicable margins, based either on the prime rate or LIBOR. As of September 30, 2005, the Silicon Valley Bank Credit Line Amendment had an interest rate of 5.61% per annum. The Silicon Valley Bank Credit Line Amendment also features sublimits, which allow the Company to issue letters of credit, enter into foreign exchange forward contracts and make advances for cash management services. The Company’s utilization under any of these sublimits would have the effect of reducing the amount available for borrowing under the Silicon Valley Bank Credit Line Amendment during the period that such sublimits remain utilized and outstanding. As of September 30, 2005, the Company had utilized $5,172,000 under the letters of credit sublimit with the issuance of four letters of credit and, as a result, reduced the amount of borrowings available to the Company from $50,000,000 to $44,828,000. The Silicon Valley Bank Credit Line Amendment is collateralized by substantially all of the Company’s domestic assets and contains several financial covenants which require compliance with maximum leverage ratios, working capital ratios and a minimum EBITDA target, which the Company is in full compliance of as of the date of filing of this report on Form 10-Q.

At the time the Company entered into the Silicon Valley Bank Credit Line Amendment, a total of $112,000 of issuance costs remained unamortized related to the original Silicon Valley Bank Credit. In addition, the Company incurred $342,000 of additional issuance costs to secure the Silicon Valley Bank Credit Line Amendment. In compliance with EITF Issue 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”, the Company has capitalized the total of such issuance costs, which are being amortized to interest expense using the effective interest method over the life of the Silicon Valley Bank Credit Line Amendment. These debt issuance costs, net of amortization, were $447,000 as of September 30, 2005.

In October 2005, the Company drew down $30,000,000 of the Silicon Valley Bank Credit Line Amendment (see Note 16).

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities

Combined aggregate maturities for the Company’s various debt facilities and capital lease obligation as of September 30, 2005 are as follows (in thousands) (unaudited):

	Convertible secured notes	Convertible subordinated debentures	Debt facility and capital lease obligation (1)	Other debt facility and capital lease obligation (2)	Total
2005	$—	$—	$1,276	$1,662	$2,938
2006	—	—	5,181	2,962	8,143
2007	2,058	—	5,332	3,059	10,449
2008	—	—	5,488	3,155	8,643
2009	—	86,250	5,648	3,254	95,152
2010 and thereafter	—	—	66,643	34,573	101,216

	2,058	86,250	89,568	48,665	226,541

Less amount representing unamortized discount	(96)	—	—	—	(96)

Less amount representing interest	—	—	(39,865)	(18,905)	(58,770)

	1,962	86,250	49,703	29,760	167,675
Less current portion	—	—	(955)	(1,785)	(2,740)

	$1,962	$86,250	$48,748	$27,975	$164,935

(1)	Debt facility and capital lease obligation is comprised of the San Jose IBX Acquisition Equipment & Fiber Debt Facility (see Note 2) and Washington, D.C. Metro Area Capital Lease.
(2)	Other debt facility and capital lease obligation is comprised of the Sunnyvale IBX Equipment Capital Lease and the Chicago IBX Acquisition Equipment Debt Facility, which will be recorded on the balance sheet in October 2005 and November 2005, respectively, when the Company takes possession of these properties. Payments under the Sunnyvale IBX Equipment Capital Lease commence October 2005 and payments under the Chicago IBX Acquisition Equipment Debt Facility commence November 2005 (see Note 2).

10. Stockholders’ Equity

On January 1, 2005, pursuant to the evergreen provisions of the Company’s stock plans, the number of common shares in reserve automatically increased by 1,139,968 shares for the 2000 Equity Incentive Plan, 379,989 shares for the Employee Stock Purchase Plan, 379,989 shares for the 2004 Employee Stock Purchase Plan and 50,000 shares for the 2000 Director Stock Option Plan.

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

In July 2003, a Special Litigation Committee of the Equinix Board of Directors approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants and the Company’s agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Equinix to plaintiffs pursuant to the settlement, of which such claims are currently expected to be less than $3.4 million, will be covered by existing insurance and we do not expect that the settlement will involve any payment by the Company. The Company has no information as to whether there are any material limitations on the expected recovery by other issuer defendants of any potential financial obligation to plaintiffs from their own insurance carriers. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. There is no assurance that the court will grant final approval to the settlement. As approval by the Court cannot be assured, the Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On October 13, 2004, the Court certified a Section 11 class in four of the six cases that were the subject of class certification motions and determined that the class period for Section 11 claims is the period between the IPO and the date that unregistered shares entered the market. The Court noted that its decision on those cases is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Equinix case. Until the settlement is finalized and approved by the Court, or in the event such settlement is not approved, the Company and its officers and directors intend to continue to defend the actions vigorously. While an unfavorable outcome to this case is reasonably possible, it is not probable. As a result, the Company has not accrued for any settlements in connection with this litigation as of September 30, 2005.

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

In July 2005, the Company received a Notice of Proposed Assessment of Income Tax from the state of Hawaii asserting a tax deficiency, plus interest, totaling $613,000 (the “Tax Assessment”). The deficiency is stemmed from certain refundable tax credits that the state of Hawaii subsequently disallowed in the examination of the Hawaii income tax returns for the tax years of 2000 and 2001 filed by Pihana Pacific, Inc., which the Company acquired on December 31, 2002. The Company strongly believes the disallowance of the refundable tax credits by the state of Hawaii is inconsistent with the applicable tax laws and that it has meritorious defenses to the claim. The Company intends to oppose the Tax Assessment vigorously and will file a timely request with the Board of Review in the state of Hawaii to appeal the Tax Assessment. The Company does not believe it is probable it will be required to pay the Tax Assessment upon the completion of the appeals process. As a result, the Company has not accrued for any loss contingencies in connection with this Tax Assessment as of September 30, 2005.

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

Other Purchase Commitments

As of September 30, 2005, the Company was contractually committed to purchase $1,126,000 of IBX plant and machinery equipment for the Company’s new Chicago IBX center, which the Company expects to receive in early November 2005.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Other Comprehensive Income and Loss

The components of other comprehensive income and loss are as follows (in thousands) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss	$(783)	$(6,615)	$(10,008)	$(45,962)
Unrealized gain (loss) on available for sale securities	(168)	36	(426)	(86)
Foreign currency translation gain (loss)	(96)	301	(988)	71

Comprehensive loss	$(1,047)	$(6,278)	$(11,422)	$(45,977)

There were no significant tax effects on comprehensive loss for the three and nine months ended September 30, 2005 and 2004.

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

The Company’s geographic statement of operations disclosures are as follows (in thousands) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Total revenues:
United States	$50,527	$36,779	$137,927	$102,893
Asia-Pacific	7,569	5,660	21,332	15,789

	$58,096	$42,439	$159,259	$118,682

Cost of revenues:
United States	$35,859	$29,831	$101,558	$88,630
Asia-Pacific	5,096	4,479	15,081	13,615

	$40,955	$34,310	$116,639	$102,245

Income (loss) from operations:
United States	$541	$(3,028)	$(3,944)	$(15,230)
Asia-Pacific	(307)	(1,570)	(1,823)	(6,375)

	$234	$(4,598)	$(5,767)	$(21,605)

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s long-lived assets are located in the following geographic areas (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
United States	$398,556	$360,694
Asia-Pacific	31,515	34,022

	$430,071	$394,716

The Company’s goodwill totaling $21,344,000 and $22,018,000 as of September 30, 2005 and December 31, 2004, respectively, is part of the Company’s Singapore reporting unit, which is reported within the Asia-Pacific segment.

Revenue information on a services basis is as follows (in thousands) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Colocation	$40,138	$29,161	$109,479	$81,172
Interconnection	10,527	8,193	29,696	22,513
Managed infrastructure	3,626	2,703	10,448	8,126

Recurring revenues	54,291	40,057	149,623	111,811
Non-recurring revenues	3,805	2,382	9,636	6,871

	$58,096	$42,439	$159,259	$118,682

Revenue from one customer accounted for 11% of the Company’s revenues for both the three and nine months ended September 30, 2005. Revenue from this same customer accounted for 13% of the Company’s revenues for both the three and nine months ended September 30, 2004. No other single customer accounted for more than 10% of the Company’s revenues for the three and nine months ended September 30, 2005 and 2004. Accounts receivables from the customer mentioned above accounted for 12% of the Company’s gross accounts receivables as of both September 30, 2005 and 2004. No other single customer accounted for more than 10% of the Company’s gross accounts receivables as of September 30, 2005 and 2004.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company accounted for this restructuring charge under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under the provisions of SFAS No. 146, the Company estimated the future cash payments required to exit these two leased spaces, net of any estimated subrental income and expense, through the remainder of these lease terms and then calculated the present value of such future cash flows in order to determine the appropriate restructuring charge to record. In future periods, the Company will record accretion expense to accrete its accrued restructuring liability up to an amount equal to the total estimated future cash payments necessary to complete the exit of these leases. Such accretion expense is classified under cost of revenues on the accompanying statement of operations for the three and nine months ended September 30, 2005. Should the actual lease exit costs differ from the Company’s estimates, the Company may need to adjust its restructuring charges associated with the excess lease spaces, which would impact net income in the period such determination was made.

A summary of the movement in the 2004 accrued restructuring charge from December 31, 2004 to September 30, 2005 is outlined as follows (in thousands) (unaudited):

	Accrued restructuring charge as of December 31, 2004	Accretion expense	Cash payments	Accrued restructuring charge as of September 30, 2005
Estimated lease exit costs	$14,750	$661	$(1,448)	$13,963

	14,750	$661	$(1,448)	13,963

Less current portion	(1,952)			(2,115)

	$12,798			$11,848

A summary of the 2004 restructuring charge through December 31, 2004 is outlined as follows (in thousands):

	Total 2004 restructuring charges	Non-cash charges	Transfer of deferred rent liability	Accrued restructuring charge as of December 31, 2004
Estimated lease exit costs	$13,869	$—	$881	$14,750
Write-off of property and equipment	3,816	(3,816)	—	—

	$17,685	$(3,816)	$881	14,750

Less current portion				(1,952)

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

In January 2005, the Company sublet the excess space in the New York metro area for a two-year period and is currently evaluating opportunities related to its excess space in Los Angeles, as well as the excess space in the New York metro area beyond the two-year sublease. As the Company currently has no plans to enter into lump sum lease terminations with either of the landlords associated with these two excess space leases, the Company has reflected its accrued restructuring charge as both a current and non-current liability on the accompanying balance sheets as of September 30, 2005 and December 31, 2004. The Company is contractually committed to these two excess space leases through 2015.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation, such as employee stock purchase plans and restricted stock awards. In addition, SFAS No. 123(R) supercedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Under the provisions of SFAS No. 123(R), stock-based compensation awards must meet certain criteria in order for the award to qualify for equity classification. An award that does not meet those criteria will be classified as a liability and be remeasured each period. SFAS No. 123(R) retains the requirements on accounting for the income tax effects of stock-based compensation contained in SFAS No. 123; however, it changes how excess tax benefits will be presented in the statement of cash flows. In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which offers guidance on SFAS No. 123(R). SAB No. 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. Key topics of SAB No. 107 include discussion on the valuation models available to preparers and guidance on key assumptions used in these valuation models, such as expected volatility and expected term, as well as guidance on accounting for the income tax effects of SFAS No. 123(R) and disclosure considerations, among other topics. SFAS No. 123(R) and SAB No. 107 were effective for reporting periods beginning after June 15, 2005; however in April 2005, the SEC approved a new rule that SFAS No. 123(R) and SAB No. 107 are now effective for public companies for annual, rather than interim, periods beginning after June 15, 2005. The Company is currently considering the financial accounting, income tax and internal control implications of SFAS No. 123(R), including related FASB Staff Positions issued during 2005, and SAB No. 107. The adoption of SFAS No. 123(R), including related FASB Staff Positions issued during 2005, and SAB No. 107 are expected to have a significant impact on the Company’s financial position and results of operations.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In June 2005, the FASB approved EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 addresses the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are placed in service significantly after and not contemplated at the beginning of a lease term. EITF 05-6 states that (i) leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition and (ii) leasehold improvements that are placed into service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF 05-6 has not had a significant impact on the Company’s financial position and results of operations.

In September 2005, the FASB approved EITF Issue 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues” (“EITF 05-7”). EITF 05-7 addresses that the change in the fair value of an embedded conversion option upon modification should be included in the analysis under EITF Issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” to determine whether a modification or extinguishment has occurred and that changes to the fair value of a conversion option affects the interest expense on the associated debt instrument following a modification. Therefore, the change in fair value of the conversion option should be recognized upon the modification as a discount or premium associated with the debt, and an increase or decrease in additional paid-in capital. EITF 05-7 is effective for all debt modifications in annual or interim periods beginning after December 15, 2005. The Company is currently in the process of evaluating the impact that the adoption of EITF 05-7 will have on its financial position and results of operations.

In September 2005, the FASB approved EITF Issue 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EITF 05-8”). EITF 05-8 addresses that (i) the recognition of a beneficial conversion feature creates a difference between the book basis and tax basis (“basis difference”) of a convertible debt instrument, (ii) that basis difference is a temporary difference for which a deferred tax liability should be recorded and (iii) the effect of recognizing the deferred tax liability should be charged to equity in accordance with SFAS No. 109. EITF 05-8 is effective for financial statements for periods beginning after December 15, 2005, and must be adopted through retrospective application to all periods presented. As a result, EITF 05-8 applies to debt instruments that were converted or extinguished in prior periods as well as to those currently outstanding. The Company is currently in the process of evaluating the impact that the adoption of EITF 05-8 will have on its financial position, results of operations and cash flows.

In October 2005, the FASB issued FASB Staff Position No. SFAS 13-1 (“FSP SFAS 13-1”), which addresses the accounting for rental costs associated with building and ground operating leases that are incurred during a construction period. The FASB decided that such rental costs incurred during a construction period shall be recognized as rental expense. A lessee should cease capitalizing rental costs as of the effective date of FSP SFAS 13-1. The guidance in FSP SFAS 13-1 shall be applied to the first reporting period beginning after December 15, 2005. Early adoption is permitted for financial statements or interim financial statements that have not yet been issued. A lessee shall cease capitalizing rental costs as of the effective date of FSP SFAS 13-1 for operating lease arrangements entered into prior to the effective date of FSP SFAS 13-1. The adoption of FSP SFAS 13-1 will not have a significant impact on the Company’s financial position, results of operations or cash flows as the Company already expenses such rental costs related to building and ground operating leases incurred during the pre-construction and construction periods.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. Subsequent Events

In October 2005, the Company, along with STT Communications, announced that STT Communications intended to divest its holdings in the Company’s securities. STT Communications periodically assesses its strategic goals and objectives. Based on its current assessment, it determined that its holdings in the Company’s securities is no longer a core asset. Therefore, STT Communications does not intend to play a strategic role in the Company going forward. As a result, STT Communications has asked and the Company has agreed to assist STT Communications with the orderly divestiture of its holdings of the Company’s securities comprised of common stock and shares of common stock issuable upon conversion of convertible securities held by STT Communications. The filing of a registration statement on Form S-3 relating to securities was filed to facilitate this process.

In October 2005, the Company purchased an office/warehouse complex known as the Beaumeade Business Park located in Ashburn, Virginia (the “Ashburn Campus”). The Company purchased the entire 32.6-acre Ashburn Campus containing six buildings with approximately 462,000 rentable square feet that is approximately 95% leased (the “Ashburn IBX Property Acquisition”). The Company currently occupies approximately 269,000 square feet within three of the buildings. Payments due under the Ashburn IBX Property Acquisition total $53,000,000 plus closing costs, which the Company paid for in full with cash in October 2005. The Company will continue to operate its existing data centers within the Ashburn Campus. The Company intends to sell those buildings that will not be used for its current operations or expansion plans. In addition, the Company subsequently entered into a non-binding letter of intent to finance the Ashburn Campus with a $60,000,000, 8% mortgage to be amortized over 20 years (the “Ashburn Campus Financing”). The Ashburn Campus Financing is subject to the completion of definitive agreements, and although there is no assurance that the definitive agreements will be completed, the Company currently expects the Ashburn Campus Financing to close before the end of the year.

In October 2005, the Company drew down a portion of the Silicon Valley Bank Credit Line Amendment (see Note 9). The Company elected to borrow $30,000,000 at a one-month LIBOR interest rate, inclusive of the applicable margin, of 5.72% per annum (the “$30,000,000 Drawdown”). The $30,000,000 Drawdown was used to fund a portion of the purchase of the Ashburn IBX Property Acquisition. Upon the one-month maturity date of the $30,000,000 Drawdown, the Company may elect to either repay all or a portion of the $30,000,000 Drawdown, or convert the $30,000,000 Drawdown into a new borrowing at either the then applicable one, three or six month LIBOR rate plus an applicable margin or at the prime rate. Borrowings under the Silicon Valley Bank Credit Line Amendment may be borrowed, repaid and reborrowed at a later date up to the final maturity date of the Silicon Valley Bank Credit Line Amendment, which is Sept 16, 2008. As of the date of filing of this report on Form 10-Q, the Company had $14,828,000 remaining available for borrowing under the Silicon Valley Bank Credit Line Amendment.

In October 2005, the Company entered into a purchase and sale agreement to sell the Acquired Los Angeles IBX (see Note 2) for $38,700,000 and to lease it back from the purchaser pursuant to a long-term lease (the “Los Angeles IBX Sale-Leaseback Transaction”). The Los Angeles IBX Sale-Leaseback Transaction is subject to certain closing contingencies. Although there can be no assurance that these contingencies will be met, it is expected that these conditions will be removed on or before November 1, 2005 and the Los Angeles IBX Sale-Leaseback Transaction will close before the end of the year.

In October 2005, the Company announced that it has entered into a non-binding letter of intent for the early termination of its 39 acre San Jose Ground Lease whereby the Company will pay $40,000,000 over the next four years, commencing January 1, 2006, to terminate this lease, which would otherwise require significantly higher cumulative lease payments through 2020 (the “San Jose Ground Lease Termination”). As a result of the San Jose Ground Lease Termination, the Company expects to incur a significant restructuring charge in the fourth quarter of 2005. The San Jose Ground Lease Termination is subject to the completion of definitive agreements, and although there is no assurance that the definitive agreements will be completed, the Company currently expects the San Jose Ground Lease Termination to close before the end of the year.

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

Overview

Equinix provides network neutral colocation, interconnection and managed services to enterprises, content companies and systems integrators and the world’s largest networks. Through our IBX centers in eleven markets in the U.S. and Asia-Pacific, customers can directly interconnect with each other for critical traffic exchange requirements. As of September 30, 2005, we had announced IBX centers totaling an aggregate of approximately 1.7 million gross square feet in the Chicago, Dallas, Honolulu, Los Angeles, New York, Silicon Valley and Washington, D.C. areas in the United States and Hong Kong, Singapore, Sydney and Tokyo in the Asia-Pacific region.

Direct interconnection to our aggregation of networks, which serve more than 90% of the world’s Internet routes, allows our customers to increase performance while significantly reducing costs. Based on our network neutral model and the quality of our IBX centers, we believe we have established a critical mass of customers. As more customers locate in our IBX centers, it benefits their suppliers and business partners to do so as well to gain the full economic and performance benefits of direct interconnection. These partners, in turn, pull in their business partners, creating a “network effect” of customer adoption. Our interconnection services enable scalable, reliable and cost-effective interconnection and traffic exchange thus lowering overall cost and increasing flexibility. Our focused business model is based on our critical mass of customers and the resulting network effect. This critical mass and the resulting network effect, combined with our strong financial position, continue to drive new customer growth and bookings.

Historically, our market has been served by large telecommunications carriers who have bundled their telecommunication products and services with their colocation offerings. A number of these telecommunications carriers have recently eliminated or reduced their colocation footprint to focus on their core businesses. In 2003, one major telecommunications company, Sprint, announced their plans to exit the colocation and hosting market in order to focus on their core service offerings, while another telecommunications company, Cable & Wireless Plc, sold their U.S. assets to another telecommunications company, Savvis Communications Corp, in a bankruptcy auction. In 2005, other providers, such as Abovenet and Verio, have selectively sold off their colocation centers. Each of these colocation providers owns and operates a network. We do not own or operate a network, yet have greater than 200 networks operating out of our IBX centers. As a result, we are able to offer our customers a substantial choice of networks given our network neutrality thereby allowing our customers to choose from numerous network service providers. We believe this is a distinct and sustainable competitive advantage, especially when the telecommunications industry is experiencing many business challenges and changes as evidenced by the numerous bankruptcies and consolidations within this industry during the past several years. Furthermore, this industry consolidation has constrained supply of suitable data center space and stabilized industry pricing.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service offerings, such as our acquisition of the Sprint property in

Santa Clara in December 2003, our 2004 expansions in the Washington, D.C. and Silicon Valley metro area markets and our 2005 expansions in the Silicon Valley, Chicago and Los Angeles metro area markets. However, we will continue to be very selective with any similar opportunity. As was the case with these recent expansions in the Washington, D.C., Silicon Valley, Chicago and Los Angeles metro area markets, the criteria will be dependent on demand from new and existing customers, quality of the design, power capacity, access to networks, capacity availability in current market location, amount of incremental investment required by us in the targeted property, lead-time to breakeven and our ability to attract the customers already being served, if any, at the acquired IBX center. Like our recent expansions, the right combination of these factors may be attractive for us. Dependent on the particular deal, these acquisitions may require upfront cash payments and additional capital expenditures or may be funded through long-term financing arrangements in order to bring these centers up to Equinix standards. Property expansion may be in the form of a purchase of real property, as was the case with our recent Los Angeles IBX acquisition, or a long-term leasing arrangement.

In addition to our successful strategy of acquiring previously or partially built-out centers, we will also consider the possibility of new construction in selective markets where the inventory for high quality data centers is limited. Decisions to build will consider factors such as customer demand, market pricing and anticipated financial returns associated with the construction. Future purchases or construction may be completed with partners or potential customers to minimize the outlay of cash.

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

In February 2005, the Compensation Committee of the Board of Directors approved the issuance of 320,500 shares of restricted shares of common stock to executive officers. These restricted shares are subject to four-year vesting, and will only vest if the stock appreciates to certain pre-determined levels. These restricted shares are a compensatory plan under the provisions of APB Opinion No. 25 and are accounted for as variable awards. As a result, compensation cost will be adjusted for changes in the market price of our common stock until the restricted shares become vested. On the date of grant of the restricted shares in February 2005, we recorded a $14.4 million deferred stock-based compensation charge. For the nine months ended September 30, 2005, we recognized a reduction in deferred stock-based compensation of $976,000 as a result of a declining stock price and recorded $1.3 million and $6.0 million of stock-based compensation expense related to these restricted shares for the three and nine months ended September 30, 2005, respectively. As of September 30, 2005, there was a total of $7.4 million of deferred stock-based compensation remaining to be amortized related to these restricted shares. We expect stock-based compensation expense related to these restricted shares to impact our results of operations through 2008.

In June 2005, we entered into a long-term lease for a 120,000 square foot data center in the Silicon Valley area. We refer to this transaction as the Sunnyvale IBX acquisition. This center will be interconnected to our three other Silicon Valley area IBX centers through redundant dark fiber links that will be managed by us to allow customers in each center to leverage the benefits of directly interconnecting with other customers in the other centers. Payments under this lease total $45.3 million, which will be paid in monthly installments, commencing in October 2005 through September 2020. This lease includes the leasing of all of the IBX plant and machinery equipment located within the building. As a result, we assessed the fair value of both the building and equipment elements of this lease and then assigned the relative fair value to each element. We determined that the building component of the lease is a long-term operating lease and the equipment portion of the lease is a capital lease. We took possession of this property in October 2005, and as a result, will record IBX equipment assets, as well as a capital lease obligation liability, totaling approximately $20.1 million at that time. Payments under the capital lease portion of this lease will be made monthly, commencing October 2005 through September 2020, at an effective interest rate of approximately 7.50% per annum. Payments under the operating lease portion of this lease will also be made monthly, commencing October 2005 through September 2020, and total approximately $10.1 million in cumulative lease payments. We intend to begin placing customers in this IBX center in mid-2006. Our proposed accounting treatment of this lease is based on our preliminary assessment. Our final accounting treatment for this lease will be completed in the fourth quarter of 2005. We intend to invest approximately $18.0 million of capital expenditures to upgrade this center to Equinix standards, of which $2.0 to $3.0 million is expected to be incurred in the fourth quarter of 2005.

In July 2005, we entered into a (i) long-term sublease of a 107,000 square foot data center in the Chicago metro area and (ii) an asset purchase agreement to purchase the IBX plant and machinery assets located within this new IBX center from Verio. We refer to this transaction as the Chicago IBX acquisition. This center is in the same building as our existing Chicago IBX center, which it will be interconnected to in order to leverage existing networks and customers. Payments due to Verio for the Chicago IBX acquisition total $25.2 million, of which $1.9 million will be paid in two lump-sum payments during 2005 and the remaining $23.3 million will be paid in monthly installments, which will commence in November 2005 and end in August 2015. We will account for the Chicago IBX acquisition as a single accounting arrangement with multiple elements. As a result, we assessed the fair value of both the building and equipment elements of this lease and then assigned the relative fair value to each element. We have determined that the building component of the Chicago IBX acquisition is a long-term operating lease and the equipment portion of the transaction represents financed assets. We will take possession of this property and take title to the equipment in November 2005, and as a result, will record IBX equipment assets, as well as a debt facility obligation liability, totaling approximately $9.7 million at that time. Payments for the equipment portion of this transaction, to be recorded as financed assets, will be made monthly, commencing November 2005 through August 2015, at an effective interest rate of approximately 7.50% per annum. Payments for the building portion of this transaction, to be recorded as an operating lease, will also be made monthly, commencing November 2005 through August 2015, and total approximately $11.7 million in cumulative lease payments. We intend to begin placing customers in this IBX center in the first half of 2006. Our proposed accounting treatment of this lease and asset purchase agreement is based on our preliminary assessment. Our final accounting treatment for this lease and asset purchase agreement will be completed in the fourth quarter of 2005. We intend to invest approximately $16.0 million of capital expenditures to upgrade this center to Equinix standards, of which $6.0 to $7.0 million is expected to be incurred in the fourth quarter of 2005.

In September 2005, we purchased a 107,000 square foot data center in the Los Angeles metro area, which is comprised of the building, building improvements and land. We refer to this transaction as the Los Angeles IBX acquisition. This center will be interconnected to our existing IBX center in the downtown Los Angeles area. The total purchase price for the Los Angeles IBX acquisition, including closing costs, totaled $34.7 million, which we paid for in full with cash in September 2005. We assessed the fair value of the building, building improvements and land elements of the Los Angeles IBX acquisition and then assigned the relative fair value to each element. We currently intend to begin placing customers in this center during the first half of 2006. We intend to invest approximately $15.0 million of capital expenditures to upgrade this center to Equinix standards, of which $4.0 to $5.0 million is expected to be incurred in the fourth quarter of 2005. In October 2005, we entered into a purchase and sale agreement to sell the this Los Angeles IBX for $38.7 million and to lease it back from the purchaser pursuant to a long-term lease. We refer to this transaction as the Los Angeles IBX sale-leaseback. The Los Angeles IBX sale-leaseback is subject to certain closing contingencies. Although there can be no assurance that these contingencies will be met, it is expected that these conditions will be removed on or before November 1, 2005 and the Los Angeles IBX sale-leaseback will close before the end of the year.

In September 2005, we entered into a $50.0 million revolving line of credit agreement with Silicon Valley Bank, replacing the previously outstanding $25.0 million line of credit arrangement with the same bank. The new $50.0 million Silicon Valley Bank revolving credit line has a three-year commitment, which enables us to borrow, repay and re-borrow the full amount, up to September 15, 2008. We refer to this transaction as the $50.0 million Silicon Valley Bank revolving credit line. Borrowings under the $50.0 million Silicon Valley Bank revolving credit line bear interest at floating interest rates, plus applicable margins, based either on the prime rate or LIBOR. As of September 30, 2005, the $50.0 million Silicon Valley Bank revolving credit line had an interest rate of 5.61% per annum. The $50.0 million Silicon Valley Bank revolving credit line also features sublimits, which allow us to issue letters of credit, enter into foreign exchange forward contracts and make advances for cash management services. Our utilization under any of these sublimits would have the effect of reducing the amount available for borrowing under the $50.0 million Silicon Valley Bank revolving credit line during the period that such sublimits remain utilized and outstanding. As of

September 30, 2005, we had utilized $5.2 million under the letters of credit sublimit with the issuance of four letters of credit and, as a result, reduced the amount of borrowings available to us from $50.0 million to $44.8 million. The $50.0 million Silicon Valley Bank revolving credit line is collateralized by substantially all of our domestic assets and contains several financial covenants which require compliance with maximum leverage ratios, working capital ratios and a minimum EBITDA target, which we are currently in full compliance of as of the date of filing of this report on Form 10-Q. The $50.0 million Silicon Valley Bank revolving credit line provides us with additional liquidity and financing flexibility. In October 2005, we drew down $30.0 million of the $50.0 million Silicon Valley Bank revolving credit line (see below).

In October 2005, we, along with STT Communications, announced that STT Communications intended to divest its holdings in our securities. STT Communications periodically assesses its strategic goals and objectives. Based on its current assessment, it determined that its holdings in our securities is no longer a core asset. Therefore, STT Communications does not intend to play a strategic role in Equinix going forward. As a result, STT Communications has asked and we have agreed to assist STT Communications with the orderly divestiture of its holdings of our securities comprised of common stock and shares of common stock issuable upon conversion of convertible securities held by STT Communications. The filing of a registration statement on Form S-3 relating to securities was filed to facilitate this process.

In October 2005, we purchased an office/warehouse complex known as the Beaumeade Business Park located in Ashburn, Virginia, which we refer to as the Ashburn campus. We purchased the entire 32.6-acre Ashburn campus containing six buildings with approximately 462,000 rentable square feet that is approximately 95% leased. We refer to this transaction as the Ashburn IBX property acquisition. We currently occupy approximately 269,000 square feet within three of the buildings. Payments due under the Ashburn IBX property acquisition total $53.0 million plus closing costs, which we paid for in full with cash in October 2005. We will continue to operate our existing data centers within the Ashburn campus. We intend to sell those buildings that will not be used for our current operations or expansion plans. In addition, we subsequently entered into a non-binding letter of intent to finance the Ashburn campus with a $60.0 million, 8% mortgage to be amortized over 20 years. We refer to this transaction as the Ashburn campus financing. The Ashburn campus financing is subject to the completion of definitive agreements, and although there is no assurance that the definitive agreements will be completed, we currently expect the Ashburn campus financing to close before the end of the year.

In October 2005, we drew down a portion of the $50.0 million Silicon Valley Bank revolving credit line. We elected to borrow $30.0 million at a one-month LIBOR interest rate, inclusive of the applicable margin, of 5.72% per annum, which we refer to as the $30.0 million drawdown. The $30.0 million drawdown was used to fund a portion of the purchase of the Ashburn IBX property acquisition. Upon the one-month maturity date of the $30.0 million drawdown, we may elect to either repay all or a portion of the $30.0 million drawdown, or convert the $30.0 million drawdown into a new borrowing at either the then applicable one, three or six month LIBOR rate plus an applicable margin or at the prime rate. Borrowings under the $50.0 million Silicon Valley Bank revolving credit line may be borrowed, repaid and reborrowed at a later date up to the final maturity date of the $50.0 million Silicon Valley Bank revolving credit line, which is Sept 16, 2008. As of the date of filing of this report on Form 10-Q, we had $14.8 million remaining available for borrowing under the $50.0 million Silicon Valley Bank revolving credit line.

In October 2005, we announced that we had entered into a non-binding letter of intent for the early termination of our 39 acre San Jose ground lease whereby we will pay $40.0 million over the next four years, commencing January 1, 2006, to terminate this lease, which would otherwise require significantly higher cumulative lease payments through 2020. We refer to this transaction as the San Jose ground lease termination. As a result of the San Jose ground lease termination, we expect to incur a significant restructuring charge in the fourth quarter of 2005. This transaction is subject to the completion of definitive agreements, and although there is no assurance that the definitive agreements will be completed, we currently expect the transaction to close before the end of the year.

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

Results of Operations

Three Months Ended September 30, 2005 and 2004

Revenues. Our revenues for the three months ended September 30, 2005 and 2004 were split between the following revenue classifications (dollars in thousands):

	Three months ended September 30,
	2005	%	2004	%
Recurring revenues	$54,291	93%	$40,057	94%

Non-recurring revenues:
Installation and professional services	2,946	6%	2,248	5%
Other	859	1%	134	1%

	3,805	7%	2,382	6%

Total revenues	$58,096	100%	$42,439	100%

Our revenues for the three months ended September 30, 2005 and 2004 were geographically comprised of the following (dollars in thousands):

	Three months ended September 30,
	2005	%	2004	%
U.S. revenues	$50,527	87%	$36,779	87%
Asia-Pacific revenues	7,569	13%	5,660	13%

Total revenues	$58,096	100%	$42,439	100%

We recognized revenues of $58.1 million for the three months ended September 30, 2005 as compared to revenues of $42.4 million for the three months ended September 30, 2004, a 37% increase. We segment our business geographically between the U.S. and Asia-Pacific as further discussed below.

Our business is based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure services. We consider these services recurring as our customers are billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues are a significant component of our total revenues comprising greater than 90% of our total revenues for the three months ended September 30, 2005 and 2004. Historically, approximately half of our then existing customers order new services in any given quarter representing greater than half of the new orders each quarter.

Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services that we perform. These services are considered to be non-recurring as they are billed typically once and only upon completion of the installation or professional services work performed. The non-recurring revenues are typically billed on the first invoice distributed to the customer. As a percent of total revenues, we expect non-recurring revenues to represent less than

10% of total revenues for the foreseeable future. Other non-recurring revenues are comprised primarily of customer settlements, which represent fees paid to us by customers who wish to terminate their contracts with us prior to their expiration.

In addition to reviewing recurring versus non-recurring revenues, we look at two other primary metrics when we analyze our revenues: 1) customer count and 2) weighted-average percentage utilization. Our customer count increased to 1,093 as of September 30, 2005 versus 896 as of September 30, 2004, an increase of 22%. Our weighted-average utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Our weighted-average utilization rate grew to 51% as of September 30, 2005 from 43% as of September 30, 2004; however, excluding the impact of our recent expansions in the Washington, D.C. and Silicon Valley area markets, our weighted-average utilization rate would have been 55% as of September 30, 2005. Although we have substantial capacity for growth, our utilization rates vary from market to market among our IBX centers in the eleven markets across the U.S. and Asia-Pacific. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. In addition, power and cooling requirements for some customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of draw our customers take from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. We could face power limitations in our centers even though we may have additional physical capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows. Therefore, consistent with our recent expansions in the Washington, D.C., Silicon Valley, Chicago and Los Angeles metro area markets, we will continue to closely manage available space and power capacity in each of our operating markets and expect to continue to make strategic and selective expansions to our global footprint when and where appropriate.

U.S. Revenues. We recognized U.S. revenues of $50.5 million for the three months ended September 30, 2005 as compared to $36.8 million for the three months ended September 30, 2004. U.S. revenues consisted of recurring revenues of $47.2 million and $34.8 million, respectively, for the three months ended September 30, 2005 and 2004, a 36% increase. U.S. recurring revenues consist primarily of colocation and interconnection services plus a nominal amount of managed infrastructure services. U.S. recurring revenues for the three months ended September 30, 2005 included $3.3 million of revenue generated from the recently acquired Washington, D.C. area and Silicon Valley area IBX centers, which opened for business in the fourth quarter of 2004 and first quarter of 2005, respectively. Excluding revenues from these recently acquired U.S. IBX centers, the period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customer growth acquired during the period as reflected in the growth in our customer count and weighted-average utilization rate as discussed above. We expect our U.S. recurring revenues to continue to grow and remain our most significant source of revenue for the foreseeable future.

In addition, U.S. revenues consisted of non-recurring revenues of $3.3 million and $2.0 million, respectively, for the three months ended September 30, 2005 and 2004. Non-recurring revenues are primarily related to the recognized portion of deferred installation, professional services and settlement fees associated with certain contract terminations. Included in U.S. non-recurring revenues are settlement fees of $817,000 and $134,000, respectively, for the three months ended September 30, 2005 and 2004. Offsetting some of this non-recurring revenue for the three months ended September 30, 2005, were service level credits that we recorded totaling $247,000 that were issued or will be issued to certain of our customers related to two separate power outages in our Chicago and Washington, D.C. metro area IBX centers. There were no significant service level credits recorded in the three months ended September 30, 2004. Excluding settlements and service level credits, U.S. non-recurring revenues, consisting of the recognized portion of deferred installation and professional services, increased 47% period over period, primarily due to strong existing and new customer growth during the year, as well as the completion of certain custom projects for the U.S. government during the quarter ended March 31, 2005. Excluding any settlement fees or service level credits that we may recognize or issue in the future, we expect our U.S. non-recurring revenues to stay relatively flat in the foreseeable future.

Asia-Pacific Revenues. We recognized Asia-Pacific revenues of $7.6 million for the three months ended September 30, 2005 as compared to $5.7 million for the three months ended September 30, 2004, a 34% increase. Asia-Pacific revenues consisted of recurring revenues of $7.1 million and $5.3 million, respectively, for the three months ended September 30, 2005 and 2004, consisting primarily of colocation and managed infrastructure services. In addition, Asia-Pacific revenues consisted of non-recurring revenues of $492,000 and $387,000, respectively, for the three months ended September 30, 2005 and 2004. Asia-Pacific non-recurring revenues included $42,000 of contract settlement revenue for the three months ended September 30, 2005. There were no settlement fees recognized for the three months ended September 30, 2004. Asia-Pacific revenues are generated from Hong Kong, Singapore, Sydney and Tokyo, with Singapore representing approximately 44% and 52%, respectively, of the regional revenues for the three months ended September 30, 2005 and 2004. Our Asia-Pacific colocation revenues are similar to the revenues that we generate from our U.S. IBX centers; however, our Singapore IBX center has additional managed infrastructure service revenue, such as mail service and managed platform solutions, which we do not currently offer in any other IBX center location. The growth in our Asia-Pacific revenues is primarily the result of an increase in the customer base in this region during the past year, particularly in Hong Kong, Sydney and Tokyo. We expect our Asia-Pacific revenues to continue to grow over the foreseeable future.

Cost of Revenues. Cost of revenues were $41.0 million for the three months ended September 30, 2005 as compared to $34.3 million for the three months ended September 30, 2004, a 19% increase. The largest cost components of our cost of revenues are depreciation, rental payments related to our leased IBX centers, utility costs including electricity and bandwidth, IBX employees’ salaries and benefits, supplies and equipment and security services. A substantial majority of our cost of revenues are fixed in nature and do not vary significantly from period to period. However, there are certain costs, which are considered variable in nature, including utilities and supplies, that are directly related to growth of services in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will increase in the future on a per unit or fixed basis in addition to on a customer growth or variable basis. In addition, the cost of electricity is generally higher in the summer months compared to other times of the year.

U.S. Cost of Revenues. U.S. cost of revenues were $35.9 million for the three months ended September 30, 2005 as compared to $29.8 million for the three months ended September 30, 2004. U.S. cost of revenues for the three months ended September 30, 2005 included (i) $14.6 million of depreciation expense and (ii) $351,000 of accretion expense comprised of our asset retirement obligation for our various leaseholds and the two leases for which we took a restructuring charge in the fourth quarter of 2004, as we are now accreting the related liability to exit these two leases to an amount equal to the total estimated future cash payments needed. U.S. cost of revenues for the three months ended September 30, 2004 included (i) $12.5 million of depreciation expense, (ii) $13,000 of stock-based compensation expense, (iii) $91,000 of accretion expense associated with our asset retirement obligation for our various leaseholds and (iv) $41,000 of amortization expense associated with an intangible asset associated with our Santa Clara IBX center that became fully amortized in December 2004. Our U.S. cost of revenues for the three months ended September 30, 2005 also included $1.8 million of other operating costs associated with the recently acquired Washington, D.C. and Silicon Valley metro area IBX centers, which opened for business in the fourth quarter of 2004 and first quarter of 2005, respectively, and our other recently acquired Silicon Valley IBX center and our recently purchased Los Angeles metro area IBX center, both of which won’t be available to customers until 2006. Excluding depreciation, stock-based compensation, accretion expense, amortization expense and the costs associated with operating these new IBX centers, U.S. cost of revenues increased period over period to $19.1 million for the three months ended September 30, 2005 from $17.2 million for the three months ended September 30, 2004, an 11% increase. This increase is primarily the result of increasing utility costs in line with increasing customer installations and revenues attributed to customer growth. We continue to anticipate that our cost of revenues will increase in the foreseeable future as the occupancy levels in our U.S. IBX centers increase and as the costs attributed to newly-acquired IBX centers in the Silicon Valley, Chicago and Los Angeles metro areas commence more fully in the fourth quarter of 2005. However, a portion of our expected increase in U.S. cost of revenues will be partially offset by a reduction in rent expense as a result of our October 2005 purchase of the Ashburn campus where our first Washington, D.C. metro area IBX center is located. We expect that this savings in rent expense will be approximately $530,000 per quarter, commencing partially in the fourth quarter of 2005, although this decrease in rent expense will be somewhat mitigated by an increased level of depreciation for this property. In addition, U.S. cost of revenues would also decrease as a result of the San Jose ground lease termination, which is expected to close before the end of the year.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues were $5.1 million for the three months ended September 30, 2005 as compared to $4.5 million for the three months ended September 30, 2004. Asia-Pacific cost of revenues for the three months ended September 30, 2005 included $845,000 of depreciation expense and $65,000 of non-cash rent expense associated with the value attributed to warrants issued in May 2004 to our landlord in connection with a lease amendment for our Hong Kong IBX center. Asia-Pacific cost of revenues for the three months ended September 30, 2004 included $941,000 of depreciation expense and $64,000 of non-cash rent expense. Excluding depreciation and non-cash rent expense, Asia-Pacific cost of revenues increased period over period to $4.2 million for the three months ended September 30, 2005 from $3.5 million for the three months ended September 30, 2004, a 20% increase. This increase is primarily the result of increasing utility and bandwidth costs in line with increasing customer installations and revenues attributed to this customer growth. Our Asia-Pacific cost of revenues are generated in Hong Kong, Singapore, Sydney and Tokyo. There are several managed infrastructure service revenue streams unique to our Singapore IBX center, such as mail service and managed platform solutions, that are more labor intensive than our service offerings in the United States. As a result, our Singapore IBX center has a greater number of employees than any of our other IBX centers, and therefore, a greater labor cost relative to our other IBX centers in the United States or other Asia-Pacific locations. We anticipate that our Asia-Pacific cost of revenues will experience moderate growth in the foreseeable future consistent with our anticipated growth in revenues.

Sales and Marketing. Sales and marketing expenses increased to $4.8 million for the three months ended September 30, 2005 from $4.4 million for the three months ended September 30, 2004.

U.S. Sales and Marketing Expenses. U.S. sales and marketing expenses increased to $4.1 million for the three months ended September 30, 2005 from $3.3 million for the three months ended September 30, 2004. Included in U.S. sales and marketing expenses for the three months ended September 30, 2005 were $248,000 of stock-based compensation expense and $15,000 of amortization expense associated with an intangible asset in connection with our Santa Clara IBX center. Included in U.S. sales and marketing expenses for the three months ended September 30, 2004 was $6,000 of stock-based compensation expense and $14,000 of amortization expense associated with an intangible asset in connection with our Santa Clara IBX center. The increase in the stock-based compensation expense period over period is a result of the non-cash charge attributed to restricted stock awards granted to our sales and marketing executive officers in the first quarter of 2005. Excluding stock-based compensation and amortization expense, U.S. sales and marketing expenses increased to $3.8 million for the three months ended September 30, 2005 as compared to $3.3 million for the three months ended September 30, 2004, a 16% increase. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. This increase is primarily due to approximately $640,000 of higher compensation costs, including increases in sales compensation related to strong new customer bookings throughout 2005, general salary increases and bonuses for our marketing staff and non-commissioned sales staff, as well as some moderate headcount growth (67 U.S. sales and marketing employees as of September 30, 2005 versus 65 as of September 30, 2004). Going forward, we expect to see U.S. sales and marketing spending increase nominally in absolute dollars as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. Asia-Pacific sales and marketing expenses decreased to $751,000 for the three months ended September 30, 2005 as compared to $1.1 million for the three months ended September 30, 2004. Included in Asia-Pacific sales and marketing expenses for the three months ended September 30, 2004 were $455,000 of amortization expense associated with several intangible assets associated with our Singapore operations, which became fully amortized in December 2004. Excluding amortization expense, Asia-Pacific sales and marketing expenses increased to $751,000 during the three months ended September 30, 2005 as compared to $668,000 in the prior period, an increase of 12%. This increase is primarily due to approximately $130,000 of higher compensation costs, primarily due to some moderate headcount growth (27 Asia-Pacific sales and marketing employees as of September 30, 2005 versus 24 as of September 30, 2004). Our Asia-Pacific sales and marketing expenses consist of the same type of costs that we incur in our U.S. operations, namely compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. Our Asia-Pacific sales and marketing expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. We expect that our Asia-Pacific sales and marketing expenses will experience some moderate growth in the foreseeable future.

General and Administrative. General and administrative expenses increased to $12.1 million for the three months ended September 30, 2005 from $8.3 million for the three months ended September 30, 2004.

U.S. General and Administrative Expenses. U.S. general and administrative expenses increased to $10.0 million for the three months ended September 30, 2005 as compared to $6.7 million for the three months ended September 30, 2004. Included in U.S. general and administrative expenses for the three months ended September 30, 2005 were $1.1 million of stock-based compensation expense and $416,000 of depreciation expense. Included in U.S. general and administrative expenses for the three months ended September 30, 2004 were $140,000 of stock-based compensation expense and $316,000 of depreciation expense. The increase in the stock-based compensation expense period over period is a result of the non-cash charge attributed to restricted stock awards granted to our executive officers in the first quarter of 2005. Excluding stock-based compensation expense and depreciation expense, U.S. general and administrative expenses increased to $8.5 million for the three months ended September 30, 2005, as compared to $6.2 million for the prior period, a 37% increase. This increase is primarily due to approximately $2.0 million of higher compensation costs, including general salary increases, bonuses, headcount growth (150 U.S. general and administrative employees as of September 30, 2005 versus 117 as of September 30, 2004) and $597,000 related to an accrued severance charge, as well as an increase in professional fees, primarily in connection with our overall expansion and growth efforts. General and administrative expenses, excluding stock-based compensation and depreciation, consist primarily of salaries and related expenses, accounting, legal and other professional service fees and other general corporate expenses such as our corporate headquarter office lease. Going forward, we expect U.S. general and administrative spending to increase moderately in absolute dollars as we continue to scale our operations to support our growth.

Asia-Pacific General and Administrative Expenses. Asia-Pacific general and administrative expenses increased to $2.1 million for the three months ended September 30, 2005 as compared to $1.6 million for the three months ended September 30, 2004. Included in Asia-Pacific general and administrative expenses were $60,000 and $82,000, respectively, of depreciation expense for the three months ended September 30, 2005 and 2004. Excluding depreciation, Asia-Pacific general and administrative expenses increased to $2.0 million for the three months ended September 30, 2005, as compared to $1.5 million for the prior period, a 27% increase. This increase is primarily due to approximately $370,000 of higher compensation costs, including general salary increases and bonuses, as well as some headcount growth (86 Asia-Pacific general and administrative employees as of September 30, 2005 versus 69 as of September 30, 2004). Our Asia-Pacific general and administrative expenses consist of the same type of costs that we incur in our U.S. operations, namely salaries and related expenses, accounting, legal and other professional service fees and other general corporate expenses. Our Asia-Pacific general and administrative expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. Our Asia-Pacific headquarter office is located in Singapore. Most of the corporate overhead support functions that we have in the U.S. also reside in our Singapore office in order to support our Asia-Pacific operations. In addition, we have separate office locations in Tokyo and Hong Kong. We expect that our Asia-Pacific general and administrative expenses will experience some moderate growth in the foreseeable future.

Interest Income. Interest income increased to $1.1 million from $335,000 for the three months ended September 30, 2005 and 2004, respectively. Interest income increased due to higher average cash, cash equivalent and short-term and long-term investment balances held in interest-bearing accounts during these periods, as well as higher yields on those balances due to increased interest rates.

Interest Expense. Interest expense decreased to $1.9 million from $2.4 million for the three months ended September 30, 2005 and 2004, respectively. During the quarter ended March 31, 2005, we converted 95% of the outstanding 14% convertible secured notes and unpaid interest held by STT Communications Ltd. into 4.1 million shares of our preferred stock (which was subsequently converted into 4.1 million shares of our common stock in February 2005), which has significantly reduced our interest expense. However, the decrease in interest expense associated with this conversion is partially offset by interest expense associated with the capital lease we recorded in connection with the Washington, D.C. metro area IBX center during the fourth quarter of 2004 and the debt facility we recorded in connection with the Silicon Valley metro area IBX center equipment and fiber during the first quarter of 2005, which both bear interest at 8.50%. In addition, interest expense will continue to increase, commencing in the fourth quarter of 2005, as a result of the capital lease for equipment we will record in connection with our Sunnyvale IBX acquisition in October 2005 and the debt facility for equipment we will record in connection with our Chicago IBX acquisition in November 2005, which both bear interest at 7.50%, as well as the $30.0 million drawdown from our $50.0 million Silicon Valley Bank revolving credit line during October 2005, which bears interest at an initial rate of 5.72%. Furthermore, as a result of the Los Angeles IBX sale-leaseback and Ashburn campus financing transactions, both of which we expect to close before the end of the year, interest expense will further increase.

Income Taxes. A full valuation allowance is recorded against our deferred tax assets as management cannot conclude, based on available objective evidence, when it is more likely than not that the net value of its deferred tax assets will be realized. However, for the three months ended September 30, 2005, we recorded an income tax provision of $164,000. For the three months ended September 30, 2004, we recorded no income tax expense. We have previously not incurred any significant income tax expense since inception and we do not expect to incur any significant income tax expense during 2005 and 2006 other than alternative minimum tax.

Nine Months Ended September 30, 2005 and 2004

Revenues. Our revenues for the nine months ended September 30, 2005 and 2004 were split between the following revenue classifications (dollars in thousands):

	Nine months ended September 30,
	2005	%	2004	%
Recurring revenues	$149,623	94%	$111,811	94%

Non-recurring revenues:
Installation and professional services	8,777	5%	5,982	5%
Other	859	1%	889	1%

	9,636	6%	6,871	6%

Total revenues	$159,259	100%	$118,682	100%

Our revenues for the nine months ended September 30, 2005 and 2004 were geographically comprised of the following (dollars in thousands):

	Nine months ended September 30,
	2005	%	2004	%
U.S. revenues	$137,927	87%	$102,893	87%
Asia-Pacific revenues	21,332	13%	15,789	13%

Total revenues	$159,259	100%	$118,682	100%

We recognized revenues of $159.3 million for the nine months ended September 30, 2005 as compared to revenues of $118.7 million for the nine months ended September 30, 2004, a 34% increase. We segment our business geographically between the U.S. and Asia-Pacific as further discussed below.

Our business is based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure services. We consider these services recurring as our customers are billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues are a significant component of our total revenues comprising greater than 90% of our total revenues for the nine months ended September 30, 2005 and 2004. Historically, approximately half of our then existing customers order new services in any given quarter representing greater than half of the new orders each quarter.

Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services that we perform. These services are considered to be non-recurring as they are billed typically once and only upon completion of the installation or professional services work performed. The non-recurring revenues are typically billed on the first invoice distributed to the customer. As a percent of total revenues, we expect non-recurring revenues to represent less than 10% of total revenues for the foreseeable future. Other non-recurring revenues are comprised primarily of customer settlements, which represent fees paid to us by customers who wish to terminate their contracts with us prior to their expiration.

In addition to reviewing recurring versus non-recurring revenues, we look at two other primary metrics when we analyze our revenues: 1) customer count and 2) weighted-average percentage utilization. Our customer count increased to 1,093 as of September 30, 2005 versus 896 as of September 30, 2004, an increase of 22%. Our weighted-average utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Our weighted-average utilization rate grew to 51% as of September 30, 2005 from 43% as of September 30, 2004; however, excluding the impact of our recent expansions in the Washington, D.C. and Silicon Valley area markets, our weighted-average utilization rate would have been 55% as of September 30, 2005. Although we have substantial capacity for growth, our utilization rates vary from market to market among our IBX centers in the eleven markets across the U.S. and Asia-Pacific. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. In addition, power and cooling requirements for some customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of draw our customers take from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. We could face power limitations in our centers even though we may have additional physical capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows. Therefore, consistent with our recent expansions in the Washington, D.C., Silicon Valley, Chicago and Los Angeles metro area markets, we will continue to closely manage available space and power capacity in each of our operating markets and expect to continue to make strategic and selective expansions to our global footprint when and where appropriate.

U.S. Revenues. We recognized U.S. revenues of $137.9 million for the nine months ended September 30, 2005 as compared to $102.9 million for the nine months ended September 30, 2004. U.S. revenues consisted of recurring revenues of $129.8 million and $97.3 million, respectively, for the nine months ended September 30, 2005 and 2004, a 33% increase. U.S. recurring revenues consist primarily of colocation and interconnection services plus a nominal amount of managed infrastructure services. U.S. recurring revenues for the nine months ended September 30, 2005 included $4.7 million of revenue generated from the recently acquired Washington, D.C. area and Silicon Valley area IBX centers, which opened for business in the fourth quarter of 2004 and first quarter of 2005, respectively. Excluding revenues from these recently acquired U.S. IBX centers, the period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customer growth acquired during the period as reflected in the growth in our customer count and weighted-average utilization rate as discussed above. We expect our U.S. recurring revenues to continue to grow and remain our most significant source of revenue for the foreseeable future.

In addition, U.S. revenues consisted of non-recurring revenues of $8.1 million and $5.6 million, respectively, for the nine months ended September 30, 2005 and 2004. Non-recurring revenues are primarily related to the recognized portion of deferred installation, professional services and settlement fees associated with certain contract terminations. Included in U.S. non-recurring revenues are settlement fees of $817,000 and $609,000, respectively, for the nine months ended September 30, 2005 and 2004. Offsetting some of this non-recurring revenue for the three months ended September 30, 2005, were service level credits that we recorded totaling $607,000 that were issued or will be issued to certain of our customers related to two separate power outages in our Chicago and Washington, D.C. metro area IBX centers. There were no significant service level credits recorded in the nine months ended September 30, 2004. Excluding settlements and service level credits, U.S. non-recurring revenues, consisting of the recognized portion of deferred installation and professional services, increased 59% period over period, primarily due to strong existing and new customer growth during the year, as well as the completion of certain custom projects for the U.S. government during the quarter ended March 31, 2005. Excluding any settlement fees or service level credits that we may recognize or issue in the future, we expect our U.S. non-recurring revenues to stay relatively flat in the foreseeable future.

Asia-Pacific Revenues. We recognized Asia-Pacific revenues of $21.3 million for the nine months ended September 30, 2005 as compared to $15.8 million for the nine months ended September 30, 2004, a 35% increase. Asia-Pacific revenues consisted of recurring revenues of $19.8 million and $14.5 million, respectively, for the nine months ended September 30, 2005 and 2004, consisting primarily of colocation and managed infrastructure services. In addition, Asia-Pacific revenues consisted of non-recurring revenues of $1.5 million and $1.3 million, respectively, for the nine months ended September 30, 2005 and 2004. Asia-Pacific non-recurring revenues included $42,000 and $280,000, respectively, of contract settlement revenue for the nine months ended September 30, 2005 and 2004. There were no settlement fees recognized for the nine months ended September 30, 2005. Asia-Pacific revenues are generated from Hong Kong, Singapore, Sydney and Tokyo, with Singapore representing approximately 46% and 53%, respectively, of the regional revenues for the nine months ended September 30, 2005 and 2004. Our Asia-Pacific colocation revenues are similar to the revenues that we generate from our U.S. IBX centers; however, our Singapore IBX center has additional managed infrastructure service revenue, such as mail service and managed platform solutions, which we do not currently offer in any other IBX center location. The growth in our Asia-Pacific revenues is primarily the result of an increase in the customer base in this region during the past year, particularly in Hong Kong, Sydney and Tokyo. We expect our Asia-Pacific revenues to continue to grow over the foreseeable future.

Cost of Revenues. Cost of revenues were $116.6 million for the nine months ended September 30, 2005 as compared to $102.2 million for the nine months ended September 30, 2004, a 14% increase. The largest cost components of our cost of revenues are depreciation, rental payments related to our leased IBX centers, utility costs including electricity and bandwidth, IBX employees’ salaries and benefits, supplies and equipment and security services. A substantial majority of our cost of revenues are fixed in nature and do not vary significantly from period to period. However, there are certain costs, which are considered variable in nature, including utilities and supplies, that are directly related to growth of services in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will increase in the future on a per unit or fixed basis in addition to on a customer growth or variable basis. In addition, the cost of electricity is generally higher in the summer months compared to other times of the year.

U.S. Cost of Revenues. U.S. cost of revenues were $101.5 million for the nine months ended September 30, 2005 as compared to $88.6 million for the nine months ended September 30, 2004. U.S. cost of revenues for the nine months ended September 30, 2005 included (i) $42.2 million of depreciation expense and (ii) $1.0 million of accretion expense comprised of our asset retirement obligation for our various leaseholds and the two leases for which we took a restructuring charge in the fourth quarter of 2004, as we are now accreting the related liability to exit these two leases to an amount equal to the total estimated future cash payments needed. U.S. cost of revenues for the nine months ended September 30, 2004 included (i) $37.5 million of depreciation expense, (ii) $35,000 of stock-based compensation expense, (iii) $258,000 of accretion expense associated with our asset retirement obligation for our various leaseholds and (iv) $121,000 of amortization expense associated with an intangible asset associated with our Santa Clara IBX center that became fully amortized in December 2004. Our U.S. cost of revenues for the nine months ended September 30, 2005 also included $4.6 million of other operating costs associated with the recently acquired Washington, D.C. and Silicon Valley metro area IBX centers, which opened for business in the fourth quarter of 2004 and first quarter of 2005, respectively, and our other recently acquired Silicon Valley IBX center and our recently purchased Los Angeles metro area IBX center, both of which won’t be available to customers until 2006. Excluding depreciation, stock-based compensation, accretion expense, amortization expense and the costs associated with operating these new IBX centers, U.S. cost of revenues increased period over period to $53.7 million for the nine months ended September 30, 2005 from $50.7 million for the nine months ended September 30, 2004, a 6% increase. This increase is primarily the result of increasing utility costs in line with increasing customer installations and revenues attributed to customer growth. We continue to anticipate that our cost of revenues will increase in the foreseeable future as the occupancy levels in our U.S. IBX centers increase and as the costs attributed to newly-acquired IBX centers in the Silicon Valley, Chicago and Los Angeles metro areas commence more fully in the fourth quarter of 2005. However, a portion of our expected increase in U.S. cost of revenues will be partially offset by a reduction in rent expense as a result of our October 2005 purchase of the Ashburn campus where our Washington, D.C. metro area IBX center is located. We expect that this savings in rent expense will be approximately $530,000 per quarter, commencing partially in the fourth quarter of 2005, although this decrease in rent expense will be somewhat mitigated by an increased level of depreciation for this property. In addition, U.S. cost of revenues would also decrease as a result of the San Jose ground lease termination, which is expected to close before the end of the year.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues were $15.1 million for the nine months ended September 30, 2005 as compared to $13.6 million for the nine months ended September 30, 2004. Asia-Pacific cost of revenues for the nine months ended September 30, 2005 included $2.9 million of depreciation expense and $195,000 of non-cash rent expense associated with the value attributed to warrants issued in May 2004 to our landlord in connection with a lease amendment for our Hong Kong IBX center. Asia-Pacific cost of revenues for the nine months ended September 30, 2004 included $2.7 million of depreciation expense and $129,000 of non-cash rent expense. Excluding depreciation and non-cash rent expense, Asia-Pacific cost of revenues increased period over period to $12.0 million for the nine months ended September 30, 2005 from $10.8 million for the nine months ended September 30, 2004, a 12% increase. This increase is primarily the result of increasing utility and bandwidth costs in line with increasing customer installations and revenues attributed to this customer growth. Our Asia-Pacific cost of revenues are generated in Hong Kong, Singapore, Sydney and Tokyo. There are several managed infrastructure service revenue streams unique to our Singapore IBX center, such as mail service and managed platform solutions, that are more labor intensive than our service offerings in the United States. As a result, our Singapore IBX center has a greater number of employees than any of our other IBX centers, and therefore, a greater labor cost relative to our other IBX centers in the United States or other Asia-Pacific locations. We anticipate that our Asia-Pacific cost of revenues will experience moderate growth in the foreseeable future consistent with our anticipated growth in revenues.

Sales and Marketing. Sales and marketing expenses increased to $14.8 million for the nine months ended September 30, 2005 from $13.5 million for the nine months ended September 30, 2004.

U.S. Sales and Marketing Expenses. U.S. sales and marketing expenses increased to $12.6 million for the nine months ended September 30, 2005 from $9.9 million for the nine months ended September 30, 2004. Included in U.S. sales and marketing expenses for the nine months ended September 30, 2005 were $1.1 million of stock-based compensation expense and $45,000 of amortization expense associated with an intangible asset in connection with our Santa Clara IBX center. Included in U.S. sales and marketing expenses for the nine months ended September 30, 2004 was $51,000 of stock-based compensation expense and $44,000 of amortization expense associated with an intangible asset in connection with our Santa Clara IBX center. The increase in the stock-based compensation expense period over period is a result of the non-cash charge attributed to restricted stock awards granted to our sales and marketing executive officers in the first quarter of 2005. Excluding stock-based compensation and amortization expense, U.S. sales and marketing expenses increased to $11.4 million for the nine months ended September 30, 2005 as compared to $9.8 million for the nine months ended September 30, 2004, a 16% increase. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. This increase is primarily due to approximately $1.7 million of higher compensation costs, including increases in sales compensation related to strong new customer bookings throughout 2005, general salary increases and bonuses for our marketing staff and non-commissioned sales staff, as well as some moderate headcount growth (67 U.S. sales and marketing employees as of September 30, 2005 versus 65 as of September 30, 2004). Going forward, we expect to see U.S. sales and marketing spending increase nominally in absolute dollars as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. Asia-Pacific sales and marketing expenses decreased to $2.2 million for the nine months ended September 30, 2005 as compared to $3.6 million for the nine months ended September 30, 2004. Included in Asia-Pacific sales and marketing expenses for the nine months ended September 30, 2004 were $1.4 million of amortization expense associated with several intangible assets associated with our Singapore operations, which became fully amortized in December 2004. Excluding amortization expense, Asia-Pacific sales and marketing expenses remained flat at $2.2 million during both the nine months ended September 30, 2005 and 2004. While there was an increase of approximately $130,000 in higher compensation costs during this period, primarily due to some moderate headcount growth (27 Asia-Pacific sales and marketing employees as of September 30, 2005 versus 24 as of September 30, 2004), this growth was offset by overall reductions in other discretionary spending in this area. Our Asia-Pacific sales and marketing expenses consist of the same type of costs that we incur in our U.S. operations, namely compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. Our Asia-Pacific sales and marketing expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. We expect that our Asia-Pacific sales and marketing expenses will experience some moderate growth in the foreseeable future.

General and Administrative. General and administrative expenses increased to $33.6 million for the nine months ended September 30, 2005 from $24.5 million for the nine months ended September 30, 2004.

U.S. General and Administrative Expenses. U.S. general and administrative expenses increased to $27.7 million for the nine months ended September 30, 2005 as compared to $19.6 million for the nine months ended September 30, 2004. Included in U.S. general and administrative expenses for the nine months ended September 30, 2005 were $5.1 million of stock-based compensation expense and $1.2 million of depreciation expense. Included in U.S. general and administrative expenses for the nine months ended September 30, 2004 were $933,000 of stock-based compensation expense and $1.4 million of depreciation expense. The increase in the stock-based compensation expense period over period is a result of the non-cash charge attributed to restricted stock awards granted to our executive officers in the first quarter of 2005. Excluding stock-based compensation expense and depreciation expense, U.S. general and administrative expenses increased to $21.4 million for the nine months ended September 30, 2005, as compared to $17.2 million for the prior period, a 24% increase. This increase is primarily due to approximately $3.8 million of higher compensation costs, including general salary increases, bonuses, headcount growth (150 U.S. general and administrative employees as of September 30, 2005 versus 117 as of September 30, 2004) and $597,000 related to an accrued severance charge, as well as an increase in professional fees, primarily in connection with our overall expansion and growth efforts. General and administrative expenses, excluding stock-based compensation and depreciation, consist primarily of salaries and related expenses, accounting, legal and other professional service fees and other general corporate expenses such as our corporate headquarter office lease. Going forward, we expect U.S. general and administrative spending to increase moderately in absolute dollars as we continue to scale our operations to support our growth.

Asia-Pacific General and Administrative Expenses. Asia-Pacific general and administrative expenses increased to $5.9 million for the nine months ended September 30, 2005 as compared to $4.9 million for the nine months ended September 30, 2004. Included in Asia-Pacific general and administrative expenses were $223,000 and $285,000, respectively, of depreciation expense for the nine months ended September 30, 2005 and 2004. Excluding depreciation, Asia-Pacific general and administrative expenses increased to $5.6 million for the nine months ended September 30, 2005, as compared to $4.6 million for the prior period, a 21% increase. This increase is primarily due to approximately $820,000 of higher compensation costs, including general salary increases and bonuses, as well as some headcount growth (86 Asia-Pacific general and administrative employees as of September 30, 2005 versus 69 as of September 30, 2004). Our Asia-Pacific general and administrative expenses consist of the same type of costs that we incur in our U.S. operations, namely salaries and related expenses, accounting, legal and other professional service fees and other general corporate expenses. Our Asia-Pacific general and administrative expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. Our Asia-Pacific headquarter office is located in Singapore. Most of the corporate overhead support functions that we have in the U.S. also reside in our Singapore office in order to support our Asia-Pacific operations. In addition, we have separate office locations in Tokyo and Hong Kong. We expect that our Asia-Pacific general and administrative expenses will experience some moderate growth in the foreseeable future.

Interest Income. Interest income increased to $2.6 million from $819,000 for the nine months ended September 30, 2005 and 2004, respectively. Interest income increased due to higher average cash, cash equivalent and short-term and long-term investment balances held in interest-bearing accounts during these periods, as well as higher yields on those balances due to increased interest rates.

Interest Expense. Interest expense decreased to $6.3 million from $8.8 million for the nine months ended September 30, 2005 and 2004, respectively. During the quarter ended March 31, 2004, with the proceeds from the convertible debenture offering, we paid off the remaining credit facility and two other smaller debt facilities, as well as redeemed the remaining 13% senior notes that were outstanding. Furthermore, in March 2004, the $10.0 million 10% convertible secured notes issued in connection with the Crosslink financing were converted to 2.5 million shares of our common stock. As a result of the repayments, redemption and conversion of our older debt facilities, which have been replaced with our $86.3 million 2.5% convertible subordinated debentures, our interest expense commencing with the second quarter of 2004 has been significantly reduced. In addition, during the quarter ended March 31, 2005, we converted 95% of the outstanding 14% convertible secured notes and unpaid interest held by STT Communications Ltd. into 4.1 million shares of our preferred stock, which was subsequently converted into 4.1 million shares of our common stock in February 2005. All of these decreases in interest expense are partially offset by interest expense associated with the capital lease we recorded in connection with the Washington, D.C. metro area IBX center during the fourth quarter of 2004 and the debt facility we recorded in connection with the Silicon Valley metro area IBX center equipment and fiber during the first quarter of 2005, which both bear interest at 8.50%. In addition, interest expense will continue to increase, commencing in the fourth quarter of 2005, as a result of the capital lease for equipment we will record in connection with our Sunnyvale IBX acquisition in October 2005 and the debt facility for equipment we will record in connection with our Chicago IBX acquisition in November 2005, which both bear interest at 7.50%, as well as the $30.0 million drawdown from our $50.0 million Silicon Valley Bank revolving credit line during October 2005, which bears interest at an intial rate of 5.72%. Furthermore, as a result of the Los Angeles IBX sale-leaseback and Ashburn campus financing transactions, both of which we expect to close before the end of the year, interest expense will further increase.

Loss on Debt Extinguishment and Conversion. In February 2004, with the proceeds from the convertible debenture offering, we paid off the remaining credit facility and two other debt facilities, as well as redeemed the remaining 13% senior notes that were outstanding at a premium of 106.5% through March 2004. In addition, in March 2004, the 10% $10.0 million convertible secured notes issued in connection with the Crosslink financing, and which had a beneficial conversion feature, were converted to 2.5 million shares of our common stock. As a result of these various repayments, redemption and conversion of our older debt facilities, we recorded a loss on debt extinguishment and conversion of $16.2 million, comprised primarily of the write-off of the various debt issuance costs and discounts associated with these various debt facilities totaling $13.7 million, as well as the premium paid to the holders of our 13% senior notes required to redeem these early and other cash transaction costs totaling $2.5 million. There was no loss recorded in connection with the STT convertible secured notes conversion during the nine months ended September 30, 2005 as the STT convertible secured notes did not have a beneficial conversion feature at the time of issuance on December 31, 2002.

Income Taxes. A full valuation allowance is recorded against our deferred tax assets as management cannot conclude, based on available objective evidence, when it is more likely than not that the net value of its deferred tax assets will be realized. However, for the nine months ended September 30, 2005 and 2004, we recorded $553,000 and $200,000, respectively, of income tax expense, primarily representing income taxes related to alternative minimum tax. We have previously not incurred any significant income tax expense since inception and we do not expect to incur any significant income tax expense during 2005 and 2006 other than alternative minimum tax.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital requirements primarily through the issuance of various debt and equity instruments, for aggregate gross proceeds of $1.1 billion. As of September 30, 2005, our total indebtedness was comprised of (i) non-convertible debt totaling approximately $79.5 million from our Washington D.C. metro area IBX capital lease, San Jose IBX equipment and fiber debt facility, Sunnyvale IBX equipment capital lease and Chicago IBX equipment debt facility and (ii) convertible debt totaling $88.3 million from our convertible secured notes and convertible subordinated debentures as outlined below. In addition, in October 2005, we drew down $30.0 million from the $50.0 million Silicon Valley Bank revolving credit line, which is non-convertible debt, as outlined below.

As of September 30, 2005, our principal source of liquidity was our $108.3 million of cash, cash equivalents and short-term and long-term investments. We believe that this cash, coupled with our anticipated cash flows generated from operations, will be sufficient to meet our capital expenditure, debt service and corporate overhead requirements to meet our currently identified business objectives. In addition, as of the date of filing of this report on Form 10-Q, we had $14.8 million of additional liquidity available to us under our $50.0 million Silicon Valley Bank revolving credit line in the event we need additional cash to pursue attractive strategic opportunities that may become available in the future.

While we had generated negative operating cash flow in each annual period since inception through 2003, commencing with the quarter ended September 30, 2003 we started to generate positive operating cash flow. Since then, we have generated cash flow from our operations during 2004 and the first nine months of 2005 and expect this trend to continue throughout the remainder of 2005 and 2006 and to be in an amount sufficient to meet our cash requirements to fund our capital expenditures, debt service and corporate overhead requirements (excluding the purchase, sale and maturities of our short-term and long-term investments). However, given our limited operating history, we may not achieve our desired levels of profitability in the future. See “Other Factors Affecting Operating Results.”

Uses of Cash

Net cash provided by our operating activities was $49.0 million and $26.3 million for the nine months ended September 30, 2005 and 2004, respectively. We continue to experience strong collections of our accounts receivables. As described above, we expect that we will continue to generate cash from our operating activities throughout 2005 and 2006.

Net cash used in our investing activities was $39.0 million and $33.9 million, respectively, for the nine months ended September 30, 2005 and 2004. Net cash used in investing activities for both periods was primarily the result of the net purchases of our short-term and long-term investments, as well as capital expenditures required to bring our recently acquired IBX centers in the Silicon Valley and Washington, D.C. metro areas to Equinix standards and to support our growing customer base. In addition, for the nine months ended September 30, 2005, we purchased a new IBX center in Los Angeles for $34.7 million in a transaction we refer to as the Los Angeles IBX acquisition which we paid for in cash in September 2005. For 2005 and 2006, we anticipate that our cash used in investing activities, excluding the purchases, sales and maturities of short-term and long-term investments, will primarily be for our capital expenditures as well as any additional purchases of real estate, such as our recent purchase of the Ashburn campus in the Washington, D.C. metro area in October 2005 for $53.0 million, plus closing costs, as well as the costs to bring these recently-acquired IBX centers to our standards. Regarding the Los Angeles IBX acquisition, in October 2005, we entered into a purchase and sale agreement to sell the this Los Angeles IBX for $38.7 million and to lease it back from the purchaser pursuant to a long-term lease, which we expect to close before the end of the year. Regarding the Ashburn IBX property acquisition, we intend to sell those buildings within the Ashburn campus that will not be used for our current operations or expansion plans.

Net cash provided by financing activities was $6.7 million and $15.9 million for the nine months ended September 30, 2005 and 2004, respectively. Net cash provided by financing activities for the nine months ended September 30, 2005, was primarily the result of proceeds from the exercises of warrants and employee stock options and purchases from our employee stock purchase plans, offset primarily by principal payments for our debt facility and capital lease obligation. Net cash provided by financing activities for the nine months ended September 30, 2004, was primarily the result of the $86.3 million in gross proceeds from our convertible debenture offering, offset by $74.0 million in payments on our credit facility, senior notes and other debt facilities and capital lease obligations, as well as debt extinguishment costs associated with paying down these facilities. In October 2005, we drew down $30.0 million of the $50.0 million Silicon Valley Bank revolving credit line. In addition, regarding the October 2005 purchase of the Ashburn campus, we subsequently entered into a non-binding letter of intent to finance the Ashburn campus with a $60.0 million, 8% mortgage to be amortized over 20 years, which we currently expect to close before the end of the year.

Debt Obligations – Non-Convertible Debt

As of September 30, 2005, our non-convertible debt totaled $79.5 million and was comprised of our (i) Washington D.C. metro area IBX capital lease, (ii) San Jose IBX equipment and fiber debt facility, (iii) Sunnyvale IBX equipment capital lease and (iv) Chicago IBX equipment debt facility. In addition, in October 2005, we drew down $30.0 million of the $50.0 million Silicon Valley Bank revolving credit line. Furthermore, as of the date of filing of this report on Form 10-Q, we had $14.8 million of additional liquidity available to us under the $50.0 million Silicon Valley Bank revolving credit line.

Washington D.C. Metro Area IBX Capital Lease. In April 2004, we entered into a long-term lease for a 95,000 square foot data center in the Washington, D.C. metro area. The center is adjacent to our existing Washington D.C. metro area IBX. This lease, which includes the leasing of all of the IBX plant and machinery equipment located in the building, is a capital lease. We took possession of this property during the fourth quarter of 2004, and as a result, recorded property and equipment assets, as well as a capital lease obligation, totaling $35.3 million. Payments under this lease, which commenced in November 2004, will be made monthly through 2019 at an effective interest rate of 8.50% per annum. As of September 30, 2005, principal of $34.7 million remained outstanding under this lease.

San Jose IBX Equipment and Fiber Debt Facility. In December 2004, we entered into a long-term lease for a 103,000 square foot data center in San Jose, and at the same time entered into separate agreements to purchase the equipment located within this new IBX center and to interconnect all three of our Silicon Valley area IBX centers to each other through redundant dark fiber links. Under U.S. generally accepted accounting principles, these three separate agreements are considered to be a single arrangement. Furthermore, while the building component of this transaction is classified as a long-term operating lease, the equipment and fiber portions of the transaction are classified as financed assets under a debt facility. We took possession of this property during the first quarter of 2005, and as a result, recorded property and equipment and prepaid fiber assets, as well as debt, totaling $18.7 million. Payments under this debt facility will be made monthly through May 2020 at an effective interest rate of 8.50% per annum. As of September 30, 2005, principal of $15.0 million remained outstanding under this debt facility.

Sunnyvale IBX Equipment Capital Lease. In June 2005, we entered into a long-term lease for a 120,000 square foot data center in Sunnyvale, California. This lease includes the leasing of all of the IBX plant and machinery equipment located within the building. As a result, we assessed the fair value of both the building and equipment elements of this lease and then assigned the relative fair value to each element. We determined that the building component of the lease is a long-term operating lease and the equipment portion of the lease is a capital lease. We will take possession of this property in October 2005, and as a result, will record IBX equipment assets, as well as a capital lease obligation liability, totaling approximately $20.1 million at that time. Payments under the capital lease portion of this lease will be made monthly, commencing October 2005 through September 2020, at an effective interest rate of approximately 7.50% per annum. Principal of approximately $20.1 million will be recorded on our balance sheet in October 2005. Our proposed accounting treatment of this lease is based on our preliminary assessment. Our final accounting treatment for this lease will be completed in the fourth quarter of 2005.

Chicago IBX Equipment Debt Facility. In July 2005, we entered into a long-term lease for a 107,000 square foot data center in Chicago, and at the same time entered into a separate agreement to purchase the equipment located within this IBX center. Under U.S. generally accepted accounting principles, these two separate agreements are considered to be a single arrangement. Furthermore, while the building component of this transaction is classified as a long-term operating lease, the equipment portion of the transaction is classified as financed assets under a debt facility. We will take possession of this property and take title to the equipment assets in November 2005, and as a result, will record IBX equipment assets, as well as debt, totaling approximately $9.7 million at that time. Payments under this debt facility will be made monthly, commencing November 2005 through August 2015, at an effective interest rate of approximately 7.50% per annum. Principal of approximately $9.7 million will be recorded on our balance sheet in November 2005. Our proposed accounting treatment of this lease is based on our preliminary assessment. Our final accounting treatment for this lease will be completed in the fourth quarter of 2005.

$50.0 Million Silicon Valley Bank Revolving Credit Line. In December 2004, we entered into a $25.0 million line of credit arrangement with Silicon Valley Bank that matured in December 2006. This facility was a $25.0 million revolving line of credit which, at our election, up to $10.0 million could have been converted into a 24-month term loan, repayable in eight quarterly installments. We referred to this transaction as the Silicon Valley Bank credit line. Borrowings under the Silicon Valley Bank credit line beared interest at floating interest rates, plus applicable margins, based either on the prime rate or LIBOR. The Silicon Valley Bank credit line also featured sublimits, which allowed us to issue letters of credit, enter into foreign exchange forward contracts and make advances for cash management services. Our utilization under any of these sublimits would have the effect of reducing the amount available for borrowing under the Silicon Valley Bank credit line during the period that such sublimits remain utilized and outstanding. The Silicon Valley Bank credit line was collateralized by substantially all of our domestic assets and contained numerous covenants, including financial covenants, such as maintaining minimum cash balance levels and meeting minimum quarterly revenue targets. This line of credit remained undrawn since inception. In September 2005, we amended the Silicon Valley Bank credit line by entering into a $50.0 million revolving line of credit agreement with Silicon Valley Bank, replacing the previously outstanding $25.0 million line of credit arrangement with the same bank. The new $50.0 million Silicon Valley Bank revolving credit line has a three-year commitment, which enables us to borrow, repay and re-borrow the full amount, up to September 15, 2008. We refer to this transaction as the $50.0 million Silicon Valley Bank revolving credit line. Borrowings under the $50.0 million Silicon Valley Bank revolving credit line bear interest at floating interest rates, plus applicable margins, based either on the prime rate or LIBOR. As of September 30, 2005, the $50.0 million Silicon Valley Bank revolving credit line had an interest rate of 5.61% per annum. The $50.0 million Silicon Valley Bank revolving credit line also features sublimits, which allow us to issue letters of credit, enter into foreign exchange forward contracts and make advances for cash management services. Our utilization under any of these sublimits would have the effect of reducing the amount available for borrowing under the $50.0 million Silicon Valley Bank revolving credit line during the period that such sublimits remain utilized and outstanding. As of September 30, 2005, we had utilized $5.2 million under the letters of credit sublimit with the issuance of four letters of credit and, as a result, reduced the amount of borrowings available to us from $50.0 million to $44.8 million. The $50.0 million Silicon Valley Bank revolving credit line is collateralized by substantially all of our domestic assets and contains several financial covenants which require compliance with maximum leverage ratios, working capital ratios and a minimum EBITDA target, which we are currently in full compliance with as of the date of filing of this report on Form 10-Q.

In October 2005, we drew down a portion of the $50.0 million Silicon Valley Bank revolving credit line. We elected to borrow $30.0 million at a one-month LIBOR interest rate, inclusive of the applicable margin, of 5.72% per annum, which we refer to as the $30.0 million drawdown. The $30.0 million drawdown was used to fund a portion of the purchase of the Ashburn IBX property acquisition. Upon the one-month maturity date of the $30.0 million drawdown, we may elect to either repay all or a portion of the $30.0 million drawdown, or convert the $30.0 million drawdown into a new borrowing at either the then applicable one, three or six month LIBOR rate plus an applicable margin or at the prime rate. Borrowings under the $50.0 million Silicon Valley Bank revolving credit line may be borrowed, repaid and reborrowed at a later date up to the final maturity date of the $50.0 million Silicon Valley Bank revolving credit line, which is Sept 16, 2008. As of the date of filing of this report on Form 10-Q, we had $14.8 million remaining available for borrowing under the $50.0 million Silicon Valley Bank revolving credit line.

Debt Obligations – Convertible Debt

Convertible Secured Notes. In December 2002, in conjunction with the combination, STT Communications made a $30.0 million strategic investment in us in the form of a 14% convertible secured note due November 2007. The interest on the convertible secured note is payable in kind in the form of additional convertible secured notes, which we refer to as “PIK notes.” During 2003 and through December 31, 2004, we had issued $8.5 million in PIK notes. The convertible secured note and PIK notes issued to STT Communications are convertible into our preferred and common stock at a price of $9.18 per underlying share, and are convertible anytime at the option of STT Communications. Upon certain conditions, including if the closing price of our common stock exceeds $32.12 per share for thirty consecutive trading days, we had the option of converting the convertible secured notes beginning in 2005. In January 2005, we exercised this right and converted 95% of the outstanding convertible secured notes and unpaid interest, held by STT Communications, into 4.1 million shares of our preferred stock, which was subsequently converted into 4.1 million shares of our common stock in February 2005. We refer to this transaction as the “STT convertible secured notes conversion.” The remaining 5% of the convertible secured notes outstanding, totaling $1.9 million, will be eligible for conversion by Equinix in early 2006 into approximately 250,000 shares (including anticipated interest expense through early 2006), provided that the closing price of our common stock again exceeds $32.12 per share for thirty consecutive trading days.

As of September 30, 2005, a total of $2.1 million of convertible secured notes were outstanding, including PIK notes, which is presented, net of unamortized discount, on our balance sheet at $2.0 million. All interest expense associated with our convertible secured notes, including the amortization of the unamortized discount and our unamortized debt issuance costs, represent non-cash interest expense in our statements of operation and cash flow as no cash is expended for this interest.

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

Accrued Restructuring Charge

During the quarter ended December 31, 2004, we recorded a restructuring charge of $17.7 million. In light of the availability of fully built-out data centers in select markets at costs significantly below those costs we would incur in building out new space, we made the decision in December 2004 to exit leases for excess space adjacent to one of our New York metro area IBXs, as well as space on the floor above our original Los Angeles IBX. The restructuring charge consisted of (i) a $13.9 million charge representing the present value of our estimated future cash payments, net of any estimated subrental income and expense, through the remainder of these lease terms; and (ii) a write-off of property and equipment of $3.8 million, representing the write-off of all remaining property and equipment attributed to the excess space on the floor above our Los Angeles IBX. We entered into a two-year sublease agreement for the excess space in the New York metro area and are currently evaluating opportunities related to our excess space in Los Angeles. In future periods, we will record accretion expense to accrete our accrued restructuring liability up to an amount equal to the total estimated future cash payments necessary to complete the exit of these leases. We expect that as a result of these restructuring charges, we will realize annual savings commencing in 2005 of approximately $1.8 million. As of December 31, 2004, we had an accrued restructuring charge of $14.8 million recorded as a liability on our balance sheet related to these excess lease spaces. During the nine months ended September 30, 2005, we recorded $661,000 of accretion expense related to these excess lease spaces and incurred net cash payments of $1.4 million resulting in an accrued restructuring charge liability on our balance sheet of $14.0 million as of September 30, 2005. We are contractually committed to these two excess space leases through 2015.

Debt Maturities, Leases and Other Contractual Commitments

We lease our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2020. The following represents our debt maturities, leases and other commitments as of September 30, 2005 (in thousands):

	Convertible secured notes	Convertible subordinated debentures	Debt facility and capital lease (1)	Operating leases covered under accrued restructuring charges	Other leases (2)	Other purchase commitments	Total
2005 (three months)	$—	$—	$1,276	$838	$11,234	$1,126	$14,474
2006	—	—	5,181	2,766	38,392	—	46,339
2007	2,058	—	5,332	3,216	34,564	—	45,170
2008	—	—	5,488	3,262	33,554	—	42,304
2009	—	86,250	5,648	3,309	33,453	—	128,660
2010 and thereafter	—	—	66,643	19,964	210,034	—	296,641

	2,058	86,250	89,568	33,355	361,231	1,126	573,588
Less amount representing interest	—	—	(39,865)	—	—	—	(39,865)
Less amount representing estimated subrental income and expense	—	—	—	(15,610)	—	—	(15,610)
Less amount representing accretion	—	—	—	(3,782)	—	—	(3,782)

	$2,058	$86,250	$49,703	$13,963	$361,231	$1,126	$514,331

(1)	Includes our Washington D.C. metro area IBX capital lease and San Jose IBX equipment and fiber debt facility.
(2)	Represents off-balance sheet arrangements, which are comprised of numerous operating leases and our Sunnyvale IBX equipment capital lease and our Chicago IBX equipment debt facility, which will be recorded on our balance sheet in October 2005 and November 2005, respectively, concurrent with when we take possession of these properties and the equipment located within these new IBX centers.

In October 2005, we purchased an office/warehouse complex known as the Beaumeade Business Park located in Ashburn, Virginia, which we refer to as the Ashburn campus. We purchased the entire 32.6-acre Ashburn campus containing six buildings with approximately 462,000 rentable square feet that is approximately 95% leased. We refer to this transaction as the Ashburn IBX property acquisition. We currently occupy approximately 269,000 square feet within three of the buildings. Payments due under the Ashburn IBX property acquisition total $53.0 million plus closing costs, which we paid for in full with cash in October 2005. We will continue to operate our existing data centers within the Ashburn campus. We intend to sell those buildings that will not be used for our current operations or expansion plans. In addition, we subsequently entered into a non-binding letter of intent to finance the Ashburn campus with a $60.0 million, 8% mortgage to be amortized over 20 years. We refer to this transaction as the Ashburn campus financing. The Ashburn campus financing is subject to the completion of definitive agreements, and although there is no assurance that the definitive agreements will be completed, we currently expect the Ashburn campus financing to close before the end of the year. This subsequent event commitment is not reflected in the table above.

In October 2005, we drew down a portion of the $50.0 million Silicon Valley Bank revolving credit line. We elected to borrow $30.0 million at a one-month LIBOR interest rate, inclusive of the applicable margin, of 5.72% per annum, which we refer to as the $30.0 million drawdown. The $30.0 million drawdown was used to fund a portion of the purchase of the Ashburn IBX property acquisition. Upon the one-month maturity date of the $30.0 million drawdown, we may elect to either repay all or a portion of the $30.0 million drawdown, or convert the $30.0 million drawdown into a new borrowing at either the then applicable one, three or six month LIBOR rate plus an applicable margin or at the prime rate. Borrowings under the $50.0 million Silicon Valley Bank revolving credit line may be borrowed, repaid and reborrowed at a later date up to the final maturity date of the $50.0 million Silicon Valley Bank revolving credit line, which is Sept 16, 2008. As of the date of filing of this report on Form 10-Q, we had $14.8 million remaining available for borrowing under the $50.0 million Silicon Valley Bank revolving credit line. This subsequent event commitment is not reflected in the table above.

In October 2005, we announced that we had entered into a non-binding letter of intent for the early termination of our 39 acre San Jose ground lease whereby we will pay $40.0 million over the next four years, commencing January 1, 2006, to terminate this lease, which would otherwise require significantly higher cumulative lease payments through 2020. We refer to this transaction as the San Jose ground lease termination. As a result of the San Jose ground lease termination, we expect to incur a significant restructuring charge in the fourth quarter of 2005. This transaction is subject to the completion of definitive agreements, and although there is no assurance that the definitive agreements will be completed, we currently expect the transaction to close before the end of the year. This subsequent event change in commitment is not reflected in the table above.

In connection with four of our IBX operating leases, we have entered into four irrevocable letters of credit with Silicon Valley Bank. These letters of credit were provided in lieu of cash deposits under the letters of credit sublimit provision in connection with the $50.0 million Silicon Valley Bank revolving credit line. The letters of credit total $5.2 million, are collateralized by the $50.0 million Silicon Valley Bank revolving credit line and automatically renew in successive one-year periods until the final lease expiration dates. If the landlords for any of these four IBX operating leases decide to draw down on these letters of credit, we will be required to fund these letters of credit either through cash collateral or borrowings under the $50.0 million Silicon Valley Bank revolving credit line. This contingent commitment is not reflected in the table above.

As a result of our recent IBX expansions in the Washington D.C., Silicon Valley, Chicago and Los Angeles metro areas, we anticipate that we will incur capital expenditures in excess of what we would otherwise spend had we not acquired these new IBXs. Although we are not contractually obligated to do so, we expect to incur additional capital expenditures in these four markets during the fourth quarter of 2005 and first half of 2006 of approximately $50.0 to $55.0 million in order to bring these new IBXs up to Equinix standards, of which approximately $15.0 to $17.0 million would be incurred during the fourth quarter of 2005. This non-contractual capital expenditure spending is not reflected in the table above. However, as of September 30, 2005, we were contractually committed to purchase $1.1 million of IBX plant and machinery equipment for our new Chicago IBX center, which the Company expects to receive in early November 2005. This $1.1 million other purchase commitment is reflected in the table above.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service offerings, such as our acquisition of the Sprint property in Santa Clara in December 2003, our 2004 expansions in the Washington, D.C. and Silicon Valley metro area markets and our 2005 expansions in the Silicon Valley, Chicago and Los Angeles metro area markets. However, we will continue to be very selective with any similar opportunity. As was the case with these recent expansions in the Washington, D.C., Silicon Valley, Chicago and Los Angeles metro area markets, the criteria will be dependent on demand from new and existing customers, quality of the design, power capacity, access to networks, capacity availability in current market location, amount of incremental investment required by us in the targeted property, lead-time to breakeven and our ability to attract the customers already being served, if any, at the acquired IBX center. Like our recent expansions, the right combination of these factors may be attractive for us. Dependent on the particular deal, these acquisitions may require upfront cash payments and additional capital expenditures or may be funded through long-term financing arrangements in order to bring these centers up to Equinix standards. Property expansion may be in the form of a purchase of real property, as was the case with our recent Los Angeles IBX acquisition, or a long-term leasing arrangement.

In addition to our successful strategy of acquiring previously or partially built-out centers, we will also consider the possibility of new construction in selective markets where the inventory for high quality data centers is limited. Decisions to build will consider factors such as customer demand, market pricing and anticipated financial returns associated with the construction. Future purchases or construction may be completed with partners or potential customers to minimize the outlay of cash.

As of September 30, 2005, our principal source of liquidity was our $108.3 million of cash, cash equivalents and short-term and long-term investments. We believe that this cash, coupled with our anticipated cash flows generated from operations, will be sufficient to meet our capital expenditure, debt service and corporate overhead requirements to meet our currently identified business objectives. In addition, as of the date of filing of this report on Form 10-Q, we had $14.8 million of additional liquidity available to us under our $50.0 million Silicon Valley Bank revolving credit line in the event we need additional cash to pursue attractive strategic opportunities that may become available in the future.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation, such as employee stock purchase plans and restricted stock awards. In addition, SFAS No. 123(R) supercedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Under the provisions of SFAS No. 123(R), stock-based compensation awards must meet certain criteria in order for the award to qualify for equity classification. An award that does not meet those criteria will be classified as a liability and be remeasured each period. SFAS No. 123(R) retains the requirements on accounting for the income tax effects of stock-based compensation contained in SFAS No. 123; however, it changes how excess tax benefits will be presented in the statement of cash flows. In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which offers guidance on SFAS No. 123(R). SAB No. 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. Key topics of SAB No. 107 include discussion on the valuation models available to preparers and guidance on key assumptions used in these valuation models, such as expected volatility and expected term, as well as guidance on accounting for the income tax effects of SFAS No. 123(R) and disclosure considerations, among other topics. SFAS No. 123(R) and SAB No. 107 were effective for reporting periods beginning after June 15, 2005; however in April 2005, the SEC approved a new rule that SFAS No. 123(R) and SAB No. 107 are now effective for public companies for annual, rather than interim, periods beginning after June 15, 2005. We are currently considering the financial accounting, income tax and internal control implications of SFAS No. 123(R), including related FASB Staff Positions issued during 2005, and SAB No. 107. The adoption of SFAS No. 123(R), including related FASB Staff Positions issued during 2005, and SAB No. 107 are expected to have a significant impact on our financial position and results of operations.

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

EITF 05-6 addresses the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are placed in service significantly after and not contemplated at the beginning of a lease term. EITF 05-6 states that (i) leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition and (ii) leasehold improvements that are placed into service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF 05-6 has not had a significant impact on our financial position and results of operations.

In September 2005, the FASB approved EITF Issue 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues” (“EITF 05-7”). EITF 05-7 addresses that the change in the fair value of an embedded conversion option upon modification should be included in the analysis under EITF Issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” to determine whether a modification or extinguishment has occurred and that changes to the fair value of a conversion option affects the interest expense on the associated debt instrument following a modification. Therefore, the change in fair value of the conversion option should be recognized upon the modification as a discount or premium associated with the debt, and an increase or decrease in additional paid-in capital. EITF 05-7 is effective for all debt modifications in annual or interim periods beginning after December 15, 2005. We are currently in the process of evaluating the impact that the adoption of EITF 05-7 will have on our financial position and results of operations.

In September 2005, the FASB approved EITF Issue 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EITF 05-8”). EITF 05-8 addresses that (i) the recognition of a beneficial conversion feature creates a difference between the book basis and tax basis (“basis difference”) of a convertible debt instrument, (ii) that basis difference is a temporary difference for which a deferred tax liability should be recorded and (iii) the effect of recognizing the deferred tax liability should be charged to equity in accordance with SFAS No. 109. EITF 05-8 is effective for financial statements for periods beginning after December 15, 2005, and must be adopted through retrospective application to all periods presented. As a result, EITF 05-8 applies to debt instruments that were converted or extinguished in prior periods as well as to those currently outstanding. We are currently in the process of evaluating the impact that the adoption of EITF 05-8 will have on our financial position, results of operations and cash flows.

In October 2005, the FASB issued FASB Staff Position No. SFAS 13-1 (“FSP SFAS 13-1”), which addresses the accounting for rental costs associated with building and ground operating leases that are incurred during a construction period. The FASB decided that such rental costs incurred during a construction period shall be recognized as rental expense. A lessee should cease capitalizing rental costs as of the effective date of FSP SFAS 13-1. The guidance in FSP SFAS 13-1 shall be applied to the first reporting period beginning after December 15, 2005. Early adoption is permitted for financial statements or interim financial statements that have not yet been issued. A lessee shall cease capitalizing rental costs as of the effective date of FSP SFAS 13-1 for operating lease arrangements entered into prior to the effective date of FSP SFAS 13-1. The adoption of FSP SFAS 13-1 will not have a significant impact on our financial position, results of operations or cash flows as we already expense such rental costs related to building and ground operating leases incurred during the pre-construction and construction periods.

Other Factors Affecting Operating Results

In addition to the other information in this report, the following risk factors should be considered carefully in evaluating our business and us:

Risks Related to Our Business

We have incurred substantial losses in the past and may continue to incur additional losses in the future.

Although we have generated cash from operations since the quarter ended September 30, 2003, for the years ended December 31, 2004 and 2003, we incurred net losses of $68.6 million and $84.2 million, respectively. For the nine months ended September 30, 2005, we incurred a net loss of $10.0 million. In light of new rules regarding the expensing of stock-based compensation, we do not expect to become net income positive for the foreseeable future. In addition, if we acquire or build-out additional IBX centers, we will have additional depreciation and amortization expenses that will negatively impact our ability to achieve and sustain profitability. Even without giving effect to the expensing of stock-based compensation, there can be no guarantee that we will become profitable, and we may continue to incur additional losses. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We expect our operating results to fluctuate.

We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuations in our operating results may cause the market price of our common stock to decline. We expect to experience significant fluctuations in our operating results in the foreseeable future due to a variety of factors, including:

•	financing or other expenses related to the acquisition, purchase or construction of additional IBX centers;

•	mandatory expensing of employee stock-based compensation, including restricted shares;

•	demand for space, power and services at our IBX centers;

•	changes in general economic conditions and specific market conditions in the telecommunications and Internet industries;

•	costs associated with the write-off of unimproved or underutilized property;

•	the provision of customer discounts and credits;

•	the mix of current and proposed products and services and the gross margins associated with our products and services;

•	the timing required for new and future centers to become fully utilized;

•	competition in the markets in which we operate;

•	conditions related to international operations;

•	the timing and magnitude of operating expenses, including taxes, capital expenditures and expenses related to the expansion of sales, marketing, operations and acquisitions, if any, of complementary businesses and assets; and

•	the cost and availability of adequate public utilities, including power.

Any of the foregoing factors, or other factors discussed elsewhere in this report or the documents incorporated herein by reference, could have a material adverse effect on our business, results of operations and financial condition. Although we have experienced growth in revenues in recent quarters, this growth rate is not necessarily indicative of future operating results. It is possible that we may never generate net income on a quarterly or annual basis. In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to lease and personnel expenses, depreciation and amortization, and interest expenses. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. As such, comparisons to prior reporting periods should not be relied upon as indications of our future performance. In addition, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, we could experience an immediate and significant decline in the trading price of our stock.

If the market price of our stock continues to be highly volatile, the value of an investment in our common stock may decline.

Since January 1, 2005, our common stock has traded between $31.39 and $46.39 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. Actual sales, or the market’s perception with respect to possible sales, of a substantial number of shares of our common stock by STT Communications, our principal stockholder, or others within a narrow period of time could cause our stock price to fall. Announcements by us or others may also have a significant impact on the market price of our common stock. These announcements may include:

•	our operating results;

•	new issuances of equity, debt or convertible debt;

•	developments in our relationships with corporate customers;

•	announcements by our customers or competitors;

•	announcements with respect to the intentions of STT, our principal stockholder, with respect to its holdings of our common stock;

•	changes in regulatory policy or interpretation;

•	changes in the ratings of our stock by securities analysts;

•	purchase or development of real estate and/or additional IBX centers;

•	announcements on the operational performance of our IBX centers;

•	market conditions for telecommunications stocks in general; and

•	general economic and market conditions.

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

We believe that our ability to use our pre-2003 tax net operating losses, or NOLs, in any taxable year is subject to limitation under Section 382 of the United States Internal Revenue Code of 1986, as amended, (the ”Code”) as a result of the significant change in the ownership of our stock that resulted from our combination with i-STT Pte. Ltd. (“i-STT”) and Pihana Pacific, Inc. in 2002, which we call the combination.

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

In October 2005, we filed a registration statement to register all securities held by STT Communications for resale. We believe that the sale of all or substantially all of the securities held by STT Communications, our single largest stockholder, would also trigger a new limitation under the Code. As a result of our market capitalization, however, such a limitation is not expected to have a material impact on our ability to use the NOLs generated up to the date of such a sale.

We are exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

Although we received an unqualified opinion regarding the effectiveness of our internal controls over financial reporting as of December 31, 2004, in the course of our ongoing evaluation of our internal controls over financing reporting, we have identified certain areas which we would like to improve and are in the process of evaluating and designing enhanced processes and controls to address these areas identified during our evaluation, none of which we believe constitutes or will constitute a material change. However, we cannot be certain that our efforts will be effective or sufficient for us, or our independent registered public accounting firm, to issue unqualified reports in the future, especially as our business continues to grow and evolve.

It may be difficult to design and implement effective financial controls for combined operations, and differences in existing controls of any acquired businesses may result in weaknesses that require remediation when the financial controls and reporting are combined.

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

For the years ended December 31, 2004 and 2003, we recognized 13% and 15%, respectively, of our revenues outside North America. For the nine months ended September 30, 2005, we recognized 13% of our revenues outside North America. We anticipate that, for the foreseeable future, a significant part of our revenues will be derived from sources outside North America.

To date, the neutrality of our IBX centers and the variety of networks available to our customers has often been a competitive advantage for us. In certain of our acquired IBX centers, in Singapore in particular, the limited number of carriers available reduces that advantage. As a result, we may need to adapt our key revenue-generating services and pricing to be competitive in that market.

We may experience gains and losses resulting from fluctuations in foreign currency exchange rates. To date, the majority of our revenues and costs have been denominated in U.S. dollars; however, the majority of revenues and costs in our international operations have been denominated in Singapore dollars, Japanese yen and Australia and Hong Kong dollars. Although we have and may continue to undertake foreign exchange hedging transactions to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure. Where our prices are denominated in U.S. dollars, our sales could be adversely affected by declines in foreign currencies relative to the U.S. dollar, thereby making our products more expensive in local currencies. Our international operations are generally subject to a number of additional risks, including:

•	costs of customizing IBX centers for foreign countries;

•	protectionist laws and business practices favoring local competition;

•	greater difficulty or delay in accounts receivable collection;

•	difficulties in staffing and managing foreign operations;

•	political and economic instability;

•	ability to obtain, transfer, or maintain licenses required by governmental entities with respect to the combined business; and

•	compliance with evolving governmental regulation with which we have little experience.

We are continuing to invest in our expansion efforts but may not have sufficient customer demand in the future to realize expected returns on these investments.

We are considering the acquisition or lease of additional properties, including construction of new IBX centers. We will be required to commit substantial operational and financial resources to these IBX centers, generally 12-18 months in advance of securing customer contracts, and we may not have sufficient customer demand in those cities to support these centers once they are built. In addition, unanticipated technological changes could affect customer requirements for data centers and we may not have built such requirements into our new IBX centers. Any of these contingencies, if they were to occur, could make it difficult for us to realize expected or reasonable returns on these investments.

We may make acquisitions, which pose integration and other risks that could harm our business.

We have recently acquired several new IBX centers, and we may seek to acquire additional IBX centers, real estate for development of new IBX centers, complementary businesses, products, services or technologies. As a result of these acquisitions, we may be required to incur additional debt and expenditures and issue additional shares of our common stock to pay for the acquired businesses, products, services or technologies, which will dilute our existing stockholders’ ownership interest and may delay, or prevent, our profitability. These acquisitions may also expose us to risks such as:

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

We cannot assure you that the price for any future acquisitions will be similar to prior IBX acquisitions. In fact, we expect acquisition costs, including capital expenditures required to build or render new IBX centers operational, to increase in the future. If our revenue does not keep pace with these potential acquisition and expansion costs, we may not be able to maintain our current or expected margins as we absorb these additional expenses. There is no assurance we would successfully overcome these risks or any other problems encountered with these acquisitions.

The increased use of high power density equipment may limit our ability to fully utilize our IBX centers.

Customers are increasing their use of high density electrical power equipment, such as blade servers, in our IBX centers which has significantly increased the demand for power on a per cabinet basis. Because most of our centers were built several years ago, the current demand for electrical power may exceed our designed capacity in these facilities. As electrical power, not space, is typically the limiting factor in our IBX data centers, our ability to fully utilize our IBX centers may be limited in these facilities.

STT Communications holds a substantial portion of our stock and has significant influence over matters requiring stockholder consent.

As of September 30, 2005, STT Communications, through its subsidiary, i-STT Investments Pte. Ltd., which we sometimes refer to as “i-STT”, beneficially owned approximately 37% of our outstanding common stock. In addition, STT Communications is not prohibited from buying shares of our stock in public or private transactions. Because of the diffuse ownership of our stock, STT Communications has significant influence over matters requiring our stockholder approval. As a result, STT Communications is able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could prevent or delay a third party from acquiring or merging with us. STT Communications also has a right of first offer, which entitles them to participate in an offering of our equity securities, or securities convertible into our equity securities, to maintain their ownership percentage prior to such offering. We have entered into an agreement with STT Communications and its affiliate pursuant to which, and effective only upon the closing of any offering of our common stock under this registration statement, STT Communications will no longer be entitled to this right of first offer. STT Communications periodically assesses its strategic goals and objectives. Based on its current assessment, it has determined that its holdings of our common stock is no longer a core asset. Therefore, STT Communications does not intend to play a strategic role in Equinix going forward. As a result, STT Communications has asked and we have agreed to assist STT with the orderly divestiture of its holdings of our common stock. If a single holder purchases all or most of STT Communications’ shares or if STT Communications retains a substantial portion of its holdings, we could continue to be subject to these risks.

Our business could be harmed by prolonged electrical power outages or shortages, increased costs of energy or general availability of electrical resources.

Our IBX centers are susceptible to regional costs of power, electrical power shortages, planned or unplanned power outages such as those that occurred in California during 2001 and in the Northeast in 2003 or natural disasters such as the tornados in the U.S. East Coast in 2004, and limitations, especially internationally, on availability of adequate power resources. Power outages could harm our customers and our business. We attempt to limit exposure to system downtime by using backup generators and power supplies, however, we may not be able to limit our exposure entirely even with these protections in place, as was the case with power outages we experienced in our Chicago and Washington, D.C. metro area IBX centers in 2005. In addition, the overall power shortage in California has increased the cost of energy, which we may not be able to pass on to our customers.

In each of our markets, we rely on third parties to provide a sufficient amount of power for current and future customers. At the same time, power and cooling requirements are growing on a per unit basis. As a result, some customers are consuming an increasing amount of power per cabinet. We generally do not control the amount of electric power our customers draw from their installed circuits. In addition, we do not have long-term power agreements in all our markets for long-term guarantees of provisioned amounts. This means that we could face power limitations in our centers. This could have a negative impact on the effective available capacity of a given center and limit our ability to grow our business, which could have a negative impact on our financial performance, operating results and cash flows.

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

We agreed to a covenant in the combination agreement (which we refer to as the FIRPTA covenant) that we would use all commercially reasonable efforts to ensure that at all times from and after the closing of the combination, none of our capital stock issued to STT Communications would constitute “United States real property interests” within the meaning of Section 897(c) of the Code. Under Section 897(c) of the Code, our capital stock issued to STT Communications would generally constitute “United States real property interests” at such point in time that the fair market value of the “United States real property interests” owned by us equals or exceeds 50% of the sum of the aggregate fair market values of (a) our “United States real property interests,” (b) our interests in real property located outside the U.S., and (c) any other assets held by us which are used or held for use in our trade or business. Currently, the fair market value of our “United States real property interests” is significantly below the 50% threshold. However, in order to assure compliance with the FIRPTA covenant, we may be limited with respect to the business opportunities we may pursue, particularly if the business opportunities would increase the amounts of “United States real property interests” owned by us or decrease the amount of other assets owned by us. In addition, we may take proactive steps to avoid our capital stock being deemed “United States real property interest,” including, but not limited to, (a) a sale-leaseback transaction with respect to some or all of our real property interests, or (b) the formation of a holding company organized under the laws of the Republic of Singapore which would issue shares of its capital stock in exchange for all of our outstanding stock (this reorganization would require the submission of that transaction to our stockholders for their approval and the consummation of that exchange). We will take these actions only if such actions are commercially reasonable for us and our stockholders. We have entered into an agreement with STT Communications and its affiliate pursuant to which, and effective only upon the closing of any offering of our common stock under our recently filed registration statement on Form S-3, we will no longer be bound by the FIRPTA covenant as of September 30, 2009.

If regulated materials are discovered at facilities leased or owned by us, we may be required to remove or clean-up such materials, the cost of which could be substantial.

We are subject to various environmental and health and safety laws and regulations, including those relating to the generation, storage, handling and disposal of hazardous substances and wastes. Certain of these laws and regulations also impose joint and several liability, without regard to fault, for investigation and cleanup costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. Our operations involve the use of hazardous substances and materials such as petroleum fuel for emergency generators, as well as batteries, cleaning solutions and other materials. In addition, we lease, own or operate real property at which hazardous substances and regulated materials have been used in the past. At some of these locations, hazardous substances or regulated materials are known to be present in soil or groundwater and there may be additional unknown hazardous substances or regulated materials present at sites we own, operate or lease. To the extent any hazardous substances or any other substance or material must be cleaned up or removed from such property, we may be responsible under applicable laws, regulations or leases for the removal or cleanup of such substances or materials, the cost of which could be substantial. In addition, noncompliance with existing, or adoption of more stringent, environmental or health and safety laws and regulations or the discovery of previously unknown contamination could require us to incur costs or become the basis of new or increased liabilities that could be material.

Our non-U.S. customers include numerous related parties of i-STT.

We continue to have contractual and other business relationships and may engage in material transactions with affiliates of STT Communications. Circumstances may arise in which the interests of STT Communications’ affiliates may conflict with the interests of our other stockholders. In addition, entities affiliated with STT Communications make investments in various companies. They have invested in the past, and may invest in the future, in entities that compete with us. In the context of negotiating commercial arrangements with affiliates, conflicts of interest have arisen in the past and may arise, in this or other contexts, in the future. We cannot assure you that any conflicts of interest will be resolved in our favor.

A significant number of shares of our capital stock have been issued during 2002, 2003, 2004 and 2005 and may be sold in the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

We issued a large number of shares of our capital stock to the former Pihana stockholders, STT Communications, and holders of our senior notes in connection with the combination, financing and senior note exchange, to Crosslink Capital, Inc. and its affiliates (collectively, “Crosslink”) in connection with Crosslink’s purchase of our Series A-2 Convertible Secured Notes, and to the public and STT Communications in connection with our follow-on equity offering in late 2003. The shares of common stock issued in the senior note exchange are currently freely tradable. The shares of common stock issued in connection with the combination have been registered for resale as of June 30, 2003, the shares of common stock issued upon exercise of the warrants issued in connection with the Crosslink financing have been registered for resale as of September 22, 2003 and the shares of common stock issued upon conversion of the convertible secured notes issued in the Crosslink financing have been registered for resale as of July 30, 2004. The shares sold to the public and STT Communications in connection with our follow-on equity offering in November 2003 are freely tradable by the public, subject, in the case of STT Communications, to compliance with Rule 144 resale restrictions applicable to affiliates. In February 2004, we issued $86,250,000 in aggregate principal amount of 2.5% Convertible Subordinated Debentures due 2024. These debentures are convertible into 2,183,548 shares of our common stock. Holders of these debentures may convert their debentures into shares of our common stock during any calendar quarter if the sale price of our common stock is greater than or equal to 120% of the conversion price per share of our common stock for 20 out of any 30 consecutive trading days or if the trading price of our debentures falls below specified prices. All of these shares are eligible for resale pursuant to a registration statement that became effective on July 30, 2004. In January 2005, 95% of STT Communications’ outstanding convertible secured notes and associated interest were converted into shares of our non-voting series A-1 preferred stock. In February 2005, STT Communications elected to convert all of the shares of series A-1 preferred stock into 4.1 million shares of our common stock. The shares of common stock are eligible for resale pursuant to a registration statement that became effective on December 22, 2004. In October 2005 we filed a registration statement to register all securities held by STT Communications for resale. The shares represent a substantial portion of our outstanding common stock and will substantially increase the number of publicly traded shares of our common stock. Sales or distributions of substantial amounts of our common stock, or the perception that such sales or distributions may occur, could adversely affect prevailing market prices for our common stock. In addition, the issuance of the additional shares of our common stock as a result of these transactions will reduce our earnings per share, if any. This dilution could reduce the market price of our common stock.

We depend on a number of third parties to provide Internet connectivity to our IBX centers; if connectivity is interrupted or terminated, our operating results and cash flow could be materially adversely affected.

The presence of diverse telecommunications carriers’ fiber networks in our IBX centers is critical to our ability to retain and attract new customers. We are not a telecommunications carrier, and as such we rely on third parties to provide our customers with carrier services. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results. We rely primarily on revenue opportunities from the telecommunications carriers’ customers to encourage them to invest the capital and operating resources required to connect from their facilities to our IBX centers. Carriers will likely evaluate the revenue opportunity of an IBX center based on the assumption that the environment will be highly competitive. We cannot assure you that any carrier will elect to offer its services within our IBX centers or that once a carrier has decided to provide Internet connectivity to our IBX centers that it will continue to do so for any period of time. Our new IBX centers require construction and operation of a sophisticated redundant fiber network. Any hardware or fiber failures on this network may result in significant loss of connectivity to our new IBX expansion centers. This could affect our ability to attract new customers to these IBX centers or retain existing customers.

The construction required to connect multiple carrier facilities to our IBX centers is complex and involves factors outside of our control, including regulatory processes and the availability of construction resources. If the establishment of highly diverse Internet connectivity to our IBX centers does not occur, is materially delayed or is discontinued, or is subject to failure, our operating results and cash flow will be adversely affected. Further, many carriers are experiencing business difficulties or announcing consolidations. As a result, some carriers may be forced to downsize or terminate connectivity within our IBX centers which could have an adverse effect on our operating results.

Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.

Our business depends on providing customers with highly reliable service. We must protect our customers’ IBX infrastructure and their equipment located in our IBX centers. We continue to acquire IBX centers not built by us. If these IBX centers and their infrastructure assets are not in the condition we believe them to be in, we may be required to incur substantial additional costs to repair or upgrade the facilities. The services we provide in each of our IBX centers are subject to failure resulting from numerous factors, including:

•	human error;

•	physical or electronic security breaches;

•	fire, earthquake, flood and other natural disasters;

•	water damage;

•	fiber cuts;

•	power loss;

•	sabotage and vandalism; and

•	failure of business partners who provide our resale products.

Problems at one or more of our IBX centers, whether or not within our control, could result in service interruptions or significant equipment damage. We have service level commitment obligations to certain of our customers, including our significant customers. As a result, service interruptions or significant equipment damage in our IBX centers could result in difficulty maintaining service level commitments to these customers. For example, during the nine months ended September 30, 2005, we recorded $607,000 in service level credits to various customers primarily in connection with two separate power outages that affected our Chicago and Washington, D.C. metro area IBX centers. If we incur significant financial commitments to our customers in connection with a loss of power, or our failure to meet other service level commitment obligations, our liability insurance and revenue reserves may not be adequate. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.

Furthermore, we are dependent upon Internet service providers, telecommunications carriers and other website operators in the U.S., Asia and elsewhere, some of which have experienced significant system failures and electrical outages in the past. Users of our services may in the future experience difficulties due to system failures unrelated to our systems and services. If for any reason, these providers fail to provide the required services, our business, financial condition and results of operations could be materially adversely impacted.

A portion of the managed services business we acquired in the combination involves the processing and storage of confidential customer information. Inappropriate use of those services could jeopardize the security of customers’ confidential information causing losses of data or financially impacting us or our customers and subjecting us to the risk of lawsuits. Efforts to alleviate problems caused by computer viruses or other inappropriate uses or security breaches may lead to interruptions, delays or cessation of our managed services.

There is no known prevention or defense against denial of service attacks. During a prolonged denial of service attack, Internet service may not be available for several hours, thus negatively impacting hosted customers’ on-line business transactions. Affected customers might file claims against us under such circumstances. Our property and liability insurance may not be adequate to cover these customer claims.

We resell products and services of third parties that may require us to pay for such products and services even if our customers fail to pay us for the products and services, which may have a negative impact on our operating results.

In order to provide resale services such as bandwidth, managed services and other network management services, we contract with third party service providers. These services require us to enter into fixed term contracts for services with third party suppliers of products and services. If we experience the loss of a customer who has purchased a resale product, we will remain obligated to continue to pay our suppliers for the term of the underlying contracts. The payment of these obligations without a corresponding payment from customers will reduce our financial resources and may have a material adverse affect on our financial performance and operating results.

IBM accounts for a significant portion of our revenues, and the loss of IBM as a customer could significantly harm our business, financial condition and results of operations.

For the nine months ended September 30, 2005 and 2004, IBM accounted for 11% and 13%, respectively, of our revenues. We expect that IBM will continue to account for a significant portion of our revenue for the foreseeable future. Although the term of our IBM contract runs through 2009, IBM currently has the right to reduce its commitment to us pursuant to the terms and requirements of its customer agreement. If we lose IBM as a customer or if it significantly reduces the level of its commitment, our business, financial condition and results of operations could be adversely affected.

We may not be able to compete successfully against current and future competitors.

Our IBX centers and other products and services must be able to differentiate themselves from those of other providers of space and services for telecommunications companies, web hosting companies and other colocation providers. In addition to competing with neutral colocation providers, we must compete with traditional colocation providers, including local phone companies, long distance phone companies, Internet service providers and web hosting facilities. Similarly, with respect to our other products and services, including managed services, bandwidth services and security services, we must compete with more established providers of similar services. Most of these companies have longer operating histories and significantly greater financial, technical, marketing and other resources than us.

Because of their greater financial resources, some of our competitors have the ability to adopt aggressive pricing policies, especially if they have been able to restructure their debt or other obligations. As a result, in the future, we may suffer from pricing pressure that would adversely affect our ability to generate revenues and adversely affect our operating results. In addition, these competitors could offer colocation on neutral terms, and may start doing so in the same metropolitan areas in which we have IBX centers. Some of these competitors may also provide our target customers with additional benefits, including bundled communication services, and may do so in a manner that is more attractive to our potential customers than obtaining space in our IBX centers. If these competitors were able to adopt aggressive pricing policies together with offering colocation space, our ability to generate revenues would be materially adversely affected.

We may also face competition from persons seeking to replicate our IBX concept by building new centers or converting existing centers that some of our competitors are in the process of divesting. We may experience competition from our landlords in this regard. Rather than leasing available space in our buildings to large single tenants, they may decide to convert the space instead to smaller square foot units designed for multi-tenant colocation use. Landlords may enjoy a cost effective advantage in providing services similar to those provided by our IBXs, and this could also reduce the amount of space available to us for expansion in the future. Competitors may operate more successfully or form alliances to acquire significant market share. Furthermore, enterprises that have already invested substantial resources in outsourcing arrangements may be reluctant or slow to replace, limit or compete with their existing systems by becoming a customer. In addition, other companies may be able to attract the same potential customers that we are targeting. Once customers are located in competitors’ facilities, it may be extremely difficult to convince them to relocate to our IBX centers.

Because we depend on the retention of key employees, failure to maintain stock option incentives may be disruptive to our business.

Our success in retaining key employees and discouraging them from moving to a competitor is an important factor in our ability to remain competitive. As is common in our industry, our employees are typically compensated through grants of stock options in addition to their regular salaries. We occasionally grant new stock options to employees as an incentive to remain with the company. To the extent we are unable to adequately maintain these stock option incentives due to stock option expensing or otherwise, and should employees decide to leave the company, this may be disruptive to our business and may adversely affect our business, financial condition and results of operations.

Because we depend on the development and growth of a balanced customer base, failure to attract and retain this base of customers could harm our business and operating results.

Our ability to maximize revenues depends on our ability to develop and grow a balanced customer base, consisting of a variety of companies, including network service providers, site and performance management companies, and enterprise and content companies. The more balanced the customer base within each IBX center, the better we will be able to generate significant interconnection revenues, which in turn increases our overall revenues. Our ability to attract customers to our IBX centers will depend on a variety of factors, including the presence of multiple carriers, the mix of products and services offered by us, the overall mix of customers, the IBX center’s operating reliability and security and our ability to effectively market our services. In addition, some of our customers are, and are likely to continue to be, Internet companies that face many competitive pressures and that may not ultimately be successful. If these customers do not succeed, they will not continue to use the IBX centers. This may be disruptive to our business and may adversely affect our business, financial condition and results of operations.

Our products and services have a long sales cycle that may materially adversely affect our business, financial condition and results of operations.

A customer’s decision to license cabinet space in one of our IBX centers and to purchase additional services typically involves a significant commitment of resources. In addition, some customers will be reluctant to commit to locating in our IBX centers until they are confident that the IBX center has adequate carrier connections. As a result, we have a long sales cycle. Furthermore, we may expend significant time and resources in pursuing a particular sale or customer that does not result in revenue. Delays due to the length of our sales cycle may materially adversely affect our business, financial condition and results of operations.

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

The telecommunications industry is currently undergoing consolidation. As customers combine businesses, they may require less colocation space, and there may be fewer networks available to choose from. Given the competitive and evolving nature of this industry, further consolidation of our customers and/or our competitors may present a risk to our network neutral business model and have a negative impact on our revenues. In addition, increased utilization levels industry-wide could lead to a reduced amount of attractive expansion opportunities available to us.

Terrorist activity throughout the world and military action to counter terrorism could adversely impact our business.

The September 11, 2001 terrorist attacks in the U.S., the ensuing declaration of war on terrorism and the continued threat of terrorist activity and other acts of war or hostility appear to be having an adverse effect on business, financial and general economic conditions internationally. These effects may, in turn, increase our costs due to the need to provide enhanced security, which would have a material adverse effect on our business and results of operations. These circumstances may also adversely affect our ability to attract and retain customers, our ability to raise capital and the operation and maintenance of our IBX centers. We may not have adequate property and liability insurance to cover catastrophic events or attacks.

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

Interest Rate Risk

The Company’s exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio. All of our cash equivalents and marketable securities are designated as available-for-sale and are therefore recorded at fair market value on our balance sheet with the unrealized gains or losses reported as a separate component of other comprehensive income. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of September 30, 2005 our portfolio maturity was relatively short. If current interest rates were to increase or decrease by 10%, the fair market value of our investment portfolio could increase or decrease by $246,000.

An immediate 10% increase or decrease in current interest rates would furthermore not have a material impact to our debt obligations due to the fixed nature of our long-term debt obligation. However, the interest expense associated with our $50.0 million revolving credit line, which bears interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR could be affected. As of September 30, 2005, the $50.0 million revolving credit line had an effective interest rate of 5.61%; however, we had not drawn down on the $50.0 million revolving credit line as of September 30, 2005. We did, however, elect to draw down a portion of the $50.0 million Silicon Valley Bank revolving credit line in October 2005. In October 2005, we elected to borrow $30.0 million at a one-month LIBOR interest rate, inclusive of the applicable margin, of 5.72% per annum. Upon the one-month maturity date of the $30.0 million drawdown, we may elect to either repay all or a portion of the $30.0 million drawdown, or convert the $30.0 million drawdown into a new borrowing at either the then applicable one, three or six month LIBOR rate plus an applicable margin or at the prime rate. The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but does not impact our earnings or cash flows.

The fair market value of our convertible subordinated debentures is based on quoted market prices. The estimated fair value of our convertible subordinated debentures as of September 30, 2005 was approximately $101.8 million.

Foreign Currency Risk

The majority of our recognized revenue is denominated in U.S. dollars, generated mostly from customers in the U.S. However, approximately 15% of our revenues and costs are in the Asia-Pacific region, and a large portion of those revenues and costs are denominated in a currency other than the U.S. dollar, primarily the Singapore dollar, Japanese yen and Hong Kong and Australian dollars. As a result, our operating results and cash flows are impacted by currency fluctuations relative to the U.S. dollar. Going forward, we continue to expect that approximately 15% of our revenues and costs will continue to be generated and incurred in the Asia-Pacific region in currencies other than the U.S. dollar.

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

In July 2003, a Special Litigation Committee of the Equinix Board of Directors approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of the Company and the individual defendants and the Company’s agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Equinix to plaintiffs pursuant to the settlement, of which such claims are currently expected to be less than $3.4 million, will be covered by existing insurance and we do not expect that the settlement will involve any payment by the Company. The Company has no information as to whether there are any material limitations on the expected recovery by other issuer defendants of any potential financial obligation to plaintiffs from their own insurance carriers. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. There is no assurance that the court will grant final approval to the settlement. As approval by the Court cannot be assured, the Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document
2.1 (8)	Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.

3.1 (10)	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.

3.2 (10)	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.

3.3 (9)	Bylaws of the Registrant.

3.4 (13)	Certificate of Amendment of the Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (2)	Form of Registrant’s Common Stock certificate.

4.10 (9)	Registration Rights Agreement (See Exhibit 10.75).

4.11	Indenture (see Exhibit 10.99).

10.2 (1)	Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).

10.5 (1)	Form of Indemnification Agreement between the Registrant and each of its officers and directors.

10.8 (1)	The Registrant’s 1998 Stock Option Plan.

10.9 (1)+	Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.

10.10 (1)+	Lease Agreement with Market Halsey Urban Renewal, LLC, dated as of May 3, 1999.

10.11 (1)+	Lease Agreement with Laing Beaumeade, dated as of November 18, 1998.

10.12 (1)+	Lease Agreement with Rose Ventures II, Inc., dated as of June 10, 1999.

10.13 (1)+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 8, 1999.

10.14 (1)+	First Amendment to Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of October 28, 1999.

10.15 (1)+	Lease Agreement with Nexcomm Asset Acquisition I, L.P., dated as of January 21, 2000.

10.16 (1)+	Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of December 15, 1999.

10.23 (1)	Purchase Agreement between International Business Machines Corporation and Equinix, Inc. dated May 23, 2000.

Exhibit Number	Description of Document
10.24 (2)	2000 Equity Incentive Plan.

10.25 (2)	2000 Director Option Plan.

10.26 (2)	2000 Employee Stock Purchase Plan.

10.27 (2)	Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000.

10.28 (3)+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of July 1, 2000.

10.29 (3)+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of May 1, 2000.

10.30 (3)+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 24, 2000.

10.31 (3)+	Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24, 2000.

10.42 (4)+	First Amendment to Deed of Lease with TrizecHahn Beaumeade Technology Center LLC, dated as of March 22, 2001.

10.43 (4)+	First Lease Amendment Agreement with Market Halsey Urban Renewal, LLC, dated as of May 23, 2001.

10.44 (4)+	First Amendment to Lease with Nexcomm Asset Acquisition I, L.P., dated as of April 18, 2000.

10.45 (4)+	Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of December 18, 2000.

10.46 (5)	First Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 26, 2001.

10.48 (5)	2001 Supplemental Stock Plan.

10.53 (6)	Second Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of May 20, 2002.

10.54 (6)+	Amended and Restated Master Service Agreement by and between International Business Machines Corporation and Equinix, Inc., dated as of May 1, 2002.

10.56 (7)+	Second Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of October 1, 2002.

10.58 (7)	Form of Severance Agreement entered into by the Company and each of the Company’s executive officers.

10.60 (9)	Governance Agreement by and among Equinix, Inc., STT Communications Ltd., i-STT Communications Ltd., STT Investments Pte Ltd and the Pihana Pacific stockholder named therein, dated as of December 31, 2002.

10.61 (9)	Tenancy Agreement over units #06-01, #06-05, #06-06, #06-07 and #06-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

Exhibit Number	Description of Document
10.62 (9)	Tenancy Agreement over units #05-05, #05-06, #05-07 and #05-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.63 (9)	Tenancy Agreement over units #03-01 and #03-02 of Block 28 Ayer Rajah Crescent, Singapore 139959.

10.64 (9)	Tenancy Agreement over units #05-01, #05-02, #05-03 and #05-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.65 (9)	Tenancy Agreement over units #03-05, #03-06, #03-07 and #03-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.69 (9)	Lease Agreement with Downtown Properties, LLC dated April 10, 2000, as amended.

10.70 (9)	Lease Agreement with Comfort Development Limited dated November 10, 2000.

10.71 (9)	Lease Agreement with PacEast Telecom Corporation dated June 15, 2000, as amended.

10.72 (9)	Lease Agreement Lend Lease Real Estate Investments Limited dated October 20, 2000.

10.73 (9)	Lease Agreement with AIPA Properties, LLC dated November 1, 1999, as amended.

10.74 (9)	Third Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 30, 2002.

10.75 (9)	Registration Rights Agreement by and among Equinix and the Initial Purchasers, dated as of December 31, 2002.

10.76 (9)	Securities Purchase Agreement by and among Equinix, the Guarantors and the Purchasers, dated as of October 2, 2002.

10.77 (9)	Series A-1 Convertible Secured Note Due 2007 issued to i-STT Investments Pte Ltd on December 31, 2002.

10.78 (9)	Preferred Stock Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.79 (9)	Change in Control Warrant issued to i-STT Investments Pte Ltd on December 31, 2002.

10.83 (11)	Securities Purchase and Admission Agreement, dated April 29, 2003, among Equinix, certain of Equinix’s subsidiaries, i-STT Investments Pte Ltd, STT Communications Ltd and affiliates of Crosslink Capital.

10.84 (12)	Sublease by and between Electronics for Imaging as Landlord and Equinix Operating Co., Inc. as Tenant dated February 12, 2003.

10.90 (13)	Expatriate Agreement with Philip Koen, President and Chief Operating Officer of the Company, dated as of June 24, 2003.

10.92 (14)	Renewal of Tenancy Agreements over units #06-01, #06-05/08, #05-05/08, #03-05/08 & #05-01/04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

Exhibit Number	Description of Document
10.94 (15)	Fourth Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of November 21, 2003.

10.95 (15)+	Sublease Agreement between Sprint Communications Company, L.P. and Equinix Operating Co., Inc. dated October 24, 2003.

10.96 (15)	Tenancy Agreement over units #03-01, #03-02, #03-03, #03-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.97 (15)	Lease Agreement with JMA Robinson Redevelopment, LLC, as successor in interest to Carrier Central L.A., Inc., dated as of November 30, 2003.

10.99 (16)	Indenture among Equinix, Inc. and U.S. Bank National Association as Trustee dated February 11, 2004.

10.101 (16)	First Amendment to Lease Agreement dated September 1, 1999, between Lakeside Purchaser L.L.C. as successor in interest to Carlyle-Core Chicago, LLC and Equinix Operating Co., Inc.

10.102 (17)	Supplemental Lease Agreement with Comfort Development Limited dated May 18, 2004.

10.103 (18)+	Lease Agreement dated April 21, 2004 between Eden Ventures LLC and Equinix, Inc.

10.104 (18)	Lease Amendment Agreement dated June 17, 2004 between Equinix Japan KK and Mitsubishi Electric Information Network Corporation.

10.105 (18)	Equinix, Inc. 2004 International Employee Stock Purchase Plan effective as of June 3, 2004.

10.106 (18)	Equinix, Inc. Employee Stock Purchase Plan effective as of June 3, 2004.

10.107 (19)	First Amendment to Sublease Agreement dated June 21, 2004 between Equinix Operating Co. Inc. and Sprint Communications Company L.P.

10.108 (19)	Omnibus Amendment Agreement dated November 24, 2004 between Equinix, Inc. and i-STT Investments Pte Ltd.

10.109 (19)+	Assignment and Assumption of Lease and First Amendment to Lease dated December 6, 2004, between Equinix Operating Company, Inc., Abovenet Communications, Inc., and Brokaw Interests; and Lease dated December 29, 1999 between Abovenet Communications, Inc., and Brokaw Interests.

10.111 (19)	Sublease dated January 1, 2005 between Equinix, Inc, and At Last Sportswear, Inc./ Sharp Eye, Inc.

10.113 (19)	First Amendment to Lease dated January 18, 2005 between Eden Ventures LLC and Equinix, Inc.

10.115 (20)	Form of Restricted Stock Agreement for the Company’s executive officers under the Company’s 2000 Equity Incentive Plan.

10.116 (20)	2005 Incentive Plan.

10.117 (21)	Lease Agreement dated June 9, 2005 between Equinix Operating Co., Inc. and Mission West Properties L.P. and associated Guarantee of Equinix, Inc.

Exhibit Number	Description of Document
10.118 (21)+	Agreement of Sublease dated July 13, 2005 between Equinix Operating Co., Inc. and Verio Inc.

10.119+	Amended Loan and Security Agreement dated September 16, 2005 between Equinix, Inc. and Silicon Valley Bank

10.120	Purchase and Sale Agreement dated September 7, 2005 between 1920 East Maple LLC and Equinix Operating Co., Inc. and associated Assignment and Assumption Agreement between Equinix Operating Co., Inc. and Equinix RP, Inc.

10.121	Sale Agreement dated October 3, 2005 between Trizec Realty, LLC and Equinix, Inc. and associated Assignment and Assumption Agreement between Equinix, Inc. and Equinix RP II LLC.

10.122 (22)	Letter Agreement dated October 6, 2005 among Equinix, Inc., STT Communications Ltd. and i-STT Investments Pte. Ltd.

21.1	Subsidiaries of Equinix.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-93749).
(2)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement in Form S-1 (Commission File No. 333-39752).
(3)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(4)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(5)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(6)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(7)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(8)	Incorporated herein by reference to Annex A of Equinix’s Definitive Proxy Statement filed with the Commission December 12, 2002.
(9)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(10)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002.
(11)	Incorporated herein by reference to exhibit 10.1 in the Registrant’s filing on Form 8-K on May 1, 2003.
(12)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(13)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(14)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(15)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(16)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(17)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement in Form S-3 (Commission File No. 333-116322).
(18)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(19)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(20)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(21)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(22)	Incorporated herein by reference to Exhibit 99.1 in the Registrant’s Current Report on Form 8-K filed on October 6, 2005.
+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.

Date: October 26, 2005
	By:	/S/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)