Form 10-K
period 2005-12-31
EQUINIX INC
filed 2006-03-16
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☒        Accelerated filer                ☐        Non-accelerated filer            ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $725.9 million.

As of February 28, 2006, a total of 28,274,386 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2006 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2005. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

EQUINIX, INC.

FORM 10-K

DECEMBER 31, 2005

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

Overview

Equinix provides network neutral colocation, interconnection and managed services to enterprises, content companies, systems integrators and the world’s largest network providers. Through our Internet Business Exchange hubs, or IBX hubs, in eleven markets in the U.S. and Asia-Pacific, customers can directly interconnect with each other for critical traffic exchange requirements. Direct interconnection to our aggregation of networks, which serve more than 90% of the world’s Internet routes, allows our customers to increase performance while significantly reducing costs. Based on our network neutral model and the quality of our IBX hubs, we believe we have established a critical mass of customers. This critical mass and the resulting “network effect” combined with a strong financial position continue to drive new customer growth and bookings. As a result of our largely fixed cost model, any growth in revenue would likely drive incremental margins and increased operating cash flow.

Our network neutral business model is a key differentiator for us in the market. Because we do not operate a network, we are able to offer our customers direct interconnection to the largest aggregation of bandwidth providers and Internet service providers. The world’s top tier Internet service providers, numerous access networks, second tier providers and international carriers such as AOL, AT&T, British Telecom, Cable & Wireless, Comcast, Level 3, MCI (now known as Verizon Business), NTT, SingTel and Qwest are all currently located at our IBX hubs. Access to such a wide variety of networks has attracted nine of the top 10 Internet properties and numerous other enterprise and government customers, including Amazon.com, Electronic Arts, Fox Interactive Media, Fujitsu, Gannett, The Gap, Goldman Sachs, Google, IBM, MSN, NASA, Salesforce.com, Solo Cup, Sony, Washington Mutual, and Yahoo!.

Our services are comprised of three types: Colocation, Interconnection, and Managed IT Infrastructure services.

•	Colocation services include cabinets, power, operations space and storage space for our customers’ colocation needs.

•	Interconnection services provide scalable and reliable connectivity that allow our customers to exchange traffic directly with the service provider of their choice or directly with each other.

•	Managed IT infrastructure services allow our customers to leverage our significant telecommunications expertise, maximize the benefits of our IBX hubs and optimize their infrastructure and resources.

The market for our services has historically been served by large telecommunications carriers who have bundled their telecommunications services and managed services with their colocation offerings. A number of these telecommunications carriers have eliminated or reduced their colocation footprint to focus on their core businesses. Additionally, many of the competitive providers have failed to scale their businesses and have been forced to exit the market. This reduction in supply in the industry has stabilized pricing and increased the demand for our centers because we have gained many of those customers displaced from these companies as access to their networks is also available in our IBX hubs. Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service offerings.

Recent Developments

During 2005, we converted our convertible secured notes and preferred stock; granted restricted shares for the first time to our executive officers; acquired three existing IBX properties in the Silicon Valley, Chicago and Los Angeles metro area markets; purchased the campus in Ashburn, Virginia that houses our original Washington, D.C. metro area IBX; amended our revolving line of credit agreement with Silicon Valley Bank and recorded a significant restructuring charge in connection with our decision to exit the approximate 40 acre ground lease for unimproved real property in San Jose. During 2006, we granted additional restricted shares to our executive officers and approved stock options to be granted to our employees as part of our annual refresh program and announced our intention to expand our presence in the Washington, D.C. and Chicago metro areas by building out brand new centers next to or nearby our existing Washington, D.C. and Chicago metro area IBX centers. For further information on our recent developments, refer to our discussion of “Recent Developments” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K below.

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

In order to accommodate the rapid growth of Internet traffic, an organized approach for network interconnection was needed. The exchange of traffic between these networks became known as peering. Peering is when networks trade traffic at relatively equal amounts and set up agreements to trade traffic at no charge to the other party. At first, government and non-profit organizations established places where these networks could exchange traffic, or peer, with each other—these points were known as network access points, or NAPs. Over time, many NAPs became a natural extension of carrier services and were run by such companies as MFS (now a part of Verizon Business), Sprint, Ameritech and Pacific Bell (both now known as at&t).

Ultimately, these NAPs were unable to scale with the growth of the Internet and the lack of “neutrality” by the carrier owners of these NAPs created a conflict of interest with the participants. This created a market need for network neutral interconnection points that could accommodate the rapidly growing need to increase performance for enterprise and consumer users of the Internet, especially with the rise of important content providers such as Microsoft, Yahoo!, AOL and others. In addition, the providers, as well as a growing number of enterprises required a more secure, reliable solution for direct connection to a variety of telecommunications networks as the importance of their Internet operations continued to grow.

To accommodate Internet traffic growth, the largest of these networks left the NAPs and began trading traffic by placing private circuits between each other. Peering which once occurred at the NAP locations was moved to these private circuits. Over the years, these circuits became expensive to expand and could not be built fast enough to accommodate the growth in traffic. This led to a need by the large carriers to find a more efficient way to trade traffic or peer. Customers have chosen Equinix for peering because they are now able to reach all of the networks with which they peer within one location, with simple direct connections. Their ability to peer across the room, instead of across a metro area has increased the scalability of their operations while decreasing costs for some customers by upwards of 70%.

Our IBX centers are the next-generation interconnection points. They are designed to handle the scalability issues that exist between both large and small networks, as well as the interconnection between companies who have become critical to the Internet. We have been successful in uniting the major companies that make up the Internet infrastructure including at&t, Level 3, Qwest, SAVVIS, Sprint and Verizon Business. These companies, which constitute the world’s top Internet service providers, together with most of the major broadband networks, including AOL, Comcast, Cox Communications and MSN, second tier backbones such as Earthlink, Global Crossing, Verio and WilTel, top international telecommunications carriers, including Bell Canada, British Telecom, Deutsche Telecom, France Telecom, Japan Telecom, KDDI, SingTel, StarHub, Telia and Telstra, a number of fiber, sonet, ethernet and competitive local exchange companies, including Looking Glass Networks and OnFiber Communications, and incumbent local exchange companies, including at&t, BellSouth and Verizon, are our customers and use us to interconnect with each other and their customers. Additionally, we provide an important industry leadership role in the area of exchange points and are consistently looked to as an industry expert and key influencer on this subject matter.

Content providers and enterprises can now control their own network performance by economically reaching the various service providers they wish to work with by establishing direct connections for this connectivity. For our customers, this represents significant cost savings and increased flexibility to move among providers.

Our Solution

Our IBX centers provide the environment and services to meet the networking and IT operations challenges facing enterprises, networks and Internet businesses today. As a result, we are able to provide the following key benefits to our customers:

Quality.    Our IBX centers provide customers with a secure, high quality solution for their colocation needs. Enterprise and content companies have demanding requirements for data center uptime, security, power backup and other important attributes. We have designed our IBX centers and processes to exceed the requirements for the most important financial institutions, government agencies and key enterprise brands such as Amazon.com, The Gap, Goldman Sachs, Macromedia, Solo Cup, Sony and Ticketmaster. We have a track record of 99.999% uptime and are continually testing and refining processes to ensure that we will continue to provide high levels of stability and quality.

Performance.    Because we provide direct access to the providers that serve more than 90% of the world’s Internet routes and users, customers can quickly, efficiently, cost-effectively and reliably exchange traffic with their network services providers for higher performance operations. The ability to connect directly to the more than 200 networks enables high-quality direct interconnection. With the mass of networks present, global enterprises are increasingly looking at ways to provide network diversity and increase performance of their operations, and are utilizing our IBX centers to ensure their IT infrastructures are operating at the interconnection hub of the Internet. By using multiple networks, customers are able to build redundancy into their operations in the event that one of their network service providers has a service interruption or restructuring in their business. The network service providers and geographic diversity we offer provides customers with the flexibility to enable the highest performing Internet operations.

Improved Economics.    Our services such as Equinix Exchange and Equinix Internet Core Exchange facilitate peering and dramatically reduce costs for critical transit, peering and traffic exchange operations by eliminating the costs of private peering or local loops. Networks such as at&t, British Telecom, Cox Communications and Japan Telcom and content providers such as Electronic Arts, Google, MSN and Yahoo! can save between 20% and 70% of bandwidth costs through the traffic exchange services we offer. In addition, content companies and enterprises can save significant bandwidth costs because the number of networks housed within Equinix competing for the traffic of these companies results in lower prices while providing increased performance.

Access to International Markets.    We offer our network, content and enterprise customers a one-stop solution for their outsourced IT infrastructure needs in the U.S. and Asia-Pacific. This is especially important for U.S. enterprises who want to expand into Asia-Pacific, where the myriad of complexities for doing business in each country remains challenging. We offer a consistent standard of quality and support for all our locations throughout the U.S. and Asia-Pacific.

Financial information about our geographic areas can be found in our consolidated financial statements and the related notes thereto and in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included elsewhere in this Annual Report on Form 10-K.

Our Strategy

Our objective is to become the premier hub for critical Internet properties, enterprises, content providers and government agencies to locate their information technology infrastructure operations in order to gain maximum benefits from the choice of networks and partners in the most simple and efficient manner. Key components of our strategy include the following:

Continue to Build upon our Critical Mass of Network Providers and Content Companies, and Grow our Position within Enterprise and Government.    We have assembled a critical mass of premier network providers and content companies and have become one of the core hubs of the Internet. This critical mass is a key selling point since content companies want to connect with a diverse set of networks to provide the best connectivity to their end-customers, and network companies want to sell bandwidth to content customers and interconnect with other networks in the most efficient manner available. Currently, we service over 200 unique networks, including all of the top tier networks, allowing our customers to directly interconnect with providers that serve more than 90% of global Internet routes. We have a growing mass of key players in the enterprise sector, such as The Gap, Gannett, Goldman Sachs, IBM, Salesforce.com, SOLO Cup, Sony, Washington Mutual, XM Radio and others. Similarly, we have experienced increasing success in attracting customers from the government sector, such as NASA. We expect vertical marketing efforts in the financial, government and digital media segments to be a key growth driver in 2006 and beyond.

Leverage the Network Effect.    As networks, content providers and other enterprises locate in our IBX centers, it benefits their suppliers and business partners to do so as well to gain the full economic and performance benefits of direct interconnection. These partners, in turn, pull in their business partners, creating a “network effect” of customer adoption. Our interconnection services enable scalable, reliable and cost-effective interconnection and traffic exchange thus lowering overall cost and increasing flexibility. The ability to directly interconnect with a wide variety of companies is a key differentiator for us in the market.

Promote our IBX Centers as the Highest Performance Points on the Internet.    Data center reliability and power availability are two of the most important attributes when customers are choosing a data center provider. Our premier IBX hubs are next-generation data centers and offer customers advanced security, reliability and redundancy. Our security design includes five levels of biometrics security to access customer cages. Our power infrastructure includes N+1 redundancy for all systems and has delivered 99.999% uptime over the period from January 1, 2002 through December 31, 2005. Our support staff, trained to aid customers with operational support, are available 24 hours a day, 365 days a year.

Provide New Products and Services within our IBX Centers.    We plan to continue to offer additional products and services that are most valuable to our customers as they manage their Internet and network businesses and, specifically, as they attempt to effectively utilize multiple networks. For example, we offer an automated service called Equinix Direct to allow customers to easily choose and provision multiple networks with a simple easy to use portal.

Ensure Continuous Growth for our Customers.    We plan to expand in key markets based on customer demand to ensure a smooth growth path for our customers. For example, we have acquired six new IBX centers in our key markets over the last two years, increasing our customer cabinet capacity by 50%. Our strategy is to continue to grow in select existing markets and possibly expand to additional markets where demand and financial return potential warrant. We expect to execute this expansion strategy in a cost-effective and prudent manner through a combination of acquiring existing centers through lease or purchase, or building new centers based on key criteria, such as demand and potential financial return, in each market.

Customers

Our customers include carriers and other bandwidth providers, Internet service providers, enterprises, content providers and system integrators. We offer each customer a choice of business partners and solutions based on their colocation, interconnection and managed IT service needs. As of December 31, 2005, we had 1,138 customers worldwide.

Typical customers in each category include the following:

Carriers/Networks	Content Providers	Enterprise
AT&T	Amazon.com	Apple
British Telecom	AOL	Deutsche Boerse
Cable & Wireless	Electronic Arts	Fidelity Investments
Comcast	Fox Interactive Media	Fujitsu
Level 3	Google	The Gap
NTT	MSN	Goldman Sachs
SAVVIS	Sony	IBM
SingTel	Ticketmaster	NASA
Sprint	Wal-Mart	Washington Mutual
Verizon Business	Yahoo!	XM Radio

Customers typically sign renewable contracts of one or more years in length. Our single largest customer, IBM, represented approximately 11%, 13% and 15% of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. No other single customer accounted for more than 10% of revenues during this time.

Services

Our services are comprised of three types: Colocation, Interconnection and Managed IT Infrastructure services.

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

Within our IBX centers, customers can place their equipment and interconnect with a choice of networks or other business partners. We also provide customized solutions for customers looking to package our IBX services as part of their complex solutions. Our colocation products and services include:

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

Power.    Power is an important element of increasing importance in customers’ colocation decisions. We offer both AC and DC power circuits at various amperages and phases customized to a customer’s individual power requirements. Power is priced with an initial installation fee and an ongoing recurring monthly charge based on the circuit ordered.

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

Interconnection Services

Our interconnection services enable scalable, reliable and cost-effective interconnection and traffic exchange between all Equinix customers. These interconnection services are either on a one-to-one basis with direct cross connects or one-to-many through one of our peering services. In peering, we provide an important industry leadership role by acting as the relationship broker between parties who would like to interconnect within our IBX centers. Our staff holds significant positions in the leading industry groups such as the North American Network Operators’ Group, or NANOG, and the Internet Engineering Task Force, or IETF, and bring a tremendous amount of knowledge to this area. Our staff published industry-recognized white papers and strategy documents in the areas of peering and interconnection, many of which are used by leading institutions worldwide in furthering the education and promotion of this important network arena. To showcase these efforts, we hold peering forums which are now widely recognized as a very influential forum for the world’s top peering experts. We will continue to develop additional services in the area of traffic exchange that will allow our customers to leverage the critical mass of networks now available in our IBX centers. Our current exchange services are comprised of the following:

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

Equinix Exchange.    Customers may choose to peer through and connect to our Equinix Exchange via a central switching fabric rather than purchase a direct physical cross connection. With a connection to this switch, a customer can aggregate multiple interconnects over one physical connection with up to 10 gigabits of capacity instead of purchasing individual physical cross connects. In 2005, Equinix announced a partnership with Neustar to facilitate voice over Internet protocol (VOIP) peering. The Exchange service is offered as a bundled service that includes a cabinet, power, cross connects and port charges. The service is priced by IBX with an initial installation fee and an ongoing monthly recurring charge. Individual IBX prices increase as the number of participants on the exchange service grows.

Equinix IBXLink.    Customers who are located in one IBX may need to interconnect with networks or other customers located in an adjacent IBX in the same metro area. IBXLink allows customers to seamlessly interconnect between IBXs at capacities up to an OC-192, or 10 gigabit level. IBXLink services are priced with an initial installation fee and an ongoing monthly recurring charge dependent on the capacity the customer purchases.

Internet Connectivity Services.    Customers who are installing equipment in our IBX centers generally require IP connectivity or bandwidth services. Although many large customers prefer to contract directly with carriers, we offer customers the ability to contract for these services through us from any of the major bandwidth providers. This service, which is primarily provided in Asia, is targeted to customers who require a single bill and a single point of support for their entire services contract through Equinix for their bandwidth needs. Internet Connectivity Services are priced with an initial installation fee and an ongoing monthly recurring charge based on the amount of bandwidth committed.

Managed IT Infrastructure Services

With the continued growth in Internet use, networks, service providers, enterprises and content providers are challenged to deliver fast and reliable service, while lowering costs. With over 200 ISPs and carriers located in our IBX centers, we leverage the value of network choice with our set of multi-network management and other outsourced IT services.

Professional Services.    Our IBX centers are staffed with Internet and telecommunications specialists who are on-site and available 24 hours a day, 365 days a year. These professionals are trained to perform installations of customer equipment and cabling. Professional services are custom-priced depending on customer requirements.

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

Equinix Direct.    Equinix Direct is a managed multi-homing service that allows customers to easily provision and manage multiple network connections over a single interface. Customers can choose branded networks on a monthly basis with no minimums or long-term commitments. This service is priced with an initial install fee and ongoing monthly recurring charges, dependent on the bandwith used by the customer.

Equinix Mail Service.    Equinix’s enterprise messaging service, available only in our Singapore location, is a complete outsourced solution, primarily based on the Lotus Notes and Microsoft Exchange platforms, to which customers entrust the operation and support of their messaging applications. This service is priced with an initial installation fee and an ongoing monthly recurring charge.

Equinix Command Center.    Equinix Command Center, available only in Asia-Pacific, is a suite of managed services for the management and monitoring of enterprise-level information systems and network infrastructure. The suite of services allows customers to achieve greater efficiency of their IT infrastructure while reducing the cost and complexity of administering and managing these functions internally. The services are priced with an initial installation fee and ongoing monthly recurring charges based on customer activity.

Sales and Marketing

Sales.    We use a direct sales force and channel marketing program to market our services to network, content provider, enterprise, government and Internet infrastructure businesses. We organize our sales force by customer type as well as by establishing a sales presence in diverse geographic regions, which enables efficient servicing of the customer base from a network of regional offices. In addition to our worldwide headquarters located in Silicon Valley, we have established an Asia-Pacific regional headquarters in Singapore. Our U.S. sales offices are located in New York; Boston; Reston, Virginia; Los Angeles; Honolulu; Chicago and Silicon Valley. Our Asia-Pacific sales offices are located in Hong Kong, Singapore, Sydney and Tokyo.

Our sales team works closely with each customer to foster the natural network effect of our IBX model, resulting in access to a wider potential customer base via our existing customers. As a result of the IBX interconnection model, IBX center participants encourage their customers, suppliers and business partners to also locate in the IBX centers. These customers, suppliers and business partners, in turn, encourage their business partners to locate in IBX centers resulting in additional customer growth. This network effect significantly reduces our new customer acquisition costs. In addition, large network providers or managed service providers may refer customers to Equinix as a part of their total customer solution.

In 2004, Equinix established a channel sales program to take advantage of the many networks that were exiting the colocation business to focus on their core competencies. These channel partners are primarily large telecommunications providers whose networks are already installed in Equinix IBX centers and who have customers that require high quality colocation in addition to the network services of the telecommunications providers.

Marketing.    To support our sales effort and to actively promote our brand in the U.S. and Asia-Pacific, we conduct comprehensive marketing programs. Our marketing strategies include an active public relations campaign and on-going customer communications programs. Our marketing efforts are focused on major business and trade publications, online media outlets, industry events and sponsored activities. Our staff holds leadership positions in key networking organizations and we participate in a variety of Internet, computer and financial industry conferences and place our officers and employees in keynote speaking engagements at these conferences. We also regularly measure customer satisfaction levels and host key customer forums to ensure customer needs are understood and incorporated in product and service planning efforts. From a brand perspective, we build recognition through sponsoring or leading industry technical forums and participating in Internet industry standard-setting bodies. We continue to develop and host the industry’s most successful educational forums focused on peering technologies and peering practices for ISPs and content providers.

Competition

Our current and potential competition includes:

•	Internet data centers operated by established U.S. communications carriers such as AT&T, Level 3, Qwest, SAVVIS and Verizon Business and Asia-Pacific communications carriers such as NTT and SingTel. Unlike the major network providers, who constructed data centers primarily to help sell bandwidth, we have aggregated multiple networks in one location, providing superior diversity, pricing and performance. Telecommunications companies’ data centers generally only provide one choice of carrier and also prefer customers with high managed services needs as part of their pricing structures. Locating in our IBX centers provides access to top tier networks and allows customers to negotiate the best prices with a number of carriers resulting in better economics and redundancy. In 2003 and 2004, two major carriers who had built and operated their own data centers exited the U.S. colocation market. The disposition of these assets has been completed with various owners assuming the assets, including SAVVIS. Because these operators are not network neutral, we believe we have an advantage in gaining the business of those customers displaced from these carriers because access to their networks is also available in our IBX centers.

•	U.S. Network access points (NAPS) such as Switch and Data and carrier operated NAPs. NAPs, generally operated by carriers, are typically older facilities and lack the incentive to upgrade the infrastructure in order to scale with traffic growth. In contrast, we provide state-of-the-art, secure centers and geographic diversity with 24-hour support and a full range of network and content provider offerings.

•	Vertically integrated web site hosting, colocation and ISP companies such as AboveNet, Digex/Verizon Business and SAVVIS. Most managed service providers require that customers purchase their entire network and managed services directly from them. We are a network and service provider aggregator and allow customers the ability to contract directly with the networks and web-hosting partner best for their business. By locating in one of our IBX centers, hosting companies add more value to our business proposition by bringing in more partners and customers and thus enhancing a network effect.

Unlike other providers whose core businesses are bandwidth or managed services, we focus on neutral hubs for networks, content providers, enterprises and government. As a result, we are free of the channel conflict common at other hosting/colocation companies. We compete based on the quality of our IBX centers, our ability to provide a one-stop solution in our U.S. and Asia-Pacific locations, the superior performance and diversity of our network neutral strategy and the economic benefits of the aggregation of top networks and Internet businesses under one roof. Specifically, we have established relationships with a number of leading hosting companies such as IBM (our largest customer) and others. We expect to continue to benefit from several industry trends including the consolidation of supply in the colocation market, the need for contracting with multiple networks due to the uncertainty in the telecommunications market, customers’ increasing power requirements, enterprise customers’ growth in outsourcing and the continued growth of broadband.

Employees

As of December 31, 2005, we had 537 employees. We had 372 employees based in the U.S. and 165 employees based in Asia-Pacific. Of our U.S. employees, we had 220 based at our corporate headquarters in Foster City, California and our regional sales offices. Of those employees, 84 were in engineering and operations, 68 were in sales and marketing and 68 were in management and finance. We had 152 employees based at our IBX centers in Chicago, Illinois; Dallas, Texas; Honolulu, Hawaii; Los Angeles and Silicon Valley, California; New York, New York; and the Washington, D.C. area. Of our Asia-Pacific employees, we had 112 at our Asia-Pacific headquarters in Singapore and our other regional offices. Of those employees, 39 were in engineering and operations, 27 were in sales and marketing and 46 were in management and finance. We had 53 employees based at our IBX centers in Hong Kong, Singapore, Sydney, and Tokyo.

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

ITEM 1A.    RISK FACTORS

In addition to the other information in this report, the following risk factors should be considered carefully in evaluating our business and us:

Risks Related to Our Business

We have incurred substantial losses in the past and may continue to incur additional losses in the future.

Although we have generated cash from operations since the quarter ended September 30, 2003, for the years ended December 31, 2005, 2004 and 2003, we incurred net losses of $42.6 million, $68.6 million and $84.2 million, respectively. In light of new rules regarding the expensing of stock-based compensation, we do not expect to become net income positive for the foreseeable future. In addition, if we acquire or build-out additional IBX centers, we will have additional depreciation and amortization expenses that will negatively impact our ability to achieve and sustain profitability. Although our goal is to achieve profitability, even without giving effect to the expensing of stock-based compensation, there can be no guarantee that we will become profitable, and we may continue to incur additional losses. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We expect our operating results to fluctuate.

We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuations in our operating results may cause the market price of our common stock to decline. We expect to experience significant fluctuations in our operating results in the foreseeable future due to a variety of factors, including:

•	financing or other expenses related to the acquisition, purchase or construction of additional IBX centers;

•	mandatory expensing of employee stock-based compensation, including restricted shares;

•	demand for space, power and services at our IBX centers;

•	changes in general economic conditions and specific market conditions in the telecommunications and Internet industries;

•	costs associated with the write-off or exit of unimproved or underutilized property;

•	the provision of customer discounts and credits;

•	the mix of current and proposed products and services and the gross margins associated with our products and services;

•	the timing required for new and future centers to open or become fully utilized;

•	competition in the markets in which we operate;

•	conditions related to international operations;

•	increasing repair and maintenance expenses in connection with aging IBX centers;

•	not enough available capacity in our existing IBX centers to book new revenue or delays in opening up new or acquired IBX centers may delay our ability to book new revenue in markets which have otherwise reached capacity;

•	the timing and magnitude of other operating expenses, including taxes, capital expenditures and expenses related to the expansion of sales, marketing, operations and acquisitions, if any, of complementary businesses and assets; and

•	the cost and availability of adequate public utilities, including power.

Any of the foregoing factors, or other factors discussed elsewhere in this report could have a material adverse effect on our business, results of operations and financial condition. Although we have experienced growth in revenues in recent quarters, this growth rate is not necessarily indicative of future operating results. It is possible that we may never generate net income on a quarterly or annual basis. In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to lease and personnel expenses, depreciation and amortization, and interest expenses. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. As such, comparisons to prior reporting periods should not be relied upon as indications of our future performance. In addition, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, we could experience an immediate and significant decline in the trading price of our stock.

If the market price of our stock continues to be highly volatile, the value of an investment in our common stock may decline.

Since January 1, 2005, our common stock has traded between $31.39 and $56.40 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. Actual sales, or the market’s perception with respect to possible sales, of a substantial number of shares of our common stock within a narrow period of time could cause our stock price to fall. Announcements by us or others may also have a significant impact on the market price of our common stock. These announcements may include:

•	our operating results;

•	new issuances of equity, debt or convertible debt;

•	developments in our relationships with corporate customers;

•	announcements by our customers or competitors;

•	changes in regulatory policy or interpretation;

•	changes in the ratings of our stock by securities analysts;

•	purchase or development of real estate and/or additional IBX centers;

•	announcements with respect to the operational performance of our IBX centers;

•	market conditions for telecommunications stocks in general; and

•	general economic and market conditions.

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

Although we received an unqualified opinion regarding the effectiveness of our internal controls over financial reporting as of December 31, 2004 and December 31, 2005, in the course of our ongoing evaluation of our internal controls over financing reporting, we have identified certain areas which we would like to improve and are in the process of evaluating and designing enhanced processes and controls to address these areas identified during our evaluation, none of which we believe constitutes or will constitute a material change. However, we cannot be certain that our efforts will be effective or sufficient for us, or our independent registered public accounting firm, to issue unqualified reports in the future, especially as our business continues to grow and evolve.

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

For the years ended December 31, 2005, 2004 and 2003, we recognized 13%, 13% and 15%, respectively, of our revenues outside North America. We anticipate that, for the foreseeable future, a significant part of our revenues will be derived from sources outside North America.

To date, the neutrality of our IBX centers and the variety of networks available to our customers has often been a competitive advantage for us. In certain of our acquired IBX centers, in Singapore in particular, the limited number of carriers available reduces that advantage. As a result, we may need to adapt our key revenue-generating services and pricing to be competitive in that market.

We may experience gains and losses resulting from fluctuations in foreign currency exchange rates. To date, the majority of our revenues and costs have been denominated in U.S. dollars; however, the majority of revenues and costs in our international operations have been denominated in Singapore dollars, Japanese yen and Australia and Hong Kong dollars. Although we have in the past and may decide to undertake foreign exchange hedging transactions in the future to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure. Where our prices are denominated in U.S. dollars, our sales could be adversely affected by declines in foreign currencies relative to the U.S. dollar, thereby making our products more expensive in local currencies. Our international operations are generally subject to a number of additional risks, including:

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

We are considering the acquisition or lease of additional properties, including construction of new IBX centers. We will be required to commit substantial operational and financial resources to these IBX centers, generally 12-18 months in advance of securing customer contracts, and we may not have sufficient customer demand in those markets to support these centers once they are built. In addition, unanticipated technological changes could affect customer requirements for data centers and we may not have built such requirements into our new IBX centers. Any of these contingencies, if they were to occur, could make it difficult for us to realize expected or reasonable returns on these investments.

We may begin construction of new IBX centers which could involve significant risks to our business.

We believe that most of the pre-existing built-out data centers have already been acquired, and that there are few if any viable distressed assets available for us to acquire in our key markets today. In order to sustain our growth in these markets, we may begin to acquire suitable land with or without structures and build our new IBX centers from the ground up (a “greenfield” build). A greenfield build involves substantial planning and lead-time, much longer time to completion than we have currently seen in our recent IBX retrofits of existing data centers, and significantly higher costs of construction, equipment, and materials which could have a negative impact on our returns. Site selection is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets with the necessary combination of high power capacity and fiber connectivity.

While we may prefer to locate new IBX centers adjacent to our existing locations, we may be limited by the inventory and location of suitable properties as well as the need for adequate power and fiber to the site. In the event we decide to build new IBX centers separate from our existing IBX centers, we may not be able to offer the number of networks that we currently provide in an existing IBX center. Fewer networks available in a new IBX center could result in lower interconnection revenue, lower margins, and could have a negative impact on customer retention over time.

We may make acquisitions, which pose integration and other risks that could harm our business.

We have recently acquired several new IBX centers, and we may seek to acquire additional IBX centers, real estate for development of new IBX centers, complementary businesses, products, services or technologies. As a result of these acquisitions, we may be required to incur additional debt and expenditures and issue additional shares of our common stock to pay for the acquired businesses, products, services or technologies, which will dilute our stockholders’ ownership interest and may delay, or prevent, our profitability. These acquisitions may also expose us to risks such as:

•	the possibility that we may not be able to successfully integrate acquired businesses or achieve the level of quality in such businesses to which our customers are accustomed;

•	the possibility that additional capital expenditures may be required;

•	the possibility that senior management may be required to spend considerable time negotiating agreements and integrating acquired businesses;

•	the possible loss or reduction in value of acquired businesses;

•	the possibility that our customers may not accept either the existing equipment infrastructure or the “look-and-feel” of a new or different IBX center;

•	the possibility that carriers may find it cost-prohibitive or impractical to bring fiber and networks into a new IBX center;

•	the possibility of pre-existing undisclosed liabilities regarding the property or IBX center, including but not limited to environmental or asbestos liability, of which our insurance may be insufficient or for which we may be unable to secure insurance coverage; and

•	the possibility that the concentration of our IBX centers in the Silicon Valley may increase our exposure to seismic activity and that these centers may be located on or near the fault zones for which we may not have adequate levels of earthquake insurance.

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

Customers are increasing their use of high-density electrical power equipment, such as blade servers, in our IBX centers which has significantly increased the demand for power on a per cabinet basis. Because most of our centers were built several years ago, the current demand for electrical power may exceed the designed electrical capacity in these centers. As electrical power, not space, is typically the limiting factor in our IBX data centers, our ability to fully utilize our IBX centers may be limited in these centers. The availability of sufficient power may also pose a risk to the successful operation of our new IBX centers. The ability to increase the power capacity of an IBX, should we decide to, is dependent on several factors including, but not limited to, the local utility’s ability to provide additional power; the length of time required to provide such power; and/or whether it is feasible to upgrade the electrical infrastructure of an IBX to deliver additional power to customers. Although we are currently designing and building a much higher power specification, there is a risk that demand will continue to increase and our IBX centers could become obsolete sooner than expected.

Our business could be harmed by prolonged electrical power outages or shortages, increased costs of energy or general availability of electrical resources.

Our IBX centers are susceptible to regional costs of power, electrical power shortages, planned or unplanned power outages such as those that occurred in California during 2001 and in the Northeast in 2003 or natural disasters such as the tornados in the U.S. East Coast in 2004, and limitations, especially internationally, on availability of adequate power resources. Power outages could harm our customers and our business. We attempt to limit exposure to system downtime by using backup generators and power supplies, however, we may not be able to limit our exposure entirely even with these protections in place, as was the case with power outages we experienced in our Chicago and Washington, D.C. metro area IBX centers in 2005. In addition, the overall power shortage in California has increased the cost of energy, and although contractual price increase clauses may exist, we may not be able to pass these increased costs on to our customers.

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

STT Communications has voting control over a substantial portion of our stock and has influence over matters requiring stockholder consent.

As of December 31, 2005, STT Communications, through its subsidiary, i-STT Investments (Bermuda) Ltd., had voting control over approximately 16% of our outstanding common stock. In addition, STT Communications is not prohibited from buying shares of our stock in public or private transactions. As a result, STT Communications is able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could prevent or delay a third party from acquiring or merging with us.

We may be forced to take steps, and may be prevented from pursuing certain business opportunities, to ensure compliance with certain tax-related covenants agreed to by us in the combination agreement.

We agreed to a covenant in the combination agreement (which we refer to as the FIRPTA covenant) that we would use all commercially reasonable efforts to ensure that at all times from and after the closing of the combination, none of our capital stock issued to STT Communications would constitute “United States real property interests” within the meaning of Section 897(c) of the Code. Under Section 897(c) of the Code, our capital stock issued to STT Communications would generally constitute “United States real property interests” at such point in time that the fair market value of the “United States real property interests” owned by us equals or exceeds 50% of the sum of the aggregate fair market values of (a) our “United States real property interests,” (b) our interests in real property located outside the U.S., and (c) any other assets held by us which are used or held for use in our trade or business. Currently, the fair market value of our “United States real property interests” is significantly below the 50% threshold. However, in order to assure compliance with the FIRPTA covenant, we may be limited with respect to the business opportunities we may pursue, particularly if the business opportunities would increase the amounts of “United States real property interests” owned by us or decrease the amount of other assets owned by us. In addition, we may take proactive steps to avoid our capital stock being deemed “United States real property interest,” including, but not limited to, (a) a sale-leaseback transaction with respect to some or all of our real property interests, or (b) the formation of a holding company organized under the laws of the Republic of Singapore which would issue shares of its capital stock in exchange for all of our outstanding stock (this reorganization would require the submission of that transaction to our stockholders for their approval and the consummation of that exchange). We will take these actions only if such actions are commercially reasonable for us and our stockholders. We have entered into an agreement with STT Communications and its affiliate pursuant to which we will no longer be bound by the FIRPTA covenant as of September 30, 2009. If we were to breach this covenant, we may be liable for damages to STT Communications.

If regulated materials are discovered at centers leased or owned by us, we may be required to remove or clean-up such materials, the cost of which could be substantial.

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

Our non-U.S. customers include numerous related parties of STT Communications.

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

The presence of diverse telecommunications carriers’ fiber networks in our IBX centers is critical to our ability to retain and attract new customers. We are not a telecommunications carrier, and as such we rely on third parties to provide our customers with carrier services. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results. We rely primarily on revenue opportunities from the telecommunications carriers’ customers to encourage them to invest the capital and operating resources required to connect from their centers to our IBX centers. Carriers will likely evaluate the revenue opportunity of an IBX center based on the assumption that the environment will be highly competitive. We cannot assure you that any carrier will elect to offer its services within our IBX centers or that once a carrier has decided to provide Internet connectivity to our IBX centers that it will continue to do so for any period of time. Further, many carriers are experiencing business difficulties or announcing consolidations. As a result, some carriers may be forced to downsize or terminate connectivity within our IBX centers which could have an adverse effect on our operating results.

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

Our business depends on providing customers with highly reliable service. We must protect our customers’ IBX infrastructure and their equipment located in our IBX centers. We continue to acquire IBX centers not built by us. If these IBX centers and their infrastructure assets are not in the condition we believe them to be in, we may be required to incur substantial additional costs to repair or upgrade the centers. The services we provide in each of our IBX centers are subject to failure resulting from numerous factors, including:

•	human error;

•	physical or electronic security breaches;

•	fire, earthquake, flood and other natural disasters;

•	water damage;

•	fiber cuts;

•	power loss;

•	sabotage and vandalism; and

•	failure of business partners who provide our resale products.

Problems at one or more of our IBX centers, whether or not within our control, could result in service interruptions or significant equipment damage. We have service level commitment obligations to certain of our customers, including our significant customers. As a result, service interruptions or significant equipment damage in our IBX centers could result in difficulty maintaining service level commitments to these customers. For example, for the year ended December 31, 2005, we recorded $457,000 in service level credits to various customers, primarily associated with two separate power outages that affected our Chicago and Washington, D.C. metro area IBX centers. If we incur significant financial commitments to our customers in connection with a loss of power, or our failure to meet other service level commitment obligations, our liability insurance and revenue reserves may not be adequate. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.

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

For the years ended December 31, 2005, 2004 and 2003, IBM accounted for 11%, 13% and 15%, respectively, of our revenues. We expect that IBM will continue to account for a significant portion of our revenue for the foreseeable future. Although the term of our IBM contract runs through 2011, IBM currently has the right to reduce its commitment to us pursuant to the terms and requirements of its customer agreement. If we lose IBM as a customer or if it significantly reduces the level of its commitment, our business, financial condition and results of operations could be adversely affected.

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

We may also face competition from persons seeking to replicate our IBX concept by building new centers or converting existing centers that some of our competitors are in the process of divesting. We may continue to see increased competition for data center space and customers from large real estate investment trusts (“REITS”) who also operate in our market. We may experience competition from our landlords, some of which are REITS, in this regard. Rather than leasing available space in our buildings to large single tenants, they may decide to convert the space instead to smaller square foot units designed for multi-tenant colocation use. Landlords/REITS may enjoy a cost effective advantage in providing services similar to those provided by our IBXs, and in addition to the risk of losing customers to these parties this could also reduce the amount of space available to us for expansion in the future. Competitors may operate more successfully or form alliances to acquire significant market share. Furthermore, enterprises that have already invested substantial resources in outsourcing arrangements may be reluctant or slow to replace, limit or compete with their existing systems by becoming a customer. Customers may also decide it is cost effective for them to build-out their own data centers which could have a negative impact on our results of operations. In addition, other companies may be able to attract the same potential customers that we are targeting. Once customers are located in competitors’ facilities, it may be extremely difficult to convince them to relocate to our IBX centers.

Because we depend on the retention of key employees, failure to maintain stock option incentives may be disruptive to our business.

Our success in retaining key employees and discouraging them from moving to a competitor is an important factor in our ability to remain competitive. As is common in our industry, our employees are typically compensated through grants of stock options in addition to their regular salaries. In addition to granting stock options to new hires, we periodically grant new stock options to certain employees as an incentive to remain with the company. To the extent we are unable to adequately maintain these stock option incentives due to stock option expensing or otherwise, and should employees decide to leave the company, this may be disruptive to our business and may adversely affect our business, financial condition and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

There is no disclosure to report pursuant to Item 1B.

ITEM 2.    PROPERTIES

Our executive offices are located in Foster City, California, and we also have sales offices in several cities throughout the United States. Our Asia-Pacific headquarter office is located in Singapore and we also have some office space in Hong Kong and Tokyo, Japan. We have entered into leases for or own IBX centers in Ashburn, Virginia; Chicago, Illinois; Dallas, Texas; Honolulu, Hawaii; Los Angeles, San Jose, Santa Clara and Sunnyvale, California; Newark and Secaucus, New Jersey; Hong Kong; Singapore; Sydney, Australia and Tokyo, Japan. We own an office/warehouse complex in Ashburn, Virginia. We also hold a ground leasehold interest in certain unimproved real property in San Jose, California, consisting of approximately 40 acres; however, we recorded a restructuring charge during the fourth quarter of 2005 related to this certain unimproved real property, which we do not utilize for any purpose, as we made the decision to not develop this land and will complete the exit of this property in its entirety no later than December 31, 2007.

ITEM 3.    LEGAL PROCEEDINGS

On July 30, 2001 and August 8, 2001, putative shareholder class action lawsuits were filed against us, certain of our officers and directors (the “Individual Defendants”), and several investment banks that were underwriters of our initial public offering. The cases were filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased our stock between August 10, 2000 and December 6, 2000. In addition, similar lawsuits were filed against approximately 300 other issuers and related parties. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the “1933 Act”) and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 (the “1934 Act”) against us and the Individual Defendants. The plaintiffs have since dismissed the Individual Defendants without prejudice. The suits allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for our initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. On February 19, 2003, the Court dismissed the Section 10(b) claim against us, but denied the motion to dismiss the Section 11 claim.

In July 2003, a Special Litigation Committee of the Equinix Board of Directors approved a settlement agreement and related agreements which set forth the terms of a settlement between us, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of us and the individual defendants and our agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Equinix to plaintiffs pursuant to the settlement, of which such claims are currently expected to be less than $3.4 million, will be covered by existing insurance and we do not expect that the settlement will involve any payment by us. We have no information as to whether there are any material limitations on the expected recovery by other issuer defendants of any potential financial obligation to plaintiffs from their own insurance carriers. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. There is no assurance that the court will grant final approval to the settlement. As approval by the Court cannot be assured, we are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

On October 13, 2004, the Court certified a Section 11 class in four of the six cases that were the subject of class certification motions and determined that the class period for Section 11 claims is the period between the initial public offering and the date that unregistered shares entered the market. The Court noted that its decision on those cases is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Equinix case. Until the settlement is finalized and approved by the Court, or in the event such settlement is not approved, we and our officers and directors intend to continue to defend the actions vigorously.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITITIES

Our common stock is quoted on the Nasdaq National Market System under the symbol of “EQIX.” Our common stock began trading in August 2000. The following table sets forth on a per share basis the low and high closing prices of our common stock as reported by the Nasdaq National Market during the last two years.

	Low	High
Fiscal 2005:
Fourth Fiscal Quarter	$35.31	$42.53
Third Fiscal Quarter	38.28	45.09
Second Fiscal Quarter	31.61	44.11
First Fiscal Quarter	40.67	46.27

Fiscal 2004:
Fourth Fiscal Quarter	$31.44	$43.10
Third Fiscal Quarter	26.59	33.52
Second Fiscal Quarter	27.86	35.84
First Fiscal Quarter	26.49	36.87

As of December 31, 2005, we had issued 27,444,566 shares of our common stock held by approximately 431 registered holders.

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain our earnings, if any, for future growth. Future dividends on our common stock, if any, will be at the discretion of our board of directors and will depend on, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our board of directors may deem relevant. Our ability to pay cash dividends is limited under our line of credit with Silicon Valley Bank, such that, without the prior written consent of Silicon Valley Bank, the aggregate amount of any cash dividends may not exceed 25% of our assets.

The effective date of the Registration Statement for our initial public offering, filed on Form S-1 under the Securities Act of 1933 (File No. 333-93749), was August 10, 2000. The class of securities registered was common stock. There has been no change to the disclosure contained in our report on Form 10-Q for the quarter ended September 30, 2000 regarding the use of proceeds generated by our initial public offering of its common stock.

During the quarter ended December 31, 2005, we did not issue or sell any new securities.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 with respect to shares of our common stock issuable under our existing equity compensation plans:

	A		B	C
Plan category	Number of securities to be issued upon exercise of outstanding options and rights		Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column A
Equity compensation plans approved by security holders (1)	3,487,972	(2)	$28.67	1,754,311	(3)
Equity compensation plans not approved by security holders	955,005		$42.04	461,766

Total	4,442,977		$31.55	2,216,077

(1)	On each January 1, the number of shares reserved for issuance under the following equity compensation plans will be automatically increased as follows: the 2000 Equity Incentive Plan will be automatically increased by the lesser of 6% of the then outstanding shares of common stock or 6 million shares; the 2000 Director Option Plan will be automatically increased by 50,000 shares of common stock; the 2004 Employee Stock Purchase Plan will be automatically increased by the lesser of 2% of the then outstanding shares of common stock or 500,000 shares.
(2)	Includes 280,438 unissued shares subject to restricted stock grants.
(3)	Includes 795,909 shares available for future issuance under the 2004 Employee Stock Purchase Plan.

The following equity compensation plan that was in effect as of December 31, 2005, was adopted without the approval of our security holders:

The Equinix, Inc. 2001 Supplemental Stock Plan (the “2001 Plan”) was adopted by the Board of Directors on September 26, 2001. We have reserved 1,493,961 shares of common stock for issuance under the 2001 Plan, under which nonstatutory stock options and restricted shares may be granted to non-executive officer employees and consultants of ours or any parent or subsidiary corporation. Options granted under the 2001 Plan must have an exercise price equal to no less than 85% of the fair market value on the date of grant; however, as of December 31, 2005, all options granted under the 2001 Plan have an exercise price equal to 100% of the fair market value on the date of grant. As of December 31, 2005, options to purchase 955,005 shares of common stock were outstanding under the 2001 Plan, 461,766 shares remained available for future grants, and options covering 77,190 shares had been exercised. In the event we are acquired and either a) outstanding awards are not assumed or replaced by the acquiring entity, or b) an outstanding award holder’s employment or service is involuntarily terminated within 18 months of such acquisition, such outstanding awards under the 2001 Plan will become fully vested. The Board may amend or terminate the 2001 Plan at any time, and the 2001 Plan will continue in effect indefinitely unless the board decides to terminate the plan earlier.

ITEM 6.    SELECTED FINANCIAL DATA

The following statement of operations data for the five years ended December 31, 2005 and the balance sheet data as of December 31, 2005, 2004, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements and the related notes to the financial statements. Our historical results are not necessarily indicative of the results to be expected for future periods. The following selected consolidated financial data for the three years ended December 31, 2005 and as of December 31, 2005 and 2004, should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$221,057	$163,671	$117,942	$77,188	$63,414

Costs and operating expenses:
Cost of revenues	158,354	136,950	128,121	104,073	94,889
Sales and marketing	20,552	18,604	19,483	15,247	16,935
General and administrative	45,110	32,494	34,293	30,659	58,286
Restructuring charges	33,814	17,685	—	28,885	48,565

Total costs and operating expenses	257,830	205,733	181,897	178,864	218,675

Loss from operations	(36,773)	(42,062)	(63,955)	(101,676)	(155,261)
Interest income	3,584	1,291	296	998	10,656
Interest expense	(8,880)	(11,496)	(20,512)	(35,098)	(43,810)
Gain (loss) on debt extinguishment and conversion	—	(16,211)	—	114,158	—
Income taxes	(543)	(153)	—	—	—

Net loss	$(42,612)	$(68,631)	$(84,171)	$(21,618)	$(188,415)

Net loss per share:
Basic and diluted	$(1.78)	$(3.87)	$(8.76)	$(7.23)	$(76.62)

Weighted average shares	23,956	17,719	9,604	2,990	2,459

	As of December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term and long-term investments	$188,855	$108,092	$72,971	$41,216	$87,721
Accounts receivable, net	17,237	11,919	10,178	9,152	6,909
Restricted cash and short-term investments	84	84	1,835	4,407	28,044
Property and equipment, net	438,790	343,361	343,554	390,048	428,917
Total assets	680,997	501,798	464,532	492,003	575,054
Capital lease and other financing obligations, excluding current portion	94,653	34,529	723	3,633	6,344
Mortgage payable, excluding current portion	58,841	—	—	—	—
Credit facility, excluding current portion	—	—	22,281	89,529	105,000
Senior notes	—	—	29,220	28,908	187,882
Convertible secured notes	—	35,824	31,683	25,354	—
Convertible subordinated debentures	86,250	86,250	—	—	—
Total stockholders’ equity	288,673	273,706	320,077	284,194	203,521
Other Financial Data:
Net cash provided by (used in) operating activities	67,595	36,912	(17,266)	(27,509)	(68,854)
Net cash used in investing activities	(108,722)	(56,865)	(49,179)	(7,528)	(153,014)
Net cash provided by financing activities	134,611	19,239	52,288	16,924	107,799

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Liquidity and Capital Resources” and “Risk Factors” elsewhere in this Annual Report on Form 10-K. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements.

Overview

Equinix provides network neutral colocation, interconnection and managed services to enterprises, content companies, systems integrators and the world’s largest network providers. Through our IBX centers in eleven markets in the U.S. and Asia-Pacific, customers can directly interconnect with each other for critical traffic exchange requirements. As of December 31, 2005, we had announced IBX centers in Chicago, Dallas, Honolulu, Los Angeles, New York, Silicon Valley and Washington, D.C. areas in the United States and Hong Kong, Singapore, Sydney and Tokyo in the Asia-Pacific region.

Direct interconnection to our aggregation of networks, which serve more than 90% of the world’s Internet routes, allows our customers to increase performance while significantly reducing costs. Based on our network neutral model and the quality of our IBX centers, we believe we have established a critical mass of customers. As more customers locate in our IBX centers, it benefits their suppliers and business partners to do so as well to gain the full economic and performance benefits of direct interconnection. These partners, in turn, pull in their business partners, creating a “network effect” of customer adoption. Our interconnection services enable scalable, reliable and cost-effective interconnection and traffic exchange thus lowering overall cost and increasing flexibility. Our focused business model is based on our critical mass of customers and the resulting network effect. This critical mass and the resulting “network effect”, combined with our strong financial position, continue to drive new customer growth and bookings.

Historically, our market has been served by large telecommunications carriers who have bundled their telecommunication products and services with their colocation offerings. A number of these telecommunications carriers have eliminated or reduced their colocation footprint to focus on their core businesses. In 2003, as an example, one major telecommunications company, Sprint, announced its plans to exit the colocation and hosting market in order to focus on its core service offerings, while another telecommunications company, Cable & Wireless Plc, sold its U.S. assets to another telecommunications company, Savvis Communications Corp, in a bankruptcy auction. In 2005, other providers, such as Abovenet and Verio, have selectively sold off certain of their colocation centers. Each of these colocation providers own and operate a network. We do not own or operate a network, yet have greater than 200 networks operating out of our IBX centers. As a result, we are able to offer our customers a substantial choice of networks given our network neutrality thereby allowing our customers to choose from numerous network service providers. We believe this is a distinct and sustainable competitive advantage, especially when the telecommunications industry is experiencing many business challenges and changes as evidenced by the numerous bankruptcies and consolidations within this industry during the past several years. Furthermore, this industry consolidation has constrained the supply of suitable data center space and has had a stabilizing effect on industry pricing.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service offerings, such as our acquisition of the Sprint property in Santa Clara in December 2003, our 2004 expansions in the Washington, D.C. and Silicon Valley metro area markets, our 2005 expansions in the Silicon Valley, Chicago and Los Angeles metro area markets and our 2006 announcements on our intention to build new IBX centers in the Washington, D.C. and Chicago metro areas (see “Recent Developments” below). However, we will continue to be very selective with any similar opportunity. As was the case with these recent expansions in the Washington, D.C., Silicon Valley, Chicago and Los Angeles area markets, our expansion criteria will be dependent on demand from new and existing customers, quality of the design, power capacity, access to networks, capacity availability in current market location, amount of incremental investment required by us in the targeted property, lead-time to breakeven and in-place customers. Like our recent expansions, the right combination of these factors may be attractive for us. Dependent on the particular deal, these acquisitions may require upfront cash payments and additional capital expenditures or may be funded through long-term financing arrangements in order to bring these centers up to Equinix standards. Property expansion may be in the form of a purchase of real property, as was the case with our recent Ashburn campus property acquisition, or a long-term leasing arrangement.

In addition to our successful strategy of acquiring previously or partially built-out centers, we are also contemplating the possibility of new construction in selective markets where the inventory for high quality data centers is limited, such as our recent announcements on our intention to build new IBX centers in the Washington, D.C. and Chicago metro areas. Decisions to build will consider factors such as customer demand, market pricing and the financial returns associated with the construction. Future purchases or construction may be completed by us or with partners or potential customers to minimize the outlay of cash.

Recent Developments

In January 2005, we converted 95% of the outstanding convertible secured notes and unpaid interest, held by STT Communications Ltd., into 4.1 million shares of our preferred stock, which was subsequently converted into 4.1 million shares of our common stock in February 2005. We refer to this transaction as the STT convertible secured notes conversion. The remaining 5% of the convertible secured notes outstanding, totaling $1.9 million, was converted in November 2005 (see below).

In February 2005, the Compensation Committee of the Board of Directors approved the issuance of 320,500 shares of restricted shares of common stock to executive officers. Prior to this, we had not granted any restricted shares. These restricted shares are subject to four-year vesting, and will only vest if the stock appreciates to certain pre-determined levels. These restricted shares are a compensatory plan under the provisions of APB Opinion No. 25 and are accounted for as variable awards. As a result, compensation cost will be adjusted for changes in the market price of our common stock until the restricted shares become vested. On the date of grant of the restricted shares in February 2005, we recorded a $14.4 million deferred stock-based compensation charge. For the year ended December 31, 2005, we recognized a reduction in deferred stock-based compensation of $3.3 million as a result of a declining stock price and forfeitures and recorded $6.5 million of stock-based compensation expense related to these restricted shares for the year ended December 31, 2005. As of December 31, 2005, there was a total of $4.6 million of deferred stock-based compensation remaining to be amortized related to these restricted shares. We expect stock-based compensation expense related to these restricted shares to impact our results of operations through 2008.

In June 2005, we entered into a long-term lease for a 120,000 square foot data center in the Silicon Valley area. We refer to this transaction as the Sunnyvale IBX acquisition. This center will be interconnected to our three other Silicon Valley area IBX centers through redundant dark fiber links that will be managed by us to allow customers in each center to leverage the benefits of directly interconnecting with other customers in the other centers. Payments under this lease, which qualifies as an operating lease, total $45.3 million, which will be paid in monthly installments, which commenced in October 2005 and will be payable through September 2020. We intend to begin placing customers in this IBX center in mid-2006. We intend to invest approximately $14.2 million of capital expenditures to upgrade this center to Equinix standards, of which $2.1 million was incurred in the fourth quarter of 2005.

In July 2005, we entered into a (i) long-term sublease of a 107,000 square foot data center in the Chicago metro area and (ii) an asset purchase agreement to purchase the IBX plant and machinery assets located within this new IBX center from Verio. We refer to this transaction as the Chicago IBX acquisition. This center is in the same building as our existing Chicago IBX center, which it will be interconnected to in order to leverage existing networks and customers. Payments due to Verio for the Chicago IBX acquisition total $25.2 million, of which $1.9 million was paid in two lump-sum payments in 2005 and the remaining $23.3 million will be paid in monthly installments, which commenced in November 2005 and will be payable through August 2015. We accounted for the Chicago IBX acquisition as a single accounting arrangement with multiple elements. As a result, we assessed the fair value of both the building and equipment elements and then assigned the relative fair value to each element. We have determined that the building component of the Chicago IBX acquisition is a long-term operating lease and the equipment portion of the transaction represents a financed asset purchase. We took possession of this property and took title to the equipment in November 2005, and as a result, recorded IBX equipment assets, as well as a financing obligation liability, totaling $9.7 million at that time. Payments for the equipment portion of this transaction, to be recorded as financed assets, are payable monthly, which commenced November 2005 and will be payable through August 2015, at an effective interest rate of approximately 7.50% per annum. Payments for the building portion of this transaction, which is an operating lease, are also payable monthly, which commenced November 2005 and will be payable through August 2015, and total approximately $11.7 million in cumulative lease payments. We intend to begin placing customers in this IBX center in the first half of 2006. We intend to invest approximately $17.0 million of capital expenditures to upgrade this center to Equinix standards, of which $5.8 million was incurred in the fourth quarter of 2005.

In September 2005, we purchased a 107,000 square foot data center in the Los Angeles metro area, which is comprised of the building, building improvements and land. We refer to this transaction as the Los Angeles IBX acquisition. This center will be interconnected with dark fiber to our existing two IBX centers in the downtown Los Angeles area. The total purchase price for the Los Angeles IBX acquisition, including closing costs, totaled $34.7 million, which we paid for in full with cash in September 2005. We assessed the fair value of the building, building improvements and land elements of the Los Angeles IBX acquisition and then assigned the relative fair value to each element when we recorded this transaction in September 2005. In October 2005, we entered into a purchase and sale agreement to sell this Los Angeles IBX for $38.7 million and to lease it back from the purchaser pursuant to a long-term lease, which closed in December 2005 and we received proceeds from the sale of this property of $38.1 million, which was net of closing costs. However, due to our continuing involvement in regards to certain aspects of this property, the sale and leaseback of this property does not qualify as a sale-leaseback under generally accepted accounting principles, but rather is accounted for as a financing of the property. We refer to this portion of the transaction as the Los Angeles IBX financing. Pursuant to the Los Angeles IBX financing, we recorded a financing obligation liability totaling $38.1 million in December 2005. Payments under the Los Angeles IBX financing are payable monthly, which commenced in January 2006 and will be payable through December 2025, at an effective interest rate of approximately 7.75% per annum. We currently intend to begin placing customers in this center during the first half of 2006. Pursuant to the terms of the lease for the Los Angeles IBX, we are required to invest approximately $14.0 million of capital expenditures to upgrade this center to Equinix standards, of which $3.7 million was incurred in the fourth quarter of 2005 and the remainder will be incurred during 2006.

In September 2005, we entered into a $50.0 million revolving line of credit agreement with Silicon Valley Bank, replacing the previously outstanding $25.0 million line of credit arrangement with the same bank. The new $50.0 million Silicon Valley Bank revolving credit line has a three-year commitment, which enables us to borrow, repay and re-borrow the full amount, up to September 15, 2008. We refer to this transaction as the $50.0 million Silicon Valley Bank revolving credit line. Borrowings under the $50.0 million Silicon Valley Bank revolving credit line bear interest at floating interest rates, plus applicable margins, based either on the prime rate or LIBOR. In October 2005, we elected to borrow $30.0 million from the $50.0 million Silicon Valley Bank revolving credit line, which we refer to as the $30.0 million drawdown. The $30.0 million drawdown was paid back in full in January 2006. The $30.0 million drawdown was used to fund a portion of the purchase of the Ashburn campus property acquisition (see below). As of December 31, 2005, the $50.0 million Silicon Valley

Bank revolving credit line had an interest rate of 6.12% per annum. The $50.0 million Silicon Valley Bank revolving credit line also features sublimits, which allow us to issue letters of credit, enter into foreign exchange forward contracts and make advances for cash management services. Our utilization under any of these sublimits would have the effect of reducing the amount available for borrowing under the $50.0 million Silicon Valley Bank revolving credit line during the period that such sublimits remain utilized and outstanding. As of December 31, 2005, in addition to the $30.0 million drawdown described above, we had utilized $6.7 million of the credit line through the issuance of letters of credit, and, as a result, we had $13.3 million remaining available for borrowing under the $50.0 million Silicon Valley Bank revolving credit line. The $50.0 million Silicon Valley Bank revolving credit line is collateralized by substantially all of our domestic assets and contains several financial covenants which require compliance with maximum leverage ratios, working capital ratios and a minimum EBITDA target, which we were in full compliance with as of December 31, 2005. The $50.0 million Silicon Valley Bank revolving credit line provides us with additional liquidity and financing flexibility.

In October 2005, we purchased an office/warehouse complex known as the Beaumeade Business Park located in Ashburn, Virginia, which we refer to as the Ashburn campus. We purchased the entire 32.6-acre Ashburn campus, which contains six buildings with approximately 462,000 rentable square feet, and was approximately 95% leased. We refer to this transaction as the Ashburn campus property acquisition. We currently occupy approximately 269,000 square feet within three of the buildings. The total purchase price for the Ashburn campus, including closing costs, was $53.7 million, which the Company paid for in full in October 2005. We will continue to operate our existing data centers within the Ashburn campus. For those buildings that we do not occupy, we collect rental income from the current tenants and are evaluating these buildings in regards to our future expansion plans. We may decide to sell those buildings that will not be used for our current operations or expansion plans in the future. In addition, we entered into a mortgage transaction to finance the Ashburn campus. The financing totals $60.0 million at 8% and will be amortized over 20 years. We refer to this transaction as the Ashburn campus financing. The Ashburn campus financing closed in December 2005, and as a result, we received $60.0 million in cash proceeds and recorded a $60.0 million mortgage payable at that time. Payments for the Ashburn campus financing are payable monthly, which commenced February 2006 and will be payable through January 2026. The Ashburn campus financing is collateralized by the Ashburn campus property and related assets. Pursuant to the terms of the Ashburn campus financing, we have agreed to invest at least $40.0 million in capital improvements to the Ashburn campus by December 31, 2007.

In October 2005, in light of the availability of fully or partially built-out data centers in the Silicon Valley, including the possibility of expansion among some of the four IBX centers we currently have in the Silicon Valley, we made the decision to exit the approximately 40 acre San Jose ground lease because opportunities for future expansion were no longer economical. In conjunction with this decision, we entered into an agreement with the landlord of this property for an early termination of the San Jose ground lease whereby we will pay $40.0 million over the next four years, commencing January 1, 2006, to terminate this lease, which would otherwise require significantly higher cumulative lease payments through 2020. We refer to this transaction as the San Jose ground lease termination. As a result of the San Jose ground lease termination, we recorded a $33.8 million restructuring charge in the fourth quarter of 2005, which represents the present value of our estimated future cash payments to exit this property, as well as the write-off of all remaining property and equipment attributed to the development of this property.

In November 2005, STT Communications elected to convert the remaining convertible secured notes and unpaid interest, which remained after the 95% STT convertible secured notes conversion in January 2005, into 240,578 shares of our preferred stock. On the same date, STT Communications also exercised their outstanding preferred stock warrant for 965,674 shares of our preferred stock, resulting in $10,000 of cash proceeds to us and simultaneously converted all such preferred stock, including the 1,868,667 shares of our preferred stock that they had previously held, into 3,074,919 shares of our common stock. The conversion activity was done in connection with STT Communications’ decision to divest itself of its holdings in our securities as they determined that we were no longer a core asset after re-assessing their strategic goals and objectives. We refer to this transaction as the STT divestiture. The STT divestiture was completed in November 2005.

In January 2006, the Compensation Committee of the Board of Directors approved stock options to be granted to employees, excluding executive officers, to purchase an aggregate of 648,500 shares of common stock as part of our annual refresh program. The actual grant date and the exercise price of such stock options are expected to be determined sometime in March 2006. In addition, the Compensation Committee of the Board of Directors also approved the issuance of 250,000 shares of restricted shares of common stock to executive officers. The restricted shares are subject to four-year vesting, and will only vest if the stock appreciates at pre-determined levels. All such equity awards will be accounted for under the provisions of SFAS No. 123(R), “Share-Based Payment,” and related pronouncements, which are expected to have a significant impact to us. We expect stock-based compensation expense related to these equity awards to impact our results of operations through 2009. For further information on stock-based compensation, refer to “Accounting for Stock-Based Compensation” in “Critical Accounting Policies and Estimates” below.

In February 2006, we announced our intention to build out a new IBX center within the Ashburn campus property in order to further expand our existing Washington, D.C. metro area IBX center. We intend to build out one of the undeveloped buildings located on the Ashburn campus property for a cost of approximately $50.0 to $55.0 million, of which approximately $40.0 million is expected to be incurred in 2006. The center will feature an updated design that will enable us to support the increased power and cooling demands of customers. We intend to open the new center for customers in early 2007. We refer to this project as the Washington, D.C. metro area IBX expansion project. The Washington, D.C. metro area IBX expansion project will fulfill our requirement to invest at least $40.0 million in capital improvements to the Ashburn campus by December 31, 2007 pursuant to the terms of the Ashburn campus financing.

In February 2006, we entered into a definitive purchase and sale agreement to purchase a vacant 228,000 square foot standalone office/warehouse complex in the Chicago metro area for $9.8 million, payable upon closing. The agreement is subject to numerous closing conditions, including the satisfactory completion by us of a comprehensive due diligence review of the property. As part of the evaluation process, we are considering several partnering and financing options for building out this center and are also evaluating options to build out this center in a phased approach. A new center would be interconnected to our downtown Chicago IBX center through redundant dark fiber links managed by us. We refer to this project as the Chicago metro area IBX expansion project. If we purchase this building, additional significant capital expenditures would be required in order to build out a new IBX center on this property.

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

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue recognition and allowance for doubtful accounts;

•	Accounting for income taxes;

•	Estimated and contingent liabilities;

•	Accounting for property and equipment;

•	Impairment of long-lived assets, including goodwill;

•	Accounting for asset retirement obligations;

•	Accounting for leases and IBX acquisitions;

•	Accounting for restructuring charges; and

•	Accounting for stock-based compensation.

Revenue Recognition and Allowance for Doubtful Accounts.    We derive more than 90% of our revenues from recurring revenue streams, consisting primarily of (1) colocation services, such as from the licensing of cabinet space and power; (2) interconnection services, such as cross connects and Gigabit Ethernet ports to connect customers within our centers; (3) managed infrastructure services, such as Equinix Direct, bandwidth, mail service and managed platform solutions and (4) other services consisting of rent from non-IBX space. The remainder of our revenues are from non-recurring revenue streams, such as from the recognized portion of deferred installation revenues, professional services, contract settlements and equipment sales. Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to three years for IBX space customers. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the greater of the term of the related contract or expected customer relationship. Professional service fees are recognized in the period in which the services were provided and represent the culmination of the earnings process as long as they meet the criteria for separate recognition under EITF Abstract No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue from bandwidth and equipment is recognized on a gross basis in accordance with EITF Abstract No. 99-19, “Recording Revenue as a Principal versus Net as an Agent”, primarily because we act as the principal in the transaction, take title to products and services and bear inventory and credit risk. To the extent we do not meet the criteria for gross basis accounting for bandwidth and equipment revenue, we record the revenue on a net basis. Revenue from contract settlements is generally recognized on a cash basis when collectible and no remaining performance obligations exist to the extent that the revenue has not previously been recognized.

We occasionally guarantee certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, we reduce revenue for any credits given to the customer as a result. We generally have the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have not been significant; however, during the year ended December 31, 2005, we recorded a total of $457,000 in service level credits to various customers primarily in connection with two separate power outages that affected our Chicago and Washington, D.C. metro area IBX centers.

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

A significant portion of our customer base is comprised of businesses throughout the U.S. However, a portion of our revenues is derived from our Asia-Pacific operations. For the year ended December 31, 2003 our revenues were split approximately 85% in the U.S. and 15% in Asia-Pacific. For the years ended December 31, 2004 and 2005, our revenues were split approximately 87% in the U.S. and 13% in Asia- Pacific. As of December 31, 2005, one customer, IBM, accounted for 11% of annual revenues and 12% of accounts receivable. As of December 31, 2004, this same customer accounted for 13% of annual revenues and 12% of accounts receivable. As of December 31, 2003, this same customer accounted for 15% of annual revenues and 11% of accounts receivable. No other single customer accounted for greater than 10% of accounts receivable or annual revenues for the periods presented.

Historically, a significant portion of our non-recurring revenues are derived from the amortization of deferred installation fees. These non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the greater of the term of the related contract or expected customer relationship. This amortization period represents a significant management estimate, since we are required to estimate the expected life of our customer relationships in order to determine the appropriate length of the amortization period. Should management determine that our expected customer lives are less than originally anticipated, additional amortization would be required, which would increase revenues in the period such determination was made. Conversely, should management determine that our expected customer lives are greater than originally anticipated, less amortization would be required, which would decrease revenues in the period such determination was made.

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

In preparing the consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The determination of income taxes also involves estimating the impact of additional taxes resulting from tax examinations and uncertainties in the application of complex tax laws and regulations. Accruals for tax contingencies require management to estimate the actual outcome of any such audits and the impact of uncertainties. Actual results could vary from these estimates. For example, in July 2005, we received a Notice of Proposed Assessment of Income Tax from the state of Hawaii asserting a tax deficiency, plus interest, totaling $613,000, which we refer to as the Hawaii tax assessment. The deficiency stems from certain refundable tax credits that the state of Hawaii subsequently disallowed in the examination of the Hawaii income tax returns for the tax years of 2000 and 2001 filed by Pihana Pacific, Inc., which we acquired on December 31, 2002. We strongly believe the disallowance of the refundable tax credits by the state of Hawaii is inconsistent with the applicable tax laws and that we have meritorious defenses to the claim. We intend to oppose the Hawaii tax assessment vigorously and will file a timely request with the Board of Review in the state of

Hawaii to appeal the Hawaii tax assessment. We do not believe it is probable that we will be required to pay the Hawaii tax assessment upon the completion of the appeals process. As a result, we have not accrued for any loss contingencies in connection with this Hawaii tax assessment as of December 31, 2005.

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

For litigation claims, when management can reasonably estimate the range of loss and when an unfavorable outcome is probable, a contingent liability is recorded. For current legal proceedings, management believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on our financial position, results of operations and cash flows. Furthermore, because an unfavorable outcome to current legal proceedings is not probable, management has determined that no accrual is needed. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

Accounting for Property and Equipment.    Property and equipment are stated at original cost or at relative fair value for acquired property and equipment, or in the case of IBX centers that we acquire, at fair value at the time of acquisition. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally two to five years for non-IBX equipment and two to thirteen years for IBX equipment. Leasehold improvements and assets acquired under capital lease are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement, unless they are considered integral equipment, in which case they are amortized over the lease term. Buildings owned by us are depreciated over the estimated useful life of the building, which is generally forty to fifty years. Pursuant to EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”, which we adopted in the second quarter of 2005 and which did not have a significant impact to us, (i) leasehold improvements acquired in a business combination are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition and (ii) leasehold improvements that are placed into service significantly after and not contemplated at or near the beginning of the lease term are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased.

Should management determine that the actual useful lives of our property and equipment placed into service is less than originally anticipated, or if any of our property and equipment is deemed to have incurred an impairment, additional depreciation, or an impairment charge would be required, which would decrease net income in the period such determination was made. Conversely, should management determine that the actual useful lives of its property and equipment placed into service is greater than originally anticipated, less depreciation may be required, which would increase net income in the period such determination is made.

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

Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in orderly liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. Our net long-lived assets as of December 31, 2005 and 2004 included property and equipment of $438.8 million and $343.4 million, respectively, and goodwill and other identifiable intangible assets of $21.8 million and $22.3 million, respectively.

Accounting for Asset Retirement Obligations.    We account for asset retirement obligations in accordance with Statement of Financial Accounting Standard, or SFAS, No. 143, “Accounting for Asset Retirement Obligations” and Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.” Our asset retirement obligations are primarily related to our IBX Centers, of which the majority are leased under long-term arrangements, and, in certain cases, are required to be returned to the landlords in original condition. All of our IBX center leases have been subject to significant development by us in order to convert them from, in most cases, vacant buildings or warehouses into IBX centers. The majority of our IBX centers’ initial lease terms expire at various dates ranging from 2010 to 2020 and all of them have renewal options available to us. The actual cost of returning these IBX centers back to original condition to the landlords is unknown to us since we have not had to do this yet and do not anticipate doing this for quite some time. Therefore, in order to arrive at appropriate asset retirement obligations for our various IBX centers requires numerous estimates, including estimating how many lease renewal periods we expect to pursue for each of these IBX centers and the cost of removing and disposing of all of the property and equipment that we have placed into these IBX centers. Liabilities for these asset retirement obligations are initially recorded at their net present value and are included as a component of our property and equipment. In subsequent periods, accretion expense is recorded to accrete these liabilities to their future value over the remaining estimated period through the anticipated asset retirement date.

Should management determine that the cost of returning these IBX centers to their original condition is less than originally anticipated, less accretion expense may be required, which would increase net income in the period such determination was made, which would also benefit future periods through the actual asset retirement date. Conversely, should management determine that the cost of returning these IBX centers to their original condition is greater than originally anticipated, more accretion expense may be required, which would decrease net income in the period such determination is made, which would also negatively impact future periods through the actual asset retirement date.

Accounting for Leases and IBX acquisitions.    We currently have fifteen operational IBX centers in the U.S. and Asia-Pacific and three that are not yet operational consisting of the recently-acquired Sunnyvale IBX, Chicago IBX and Los Angeles IBX, all of which are described above (see “Recent Developments”) and are scheduled to open for business during the first half of 2006. Our strategy, until recently, had been to enter into long-term leases for our IBX centers rather than to purchase and own these properties; however, commencing with our recent Los Angeles IBX acquisition and Ashburn campus property acquisition, we have altered this strategy by purchasing rather than leasing these properties. We may decide to purchase, rather than lease, other property in the future, as evidenced by our recent announcement on the Chicago metro area IBX expansion project. The majority of our IBX centers are accounted for as operating leases; however, in April 2004, we entered into a long-term lease for a 95,000 square foot data center in the Washington, D.C. metro area, which we refer to as our new Washington, D.C. metro area IBX. This lease, which includes the leasing of all of the IBX plant and machinery equipment located in the building, is a capital lease. We account for leases in accordance with SFAS No. 13, “Accounting for Leases.” Our analysis of this lease required significant judgment and estimates in order to assess the fair value of the leased property and determine our incremental borrowing rate given no implicit rate was defined within the lease to allow us to calculate the present value of the minimum lease payments. In addition, as this lease contained land, building and equipment elements, we had to separate the individual elements and analyze each element separately, as well as determine if the equipment was considered to be integral equipment to the building. Similarly, sometimes we will lease a building and at the same time buy the equipment located in the building, such as our recent Chicago IBX acquisition. In this case, we accounted for the Chicago IBX acquisition as a single accounting arrangement with multiple elements. As a result, we assessed the fair value of both the building and equipment elements and then assigned the relative fair value to each element. A full purchase transaction, such as our recent purchase of the Ashburn campus property, required a similar analysis since we acquired land, building and equipment elements and also had to assign the relative fair value to each element.

While our first seven IBX centers were designed and built by us, in light of the availability of fully built-out data centers in select markets at costs significantly below those costs we would incur to build out new space, we have altered our business strategy to acquire partially or fully built-out data centers rather than build out our own data centers in order to meet our IBX expansion needs. However, in markets with high demand and where partially or fully built-out data centers are no longer available to acquire, we will continue to evaluate opportunities to build new IBX centers as evidenced by our recent announcements on the Washington, D.C. and Chicago metro area IBX expansion projects. Each individual IBX expansion transaction, either in the form of a long-term lease or the purchase of real property, is unique. For example, with respect to the Santa Clara IBX acquisition in December 2003, rather than enter into a long-term lease for both the building and IBX plant and equipment like the Washington, D.C. metro area IBX transaction mentioned above, we leased only the building in Santa Clara and purchased the IBX property and equipment located in the building. Yet, the building lease had payment terms which were at a premium to prevailing market rates for similar properties at the time of signing the lease. As a result, we recorded an unfavorable lease liability, which is being amortized into rent expense over the term of the lease. Also, given that the Santa Clara IBX was an operating data center, unlike the vacant Washington, D.C. metro area IBX, we were required to negotiate with various customers located in the IBX and enter into new contracts with these customers. In addition, we hired a number of the employees that were already working in this IBX. As a result, we recorded several intangible assets.

In summary, each individual IBX center expansion will require a significant amount of judgment and management estimates in order to properly address the accounting treatment.

Accounting for Restructuring Charges.    We have recorded restructuring charges in four of the past five years as we modified our business strategy in light of changing economic circumstances. Most recently, in October 2005, in light of the availability of fully or partially built-out data centers in the Silicon Valley, including the possibility of expansion in some of the four IBX centers we currently operate in the Silicon Valley, we made the decision to exit the approximately 40 acre San Jose ground lease because opportunities for future expansion were no longer economical. In conjunction with this decision, we entered into an agreement with the landlord of this property for an early termination of the San Jose ground lease whereby we will pay $40.0 million over the next four years, commencing January 1, 2006, to terminate this lease, which would otherwise require significantly higher cumulative lease payments through 2020. As a result of the San Jose ground lease termination, we recorded a $33.8 million restructuring charge in the fourth quarter of 2005, which represents the present value of our estimated future cash payments to exit this property, as well as the write-off of all remaining property and equipment attributed to the development of this property.

We account for such activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under the provisions of SFAS No. 146, we had to estimate the future cash payments required to exit certain leases for which we have taken restructuring charges for during 2004 and 2005, net of any estimated sub-rental income and expense, through the remainder of these lease terms and then determine the present value of such future cash flows to record the appropriate restructuring charges. In future periods, we will record accretion expense to accrete our accrued restructuring liabilities up to an amount equal to the total estimated future cash payments necessary to complete the exit of certain leases. These restructuring activities required a significant amount of judgment and management estimates in order to determine a reasonable scenario of future net cash flows required to exit certain leases. Should the actual lease exit costs differ from our estimates, we may be required to adjust our restructuring charges associated with certain of these leases, which would impact net income in the period such determination was made. In addition, in the future, circumstances may change which would require us to record additional restructuring charges, which would require similar levels of judgment and management estimates in order to determine the appropriate restructuring charge to record.

Accounting for Stock-Based Compensation.    We accounted for stock-based compensation plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” through December 31, 2005. As permitted under SFAS No. 123, we used the intrinsic value-based method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for our employee stock-based compensation plans through December 31, 2005. Under APB Opinion No. 25, compensation expense was based on the difference, if any, on the date of grant, between the fair value of our shares and the exercise price of the option. Unearned deferred compensation resulting from employee option grants was amortized on an accelerated basis over the vesting period of the individual options, in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” We have also adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of SFAS No. 123.”

Primarily as a result of employee stock options being granted at exercise prices below fair market value prior to our initial public offering (IPO) in August 2000, we recorded a deferred stock-based compensation charge on our balance sheet of $54.5 million in 2000, which was amortized over the four-year vesting life of these individual stock options net of the reversal of any previously recorded accelerated stock-based compensation expense due to the forfeitures of those stock options prior to vesting. The amortization of the deferred stock-based compensation related to these pre-IPO stock options ended in August 2004. However, we also recognize stock-based compensation in connection with employee stock option grants modified subsequent to issuance, primarily in connection with termination of employment as was the case with stock options that we modified in November 2005 in connection with an employee separation agreement with one of our executive officers, which resulted in an additional $1.4 million of stock-based compensation expense for us during the quarter ended December 31, 2005. In addition, in February 2005, the Compensation Committee of the Board of Directors approved the issuance of 320,500 restricted shares of common stock to executive officers. These restricted shares are subject to four-year vesting, and will only vest if the stock appreciates to certain pre-determined levels. These restricted shares are a compensatory plan under the provisions of APB Opinion No. 25 and are accounted for as variable awards. As a result, compensation cost will be adjusted for changes in the market price of our common stock until the restricted shares become vested. On the date of grant of the restricted shares in February 2005, we recorded a $14.4 million deferred stock-based compensation charge. For the year ended December 31, 2005, we recognized a reduction in deferred stock-based compensation of $3.3 million as a result of a declining stock price and forfeitures and recorded $6.5 million of stock-based compensation expense related to these restricted shares for the year ended December 31, 2005. As of December 31, 2005, there was a total of $4.6 million of deferred stock-based compensation remaining to be amortized related to these restricted shares. We expect stock-based compensation expense related to these restricted shares to impact our results of operations through 2008. As of December 31, 2005, deferred stock-based compensation on our balance sheet, which was primarily related to restricted shares, totaled $4.9 million, and for the years ended December 31, 2005, 2004 and 2003, we recognized stock-based compensation expense of

$8.3 million, $1.5 million and $2.9 million, respectively. Had we recognized stock-based compensation under the fair value provisions of SFAS No. 123, we would have recognized stock-based compensation expense of $32.7 million, $20.8 million and $10.3 million for the years ended December 31, 2005, 2004 and 2003, respectively, using the Black-Scholes option-pricing model with assumptions appropriate to these periods. For further detailed information on how we calculated these pro forma stock-based compensation charges, see Note 1 of our “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation, such as employee stock purchase plans and restricted stock awards. In addition, SFAS No. 123(R) supercedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Under the provisions of SFAS No. 123(R), stock-based compensation awards must meet certain criteria in order for the award to qualify for equity classification. An award that does not meet those criteria will be classified as a liability and be re-measured each period. SFAS No. 123(R) retains the requirements on accounting for the income tax effects of stock-based compensation contained in SFAS No. 123; however, it changes how excess tax benefits will be presented in the statement of cash flows from operating to financing activities. In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which offers guidance on SFAS No. 123(R). SAB No. 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. Key topics of SAB No. 107 include discussion on the valuation models available to preparers and guidance on key assumptions used in these valuation models, such as expected volatility and expected term, as well as guidance on accounting for the income tax effects of SFAS No. 123(R) and disclosure considerations, among other topics. SFAS No. 123(R) and SAB No. 107 were effective for reporting periods beginning after June 15, 2005; however in April 2005, the SEC approved a new rule that SFAS No. 123(R) and SAB No. 107 are now effective for public companies for annual, rather than interim, periods beginning after June 15, 2005. As a result, the first quarter of 2006 will be the first period in which we will report stock-based compensation under the provisions of SFAS No. 123(R) and SAB No. 107.

We are currently considering the financial accounting, income tax and internal control implications of SFAS No. 123(R), including related FASB Staff Positions issued during 2005 and 2006, and SAB No. 107 (collectively, the “new accounting guidance for stock-based compensation”). The new accounting guidance for stock-based compensation provides for several transition methods available for companies to choose:

•	Modified prospective application;

•	Modified retrospective application;

•	Modified retrospective application to all prior periods; and

•	Modified retrospective application to only interim prior periods of the year of adoption.

We have selected the modified prospective application method, which means that we will not restate any prior financial statements and only apply the new accounting guidance for stock-based compensation on a prospective basis, commencing with the first quarter of 2006, which will include all unvested and outstanding equity awards as of January 1, 2006 in addition to new equity awards that we will issue commencing in 2006 and beyond. We generally grant or administer three types of equity awards or plans: (i) stock options, which are generally subject to a four-year vest period, (ii) restricted stock with both a service and market price condition and (iii) an employee stock purchase plan. Although we will continue to monitor equity award behavior within our industry, and modify our compensation structure accordingly and as appropriate, we do not anticipate any immediate changes in the types of equity awards or the characteristics of the equity awards that we have granted in the past for at least the foreseeable future other than our intention to reduce the quantity of equity awards we grant in the future in order to manage the effects of both the dilution to our equity base as well as the size of our stock-based compensation charge; however, one change that we elected to make in regards to stock options was to reduce the contractual life of all new option grants, commencing with grants in the fourth quarter of 2005, from ten years to seven years.

The new accounting guidance for stock-based compensation allows companies a variety of choices in selecting an appropriate option-pricing model to estimate fair value. After analyzing and assessing various options, we have selected the Black-Scholes option-pricing model to estimate fair value for both stock options and our employee stock purchase plan and have selected a Monte Carlo simulation to estimate fair value for new restricted stock awards that contain both a service and market price condition as the most appropriate valuation methods for us at this time. In order to arrive at an estimate of fair value for equity awards, these option-pricing models require numerous assumptions to be made, such as the expected volatility of our stock and the expected life of the individual equity awards. In addition, the new accounting guidance for stock-based compensation requires that we apply an appropriate forfeiture rate to the stock-based compensation charge that we would otherwise incur to account for those equity awards that will not vest as a result of expected employee turnover or forfeitures. As a result, volatility, expected life and forfeiture rate represent significant assumptions that will have a significant impact on the stock-based compensation that we will record. We are currently analyzing historical trends for each of these key assumptions in order to arrive at the most appropriate estimates. Regarding estimated life, we currently expect to use the simplified method described in SAB No. 107 due to our limited history.

Furthermore, while we had previously selected to amortize stock-based compensation on an accelerated basis over the vesting period of individual equity awards in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, as permitted under a one-time election to change the method of amortization at the time of adoption of SFAS No. 123, “Accounting for Stock-Based Compensation”, we have decided to switch to the straight-line method of amortizing stock-based compensation over the vesting period of individual equity awards commencing with equity awards granted during the first quarter of 2006.

The adoption of the new accounting guidance for stock-based compensation is expected to have a significant impact on our financial position and results of operations. Although the actual amount of stock-based compensation expense we will recognize starting in 2006 is difficult to estimate since it involves estimating numerous assumptions, such as the number and type of stock-based awards granted in the future, estimating our future stock price for those awards that will be granted in the future and the related assumptions used for estimating the fair values of these equity awards, such as volatility, expected life and expected forfeitures, we currently estimate that our total annual stock-based compensation for 2006 will be significant and will likely not be less than the $32.7 million that we would have recorded in 2005 had we recognized stock-based compensation under the fair value provisions of SFAS No. 123 as discussed above. Stock-based compensation will be reflected in our statement of operations in cost of revenues, sales and marketing expenses and general and administrative expenses. In addition, the new accounting guidance for stock-based compensation is expected to have significant ramifications to our income taxes in future periods.

Results of Operations

Years Ended December 31, 2005 and 2004

Revenues.    Our revenues for the years ended December 31, 2005 and 2004 were split between the following revenue classifications (dollars in thousands):

	Year ended December 31,
	2005	%	2004	%
Recurring revenues	$208,003	94%	$154,449	94%

Non-recurring revenues:
Installation and professional services	12,193	5%	8,333	5%
Other	861	1%	889	1%

	13,054	6%	9,222	6%

Total revenues	$221,057	100%	$163,671	100%

Our revenues for the years ended December 31, 2005 and 2004 were geographically comprised of the following (dollars in thousands):

	Year ended December 31,
	2005	%	2004	%
U.S. revenues	$191,390	87%	$141,598	87%
Asia-Pacific revenues	29,667	13%	22,073	13%

Total revenues	$221,057	100%	$163,671	100%

We recognized revenues of $221.1 million for the year ended December 31, 2005 as compared to revenues of $163.7 million for the year ended December 31, 2004, a 35% increase. We analyze our business geographically between the U.S. and Asia-Pacific as further discussed below.

Our business is based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure services. We consider these services recurring as our customers are billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues are a significant component of our total revenues comprising greater than 90% of our total revenues for the years ended December 31, 2005 and 2004. Historically, approximately half of our then existing customers order new services in any given quarter representing greater than half of the new orders received in each quarter. To review our revenue recognition policies for our recurring revenue streams, refer to “Critical Accounting Policies and Estimates” above.

Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services that we perform. These services are considered to be non-recurring as they are billed typically once and only upon completion of the installation or professional services work performed. These non-recurring revenues are typically billed on the first invoice distributed to the customer. As a percent of total revenues, we expect non-recurring revenues to represent less than 10% of total revenues for the foreseeable future. Other non-recurring revenues are comprised primarily of customer settlements, which represent fees paid to us by customers who wish to terminate their contracts with us prior to their expiration. To review our revenue recognition policies for our non-recurring revenue streams, refer to “Critical Accounting Policies and Estimates” above.

In addition to reviewing recurring versus non-recurring revenues, we look at two other primary metrics when we analyze our revenues: 1) customer count and 2) utilization. Our customer count increased to 1,138 as of December 31, 2005 versus 950 as of December 31, 2004, an increase of 20%. Our utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Our utilization rate grew to 54% as of December 31, 2005 from 45% as of December 31, 2004; however, excluding the impact of our most recent expansions in the Washington, D.C. and Silicon Valley area markets, our utilization rate would have been 58% as of December 31, 2005. Although we have substantial capacity for growth, our utilization rates vary from market to market among our IBX centers in the eleven markets across the U.S. and Asia-Pacific. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. In addition, power and cooling requirements for some customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of draw our customers take from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. We could face power limitations in our centers even though we may have additional physical capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows. As a result of these power limitations in our existing IBX centers, the maximum utilization rate that we expect to achieve for most IBX centers until we consider an IBX center full or sold-out is approximately 75-80% depending on the building configurations. Therefore, consistent with our recent expansions in the Washington, D.C., Silicon Valley, Chicago and Los Angeles metro area markets, we will continue to closely manage available space and power capacity in each of our operating markets and expect to continue to make strategic and selective expansions to our global footprint when and where appropriate.

U.S. Revenues.    We recognized U.S. revenues of $191.4 million for the year ended December 31, 2005 as compared to $141.6 million for the year ended December 31, 2004. U.S. revenues consisted of recurring revenues of $180.4 million and $134.3 million, respectively, for the years ended December 31, 2005 and 2004, a 34% increase. U.S. recurring revenues consist primarily of colocation and interconnection services plus a nominal amount of managed infrastructure services and, commencing in the fourth quarter of 2005, in connection with our October 2005 purchase of the Ashburn campus property, a nominal amount of recurring rental income from the other tenants located on this property that we now own, which totaled $312,000. U.S. recurring revenues for the year ended December 31, 2005 included $9.8 million of revenue generated from the recently acquired Washington, D.C. area and Silicon Valley area IBX centers, which opened for business in the fourth quarter of 2004 and first quarter of 2005, respectively. Excluding revenues from these recently acquired U.S. IBX centers, the period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers acquired during the period as reflected in the growth in our customer count and weighted-average utilization rate as discussed above, and selective price increases in each of our IBX markets. We expect our U.S. recurring revenues, particularly colocation and interconnection services, to continue to remain our most significant source of revenue for the foreseeable future.

In addition, U.S. revenues consisted of non-recurring revenues of $11.0 million and $7.3 million, respectively, for the years ended December 31, 2005 and 2004. Non-recurring revenues are primarily related to the recognized portion of deferred installation, professional services and settlement fees associated with certain contract terminations. Included in U.S. non-recurring revenues are settlement fees of $817,000 and $609,000, respectively, for the years ended December 31, 2005 and 2004. Offsetting some of this non-recurring revenue for the year ended December 31, 2005 were service level credits that we recorded totaling $457,000 that were issued or will be issued to certain of our customers related to two separate power outages in our Chicago and Washington, D.C. metro area IBX centers. There were no significant service level credits recorded in the year ended December 31, 2004. Excluding settlements and service level credits, U.S. non-recurring revenues, consisting of the recognized portion of deferred installation and professional services, increased 58% period over period, primarily due to strong existing and new customer growth during the year, as well as the completion of certain custom projects for the U.S. government during the quarter ended March 31, 2005.

Asia-Pacific Revenues.    We recognized Asia-Pacific revenues of $29.7 million for the year ended December 31, 2005 as compared to $22.1 million for the year ended December 31, 2004, a 34% increase. Asia-Pacific revenues consisted of recurring revenues of $27.6 million and $20.2 million, respectively, for the years ended December 31, 2005 and 2004, consisting primarily of colocation and managed infrastructure services. In addition, Asia-Pacific revenues consisted of non-recurring revenues of $2.1 million and $1.9 million, respectively, for the years ended December 31, 2005 and 2004. Asia-Pacific non-recurring revenues included $44,000 and $280,000, respectively, of contract settlement revenue for the years ended December 31, 2005 and 2004. Asia-Pacific revenues are generated from Hong Kong, Singapore, Sydney and Tokyo, with Singapore representing approximately 45% and 52%, respectively, of the regional revenues for the years ended December 31, 2005 and 2004. Our Asia-Pacific colocation revenues are similar to the revenues that we generate from our U.S. IBX centers; however, our Singapore IBX center has additional managed infrastructure service revenue, such as mail service and managed platform solutions, which we do not currently offer in any other IBX center location. The growth in our Asia-Pacific revenues is primarily the result of an increase in the customer base in this region during the past year, particularly in Hong Kong, Sydney and Tokyo.

Cost of Revenues.    Cost of revenues were $158.4 million for the year ended December 31, 2005 as compared to $136.9 million for the year ended December 31, 2004, a 16% increase. The largest cost components of our cost of revenues are depreciation, rental payments related to our leased IBX centers, utility costs including electricity and bandwidth, IBX employees’ salaries and benefits, supplies and equipment and security services. A substantial majority of our cost of revenues is fixed in nature and should not vary significantly from period to period. However, there are certain costs, which are considered more variable in nature, including utilities and supplies, that are directly related to growth of services in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will increase in the future on a per unit or fixed basis in addition to on a customer growth or variable basis. In addition, the cost of electricity is generally higher in the summer months as compared to other times of the year.

U.S. Cost of Revenues.    U.S. cost of revenues were $138.3 million for the year ended December 31, 2005 as compared to $118.3 million for the year ended December 31, 2004. U.S. cost of revenues for the year ended December 31, 2005 included (i) $57.1 million of depreciation expense and (ii) $1.9 million of accretion expense comprised of $504,000 for our asset retirement obligations and $1.4 million for our restructuring charges for certain leasehold interests recorded in 2004 and 2005 as we accrete the related liabilities to the total estimated future cash payments needed. U.S. cost of revenues for the year ended December 31, 2004 included (i) $50.1 million of depreciation expense, (ii) $35,000 of stock-based compensation expense, (iii) $355,000 of accretion expense associated with our asset retirement obligation for our various leasehold interests and (iv) $147,000 of amortization expense associated with the intangible asset acquired with our Santa Clara IBX center that became fully amortized in December 2004. Our U.S. cost of revenues for the year ended December 31, 2005 also included $6.4 million of additional operating costs not incurred in the prior year associated with the recently acquired Washington, D.C. and Silicon Valley metro area IBX centers, which opened for business in the fourth quarter of 2004 and first quarter of 2005, respectively plus $1.5 million of costs attributed to our three most recently acquired IBX centers in Sunnyvale, Chicago and Los Angeles which will be available to customers in 2006. Excluding depreciation, stock-based compensation, accretion expense, amortization expense and the costs associated with operating our new IBX centers, U.S. cost of revenues increased period over period to $71.1 million for the year ended December 31, 2005 from $67.4 million for the year ended December 31, 2004, a 5% increase. This increase is primarily the result of increasing utility costs in line with increasing customer installations and revenues attributed to customer growth partially offset by savings of approximately $1.8 million in operating costs, primarily rent, in connection with a property we recorded a restructuring charge for in Los Angeles in December 2004. We continue to anticipate that our cost of revenues, excluding stock-based compensation, will increase in the foreseeable future to the extent that the occupancy levels in our U.S. IBX centers increase and as the costs attributed to newly-acquired IBX centers in the Silicon Valley, Chicago and Los Angeles metro areas commence operations more fully in 2006. However, a portion of our expected increase in U.S. cost of revenues will be partially offset by a reduction in rent expense as a result of our October 2005 purchase of the Ashburn campus property where our primary Washington, D.C. metro area IBX center is located. We expect that this savings in rent expense will be approximately $530,000 per quarter. However, part of the rent savings will be offset by increased depreciation of approximately $245,000 per quarter on the purchased property. In addition, any increase in U.S. cost of revenues will be offset in part from the San Jose ground lease termination. We expect that this savings in operating costs, primarily rent and property tax expense, to be approximately $1.4 million per quarter, with partial savings of approximately $940,000 realized in the fourth quarter of 2005, although this decrease in rent and property tax expense will be somewhat reduced by an increase in accretion expense associated with this restructuring charge, which is expected to be approximately $2.3 million for 2006. Furthermore, as a result of the mandatory expensing of stock-based compensation commencing in the first quarter of 2006, which is the first quarter in which we will reflect the new accounting rules for equity-based compensation, our U.S. cost of revenues will increase further. We expect that this stock-based compensation expense will be significant. For further information, refer to our discussion on “Accounting for Stock-Based Compensation” in Critical Accounting Policies and Estimates above.

Asia-Pacific Cost of Revenues.    Asia-Pacific cost of revenues were $20.1 million for the year ended December 31, 2005 as compared to $18.6 million for the year ended December 31, 2004. Asia-Pacific cost of revenues for the year ended December 31, 2005 included $3.6 million of depreciation expense and $259,000 of non-cash rent expense associated with the value attributed to warrants issued in May 2004 to our landlord in connection with a lease amendment for our Hong Kong IBX center. Asia-Pacific cost of revenues for the year ended December 31, 2004 included $3.7 million of depreciation expense and $194,000 of non-cash rent expense.

Excluding depreciation and non-cash rent expense, Asia-Pacific cost of revenues increased period over period to $16.3 million for the year ended December 31, 2005 from $14.7 million for the year ended December 31, 2004, a 10% increase. This increase is primarily the result of increasing utility and bandwidth costs in line with increasing customer installations and revenues attributed to this customer growth. Our Asia-Pacific cost of revenues are generated in Hong Kong, Singapore, Sydney and Tokyo. There are several managed infrastructure service revenue streams unique to our Singapore IBX center, such as mail service and managed platform solutions, that are more labor intensive than our service offerings in the United States. We anticipate that our Asia-Pacific cost of revenues, excluding stock-based compensation, will experience moderate growth in the foreseeable future. Furthermore, as a result of the mandatory expensing of stock-based compensation commencing in the first quarter of 2006, which is the first quarter in which we will reflect the new accounting rules for equity-based compensation, our Asia-Pacific cost of revenues will increase further. We expect that this stock-based compensation expense will be significant. For further information, refer to our discussion on “Accounting for Stock-Based Compensation” in Critical Accounting Policies and Estimates above.

Sales and Marketing.    Sales and marketing expenses increased to $20.6 million for the year ended December 31, 2005 from $18.6 million for the year ended December 31, 2004.

U.S. Sales and Marketing Expenses.    U.S. sales and marketing expenses increased to $17.5 million for the year ended December 31, 2005 from $13.8 million for the year ended December 31, 2004. Included in U.S. sales and marketing expenses for the year ended December 31, 2005 were $1.6 million of stock-based compensation expense and $60,000 of amortization expense associated with an intangible asset in connection with our Santa Clara IBX center. Included in U.S. sales and marketing expenses for the year ended December 31, 2004 was $60,000 of stock-based compensation expense and $59,000 of amortization expense associated with an intangible asset in connection with our Santa Clara IBX center. The increase in the stock-based compensation expense period over period is a result of the non-cash charge attributed to restricted stock awards granted to our sales and marketing executive officers in the first quarter of 2005. Excluding stock-based compensation and amortization expense, U.S. sales and marketing expenses increased to $15.9 million for the year ended December 31, 2005 as compared to $13.7 million for the year ended December 31, 2004, a 16% increase. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. This increase was primarily due to approximately $1.9 million of higher compensation costs, including increases in sales compensation related to strong new customer bookings throughout 2005, general salary increases and bonuses for our marketing staff and non-commissioned sales staff, as well as some moderate headcount growth (68 U.S. sales and marketing employees as of December 31, 2005 versus 65 as of December 31, 2004); however, this growth was partially offset by additional recoveries of bad debt expense over the prior year of approximately $190,000 due to a strong and successful collections effort on aged receivables previously written-off. Going forward, we expect to see U.S. sales and marketing spending, excluding stock-based compensation, to increase nominally in absolute dollars as we continue to grow our business. Furthermore, as a result of the mandatory expensing of stock-based compensation commencing in the first quarter of 2006, which is the first quarter in which we will reflect the new accounting rules for equity-based compensation, our U.S. sales and marketing expenses will increase further. We expect that this stock-based compensation expense will be significant. For further information, refer to our discussion on “Accounting for Stock-Based Compensation” in Critical Accounting Policies and Estimates above.

Asia-Pacific Sales and Marketing Expenses.    Asia-Pacific sales and marketing expenses decreased to $3.1 million for the year ended December 31, 2005 as compared to $4.8 million for the year ended December 31, 2004. Included in Asia-Pacific sales and marketing expenses for the year ended December 31, 2004 were $1.8 million of amortization expense associated with several intangible assets associated with our Singapore operations, which were fully amortized in December 2004. Excluding amortization expense, Asia-Pacific sales and marketing expenses were $3.1 million for the year ended December 31, 2005 versus $3.0 million for the year ended December 31, 2004, a nominal 3% increase. While there was an increase of approximately $138,000 in higher compensation costs during this period, including increases in sales compensation related to strong new customer bookings throughout 2005, particularly in Hong Kong, Sydney and Tokyo, general salary increases and bonuses for our marketing staff and non-commissioned sales staff, as well as some moderate headcount growth (27 Asia-Pacific sales and marketing employees as of December 31, 2005 versus 26 as of December 31, 2004), and an increase in related travel and entertainment costs of approximately $132,000, this growth was mostly offset by additional recoveries of bad debt expense over the prior year of approximately $224,000 due to a strong and successful collections effort on aged receivables previously written-off. Our Asia-Pacific sales and marketing expenses consist of the same type of costs that we incur in our U.S. operations, namely compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. Our Asia-Pacific sales and marketing expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. We expect that our Asia-Pacific sales and marketing expenses, excluding stock-based compensation, will experience some moderate growth in the foreseeable future. Furthermore, as a result of the mandatory expensing of stock-based compensation commencing in the first quarter of 2006, which is the first quarter in which we will reflect the new accounting rules for equity-based compensation, our Asia-Pacific sales and marketing expenses will increase further. We expect that this stock-based compensation expense will be significant. For further information, refer to our discussion on “Accounting for Stock-Based Compensation” in Critical Accounting Policies and Estimates above.

General and Administrative.    General and administrative expenses increased to $45.1 million for the year ended December 31, 2005 from $32.5 million for the year ended December 31, 2004.

U.S. General and Administrative Expenses.    U.S. general and administrative expenses increased to $37.3 million for the year ended December 31, 2005 as compared to $25.9 million for the year ended December 31, 2004. Included in U.S. general and administrative expenses for the year ended December 31, 2005 were $6.7 million of stock-based compensation expense and $1.7 million of depreciation expense. Included in U.S. general and administrative expenses for the year ended December 31, 2004 were $1.4 million of stock-based compensation expense and $1.8 million of depreciation expense. The increase in the stock-based compensation expense period over period is primarily a result of the non-cash charge attributed to restricted stock awards granted to our executive officers in the first quarter of 2005, net of forfeitures for two of these executive officers that have left or will terminate their employment with us during the first quarter of 2006. Excluding stock-based compensation expense and depreciation expense, U.S. general and administrative expenses increased to $28.9 million for the year ended December 31, 2005, as compared to $22.7 million for the prior period, a 27% increase. This increase is primarily due to approximately $5.2 million of higher compensation costs, including general salary increases, bonuses, headcount growth (152 U.S. general and administrative employees as of December 31, 2005 versus 126 as of December 31, 2004) and $986,000 related to accrued severance charges related to two of our officers that have left or will terminate their employment with us during the first quarter of 2006, as well as an increase in professional fees, primarily approximately $175,000 of costs associated with the STT divestiture transaction completed in November 2005. General and administrative expenses, excluding stock-based compensation and depreciation, consist primarily of salaries and related expenses, accounting, legal and other professional service fees and other general corporate expenses such as our corporate headquarter office lease. Going forward, we expect U.S. general and administrative spending, excluding stock-based compensation, to increase moderately in absolute dollars as we continue to scale our operations to support our growth. Furthermore, as a result of the mandatory expensing of stock-based compensation commencing in the first quarter of 2006, which is the first quarter in which we will reflect the new accounting rules for equity-based compensation, our U.S. general and administrative expenses will increase further. We expect that this stock-based compensation expense will be significant. For further information, refer to our discussion on “Accounting for Stock-Based Compensation” in Critical Accounting Policies and Estimates above.

Asia-Pacific General and Administrative Expenses.    Asia-Pacific general and administrative expenses increased to $7.8 million for the year ended December 31, 2005 as compared to $6.6 million for the year ended December 31, 2004. Included in Asia-Pacific general and administrative expenses were $284,000 and $366,000, respectively, of depreciation expense for the years ended December 31, 2005 and 2004. Excluding depreciation, Asia-Pacific general and administrative expenses increased to $7.6 million for the year ended December 31, 2005, as compared to $6.2 million for the prior period, a 21% increase. This increase is primarily due to approximately $1.2 million of higher compensation costs, including general salary increases and bonuses, as well as some headcount growth (85 Asia-Pacific general and administrative employees as of December 31, 2005 versus 72 as of December 31, 2004). Our Asia-Pacific general and administrative expenses consist of the same type of costs that we incur in our U.S. operations, namely salaries and related expenses, accounting, legal and other professional service fees and other general corporate expenses. Our Asia-Pacific general and administrative expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. Our Asia-Pacific headquarter office is located in Singapore. Most of the corporate overhead support functions that we have in the U.S., such as finance, legal, marketing and information technology, also reside in our Singapore office in order to support our Asia-Pacific operations; however, each of our Asia-Pacific locations in Hong Kong, Sydney and Tokyo also have general and administrative staff dedicated to each specific operation. In addition to our Asia-Pacific headquarter office in Singapore, we also have separate office locations in Tokyo and Hong Kong (the Sydney general and administrative staff work out of the Sydney IBX). We expect that our Asia-Pacific general and administrative expenses, excluding stock-based compensation, will experience some moderate growth in the foreseeable future. Furthermore, as a result of the mandatory expensing of stock-based compensation commencing in the first quarter of 2006, which is the first quarter in which we will reflect the new accounting rules for equity-based compensation, our Asia-Pacific general and administrative expenses will increase further. We expect that this stock-based compensation expense will be significant. For further information, refer to our discussion on “Accounting for Stock-Based Compensation” in Critical Accounting Policies and Estimates above.

Restructuring Charges.    During the year ended December 31, 2005, we recorded a restructuring charge of $33.8 million, which we refer to as the 2005 restructuring charge. In light of the availability of fully or partially built-out data centers in the Silicon Valley, including the possibility of expansion in or near some of the four IBX centers we currently have in the Silicon Valley, we made the decision that retaining the approximately 40 acre San Jose ground lease for future expansion was no longer economical. In conjunction with this decision, we entered into an agreement with the landlord of this property for an early termination of the San Jose ground lease whereby we will pay $40.0 million over the next four years, commencing January 1, 2006, to terminate this lease, which would otherwise require significantly higher cumulative lease payments through 2020. The restructuring charge consisted of (i) a $32.3 million charge representing the present value of our estimated future cash payments to exit this property, which is net of $4.4 million of deferred rent previously accrued for this lease (thereby creating a total restructuring liability of $36.7 million associated with this lease) and (ii) a write-off of property and equipment of $1.5 million representing development costs incurred to date to prepare this land for use. We expect, as a result of this restructuring charge, we will realize annual savings in cost of revenues of approximately $5.6 million.

During the year ended December 31, 2004, we recorded restructuring charges of $17.7 million, which we refer to as the 2004 restructuring charge. In light of the availability of fully built-out data centers in select markets at costs significantly below those costs we would incur in building out new space, we made the decision in December 2004 to exit leases for excess space adjacent to one of our New York metro area IBXs, as well as space on the floor above our original Los Angeles IBX. The restructuring charges consisted of (i) a $13.9 million charge representing the present value of our estimated future cash payments, net of any estimated subrental income and expense, through the remainder of these lease terms; and (ii) a write-off of property and equipment of $3.8 million, representing the write-off of all remaining property and equipment attributed to the excess space on the floor above our Los Angeles IBX. We entered into a two-year sublease agreement for the excess space in the New York metro area and are currently evaluating opportunities related to our excess space in Los Angeles and the current restructuring charge for these properties is based on the best available information. As a result of these restructuring charges, primarily relating to the Los Angeles property, we realized annual savings in cost of revenues of approximately $1.8 million during 2005.

As of December 31, 2004, we had total accrued restructuring charges of $14.8 million recorded as a liability on our balance sheet related to the 2004 restructuring charge described above. During the year ended December 31, 2005, we (i) recorded the $36.7 million of new restructuring charge liability for the 2005 restructuring charge described above; (ii) recorded $1.4 million of accretion expense related to these excess leases and (iii) incurred net cash payments of $3.1 million related to these excess leases resulting in an accrued restructuring charge liability on our balance sheet of $49.8 million as of December 31, 2005. We are contractually committed to these excess leases through 2015. For further detailed information on our restructuring charges, see Note 17 of our “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K.

Interest Income.    Interest income increased to $3.6 million from $1.3 million for the years ended December 31, 2005 and 2004, respectively. Interest income increased due to higher average cash, cash equivalent and short-term and long-term investment balances held in interest-bearing accounts during these periods, as well as higher yields on those balances due to increased interest rates. The average annualized yield for the year ended December 31, 2005 was 3.32% versus 1.64% for the year ended December 31, 2004.

Interest Expense.    Interest expense decreased to $8.9 million from $11.5 million for the years ended December 31, 2005 and 2004, respectively. During the quarter ended March 31, 2005, we converted 95% of the outstanding 14% convertible secured notes and unpaid interest totaling $38.0 million held by STT Communications into 4.1 million shares of our preferred stock, which was subsequently converted into 4.1 million shares of our common stock in February 2005. In addition, STT Communications converted the remaining 5% of the outstanding 14% convertible secured notes and unpaid interest totaling $2.2 million into 240,578 shares of our preferred stock, which was immediately converted into 240,578 shares of our common stock in November 2005. These conversion activities resulted in a decrease in interest expense in 2005, offset in part, by interest expense associated with (i) the $35.3 million capital lease obligation we recorded in connection with the Washington, D.C. metro area IBX center during the fourth quarter of 2004, which bears interest at 8.50%; (ii) the $18.7 million financing we recorded in connection with the Silicon Valley metro area IBX center equipment and fiber during the first quarter of 2005, which bears interest at 8.50%; (iii) the $9.7 million financing for equipment we purchased in connection with our Chicago IBX acquisition in November 2005, which bears interest at 7.50%; (iv) the $38.1 million financing we recorded in connection with our Los Angeles IBX financing in December 2005, which bears interest at 7.75%; (v) the $60.0 million mortgage payable we recorded in connection with our Ashburn campus financing in December 2005, which bears interest at 8.00% and (vi) the $30.0 million drawdown from our $50.0 million Silicon Valley Bank revolving credit line during October 2005, which bore interest at an initial rate of 5.72% and was fully repaid in January 2006. As a result of these new financing arrangements, we expect interest expense to increase in 2006.

Loss on Debt Extinguishment and Conversion.    In February 2004, with the proceeds from the convertible debenture offering, we paid off the remaining $34.3 million credit facility and two other smaller debt facilities with a combined total of $2.9 million of principal remaining, as well as redeemed the remaining $30.5 million 13% senior notes that were outstanding at a premium of 106.5% through March 2004. In addition, in March 2004, the 10% $10.0 million convertible secured notes issued in connection with the Crosslink financing, and which had a beneficial conversion feature, were converted to 2.5 million shares of our common stock. As a result of these various repayments, redemption and conversion of our older debt facilities, we recorded a loss on debt extinguishment and conversion of $16.2 million, comprised primarily of the write-off of the various debt issuance costs and discounts associated with these various debt facilities totaling $13.7 million, as well as the premium paid to the holders of our 13% senior notes required to redeem these early and other cash transaction costs totaling $2.5 million. There was no loss recorded in connection with the STT convertible secured notes conversion activity during the year ended December 31, 2005 as the STT convertible secured notes did not have a beneficial conversion feature at the time of issuance on December 31, 2002.

Income Taxes.    A full valuation allowance is recorded against our net deferred tax assets as management cannot conclude, based on available objective evidence including recurring historical losses, that it is more likely than not that the net value of our deferred tax assets will be realized. However, for the years ended December 31, 2005 and 2004, we recorded $543,000 and $153,000, respectively, of income tax expense, primarily representing income taxes related to alternative minimum tax and foreign jurisdictions. We have not incurred any significant income tax expense since inception and we do not expect to incur any significant income tax expense during 2006 other than alternative minimum tax.

Years Ended December 31, 2004 and 2003

Revenues.    Our revenues for the years ended December 31, 2004 and 2003 were split between the following revenue classifications (dollars in thousands):

	Year ended December 31,
	2004	%	2003	%
Recurring revenues	$154,449	94%	$109,989	93%

Non-recurring revenues:
Installation and professional services	8,333	5%	6,189	5%
Other	889	1%	1,764	2%

	9,222	6%	7,953	7%

Total revenues	$163,671	100%	$117,942	100%

Our revenues for the years ended December 31, 2004 and 2003 were geographically comprised of the following (dollars in thousands):

	Year ended December 31,
	2004	%	2003	%
U.S. revenues	$141,598	87%	$99,669	85%
Asia-Pacific revenues	22,073	13%	18,273	15%

Total revenues	$163,671	100%	$117,942	100%

We recognized revenues of $163.7 million for the year ended December 31, 2004 as compared to revenues of $117.9 million for the year ended December 31, 2003, a 39% increase. We analyze our business geographically between the U.S. and Asia-Pacific as further discussed below.

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

Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services that we perform. These services are considered to be non-recurring as they are billed typically once and only upon completion of the installation or professional services work performed. The non-recurring revenues are typically billed on the first invoice distributed to the customer. Installation and professional services revenues increased 34% period over period, primarily due to strong existing and new customer growth during the year. As a percent of total revenues, we expect non-recurring revenues to represent approximately 5% of total revenues in each period. Other non-recurring revenues are comprised primarily of customer settlements, which represent fees paid to us by customers who wish to terminate their contracts with us prior to the expiration of their contract.

In addition to reviewing recurring versus non-recurring revenues, we look at two other primary metrics when we analyze our revenues: 1) customer count and 2) utilization. Our customer count increased to 950 as of December 31, 2004 versus 712 as of December 31, 2003, an increase of 33%. Our utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Our utilization rate grew to 45% as of December 31, 2004 from 35% as of December 31, 2003. Although we have substantial capacity for growth, our utilization rates vary from market to market among our 15 worldwide IBX centers. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. Therefore, consistent with our lease of Sprint’s Santa Clara property in December 2003 and our expansion into the Washington, D.C. metro area market in April 2004 and further expansion into the Silicon Valley market in December 2004, we continually review available space in our other operating markets.

U.S. Revenues.    We recognized U.S. revenues of $141.6 million for the year ended December 31, 2004 as compared to $99.7 million for the year ended December 31, 2003. U.S. revenues consisted of recurring revenues of $134.3 million and $93.6 million, respectively, for the years ended December 31, 2004 and 2003, a 43% increase. U.S. recurring revenues consist primarily of colocation and interconnection services plus a nominal amount of managed infrastructure services. U.S. recurring revenues for the year ended December 31, 2004 included revenue generated from the recently acquired Santa Clara IBX center. Excluding revenue from this acquired U.S. IBX hub, the period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customer growth acquired during the period as reflected in the growth in our customer count and weighted-average utilization rate as discussed above. As noted above, historically, greater than half of our new orders come from our already installed customer base each period.

In addition, U.S. revenues consisted of non-recurring revenues of $7.3 million and $6.1 million, respectively, for the years ended December 31, 2004 and 2003. Non-recurring revenues are primarily related to the recognized portion of deferred installation and professional services. Also included in U.S. non-recurring revenues are settlement fees of $609,000 and $1.2 million, respectively, for the years ended December 31, 2004 and 2003 associated with certain contract terminations. The $609,000 in settlement fees for the year ended December 31, 2004 primarily represented a bankruptcy court-mandated payment from Excite@Home. The $1.2 million in settlement fees for the year ended December 31, 2003 primarily represented bankruptcy court-mandated payments from both Worldcom and Excite@Home.

Asia-Pacific Revenues.    We recognized Asia-Pacific revenues of $22.1 million for the year ended December 31, 2004 as compared to $18.2 million for the year ended December 31, 2003. Asia-Pacific revenues consisted of recurring revenues of $20.2 million and $16.3 million, respectively, for the years ended December 31, 2004 and 2003, consisting primarily of colocation and managed infrastructure services. In addition, Asia-Pacific revenues consisted of non-recurring revenues of $1.9 million for both years ended December 31, 2004 and 2003. Asia-Pacific non-recurring revenues included $280,000 and $584,000, respectively, of contract settlement revenue for the year ended December 31, 2004 and 2003. Asia-Pacific revenues are generated from Hong Kong, Singapore, Sydney and Tokyo with Singapore representing approximately 52% and 77%, respectively, of the regional revenues for the years ended December 31, 2004 and 2003. Our Asia-Pacific colocation revenues are similar to the revenues that we generate from our U.S. IBX centers; however, our Singapore IBX center has additional managed infrastructure service revenue, such as mail service and managed platform solutions, which we do not currently offer in any other IBX center location. The growth in our Asia-Pacific revenues is primarily the result of an increase in the customer base in this region during the past year, particularly in Tokyo and Sydney; however, this revenue growth was partially offset by a decrease in low-margin bandwidth revenue in Singapore of approximately $3.1 million.

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

U.S. Cost of Revenues.    U.S. cost of revenues were $118.3 million for the year ended December 31, 2004 as compared to $107.5 million for the year ended December 31, 2003. U.S. cost of revenues included $50.1 million of depreciation expense, $35,000 of stock-based compensation expense, $355,000 of accretion expense associated with our asset retirement obligations relating to our various leaseholds and $147,000 of amortization expense associated with an intangible asset related to our Santa Clara IBX center for the year ended December 31, 2004. U.S. cost of revenues included $49.9 million of depreciation expense, $59,000 of stock-based compensation expense, $562,000 of accretion expense associated with our asset retirement obligations relating to our various leaseholds and $13,000 of amortization expense associated with an intangible asset related to our Santa Clara IBX center for the year ended December 31, 2003. Excluding depreciation, stock-based compensation, accretion expense and amortization expense, U.S. cost of revenues increased period over period to $67.7 million for the year ended December 31, 2004 from $56.9 million for the year ended December 31, 2003, a 19% increase. This increase is primarily the result of the operating costs associated with the Santa Clara IBX center acquired on December 1, 2003, as well as increasing utility costs in our IBX centers, excluding the newly-acquired Santa Clara IBX, of $4.1 million in line with increasing customer installations and revenues attributed to this customer growth and $1.2 million of higher compensation costs in our IBX centers, excluding the newly-acquired Santa Clara IBX, including general salary increases and bonuses for our IBX staff.

Asia-Pacific Cost of Revenues.    Asia-Pacific cost of revenues were $18.6 million for the year ended December 31, 2004 as compared to $20.6 million for the year ended December 31, 2003. Asia-Pacific cost of revenues included $3.7 million of depreciation expense and $194,000 of non-cash rent expense associated with the value attributed to warrants issued to our landlord in connection with a lease amendment for our Hong Kong IBX center for the year ended December 31, 2004. Asia-Pacific cost of revenues included $4.4 million of depreciation expense for the year ended December 31, 2003. Excluding depreciation and non-cash rent expense, Asia-Pacific cost of revenues decreased period over period to $14.7 million for the year ended December 31, 2004 from $16.2 million for the year ended December 31, 2003, a 9% decrease. This decrease is primarily the result of (i) a decrease in bandwidth costs in Singapore associated with a corresponding decrease in low-margin bandwidth revenue in this location of approximately $2.4 million; (ii) a decrease in operating costs in Singapore as a result of the asset sale of one of our two IBX centers in Singapore that occurred during the fourth quarter of 2003 of $804,000 and (iii) the renegotiation and reduction of our Hong Kong and Tokyo lease costs, resulting in rent savings of approximately $538,000. These decreases are partially offset by some cost increases in line with increasing customer installations and revenues attributed to our customer growth in this region, including increasing utility costs in our Asia-Pacific IBX centers of $649,000. Our Asia-Pacific costs of revenues are generated in Hong Kong, Singapore, Sydney and Tokyo. There are several managed IT infrastructure service revenue streams unique to our Singapore IBX hub, such as mail service and managed platform solutions, that are more labor intensive than our service offerings in the United States. As a result, our Singapore IBX center has a greater number of employees than any of our other IBX centers, and therefore, a greater labor cost relative to our other IBX centers in the United States or other Asia-Pacific locations.

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

Asia-Pacific General and Administrative Expenses.    Asia-Pacific general and administrative expenses increased to $6.6 million for the year ended December 31, 2004 as compared to $6.0 million for the year ended December 31, 2003. Included in Asia-Pacific general and administrative expenses were $366,000 and $497,000, respectively, of depreciation expense for the years ended December 31, 2004 and 2003. Excluding depreciation, Asia-Pacific general and administrative expenses increased to $6.2 million for the year ended December 31, 2004, as compared to $5.5 million for the prior year, a 13% increase. This increase is primarily related to an increase in professional service fees of $141,000 related to our Sarbanes-Oxley compliance initiative in Singapore and higher compensation costs of $450,000 as a result of annual merit increases and corporate bonus programs. Our Asia-Pacific general and administrative expenses consist of the same type of costs that we incur in our U.S. operations, namely salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. Our Asia-Pacific general and administrative expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. Our Asia-Pacific headquarter office is located in Singapore. Most of the corporate overhead support functions that we have in the U.S. also reside in our Singapore office in order to support our Asia-Pacific operations. In addition, we have separate office locations in Hong Kong and Tokyo.

Restructuring Charges.    During the year ended December 31, 2004, we recorded restructuring charges of $17.7 million. In light of the availability of fully built-out data centers in select markets at that time at costs significantly below those costs we would incur in building out new space, we made the decision in December 2004 to exit leases for excess space adjacent to one of our New York metro area IBXs, as well as space on the floor above our original Los Angeles IBX. The restructuring charges consisted of (i) a $13.9 million charge representing the present value of our estimated future cash payments, net of any estimated subrental income and expense, through the remainder of these lease terms and (ii) a write-off of property and equipment of $3.8 million, representing the write-off of all remaining property and equipment attributed to the excess space on the floor above our Los Angeles IBX. We entered into a two-year sublease agreement for the excess space in the New York metro area and are currently evaluating opportunities related to our excess space in Los Angeles. We expect that as a result of these restructuring charges, we will realize annual savings in cost of revenues commencing in 2005 of approximately $1.8 million. As of December 31, 2004, we had total accrued restructuring charges of $14.8 million recorded as liabilities on our balance sheet related to these excess lease spaces. For further detailed information on our restructuring charges, see Note 17 of our “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K. We did not incur any restructuring charges during the year ended December 31, 2003.

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

Income Taxes.    A full valuation allowance is recorded against our deferred tax assets as management cannot conclude, based on available objective evidence, that it is more likely than not that the value of our deferred tax assets will be realized. However, for the year ended December 31, 2004, we recorded $153,000 of income tax expense, primarily representing income taxes related to our international subsidiaries.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital requirements primarily through the issuance of various debt and equity instruments, for aggregate gross proceeds of approximately $1.2 billion. As of December 31, 2005, our total indebtedness was comprised of (i) non-convertible debt and financing obligations totaling $186.2 million from our Washington D.C. metro area IBX capital lease, San Jose IBX equipment and fiber financing, Chicago IBX equipment financing, Los Angeles IBX financing, Ashburn campus mortgage payable and a drawdown from our $50.0 million Silicon Valley Bank revolving credit line and (ii) convertible debt totaling $86.3 million from our convertible subordinated debentures as outlined below.

As of December 31, 2005, our principal source of liquidity was our $188.9 million of cash, cash equivalents and short-term and long-term investments. In addition, as of December 31, 2005, we had $13.3 million of additional liquidity available to us under our $50.0 million Silicon Valley Bank revolving credit line in the event we need additional cash to pursue attractive strategic opportunities that may become available in the future. While we had generated negative operating cash flow in each annual period since inception through 2003, commencing with the quarter ended September 30, 2003 we started to generate positive operating cash flow. Since then, we have generated cash flow from our operations throughout 2004 and 2005 and expect this trend to continue throughout 2006 and beyond. While we expect that our cash flow from operations will continue to grow, due to our recently announced expansion plans in the Washington, D.C. and Chicago metro areas, we expect our cash flow used in investing activities, primarily as a result of our expected purchases of property and equipment to complete these expansion projects, will also increase and are expected to be greater than our cash flows generated from operating activities. As a result, although we believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our currently identified business objectives for at least the next twelve months, we will investigate financing opportunities in connection with our Chicago metro area expansion plans in order to minimize expected cash outlays to pursue this project and in order to continue to meet our cash requirements to fund our other capital expenditures, debt service and corporate overhead requirements (excluding the purchases, sales and maturities of our short-term and long-term investments). However, given our limited operating history, additional potential expansion opportunities that we may decide to pursue and other business risks that may cause our operating results to fluctuate, we may not achieve our desired levels of profitability or cash requirements in the future. For further information, refer to “Risk Factors” in Item 1A of this Annual Report on Form 10-K above.

Sources and Uses of Cash

Net cash provided by our operating activities was $67.6 million and $36.9 million for the years ended December 31, 2005 and 2004, respectively. Net cash used in our operating activities was $17.3 million for the year ended December 31, 2003. Since the quarter ending September 30, 2003, we have been generating cash from our operations. In prior periods, we used cash primarily to fund our net loss, including cash interest payments on our senior notes and credit facility, although the majority of the operating cash flows used during the year ended December 31, 2003 related to the liquidation of accrued obligations, such as accrued restructuring activities and accrued merger and financing costs. We continue to experience strong collections of our accounts receivables and as our revenues have grown at a much faster pace than our costs, which is due to a significant portion of our costs remaining relatively flat from period to period such as rent for our existing IBX centers, the cash generated from our operations has grown period over period. As described above, we expect that we will continue to generate cash from our operating activities throughout 2006 and beyond.

Net cash used in investing activities was $108.7 million, $56.9 million and $49.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Net cash used in investing activities during the year ended December 31, 2005 was primarily the result of the purchases of the Los Angeles IBX and Ashburn campus properties for $34.7 million and $53.8 million, respectively, and capital expenditures required to bring our recently acquired IBX centers in the Washington, D.C., Silicon Valley, Chicago and Los Angeles metro areas to Equinix standards and to support our growing customer base offset by the net sales and maturities of short-term and long-term investments. Net cash used in investing activities during the year ended December 31, 2004 was primarily for the net purchase of short-term and long-term investments, as well as to fund capital expenditures to bring our recently acquired IBX centers in the Silicon Valley and Washington, D.C. metro areas to Equinix standards and to support our growing customer base. Net cash used in investing activities during the year ended December 31, 2003 was primarily the result of the purchase of short-term investments and some nominal amount of capital expenditures, partially offset by the release of restricted cash to fund a cash interest payment on our senior notes in January 2003. For 2006 and beyond, we anticipate that our cash used in investing activities, excluding the purchases, sales and maturities of short-term and long-term investments, will primarily be for our capital expenditures as well as additional purchases of real estate that we may undertake in the future. In February 2006, we announced the Washington, D.C. metro area IBX expansion project in which we will spend approximately $50.0 to $55.0 million of capital expenditures in order to build this new IBX center in one of the existing and vacant buildings on the Ashburn campus, of which approximately $40.0 million is expected to be incurred in 2006 and which will fulfill our requirement to invest $40.0 million in capital improvements to the Ashburn campus by December 31, 2007 pursuant to the terms of the Ashburn campus financing. Furthermore, in February 2006, we announced the Chicago metro area IBX expansion project in which we may purchase a vacant building for $9.8 million, payable upon closing. If we purchase this building, additional significant capital expenditures would be required in order to build out a new IBX center on this property.

Net cash generated by financing activities was $134.6 million, $19.2 million and $52.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Net cash generated by financing activities for the year ended December 31, 2005 was primarily the result of proceeds of $30.0 million from our drawdown on the $50.0 million Silicon Valley Bank revolving credit line in October 2005, which we repaid in full in January 2006, proceeds of $60.0 million from our Ashburn campus financing in December 2005, proceeds of $38.1 million from our Los Angeles IBX financing and proceeds from the exercises of warrants and various employee stock plans, offset primarily by principal payments for our various capital lease and other financing obligations. Net cash generated by financing activities for the year ended December 31, 2004, was primarily the result of the $86.3 million in gross proceeds from our convertible debenture offering, offset by $70.8 million in payments on our credit facility, senior notes and capital lease and other financing obligations, as well as debt extinguishment costs associated with paying down these facilities and $7.3 million in proceeds from our various employee stock plans. Net cash provided by financing activities during the year ended December 31, 2003 was primarily the result of the $104.4 million in net proceeds of our follow-on equity offering and $10.0 million in proceeds from the Crosslink financing, partially offset by $57.2 million in payments on our credit facility and $6.1 million in payments on our various capital lease and other financing obligations.

Debt Obligations—Non-Convertible Debt

As of December 31, 2005, our non-convertible debt totaled $186.2 million and was comprised of our (i) Washington D.C. metro area IBX capital lease, (ii) San Jose IBX equipment and fiber financing, (iii) Chicago IBX equipment financing, (iv) Los Angeles IBX financing, (v) Ashburn campus mortgage payable and (vi) our $30.0 million drawdown from our $50.0 million Silicon Valley Bank revolving credit line. Furthermore, as of December 31, 2005, in addition to the $30.0 million drawdown described above, we had utilized $6.7 million of the credit line through the issuance of letters of credit, and, as a result, we had $13.3 million of additional liquidity available to us under the $50.0 million Silicon Valley Bank revolving credit line.

Washington D.C. Metro Area IBX Capital Lease.    In April 2004, we entered into a long-term lease for a 95,000 square foot data center in the Washington, D.C. metro area. The center is adjacent to our existing Washington D.C. metro area IBX center. This lease, which includes the leasing of all of the IBX plant and machinery equipment located in the building, is a capital lease. We took possession of this property during the fourth quarter of 2004, and as a result, recorded property and equipment assets, as well as a capital lease obligation, totaling $35.3 million. Payments under this lease will be made monthly through October 2019 at an effective interest rate of 8.50% per annum. As of December 31, 2005, principal of $34.5 million remained outstanding under this capital lease.

San Jose IBX Equipment and Fiber Financing.    In December 2004, we entered into a long-term lease for a 103,000 square foot data center in San Jose, and at the same time entered into separate agreements to purchase the equipment located within this new IBX center and to interconnect all three of our Silicon Valley area IBX centers to each other through redundant dark fiber links. Under U.S. generally accepted accounting principles, these three separate agreements are considered to be a single arrangement. Furthermore, while the building component of this transaction is classified as a long-term operating lease, the equipment and fiber portions of the transaction are classified as financed assets. We took possession of this property during the first quarter of 2005, and as a result, recorded property and equipment and prepaid fiber assets, as well as a financing obligation, totaling $18.7 million. Payments under this financing obligation will be made monthly through May 2020 at an effective interest rate of 8.50% per annum. As of December 31, 2005, principal of $15.0 million remained outstanding under this financing obligation.

Chicago IBX Equipment Financing.    In July 2005, we entered into a long-term sublease for a 107,000 square foot data center in Chicago, and at the same time entered into a separate agreement to purchase the equipment located within this IBX center. Under U.S. generally accepted accounting principles, these two separate agreements are considered to be a single arrangement. Furthermore, while the building component of this transaction is classified as a long-term operating lease, the equipment portion of the transaction is classified as financed assets. We took possession of this property and title to the equipment assets in November 2005, and as a result, recorded IBX equipment assets, as well as a financing obligation, totaling $9.7 million at that time. Payments under this financing obligation will be made monthly through August 2015 at an effective interest rate of 7.50% per annum. As of December 31, 2005, principal of $8.5 million remained outstanding under this financing obligation.

Los Angeles IBX Financing.    In September 2005, we purchased a 107,000 square foot data center in the Los Angeles metro area for $34.7 million, which we paid for in full with cash in September 2005. In October 2005, we entered into a purchase and sale agreement to sell this Los Angeles IBX for $38.7 million and to lease it back from the purchaser pursuant to a long-term lease, which closed in December 2005 and we received net proceeds from the sale of this property of $38.1 million. However, due to our continuing involvement in regards to certain aspects of this property, the sale and leaseback of this property does not qualify as a sale-leaseback under generally accepted accounting principles, but rather is accounted for as a financing of the property. We refer to this portion of the transaction as the Los Angeles IBX financing. Pursuant to the Los Angeles IBX financing, we recorded a financing obligation liability totaling $38.1 million in December 2005. Payments under the Los Angeles IBX financing will be made monthly through December 2025 at an effective interest rate of 7.75% per annum. As of December 31, 2005, principal of $38.1 million remained outstanding under this financing obligation.

Ashburn Campus Mortgage Payable.    In December 2005, we completed the financing of our October 2005 purchase of the Ashburn campus property with a $60.0 million mortgage to be amortized over 20 years. Upon receipt of the $60.0 million of cash, which we received in December 2005, we recorded a $60.0 million mortgage payable, which we refer to as the Ashburn campus mortgage payable. Payments under the Ashburn campus mortgage payable, which will commence in February 2006, will be made monthly through January 2026 at an effective interest rate of 8% per annum. As of December 31, 2005, principal of $60.0 million remained outstanding under this mortgage payable.

$50.0 Million Silicon Valley Bank Revolving Credit Line.    In December 2004, we entered into a $25.0 million line of credit arrangement with Silicon Valley Bank that matured in December 2006. This facility was a $25.0 million revolving line of credit which, at our election, up to $10.0 million could have been converted into a 24-month term loan, repayable in eight quarterly installments. We referred to this transaction as the Silicon Valley Bank credit line. Borrowings under the Silicon Valley Bank credit line bore interest at floating interest rates, plus applicable margins, based either on the prime rate or LIBOR. The Silicon Valley Bank credit line also featured sublimits, which allowed us to issue letters of credit, enter into foreign exchange forward contracts and make advances for cash management services. Our utilization under any of these sublimits would have the effect of reducing the amount available for borrowing under the Silicon Valley Bank credit line during the period that such sublimits remain utilized and outstanding. The Silicon Valley Bank credit line was collateralized by substantially all of our domestic assets and contained numerous covenants, including financial covenants, such as maintaining minimum cash balance levels and meeting minimum quarterly revenue targets. This line of credit remained undrawn since inception. In September 2005, we amended the Silicon Valley Bank credit line by entering into a $50.0 million revolving line of credit agreement with Silicon Valley Bank, replacing the previously outstanding $25.0 million line of credit arrangement with the same bank. The new $50.0 million Silicon Valley Bank revolving credit line has a three-year commitment, which enables us to borrow, repay and re-borrow the full amount, up to September 15, 2008. We refer to this transaction as the $50.0 million Silicon Valley Bank revolving credit line. Borrowings under the $50.0 million Silicon Valley Bank revolving credit line bear interest at floating interest rates, plus applicable margins, based either on the prime rate or LIBOR. In October 2005, we elected to borrow $30.0 million from the $50.0 million Silicon Valley Bank revolving credit line, which we refer to as the $30.0 million drawdown and which we paid back in full in January 2006. The $30.0 million drawdown was used to fund a portion of the purchase of the Ashburn IBX property acquisition. As of December 31, 2005, the $50.0 million Silicon Valley Bank revolving credit line had an interest rate of 6.12% per annum. The $50.0 million Silicon Valley Bank revolving credit line also features sublimits, which allow us to issue letters of credit, enter into foreign exchange forward contracts and make advances for cash management services. Our utilization under any of these sublimits would have the effect of reducing the amount available for borrowing under the $50.0 million Silicon Valley Bank revolving credit line during the period that such sublimits remain utilized and outstanding. As of December 31, 2005, we had utilized $6.7 million under the letters of credit sublimit with the issuance of five letters of credit in addition to the $30.0 million drawdown and, as a result, reduced the amount of borrowings available to us from $50.0 million to $13.3 million. The $50.0 million Silicon Valley Bank revolving credit line is collateralized by substantially all of our domestic assets and contains several financial covenants which require compliance with maximum leverage ratios, working capital ratios and a minimum EBITDA target, which we were in compliance with as of December 31, 2005.

Debt Obligations—Convertible Debt

Convertible Secured Notes.    In December 2002, in conjunction with our acquisition of i-STT Pte Ltd, STT Communications made a $30.0 million strategic investment in us in the form of a 14% convertible secured note due November 2007. The interest on the convertible secured note was payable in kind in the form of additional convertible secured notes, which we referred to as “PIK notes.” During 2003 and through December 31, 2004, we had issued $8.5 million in PIK notes. The convertible secured note and PIK notes issued to STT Communications were convertible into our preferred and common stock at a price of $9.18 per underlying share, and were convertible anytime at the option of STT Communications. Upon certain conditions, including if the closing price of our common stock exceeded $32.12 per share for thirty consecutive trading days, we had the option of converting the convertible secured notes beginning in 2005. In January 2005, we exercised this right and converted 95% of the outstanding convertible secured notes and unpaid interest totaling $38.0 million into 4.1 million shares of our preferred stock, which were subsequently converted into 4.1 million shares of our common stock in February 2005. We refer to this transaction as the STT convertible secured notes conversion. In November 2005, STT Communications elected to convert the remaining convertible secured notes and unpaid interest totaling $2.2 million, which remained after the 95% STT convertible secured notes conversion in January 2005, into 240,578 shares of our preferred stock, which were then immediately converted into 240,578 shares of our common stock.

Convertible Subordinated Debentures.    During February 2004, we sold $86.3 million in aggregate principal amount of 2.5% convertible subordinated debentures due 2024 to qualified institutional buyers. We used the net proceeds from this offering primarily to repay all amounts outstanding under our credit facility and two of our other debt facilities, as well as fully redeemed our remaining 13% senior notes. The interest on the convertible subordinated debentures is payable semi-annually every February and August, which commenced August 2004. Unlike our convertible secured notes, the interest on our convertible subordinated debentures is payable in cash. Our convertible subordinated debentures are convertible into 2.2 million shares of our common stock.

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

Debt Maturities, Financings, Leases and Other Contractual Commitments

We lease our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2025. The following represents our debt maturities, financings, leases and other contractual commitments as of December 31, 2005 (in thousands):

	Borrowings Under Credit Line and Convertible Subordinated Debentures	Mortgage Payable	Capital Lease and Other Financing Obligations	Operating Leases Covered Under Accrued Restructuring Charges	Operating Leases (1)	Other Contractual Commitments (1)	Total
2006	$30,000	$5,521	$9,301	$13,499	$26,497	$67,294	$152,112
2007	—	6,022	9,568	13,954	25,735	37	55,316
2008	—	6,022	9,842	13,262	24,592	—	53,718
2009	86,250	6,022	10,122	13,309	24,636	—	140,339
2010	—	6,022	10,409	3,357	24,009	—	43,797
2011 and thereafter	—	90,838	128,355	16,607	111,424	—	347,224

	116,250	120,447	177,597	73,988	236,893	67,331	792,506
Less amount representing interest	—	(60,447)	(87,947)	—	—	—	(148,394)
Plus amount representing residual property value	—	—	6,555	—	—	—	6,555
Less amount representing estimated subrental income and expense	—	—	—	(15,466)	—	—	(15,466)
Less amount representing accretion	—	—	—	(8,691)	—	—	(8,691)

	$116,250	$60,000	$96,205	$49,831	$236,893	$67,331	$626,510

(1)	Represents off-balance sheet arrangements. Other contractual commitments are described below.

In connection with five of our IBX operating leases, we have entered into five irrevocable letters of credit with Silicon Valley Bank. These letters of credit were provided in lieu of cash deposits under the letters of credit sublimit provision in connection with the $50.0 million Silicon Valley Bank revolving credit line. The letters of credit total $6.7 million, are collateralized by the $50.0 million Silicon Valley Bank revolving credit line and automatically renew in successive one-year periods until the final lease expiration dates. If the landlords for any of these five IBX operating leases decide to draw down on these letters of credit, we will be required to fund these letters of credit either through cash collateral or borrowings under the $50.0 million Silicon Valley Bank revolving credit line. This contingent commitment is not reflected in the table above.

As a result of our recent IBX expansions in the Washington D.C., Silicon Valley, Chicago and Los Angeles metro areas, as of December 31, 2005, we were contractually committed for $20.3 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to bring these acquired IBX centers to Equinix standards prior to making them available to customers for installation. This amount, which is expected to be paid in 2006, is reflected in the table above as an “other contractual commitment.” In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures beyond the $20.3 million contractually committed as of December 31, 2005 in these four markets during the first half of 2006 of approximately $15.0 to $25.0 million in order to complete the work needed to bring these new IBXs up to Equinix standards. This non-contractual capital expenditure spending is not reflected in the table above. Furthermore and pursuant to the terms of the Ashburn campus financing, we have agreed to invest at least $40.0 million in capital improvements to the Ashburn campus by December 31, 2007. This $40.0 million contractual commitment, which will be spent on our recently announced Washington, D.C. metro area expansion project and which we expect to pay during 2006, is reflected in the table above as an “other contractual commitment.” Lastly, we have other, smaller future purchase commitments in place as of December 31, 2005, such as commitments to purchase power in select locations, primarily in the U.S. and Singapore, through 2006 and 2007 and other open purchase orders which contractually bind us for good or services to be delivered or provided in 2006. Such other purchase commitments as of December 31, 2005, which total $7.1 million, are also reflected in the table above as an “other contractual commitment.”

In February 2006, we entered into a definitive purchase and sale agreement to purchase a vacant 228,000 square foot standalone office/warehouse complex in the Chicago metro area for $9.8 million, payable upon closing. The agreement is subject to numerous closing conditions, including the satisfactory completion by us of a comprehensive due diligence review of the property. As part of the evaluation process, we are considering several partnering and financing options for building out this center and are also evaluating options to build out this center in a phased approach. A new center would be interconnected to our downtown Chicago IBX center through redundant dark fiber links managed by us. We refer to this project as the Chicago metro area IBX expansion project. If we purchase this building, additional significant capital expenditures would be required in order to build out a new IBX center on this property. This subsequent event commitment is not reflected in the table above.

Summary

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service offerings, such as our acquisition of the Sprint property in Santa Clara in December 2003, our 2004 expansions in the Washington, D.C. and Silicon Valley metro area markets, our 2005 expansions in the Silicon Valley, Chicago and Los Angeles metro area markets and our 2006 announcements on our intention to build new IBX centers in the Washington, D.C. and Chicago metro areas. However, we will continue to be very selective with any similar opportunity. As was the case with these recent expansions in the Washington, D.C., Silicon Valley, Chicago and Los Angeles area markets, our expansion criteria will be dependent on demand from new and existing customers, quality of the design, power capacity, access to networks, capacity availability in current market location, amount of incremental investment required by us in the targeted property, lead-time to breakeven and in-place customers. Like our recent expansions, the right combination of these factors may be attractive for us. Dependent on the particular deal, these acquisitions may require upfront cash payments and additional capital expenditures or may be funded through long-term financing arrangements in order to bring these centers up to Equinix standards. Property expansion may be in the form of a purchase of real property, as was the case with our recent Ashburn campus property acquisition, or a long-term leasing arrangement.

In addition to our successful strategy of acquiring previously or partially built-out centers, we are also contemplating the possibility of new construction in selective markets where the inventory for high quality data centers is limited, such as our recent announcements on our intention to build new IBX centers in the Washington, D.C. and Chicago metro areas. Decisions to build will consider factors such as customer demand, market pricing and the financial returns associated with the construction. Future purchases or construction may be completed by us or with partners or potential customers to minimize the outlay of cash.

As of December 31, 2005, our principal source of liquidity was our $188.9 million of cash, cash equivalents and short-term and long-term investments. In addition, as of December 31, 2005, we had $13.3 million of additional liquidity available to us under our $50.0 million Silicon Valley Bank revolving credit line in the event we need additional cash to pursue attractive strategic opportunities that may become available in the future. While we had generated negative operating cash flow in each annual period since inception through 2003, commencing with the quarter ended September 30, 2003 we started to generate positive operating cash flow. Since then, we have generated cash flow from our operations throughout 2004 and 2005 and expect this trend to continue throughout 2006 and beyond. While we expect that our cash flow from operations will continue to grow, due to our recently announced expansion plans in the Washington, D.C. and Chicago metro areas, we expect our cash flow used in investing activities, primarily as a result of our expected purchases of property and equipment to complete these expansion projects, will also increase and are expected to be greater than our cash flows generated from operating activities. As a result, although we believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our currently identified business objectives for at least the next twelve months, we will investigate financing opportunities in connection with our Chicago metro area expansion plans in order to minimize expected cash outlays to pursue this project and in order to continue to meet our cash requirements to fund our other capital expenditures, debt service and corporate overhead requirements (excluding the purchases, sales and maturities of our short-term and long-term investments). However, given our limited operating history, additional potential expansion opportunities that we may decide to pursue and other business risks that may cause our operating results to fluctuate, we may not achieve our desired levels of profitability or cash requirements in the future. For further information, refer to “Risk Factors” in Item 1A of this Annual Report on Form 10-K above.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation, such as employee stock purchase plans and restricted stock awards. In addition, SFAS No. 123(R) supercedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Under the provisions of SFAS No. 123(R), stock-based compensation awards must meet certain criteria in order for the award to qualify for equity classification. An award that does not meet those criteria will be classified as a liability and be remeasured each period. SFAS No. 123(R) retains the requirements on accounting for the income tax effects of stock-based compensation contained in SFAS No. 123; however, it changes how excess tax benefits will be presented in the statement of cash flows from operating to financing activities. In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which offers guidance on SFAS No. 123(R). SAB No. 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. Key topics of SAB No. 107 include discussion on the valuation models available to preparers and guidance on key assumptions used in these valuation models, such as expected volatility and expected term, as well as guidance on accounting for the income tax effects of SFAS No. 123(R) and disclosure considerations, among other topics.

SFAS No. 123(R) and SAB No. 107 were effective for reporting periods beginning after June 15, 2005; however in April 2005, the SEC approved a new rule that SFAS No. 123(R) and SAB No. 107 are now effective for public companies for annual, rather than interim, periods beginning after June 15, 2005. As a result, the first quarter of 2006 will be the first period in which we will report stock-based compensation under the provisions of SFAS No. 123(R) and SAB No. 107. We are currently considering the financial accounting, income tax and internal control implications of SFAS No. 123(R), including related FASB Staff Positions issued during 2005 and 2006, and SAB No. 107. The adoption of SFAS No. 123(R), including related FASB Staff Positions issued during 2005 and 2006, and SAB No. 107 are expected to have a significant impact on our financial position and results of operations. For further information on our implementation strategy of SFAS No. 123(R), including related FASB Staff Positions issued during 2005 and 2006, and SAB No. 107, refer to our discussion on “Accounting for Stock-Based Compensation” in Critical Accounting Policies and Estimates above.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies that the term, conditional retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 further clarifies that the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement and provides guidance on how an entity might reasonably estimate the fair value of such a conditional asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN No. 47 has not had a significant impact on our financial position, results of operations and cash flows.

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

In September 2005, the FASB approved EITF Issue 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues” (“EITF 05-7”). EITF 05-7 addresses that the change in the fair value of an embedded conversion option upon modification should be included in the analysis under EITF Issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” to determine whether a modification or extinguishment has occurred and that changes to the fair value of a conversion option affects the interest expense on the associated debt instrument following a modification. Therefore, the change in fair value of the conversion option should be recognized upon the modification as a discount or premium associated with the debt, and an increase or decrease in additional paid-in capital. EITF 05-7 is effective for all debt modifications in annual or interim periods beginning after December 15, 2005. The adoption of EITF 05-7 will not have a significant impact on our financial position and results of operations.

In September 2005, the FASB approved EITF Issue 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EITF 05-8”). EITF 05-8 addresses that (i) the recognition of a beneficial conversion feature creates a difference between the book basis and tax basis (“basis difference”) of a convertible debt instrument, (ii) that basis difference is a temporary difference for which a deferred tax liability should be recorded and (iii) the effect of recognizing the deferred tax liability should be charged to equity in accordance with SFAS No. 109. EITF 05-8 is effective for financial statements for periods beginning after December 15, 2005, and must be adopted through retrospective application to all periods presented. As a result, EITF 05-8 applies to debt instruments that were converted or extinguished in prior periods as well as to those currently outstanding. The adoption of EITF 05-8 will not have a significant impact on our financial position, results of operations and cash flows.

In October 2005, the FASB issued FASB Staff Position No. SFAS 13-1 (“FSP SFAS 13-1”), which addresses the accounting for rental costs associated with building and ground operating leases that are incurred during a construction period. The FASB decided that such rental costs incurred during a construction period shall be recognized as rental expense. A lessee should cease capitalizing rental costs as of the effective date of FSP SFAS 13-1. The guidance in FSP SFAS 13-1 shall be applied to the first reporting period beginning after December 15, 2005. Early adoption is permitted for financial statements or interim financial statements that have not yet been issued. A lessee shall cease capitalizing rental costs as of the effective date of FSP SFAS 13-1 for operating lease arrangements entered into prior to the effective date of FSP SFAS 13-1. The adoption of FSP SFAS 13-1 will not have a significant impact on our financial position, results of operations or cash flows as our accounting policy for such rental costs has always been to expense such costs.

In November 2005, the FASB issued FASB Staff Position No. SFAS 115-1 and SFAS 124-1 (“FSP SFAS 115-1 and 124-1”), which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP SFAS 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP SFAS 115-1 and 124-1 amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The guidance in FSP SFAS 115-1 and 124-1 shall be applied to the first reporting period beginning after December 15, 2005. Early application is permitted. We are currently in the process of evaluating the impact that the adoption of FSP SFAS 115-1 and 124-1 will have on our financial position, results of operations and cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125.” SFAS No. 155 improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for such instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (iv) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently in the process of evaluating the impact that the adoption of SFAS No. 155 will have on our financial position, results of operations and cash flows.

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

Interest Rate Risk

The Company’s exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio. All of our cash equivalents and marketable securities are designated as available-for-sale and are therefore recorded at fair market value on our balance sheet with the unrealized gains or losses reported as a separate component of other comprehensive income or loss. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of December 31, 2005 our portfolio maturity was relatively short. If current interest rates were to increase or decrease by 10%, the fair market value of our investment portfolio could increase by approximately $227,000 or decrease by approximately $227,000.

An immediate 10% increase or decrease in current interest rates would furthermore not have a material impact to our debt obligations due to the fixed nature of the majority of our debt obligations. However, the interest expense associated with our $50.0 million revolving credit line, which bears interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR, could be affected. In October 2005, we elected to borrow $30.0 million at a one-month LIBOR interest rate, inclusive of the applicable margin, of 5.72% per annum. Upon the one-month maturity date of the $30.0 million drawdown, we had the opportunity to either repay all or a portion of the $30.0 million drawdown, or convert the $30.0 million drawdown into a new borrowing at either the then applicable one, three or six month LIBOR rate plus an applicable margin or at the prime rate. We elected to continue rolling this drawdown forward in monthly increments at the then applicable one-month LIBOR interest rates, inclusive of the applicable margin, until such time that we decided to repay the $30.0 million drawdown in full in January 2006 at which point the effective interest rate had risen to 6.12%. Therefore, any borrowings from our $50.0 million revolving credit line are subject to interest rate risk as evidenced by the change in interest rates from our recent $30.0 million drawdown.

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.

These interest rate changes may affect the fair market value of the fixed interest rate debt but do not impact our earnings or cash flows. The fair market value of our convertible subordinated debentures is based on quoted market prices. The estimated fair value of our convertible subordinated debentures as of December 31, 2005 was approximately $98.9 million versus approximately $106.2 million as of December 31, 2004.

Foreign Currency Risk

The majority of our recognized revenue is denominated in U.S. dollars, generated mostly from customers in the U.S. However, approximately 13% of our revenues and costs are in the Asia-Pacific region, and a large portion of those revenues and costs are denominated in a currency other than the U.S. dollar, primarily the Singapore dollar, Japanese yen and Hong Kong and Australian dollars. As a result, our operating results and cash flows are impacted by currency fluctuations relative to the U.S. dollar. Going forward, we continue to expect that approximately 13-15% of our revenues and costs will continue to be generated and incurred in the Asia-Pacific region in currencies other than the U.S. dollar.

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

In addition, as we now intend to start building new, “greenfield” IBX centers, we will be subject to commodity price risk for building materials related to the construction of these IBX centers, such as steel and copper. In addition, the lead-time to procure certain pieces of equipment is substantial, such as generators. Any delays in procuring the necessary pieces of equipment for the construction of our IBX centers could delay the anticipated openings of these new IBX centers and, as a result, increase the cost of these projects.

We do not employ forward contracts or other financial instruments to hedge commodity price risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a)(1) and begin at page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is no disclosure to report pursuant to Item 9.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. There were no significant changes in internal control over financial reporting during 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financing reporting.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-1 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

There is no disclosure to report pursuant to Item 9B.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. Information concerning the directors of Equinix is set forth under the heading “Election of Directors” in the Equinix Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

(b) Identification of Executive Officers. Information concerning executive officers of Equinix is set forth under the heading “Other Executive Officers” in the Equinix Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

(c) Audit Committee Financial Expert. Information concerning Equinix’s audit committee financial expert is set forth under the heading “Report of the Audit Committee of the Board of Directors” in the Equinix Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

(d) Identification of the Audit Committee. Information concerning the audit committee of Equinix is set forth under the heading “Report of the Audit Committee of the Board of Directors” in the Equinix Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

(e) Section 16(a) Beneficial Ownership Reporting Compliance. Information concerning compliance with beneficial ownership reporting requirements is set forth under the heading “Section 16(a) Beneficial Ownership Compliance” in the Equinix Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

(f) Code of Ethics. Information concerning the Equinix Code of Ethics and Business Conduct is set forth under the heading “Code of Ethics and Business Conduct” in the Equinix Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference. The Code of Ethics and Business Conduct can also be found on our website, www.equinix.com.

ITEM 11.     EXECUTIVE COMPENSATION

Information concerning executive compensation is set forth under the headings “Executive Compensation and Related Information” and “Report of the Compensation Committee of the Board of Directors” in the Equinix Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning shares of Equinix equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Equinix Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is set forth under the heading “Certain Relationships and Related Transactions” in the Equinix Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees and services of the Company’s principal accountants is set forth under the heading “Report of the Audit Committee of the Board of Directors” in the Equinix Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.1(10)	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.

3.2(10)	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.

3.3(9)	Bylaws of the Registrant.

3.4(13)	Certificate of Amendment of the Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.10(9)	Registration Rights Agreement (See Exhibit 10.75).

4.11	Indenture (see Exhibit 10.99).

10.2(1)	Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).

10.5(1)	Form of Indemnification Agreement between the Registrant and each of its officers and directors.

10.9(1)+	Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.

10.10(1)+	Lease Agreement with Market Halsey Urban Renewal, LLC, dated as of May 3, 1999.

10.11(1)+	Lease Agreement with Laing Beaumeade, dated as of November 18, 1998 and subsequently assigned to Equinix Operating Co., Inc.

10.12(1)+	Lease Agreement with Rose Ventures II, Inc., dated June 10, 1999.

10.13(1)+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 8, 1999.

10.14(1)+	First Amendment to Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of September 9, 1999 and subsequently assigned to Equinix Operating Co., Inc.

10.15(1)+	Lease Agreement with Nexcomm Asset Acquisition I, L.P., dated as of January 21, 2000.

10.16(1)+	Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of December 15, 1999 and subsequently assigned to Equinix Operating Co., Inc.

Exhibit Number	Description of Document

10.23(1)	Purchase Agreement between International Business Machines Corporation and Equinix, Inc. dated May 23, 2000.

10.24(2)	2000 Equity Incentive Plan.

10.25(2)	2000 Director Option Plan.

10.27(2)	Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000.

10.28(3)+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of July 1, 2000 and subsequently assigned to Equinix Operating Co., Inc.

10.29(3)+	Second Amendment to Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of May 1, 2000 and subsequently assigned to Equinix Operating Co., Inc.

10.30(3)+	Letter Amendment to Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 24, 2000.

10.31(3)+	Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24, 2000.

10.42(4)+	First Amendment to Deed of Lease with TrizecHahn Beaumeade Technology Center LLC, dated as of March 22, 2001 and subsequently assigned to Equinix Operating Co., Inc.

10.43(4)+	First Lease Amendment Agreement with Market Halsey Urban Renewal, LLC, dated as of May 23, 2001.

10.44(4)+	First Amendment to Lease with Nexcomm Asset Acquisition I, L.P., dated as of April 18, 2000.

10.45(4)+	Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of December 18, 2000.

10.46(5)	First Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated September 26, 2001.

10.48(5)	2001 Supplemental Stock Plan.

10.53(6)	Second Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated May 20, 2002.

10.54(6)+	Amended and Restated Master Service Agreement by and between International Business Machines Corporation and Equinix, Inc., dated as of May 1, 2002.

10.56(7)+	Second Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of October 1, 2002.

10.58(7)	Form of Severance Agreement entered into by the Company and each of the Company’s executive officers.

10.61(9)	Tenancy Agreement over units #06-01, #06-05, #06-06, #06-07 and #06-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.62(9)	Tenancy Agreement over units #05-05, #05-06, #05-07 and #05-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.63(9)	Tenancy Agreement over units #03-01 and #03-02 of Block 28 Ayer Rajah Crescent, Singapore 139959.

10.64(9)	Tenancy Agreement over units #05-01, #05-02, #05-03 and #05-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.65(9)	Tenancy Agreement over units #03-05, #03-06, #03-07 and #03-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.69(9)	Lease Agreement with Downtown Properties, LLC dated as of April 10, 2000, as amended.

10.70(9)	Lease Agreement with Comfort Development Limited dated November 10, 2000.

Exhibit Number	Description of Document

10.71(9)	Lease Agreement with PacEast Telecom Corporation dated June 15, 2000, as amended.

10.72(9)	Lease Agreement Lend Lease Real Estate Investments Limited dated October 20, 2000.

10.73(9)	Lease Agreement with AIPA Properties, LLC dated November 1, 1999, as amended.

10.74(9)	Third Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 30, 2002.

10.75(9)	Registration Rights Agreement by and among Equinix and the Initial Purchasers, dated as of December 31, 2002.

10.83(11)

Securities Purchase and Admission Agreement, dated April 29, 2003, among Equinix, certain of Equinix’s subsidiaries, i-STT Investments Pte Ltd, STT Communications Ltd and affiliates of Crosslink Capital.

10.84(12)	Sublease by and between Electronics for Imaging as Landlord and Equinix Operating Co., Inc. as Tenant dated February 12, 2003.

10.92(14)	Renewal of Tenancy Agreements over units #06-01, #06-05/08, #05-05/08, #03-05/08 & #05-01/04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.94(15)	Fourth Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of November 21, 2003.

10.95(15)+	Sublease Agreement between Sprint Communications Company, L.P. and Equinix Operating Co., Inc. dated as of October 24, 2003.

10.96(15)	Tenancy Agreement over units #03-01, #03-02, #03-03, #03-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.97(15)	Second Amendment to Lease Agreement with JMA Robinson Redevelopment, LLC, as successor in interest to Carrier Central L.A., Inc., dated as of November 30, 2003.

10.99(16)	Indenture among Equinix, Inc. and U.S. Bank National Association as Trustee dated February 11, 2004.

10.101(16)	First Amendment to Lease Agreement between Lakeside Purchaser L.L.C. as successor in interest to Carlyle-Core Chicago, LLC and Equinix Operating Co., Inc. dated as of July 15, 2003.

10.102(17)	Supplemental Lease Agreement with Comfort Development Limited dated May 18, 2004.

10.103(18)+	Lease Agreement dated as of April 21, 2004 between Eden Ventures LLC and Equinix, Inc.

10.104(18)	Lease Amendment Agreement dated June 17, 2004 between Equinix Japan KK and Mitsubishi Electric Information Network Corporation.

10.105(18)	Equinix, Inc. 2004 International Employee Stock Purchase Plan effective as of June 3, 2004.

10.106(18)	Equinix, Inc. Employee Stock Purchase Plan effective as of June 3, 2004.

10.107(19)	First Amendment to Sublease Agreement dated as of June 21, 2004 between Equinix Operating Co. Inc. and Sprint Communications Company L.P.

10.109(19)+

Assignment and Assumption of Lease and First Amendment to Lease dated as of December 6, 2004, between Equinix Operating Company, Inc., Abovenet Communications, Inc., and Brokaw Interests; and Lease dated December 29, 1999 between Abovenet Communications, Inc., and Brokaw Interests.

10.111(19)	Sublease dated January 1, 2005 between Equinix, Inc, and At Last Sportswear, Inc./ Sharp Eye, Inc.

10.113(19)	First Amendment to Lease dated as of January 18, 2005 between Eden Ventures LLC and Equinix, Inc.

Exhibit Number	Description of Document

10.115	Form of Restricted Stock Agreement for the Company’s executive officers under the Company’s 2000 Equity Incentive Plan.

10.117(20)	Lease Agreement dated June 9, 2005 between Equinix Operating Co., Inc. and Mission West Properties L.P. and associated Guarantee of Equinix, Inc.

10.118(20)+	Agreement of Sublease dated as of July 13, 2005 between Equinix Operating Co., Inc. and Verio Inc.

10.119(21)+	Amended Loan and Security Agreement dated September 16, 2005 between Equinix, Inc. and Silicon Valley Bank

10.121(21)	Sale Agreement dated October 3, 2005 between Trizec Realty, LLC and Equinix, Inc. and associated Assignment and Assumption Agreement between Equinix, Inc. and Equinix RP II LLC.

10.122(22)	Letter Agreement dated October 6, 2005 among Equinix, Inc., STT Communications Ltd. and i-STT Investments Pte. Ltd.

10.123	Purchase and Sale Agreement dated October 24, 2005 between Equinix RP, Inc. and iStar Financial Inc.

10.124(23)	Transition and Severance Agreement between Equinix, Inc. and Philip Koen dated November 7, 2005.

10.125

Assignment by Equinix, Inc. and Assumption by Equinix Operating Co., Inc. of Lease and License and Landlord Consent dated January 1, 2006 regarding the leased premises located at 600 W. 7th Street, Los Angeles, California.

10.126	Lease Agreement dated December 21, 2005 between Equinix Operating Co., Inc. and iStar El Segundo, LLC and associated Guaranty of Equinix, Inc.

10.127+	Loan and Security Agreement and Note between Equinix RP II, LLC and SFT I, Inc. dated December 21, 2005 and associated guaranty of Equinix, Inc.

10.128	Lease Agreement dated as of December 21, 2005 between Equinix RP II, LLC and Equinix, Inc.

10.129	Fifth Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc. dated January 1, 2006 and associated Guaranty of Equinix, Inc.

10.130	Assignment by Equinix, Inc. and Assumption by Equinix Operating Co., Inc. of Lease dated December 22, 2005 regarding the leased premises located at 44470 Chilum Place, Ashburn, Virginia.

10.131	2006 Incentive Plan.

21.1(21)	Subsidiaries of Equinix.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-93749).
(2)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement in Form S-1 (Commission File No. 333-39752).

(3)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(4)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(5)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(6)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(7)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(8)	Incorporated herein by reference to Annex A of Equinix’s Definitive Proxy Statement filed with the Commission December 12, 2002.
(9)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(10)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002.
(11)	Incorporated herein by reference to exhibit 10.1 in the Registrant’s filing on Form 8-K on May 1, 2003.
(12)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(13)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(14)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(15)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(16)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(17)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement in Form S-3 (Commission File No. 333-116322).
(18)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(19)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(20)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(21)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(22)	Incorporated herein by reference to Exhibit 99.1 in the Registrant’s Current Report on Form 8-K filed on October 6, 2005.
(23)	Incorporated herein by reference to Exhibit 99.1 in the Registrant’s Current Report on Form 8-K filed on November 8, 2005.
+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

(b)    Exhibits.

See (a)(3) above.

(c)    Financial Statement Schedule.

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUINIX, INC. (Registrant)

March 16, 2006	By	/s/ PETER F. VAN CAMP
Peter F. Van Camp
Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter F. Van Camp or Keith D. Taylor, or either of them, each with the power of substitution, their attorney-in-fact, to sign any amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER F. VAN CAMP Peter F. Van Camp	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/s/ KEITH D. TAYLOR Keith D. Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ STEVEN T. CLONTZ Steven T. Clontz	Director	March 16, 2006

/s/ STEVEN POY ENG Steven Poy Eng	Director	March 16, 2006

/s/ GARY HROMADKO Gary Hromadko	Director	March 16, 2006

/s/ SCOTT KRIENS Scott Kriens	Director	March 16, 2006

/s/ LOUIS J. LAVIGNE, JR. Louis J. Lavigne, Jr.	Director	March 16, 2006

/s/ MICHELANGELO A. VOLPI Michelangelo A. Volpi	Director	March 16, 2006

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1(8)

Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.

3.1(10)	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.

3.2(10)	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.

3.3(9)	Bylaws of the Registrant.

3.4(13)	Certificate of Amendment of the Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.10(9)	Registration Rights Agreement (See Exhibit 10.75).

4.11	Indenture (see Exhibit 10.99).

10.2(1)	Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).

10.5(1)	Form of Indemnification Agreement between the Registrant and each of its officers and directors.

10.9(1)+	Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.

10.10(1)+	Lease Agreement with Market Halsey Urban Renewal, LLC, dated as of May 3, 1999.

10.11(1)+	Lease Agreement with Laing Beaumeade, dated as of November 18, 1998 and subsequently assigned to Equinix Operating Co., Inc.

10.12(1)+	Lease Agreement with Rose Ventures II, Inc., dated June 10, 1999.

10.13(1)+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 8, 1999.

10.14(1)+	First Amendment to Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of September 9, 1999 and subsequently assigned to Equinix Operating Co., Inc.

10.15(1)+	Lease Agreement with Nexcomm Asset Acquisition I, L.P., dated as of January 21, 2000.

10.16(1)+	Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of December 15, 1999 and subsequently assigned to Equinix Operating Co., Inc.

10.23(1)	Purchase Agreement between International Business Machines Corporation and Equinix, Inc. dated May 23, 2000.

10.24(2)	2000 Equity Incentive Plan.

10.25(2)	2000 Director Option Plan.

10.27(2)	Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000.

10.28(3)+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of July 1, 2000 and subsequently assigned to Equinix Operating Co., Inc.

10.29(3)+	Second Amendment to Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of May 1, 2000 and subsequently assigned to Equinix Operating Co., Inc.

10.30(3)+	Letter Amendment to Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 24, 2000.

10.31(3)+	Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24, 2000.

Exhibit Number	Description of Document

10.42(4)+	First Amendment to Deed of Lease with TrizecHahn Beaumeade Technology Center LLC, dated as of March 22, 2001 and subsequently assigned to Equinix Operating Co., Inc.

10.43(4)+	First Lease Amendment Agreement with Market Halsey Urban Renewal, LLC, dated as of May 23, 2001.

10.44(4)+	First Amendment to Lease with Nexcomm Asset Acquisition I, L.P., dated as of April 18, 2000.

10.45(4)+	Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of December 18, 2000.

10.46(5)	First Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated September 26, 2001.

10.48(5)	2001 Supplemental Stock Plan.

10.53(6)	Second Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated May 20, 2002.

10.54(6)+	Amended and Restated Master Service Agreement by and between International Business Machines Corporation and Equinix, Inc., dated as of May 1, 2002.

10.56(7)+	Second Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of October 1, 2002.

10.58(7)	Form of Severance Agreement entered into by the Company and each of the Company’s executive officers.

10.61(9)	Tenancy Agreement over units #06-01, #06-05, #06-06, #06-07 and #06-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.62(9)	Tenancy Agreement over units #05-05, #05-06, #05-07 and #05-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.63(9)	Tenancy Agreement over units #03-01 and #03-02 of Block 28 Ayer Rajah Crescent, Singapore 139959.

10.64(9)	Tenancy Agreement over units #05-01, #05-02, #05-03 and #05-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.65(9)	Tenancy Agreement over units #03-05, #03-06, #03-07 and #03-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.69(9)	Lease Agreement with Downtown Properties, LLC dated as of April 10, 2000, as amended.

10.70(9)	Lease Agreement with Comfort Development Limited dated November 10, 2000.

10.71(9)	Lease Agreement with PacEast Telecom Corporation dated June 15, 2000, as amended.

10.72(9)	Lease Agreement Lend Lease Real Estate Investments Limited dated October 20, 2000.

10.73(9)	Lease Agreement with AIPA Properties, LLC dated November 1, 1999, as amended.

10.74(9)	Third Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 30, 2002.

10.75(9)	Registration Rights Agreement by and among Equinix and the Initial Purchasers, dated as of December 31, 2002.

10.83(11)

Securities Purchase and Admission Agreement, dated April 29, 2003, among Equinix, certain of Equinix’s subsidiaries, i-STT Investments Pte Ltd, STT Communications Ltd and affiliates of Crosslink Capital.

10.84(12)	Sublease by and between Electronics for Imaging as Landlord and Equinix Operating Co., Inc. as Tenant dated February 12, 2003.

Exhibit Number	Description of Document

10.92(14)	Renewal of Tenancy Agreements over units #06-01, #06-05/08, #05-05/08, #03-05/08 & #05-01/04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.94(15)	Fourth Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of November 21, 2003.

10.95(15)+	Sublease Agreement between Sprint Communications Company, L.P. and Equinix Operating Co., Inc. dated as of October 24, 2003.

10.96(15)	Tenancy Agreement over units #03-01, #03-02, #03-03, #03-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.

10.97(15)	Second Amendment to Lease Agreement with JMA Robinson Redevelopment, LLC, as successor in interest to Carrier Central L.A., Inc., dated as of November 30, 2003.

10.99(16)	Indenture among Equinix, Inc. and U.S. Bank National Association as Trustee dated February 11, 2004.

10.101(16)	First Amendment to Lease Agreement between Lakeside Purchaser L.L.C. as successor in interest to Carlyle-Core Chicago, LLC and Equinix Operating Co., Inc. dated as of July 15, 2003.

10.102(17)	Supplemental Lease Agreement with Comfort Development Limited dated May 18, 2004.

10.103(18)+	Lease Agreement dated as of April 21, 2004 between Eden Ventures LLC and Equinix, Inc.

10.104(18)	Lease Amendment Agreement dated June 17, 2004 between Equinix Japan KK and Mitsubishi Electric Information Network Corporation.

10.105(18)	Equinix, Inc. 2004 International Employee Stock Purchase Plan effective as of June 3, 2004.

10.106(18)	Equinix, Inc. Employee Stock Purchase Plan effective as of June 3, 2004.

10.107(19)	First Amendment to Sublease Agreement dated as of June 21, 2004 between Equinix Operating Co. Inc. and Sprint Communications Company L.P.

10.109(19)+

Assignment and Assumption of Lease and First Amendment to Lease dated as of December 6, 2004, between Equinix Operating Company, Inc., Abovenet Communications, Inc., and Brokaw Interests; and Lease dated December 29, 1999 between Abovenet Communications, Inc., and Brokaw Interests.

10.111(19)	Sublease dated January 1, 2005 between Equinix, Inc, and At Last Sportswear, Inc./ Sharp Eye, Inc.

10.113(19)	First Amendment to Lease dated as of January 18, 2005 between Eden Ventures LLC and Equinix, Inc.

10.115	Form of Restricted Stock Agreement for the Company’s executive officers under the Company’s 2000 Equity Incentive Plan.

10.117(20)	Lease Agreement dated June 9, 2005 between Equinix Operating Co., Inc. and Mission West Properties L.P. and associated Guarantee of Equinix, Inc.

10.118(20)+	Agreement of Sublease dated as of July 13, 2005 between Equinix Operating Co., Inc. and Verio Inc.

10.119(21)+	Amended Loan and Security Agreement dated September 16, 2005 between Equinix, Inc. and Silicon Valley Bank

10.121(21)	Sale Agreement dated October 3, 2005 between Trizec Realty, LLC and Equinix, Inc. and associated Assignment and Assumption Agreement between Equinix, Inc. and Equinix RP II LLC.

10.122(22)	Letter Agreement dated October 6, 2005 among Equinix, Inc., STT Communications Ltd. and i-STT Investments Pte. Ltd.

Exhibit Number	Description of Document

10.123	Purchase and Sale Agreement dated October 24, 2005 between Equinix RP, Inc. and iStar Financial Inc.

10.124(23)	Transition and Severance Agreement between Equinix, Inc. and Philip Koen dated November 7, 2005.

10.125

Assignment by Equinix, Inc. and Assumption by Equinix Operating Co., Inc. of Lease and License and Landlord Consent dated January 1, 2006 regarding the leased premises located at 600 W. 7th Street, Los Angeles, California.

10.126	Lease Agreement dated December 21, 2005 between Equinix Operating Co., Inc. and iStar El Segundo, LLC and associated Guaranty of Equinix, Inc.

10.127+	Loan and Security Agreement and Note between Equinix RP II, LLC and SFT I, Inc. dated December 21, 2005 and associated guaranty of Equinix, Inc.

10.128	Lease Agreement dated as of December 21, 2005 between Equinix RP II, LLC and Equinix, Inc.

10.129	Fifth Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc. dated January 1, 2006 and associated Guaranty of Equinix, Inc.

10.130	Assignment by Equinix, Inc. and Assumption by Equinix Operating Co., Inc. of Lease dated December 22, 2005 regarding the leased premises located at 44470 Chilum Place, Ashburn, Virginia.

10.131	2006 Incentive Plan.

21.1(21)	Subsidiaries of Equinix.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-93749).
(2)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement in Form S-1 (Commission File No. 333-39752).
(3)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(4)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(5)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(6)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(7)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(8)	Incorporated herein by reference to Annex A of Equinix’s Definitive Proxy Statement filed with the Commission December 12, 2002.
(9)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(10)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002.

(11)	Incorporated herein by reference to exhibit 10.1 in the Registrant’s filing on Form 8-K on May 1, 2003.
(12)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(13)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(14)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(15)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(16)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(17)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement in Form S-3 (Commission File No. 333-116322).
(18)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(19)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(20)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(21)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(22)	Incorporated herein by reference to Exhibit 99.1 in the Registrant’s Current Report on Form 8-K filed on October 6, 2005.
(23)	Incorporated herein by reference to Exhibit 99.1 in the Registrant’s Current Report on Form 8-K filed on November 8, 2005.
+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Equinix, Inc.:

We have completed integrated audits of Equinix, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Equinix, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

San Jose, California

March 15, 2006

EQUINIX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$119,267	$25,938
Short-term investments	52,105	64,499
Accounts receivable, net of allowance for doubtful accounts of $145 and $337	17,237	11,919
Prepaids and other current assets	3,103	4,726

Total current assets	191,712	107,082
Long-term investments	17,483	17,655
Property and equipment, net	438,790	343,361
Goodwill	21,654	22,018
Debt issuance costs, net	3,075	3,164
Other assets	8,283	8,518

Total assets	$680,997	$501,798

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$22,557	$19,822
Accrued property and equipment	15,783	2,912
Borrowings from credit line	30,000	—
Current portion of accrued restructuring charges	12,400	1,952
Current portion of capital lease and other financing obligations	1,552	675
Current portion of mortgage payable	1,159	—
Other current liabilities	7,972	6,877

Total current liabilities	91,423	32,238
Accrued restructuring charges, less current portion	37,431	12,798
Capital lease and other financing obligations, less current portion	94,653	34,529
Mortgage payable, less current portion	58,841	—
Convertible secured notes	—	35,824
Convertible subordinated debentures	86,250	86,250
Deferred rent and other liabilities	23,726	26,453

Total liabilities	392,324	228,092

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 100,000,000 shares authorized in 2005 and 2004; zero and 1,868,667 shares issued and outstanding in 2005 and 2004; liquidation value of zero and $18,298 as of December 31, 2005 and 2004	—	2
Common stock, $0.001 par value per share; 300,000,000 shares authorized in 2005 and 2004; 27,444,566 and 18,999,468 shares issued and outstanding in 2005 and 2004	27	19
Additional paid-in capital	839,497	776,123
Deferred stock-based compensation	(4,930)	(260)
Accumulated other comprehensive income	1,126	2,257
Accumulated deficit	(547,047)	(504,435)

Total stockholders’ equity	288,673	273,706

Total liabilities and stockholders’ equity	$680,997	$501,798

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2005	2004	2003
Revenues	$221,057	$163,671	$117,942

Costs and operating expenses:
Cost of revenues	158,354	136,950	128,121
Sales and marketing	20,552	18,604	19,483
General and administrative	45,110	32,494	34,293
Restructuring charges	33,814	17,685	—

Total costs and operating expenses	257,830	205,733	181,897

Loss from operations	(36,773)	(42,062)	(63,955)
Interest income	3,584	1,291	296
Interest expense	(8,880)	(11,496)	(20,512)
Loss on debt extinguishment and conversion	—	(16,211)	—

Net loss before income taxes	(42,069)	(68,478)	(84,171)
Income taxes	(543)	(153)	—

Net loss	$(42,612)	$(68,631)	$(84,171)

Net loss per share:
Basic and diluted	$(1.78)	$(3.87)	$(8.76)

Weighted average shares	23,956	17,719	9,604

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)

For the Three Years Ended December 31, 2005

(in thousands, except share data )

	Preferred stock		Common stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2002	1,868,667	$2	8,448,683	$8	$638,065	$(2,865)	$617	$(351,633)	$284,194
Issuance of common stock upon exercise of common stock options	—	—	383,198	—	1,541	—	—	—	1,541
Issuance of common stock upon exercise of common stock warrants	—	—	536,457	1	10	—	—	—	11
Issuance of common stock under employee stock purchase plan	—	—	191,307	—	569	—	—	—	569
Issuance of common stock from follow-on equity offering	—	—	5,524,780	6	104,437	—	—	—	104,443
Issuance/revaluation of common stock warrants and value of beneficial conversion feature in connection with Crosslink financing	—	—	—	—	10,004	—	—	—	10,004
Deferred stock-based compensation, net of forfeitures	—	—	—	—	1,072	(1,072)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	2,905	—	—	2,905
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(84,171)	(84,171)
Foreign currency translation gain	—	—	—	—	—	—	585	—	585
Unrealized loss on short-term investments	—	—	—	—	—	—	(4)	—	(4)

Net comprehensive income (loss)	—	—	—	—	—	—	581	(84,171)	(83,590)

Balances as of December 31, 2003	1,868,667	2	15,084,425	15	755,698	(1,032)	1,198	(435,804)	320,077
Issuance of common stock upon exercise of common stock options	—	—	1,038,306	1	5,954	—	—	—	5,955
Issuance of common stock upon exercise of common stock warrants	—	—	62,100	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	314,637	—	1,334	—	—	—	1,334
Issuance of common stock upon conversion of convertible secured notes	—	—	2,500,000	3	9,997	—	—	—	10,000
Issuance/revaluation of common stock warrants	—	—	—	—	2,445	—	—	—	2,445
Deferred stock-based compensation, net of forfeitures	—	—	—	—	695	(695)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	1,467	—	—	1,467
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(68,631)	(68,631)
Foreign currency translation gain	—	—	—	—	—	—	1,147	—	1,147
Unrealized loss on investments	—	—	—	—	—	—	(88)	—	(88)

Net comprehensive income (loss)	—	—	—	—	—	—	1,059	(68,631)	(67,572)

Balances as of December 31, 2004	1,868,667	2	18,999,468	19	776,123	(260)	2,257	(504,435)	273,706
Issuance of common stock upon exercise of common stock options	—	—	895,965	1	8,071	—	—	—	8,072
Issuance of stock upon exercise of stock warrants	965,674	1	111,840	—	1,509	—	—	—	1,510
Issuance of common stock under employee stock purchase plans	—	—	218,158	—	3,407	—	—	—	3,407
Issuance of preferred stock upon conversion of convertible secured notes	4,384,794	4	—	—	37,307	—	—	—	37,311
Issuance of common stock upon conversion of preferred stock	(7,219,135)	(7)	7,219,135	7	—	—	—	—	—
Issuance/revaluation of common stock warrants	—	—	—	—	(3)	—	—	—	(3)
Settlement of stock price guarantee	—	—	—	—	98	—	—	—	98
Tax benefit from employee stock plans	—	—	—	—	38	—	—	—	38
Deferred stock-based compensation, net of forfeitures	—	—	—	—	12,947	(12,947)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	8,277	—	—	8,277
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(42,612)	(42,612)
Foreign currency translation loss	—	—	—	—	—	—	(767)	—	(767)
Unrealized loss on investments	—	—	—	—	—	—	(364)	—	(364)

Net comprehensive income (loss)	—	—	—	—	—	—	(1,131)	(42,612)	(43,743)

Balances as of December 31, 2005	—	$—	27,444,566	$27	$839,497	$(4,930)	$1,126	$(547,047)	$288,673

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(42,612)	$(68,631)	$(84,171)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and accretion	64,502	56,281	60,642
Amortization of stock-based compensation	8,277	1,467	2,905
Amortization of intangible assets and non-cash prepaid rent	319	2,243	2,106
Amortization of debt-related issuance costs and discounts	796	2,693	5,574
Non-cash interest on convertible secured notes	879	5,112	4,693
Amortization of deferred rent	1,070	3,449	3,174
Tax benefit from employee stock option plans	38	—	—
Recovery of doubtful accounts	(464)	(50)	—
Loss (gain) on disposal of assets	(1)	36	186
Loss on debt extinguishment and conversion	—	16,211	—
Restructuring charges	33,814	17,685	—
Changes in operating assets and liabilities:
Accounts receivable	(4,854)	(1,691)	(662)
Prepaids and other current assets	1,623	(1,458)	6,885
Other assets	1,622	(2,556)	379
Accounts payable and accrued expenses	3,755	3,086	(6,567)
Accrued restructuring charges	(3,066)	(761)	(11,350)
Other current liabilities	2,370	3,759	(497)
Other liabilities	(473)	37	(563)

Net cash provided by (used in) operating activities	67,595	36,912	(17,266)

Cash flows from investing activities:
Purchases of short-term and long-term investments	(107,932)	(220,769)	(46,098)
Maturities of short-term investments	106,773	177,608	—
Sales of short-term investments	13,360	7,021	—
Purchase of Los Angeles IBX property	(34,748)	—	—
Purchase of Ashburn campus property	(53,759)	—	—
Purchases of other property and equipment	(45,412)	(22,934)	(7,750)
Accrued property and equipment	12,871	458	2,454
Proceeds from sale of other property and equipment	125	—	—
Purchase of restricted cash and short-term investments	—	—	(50)
Sale of restricted cash and short-term investments	—	1,751	2,265

Net cash used in investing activities	(108,722)	(56,865)	(49,179)

Cash flows from financing activities:
Proceeds from issuance of stock	12,989	7,289	106,564
Proceeds from mortgage payable	60,000	—	—
Proceeds from Los Angeles IBX financing	38,142	—	—
Proceeds from borrowings under credit line	30,000	—	—
Proceeds from convertible subordinated debentures	—	86,250	—
Proceeds from convertible secured notes	—	—	10,000
Repayment of capital lease and other financing obligations	(5,523)	(3,632)	(6,074)
Repayment of credit facility	—	(34,281)	(57,229)
Repayment of senior notes	—	(30,475)	—
Debt extinguishment costs	—	(2,505)	—
Debt issuance costs	(997)	(3,407)	(973)

Net cash provided by financing activities	134,611	19,239	52,288

Effect of foreign currency exchange rates on cash and cash equivalents	(155)	(217)	(190)
Net increase (decrease) in cash and cash equivalents	93,329	(931)	(14,347)
Cash and cash equivalents at beginning of year	25,938	26,869	41,216

Cash and cash equivalents at end of year	$119,267	$25,938	$26,869

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,133	$3,181	$13,548

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Equinix, Inc. (“Equinix” or the “Company”) was incorporated in Delaware on June 22, 1998. Equinix is the leading global provider of network-neutral data centers and Internet exchange services for enterprises, content companies, systems integrators and network services providers. Through our Internet Business Exchange (“IBX”) centers in eleven markets in the U.S. and Asia-Pacific, customers can directly interconnect with every major global network and Internet service provider for their critical peering, transit and traffic exchange requirements. These interconnection points facilitate the highest performance and growth of the Internet by serving as neutral and open marketplaces for Internet infrastructure services, allowing customers to expand their businesses while reducing costs.

As of December 31, 2005, the Company had $188,855,000 of cash, cash equivalents and short-term and long-term investments. In addition, as of December 31, 2005, the Company had $13,320,000 of additional liquidity available to it under the Company’s Silicon Valley Bank Credit Line Amendment in the event the Company needs additional cash to pursue attractive strategic opportunities that may become available in the future (see Note 11). While the Company had generated negative operating cash flow in each annual period since inception through 2003, commencing with the quarter ended September 30, 2003 the Company started to generate positive operating cash flow. Since then, the Company has generated cash flow from its operations throughout 2004 and 2005 and expects this trend to continue throughout 2006 and beyond. While the Company expects that its cash flow from operations will continue to grow, due to its recently announced Washington, D.C. Metro Area IBX Expansion Project and Chicago Metro Area IBX Expansion Project (see Note 18), the Company expects its cash flow used in investing activities, primarily as a result of its expected purchases of property and equipment to complete these expansion projects, will also increase and are expected to be greater than the Company’s cash flows generated from operating activities. As a result, although the Company believes it has sufficient cash, coupled with anticipated cash generated from operating activities, to meet its currently identified business objectives for at least the next twelve months, the Company will investigate financing opportunities in connection with the Chicago Metro Area IBX Expansion Project in order to minimize expected cash outlays to pursue this project and in order to continue to meet its cash requirements to fund its other capital expenditures, debt service and corporate overhead requirements (excluding the purchases, sales and maturities of our short-term and long-term investments).

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On December 31, 2002, the Company acquired a Singaporean company, i-STT Pte Ltd (“i-STT”) (the “i-STT Acquisition”), and as a result, acquired a 60% interest in its subsidiary, i-STT Nation Limited, an IBX center operation in Thailand. However, as a result of certain substantive participating rights granted to minority shareholders, i-STT Nation Limited was not considered a controlled subsidiary and accordingly, it was not consolidated. Accordingly, the Company accounted for i-STT Nation Limited as an equity investment using the equity method of accounting. Under the purchase price allocation of i-STT, the Company attributed no value to this investment as i-STT Nation Limited was in the early stages of operations and was not able to generate positive operating cashflow for the foreseeable future. During the year ended December 31, 2003, the Company made the decision to wind-down i-STT Nation Limited, entered into a wind-down agreement and liquidated this subsidiary. The costs of wind-down were accounted for as a purchase price adjustment consistent with EITF 95-3, “Costs to Exit an Activity of an Acquired Company.” As of the date of the i-STT Acquisition, the Company planned to exit the Thailand business. However, because i-STT Nation Limited was not a wholly-owned subsidiary, third-party consents were required for the Company to exit this business and since, as of the date of the i-STT Acquisition, the Company did not have such consents, the Company was unable to estimate the timing for such exit. In early 2003, the Company had several meetings with the third parties whose consent was required to discuss the cost and timing for the Company to exit the business. The Company and the third parties reached an agreement that the Company’s maximum cost to exit this business would not exceed $650,000 and that if certain events happened, including a reduction in i-STT Nation Limited’s operating losses over the first half of 2003, that this amount would be reduced. The exit plan specifically indentified all significant actions to be taken by the Company and the third parties to complete the exit plan. Based on this agreement, and because the Company was uncertain as to whether i-STT Nation Limited would reduce its operating costs, in the first quarter of 2003 the Company recorded the $650,000 liability for the estimated costs of exiting the business as a purchase price adjustment. The identified wind-down activities were completed in the second half of 2003 and the actual costs of wind-down totaled $518,000, which resulted in a further adjustment to the purchase price in the fourth quarter of 2003 to reduce the remaining liability by $132,000.

The Company’s cumulative translation adjustment as of December 31, 2005, 2004 and 2003 was $1,582,000, $2,349,000 and $1,202,000, respectively.

Cash, Cash Equivalents and Short-Term and Long-Term Investments

The Company considers all highly liquid instruments with an original maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of money market mutual funds, commercial paper and certificates of deposit with financial institutions with maturities up to 90 days. Short-term investments generally consist of certificates of deposits and commercial paper with original maturities of between 90 and 360 days and highly liquid debt securities of corporations, municipalities and agencies of the U.S. government and the U.S. government. Long-term investments generally consist of debt securities of corporations, municipalities and agencies of the U.S. government and the U.S. government with maturities at the date of acquisition of greater than 360 days. Short-term and long-term investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income. The cost of securities sold is based on the specific identification method. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades.

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

A significant portion of the Company’s customer base is comprised of businesses throughout the U.S. However, a portion of the Company’s revenues are derived from the Company’s Asia-Pacific operations. For the year ended December 31, 2005 the Company’s revenues were split approximately 87% in the U.S. and 13% in Asia- Pacific. For the year ended December 31, 2004 the Company’s revenues were split approximately 87% in the U.S. and 13% in Asia- Pacific. For the year ended December 31, 2003 the Company’s revenues were split approximately 85% in the U.S. and 15% in Asia-Pacific. For the years ended December 31, 2005, 2004 and 2003, one customer, IBM, accounted for 11%, 13% and 15%, respectively, of revenues for those years. As of December 31, 2005 and 2004, this same customer accounted for 12% of accounts receivable as of both dates. No other single customer accounted for greater than 10% of accounts receivables or revenues for the periods presented.

Property and Equipment

Property and equipment are stated at the Company’s original cost or relative fair value for acquired property and equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally two to five years for non-IBX center equipment and two to thirteen years for IBX center equipment. Leasehold improvements and assets acquired under capital lease are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement, which is generally ten to fifteen years for the leasehold improvements, unless they are considered integral equipment, in which case they are amortized over the lease term. Buildings owned by the Company are depreciated over their estimated useful life of the building, which is generally forty to fifty years. Pursuant to EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”, which the Company adopted in the second quarter of 2005 and which did not have a significant impact, (i) leasehold improvements acquired in a business combination are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition and (ii) leasehold improvements that are placed into service significantly after and not contemplated at or near the beginning of the lease term are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased.

Asset Retirement Costs

SFAS No. 143, “Accounting for Asset Retirement Obligations” and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” establish accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Subsequent to the initial measurement, the Company is accreting the liability in relation to the asset retirement obligations over time and the accretion expense is being recorded as a cost of

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue. The Company’s asset retirement obligations are primarily related to its IBX Centers, of which the majority are leased under long-term arrangements, and, in certain cases, are required to be returned to the landlords in original condition. All of the Company’s IBX center leases have been subject to significant development by the Company in order to convert them from, in most cases, vacant buildings or warehouses into IBX centers. The majority of the Company IBX centers’ initial lease terms expire at various dates ranging from 2010 to 2020 and all of them have renewal options available to the Company.

During the year ended December 31, 2005, the Company recorded additional asset retirement costs related to a new lease totaling $517,000 and recorded a reduction of asset retirement costs in connection with the purchase of the Ashburn Campus (see Note 2) totaling $426,000 as the Company no longer has the obligation to return the property to it original condition now that it owns this property and has no other significant asset retirement obligations in connection with this property. During the year ended December 31, 2004, the Company recorded additional asset retirement costs related to new leases totaling $83,000. In addition, during the fourth quarter of 2004, the Company revised certain of its estimates used in its calculations for asset retirement costs. As a result, the Company recorded an increase to its asset retirement obligations of $1,057,000 and increased the related long-lived assets accordingly, which the Company reflects within leasehold improvements in property and equipment. For the years ended December 31, 2005, 2004 and 2003, the Company recorded accretion expense related to its asset retirement obligations of $504,000, $355,000 and $562,000, respectively.

Goodwill and Other Intangible Assets

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

During the three months ended December 31, 2005, the Company performed its annual test for goodwill impairment as required by SFAS No. 142. Equinix currently operates in one reportable segment, but has determined that it operates in a number of reporting units for the purposes of SFAS No. 142. The Company concluded that goodwill was not impaired as the fair value of its Singapore reporting unit exceeded the carrying value of this reporting unit, including goodwill. The primary methods used to determine the fair values for SFAS No. 142 impairment purposes were the discounted cash flow and market methods. The assumptions supporting the discounted cash flow method, including the discount rate, which was assumed to be 14%, were determined using the Company’s best estimates as of the date of the impairment review.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and other intangible assets, net, consisted of the following as of December 31 (in thousands):

	2005	2004
Goodwill	$21,654	$22,018

Other intangibles:
Intangible asset—customer contracts	4,051	4,114
Intangible asset—tradename	313	318
Intangible asset—workforce	160	160

	4,524	4,592
Accumulated amortization	(4,349)	(4,357)

	175	235

	$21,829	$22,253

The Company’s goodwill is fully attributed to the Company’s Singapore operation and is an asset denominated in Singapore dollars. As a result, it is subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses are a component of other comprehensive income and loss.

Other identifiable intangible assets, comprised of customer contracts, tradename and workforce, are carried at cost, less accumulated amortization, and were acquired as a result of the i-STT Acquisition and the Santa Clara IBX Acquisition (see Note 2). The Company amortizes these other identifiable intangibles on a straight-line basis over their estimated useful lives, which are two years for customer contracts acquired in the i-STT Acquisition and five years for customer contracts acquired in the Santa Clara IBX Acquisition and one year for both tradename and workforce. Other intangible assets, net, are included in other assets on the accompanying balances sheets as of December 31, 2005 and 2004.

For the years ended December 31, 2005, 2004 and 2003, the Company recorded $60,000, $2,049,000 and $2,106,000, respectively, of amortization expense associated with its other intangible assets. The Company’s remaining intangible asset is expected to be fully amortized by 2008. The Company expects to record amortization expense through 2008 as follows (in thousands):

Year ending:
2006	$60
2007	60
2008	55

Total	$175

Fair Value of Financial Instruments

The carrying value amounts of the Company’s financial instruments, which include cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, accrued expenses and long-term obligations, including the Mortgage Payable (see Note 5), approximate their fair value due to either the short-term maturity or the prevailing interest rates of the related instruments. The fair value of the Company’s Convertible Subordinated Debentures, which were issued in February 2004, are based on quoted market prices (see Note 9). The estimated fair value of the Convertible Subordinated Debentures was approximately $98.9 million and $106.2 million, respectively, as of December 31, 2005 and 2004.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the quarters ended December 31, 2005 and 2004, the Company wrote-down the value of some property and equipment, primarily leasehold improvements, located in excess lease spaces that the Company exited from or intends to exit from and that do not currently provide any ongoing benefit (see Note 17).

In light of a number of factors, including the continued difficulty in the economy and the Company’s significant losses to date, an impairment assessment was undertaken of the Company’s IBX centers as of December 31, 2002. This assessment involved an assessment of the future net cash flows generated by each IBX center over their respectful useful lives and comparing this against the carrying value of that IBX center. The revenue and cost assumptions used in this analysis were based on numerous factors, including the current revenue and cost performance of each IBX hub, historical growth rates, the remaining space to fill each IBX center to full capacity relative to the market demand in each of the individual geographic markets of each IBX hub, expected inflation rates and any other available economic indicators and factors that the Company believed were relevant. This analysis showed that the total of the undiscounted future cash flows was greater than the carrying amount of the assets, and accordingly, no impairment was deemed to have occurred. Significant judgments and assumptions were required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, customer growth and the timing of overall market growth and the Company’s percentage of that market. The Company has reviewed this analysis annually as of December 31, 2003, 2004 and 2005 and updated it appropriately to add new IBX centers that the Company has acquired (see Note 2) and noted that the Company had generally performed better in all significant aspects compared to the projections used in the prior year and that no impairment indicators or triggering events were present. As a result, no further impairment analysis was performed; however, if future results do not match these estimates, revised future forecasts could result in a material adverse effect on the assessment of the Company’s long-lived assets, thereby requiring the Company to write down the assets.

Revenue Recognition

Equinix derives more than 90% of its revenues from recurring revenue streams, consisting primarily of (1) colocation services, such as from the licensing of cabinet space and power; (2) interconnection services, such as cross connects and Equinix Exchange ports; (3) managed infrastructure services, such as Equinix Direct, bandwidth, mail service and managed platform solutions and (4) other services consisting of rent from non-IBX space. The remainder of the Company’s revenues are from non-recurring revenue streams, such as from the recognized portion of deferred installation revenues, professional services, contract settlements and equipment sales. Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to three years for IBX space customers. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the longer of the term of the related contract or expected customer relationship. Professional service fees are recognized in the period in which the services were provided and represent the culmination of the earnings process as long as they meet the criteria for separate recognition under EITF Abstract No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue from bandwidth and equipment is recognized on a gross basis in accordance with EITF Abstract No. 99-19, “Recording Revenue as a Principal versus Net as an Agent”, primarily because the Company

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acts as the principal in the transaction, takes title to products and services and bears inventory and credit risk. To the extent the Company does not meet the criteria for gross basis accounting for bandwidth and equipment revenue, the Company records the revenue on a net basis. Revenue from contract settlements is generally recognized on a cash basis when no remaining performance obligations exist to the extent that the revenue has not previously been recognized.

The Company occasionally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have generally not been significant; however, during the year ended December 31, 2005, the Company recorded a total of $457,000 in service level credits to various customers primarily in connection with two separate power outages that affected the Company’s Chicago and Washington, D.C. metro area IBX centers.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company accounted for its stock-based compensation plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” through December 31, 2005. As permitted under SFAS No. 123, the Company used the intrinsic value-based method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its employee stock-based compensation plans through December 31, 2005. Under APB Opinion No. 25, compensation expense was based on the difference, if any, on the date of grant, between the fair value of the Company’s shares and the exercise price of the option. Unearned deferred compensation resulting from employee option grants and restricted shares was amortized on an accelerated basis over the vesting period of the individual options, in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FASB Interpretation No. 28”).

Primarily as a result of employee stock options being granted at exercise prices below fair market value prior to the Company’s initial public offering (“IPO”) in August 2000, the Company recorded a deferred stock-based compensation charge on its balance sheet of $54,537,000 in 2000, which was amortized over the four-year vesting life of these individual stock options net of the reversal of any previously recorded accelerated stock-based compensation expense due to the forfeitures of those stock options prior to vesting. The amortization of the deferred stock-based compensation related to these pre-IPO stock options ended in August 2004. In addition, in September 2003, the Compensation Committee of the Board of Directors awarded a stock option grant to the Company’s chief executive officer at a 15% discount to the then fair market value of the Company’s common stock on the date of grant and, as a result, recorded a $1,093,000 deferred stock-based compensation charge, which is amortized over the three-year vesting period of this grant. As of December 31, 2005, there was a total of $43,000 of deferred stock-based compensation remaining to be amortized, primarily for this grant to the Company’s chief executive officer. The Company expects stock-based compensation expense related to this specific option grant to impact its results of operations through 2006. For further information on stock-based compensation, refer to “Stock-Based Compensation” in Note 12.

In February 2005, the Compensation Committee of the Board of Directors approved the issuance of 320,500 shares of restricted shares of common stock to executive officers pursuant to the 2000 Equity Incentive Plan. The restricted shares are subject to four-year vesting, and will only vest if the stock appreciates to certain pre-determined levels. These restricted shares are a compensatory plan under the provisions of APB Opinion No. 25 and are accounted for as variable awards. As a result, compensation cost will be adjusted for changes in the market price of the Company’s common stock until the restricted shares become vested. On the date of grant of the restricted shares in February 2005, the Company recorded a $14,387,000 deferred stock-based compensation charge. For the year ended December 31, 2005, the Company recognized a reduction in deferred stock-based compensation of $3,310,000 as a result of a declining stock price and forfeitures and recorded $6,428,000 of stock-based compensation expense related to these restricted shares for the year ended December 31, 2005. As of December 31, 2005, there was a total of $4,649,000 of deferred stock-based compensation remaining to be amortized related to these restricted shares. The Company expects stock-based compensation expense related to these restricted shares to impact its results of operations through 2008.

The following table presents, by operating expense, the Company’s amortization of stock-based compensation expense (in thousands):

	2005	2004	2003
Cost of revenues	$—	$35	$59
Sales and marketing	1,561	60	294
General and administrative	6,716	1,372	2,552

	$8,277	$1,467	$2,905

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of SFAS No. 123.” The following table presents what the net loss and net loss per share would have been had the Company adopted SFAS No. 123 (in thousands, except per share data):

	2005	2004	2003
Net loss as reported	$(42,612)	$(68,631)	$(84,171)
Employee stock-based compensation expense included in net loss	8,112	1,459	2,818
Stock-based compensation expense if SFAS No.123 had been adopted	(32,529)	(20,756)	(10,238)

Pro forma net loss	$(67,029)	$(87,928)	$(91,591)

Basic and diluted net loss per share:
As reported	$(1.78)	$(3.87)	$(8.76)
Pro forma	(2.80)	(4.96)	(9.54)

The Company’s fair value calculations for employee grants were made using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2005	2004	2003
Dividend yield	0%	0%	0%
Expected volatility	78%	98%	110%
Risk-free interest rate	4.00%	2.58%	2.24%
Expected life (in years)	3.9	3.5	3.5

The weighted-average fair value of stock options per share on the date of grant was $24.61, $19.48 and $3.91 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company’s fair value calculations for employee’s stock purchase rights under the Purchase Plan (see Note 12) were made using the Black-Scholes option pricing model with weighted average assumptions consistent with those used for employee grants as indicated above; however, the assumption for expected life (in years) used for the Purchase Plan was approximately 1.25 years for each of the periods presented.

Commencing with the first quarter of 2006, the Company will adopt SFAS No. 123(R), “Share-Based Payment,” and related pronouncements, which are expected to have a significant impact to the Company (see “Recent Accounting Pronouncements” below).

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share;” SEC Staff Accounting Bulletin (“SAB”) No. 98; EITF Issue 03-6, “Participating Securities and the Two-Class Method Under FASB 128” and EITF Issue 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” Under the provisions of SFAS No. 128, SAB No. 98 and EITF Issues 03-6 and 04-8, basic and diluted net loss per share are computed using the weighted-average number of common shares outstanding. Options, warrants and contingently convertible instruments were not included in the computation of diluted net loss per share. Under EITF Issue 03-6, the Company’s preferred stock qualified as a participating security, but was not included in the Company’s basic and diluted net loss per share calculations as the holder of preferred stock did not have a contractual obligation to share in the Company’s losses. In addition, under EITF 04-8, the Company’s Convertible Subordinated Debentures qualify as contingently convertible instruments; however, they were not included in the Company’s diluted net loss per share calculations because to do so would be anti-dilutive for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31 (in thousands, except per share amounts):

	2005	2004	2003
Numerator:
Net loss	$(42,612)	$(68,631)	$(84,171)

Denominator:
Weighted average shares	23,956	17,719	9,606
Weighted average unvested shares subject to repurchase	—	—	(2)

Total weighted average shares	23,956	17,719	9,604

Net loss per share:
Basic and diluted	$(1.78)	$(3.87)	$(8.76)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for December 31:

	2005	2004	2003
Series A preferred stock	—	1,868,667	1,868,667
Series A preferred stock warrant	—	965,674	965,674
Shares reserved for conversion of convertible secured notes	—	4,191,193	6,160,765
Shares reserved for conversion of convertible subordinated debentures	2,183,548	2,183,548	—
Common stock warrants	10,688	290,110	245,835
Common stock related to stock-based compensation plans	4,442,977	3,801,794	3,407,938
Common stock subject to repurchase	—	—	150

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives and Hedging Activities

The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. As of December 31, 2005, the Company had not entered into any hedging activities; however, the Convertible Subordinated Debentures that were issued in February 2004 contain one remaining embedded derivative, which had a zero fair value as of December 31, 2005 (see Note 9).

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation, such as employee stock purchase plans and restricted stock awards. In addition, SFAS No. 123(R) supercedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Under the provisions of SFAS No. 123(R), stock-based compensation awards must meet certain criteria in order for the award to qualify for equity classification. An award that does not meet those criteria will be classified as a liability and be remeasured each period. SFAS No. 123(R) retains the requirements on accounting for the income tax effects of stock-based compensation contained in SFAS No. 123; however, it changes how excess tax benefits will be presented in the statement of cash flows from operating to financing activities. In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which offers guidance on SFAS No. 123(R). SAB No. 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. Key topics of SAB No. 107 include discussion on the valuation models available to preparers and guidance on key assumptions used in these valuation models, such as expected volatility and expected term, as well as guidance on accounting for the income tax effects of SFAS No. 123(R) and disclosure considerations, among other topics. SFAS No. 123(R) and SAB No. 107 were effective for reporting periods beginning after June 15, 2005; however in April 2005, the SEC approved a new rule that SFAS No. 123(R) and SAB No. 107 are now effective for public companies for annual, rather than interim, periods beginning after June 15, 2005. As a result, the first quarter of 2006 will be the first period in which the Company will report stock-based compensation under the provisions of SFAS No. 123(R) and SAB No. 107. The Company is currently considering the financial accounting, income tax and internal control implications of SFAS No. 123(R), including related FASB Staff Positions issued during 2005 and 2006, and SAB No. 107. The adoption of SFAS No. 123(R), including related FASB Staff Positions issued during 2005 and 2006, and SAB No. 107 are expected to have a significant impact on the Company’s financial position and results of operations. Under SFAS No. 123(R), the Company has selected the modified prospective application method and, as a result, will not restate any prior financial statements. In addition, the Company has selected to use the Black-Scholes option-pricing model to estimate fair value for both stock options and its employee stock purchase plan and a Monte Carlo simulation to estimate fair value for new restricted stock awards issued after January 1, 2006 that contain both a service period and market price condition. Furthermore, the Company has decided to switch to the straight-line method of amortizing stock-based compensation over the vesting period of individual equity awards issued after January 1, 2006 in conjunction with its adoption of SFAS No. 123(R), which is allowed as a one-time election at the time of adoption. Partially as a result SFAS No. 123(R), the Company has elected to reduce the contractual life of all new stock option grants, commencing with grants in the fourth quarter of 2005, from ten years to seven years.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets contained in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. As the provisions of SFAS No. 153 are to be applied prospectively, the adoption of SFAS No. 153 will not have an impact on the Company’s historical financial statements; however, the Company will assess the impact of the adoption of this pronouncement on any future nonmonetary transactions that it enters into, if any.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies that the term, conditional retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 further clarifies that the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement and provides guidance on how an entity might reasonably estimate the fair value of such a conditional asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN No. 47 has not had a significant impact on the Company’s financial position, results of operations and cash flows.

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

In September 2005, the FASB approved EITF Issue 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues” (“EITF 05-7”). EITF 05-7 addresses that the change in the fair value of an embedded conversion option upon modification should be included in the analysis under EITF Issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” to determine whether a modification or extinguishment has occurred and that changes to the fair value of a conversion option affects the interest expense on the associated debt instrument following a modification. Therefore, the change in fair value of the conversion option should be recognized upon the modification as a discount or premium associated with the debt, and an increase or decrease in additional paid-in capital. EITF 05-7 is effective for all debt modifications in annual or interim periods beginning after December 15, 2005. The adoption of EITF 05-7 will not have a significant impact on the Company’s financial position and results of operations.

In September 2005, the FASB approved EITF Issue 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EITF 05-8”). EITF 05-8 addresses that (i) the

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognition of a beneficial conversion feature creates a difference between the book basis and tax basis (“basis difference”) of a convertible debt instrument, (ii) that basis difference is a temporary difference for which a deferred tax liability should be recorded and (iii) the effect of recognizing the deferred tax liability should be charged to equity in accordance with SFAS No. 109. EITF 05-8 is effective for financial statements for periods beginning after December 15, 2005, and must be adopted through retrospective application to all periods presented. As a result, EITF 05-8 applies to debt instruments that were converted or extinguished in prior periods as well as to those currently outstanding. The adoption of EITF 05-8 will not have a significant impact on the Company’s financial position, results of operations and cash flows.

In October 2005, the FASB issued FASB Staff Position No. SFAS 13-1 (“FSP SFAS 13-1”), which addresses the accounting for rental costs associated with building and ground operating leases that are incurred during a construction period. The FASB decided that such rental costs incurred during a construction period shall be recognized as rental expense. A lessee should cease capitalizing rental costs as of the effective date of FSP SFAS 13-1. The guidance in FSP SFAS 13-1 shall be applied to the first reporting period beginning after December 15, 2005. Early adoption is permitted for financial statements or interim financial statements that have not yet been issued. A lessee shall cease capitalizing rental costs as of the effective date of FSP SFAS 13-1 for operating lease arrangements entered into prior to the effective date of FSP SFAS 13-1. The adoption of FSP SFAS 13-1 will not have a significant impact on the Company’s financial position, results of operations or cash flows as the Company’s accounting policy for such rental costs has always been to expense such costs.

In November 2005, the FASB issued FASB Staff Position No. SFAS 115-1 and SFAS 124-1 (“FSP SFAS 115-1 and 124-1”), which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP SFAS 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP SFAS 115-1 and 124-1 amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The guidance in FSP SFAS 115-1 and 124-1 shall be applied to the first reporting period beginning after December 15, 2005. Early application is permitted. The Company is currently in the process of evaluating the impact that the adoption of FSP SFAS 115-1 and 124-1 will have on its financial position, results of operations and cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125.” SFAS No. 155 improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for such instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (iv) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently in the process of evaluating the impact that the adoption of SFAS No. 155 will have on its financial position, results of operations and cash flows.

2.    IBX Acquisitions and Expansions

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

Washington, D.C. Metro Area IBX Expansion

In April 2004, the Company entered into a long-term lease for a 95,000 square foot data center in the Washington, D.C. metro area. This center is adjacent to the Company’s existing Washington D.C. metro area IBX. This lease, which includes the leasing of all of the IBX plant and machinery equipment located within the building, is classified as a capital lease (the “Washington, D.C. Metro Area IBX Capital Lease”). The Company took possession of this property during the fourth quarter of 2004, and as a result, recorded property and equipment assets, as well as a capital lease obligation, totaling $35,309,000. Monthly payments under this lease,

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which commenced in November 2004, will be made through October 2019 at an effective interest rate of 8.50% per annum (see Note 5). The Company refers to this transaction as the “Washington, D.C. Metro Area IBX Expansion.”

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

The Company has accounted for the San Jose IBX Acquisition as a single accounting arrangement with multiple elements. As a result, the Company assessed the fair value of each of the individual elements and then assigned the relative fair value to each individual element. The Company determined that the building component of the San Jose IBX Acquisition is a long-term operating lease (the “San Jose IBX Building Operating Lease”) and the equipment purchase and fiber lease portions of the transaction are financed assets (the “San Jose IBX Equipment & Fiber Financing”). The Company took possession of this property during the first quarter of 2005, and as a result, recorded property and equipment and prepaid fiber assets, as well as a financing obligation liability, totaling $18,713,000. Payments under the San Jose IBX Equipment & Fiber Financing will be made monthly through May 2020 at an effective interest rate of 8.50% per annum. Payments under the San Jose IBX Building Operating Lease will also be made monthly through May 2020 and total $7,381,000 in cumulative lease payments.

Sunnyvale IBX Acquisition

In June 2005, the Company entered into a long-term lease for a 120,000 square foot data center in the Silicon Valley area (the “Sunnyvale IBX Acquisition”). This center will be interconnected to the Company’s three other Silicon Valley area IBX centers through redundant dark fiber links that will be managed by the Company to allow customers in each center to leverage the benefits of directly interconnecting with other customers in the other centers. Payments under this lease, which qualifies as an operating lease, total $45,255,000, which will be paid in monthly installments, which commenced in October 2005 and will be payable through September 2020 (the “Sunnyvale IBX Lease”). The Company intends to begin placing customers in this IBX center in mid-2006.

Chicago IBX Acquisition

In July 2005, the Company entered into a (i) long-term sublease of a 107,000 square foot data center in the Chicago metro area and (ii) an asset purchase agreement to purchase the IBX plant and machinery assets located within this new IBX center with Verio, Inc. (“Verio”) (the “Chicago IBX Acquisition”). This center is in the same building as the Company’s existing Chicago IBX center, which it will be interconnected to in order to leverage existing networks and customers. Payments due to Verio for the Chicago IBX Acquisition total $25,160,000, of which $1,900,000 was paid in two lump-sum payments during 2005 and the remaining $23,260,000 will be paid in monthly installments, which commenced in November 2005 and and will be payable through August 2015.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has accounted for the Chicago IBX Acquisition as a single accounting arrangement with multiple elements. As a result, the Company assessed the fair value of each of the individual elements and then assigned the relative fair value to each individual element. The Company determined that the building component of the Chicago IBX Acquisition is a long-term operating lease (the “Chicago IBX Building Operating Lease”) and the equipment purchase portion of the transaction represent financed assets (the “Chicago IBX Equipment Financing”). The Company took possession of this property and took title to the equipment in November 2005, and as a result, recorded IBX equipment assets, as well as a financing obligation liability, totaling $9,669,000 at that time. Payments under the Chicago IBX Equipment Financing will be made monthly, which commenced November 2005 and and will be payable through August 2015, at an effective interest rate of approximately 7.50% per annum. Payments under the Chicago IBX Building Operating Lease will also be made in monthly installments, which commenced in November 2005 and and will be payable through August 2015, and total approximately $11,670,000 in cumulative lease payments. The Company intends to begin placing customers in this IBX center in the first half of 2006.

Los Angeles IBX Acquisition

In September 2005, the Company purchased a 107,000 square foot data center in the Los Angeles metro area, which is comprised of the building, building improvements and land for a total purchase price, including closing costs, of $34,748,000, which the Company paid for in full with cash in September 2005 (the “Los Angeles IBX Acquisition”). This center will be interconnected by dark fiber to the Company’s existing two IBX centers in the downtown Los Angeles area. The Company assessed the fair value of the building, building improvements and land elements of the Los Angeles IBX acquisition and then assigned the relative fair value to each element. In October 2005, the Company entered into a purchase and sale agreement to sell this Los Angeles IBX for $38,700,000 and to lease it back from the purchaser pursuant to a long-term lease (the “Los Angeles IBX Sale-Leaseback”). The Los Angeles IBX Sale-Leaseback closed in December 2005 and the Company received net proceeds from the sale of this property of $38,142,000. However, due to our continuing involvement in regards to certain aspects of this property, the Los Angeles IBX Sale-Leaseback does not qualify as a sale-leaseback under generally accepted accounting principles, but rather is accounted for as a financing of this property (the “Los Angeles IBX Financing”). Pursuant to the Los Angeles IBX Financing, the Company recorded a financing obligation liability totaling $38,142,000 in December 2005, which includes a residual property value of $6,555,000 (the “Residual Property Value”). The Residual Property Value represents a deferred gain on the Los Angeles Sale-Leaseback. Payments under the Los Angeles IBX Financing will be made monthly, commencing January 2006 through December 2025, at an effective interest rate of approximately 7.75% per annum. The Company intends to begin placing customers in this IBX center in mid-2006.

Pursuant to the terms of the Los Angeles IBX Sale-Leaseback, the Company has agreed to make certain pre-approved capital improvements to this property by December 21, 2007, which the Company anticipates will cost approximately $14,000,000, of which $3,700,000 was incurred in the fourth quarter of 2005 (the “Required Capital Expenditure Spending for the New Los Angeles IBX”) (see Note 14). The Company expects to spend the remaining Required Capital Expenditure Spending for the New Los Angeles IBX during 2006.

Ashburn Campus Property Acquisition

In October 2005, the Company purchased an office/warehouse complex known as the Beaumeade Business Park located in Ashburn, Virginia (the “Ashburn Campus”). The Company purchased the entire 32.6-acre Ashburn Campus containing six buildings with approximately 462,000 rentable square feet that was approximately 95% leased at the time of purchase (the “Ashburn Campus Property Acquisition”). The Company currently occupies approximately 269,000 square feet within three of the buildings. The total purchase price for

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Ashburn Campus, including closing costs, was $53,759,000, which the Company paid for in full with cash in October 2005. The Company will continue to operate its existing IBX centers within the Ashburn Campus. For those buildings that the Company does not occupy, it will collect rental income from the current tenants and are evaluating these buildings in regards to its future expansion plans. The Company assessed the fair value of the building, building improvements and land elements of the Ashburn Campus Property Acquisition and then assigned the relative fair value to each element.

In December 2005, the Company financed the Ashburn Campus Property Acquisition with a Mortgage Payable (see Note 5).

3.    Balance Sheet Components

Cash, Cash Equivalents and Short-term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following as of December 31 (in thousands):

	2005	2004
Money market	$72,491	$15,944
Commercial paper	57,607	30,391
U.S. government and agency obligations	43,911	38,048
Corporate bonds	12,370	17,202
Auction rate securities	—	6,507
Other securities	2,476	—

Total available-for-sale securities	188,855	108,092
Less amounts classified as cash and cash equivalents	(119,267)	(25,938)

Total securities classified as investments	69,588	82,154
Less amounts classified as short-term investments	(52,105)	(64,499)

Total market value of long-term investments	$17,483	$17,655

The original maturities of all short-term investments were less than one year as of December 31, 2005 and 2004. The original maturities of all long-term investments was greater than one year and less than two years with the exception of one long-term investment totaling $1,917,000 and $3,164,000, which had an original maturity of greater than two years and less than three years, as of December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, cash equivalents included investments in other securities with various contractual maturity dates that did not exceed 90 days. Gross realized gains and losses from the sale of securities classified as available-for-sale were not material for the years ended December 31, 2005, 2004 and 2003. For the purpose of determining gross realized gains and losses, the cost of securities is based upon specific identification.

As of December 31, 2005 and 2004, unrealized gains and losses were net losses of $456,000 and $92,000, respectively.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, the Company’s net unrealized losses in its available-for-sale securities was comprised of the following (in thousands):

	Unrealized gains	Unrealized losses	Net unrealized losses
Cash and cash equivalents	$6	$(4)	$2
Short-term investments	1	(250)	(249)
Long-term investments	—	(209)	(209)

	$7	$(463)	$(456)

The Company reviews its investment portfolio to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades. The securities held at December 31, 2005 were not other-than-temporarily impaired. While certain marketable securities carried unrealized losses, the Company expects that it will receive both principal and interest according to the stated terms of each of the securities and that the decline in market value is due to changes in the interest rate environment from the time the securities were purchased as compared to interest rates at December 31, 2005.

There were eleven marketable securities which carried an unrealized loss for longer than twelve months. The net unrealized loss of these instruments was $179,000. These eleven securities have an aggregate fair value of $16,365,000 and were comprised of three corporate bonds rated AA or better, and eight government agency securities which carry a rating of AAA. There were thirty-one marketable securities which carried an unrealized loss less than twelve months. The net unrealized loss of these instruments was $284,000. These securities have an aggregate fair value of $70,089,000, and were comprised of asset-backed securities rated AAA, corporate bonds rated AA or better, commercial paper rated A-1/P-1 or better, government agency securities and U.S. treasuries both of which carry a rating of AAA.

As of December 31, 2004, the Company’s net unrealized losses in its available-for-sale securities was comprised of the following (in thousands):

	Unrealized gains	Unrealized losses	Net unrealized losses
Cash and cash equivalents	$—	$—	$—
Short-term investments	61	(87)	(26)
Long-term investments	1	(67)	(66)

	$62	$(154)	$(92)

As of December 31, 2004, there were no individual marketable securities which carried an unrealized loss for the past twelve consecutive months; however, there were seven marketable securities which carried an unrealized loss for at least six months. The net unrealized losses of these seven instruments was $51,000. These seven debt instruments had an aggregate fair value of $16,042,000 and were comprised of four corporate bonds rated AA or better, and three government agency securities. The Company had evaluated the credit risk of the securities which carried unrealized losses for six or more consecutive months. The credit risk of these instruments had not been adversely affected by a ratings downgrade and there had been no negative impact relating to the industry or sector of the issuers of these instruments. The government agency securities had continued to trade at consistent spreads over the past year, providing further indication that there had been no negative impact to these securities. The credit ratings of these securities remained within the Company’s

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment policy guidelines. Based upon this evaluation, the Company had determined that the unrealized losses were predominantly the result of rising interest rates relative to rates at the time the securities were purchased in the first half of 2004. This decline in value of these investments was primarily related to changes in interest rates and was considered to be temporary in nature, and as a result, the Company had continued to account for these as unrealized losses as of December 31, 2004.

Accounts Receivable

Accounts receivable, net, consists of the following as of December 31 (in thousands):

	2005	2004
Accounts receivable	$36,430	$26,119
Unearned revenue	(19,048)	(13,863)
Allowance for doubtful accounts	(145)	(337)

	$17,237	$11,919

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

Additions (reductions) to the allowance for doubtful accounts were approximately ($464,000), ($50,000) and zero for the years ended December 31, 2005, 2004 and 2003, respectively. Charges (recoveries) against the allowance were approximately ($272,000), ($72,000) and $82,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Property and Equipment

Property and equipment is comprised of the following as of December 31 (in thousands):

	2005	2004
Leasehold improvements	$402,208	$393,758
IBX plant and machinery	151,232	89,960
IBX equipment	65,024	47,437
Buildings	51,279	8,862
Computer equipment and software	31,440	21,711
Land	15,416	—
Furniture and fixtures	2,218	2,041

	718,817	563,769
Less accumulated depreciation	(280,027)	(220,408)

	$438,790	$343,361

Leasehold improvements, IBX plant and machinery, IBX equipment, buildings and computer equipment and software recorded under capital leases aggregated $35,309,000 as of both December 31, 2005 and 2004, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $2,354,000 and $119,000 as of December 31, 2005 and 2004, repectively. For the years ended December 31, 2005, 2004 and 2003, the Company recorded $62,620,000, $55,926,000 and $60,080,000, respectively, of total depreciation expense. The Company recorded substantial property and equipment assets during 2005 in connection with various IBX acquisitions and expansions (see Note 2).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005 and 2004, the Company had accrued property and equipment of $15,783,000 and $2,912,000, respectively. The Company intends to spend a significant amount in additional property and equipment during 2006 in connection with recently acquired IBX properties and expansion efforts. For further information, refer to “Other Purchase Commitments” in Note 14.

In October 2005, the Company wrote-off all remaining property and equipment, primarily leasehold improvements, in connection with the Company’s San Jose Ground Lease totaling $1,486,000. In December 2004, the Company wrote-off all remaining property and equipment, primarily leasehold improvements, located in the excess lease space on the floor above the Company’s Los Angeles IBX totaling $3,816,000. The Company decided to exit from both of these excess lease spaces and these assets do not provide any ongoing benefit (see Note 17).

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of December 31 (in thousands):

	2005	2004
Accounts payable	$3,337	$2,835
Accrued compensation and benefits	8,632	5,969
Accrued taxes	3,571	3,376
Accrued utility and security	3,420	2,457
Accrued professional fees	1,303	1,741
Accrued interest	873	1,706
Accrued other	1,421	1,738

	$22,557	$19,822

In February 2005, the Compensation Committee of the Board of Directors adopted the Company’s 2005 Cash Incentive Plan (“Cash Incentive Plan”). The Cash Incentive Plan applied to the fiscal year ending December 31, 2005. All regular and full-time employees, excluding sales personnel, were eligible to earn annual cash bonuses under the plan. The adoption of the Cash Incentive Plan represents the first time that the Company has adopted a formal bonus plan, resulting in an increase to accrued employee compensation and benefits. In January 2006, the 2006 Incentive Plan was adopted to cover cash bonuses for employees for the 2006 fiscal year.

As of December 31, 2005, the Company had also recorded $986,000 of severance in connection with two of our executive officers that have left or will terminate their employment with us during the first quarter of 2006 (see “Employment Agreements” in Note 14).

Other Current Liabilities

Other current liabilities consisted of the following as of December 31 (in thousands):

	2005	2004
Customer deposits	$868	$3,229
Deferred installation revenue	6,324	3,019
Deferred rent	399	422
Other current liabilities	381	207

	$7,972	$6,877

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A significant portion of customer deposits as of December 31, 2004, represented a customer’s deposit towards an installation project at one of the Company’s IBX centers. Upon completion of this installation project, this deposit was reclassified to deferred installation revenue and amortized into revenue over the expected life of the customer relationship.

Deferred Rent and Other Liabilities

Deferred rent and other liabilities consisted of the following as of December 31 (in thousands):

	2005	2004
Deferred rent	$18,392	$22,493
Asset retirement obligations	3,649	3,054
Deferred installation revenue	1,334	725
Other liabilities	351	181

	$23,726	$26,453

The Company currently leases the majority of its IBX centers and certain equipment under noncancelable operating lease agreements expiring through 2025. The centers’ lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated rent expense abatement periods to better match the phased build-out of its centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent.

4.    Capital Lease and Other Financing Obligations

Capital lease and other financing obligations consisted of the following as of December 31 (in thousands):

	2005	2004
Washington, D.C. Metro Area IBX Capital Lease	$34,530	$35,204
San Jose IBX Equipment & Fiber Financing	14,953	—
Chicago IBX Equipment Financing	8,582	—
Los Angeles IBX Financing	38,140	—

	96,205	35,204
Less current portion	(1,552)	(675)

	$94,653	$34,529

Washington, D.C. Metro Area IBX Capital Lease

In November 2004, the Company recorded the Washington, D.C. Metro Area IBX Capital Lease (see Note 2). Monthly payments under the Washington, D.C. Metro Area IBX Capital Lease, which commenced in November 2004, will be made through October 2019 at an effective interest rate of 8.50% per annum. As of December 31, 2005, principal of $34,530,000 remained outstanding.

San Jose IBX Equipment & Fiber Financing

In February 2005, the Company recorded the San Jose IBX Equipment & Fiber Financing (see Note 2). Monthly payments under the San Jose IBX Equipment & Fiber Financing, which commenced in February 2005, will be made through May 2020 at an effective interest rate of 8.50% per annum. As of December 31, 2005, principal of $14,953,000 remained outstanding.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Chicago IBX Equipment Financing

In November 2005, the Company recorded the Chicago IBX Equipment Financing (see Note 2). Monthly payments under the Chicago IBX Equipment Financing, which commenced in November 2005, will be made through August 2015 at an effective interest rate of 7.50% per annum. As of December 31, 2005, principal of $8,582,000 remained outstanding.

Los Angeles IBX Financing

In December 2005, the Company recorded the Los Angeles IBX Financing (see Note 2). Monthly payments under the Los Angeles IBX Financing, which commenced in January 2006, will be made through December 2025 at an effective interest rate of 7.75% per annum. As of December 31, 2005, principal of $38,140,000 remained outstanding.

Venture Leasing Loan Agreement and VLL Loan Amendment

In August 1999, the Company entered into a Loan Agreement with Venture Lending & Leasing II, Inc. and other lenders (“VLL” and the “Venture Leasing Loan Agreement”). The Venture Leasing Loan Agreement provided financing for equipment and tenant improvements at the Newark, New Jersey IBX center and a secured term loan facility for general working capital purposes. The amount of financing provided was up to $10,000,000, which was allowed to be used to finance up to 85% of the projected cost of tenant improvements and equipment for the Newark IBX center. The full $10,000,000 was fully drawn during 1999. Notes issued bore interest at a rate of 8.5% per annum and were repayable in 42 monthly installments plus a final balloon interest payment equal to 15% of the original advance amount due at maturity and are collateralized by the assets of the Newark, New Jersey IBX. The Venture Leasing Loan Agreement had an effective interest rate of 14.7% per annum.

In connection with the Venture Leasing Loan Agreement, the Company granted VLL warrants to purchase 9,375 shares of the Company’s common stock at $96.00 per share (the “VLL Warrants”). These warrants were immediately exercisable and were set to expire on June 30, 2006. The fair value of the warrant using the Black-Scholes option pricing model with the following assumptions: deemed fair market value per share of $153.60, dividend yield 0%, expected volatility of 80%, risk-free interest rate of 5.0% and a contractual life of seven years, was $1,174,000. Such amount was recorded as a discount to the applicable debt, and was being amortized to interest expense, using the effective interest method, over the life of the agreement.

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

In connection with the VLL Loan Amendment, the Company granted VLL warrants to purchase 32,187 shares of the Company’s common stock at $0.32 per share (the “VLL Loan Amendment Warrants”) and repriced the original remaining VLL Warrants, issued in August 1999, to have an exercise price of $0.32 versus the original $96.00 per share (the “Amended and Restated Original VLL Warrants”). Both the VLL Loan Amendment Warrants and the Amended and Restated Original VLL Warrants were immediately exercisable and the VLL Loan Amendment Warrants expire on October 11, 2007 and the Amended and Restated Original VLL

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants expire on the original expiration date of June 30, 2006. The fair value of the VLL Loan Amendment Warrants using the Black-Scholes option-pricing model was approximately $220,000 with the following assumptions: fair market value per share of $7.04, dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 4.0% and a contractual life of five years. Such amount was recorded as a discount to the applicable debt based upon the guidance of APB Opinion No. 14 and was amortized to interest expense, using the effective interest method, over the remaining life of the VLL Loan Amendment. Following the modification of the Amended and Restated Original VLL Warrants, an additional charge of approximately $45,000 was recorded as an additional debt discount representing the difference between the fair value of the modified option determined in accordance with the provisions of SFAS No. 123 and the value of the old warrants immediately before its terms were modified.

In March 2004, with the proceeds from the Convertible Subordinated Debentures (see Note 9), the Company repaid all amounts outstanding under the VLL Loan Amendment, including $749,000 of principal, plus accrued and unpaid interest, and terminated the VLL Loan Amendment. As a result, the Company recognized a loss on debt extinguishment on this transaction of $170,000, comprised of the write-off of unamortized debt issuance costs and debt discount totaling $74,000 and other transaction fees of $96,000. Refer to Loss on Debt Extinguishment and Conversion (see Note 10).

Heller Loan and Heller Loan Amendment

In June 2001, the Company obtained a $5,000,000 loan from Heller Financial Leasing, Inc. (the “Heller Loan”), which was fully drawn down at that time. Repayments on the Heller Loan were made over 36 months and interest accrued at 13.0% per annum. The Heller Loan was secured by certain equipment located in the New York metropolitan area IBX center.

In connection with the Heller Loan, the Company granted Heller Financial Leasing, Inc. a warrant to purchase 1,171 shares of the Company’s common stock at $128.00 per share (the “Heller Warrant”). This warrant was immediately exercisable and expires in five years from the date of grant. The fair value of the warrant using the Black-Scholes option pricing model was $18,000 with the following assumptions: fair market value per share of $36.16, dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 5% and a contractual life of five years. Such amount was recorded as a discount to the applicable loan amount, and was amortized to interest expense using the effective interest method, over the life of the loan.

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

In February 2004, with the proceeds from the Convertible Subordinated Debentures, the Company repaid all amounts outstanding under the Heller Loan Amendment, including $2,177,000 of principal, plus accrued and unpaid interest, and terminated the Heller Loan Amendment. As a result, the Company recognized a loss on debt extinguishment on this transaction of $267,000, comprised of the write-off of unamortized debt issuance costs and debt discount totaling $87,000 and other transaction fees of $180,000. Refer to Loss on Debt Extinguishment and Conversion (see Note 10).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities

Combined aggregate maturities for future minimum capital lease and other financing obligations as of December 31, 2005 are as follows (in thousands):

	Capital lease obligations	Financing obligations	Total
2006	$3,733	$5,568	$9,301
2007	3,826	5,742	9,568
2008	3,922	5,920	9,842
2009	4,020	6,102	10,122
2010	4,121	6,288	10,409
2011 and thereafter	41,167	87,188	128,355

	60,789	116,808	177,597
Less amount representing unamortized discount	(26,259)	(61,688)	(87,947)
Plus amount representing residual property value	—	6,555	6,555

	34,530	61,675	96,205
Less current portion	(829)	(723)	(1,552)

	$33,701	$60,952	$94,653

5.    Mortgage Payable

In December 2005, the Company financed the Ashburn Campus Property Acquisition (see Note 2) with a $60,000,000, 8% mortgage to be amortized over 20 years (the “Mortgage Payable”). Upon closing the Mortgage Payable, the Company received $60,000,000 in cash proceeds and recorded a $60,000,000 mortgage payable at that time. Payments for the Mortgage Payable are payable monthly, which commenced February 2006, and will be payable through January 2026. The Mortgage Payable is collateralized by the Ashburn Campus property and related assets. Pursuant to the terms of the Mortgage Payable, the Company has agreed to invest at least $40,000,000 in capital improvements to the Ashburn Campus by December 31, 2007 (see Note 14). The Mortgage Payable has numerous covenants; however, there are no specific financial ratio or minimum operating performance covenants. As of December 31, 2005, the Company was in compliance with all covenants in connection with the Mortgage Payable.

The costs incurred related to the Mortgage Payable were capitalized and are being amortized to interest expense using the effective interest method over the life of the Mortgage Payable. These debt issuance costs, net of amortization, were $655,000 as of December 31, 2005.

The Company’s future payment obligations for the Mortgage Payable as of December 31, 2005 are as follows (in thousands):

2006	$5,521
2007	6,022
2008	6,022
2009	6,022
2010	6,022
2011 and thereafter	90,838

120,447
Less amount representing interest	(60,447)

60,000
Less current portion	(1,159)

$58,841

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

In December 2002, the Company, in connection with, and as a condition to closing the i-STT Acquisition and acquisition of Pihana Pacific, Inc. (“Pihana”) on December 31, 2002 (the “Pihana Acquisition”) (collectively with the i-STT Acquisition, the “Combination”) and Financing (see Note 8), initiated an exchange offer to substantially reduce the amount of Senior Notes then outstanding in order to improve the Company’s existing capital structure and reduce the amount of outstanding debt of the Company (the “Senior Note Exchange”). The Senior Note Exchange was contingent on both the Combination and Financing closing, all of which were subject to stockholder vote. The Combination, Financing and Senior Note Exchange closed on December 31, 2002, and the Company retired an additional $116,774,000 of Senior Notes plus forgiveness of $8,855,000 of accrued and unpaid interest thereon in exchange for 1,857,436 shares of the Company’s common stock, valued at $12,482,000 based on the actual exchange date of the Senior Notes and $15,181,000 of cash. The Company wrote-off a proportionate amount of unamortized debt issuance costs and debt discount associated with these Senior Notes totaling $2,492,000 and $6,004,000, respectively. The Company incurred debt extinguishment costs totaling approximately $2,500,000 in connection with the retirement of these Senior Notes and recognized a gain on these transactions of $86,970,000. In conjunction with the Combination, Financing and Senior Note Exchange, the Company amended the Indenture in order to allow the Combination and Financing to occur.

In March 2004, with the proceeds from the Convertible Subordinated Debentures (see Note 9), the Company redeemed all amounts outstanding under the Senior Notes, including $30,475,000 of principal, plus accrued and unpaid interest, and terminated the Senior Notes. The redemption price of the Senior Notes was equal to 106.5%

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of their principal, which resulted in an additional cash premium paid of $1,981,000 (the “Senior Note Cash Premium”). As a result, the Company recognized a loss on debt extinguishment on this transaction of $3,759,000, comprised of the Senior Note Cash Premium, the write-off of unamortized debt issuance costs and debt discount totaling $1,653,000 and other transaction fees of $125,000. Refer to Loss on Debt Extinguishment and Conversion (see Note 10).

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

On December 31, 2002, the Company closed the Combination, Financing (see Note 8) and Senior Note Exchange (see Note 6), and in conjunction, the Company further amended the First Amendment to the Amended and Restated Credit Facility (the “Second Amendment to the Amended and Restated Credit Facility”). The most significant terms and conditions of the Second Amendment to the Amended and Restated Credit Facility were as follows:

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

In November 2003, in connection with the Follow-on Equity Offering (see Note 12), the Company received consent from its senior lenders to amend the terms of Second Amendment to the Amended and Restated Credit Facility (the “Third Amendment to the Amended and Restated Credit Facility”). The most significant terms and conditions of the Third Amendment to the Amended and Restated Credit Facility are as follows:

•	the Company permanently repaid $55,248,000 of the then currently outstanding principal balance of $90,519,000;

•	the banks agreed to amend the cash sweep provision, which was to commence on March 31, 2004 and would have required the Company to pay down its principal balance in an amount equal to 50% of any cash on the Company’s balance sheet in excess of $20,000,000. This provision was amended such that it will not commence until March 31, 2005 and will only be triggered on cash amounts in excess of $25,000,000; and

•	the banks agreed to extend the term of the Third Amendment to the Amended and Restated Credit Facility from December 2005 to December 2006. In addition, the banks amended the amortization schedule.

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

In February 2004, with the proceeds from the Convertible Subordinated Debentures, the Company repaid all amounts outstanding under the Credit Facility, including $34,281,000 of principal, plus accrued and unpaid interest, and terminated the Credit Facility. As a result, the Company recognized a loss on debt extinguishment on this transaction of $4,405,000, comprised of the write-off of unamortized debt issuance costs totaling $4,282,000 and other transaction fees of $123,000. Refer to Loss on Debt Extinguishment and Conversion (see Note 10).

8.    Convertible Secured Notes

The Financing

In conjunction with the Combination, STT Communications made a $30,000,000 strategic investment in the Company (the “Financing”) in the form of a convertible secured note (the “Convertible Secured Note”),

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

convertible into shares of preferred stock, with a detachable warrant for the further issuance of 965,674 shares of preferred stock (the “Convertible Secured Note Warrant”). The Convertible Secured Note bore non-cash interest at a rate of 14% per annum, payable semi-annually in arrears on May 1 and November 1, and had an initial term through November 2007. Interest on the Convertible Secured Note was payable in kind in the form of additional convertible secured notes having a principal amount equal to the amount of interest then due having terms which were identical to the terms of the Convertible Secured Note (the “PIK Notes”) (collectively, the “STT Convertible Secured Notes”).

The Convertible Secured Note Warrant was valued at $4,646,000, which was recorded as a discount to the debt principal. The fair value of the Convertible Secured Note Warrant was calculated under the provisions of APB 14 and determined using the Black-Scholes option-pricing model under the following assumptions: contractual life of five years, risk-free interest rate of 4%, expected volatility of 135% and no expected dividend yield. The Company had considered the guidance in EITF Abstract No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and had determined that the Convertible Secured Note did not contain a beneficial conversion feature as the fair value of the Company’s common stock on the date of issuance, was less than the stock conversion ratio outlined in the agreement. The allocated value to the Convertible Secured Note Warrant of $4,646,000 was amortized using the effective interest rate method to interest expense over the five-year term of the Convertible Secured Note. The Convertible Secured Note Warrant was exercised in November 2005, resulting in 965,674 shares of the Company’s preferred stock being issued and total cash proceeds to the Company of $10,000. On the same date in November 2005, STT Communications elected to convert the preferred stock issued in connection with the Convertible Secured Note Warrant into 965,674 shares of the Company’s common stock. The preferred stock converted into common stock on a 1 to 1 basis.

The Convertible Secured Note was secured by (i) a first priority security interest in i-STT’s assets and Pihana’s Singapore assets and by a pledge of the stock of i-STT’s subsidiaries and (ii) by a second priority security interest in all of the collateral securing the Company’s obligations under the Credit Facility, as amended. The Convertible Secured Note was guaranteed by all of the Company’s existing subsidiaries and by all of the Company’s future domestic subsidiaries. In November 2004, the Company and STT Communications entered into an Omnibus Amendment Agreement in which STT Communications’ security interests in the Company in connection with the Financing were lifted, except for one of the Company’s cash accounts, secured in the amount of any outstanding STT Convertible Secured Notes plus six months of forward-looking interest. In November 2005, this final security interest in the Company was lifted in conjunction with the Remaining STT Convertible Secured Notes Conversion (see below).

The Convertible Secured Note, the Convertible Secured Note Warrant and any outstanding PIK Notes could be converted into shares of the Company’s Series A or Series A-1 preferred stock at a price of $9.1779 per underlying share at any time at the option of STT Communications (the “Conversion Price”). The Conversion Price would have been adjusted to mitigate or prevent dilution, if dividends were declared, or the Company issued, or contracted to issue, shares of the Company’s common stock at a price per share below the Conversion Price. After December 31, 2004 and through December 31, 2005, the Company was eligible to convert 95% of the STT Convertible Secured Notes and after December 31, 2005, the Company was eligible to convert 100% of the STT Convertible Secured Notes, if:

•	the closing price of the Company’s common stock exceeded $32.1235 for thirty consecutive trading days;

•	the average daily trading volume of the Company’s common stock during that thirty day trading window exceeded 17,188; and

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	the Company had caused a registration statement to become effective under the Securities Act which provided for the resale by the noteholders of the shares of the Company’s common stock issued or issuable upon conversion.

The Company was required to offer to purchase the Convertible Secured Note and any outstanding PIK Notes together with any accrued and unpaid interest if the Company experienced a change of control, as defined. In addition, in connection with the Financing, the Company issued a warrant to STT Communications, which would have become exercisable if the Company did experience a change of control (the “Change in Control Warrant”). The Change of Control Warrant, which had an exercise price of $0.01 per share and a contractual life of five years, was contingently exercisable for shares of the Company’s common stock with a total current market value of up to 20% of:

•	the $30,000,000 principal amount of the Convertible Secured Note, plus

•	the principal amount of any issued and outstanding PIK Notes, minus

•	the principal amount of any portion of the Convertible Secured Note which had been converted into shares of the Company’s capital stock or repaid in cash, plus

•	accrued and unpaid interest on any then outstanding portion of the Convertible Secured Note.

The Change in Control Warrant expired unexercised in November 2005 upon the Remaining STT Convertible Secured Notes Conversion (see below).

Furthermore, the Company, in order to provide a mechanism to allow STT Communications to ensure the Company’s compliance with covenants under the Second Amendment to the Amended and Restated Credit Facility, as amended (see Note 7), issued two additional warrants to STT Communications in conjunction with the Financing, which were no longer outstanding as a result of the Company paying off the Credit Facility in full in February 2004 (see Note 7). These two additional warrants, comprised of the Series A Cash Trigger Warrant and the Series B Cash Trigger Warrant (collectively, the “Cash Trigger Warrants”), were contingently exercisable if the Company (i) did not have sufficient funds to pay, and failed to pay when due, any principal, interest, fee or other amount due under the Second Amendment to the Amended and Restated Credit Facility, as amended, or (ii) breached the Company’s obligations to maintain certain minimum cash balances under the terms of the Second Amendment to the Amended and Restated Credit Facility, as amended. The Cash Trigger Warrants, which were to have a contractual life for as long as the Company had any remaining amounts due under the Second Amendment to the Amended and Restated Credit Facility, as amended, would have had an exercise price and be exercisable for shares of the Company’s common stock valued at up to $30,000,000 as follows:

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company applied EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and concluded that neither a commitment date, or a measurement date, had occurred when the Financing was closed as of December 31, 2002 in relation to the Change in Control Warrant and the Cash Trigger Warrants. As a result, the Change in Control Warrant and the Cash Trigger Warrants were treated as unissued for accounting purposes.

During 2003 and 2004, the Company issued four PIK Notes to STT Communications totaling $8,466,000. The terms of the PIK Notes were identical to the terms of the Convertible Secured Note issued on December 31, 2002. The PIK Notes were due December 2007. The Company had considered the guidance of EITF Abstract No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and had determined that the PIK Notes did not contain a beneficial conversion feature as the fair value of the Company’s common stock on the date of issuance was less than the stock conversion ratio outlined in the Financing agreement. As of December 31, 2004, the Company had a total of $38,466,000 of principal outstanding for the STT Convertible Secured Notes, which were presented net of remaining discount as $35,824,000 on the accompanying balance sheet as of December 31, 2004 and were convertible into 4,191,193 shares of the Company’s preferred and common stock as of December 31, 2004. The costs related to the Financing were capitalized and were being amortized to interest expense using the effective interest method, over the life of the Convertible Secured Note. Debt issuance costs, net of amortization, were $336,000 as of December 31, 2004.

During the quarter ended March 31, 2005, the Company converted an aggregate of $38,035,000 of the STT Convertible Secured Notes and associated interest into 4,144,216 shares of the Company’s Series A-1 preferred stock (the “95% STT Convertible Secured Notes Conversion”). The converted amount represented 95% of the outstanding STT Convertible Secured Notes plus interest due through February 14, 2005. A total of $1,923,000 of STT Convertible Secured Notes remained outstanding (the “Remaining STT Convertible Secured Notes”) and continued to be governed by the terms of the Financing. On February 1, 2005, STT Communications elected to convert the Series A-1 preferred stock issued in connection with the 95% STT Convertible Secured Notes Conversion into 4,144,216 shares of the Company’s common stock. The Series A-1 preferred stock converted into common stock on a 1 to 1 basis. As a result of the 95% STT Convertible Secured Notes Conversion, 95% of the outstanding Convertible Secured Notes and PIK Notes, plus interest through February 14, 2005 and unamortized discount and debt issuance costs, was converted into stockholders’ equity in accordance with APB Opinion No. 26, “Early Extinguishment of Debt.” As a result of the 95% STT Convertible Secured Notes Conversion, a total of $35,206,000 was credited to stockholders’ equity during the first quarter of 2005, which was comprised of $36,543,000 of Convertible Secured Note and PIK Notes principal and $1,492,000 of interest through the conversion date, offset by $2,510,000 and $319,000 of unamortized debt discount and issuance costs, respectively.

In November 2005, STT Communications elected to convert the Remaining STT Convertible Secured Notes and associated interest into 240,578 shares of the Company’s Series A-1 preferred stock (the “Remaining STT Convertible Secured Notes Conversion”). The converted amount represented the Remaining STT Convertible

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Secured Notes Conversion plus interest due through November 7, 2005. On November 7, 2005, STT Communications elected to convert its Series A-1 preferred stock issued in connection with the Remaining STT Convertible Secured Notes Conversion into 240,578 shares of the Company’s common stock. The Series A-1 preferred stock converted into common stock on a 1 to 1 basis. As a result of the Remaining STT Convertible Secured Notes Conversion, the outstanding Remaining STT Convertible Secured Notes, plus interest through November 7, 2005 and unamortized discount and debt issuance costs, was converted into stockholders’ equity in accordance with APB Opinion No. 26, “Early Extinguishment of Debt.” As a result of the Remaining STT Convertible Secured Notes Conversion, a total of $2,105,000 was credited to stockholders’ equity during the fourth quarter of 2005, which was comprised of $2,202,000 of Remaining STT Convertible Secured Notes principal, including PIK Notes issued on May 1, 2005 and November 1, 2005, and $6,000 of interest through the conversion date, offset by $91,000 and $12,000 of unamortized debt discount and issuance costs, respectively.

The Crosslink Financing

In April 2003, the Company and certain of its subsidiaries, along with STT Communications and its affiliate, entered into a Securities Purchase and Admission Agreement with various entities affiliated with Crosslink Capital (“Crosslink”) for a $10,000,000 investment in the Company by Crosslink in the form of convertible secured notes (the “Crosslink Convertible Secured Notes”), convertible into shares of the Company’s common stock, with detachable warrants for the further issuance of 500,000 shares of common stock (the “Crosslink Convertible Secured Note Warrants”) (collectively, the “Crosslink Financing”). This transaction closed in June 2003 and the Crosslink Convertible Secured Note Warrants were also fully exercised in June 2003. The Crosslink Convertible Secured Notes bore non-cash interest at a rate of 10% per annum, commencing on the second anniversary of the closing of the Crosslink Financing, payable semi-annually in arrears on May 1 and November 1, and had an initial term through November 2007. Interest on the Crosslink Convertible Secured Notes were payable in kind in the form of additional convertible secured notes having a principal amount equal to the amount of interest then due having terms which are similar to the terms of the Crosslink Convertible Secured Notes (the “Crosslink PIK Notes”).

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

The Crosslink Convertible Secured Notes shared with the Company’s Convertible Secured Note issued on December 31, 2002, in connection with the Financing, a second priority security interest in all of the collateral

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securing the Company’s obligations under the Second Amendment to the Amended and Restated Credit Facility. Such second priority security interest was lifted in connection with the Crosslink Conversion (see below).

The Convertible Secured Note and PIK Notes issued in connection with the Financing, the Crosslink Convertible Secured Notes and the Crosslink PIK Notes were collectively referred to herein as the “Convertible Secured Notes.”

In March 2004, holders of the Company’s Convertible Secured Notes issued in connection with the Crosslink Financing, converted the $10,000,000 of principal into 2,500,000 shares of the Company’s common stock. The Company refers to this transaction as the “Crosslink Conversion.” As a result of the Crosslink Conversion and the fact that the Crosslink Financing had the Crosslink Beneficial Conversion Feature, the Company recognized a loss on debt conversion on this transaction of $7,610,000, representing the write-off of unamortized debt discount, in accordance with EITF Issue 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.” Refer to Loss on Debt Extinguishment and Conversion (see Note 10).

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

The Convertible Subordinated Debentures are convertible into shares of the Company’s common stock. Each $1,000 principal amount of Convertible Subordinated Debentures are convertible into 25.3165 shares of the Company’s common stock. This represents an initial conversion price of approximately $39.50 per share of common stock. As of December 31, 2005, the Convertible Subordinated Debentures were convertible into 2,183,548 shares of the Company’s common stock. Holders of the Convertible Subordinated Debentures may convert their individual debentures into shares of the Company’s common stock only under any of the following circumstances:

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has considered the guidance in EITF Abstract No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and has determined that the Convertible Subordinated Debentures do not contain a beneficial conversion feature as the fair value of the Company’s common stock on the date of issuance, was less than the initial conversion price outlined in the agreement. The Convertible Subordinated Debentures contained two embedded derivatives, a bond parity clause and a contingent interest provision, which no longer exists as a result of the filing of a registration statement, which was declared effective by the SEC in July 2004. The remaining embedded derivative, the bond parity clause, had a zero fair value as of December 31, 2005 and 2004. The Company will be remeasuring the remaining embedded derivative each reporting period, as applicable. Changes in fair value will be reported in the statement of operations.

The costs related to the Convertible Subordinated Debentures were capitalized and are being amortized to interest expense using the effective interest method, through February 15, 2009, the first date that the holders of the Convertible Subordinated Debentures can force redemption to the Company. Debt issuance costs related to the Convertible Subordinated Debentures, net of amortization, were $2,011,000 and $2,651,000 as of December 31, 2005 and 2004, respectively.

10.    Loss on Debt Extinguishment and Conversion

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Silicon Valley Bank Credit Line and Amendment

In December 2004, the Company entered into a $25,000,000 line of credit arrangement with Silicon Valley Bank that originally would have matured in December 2006 (the “Silicon Valley Bank Credit Line”). This facility was a $25,000,000 revolving line of credit which, at the Company’s election, up to $10,000,000 could have been converted into a 24-month term loan, repayable in eight quarterly installments. Borrowings under the Silicon Valley Bank Credit Line bore interest at floating interest rates plus applicable margins over the LIBOR rate or the greater of the bank’s prime rate or 4.0%. If the Company elected to convert any revolving borrowings into a 24-month term loan, the applicable margin upon conversion to a term loan would have increased by 0.25% per annum.

The Silicon Valley Bank Credit Line also featured sublimits, which enabled the Company to issue letters of credit (the “Letters of Credit Sublimit”), enter into foreign exchange forward contracts and make advances for cash management services. The Company’s utilization under any of these sublimits would have the effect of reducing the amount available for borrowing under the Silicon Valley Bank Credit Line during the period that such sublimits remain utilized and outstanding. As of December 31, 2004 the Company had utilized $3,172,000 under the Letters of Credit Sublimit with the issuance of three letters of credit and, as a result, reduced the amount of borrowings available to the Company from $25,000,000 to $21,828,000. As of December 31, 2004, there has been no other utilization among the other sublimits.

The Silicon Valley Bank Credit Line was collateralized by the Company’s domestic assets except that such security interest did not include real and intellectual property. The Silicon Valley Bank Credit Line had several covenants, including financial covenants that were subject to a quarterly test and which required the Company to maintain a minimum cash balance, a 6-month cumulative revenue target and a minimum operating cash flow target. The Silicon Valley Bank Credit Line was furthermore subject to a tiered financial covenant test, Covenant Levels 1 and 2, which were also reflected in the applicable borrowing margins that were available to the Company. As of December 31, 2004, the Company was still subject to Covenant Level 1. In January 2005, the Company converted 95% of the outstanding STT Convertible Secured Notes and accrued and unpaid interest, into 4,144,216 shares of the Company’s preferred stock (see Note 8). As a result of this conversion, the Company became subject to Covenant Level 2 and the applicable borrowing margin was reduced by 0.25% per annum. In addition, two of the financial covenants were adjusted during Covenant Level 2 such that the minimum cash balance was increased and the minimum operating cash flow target was removed.

The costs incurred related to the Silicon Valley Bank Credit Line were capitalized and were being amortized to interest expense using the effective interest method over the life of the Silicon Valley Bank Credit Line. These debt issuance costs, net of amortization, were $177,000 as of December 31, 2004.

In September 2005, the Company amended the Silicon Valley Bank Credit Line by entering into a $50,000,000 revolving line of credit agreement with Silicon Valley Bank, replacing the previously outstanding $25,000,000 line of credit arrangement with the same bank (the “Silicon Valley Bank Credit Line Amendment”). The Silicon Valley Bank Credit Line Amendment has a three-year commitment, which enables the Company to borrow, repay and re-borrow the full amount, up to September 15, 2008. Borrowings under the Silicon Valley Bank Credit Line Amendment bear interest at floating interest rates, plus applicable margins, based either on the prime rate or LIBOR. In October 2005, the Company elected to borrow $30,000,000 from the Silicon Valley Bank Credit Line Amendment at a one-month LIBOR interest rate, inclusive of the applicable margin, of 5.72% per annum (the “$30,000,000 Drawdown”), which was used to fund a portion of the Ashburn Campus Property Acquisition (see Note 2). Upon the one-month maturity date of the $30,000,000 Drawdown, the Company had the opportunity to either repay all or a portion of the $30,000,000 Drawdown, or convert the $30,000,000 Drawdown into a new borrowing at either the then applicable one, three or six month LIBOR rate plus an applicable margin or at the prime rate. The Company elected to continue rolling this drawdown forward

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in monthly increments at the then applicable one-month LIBOR interest rates, inclusive of the applicable margin, until such time as the Company decided to repay the $30,000,000 Drawdown in full in January 2006 at which point the effective interest rate had risen to 6.12% (see Note 18). As of December 31, 2005, the Silicon Valley Bank Credit Line Amendment had an interest rate of 6.12% per annum. The Silicon Valley Bank Credit Line Amendment also features sublimits, which allow the Company to issue letters of credit, enter into foreign exchange forward contracts and make advances for cash management services. The Company’s utilization under any of these sublimits would have the effect of reducing the amount available for borrowing under the Silicon Valley Bank Credit Line Amendment during the period that such sublimits remain utilized and outstanding. As of December 31, 2005, the Company had utilized $6,680,000 under the letters of credit sublimit with the issuance of five letters of credit and, as a result, further reduced the amount of borrowings available to the Company from $50,000,000 to $13,320,000. The Silicon Valley Bank Credit Line Amendment is collateralized by substantially all of the Company’s domestic assets and contains several financial covenants which require compliance with maximum leverage ratios, working capital ratios and a minimum EBITDA target, which the Company is in full compliance of as of December 31, 2005. In addition, the Company’s ability to pay cash dividends is limited under the Silicon Valley Bank Credit Line Amendment, such that, without the prior written consent of Silicon Valley Bank, the aggregate amount of any cash dividends may not exceed 25% of the Company’s assets.

At the time the Company entered into the Silicon Valley Bank Credit Line Amendment, a total of $112,000 of issuance costs remained unamortized related to the original Silicon Valley Bank Credit. In addition, the Company incurred $342,000 of additional issuance costs to secure the Silicon Valley Bank Credit Line Amendment. In accordance with EITF Issue 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”, the Company has capitalized the total of such issuance costs, which are being amortized to interest expense using the effective interest method over the life of the Silicon Valley Bank Credit Line Amendment. These debt issuance costs, net of amortization, were $409,000 as of December 31, 2005.

12.    Stockholders’ Equity

In December 2002, the Company amended and restated its Certificate of Incorporation to change the authorized share capital to 300,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 25,000,000 has been designated Series A, 25,000,000 has been designated as Series A-1 and 50,000,000 is undesignated.

Preferred Stock

On December 31, 2002, as a result of the i-STT Acquisition, the Company issued 1,868,667 shares of Series A preferred stock to STT Communications. As of December 31, 2004, this preferred stock had a total liquidation value of $18,298,000. In November 2005, STT Communications elected to convert these shares into 1,868,667 shares of the Company’s common stock.

The rights, preferences and privileges of the Series A and Series A-1 preferred stock were as follows:

Voting Rights.    Holders of Series A preferred stock were entitled to one vote for each share of common stock into which such preferred stock could then be converted. Except as otherwise provided by the Delaware General Corporation Law, Series A-1 preferred stock shall have no voting rights. Until the earlier of either December 31, 2004 or the date on which less than 100 shares of the Company’s Series A preferred stock remained outstanding, the holders of shares of Series A preferred stock were entitled to elect a number of directors at any election of directors, as follows:

•	three directors for so long as the holders of Series A preferred stock collectively beneficially owned at least 30% of the Company’s outstanding voting stock;

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	two directors for so long as the holders of Series A preferred stock collectively beneficially owned at least 15% of the Company’s outstanding voting stock;

•	one director for so long as the holders of Series A preferred stock collectively beneficially owned at least 100 shares of the Company’s outstanding voting stock; and

•	no directors at such time as the holders of Series A preferred stock collectively beneficially owned less than 100 of the Company’s outstanding voting stock.

Effective December 31, 2004, these voting rights expired.

Dividend Rights.    Holders of Series A preferred stock and Series A-1 preferred stock were entitled to receive an amount equal to any dividend paid on the Company’s common stock as may be declared from time to time by the Company’s board of directors.

Liquidation Rights.    In the event of the Company’s liquidation, dissolution or winding up, the Company’s assets available for distribution to stockholders were to be distributed to holders of common stock, Series A preferred stock and Series A-1 preferred stock on a pro rata basis, based on the number of shares of common stock held by each assuming full conversion of Series A preferred stock and Series A-1 preferred stock, until holders of Series A preferred stock and Series A-1 preferred stock had received $9.792 per share of Series A preferred stock and Series A-1 preferred stock, plus the amount of any declared but unpaid dividends for each share of Series A preferred stock and Series A-1 preferred stock. Thereafter, any remaining available assets for distribution to stockholders were to be distributed among the holders of the Company’s common stock pro rata based on the number of shares of common stock held by each.

Redemption Rights.    Beginning after December 31, 2009, the Company was allowed any time it may lawfully do so, at the option of the Company’s board of directors, redeem some or all of the Series A preferred stock or Series A-1 preferred stock, on a pro rata basis, at a price in cash per share equal to the number of shares of the Company’s common stock into which such share may then be converted multiplied by the average closing sale price of the Company’s common stock on The Nasdaq National Market (or any trading system on which the Company’s common stock may then trade) over the 30 consecutive trading day period ending five trading days prior to the date of redemption. There were no sinking fund provisions applicable to the Company’s Series A preferred stock or Series A-1 preferred stock.

Conversion and Other Rights.    The Company’s Series A preferred stock was convertible at any time into shares of common stock on a one-for-one basis. The Company’s Series A-1 preferred stock was convertible into Series A preferred stock or shares of common stock on a one-for-one basis as long as the conversion of the Series A-1 preferred stock would not cause STT Communications to hold more than 40% of outstanding voting stock; however, this restriction was lifted subsequent to December 31, 2004. Notwithstanding this limitation, and except for limitations imposed by the HSR Antitrust Improvements Act of 1976, as amended (the “HSR Act”), the Company’s Series A-1 preferred stock was convertible into Series A preferred stock or common stock in the following circumstances:

•	STT Communications made a fully financed tender offer for all of the Company’s outstanding stock and at least 50% of the outstanding shares not held by STT Communications were tendered;

•	the Company commenced bankruptcy or reorganization proceedings;

•	a third party obtained a 15% interest in the Company;

•	the Company agreed to sell a 15% or greater interest in the Company to a third party;

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	the Company sold all or substantially all of its assets, or entered into an agreement to sell all or substantially all of its assets;

•	a third party commenced a bona fide, fully financed tender offer;

•	STT Communications’ nominees were not elected to our board of directors despite STT Communications voting in favor of such nominees;

•	the Company breached certain material agreements with STT Communications contained in the Financing or Combination agreements;

•	STT Communications’ interest in the Company fell below 10%; or

•	the Cash Trigger Warrants were exercised (see Note 8).

In addition, the Company was able to force all but 100 shares of the Company’s Series A preferred stock and all shares of Series A-1 preferred stock (subject to the conversion restrictions described above) to convert into shares of the Company’s common stock after the Company reported four consecutive quarters of net income. However, as mentioned above, all of the Company’s preferred stock was converted to common stock at the election of STT Communications in November 2005.

The Company’s Series A and Series A-1 preferred stock had no preemptive or other subscription rights.

Common Stock

On November 21, 2003, the Company sold 5,524,780 shares of common stock at a purchase price of $20.00 per share, which resulted in net proceeds to the Company of $104,443,000. The Company refers to this transaction as the follow-on equity offering (the “Follow-on Equity Offering).

As of December 31, 2005, the Company has reserved the following shares of authorized but unissued shares of common stock for future issuance:

Conversion of convertible subordinated debentures	2,183,548
Common stock options	5,863,145
Common stock purchase plans	795,909
Common stock warrants	10,688

8,853,290

Employee Stock Purchase Plans

In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”) under which 31,250 shares were reserved for issuance, and after January 1, 2005, no additional shares were added to the 2000 Purchase Plan. The last purchase under the 2000 Purchase Plan was in July 2005, at which time the 2000 Purchase Plan ceased and the unused reserved shares expired.

In June 2004, the Company’s stockholders approved the adoption of the 2004 Employee Stock Purchase Plan and International Employee Stock Purchase Plan (the “2004 Purchase Plans”, collectively with the 2000 Purchase Plan, the “Purchase Plans”) as successor plans to the 2000 Purchase Plan. A total of 500,000 shares have been reserved for issuance under the 2004 Purchase Plans, and the number of shares available for issuance under the 2004 Purchase Plans automatically increases on January 1 each year beginning in 2005 by the lesser of

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2% of the shares of common stock then outstanding or 500,000 shares. The 2004 Purchase Plans permit eligible employees to purchase common stock on favorable terms via payroll deductions, up to 15% of the employee’s cash compensation, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each February 14 and August 14 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 24 months with a purchase date every six months. The price of each share purchased is 85% of the lower of a) the fair market value per share of common stock on the last trading day before the commencement of the applicable offering period or b) the fair market value per share of common stock on the purchase date. The 2004 Purchase Plans are administered by the Compensation Committee of the Board of Directors, and such plans will terminate automatically in June 2014 unless a) the 2004 Purchase Plans are extended by the Board of Directors and b) the extension is approved within 12 months by the Company’s stockholders.

For the year ended December 31, 2005, 218,158 shares were issued under the Purchase Plans at a weighted average purchase price of $15.62 per share. For the year ended December 31, 2004, 314,637 shares were issued under the 2000 Purchase Plan at a weighted average purchase price of $4.24 per share. For the year ended December 31, 2003, 191,307 shares were issued under the 2000 Purchase Plan at a weighted average purchase price of $2.98 per share.

Stock Option Plans

In May 2000, the Company’s stockholders approved the adoption of the 2000 Equity Incentive Plan as the successor plan to the 1998 Stock Plan. In August 2000 the Company ceased to issue additional grants under the 1998 Stock Plan, and unexercised options under the predecessor 1998 Stock Plan that cancel due to an optionee’s termination may be reissued under the successor 2000 Equity Incentive Plan. Under the 2000 Equity Incentive Plan, nonstatutory stock options, restricted shares, restricted stock units, and stock appreciation rights may be granted to employees, outside directors and consultants at not less than 85% of the fair market value on the date of grant, and incentive stock options may be granted, for a limited time, to employees at not less than 100% of the fair market value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and options granted to employees and consultants on or after October 1, 2005 will generally expire seven years from the grant date, subject to continuous service of the optionee. As of December 31, 2005, the Company has reserved a total of 6,572,927 shares for issuance under the 2000 Equity Incentive Plan of which 659,964 were still available for grant, and the plan reserve may be increased on January 1 each year by the lesser of 6% of the common stock then outstanding or 6,000,000 shares. The 2000 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, and the Board may terminate or amend the plan, with approval of the stockholders as may be required by applicable regulations, at any time.

In May 2000, the Company’s stockholders approved the adoption of the 2000 Director Option Plan, which was amended and restated effective January 1, 2003. Under the 2000 Director Option Plan, each non-employee board member who was not previously an employee of the Company will receive an automatic initial nonstatutory stock option to purchase 7,000 shares (in addition to an option for 8,000 shares, or 13,000 if chairperson of the Audit Committee, granted from the 2000 Equity Incentive Plan), which vests in four annual installments. In addition, each non-employee board member will receive an annual nonstatutory stock option to purchase 2,500 shares (in addition to an option to purchase 2,500 shares granted from the 2000 Equity Incentive Plan) on the date of the Company’s regular Annual Meeting of Stockholders, provided the board member will continue to serve as a director thereafter. Such annual option shall vest in full on the earlier of a) the first anniversary of the grant, or b) the date of the regular Annual Meeting of Stockholders held in the year following the grant date. A new director who receives an initial option will not receive an annual option in the same calendar year. Options granted under the 2000 Director Option Plan will have an option price not less than 100%

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the fair market value on the date of grant and will have a 10-year contractual term, subject to continuous service of the board member. As of December 31, 2005, the Company has reserved 343,440 shares subject to options for issuance under the 2000 Director Option Plan of which 298,438 were still available for grant, and an additional 50,000 shares may be added to the reserve on January 1 each year. The 2000 Director Option Plan is administered by the Compensation Committee of the Board of Directors, and the Board may terminate or amend the plan, with approval of the stockholders as may be required by applicable regulations, at any time.

In September 2001, the Company adopted the 2001 Supplemental Stock Plan, under which nonstatutory stock options and restricted shares may be granted to consultants and employees who are not executive officers or board members, at not less than 85% of the fair market value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and options granted on or after October 1, 2005 will generally expire seven years from the grant date, subject to continuous service of the optionee. As of December 31, 2005, the Company has reserved a total of 1,493,961 shares for issuance under the 2001 Supplemental Stock Plan, of which 461,766 were still available for grant. The 2001 Supplemental Stock Plan is administered by the Compensation Committee of the Board of Directors, and the plan will continue in effect indefinitely unless the Board decides to terminate it earlier.

The 1998 Stock Plan, 2000 Equity Incentive Plan, 2000 Director Option Plan and 2001 Supplemental Stock Plan are collectively referred to as the “Stock Option Plans.”

A summary of the Stock Option Plans is as follows:

	Shares available for grant	Number of shares outstanding	Weighted-average exercise price per share
Balances, December 31, 2002	4,752,838	725,821	$65.51
Additional shares authorized	556,921	—	—
Options granted	(3,275,295)	3,275,295	5.52
Options exercised	—	(383,198)	4.02
Options forfeited	209,980	(209,980)	20.08

Balances, December 31, 2003	2,244,444	3,407,938	17.56
Additional shares authorized	955,066	—	—
Options granted	(1,523,200)	1,523,200	29.78
Options exercised	—	(1,038,306)	5.74
Options forfeited	91,038	(91,038)	28.50

Balances, December 31, 2004	1,767,348	3,801,794	25.42
Additional shares authorized	1,189,968	—	—
Options & restricted shares granted	(1,701,875)	1,701,875	34.15
Options exercised	—	(895,965)	9.01
Options forfeited	164,727	(164,727)	40.77

Balances, December 31, 2005	1,420,168	4,442,977	31.55

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about outstanding equity awards as of December 31, 2005:

	Outstanding				Exercisable
Range of exercise prices	Number of shares		Weighted-average remaining contractual life	Weighted-average exercise price	Number of shares	Weighted-average exercise price
$0.00	280,438	(1)	—	$0.00	—	$0.00
$ 2.13 to $ 8.49	743,101		7.17	3.49	660,324	3.42
$ 8.64 to $ 17.70	418,549		7.40	16.63	322,541	16.39
$ 18.61 to $ 26.81	444,589		7.94	25.85	184,074	25.57
$ 26.90 to $ 30.02	812,651		7.81	29.78	390,474	29.73
$ 30.38 to $ 39.38	466,611		7.59	35.77	115,343	34.75
$ 39.55 to $ 42.87	396,782		9.26	41.59	49,864	41.88
$ 42.91 to $ 45.09	635,309		9.11	44.73	132,940	44.81
$ 45.12 to $ 64.00	31,405		5.37	55.44	31,209	55.46
$ 71.04 to $100.80	8,601		5.09	89.29	8,574	89.34
$101.00 to $384.00	204,941		4.58	150.24	204,941	150.24

	4,442,977		7.80	31.55	2,100,284	32.98

(1)	Represents unissued and unvested shares subject to restricted stock grants.

The weighted-average remaining contractual life of options outstanding at December 31, 2005, 2004 and 2003 was 7.80 years, 8.37 years and 8.91 years, respectively. The weighted-average exercise price of options outstanding at December 31, 2005, 2004 and 2003 was $31.55, $25.42 and $17.56, respectively. The weighted-average exercise price of options exercisable at December 31, 2005, 2004 and 2003 was $32.98, $37.21 and $37.19, respectively.

Stock-Based Compensation

Employees

The Company used the intrinsic-value method prescribed in APB No. 25 in accounting for its stock-based compensation arrangements with employees through December 31, 2005. As a result, stock-based compensation expense was recognized for employee stock option grants in those instances in which (i) the fair value of the underlying common stock was greater than the exercise price of the stock option at the date of grant and (ii) employee stock option grants were modified subsequent to issuance, primarily in connection with termination of employment, as was the case with the Transition and Separation Agreement in November 2005, which resulted in $1,389,000 of stock-based compensation expense being recorded in the fourth quarter of 2005 (see “Employment Agreements” in Note 14). In addition, in February 2005, the Compensation Committee of the Board of Directors approved the issuance of 320,500 shares of restricted shares of common stock to executive officers pursuant to the 2000 Equity Incentive Plan. The restricted shares are subject to four-year vesting, and will only vest if the stock appreciates to certain pre-determined levels. These restricted shares are a compensatory plan under the provisions of APB Opinion No. 25 and are accounted for as variable awards. As a result, compensation cost will be adjusted for changes in the market price of the Company’s common stock until the restricted shares become vested. For further information on stock-based compensation, refer to “Stock-Based Compensation” and “Recent Accounting Pronouncements” in Note 1.

In total, the Company recorded deferred stock-based compensation, net of forfeitures, related to employees of $12,545,000 and $695,000 for the years ended December 31, 2005 and 2004, respectively. A total of

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$8,112,000, $1,459,000 and $2,818,000 has been amortized to stock-based compensation expense for the years ended December 31, 2005, 2004 and 2003, respectively, on an accelerated basis over the vesting period of the individual equity awards, in accordance with FASB Interpretation No. 28. As of December 31, 2005, there was a total of $4,692,000 of deferred stock-based compensation remaining to be amortized related to employee equity awards.

Non-Employees

The Company uses the fair value method to value options granted to non-employees. In connection with its grant of options to non-employees, the Company recorded deferred stock-based compensation of $402,000 and zero for the years ended December 31, 2005 and 2004, respectively. A total of $165,000, $8,000 and $87,000 has been amortized to stock-based compensation expense for the years ended December 31, 2005, 2004, and 2003, respectively. As of December 31, 2005, there was a total of $238,000 of deferred stock-based compensation remaining to be amortized related to non-employee equity awards.

There were four non-employee stock options grants during 2005. There were no non-employee stock options grants during 2004. There was one non-employee stock option grant during 2003. The Company’s calculations for non-employee grants were made using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2005	2004	2003
Dividend yield	0%	—	0%
Expected volatility	72%	—	110%
Risk-free interest rate	4.42%	—	4.62%
Contractual life (in years)	8.50	—	10.00

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

In addition, the Company has issued several warrants in connection with its capital lease and other financing obligations (see Note 5) and Senior Notes (see Note 6). No warrants were issued during 2005; however, the Convertible Secured Note Warrant (see Note 8) and the Hong Kong Lease Amendment Warrants (see Note 14) were exercised during 2005. In addition, VLL Loan Amendment Warrants covering 3,628 shares and Senior Note Warrants covering 8,230 shares were exercised during 2005.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has the following common stock warrants outstanding as of December 31, 2005:

	Underlying shares outstanding	Exercise price	Expiration date
Common stock warrants:
Heller Warrant	1,172	$128.00	June 26, 2006
VLL Loan Amendment Warrants	94	0.32	October 11, 2007
Senior Note Warrants	8,388	0.21	December 1, 2007
Headquarter Warrant	1,034	192.00	January 28, 2010

	10,688

13.    Income Taxes

Income or loss before income taxes is attributable to the following geographic locations for the years ended December 31 (in thousands):

	2005	2004	2003
United States	$(40,781)	$(60,319)	$(68,807)
Foreign	(1,288)	(8,159)	(15,364)

Loss before income taxes	$(42,069)	$(68,478)	$(84,171)

The provision for income tax of $543,000 for the year ended December 31, 2005 was primarily attributable to the federal and state alternative minimum tax. The provision for income tax of $153,000 for the year ended December 31, 2004 was primarily recorded for the Company’s foreign operations. No provision for federal income taxes was recorded from inception through December 31, 2003 as the Company incurred net operating losses (“NOL”) during this period.

State tax expense not based on income is included in general and administrative expenses and the aggregated amount was immaterial for the years ended December 31, 2005, 2004 and 2003.

The fiscal 2005, 2004 and 2003 income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pre-tax income (loss) as a result of the following for the years ended December 31 (in thousands):

	2005	2004	2003
Federal tax at statutory rate	$(14,724)	$(23,967)	$(29,460)
State taxes	128	—	—
Domestic NOL not benefitted	14,605	15,475	21,798
Foreign NOL not benefitted	451	2,936	4,707
Meals and entertainment	73	58	28
Non-cash interest expense	322	5,579	2,666
Stock option deduction	(726)	—	—
Other	414	72	261

Total tax expense	$543	$153	$—

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below as of December 31 (in thousands):

	2005	2004
Deferred tax assets:
Depreciation and amortization	$59,073	$42,663
Reserves	30,343	15,730
Charitable contributions	—	19
Deferred compensation	2,689	66
Capitalized start-up costs	—	195
Stock warrants	6,308	6,499
State tax	44	—
Net operating losses and credits	48,982	56,606

Gross deferred tax assets	147,439	121,778
Valuation allowance	(147,439)	(121,778)

Total deferred tax assets	$—	$—

The Company’s accounting for deferred taxes under SFAS No. 109 involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets in each tax jurisdiction. To support the Company’s conclusion that a 100% valuation allowance was required, the Company primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets and the absence of taxable income in prior carryback years. Although the Company’s operating plans assume taxable and operating income in future periods within the next several years, the Company’s evaluation of all the available evidence in assessing the realizability of the deferred tax assets indicates that such plans are not considered sufficient to overcome the available negative evidence. Approximately $735,000 of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current income when subsequently recognized. In addition, approximately $6,400,000 of the valuation allowance for deferred tax assets relates to the i-STT Acquisition in Singapore, the benefit from which will be allocated to goodwill associated with the i-STT Acquisition rather than current tax expense when subsequently recognized.

The valuation allowance increased by $25,661,000, $54,503,000 and $34,099,000 in fiscal 2005, 2004 and 2003, respectively. The change of valuation allowance in fiscal 2005 was primarily attributable to the increase in the temporary differences related to fixed assets and accruals. The changes of valuation allowance in fiscal 2004 and 2003 were primarily due to the increase in net operation loss generated in the years.

Federal and State tax laws, including California tax laws, impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. In 2003, the Company conducted an analysis to determine whether an ownership change had occurred due to the significant stock transactions in each of the reporting years disclosed. The analysis indicated that an ownership change occurred during the fiscal year 2002, which resulted in an annual limitation of approximately $819,000, for the net operating loss carryforwards generated prior to 2003 and therefore, the Company has substantially reduced its federal and state net operating loss carryforwards for the period prior to 2003 to approximately $16,400,000. Additionally, Section 382 of the Internal Revenue Code limits the Company’s ability to utilize the tax deductions associated with its depreciable assets as of the end of the 2002 tax year to offset the taxable income in future years, due to the existence of a Net Unrealized Built-In Loss (“NUBIL”) at the time of the change in control. Such a limitation will be effective for a five-year period

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsequent to the change in control through 2007. The Company has also updated the analysis for the fiscal year 2005 and concluded there was no ownership change under Section 382 of the Internal Revenue Code in the year.

The Company expects to pay a limited amount of tax for fiscal year 2006. The tax costs will be primarily limited to alternative minimum taxes as the Company anticipates utilizing its net operating loss carryforwards from post-2002 tax years and expects to have significant tax deductions attributable to stock options exercised in the year.

The Company has net operating loss carryforwards of approximately $65,000,000 and $50,000,000 available to reduce future taxable income for federal and state income tax purposes, respectively, as of December 31, 2005. The federal net operating loss carryforwards will begin to expire, if not utilized, in the year 2019. The state net operating loss carryforwards will begin to expire, if not utilized, in the year 2006. In addition, the Company’s foreign operations had approximately $88,400,000 of net operating loss and unclaimed capital allowance carryforwards available to reduce future taxable income for local income tax purposes. Approximately $21,400,000 of the foreign operating loss carryforwards will begin to expire, if not utilized, in the year 2006, while the rest of the foreign operating loss carryforwards can be carried forward indefinitely.

14.    Commitments and Contingencies

Operating Lease Terminations and Amendments

In October 2003, a wholly-owned subsidiary of the Company entered into an asset sale agreement with an affiliated company of STT Communications (the “Buyer”), which is also a current customer of Equinix, in which (a) the Company exited from its IBX center lease in Singapore (the “Pihana Singapore IBX Hub”) that the Company acquired in the Pihana Acqusition effective September 30, 2003, (b) the Buyer has entered into a new lease agreement directly with the landlord for the Pihana Singapore IBX Hub, (c) the Company sold the related assets located in and transferred certain agreements related to the operations of the Pihana Singapore IBX Center to the Buyer for one Singapore dollar (pursuant to the Pihana Acqusition, these assets had no value ascribed to them as the Pihana Singapore IBX Center was operating at a loss and generating negative cash flow), (d) the Company contemporaneously entered into a separate colocation agreement for a smaller portion of space in the Pihana Singapore IBX Center for 60 months in which the Company will be the customer of the Buyer at current fair value rates at the time (approximately $4,000 per month for approximately 1,980 square feet) and (e) the Buyer has agreed to procure additional IBX center services in the Company’s other Singapore IBX center that it acquired in the i-STT Acquisition at current fair value rates at the time (approximately $600 per month) (the “Singapore Asset Sale Agreement”). As a result of the Singapore Asset Sale Agreement, the Company surrendered several deposits related to the Pihana Singapore IBX Hub; however, this loss was offset by the write-off of the associated deferred rent and asset retirement obligation liabilities associated with the Pihana Singapore IBX Center resulting in a nominal loss on asset sale of $18,000. As a result of this transaction, the Company has only one primary IBX center in Singapore (the one acquired in the i-STT Acquisition) rather than two. The Company accounted for the Singapore Asset Sale Agreement consistent with the accounting provisions of SFAS No. 57, “Related Party Disclosures”, EITF 00-21, “Revenue Arrangements with Multiple Deliverables”, and APB No. 29, “Accounting for Non-Monetary Transactions.”

In May 2004, a wholly-owned subsidiary of the Company amended its lease for its Hong Kong IBX center (the “Amendment to the Hong Kong IBX Lease”). Pursuant to the terms of the Amendment to the Hong Kong IBX Lease, the Company amended the term of the lease and the monthly rent payments due under the lease. In addition, the Company issued a guarantee to the landlord that the Company’s wholly-owned Hong Kong subsidiary will comply with all terms of the amended lease for the remainder of the lease term. The remaining monthly lease payments covered under this guarantee through October 2013 total $6,488,000 as of December 31, 2005. In exchange for entering into the Amendment to the Hong Kong IBX Lease, the Company issued warrants to the

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

landlord to purchase 100,000 shares of the Company’s common stock at an exercise price of $15.00 per share, which were immediately exercisable (the “Hong Kong Lease Amendment Warrants”) and which were exercised for cash during 2005. The Hong Kong Warrants were valued at $2,477,000 using the Black-Scholes option-pricing model, which are being amortized to rent expense over the remaining term of the lease. The following assumptions were used in determining the fair value of the Hong Kong Warrants: fair market value per share of $28.13, dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 2.80% and a contractual life of seven years. The value of these warrants is included in other assets on the accompanying balance sheet as of December 31, 2005 and 2004. For the year ended December 31, 2005 and 2004, the Company recorded $259,000 and $194,000, respectively, of non-cash rent expense associated with the Hong Kong Lease Amendment Warrants.

In June 2004, a wholly-owned subsidiary of the Company amended its lease for its Tokyo IBX center (the “Amendment to the Tokyo IBX Lease”). Pursuant to the terms of the Amendment to the Tokyo IBX Lease, which is governed by Japanese law, the Company amended the monthly rent payments due under the lease for the remainder of the lease term commencing April 2004, resulting in a monthly reduction of 3,500,000 Japanese yen (approximately $30,000 as translated using effective exchange rates at December 31, 2005).

In October 2005, the Company announced that it had entered into an agreement for the early termination of its approximate 40 acre ground lease of real property in San Jose, California (the “San Jose Ground Lease”) whereby the Company will pay $40,000,000 over the next four years, commencing January 1, 2006, to terminate this lease, which would otherwise require significantly higher cumulative lease payments through 2020 (the “San Jose Ground Lease Termination”). As a result of the San Jose Ground Lease Termination, the Company recorded a significant restructuring charge in the fourth quarter of 2005 (see Note 17). Pursuant to the terms of the San Jose Ground Lease Termination, the revised lease termination date is December 31, 2007; however, the landlord has the right to terminate the San Jose Ground Lease prior to December 31, 2007 upon providing the Company at least ten days prior written notice. Regardless of the actual termination date for the San Jose Ground Lease, the Company is obligated to pay $40,000,000 over the next four years, commencing January 1, 2006, in equal quarterly installments. The Company does not currently use the San Jose Ground Lease property for any purpose.

Operating Lease Commitments

The Company currently leases the majority of its IBX centers and certain equipment under noncancelable operating lease agreements. The majority of the Company’s operating leases for its IBX centers expire at various dates expiring from 2010 through 2020 with renewal options available to the Company. The centers’ lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated rent expense abatement periods to better match the phased build-out of its centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent.

Minimum future operating lease payments as of December 31, 2005 are summarized as follows (in thousands):

Year ending:
2006	$26,497
2007	25,735
2008	24,592
2009	24,636
2010	24,009
2011 and thereafter	111,424

Total	$236,893

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rent expense was approximately $29,425,000, $30,837,000 and $28,646,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Deferred rent, primarily included in deferred rent and other liabilities on the accompanying balance sheets, was $18,792,000 and $22,915,000 as of December 31, 2005 and 2004, respectively.

In October 2005 and December 2004, the Company recorded restructuring charges related to three excess operating leaseholds that the Company intends to exit from (see Note 17). As a result, as of December 31, 2005, the Company had a restructuring accrual related to these excess operating leases totaling $49,831,000 on the accompanying balance sheet. As a result of already presenting the liability associated with these operating leases on the Company’s balance sheet, the future lease costs associated with these three leases for excess space are not presented in the operating lease totals presented above.

Other Purchase Commitments

Primarily as a result of the Company’s recent Sunnyvale IBX Acquisition, Chicago IBX Acquisition and Los Angeles IBX Acquisition (see Note 2), as of December 31, 2005, the Company was contractually committed for $20,274,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to bring these acquired IBX centers to Equinix standards prior to making them available to customers for installation, including the Required Capital Expenditure Spending for the New Los Angeles IBX. Furthermore and pursuant to the terms of the Mortgage Payable (see Note 5), the Company has agreed to invest at least $40,000,000 in capital improvements to the Ashburn Campus by December 31, 2007, which the Company expects to spend fully during 2006 as a result of the Washington, D.C. Metro Area IBX Expansion Project (see Note 18). Lastly, the Company has numerous other, smaller future purchase commitments in place as of December 31, 2005, such as commitments to purchase power in select locations, primarily in the U.S. and Singapore, through 2006 and 2007 and other open purchase orders which contractually bind the Company for good or services to be delivered or provided in 2006. Such other miscellaneous purchase commitments total $7,057,000 as of December 31, 2005.

Letter of Credit Commitments

In connection with five of our IBX operating leases, the Company has entered into five irrevocable letters of credit with Silicon Valley Bank. These letters of credit were provided in lieu of cash deposits under the Letters of Credit Sublimit provision in connection with the Silicon Valley Bank Credit Line Amendment (see Note 11). The letters of credit total $6,680,000, are collateralized by the Silicon Valley Bank Credit Line and automatically renew in successive one-year periods until the final lease expiration dates. If the landlords for any of these IBX operating leases decide to draw down on these letters of credit, the Company will be required to fund these letters of credit.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 13, 2004, the Court certified a Section 11 class in four of the six cases that were the subject of class certification motions and determined that the class period for Section 11 claims is the period between the IPO and the date that unregistered shares entered the market. The Court noted that its decision on those cases is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Equinix case. Until the settlement is finalized and approved by the Court, or in the event such settlement is not approved, the Company and its officers and directors intend to continue to defend the actions vigorously. While an unfavorable outcome to this case is reasonably possible, and the Company can estimate its potential exposure to be less than approximately $3.4 million, it is not probable. As a result, the Company has not accrued for any settlements in connection with this litigation as of December 31, 2005.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

circumstances, the Company makes the necessary property tax accruals for each of its reporting periods. However, revisions in the Company’s estimates of the potential or actual liability could materially impact the financial position, results of operations or cash flows of the Company.

In July 2005, the Company received a Notice of Proposed Assessment of Income Tax from the state of Hawaii asserting a tax deficiency, plus interest, totaling $613,000 (the “Tax Assessment”). The deficiency is stemmed from certain refundable tax credits that the state of Hawaii subsequently disallowed in the examination of the Hawaii income tax returns for the tax years of 2000 and 2001 filed by Pihana, which the Company acquired on December 31, 2002. The Company strongly believes the disallowance of the refundable tax credits by the state of Hawaii is inconsistent with the applicable tax laws and that it has meritorious defenses to the claim. The Company intends to oppose the Tax Assessment vigorously and will file a timely request with the Board of Review in the state of Hawaii to appeal the Tax Assessment. The Company does not believe it is probable it will be required to pay the Tax Assessment upon the completion of the appeals process. As a result, the Company has not accrued for any loss contingencies in connection with this Tax Assessment as of December 31, 2005.

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

Employment Agreements

In January 2001, the Company had agreed to indemnify an officer of the Company for any claims brought by his former employer under an employment and non-compete agreement the officer had with this employer. As of December 31, 2005, no claims had been made by the former employer.

Through September 2003, the Company had entered into severance agreements with certain of its executive officers. Under the terms of the agreements, the officers are entitled to one year’s salary, bonus and certain healthcare benefits in the event of an involuntary termination for reasons other than cause. In the fourth quarter of 2005, the Company had accrued $318,000 in connection with one of the these severance agreements for an executive officer whose employment with the Company ended in early 2006 as agreed upon during the fourth quarter of 2005.

In November 2005, the Company entered into a transition and separation agreement with one of the Company’s executive officers in which the agreed-upon separation date with the Company would be in March 2006 (the “Transition and Separation Agreement”). Pursuant to the terms of the Transition and Separation Agreement, the Company accrued $668,000 of severance-related costs during 2005. In addition, the Company modified all outstanding stock option grants for this executive officer and, as a result, the Company recorded $1,389,000 of stock-based compensation expense during the fourth quarter of 2005 in connection with these modifications.

Employee Benefit Plan

The Company has a 401(k) Plan that allows eligible employees to contribute a portion of their compensation, limited to $14,000 in 2005. Employee contributions and earnings thereon vest immediately. Although the Company may make discretionary contributions to the 401(k) Plan, no contributions have ever been

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

made as of December 31, 2005. However, commencing in 2006, the Company has elected to begin making contributions on behalf of its employees, which will be limited to 50 percent of the employees’ first 6% of salary deferred into their 401(k) account and will be subject to vesting based on the individual employee’s start date.

Guarantor Arrangements

As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no significant liabilities recorded for these agreements as of December 31, 2005.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no significant liabilities recorded for these agreements as of December 31, 2005.

The Company enters into arrangements with its business partners, whereby the business partner agrees to provide services as a subcontractor for the Company’s implementations. The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage, of its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no significant liabilities recorded for these agreements as of December 31, 2005.

The Company has service level commitment obligations to certain of its customers. As a result, service interruptions or significant equipment damage in the Company’s IBX centers, whether or not within our control, could result in service level commitments to these customers. The Company’s liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet the Company’s service level commitment obligations, particularly in the early stage of the Company’s development, could reduce the confidence of the Company’s customers and could consequently impair the Company’s ability to obtain and retain customers, which would adversely affect both the Company’s ability to generate revenues and the Company’s operating results. Historically, these service level credits have not been significant; however, during the year ended December 31, 2005, the Company recorded a total of $457,000 in service level credits to various customers primarily in connection with two separate power outages that affected the Company’s Chicago

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and Washington, D.C. metro area IBX centers. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized. The Company has no significant liabilities in connection with service level credits as of December 31, 2005.

Under the terms of the Combination Agreement, the Company is contractually obligated to use commercially reasonable efforts to ensure that at all times from and after the closing of the Combination, until such time as neither STT Communications nor its affiliates hold the Company’s capital stock or debt securities (or the capital stock received upon conversion of the debt securities) received by STT Communications in connection with the Combination, that none of the Company’s capital stock issued to STT Communications is constituted as “United States real property interests” within the meaning of Section 897(c) of the Internal Revenue Code of 1986. Under Section 897(c) of the Code, the Company’s capital stock issued to STT Communications would generally constitute “United States real property interests” at such point in time that the fair market value of the “United States real property interests” owned by the Company equals or exceeds 50% of the sum of the aggregate fair market values of (a) the Company’s “United States real property interests,” (b) the Company’s interests in real property located outside the U.S., and (c) any other assets held by the Company which are used or held for use in the Company’s trade or business. The Company refers to this provision in the Combination Agreement as the FIRPTA covenant. Pursuant to the FIRPTA covenant, the Company may be forced to take commercially reasonable proactive steps to ensure the Company’s compliance with the FIRPTA covenant, including, but not limited to, (a) a sale-leaseback transaction with respect to all real property interests, or (b) the formation of a holding company organized under the laws of the Republic of Singapore which would issue shares of its capital stock in exchange for all of the Company’s outstanding stock (this reorganization would require the submission of that transaction to the Company’s stockholders for their approval and the consummation of that exchange). The Company has entered into an agreement with STT Communications and its affiliate pursuant to which, the Company will no longer be bound by the FIRPTA covenant as of September 30, 2009. Currently, the Company is in compliance with the FIRPTA covenant. The Company has no liabilities recorded related to non-compliance with the FIRPTA covenant as of December 31, 2005.

When as part of an acquisition the Company acquires all of the stock or all of the assets and liabilities of a company, the Company assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. The Company has no significant liabilities recorded for any such liabilities as of December 31, 2005; however, refer to “Estimated and Contingent Liabilities” above.

The majority of our operating leases are signed by wholly-owned subsidiaries of the Company. In certain of these cases, particularly for the leases of our IBX properties, the landlord has asked the Company to issue a guarantee to the landlord that these wholly-owned subsidiaries of the Company will comply with all terms of the lease for the remainder of the lease term. The vast majority of such leases are accounted for as an operating lease and, as a result, future operating lease payments are not recorded on our balance sheet. For a summary of these future operating lease commitments, refer to “Operating Lease Commitments” above. The Company believes that it has sufficient cash, coupled with anticipated cash flows generated from operations, to meet the Company’s currently identified business objectives and that the Company and its wholly-owned subsidiaries will be able to comply with all terms of these leases for the remainder of their lease terms. The Company has no significant liabilities recorded for these guarantor agreements as of December 31, 2005.

15.    Related Party Transactions

Trade Activity with Affiliates of STT Communications and Other Related Parties

A significant amount of the Company’s Asia-Pacific revenues are generated in Singapore and a significant portion of the business in Singapore is transacted with entities affiliated with STT Communications, which is the

Company’s single largest stockholder. For the year ended December 31, 2005, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $6,034,000 and as of December 31, 2005, accounts receivable with these related parties was $811,000. For the year ended December 31, 2005, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $3,148,000 and as of December 31, 2005, accounts payable with these related parties was $574,000. For the year ended December 31, 2004, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $5,347,000 and as of December 31, 2004, accounts receivable with these related parties was $955,000. For the year ended December 31, 2004, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $2,701,000 and as of December 31, 2004, accounts payable with these related parties was $281,000. For the year ended December 31, 2003, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $6,946,000, and as of December 31, 2003, accounts receivable with these related parties was $1,393,000. For the year ended December 31, 2003, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $481,000, and as of December 31, 2003, accounts payable with these related parties was $139,000.

Other Transactions

During 2003, the Company entered into an agreement with STT Communications to wind-down the Company’s Thailand joint venture (see Note 1). In October 2003, the Company entered into an asset sale agreement with an affiliate of STT Communications (see Note 14). In November 2004, the Company and STT Communications entered into an Omnibus Amendment Agreement in which STT Communications’ security interests in the Company in connection with the Financing were lifted, except for one of the Company’s cash accounts, secured in the amount of any outstanding STT Convertible Secured Notes plus six months of forward-looking interest. (see Note 8). During 2005, all of the outstanding STT Convertible Secured Notes and accrued and unpaid interest through November 7, 2005, was converted into 4,384,794 shares of the Company’s stock (see Note 8).

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

The Company’s geographic statement of operations disclosures are as follows for the years ended December 31 (in thousands):

	2005	2004	2003
Total revenues:
United States	$191,390	$141,598	$99,669
Asia-Pacific	29,667	22,073	18,273

	$221,057	$163,671	$117,942

Cost of revenues:
United States	$138,249	$118,311	$107,477
Asia-Pacific	20,105	18,639	20,644

	$158,354	$136,950	$128,121

Loss from operations:
United States	$(35,448)	$(34,107)	$(48,621)
Asia-Pacific	(1,325)	(7,955)	(15,334)

	$(36,773)	$(42,062)	$(63,955)

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s long-lived assets are located in the following geographic areas as of December 31 (in thousands):

	2005	2004
United States	$457,280	$360,694
Asia-Pacific	32,005	34,022

	$489,285	$394,716

The Company’s goodwill totaling $21,654,000 and $22,018,000 as of December 31, 2005 and 2004, respectively, is part of the Company’s Singapore reporting unit, which is reported within the Asia-Pacific segment.

Revenue information on a services basis is as follows (in thousands):

	2005	2004	2003
Colocation	$152,606	$111,986	$77,136
Interconnection	40,877	31,414	20,361
Managed infrastructure	14,208	11,049	12,492
Rental	312	—	—

Recurring revenues	208,003	154,449	109,989
Non-recurring revenues	13,054	9,222	7,953

	$220,057	$163,671	$117,942

17.    Restructuring Charges

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the movement in the 2004 accrued restructuring charges from December 31, 2004 to December 31, 2005 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2004	Accretion expense	Cash payments	Accrued restructuring charge as of December 31, 2005
Estimated lease exit costs	$14,750	$873	$(1,921)	$13,702

	14,750	$873	$(1,921)	13,702

Less current portion	(1,952)			(2,171)

	$12,798			$11,531

A summary of the 2004 restructuring charges through December 31, 2004 is outlined as follows (in thousands):

	Total 2004 restructuring charges	Non-cash charges	Transfer of deferred rent liability	Accrued restructuring charge as of December 31, 2004
Estimated lease exit costs	$13,869	$—	$881	$14,750
Write-off of property and equipment	3,816	(3,816)	—	—

	$17,685	$(3,816)	$881	14,750

Less current portion				(1,952)

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s minimum future payments associated with these two excess space leases is as follows (in thousands):

2006	$2,765
2007	3,217
2008	3,262
2009	3,309
2010	3,357
2011 and thereafter	16,607

32,517
Less amount representing estimated subrental income and expense	(15,466)

17,051
Less amount representing accretion	(3,349)

13,702
Less current portion	(2,171)

$11,531

2005 Restructuring Charges

In October 2005, in light of the availability of fully or partially built-out data centers in the Silicon Valley, including the possibility of expansion among some of the four IBX centers we currently have in the Silicon Valley, the Company made the decision that retaining the approximately 40 acre San Jose Ground Lease for future expansion was no longer economical. In conjunction with this decision, the Company entered into an agreement with the landlord of this property for the early termination of the San Jose Ground Lease property whereby the Company will pay $40,000,000 over the next four years plus property taxes, commencing January 1, 2006, to terminate this lease, which would otherwise require significantly higher cumulative lease payments through 2020 (see Note 14) (the “San Jose Ground Lease Termination”). As a result of the San Jose Ground Lease Termination, the Company recorded a $33,814,000 restructuring charge in the fourth quarter of 2005, which represents the present value of the Company’s estimated future cash payments to exit this property, as well as the write-off of all remaining property and equipment attributed to the development of this property.

The Company estimated the future cash payments required to exit the San Jose Ground Lease, net of any estimated subrental income and expense, through the remainder of these lease terms and then calculated the present value of such future cash flows in order to determine the appropriate restructuring charge to record. The Company’s use of this property terminates on December 31, 2007 and can be terminated at any time prior to December 31, 2007 upon the landlord providing the Company at least ten days prior written notice; however, even if the landlord early terminates, the Company is still required to pay the full $40,000,000 of payments due. In future periods, the Company will record accretion expense to accrete its accrued restructuring liability up to an amount equal to the total estimated future cash payments necessary to complete the exit of the San Jose Ground Lease.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the 2005 restructuring charges through December 31, 2005 is outlined as follows (in thousands):

	Total 2005 restructuring charges	Non-cash charges	Transfer of deferred rent liability	Accretion expense	Cash payments	Accrued restructuring charge as of December 31, 2005
Estimated lease exit costs	$32,328	$—	$4,441	$505	$(1,145)	$36,129
Write-off of property and equipment	1,486	(1,486)	—	—	—	—

	$33,814	$(1,486)	$4,441	$505	$(1,145)	36,129

Less current portion						(10,229)

						$25,900

Prior to the Company’s decision to exit the San Jose Ground Lease in October 2005, the Company had recorded deferred rent in connection with this leasehold as it straightlined the associated rent expense from lease inception in May 2000 to October 2005 totaling $4,441,000. In conjunction with the Company’s decision to exit from the San Jose Ground Lease, the Company reclassified this deferred rent liability from deferred rent to accrued restructuring charges as of October 31, 2005 and adjusted the restructuring charge accordingly.

The Company’s minimum future payments associated with the San Jose Ground Lease are as follows (in thousands):

2006	$10,734
2007	10,737
2008	10,000
2009	10,000
2010	—
2011 and thereafter	—

41,471
Less amount representing estimated subrental income and expense	—

41,471
Less amount representing accretion	(5,342)

36,129
Less current portion	(10,229)

$25,900

18.    Subsequent Events

On January 1, 2006, pursuant to the provisions of the Company’s stock plans (see Note 12), the number of common shares in reserve automatically increased by 1,646,674 shares for the 2000 Equity Incentive Plan, 500,000 shares for the 2004 Purchase Plans and 50,000 shares for the 2000 Director Option Plan.

In January 2006, the Company fully repaid the $30,000,000 Drawdown from the Silicon Valley Bank Credit Line Agreement (see Note 11).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2006, the Compensation Committee of the Board of Directors approved stock options to be granted to employees, excluding executive officers, to purchase an aggregate of 648,500 shares of common stock as part of the Company’s annual refresh program. The actual grant date and the exercise price of such stock options are expected to be determined sometime in March 2006. In addition, the Compensation Committee of the Board of Directors also approved the issuance of 250,000 shares of restricted shares of common stock to executive officers pursuant to the 2000 Equity Incentive Plan. The restricted shares are subject to four-year vesting, and will only vest if the stock appreciates at pre-determined levels. All such equity awards will be accounted for under the provisions of SFAS No. 123(R), “Share-Based Payment,” and related pronouncements, which are expected to have a significant impact to the Company. For further information on stock-based compensation, refer to “Stock-Based Compensation” and “Recent Accounting Pronouncements” in Note 1.

In February 2006, the Company announced its intention to build out a new IBX center within the Ashburn Campus (see Note 2) in order to further expand its existing Washington, D.C. metro area IBX center. The Company intends to build out one of the undeveloped buildings located on the Ashburn Campus for a cost of approximately $50,000,000 to $55,000,000, of which approximately $40,000,000 is expected to be incurred in 2006. The center will feature an updated design that will enable the Company to support the increased power and cooling demands of customers. The Company intends to open the new center for customers in early 2007 (the “Washington, D.C. Metro Area IBX Expansion Project”). The Washington, D.C. Metro Area IBX Expansion Project will fulfill the Company’s requirement to invest at least $40,000,000 in capital improvements to the Ashburn Campus by December 31, 2007 pursuant to the terms of the Mortgage Payable (see Note 5).

In February 2006, the Company entered into a definitive purchase and sale agreement to purchase a vacant 228,000 square foot standalone office/warehouse complex in the Chicago metro area for $9,750,000, payable upon closing. The agreement is subject to numerous closing conditions, including the satisfactory completion by the Company of a comprehensive due diligence review of the property. As part of the evaluation process, the Company is considering several partnering and financing options for building out this center and is also evaluating options to build out this center in a phased approach. A new center would be interconnected to the Company’s downtown Chicago IBX center through redundant dark fiber links managed by the Company (the “Chicago Metro Area IBX Expansion Project”). If the Company pursues the Chicago Metro Area IBX Expansion Project, additional significant capital expenditures would be required in order to build out a new IBX center on this property.

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

The following table presents selected quarterly information for fiscal 2005 and 2004:

	First quarter		Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
2005:
Revenues	$48,684		$52,479	$58,096	$61,798
Net loss	(5,794)		(3,431)	(783)	(32,604	)(a)
Basic and diluted net loss per share	(0.26)		(0.14)	(0.03)	(1.25)

2004:
Revenues	$36,820		$39,423	$42,439	$44,989
Net loss	(30,142	)(b)	(9,205)	(6,615)	(22,669	)(c)
Basic and diluted net loss per share	(2.00)		(0.51)	(0.36)	(1.21)

(a)	Includes a $33,814,000 restructuring charge (see Note 17).
(b)	Includes a $16,211,000 loss on debt extinguishment and conversion (see Note 10).
(c)	Includes a $17,685,000 restructuring charge (see Note 17).