Form 10-Q
period 2006-03-31
EQUINIX INC
filed 2006-05-03
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares outstanding of the Registrant’s Common Stock as of March 31, 2006 was 28,560,002.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,125	$119,267
Short-term investments	62,651	52,105
Accounts receivable, net	18,470	17,237
Prepaids and other current assets	4,675	3,103

Total current assets	166,921	191,712
Long-term investments	18,447	17,483
Property and equipment, net	449,236	438,790
Goodwill	22,277	21,654
Debt issuance costs, net	2,867	3,075
Other assets	9,668	8,283

Total assets	$669,416	$680,997

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$21,185	$22,557
Accrued property and equipment	18,295	15,783
Borrowings from credit line	—	30,000
Current portion of accrued restructuring charges	13,060	12,400
Current portion of capital lease and other financing obligations	1,650	1,552
Current portion of mortgage payable	1,285	1,159
Other current liabilities	7,114	7,972

Total current liabilities	62,589	91,423
Accrued restructuring charges, less current portion	34,658	37,431
Capital lease and other financing obligations, less current portion	94,191	94,653
Mortgage payable, less current portion	58,510	58,841
Convertible subordinated debentures	86,250	86,250
Deferred rent and other liabilities	26,318	23,726

Total liabilities	362,516	392,324

Stockholders’ equity:
Common stock	29	27
Additional paid-in capital	857,040	839,497
Deferred stock-based compensation	—	(4,930)
Accumulated other comprehensive income	1,948	1,126
Accumulated deficit	(552,117)	(547,047)

Total stockholders’ equity	306,900	288,673

Total liabilities and stockholders’ equity	$669,416	$680,997

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended March 31,
	2006	2005
	(unaudited)
Revenues	$64,869	$48,684

Costs and operating expenses:
Cost of revenues	43,345	36,873
Sales and marketing	7,198	4,819
General and administrative	17,130	10,489

Total costs and operating expenses	67,673	52,181

Loss from operations	(2,804)	(3,497)

Interest income	1,611	667
Interest expense	(3,868)	(2,459)

Loss before income taxes and cumulative effect of a change in accounting principle	(5,061)	(5,289)

Income taxes	(385)	(505)

Net loss before cumulative effect of a change in accounting principle	(5,446)	(5,794)

Cumulative effect of a change in accounting principle for stock-based compensation (net of income taxes of $0)	376	—

Net loss	$(5,070)	$(5,794)

Net loss per share:
Basic and diluted net loss per share before cumulative effect of a change in accounting principle	$(0.20)	$(0.26)
Cumulative effect of a change in accounting principle	0.02	—

Basic and diluted net loss per share	$(0.18)	$(0.26)

Weighted average shares	27,848	21,898

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(5,070)	$(5,794)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	16,701	14,967
Stock-based compensation	7,758	2,444
Accretion of asset retirement obligation and accrued restructuring charges	969	343
Amortization of intangible assets and non-cash prepaid rent	211	80
Non-cash interest expense	208	905
Allowance for (recovery of) doubtful accounts	18	(58)
Loss on disposal of assets	1	3
Cumulative effect of a change in accounting principle	(376)	—
Excess tax benefits from stock-based compensation	(370)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,251)	(2,264)
Prepaids and other assets	(1,196)	4,548
Accounts payable and accrued expenses	(993)	(450)
Accrued restructuring charges	(2,957)	(482)
Other liabilities	(862)	1,151

Net cash provided by operating activities	12,791	15,393

Cash flows from investing activities:
Purchases of investments	(24,747)	(31,736)
Sales of investments	—	8,602
Maturities of investments	13,269	31,123
Purchases of property and equipment	(26,613)	(5,523)
Accrued property and equipment	2,512	(643)
Proceeds from sale of property and equipment	6	—

Net cash provided by (used in) investing activities	(35,573)	1,823

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plans	14,714	4,347
Repayment of borrowings from credit line	(30,000)	—
Repayment of capital lease and other financing obligations	(364)	(3,222)
Repayment of mortgage payable	(205)	—
Excess tax benefits from stock-based compensation	370	—

Net cash provided by (used in) financing activities	(15,485)	1,125

Effect of foreign currency exchange rates on cash and cash equivalents	125	(69)
Net increase (decrease) in cash and cash equivalents	(38,142)	18,272
Cash and cash equivalents at beginning of period	119,267	25,938

Cash and cash equivalents at end of period	$81,125	$44,210

Supplemental cash flow information:
Cash paid for taxes	$545	$—

Cash paid for interest	$3,943	$2,069

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. (“Equinix” or the “Company”) and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The balance sheet at December 31, 2005 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Equinix’s Form 10-K as filed with the SEC on March 16, 2006. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

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

As of March 31, 2006, the Company had $162,223,000 of cash, cash equivalents and short-term and long-term investments. In addition, as of March 31, 2006, the Company had $43,320,000 of additional liquidity available to it under the Company’s Silicon Valley Bank Credit Line in the event the Company needs additional cash to pursue attractive strategic opportunities that may become available in the future (see Note 9). While the Company had generated negative operating cash flow in each annual period since inception through 2003, commencing with the quarter ended September 30, 2003 the Company started to generate positive operating cash flow. Since then, the Company has generated cash flow from its operations throughout 2004 and 2005 and expects this trend to continue throughout 2006 and beyond. While the Company expects that its cash flow from operations will continue to grow, due to its recently announced Washington, D.C. Metro Area IBX Expansion Project and Chicago Metro Area IBX Expansion Project (see Note 2), the Company expects its cash flow used in investing activities, primarily as a result of its expected purchases of property and equipment to complete these expansion projects, will also increase and are expected to be greater than the Company’s cash flows generated from operating activities. As a result, although the Company believes it has sufficient cash, coupled with anticipated cash generated from operating activities, to meet its currently identified business objectives for at least the next twelve months, the Company will investigate financing opportunities in connection with the Chicago Metro Area IBX Expansion Project in order to minimize expected cash outlays to pursue this project and in order to continue to meet its cash requirements to fund its other capital expenditures, debt service and corporate overhead requirements (excluding the purchases, sales and maturities of our short-term and long-term investments).

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

The Company occasionally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have generally not been significant. There were no significant service level credits recorded during the three months ended March 31, 2006 and 2005.

Revenue is recognized only when the service has been provided and when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. It is customary business practice to obtain a signed master sales agreement and sales order prior to recognizing revenue in an arrangement. The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company generally does not request collateral from its customers although in certain cases the Company obtains a security interest in a customer’s equipment placed in its IBX centers or obtains a deposit. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. In addition, Equinix also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for which the Company had expected to collect the revenues. If the financial condition of Equinix’s customers were to deteriorate or if they become insolvent, resulting in an impairment of their ability to make payments, greater allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the Company’s reserves. A specific bad debt reserve of up to the full amount of a particular invoice value is provided for certain problematic customer balances. A general reserve is established for all other accounts based on the age of the invoices and an analysis of historical credits issued. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share;” SEC Staff Accounting Bulletin (“SAB”) No. 98; EITF Issue 03-6, “Participating Securities and the Two-Class Method Under FASB 128;” EITF Issue 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” and SFAS No. 123(R), “Share-Based Payment.” Under the provisions of SFAS No. 128, SAB No. 98, EITF Issues 03-6 and 04-8 and SFAS No. 123R, basic and diluted net loss per share are computed using the weighted-average number of common shares outstanding. Options, warrants and contingently convertible instruments were not included in the computation of diluted net loss per share. Under EITF Issue 03-6, the Company’s preferred stock qualified as a participating security, but was not included in the Company’s basic and diluted net loss per share calculations for prior periods as the holder of preferred stock did not have a contractual obligation to share in the Company’s losses. In addition, under EITF 04-8, the Company’s Convertible Subordinated Debentures qualify as contingently convertible instruments; however, they were not included in the Company’s diluted net loss per share calculations because to do so would be anti-dilutive for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts) (unaudited):

	Three months ended March 31,
	2006	2005
Numerator:
Net loss	$(5,070)	$(5,794)

Denominator:
Weighted average shares	28,073	21,898
Weighted average unvested restricted shares issued subject to forfeiture	(225)	—

Total weighted average shares	27,848	21,898

Net loss per share:
Basic and diluted	$(0.18)	$(0.26)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (unaudited):

	March 31,
	2006	2005
Series A preferred stock	—	1,868,667
Series A preferred stock warrant	—	965,674
Shares reserved for conversion of convertible secured notes	—	209,560
Shares reserved for conversion of convertible subordinated debentures	2,183,548	2,183,548
Unvested restricted shares issued subject to forfeiture	250,000	—
Common stock warrants	10,662	273,233
Common stock related to stock-based compensation plans	4,290,087	4,698,359

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

The Company is currently in a net deferred tax asset position, which has been fully reserved. The Company will continue to provide a valuation allowance for the net deferred tax asset until it becomes more likely than not that the net deferred tax asset will be realizable. For the three months ended March 31, 2006 and 2005, the Company recorded a tax provision of $385,000 and $505,000, respectively. The tax provision recorded in each of these periods is attributable primarily to federal alternative minimum tax. The Company expects the alternative minimum tax situation to continue throughout the current taxable year based on its financial outlook for the year. The Company has recorded this income tax provision within accounts payable and accrued expenses on the accompanying balance sheets as of March 31, 2006 and December 31, 2005, along with other taxes, such as personal and real property taxes (see Note 6). During the three months ended March 31, 2006, the Company reduced $370,000 of this income tax payable within accounts payable and accrued expenses to additional paid-in capital as a result of excess tax benefits associated with the stock options exercised by employees during the period.

Construction in Progress

Construction in progress includes direct and indirect expenditures for the construction and expansion of IBX centers and is stated at original cost. The Company has contracted out substantially all of the construction and expansion efforts of its IBX centers to independent contractors under construction contracts. Construction in progress includes certain costs incurred under a construction contract including project management services, engineering and schematic design services, design development and construction services and other construction-related fees and services. In addition, the Company has capitalized certain interest costs during the construction phase. Once an IBX center or expansion project becomes operational, these capitalized costs are allocated to certain property and equipment categories and are depreciated at the appropriate rates consistent with the estimated useful life of the underlying assets.

Interest incurred is capitalized in accordance with SFAS No. 34, “Capitalization of Interest Costs.” Total interest cost incurred and total interest capitalized during the three months ended March 31, 2006, was $4,131,000 and $263,000, respectively. There was no interest capitalized during the three months ended March 31, 2005.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

During the three months ended March 31, 2006 and 2005, the Company recorded accretion expense related to its asset retirement obligations of $125,000 and $119,000, respectively.

Stock-Based Compensation

The Company adopted the provisions of, and accounts for stock-based compensation in accordance with, SFAS No. 123(R), “Share-Based Payment,” and related pronouncements (“SFAS 123(R)”), during the first quarter of fiscal 2006. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period. The Company has three types of equity awards or plans, which have been impacted by SFAS 123(R): (i) stock options, (ii) restricted stock with both a service and market price condition and (iii) an employee stock purchase plan (“ESPP”). SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees,” (“APB 25”) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). As a result of the Company’s adoption of SFAS 123(R), the Company recorded stock-based compensation expense of $7,758,000 for the three months ended March 31, 2006. For the three months ended March 31, 2005, the Company recorded stock-based compensation expense in accordance with APB 25 of $2,444,000.

The Company currently uses the Black-Scholes option-pricing model to determine the fair value of stock options and shares purchased under the employee stock purchase plan as they only have a service condition. The Company currently uses a Monte Carlo simulation option-pricing model to determine the fair value of its restricted stock grants since they have both a service and market price condition. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards; actual and projected employee stock option exercise behaviors, which is referred to as expected term; risk-free interest rate and expected dividends.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for employee stock options had generally been recognized in the Company’s consolidated statements of operations because the exercise price of its stock options granted to employees and directors since the date of our initial public offering generally equaled the fair market value of the underlying stock at the date of grant. The Company did, however, recognize stock-based compensation in connection with its restricted stock grants, granted for the first time in the first quarter of 2005, as these were deemed to be a compensatory plan under the provisions of APB 25 and, as a result, were accounted for as variable awards in the Company’s consolidated statements of operation.

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three months ended March 31, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation expense from the accelerated multiple-option method to the ratable single-option method for stock options and its ESPP; however, restricted stock grants will continue to be amortized over the accelerated multiple-option method due to their market price condition. Compensation expense for all stock-based awards granted on or prior to December 31, 2005, will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all stock-based awards granted subsequent to December 31, 2005, will be recognized using the ratable single-option method (except for restricted stock as discussed above). Stock-based compensation expense recognized in the Company’s results for the first quarter of fiscal year 2006 is based on awards ultimately expected to vest; it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures. Prior to fiscal year 2006, the Company accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123 and for any stock-based compensation that the Company did record to its statements of operations under APB 25.

The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in SAB 107. The Company estimates the volatility of its common stock by using its historical volatility that the Company believes is the best representative of its future volatility in accordance with SAB 107. The Company bases the risk-free interest rate that it uses in its option-pricing models on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on its equity awards. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in its option-pricing models. Generally, stock options granted prior to October 1, 2005 have a contractual term of ten years from the date of grant, and stock options granted on or after October 1, 2005 have a contractual term of seven years from the date of grant.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” that allows for a simplified method to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company is still in the process of calculating the APIC pool and has not yet determined if it will elect to adopt the simplified method.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

If factors change and the Company employs different assumptions for estimating stock-based compensation expense in future periods or if it decides to use a different valuation model in the future, the future periods may differ significantly from what the Company has recorded in the current period and could materially affect its operating results, net income or loss and net income or loss per share.

For further information on stock-based compensation, see Note 10 below.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
	(unaudited)
Goodwill	$22,277	$21,654

Other intangibles:
Intangible asset - customer contracts	4,159	4,051
Intangible asset - leases	1,017	—
Intangible asset - tradename	322	313
Intangible asset - workforce	160	160
Intangible asset - lease expenses	111	—

	5,769	4,524
Accumulated amortization	(4,612)	(4,349)

	1,157	175

	$23,434	$21,829

The Company’s goodwill is an asset denominated in Singapore dollars. As a result, it is subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses are a component of other comprehensive income and loss (see Note 12).

During the quarter ended March 31, 2006, the Company finalized its accounting for the Ashburn Campus Property Acquisition from the fourth quarter of 2005 and, as a result, recorded $1,128,000 of less property and equipment, offset by an increase in several intangible assets in connection with various leases acquired from multiple tenants on the Ashburn Campus totaling $1,128,000. The Company amortizes these other identifiable intangible assets on a straight-line basis over their estimated useful lives. Other intangible assets, net, are included in other assets on the accompanying balance sheets as of March 31, 2006 and December 31, 2005.

For the three months ended March 31, 2006 and 2005, the Company recorded amortization expense of $146,000 and $15,000, respectively. The Company expects to record the following amortization expense during the next five years (in thousands) (unaudited):

Year ending:
2006	$555
2007	349
2008	215
2009	89
2010	59
Thereafter	36

Total	$1,303

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. IBX Acquisitions and Expansions

Washington, D.C. Metro Area IBX Expansion Project

In February 2006, the Company announced its intention to build out a new IBX center within the Ashburn Campus in order to further expand its existing Washington, D.C. metro area IBX center. The Company intends to build out one of the undeveloped buildings located on the Ashburn Campus for a cost of approximately $50,000,000 to $55,000,000, of which approximately $40,000,000 is expected to be incurred in 2006. The center will feature an updated design that will enable the Company to support the increased power and cooling demands of customers. The Company intends to open the new center for customers in early 2007 (the “Washington, D.C. Metro Area IBX Expansion Project”). The Washington, D.C. Metro Area IBX Expansion Project will fulfill the Company’s requirement to invest at least $40,000,000 in capital improvements to the Ashburn Campus by December 31, 2007 pursuant to the terms of the Mortgage Payable.

Chicago Metro Area IBX Expansion Project

In February 2006, the Company entered into a definitive purchase and sale agreement to purchase a vacant 228,000 square foot stand-alone office/warehouse complex in the Chicago metro area for $9,750,000, payable upon closing, except for $700,000, which the Company paid in March 2006, in the form of a refundable deposit. The agreement is subject to numerous closing conditions, including the satisfactory completion by the Company of a comprehensive due diligence review of the property. As part of the evaluation process, the Company is considering several partnering and financing options for building out this center and is also evaluating options to build out this center in a phased approach. The new center would be interconnected to the Company’s downtown Chicago IBX center through redundant dark fiber links managed by the Company (the “Chicago Metro Area IBX Expansion Project”). If the Company pursues the Chicago Metro Area IBX Expansion Project, additional significant capital expenditures would be required in order to build out a new IBX center on this property. In April 2006, the Company paid a $100,000 nonrefundable deposit to extend the due diligence period for the Chicago Metro Area IBX Expansion Project to May 2006.

3. Related Party Transactions

A significant amount of the Company’s Asia-Pacific revenues are generated in Singapore and a significant portion of the business in Singapore is transacted with entities affiliated with STT Communications, which is the Company’s single largest stockholder. For the three months ended March 31, 2006, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $1,434,000 and as of March 31, 2006, accounts receivable with these related parties was $934,000. For the three months ended March 31, 2006, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $952,000 and as of March 31, 2006, accounts payable with these related parties was $454,000. For the three months ended March 31, 2005, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $1,573,000 and as of March 31, 2005, accounts receivable with these related parties was $1,270,000. For the three months ended March 31, 2005, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $794,000 and as of March 31, 2005, accounts payable with these related parties was $326,000.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Accounts Receivable

Accounts receivables, net, consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
	(unaudited)
Accounts receivable	$39,359	$36,430
Unearned revenue	(20,725)	(19,048)
Allowance for doubtful accounts	(164)	(145)

	$18,470	$17,237

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

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
	(unaudited)
Leasehold improvements	$398,794	$395,698
IBX plant and machinery	148,436	146,896
IBX equipment	66,480	63,786
Computer equipment and software	26,523	26,253
Buildings	50,526	51,280
Land	15,201	15,415
Furniture and fixtures	2,218	2,218
Construction in progress	38,291	17,271

	746,469	718,817
Less accumulated depreciation	(297,233)	(280,027)

	$449,236	$438,790

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $35,309,000 at both March 31, 2006 and December 31, 2005. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $2,942,000 and $2,354,000 as of March 31, 2006 and December 31, 2005, respectively.

As of March 31, 2006 and December 31, 2005, the Company had accrued property and equipment of $18,295,000 and $15,783,000, respectively. The Company intends to spend a significant amount in additional property and equipment during 2006 in connection with recently acquired IBX properties and expansion efforts. For further information, refer to “Other Purchase Commitments” in Note 11.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
	(unaudited)
Accounts payable	$2,799	$3,337
Accrued compensation and benefits	8,489	8,632
Accrued taxes	3,043	3,571
Accrued utility and security	3,159	3,420
Accrued professional fees	1,825	1,303
Accrued interest	668	873
Accrued other	1,202	1,421

	$21,185	$22,557

7. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
	(unaudited)
Deferred installation revenue	$5,787	$6,324
Customer deposits	603	868
Deferred rent	393	399
Other current liabilities	331	381

	$7,114	$7,972

8. Deferred Rent and Other Liabilities

Deferred rent and other liabilities consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
	(unaudited)
Deferred rent	$20,726	$18,392
Asset retirement obligations	3,773	3,649
Deferred installation revenue	1,350	1,334
Other liabilities	469	351

	$26,318	$23,726

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Debt Facilities and Other Financing Obligations

Silicon Valley Bank Credit Line

In January 2006, the Company fully repaid the $30,000,000 Drawdown from the Silicon Valley Bank Credit Line. As of March 31, 2006, the Company had utilized $6,680,000 under the letters of credit sublimit available under the Silicon Valley Bank Credit Line with the issuance of five letters of credit and, as a result, reduced the amount of borrowings available to the Company from $50,000,000 to $43,320,000. These letters of credit automatically renew in successive one-year periods until the final lease expiration dates. If the landlords for any of these five IBX leases decide to draw down on these letters of credit, the Company will be required to fund these letters of credit either through cash collateral or borrowings under the Silicon Valley Bank Credit Line. As of March 31, 2006, the Silicon Valley Bank Credit Line had an effective interest rate of 7.33% per annum.

Maturities

Combined aggregate maturities for the Company’s various debt facilities and other financing obligations as of March 31, 2006 are as follows (in thousands) (unaudited):

	Capital lease and other financing obligations	Mortgage payable	Convertible subordinated debentures	Total
2006 (nine months remaining)	$6,988	$4,517	$—	$11,505
2007	9,568	6,022	—	15,590
2008	9,842	6,022	—	15,864
2009	10,122	6,022	86,250	102,394
2010	10,409	6,022	—	16,431
2011 and thereafter	128,355	90,838	—	219,193

	175,284	119,443	86,250	380,977
Less amount representing interest	(85,998)	(59,648)	—	(145,646)
Plus amount representing residual property value	6,555	—	—	6,555

	95,841	59,795	86,250	241,886
Less current portion	(1,650)	(1,285)	—	(2,935)

	$94,191	$58,510	$86,250	$238,951

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Stockholders’ Equity and Stock-Based Compensation

The Company’s employee stock plans are a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. The Company considers its stock plans to be critical for its operation and productivity and essentially all of the Company’s employees participate. The Company’s stock plans are described below.

Stock Option Plans

In May 2000, the Company’s stockholders approved the adoption of the 2000 Equity Incentive Plan as the successor plan to the 1998 Stock Plan. In August 2000 the Company ceased to issue additional grants under the 1998 Stock Plan, and unexercised options under the predecessor 1998 Stock Plan that cancel due to an optionee’s termination may be reissued under the successor 2000 Equity Incentive Plan. Under the 2000 Equity Incentive Plan, nonstatutory stock options, restricted shares, restricted stock units, and stock appreciation rights may be granted to employees, outside directors and consultants at not less than 85% of the fair market value on the date of grant, and incentive stock options may be granted, for a limited time, to employees at not less than 100% of the fair market value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and options granted to employees and consultants on or after October 1, 2005 will generally expire seven years from the grant date, subject to continuous service of the optionee. Stock options and restricted shares granted under the 2000 Equity Incentive Plan generally vest over four years. As of March 31, 2006, the Company has reserved a total of 8,219,601 shares for issuance under the 2000 Equity Incentive Plan of which 1,854,835 were still available for grant, and the plan reserve is increased on January 1 each year by the lesser of 6% of the common stock then outstanding or 6,000,000 shares. The 2000 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, and the Board may terminate or amend the plan, with approval of the stockholders as may be required by applicable regulations, at any time.

In May 2000, the Company’s stockholders approved the adoption of the 2000 Director Option Plan, which was amended and restated effective January 1, 2003. Under the 2000 Director Option Plan, each non-employee board member who was not previously an employee of the Company will receive an automatic initial nonstatutory stock option to purchase 7,000 shares (in addition to an option for 8,000 shares if chairperson of the Compensation or Nominating Committees, or 13,000 if chairperson of the Audit Committee, granted from the 2000 Equity Incentive Plan), which vests in four annual installments. In addition, each non-employee board member will receive an annual nonstatutory stock option to purchase 2,500 shares (in addition to an option to purchase 2,500 shares granted from the 2000 Equity Incentive Plan) on the date of the Company’s regular Annual Meeting of Stockholders, provided the board member will continue to serve as a director thereafter. Such annual option shall vest in full on the earlier of a) the first anniversary of the grant, or b) the date of the regular Annual Meeting of Stockholders held in the year following the grant date. A new director who receives an initial option will not receive an annual option in the same calendar year. Options granted under the 2000 Director Option Plan will have an option price not less than 100% of the fair market value on the date of grant and will have a 10-year contractual term, subject to continuous service of the board member. As of March 31, 2006, the Company has reserved 393,440 shares subject to options for issuance under the 2000 Director Option Plan of which 348,438 were still available for grant, and an additional 50,000 shares is added to the reserve on January 1 each year. The 2000 Director Option Plan is administered by the Compensation Committee of the Board of Directors, and the Board may terminate or amend the plan, with approval of the stockholders as may be required by applicable regulations, at any time.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In September 2001, the Company adopted the 2001 Supplemental Stock Plan, under which nonstatutory stock options and restricted shares may be granted to consultants and employees who are not executive officers or board members, at not less than 85% of the fair market value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and options granted on or after October 1, 2005 will generally expire seven years from the grant date, subject to continuous service of the optionee. Current stock options granted under the 2001 Supplemental Stock Plan generally vest over four years. As of March 31, 2006, the Company has reserved a total of 1,493,961 shares for issuance under the 2001 Supplemental Stock Plan, of which 18,736 were still available for grant. The 2001 Supplemental Stock Plan is administered by the Compensation Committee of the Board of Directors, and the plan will continue in effect indefinitely unless the Board decides to terminate it earlier.

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

In June 2004, the Company’s stockholders approved the adoption of the 2004 Employee Stock Purchase Plan and International Employee Stock Purchase Plan (the “2004 Purchase Plans”, collectively with the 2000 Purchase Plan, the “Purchase Plans”) as successor plans to the 2000 Purchase Plan. A total of 500,000 shares have been reserved for issuance under the 2004 Purchase Plans, and the number of shares available for issuance under the 2004 Purchase Plans automatically increases on January 1 each year beginning in 2005 by the lesser of 2% of the shares of common stock then outstanding or 500,000 shares. As of March 31, 2006, a total of 1,228,222 shares remain available for purchase under the Purchase Plans. The 2004 Purchase Plans permit eligible employees to purchase common stock on favorable terms via payroll deductions, up to 15% of the employee’s cash compensation, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each February 14 and August 14 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 24 months with a purchase date every six months. The price of each share purchased is 85% of the lower of a) the fair market value per share of common stock on the last trading day before the commencement of the applicable offering period or b) the fair market value per share of common stock on the purchase date. The 2004 Purchase Plans are administered by the Compensation Committee of the Board of Directors, and such plans will terminate automatically in June 2014 unless a) the 2004 Purchase Plans are extended by the Board of Directors and b) the extension is approved within 12 months by the Company’s stockholders.

For the three months ended March 31, 2006, 67,687 shares were issued under the Purchase Plans at a weighted average purchase price of $28.68 per share. For the three months ended March 31, 2005, 140,757 shares were issued under the Purchase Plans at a weighted average purchase price of $11.59 per share.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Option Plan Activity

Stock option activity under the Stock Option Plans is summarized as follows (unaudited):

	Number of shares outstanding	Weighted- average exercise price per share
Stock options outstanding, December 31, 2005	4,162,539	$33.67
Stock options granted	786,100	52.19
Stock options exercised	(760,410)	16.80
Stock options forfeited	(87,588)	35.48
Stock options expired	(2,554)	60.19

Stock options outstanding, March 31, 2006	4,098,087	40.30

The total intrinsic value of stock options exercised during the period was $25,169,000. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. The total fair value of options vested during the three months ended March 31, 2006 was $5,825,000.

The following table summarizes information about outstanding equity awards as of March 31, 2006 (unaudited):

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted- average remaining contractual life	Weighted- average exercise price	Number of shares	Weighted- average exercise price
$2.13 to $12.16	423,234	6.77	$4.65	406,679	$4.56
$12.56 to $26.81	651,669	7.61	22.10	388,632	20.86
$26.90 to $30.02	657,820	7.64	29.78	335,850	29.75
$30.38 to $40.39	453,403	7.52	36.34	86,936	35.09
$40.53 to $44.89	887,205	8.88	43.64	179,001	44.08
$45.08 to $52.85	749,866	6.91	52.07	32,192	52.49
$54.34 to $64.00	61,634	6.16	55.68	24,484	56.54
$71.04 to $93.00	8,479	4.84	89.13	8,479	89.13
$100.80 to $198.00	171,883	4.34	134.37	171,883	134.37
$202.00 to $384.00	32,894	4.30	232.97	32,894	232.97

	4,098,087	7.47	40.30	1,667,030	39.28

The total intrinsic value of stock options outstanding and stock options exercisable as of March 31, 2006 was $115,853,000 and $59,392,000, respectively. The intrinsic value is calculated as the difference between the market value as of March 31, 2006 and the exercise price of the shares. The market value as of March 31, 2006 was $64.22 as reported by the Nasdaq National Market System. The weighted-average remaining contractual life of options exercisable as of March 31, 2006 was 6.86 years.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Share Activity

As noted above, the Company grants restricted shares out of the 2000 Equity Incentive Plan. Restricted Share activity under the 2000 Equity Incentive Plan is summarized as follows (unaudited):

	Number of shares outstanding	Weighted- average grant date fair value per share
Restricted shares outstanding, December 31, 2005	280,438	$43.76
Restricted shares granted	250,000	43.28
Restricted shares issued, unvested (1)	(250,000)	43.28
Restricted shares issued, vested	(37,313)	43.76
Restricted shares canceled	(51,125)	43.76

Restricted shares outstanding, March 31, 2006 (2)	192,000	43.76

(1)	On January 10, 2006, the Company granted 250,000 restricted shares to its executive officers and at the same time, unlike the previous year’s restricted stock grants (see footnote 2 below), issued these shares into an escrow account under the names of each of the executive officers. These shares have voting rights and are considered issued and outstanding. They will be released from the escrow account as they vest. However, they are subject to forfeiture if the individual officers do not meet the vesting requirements. See “Net Loss Per Share” in Note 1.
(2)	As of March 31, 2006, there was a total of 192,000 restricted shares outstanding and unissued. These restricted shares were granted on February 8, 2005 to the Company’s executive officers. These shares were not placed into an escrow account in the names of each of the executive officers. These shares do not have voting rights and are not considered issued and outstanding. These restricted shares will only be issued when they become vested.

Unvested restricted shares as of December 31, 2005 totaled 280,438. Unvested restricted shares as of March 31, 2006 totaled 442,000 comprised of 250,000 issued shares and 192,000 unissued shares.

Fair Value Calculations – Stock Options

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options. The assumptions used to value stock option were as follows (unaudited):

	Three months ended March 31,
	2006	2005
Dividend yield	0%	0%
Expected volatility	70%	80%
Risk-free interest rate	4.67%	3.93%
Expected life (in years)	4.53	4.00

The weighted-average fair value of stock options per share on the date of grant was $30.82 and $26.83 for the three months ended March 31, 2006 and 2005, respectively.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Calculations – Restricted Shares

The Company uses a Monte Carlo simulation option-pricing model to determine the fair value of restricted shares as they have both a service and market price condition. The assumptions used to value restricted shares were as follows (unaudited):

	Three months ended March 31,
	2006	2005
Dividend yield	0%	0%
Expected volatility	71%	80%
Risk-free interest rate	4.39%	3.55%
Market risk premium	8.5%	8.5%
Beta	1.28	1.28

The weighted-average fair value per share of restricted shares on the date of grant was $43.28 and $43.76 for the three months ended March 31, 2006 and 2005, respectively.

Fair Value Calculations – Employee Stock Purchase Plans

The Company uses the Black-Scholes option-pricing model to determine the fair value of shares purchased under the Purchase Plans. The assumptions used to value shares purchased under the Purchase Plans were as follows (unaudited):

	Three months ended March 31,
	2006	2005
Dividend yield	0%	0%
Expected volatility	71%	80%
Risk-free interest rate	4.57%	3.33%
Expected life (in years)	1.25	1.25

The weighted-average fair value per share of shares purchased on the date of purchase was $17.31 and $6.93 for the three months ended March 31, 2006 and 2005, respectively.

Cumulative Effect Adjustments Under SFAS 123(R)

Upon adoption of SFAS 123(R) on January 1, 2006, the Company recorded the following two cumulative effect adjustments:

•	For awards with compensation cost recognized in the financial statements under APB 25 that were partially vested upon the adoption of SFAS 123(R), an adjustment to record estimated forfeitures was recorded as a cumulative effect adjustment upon a change in accounting principle totaling $376,000 in the Company’s consolidated statement of operations for the three months ended March 31, 2006.

•	For deferred stock-based compensation related to equity awards granted prior to the adoption of SFAS 123(R), such amounts were eliminated against additional paid-in capital upon adoption, which for the Company totaled $4,930,000 as of December 31, 2005.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation Recognized in the Statement of Operations

The following table presents, by operating expense, the Company’s stock-based compensation expense recognized in the Company’s consolidated statement of operations under SFAS 123(R) for the current period and under APB 25 for the prior period (in thousands) (unaudited):

	Three months ended March 31,
	2006	2005
Cost of revenues	$758	$—
Sales and marketing	1,892	447
General and administrative	5,108	1,997

	$7,758	$2,444

The Company’s stock-based compensation recognized in the consolidated statement of operations was comprised of the following types of equity awards (in thousands) (unaudited):

	Three months ended March 31,
	2006	2005
Stock options	$4,767	$139
Restricted shares	2,218	2,305
Employee stock purchase plan	773	—

	$7,758	$2,444

As of March 31, 2006, the total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $56,005,000, which will impact the Company’s results of operations through the first quarter of 2011.

Pro Forma Stock-Based Compensation Under SFAS 123 for Periods Prior to Fiscal 2006

The following table presents what the net loss and net loss per share would have been had the Company adopted SFAS 123 for the three months ended March 31, 2005 (in thousands, except per share data) (unaudited):

Net loss as reported	$(5,794)
Stock-based compensation expense included in net loss	2,444
Stock-based compensation expense if SFAS No. 123 had been adopted	(11,174)

Pro forma net loss	$(14,524)

Basic and diluted net loss per share:
As reported	$(0.26)
Pro forma	(0.66)

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Commitments and Contingencies

Legal Actions

On July 30, 2001 and August 8, 2001, putative shareholder class action lawsuits were filed against the Company, certain of its officers and directors (the “Individual Defendants”), and several investment banks that were underwriters of the Company’s IPO. The cases were filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased the Company’s stock between August 10, 2000 and December 6, 2000. In addition, similar lawsuits were filed against approximately 300 other issuers and related parties. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 against the Company and Individual Defendants. The plaintiffs have since dismissed the Individual Defendants without prejudice. The suits allege that the underwriter defendants agreed to allocate stock in the Company’s IPO to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for the Company’s IPO was false and misleading and in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. On February 19, 2003, the Court dismissed the Section 10(b) claim against the Company, but denied the motion to dismiss the Section 11 claim.

In July 2003, a Special Litigation Committee of the Equinix Board of Directors approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants and the Company’s agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase and the plaintiffs reached a preliminary agreement for a settlement for $425 million. The JPMorgan Chase settlement has not yet been approved by the Court. However, if it is finally approved, then the maximum amount that the issuers’ insurers will be potentially liable for is $575 million. It is anticipated that any potential financial obligation of Equinix to plaintiffs pursuant to the settlement, of which such claims are currently expected to be less than $3.4 million, will be covered by existing insurance and the Company does not expect that the settlement will involve any payment by the Company. However, if the JPMorgan Chase settlement is finally approved, the Company’s maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be less than $2 million. The Company has no information as to whether there are any material limitations on the expected recovery by other issuer defendants of any potential financial obligation to plaintiffs from their own insurance carriers. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the Underwriter Defendants submitted objections to the settlement to the Court. The Court held a hearing regarding these and other objections to the settlement at a fairness hearing on April 24, 2006, but has not yet issued a ruling. There is no assurance that the court will grant final approval to the settlement. As approval by the Court cannot be assured, the Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On October 13, 2004, the Court certified a Section 11 class in four of the six cases that were the subject of class certification motions and determined that the class period for Section 11 claims is the period between the IPO and the date that unregistered shares entered the market. The Court noted that its decision on those cases is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants sought leave to appeal the class certification decision and the Second Circuit has accepted the appeal. Plaintiffs have not yet moved to certify a class in the Equinix case. Until the settlement is finalized and approved by the Court, or in the event such settlement is not approved, the Company and its officers and directors intend to continue to defend the actions vigorously. While an unfavorable outcome to this case is reasonably possible, and the Company can estimate its potential exposure to be less than approximately $3.4 million, it is not probable. In addition, as noted above, any payments are expected to be covered by existing insurance and, as a result, the Company does not expect that the settlement will involve any payment by the Company. As a result, the Company has not accrued for any settlements in connection with this litigation as of March 31, 2006.

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

In July 2005, the Company received a Notice of Proposed Assessment of Income Tax from the state of Hawaii asserting a tax deficiency, plus interest, totaling $613,000 (the “Tax Assessment”). The deficiency is stemmed from certain refundable tax credits that the state of Hawaii subsequently disallowed in the examination of the Hawaii income tax returns for the tax years of 2000 and 2001 filed by Pihana Pacific, Inc., which the Company acquired on December 31, 2002. The Company strongly believes the disallowance of the refundable tax credits by the state of Hawaii is inconsistent with the applicable tax laws and that it has meritorious defenses to the claim. The Company intends to oppose the Tax Assessment vigorously and will file a timely request with the Board of Review in the state of Hawaii to appeal the Tax Assessment. The Company does not believe it is probable it will be required to pay the Tax Assessment upon the completion of the appeals process. As a result, the Company has not accrued for any loss contingencies in connection with this Tax Assessment as of March 31, 2006.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating Lease Amendments

In February 2006, the Company amended the lease to its corporate headquarter office in Foster City, California, to expand to the fourth floor of the building, which adds approximately 20,000 of additional square feet, and to extend the lease term an additional three years to March 2011.

Other Purchase Commitments

Primarily as a result of the Company’s recent Sunnyvale IBX Acquisition, Chicago IBX Acquisition, Los Angeles IBX Acquisition and Washington, D.C. Metro Area IBX Expansion Project (see Note 2), as of March 31, 2006, the Company was contractually committed for $55,329,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers and make them available to customers for installation. In addition, the Company has numerous other, smaller future purchase commitments in place as of March 31, 2006, such as commitments to purchase power in select locations, primarily in the U.S. and Singapore, through 2006 and 2007 and other open purchase orders which contractually bind the Company for goods or services to be delivered or provided during the remainder of 2006. Such other miscellaneous purchase commitments total $10,522,000 as of March 31, 2006.

12. Other Comprehensive Income and Loss

The components of other comprehensive income and loss are as follows (in thousands) (unaudited):

	Three months ended March 31,
	2006	2005
Net loss	$(5,070)	$(5,794)
Unrealized loss on available for sale securities	(32)	(319)
Foreign currency translation gain (loss)	854	(239)

Comprehensive loss	$(4,248)	$(6,352)

There were no significant tax effects on comprehensive loss for the three months ended March 31, 2006 and 2005.

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

The Company’s geographic statement of operations disclosures are as follows (in thousands) (unaudited):

	Three months ended March 31,
	2006	2005
Revenues:
United States	$55,840	$42,016
Asia-Pacific	9,029	6,668

	$64,869	$48,684

Cost of revenues:
United States	$37,948	$31,916
Asia-Pacific	5,397	4,957

	$43,345	$36,873

Loss from operations:
United States	$(2,247)	$(2,614)
Asia-Pacific	(557)	(883)

	$(2,804)	$(3,497)

The Company’s long-lived assets are located in the following geographic areas (in thousands):

	March 31, 2006	December 31, 2005
	(unaudited)
United States	$469,928	$457,280
Asia-Pacific	32,567	32,005

	$502,495	$489,285

The Company’s goodwill totaling $22,277,000 and $21,654,000 as of March 31, 2006 and December 31, 2005, respectively, is part of the Company’s Singapore reporting unit, which is reported within the Asia-Pacific segment.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue information on a services basis is as follows (in thousands) (unaudited):

	Three months ended March 31,
	2006	2005
Colocation	$45,569	$33,236
Interconnection	11,804	9,324
Managed infrastructure	3,933	3,341
Rental	446	—

Recurring revenues	61,752	45,901
Non-recurring revenues	3,117	2,783

	$64,869	$48,684

Revenue from one customer accounted for 10% and 12% of the Company’s revenues for the three months ended March 31, 2006 and 2005, respectively. No other single customer accounted for more than 10% of the Company’s revenues for the three months ended March 31, 2006 and 2005. Accounts receivables from the customer mentioned above accounted for 11% and 15% of the Company’s gross accounts receivables as of both March 31, 2006 and 2005. No other single customer accounted for more than 10% of the Company’s gross accounts receivables as of March 31, 2006 and 2005.

14. Restructuring Charges

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

The Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, at the beginning of its fiscal year 2003. Under the provisions of SFAS No. 146, the Company estimated the future cash payments required to exit these two leased spaces, net of any estimated subrental income and expense, through the remainder of these lease terms and then calculated the present value of such future cash flows in order to determine the appropriate restructuring charge to record. The Company records accretion expense to accrete its accrued restructuring liability up to an amount equal to the total estimated future cash payments necessary to complete the exit of these leases. Should the actual lease exit costs differ from the Company’s estimates, the Company may need to adjust its restructuring charges associated with the excess lease spaces, which would impact net income in the period such determination was made.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the movement in the 2004 accrued restructuring charge from December 31, 2005 to March 31, 2006 is outlined as follows (in thousands) (unaudited):

	Accrued restructuring charge as of December 31, 2005	Accretion expense	Cash payments	Accrued restructuring charge as of March 31, 2006
Estimated lease exit costs	$13,702	$207	$(453)	$13,456

	13,702	$207	$(453)	13,456

Less current portion	(2,171)			(2,675)

	$11,531			$10,780

In January 2005, the Company sublet the excess space in the New York metro area for a two-year period and is currently evaluating opportunities related to its excess space in Los Angeles, as well as the excess space in the New York metro area beyond the two-year sublease. As the Company currently has no plans to enter into lump sum lease terminations with either of the landlords associated with these two excess space leases, the Company has reflected its accrued restructuring liability as both current and non-current on the accompanying balance sheets as of March 31, 2006 and December 31, 2005. The Company is contractually committed to these two excess space leases through 2015.

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

The Company estimated the future cash payments required to exit the San Jose Ground Lease, net of any estimated subrental income and expense, through the remainder of these lease terms and then calculated the present value of such future cash flows in order to determine the appropriate restructuring charge to record. The Company’s use of this property terminates on December 31, 2007 and can be terminated at any time prior to December 31, 2007 upon the landlord providing the Company at least ten days prior written notice; however, even if the landlord early terminates, the Company is still required to pay the full $40,000,000 of payments due. The Company records accretion expense to accrete its accrued restructuring liability up to an amount equal to the total estimated future cash payments necessary to complete the exit of the San Jose Ground Lease.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the movement in the 2005 accrued restructuring charge from December 31, 2005 to March 31, 2006 is outlined as follows (in thousands) (unaudited):

	Accrued restructuring charge as of December 31, 2005	Accretion expense	Cash payments	Accrued restructuring charge as of March 31, 2006
Estimated lease exit costs	$36,129	$637	$(2,504)	$34,262

	36,129	$637	$(2,504)	34,262

Less current portion	(10,229)			(10,384)

	$25,900			$23,878

15. Recent Accounting Pronouncements

In September 2005, the FASB approved EITF Issue 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues” (“EITF 05-7”). EITF 05-7 addresses that the change in the fair value of an embedded conversion option upon modification should be included in the analysis under EITF Issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” to determine whether a modification or extinguishment has occurred and that changes to the fair value of a conversion option affects the interest expense on the associated debt instrument following a modification. Therefore, the change in fair value of the conversion option should be recognized upon the modification as a discount or premium associated with the debt, and an increase or decrease in additional paid-in capital. EITF 05-7 is effective for all debt modifications in annual or interim periods beginning after December 15, 2005. The adoption of EITF 05-7 has not had a significant impact on the Company’s financial position and results of operations.

In September 2005, the FASB approved EITF Issue 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EITF 05-8”). EITF 05-8 addresses that (i) the recognition of a beneficial conversion feature creates a difference between the book basis and tax basis (“basis difference”) of a convertible debt instrument, (ii) that basis difference is a temporary difference for which a deferred tax liability should be recorded and (iii) the effect of recognizing the deferred tax liability should be charged to equity in accordance with SFAS No. 109. EITF 05-8 is effective for financial statements for periods beginning after December 15, 2005, and must be adopted through retrospective application to all periods presented. As a result, EITF 05-8 applies to debt instruments that were converted or extinguished in prior periods as well as to those currently outstanding. The adoption of EITF 05-8 has not had a significant impact on the Company’s financial position, results of operations and cash flows.

In October 2005, the FASB issued FASB Staff Position No. SFAS 13-1 (“FSP SFAS 13-1”), which addresses the accounting for rental costs associated with building and ground operating leases that are incurred during a construction period. The FASB decided that such rental costs incurred during a construction period shall be recognized as rental expense. A lessee should cease capitalizing rental costs as of the effective date of FSP SFAS 13-1. The guidance in FSP SFAS 13-1 shall be applied to the first reporting period beginning after December 15, 2005. Early adoption is permitted for financial statements or interim financial statements that have not yet been issued. A lessee shall cease capitalizing rental costs as of the effective date of FSP SFAS 13-1 for operating lease arrangements entered into prior to the effective date of FSP SFAS 13-1. The adoption of FSP SFAS 13-1 has not had a significant impact on the Company’s financial position, results of operations or cash flows as the Company’s accounting policy for such rental costs has always been to expense such costs.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In November 2005, the FASB issued FASB Staff Position No. SFAS 115-1 and SFAS 124-1 (“FSP SFAS 115-1 and 124-1”), which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP SFAS 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP SFAS 115-1 and 124-1 amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The guidance in FSP SFAS 115-1 and 124-1 shall be applied to the first reporting period beginning after December 15, 2005. The adoption of FSP SFAS 115-1 and 124-1 has not had a significant impact on the Company’s financial position, results of operations and cash flows.

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

In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6 (“FSP FIN 46(R)-6”), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, as amended (“FIN 46(R)”). The variability that is considered in applying FIN 46(R) affects the determination of (a) whether the entity is a variable interest entity, (b) which interests are variable interests in the entity and (c) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 provides additional guidance to consider for determining variability. FSP FIN 46(R)-6 is effective beginning the first day of the first reporting period beginning after June 15, 2006. The Company is currently in the process of evaluating the impact that the adoption of FSP FIN 46(R)-6 will have on its financial position, results of operations and cash flows.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Liquidity and Capital Resources” below and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements.

Overview

Equinix provides network neutral colocation, interconnection and managed services to enterprises, content companies, systems integrators and the world’s largest network providers. Through our IBX centers in eleven markets in the U.S. and Asia-Pacific, customers can directly interconnect with each other for critical traffic exchange requirements. As of March 31, 2006, we operate IBX centers in the Chicago, Dallas, Honolulu, Los Angeles, New York, Silicon Valley and Washington, D.C. metro areas in the United States and Hong Kong, Singapore, Sydney and Tokyo in the Asia-Pacific region.

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

Our utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Our utilization rate grew to 57% as of March 31, 2006 from 45% as of March 31, 2005. Although we have substantial capacity for growth, our utilization rates vary from market to market among our IBX centers in the eleven markets across the U.S. and Asia-Pacific. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. In addition, power and cooling requirements for some customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of draw our customers take from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. We could face power limitations in our centers even though we may have additional physical capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows. As a result of these power limitations in our existing IBX centers, the maximum utilization rate that we expect to achieve for most IBX centers until we consider an IBX center full or sold-out is approximately 75-80% depending on the building configurations.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service offerings, such as our acquisition of the Sprint property in Santa Clara in December 2003, our 2004 expansions in the Washington, D.C. and Silicon Valley metro area markets, our 2005 expansions in the Silicon Valley, Chicago and Los Angeles metro area markets opening in 2006 and our 2006 announcements on our intention to build new IBX centers in the Washington, D.C. and Chicago metro areas (see “Recent Developments” below). However, we will continue to be very selective with any similar opportunity. As was the case with these recent expansions in the Washington, D.C., Silicon Valley, Chicago and Los Angeles area markets, our expansion criteria will be dependent on demand from new and existing customers, quality of the design, power capacity, access to networks, capacity availability in current market location, amount of incremental investment required by us in the targeted property, lead-time to break-even and in-place customers. Like our recent expansions, the right combination of these factors may be attractive to us. Dependent on the particular deal, these acquisitions may require upfront cash payments and additional capital expenditures or may be funded through long-term financing arrangements in order to bring these centers up to Equinix standards. Property expansion may be in the form of a purchase of real property, as was the case with our recent Washington, D.C. metro area campus property acquisition, or a long-term leasing arrangement.

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

Recent Developments

In January 2006, the Compensation Committee of the Board of Directors approved stock options to be granted to employees, excluding executive officers, to purchase an aggregate of 648,500 shares of common stock as part of our annual refresh program. In addition, the Compensation Committee of the Board of Directors also approved the issuance of 250,000 restricted shares of common stock to executive officers. The restricted shares are subject to four-year vesting, and will only vest at certain time intervals and if the stock appreciates to pre-determined levels. All such equity awards were accounted for under the provisions of SFAS No. 123(R), “Share-Based Payment,” and related pronouncements, which had a significant impact on us. We expect stock-based compensation expense related to these equity awards to impact our results of operations through 2009. For further information on stock-based compensation, refer to “Accounting for Stock-Based Compensation” in “Critical Accounting Policies and Estimates” below.

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

In February 2006, we entered into a definitive purchase and sale agreement to purchase a vacant 228,000 square foot stand-alone office/warehouse complex in the Chicago metro area for $9.8 million, payable upon closing, except for $700,000, which we paid in March 2006, in the form of a refundable deposit. The agreement is subject to numerous closing conditions, including the satisfactory completion by us of a comprehensive due diligence review of the property. As part of the evaluation process, we are considering several partnering and financing options for building out this center and are also evaluating options to build out this center in a phased approach. The new center would be interconnected to our downtown Chicago IBX center through redundant dark fiber links managed by us. We refer to this project as the Chicago metro area IBX expansion project. If we purchase this building, additional significant capital expenditures would be required in order to build out a new IBX center on this property. In April 2006, we paid a $100,000 nonrefundable deposit to extend the due diligence period for the Chicago metro area IBX expansion project to May 2006.

Critical Accounting Policies and Estimates

Equinix’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for Equinix include revenue recognition and allowance for doubtful accounts, accounting for income taxes, estimated and contingent liabilities, accounting for property and equipment, impairment of long-lived assets, accounting for asset retirement obligations, accounting for leases and IBX acquisitions, accounting for restructuring charges and accounting for stock-based compensation, which are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in the Company’s 2005 Annual Report on Form 10-K. As a result of our adoption of SFAS No. 123(R), “Share-Based Payment,” and related pronouncements, during the first quarter of 2006, we have updated our accounting for stock-based compensation as discussed below.

Accounting for Stock-Based Compensation

We adopted the provisions of, and account for stock-based compensation in accordance with, SFAS No. 123(R), “Share-Based Payment,” and related pronouncements (“SFAS 123(R)”), during the first quarter of fiscal 2006. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period. We have three types of equity awards or plans, which have been impacted by SFAS 123(R): (i) stock options, (ii) restricted stock with both a service and market price condition and (iii) an employee stock purchase plan (“ESPP”). SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). As a result of our adoption of SFAS 123(R), we recorded stock-based compensation expense of $7.8 million for the three months ended March 31, 2006. For the three months ended March 31, 2005, we recorded stock-based compensation expense in accordance with APB 25 of $2.4 million.

We currently use the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan shares as they only have a service condition. We currently use a Monte Carlo simulation option-pricing model to determine the fair value of our restricted stock grants since they have both a service and market price condition. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors or expected term, risk-free interest rate and expected dividends.

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for employee stock options had generally been recognized in our consolidated statements of operations because the exercise price of our stock options granted to employees and directors since the date of our initial public offering generally equaled the fair market value of the underlying stock at the date of grant. We did, however, recognize stock-based compensation in connection with our restricted stock, granted for the first time in the first quarter of 2005, as these restricted shares were deemed to be a compensatory plan under the provisions of APB 25 and, as a result, were accounted for as variable awards in our consolidated statements of operation.

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three months ended March 31, 2006 included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation expense from the accelerated multiple-option method to the ratable single-option method for stock options and our ESPP; however, restricted stock grants will continue to be amortized over the accelerated multiple-option method due to their market price condition. Compensation expense for all stock-based awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all stock-based awards granted subsequent to December 31, 2005 will be recognized using the ratable single-option method (except for restricted stock as discussed above). As stock-based compensation expense recognized in our results for the first quarter of fiscal year 2006 is based on awards ultimately expected to vest; it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123 and for any stock-based compensation that we did record to our statements of operations under APB 25.

We estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in SAB 107. We estimate the volatility of our common stock by using our historical volatility that we believe is the best representative of our future volatility in accordance with SAB 107. We base the risk-free interest rate that we use in our option-pricing models on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on our equity awards. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in our option-pricing models. Generally, stock options granted prior to October 1, 2005 have a contractual term of ten years from the date of grant, and stock options granted on or after October 1, 2005 have a contractual term of seven years from the date of grant.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” that allows for a simplified method to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). We are still in the process of calculating the APIC pool and have not yet determined if we will elect to adopt the simplified method.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model in the future, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating results, net income or loss and net income or loss per share.

The Black-Scholes and Monte Carlo simulation option-pricing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our stock option and restricted stock grants and employee stock purchase plan shares. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

The guidance in SFAS 123(R) and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

As of March 31, 2006, the total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $56.0 million, which will impact our results of operations through the first quarter of 2011.

Also see Note 10 of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended March 31, 2006 and 2005

Revenues. Our revenues for the three months ended March 31, 2006 and 2005 were split between the following revenue classifications (dollars in thousands):

	Three months ended March 31,
	2006	%	2005	%
Recurring revenues	$61,752	95%	$45,901	94%

Non-recurring revenues:
Installation and professional services	3,100	5%	2,783	6%
Other	17	0%	—	0%

	3,117	5%	2,783	6%

Total revenues	$64,869	100%	$48,684	100%

Our revenues for the three months ended March 31, 2006 and 2005 were geographically comprised of the following (dollars in thousands):

	Three months ended March 31,
	2006	%	2005	%
U.S. revenues	$55,840	86%	$42,016	86%
Asia-Pacific revenues	9,029	14%	6,668	14%

Total revenues	$64,869	100%	$48,684	100%

We recognized revenues of $64.9 million for the three months ended March 31, 2006 as compared to revenues of $48.7 million for the three months ended March 31, 2006, a 33% increase. We analyze our business geographically between the U.S. and Asia-Pacific as further discussed below.

Our business is based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure services. We consider these services recurring as our customers are billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues are a significant component of our total revenues comprising greater than 90% of our total revenues for the three months ended March 31, 2006 and 2005. Historically, approximately half of our then existing customers order new services in any given quarter representing greater than half of the new orders received in each quarter.

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

In addition to reviewing recurring versus non-recurring revenues, we look at two other primary metrics when we analyze our revenues: 1) customer count and 2) utilization. Our customer count increased to 1,164 as of March 31, 2006 versus 1,005 as of March 31, 2005, an increase of 16%. Our utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Our utilization rate grew to 57% as of March 31, 2006 from 45% as of March 31, 2005. Although we have substantial capacity for growth, our utilization rates vary from market to market among our IBX centers in the eleven markets across the U.S. and Asia-Pacific. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. In addition, power and cooling requirements for some customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of draw our customers take from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. We could face power limitations in our centers even though we may have additional physical capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows. As a result of these power limitations in our existing IBX centers, the maximum utilization rate that we expect to achieve for most IBX centers until we consider an IBX center full or sold-out is approximately 75-80% depending on the building configurations. Therefore, consistent with our recent expansions in the Washington, D.C., Silicon Valley, Chicago and Los Angeles metro area markets, we will continue to closely manage available space and power capacity in each of our operating markets and expect to continue to make strategic and selective expansions to our global footprint when and where appropriate.

U.S. Revenues. We recognized U.S. revenues of $55.8 million for the three months ended March 31, 2006 as compared to $42.0 million for the three months ended March 31, 2005. U.S. revenues consisted of recurring revenues of $53.3 million and $39.7 million, respectively, for the three months ended March 31, 2006 and 2005, a 34% increase. U.S. recurring revenues consist primarily of colocation and interconnection services plus a nominal amount of managed infrastructure services and, commencing in the fourth quarter of 2005, in connection with our October 2005 purchase of the Ashburn campus property, a nominal amount of recurring rental income from the other tenants located on this property that we now own, which totaled $446,000 for the three months ended March 31, 2006. The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers acquired during the period as reflected in the growth in our customer count and utilization rate as discussed above, and selective price increases in each of our IBX markets. We expect our U.S. recurring revenues, particularly colocation and interconnection services, to continue to remain our most significant source of revenue for the foreseeable future.

In addition, U.S. revenues consisted of non-recurring revenues of $2.5 million and $2.3 million, respectively, for the three months ended March 31, 2006 and 2005. Non-recurring revenues are primarily related to the recognized portion of deferred installation and professional services. U.S. non-recurring revenues, consisting of the recognized portion of deferred installation and professional services, increased 11% period over period, primarily due to strong existing and new customer growth during the year.

Asia-Pacific Revenues. We recognized Asia-Pacific revenues of $9.0 million for the three months ended March 31, 2006 as compared to $6.7 million for the three months ended March 31, 2005, a 35% increase. Asia-Pacific revenues consisted of recurring revenues of $8.5 million and $6.2 million, respectively, for the three months ended March 31, 2006 and 2005, consisting primarily of colocation and managed infrastructure services. In addition, Asia-Pacific revenues consisted of non-recurring revenues of $534,000 and $463,000, respectively, for the three months ended March 31, 2006 and 2005. Asia-Pacific non-recurring revenues included $17,000 of contract settlement revenue for the three months ended March 31, 2006. There was no Asia-Pacific contract settlement revenue for the three months ended March 31, 2005. Asia-Pacific revenues are generated from Hong Kong, Singapore, Sydney and Tokyo, with Singapore representing approximately 40% and 46%, respectively, of the regional revenues for the three months ended March 31, 2006 and 2005. Our Asia-Pacific colocation revenues are similar to the revenues that we generate from our U.S. IBX centers; however, our Singapore IBX center has additional managed infrastructure service revenue, such as mail service and managed platform solutions, which we do not currently offer in any other IBX center location. The growth in our Asia-Pacific revenues is primarily the result of an increase in the customer base in this region during the past year, particularly in Hong Kong, Sydney and Tokyo.

Cost of Revenues. Cost of revenues were $43.3 million for the three months ended March 31, 2006 as compared to $36.9 million for the three months ended March 31, 2005, an 18% increase. The largest cost components of our cost of revenues are depreciation, rental payments related to our leased IBX centers, utility costs including electricity and bandwidth, IBX employees’ salaries and benefits, supplies and equipment and security services. A substantial majority of our cost of revenues is fixed in nature and should not vary significantly from period to period. However, there are certain costs, which are considered more variable in nature, including utilities and supplies, that are directly related to growth of services in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will increase in the future on a per unit or fixed basis in addition to on a customer growth or variable basis. In addition, the cost of electricity is generally higher in the summer months as compared to other times of the year.

U.S. Cost of Revenues. U.S. cost of revenues were $37.9 million for the three months ended March 31, 2006 as compared to $31.9 million for the three months ended March 31, 2005. U.S. cost of revenues for the three months ended March 31, 2006 included (i) $15.8 million of depreciation expense, (ii) $969,000 of accretion expense comprised of $125,000 for our asset retirement obligations and $844,000 for our restructuring charges for certain leasehold interests recorded in 2004 and 2005 as we accrete the related liabilities to the total estimated future cash payments needed, (iii) $631,000 of stock-based compensation as a result of our adoption of SFAS 123(R) in the first quarter of 2006 and (iv) $131,000 of amortization expense associated with the intangible assets acquired with our Ashburn campus. U.S. cost of revenues for the three months ended March 31, 2005 included (i) $13.5 million of depreciation expense and (ii) $343,000 of accretion expense comprised of $119,000 for our asset retirement obligations and $224,000 for our restructuring charges. Our U.S. cost of revenues for the three months ended March 31, 2006 also included $1.6 million of additional operating costs not incurred in the prior year associated with the recently acquired IBX centers in Sunnyvale, Chicago and Los Angeles which will be available to customers later in 2006. Excluding depreciation, accretion expense, stock-based compensation, amortization expense and the costs associated with operating our new IBX centers, U.S. cost of revenues increased period over period to $19.4 million for the three months ended March 31, 2006 from $18.1 million for the three months ended March 31, 2005, a 7% increase. This increase is primarily the result of increasing utility costs in line with increasing customer installations and revenues attributed to customer growth partially offset by a reduction of (i) approximately $1.4 million in operating costs, primarily rent and property taxes, in connection with a property we recorded a restructuring charge for in San Jose in the fourth quarter of 2005 and (ii) approximately $530,000 in rent expense as a result of our October 2005 purchase of the Ashburn campus property where our primary Washington, D.C. metro area IBX center is located. We continue to anticipate that our cost of revenues will increase in the foreseeable future to the extent that the occupancy levels in our U.S. IBX centers increase and as newly-acquired IBX centers in the Silicon Valley, Chicago and Los Angeles metro areas commence operations more fully in 2006.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues were $5.4 million for the three months ended March 31, 2006 as compared to $5.0 million for the three months ended March 31, 2005. Asia-Pacific cost of revenues for the three months ended March 31, 2006 included (i) $884,000 of depreciation expense, (ii) $127,000 of stock-based compensation as a result of our adoption of SFAS 123(R) in the first quarter of 2006 and (iii) $65,000 of non-cash rent expense associated with the value attributed to warrants issued in May 2004 to our landlord in connection with a lease amendment for our Hong Kong IBX center. Asia-Pacific cost of revenues for the three months ended March 31, 2005 included (i) $1.0 million of depreciation expense and (ii) $65,000 of non-cash rent expense. Excluding depreciation, stock-based compensation and non-cash rent expense, Asia-Pacific cost of revenues increased period over period to $4.3 million for the three months ended March 31, 2006 from $3.9 million for the three months ended March 31, 2005, a 12% increase. This increase is primarily the result of increasing utility and bandwidth costs in line with increasing customer installations and revenues attributed to this customer growth. Our Asia-Pacific cost of revenues are generated in Hong Kong, Singapore, Sydney and Tokyo. There are several managed infrastructure service revenue streams unique to our Singapore IBX center, such as mail service and managed platform solutions, that are more labor intensive than our service offerings in the United States. We anticipate that our Asia-Pacific cost of revenues will experience moderate growth in the foreseeable future.

Sales and Marketing. Sales and marketing expenses increased to $7.2 million for the three months ended March 31, 2006 from $4.8 million for the three months ended March 31, 2005.

U.S. Sales and Marketing Expenses. U.S. sales and marketing expenses increased to $6.3 million for the three months ended March 31, 2006 from $4.1 million for the three months ended March 31, 2005. Included in U.S. sales and marketing expenses for the three months ended March 31, 2006 were $1.7 million of stock-based compensation expense and $15,000 of amortization expense associated with an intangible asset in connection with our Santa Clara IBX center. Included in U.S. sales and marketing expenses for the three months ended March 31, 2005 was $447,000 of stock-based compensation expense and $15,000 of amortization expense associated with an intangible asset in connection with our Santa Clara IBX center. The increase in the stock-based compensation expense period over period is a result of our adoption of SFAS 123(R) in the first quarter of 2006. Excluding stock-based compensation and amortization expense, U.S. sales and marketing expenses increased to $4.5 million for the three months ended March 31, 2006 as compared to $3.7 million for the three months ended March 31, 2005, a 22% increase. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. This increase was primarily due to (i) approximately $400,000 of higher compensation costs, including increases in sales compensation related to strong new customer bookings throughout 2005 and 2006 and general salary increases and bonuses for our marketing staff and non-commissioned sales staff and (ii) approximately $250,000 of higher travel and entertainment costs. Going forward, we expect to see U.S. sales and marketing spending to increase nominally in absolute dollars as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. Asia-Pacific sales and marketing expenses increased to $947,000 for the three months ended March 31, 2006 as compared to $664,000 for the three months ended March 31, 2005. Included in Asia-Pacific sales and marketing expenses for the three months ended March 31, 2006 was $150,000 of stock-based compensation as a result of our adoption of SFAS 123(R) commencing in the first quarter of 2006. Excluding stock-based compensation, Asia-Pacific sales and marketing expenses were $797,000 for the three months ended March 31, 2006 versus $664,000 for the three months ended March 31, 2005, a 20% increase. This increase was primarily due to an increase in bad debt expense of approximately $77,000 over the prior period as a result of recoveries of bad debt expense recorded during the three months ended March 31, 2005 (negative bad debt expense) of approximately $58,000 due to a strong and successful collections effort on aged receivables previously written-off. Our Asia-Pacific sales and marketing expenses consist of the same types of costs that we incur in our U.S. operations, namely compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. Our Asia-Pacific sales and marketing expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. We expect that our Asia-Pacific sales and marketing expenses will experience some moderate growth in the foreseeable future.

General and Administrative. General and administrative expenses increased to $17.1 million for the three months ended March 31, 2006 from $10.5 million for the three months ended March 31, 2005.

U.S. General and Administrative Expenses. U.S. general and administrative expenses increased to $13.9 million for the three months ended March 31, 2006 as compared to $8.6 million for the three months ended March 31, 2005. Included in U.S. general and administrative expenses for the three months ended March 31, 2006 were $4.6 million of stock-based compensation expense and $485,000 of depreciation expense. Included in U.S. general and administrative expenses for the three months ended March 31, 2005 were $2.0 million of stock-based compensation expense and $347,000 of depreciation expense. The increase in the stock-based compensation expense period over period is a result of our adoption of SFAS 123(R) in the first quarter of 2006. Excluding stock-based compensation expense and depreciation expense, U.S. general and administrative expenses increased to $8.8 million for the three months ended March 31, 2006, as compared to $6.2 million for the prior period, a 42% increase. This increase is primarily due to (i) approximately $1.3 million of higher compensation costs, including general salary increases, bonuses and headcount growth (173 U.S. general and administrative employees as of March 31, 2006 versus 132 as of March 31, 2005), and (ii) an increase in professional fees of approximately $900,000 due primarily to increased accounting fees and other consulting projects in connection with our growth strategies. General and administrative expenses, excluding stock-based compensation and depreciation, consist primarily of salaries and related expenses, accounting, legal and other professional service fees and other general corporate expenses such as our corporate headquarter office lease. Going forward, we expect U.S. general and administrative spending to increase as we continue to scale our operations to support our growth, such as the expansion of our corporate headquarters office in Foster City, California, during the first half of 2006 to accommodate our increased headcount.

Asia-Pacific General and Administrative Expenses. Asia-Pacific general and administrative expenses increased to $3.2 million for the three months ended March 31, 2006 as compared to $1.9 million for the three months ended March 31, 2005. Included in Asia-Pacific general and administrative expenses for the three months ended March 31, 2006 was (i) $538,000 of stock-based compensation as a result of our adoption of SFAS 123(R) in the first quarter of 2006 and (ii) $66,000 of depreciation expense. Included in Asia-Pacific general and administrative expenses for the three months ended March 31, 2005 was $84,000 of depreciation expense. Excluding stock-based compensation and depreciation, Asia-Pacific general and administrative expenses increased to $2.6 million for the three months ended March 31, 2006, as compared to $1.8 million for the prior period, a 43% increase. This increase is primarily due to approximately $800,000 of higher compensation costs, including general salary increases, bonuses and headcount growth (87 Asia-Pacific general and administrative employees as of March 31, 2006 versus 80 as of March 31, 2005), as well as an increase in employer taxes resulting from the taxation imposed by the Singapore tax authorities on one of our former executives exiting the country. Our Asia-Pacific general and administrative expenses consist of the same types of costs that we incur in our U.S. operations, namely salaries and related expenses, accounting, legal and other professional service fees and other general corporate expenses. Our Asia-Pacific general and administrative expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. Our Asia-Pacific headquarter office is located in Singapore. Most of the corporate overhead support functions that we have in the U.S., such as finance, legal, marketing and information technology, also reside in our Singapore office in order to support our Asia-Pacific operations; however, each of our Asia-Pacific locations in Hong Kong, Sydney and Tokyo also have general and administrative staff dedicated to each specific operation. In addition to our Asia-Pacific headquarter office in Singapore, we also have separate office locations in Tokyo and Hong Kong (the Sydney general and administrative staff work out of the Sydney IBX). We expect that our Asia-Pacific general and administrative expenses will experience some moderate growth in the foreseeable future.

Restructuring Charges. During the year ended December 31, 2005, we recorded a restructuring charge of $33.8 million for an excess lease, which we refer to as the 2005 restructuring charge. During the year ended December 31, 2004, we recorded a restructuring charge of $17.7 million for two excess leases, which we refer to as the 2004 restructuring charge. As of December 31, 2005, we had total accrued restructuring charges of $49.8 million recorded as a liability on our balance sheet related to both the 2005 and 2004 restructuring charges described above. During the three months ended March 31, 2006, we (i) recorded $844,000 of accretion expense related to these excess leases and (ii) incurred net cash payments of $2.9 million related to these excess leases resulting in an accrued restructuring charge liability on our balance sheet of $47.7 million as of March 31, 2006. We are contractually committed to these excess leases through 2015. For further detailed information on our restructuring charges, see Note 14 of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of this Quarterly Report on Form 10-Q.

Interest Income. Interest income increased to $1.6 million from $667,000 for the three months ended March 31, 2006 and 2005, respectively. Interest income increased due to higher average cash, cash equivalent and short-term and long-term investment balances held in interest-bearing accounts during these periods, as well as higher yields on those balances due to increased interest rates. The average yield for the three months ended March 31, 2006 was 4.15% versus 2.57% for the three months ended March 31, 2005.

Interest Expense. Interest expense increased to $3.9 million from $2.5 million for the three months ended March 31, 2006 and 2005, respectively. During the quarter ended March 31, 2005, we converted 95% of the outstanding 14% convertible secured notes and unpaid interest totaling $38.0 million held by STT Communications into 4.1 million shares of our preferred stock, which was subsequently converted into 4.1 million shares of our common stock in February 2005. In addition, STT Communications converted the remaining 5% of the outstanding 14% convertible secured notes and unpaid interest totaling $2.2 million into 240,578 shares of our preferred stock, which was immediately converted into 240,578 shares of our common stock in November 2005. These conversion activities resulted in a decrease in interest expense over 2005; however, these decreases were more than offset by increases in interest expense associated with (i) the $18.7 million financing we recorded in connection with the Silicon Valley metro area IBX center equipment and fiber purchase during the first quarter of 2005, which bears interest at 8.50%; (ii) the $9.7 million financing for equipment we purchased in connection with our Chicago IBX acquisition in November 2005, which bears interest at 7.50%; (iii) the $38.1 million financing we recorded in connection with our Los Angeles IBX financing in December 2005, which bears interest at 7.75% and (iv) the $60.0 million mortgage payable we recorded in connection with our Ashburn campus financing in December 2005, which bears interest at 8.00%. Furthermore, in connection with various construction projects related to our IBX expansion efforts during the three months ended March 31, 2006, we capitalized $263,000 of interest expense to construction in progress. We did not capitalize any interest during the three months ended March 31, 2005.

Income Taxes. A full valuation allowance is recorded against our net deferred tax assets as management cannot conclude, based on available objective evidence including recurring historical losses, that it is more likely than not that the net value of our deferred tax assets will be realized. However, for the three months ended March 31, 2006 and 2005, we recorded $385,000 and $505,000, respectively, of income tax expense, primarily representing income taxes related to alternative minimum tax and foreign jurisdictions. We have not incurred any significant income tax expense since inception and we do not expect to incur any significant income tax expense during 2006 other than alternative minimum tax.

Cumulative Effect of a Change in Accounting Principle. As a result of our adoption of SFAS No. 123(R), “Share-Based Payment,” during the three months ended March 31, 2006, we recorded a reduction of expense totaling $376,000, which is reflected as a cumulative effect of a change in accounting principle on our statement of operations for this period. This amount reflects the application of an estimated forfeiture rate to partially vested employee equity awards as of January 1, 2006 that we accounted for under APB 25, which was primarily for restricted stock awards to our executive officers that were granted during the first quarter of 2005.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital requirements primarily through the issuance of various debt and equity instruments, for aggregate gross proceeds of approximately $1.2 billion. As of March 31, 2006, our total indebtedness was comprised of (i) non-convertible debt and financing obligations totaling $155.6 million from our Washington D.C. metro area IBX capital lease, San Jose IBX equipment and fiber financing, Chicago IBX equipment financing, Los Angeles IBX financing and Ashburn campus mortgage payable and (ii) convertible debt totaling $86.3 million from our convertible subordinated debentures as outlined below.

As of March 31, 2006, our principal source of liquidity was our $162.2 million of cash, cash equivalents and short-term and long-term investments. In addition, as of March 31, 2006, we had $43.3 million of additional liquidity available to us under our $50.0 million Silicon Valley Bank revolving credit line in the event we need additional cash to pursue attractive strategic opportunities that may become available in the future. While we had generated negative operating cash flow in each annual period since inception through 2003, commencing with the quarter ended September 30, 2003 we started to generate positive operating cash flow. Since then, we have generated cash flow from our operations throughout 2004 and 2005 and expect this trend to continue throughout 2006 and beyond. While we expect that our cash flow from operations will continue to grow, due to our recently announced expansion plans in the Washington, D.C. and Chicago metro areas, we expect our cash flow used in investing activities, primarily as a result of our expected purchases of property and equipment to complete these expansion projects, will also increase and be greater than our cash flows generated from operating activities. As a result, although we believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our currently identified business objectives for at least the next twelve months, we will investigate financing opportunities in connection with our Chicago metro area expansion plans in order to minimize expected cash outlays to pursue this project and in order to continue to meet our cash requirements to fund our other capital expenditures, debt service and corporate overhead requirements (excluding the purchases, sales and maturities of our short-term and long-term investments). However, given our limited operating history, additional potential expansion opportunities that we may decide to pursue and other business risks that may cause our operating results to fluctuate, we may not achieve our desired levels of profitability or cash requirements in the future. For further information, refer to “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q below.

Sources and Uses of Cash

Net cash provided by our operating activities was $12.8 million and $15.4 million for the three months ended March 31, 2006 and 2005, respectively. While we continue to experience strong collections of our accounts receivable, we incurred an increase in payments during the three months ended March 31, 2006 over the prior period, primarily related to additional restructuring charge payments of $2.5 million as a result of our 2005 restructuring charge. While we expect that this increased level of restructuring charge payments will have an impact on our ability to grow our cash from operating activities, we expect that we will continue to generate cash from our operating activities throughout 2006 and beyond.

Net cash used in our investing activities was $35.6 million for the three months ended March 31, 2006. Net cash generated from our investing activities was $1.8 million for the three months ended March 31, 2005. Net cash used in investing activities for the three months ended March 31, 2006 was primarily the result of the capital expenditures required to bring our recently acquired IBX centers in the Silicon Valley, Chicago and Los Angeles metro areas to Equinix standards, the Washington, D.C. metro area IBX expansion project and to support our growing customer base, as well as the net purchases of our short-term and long-term investments. Net cash provided by investing activities during the three months ended March 31, 2005 was primarily the result of the net sales and maturities of our short-term investments into cash and cash equivalents, offset by capital expenditures required to bring our recently acquired IBX centers in the Silicon Valley and Washington, D.C. areas to Equinix standards and to support our growing customer base. For 2006 and beyond, we anticipate that our cash used in investing activities, excluding the purchases, sales and maturities of short-term and long-term investments, will primarily be for our capital expenditures as well as additional purchases of real estate that we may undertake in the future. In February 2006, we announced the Chicago metro area IBX expansion project in which we may purchase a vacant building for $9.8 million, payable upon closing. If we purchase this building, additional significant capital expenditures would be required in order to build out a new IBX center on this property.

Net cash used by financing activities was $15.5 million for the three months ended March 31, 2006. Net cash provided by financing activities was $1.1 million for the three months ended March 31, 2005. Net cash used for the three months ended March 31, 2006, was primarily due to the repayment of the $30.0 million drawdown from the $50.0 million Silicon Valley Bank revolving credit line that we borrowed in October 2005 and principal payments for our capital lease and other financing obligations and Ashburn campus mortgage payable offset by proceeds from the exercises of employee stock options and purchases from our employee stock purchase plan. Net cash provided by financing activities for the three months ended March 31, 2005, was primarily the result of proceeds from the exercises of employee stock options and purchases from our employee stock purchase plans, offset by principal payments for our capital lease and other financing obligations.

Debt Obligations – Non-Convertible Debt

As of March 31, 2006, our non-convertible debt totaled $155.6 million and was comprised of our (i) Washington D.C. metro area IBX capital lease, (ii) San Jose IBX equipment and fiber financing, (iii) Chicago IBX equipment financing, (iv) Los Angeles IBX financing and (v) Ashburn campus mortgage payable. Furthermore, as of March 31, 2006, we had utilized $6.7 million of the credit line through the issuance of letters of credit, and, as a result, we had $43.3 million of additional liquidity available to us under the $50.0 million Silicon Valley Bank revolving credit line.

Washington D.C. Metro Area IBX Capital Lease. In April 2004, we entered into a long-term lease for a 95,000 square foot data center in the Washington, D.C. metro area. The center is adjacent to our existing Washington D.C. metro area IBX center. This lease, which includes the leasing of all of the IBX plant and machinery equipment located in the building, is a capital lease. We took possession of this property during the fourth quarter of 2004, and as a result, recorded property and equipment assets, as well as a capital lease obligation, totaling $35.3 million. Payments under this lease will be made monthly through October 2019 at an effective interest rate of 8.50% per annum. As of March 31, 2006, principal of $34.3 million remained outstanding under this capital lease.

San Jose IBX Equipment and Fiber Financing. In December 2004, we entered into a long-term lease for a 103,000 square foot data center in San Jose, and at the same time entered into separate agreements to purchase the equipment located within this new IBX center and to interconnect all three of our Silicon Valley area IBX centers to each other through redundant dark fiber links. Under U.S. generally accepted accounting principles, these three separate agreements are considered to be a single arrangement. Furthermore, while the building component of this transaction is classified as a long-term operating lease, the equipment and fiber portions of the transaction are classified as financed assets. We took possession of this property during the first quarter of 2005, and as a result, recorded property and equipment and prepaid fiber assets, as well as a financing obligation, totaling $18.7 million. Payments under this financing obligation will be made monthly through May 2020 at an effective interest rate of 8.50% per annum. As of March 31, 2006, principal of $14.9 million remained outstanding under this financing obligation.

Chicago IBX Equipment Financing. In July 2005, we entered into a long-term sublease for a 107,000 square foot data center in Chicago, and at the same time entered into a separate agreement to purchase the equipment located within this IBX center. Under U.S. generally accepted accounting principles, these two separate agreements are considered to be a single arrangement. Furthermore, while the building component of this transaction is classified as a long-term operating lease, the equipment portion of the transaction is classified as financed assets. We took possession of this property and title to the equipment assets in November 2005, and as a result, recorded IBX equipment assets, as well as a financing obligation, totaling $9.7 million at that time. Payments under this financing obligation will be made monthly through August 2015 at an effective interest rate of 7.50% per annum. As of March 31, 2006, principal of $8.5 million remained outstanding under this financing obligation.

Los Angeles IBX Financing. In September 2005, we purchased a 107,000 square foot data center in the Los Angeles metro area for $34.7 million, which we paid for in full with cash in September 2005. In October 2005, we entered into a purchase and sale agreement to sell this Los Angeles IBX for $38.7 million and to lease it back from the purchaser pursuant to a long-term lease, which closed in December 2005, and we received net proceeds from the sale of this property of $38.1 million. However, due to our continuing involvement in regards to certain aspects of this property, the sale and leaseback of this property does not qualify as a sale-leaseback under generally accepted accounting principles, but rather is accounted for as a financing of the property. We refer to this portion of the transaction as the Los Angeles IBX financing. Pursuant to the Los Angeles IBX financing, we recorded a financing obligation liability totaling $38.1 million in December 2005. Payments under the Los Angeles IBX financing will be made monthly through December 2025 at an effective interest rate of 7.75% per annum. As of March 31, 2006, principal of $38.1 million remained outstanding under this financing obligation.

Ashburn Campus Mortgage Payable. In December 2005, we completed the financing of our October 2005 purchase of the Ashburn campus property with a $60.0 million mortgage to be amortized over 20 years. Upon receipt of the $60.0 million of cash, which we received in December 2005, we recorded a $60.0 million mortgage payable, which we refer to as the Ashburn campus mortgage payable. Payments under the Ashburn campus mortgage payable will be made monthly through January 2026 at an effective interest rate of 8% per annum. As of March 31, 2006, principal of $59.8 million remained outstanding under this mortgage payable.

$50.0 Million Silicon Valley Bank Revolving Credit Line. In December 2004, we entered into a $25.0 million line of credit arrangement with Silicon Valley Bank that matured in December 2006. In September 2005, we amended the Silicon Valley Bank credit line by entering into a $50.0 million revolving line of credit agreement with Silicon Valley Bank, replacing the previously outstanding $25.0 million line of credit arrangement with the same bank. The new $50.0 million Silicon Valley Bank revolving credit line has a three-year commitment, which enables us to borrow, repay and re-borrow the full amount, up to September 15, 2008. We refer to this transaction as the $50.0 million Silicon Valley Bank revolving credit line. Borrowings under the $50.0 million Silicon Valley Bank revolving credit line bear interest at floating interest rates, plus applicable margins, based either on the prime rate or LIBOR. In October 2005, we elected to borrow $30.0 million from the $50.0 million Silicon Valley Bank revolving credit line, which we refer to as the $30.0 million drawdown and which we paid back in full in January 2006. The $30.0 million drawdown was used to fund a portion of the purchase of the Ashburn IBX property acquisition. As of March 31, 2006, the $50.0 million Silicon Valley Bank revolving credit line had an interest rate of 7.33% per annum. The $50.0 million Silicon Valley Bank revolving credit line also features sublimits, which allow us to issue letters of credit, enter into foreign exchange forward contracts and make advances for cash management services. Our utilization under any of these sublimits would have the effect of reducing the amount available for borrowing under the $50.0 million Silicon Valley Bank revolving credit line during the period that such sublimits remain utilized and outstanding. As of March 31, 2006, we had utilized $6.7 million under the letters of credit sublimit with the issuance of five letters of credit and, as a result, reduced the amount of borrowings available to us from $50.0 million to $43.3 million. The $50.0 million Silicon Valley Bank revolving credit line is collateralized by substantially all of our domestic assets and contains several financial covenants, which require compliance with maximum leverage ratios, working capital ratios and a minimum EBITDA target, each of which we were in compliance with as of March 31, 2006.

Debt Obligations – Convertible Debt

Convertible Subordinated Debentures. During February 2004, we sold $86.3 million in aggregate principal amount of 2.5% convertible subordinated debentures due 2024 to qualified institutional buyers. The interest on the convertible subordinated debentures is payable semi-annually every February and August, which commenced August 2004, and is payable in cash. Our convertible subordinated debentures are convertible into 2.2 million shares of our common stock.

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

Debt Maturities, Financings, Leases and Other Contractual Commitments

We lease our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2025. The following represents our debt maturities, financings, leases and other contractual commitments as of March 31, 2006 (in thousands):

	Convertible subordinated debentures	Mortgage payable	Capital lease and other financing obligations	Operating leases covered under accrued restructuring charges	Operating leases (1)	Other contractual commitments (1)	Total
2006 (nine months)	$—	$4,517	$6,988	$10,304	$20,232	$65,773	$107,814
2007	—	6,022	9,568	13,954	26,398	78	56,020
2008	—	6,022	9,842	13,262	26,194	—	55,320
2009	86,250	6,022	10,122	13,309	26,557	—	142,260
2010	—	6,022	10,409	3,357	26,237	—	46,025
2011 and thereafter	—	90,838	128,355	16,607	111,853	—	347,653

	86,250	119,443	175,284	70,793	237,471	65,851	755,092
Less amount representing interest	—	(59,648)	(85,998)	—	—	—	(145,646)
Plus amount representing residual property value	—	—	6,555	—	—	—	6,555
Less amount representing estimated subrental income and expense	—	—	—	(15,228)	—	—	(15,228)
Less amount representing accretion	—	—	—	(7,847)	—	—	(7,847)

	$86,250	$59,795	$95,841	$47,718	$237,471	$65,851	$592,926

(1)	Represents off-balance sheet arrangements. Other contractual commitments are described below.

In connection with five of our IBX operating leases, we have entered into five irrevocable letters of credit with Silicon Valley Bank. These letters of credit were provided in lieu of cash deposits under the letters of credit sublimit provision in connection with the $50.0 million Silicon Valley Bank revolving credit line. The letters of credit total $6.7 million, are collateralized by the $50.0 million Silicon Valley Bank revolving credit line and automatically renew in successive one-year periods until the final lease expiration dates. If the landlords for any of these five IBX leases decide to draw down on these letters of credit, we will be required to fund these letters of credit either through cash collateral or borrowings under the $50.0 million Silicon Valley Bank revolving credit line. This contingent commitment is not reflected in the table above.

Primarily as a result of our recent IBX expansions in the Washington D.C., Silicon Valley, Chicago and Los Angeles metro areas, as of March 31, 2006, we were contractually committed for $55.3 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers prior to making them available to customers for installation. This amount, which is expected to be paid in 2006, is reflected in the table above as an “other contractual commitment.” In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures beyond the $55.3 million contractually committed as of March 31, 2006 in these four markets during the remainder of 2006 of approximately $9.0 to $11.0 million in order to complete the work needed to bring these new IBXs up to Equinix standards. This non-contractual capital expenditure spending is not reflected in the table above. Lastly, we have other, smaller future purchase commitments in place as of March 31, 2006, such as commitments to purchase power in select locations, primarily in the U.S. and Singapore, through 2006 and 2007, and other open purchase orders which contractually bind us for goods or services to be delivered or provided later in 2006 and 2007. Such other purchase commitments as of March 31, 2006, which total $10.6 million, are also reflected in the table above as an “other contractual commitment.”

In February 2006, we entered into a definitive purchase and sale agreement to purchase a vacant 228,000 square foot stand-alone office/warehouse complex in the Chicago metro area for $9.8 million, payable upon closing, except for $700,000, which we paid in March 2006, in the form of a refundable deposit. The agreement is subject to numerous closing conditions, including the satisfactory completion by us of a comprehensive due diligence review of the property. As part of the evaluation process, we are considering several partnering and financing options for building out this center and are also evaluating options to build out this center in a phased approach. The new center would be interconnected to our downtown Chicago IBX center through redundant dark fiber links managed by us. We refer to this project as the Chicago metro area IBX expansion project. If we purchase this building, additional significant capital expenditures would be required in order to build out a new IBX center on this property. In April 2006, we paid a $100,000 nonrefundable deposit to extend the due diligence period for the Chicago metro area IBX expansion project to May 2006. This contingent commitment is not reflected in the table above.

Summary

Our utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Our utilization rate grew to 57% as of March 31, 2006 from 45% as of March 31, 2005. Although we have substantial capacity for growth, our utilization rates vary from market to market among our IBX centers in the eleven markets across the U.S. and Asia-Pacific. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. In addition, power and cooling requirements for some customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of draw our customers take from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. We could face power limitations in our centers even though we may have additional physical capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows. As a result of these power limitations in our existing IBX centers, the maximum utilization rate that we expect to achieve for most IBX centers until we consider an IBX center full or sold-out is approximately 75-80% depending on the building configurations.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service offerings, such as our acquisition of the Sprint property in Santa Clara in December 2003, our 2004 expansions in the Washington, D.C. and Silicon Valley metro area markets, our 2005 expansions in the Silicon Valley, Chicago and Los Angeles metro area markets opening in 2006 and our 2006 announcements on our intention to build new IBX centers in the Washington, D.C. and Chicago metro areas. However, we will continue to be very selective with any similar opportunity. As was the case with these recent expansions in the Washington, D.C., Silicon Valley, Chicago and Los Angeles area markets, our expansion criteria will be dependent on demand from new and existing customers, quality of the design, power capacity, access to networks, capacity availability in current market location, amount of incremental investment required by us in the targeted property, lead-time to break-even and in-place customers. Like our recent expansions, the right combination of these factors may be attractive to us. Dependent on the particular deal, these acquisitions may require upfront cash payments and additional capital expenditures or may be funded through long-term financing arrangements in order to bring these centers up to Equinix standards. Property expansion may be in the form of a purchase of real property, as was the case with our recent Ashburn campus property acquisition, or a long-term leasing arrangement.

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

As of March 31, 2006, our principal source of liquidity was our $162.2 million of cash, cash equivalents and short-term and long-term investments. In addition, as of March 31, 2006, we had $43.3 million of additional liquidity available to us under our $50.0 million Silicon Valley Bank revolving credit line in the event we need additional cash to pursue attractive strategic opportunities that may become available in the future. While we had generated negative operating cash flow in each annual period since inception through 2003, commencing with the quarter ended September 30, 2003 we started to generate positive operating cash flow. Since then, we have generated cash flow from our operations throughout 2004 and 2005 and expect this trend to continue throughout 2006 and beyond. While we expect that our cash flow from operations will continue to grow, due to our recently announced expansion plans in the Washington, D.C. and Chicago metro areas, we expect our cash flow used in investing activities, primarily as a result of our expected purchases of property and equipment to complete these expansion projects, will also increase and are expected to be greater than our cash flows generated from operating activities. As a result, although we believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our currently identified business objectives for at least the next twelve months, we will investigate financing opportunities in connection with our Chicago metro area expansion plans in order to minimize expected cash outlays to pursue this project and in order to continue to meet our cash requirements to fund our other capital expenditures, debt service and corporate overhead requirements (excluding the purchases, sales and maturities of our short-term and long-term investments). However, given our limited operating history, additional potential expansion opportunities that we may decide to pursue and other business risks that may cause our operating results to fluctuate, we may not achieve our desired levels of profitability or cash requirements in the future.

Recent Accounting Pronouncements

In September 2005, the FASB approved EITF Issue 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues” (“EITF 05-7”). EITF 05-7 addresses that the change in the fair value of an embedded conversion option upon modification should be included in the analysis under EITF Issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” to determine whether a modification or extinguishment has occurred and that changes to the fair value of a conversion option affects the interest expense on the associated debt instrument following a modification. Therefore, the change in fair value of the conversion option should be recognized upon the modification as a discount or premium associated with the debt, and an increase or decrease in additional paid-in capital. EITF 05-7 is effective for all debt modifications in annual or interim periods beginning after December 15, 2005. The adoption of EITF 05-7 has not had a significant impact on our financial position and results of operations.

In September 2005, the FASB approved EITF Issue 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EITF 05-8”). EITF 05-8 addresses that (i) the recognition of a beneficial conversion feature creates a difference between the book basis and tax basis (“basis difference”) of a convertible debt instrument, (ii) that basis difference is a temporary difference for which a deferred tax liability should be recorded and (iii) the effect of recognizing the deferred tax liability should be charged to equity in accordance with SFAS No. 109. EITF 05-8 is effective for financial statements for periods beginning after December 15, 2005, and must be adopted through retrospective application to all periods presented. As a result, EITF 05-8 applies to debt instruments that were converted or extinguished in prior periods as well as to those currently outstanding. The adoption of EITF 05-8 has not had a significant impact on our financial position, results of operations and cash flows.

In October 2005, the FASB issued FASB Staff Position No. SFAS 13-1 (“FSP SFAS 13-1”), which addresses the accounting for rental costs associated with building and ground operating leases that are incurred during a construction period. The FASB decided that such rental costs incurred during a construction period shall be recognized as rental expense. A lessee should cease capitalizing rental costs as of the effective date of FSP SFAS 13-1. The guidance in FSP SFAS 13-1 shall be applied to the first reporting period beginning after December 15, 2005. Early adoption is permitted for financial statements or interim financial statements that have not yet been issued. A lessee shall cease capitalizing rental costs as of the effective date of FSP SFAS 13-1 for operating lease arrangements entered into prior to the effective date of FSP SFAS 13-1. The adoption of FSP SFAS 13-1 has not had a significant impact on our financial position, results of operations or cash flows as our accounting policy for such rental costs has always been to expense such costs.

In November 2005, the FASB issued FASB Staff Position No. SFAS 115-1 and SFAS 124-1 (“FSP SFAS 115-1 and 124-1”), which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP SFAS 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP SFAS 115-1 and 124-1 amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The guidance in FSP SFAS 115-1 and 124-1 shall be applied to the first reporting period beginning after December 15, 2005. The adoption of FSP SFAS 115-1 and 124-1 has not had a significant impact on our financial position, results of operations and cash flows.

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

In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6 (“FSP FIN 46(R)-6”), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, as amended (“FIN 46(R)”). The variability that is considered in applying FIN 46(R) affects the determination of (a) whether the entity is a variable interest entity, (b) which interests are variable interests in the entity and (c) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 provides additional guidance to consider for determining variability. FSP FIN 46(R)-6 is effective beginning the first day of the first reporting period beginning after June 15, 2006. We are currently in the process of evaluating the impact that the adoption of FSP FIN 46(R)-6 will have on our financial position, results of operations and cash flows.

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

Interest Rate Risk

The Company’s exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio. All of our cash equivalents and marketable securities are designated as available-for-sale and are therefore recorded at fair market value on our balance sheet with the unrealized gains or losses reported as a separate component of other comprehensive income or loss. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of March 31, 2006 our portfolio maturity was relatively short. If current interest rates were to increase or decrease by 10%, the fair market value of our investment portfolio could increase or decrease by approximately $286,000.

An immediate 10% increase or decrease in current interest rates would furthermore not have a material impact on our debt obligations due to the fixed nature of the majority of our debt obligations. However, the interest expense associated with our $50.0 million revolving credit line, which bears interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR, could be affected. In October 2005, we elected to borrow $30.0 million at a one-month LIBOR interest rate, inclusive of the applicable margin, of 5.72% per annum. Upon the one-month maturity date of the $30.0 million drawdown, we had the opportunity to either repay all or a portion of the $30.0 million drawdown, or convert the $30.0 million drawdown into a new borrowing at either the then applicable one, three or six month LIBOR rate plus an applicable margin or at the prime rate. We elected to continue rolling this drawdown forward in monthly increments at the then applicable one-month LIBOR interest rates, inclusive of the applicable margin, until such time that we decided to repay the $30.0 million drawdown in full in January 2006 at which point the effective interest rate had risen to 6.12%. As of March 31, 2006, the $50.0 million revolving credit line had an effective interest rate of 7.33%. Therefore, any borrowings from our $50.0 million revolving credit line are subject to interest rate risk.

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but do not impact our earnings or cash flows. The fair market value of our convertible subordinated debentures is based on quoted market prices. The estimated fair value of our convertible subordinated debentures as of March 31, 2006 was approximately $145.3 million versus approximately $98.9 million as of December 31, 2005.

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

In addition, as we now intend to start building new, “greenfield” IBX centers, we will be subject to commodity price risk for building materials related to the construction of these IBX centers, such as steel and copper. In addition, the lead-time to procure certain pieces of equipment, such as generators, is substantial. Any delays in procuring the necessary pieces of equipment for the construction of our IBX centers could delay the anticipated openings of these new IBX centers and, as a result, increase the cost of these projects.

We do not employ forward contracts or other financial instruments to hedge commodity price risk.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 30, 2001 and August 8, 2001, putative shareholder class action lawsuits were filed against us, certain of our officers and directors (the “Individual Defendants”), and several investment banks that were underwriters of our initial public offering. The cases were filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased our stock between August 10, 2000 and December 6, 2000. In addition, similar lawsuits were filed against approximately 300 other issuers and related parties. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 against us and the Individual Defendants. The plaintiffs have since dismissed the Individual Defendants without prejudice. The suits allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for our initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. On February 19, 2003, the Court dismissed the Section 10(b) claim against us, but denied the motion to dismiss the Section 11 claim.

In July 2003, a Special Litigation Committee of the Equinix Board of Directors approved a settlement agreement and related agreements which set forth the terms of a settlement between us, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of us and the individual defendants and our agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase and the plaintiffs reached a preliminary agreement for a settlement for $425 million. The JPMorgan Chase settlement has not yet been approved by the Court. However, if it is finally approved, then the maximum amount that the issuers’ insurers will be potentially liable for is $575 million. It is anticipated that any potential financial obligation of Equinix to plaintiffs pursuant to the settlement, of which such claims are currently expected to be less than $3.4 million, will be covered by existing insurance and we do not expect that the settlement will involve any payment by us. However, if the JPMorgan Chase settlement is finally approved, Equinix’s maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be less than $2 million. We have no information as to whether there are any material limitations on the expected recovery by other issuer defendants of any potential financial obligation to plaintiffs from their own insurance carriers. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the Underwriter Defendants submitted objections to the settlement to the Court. The Court held a hearing regarding these and other objections to the settlement at a fairness hearing on April 24, 2006, but has not yet issued a ruling. There is no assurance that the court will grant final approval to the settlement. As approval by the Court cannot be assured, we are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

On October 13, 2004, the Court certified a Section 11 class in four of the six cases that were the subject of class certification motions and determined that the class period for Section 11 claims is the period between the initial public offering and the date that unregistered shares entered the market. The Court noted that its decision on those cases is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants sought leave to appeal the class certification decision and the Second Circuit has accepted the appeal. Plaintiffs have not yet moved to certify a class in the Equinix case. Until the settlement is finalized and approved by the Court, or in the event such settlement is not approved, we and our officers and directors intend to continue to defend the actions vigorously.

Item 1A. Risk Factors

In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business and us:

Risks Related to Our Business

We have incurred substantial losses in the past and may continue to incur additional losses in the future.

Although we have generated cash from operations since the quarter ended September 30, 2003, for the years ended December 31, 2005, 2004 and 2003, we incurred net losses of $42.6 million, $68.6 million and $84.2 million, respectively. For the three months ended March 31, 2006, we incurred additional net losses of $5.1 million. In light of new rules regarding the expensing of stock-based compensation, we do not expect to become net income positive for the foreseeable future. In addition, if we acquire or build-out additional IBX centers, we will have additional depreciation and amortization expenses that will negatively impact our ability to achieve and sustain profitability. Although our goal is to achieve profitability, even without giving effect to the expensing of stock-based compensation, there can be no guarantee that we will become profitable, and we may continue to incur additional losses. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

For the years ended December 31, 2005, 2004 and 2003, we recognized 13%, 13% and 15%, respectively, of our revenues outside North America. For the three months ended March 31, 2006, we recognized 14% of our revenues outside North America. We anticipate that, for the foreseeable future, a significant part of our revenues will be derived from sources outside North America.

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

We believe that most of the pre-existing built-out data centers have already been acquired, and that there are few if any viable distressed assets available for us to acquire in our key markets today. In order to sustain our growth in these markets, we may begin to acquire suitable land with or without structures and build our new IBX centers from the ground up (a “greenfield” build). A greenfield build involves substantial planning and lead-time, much longer time to completion than we have currently seen in our recent IBX retrofits of existing data centers, and significantly higher costs of construction, equipment, and materials which could have a negative impact on our returns. A greenfield build also requires us to carefully select and rely on the experience of one or several general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays, increased costs to complete the project, and other negative impacts to our expected returns. Site selection is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets with the necessary combination of high power capacity and fiber connectivity.

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

We may also have difficulty obtaining sufficient power capacity for potential expansion sites in new or existing markets. We may experience significant delays and substantial increased costs demanded by the utilities to provide the level of electrical service required by our current IBX center designs.

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

As of March 31, 2006, STT Communications, through its subsidiary, i-STT Investments (Bermuda) Ltd., had voting control over approximately 15% of our outstanding common stock. In addition, STT Communications is not prohibited from buying shares of our stock in public or private transactions. As a result, STT Communications is able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could prevent or delay a third party from acquiring or merging with us.

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

For the years ended December 31, 2005, 2004 and 2003, IBM accounted for 11%, 13% and 15%, respectively, of our revenues. For the three months ended March 31, 2006, IBM accounted for 10% of our revenues. We expect that IBM will continue to account for a significant portion of our revenue for the foreseeable future. Although the term of our IBM contract runs through 2011, IBM currently has the right to reduce its commitment to us pursuant to the terms and requirements of its customer agreement. If we lose IBM as a customer or if it significantly reduces the level of its commitment, our business, financial condition and results of operations could be adversely affected.

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

Since January 1, 2005, our common stock has traded between $31.39 and $64.41 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. Actual sales, or the market’s perception with respect to possible sales, of a substantial number of shares of our common stock within a narrow period of time could cause our stock price to fall. Announcements by us or others may also have a significant impact on the market price of our common stock. These announcements may include:

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed Herewith
2.1

Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.

		Def. Proxy 14A	12/12/02
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02
3.2	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02
3.3	Bylaws of the Registrant.	10-K	12/31/02
3.4	Certificate of Amendment of the Bylaws of the Registrant.	10-Q	6/30/03
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.10	Registration Rights Agreement (See Exhibit 10.75).
4.11	Indenture (see Exhibit 10.99).
10.2	Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).	S-4 (File No. 333-93749)	12/29/99
10.5	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99
10.9+	Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.	S-4/A (File No. 333-93749)	5/9/00
10.10+	Lease Agreement with Market Halsey Urban Renewal, LLC, dated as of May 3, 1999.	S-4/A (File No. 333-93749)	2/24/00
10.11+	Lease Agreement with Laing Beaumeade, dated as of November 18, 1998 and subsequently assigned to Equinix Operating Co., Inc.	S-4/A (File No. 333-93749)	5/9/00
10.12+	Lease Agreement with Rose Ventures II, Inc., dated June 10, 1999.	S-4/A (File No. 333-93749)	5/9/00

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed Herewith
10.13+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 8, 1999.	S-4/A (File No. 333-93749)	4/20/00
10.14+	First Amendment to Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of September 9, 1999 and subsequently assigned to Equinix Operating Co., Inc.	S-4/A (File No. 333-93749)	5/9/00
10.15+	Lease Agreement with Nexcomm Asset Acquisition I, L.P., dated as of January 21, 2000.	S-4/A (File No. 333-93749)	5/9/00
10.16+	Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of December 15, 1999 and subsequently assigned to Equinix Operating Co., Inc.	S-4/A (File No. 333-93749)	2/24/00
10.23	Purchase Agreement between International Business Machines Corporation and Equinix, Inc. dated May 23, 2000.	S-4/A (File No. 333-93749)	6/2/00
10.24	2000 Equity Incentive Plan.	S-1 (File No. 333-39752)	6/21/00
10.25	2000 Director Option Plan.	S-1/A (File No. 333-39752)	7/19/00
10.27	Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000.	S-1/A (File No. 333-39752)	8/9/00
10.28+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of July 1, 2000 and subsequently assigned to Equinix Operating Co., Inc.	10-Q	9/30/00
10.29+	Second Amendment to Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of May 1, 2000 and subsequently assigned to Equinix Operating Co., Inc.	10-Q	9/30/00
10.30+	Letter Amendment to Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 24, 2000.	10-Q	9/30/00
10.31+	Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24, 2000.	10-Q	9/30/00

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed Herewith
10.42+	First Amendment to Deed of Lease with TrizecHahn Beaumeade Technology Center LLC, dated as of March 22, 2001 and subsequently assigned to Equinix Operating Co., Inc.	10-Q	6/30/01
10.43+	First Lease Amendment Agreement with Market Halsey Urban Renewal, LLC, dated as of May 23, 2001.	10-Q	6/30/01
10.44+	First Amendment to Lease with Nexcomm Asset Acquisition I, L.P., dated as of April 18, 2000.	10-Q	6/30/01
10.45+	Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of December 18, 2000.	10-Q	6/30/01
10.46	First Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated September 26, 2001.	10-Q	9/30/01
10.48	2001 Supplemental Stock Plan.	10-Q	9/30/01
10.53	Second Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated May 20, 2002.	10-Q	6/30/02
10.54+	Amended and Restated Master Service Agreement by and between International Business Machines Corporation and Equinix, Inc., dated as of May 1, 2002.	10-Q	6/30/02
10.56+	Second Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of October 1, 2002.	10-Q	9/30/02
10.58	Form of Severance Agreement entered into by the Company and each of the Company’s executive officers.	10-Q	9/30/02
10.61	Tenancy Agreement over units #06-01, #06-05, #06-06, #06-07 and #06-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.	10-K	12/31/02
10.62	Tenancy Agreement over units #05-05, #05-06, #05-07 and #05-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.	10-K	12/31/02
10.63	Tenancy Agreement over units #03-01 and #03-02 of Block 28 Ayer Rajah Crescent, Singapore 139959.	10-K	12/31/02

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed Herewith
10.64	Tenancy Agreement over units #05-01, #05-02, #05-03 and #05-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.	10-K	12/31/02
10.65	Tenancy Agreement over units #03-05, #03-06, #03-07 and #03-08 of Block 20 Ayer Rajah Crescent, Singapore 139964.	10-K	12/31/02
10.69	Lease Agreement with Downtown Properties, LLC dated as of April 10, 2000, as amended.	10-K	12/31/02
10.70	Lease Agreement with Comfort Development Limited dated November 10, 2000.	10-K	12/31/02
10.71	Lease Agreement with PacEast Telecom Corporation dated June 15, 2000, as amended.	10-K	12/31/02
10.72	Lease Agreement Lend Lease Real Estate Investments Limited dated October 20, 2000.	10-K	12/31/02
10.73	Lease Agreement with AIPA Properties, LLC dated November 1, 1999, as amended.	10-K	12/31/02
10.74	Third Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 30, 2002.	10-K	12/31/02
10.75	Registration Rights Agreement by and among Equinix and the Initial Purchasers, dated as of December 31, 2002.	10-K	12/31/02
10.83

Securities Purchase and Admission Agreement, dated April 29, 2003, among Equinix, certain of Equinix’s subsidiaries, i-STT Investments Pte Ltd, STT Communications Ltd and affiliates of Crosslink Capital.

		8-K	5/1/03
10.84	Sublease by and between Electronics for Imaging as Landlord and Equinix Operating Co., Inc. as Tenant dated February 12, 2003.	10-Q	3/31/03
10.92	Renewal of Tenancy Agreements over units #06-01, #06-05/08, #05-05/08, #03-05/08 & #05-01/04 of Block 20 Ayer Rajah Crescent, Singapore 139964.	10-Q	9/30/03

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed Herewith
10.94	Fourth Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of November 21, 2003.	10-K	12/31/03
10.95+	Sublease Agreement between Sprint Communications Company, L.P. and Equinix Operating Co., Inc. dated as of October 24, 2003.	10-K	12/31/03
10.96	Tenancy Agreement over units #03-01, #03-02, #03-03, #03-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.	10-K	12/31/03
10.97	Second Amendment to Lease Agreement with JMA Robinson Redevelopment, LLC, as successor in interest to Carrier Central L.A., Inc., dated as of November 30, 2003.	10-K	12/31/03
10.99	Indenture among Equinix, Inc. and U.S. Bank National Association as Trustee dated February 11, 2004.	10-Q	3/31/04
10.101	First Amendment to Lease Agreement between Lakeside Purchaser L.L.C. as successor in interest to Carlyle-Core Chicago, LLC and Equinix Operating Co., Inc. dated as of July 15, 2003.	10-Q	3/31/04
10.102	Supplemental Lease Agreement with Comfort Development Limited dated May 18, 2004.	S-3 (File No. 333-116322)	6/9/04
10.103+	Lease Agreement dated as of April 21, 2004 between Eden Ventures LLC and Equinix, Inc.	10-Q	6/30/04
10.104	Lease Amendment Agreement dated June 17, 2004 between Equinix Japan KK and Mitsubishi Electric Information Network Corporation.	10-Q	6/30/04
10.105	Equinix, Inc. 2004 International Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04
10.106	Equinix, Inc. Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04
10.107	First Amendment to Sublease Agreement dated as of June 21, 2004 between Equinix Operating Co. Inc. and Sprint Communications Company L.P.	10-K	12/31/04

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed Herewith
10.109+

Assignment and Assumption of Lease and First Amendment to Lease dated as of December 6, 2004, between Equinix Operating Company, Inc., Abovenet Communications, Inc., and Brokaw Interests; and Lease dated December 29, 1999 between Abovenet Communications, Inc., and Brokaw Interests.

		10-K	12/31/04
10.111	Sublease dated January 1, 2005 between Equinix, Inc, and At Last Sportswear, Inc./ Sharp Eye, Inc.	10-K	12/31/04
10.113	First Amendment to Lease dated as of January 18, 2005 between Eden Ventures LLC and Equinix, Inc.	10-K	12/31/04
10.115	Form of Restricted Stock Agreement for Equinix’s executive officers under the Company’s 2000 Equity Incentive Plan.	10-K	12/31/05
10.117	Lease Agreement dated June 9, 2005 between Equinix Operating Co., Inc. and Mission West Properties L.P. and associated Guarantee of Equinix, Inc.	10-Q	6/30/05
10.118+	Agreement of Sublease dated as of July 13, 2005 between Equinix Operating Co., Inc. and Verio Inc.	10-Q	6/30/05
10.119+	Amended Loan and Security Agreement dated September 16, 2005 between Equinix, Inc. and Silicon Valley Bank.	10-Q	9/30/05
10.121	Sale Agreement dated October 3, 2005 between Trizec Realty, LLC and Equinix, Inc. and associated Assignment and Assumption Agreement between Equinix, Inc. and Equinix RP II LLC.	10-Q	9/30/05
10.122	Letter Agreement dated October 6, 2005 among Equinix, Inc., STT Communications Ltd. and I-STT Investments Pte. Ltd.	8-K	10/6/05
10.123	Purchase and Sale Agreement dated October 24, 2005 between Equinix RP, Inc. and iStar Financial Inc.	10-K	12/31/05
10.124	Transition and Severance Agreement between Equinix, Inc. and Philip Koen dated November 7, 2005.	8-K	11/8/05

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed Herewith
10.125

Assignment by Equinix, Inc. and Assumption by Equinix Operating Co., Inc. of Lease and License and Landlord Consent dated January 1, 2006 regarding the leased premises located at 600 W. 7th Street, Los Angeles, California.

		10-K	12/31/05
10.126	Lease Agreement dated December 21, 2005 between Equinix Operating Co., Inc. and iStar El Segundo, LLC and associated Guaranty of Equinix, Inc.	10-K	12/31/05
10.127+	Loan and Security Agreement and Note between Equinix RP II, LLC and SFT I, Inc. dated December 21, 2005 and associated guaranty of Equinix, Inc.	10-K	12/31/05
10.128	Lease Agreement dated as of December 21, 2005 between Equinix RP II, LLC and Equinix, Inc.	10-K	12/31/05
10.129	Fifth Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc. dated January 1, 2006 and associated Guaranty of Equinix, Inc.	10-K	12/31/05
10.130	Assignment by Equinix, Inc. and Assumption by Equinix Operating Co., Inc. of Lease dated December 22, 2005 regarding the leased premises located at 44470 Chilum Place, Ashburn, Virginia.	10-K	12/31/05
10.131	2006 Incentive Plan.	10-K	12/31/05
10.132	Purchase Agreement by and between Equinix Operating Co., Inc. and Amalgamated Bank of Chicago, F/K/A Amalgamated Trust and Savings Bank, not personally but as Trustee, dated February 3, 2006.			X
10.133	First Amendment to Sublease by and between Electronics for Imaging, Inc. as Landlord and Equinix Operating Co., Inc. as Tenant dated February 28, 2006.			X
21.1	Subsidiaries of Equinix.			X
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed Herewith
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.

Date: May 3, 2006
	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)