Form 10-Q
period 2006-06-30
EQUINIX INC
filed 2006-08-14
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the registrant’s Common Stock as of June 30, 2006 was 28,835,113.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,300	$119,267
Short-term investments	53,524	52,105
Accounts receivable, net	23,347	17,237
Prepaids and other current assets	5,566	3,103

Total current assets	159,737	191,712
Long-term investments	17,115	17,483
Property and equipment, net	471,765	438,790
Goodwill	22,660	21,654
Debt issuance costs, net	2,659	3,075
Other assets	9,237	8,283

Total assets	$683,173	$680,997

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$23,582	$22,557
Accrued property and equipment	21,938	15,783
Borrowings from credit line	—	30,000
Current portion of accrued restructuring charges	13,560	12,400
Current portion of capital lease and other financing obligations	1,751	1,552
Current portion of mortgage payable	1,311	1,159
Other current liabilities	7,238	7,972

Total current liabilities	69,380	91,423
Accrued restructuring charges, less current portion	31,790	37,431
Capital lease and other financing obligations, less current portion	93,715	94,653
Mortgage payable, less current portion	58,173	58,841
Convertible subordinated debentures	86,250	86,250
Deferred rent and other liabilities	26,738	23,726

Total liabilities	366,046	392,324

Stockholders’ equity:
Common stock	29	27
Additional paid-in capital	871,999	839,497
Deferred stock-based compensation	—	(4,930)
Accumulated other comprehensive income	2,486	1,126
Accumulated deficit	(557,387)	(547,047)

Total stockholders’ equity	317,127	288,673

Total liabilities and stockholders’ equity	$683,173	$680,997

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(unaudited)
Revenues	$68,548	$52,479	$133,417	$101,163

Costs and operating expenses:
Cost of revenues	45,563	38,811	88,908	75,684
Sales and marketing	8,480	5,145	15,678	9,964
General and administrative	17,725	11,027	34,855	21,516

Total costs and operating expenses	71,768	54,983	139,441	107,164

Loss from operations	(3,220)	(2,504)	(6,024)	(6,001)

Interest income	1,730	902	3,341	1,569
Interest expense	(3,565)	(1,945)	(7,433)	(4,404)

Loss before income taxes and cumulative effect of a change in accounting principle	(5,055)	(3,547)	(10,116)	(8,836)

Income taxes	(215)	116	(600)	(389)

Net loss before cumulative effect of a change in accounting principle	(5,270)	(3,431)	(10,716)	(9,225)

Cumulative effect of a change in accounting principle for stock-based compensation (net of income taxes of $0)	—	—	376	—

Net loss	$(5,270)	$(3,431)	$(10,340)	$(9,225)

Net loss per share:
Basic and diluted net loss per share before cumulative effect of a change in accounting principle	$(0.19)	$(0.14)	$(0.38)	$(0.40)
Cumulative effect of a change in accounting principle	—	—	0.01	—

Basic and diluted net loss per share	$(0.19)	$(0.14)	$(0.37)	$(0.40)

Weighted-average shares	28,468	23,727	28,160	22,964

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(10,340)	$(9,225)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	33,734	30,608
Stock-based compensation	16,655	4,933
Accretion of asset retirement obligation and accrued restructuring charges	1,900	692
Amortization of intangible assets and non-cash prepaid rent	608	160
Non-cash interest expense	416	1,173
Allowance for (recovery of) doubtful accounts	152	(53)
Loss on disposal of assets	3	4
Cumulative effect of a change in accounting principle	(376)	—
Excess tax benefits from stock-based compensation	(570)	—
Changes in operating assets and liabilities:
Accounts receivable	(6,262)	(3,748)
Prepaids and other assets	(2,052)	4,386
Accounts payable and accrued expenses	1,604	2,952
Accrued restructuring charges	(6,125)	(968)
Other liabilities	(449)	2,628

Net cash provided by operating activities	28,898	33,542

Cash flows from investing activities:
Purchases of investments	(37,443)	(56,377)
Sale of investments	—	8,602
Maturities of investments	36,411	64,788
Purchase of Chicago IBX property	(9,766)	—
Purchases of other property and equipment	(56,284)	(15,413)
Accrued property and equipment	6,155	2,512
Proceeds from sale of property and equipment	6	—

Net cash provided by (used in) investing activities	(60,921)	4,112

Cash flows from financing activities:
Proceeds from exercise of warrants, stock options and employee stock purchase plans	20,576	7,632
Repayment of borrowings from credit line	(30,000)	—
Repayment of capital lease and other financing obligations	(739)	(4,012)
Repayment of mortgage payable	(516)	—
Excess tax benefits from stock-based compensation	570	—

Net cash provided by (used in) financing activities	(10,109)	3,620

Effect of foreign currency exchange rates on cash and cash equivalents	165	(66)
Net increase (decrease) in cash and cash equivalents	(41,967)	41,208
Cash and cash equivalents at beginning of period	119,267	25,938

Cash and cash equivalents at end of period	$77,300	$67,146

Supplemental cash flow information:
Cash paid for taxes	$545	$—

Cash paid for interest	$7,116	$3,140

See accompanying notes to condensed consolidated financial statements

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

As of June 30, 2006, the Company had $147,939,000 of cash, cash equivalents and short-term and long-term investments. In addition, as of June 30, 2006, the Company had $43,320,000 of additional liquidity available to it under the Company’s Silicon Valley Bank Credit Line in the event the Company needs additional cash to pursue attractive strategic opportunities that may become available in the future (see Note 9). The Silicon Valley Bank Credit Line was amended in August 2006 (see Note 17). While the Company had generated negative operating cash flow in each annual period since inception through 2003, commencing with the quarter ended September 30, 2003 the Company started to generate positive operating cash flow. Since then, the Company has generated cash flow from its operations throughout 2004 and 2005 and expects this trend to continue throughout 2006 and beyond. While the Company expects that its cash flow from operations will continue to grow, due to its recently announced Washington, D.C. Metro Area IBX Expansion Project and Chicago Metro Area IBX Expansion Project (see Note 2), the Company expects its cash flow used in investing activities, primarily as a result of its expected purchases of property and equipment to complete these expansion projects, will also increase and are expected to be greater than the Company’s cash flows generated from operating activities. As a result, although the Company believes it has sufficient cash, coupled with anticipated cash generated from operating activities, to meet its currently identified business objectives for at least the next twelve months, the Company will investigate financing opportunities in connection with the Chicago Metro Area IBX Expansion Project, as well as any significant future expansions, in order to minimize expected cash outlays to pursue this project and in order to continue to meet its cash requirements to fund its other capital expenditures, debt service and corporate overhead requirements (excluding the purchases, sales and maturities of our short-term and long-term investments). Generally, the Company’s approach in financing its significant expansion projects, such as the Chicago Metro Area IBX Expansion Project and the New York Metro Area IBX Expansion Project (see Note 17), is to finance 60% or greater of the capital expenditures required to complete the project under short and long-term financing arrangements.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company occasionally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have generally not been significant. There were no significant service level credits recorded during the six months ended June 30, 2006. During the six months ended June 30, 2005, the Company recorded $360,000 in service level credits to various customers associated with a power outage that affected the Company’s Chicago IBX center.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(5,270)	$(3,431)	$(10,340)	$(9,225)

Denominator:
Weighted-average shares	28,728	23,727	28,403	22,964
Weighted-average unvested restricted shares issued subject to forfeiture	(260)	—	(243)	—

Total weighted average shares	28,468	23,727	28,160	22,964

Net loss per share:
Basic and diluted	$(0.19)	$(0.14)	$(0.37)	$(0.40)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (unaudited):

	June 30,
	2006	2005
Series A preferred stock	—	1,868,667
Series A preferred stock warrant	—	965,674
Shares reserved for conversion of convertible secured notes	—	224,230
Shares reserved for conversion of convertible subordinated debentures	2,183,548	2,183,548
Unvested restricted shares issued subject to forfeiture	274,000	—
Common stock warrants	9,490	152,359
Common stock related to stock-based compensation plans	4,225,075	4,592,901

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

The Company is currently in a net deferred tax asset position, which has been fully reserved. The Company will continue to provide a valuation allowance for the net deferred tax asset until it becomes more likely than not that the net deferred tax asset will be realizable. For the three and six months ended June 30, 2006, the Company recorded a tax provision of $215,000 and $600,000, respectively. For the three months ended June 30, 2005, the Company recorded a tax provision benefit of $116,000 and for the six months ended June 30, 2005, the Company recorded a tax provision of $389,000. The tax provision recorded in each of these periods is attributable primarily to federal alternative minimum tax. The Company

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

expects the alternative minimum tax situation to continue throughout the current taxable year based on its financial outlook for the year. The Company has recorded this income tax provision within accounts payable and accrued expenses on the accompanying balance sheets as of June 30, 2006 and December 31, 2005, along with other taxes, such as personal and real property taxes (see Note 6). During the six months ended June 30, 2006, the Company reduced $570,000 of this income tax payable within accounts payable and accrued expenses to additional paid-in capital as a result of excess tax benefits associated with the stock options exercised by employees during the periods.

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

Interest incurred is capitalized in accordance with SFAS No. 34, “Capitalization of Interest Costs.” Total interest cost incurred and total interest capitalized during the three months ended June 30, 2006, was $3,990,000 and $425,000, respectively. During the six months ended June 30, 2006, total interest cost incurred and total interest capitalized was $8,121,000 and $688,000, respectively. There was no interest capitalized during the three and six months ended June 30, 2005.

Asset Retirement Costs

SFAS No. 143, “Accounting for Asset Retirement Obligations” and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” establish accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Subsequent to the initial measurement, the Company is accreting the liability in relation to the asset retirement obligations over time and the accretion expense is being recorded as a cost of revenue. The Company’s asset retirement obligations are primarily related to its IBX Centers, of which the majority are leased under long-term arrangements, and, in certain cases, are required to be returned to the landlords in original condition. All of the Company’s IBX center leases have been subject to significant development by the Company in order to convert them from, in most cases, vacant buildings or warehouses into IBX centers. The majority of the Company IBX centers’ initial lease terms expire at various dates ranging from 2010 to 2020 and most of them have renewal options available to the Company.

During the three and six months ended June 30, 2006, the Company recorded accretion expense related to its asset retirement obligations of $131,000 and $256,000, respectively. During the three and six months ended June 30, 2005, the Company recorded accretion expense related to its asset retirement obligations of $128,000 and $247,000, respectively.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, SFAS No. 123(R), “Share-Based Payment,” and related pronouncements (“SFAS 123(R)”). The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

statement, stock-based compensation cost is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period. The Company has three types of equity awards or plans, which have been impacted by SFAS 123(R): (i) stock options, (ii) restricted stock with both a service and market price condition and (iii) an employee stock purchase plan (“ESPP”). SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees,” (“APB 25”) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

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

As a result of the Company’s adoption of SFAS 123(R), the Company recorded stock-based compensation expense of $8,897,000 or $0.31 per share and $16,655,000 or $0.59 per share for the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2005, the Company recorded stock-based compensation expense in accordance with APB 25 of $2,489,000 and $4,933,000, respectively.

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three and six months ended June 30, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation expense from the accelerated multiple-option method to the ratable single-option method for stock options and its ESPP; however, restricted stock grants will continue to be amortized over the accelerated multiple-option method due to their market price condition. Compensation expense for all stock-based awards granted on or prior to December 31, 2005, will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all stock-based awards granted subsequent to December 31, 2005, will be recognized using the ratable single-option method (except for restricted stock as discussed above). Stock-based compensation expense recognized in the Company’s results for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest; it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company uses historical data to estimate pre-vesting option forfeitures. Prior to fiscal year 2006, the Company accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123 and for any stock-based compensation that the Company did record to its statements of operations under APB 25.

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

For further information on stock-based compensation, see Note 10 below.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
	(unaudited)
Goodwill	$22,660	$21,654

Other intangibles:
Intangible asset – customer contracts	4,226	4,051
Intangible asset – leases	1,017	—
Intangible asset – tradename	327	313
Intangible asset – workforce	160	160
Intangible asset – lease expenses	111	—

	5,841	4,524
Accumulated amortization	(5,016)	(4,349)

	825	175

	$23,485	$21,829

The Company’s goodwill is an asset denominated in Singapore dollars. As a result, it is subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses are a component of other comprehensive income and loss (see Note 13).

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the three months ended March 31, 2006, the Company finalized its accounting for the Ashburn Campus Property Acquisition from the fourth quarter of 2005 and, as a result, recorded $1,128,000 of less property and equipment, offset by an increase in several intangible assets in connection with various leases acquired from multiple tenants on the Ashburn Campus totaling $1,128,000. The Company amortizes these other identifiable intangible assets on a straight-line basis over their estimated useful lives. Other intangible assets, net, are included in other assets on the accompanying balance sheets as of June 30, 2006 and December 31, 2005.

For the three and six months ended June 30, 2006, the Company recorded amortization expense of $332,000 and $478,000, respectively. For the three and six months ended June 30, 2005, the Company recorded amortization expense of $15,000 and $30,000, respectively. The Company expects to record the following amortization expense during 2006 and beyond (in thousands) (unaudited):

Year ending:
2006	$555
2007	349
2008	215
2009	89
2010	59
Thereafter	36

Total	$1,303

2. IBX Acquisitions and Expansions

Washington, D.C. Metro Area IBX Expansion Project

In February 2006, the Company announced its intention to build out a new IBX center within the Ashburn Campus in order to further expand its existing Washington, D.C. metro area IBX center. In May 2006, the Company began new construction to build out one of the undeveloped buildings located on the Ashburn Campus for a cost of approximately $50,000,000 to $60,000,000, of which approximately $53,000,000 is expected to be incurred in 2006. The center will feature an updated design that will enable the Company to support the increased power and cooling demands of customers. The Company intends to open the new center for customers during the three months ending March 31, 2007 (the “Washington, D.C. Metro Area IBX Expansion Project”). The Washington, D.C. Metro Area IBX Expansion Project will fulfill the Company’s obligation to invest at least $40,000,000 in capital improvements to the Ashburn Campus by December 31, 2007 pursuant to the terms of the Mortgage Payable.

Chicago Metro Area IBX Expansion Project

In June 2006, the Company purchased a 228,000 square foot stand-alone office/warehouse complex for $9,766,000, including closing costs, which the Company paid for in full during June 2006. The Company intends to build an IBX center, which will be the company’s third IBX center in the Chicago Metro Area, in multiple phases (the “Chicago Metro Area IBX Expansion Project”). This new IBX center will be interconnected to the Company’s existing downtown Chicago IBX centers through redundant dark fiber links managed by the Company. The Company plans to invest approximately $165,000,000 to build out the first phase, of which $70,000,000 is expected to be incurred in 2006. This includes an investment of approximately $40,000,000 to construct a specially built 250,000 square foot shell, acquire access to power and provision fiber for interconnection to the Company’s downtown Chicago IBX center locations. The site development plan allows a second expansion phase at an incremental investment of $30,000,000. The Company intends to finance at least 60% of the build costs or maximum of $125,400,000 in a long-term financing arrangement at anticipated rates of approximately 8%, which the Company expects to close during the second half of 2006.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Related Party Transactions

A significant amount of the Company’s Asia-Pacific revenues are generated in Singapore and a significant portion of the business in Singapore is transacted with entities affiliated with STT Communications, which is the Company’s single largest stockholder. For the three and six months ended June 30, 2006, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $1,404,000 and $2,838,000, respectively, as of June 30, 2006, accounts receivable with these related parties was $1,019,000. For the three and six months ended June 30, 2006, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $1,067,000 and $2,019,000, respectively, and as of June 30, 2006, accounts payable with these related parties was $295,000. For the three and six months ended June 30, 2005, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $1,708,000 and $3,281,000, respectively, and as of June 30, 2005, accounts receivable with these related parties was $1,016,000. For the three and six months ended June 30, 2005, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $702,000 and $1,496,000, respectively, and as of June 30, 2005, accounts payable with these related parties was $352,000.

4. Accounts Receivable

Accounts receivables, net, consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
	(unaudited)
Accounts receivable	$45,985	$36,430
Unearned revenue	(22,341)	(19,048)
Allowance for doubtful accounts	(297)	(145)

	$23,347	$17,237

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

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
	(unaudited)
Leasehold improvements	$410,526	$395,698
IBX plant and machinery	171,089	146,896
IBX equipment	73,861	63,786
Computer equipment and software	32,770	26,253
Buildings	50,526	51,280
Land	24,967	15,415
Furniture and fixtures	2,501	2,218
Construction in progress	30,177	17,271

	796,417	718,817
Less accumulated depreciation	(324,652)	(280,027)

	$471,765	$438,790

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $35,309,000 at both June 30, 2006 and December 31, 2005. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $3,531,000 and $2,354,000 as of June 30, 2006 and December 31, 2005, respectively.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2006 and December 31, 2005, the Company had accrued property and equipment of $21,938,000 and $15,783,000, respectively. The Company intends to spend a significant amount in additional property and equipment during 2006 in connection with recently acquired IBX properties and expansion efforts. For further information, refer to “Other Purchase Commitments” in Note 12.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
	(unaudited)
Accounts payable	$3,411	$3,337
Accrued compensation and benefits	8,971	8,632
Accrued taxes	3,001	3,571
Accrued utility and security	3,256	3,420
Accrued professional fees	2,150	1,303
Accrued interest	1,205	873
Accrued other	1,588	1,421

	$23,582	$22,557

7. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
	(unaudited)
Deferred installation revenue	$5,817	$6,324
Customer deposits	601	868
Deferred rent	401	399
Other current liabilities	419	381

	$7,238	$7,972

8. Deferred Rent and Other Liabilities

Deferred rent and other liabilities consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
	(unaudited)
Deferred rent	$20,751	$18,392
Asset retirement obligations	3,904	3,649
Deferred installation revenue	1,756	1,334
Other liabilities	327	351

	$26,738	$23,726

The Company currently leases the majority of its IBX centers and certain equipment under non-cancelable operating lease agreements expiring through 2025. The centers’ lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated rent expense abatement periods to better match the phased build-out of its centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Debt Facilities and Other Financing Obligations

Silicon Valley Bank Credit Line

In January 2006, the Company fully repaid the $30,000,000 Drawdown from the Silicon Valley Bank Credit Line. As of June 30, 2006, the Company had utilized $6,680,000 under the letters of credit sublimit available under the Silicon Valley Bank Credit Line with the issuance of five letters of credit and, as a result, reduced the amount of borrowings available to the Company from $50,000,000 to $43,320,000. These letters of credit automatically renew in successive one-year periods until the final lease expiration dates. If the landlords for any of these five IBX leases decide to draw down on these letters of credit, the Company will be required to fund these letters of credit either through cash collateral or borrowings under the Silicon Valley Bank Credit Line. As of June 30, 2006, if the Company had borrowed against the Silicon Valley Bank Credit Line, it would have had an effective interest rate of 7.83% per annum.

In August 2006, the Company amended the Silicon Valley Bank Credit Line (see Note 17).

Maturities

Combined aggregate maturities for the Company’s various debt facilities and other financing obligations as of June 30, 2006 are as follows (in thousands) (unaudited):

	Capital lease and other financing obligations	Mortgage payable	Convertible subordinated debentures	Total
2006 (six months remaining)	$4,673	$3,012	$—	$7,685
2007	9,568	6,022	—	15,590
2008	9,842	6,022	—	15,864
2009	10,122	6,022	86,250	102,394
2010	10,409	6,022	—	16,431
2011 and thereafter	128,354	90,838	—	219,192

	172,968	117,938	86,250	377,156
Less amount representing interest	(84,057)	(58,454)	—	(142,511)
Plus amount representing residual property value	6,555	—	—	6,555

	95,466	59,484	86,250	241,200
Less current portion	(1,751)	(1,311)	—	(3,062)

	$93,715	$58,173	$86,250	$238,138

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

Stock Option Plans

In May 2000, the Company’s stockholders approved the adoption of the 2000 Equity Incentive Plan as the successor plan to the 1998 Stock Plan. In August 2000 the Company ceased to issue additional grants under the 1998 Stock Plan, and unexercised options under the predecessor 1998 Stock Plan that cancel due to an optionee’s termination may be reissued under the successor 2000 Equity Incentive Plan. Under the 2000 Equity Incentive Plan, nonstatutory stock options, restricted shares, restricted stock units, and stock appreciation rights may be granted to employees, outside directors and consultants at not less than 85% of the fair market value on the date of grant, and incentive stock options may be granted, for a limited time, to employees at not less than 100% of the fair market value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and options granted to employees and consultants on or after October 1, 2005 will generally expire seven years from the grant date, subject to

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

continuous service of the optionee. Stock options and restricted shares granted under the 2000 Equity Incentive Plan generally vest over four years. As of June 30, 2006, the Company has reserved a total of 4,175,627 shares for issuance under the 2000 Equity Incentive Plan of which 1,764,249 were still available for grant, and the plan reserve is increased on January 1 each year by the lesser of 6% of the common stock then outstanding or 6,000,000 shares. The 2000 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, and the Board may terminate or amend the plan, with approval of the stockholders as may be required by applicable regulations, at any time.

In May 2000, the Company’s stockholders approved the adoption of the 2000 Director Option Plan, which was amended and restated effective January 1, 2003. Under the 2000 Director Option Plan, each non-employee board member who was not previously an employee of the Company will receive an automatic initial nonstatutory stock option to purchase 7,000 shares (in addition to an option for 8,000 shares if chairperson of the Compensation or Nominating Committees, or 13,000 if chairperson of the Audit Committee, granted from the 2000 Equity Incentive Plan), which vests in four annual installments. In addition, each non-employee board member will receive an annual nonstatutory stock option to purchase 2,500 shares (in addition to an option to purchase 2,500 shares granted from the 2000 Equity Incentive Plan) on the date of the Company’s regular Annual Meeting of Stockholders, provided the board member will continue to serve as a director thereafter. Such annual option shall vest in full on the earlier of a) the first anniversary of the grant, or b) the date of the regular Annual Meeting of Stockholders held in the year following the grant date. A new director who receives an initial option will not receive an annual option in the same calendar year. Options granted under the 2000 Director Option Plan will have an option price not less than 100% of the fair market value on the date of grant and will have a 10-year contractual term, subject to continuous service of the board member. As of June 30, 2006, the Company has reserved 381,814 shares subject to options for issuance under the 2000 Director Option Plan of which 335,938 were still available for grant, and an additional 50,000 shares is added to the reserve on January 1 each year. The 2000 Director Option Plan is administered by the Compensation Committee of the Board of Directors, and the Board may terminate or amend the plan, with approval of the stockholders as may be required by applicable regulations, at any time.

In September 2001, the Company adopted the 2001 Supplemental Stock Plan, under which non-statutory stock options and restricted shares may be granted to consultants and employees who are not executive officers or board members, at not less than 85% of the fair market value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and options granted on or after October 1, 2005 will generally expire seven years from the grant date, subject to continuous service of the optionee. Current stock options granted under the 2001 Supplemental Stock Plan generally vest over four years. As of June 30, 2006, the Company has reserved a total of 1,323,987 shares for issuance under the 2001 Supplemental Stock Plan, of which 73,812 were still available for grant. The 2001 Supplemental Stock Plan is administered by the Compensation Committee of the Board of Directors, and the plan will continue in effect indefinitely unless the Board decides to terminate it earlier.

The 1998 Stock Plan, 2000 Equity Incentive Plan, 2000 Director Option Plan and 2001 Supplemental Stock Plan are collectively referred to as the “Stock Option Plans.”

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Option Plan Activity

Stock option activity under the Stock Option Plans is summarized as follows (unaudited):

	Number of shares outstanding	Weighted- average exercise price per share
Stock options outstanding at December 31, 2005	4,162,539	$33.67
Stock options granted	958,690	53.26
Stock options exercised	(1,011,521)	18.42
Stock options cancelled	(249,511)	43.06

Stock options outstanding at June 30, 2006	3,860,197	$41.92

The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $9,350,000 and $34,191,000, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. The total fair value of options vested during the three and six months ended June 30, 2006 was $10,371,000 and $16,196,000, respectively.

The following table summarizes information about outstanding equity awards as of June 30, 2006 (unaudited):

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted- average remaining contractual life	Weighted- average exercise price	Number of shares	Weighted- average exercise price
$2.13 to $17.70	606,150	6.82	$10.51	567,342	$10.20
$18.61 to $29.44	399,160	7.11	26.64	232,377	26.96
$29.71 to $29.80	127,924	7.71	29.80	56,531	29.80
$29.99 to $30.02	398,008	7.61	30.02	218,649	30.02
$30.38 to $40.74	418,331	7.35	36.88	88,644	35.70
$40.83 to $44.70	298,521	8.72	42.25	59,659	42.14
$44.89 to $44.89	458,337	8.56	44.89	142,315	44.89
$45.08 to $52.51	125,628	6.68	47.32	5,394	50.55
$52.85 to $52.85	639,420	6.67	52.85	63,917	52.85
$53.34 to $384.00	388,718	5.49	104.74	221,175	139.00

	3,860,197	7.21	41.92	1,656,003	40.32

The total aggregate intrinsic value of stock options outstanding and stock options exercisable as of June 30, 2006 was $69,324,000 and $42,696,000, respectively. As of June 30, 2006, the weighted average remaining contractual life of options outstanding and exercisable was 7.2 years and 6.7 years, respectively. The market value as of June 30, 2006 was $54.86 as reported by the Nasdaq National Market System. Cash proceeds from the exercises of stock options were $18,634,000 and $4,500,000 for the six months ended June 30, 2006 and 2005, respectively.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Calculations – Stock Options

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options. The assumptions used to value stock option were as follows (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Expected volatility	69%	80%	70%	80%
Risk-free interest rate	4.95%	3.81%	4.71%	3.91%
Expected life (in years)	4.71	4.00	4.56	4.00

The weighted-average fair value of stock options per share on the date of grant was $34.84 and $31.55 for the three and six months ended June 30, 2006, respectively. The weighted-average fair value of stock options per share on the date of grant for the three and six months ended June 30, 2005 was $23.00 and $25.68, respectively.

Restricted Share Activity

As noted above, the Company grants restricted shares out of the 2000 Equity Incentive Plan. Restricted Share activity under the 2000 Equity Incentive Plan is summarized as follows (unaudited):

	Number of shares outstanding	Weighted- average grant date fair value per share
Restricted shares outstanding, December 31, 2005	280,438	$43.76
Restricted shares granted	274,000	44.43
Restricted shares issued, unvested (1)	(274,000)	44.43
Restricted shares issued, vested	(37,313)	43.76
Restricted shares canceled	(51,125)	43.76

Restricted shares outstanding, June 30, 2006 (2)	192,000	43.76

(1)	On January 10, 2006 and May 22, 2006, the Company granted 250,000 restricted shares and 24,000 restricted shares, respectively, to its executive officers and at the same time, unlike the previous year’s restricted stock grants (see footnote 2 below), issued these shares into an escrow account under the names of each of the executive officers. These shares have voting rights and are considered issued and outstanding. They will be released from the escrow account as they vest. However, they are subject to forfeiture if the individual officers do not meet the vesting requirements. See “Net Loss Per Share” in Note 1.

(2)	As of June 30, 2006, there was a total of 192,000 restricted shares outstanding and unissued. These restricted shares were granted on February 8, 2005 to the Company’s executive officers. These shares were not placed into an escrow account in the names of each of the executive officers. These shares do not have voting rights and are not considered issued and outstanding. These restricted shares will only be issued when they become vested.

Unvested restricted shares as of December 31, 2005 totaled 280,438. Unvested restricted shares as of June 30, 2006 totaled 466,000 comprised of 274,000 issued shares and 192,000 unissued shares.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Calculations – Restricted Shares

The Company uses a Monte Carlo simulation option-pricing model to determine the fair value of restricted shares as they have both a service and market price condition. The assumptions used to value restricted shares were as follows (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Dividend yield	0%	—	0%	0%
Expected volatility	68%	—	71%	80%
Risk-free interest rate	4.90%	—	4.43%	3.55%
Market risk premium	8.5%	—	8.5%	8.5%
Beta	1.26	—	1.28	1.28

The weighted-average fair value per share of restricted shares on the date of grant was $56.36 and $44.43 for the three and six months ended June 30, 2006, respectively.

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

In June 2004, the Company’s stockholders approved the adoption of the 2004 Employee Stock Purchase Plan and International Employee Stock Purchase Plan (the “2004 Purchase Plans”, collectively with the 2000 Purchase Plan, the “Purchase Plans”) as successor plans to the 2000 Purchase Plan. A total of 500,000 shares have been reserved for issuance under the 2004 Purchase Plans, and the number of shares available for issuance under the 2004 Purchase Plans automatically increases on January 1 each year beginning in 2005 by the lesser of 2% of the shares of common stock then outstanding or 500,000 shares. As of June 30, 2006, a total of 1,228,222 shares remain available for purchase under the Purchase Plans. The 2004 Purchase Plans permit eligible employees to purchase common stock on favorable terms via payroll deductions, up to 15% of the employee’s cash compensation, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each February 14 and August 14 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 24 months with a purchase date every six months. The price of each share purchased is 85% of the lower of a) the fair market value per share of common stock on the last trading day before the commencement of the applicable offering period or b) the fair market value per share of common stock on the purchase date. The 2004 Purchase Plans are administered by the Compensation Committee of the Board of Directors, and such plans will terminate automatically in June 2014 unless a) the 2004 Purchase Plans are extended by the Board of Directors and b) the extension is approved within 12 months by the Company’s stockholders.

For the six months ended June 30, 2006, 67,687 shares were issued under the Purchase Plans at a weighted average purchase price of $28.68 per share. For the six months ended June 30, 2005, 140,757 shares were issued under the Purchase Plans at a weighted average purchase price of $11.59 per share. Cash proceeds from the issuance of stock under Employee Stock Purchase Plans were $1,942,000 and $1,632,000 for the six months ended June 30, 2006 and 2005, respectively.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Calculations – Employee Stock Purchase Plans

The Company uses the Black-Scholes option-pricing model to determine the fair value of shares purchased under the Purchase Plans. The assumptions used to value shares purchased under the Purchase Plans were as follows (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Expected volatility	71%	80%	71%	80%
Risk-free interest rate	4.57%	3.33%	4.57%	3.33%
Expected life (in years)	1.25	1.25	1.25	1.25

The weighted-average fair value per share of shares purchased on the date of purchase was $20.68 and $21.56 for the six months ended June 30, 2006 and 2005, respectively.

Cumulative Effect Adjustments Under SFAS 123(R)

Upon adoption of SFAS 123(R) on January 1, 2006, the Company recorded the following two cumulative effect adjustments:

•	For awards with compensation cost recognized in the financial statements under APB 25 that were partially vested upon the adoption of SFAS 123(R), an adjustment to record estimated forfeitures was recorded as a cumulative effect adjustment upon a change in accounting principle totaling $0 and $376,000 in the Company’s consolidated statement of operations for the three and six months ended June 30, 2006, respectively.

•	For deferred stock-based compensation related to equity awards granted prior to the adoption of SFAS 123(R), such amounts were eliminated against additional paid-in capital upon adoption, which for the Company totaled $4,930,000 as of December 31, 2005.

Stock-Based Compensation Recognized in the Statement of Operations

The following table presents, by operating expense, the Company’s stock-based compensation expense recognized in the Company’s consolidated statement of operations under SFAS 123(R) for the three and six months ended June 30, 2006 and under APB 25 for the three and six months ended June 30, 2005 (in thousands) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Cost of revenues	$964	$—	$1,721	$—
Sales and marketing	2,132	454	4,024	901
General and administrative	5,801	2,035	10,910	4,032

	$8,897	$2,489	$16,655	$4,933

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s stock-based compensation recognized in the consolidated statement of operations was comprised of the following types of equity awards (in thousands) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Stock options	$6,041	$75	$10,808	$214
Restricted shares	2,330	2,414	4,548	4,719
Employee stock purchase plan	526	—	1,299	—

	$8,897	$2,489	$16,655	$4,933

As of June 30, 2006, the total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $50,430,000, which is expected to be recognized over a weighted-average period of 2.7 years.

Pro Forma Stock-Based Compensation Under SFAS 123 for Periods Prior to Fiscal 2006

The following table presents what the net loss and net loss per share would have been had the Company adopted SFAS 123 for the three and six months ended June 30, 2005 (in thousands, except per share data) (unaudited):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss as reported	$(3,431)	$(9,225)
Stock-based compensation expense included in net loss	2,489	4,933
Stock-based compensation expense if SFAS No.123 had been adopted	(9,228)	(20,402)

Pro forma net loss	$(10,170)	$(24,694)

Basic and diluted net loss per share:
As reported	$(0.14)	$(0.40)
Pro forma	(0.43)	(1.08)

11. Stock Option Granting Practices

In June 2006, the Audit Committee of the Company’s Board of Directors commenced an independent investigation of the Company’s historical stock option granting practices and related accounting with the assistance of independent outside legal counsel. This review covers the timing and pricing of all stock option grants made under the Company’s stock option plans since August 11, 2000, the day after the Company’s Initial Public Offering (“IPO”).

As previously announced on June 12, 2006, the Company is currently cooperating with the SEC regarding the SEC’s informal inquiry requesting documents related to the Company’s stock option grants and practices. The Company also announced on June 29, 2006 that it received a grand jury subpoena from the U.S. Attorney for the Northern District of California and is cooperating fully with the U.S. Attorney’s Office in connection with this subpoena. The subpoena requests documents relating to the Company’s stock option grants and practices.

Based on the results of its review, the Audit Committee determined that the accounting measurement dates of certain stock option grants issued in the past differ from the actual grant dates. The Audit Committee concluded that the Company did not engage in intentional or fraudulent misconduct in the granting of stock options. However, due to unintentional errors, the accounting measurement dates for certain historical stock

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

option grants differed from their actual grant dates. As a result of revising the accounting measurement dates for these stock option grants, the Company has recorded an additional non-cash stock-based compensation charge totaling $445,000 in the Company’s consolidated financial statements for the three and six month periods ended June 30, 2006. The amount of the charge was computed pursuant to the requirements of APB 25 for all historical periods through December 31, 2005 and pursuant to SFAS 123(R) for the three month period ended March 31, 2006. This $445,000 stock-based compensation charge represents the total charge for historical periods that the Company needs to record as a result of the Audit Committee’s conclusion on this matter. This compensation charge has no effect on the Company’s current cash position.

The Company concluded that the cumulative charge as a result of the difference between the measurement dates used for financial accounting and reporting purposes and the actual grant dates for certain stock option grants, totaling $445,000, was not material to any previously-reported historical period nor is it expected to be material to the current fiscal year. As such, this cumulative charge totaling $445,000 was recorded in the statement of operations for the three months ended June 30, 2006, versus restating prior periods. This additional stock-based compensation was combined with the Company’s stock-based compensation recorded in connection with FASB 123(R) for the three and six months ended June 30, 2006 as outlined in Footnote 10. As of June 30, 2006, the total remaining incremental stock-based compensation charge related to these stock option grants with a revised accounting measurement date not yet recognized, net of estimated forfeitures, totaled approximately $21,000, which is expected to impact the Company’s operating results through 2008.

The following table presents, by operating expense category, the Company’s cumulative stock-based compensation charge totaling $445,000 recognized in the Company’s consolidated statement of operations for the three and six months ended June 30, 2006 (in thousands) (unaudited):

Cost of revenues	$63
Sales and marketing	99
General and administrative	283

$445

There were no significant income tax effects relating to this adjustment for the Company. However, the Company is currently assessing if any negative tax consequences will impact the Company’s employees as a result of this matter. When this determination is reached, the Company may decide to compensate the impacted employees in an amount sufficient to offset any negative tax consequences that they may incur. However, a final decision on this matter will not be made until the Department of Treasury issues final regulations related to Section 409A of the Internal Revenue Code, which is expected to occur later this year. Any such compensation that the Company elects to make to the employees for any negative tax effects would be recorded at the time that management, including the Board of Directors, makes that election or agrees to such a plan.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Commitments and Contingencies

Legal Matters Relating to Stock Option Granting Practices

In June 2006, the Company received an informal inquiry from the SEC and a grand jury subpoena from the U.S. Attorney from the Northern District of California requesting documents relating to stock option grants and practices. Such inquiries are believed to be related to recent widespread investigations into the practices of public companies relating to the timing of option grants. The Company intends to fully cooperate in all government investigations.

In June 2006, a shareholder derivative complaint was filed in the Superior Court of the State of California, County of San Mateo against certain of the Company’s current and former officers and directors (the “Defendants”). The complaint alleges that the Defendants breached their fiduciary duties to the Company by engaging in allegedly improper stock option grant practices since, at least, 2000 and by failing to adequately disclose such transactions. The complaint seeks unspecified monetary damages, corporate governance changes and restitution. At the appropriate time, the Company expects to file a motion to dismiss this lawsuit due to the plaintiff’s unexcused failure to make a demand on the Company before filing the action. In addition to the current derivative claim, the Company may be subject to derivative and other lawsuits that may be presented on an individual or class basis alleging claims based on the Company’s stock option granting practices. Similar investigations and lawsuits have been commenced against numerous other companies based on similar allegations.

The defense, investigation, and prosecution of a defense of such claims and related government investigations, whether or not such defense is successful and whether or not it is determined that there is any merit to the allegations, will present a substantial cost to the Company in both cash and the attention of certain management and may have a negative impact on the operations of the Company. In addition, in the event of any negative finding or assertion by the SEC, U.S. Attorney’s Office, court of law or any third party claim related to the Company’s stock option granting practices, the Company may be liable for damages, fines or other civil or criminal remedies or remedial actions, or be required to restate prior period financial statements or adjust current period financial statements. Any such adverse action could have a material adverse effect on the business of the Company and its current market value.

The Company notes that while an unfavorable outcome to any or all of the above-mentioned inquiries, cases or complaints is reasonably possible, the amount of loss, if any, cannot be reasonably estimated at this time. As a result, the Company has not accrued for any settlements in connection with these legal matters as of June 30, 2006.

Other Legal Actions

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In July 2003, a Special Litigation Committee of the Equinix Board of Directors approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants and the Company’s agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase and the plaintiffs reached a preliminary agreement for a settlement for $425 million. The Court has not yet approved the JPMorgan Chase settlement. However, if it is finally approved, then the maximum amount that the issuers’ insurers will be potentially liable for is $575 million. It is anticipated that any potential financial obligation of Equinix to plaintiffs pursuant to the settlement, of which such claims are currently expected to be less than $3.4 million, will be covered by existing insurance and the Company does not expect that the settlement will involve any payment by the Company. However, if the JPMorgan Chase settlement is finally approved, the Company’s maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be less than $2 million. The Company has no information as to whether there are any material limitations on the expected recovery by other issuer defendants of any potential financial obligation to plaintiffs from their own insurance carriers. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the Underwriter Defendants submitted objections to the settlement to the Court. The Court held a hearing regarding these and other objections to the settlement at a fairness hearing on April 24, 2006, but has not yet issued a ruling. There is no assurance that the court will grant final approval to the settlement. As approval by the Court cannot be assured, the Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

On October 13, 2004, the Court certified a Section 11 class in four of the six cases that were the subject of class certification motions and determined that the class period for Section 11 claims is the period between the IPO and the date that unregistered shares entered the market. The Court noted that its decision on those cases is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants sought leave to appeal the class certification decision and the Second Circuit has accepted the appeal. Plaintiffs have not yet moved to certify a class in the Equinix case. Until the settlement is finalized and approved by the Court, or in the event such settlement is not approved, the Company and its officers and directors intend to continue to defend the actions vigorously. While an unfavorable outcome to this case is reasonably possible, and the Company can estimate its potential exposure to be less than approximately $3.4 million, it is not probable. In addition, as noted above, any payments are expected to be covered by existing insurance and, as a result, the Company does not expect that the settlement will involve any payment by the Company. As a result, the Company has not accrued for any settlements in connection with this litigation as of June 30, 2006.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In July 2005, the Company received a Notice of Proposed Assessment of Income Tax from the state of Hawaii asserting a tax deficiency, plus interest, totaling $613,000 (the “Tax Assessment”). The deficiency is stemmed from certain refundable tax credits that the state of Hawaii subsequently disallowed in the examination of the Hawaii income tax returns for the tax years of 2000 and 2001 filed by Pihana Pacific, Inc., which the Company acquired on December 31, 2002. On January 12, 2006 the Company filed a request with the Board of Review in the state of Hawaii to appeal the Tax Assessment. The Company strongly believes the disallowance of the refundable tax credits by the state of Hawaii is inconsistent with the applicable tax laws and that it has meritorious defenses to the claim. The Company does not believe it is probable it will be required to pay the Tax Assessment upon the completion of the appeals process. There has been no significant development with respect to the appeal request. The Company is still waiting for a response from the State of Hawaii regarding the scheduling of a meeting with the Board of Review. As a result, the Company has not accrued for any loss contingencies in connection with this Tax Assessment as of June 30, 2006.

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

Other Purchase Commitments

Primarily as a result of the Company’s recent Sunnyvale IBX Acquisition, Chicago IBX Acquisition, Los Angeles IBX Acquisition, Washington, D.C. Metro Area IBX Expansion Project and Chicago Metro Area IBX Expansion Project (see Note 2), as of June 30, 2006, the Company was contractually committed for $56,322,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers and make them available to customers for installation. In addition, the Company has numerous other, smaller future purchase commitments in place as of June 30, 2006, such as commitments to purchase power in select locations, primarily in the U.S. and Singapore, through 2006 and 2007 and other open purchase orders which contractually bind the Company for goods or services to be delivered or provided during the remainder of 2006. Such other miscellaneous purchase commitments total $9,534,000 as of June 30, 2006.

13. Other Comprehensive Income and Loss

The components of other comprehensive income and loss are as follows (in thousands) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net loss	$(5,270)	$(3,431)	$(10,340)	$(9,225)
Unrealized gain (loss) on available for sale securities	13	61	(19)	(258)
Foreign currency translation gain (loss)	525	(653)	1,379	(892)

Comprehensive loss	$(4,732)	$(4,023)	$(8,980)	$(10,375)

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There were no significant tax effects on comprehensive loss for the three and six months ended June 30, 2006 and 2005.

14. Segment Information

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

The Company’s geographic statement of operations disclosures are as follows (in thousands) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Total revenues:
United States	$58,900	$45,384	$114,740	$87,400
Asia-Pacific	9,648	7,095	18,677	13,763

	$68,548	$52,479	$133,417	$101,163

Cost of revenues:
United States	$40,030	$33,783	$77,978	$65,699
Asia-Pacific	5,533	5,028	10,930	9,985

	$45,563	$38,811	$88,908	$75,684

Income (loss) from operations:
United States	$(3,404)	$(1,871)	$(5,651)	$(4,485)
Asia-Pacific	184	(633)	(373)	(1,516)

	$(3,220)	$(2,504)	$(6,024)	$(6,001)

The Company’s long-lived assets are located in the following geographic areas (in thousands):

	June 30, 2006	December 31, 2005
	(unaudited)
United States	$489,936	$457,280
Asia-Pacific	33,500	32,005

	$523,436	$489,285

The Company’s goodwill totaling $22,660,000 and $21,654,000 as of June 30, 2006 and December 31, 2005, respectively, is part of the Company’s Singapore reporting unit, which is reported within the Asia-Pacific segment.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue information on a services basis is as follows (in thousands) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Colocation	$47,988	$36,105	$93,557	$69,341
Interconnection	12,644	9,845	24,448	19,169
Managed infrastructure	4,046	3,481	7,979	6,822
Rental	411	—	857	—

Recurring revenues	65,089	49,431	126,841	95,332
Non-recurring revenues	3,459	3,048	6,576	5,831

	$68,548	$52,479	$133,417	$101,163

Revenue from one customer accounted for 10% of the Company’s revenues for the six months ended June 30, 2006. For the three and six months ended June 30, 2005, revenue from one customer accounted for 11% and 12% of the Company’s revenues, respectively. No other single customer accounted for more than 10% of the Company’s revenues for the three and six months ended June 30, 2006 and 2005. Accounts receivables from the customer mentioned above accounted for 20% and 13% of the Company’s gross accounts receivables as of June 30, 2006 and 2005, respectively. No other single customer accounted for more than 10% of the Company’s gross accounts receivables as of June 30, 2006 and 2005.

15. Restructuring Charges

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the movement in the 2004 accrued restructuring charge from December 31, 2005 to June 30, 2006 is outlined as follows (in thousands) (unaudited):

	Accrued restructuring charge as of December 31, 2005	Accretion expense	Cash payments	Accrued restructuring charge as of June 30, 2006
Estimated lease exit costs	$13,702	$409	$(783)	$13,328

	13,702	$409	$(783)	13,328

Less current portion	(2,171)			(3,188)

	$11,531			$10,140

In January 2005, the Company sublet the excess space in the New York metro area for a two-year period and is currently evaluating opportunities related to its excess space in Los Angeles, as well as the excess space in the New York metro area beyond the two-year sublease. As the Company currently has no plans to enter into lump sum lease terminations with either of the landlords associated with these two excess space leases, the Company has reflected its accrued restructuring liability as both current and non-current on the accompanying balance sheets as of June 30, 2006 and December 31, 2005. The Company is contractually committed to these two excess space leases through 2015.

2005 Restructuring Charges

In October 2005, in light of the availability of fully or partially built-out data centers in the Silicon Valley, including the possibility of expansion among some of the four IBX centers the Company currently has in the Silicon Valley, the Company made the decision that retaining the approximately 40 acre San Jose Ground Lease for future expansion was no longer economical. In conjunction with this decision, the Company entered into an agreement with the landlord of this property for the early termination of the San Jose Ground Lease property whereby the Company will pay $40,000,000 over the next four years plus property taxes, commencing January 1, 2006, to terminate this lease, which would otherwise require significantly higher cumulative lease payments through 2020 (the “San Jose Ground Lease Termination”). As a result of the San Jose Ground Lease Termination, the Company recorded a $33,814,000 restructuring charge in the fourth quarter of 2005, which represents the present value of the Company’s estimated future cash payments to exit this property, as well as the write-off of all remaining property and equipment attributed to the development of this property.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the movement in the 2005 accrued restructuring charge from December 31, 2005 to June 30, 2006 is outlined as follows (in thousands) (unaudited):

	Accrued restructuring charge as of December 31, 2005	Accretion expense	Cash payments	Accrued restructuring charge as of June 30, 2006
Estimated lease exit costs	$36,129	$1,235	$(5,342)	$32,022

	36,129	$1,235	$(5,342)	32,022

Less current portion	(10,229)			(10,372)

	$25,900			$21,650

16. Recent Accounting Pronouncements

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6 (“FSP FIN 46(R)-6”), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, as amended (“FIN 46(R)”). The variability that is considered in applying FIN 46(R) affects the determination of (a) whether the entity is a variable interest entity, (b) which interests are variable interests in the entity and (c) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 provides additional guidance to consider for determining variability. FSP FIN 46(R)-6 is effective beginning the first day of the first reporting period beginning after June 15, 2006. The adoption of FSP FIN 46(R)-6 has not had a significant impact on the Company’s financial position and results of operations.

In June 2006, the FASB approved EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenue and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The Company is currently in the process of evaluating the impact that the adoption of EITF 06-3 will have on its financial position, results of operations and cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the impact that the adoption of FIN 48 will have on its financial position, results of operations and cash flows.

17. Subsequent Events

In August 2006, the Company announced that it had selected the location of its planned expansion in the New York metro area. The high-quality 330,000 square foot building, which is subject to additional due diligence and final lease negotiations, is in close proximity to the Company’s Secaucus, New Jersey IBX and will be built out in a phased approach. The first phase is expected to open in the second half of 2007. The capital investment for the first phase is expected to range between $75,000,000 to $85,000,000, of which about $5,000,000 is expected to be incurred in 2006 (the “New York Metro Area IBX Expansion Project”). The Company expects to finance at least 60% of the capital expenditures required to complete the New York Metro Area IBX Expansion Project in the form of short and long-term financing arrangements, which it expects to obtain in 2007.

In August 2006, the Company amended the Silicon Valley Bank Credit Line to increase the line to $75,000,000 and added General Electric Capital Corporation (GE) as a lender (the “Amended Silicon Valley Bank Credit Line”). The Amended Silicon Valley Bank Credit Line allows for issuance of letters of credit (in addition to revolving borrowings). The Amended Silicon Valley Bank Credit Line also has an option for the Company to increase the amount of the line to $100,000,000 at a later date, subject to approval of the lender or lenders electing to participate in such increase. Borrowings under the Amended Silicon Valley Bank Credit Line will continue to bear interest at variable interest rates, plus the applicable margins which were in effect prior to the amendment, based on either prime rates or LIBOR rates. The Amended Silicon Valley Bank Credit Line matures on September 15, 2008 and is secured by substantially all of the Company’s domestic personal property assets and certain of the Company’s real property leases and contains several financial covenants, which require compliance with maximum leverage and working capital ratios and a minimum EBITDA target.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Liquidity and Capital Resources” below and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. All forward-looking statements in this document are based on information available to us as of the date of this Report and we assume no obligation to update any such forward-looking statements.

Overview

Equinix provides network neutral colocation, interconnection and managed services to enterprises, content companies, systems integrators and the world’s largest network providers. Through our IBX centers in eleven markets in the U.S. and Asia-Pacific, customers can directly interconnect with each other for critical traffic exchange requirements. As of June 30, 2006, we operate IBX centers in the Chicago, Dallas, Honolulu, Los Angeles, New York, Silicon Valley and Washington, D.C. metro areas in the United States and Hong Kong, Singapore, Sydney and Tokyo in the Asia-Pacific region.

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

Our utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Our utilization rate grew to 53% as of June 30, 2006 from 47% as of June 30, 2005. Although we have substantial capacity for growth, our utilization rates vary from market to market among our IBX centers in the eleven markets across the U.S. and Asia-Pacific. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. Once capacity becomes limited, we will perform demand studies to determine if future expansion is warranted. In addition, power and cooling requirements for some customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of draw our customers take from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. We could face power limitations in our centers even though we may have additional physical capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows. As a result of these power limitations in our existing IBX centers, the maximum utilization rate that we expect to achieve for most IBX centers until we consider an IBX center full or sold-out is approximately 75-80% depending on the building configurations.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service offerings, such as our acquisition of the Sprint property in Santa Clara in December 2003, our 2004 expansions in the Washington, D.C. and Silicon Valley metro area markets, our 2005 expansions in the Silicon Valley, Chicago and Los Angeles metro area markets opening in 2006, our 2006 expansions in the Washington, D.C. and Chicago metro area markets and our recently announced intention to build a new center in the New York metro area market, which is expected to open in the second half of 2007 (see “Recent Developments” below). However, we will continue to be very selective with any similar opportunity. As was the case with these recent expansions in the Washington, D.C., Silicon Valley, Chicago and Los Angeles area markets, our expansion criteria will be dependent on demand from new and existing customers, quality of the design, power capacity, access to networks, capacity availability in current market location, amount of incremental investment required by us in the targeted property, lead-time to break-even and in-place customers. Like our recent expansions, the right combination of these factors may be attractive to us. Dependent on the particular deal, these acquisitions may require upfront cash payments and additional capital expenditures or may be funded through long-term financing arrangements in order to bring these centers up to Equinix standards. Property expansion may be in the form of a purchase of real property, as was the case with our recent Washington, D.C. and Chicago metro area property acquisitions, or a long-term leasing arrangement.

In addition to our successful strategy of acquiring previously or partially built-out centers, we are currently starting new construction to build out new IBX centers in the Washington, D.C. metro area and on our recently acquired property in the Chicago metro area. As part of our strategy, we will continue to contemplate the possibility of new construction in selective markets where the inventory for high quality data centers is limited, such as our recent announcement on our intention to build a new IBX center in the New York metro area, which is expected to open in the second half of 2007. Decisions to build will consider factors such as customer demand, market pricing and the financial returns associated with the construction. Future purchases or construction may be completed by us or with partners or potential customers to minimize the outlay of cash, which can be significant.

Recent Developments

In January 2006, the Compensation Committee of the Board of Directors approved stock options to be granted to employees, excluding executive officers, to purchase an aggregate of 648,500 shares of common stock as part of our annual refresh program. In addition, the Compensation Committee of the Board of Directors also approved the issuance of 250,000 restricted shares of common stock to executive officers. The restricted shares are subject to four-year vesting, and will only vest at certain time intervals and if the stock appreciates to pre-determined levels. All such equity awards were accounted for under the provisions of SFAS No. 123(R), “Share-Based Payment,” and related pronouncements, which had a significant impact on us. We expect stock-based compensation expense related to these equity awards to impact our results of operations through 2011. For further information on stock-based compensation, refer to “Accounting for Stock-Based Compensation” in “Critical Accounting Policies and Estimates” below.

In February 2006, we announced our intention to build out a new IBX center within the Ashburn campus property in order to further expand our existing Washington, D.C. metro area IBX center. In May 2006, we began new construction to build out one of the undeveloped buildings located on the Ashburn campus property for a cost of approximately $50.0 million to $60.0 million, of which approximately $53.0 million is expected to be incurred in 2006. The center will feature an updated design that will enable us to support the increased power and cooling demands of customers. We intend to open the new center for customers during the three months ending March 31, 2007. We refer to this project as the Washington, D.C. metro area IBX expansion project. The Washington, D.C. metro area IBX expansion project will fulfill our requirement to invest at least $40.0 million in capital improvements to the Ashburn campus by December 31, 2007 pursuant to the terms of the Ashburn campus financing.

In June 2006, we purchased a 228,000 square foot stand-alone office/warehouse complex in the Chicago metro area for $9.8 million, including closing costs, which was paid for in full during June 2006. We intend to build this center in multiple phases. This new center will be interconnected to our existing downtown Chicago IBX centers through redundant dark fiber links managed by us. We intend to invest approximately $165.0 million to build out the first phase, of which $70.0 million is expected to be incurred in 2006. This includes an investment of approximately $40.0 million to construct a specially built 250,000 square foot shell, acquire access to power and provision fiber for interconnection to our downtown Chicago IBX center location. This approach allows a second expansion phase at an incremental investment of $30.0 million. We intend to finance at least 60% of the build costs or maximum of $125.4 million in a long-term financing arrangement at rates of approximately 8%. As customer demand merits, this investment will support future growth with the build out of a second IBX center, contiguous to this site. We refer to this project as the Chicago metro area IBX expansion project.

In June 2006, the Audit Committee of the Board of Directors commenced an independent investigation of our historical stock option granting practices and related accounting with the assistance of independent outside legal counsel. This review covers the timing and pricing of all stock option grants made under our stock option plans since August 11, 2000, the day after our Initial Public Offering (“IPO”). As previously announced on June 12, 2006, we are currently cooperating with the SEC regarding the SEC’s informal inquiry requesting documents related to our stock option grants and practices. We also announced on June 29, 2006 that we received a grand jury subpoena from the U.S. Attorney for the Northern District of California and are cooperating fully with the U.S. Attorney’s Office in connection with this subpoena. The subpoena requests documents relating to our stock option grants and practices. Based on the results of its review, the Audit Committee of the Board of Directors determined that the accounting measurement dates of certain stock option grants issued in the past differ from the actual grant dates. The Audit Committee of the Board of Directors concluded that we did not engage in intentional or fraudulent misconduct in the granting of stock options. However, due to unintentional errors, the accounting measurement dates for certain historical stock option grants differed from their actual grant dates. As a result of revising the accounting measurement dates for these stock option grants, we have recorded an additional non-cash stock-based compensation charge totaling $445,000 in our consolidated financial statements for the three and six month periods ended June 30, 2006. The amount of the charge was computed pursuant to the requirements of APB 25 for all historical periods through December 31, 2005 and pursuant to SFAS 123(R) for the three month period ended March 31, 2006. This $445,000 stock-based compensation charge represents the total charge for historical periods that we need to record as a result of the Audit Committee’s conclusion on this matter. This compensation charge has no effect on our current cash position. We concluded that the cumulative charge as a result of the difference between the measurement dates used for financial accounting and reporting purposes and the actual grant dates for certain stock option grants, totaling $445,000, was not material to any previously-reported historical period nor is it expected to be material to the current fiscal year. As such, this cumulative charge totaling $445,000 was recorded in the statement of operations for the three months ended June 30, 2006, versus restating prior periods.

In June 2006, we received an informal inquiry from the SEC and a grand jury subpoena from the U.S. Attorney from the Northern District of California requesting documents relating to stock option grants and practices. Such inquiries are believed to be related to recent widespread investigations into the practices of public companies relating to the timing of option grants. We intend to fully cooperate in all government investigations.

In June 2006, a shareholder derivative complaint was filed in the Superior Court of the State of California, County of San Mateo against certain of the our current and former officers and directors (the

“Defendants”). The complaint alleges that the Defendants breached their fiduciary duties to us by engaging in allegedly improper stock option grant practices since, at least, 2000 and by failing to adequately disclose such transactions. The complaint seeks unspecified monetary damages, corporate governance changes and restitution. At the appropriate time, we expect to file a motion to dismiss this lawsuit due to the plaintiff’s unexcused failure to make a demand on us before filing the action. In addition to the current derivative claim, we may be subject to derivative and other lawsuits that may be presented on an individual or class basis alleging claims based on our stock option granting practices. Similar investigations and lawsuits have been commenced against numerous other companies based on similar allegations.

In August 2006, we announced that we had selected the location of our planned expansion in the New York metro area. The high-quality 330,000 square foot building, which is subject to additional due diligence and final lease negotiations, is in close proximity to our Secaucus, New Jersey IBX and will be built out in a phased approach. The first phase is expected to open in the second half of 2007. The capital investment for the first phase is expected to range between $75.0 million to $85.0 million, of which about $5.0 million is expected to be incurred in 2006. We refer to this project as the New York metro area IBX expansion project. We expect to finance at least 60% of the capital expenditures required to complete the New York Metro Area IBX Expansion Project in the form of short and long-term financing arrangements, which we expect to obtain in 2007.

In August 2006, we amended the $50.0 million Silicon Valley Bank revolving credit line to increase the line to $75.0 million and added General Electric Capital Corporation (GE) as a lender. We refer this transaction as the $75.0 million Silicon Valley Bank revolving credit line. The $75.0 million Silicon Valley Bank revolving credit line allows for issuance of letters of credit (in addition to revolving borrowings). The $75.0 million Silicon Valley Bank revolving credit line also has an option for us to increase the amount of the line to $100.0 million at a later date, subject to approval of the lender or lenders electing to participate in such increase. Borrowings under the $75.0 million Silicon Valley Bank revolving credit line will continue to bear interest at variable interest rates, plus the applicable margins which were in effect prior to the amendment, based on either prime rates or LIBOR rates. The $75.0 million Silicon Valley Bank revolving credit line matures on September 15, 2008 and is secured by substantially all of our domestic personal property assets and certain of our real property leases and contains several financial covenants, which require compliance with maximum leverage and working capital ratios and a minimum EBITDA target.

Critical Accounting Policies and Estimates

Equinix’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for Equinix include revenue recognition and allowance for doubtful accounts, accounting for income taxes, estimated and contingent liabilities, accounting for property and equipment, impairment of long-lived assets, accounting for asset retirement obligations, accounting for leases and IBX acquisitions, accounting for restructuring charges and accounting for stock-based compensation, which are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in our 2005 Annual Report on Form 10-K. As a result of our adoption of SFAS No. 123(R), “Share-Based Payment,” and related pronouncements, during the three months ended March 31, 2006, we have updated accounting for stock-based compensation as discussed below.

Accounting for Stock-Based Compensation

We adopted the provisions of, and account for stock-based compensation in accordance with, SFAS No. 123(R), “Share-Based Payment,” and related pronouncements (“SFAS 123(R)”), during the three months ended March 31, 2006. As a result of our adoption of SFAS 123(R), we recorded stock-based compensation expense of $8.9 million and $16.7 million for the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2005, we recorded stock-based compensation expense in accordance with APB 25 of $2.5 million and $4.9 million, respectively. The fair value of stock options and employee stock purchase plan shares were valued using the Black-Scholes option-pricing model while the fair value of our restricted stock grants were valued using a Monte Carlo simulation option-pricing model. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and highly subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors or expected term, risk-free interest rate and expected dividends.

We record stock-based compensation expense on stock awards expected to vest during the period net of estimated forfeitures. The estimated forfeitures on unvested stock awards are assessed based on our historical stock awards activity and our expectations about future employee turnover, and these rates are subject to revision in subsequent periods if actual forfeitures differ from those estimates. Higher forfeitures will result in lower stock-based compensation expense while lower forfeiture rates will result in higher stock-based compensation expense. We estimate the expected volatility by using the average historical volatility of our common stock that we believe is the best representative of the future volatility. The expected term of options used is calculated by taking the average of the vesting term and the contractual term of the option, as illustrated in SAB 107. The risk-free interest rate used is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on our equity awards. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, the expected dividend rate used is zero.

During the six months ended June 30, 2006, stock options granted to employees had a total fair value of $30.0 million. Changes in assumptions (as well as different option-pricing models used for estimating the fair value of stock awards) can significantly affect our future period expense. Based on our analysis, the table below presents the possible impact of increases or decreases of individual variables (representing increases/decreases of 10%, 20%, 30% and 40%) in the assumptions to the fair value of employee stock options granted during the six months ended June 30, 2006 (dollars in thousands):

Expected volatility			Risk-free interest rate				Expected life
Weighted average rate	Increase/ decrease in fair value (%)	(1) Increase/ decrease in total expense	Weighted average rate		Increase/ decrease in fair value (%)	(1) Increase/ decrease in total expense	Weighted average life		Increase/ decrease in fair value (%)	(1) Increase/ decrease in total expense
70% (2)			4.71	%(2)			4.56	(2)
77%	6.59%	$1,979	5.18%		0.78%	$234	5.02		4.01%	$1,204
84%	12.79%	3,843	5.65%		1.55%	466	5.47		7.71%	2,317
91%	18.60%	5,589	6.12%		2.32%	696	5.93		11.14%	3,347
98%	24.01%	7,213	6.59%		3.08%	926	6.38		14.33%	4,304
63%	-6.95%	(2,089)	4.24%		-0.78%	(235)	4.10		-4.36%	(1,310)
56%	-14.24%	(4,279)	3.77%		-1.57%	(472)	3.65		-9.12%	(2,741)
49%	-21.83%	(6,560)	3.30%		-2.36%	(709)	3.19		-14.36%	(4,314)
42%	-29.68%	(8,917)	2.83%		-3.16%	(949)	2.74		-20.17%	(6,058)

(1)	Increase/decrease in total expense is calculated based on percentage increase/decrease in fair value to the total fair value of $30.0 million of our employee stock options granted during the six months ended June 30, 2006.
(2)	Variables used in calculating the fair value of our employee stock options granted during the six months ended June 30, 2006.

The table above shows that changes in expected volatility present the most significant impact to the increases/decreases of stock-based compensation expense compared to changes in other variables. Had the expected volatility increased by 40%, our stock-based compensation expense recognized, net of estimated forfeitures, for the six months ended June 30, 2006 would have been approximately $395,000 higher than the reported stock-based compensation expense. Had the expected volatility decreased by 40%, our stock-based compensation expense recognized, net of estimated forfeitures, for the six months ended June 30, 2006 would have been approximately $488,000 lower than the reported stock-based compensation expense. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

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

As of June 30, 2006, the total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $50.4 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Also see Note 10 of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended June 30, 2006 and 2005

Revenues. Our revenues for the three months ended June 30, 2006 and 2005 were split between the following revenue classifications (dollars in thousands):

	Three months ended June 30,
	2006	%	2005	%
Recurring revenues	$65,089	95%	$49,431	94%

Non-recurring revenues:
Installation and professional services	3,455	5%	3,048	6%
Other	4	0%	—	0%

	3,459	5%	3,048	6%

Total revenues	$68,548	100%	$52,479	100%

Our revenues for the three months ended June 30, 2006 and 2005 were geographically comprised of the following (dollars in thousands):

	Three months ended June 30,
	2006	%	2005	%
U.S. revenues	$58,900	86%	$45,384	86%
Asia-Pacific revenues	9,648	14%	7,095	14%

Total revenues	$68,548	100%	$52,479	100%

We recognized revenues of $68.5 million for the three months ended June 30, 2006 as compared to revenues of $52.5 million for the three months ended June 30, 2005, a 31% increase. We analyze our business geographically between the U.S. and Asia-Pacific as further discussed below.

Our business is based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure services. We consider these services recurring as our customers are billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues are a significant component of our total revenues comprising greater than 90% of our total revenues for the three months ended June 30, 2006 and 2005. Historically, approximately half of our then existing customers order new services in any given quarter representing greater than half of the new orders received in each quarter.

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

In addition to reviewing recurring versus non-recurring revenues, we look at two other primary metrics when we analyze our revenues: 1) customer count and 2) utilization. Our customer count increased to 1,189 as of June 30, 2006 versus 1,049 as of June 30, 2005, an increase of 13%. Our utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Our utilization rate grew to 53% as of June 30, 2006 from 47% as of June 30, 2005; however, excluding the impact of our recent IBX center openings in the Chicago and Los Angeles metro areas, our utilization rate would have been 59% as of June 30, 2006. Although we have substantial capacity for growth, our utilization rates vary from market to market among our IBX centers in the eleven markets across the U.S. and Asia-Pacific. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. Once capacity becomes limited, we perform demand studies to determine if future expansion is warranted. In addition, power and cooling requirements for some customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of draw our customers take from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. We could face power limitations in our centers even though we may have additional physical capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows. As a result of these power limitations in our existing IBX centers, the maximum utilization rate that we expect to achieve for most IBX centers until we consider an IBX center full or sold-out is approximately 75-80% depending on the building configurations. Therefore, consistent with our recent expansion efforts in the Washington, D.C., Silicon Valley, Chicago and Los Angeles metro area markets, we will continue to closely manage available space and power capacity in each of our operating markets and expect to continue to make strategic and selective expansions to our global footprint when and where appropriate.

U.S. Revenues. We recognized U.S. revenues of $58.9 million for the three months ended June 30, 2006 as compared to $45.4 million for the three months ended June 30, 2005, a 30% increase. U.S. revenues consisted of recurring revenues of $56.1 million and $42.9 million, respectively, for the three months ended June 30, 2006 and 2005, a 31% increase. U.S. recurring revenues consist primarily of colocation and interconnection services plus a nominal amount of managed infrastructure services and, commencing in the fourth quarter of 2005, in connection with our October 2005 purchase of the Ashburn campus property, a nominal amount of recurring rental income from the other tenants located on this property that we now own, which totaled $411,000 for the three months ended June 30, 2006. The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers acquired during the period as reflected in the growth in our customer count and utilization rate as discussed above, and selective price increases in each of our IBX markets. Total increase in revenues as a result of selective price increases for three months ended June 30, 2006 over the same period last year was approximately $383,000. In addition, we recorded $358,000 of revenues from our new IBX centers in Chicago and Los Angeles, which opened for business during the three months ended June 30, 2006. We expect our U.S. recurring revenues, particularly colocation and interconnection services, to continue to remain our most significant source of revenue for the foreseeable future.

In addition, U.S. revenues consisted of non-recurring revenues of $2.8 million and $2.5 million, respectively, for the three months ended June 30, 2006 and 2005. Non-recurring revenues are primarily related to the recognized portion of deferred installation and professional services. U.S. non-recurring revenues, consisting of the recognized portion of deferred installation and professional services, increased 14% period over period, primarily due to strong existing and new customer growth during the year.

Asia-Pacific Revenues. We recognized Asia-Pacific revenues of $9.6 million for the three months ended June 30, 2006 as compared to $7.1 million for the three months ended June 30, 2005, a 36% increase. Asia-Pacific revenues consisted of recurring revenues of $9.0 million and $6.5 million, respectively, for the three months ended June 30, 2006 and 2005, consisting primarily of colocation and managed infrastructure services. In addition, Asia-Pacific revenues consisted of non-recurring revenues of $663,000 and $594,000, respectively, for the three months ended June 30, 2006 and 2005. Asia-Pacific non-recurring revenues included $4,000 of contract settlement revenue for the three months ended June 30, 2006. There was no Asia-Pacific contract settlement revenue for the three months ended June 30, 2005. Asia-Pacific revenues are generated from Hong Kong, Singapore, Sydney and Tokyo, with Singapore representing approximately 40% and 48%, respectively, of the regional revenues for the three months ended June 30, 2006 and 2005. Our Asia-Pacific colocation revenues are similar to the revenues that we generate from our U.S. IBX centers; however, our Singapore IBX center has additional managed infrastructure service revenue, such as mail service and managed platform solutions, which we do not currently offer in any other IBX center location. The growth in our Asia-Pacific revenues is primarily the result of an increase in the customer base in this region during the past year, particularly in Hong Kong, Sydney and Tokyo.

Cost of Revenues. Cost of revenues were $45.6 million for the three months ended June 30, 2006 as compared to $38.8 million for the three months ended June 30, 2005, a 17% increase. The largest cost components of our cost of revenues are depreciation, rental payments related to our leased IBX centers, utility costs including electricity and bandwidth, IBX employees’ salaries and benefits, supplies and equipment and security services. A substantial majority of our cost of revenues is fixed in nature and should not vary significantly from period to period. However, there are certain costs, which are considered more variable in nature, including utilities and supplies that are directly related to growth of services in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will increase in the future on a per-unit or fixed basis in addition to on a customer growth or variable basis. In addition, the cost of electricity is generally higher in the summer months as compared to other times of the year.

U.S. Cost of Revenues. U.S. cost of revenues were $40.1 million for the three months ended June 30, 2006 as compared to $33.8 million for the three months ended June 30, 2005. U.S. cost of revenues for the three months ended June 30, 2006 included (i) $15.6 million of depreciation expense, (ii) $931,000 of accretion expense comprised of $131,000 for our asset retirement obligations and $800,000 for our restructuring charges for certain leasehold interests recorded in 2004 and 2005 as we accrete the related liabilities to the total estimated future cash payments needed, (iii) $837,000 of stock-based compensation as a result of our adoption of SFAS 123(R) in the three months ended March 31, 2006 and (iv) $317,000 of amortization expense associated with the intangible assets acquired with our Ashburn campus. U.S. cost of revenues for the three months ended June 30, 2005 included (i) $14.1 million of depreciation expense and (ii) $349,000 of accretion expense comprised of $128,000 for our asset retirement obligations and $221,000 for our restructuring charges. Our U.S. cost of revenues for the three months ended June 30, 2006 also included $2.0 million of additional operating costs not incurred in the prior year associated with the recently acquired IBX centers in Sunnyvale, Chicago and Los Angeles (Chicago and Los Angeles opened for business during the three months ended June 30, 2006, and Sunnyvale will open for business during the three months ending September 30, 2006). Excluding depreciation, accretion expense, stock-based compensation, amortization expense and the costs associated with operating our new IBX centers, U.S. cost of revenues increased period over period to $20.3 million for the three months ended June 30, 2006 from $19.3 million for the three months ended June 30, 2005, a 7% increase. This increase was primarily due to increases in (i) utility costs of approximately $1.7 million in line with increasing customer installations and revenues attributed to customer growth, (ii) compensation costs of approximately $641,000, including general salary increases and bonuses and (iii) repair and maintenance of approximately $411,000. This increase was partially offset by reductions in rent expenses of approximately $1.7 million in connection with a property we recorded a restructuring charge for in San Jose in the fourth quarter of 2005. We continue to anticipate that our cost of revenues will increase in the foreseeable future to the extent that the occupancy levels in our U.S. IBX centers increase and as newly-acquired IBX centers in the Silicon Valley, Chicago and Los Angeles metro areas commence operations more fully in 2006.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues were $5.5 million for the three months ended June 30, 2006 as compared to $5.0 million for the three months ended June 30, 2005. Asia-Pacific cost of revenues for the three months ended June 30, 2006 included (i) $808,000 of depreciation expense,

(ii) $127,000 of stock-based compensation as a result of our adoption of SFAS 123(R) in the three months ended March 31, 2006 and (iii) $65,000 of non-cash rent expense associated with the value attributed to warrants issued in May 2004 to our landlord in connection with a lease amendment for our Hong Kong IBX center. Asia-Pacific cost of revenues for the three months ended June 30, 2005 included (i) $985,000 of depreciation expense and (ii) $65,000 of non-cash rent expense. Excluding depreciation, stock-based compensation and non-cash rent expense, Asia-Pacific cost of revenues increased period over period to $4.5 million for the three months ended June 30, 2006 from $4.0 million for the three months ended June 30, 2005, a 14% increase. This increase was primarily the result of increasing utility and bandwidth costs in line with increasing customer installations and revenues attributed to this customer growth. Our Asia-Pacific cost of revenues is generated in Hong Kong, Singapore, Sydney and Tokyo. There are several managed infrastructure service revenue streams unique to our Singapore IBX center, such as mail service and managed platform solutions, that are more labor intensive than our service offerings in the United States. We anticipate that our Asia-Pacific cost of revenues will experience moderate growth in the foreseeable future.

Sales and Marketing. Sales and marketing expenses increased to $8.5 million for the three months ended June 30, 2006 from $5.1 million for the three months ended June 30, 2005.

U.S. Sales and Marketing Expenses. U.S. sales and marketing expenses increased to $7.3 million for the three months ended June 30, 2006 from $4.3 million for the three months ended June 30, 2005. Included in U.S. sales and marketing expenses for the three months ended June 30, 2006 were $2.0 million of stock-based compensation expense and $15,000 of amortization expense associated with an intangible asset in connection with our Santa Clara IBX center. Included in U.S. sales and marketing expenses for the three months ended June 30, 2005 was $454,000 of stock-based compensation expense and $15,000 of amortization expense. The increase in the stock-based compensation expense period over period is a result of our adoption of SFAS 123(R) in the three months ended March 31, 2006. Excluding stock-based compensation and amortization expense, U.S. sales and marketing expenses increased to $5.3 million for the three months ended June 30, 2006 as compared to $3.9 million for the three months ended June 30, 2005, a 37% increase. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. This increase was primarily due to (i) approximately $881,000 of higher compensation costs, including increases in sales compensation related to strong new customer bookings throughout 2005 and 2006 and general salary increases and bonuses for our marketing staff and non-commissioned sales staff and (ii) approximately $362,000 of higher travel and entertainment costs. Going forward, we expect to see U.S. sales and marketing spending to increase nominally in absolute dollars as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. Asia-Pacific sales and marketing expenses increased to $1.2 million for the three months ended June 30, 2006 as compared to $803,000 for the three months ended June 30, 2005. Included in Asia-Pacific sales and marketing expenses for the three months ended June 30, 2006 was $156,000 of stock-based compensation as a result of our adoption of SFAS 123(R) commencing in the three months ended March 31, 2006. Excluding stock-based compensation, Asia-Pacific sales and marketing expenses were $1.0 million for the three months ended June 30, 2006 versus $803,000 for the three months ended June 30, 2005, a 26% increase. This increase was primarily due to an increase in bad debt expense of approximately $128,000 over the prior period as a result of recoveries of bad debt expense recorded during the three months ended June 30, 2005 due to a strong and successful collections effort on aged receivables previously written-off. Our Asia-Pacific sales and marketing expenses consist of the same types of costs that we incur in our U.S. operations, namely compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. Our Asia-Pacific sales and marketing expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. We expect that our Asia-Pacific sales and marketing expenses will experience some moderate growth in the foreseeable future.

General and Administrative. General and administrative expenses increased to $17.7 million for the three months ended June 30, 2006 from $11.0 million for the three months ended June 30, 2005.

U.S. General and Administrative Expenses. U.S. general and administrative expenses increased to $15.0 million for the three months ended June 30, 2006 as compared to $9.1 million for the three months ended June 30, 2005. Included in U.S. general and administrative expenses for the three months ended June 30, 2006 were $5.2 million of stock-based compensation expense and $522,000 of depreciation expense. Included in U.S. general and administrative expenses for the three months ended June 30, 2005 were $2.0 million of stock-based compensation expense and $482,000 of depreciation expense. The increase in the stock-based compensation expense period over period is a result of our adoption of SFAS 123(R) in the three months ended March 31, 2006. Excluding stock-based compensation expense and depreciation expense, U.S. general and administrative expenses increased to $9.3 million for the three months ended June 30, 2006, as compared to $6.6 million for the same period last year, a 40% increase. This increase was primarily due to (i) approximately $836,000 of higher compensation costs, including general salary increases, bonuses and headcount growth (162 U.S. general and administrative employees as of June 30, 2006 versus 139 as of June 30, 2005), (ii) an increase in professional fees of approximately $1.0 million due to increased legal fees in connection with our legal matters such as the ongoing review of our past stock option grants and practices, accounting fees and other consulting projects in connection with our growth strategies and (iii) an increase in rent, repair and maintenance expense of $352,000 in connection with our office expansion in Foster City, California. General and administrative expenses, excluding stock-based compensation and depreciation, consist primarily of salaries and related expenses, accounting, legal and other professional service fees and other general corporate expenses such as our corporate headquarter office lease. Going forward, we expect U.S. general and administrative spending to increase as we continue to scale our operations to support our growth during the second half of 2006 and as we incur ongoing professional fees to complete the stock option review and resolve related legal matters.

Asia-Pacific General and Administrative Expenses. Asia-Pacific general and administrative expenses increased to $2.7 million for the three months ended June 30, 2006 as compared to $1.9 million for the three months ended June 30, 2005. Included in Asia-Pacific general and administrative expenses for the three months ended June 30, 2006 was (i) $639,000 of stock-based compensation as a result of our adoption of SFAS 123(R) in the three months ended March 31, 2006 and (ii) $69,000 of depreciation expense. Included in Asia-Pacific general and administrative expenses for the three months ended June 30, 2005 was $79,000 of depreciation expense. Excluding stock-based compensation and depreciation, Asia-Pacific general and administrative expenses increased to $2.1 million for the three months ended June 30, 2006, as compared to $1.8 million for the same period last year, a 13% increase. This increase was primarily due to (i) higher compensation costs of approximately $83,000, including general salary increases, bonuses and headcount growth (85 Asia-Pacific general and administrative employees as of June 30, 2006 versus 82 as of June 30, 2005) and (ii) higher recruiting expenses of approximately $94,000. Our Asia-Pacific general and administrative expenses consist of the same types of costs that we incur in our U.S. operations, namely salaries and related expenses, accounting, legal and other professional service fees and other general corporate expenses. Our Asia-Pacific general and administrative expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. Our Asia-Pacific headquarter office is located in Singapore. Most of the corporate overhead support functions that we have in the U.S., such as finance, legal, marketing and information technology, also reside in Singapore in order to support our Asia-Pacific operations; however, each of our Asia-Pacific locations in Hong Kong, Sydney and Tokyo also have general and administrative staff dedicated to each specific operation. In addition to our Asia-Pacific headquarters office in Singapore, we also have separate office locations in Tokyo and Hong Kong (the Sydney general and administrative staff work out of the Sydney IBX center). We expect that our Asia-Pacific general and administrative expenses will experience some moderate growth in the foreseeable future.

Interest Income. Interest income increased to $1.7 million from $902,000 for the three months ended June 30, 2006 and 2005, respectively. Interest income increased due to higher average cash, cash equivalent and short-term investment balances held in interest-bearing accounts during these periods, as well as higher yields on those balances due to increased interest rates. The average yield for the three months ended June 30, 2006 was 4.49% versus 3.06% for the three months ended June 30, 2005.

Interest Expense. Interest expense increased to $3.6 million from $1.9 million for the three months ended June 30, 2006 and 2005, respectively. The increase in interest expense was primarily due to increases in interest expense associated with the new financings entered into during the fiscal year 2006 and 2005: (i) the $18.7 million financing we recorded in connection with the Silicon Valley metro area IBX center equipment and fiber purchase during the three months ended March 31, 2005, which bears interest at 8.50%; (ii) the $9.7 million financing for equipment we purchased in connection with our Chicago IBX acquisition in November 2005, which bears interest at 7.50%; (iii) the $38.1 million financing we recorded in connection with our Los Angeles IBX financing in December 2005, which bears interest at 7.75% and (iv) the $60.0 million mortgage payable we recorded in connection with our Ashburn campus financing in December 2005, which bears interest at 8.00%. This increase was partially offset by the conversion activities during the fiscal year 2005 that resulted in a decrease in interest expense. During the three months ended March 31, 2005, we converted 95% of the outstanding 14% convertible secured notes and unpaid interest totaling $38.0 million held by STT Communications into 4.1 million shares of our preferred stock, which was subsequently converted into 4.1 million shares of our common stock in February 2005. In addition, STT Communications converted the remaining 5% of the outstanding 14% convertible secured notes and unpaid interest totaling $2.2 million into 240,578 shares of our preferred stock, which was immediately converted into 240,578 shares of our common stock in November 2005. Furthermore, in connection with various construction projects related to our IBX expansion efforts during the three months ended June 30, 2006, we capitalized $425,000 of interest expense to construction in progress. We did not capitalize any interest during the three months ended June 30, 2005.

Income Taxes. A full valuation allowance is recorded against our net deferred tax assets as management cannot conclude, based on available objective evidence including recurring historical losses, that it is more likely than not that the net value of our deferred tax assets will be realized. However, for the three months ended June 30, 2006, we recorded $215,000 of income tax expense, primarily representing income taxes related to alternative minimum tax and foreign jurisdictions. For the three months ended June 30, 2005, we recorded an income tax provision benefit of $116,000, primarily representing a reduction in our projected income tax liability for alternative minimum tax that we initially recorded in the three months ended March 31, 2005 based on our best estimates available to us at that time. We have not incurred any significant income tax expense since inception and we do not expect to incur any significant income tax expense during 2006 other than alternative minimum tax.

Six Months Ended June 30, 2006 and 2005

Revenues. Our revenues for the six months ended June 30, 2006 and 2005 were split between the following revenue classifications (dollars in thousands):

	Six months ended June 30,
	2006	%	2005	%
Recurring revenues	$126,841	95%	$95,332	94%

Non-recurring revenues:
Installation and professional services	6,555	5%	5,831	6%
Other	21	0%	—	0%

	6,576	5%	5,831	6%

Total revenues	$133,417	100%	$101,163	100%

Our revenues for the six months ended June 30, 2006 and 2005 were geographically comprised of the following (dollars in thousands):

	Six months ended March 31,
	2006	%	2005	%
U.S. revenues	$114,740	86%	$87,400	86%
Asia-Pacific revenues	18,677	14%	13,763	14%

Total revenues	$133,417	100%	$101,163	100%

We recognized revenues of $133.4 million for the six months ended June 30, 2006 as compared to revenues of $101.2 million for the six months ended June 30, 2005, a 32% increase. We analyze our business geographically between the U.S. and Asia-Pacific as further discussed below.

Our business is based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure services. We consider these services recurring as our customers are billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues are a significant component of our total revenues comprising greater than 90% of our total revenues for the six months ended June 30, 2006 and 2005. Historically, approximately half of our then existing customers order new services in any given quarter representing greater than half of the new orders received in each quarter.

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

In addition to reviewing recurring versus non-recurring revenues, we look at two other primary metrics when we analyze our revenues: 1) customer count and 2) utilization. Our customer count increased to 1,189 as of June 30, 2006 versus 1,049 as of June 30, 2005, an increase of 13%. Our utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Our utilization rate grew to 53% as of June 30, 2006 from 47% as of June 30, 2005; however, excluding the impact of our recent IBX center openings in the Chicago and Los Angeles metro areas, our utilization rate would have been 59% as of June 30, 2006. Although we have substantial capacity for growth, our utilization rates vary from market to market among our IBX centers in the eleven markets across the U.S. and Asia-Pacific. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. Once capacity becomes limited, we perform demand studies to determine if future expansion is warranted. In addition, power and cooling requirements for some customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of draw our customers take from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. We could face power limitations in our centers even though we may have additional physical capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows. As a result of these power limitations in our existing IBX centers, the maximum utilization rate that we expect to achieve for most IBX centers until we consider an IBX center full or sold-out is approximately 75-80% depending on the building configurations. Therefore, consistent with our recent expansion efforts in the Washington, D.C., Silicon Valley, Chicago and Los Angeles metro area markets, we will continue to closely manage available space and power capacity in each of our operating markets and expect to continue to make strategic and selective expansions to our global footprint when and where appropriate.

U.S. Revenues. We recognized U.S. revenues of $114.7 million for the six months ended June 30, 2006 as compared to $87.4 million for the six months ended June 30, 2005, a 31% increase. U.S. revenues consisted of recurring revenues of $109.3 million and $82.6 million, respectively, for the six months ended June 30, 2006 and 2005, a 32% increase. U.S. recurring revenues consist primarily of colocation and interconnection services plus a nominal amount of managed infrastructure services and, commencing in the fourth quarter of 2005, in connection with our October 2005 purchase of the Ashburn campus property, a nominal amount of recurring rental income from the other tenants located on this property that we now own, which totaled $857,000 for the six months ended June 30, 2006. The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers acquired during the period as reflected in the growth in our customer count and utilization rate as discussed above, and selective price increases in each of our IBX markets. Total increase in revenues as a result of selective price increases for the six months ended June 30, 2006 over the same period last year was approximately $624,000. In addition, we recorded $358,000 of revenues from our new IBX centers in Chicago and Los Angeles, which opened for business during the three months ended June 30, 2006. We expect our U.S. recurring revenues, particularly colocation and interconnection services, to continue to remain our most significant source of revenue for the foreseeable future.

In addition, U.S. revenues consisted of non-recurring revenues of $5.4 million and $4.8 million, respectively, for the six months ended June 30, 2006 and 2005. Non-recurring revenues are primarily related to the recognized portion of deferred installation and professional services. U.S. non-recurring revenues, consisting of the recognized portion of deferred installation and professional services, increased 13% period over period, primarily due to strong existing and new customer growth during the year.

Asia-Pacific Revenues. We recognized Asia-Pacific revenues of $18.7 million for the six months ended June 30, 2006 as compared to $13.8 million for the six months ended June 30, 2005, a 36% increase. Asia-Pacific revenues consisted of recurring revenues of $17.5 million and $12.7 million, respectively, for the six months ended June 30, 2006 and 2005, consisting primarily of colocation and managed infrastructure services. In addition, Asia-Pacific revenues consisted of non-recurring revenues of $1.2 and $1.1 million, respectively, for the six months ended June 30, 2006 and 2005. Asia-Pacific non-recurring revenues included $21,000 of contract settlement revenue for the six months ended June 30, 2006. There was no Asia-Pacific contract settlement revenue for the six months ended June 30, 2005. Asia-Pacific revenues are generated from Hong Kong, Singapore, Sydney and Tokyo, with Singapore representing approximately 40% and 48%, respectively, of the regional revenues for the six months ended June 30, 2006 and 2005. Our Asia-Pacific colocation revenues are similar to the revenues that we generate from our U.S. IBX centers; however, our Singapore IBX center has additional managed infrastructure service revenue, such as mail service and managed platform solutions, which we do not currently offer in any other IBX center location. The growth in our Asia-Pacific revenues is primarily the result of an increase in the customer base in this region during the past year, particularly in Hong Kong, Sydney and Tokyo.

Cost of Revenues. Cost of revenues were $88.9 million for the six months ended June 30, 2006 as compared to $75.7 million for the six months ended June 30, 2005, a 17% increase. The largest cost components of our cost of revenues are depreciation, rental payments related to our leased IBX centers, utility costs including electricity and bandwidth, IBX employees’ salaries and benefits, supplies and equipment and security services. A substantial majority of our cost of revenues is fixed in nature and should not vary significantly from period to period. However, there are certain costs, which are considered more variable in nature, including utilities and supplies that are directly related to growth of services in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will increase in the future on a per unit or fixed basis in addition to on a customer growth or variable basis. In addition, the cost of electricity is generally higher in the summer months as compared to other times of the year.

U.S. Cost of Revenues. U.S. cost of revenues were $78.0 million for the six months ended June 30, 2006 as compared to $65.7 million for the six months ended June 30, 2005. U.S. cost of revenues for the six months ended June 30, 2006 included (i) $30.9 million of depreciation expense, (ii) $1.9 million of accretion expense comprised of $256,000 for our asset retirement obligations and $1.6 million for our restructuring charges for certain leasehold interests recorded in 2004 and 2005 as we accrete the related liabilities to the total estimated future cash payments needed, (iii) $1.5 million of stock-based compensation as a result of our adoption of SFAS 123(R) in the three months ended March 31, 2006 and (iv) $448,000 of amortization expense associated with the intangible assets acquired with our Ashburn campus. U.S. cost of revenues for the six months ended June 30, 2005 included (i) $27.6 million of depreciation expense and (ii) $692,000 of accretion expense comprised of $247,000 for our asset retirement obligations and $445,000 for our restructuring charges. Our U.S. cost of revenues for the six months ended June 30, 2006 also included $3.6 million of additional operating costs not incurred in the prior year associated with the recently acquired IBX centers in Sunnyvale, Chicago and Los Angeles (Chicago and Los Angeles opened for business during the three months ended June 30, 2006, and Sunnyvale will open for business during the three months ending September 30, 2006). Excluding depreciation, accretion expense, stock-based compensation, amortization expense and the costs associated with operating our new IBX centers, U.S. cost of revenues increased period over period to $40.0 million for the six months ended June 30, 2006 from $37.4 million for the six months ended June 30, 2005, a 7% increase. This increase was primarily the result of increases in (i) utility costs of approximately $3.6 million in line with increasing customer installations and revenues attributed to customer growth, (ii) compensation costs of approximately $1.7 million, including general salary increases and bonuses and headcount growth and (iii) repair and maintenance expense of approximately $620,000. This increase was partially offset by a reduction of approximately $3.5 million in rent expense in connection with a property we recorded a restructuring charge for in San Jose in the fourth quarter of 2005. We continue to anticipate that our cost of revenues will increase in the foreseeable future to the extent that the occupancy levels in our U.S. IBX centers increase and as newly-acquired IBX centers in the Silicon Valley, Chicago and Los Angeles metro areas commence operations more fully in 2006.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues were $10.9 million for the six months ended June 30, 2006 as compared to $10.0 million for the six months ended June 30, 2005. Asia-Pacific cost of revenues for the six months ended June 30, 2006 included (i) $1.7 million of depreciation expense, (ii) $254,000 stock-based compensation as a result of our adoption of SFAS 123(R) in the three months ended March 31, 2006 and (iii) $130,000 of non-cash rent expense associated with the value attributed to warrants issued in May 2004 to our landlord in connection with a lease amendment for our Hong Kong IBX center. Asia-Pacific cost of revenues for the six months ended June 30, 2005 included (i) $2.0 million of depreciation expense and (ii) $130,000 of non-cash rent expense. Excluding depreciation, stock-based compensation and non-cash rent expense, Asia-Pacific cost of revenues increased period over period to $8.9 million for the six months ended June 30, 2006 from $7.8 million for the six months ended June 30, 2005, a 13% increase. This increase was primarily the result of increasing utility and bandwidth costs in line with increasing customer installations and revenues attributed to this customer growth. Our Asia-Pacific cost of revenues is generated in Hong Kong, Singapore, Sydney and Tokyo. There are several managed infrastructure service revenue streams unique to our Singapore IBX center, such as mail service and managed platform solutions, that are more labor intensive than our service offerings in the United States. We anticipate that our Asia-Pacific cost of revenues will experience moderate growth in the foreseeable future.

Sales and Marketing. Sales and marketing expenses increased to $15.7 million for the six months ended June 30, 2006 from $10.0 million for the six months ended June 30, 2005.

U.S. Sales and Marketing Expenses. U.S. sales and marketing expenses increased to $13.6 million for the six months ended June 30, 2006 from $8.5 million for the six months ended June 30, 2005. Included in U.S. sales and marketing expenses for the six months ended June 30, 2006 were $3.7 million of stock-based compensation expense and $30,000 of amortization expense. Included in U.S. sales and marketing expenses for the six months ended June 30, 2005 was $901,000 of stock-based compensation expense and $30,000 of amortization expense associated with an intangible asset in connection with our Santa Clara IBX center. The increase in the stock-based compensation expense period over period is a result of our adoption of SFAS 123(R) in the three months ended March 31, 2006. Excluding stock-based compensation and amortization expense, U.S. sales and marketing expenses increased to $9.8 million for the six months ended June 30, 2006 as compared to $7.6 million for the six months ended June 30, 2005, a 30% increase. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. This increase was primarily due to (i) approximately $1.3 million of higher compensation costs, including increases in sales compensation related to strong new customer bookings throughout 2006 and 2005 and general salary increases and bonuses for our marketing staff and non-commissioned sales staff and (ii) approximately $607,000 of higher travel and entertainment costs. Going forward, we expect to see U.S. sales and marketing spending to increase nominally in absolute dollars as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. Asia-Pacific sales and marketing expenses increased to $2.1 million for the six months ended June 30, 2006 as compared to $1.5 million for the six months ended June 30, 2005. Included in Asia-Pacific sales and marketing expenses for the six months ended June 30, 2006 was $306,000 of stock-based compensation as a result of our adoption of SFAS 123(R) commencing in the three months ended March 31, 2006. Excluding stock-based compensation, Asia-Pacific sales and marketing expenses were $1.8 million for the six months ended June 30, 2006 versus $1.5 million for the six months ended June 30, 2005, a 24% increase. This increase was primarily due to an increase in bad debt expense of approximately $205,000 over the same period last year as a result of recoveries of bad debt expense recorded during the six months ended June 30, 2005 (negative bad debt expense) of approximately $53,000 due to a strong and successful collections effort on aged receivables previously written-off. Our Asia-Pacific sales and marketing expenses consist of the same types of costs that we incur in our U.S. operations, namely compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. Our Asia-Pacific sales and marketing expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. We expect that our Asia-Pacific sales and marketing expenses will experience some moderate growth in the foreseeable future.

General and Administrative. General and administrative expenses increased to $34.9 million for the six months ended June 30, 2006 from $21.5 million for the six months ended June 30, 2005.

U.S. General and Administrative Expenses. U.S. general and administrative expenses increased to $28.9 million for the six months ended June 30, 2006 as compared to $17.7 million for the six months ended June 30, 2005. Included in U.S. general and administrative expenses for the six months ended June 30, 2006 were $9.7 million of stock-based compensation expense and $1.0 million of depreciation expense. Included in U.S. general and administrative expenses for the six months ended June 30, 2005 were $4.0 million of stock-based compensation expense and $829,000 of depreciation expense. The increase in the stock-based compensation expense period over period is a result of our adoption of SFAS 123(R) in the three months ended March 31, 2006. Excluding stock-based compensation expense and depreciation expense, U.S. general and administrative expenses increased to $18.1 million for the six months ended June 30, 2006, as compared to $12.8 million for the same period last year, a 41% increase. This increase was primarily due to (i) approximately $2.2 million of higher compensation costs, including general salary increases, bonuses and headcount growth (162 U.S. general and administrative employees as of June 30, 2006 versus 139 as of June 30, 2005), (ii) an increase in professional fees of approximately $1.9 million due to increased legal fees in connection with our legal matters such as the ongoing review of our past stock option grants and practices, accounting fees and other consulting projects in connection with our growth strategies, (iii) an increase in rent, repair and maintenance expenses of approximately $380,000 in connection with our office expansion in Foster City, California and (iv) an increase in travel expenses of approximately $286,000. General and administrative expenses, excluding stock-based compensation and depreciation, consist primarily of salaries and related expenses, accounting, legal and other professional service fees and other general corporate expenses such as our corporate headquarter office lease. Going forward, we expect U.S. general and administrative spending to increase as we continue to scale our operations to support our growth during the first half of 2006 and as we incur ongoing professional fees to complete the stock option review and resolve related legal matters.

Asia-Pacific General and Administrative Expenses. Asia-Pacific general and administrative expenses increased to $6.0 million for the six months ended June 30, 2006 as compared to $3.8 million for the six months ended June 30, 2005. Included in Asia-Pacific general and administrative expenses for the six months ended June 30, 2006 was (i) $1.2 million of stock-based compensation as a result of our adoption of SFAS 123(R) in the three months ended March 31, 2006 and (ii) $135,000 of depreciation expense. Included in Asia-Pacific general and administrative expenses for the six months ended June 30, 2005 was $163,000 of depreciation expense. Excluding stock-based compensation and depreciation, Asia-Pacific general and administrative expenses increased to $4.7 million for the six months ended June 30, 2006, as compared to $3.7 million for the same period last year, a 28% increase. This increase is primarily due to approximately $848,000 of higher compensation costs, including general salary increases, bonuses and headcount growth (85 Asia-Pacific general and administrative employees as of June 30, 2006 versus 82 as of June 30, 2005), as well as an increase in employer taxes resulting from the taxation imposed by the Singapore tax authorities on one of our former executives exiting the country. Our Asia-Pacific general and administrative expenses consist of the same types of costs that we incur in our U.S. operations, namely salaries and related expenses, accounting, legal and other professional service fees and other general corporate expenses. Our Asia-Pacific general and administrative expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. Our Asia-Pacific headquarters office is located in Singapore. Most of the corporate overhead support functions that we have in the U.S., such as finance, legal, marketing and information technology, also reside in our Singapore office in order to support our Asia-Pacific operations; however, each of our Asia-Pacific locations in Hong Kong, Sydney and Tokyo also have general and administrative staff dedicated to each specific operation. In addition to our Asia-Pacific headquarter office in Singapore, we also have separate office locations in Tokyo and Hong Kong (the Sydney general and administrative staff work out of the Sydney IBX center). We expect that our Asia-Pacific general and administrative expenses will experience some moderate growth in the foreseeable future.

Interest Income. Interest income increased to $3.3 million from $1.6 for the six months ended June 30, 2006 and 2005, respectively. Interest income increased due to higher average cash, cash equivalent and short-term investment balances held in interest-bearing accounts during these periods, as well as higher yields on those balances due to increased interest rates. The average yield for the six months ended June 30, 2006 was 4.33% versus 2.85% for the six months ended June 30, 2005.

Interest Expense. Interest expense increased to $7.4 million from $4.4 million for the six months ended June 30, 2006 and 2005, respectively. The increase in interest expense was primarily due to increases in interest expense associated with the new financings entered into during the fiscal year 2006 and 2005: (i) the $18.7 million financing we recorded in connection with the Silicon Valley metro area IBX center equipment and fiber purchase during the three months ended March 31, 2005, which bears interest at 8.50%; (ii) the $9.7 million financing for equipment we purchased in connection with our Chicago IBX acquisition in November 2005, which bears interest at 7.50%; (iii) the $38.1 million financing we recorded in connection with our Los Angeles IBX financing in December 2005, which bears interest at 7.75% and (iv) the $60.0 million mortgage payable we recorded in connection with our Ashburn campus financing in December 2005, which bears interest at 8.00%. This increase was partially offset by the conversion activities during the fiscal year 2005 that resulted in a decrease in interest expense. During the three months ended March 31, 2005, we converted 95% of the outstanding 14% convertible secured notes and unpaid interest totaling $38.0 million held by STT Communications into 4.1 million shares of our preferred stock, which was subsequently converted into 4.1 million shares of our common stock in February 2005. In addition, STT Communications converted the remaining 5% of the outstanding 14% convertible secured notes and unpaid interest totaling $2.2 million into 240,578 shares of our preferred stock, which was immediately converted into 240,578 shares of our common stock in November 2005. Furthermore, in connection with various construction projects related to our IBX expansion efforts during the six months ended June 30, 2006, we capitalized $688,000 of interest expense to construction in progress. We did not capitalize any interest during the six months ended June 30, 2005.

Income Taxes. A full valuation allowance is recorded against our net deferred tax assets as management cannot conclude, based on available objective evidence including recurring historical losses, that it is more likely than not that the net value of our deferred tax assets will be realized. However, for the six months ended June 30, 2006 and 2005, we recorded $600,000 and $389,000, respectively, of income tax expense, primarily representing income taxes related to alternative minimum tax and foreign jurisdictions. We have not incurred any significant income tax expense since inception and we do not expect to incur any significant income tax expense during 2006 other than alternative minimum tax.

Cumulative Effect of a Change in Accounting Principle. As a result of our adoption of SFAS No. 123(R), “Share-Based Payment,” during the six months ended June 30, 2006, we recorded a reduction of expense totaling $376,000, which is reflected as a cumulative effect of a change in accounting principle on our statement of operations for this period. This amount reflects the application of an estimated forfeiture rate to partially vested employee equity awards as of January 1, 2006 that we accounted for under APB 25, which was primarily for restricted stock awards to our executive officers that were granted during the three months ended March 31, 2005.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital requirements primarily through the issuance of various debt and equity instruments, for aggregate gross proceeds of approximately $1.2 billion. As of June 30, 2006, our total indebtedness was comprised of (i) non-convertible debt and financing obligations totaling $155.0 million from our Washington D.C. metro area IBX capital lease, San Jose IBX equipment and fiber financing, Chicago IBX equipment financing, Los Angeles IBX financing and Ashburn campus mortgage payable and (ii) convertible debt totaling $86.3 million from our convertible subordinated debentures as outlined below.

As of June 30, 2006, our principal source of liquidity was our $147.9 million of cash, cash equivalents and short-term and long-term investments. In addition, as of June 30, 2006, we had $43.3 million of additional liquidity available to us under our $50.0 million Silicon Valley Bank revolving credit line in the event we need additional cash to pursue attractive strategic opportunities that may become available in the future. The $50.0 million Silicon Valley Bank revolving credit line was amended in August 2006 as described below. While we had generated negative operating cash flow in each annual period since inception through 2003, commencing with the three months ended September 30, 2003 we started to generate positive operating cash flow. Since then, we have generated cash flow from our operations throughout 2004 and 2005 and expect this trend to continue throughout 2006 and beyond. While we expect that our cash flow from operations will continue to grow, due to our recently announced expansion plans in the Washington, D.C. and Chicago metro areas, we expect our cash flow used in investing activities, primarily as a result of our expected purchases of property and equipment to complete these expansion projects, will also increase and be greater than our cash flows generated from operating activities. As a result, although we believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our currently identified business objectives for at least the next twelve months, we will investigate financing opportunities in connection with our Chicago metro area expansion plans, as well as any significant future expansions, in order to minimize expected cash outlays to pursue this project and in order to continue to meet our cash requirements to fund our other capital expenditures, debt service and corporate overhead requirements (excluding the purchases, sales and maturities of our short-term and long-term investments). Generally, our approach in financing our significant expansion projects, such as the Chicago metro area IBX expansion project and the New York metro area IBX expansion project, is to finance 60% or greater of the capital expenditures required to complete the project under short and long-term financing arrangements. However, given our limited operating history, additional potential expansion opportunities that we may decide to pursue and other business risks that may cause our operating results to fluctuate, we may not achieve our desired levels of profitability or cash requirements in the future. For further information, refer to “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q below.

Sources and Uses of Cash

Net cash provided by our operating activities was $28.9 million and $33.5 million for the six months ended June 30, 2006 and 2005, respectively. The decrease was primarily due to additional restructuring charge payments of $5.3 million as a result of our 2005 restructuring charge. While we expect that this increased level of restructuring charge payments will have an impact on our ability to grow our cash from operating activities, we expect that we will continue to generate cash from our operating activities throughout 2006 and beyond.

Net cash used in our investing activities was $60.9 million for the six months ended June 30, 2006. Net cash generated from our investing activities was $4.1 million for the six months ended June 30, 2005. Net cash used in investing activities for the six months ended June 30, 2006 was primarily the result of the capital expenditures required to bring our recently acquired IBX centers in the Silicon Valley, Chicago and Los Angeles metro areas to Equinix standards, the Washington, D.C. metro area IBX expansion project and to support our growing customer base, as well as the net purchases of our short-term and long-term investments and the purchase of our Chicago IBX property in June 2006 for $9.8 million. Net cash provided by investing activities during the six months ended June 30, 2005 was primarily the result of the net sales and maturities of our short-term and long-term investments into cash and cash equivalents, offset by capital expenditures required to bring our recently acquired IBX centers in the Silicon Valley and Washington, D.C. areas to Equinix standards and to support our growing customer base. For 2006 and beyond, we anticipate that our cash used in investing activities, excluding the purchases, sales and maturities of short-term and long-term investments, will primarily be for our capital expenditures, which we expect to be substantial, as well as additional purchases of real estate that we may undertake in the future.

Net cash used in financing activities was $10.1 million for the six months ended June 30, 2006. Net cash provided by financing activities was $3.6 million for the six months ended June 30, 2005. Net cash used for the six months ended June 30, 2006, was primarily due to the repayment of the $30.0 million drawdown from the $50.0 million Silicon Valley Bank revolving credit line that we borrowed in October 2005 and principal payments for our capital lease and other financing obligations and Ashburn campus mortgage payable, partially offset by proceeds from the exercises of employee stock options and purchases from our employee stock purchase plan. Net cash provided by financing activities for the six months ended June 30, 2005, was primarily the result of proceeds from the exercises of warrants and employee stock options and purchases from our employee stock purchase plans, offset by principal payments for our capital lease and other financing obligations. We expect to obtain additional financing in connection with the Chicago Metro Area IBX Expansion Project during the second half of 2006.

Debt Obligations – Non-Convertible Debt

As of June 30, 2006, our non-convertible debt totaled $155.0 million and was comprised of our (i) Washington D.C. metro area IBX capital lease, (ii) San Jose IBX equipment and fiber financing, (iii) Chicago IBX equipment financing, (iv) Los Angeles IBX financing and (v) Ashburn campus mortgage payable. Furthermore, as of June 30, 2006, we had utilized $6.7 million of the credit line through the issuance of letters of credit, and, as a result, we had $43.3 million of additional liquidity available to us under the $50.0 million Silicon Valley Bank revolving credit line.

Washington D.C. Metro Area IBX Capital Lease. In April 2004, we entered into a long-term lease for a 95,000 square foot data center in the Washington, D.C. metro area. The center is adjacent to our existing Washington D.C. metro area IBX center. This lease, which includes the leasing of all of the IBX plant and machinery equipment located in the building, is a capital lease. We took possession of this property during the fourth quarter of 2004, and as a result, recorded property and equipment assets, as well as a capital lease obligation, totaling $35.3 million. Payments under this lease will be made monthly through October 2019 at an effective interest rate of 8.50% per annum. As of June 30, 2006, principal of $34.1 million remained outstanding under this capital lease.

San Jose IBX Equipment and Fiber Financing. In December 2004, we entered into a long-term lease for a 103,000 square foot data center in San Jose, and at the same time entered into separate agreements to purchase the equipment located within this new IBX center and to interconnect all three of our Silicon Valley area IBX centers to each other through redundant dark fiber links. Under U.S. generally accepted accounting principles, these three separate agreements are considered to be a single arrangement. Furthermore, while the building component of this transaction is classified as a long-term operating lease, the equipment and fiber portions of the transaction are classified as financed assets. We took possession of this property during the first quarter of 2005, and as a result, recorded property and equipment and prepaid fiber assets, as well as a financing obligation, totaling $18.7 million. Payments under this financing obligation will be made monthly through May 2020 at an effective interest rate of 8.50% per annum. As of June 30, 2006, principal of $14.9 million remained outstanding under this financing obligation.

Chicago IBX Equipment Financing. In July 2005, we entered into a long-term sublease for a 107,000 square foot data center in Chicago, and at the same time entered into a separate agreement to purchase the equipment located within this IBX center. Under U.S. generally accepted accounting principles, these two separate agreements are considered to be a single arrangement. Furthermore, while the building component of this transaction is classified as a long-term operating lease, the equipment portion of the transaction is classified as financed assets. We took possession of this property and title to the equipment assets in November 2005, and as a result, recorded IBX equipment assets, as well as a financing obligation, totaling $9.7 million at that time. Payments under this financing obligation will be made monthly through August 2015 at an effective interest rate of 7.50% per annum. As of June 30, 2006, principal of $8.4 million remained outstanding under this financing obligation.

Los Angeles IBX Financing. In September 2005, we purchased a 107,000 square foot data center in the Los Angeles metro area for $34.7 million, which we paid for in full with cash in September 2005. In October 2005, we entered into a purchase and sale agreement to sell this Los Angeles IBX for $38.7 million and to lease it back from the purchaser pursuant to a long-term lease, which closed in December 2005, and we received net proceeds from the sale of this property of $38.1 million. However, due to our continuing involvement in regards to certain aspects of this property, the sale and leaseback of this property does not qualify as a sale-leaseback under generally accepted accounting principles, but rather is accounted for as a financing of the property. We refer to this portion of the transaction as the Los Angeles IBX financing. Pursuant to the Los Angeles IBX financing, we recorded a financing obligation liability totaling $38.1 million in December 2005. Payments under the Los Angeles IBX financing will be made monthly through December 2025 at an effective interest rate of 7.75% per annum. As of June 30, 2006, principal of $38.1 million remained outstanding under this financing obligation.

Ashburn Campus Mortgage Payable. In December 2005, we completed the financing of our October 2005 purchase of the Ashburn campus property with a $60.0 million mortgage to be amortized over 20 years. Upon receipt of the $60.0 million of cash, which we received in December 2005, we recorded a $60.0 million mortgage payable, which we refer to as the Ashburn campus mortgage payable. Payments under the Ashburn campus mortgage payable will be made monthly through January 2026 at an effective interest rate of 8% per annum. As of June 30, 2006, principal of $59.5 million remained outstanding under this mortgage payable.

$50.0 Million Silicon Valley Bank Revolving Credit Line. In December 2004, we entered into a $25.0 million line of credit arrangement with Silicon Valley Bank that matured in December 2006. In September 2005, we amended the Silicon Valley Bank credit line by entering into a $50.0 million revolving line of credit agreement with Silicon Valley Bank, replacing the previously outstanding $25.0 million line of credit arrangement with the same bank. We refer to this transaction as the $50.0 million Silicon Valley Bank revolving credit line. The $50.0 million Silicon Valley bank revolving credit line had a three-year commitment, which enabled us to borrow, repay and re-borrow the full amount, up to September 15, 2008. Borrowings under the $50.0 million Silicon Valley Bank revolving credit line bore interest at floating interest rates, plus applicable margins, based either on the prime rate or LIBOR. In October 2005, we elected to borrow $30.0 million from the $50.0 million Silicon Valley Bank revolving credit line, which we refer to as the $30.0 million drawdown and which we paid back in full in January 2006. The $30.0 million drawdown was used to fund a portion of the purchase of the Ashburn IBX property acquisition. As of June 30, 2006, if we had borrowed against the $50.0 million Silicon Valley Bank revolving credit line, we would have had an interest rate of 7.83% per annum. The $50.0 million Silicon Valley Bank revolving credit line also featured sublimits, which allowed us to issue letters of credit, entered into foreign exchange forward contracts and made advances for cash management services. Our utilization under any of these sublimits would have had the effect of reducing the amount available for borrowing under the $50.0 million Silicon Valley Bank revolving credit line during the period that such sublimits remained utilized and outstanding. As of June 30, 2006, we had utilized $6.7 million under the letters of credit sublimit with the issuance of five letters of credit and, as a result, reduced the amount of borrowings available to us from $50.0 million to $43.3 million. The $50.0 million Silicon Valley Bank revolving credit line was collateralized by substantially all of our domestic assets and contained several financial covenants, which required compliance with maximum leverage ratios, working capital ratios and a minimum EBITDA target, each of which we were in compliance with as of June 30, 2006.

In August 2006 we amended the $50.0 million Silicon Valley Bank revolving credit line by entering into a $75.0 million revolving line of credit agreement with Silicon Valley Bank, replacing the previously outstanding $50.0 million line of credit arrangement with the same bank, and adding General Electric Capital Corporation (GE) as a lender. We refer to this transaction as the $75.0 million Silicon Valley Bank revolving credit line. The $75.0 million Silicon Valley Bank revolving credit line allows for issuance of letters of credit (in addition to revolving borrowings). The $75.0 million Silicon Valley Bank revolving credit line also has an option for us to increase the amount of the line to $100.0 million at a later date, subject to approval of the lender or lenders electing to participate in such increase. Borrowings under the $75.0 million Silicon Valley Bank revolving credit line will continue to bear interest at variable interest rates, plus the applicable margins which were in effect prior to the amendment, based on either prime rates or LIBOR rates. The $75.0 million Silicon Valley Bank revolving credit line matures on September 15, 2008 and is secured by substantially all of our domestic personal property assets and certain of our real property leases and contains several financial covenants, which require compliance with maximum leverage and working capital ratios and a minimum EBITDA target.

Debt Obligations –Convertible Debt

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

Debt Maturities, Financings, Leases and Other Contractual Commitments

We lease our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2025. The following represents our debt maturities, financings, leases and other contractual commitments as of June 30, 2006 (in thousands):

	Convertible subordinated debentures	Mortgage payable	Capital lease and other financing obligations	Operating leases covered under accrued restructuring charges	Operating leases (1)	Other contractual commitments (1)	Total
2006 (six months)	$—	$3,012	$4,673	$6,774	$19,112	$65,775	$99,346
2007	—	6,022	9,568	13,954	26,559	80	56,183
2008	—	6,022	9,842	13,262	26,407	—	55,533
2009	86,250	6,022	10,122	13,309	26,716	—	142,419
2010	—	6,022	10,409	3,357	26,288	—	46,076
2011 and thereafter	—	90,838	128,354	16,607	111,958	—	347,757

	86,250	117,938	172,968	67,263	237,040	65,855	747,314
Less amount representing interest	—	(58,454)	(84,057)	—	—	—	(142,511)
Plus amount representing residual property value	—	—	6,555	—	—	—	6,555
Less amount representing estimated subrental income and expense	—	—	—	(14,776)	—	—	(14,776)
Less amount representing accretion	—	—	—	(7,137)	—	—	(7,137)

	$86,250	$59,484	$95,466	$45,350	$237,040	$65,855	$589,445

(1)	Represents off-balance sheet arrangements. Other contractual commitments are described below.

In connection with five of our IBX operating leases, we have entered into five irrevocable letters of credit with Silicon Valley Bank. These letters of credit were provided in lieu of cash deposits under the letters of credit sublimit provision in connection with the Silicon Valley Bank revolving credit line. The letters of credit total $6.7 million, are collateralized by the Silicon Valley Bank revolving credit line and automatically renew in successive one-year periods until the final lease expiration dates. If the landlords for any of these five IBX leases decide to draw down on these letters of credit, we will be required to fund these letters of credit either through cash collateral or borrowings under the Silicon Valley Bank revolving credit line. This contingent commitment is not reflected in the table above.

Primarily as a result of our recent IBX expansions in the Washington D.C., Silicon Valley, Chicago and Los Angeles metro areas, as of June 30, 2006, we were contractually committed for $56.3 million of un-accrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers prior to making them available to customers for installation. This amount, which is expected to be paid in 2006, is reflected in the table above as an “other contractual commitment.” In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures beyond the $56.3 million contractually committed as of June 30, 2006 in these four markets during the remainder of 2006 of approximately $60.0 million to $70.0 million in order to complete the work needed to bring these new IBXs up to Equinix standards. This non-contractual capital expenditure spending is not reflected in the table above. Lastly, we have other, smaller future purchase commitments in place as of June 30, 2006, such as commitments to purchase power in select locations, primarily in the U.S. and Singapore, and other open purchase orders, which contractually bind us for goods or services to be delivered or provided later in 2006 and 2007. Such other purchase commitments as of June 30, 2006, which total $9.6 million, are also reflected in the table above as an “other contractual commitments.”

Summary

Our utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Our utilization rate grew to 53% as of June 30, 2006 from 47% as of June 30, 2005; however, excluding the impact of our recent expansions in the Chicago and Los Angeles metro areas, our utilization rate would have been 59% as of June 30, 2006. Although we have substantial capacity for growth, our utilization rates vary from market to market among our IBX centers in the eleven markets across the U.S. and Asia-Pacific. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. Once capacity becomes limited, we perform demand studies to determine if future expansion is warranted. In addition, power and cooling requirements for some customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of draw our customers take from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. We could face power limitations in our centers even though we may have additional physical capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows. As a result of these power limitations in our existing IBX centers, the maximum utilization rate that we expect to achieve for most IBX centers until we consider an IBX center full or sold-out is approximately 75-80% depending on the building configurations.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service offerings, such as our acquisition of the Sprint property in Santa Clara in December 2003, our 2004 expansions in the Washington, D.C. and Silicon Valley metro area markets, our 2005 expansions in the Silicon Valley, Chicago and Los Angeles metro area markets opening in 2006, our 2006 expansions in the Washington, D.C. and Chicago metro area markets and our recently announced intention to build a new center in the New York metro area market, which is expected to open in the second half of 2007 (see “Recent Developments”). However, we will continue to be very selective with any similar opportunity. As was the case with these recent expansions in the Washington, D.C., Silicon Valley, Chicago and Los Angeles area markets, our expansion criteria will be dependent on demand from new and existing customers, quality of the design, power capacity, access to networks, capacity availability in current market location, amount of incremental investment required by us in the targeted property, lead-time to break-even and in-place customers. Like our recent expansions, the right combination of these factors may be attractive to us. Dependent on the particular deal, these acquisitions may require upfront cash payments and additional capital expenditures or may be funded through long-term financing arrangements in order to bring these centers up to Equinix standards. Property expansion may be in the form of a purchase of real property, as was the case with our recent Washington, D.C. and Chicago metro area property acquisitions, or a short-term or long-term leasing arrangement.

In addition to our successful strategy of acquiring previously or partially built-out centers, we are currently starting new construction to build out new IBX centers in the Washington, D.C. metro area and on our recently acquired property in the Chicago metro area. As part of our strategy, we will continue to contemplate the possibility of new construction in selective markets where the inventory for high quality data centers is limited, such as our recent announcement on our intention to build a new IBX center in the New York metro area, which is expected to open in the second half of 2007. Decisions to build will consider factors such as customer demand, market pricing and the financial returns associated with the construction. Future purchases or construction may be completed by us or with partners or potential customers to minimize the outlay of cash, which can be significant.

As of June 30, 2006, our principal source of liquidity was our $147.9 million of cash, cash equivalents and short-term and long-term investments. In addition, as of June 30, 2006, we had $43.3 million of additional liquidity available to us under our $50.0 million Silicon Valley Bank revolving credit line in the event we need additional cash to pursue attractive strategic opportunities that may become available in the future. In August 2006, we amended the $50.0 million Silicon Valley Bank credit line by entering into a $75.0 million revolving line of credit agreement with Silicon Valley Bank, replacing the $50.0 million Silicon Valley Bank revolving credit line with the same bank and adding General Electric Credit Corporation as a lender. The $75.0 million Silicon Valley Bank credit line also has an option for us to increase the amount of the line to $100.0 million at a later date, subject to approval of the lender or lenders electing to participate in such increase. While we had generated negative operating cash flow in each annual period since inception through 2003, commencing with the three months ended September 30, 2003 we started to generate positive operating cash flow. Since then, we have generated cash flow from our operations throughout 2004 and 2005 and expect this trend to continue throughout 2006 and beyond. While we expect that our cash flow from operations will continue to grow, due to our expansions in the Washington, D.C. and Chicago metro areas and our recently announced intention to build a new center in the New York metro area, we expect our cash flow used in investing activities, primarily as a result of our expected purchases of property and equipment to complete these expansion projects, will also increase and are expected to be greater than our cash flows generated from operating activities. As a result, although we believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our currently identified business objectives for at least the next twelve months, we will investigate financing opportunities in connection with our Chicago metro area expansion plans, as well as any significant future expansions, in order to minimize expected cash outlays to pursue this project and in order to continue to meet our cash requirements to fund our other capital expenditures, debt service and corporate overhead requirements (excluding the purchases, sales and maturities of our short-term and long-term investments). Generally, our approach in financing our significant expansion projects, such as the Chicago metro area IBX expansion project and the New York metro area IBX expansion project, is to finance 60% or greater of the capital expenditures required to complete the project under short and long-term financing arrangements. However, given our limited operating history, additional potential expansion opportunities that we may decide to pursue and other business risks that may cause our operating results to fluctuate, we may not achieve our desired levels of profitability or cash requirements in the future.

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

In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6 (“FSP FIN 46(R)-6”), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, as amended (“FIN 46(R)”). The variability that is considered in applying FIN 46(R) affects the determination of (a) whether the entity is a variable interest entity, (b) which interests are variable interests in the entity and (c) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 provides additional guidance to consider for determining variability. FSP FIN 46(R)-6 is effective beginning the first day of the first reporting period beginning after June 15, 2006. The adoption of FSP FIN 46(R)-6 has not had a significant impact on our financial position and results of operations.

In June 2006, the FASB approved EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenue and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. We are currently in the process of evaluating the impact that the adoption of EITF 06-3 will have on our financial position, results of operations and cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the impact that the adoption of FIN 48 will have on our financial position, results of operations and cash flows.

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

Interest Rate Risk

Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio. All of our cash equivalents and marketable securities are designated as available-for-sale and are therefore recorded at fair market value on our balance sheet with the unrealized gains or losses reported as a separate component of other comprehensive income or loss. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of June 30, 2006 our portfolio maturity was relatively short. If current interest rates were to increase or decrease by 10%, the fair market value of our investment portfolio could increase or decrease by approximately $281,000.

An immediate 10% increase or decrease in current interest rates would furthermore not have a material impact on our debt obligations due to the fixed nature of the majority of our debt obligations. However, the interest expense associated with our $50.0 million revolving credit line, which bears interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR, could be affected. In October 2005, we elected to borrow $30.0 million at a one-month LIBOR interest rate, inclusive of the applicable margin, of 5.72% per annum. Upon the one-month maturity date of the $30.0 million drawdown, we had the opportunity to either repay all or a portion of the $30.0 million drawdown, or convert the $30.0 million drawdown into a new borrowing at either the then applicable one, three or six month LIBOR rate plus an applicable margin or at the prime rate. We elected to continue rolling this drawdown forward in monthly increments at the then applicable one-month LIBOR interest rates, inclusive of the applicable margin, until such time that we decided to repay the $30.0 million drawdown in full in January 2006 at which point the effective interest rate had risen to 6.12%. As of June 30, 2006, the $50.0 million revolving credit line had an effective interest rate of 7.83%. Therefore, any borrowings from our $50.0 million revolving credit line are subject to interest rate risk. In August 2006, the $50.0 million revolving credit line was amended (see Note 17 of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of this Quarterly Report on Form 10-Q).

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but do not impact our earnings or cash flows. The fair market value of our convertible subordinated debentures is based on quoted market prices. The estimated fair value of our convertible subordinated debentures as of June 30, 2006 was approximately $119.9 million versus approximately $98.9 million as of December 31, 2005.

Foreign Currency Risk

The majority of our recognized revenue is denominated in U.S. dollars, generated mostly from customers in the U.S. However, approximately 14% of our revenues and costs are in the Asia-Pacific region, and a large portion of those revenues and costs are denominated in a currency other than the U.S. dollar, primarily the Singapore dollar, Japanese yen and Hong Kong and Australian dollars. As a result, our operating results and cash flows are impacted by currency fluctuations relative to the U.S. dollar. Going forward, we continue to expect that approximately 13-15% of our revenues and costs will continue to be generated and incurred in the Asia-Pacific region in currencies other than the U.S. dollar.

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

In July 2003, a Special Litigation Committee of the Equinix Board of Directors approved a settlement agreement and related agreements which set forth the terms of a settlement between us, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of us and the individual defendants and our agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase and the plaintiffs reached a preliminary agreement for a settlement for $425 million. The Court has not yet approved the JPMorgan Chase settlement. However, if it is finally approved, then the maximum amount that the issuers’ insurers will be potentially liable for is $575 million. It is anticipated that any potential financial obligation of Equinix to plaintiffs pursuant to the settlement, of which such claims are currently expected to be less than $3.4 million, will be covered by existing insurance and we do not expect that the settlement will involve any payment by us. However, if the JPMorgan Chase settlement is finally approved, Equinix’s maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be less than $2 million. We have no information as to whether there are any material limitations on the expected recovery by other issuer defendants of any potential financial obligation to plaintiffs from their own insurance carriers. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the Underwriter Defendants submitted objections to the settlement to the Court. The Court held a hearing regarding these and other objections to the settlement at a fairness hearing on April 24, 2006, but has not yet issued a ruling. There is no assurance that the court will grant final approval to the settlement. As approval by the Court cannot be assured, we are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

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

In June 2006, we received an informal inquiry from the Securities and Exchange Commission (“SEC”) and a grand jury subpoena from the U.S. Attorney from the Northern District of California (“U.S. Attorney”) requesting documents relating to our stock option grants and practices. Such inquiries are believed to be related to recent widespread investigations into the practices of public companies relating to the timing of option grants. We intend to fully cooperate in all government investigations.

On June 29, 2006, a shareholder derivative complaint was filed in the Superior Court of the State of California, County of San Mateo against certain of our current and former officers and directors (the “Defendants”). The complaint alleges that the Defendants breached their fiduciary duties by engaging in allegedly improper stock option grant practices since at least 2000, and by failing to adequately disclose such transactions. The complaint seeks unspecified monetary damages, corporate governance changes and restitution. At the appropriate time, we expect to file a motion to dismiss this lawsuit due to the plaintiff’s unexcused failure to make a demand on us before filing the action. In addition to the current derivative claim, we may be subject to derivative and other lawsuits that may be presented on an individual or class basis alleging claims based on our stock option granting practices. Similar investigations and lawsuits have been commenced against numerous other companies based on similar allegations.

The defense, investigation, and prosecution of a defense of such claims and related government investigations, whether or not such defense is successful and whether or not it is determined that there is any merit to the allegations, will present a substantial cost to us in both cash and the attention of certain management and may have a negative impact on our operations. In addition, in the event of any negative finding or assertion by the SEC, U.S. Attorney, court of law or any third party claim related to our stock option granting practices, we may be liable for damages, fines or other civil or criminal remedies or remedial actions, or be required to restate our prior period financial statements or adjust our current period financial statements. Any such adverse action could have a material adverse effect on our business and current market value.

Item 1A. Risk Factors

In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business and us:

Risks Related to Our Business

We have incurred substantial losses in the past and may continue to incur additional losses in the future.

Although we have generated cash from operations since the quarter ended September 30, 2003, for the years ended December 31, 2005, 2004 and 2003, we incurred net losses of $42.6 million, $68.6 million and $84.2 million, respectively. For the six months ended June 30, 2006, we incurred additional net losses of $10.3 million. In light of new rules regarding the expensing of stock-based compensation, we do not expect to become net income positive for the foreseeable future. In addition, if we acquire or build-out additional IBX centers, we will have additional depreciation and amortization expenses that will negatively impact our ability to achieve and sustain profitability. Although our goal is to achieve profitability, even without giving effect to the expensing of stock-based compensation, there can be no guarantee that we will become profitable, and we may continue to incur additional losses. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Any of the foregoing factors, or other factors discussed elsewhere in this report could have a material adverse effect on our business, results of operations and financial condition. Although we have experienced growth in revenues in recent quarters, this growth rate is not necessarily indicative of future operating results. It is possible that we may never generate net income on a quarterly or annual basis. In addition, a relatively large portion of our expenses is fixed in the short-term, particularly with respect to lease and personnel expenses, depreciation and amortization, and interest expenses. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. As such, comparisons to prior reporting periods should not be relied upon as indications of our future performance. In addition, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, we could experience an immediate and significant decline in the trading price of our stock.

We are exposed to potential risks from the results of any regulatory review of past stock option grants and practices or any litigation relating to such grants and practices.

As further described in Note 11 of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of this Quarterly Report on Form 10-Q, the Audit Committee of our Board of Directors has completed an internal review and analysis of our stock option practices and related accounting, as well as our adjustment to our current financial statements resulting from such review. However, we have received an informal inquiry from the Securities and Exchange Commission (“SEC”) and a subpoena from the United States Attorney’s Office, Northern District of California (“U.S. Attorney”) relating to our stock option practices and the Audit Committee’s findings are still subject to review by both entities. There can be no assurance that either the SEC or the U.S. Attorney will agree with the Audit Committee’s conclusions.

In addition, a shareholder derivative complaint was filed in the Superior Court of the State of California, County of San Mateo against certain of our current and former officers and directors. The complaint alleges that the defendants breached their fiduciary duties by engaging in allegedly improper stock option grant practices since at least 2000, and by failing to adequately disclose such transactions. The complaint seeks unspecified monetary damages, corporate governance changes and restitution.

We cannot predict the outcome of any of the inquiries, investigations, litigation or other proceedings relating to our stock option practices. We, or our current and former officers and directors, could also become the subject of other regulatory investigations or derivative and other lawsuits that may be presented on an individual or class basis alleging claims based on our stock option granting practices.

The defense, investigation, and prosecution of a defense of such claims and related government investigations, whether or not such defense is successful and whether or not it is determined that there is any merit to the allegations, will present a substantial cost to us in both cash and the attention of certain management and may have a negative impact on our operations. Our current and former officers and directors could also seek indemnification or advancement or reimbursement of expenses from us, including attorneys’ fees, with respect to the ongoing proceedings mentioned and any subsequent proceedings. In addition, in the event of any negative finding or assertion by the SEC, U.S. Attorney, court of law or any third party claim related to our stock option granting practices, we may be liable for damages, fines or other civil or criminal remedies or remedial actions, or be required to restate prior period financial statements or adjust current period financial statements. Any such adverse action could have a material adverse effect on our business and its current market value.

We are also currently assessing if any negative tax consequences will impact our employees as a result of this matter. When this determination is reached, we may decide to compensate the impacted employees in an amount sufficient to offset any negative tax consequences that they may incur.

Any of these events could adversely affect our business and the price of our common stock.

Our inability to use our tax net operating losses will cause us to pay taxes at an earlier date and in greater amounts, which may harm our operating results.

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

Although we received an unqualified opinion regarding the effectiveness of our internal controls over financial reporting as of December 31, 2004 and December 31, 2005, in the course of our ongoing evaluation of our internal controls over financing reporting, we have identified certain areas which we would like to improve and are in the process of evaluating and designing enhanced processes and controls to address these areas identified during our evaluation, none of which we believe constitutes or will constitute a material change. In addition, the ongoing review of our historical stock option grants and practices and related accounting, discussed elsewhere in this “Risk Factors” section, may reveal weaknesses in our financial controls and reporting that could require remediation by us. However, we cannot be certain that our efforts will be effective or sufficient for us, or our independent registered public accounting firm, to issue unqualified reports in the future, especially as our business continues to grow and evolve.

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

For the years ended December 31, 2005, 2004 and 2003, we recognized 13%, 13% and 15%, respectively, of our revenues outside North America. For both the three and six months ended June 30, 2006, we recognized 14% of our revenues outside North America. We anticipate that, for the foreseeable future, a significant part of our revenues will be derived from sources outside North America.

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

We may experience gains and losses resulting from fluctuations in foreign currency exchange rates. To date, the majority of our revenues and costs have been denominated in U.S. dollars; however, the majority of revenues and costs in our international operations have been denominated in Singapore dollars, Japanese yen and Australia and Hong Kong dollars. Although we have in the past and may decide to undertake foreign exchange hedging transactions in the future to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure. Where our prices are denominated in U.S. dollars, our sales could be adversely affected by declines in foreign currencies relative to the U.S. dollar, thereby making our products more expensive in local currencies. Our international operations are generally subject to a number of additional risks, including:

•	the costs of customizing IBX centers for foreign countries;

•	protectionist laws and business practices favoring local competition;

•	the greater difficulty or delay in accounts receivable collection;

•	difficulties in staffing and managing foreign operations;

•	political and economic instability;

•	our ability to obtain, transfer, or maintain licenses required by governmental entities with respect to the combined business; and

•	compliance with evolving governmental regulation with which we have little experience.

We are continuing to invest in our expansion efforts but may not have sufficient customer demand in the future to realize expected returns on these investments.

We are considering the acquisition or lease of additional properties, including construction of new IBX centers beyond those expansion projects already announced. We will be required to commit substantial operational and financial resources to these IBX centers, generally 12-18 months in advance of securing customer contracts, and we may not have sufficient customer demand in those markets to support these centers once they are built. In addition, unanticipated technological changes could affect customer requirements for data centers and we may not have built such requirements into our new IBX centers. Any of these contingencies, if they were to occur, could make it difficult for us to realize expected or reasonable returns on these investments.

We have begun construction of new IBX centers, and may begin construction of additional new IBX centers, which could involve significant risks to our business.

We believe that most of the pre-existing built-out data centers have already been acquired, and that there are few if any viable distressed assets available for us to acquire in our key markets today. In order to sustain our growth in these markets, we must acquire suitable land with or without structures to build our new IBX centers from the ground up (a “greenfield” build). Greenfield builds are currently underway in the Chicago and Washington, DC metro areas, and we have announced our intention to expand in the New York metro area. A greenfield build involves substantial planning and lead-time, much longer time to completion than we have currently seen in our recent IBX retrofits of existing data centers, and significantly higher costs of construction, equipment, and materials which could have a negative impact on our returns. A greenfield build also requires us to carefully select and rely on the experience of one or several general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays, increased costs to complete the project, and other negative impacts to our expected returns. Site selection is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets with the necessary combination of high power capacity and fiber connectivity.

While we may prefer to locate new IBX centers adjacent to our existing locations, we may be limited by the inventory and location of suitable properties as well as the need for adequate power and fiber to the site. In the event we decide to build new IBX centers separate from our existing IBX centers, we may provide services to interconnect these two centers. Should these services not provide the necessary reliability to sustain service, this could result in lower interconnection revenue, lower margins, and could have a negative impact on customer retention over time.

If we are not able to generate sufficient operating cash flows or obtain external financing, our ability to fund capital expenditures or fulfill our obligations or execute expansion plans may be limited.

Our capital expenditures, together with ongoing operating expenses and obligations to service our debts, will be a substantial drain on our cash flow and may decrease our cash balances. We regularly assess markets for external financing opportunities, including debt and equity. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. Our inability to obtain needed debt and/or equity financing or to generate sufficient cash from operations may require us to abandon projects or curtail capital expenditures. If we curtail capital expenditures or abandon projects, we could be materially adversely affected.

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

As of June 30, 2006, STT Communications, through its subsidiary, i-STT Investments (Bermuda) Ltd., had voting control over approximately 15% of our outstanding common stock. In addition, STT Communications is not prohibited from buying shares of our stock in public or private transactions. As a result, STT Communications is able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could prevent or delay a third party from acquiring or merging with us.

We may be forced to take steps, and may be prevented from pursuing certain business opportunities, to ensure compliance with certain tax-related covenants agreed to by us in the combination agreement.

We agreed to a covenant in the combination agreement (which we refer to as the FIRPTA covenant) that we would use all commercially reasonable efforts to ensure that at all times from and after the closing of the combination, none of our capital stock issued to STT Communications would constitute “United States real property interests” within the meaning of Section 897(c) of the Code. Under Section 897(c) of the Code, our capital stock issued to STT Communications would generally constitute “United States real property interests” at such point in time that the fair market value of the “United States real property interests” owned by us equals or exceeds 50% of the sum of the aggregate fair market values of (a) our “United States real property interests,” (b) our interests in real property located outside the U.S., and (c) any other assets held by us which are used or held for use in our trade or business. Currently, the fair market value of our “United States real property interests” is significantly below the 50% threshold. However, in order to assure compliance with the FIRPTA covenant, we may be limited with respect to the business opportunities we may pursue, particularly if the business opportunities would increase the amounts of “United States real property interests” owned by us or decrease the amount of other assets owned by us. In addition, we may take proactive steps to avoid our capital stock being deemed “United States real property interest,” including, but not limited to, (a) a sale-leaseback transaction with respect to some or all of our real property interests, or (b) the formation of a holding company organized under the laws of the Republic of Singapore which would issue shares of its capital stock in exchange for all of our outstanding stock (this reorganization would require the submission of that transaction to our stockholders for their approval and the consummation of that exchange). We will take these actions only if such actions are commercially reasonable for our stockholders and us. We have entered into an agreement with STT Communications and its affiliate pursuant to which we will no longer be bound by the FIRPTA covenant as of September 30, 2009. If we were to breach this covenant, we may be liable for damages to STT Communications.

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

The presence of diverse telecommunications carriers’ fiber networks in our IBX centers is critical to our ability to retain and attract new customers. We are not a telecommunications carrier, and as such we rely on third parties to provide our customers with carrier services. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results. We rely primarily on revenue opportunities from the telecommunications carriers’ customers to encourage them to invest the capital and operating resources required to connect from their centers to our IBX centers. Carriers will likely evaluate the revenue opportunity of an IBX center based on the assumption that the environment will be highly competitive. We cannot assure you that any carrier will elect to offer its services within our IBX centers or that once a carrier has decided to provide Internet connectivity to our IBX centers that it will continue to do so for any period of time. Further, many carriers are experiencing business difficulties or announcing consolidations. As a result, some carriers may be forced to downsize or terminate connectivity within our IBX centers, which could have an adverse effect on our operating results.

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

Our business depends on providing customers with highly reliable service. We must protect our customers’ IBX infrastructure and their equipment located in our IBX centers. We continue to acquire IBX centers not built by us. If these IBX centers and their infrastructure assets are not in the condition we believe them to be in, we may be required to incur substantial additional costs to repair or upgrade the centers. The services we provide in each of our IBX centers are subject to failure resulting from numerous factors, including:

•	human error;

•	physical or electronic security breaches;

•	fire, earthquake, flood and other natural disasters;

•	water damage;

•	fiber cuts;

•	power loss;

•	terrorist acts;

•	sabotage and vandalism; and

•	failure of business partners who provide our resale products.

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

A portion of the managed services business we acquired in the combination involves the processing and storage of confidential customer information. Inappropriate use of those services could jeopardize the security of customers’ confidential information causing losses of data or financially impacting our customers or us and subjecting us to the risk of lawsuits. Efforts to alleviate problems caused by computer viruses or other inappropriate uses or security breaches may lead to interruptions, delays or cessation of our managed services.

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

Our networks may be vulnerable to unauthorized persons accessing our systems, which could disrupt our operations and result in the theft of our proprietary information.

A party who is able to breach the security measures on our networks could misappropriate either our proprietary information or the personal information of our customers, or cause interruptions or malfunctions in our operations. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security.

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

For the years ended December 31, 2005, 2004 and 2003, IBM accounted for 11%, 13% and 15%, respectively, of our revenues. For the six months ended June 30, 2006, IBM accounted for 10% of our revenues. We expect that IBM will continue to account for a significant portion of our revenue for the foreseeable future. Although the term of our IBM contract runs through 2011, IBM currently has the right to reduce its commitment to us pursuant to the terms and requirements of its customer agreement. If we lose IBM as a customer or if it significantly reduces the level of its commitment, our business, financial condition and results of operations could be adversely affected.

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

Our success in retaining key employees and discouraging them from moving to a competitor is an important factor in our ability to remain competitive. As is common in our industry, our employees are typically compensated through grants of stock options in addition to their regular salaries. In addition to granting stock options to new hires, we periodically grant new stock options to certain employees as an incentive to remain with us. To the extent we are unable to adequately maintain these stock option incentives due to stock option expensing or otherwise, and should employees decide to leave us, this may be disruptive to our business and may adversely affect our business, financial condition and results of operations.

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

Since January 1, 2005, our common stock has traded between $31.39 and $65.90 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. Actual sales, or the market’s perception with respect to possible sales, of a substantial number of shares of our common stock within a narrow period of time could cause our stock price to fall. Announcements by others or us may also have a significant impact on the market price of our common stock. These announcements may include:

•	our operating results;

•	new issuances of equity, debt or convertible debt;

•	developments in our relationships with corporate customers;

•	announcements by our customers or competitors;

•	changes in regulatory policy or interpretation;

•	governmental investigations;

•	changes in the ratings of our stock by securities analysts;

•	purchase or development of real estate and/or additional IBX centers;

•	announcements with respect to the operational performance of our IBX centers;

•	market conditions for telecommunications stocks in general; and

•	general economic and market conditions.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. During the quarter ended September 30, 2001, putative shareholder class action lawsuits were filed against us, a number of our officers and directors, and several investment banks that were underwriters of our initial public offering. The suits allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. In July 2003, a special litigation committee of our board of directors agreed to participate in a settlement with the plaintiffs. The settlement agreement, as amended, is subject to court approval and sufficient participation by defendants in similar actions. If the proposed settlement, as amended, is not approved by the court or a sufficient number of defendants do not participate in the settlement, the defense of this litigation may continue and therefore increase our expenses and divert management’s attention and resources. An adverse outcome in this litigation could seriously harm our business and results of operations. In 2006, a shareholder derivative complaint was filed in the Superior Court of the State of California, County of San Mateo against our certain current and former officers and directors. The complaint alleges that our certain current and former officers and directors breached their fiduciary duties by engaging in allegedly improper stock option grant practices since at least 2000 and by failing adequately to disclose such transactions. The complaint seeks unspecified monetary damages, corporate governance changes, and restitution. In addition to the current derivative claim, we may be subject to derivative and other lawsuits that may be maintained on an individual or class basis alleging claims based on our stock option granting practices. In addition, we may, in the future, be subject to other securities class action or similar litigation.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of our Stockholders was held on June 8, 2006 in Foster City, California. The table below presents the voting results of election of our Board of Directors:

	Affirmative Votes	Negative Votes	Votes Withheld	Broker’s Non-Votes
Steven T. Clontz	26,036,533	—	162,391	—
Steven P. Eng	25,435,004	—	763,920	—
Gary Hromadko	26,041,956	—	156,968	—
Scott Kriens	25,444,780	—	754,144	—
Louis J. Lavigne, Jr.	25,841,856	—	357,068	—
Peter F. Van Camp	26,015,701	—	183,223	—

The stockholders also approved the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006. The table below presents the voting results:

	Affirmative Votes	Negative Votes	Votes Withheld	Broker’s Non-Votes
Ratification of independent registered public accounting firm	26,185,786	10,198	2,940	—

Item 5. Other Information

On August 10, 2006, we amended the $50.0 million Silicon Valley Bank revolving credit line by entering into a $75.0 million revolving line of credit agreement with Silicon Valley Bank, replacing the previously outstanding $50.0 million line of credit arrangement with the same bank, and adding General Electric Capital Corporation as a lender. We refer to this transaction as the $75.0 million Silicon Valley Bank revolving credit line. The $75.0 million Silicon Valley Bank revolving credit line allows for issuance of letters of credit (in addition to revolving borrowings). The $75.0 million Silicon Valley Bank revolving credit line also has an option for us to increase the amount of the line to $100.0 million at a later date, subject to approval of the lender or lenders electing to participate in such increase. Borrowings under the $75.0 million Silicon Valley Bank revolving credit line will continue to bear interest at variable interest rates, plus the applicable margins, which were in effect prior to the amendment, based on either prime rates or LIBOR rates. The $75.0 million Silicon Valley Bank revolving credit line matures on September 15, 2008 and is secured by substantially all of our domestic personal property assets and certain of our real property leases and contains several financial covenants, which require compliance with maximum leverage and working capital ratios and a minimum EBITDA target.

Item 6. Exhibits

		Incorporated by Reference		Filed Herewith
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
2.1

Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.

		Def. Proxy 14A	12/12/02

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02

3.2	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02

3.3	Bylaws of the Registrant.	10-K	12/31/02

3.4	Certificate of Amendment of the Bylaws of the Registrant.	10-Q	6/30/03

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.10	Registration Rights Agreement (See Exhibit 10.75).

4.11	Indenture (see Exhibit 10.99).

10.2	Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).	S-4 (File No. 333-93749)	12/29/99

10.5	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99

10.9+	Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.	S-4/A (File No. 333-93749)	5/9/00

10.10+	Lease Agreement with Market Halsey Urban Renewal, LLC, dated as of May 3, 1999.	S-4/A (File No. 333-93749)	2/24/00

10.11+	Lease Agreement with Laing Beaumeade, dated as of November 18, 1998 and subsequently assigned to Equinix Operating Co., Inc.	S-4/A (File No. 333-93749)

10.12+	Lease Agreement with Rose Ventures II, Inc., dated June 10, 1999.	S-4/A (File No. 333-93749)	5/9/00

10.13+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 8, 1999.	S-4/A (File No. 333-93749)	4/20/00

Exhibit Number	Exhibit Description	Incorporated by Reference		Filed Herewith
		Form	Filing Date/ Period End Date
10.14+	First Amendment to Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of September 9, 1999 and subsequently assigned to Equinix Operating Co., Inc.	S-4/A (File No. 333-93749)	5/9/00

10.15+	Lease Agreement with Nexcomm Asset Acquisition I, L.P., dated as of January 21, 2000.	S-4/A (File No. 333-93749)	5/9/00

10.16+	Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of December 15, 1999 and subsequently assigned to Equinix Operating Co., Inc.	S-4/A (File No. 333-93749)	2/24/00

10.23	Purchase Agreement between International Business Machines Corporation and Equinix, Inc. dated May 23, 2000.	S-4/A (File No. 333-93749)	6/2/00

10.24	2000 Equity Incentive Plan.	S-1 (File No. 333-39752)	6/21/00

10.25	2000 Director Option Plan.	S-1/A (File No. 333-39752)	7/19/00

10.27	Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000.	S-1/A (File No. 333-39752)	8/9/00

10.28+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of July 1, 2000 and subsequently assigned to Equinix Operating Co., Inc.	10-Q	9/30/00

10.29+	Second Amendment to Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of May 1, 2000 and subsequently assigned to Equinix Operating Co., Inc.	10-Q	9/30/00

10.30+	Letter Amendment to Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 24, 2000.	10-Q	9/30/00

10.31+	Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24, 2000.	10-Q	9/30/00

10.42+	First Amendment to Deed of Lease with TrizecHahn Beaumeade Technology Center LLC, dated as of March 22, 2001 and subsequently assigned to Equinix Operating Co., Inc.	10-Q	6/30/01

Exhibit Number	Exhibit Description	Incorporated by Reference		Filed Herewith
		Form	Filing Date/ Period End Date
10.43+	First Lease Amendment Agreement with Market Halsey Urban Renewal, LLC, dated as of May 23, 2001.	10-Q	6/30/01

10.44+	First Amendment to Lease with Nexcomm Asset Acquisition I, L.P., dated as of April 18, 2000.	10-Q	6/30/01

10.45+	Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of December 18, 2000.	10-Q	6/30/01

10.46	First Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated September 26, 2001.	10-Q	9/30/01

10.48	2001 Supplemental Stock Plan.	10-Q	9/30/01

10.53	Second Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated May 20, 2002.	10-Q	6/30/02

10.54+	Amended and Restated Master Service Agreement by and between International Business Machines Corporation and Equinix, Inc., dated as of May 1, 2002.	10-Q	6/30/02

10.56+	Second Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of October 1, 2002.	10-Q	9/30/02

10.58	Form of Severance Agreement entered into by the Company and each of the Company’s executive officers.	10-Q	9/30/02

10.69	Lease Agreement with Downtown Properties, LLC dated as of April 10, 2000, as amended.	10-K	12/31/02

10.70	Lease Agreement with Comfort Development Limited dated November 10, 2000.	10-K	12/31/02

10.71	Lease Agreement with PacEast Telecom Corporation dated June 15, 2000, as amended.	10-K	12/31/02

10.72	Lease Agreement Lend Lease Real Estate Investments Limited dated October 20, 2000.	10-K	12/31/02

10.73	Lease Agreement with AIPA Properties, LLC dated November 1, 1999, as amended.	10-K	12/31/02

10.74	Third Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 30, 2002.	10-K	12/31/02

Exhibit Number	Exhibit Description	Incorporated by Reference		Filed Herewith
		Form	Filing Date/ Period End Date
10.75	Registration Rights Agreement by and among Equinix and the Initial Purchasers, dated as of December 31, 2002.	10-K	12/31/02

10.83

Securities Purchase and Admission Agreement, dated April 29, 2003, among Equinix, certain of Equinix’s subsidiaries, i-STT Investments Pte Ltd, STT Communications Ltd and affiliates of Crosslink Capital.

		8-K	5/1/03

10.84	Sublease by and between Electronics for Imaging as Landlord and Equinix Operating Co., Inc. as Tenant dated February 12, 2003.	10-Q	3/31/03

10.94	Fourth Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of November 21, 2003.	10-K	12/31/03

10.95+	Sublease Agreement between Sprint Communications Company, L.P. and Equinix Operating Co., Inc. dated as of October 24, 2003.	10-K	12/31/03

10.96	Tenancy Agreement over units #03-01, #03-02, #03-03, #03-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.	10-K	12/31/03

10.97	Second Amendment to Lease Agreement with JMA Robinson Redevelopment, LLC, as successor in interest to Carrier Central L.A., Inc., dated as of November 30, 2003.	10-K	12/31/03

10.99	Indenture among Equinix, Inc. and U.S. Bank National Association as Trustee dated February 11, 2004.	10-Q	3/31/04

10.101	First Amendment to Lease Agreement between Lakeside Purchaser L.L.C. as successor in interest to Carlyle-Core Chicago, LLC and Equinix Operating Co., Inc. dated as of July 15, 2003.	10-Q	3/31/04

10.102	Supplemental Lease Agreement with Comfort Development Limited dated May 18, 2004.	S-3 (File No. 333-116322)	6/9/04

10.103+	Lease Agreement dated as of April 21, 2004 between Eden Ventures LLC and Equinix, Inc.	10-Q	6/30/04

Exhibit Number	Exhibit Description	Incorporated by Reference		Filed Herewith
		Form	Filing Date/ Period End Date
10.104	Lease Amendment Agreement dated June 17, 2004 between Equinix Japan KK and Mitsubishi Electric Information Network Corporation.	10-Q	6/30/04

10.105	Equinix, Inc. 2004 International Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04

10.106	Equinix, Inc. Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04

10.107	First Amendment to Sublease Agreement dated as of June 21, 2004 between Equinix Operating Co. Inc. and Sprint Communications Company L.P.	10-K	12/31/04

10.109+

Assignment and Assumption of Lease and First Amendment to Lease dated as of December 6, 2004, between Equinix Operating Company, Inc., Abovenet Communications, Inc., and Brokaw Interests; and Lease dated December 29, 1999 between Abovenet Communications, Inc., and Brokaw Interests.

		10-K	12/31/04

10.111	Sublease dated January 1, 2005 between Equinix, Inc, and At Last Sportswear, Inc./ Sharp Eye, Inc.	10-K	12/31/04

10.113	First Amendment to Lease dated as of January 18, 2005 between Eden Ventures LLC and Equinix, Inc.	10-K	12/31/04

10.115	Form of Restricted Stock Agreement for Equinix’s executive officers under the Company’s 2000 Equity Incentive Plan.	10-K	12/31/05

10.117	Lease Agreement dated June 9, 2005 between Equinix Operating Co., Inc. and Mission West Properties L.P. and associated Guarantee of Equinix, Inc.	10-Q	6/30/05

10.118+	Agreement of Sublease dated as of July 13, 2005 between Equinix Operating Co., Inc. and Verio Inc.	10-Q	6/30/05

10.119+	Amended Loan and Security Agreement dated September 16, 2005 between Equinix, Inc. and Silicon Valley Bank.	10-Q	9/30/05

10.121	Sale Agreement dated October 3, 2005 between Trizec Realty, LLC and Equinix, Inc. and associated Assignment and Assumption Agreement between Equinix, Inc. and Equinix RP II LLC.	10-Q	9/30/05

Exhibit Number	Exhibit Description	Incorporated by Reference		Filed Herewith
		Form	Filing Date/ Period End Date
10.122	Letter Agreement dated October 6, 2005 among Equinix, Inc., STT Communications Ltd. and I-STT Investments Pte. Ltd.	8-K	10/6/05

10.123	Purchase and Sale Agreement dated October 24, 2005 between Equinix RP, Inc. and iStar Financial Inc.	10-K	12/31/05

10.124	Transition and Severance Agreement between Equinix, Inc. and Philip Koen dated November 7, 2005.	8-K	11/8/05

10.125

Assignment by Equinix, Inc. and Assumption by Equinix Operating Co., Inc. of Lease and License and Landlord Consent dated January 1, 2006 regarding the leased premises located at 600 W. 7th Street, Los Angeles, California.

		10-K	12/31/05

10.126	Lease Agreement dated December 21, 2005 between Equinix Operating Co., Inc. and iStar El Segundo, LLC and associated Guaranty of Equinix, Inc.	10-K	12/31/05

10.127+	Loan and Security Agreement and Note between Equinix RP II, LLC and SFT I, Inc. dated December 21, 2005 and associated guaranty of Equinix, Inc.	10-K	12/31/05

10.128	Lease Agreement dated as of December 21, 2005 between Equinix RP II, LLC and Equinix, Inc.	10-K	12/31/05

10.129	Fifth Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc. dated January 1, 2006 and associated Guaranty of Equinix, Inc.	10-K	12/31/05

10.130	Assignment by Equinix, Inc. and Assumption by Equinix Operating Co., Inc. of Lease dated December 22, 2005 regarding the leased premises located at 44470 Chilum Place, Ashburn, Virginia.	10-K	12/31/05

10.131	2006 Incentive Plan.	10-K	12/31/05

10.132	Purchase Agreement by and between Equinix Operating Co., Inc. and Amalgamated Bank of Chicago, F/K/A Amalgamated Trust and Savings Bank, not personally but as Trustee, dated February 3, 2006.	10-Q	3/31/06

10.133	First Amendment to Sublease by and between Electronics for Imaging, Inc. as Landlord and Equinix Operating Co., Inc. as Tenant dated February 28, 2006.	10-Q	3/31/06

Exhibit Number	Exhibit Description	Incorporated by Reference		Filed Herewith
		Form	Filing Date/ Period End Date
10.134

Renewal of Offer of Tenancy from JTC Corporation over units #06-01, #06-05/06/07/08, #05-05/06/06A/07/07A/08, #03-05/06/07/08 and #05-01/02/02A/03/03A/04, Block 20 Ayer Rajah Crescent, Singapore 139964, accepted August 1, 2006.

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

EQUINIX, INC.
Date: August 14, 2006

	By:	/S/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document
10.134

Renewal of Offer of Tenancy from JTC Corporation over units #06-01, #06-05/06/07/08, #05-05/06/06A/07/07A/08, #03-05/06/07/08 and #05-01/02/02A/03/03A/04, Block 20 Ayer Rajah Crescent, Singapore 139964, accepted August 1, 2006.

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