Form 10-Q
period 2006-09-30
EQUINIX INC
filed 2006-11-01
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the registrant’s Common Stock as of September 30, 2006 was 29,176,241.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,639	$119,267
Short-term investments	61,322	52,105
Accounts receivable, net	24,129	17,237
Prepaids and other current assets	5,990	3,103

Total current assets	176,080	191,712
Long-term investments	20,385	17,483
Property and equipment, net	499,917	438,790
Goodwill	22,710	21,654
Debt issuance costs, net	2,685	3,075
Other assets	8,843	8,283

Total assets	$730,620	$680,997

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$23,007	$22,557
Accrued property and equipment	18,597	15,783
Borrowings from credit line	40,000	30,000
Current portion of accrued restructuring charges	13,848	12,400
Current portion of capital lease and other financing obligations	1,855	1,552
Current portion of mortgage payable	1,337	1,159
Other current liabilities	8,517	7,972

Total current liabilities	107,161	91,423
Accrued restructuring charges, less current portion	30,698	37,431
Capital lease and other financing obligations, less current portion	93,220	94,653
Mortgage payable, less current portion	57,828	58,841
Convertible subordinated debentures	86,250	86,250
Deferred rent and other liabilities	27,879	23,726

Total liabilities	403,036	392,324

Stockholders’ equity:
Common stock	29	27
Additional paid-in capital	887,319	839,497
Deferred stock-based compensation	—	(4,930)
Accumulated other comprehensive income	2,791	1,126
Accumulated deficit	(562,555)	(547,047)

Total stockholders’ equity	327,584	288,673

Total liabilities and stockholders’ equity	$730,620	$680,997

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(unaudited)
Revenues	$73,726	$58,096	$207,143	$159,259

Costs and operating expenses:
Cost of revenues	49,137	40,955	138,045	116,639
Sales and marketing	7,502	4,829	23,180	14,793
General and administrative	18,631	12,078	53,486	33,594
Restructuring charges	1,527	—	1,527	—

Total costs and operating expenses	76,797	57,862	216,238	165,026

(Loss) income from operations	(3,071)	234	(9,095)	(5,767)
Interest income	1,724	1,075	5,065	2,644
Interest expense	(3,551)	(1,928)	(10,984)	(6,332)

Loss before income taxes and cumulative effect of a change in accounting principle	(4,898)	(619)	(15,014)	(9,455)
Income taxes	(270)	(164)	(870)	(553)

Net loss before cumulative effect of a change in accounting principle	(5,168)	(783)	(15,884)	(10,008)
Cumulative effect of a change in accounting principle for stock-based compensation (net of income taxes of $0)	—	—	376	—

Net loss	$(5,168)	$(783)	$(15,508)	$(10,008)

Net loss per share:
Basic and diluted net loss per share before cumulative effect of a change in accounting principle	$(0.18)	$(0.03)	$(0.56)	$(0.43)
Cumulative effect of a change in accounting principle	—	—	0.01	—

Basic and diluted net loss per share	$(0.18)	$(0.03)	$(0.55)	$(0.43)

Weighted-average shares	28,743	24,076	28,356	23,335

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended September 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(15,508)	$(10,008)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	52,200	46,504
Stock-based compensation	23,540	6,291
Accretion of asset retirement obligation and accrued restructuring charges	2,795	1,043
Amortization of intangible assets and non-cash prepaid rent	833	240
Non-cash interest expense	643	1,451
Allowance for (recovery of) doubtful accounts	16	(457)
Loss on disposal of assets	6	4
Cumulative effect of a change in accounting principle	(376)	—
Restructuring charges	1,527	—
Changes in operating assets and liabilities:
Accounts receivable	(6,908)	(3,823)
Prepaids and other assets	(2,305)	647
Accounts payable and accrued expenses	470	3,602
Accrued restructuring charges	(9,213)	(1,448)
Other liabilities	1,833	4,990

Net cash provided by operating activities	49,553	49,036

Cash flows from investing activities:
Purchases of investments	(68,619)	(100,693)
Sale of investments	—	13,360
Maturities of investments	56,789	103,344
Purchase of Chicago IBX property	(9,766)	—
Purchases of other property and equipment	(102,904)	(57,219)
Accrued property and equipment	2,814	2,245
Proceeds from sale of property and equipment	8	—

Net cash used in investing activities	(121,678)	(38,963)

Cash flows from financing activities:
Proceeds from exercise of warrants, stock options and employee stock purchase plans	28,756	11,217
Proceeds from borrowings under credit line	40,000	—
Repayment of borrowings from credit line	(30,000)	—
Repayment of capital lease and other financing obligations	(1,130)	(4,213)
Repayment of mortgage payable	(835)	—
Debt issuance costs	(253)	(342)
Excess tax benefits from stock-based compensation	814	—

Net cash provided by financing activities	37,352	6,662

Effect of foreign currency exchange rates on cash and cash equivalents	145	(100)

Net increase (decrease) in cash and cash equivalents	(34,628)	16,635
Cash and cash equivalents at beginning of period	119,267	25,938

Cash and cash equivalents at end of period	$84,639	$42,573

Supplemental cash flow information:
Cash paid for taxes	$545	$—

Cash paid for interest	$11,352	$5,277

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

The Company believes it has sufficient cash, coupled with anticipated cash generated from operating activities and anticipated cash from financings expected to close in the fourth quarter of 2006 as described below, to meet its currently identified business objectives for at least the next twelve months. As of September 30, 2006, the Company had $166,346,000 of cash, cash equivalents and short-term and long-term investments. Since the quarter ended September 30, 2003, the Company has generated positive operating cash flow in each quarter and expects this trend to continue throughout the remainder of 2006 and beyond. In addition, as of September 30, 2006, the Company had $28,300,000 of additional liquidity available to it under the Company’s Silicon Valley Bank Credit Line Amendment, which was amended in August 2006 (see Note 9), in the event the Company needs additional cash to fund expansion activities, fund working capital requirements or pursue attractive strategic opportunities that may become available in the future. In September 2006, the Company received loan commitments, subject to customary closing conditions, for a total of $150,000,000 to finance its Washington, D.C. Metro Area IBX Expansion Project (see Note 2) and Chicago Metro Area IBX Expansion Project (see Note 2) in long-term financing arrangements at anticipated rates of approximately 8%, which the Company expects to close during the fourth quarter of 2006. While the Company expects that its cash flow from operations will continue to increase, the Company expects its cash flow used in investing activities, primarily as a result of its expected purchases of property and equipment to complete these expansion projects, will also increase (see Note 12, “Other Purchase Commitments”) and the Company expects them to be greater than its cash flows generated from operating activities. As a result, while the Company believes it has sufficient cash, coupled with anticipated cash generated from operating activities and anticipated cash from financings expected to close in the fourth quarter of 2006, to meet its currently identified business objectives for at least the next twelve months, the Company will investigate additional financing opportunities in connection with the Company’s current and future expansion plans, in order to continue to meet its cash requirements to fund its other capital expenditures, debt service and corporate operating requirements and maintain its cash and working capital position.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Professional service fees are recognized in the period in which the services were provided and represent the culmination of the earnings process as long as they meet the criteria for separate recognition under EITF Abstract No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue from bandwidth and equipment is recognized on a gross basis in accordance with EITF Abstract No. 99-19, “Recording Revenue as a Principal versus Net as an Agent”, primarily because the Company acts as the principal in the transaction, takes title to products and services and bears inventory and credit risk. To the extent the Company does not meet the criteria for gross basis accounting for bandwidth and equipment revenue, the Company records the revenue on a net basis. Revenue from contract settlements, which is for when a customer wishes to terminate their contract early, is generally recognized on a cash basis when no remaining performance obligations exist to the extent that the revenue has not previously been recognized.

The Company occasionally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have generally not been significant. There were no significant service level credits recorded during the three and nine months ended September 30, 2006. During the three and nine months ended September 30, 2005, the Company recorded a total of $247,000 and $607,000, respectively, in service level credits to various customers associated with two separate power outages that affected the Company’s Chicago and Washington, D.C. metro area IBX centers.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(5,168)	$(783)	$(15,508)	$(10,008)

Denominator:
Weighted-average shares	28,991	24,076	28,606	23,335
Weighted-average unvested restricted shares issued subject to forfeiture	(248)	—	(250)	—

Total weighted average shares	28,743	24,076	28,356	23,335

Net loss per share:
Basic and diluted	$(0.18)	$(0.03)	$(0.55)	$(0.43)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (unaudited):

	September 30,
	2006	2005
Series A preferred stock	—	1,868,667
Series A preferred stock warrant	—	965,674
Shares reserved for conversion of convertible secured notes	—	224,229
Shares reserved for conversion of convertible subordinated debentures	2,183,548	2,183,548
Unvested restricted shares issued subject to forfeiture	247,750	—
Common stock warrants	9,490	152,359
Common stock related to stock-based compensation plans	3,935,819	4,482,973

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

The Company is currently in a net deferred tax asset position, which has been fully reserved. The Company will continue to provide a valuation allowance for the net deferred tax asset until it becomes more likely than not that the net deferred tax asset will be realizable. For the three and nine months ended September 30, 2006, the Company recorded a tax provision of $270,000 and $870,000, respectively. For the three and nine months ended September 30, 2005, the Company recorded a tax provision of $164,000

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and $553,000, respectively. The tax provision recorded in each of these periods is attributable primarily to federal alternative minimum tax. The Company expects the alternative minimum tax situation to continue throughout the current taxable year based on its financial outlook for the year. The Company has recorded this income tax provision within accounts payable and accrued expenses on the accompanying balance sheets as of September 30, 2006 and December 31, 2005, along with other taxes, such as personal and real property taxes (see Note 6). During the nine months ended September 30, 2006, the Company reduced $825,000 of this income tax payable within accounts payable and accrued expenses, and increased additional paid-in capital as a result of excess tax benefits associated with the stock options exercised by employees during the periods.

Construction in Progress

Construction in progress includes direct and indirect expenditures for the construction and expansion of IBX centers and is stated at original cost. The Company has contracted out substantially all of the construction and expansion efforts of its IBX centers to independent contractors under construction contracts. Construction in progress includes certain costs incurred under a construction contract including project management services, engineering and schematic design services, design development, construction services and other construction-related fees and services. In addition, the Company has capitalized certain interest costs during the construction phase. Once an IBX center or expansion project becomes operational, these capitalized costs are allocated to certain property and equipment categories and are depreciated at the appropriate rates consistent with the estimated useful life of the underlying assets.

Interest incurred is capitalized in accordance with SFAS No. 34, “Capitalization of Interest Costs.” Total interest cost incurred and total interest capitalized during the three months ended September 30, 2006, was $3,905,000 and $354,000, respectively. During the nine months ended September 30, 2006, total interest cost incurred and total interest capitalized was $12,026,000 and $1,042,000, respectively. There was no interest capitalized during the three and nine months ended September 30, 2005.

Asset Retirement Obligations

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

During the three and nine months ended September 30, 2006, the Company recorded accretion expense related to its asset retirement obligations of $138,000 and $394,000, respectively. During the three and nine months ended September 30, 2005, the Company recorded accretion expense related to its asset retirement obligations of $135,000 and $382,000, respectively. The Company records its asset retirement obligations liability within other liabilities on the accompanying balance sheets (see Note 8).

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for employee stock options had generally been recognized in the Company’s consolidated statements of operations because the exercise price of its stock options granted to employees and directors since the date of the Company’s initial public offering generally equaled the fair market value of the underlying stock at the date of grant. The Company did, however, recognize stock-based compensation in connection with its restricted stock grants, granted for the first time in the first quarter of 2005, as these were deemed to be a compensatory plan under the provisions of APB 25 and, as a result, were accounted for as variable awards in the Company’s consolidated statements of operation.

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

As a result of the Company’s adoption of SFAS 123(R), the Company recorded stock-based compensation expense of $6,885,000 or $0.24 per share and $23,540,000 or $0.83 per share for the three and nine months ended September 30, 2006, respectively; however, had the Company continued to record its stock-based compensation expense under the provisions of APB 25, the recorded stock-based compensation expense would have been approximately $2,049,000 or $0.07 per share and approximately $7,332,000 or $0.26 per share for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2005, the Company recorded stock-based compensation expense in accordance with APB 25 of $1,358,000 and $6,291,000, respectively.

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three and nine months ended September 30, 2006 included compensation expense for stock-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation expense from the accelerated multiple-option method to the ratable single-option method for

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

stock options and its ESPP; however, restricted stock grants will continue to be amortized over the accelerated multiple-option method due to their market price condition. Compensation expense for all stock-based awards granted on or prior to December 31, 2005, will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all stock-based awards granted subsequent to December 31, 2005, will be recognized using the straight-line single-option method (except for restricted stock as discussed above). Stock-based compensation expense recognized in the Company’s results for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest; it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures. Prior to fiscal year 2006, the Company accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123 and for any stock-based compensation that the Company recorded to its statements of operations under APB 25.

The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in SAB 107. The Company estimates the volatility of its common stock by using its historical volatility that the Company believes best represents its future volatility in accordance with SAB 107. The Company bases the risk-free interest rate that it uses in its option-pricing models on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on its equity awards. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in its option-pricing models. Generally, stock options granted prior to October 1, 2005 have a contractual term of ten years from the date of grant, and stock options granted on or after October 1, 2005 have a contractual term of seven years from the date of grant.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
	(unaudited)
Goodwill	$22,710	$21,654

Other intangibles:
Intangible asset – customer contracts	4,234	4,051
Intangible asset – leases	1,017	—
Intangible asset – tradename	328	313
Intangible asset – workforce	160	160
Intangible asset – lease expenses	111	—

	5,850	4,524
Accumulated amortization	(5,185)	(4,349)

	665	175

	$23,375	$21,829

The Company’s goodwill is an asset denominated in Singapore dollars. As a result, it is subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses are a component of other comprehensive income and loss (see Note 13).

During the three months ended March 31, 2006, the Company finalized its accounting for the Ashburn Campus Property Acquisition from the fourth quarter of 2005 and, as a result, reduced property and equipment by $1,128,000, offset by an increase in several intangible assets in connection with various leases acquired from multiple tenants on the Ashburn Campus totaling $1,128,000. The Company amortizes these other identifiable intangible assets on a straight-line basis over their estimated useful lives. Other intangible assets, net, are included in other assets on the accompanying balance sheets as of September 30, 2006 and December 31, 2005.

For the three and nine months ended September 30, 2006, the Company recorded amortization expense of $160,000 and $638,000, respectively. For the three and nine months ended September 30, 2005, the Company recorded amortization expense of $15,000 and $45,000, respectively. The Company expects to record the following amortization expense during 2006 and beyond (in thousands) (unaudited):

Year ending:
2006 (three months remaining)	$143
2007	237
2008	180
2009	67
2010	38

Total	$665

2. IBX Acquisitions and Expansions

Washington, D.C. Metro Area IBX Expansion Project

In February 2006, the Company announced its intention to build out a new IBX center within the Ashburn Campus in order to further expand its existing Washington, D.C. metro area IBX center (the “Washington, D.C. Metro Area IBX Expansion Project”). In May 2006, the Company began new construction to build out one of the undeveloped buildings located on the Ashburn Campus for a cost of approximately $60,000,000, of which approximately $56,000,000 is expected to be incurred in 2006. The

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

center will feature an updated design that will enable the Company to support the increased power and cooling demands of customers. The Company intends to open the new center for customers during the three months ending March 31, 2007. The Washington, D.C. Metro Area IBX Expansion Project will fulfill the Company’s obligation to invest at least $40,000,000 in capital improvements to the Ashburn Campus by December 31, 2007 pursuant to the terms of the Mortgage Payable on its Ashburn Campus. In September 2006, the Company received loan commitments, subject to customary closing conditions, for $40,000,000 to finance this Washington, D.C. Metro Area IBX Expansion Project in a long-term financing arrangement at anticipated rates of approximately 8%, which the Company expects to close during the fourth quarter of 2006. In September 2006, the Company elected to borrow $40,000,000 from the Silicon Valley Bank Credit Line Amendment to partially finance this project (see Note 9).

Chicago Metro Area IBX Expansion Project

In June 2006, the Company purchased a 228,000 square foot stand-alone office/warehouse complex for $9,766,000, including closing costs in a cash transaction in June 2006. The Company intends to build an IBX center, which will be the company’s second IBX center location in the Chicago Metro Area, in multiple phases (the “Chicago Metro Area IBX Expansion Project”). This new IBX center will be interconnected to the Company’s existing downtown Chicago IBX centers through redundant dark fiber links managed by the Company. The Company plans to invest approximately $165,000,000 to build out the first phase, of which approximately $40,000,000 is expected to be incurred in 2006. This includes an investment of approximately $40,000,000 to construct a specially built 250,000 square foot shell, acquire access to power and provision fiber for interconnection to the Company’s downtown Chicago IBX center location. The site development plan allows a second expansion phase at an incremental investment of $30,000,000. The Company intends to open the new center for customers during the three months ended September 30, 2007. In September 2006, the Company received loan commitments, subject to customary closing conditions, for $110,000,000 to finance at least 60% of the construction costs or a maximum of $110,000,000 in a long-term financing arrangement at anticipated rates of approximately 8%, which the Company expects to close during the fourth quarter of 2006. In September 2006, the Company elected to borrow $40,000,000 from the Silicon Valley Bank Credit Line Amendment to partially finance this project (see Note 9).

New York Metro Area IBX Expansion Project

In September 2006, the Company entered into a long-term lease for a 340,000 square foot building in the New York metro area. The Company intends to build an IBX center, which will be the Company’s fourth IBX center in the New York metro area, and this new center will be interconnected to the Company’s existing IBX centers in the New York metro area through redundant dark fiber links managed by the Company (the “New York Metro Area IBX Expansion Project”). Payments under this lease total $59,410,000, which will be paid in monthly installments through September 2021. The lease, which commenced in October 2006, contains a three-year option to purchase the building for $39,000,000. The Company intends to build out the new center in multiple phases and expects to open the first phase for customers during the three months ended September 30, 2007. As previously announced, the Company intends to invest approximately $80,000,000 to $90,000,000 to build out the first phase of the new center, of which approximately $4,000,000 is expected to be incurred in 2006. The Company expects to finance at least 60% of the capital expenditures required to complete the New York Metro Area IBX Expansion Project in the form of short and long-term financing arrangements, which it expects to obtain in 2007.

3. Related Party Transactions

A significant amount of the Company’s Asia-Pacific revenues are generated in Singapore and a significant portion of the business in Singapore is transacted with entities affiliated with STT Communications, which is the Company’s single largest stockholder. For the three and nine months ended September 30, 2006, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $1,279,000 and $4,117,000, respectively, and as of September 30, 2006, accounts receivable with these related parties was $1,062,000. For the three and nine months ended September 30,

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2006, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $864,000 and $2,883,000, respectively, and as of September 30, 2006, accounts payable with these related parties was $283,000. For the three and nine months ended September 30, 2005, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $1,344,000 and $4,625,000, respectively, and as of September 30, 2005, accounts receivable with these related parties was $875,000. For the three and nine months ended September 30, 2005, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $744,000 and $2,240,000, respectively, and as of September 30, 2005, accounts payable with these related parties was $354,000.

4. Accounts Receivable

Accounts receivables, net, consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
	(unaudited)
Accounts receivable	$48,631	$36,430
Unearned revenue	(24,222)	(19,048)
Allowance for doubtful accounts	(280)	(145)

	$24,129	$17,237

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Unearned revenue consists of pre-billing for services that have not yet been provided, but which have been billed to customers in advance in accordance with the terms of their contract.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
	(unaudited)
Leasehold improvements	$416,729	$395,698
IBX plant and machinery	178,540	146,896
IBX equipment	81,775	63,786
Computer equipment and software	40,283	26,253
Buildings	50,526	51,280
Land	24,967	15,415
Furniture and fixtures	2,544	2,218
Construction in progress	47,435	17,271

	842,799	718,817
Less accumulated depreciation	(342,882)	(280,027)

	$499,917	$438,790

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $35,309,000 at both September 30, 2006 and December 31, 2005. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $4,119,000 and $2,354,000 as of September 30, 2006 and December 31, 2005, respectively.

As of September 30, 2006 and December 31, 2005, the Company had accrued property and equipment of $18,597,000 and $15,783,000, respectively. The Company’s planned capital expenditures during the remainder of 2006 and 2007 in connection with recently acquired IBX properties and expansion efforts are substantial. For further information, refer to “Other Purchase Commitments” in Note 12.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
	(unaudited)
Accounts payable	$2,420	$3,337
Accrued compensation and benefits	8,855	8,632
Accrued taxes	3,100	3,571
Accrued utility and security	3,958	3,420
Accrued professional fees	2,039	1,303
Accrued interest	682	873
Accrued other	1,953	1,421

	$23,007	$22,557

7. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
	(unaudited)
Deferred installation revenue, current	$6,843	$6,324
Customer deposits	825	868
Deferred rent, current	408	399
Other current liabilities	441	381

	$8,517	$7,972

8. Deferred Rent and Other Liabilities

Deferred rent and other liabilities consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
	(unaudited)
Deferred rent, non-current	$20,710	$18,392
Asset retirement obligations	4,043	3,649
Deferred installation revenue, non-current	2,835	1,334
Other liabilities	291	351

	$27,879	$23,726

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

9. Debt Facilities and Other Financing Obligations

Silicon Valley Bank Credit Line

In January 2006, the Company fully repaid the $30,000,000 Borrowing from the Silicon Valley Bank Credit Line. In August 2006, the Company amended the Silicon Valley Bank Credit Line to increase the line

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to $75,000,000, replacing the previously outstanding $50,000,000 line of credit arrangement with the same bank, and added General Electric Capital Corporation (GE) as a lender (the “Silicon Valley Bank Credit Line Amendment”). The Silicon Valley Bank Credit Line Amendment allows for issuance of letters of credit (in addition to revolving borrowings). The Silicon Valley Bank Credit Line Amendment also has an option for the Company to increase the amount of the line to $100,000,000 at a later date, subject to approval of the lender or lenders electing to participate in such increase. Borrowings under the Silicon Valley Bank Credit Line Amendment will continue to bear interest at variable interest rates, plus the applicable margins, which were in effect prior to the amendment, based on either prime rates or LIBOR rates. The Silicon Valley Bank Credit Line Amendment matures on September 15, 2008 and is secured by substantially all of the Company’s domestic personal property assets and certain of the Company’s real property leases and contains several financial covenants, which require compliance with maximum leverage and working capital ratios and a minimum EBITDA target, all of which the Company was in compliance with as of September 30, 2006.

In September 2006, the Company elected to borrow $40,000,000 (the “$40,000,000 Borrowing”) from the Silicon Valley Bank Credit Line Amendment, of which $20,000,000 of the $40,000,000 Borrowing was borrowed at the prime rate and bears interest at 8.75% per annum and the remaining $20,000,000 was borrowed at a spread over the one-month LIBOR rate and bears interest at 7.824% per annum. The $40,000,000 Borrowing was used to fund capital expenditures and construction costs related to the Washington D.C. Metro Area IBX Expansion Project and Chicago Metro Area IBX Expansion Project. As of September 30, 2006, the $40,000,000 Borrowing from Silicon Valley Bank Credit Line Amendment had an effective blended interest rate of 8.29% per annum.

As of September 30, 2006, in addition to the $40,000,000 Borrowing, the Company had also utilized $6,700,000 under the letters of credit sublimit with the issuance of five letters of credit under the Silicon Valley Bank Credit Line Amendment reducing the amount of borrowings available to the Company from $75,000,000 to $28,300,000. These letters of credit automatically renew in successive one-year periods until the final lease expiration dates. If the landlords for any of these five IBX leases decide to draw down on these letters of credit, the Company will be required to fund these letters of credit either through cash collateral or borrowings under the Silicon Valley Bank Credit Line Amendment.

At the time the Company entered into the Silicon Valley Bank Credit Line Amendment, a total of $321,000 of issuance costs remained unamortized related to the Silicon Valley Bank Credit Line. In addition, the Company incurred $253,000 of additional issuance costs to secure the Silicon Valley Bank Credit Line Amendment. In accordance with EITF Issue 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”, the Company has capitalized the total of such issuance costs, which are being amortized to interest expense using the effective interest method over the life of the Silicon Valley Bank Credit Line Amendment. These debt issuance costs, net of amortization, were $529,000 as of September 30, 2006.

In October 2006, the Company utilized an additional $7,800,000 under the letters of credit sublimit associated with the Silicon Valley Bank Credit Line Amendment in connection with the new lease for the New York Metro Area IBX Expansion Project and fully repaid the $40,000,000 Borrowing (see Note 17).

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities

Combined aggregate maturities for the Company’s various debt facilities and other financing obligations as of September 30, 2006 are as follows (in thousands) (unaudited):

	Capital lease and other financing obligations	Mortgage payable	Borrowings under credit line and convertible subordinated debentures	Total
2006 (three months remaining)	$2,348	$1,505	$40,000	$43,853
2007	9,568	6,022	—	15,590
2008	9,842	6,022	—	15,864
2009	10,122	6,022	86,250	102,394
2010	10,409	6,022	—	16,431
2011 and thereafter	128,354	90,838	—	219,192

	170,643	116,431	126,250	413,324
Less amount representing interest	(82,123)	(57,266)	—	(139,389)
Plus amount representing residual property value	6,555	—	—	6,555

	95,075	59,165	126,250	280,490
Less current portion of principal	(1,855)	(1,337)	(40,000)	(43,192)

	$93,220	$57,828	$86,250	$237,298

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

Stock Option Plans

In May 2000, the Company’s stockholders approved the adoption of the 2000 Equity Incentive Plan as the successor plan to the 1998 Stock Plan. In August 2000 the Company no longer issued additional grants under the 1998 Stock Plan, and unexercised options under the predecessor 1998 Stock Plan that cancel due to an optionee’s termination may be reissued under the successor 2000 Equity Incentive Plan. Under the 2000 Equity Incentive Plan, nonstatutory stock options, restricted shares, restricted stock units, and stock appreciation rights may be granted to employees, outside directors and consultants at not less than 85% of the fair market value on the date of grant, and incentive stock options may be granted to employees at not less than 100% of the fair market value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and options granted to employees and consultants on or after October 1, 2005 will generally expire seven years from the grant date, subject to continuous service of the optionee. Stock options and restricted shares granted under the 2000 Equity Incentive Plan generally vest over four years. As of September 30, 2006, the Company has reserved a total of 8,219,601 shares for issuance under the 2000 Equity Incentive Plan of which 1,685,475 were still available for grant, and the plan reserve is increased on January 1 each year by the lesser of 6% of the common stock then outstanding or 6,000,000 shares. The 2000 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, and the Board may terminate or amend the plan, with approval of the stockholders as may be required by applicable regulations, at any time.

In May 2000, the Company’s stockholders approved the adoption of the 2000 Director Option Plan, which was amended and restated effective January 1, 2003. Under the 2000 Director Option Plan, each non-employee board member who was not previously an employee of the Company will receive an automatic initial nonstatutory stock option to purchase 7,000 shares (in addition to an option for 8,000 shares if chairperson of the Compensation or Nominating Committees, or 13,000 if chairperson of the Audit Committee, granted from the 2000 Equity Incentive Plan), which vests in four annual installments. In

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

addition, each non-employee board member will receive an annual nonstatutory stock option to purchase 2,500 shares (in addition to an option to purchase 2,500 shares granted from the 2000 Equity Incentive Plan) on the date of the Company’s regular Annual Meeting of Stockholders, provided the board member will continue to serve as a director thereafter. Such annual option shall vest in full on the earlier of a) the first anniversary of the grant, or b) the date of the regular Annual Meeting of Stockholders held in the year following the grant date. A new director who receives an initial option will not receive an annual option in the same calendar year. Options granted under the 2000 Director Option Plan will have an option price not less than 100% of the fair market value on the date of grant and will have a 10-year contractual term, subject to continuous service of the board member. As of September 30, 2006, the Company has reserved 393,440 shares subject to options for issuance under the 2000 Director Option Plan of which 335,938 were still available for grant, and an additional 50,000 shares is added to the reserve on January 1 each year. The 2000 Director Option Plan is administered by the Compensation Committee of the Board of Directors, and the Board may terminate or amend the plan, with approval of the stockholders as may be required by applicable regulations, at any time.

In September 2001, the Company adopted the 2001 Supplemental Stock Plan, under which non-statutory stock options and restricted shares may be granted to consultants and employees who are not executive officers or board members, at not less than 85% of the fair market value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and options granted on or after October 1, 2005 will generally expire seven years from the grant date, subject to continuous service of the optionee. Current stock options granted under the 2001 Supplemental Stock Plan generally vest over four years. As of September 30, 2006, the Company has reserved a total of 1,493,961 shares for issuance under the 2001 Supplemental Stock Plan, of which 160,479 were still available for grant. The 2001 Supplemental Stock Plan is administered by the Compensation Committee of the Board of Directors, and the plan will continue in effect indefinitely unless the Board decides to terminate it earlier.

The 1998 Stock Plan, 2000 Equity Incentive Plan, 2000 Director Option Plan and 2001 Supplemental Stock Plan are collectively referred to as the “Stock Option Plans.”

Stock Option Plan Activity

Stock option activity under the Stock Option Plans is summarized as follows (unaudited):

	Number of shares outstanding	Weighted- average exercise price per share
Stock options outstanding at December 31, 2005	4,162,539	$33.67
Stock options granted	1,104,385	53.58
Stock options exercised	(1,253,011)	19.83
Stock options forfeited	(373,882)	39.82
Stock options expired	(18,428)	130.55

Stock options outstanding at September 30, 2006	3,621,603	43.41

The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $7,013,000 and $41,204,000, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. The total fair value of options vested during the three and nine months ended September 30, 2006 was $10,785,000 and $26,981,000, respectively.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about outstanding equity awards as of September 30, 2006 (unaudited):

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted- average remaining contractual life	Weighted- average exercise price	Number of shares	Weighted- average exercise price
$2.13 to $17.70	512,484	6.55	$10.43	505,208	$10.48
$18.61 to $29.80	450,910	6.96	27.37	263,657	27.46
$30.00 to $30.02	379,512	7.36	30.02	228,708	30.02
$30.38 to $40.74	390,727	7.03	36.88	106,781	36.12
$40.83 to $44.70	240,163	8.48	42.18	76,799	42.15
$44.89 to $44.89	417,783	8.31	44.89	146,779	44.89
$45.08 to $52.51	156,108	6.55	48.17	5,901	50.24
$52.85 to $52.85	591,238	6.41	52.85	96,721	52.85
$53.09 to $72.00	285,340	6.80	58.94	21,155	57.50
$85.33 to $384.00	197,338	3.82	148.17	197,338	148.17

	3,621,603	6.92	43.41	1,649,047	41.81

The total aggregate intrinsic value of stock options outstanding and stock options exercisable as of September 30, 2006 was $78,121,000 and $36,495,000, respectively. As of September 30, 2006, the weighted average remaining contractual life of options outstanding and exercisable was 6.92 years and 6.51 years, respectively. The market value as of September 30, 2006 was $60.10 as reported by the Nasdaq National Market System. Cash proceeds from the exercises of stock options were $24,843,000 and $6,309,000 for the nine months ended September 30, 2006 and 2005, respectively.

Fair Value Calculations – Stock Options

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options. The assumptions used to value stock option were as follows (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Expected volatility	68%	75%	70%	79%
Risk-free interest rate	4.79%	4.04%	4.72%	3.93%
Expected life (in years)	4.58	4.00	4.56	4.00

The weighted-average fair value of stock options per share on the date of grant was $32.44 and $31.66, respectively, for the three and nine months ended September 30, 2006. The weighted-average fair value of stock options per share on the date of grant for the three and nine months ended September 30, 2005 was $23.67 and $25.39, respectively.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Share Activity

As noted above, the Company grants restricted shares out of the 2000 Equity Incentive Plan. Restricted Share activity under the 2000 Equity Incentive Plan is summarized as follows (unaudited):

	Number of shares outstanding	Weighted- average grant date fair value per share
Restricted shares outstanding, December 31, 2005	280,438	$43.76
Restricted shares granted	274,000	44.43
Restricted shares issued, unvested (1)	(274,000)	44.43
Restricted shares issued, vested	(69,313)	43.76
Restricted shares canceled	(51,125)	43.76

Restricted shares outstanding, September 30, 2006 (2)	160,000	43.76

(1)	On January 10, 2006 and May 22, 2006, the Company granted 250,000 restricted shares and 24,000 restricted shares, respectively, to its executive officers and at the same time, unlike the previous year’s restricted stock grants (see footnote 2 below), issued these shares into an escrow account under the names of each of the executive officers. These shares have voting rights and are considered issued and outstanding. They are released from the escrow account as they vest. However, they are subject to forfeiture if the individual officers do not meet the vesting requirements. See “Net Loss Per Share” in Note 1.

(2)	As of September 30, 2006, there was a total of 160,000 restricted shares outstanding and unissued. These restricted shares were granted on February 8, 2005 to the Company’s executive officers. These shares were not placed into an escrow account in the names of each of the executive officers. These shares do not have voting rights and are not considered issued and outstanding. These restricted shares will only be issued when they become vested.

Unvested restricted shares as of December 31, 2005 totaled 280,438. Unvested restricted shares as of September 30, 2006 totaled 407,750 comprised of 247,750 issued shares and 160,000 unissued shares.

Fair Value Calculations – Restricted Shares

The Company uses a Monte Carlo simulation option-pricing model to determine the fair value of restricted shares as they have both a service and market price condition. The assumptions used to value restricted shares were as follows (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Dividend yield	—	—	0%	0%
Expected volatility	—	—	71%	80%
Risk-free interest rate	—	—	4.43%	3.55%
Market risk premium	—	—	8.5%	8.5%
Beta	—	—	1.28	1.28

The weighted-average fair value per share of restricted shares on the date of grant was $44.43 for the nine months ended September 30, 2006.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In June 2004, the Company’s stockholders approved the adoption of the 2004 Employee Stock Purchase Plan and International Employee Stock Purchase Plan (the “2004 Purchase Plans”, collectively with the 2000 Purchase Plan, the “Purchase Plans”) as successor plans to the 2000 Purchase Plan. A total of 500,000 shares have been reserved for issuance under the 2004 Purchase Plans, and the number of shares available for issuance under the 2004 Purchase Plans automatically increases on January 1 each year beginning in 2005 by the lesser of 2% of the shares of common stock then outstanding or 500,000 shares. As of September 30, 2006, a total of 1,160,584 shares remain available for purchase under the Purchase Plans. The 2004 Purchase Plans permit eligible employees to purchase common stock on favorable terms via payroll deductions, up to 15% of the employee’s cash compensation, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each February 14 and August 14 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 24 months with a purchase date every six months. The price of each share purchased is 85% of the lower of a) the fair market value per share of common stock on the last trading day before the commencement of the applicable offering period or b) the fair market value per share of common stock on the purchase date. The 2004 Purchase Plans are administered by the Compensation Committee of the Board of Directors, and such plans will terminate automatically in June 2014 unless a) the 2004 Purchase Plans are extended by the Board of Directors and b) the extension is approved within 12 months by the Company’s stockholders.

For the three and nine months ended September 30, 2006, 67,638 and 135,325 shares, respectively, were issued under the Purchase Plans at a weighted average purchase price of $29.14 and $28.91 per share, respectively. For the three and nine months ended September 30, 2005, 77,401 and 218,158 shares, respectively, were issued under the Purchase Plans at a weighted average purchase price of $22.94 and $15.62 per share, respectively. Cash proceeds from the issuance of stock under Employee Stock Purchase Plans were $3,913,000 and $3,408,000 for the nine months ended September 30, 2006 and 2005, respectively.

Fair Value Calculations – Employee Stock Purchase Plans

The Company uses the Black-Scholes option-pricing model to determine the fair value of shares purchased under the Purchase Plans. The assumptions used to value shares purchased under the Purchase Plans were as follows (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Expected volatility	68%	75%	69%	76%
Risk-free interest rate	5.03%	3.33%	4.95%	3.27%
Expected life (in years)	1.25	1.25	1.25	1.25

The weighted-average fair value per share of shares purchased on the date of purchase was $18.88 and $18.10, respectively, for the three and nine months ended September 30, 2006. For the three and nine months ended September 30, 2005, the weighted-average fair value per share of shares purchased on the date of purchase was $14.60 and $9.65, respectively.

Cumulative Effect Adjustments Under SFAS 123(R)

Upon adoption of SFAS 123(R) on January 1, 2006, the Company recorded the following two cumulative effect adjustments:

•	For awards with compensation cost recognized in the financial statements under APB 25 that were partially vested upon the adoption of SFAS 123(R), an adjustment to record estimated forfeitures was recorded as a cumulative effect adjustment upon a change in accounting principle totaling $0 and $376,000 in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2006, respectively.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	For deferred stock-based compensation related to equity awards granted prior to the adoption of SFAS 123(R), such amounts were eliminated against additional paid-in capital upon adoption, which for the Company totaled $4,930,000 as of December 31, 2005.

Stock-Based Compensation Recognized in the Statement of Operations

The following table presents, by operating expense, the Company’s stock-based compensation expense recognized in the Company’s consolidated statement of operations under SFAS 123(R) for the three and nine months ended September 30, 2006 and under APB 25 for the three and nine months ended September 30, 2005 (in thousands) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Cost of revenues	$664	$—	$2,385	$—
Sales and marketing	1,623	248	5,647	1,149
General and administrative	4,598	1,110	15,508	5,142

	$6,885	$1,358	$23,540	$6,291

As of September 30, 2006, the total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $48,293,000, which is expected to be recognized over a weighted-average period of 2.6 years.

Pro Forma Stock-Based Compensation Under SFAS 123 for Periods Prior to Fiscal 2006

The following table presents what the net loss and net loss per share would have been had the Company adopted SFAS 123 for the three and nine months ended September 30, 2005 (in thousands, except per share data) (unaudited):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss as reported	$(783)	$(10,008)
Stock-based compensation expense included in net loss	1,358	6,291
Stock-based compensation expense if SFAS No. 123 had been adopted	(7,404)	(27,806)

Pro forma net loss	$(6,829)	$(31,523)

Basic and diluted net loss per share:
As reported	$(0.03)	$(0.43)
Pro forma	(0.28)	(1.35)

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Based on the results of its review, the Audit Committee determined that the accounting measurement dates of certain stock option grants issued in the past differ from the actual grant dates. The Audit Committee concluded that the Company did not engage in intentional or fraudulent misconduct in the granting of stock options. However, the accounting measurement dates for certain historical stock option grants differed from their actual grant dates. As a result of revising the accounting measurement dates for these stock option grants, the Company has recorded an additional non-cash stock-based compensation charge totaling $444,000 in the Company’s consolidated financial statements for the nine month period ended September 30, 2006. The amount of the charge was computed pursuant to the requirements of APB 25 for all historical periods through December 31, 2005 and pursuant to SFAS 123(R) for the three month period ended March 31, 2006. This $444,000 stock-based compensation charge represents the total charge for historical periods that the Company needed to record as a result of the Audit Committee’s conclusion on this matter. This compensation charge has no effect on the Company’s current cash position.

The Company concluded that the cumulative charge as a result of the difference between the measurement dates used for financial accounting and reporting purposes and the actual grant dates for certain stock option grants, totaling $444,000, was not material to any previously-reported historical period nor is it expected to be material to the current fiscal year. As such, this cumulative charge totaling $444,000 was recorded in the quarter ended June 30, 2006 and is included in the statement of operations for the nine months ended September 30, 2006, versus restating prior periods. This additional stock-based compensation was combined with the Company’s stock-based compensation recorded in connection with FASB 123(R) for the nine months ended September 30, 2006 as outlined in Footnote 10. As of September 30, 2006, the total remaining incremental stock-based compensation charge related to these stock option grants with a revised accounting measurement date not yet recognized, net of estimated forfeitures, totaled approximately $14,000, which is expected to impact the Company’s operating results through 2008.

The following table presents, by operating expense category, the Company’s cumulative stock-based compensation charge totaling $444,000 recognized in the Company’s consolidated statement of operations for the nine months ended September 30, 2006 (in thousands) (unaudited):

Cost of revenues	$63
Sales and marketing	99
General and administrative	282

$444

There were no significant income tax effects relating to this adjustment for the Company. However, the Company is currently assessing if any negative tax consequences will impact the Company’s employees as a result of this matter. When this determination is reached, the Company may decide to compensate the impacted employees in an amount sufficient to offset any negative tax consequences that they may incur. However, a final decision on this matter will not be made until the Internal Revenue Service provides additional guidance regarding Section 409A of the Internal Revenue Code, which is expected to occur later this year. Any such compensation that the Company elects to make to the employees for any negative tax effects would be recorded at the time that management, including the Board of Directors, makes that election or agrees to such a plan.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Commitments and Contingencies

Legal Matters Relating to Stock Option Granting Practices

In June 2006, the Company received an informal inquiry from the Securities and Exchange Commission (“SEC”) and a grand jury subpoena from the U.S. Attorney from the Northern District of California (“U.S. Attorney”) requesting documents relating to its stock option grants and practices. Such inquiries are believed to be related to recent widespread investigations into the practices of public companies relating to the timing of option grants. The Company intends to fully cooperate in all government investigations.

On June 29, 2006 and September 18, 2006, shareholder derivative complaints were filed in the Superior Court of the State of California, County of San Mateo against certain of the Company’s current and former officers and directors (the “Defendants”). The complaints allege that the Defendants breached their fiduciary duties by engaging in allegedly improper stock option grant practices since at least 2000, and by failing to adequately disclose such transactions. The complaints seek unspecified monetary damages, corporate governance changes and restitution. On October 13, 2006, a third shareholder derivative complaint related to allegedly improper stock option grant practices was filed in the United States District Court for the Northern District of California against certain of the Company’s current and former officers and directors. The complaint seeks unspecified monetary and punitive damages, corporate governance changes, and the imposition of a constructive trust over certain stock options and related proceeds. At the appropriate time, the Company expects to file motions to dismiss these lawsuits due to the plaintiffs’ unexcused failure to make a demand on the Company before filing the actions. In addition to the current derivative claims, the Company may be subject to additional derivative or other lawsuits that may be presented on an individual or class basis alleging claims based on its stock option granting practices. Similar lawsuits and investigations have been commenced against numerous other companies based on similar allegations.

Responding to, investigating and/or defending against civil litigations and government inquiries regarding the Company’s stock option grants and practices will present a substantial cost to the Company in both cash and the attention of certain management and may have a negative impact on its operations. In addition, in the event of any negative finding or assertion by the SEC, U.S. Attorney, court of law or any third party claim related to the Company’s stock option granting practices, the Company may be liable for damages, fines or other civil or criminal remedies or remedial actions, or be required to restate its prior period financial statements or adjust its current period financial statements. Any such adverse action could have a material adverse effect on the Company’s business and current market value.

The Company notes that while an unfavorable outcome to any or all of the above-mentioned inquiries, cases or complaints is reasonably possible, the amount of loss, if any, cannot be reasonably estimated at this time. As a result, the Company has not accrued for any settlements in connection with these legal matters as of September 30, 2006.

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

On October 13, 2004, the Court certified a Section 11 class in four of the six cases that were the subject of class certification motions and determined that the class period for Section 11 claims is the period between the IPO and the date that unregistered shares entered the market. The Court noted that its decision on those cases is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants sought leave to appeal the class certification decision and the Second Circuit has accepted the appeal. Plaintiffs have not yet moved to certify a class in the Equinix case. Until the settlement is finalized and approved by the Court, or in the event such settlement is not approved, the Company and its officers and directors intend to continue to defend the actions vigorously. While an unfavorable outcome to this case is reasonably possible, and the Company can estimate its potential exposure to be less than approximately $3.4 million, it is not probable. In addition, as noted above, any payments are expected to be covered by existing insurance and, as a result, the Company does not expect that the settlement will involve any payment by the Company. As a result, the Company has not accrued for any settlements in connection with this litigation as of September 30, 2006.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In July 2005, the Company received a Notice of Proposed Assessment of Income Tax from the state of Hawaii asserting a tax deficiency, plus interest, totaling $613,000 (the “Tax Assessment”). The deficiency is stemmed from certain refundable tax credits that the state of Hawaii subsequently disallowed in the examination of the Hawaii income tax returns for the tax years of 2000 and 2001 filed by Pihana Pacific, Inc., which the Company acquired on December 31, 2002. On January 12, 2006 the Company filed a request with the Board of Review in the state of Hawaii to appeal the Tax Assessment. The Company strongly believes the disallowance of the refundable tax credits by the state of Hawaii is inconsistent with the applicable tax laws and that it has meritorious defenses to the claim. The Company does not believe it is probable it will be required to pay the Tax Assessment upon the completion of the appeals process. There has been no significant development with respect to the appeal request. The Company is still waiting for a response from the State of Hawaii regarding the scheduling of a meeting with the Board of Review. As a result, the Company has not accrued for any loss contingencies in connection with this Tax Assessment as of September 30, 2006.

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

Other Purchase Commitments

Primarily as a result of the Company’s recent Washington, D.C. Metro Area IBX Expansion Project, Chicago Metro Area IBX Expansion Project and New York Metro Area IBX Expansion Project (see Note 2), as of September 30, 2006, the Company was contractually committed for $61,203,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers and make them available to customers for installation. In addition, the Company has numerous other, non-capital purchase commitments in place as of September 30, 2006, such as commitments to purchase power in select locations, primarily in the U.S. and Singapore, through 2006 and 2007 and other open purchase orders which contractually bind the Company for goods or services to be delivered or provided during the remainder of 2006. Such other miscellaneous purchase commitments total $7,586,000 as of September 30, 2006.

13. Other Comprehensive Income and Loss

The components of other comprehensive income and loss are as follows (in thousands) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net loss	$(5,168)	$(783)	$(15,508)	$(10,008)
Unrealized gain (loss) on available for sale securities	308	(168)	289	(426)
Foreign currency translation gain (loss)	(3)	(96)	1,376	(988)

Comprehensive loss	$(4,863)	$(1,047)	$(13,843)	$(11,422)

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There were no significant tax effects on comprehensive loss for the three and nine months ended September 30, 2006 and 2005.

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

The Company’s geographic statement of operations disclosures are as follows (in thousands) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Total revenues:
United States	$63,654	$50,527	$178,394	$137,927
Asia-Pacific	10,072	7,569	28,749	21,332

	$73,726	$58,096	$207,143	$159,259

Cost of revenues:
United States	$43,529	$35,859	$121,507	$101,558
Asia-Pacific	5,608	5,096	16,538	15,081

	$49,137	$40,955	$138,045	$116,639

Income (loss) from operations:
United States	$(3,967)	$541	$(9,619)	$(3,944)
Asia-Pacific	896	(307)	524	(1,823)

	$(3,071)	$234	$(9,095)	$(5,767)

The Company’s long-lived assets are located in the following geographic areas (in thousands):

	September 30, 2006	December 31, 2005
	(unaudited)
United States	$520,099	$457,280
Asia-Pacific	34,441	32,005

	$554,540	$489,285

The Company’s goodwill totaling $22,710,000 and $21,654,000 as of September 30, 2006 and December 31, 2005, respectively, is part of the Company’s Singapore reporting unit, which is reported within the Asia-Pacific geographic area.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue information on a services basis is as follows (in thousands) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Colocation	$51,678	$40,138	$145,235	$109,479
Interconnection	13,862	10,527	38,310	29,696
Managed infrastructure	4,066	3,626	12,045	10,448
Rental	312	—	1,169	—

Recurring revenues	69,918	54,291	196,759	149,623
Non-recurring revenues	3,808	3,805	10,384	9,636

	$73,726	$58,096	$207,143	$159,259

No single customer accounted for 10% of the Company’s revenues for the three and nine months ended September 30, 2006. Revenue from one customer accounted for 11% of the Company’s revenues for both the three and nine months ended September 30, 2005. No other single customer accounted for more than 10% of the Company’s revenues for the three and nine months ended September 30, 2005. Accounts receivables from the customer mentioned above accounted for 10% and 12% of the Company’s gross accounts receivables as of September 30, 2006 and 2005, respectively. No other single customer accounted for more than 10% of the Company’s gross accounts receivables as of September 30, 2006 and 2005.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the movement in the 2004 accrued restructuring charge from December 31, 2005 to September 30, 2006 is outlined as follows (in thousands) (unaudited):

	Accrued restructuring charge as of December 31, 2005	Accretion expense	Restructuring charge	Cash payments	Accrued restructuring charge as of September 30, 2006
Estimated lease exit costs	$13,702	$605	$1,527	$(1,367)	$14,467

	13,702	$605	$1,527	$(1,367)	14,467

Less current portion	(2,171)				(3,464)

	$11,531				$11,003

During the three months ended September 30, 2006, the Company recorded an additional restructuring charge of $1,527,000 as a result of revised sublease assumptions on these two excess space leases as new information became available. As the Company currently has no plans to enter into lump sum lease terminations with either of the landlords associated with these two excess space leases, the Company has reflected its accrued restructuring liability as both current and non-current on the accompanying balance sheets as of September 30, 2006 and December 31, 2005. The Company is contractually committed to these two excess space leases through 2015.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the movement in the 2005 accrued restructuring charge from December 31, 2005 to September 30, 2006 is outlined as follows (in thousands) (unaudited):

	Accrued restructuring charge as of December 31, 2005	Accretion expense	Cash payments	Accrued restructuring charge as of September 30, 2006
Estimated lease exit costs	$36,129	$1,796	$(7,846)	$30,079

	36,129	$1,796	$(7,846)	30,079

Less current portion	(10,229)			(10,384)

	$25,900			$19,695

16. Recent Accounting Pronouncements

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125” (“SFAS No. 155”). SFAS No. 155 improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for such instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (iv) amends SFAS No. 140 to

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently in the process of evaluating the impact that the adoption of SFAS No. 155 will have on its financial position, results of operations and cash flows.

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

In June 2006, the FASB approved EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenue and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The Company believes that the adoption of EITF 06-3 will not have any significant impact on the Company’s financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 155 is effective for fiscal years beginning after December 15, 2007. The Company is currently in the process of evaluating the impact that the adoption of SFAS No. 157 will have on its financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantifies misstatements based on their impact on each of its financial statements and related disclosures. The Company will adopt the provisions of SAB 108 during the fourth quarter of 2006. The Company is currently in the process of evaluating the impact that the adoption of SAB 108 will have on its financial position, results of operations and cash flows.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. Subsequent Events

In October 2006, the Company utilized an additional $7,800,000 under the letters of credit sublimit associated with the Silicon Valley Bank Credit Line Amendment in connection with the new lease for the New York metro area IBX expansion project and also fully repaid the $40,000,000 Borrowing from the Silicon Valley Bank Credit Line Amendment (see Note 9).

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

Overview

Equinix provides network neutral colocation, interconnection and managed services to enterprises, content companies, systems integrators and the world’s largest network providers. Through our IBX centers in eleven markets in the U.S. and Asia-Pacific, customers can directly interconnect with each other for critical traffic exchange requirements. As of September 30, 2006, we operate IBX centers in the Chicago, Dallas, Honolulu, Los Angeles, New York, Silicon Valley and Washington, D.C. metro areas in the United States and Hong Kong, Singapore, Sydney and Tokyo in the Asia-Pacific region.

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

Historically, our market has been served by large telecommunications carriers who have bundled their telecommunications products and services with their colocation offerings. A number of these telecommunications carriers have eliminated or reduced their colocation footprint to focus on their core businesses. In 2003, as an example, one major telecommunications company, Sprint, announced its plans to exit the colocation and hosting market in order to focus on its core service offerings, while another telecommunications company, Cable & Wireless Plc, sold its U.S. assets to another telecommunications company, Savvis Communications Corp, in a bankruptcy auction. In 2005 and 2006, other providers, such as Abovenet and Verio, have selectively sold off certain of their colocation centers. Each of these colocation providers own and operate a network. We do not own or operate a network, yet have greater than 200 networks operating out of our IBX centers. As a result, we are able to offer our customers a substantial choice of networks given our network neutrality thereby allowing our customers to choose from numerous network service providers. We believe this is a distinct and sustainable competitive advantage, especially when the telecommunications industry is experiencing many business challenges and changes as evidenced by the numerous bankruptcies and consolidations within this industry during the past several years. Furthermore, this industry consolidation has constrained the supply of suitable data center space and has had a positive effect on industry pricing.

Our utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Our utilization rate grew to 54% as of September 30, 2006 from 51% as of September 30, 2005; however, although we have substantial capacity for growth, our utilization rates vary from market to market among our IBX centers in the eleven markets across the U.S. and Asia-Pacific. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. Once capacity becomes limited, we will perform demand studies to determine if future expansion is warranted. In addition, power and cooling requirements for some customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of draw our customers take from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. We could face power limitations in our centers even though we may have additional physical capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows. As a result of these power limitations in our existing IBX centers, the maximum utilization rate that we expect to achieve for most IBX centers until we consider an IBX center full or sold-out is approximately 75-80% depending on the building configurations.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service offerings, such as our acquisition of the Sprint property in Santa Clara in December 2003, our 2004 expansions in the Washington, D.C. and Silicon Valley metro area markets, our 2005 expansions in the Silicon Valley, Chicago and Los Angeles metro area markets and our 2006 expansions in the Washington, D.C., Chicago and New York metro area markets, which are expected to open in 2007 (see “Recent Developments” below). However, we will continue to be very selective with any similar opportunity. As was the case with these recent expansions in the Washington, D.C., Silicon Valley, Chicago and Los Angeles area markets, our expansion criteria will be dependent on demand from new and existing customers, quality of the design, power capacity, access to networks, capacity availability in current market location, amount of incremental investment required by us in the targeted property, lead-time to break-even and in-place customers. Like our recent expansions, the right combination of these factors may be attractive to us. Dependent on the particular deal, these acquisitions may require upfront cash payments and additional capital expenditures or may be funded through long-term financing arrangements in order to bring these centers up to Equinix standards. Property expansion may be in the form of a purchase of real property, as was the case with our recent Washington, D.C. and Chicago metro area property acquisitions, or a long-term leasing arrangement.

In addition to our successful strategy of acquiring previously or partially built-out centers, we are currently starting new construction to build out new IBX centers in the Washington, D.C, Chicago and New York metro areas. As part of our strategy, we will continue to contemplate the possibility of new construction in selective markets where the inventory for high quality data centers is limited. Decisions to build will consider factors such as customer demand, market pricing and the financial returns associated with the construction. Future purchases or construction may be completed by us or with partners or potential customers to minimize the outlay of cash, which can be significant.

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

In February 2006, we announced our intention to build out a new IBX center within our Ashburn campus in order to further expand our existing Washington, D.C. metro area IBX center. In May 2006, we began new construction to build out one of the undeveloped buildings located on our Ashburn campus for a cost of approximately $60.0 million, of which approximately $56.0 million is expected to be incurred in 2006. The center will feature an updated design that will enable us to support the increased power and cooling demands of customers. We intend to open the new center for customers during the three months ending

March 31, 2007. We refer to this project as the Washington, D.C. metro area IBX expansion project. The Washington, D.C. metro area IBX expansion project will fulfill our obligation to invest at least $40.0 million in capital improvements to our Ashburn campus by December 31, 2007 pursuant to the terms of the Ashburn campus mortgage payable. In September 2006, we received loan commitments, subject to customary closing conditions, for $40.0 million to finance this Washington, D.C. metro area IBX expansion project in a long-term financing arrangement at anticipated rates of approximately 8%, which we expect to close during the fourth quarter of 2006. In September 2006, we elected to borrow $40.0 million from the $75.0 million Silicon Valley Bank revolving credit line to partially finance this project.

In June 2006, we purchased a 228,000 square foot stand-alone office/warehouse complex for $9.8 million, including closing costs, which we paid for in full during June 2006. We intend to build an IBX center, which will be our second IBX center location in the Chicago metro area, in multiple phases. We refer to this project as the Chicago metro area IBX expansion project. This new IBX center will be interconnected to our existing downtown Chicago IBX centers through redundant dark fiber links managed by us. We plan to invest approximately $165.0 million to build out the first phase, of which approximately $40.0 million is expected to be incurred in 2006. This includes an investment of approximately $40.0 million to construct a specially built 250,000 square foot shell, acquire access to power and provision fiber for interconnection to our downtown Chicago IBX center location. The site development plan allows a second expansion phase at an incremental investment of $30.0 million. We intend to open the new center for customers during the three months ended September 30, 2007. In September 2006, we received loan commitments, subject to customary closing conditions, for $110.0 million to finance at least 60% of the build costs or a maximum of $110.0 million in a long-term financing arrangement at anticipated rates of approximately 8%, which we expect to close during the fourth quarter of 2006. In September 2006, we elected to borrow $40.0 from the $75.0 million Silicon Valley Bank revolving credit line to partially finance this project.

In June 2006, the Audit Committee of the Board of Directors commenced an independent investigation of our historical stock option granting practices and related accounting with the assistance of independent outside legal counsel. This review covers the timing and pricing of all stock option grants made under our stock option plans since August 11, 2000, the day after our Initial Public Offering (“IPO”). As previously announced on June 12, 2006, we are currently cooperating with the Securities and Exchange Commission (“SEC”) regarding the SEC’s informal inquiry requesting documents related to our stock option grants and practices. We also announced on June 29, 2006 that we received a grand jury subpoena from the U.S. Attorney for the Northern District of California (“US Attorney”) and are cooperating fully with the U.S. Attorney’s Office in connection with this subpoena. The subpoena requests documents relating to our stock option grants and practices. Based on the results of its review, the Audit Committee of the Board of Directors determined that the accounting measurement dates of certain stock option grants issued in the past differ from the actual grant dates. The Audit Committee of the Board of Directors concluded that we did not engage in intentional or fraudulent misconduct in the granting of stock options. However, the accounting measurement dates for certain historical stock option grants differed from their actual grant dates. As a result of revising the accounting measurement dates for these stock option grants, we have recorded an additional non-cash stock-based compensation charge totaling $444,000 in our consolidated financial statements for nine months ended September 30, 2006. The amount of the charge was computed pursuant to the requirements of APB 25 for all historical periods through December 31, 2005 and pursuant to SFAS 123(R) for the three month period ended March 31, 2006. This $444,000 stock-based compensation charge represents the total charge for historical periods that we need to record as a result of the Audit Committee’s conclusion on this matter. This compensation charge has no effect on our current cash position. We concluded that the cumulative charge as a result of the difference between the measurement dates used for financial accounting and reporting purposes and the actual grant dates for certain stock option grants, totaling $444,000, was not material to any previously-reported historical period nor is it expected to be material to the current fiscal year. As such, this cumulative charge totaling $444,000 was recorded in the statement of operations for the nine months ended September 30, 2006, versus restating prior periods.

In June 2006, we received an informal inquiry from the SEC and a grand jury subpoena from the U.S. Attorney requesting documents relating to our stock option grants and practices. Such inquiries are believed to be related to recent widespread investigations into the practices of public companies relating to the timing of option grants. We intend to fully cooperate in all government investigations.

On June 29, 2006 and September 18, 2006, shareholder derivative complaints were filed in the Superior Court of the State of California, County of San Mateo against certain of our current and former officers and directors (the “Defendants”). The complaints allege that the Defendants breached their fiduciary duties by engaging in allegedly improper stock option grant practices since at least 2000, and by failing to adequately disclose such transactions. The complaints seek unspecified monetary damages, corporate governance changes and restitution. On October 13, 2006, a third shareholder derivative complaint related to allegedly improper stock option grant practices was filed in the United States District Court for the Northern District of California against certain of our current and former officers and directors. The complaint seeks unspecified monetary and punitive damages, corporate governance changes, and the imposition of a constructive trust over certain stock options and related proceeds. At the appropriate time, we expect to file motions to dismiss these lawsuits due to the plaintiffs’ unexcused failure to make a demand on us before filing the actions. In addition to the current derivative claims, we may be subject to additional derivative or other lawsuits that may be presented on an individual or class basis alleging claims based on our stock option granting practices. Similar lawsuits and investigations have been commenced against numerous other companies based on similar allegations.

In August 2006, we amended the $50.0 million Silicon Valley Bank revolving credit line to increase the line to $75.0 million and added General Electric Capital Corporation (GE) as a lender. We refer to this transaction as the $75.0 million Silicon Valley Bank revolving credit line. The $75.0 million Silicon Valley Bank revolving credit line allows for issuance of letters of credit (in addition to revolving borrowings). The $75.0 million Silicon Valley Bank revolving credit line also has an option for us to increase the amount of the line to $100.0 million at a later date, subject to approval of the lender or lenders electing to participate in such increase. Borrowings under the $75.0 million Silicon Valley Bank revolving credit line will continue to bear interest at variable interest rates, plus the applicable margins which were in effect prior to the amendment, based on either prime rates or LIBOR rates. The $75.0 million Silicon Valley Bank revolving credit line matures on September 15, 2008 and is secured by substantially all of our domestic personal property assets and certain of our real property leases and contains several financial covenants, which require compliance with maximum leverage and working capital ratios and a minimum EBITDA target. In September 2006, we borrowed $40.0 million from the $75.0 million Silicon Valley Bank revolving credit line. In October 2006, we utilized an additional $7.8 million under the letters of credit sublimit associated with the $75.0 million Silicon Valley Bank revolving credit line in connection with the new lease for the New York metro area IBX expansion project and we fully repaid the $40.0 million borrowing from the $75.0 million Silicon Valley Bank revolving credit line. See “Debt Obligations – Non-Convertible Debt” below for further discussion.

In September 2006, we entered into a long-term lease for an approximately 340,000 square foot building in the New York metro area. We intend to build an IBX center, which will be our fourth IBX center in the New York metro area, and this new center will be interconnected to our existing IBX centers in the New York metro area through redundant dark fiber links managed by us. We refer to this project as the New York metro area IBX expansion project. Payments under this lease total $59.4 million, which will be paid in monthly installments and payable through September 2021. The lease, which commenced in October 2006, contains a three-year option to purchase the building for $39.0 million. We intend to build out the new center in multiple phases and expect to open the first phase for customers during the three months ended September 30, 2007. As previously announced, we intend to invest approximately $80.0 million to $90.0 million to build out the first phase of the new center, of which $4.0 million is expected to be incurred in 2006. We expect to finance at least 60% of the capital expenditures required to complete the New York metro area IBX expansion project in the form of short and long-term financing arrangements, which we expect to obtain in 2007.

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

Accounting for Stock-Based Compensation

We adopted the provisions of, and account for stock-based compensation in accordance with, SFAS No. 123(R), “Share-Based Payment,” and related pronouncements (“SFAS 123(R)”), during the three months ended March 31, 2006. As a result of our adoption of SFAS 123(R), we recorded stock-based compensation expense of $6.9 million and $23.5 million for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2005, we recorded stock-based compensation expense in accordance with APB 25 of $1.4 million and $6.3 million, respectively. The fair value of stock options and employee stock purchase plan shares were valued using the Black-Scholes option-pricing model while the fair value of our restricted stock grants were valued using a Monte Carlo simulation option-pricing model. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and highly subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors or expected term, risk-free interest rate and expected dividends.

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

During the nine months ended September 30, 2006, stock options granted to employees had a total fair value of $34.7 million. Changes in assumptions (as well as different option-pricing models used for estimating the fair value of stock awards) can significantly affect our future period expense. Based on our analysis, the table below presents the possible impact of increases or decreases of individual variables (representing increases/decreases of 10%, 20%, 30% and 40%) in the assumptions to the fair value of employee stock options granted during the nine months ended September 30, 2006 (dollars in thousands):

Expected volatility				Risk-free interest rate				Expected life
Weighted average rate		Increase/ decrease in fair value (%)	(1) Increase/ decrease in total expense	Weighted average rate		Increase/ decrease in fair value (%)	(1) Increase/ decrease in total expense	Weighted average life		Increase/ decrease in fair value (%)	(1) Increase/ decrease in total expense
70	%(2)			4.72	%(2)			4.56	(2)
77%		6.59%	$2,290	5.19%		0.78%	$273	5.02		4.02%	$1,396
84%		12.80%	4,448	5.67%		1.56%	543	5.47		7.73%	2,684
91%		18.62%	6,469	6.14%		2.34%	812	5.93		11.16%	3,879
98%		24.04%	8,351	6.61%		3.11%	1,080	6.38		14.36%	4,989
63%		-6.95%	(2,415)	4.25%		-0.79%	(274)	4.10		-4.37%	(1,517)
56%		-14.24%	(4,947)	3.78%		-1.58%	(550)	3.65		-9.14%	(3,174)
49%		-21.83%	(7,583)	3.31%		-2.38%	(828)	3.19		-14.38%	(4,996)
42%		-29.66%	(10,306)	2.83%		-3.19%	(1,107)	2.74		-20.19%	(7,015)

(1)	Increase/decrease in total expense is calculated based on percentage increase/decrease in fair value to the total fair value of $34.7 million of our employee stock options granted during the nine months ended September 30, 2006.
(2)	Variables used in calculating the fair value of our employee stock options granted during the nine months ended September 30, 2006.

The table above shows that changes in expected volatility present the most significant impact to the increases/decreases of stock-based compensation expense compared to changes in other variables. Had the expected volatility increased by 40%, our stock-based compensation expense recognized, net of estimated forfeitures, for the nine months ended September 30, 2006 would have been approximately $696,000 higher than the reported stock-based compensation expense. Had the expected volatility decreased by 40%, our stock-based compensation expense recognized, net of estimated forfeitures, for the nine months ended September 30, 2006 would have been approximately $858,000 lower than the reported stock-based compensation expense. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

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

As of September 30, 2006, the total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $48.3 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Also see Note 10 of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended September 30, 2006 and 2005

Revenues. Our revenues for the three months ended September 30, 2006 and 2005 were split between the following revenue classifications (dollars in thousands):

	Three months ended September 30,
	2006	%	2005	%
Recurring revenues	$69,918	95%	$54,291	93%

Non-recurring revenues:
Installation and professional services	3,808	5%	2,946	6%
Other	—	0%	859	1%

	3,808	5%	3,805	7%

Total revenues	$73,726	100%	$58,096	100%

Our revenues for the three months ended September 30, 2006 and 2005 were geographically comprised of the following (dollars in thousands):

	Three months ended September 30,
	2006	%	2005	%
U.S. revenues	$63,654	86%	$50,527	87%
Asia-Pacific revenues	10,072	14%	7,569	13%

Total revenues	$73,726	100%	$58,096	100%

We recognized revenues of $73.7 million for the three months ended September 30, 2006 as compared to revenues of $58.1 million for the three months ended September 30, 2005, a 27% increase. We analyze our business geographically between the U.S. and Asia-Pacific as further discussed below.

Our business is based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure services. We consider these services recurring as our customers are billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues are a significant component of our total revenues comprising greater than 90% of our total revenues for the three months ended September 30, 2006 and 2005. Historically, approximately half of our then existing customers order new services in any given quarter representing greater than half of the new orders received in each quarter.

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

In addition to reviewing recurring versus non-recurring revenues, we look at two other primary metrics when we analyze our revenues: 1) customer count and 2) utilization. Our customer count increased to 1,260 as of September 30, 2006 versus 1,093 as of September 30, 2005, an increase of 15%. Our utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Our utilization rate grew to 54% as of September 30, 2006 from 51% as of September 30, 2005; however, excluding the impact of our recent IBX center openings in the Chicago, Los Angeles and Silicon Valley metro areas, our utilization rate would have been 63% as of September 30, 2006. Although we have substantial capacity for growth, our utilization rates vary from market to market among our IBX centers in the eleven markets across the U.S. and Asia-Pacific. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. Once capacity becomes limited, we perform demand studies to determine if future expansion is warranted. In addition, power and cooling requirements for some customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of draw our customers take from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. We could face power limitations in our centers even though we may have additional physical capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows. As a result of these power limitations in our existing IBX centers, the maximum utilization rate that we expect to achieve for most IBX centers until we consider an IBX center full or sold-out is approximately 75-80% depending on the building configurations. Therefore, consistent with our recent expansion efforts in the Chicago, Los Angeles, Silicon Valley and Washington, D.C. metro area markets, we will continue to closely manage available space and power capacity in each of our operating markets and expect to continue to make strategic and selective expansions to our global footprint when and where appropriate.

U.S. Revenues. We recognized U.S. revenues of $63.6 million for the three months ended September 30, 2006 as compared to $50.5 million for the three months ended September 30, 2005, a 26% increase. U.S. revenues consisted of recurring revenues of $60.3 million and $47.2 million, respectively, for the three months ended September 30, 2006 and 2005, a 28% increase. U.S. recurring revenues consist primarily of colocation and interconnection services plus a nominal amount of managed infrastructure services and, commencing in the fourth quarter of 2005, in connection with our October 2005 purchase of the Ashburn campus property, a nominal amount of recurring rental income from the other tenants located on this property that we now own, which totaled $312,000 for the three months ended September 30, 2006. The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers acquired during the period as reflected in the growth in our customer count and utilization rate as discussed above, and selective price increases in each of our IBX markets. Total increase in revenues as a result of selective price increases for three months ended September 30, 2006 over the same period last year was approximately $532,000. In addition, we recorded $2.2 million of revenues from our new IBX centers in the Chicago, Los Angeles and Silicon Valley metro areas, which opened for business during the nine months ended September 30, 2006. We expect our U.S. recurring revenues, particularly colocation and interconnection services, to continue to remain our most significant source of revenue for the foreseeable future.

In addition, U.S. revenues consisted of non-recurring revenues of $3.3 million for both the three months ended September 30, 2006 and 2005. U.S. non-recurring revenues included $817,000 of contract settlement revenue for the three months ended September 30, 2005. Non-recurring revenues are primarily related to the recognized portion of deferred installation and professional services. U.S. non-recurring revenues, consisting of the recognized portion of deferred installation and professional services.

Asia-Pacific Revenues. We recognized Asia-Pacific revenues of $10.1 million for the three months ended September 30, 2006 as compared to $7.6 million for the three months ended September 30, 2005, a 33% increase. Asia-Pacific revenues consisted of recurring revenues of $9.6 million and $7.1 million, respectively, for the three months ended September 30, 2006 and 2005, consisting primarily of colocation and managed infrastructure services. In addition, Asia-Pacific revenues consisted of non-recurring revenues of $549,000 and $492,000, respectively, for the three months ended September 30, 2006 and 2005. Asia-Pacific non-recurring revenues included $42,000 of contract settlement revenue for the three months ended September 30, 2005. Asia-Pacific revenues are generated from Hong Kong, Singapore, Sydney and Tokyo, with Singapore representing approximately 39% and 44%, respectively, of the regional revenues for the three months ended September 30, 2006 and 2005. Our Asia-Pacific colocation revenues are similar to the revenues that we generate from our U.S. IBX centers; however, our Singapore IBX center has additional managed infrastructure service revenue, such as mail service and managed platform solutions, which we do not currently offer in any other IBX center location. The growth in our Asia-Pacific revenues is primarily the result of an increase in the customer base in this region during the past year, particularly in Hong Kong, Sydney and Tokyo.

Cost of Revenues. Cost of revenues were $49.1 million for the three months ended September 30, 2006 as compared to $41.0 million for the three months ended September 30, 2005, a 20% increase. The largest cost components of our cost of revenues are depreciation, rental payments related to our leased IBX centers, utility costs including electricity and bandwidth, IBX employees’ salaries and benefits, supplies and equipment and security services. A substantial majority of our cost of revenues is fixed in nature and should not vary significantly from period to period. However, there are certain costs, which are considered more variable in nature, including utilities and supplies that are directly related to growth of services in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will increase in the future on a per-unit or fixed basis in addition to on a customer growth or variable basis. In addition, the cost of electricity is generally higher in the summer months as compared to other times of the year.

U.S. Cost of Revenues. U.S. cost of revenues were $43.5 million for the three months ended September 30, 2006 as compared to $35.9 million for the three months ended September 30, 2005. U.S. cost of revenues for the three months ended September 30, 2006 included (i) $16.8 million of depreciation expense, (ii) $895,000 of accretion expense comprised of $138,000 for our asset retirement obligations and $757,000 for our restructuring charges for certain leasehold interests recorded in 2004 and 2005 as we accrete the related liabilities to the total estimated future cash payments needed, (iii) $563,000 of stock-based compensation as a result of our adoption of SFAS 123(R) in the three months ended March 31, 2006 and (iv) $145,000 of amortization expense associated with the intangible assets acquired with our Ashburn campus. U.S. cost of revenues for the three months ended September 30, 2005 included (i) $14.6 million of depreciation expense and (ii) $351,000 of accretion expense comprised of $135,000 for our asset retirement obligations and $216,000 for our restructuring charges. Our U.S. cost of revenues for the three months ended September 30, 2006 also included $3.3 million of additional operating costs not incurred in the prior year associated with the recently opened IBX centers in the Chicago, Los Angeles and Silicon Valley metro areas (the Chicago and Los Angeles IBX centers opened for business during the three months ended June 30, 2006, and the Silicon Valley IBX center opened for business during the three months ending September 30, 2006). Excluding depreciation, accretion expense, stock-based compensation, amortization expense and the costs associated with operating our new IBX centers, U.S. cost of revenues increased period over period to $21.8 million for the three months ended September 30, 2006 from $20.9 million for the three months ended September 30, 2005, a 4% increase. This increase was primarily due to increases in (i) utility costs of approximately $1.8 million in line with increasing customer installations and revenues attributed to customer growth, (ii) compensation costs of approximately $437,000, including general salary increases and bonuses and (iii) repair and maintenance expenses of approximately $358,000. This increase was partially offset by reductions in rent expenses of approximately $1.9 million in connection with a property we recorded a restructuring charge for in San Jose in the fourth quarter of 2005. We continue to anticipate that our cost of revenues will increase in the foreseeable future to the extent that the occupancy levels in our U.S. IBX centers increase and as newly opened IBX centers in the Chicago, Los Angeles and Silicon Valley metro areas commence operations more fully in the remainder of 2006.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues were $5.6 million for the three months ended September 30, 2006 as compared to $5.1 million for the three months ended September 30, 2005. Asia-Pacific cost of revenues for the three months ended September 30, 2006 included (i) $858,000 of depreciation expense, (ii) $101,000 of stock-based compensation as a result of our adoption of SFAS 123(R) in the three months ended March 31, 2006 and (iii) $65,000 of non-cash rent expense associated with the value attributed to warrants issued in May 2004 to our landlord in connection with a lease amendment for our Hong Kong IBX center. Asia-Pacific cost of revenues for the three months ended September 30, 2005 included (i) $845,000 of depreciation expense and (ii) $65,000 of non-cash rent expense. Excluding depreciation, stock-based compensation and non-cash rent expense, Asia-Pacific cost of revenues increased period over period to $4.6 million for the three months ended September 30, 2006 from $4.2 million for the three months ended September 30, 2005, a 10% increase. This increase was primarily the result of increasing utility and bandwidth costs in line with increasing customer installations and revenues attributed to this customer growth. Our Asia-Pacific cost of revenues is generated in Hong Kong, Singapore, Sydney and Tokyo. There are several managed infrastructure service revenue streams unique to our Singapore IBX center, such as mail service and managed platform solutions, that are more labor intensive than our service offerings in the United States. We anticipate that our Asia-Pacific cost of revenues will experience moderate growth in the foreseeable future.

Sales and Marketing. Sales and marketing expenses increased to $7.5 million for the three months ended September 30, 2006 from $4.8 million for the three months ended September 30, 2005.

U.S. Sales and Marketing Expenses. U.S. sales and marketing expenses increased to $6.5 million for the three months ended September 30, 2006 from $4.1 million for the three months ended September 30, 2005. Included in U.S. sales and marketing expenses for the three months ended September 30, 2006 were $1.5 million of stock-based compensation expense and $15,000 of amortization expense associated with an intangible asset in connection with our Santa Clara IBX center. Included in U.S. sales and marketing expenses for the three months ended September 30, 2005 was $248,000 of stock-based compensation expense and $15,000 of amortization expense. The increase in the stock-based compensation expense period over period is a result of our adoption of SFAS 123(R) in the three months ended March 31, 2006. Excluding stock-based compensation and amortization expense, U.S. sales and marketing expenses increased to $5.0 million for the three months ended September 30, 2006 as compared to $3.8 million for the three months ended September 30, 2005, a 31% increase. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. This increase was primarily due to an approximately $606,000 of higher compensation costs, including increases in sales compensation related to strong new customer bookings throughout 2006 and general salary increases and bonuses for our marketing staff and non-commissioned sales staff, and a general increase in other expenses related to our marketing efforts. Going forward, we expect to see U.S. sales and marketing spending to increase nominally in absolute dollars as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. Asia-Pacific sales and marketing expenses increased to $1.0 million for the three months ended September 30, 2006 as compared to $751,000 for the three months ended September 30, 2005. Included in Asia-Pacific sales and marketing expenses for the three months ended September 30, 2006 was $129,000 of stock-based compensation as a result of our adoption of SFAS 123(R) commencing in the three months ended March 31, 2006. Excluding stock-based compensation, Asia-Pacific sales and marketing expenses were $884,000 million for the three months ended September 30, 2006 versus $751,000 for the three months ended September 30, 2005, an 18% increase. This increase was primarily due to an increase in travel expense, and bad debt expense of approximately $70,000 over the prior period as a result of recoveries of bad debt expense recorded during the three months ended September 30, 2005 due to a strong and successful collections effort on aged receivables previously written-off. Our Asia-Pacific sales and marketing expenses consist of the same types of costs that we incur in our U.S. operations, namely compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. Our Asia-Pacific sales and marketing expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. We expect that our Asia-Pacific sales and marketing expenses will experience some moderate growth in the foreseeable future.

General and Administrative. General and administrative expenses increased to $18.6 million for the three months ended September 30, 2006 from $12.1 million for the three months ended September 30, 2005.

U.S. General and Administrative Expenses. U.S. general and administrative expenses increased to $16.1 million for the three months ended September 30, 2006 as compared to $10.0 million for the three months ended September 30, 2005. Included in U.S. general and administrative expenses for the three months ended September 30, 2006 were $4.0 million of stock-based compensation expense and $780,000 of depreciation expense. Included in U.S. general and administrative expenses for the three months ended September 30, 2005 were $1.1 million of stock-based compensation expense and $416,000 of depreciation expense. The increase in the stock-based compensation expense period over period is a result of our adoption of SFAS 123(R) in the three months ended March 31, 2006. Excluding stock-based compensation expense and depreciation expense, U.S. general and administrative expenses increased to $11.3 million for the three months ended September 30, 2006, as compared to $8.5 million for the same period last year, a 32% increase. This increase was primarily due to (i) approximately $306,000 of higher compensation costs, including general salary increases, bonuses and headcount growth (168 U.S. general and administrative employees as of September 30, 2006 versus 150 as of September 30, 2005), (ii) an increase in professional fees of approximately $1.9 million due to increased legal fees in connection with our legal matters such as the ongoing review of our past stock option grants and practices, accounting fees and other consulting projects in connection with our growth strategies and (iii) an increase in rent and other office expenses of $388,000 in connection with our office expansion in Foster City, California. General and administrative expenses, excluding stock-based compensation and depreciation, consist primarily of salaries and related expenses, accounting, legal and other professional service fees and other general corporate expenses such as our corporate headquarter office lease. Going forward, we expect U.S. general and administrative spending to increase as we continue to scale our operations to support our growth and as we incur ongoing professional fees to complete the stock option review and resolve related legal matters.

Asia-Pacific General and Administrative Expenses. Asia-Pacific general and administrative expenses increased to $2.5 million for the three months ended September 30, 2006 as compared to $2.0 million for the three months ended September 30, 2005. Included in Asia-Pacific general and administrative expenses for the three months ended September 30, 2006 was (i) $583,000 of stock-based compensation as a result of our adoption of SFAS 123(R) in the three months ended March 31, 2006 and (ii) $56,000 of depreciation expense. Included in Asia-Pacific general and administrative expenses for the three months ended September 30, 2005 was $60,000 of depreciation expense. Excluding stock-based compensation and depreciation, Asia-Pacific general and administrative expenses decreased to $1.9 million for the three months ended September 30, 2006, as compared to $2.0 million for the same period last year, a nominal 3% decrease. Our Asia-Pacific general and administrative expenses consist of the same types of costs that we incur in our U.S. operations, namely salaries and related expenses, accounting, legal and other professional service fees and other general corporate expenses. Our Asia-Pacific general and administrative expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. Our Asia-Pacific headquarter office is located in Singapore. Most of the corporate overhead support functions that we have in the U.S., such as finance, legal, marketing and information technology, also reside in Singapore in order to support our Asia-Pacific operations; however, each of our Asia-Pacific locations in Hong Kong, Sydney and Tokyo also have general and administrative staff dedicated to each specific operation. In addition to our Asia-Pacific headquarters office in Singapore, we also have separate office locations in Tokyo and Hong Kong (the Sydney general and administrative staff work out of the Sydney IBX center). We expect that our Asia-Pacific general and administrative expenses will experience some moderate growth in the foreseeable future.

Restructuring Charges. During the three months ended September 30, 2006, we recorded an additional restructuring charge of $1.5 million as a result of revised sublease assumptions on two of our excess space leases in the New York and Los Angeles metro areas as a result of new information becoming available. The original restructuring charge for these two leases was recorded in the fourth quarter of 2004 and totaled $17.7 million. We are contractually committed to these two excess space leases through 2015.

Interest Income. Interest income increased to $1.7 million from $1.1 million for the three months ended September 30, 2006 and 2005, respectively. Interest income increased due to higher average cash, cash equivalent and short-term investment balances held in interest-bearing accounts during these periods, as well as higher yields on those balances due to increased interest rates. The average yield for the three months ended September 30, 2006 was 4.74% versus 3.49% for the three months ended September 30, 2005.

Interest Expense. Interest expense increased to $3.6 million from $1.9 million for the three months ended September 30, 2006 and 2005, respectively. The increase in interest expense was primarily due to increases in interest expense associated with the new financings entered into during 2005: (i) the $9.7 million financing for equipment we purchased in connection with our Chicago IBX acquisition in November 2005, which bears interest at 7.50%; (ii) the $38.1 million financing we recorded in connection with our Los Angeles IBX financing in December 2005, which bears interest at 7.75% and (iii) the $60.0 million mortgage payable we recorded in connection with our Ashburn campus financing in December 2005, which bears interest at 8.00%. This increase was partially offset by the conversion activities during the fiscal year 2005 that resulted in a decrease in interest expense. In November 2005, STT Communications converted the remaining 5% of the outstanding 14% convertible secured notes and unpaid interest totaling $2.2 million into 240,578 shares of our preferred stock, which was immediately converted into 240,578 shares of our common stock. Furthermore, in connection with various construction projects related to our IBX expansion efforts during the three months ended September 30, 2006, we capitalized $354,000 of interest expense to construction in progress. We did not capitalize any interest during the three months ended September 30, 2005.

Income Taxes. A full valuation allowance is recorded against our net deferred tax assets as management cannot conclude, based on available objective evidence including recurring historical losses, that it is more likely than not that the net value of our deferred tax assets will be realized. However, for the three months ended September 30, 2006, we recorded $270,000 of income tax expense, primarily representing income taxes related to alternative minimum tax and foreign jurisdictions. For the three months ended September 30, 2005, we recorded an income tax expense of $164,000. We have not incurred any significant income tax expense since inception and we do not expect to incur any significant income tax expense during 2006 and 2007 other than alternative minimum tax.

Nine Months Ended September 30, 2006 and 2005

Revenues. Our revenues for the nine months ended September 30, 2006 and 2005 were split between the following revenue classifications (dollars in thousands):

	Nine months ended September 30,
	2006	%	2005	%
Recurring revenues	$196,759	95%	$149,623	94%

Non-recurring revenues:
Installation and professional services	10,363	5%	8,777	5%
Other	21	0%	859	1%

	10,384	5%	9,636	6%

Total revenues	$207,143	100%	$159,259	100%

Our revenues for the nine months ended September 30, 2006 and 2005 were geographically comprised of the following (dollars in thousands):

	Nine months ended September 30,
	2006	%	2005	%
U.S. revenues	$178,394	86%	$137,927	87%
Asia-Pacific revenues	28,749	14%	21,332	13%

Total revenues	$207,143	100%	$159,259	100%

We recognized revenues of $207.1 million for the nine months ended September 30, 2006 as compared to revenues of $159.3 million for the nine months ended September 30, 2005, a 30% increase. We analyze our business geographically between the U.S. and Asia-Pacific as further discussed below.

Our business is based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure services. We consider these services recurring as our customers are billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues are a significant component of our total revenues comprising greater than 90% of our total revenues for the nine months ended September 30, 2006 and 2005. Historically, approximately half of our then existing customers order new services in any given quarter representing greater than half of the new orders received in each quarter.

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

In addition to reviewing recurring versus non-recurring revenues, we look at two other primary metrics when we analyze our revenues: 1) customer count and 2) utilization. Our customer count increased to 1,260 as of September 30, 2006 versus 1,093 as of September 30, 2005, an increase of 15%. Our utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Our utilization rate grew to 54% as of September 30, 2006 from 51% as of September 30, 2005; however, excluding the impact of our recent IBX center openings in the Chicago, Los Angeles and Silicon Valley metro areas, our utilization rate would have been 63% as of September 30, 2006. Although we have substantial capacity for growth, our utilization rates vary from market to market among our IBX centers in the eleven markets across the U.S. and Asia-Pacific. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. Once capacity becomes limited, we perform demand studies to determine if future expansion is warranted. In addition, power and cooling requirements for some customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of draw our customers take from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. We could face power limitations in our centers even though we may have additional physical capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows. As a result of these power limitations in our existing IBX centers, the maximum utilization rate that we expect to achieve for most IBX centers until we consider an IBX center full or sold-out is approximately 75-80% depending on the building configurations. Therefore, consistent with our recent expansion efforts in the Chicago, Los Angeles, Silicon Valley and Washington, D.C. metro area markets, we will continue to closely manage available space and power capacity in each of our operating markets and expect to continue to make strategic and selective expansions to our global footprint when and where appropriate.

U.S. Revenues. We recognized U.S. revenues of $178.4 million for the nine months ended September 30, 2006 as compared to $137.9 million for the nine months ended September 30, 2005, a 29% increase. U.S. revenues consisted of recurring revenues of $169.8 million and $129.8 million, respectively, for the nine months ended September 30, 2006 and 2005, a 31% increase. U.S. recurring revenues consist primarily of colocation and interconnection services plus a nominal amount of managed infrastructure services and, commencing in the fourth quarter of 2005, in connection with our October 2005 purchase of the Ashburn campus property, a nominal amount of recurring rental income from the other tenants located on this property that we now own, which totaled $1.2 million for the nine months ended September 30, 2006. The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers acquired during the period as reflected in the growth in our customer count and utilization rate as discussed above, and selective price increases in each of our IBX markets. Total increase in revenues as a result of selective price increases for the nine months ended September 30, 2006 over the same period last year was approximately $1.9 million. In addition, we recorded $2.5 million of revenues from our new IBX centers in the Chicago, Los Angeles and Silicon Valley metro areas. We expect our U.S. recurring revenues, particularly colocation and interconnection services, to continue to remain our most significant source of revenue for the foreseeable future.

In addition, U.S. revenues consisted of non-recurring revenues of $8.6 million and $8.1 million, respectively, for the nine months ended September 30, 2006 and 2005. U.S. non-recurring revenues included $817,000 of contract settlement revenue for the nine months ended September 30, 2005. Non-recurring revenues are primarily related to the recognized portion of deferred installation and professional services. U.S. non-recurring revenues, consisting of the recognized portion of deferred installation and professional services, increased 6% period over period, primarily due to strong existing and new customer growth during the year.

Asia-Pacific Revenues. We recognized Asia-Pacific revenues of $28.7 million for the nine months ended September 30, 2006 as compared to $21.3 million for the nine months ended September 30, 2005, a

35% increase. Asia-Pacific revenues consisted of recurring revenues of $27.0 million and $19.8 million, respectively, for the nine months ended September 30, 2006 and 2005, consisting primarily of colocation and managed infrastructure services. In addition, Asia-Pacific revenues consisted of non-recurring revenues of $1.7 million and $1.5 million, respectively, for the nine months ended September 30, 2006 and 2005. Asia-Pacific non-recurring revenues included $21,000 and $42,000 of contract settlement revenue for the nine months ended September 30, 2006 and 2005, respectively. Asia-Pacific revenues are generated from Hong Kong, Singapore, Sydney and Tokyo, with Singapore representing approximately 40% and 46%, respectively, of the regional revenues for the nine months ended September 30, 2006 and 2005. Our Asia-Pacific colocation revenues are similar to the revenues that we generate from our U.S. IBX centers; however, our Singapore IBX center has additional managed infrastructure service revenue, such as mail service and managed platform solutions, which we do not currently offer in any other IBX center location. The growth in our Asia-Pacific revenues is primarily the result of an increase in the customer base in this region during the past year, particularly in Hong Kong, Sydney and Tokyo.

Cost of Revenues. Cost of revenues were $138.0 million for the nine months ended September 30, 2006 as compared to $116.6 million for the nine months ended September 30, 2005, an 18% increase. The largest cost components of our cost of revenues are depreciation, rental payments related to our leased IBX centers, utility costs including electricity and bandwidth, IBX employees’ salaries and benefits, supplies and equipment and security services. A substantial majority of our cost of revenues is fixed in nature and should not vary significantly from period to period. However, there are certain costs, which are considered more variable in nature, including utilities and supplies that are directly related to growth of services in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will increase in the future on a per unit or fixed basis in addition to on a customer growth or variable basis. In addition, the cost of electricity is generally higher in the summer months as compared to other times of the year.

U.S. Cost of Revenues. U.S. cost of revenues were $121.5 million for the nine months ended September 30, 2006 as compared to $101.6 million for the nine months ended September 30, 2005. U.S. cost of revenues for the nine months ended September 30, 2006 included (i) $47.7 million of depreciation expense, (ii) $2.8 million of accretion expense comprised of $394,000 for our asset retirement obligations and $2.4 million for our restructuring charges for certain leasehold interests recorded in 2004 and 2005 as we accrete the related liabilities to the total estimated future cash payments needed, (iii) $2.0 million of stock-based compensation as a result of our adoption of SFAS 123(R) in the three months ended March 31, 2006 and (iv) $593,000 of amortization expense associated with the intangible assets acquired with our Ashburn campus. U.S. cost of revenues for the nine months ended September 30, 2005 included (i) $42.2 million of depreciation expense and (ii) $1.0 million of accretion expense comprised of $382,000 for our asset retirement obligations and $661,000 for our restructuring charges. Our U.S. cost of revenues for the nine months ended September 30, 2006 also included $6.8 million of additional operating costs not incurred in the prior year associated with the recently opened IBX centers in the Chicago, Los Angeles and Silicon Valley metro areas (the Chicago and Los Angeles IBX centers opened for business during the three months ended June 30, 2006, and the Silicon Valley IBX center opened for business during the three months ending September 30, 2006). Excluding depreciation, accretion expense, stock-based compensation, amortization expense and the costs associated with operating our new IBX centers, U.S. cost of revenues increased period over period to $61.5 million for the nine months ended September 30, 2006 from $58.3 million for the nine months ended September 30, 2005, a 6% increase. This increase was primarily the result of increases in (i) utility costs of approximately $5.4 million in line with increasing customer installations and revenues attributed to customer growth, (ii) compensation costs of approximately $2.1 million, including general salary increases and bonuses and headcount growth and (iii) repair and maintenance expense of approximately $941,000. This increase was partially offset by a reduction of approximately $5.4 million in rent expense in connection with a property we recorded a restructuring charge for in San Jose in the fourth quarter of 2005. We continue to anticipate that our cost of revenues will increase in the foreseeable future to the extent that the occupancy levels in our U.S. IBX centers increase and as newly opened IBX centers in the Chicago, Los Angeles and Silicon Valley metro areas commence operations more fully in the remainder of 2006.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues were $16.5 million for the nine months ended September 30, 2006 as compared to $15.1 million for the nine months ended September 30, 2005. Asia-Pacific cost of revenues for the nine months ended September 30, 2006 included (i) $2.6 million of depreciation expense, (ii) $355,000 stock-based compensation as a result of our adoption of SFAS 123(R)

in the three months ended March 31, 2006 and (iii) $195,000 of non-cash rent expense associated with the value attributed to warrants issued in May 2004 to our landlord in connection with a lease amendment for our Hong Kong IBX center. Asia-Pacific cost of revenues for the nine months ended September 30, 2005 included (i) $2.9 million of depreciation expense and (ii) $195,000 of non-cash rent expense. Excluding depreciation, stock-based compensation and non-cash rent expense, Asia-Pacific cost of revenues increased period over period to $13.4 million for the nine months ended September 30, 2006 from $12.0 million for the nine months ended September 30, 2005, a 12% increase. This increase was primarily the result of increasing utility and bandwidth costs in line with increasing customer installations and revenues attributed to this customer growth. Our Asia-Pacific cost of revenues is generated in Hong Kong, Singapore, Sydney and Tokyo. There are several managed infrastructure service revenue streams unique to our Singapore IBX center, such as mail service and managed platform solutions, that are more labor intensive than our service offerings in the United States. We anticipate that our Asia-Pacific cost of revenues will experience moderate growth in the foreseeable future.

Sales and Marketing. Sales and marketing expenses increased to $23.2 million for the nine months ended September 30, 2006 from $14.8 million for the nine months ended September 30, 2005.

U.S. Sales and Marketing Expenses. U.S. sales and marketing expenses increased to $20.1 million for the nine months ended September 30, 2006 from $12.6 million for the nine months ended September 30, 2005. Included in U.S. sales and marketing expenses for the nine months ended September 30, 2006 were $5.2 million of stock-based compensation expense and $45,000 of amortization expense. Included in U.S. sales and marketing expenses for the nine months ended September 30, 2005 was $1.1 million of stock-based compensation expense and $45,000 of amortization expense associated with an intangible asset in connection with our Santa Clara IBX center. The increase in the stock-based compensation expense period over period is a result of our adoption of SFAS 123(R) in the three months ended March 31, 2006. Excluding stock-based compensation and amortization expense, U.S. sales and marketing expenses increased to $14.8 million for the nine months ended September 30, 2006 as compared to $11.4 million for the nine months ended September 30, 2005, a 30% increase. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. This increase was primarily due to (i) approximately $1.9 million of higher compensation costs, including increases in sales compensation related to strong new customer bookings throughout 2006 and general salary increases and bonuses for our marketing staff and non-commissioned sales staff and (ii) approximately $741,000 of higher travel costs. Going forward, we expect to see U.S. sales and marketing spending to increase nominally in absolute dollars as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. Asia-Pacific sales and marketing expenses increased to $3.1 million for the nine months ended September 30, 2006 as compared to $2.2 million for the nine months ended September 30, 2005. Included in Asia-Pacific sales and marketing expenses for the nine months ended September 30, 2006 was $435,000 of stock-based compensation as a result of our adoption of SFAS 123(R) commencing in the three months ended March 31, 2006. Excluding stock-based compensation, Asia-Pacific sales and marketing expenses were $2.7 million for the nine months ended September 30, 2006 versus $2.2 million for the nine months ended September 30, 2005, a 22% increase. This increase was primarily due to an increase in bad debt expense of approximately $274,000 over the same period last year as a result of recoveries of bad debt expense recorded during the nine months ended September 30, 2005 (negative bad debt expense) of approximately $142,000 due to a strong and successful collections effort on aged receivables previously written-off. Our Asia-Pacific sales and marketing expenses consist of the same types of costs that we incur in our U.S. operations, namely compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. Our Asia-Pacific sales and marketing expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. We expect that our Asia-Pacific sales and marketing expenses will experience some moderate growth in the foreseeable future.

General and Administrative. General and administrative expenses increased to $53.5 million for the nine months ended September 30, 2006 from $33.6 million for the nine months ended September 30, 2005.

U.S. General and Administrative Expenses. U.S. general and administrative expenses increased to $44.9 million for the nine months ended September 30, 2006 as compared to $27.7 million for the nine months ended September 30, 2005. Included in U.S. general and administrative expenses for the nine months ended September 30, 2006 were $13.7 million of stock-based compensation expense and $1.8 million of depreciation expense. Included in U.S. general and administrative expenses for the nine months ended September 30, 2005 were $5.1 million of stock-based compensation expense and $1.2 million of depreciation expense. The increase in the stock-based compensation expense period over period is a result of our adoption of SFAS 123(R) in the three months ended March 31, 2006. Excluding stock-based compensation expense and depreciation expense, U.S. general and administrative expenses increased to $29.4 million for the nine months ended September 30, 2006, as compared to $21.4 million for the same period last year, a 38% increase. This increase was primarily due to (i) approximately $2.5 million of higher compensation costs, including general salary increases, bonuses and headcount growth (168 U.S. general and administrative employees as of September 30, 2006 versus 150 as of September 30, 2005), (ii) an increase in professional fees of approximately $3.8 million due to increased legal fees in connection with our legal matters such as the ongoing review of our past stock option grants and practices, accounting fees and other consulting projects in connection with our growth strategies, (iii) an increase in rent, repair and maintenance expenses of approximately $551,000 in connection with our office expansion in Foster City, California and (iv) an increase in travel expenses of approximately $444,000. General and administrative expenses, excluding stock-based compensation and depreciation, consist primarily of salaries and related expenses, accounting, legal and other professional service fees and other general corporate expenses such as our corporate headquarter office lease. Going forward, we expect U.S. general and administrative spending to increase as we continue to scale our operations to support our growth and as we incur ongoing professional fees to complete the stock option review and resolve related legal matters.

Asia-Pacific General and Administrative Expenses. Asia-Pacific general and administrative expenses increased to $8.6 million for the nine months ended September 30, 2006 as compared to $5.9 million for the nine months ended September 30, 2005. Included in Asia-Pacific general and administrative expenses for the nine months ended September 30, 2006 was (i) $1.8 million of stock-based compensation as a result of our adoption of SFAS 123(R) in the three months ended March 31, 2006 and (ii) $191,000 of depreciation expense. Included in Asia-Pacific general and administrative expenses for the nine months ended September 30, 2005 was $223,000 of depreciation expense. Excluding stock-based compensation and depreciation, Asia-Pacific general and administrative expenses increased to $6.6 million for the nine months ended September 30, 2006, as compared to $5.6 million for the same period last year, a 17% increase. This increase is primarily due to approximately $822,000 of higher compensation costs, including general salary increases and bonuses. Our Asia-Pacific general and administrative expenses consist of the same types of costs that we incur in our U.S. operations, namely salaries and related expenses, accounting, legal and other professional service fees and other general corporate expenses. Our Asia-Pacific general and administrative expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. Our Asia-Pacific headquarters office is located in Singapore. Most of the corporate overhead support functions that we have in the U.S., such as finance, legal, marketing and information technology, also reside in our Singapore office in order to support our Asia-Pacific operations; however, each of our Asia-Pacific locations in Hong Kong, Sydney and Tokyo also have general and administrative staff dedicated to each specific operation. In addition to our Asia-Pacific headquarter office in Singapore, we also have separate office locations in Tokyo and Hong Kong (the Sydney general and administrative staff work out of the Sydney IBX center). We expect that our Asia-Pacific general and administrative expenses will experience some moderate growth in the foreseeable future.

Restructuring Charges. During the nine months ended September 30, 2006, we recorded an additional restructuring charge of $1.5 million as a result of revised sublease assumptions on two of our excess space leases in the New York and Los Angeles metro areas as a result of new information becoming available. The original restructuring charge for these two leases was recorded in the fourth quarter of 2004 and totaled $17.7 million. We are contractually committed to these two excess space leases through 2015.

Interest Income. Interest income increased to $5.1 million from $2.6 for the nine months ended September 30, 2006 and 2005, respectively. Interest income increased due to higher average cash, cash equivalent and short-term investment balances held in interest-bearing accounts during these periods, as well as higher yields on those balances due to increased interest rates. The average yield for the nine months ended September 30, 2006 was 4.47% versus 3.11% for the nine months ended September 30, 2005.

Interest Expense. Interest expense increased to $11.0 million from $6.3 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in interest expense was primarily due to increases in interest expense associated with the new financings entered into during 2005: (i) the $9.7 million financing for equipment we purchased in connection with our Chicago IBX acquisition in November 2005, which bears interest at 7.50%; (ii) the $38.1 million financing we recorded in connection with our Los Angeles IBX financing in December 2005, which bears interest at 7.75% and (iii) the $60.0 million mortgage payable we recorded in connection with our Ashburn campus financing in December 2005, which bears interest at 8.00%. This increase was partially offset by the conversion activities during the fiscal year 2005 that resulted in a decrease in interest expense. In November 2005, STT Communications converted the remaining 5% of the outstanding 14% convertible secured notes and unpaid interest totaling $2.2 million into 240,578 shares of our preferred stock, which was immediately converted into 240,578 shares of our common stock. Furthermore, in connection with various construction projects related to our IBX expansion efforts during the nine months ended September 30, 2006, we capitalized $1.0 million of interest expense to construction in progress. We did not capitalize any interest during the nine months ended September 30, 2005.

Income Taxes. A full valuation allowance is recorded against our net deferred tax assets as management cannot conclude, based on available objective evidence including recurring historical losses, that it is more likely than not that the net value of our deferred tax assets will be realized. However, for the nine months ended September 30, 2006 and 2005, we recorded $870,000 and $553,000, respectively, of income tax expense, primarily representing income taxes related to alternative minimum tax and foreign jurisdictions. We have not incurred any significant income tax expense since inception and we do not expect to incur any significant income tax expense during 2006 and 2007 other than alternative minimum tax.

Cumulative Effect of a Change in Accounting Principle. As a result of our adoption of SFAS No. 123(R), “Share-Based Payment,” during the nine months ended September 30, 2006, we recorded a reduction of expense totaling $376,000, which is reflected as a cumulative effect of a change in accounting principle on our statement of operations for this period. This amount reflects the application of an estimated forfeiture rate to partially vested employee equity awards as of January 1, 2006 that we accounted for under APB 25, which was primarily for restricted stock awards to our executive officers that were granted during the three months ended March 31, 2005.

Liquidity and Capital Resources

As of September 30, 2006, our total indebtedness was comprised of (i) non-convertible debt and financing obligations totaling $155.0 million from our Washington D.C. metro area IBX capital lease, San Jose IBX equipment and fiber financing, Chicago IBX equipment financing, Los Angeles IBX financing and Ashburn campus mortgage payable and (ii) convertible debt totaling $86.3 million from our convertible subordinated debentures as outlined below.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities and anticipated cash from financings expected to close in the fourth quarter of 2006 as described below, to meet our currently identified business objectives for at least the next twelve months. As of September 30, 2006, we had $166.3 million of cash, cash equivalents and short-term and long-term investments. Since the quarter ended September 30, 2003, we have generated positive operating cash flow in each quarter and expect this trend to continue throughout the remainder of 2006 and beyond. In addition, as of September 30, 2006, we had $28.3 million of additional liquidity available to us under the $75.0 million Silicon Valley Bank revolving credit line, which was amended in August 2006, in the event we need additional cash to fund expansion activities, fund working capital requirements or pursue attractive strategic opportunities that may become available in the future. In September 2006, we received loan commitments, subject to customary closing conditions, for a total of $150.0 million to finance our Washington, D.C. metro area IBX expansion project and Chicago metro area IBX expansion project in long-term financing arrangements at anticipated rates of approximately 8%, which we expect to close during the fourth quarter of 2006. While we expect that our cash flow from operations will continue to increase, we expect our cash flow used in investing activities, primarily as a result of our expected purchases of property and equipment to complete these expansion projects, will also increase and we expect them to be greater than our cash flows generated from operating activities. As a result, while we believe we have sufficient cash, coupled with anticipated cash generated from operating activities and anticipated cash from financings expected to close in the fourth quarter of 2006, to meet our currently identified business objectives for at least the next twelve months, we will investigate additional financing opportunities in connection with our current and future expansion plans, in order to continue to meet our cash requirements to fund our other capital expenditures, debt service and corporate operating requirements and maintain our cash and working capital position. However, given our limited operating history, additional potential expansion opportunities that we may decide to pursue and other business risks that may cause our operating results to fluctuate, we may not achieve our desired levels of profitability or cash requirements in the future. For further information, refer to “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q below.

Sources and Uses of Cash

Net cash provided by our operating activities was $49.5 million and $49.0 million for the nine months ended September 30, 2006 and 2005, respectively. This increase was primarily due to improved operating results, excluding the increase in stock-back compensation as a result of our adoption of SFAS 123(R) in 2006; however, these improved operating results were mostly offset by additional restructuring charge payments as a result of our 2005 restructuring charge. While this increased level of restructuring charge payments has had an impact on our ability to grow our cash from operating activities, we expect that we will continue to generate cash from our operating activities throughout the remainder of 2006 and beyond.

Net cash used in our investing activities was $121.7 million and $39.0 million for the nine months ended September 30, 2006 and 2005, respectively. Net cash used in investing activities for the nine months ended September 30, 2006 was primarily the result of the capital expenditures required to bring our recently acquired IBX centers in the Chicago, Los Angeles and Silicon Valley metro areas to Equinix standards, the Washington, D.C. metro area IBX expansion project and Chicago metro area expansion project and to support our growing customer base, as well as the net purchases of our short-term and long-term investments and the purchase of our Chicago IBX property in June 2006 for $9.8 million. Net cash used in investing activities during the nine months ended September 30, 2005 was primarily the result of the net purchases of our short-term and long-term investments, as well as capital expenditures required to bring our recently acquired IBX centers in the Silicon Valley and Washington, D.C. metro areas to Equinix standards and to support our growing customer base. For the remainder of 2006 and beyond, we anticipate that our cash used in investing activities, excluding the purchases, sales and maturities of short-term and long-term investments, will primarily be for our capital expenditures, which we expect to be substantial, as well as additional purchases of real estate that we may undertake in the future.

Net cash provided by financing activities was $37.4 million and $6.7 million for the nine months ended September 30, 2006 and 2005, respectively. Net cash provided by financing activities for the nine months ended September 30, 2006, was primarily due to the $40.0 million borrowing from the $75.0 million Silicon Valley Bank revolving credit line that we borrowed in September 2006 and proceeds from the exercises of employee stock options and purchases from our employee stock purchase plan, partially offset by the repayment of the $30.0 million borrowing from the $50.0 million Silicon Valley Bank revolving credit line that we borrowed in October 2005 and principal payments for our capital lease and other financing obligations and Ashburn campus mortgage payable. Net cash provided by financing activities for the nine months ended September 30, 2005, was primarily the result of proceeds from the exercises of warrants and employee stock options and purchases from our employee stock purchase plans, offset primarily by principal payments for our capital lease and other financing obligations. In September 2006, we received loan commitments, subject to customary closing conditions, for a total of $150.0 million to finance our Washington, D.C. metro area IBX expansion project and Chicago metro area IBX expansion project in long-term financing arrangements at anticipated rates of approximately 8%, which we expect to close during the fourth quarter of 2006.

Debt Obligations – Non-Convertible Debt

As of September 30, 2006, our non-convertible debt totaled $155.0 million and was comprised of our (i) Washington D.C. metro area IBX capital lease, (ii) San Jose IBX equipment and fiber financing, (iii) Chicago IBX equipment financing, (iv) Los Angeles IBX financing and (v) Ashburn campus mortgage payable. Furthermore, as of September 30, 2006, we had utilized $6.7 million of the credit line through the issuance of letters of credit and $40.0 million borrowing, and, as a result, we had $28.3 million of additional liquidity available to us under the $75.0 million Silicon Valley Bank revolving credit line.

Washington D.C. Metro Area IBX Capital Lease. In April 2004, we entered into a long-term lease for a 95,000 square foot data center in the Washington, D.C. metro area. The center is adjacent to our existing Washington D.C. metro area IBX center. This lease, which includes the leasing of all of the IBX plant and machinery equipment located in the building, is a capital lease. We took possession of this property during the fourth quarter of 2004, and as a result, recorded property and equipment assets, as well as a capital lease obligation, totaling $35.3 million. Payments under this lease will be made monthly through October 2019 at an effective interest rate of 8.50% per annum. As of September 30, 2006, principal of $33.9 million remained outstanding under this capital lease.

San Jose IBX Equipment and Fiber Financing. In December 2004, we entered into a long-term lease for a 103,000 square foot data center in San Jose, and at the same time entered into separate agreements to purchase the equipment located within this new IBX center and to interconnect all three of our Silicon Valley area IBX centers to each other through redundant dark fiber links. Under U.S. generally accepted accounting principles, these three separate agreements are considered to be a single arrangement. Furthermore, while the building component of this transaction is classified as a long-term operating lease, the equipment and fiber portions of the transaction are classified as financed assets. We took possession of this property during the first quarter of 2005, and as a result, recorded property and equipment and prepaid fiber assets, as well as a financing obligation, totaling $18.7 million. Payments under this financing obligation will be made monthly through May 2020 at an effective interest rate of 8.50% per annum. As of September 30, 2006, principal of $14.8 million remained outstanding under this financing obligation.

Chicago IBX Equipment Financing. In July 2005, we entered into a long-term sublease for a 107,000 square foot data center in Chicago, and at the same time entered into a separate agreement to purchase the equipment located within this IBX center. Under U.S. generally accepted accounting principles, these two separate agreements are considered to be a single arrangement. Furthermore, while the building component of this transaction is classified as a long-term operating lease, the equipment portion of the transaction is classified as financed assets. We took possession of this property and title to the equipment assets in November 2005, and as a result, recorded IBX equipment assets, as well as a financing obligation, totaling $9.7 million at that time. Payments under this financing obligation will be made monthly through August 2015 at an effective interest rate of 7.50% per annum. As of September 30, 2006, principal of $8.2 million remained outstanding under this financing obligation.

Los Angeles IBX Financing. In September 2005, we purchased a 107,000 square foot data center in the Los Angeles metro area for $34.7 million, which we paid for in full with cash in September 2005. In October 2005, we entered into a purchase and sale agreement to sell this Los Angeles IBX for $38.7 million and to lease it back from the purchaser pursuant to a long-term lease, which closed in December 2005, and we received net proceeds from the sale of this property of $38.1 million. However, due to our continuing involvement in regards to certain aspects of this property, the sale and leaseback of this property does not qualify as a sale-leaseback under generally accepted accounting principles, but rather is accounted for as a financing of the property. We refer to this portion of the transaction as the Los Angeles IBX financing. Pursuant to the Los Angeles IBX financing, we recorded a financing obligation liability totaling $38.1 million in December 2005. Payments under the Los Angeles IBX financing will be made monthly through December 2025 at an effective interest rate of 7.75% per annum. As of September 30, 2006, principal of $38.1 million remained outstanding under this financing obligation.

Ashburn Campus Mortgage Payable. In December 2005, we completed the financing of our October 2005 purchase of the Ashburn campus property with a $60.0 million mortgage to be amortized over 20 years. Upon receipt of the $60.0 million of cash, which we received in December 2005, we recorded a $60.0 million mortgage payable, which we refer to as the Ashburn campus mortgage payable. Payments under the Ashburn campus mortgage payable will be made monthly through January 2026 at an effective interest rate of 8% per annum. As of September 30, 2006, principal of $59.2 million remained outstanding under this mortgage payable.

$75.0 Million Silicon Valley Bank Revolving Credit Line. In December 2004, we entered into a $25.0 million line of credit arrangement with Silicon Valley Bank that matured in December 2006. In September 2005, we amended the Silicon Valley Bank credit line by entering into a $50.0 million revolving line of credit agreement with Silicon Valley Bank, replacing the previously outstanding $25.0 million line of credit arrangement with the same bank. In August 2006, we amended the Silicon Valley Bank credit line by entering into a $75.0 million revolving line of credit agreement with Silicon Valley Bank, replacing the previously outstanding $50.0 million line of credit arrangement with the same bank, and adding General Electric Capital Corporation (GE) as a lender. We refer to this transaction as the $75.0 million Silicon Valley Bank revolving credit line. The $75.0 million Silicon Valley Bank revolving credit line allows for issuance of letters of credit (in addition to revolving borrowings). The $75.0 million Silicon Valley Bank revolving credit line also has an option for us to increase the amount of the line to $100.0 million at a later date, subject to approval of the lender or lenders electing to participate in such increase. Borrowings under the $75.0 million Silicon Valley Bank revolving credit line will continue to bear interest at variable interest rates, plus the applicable margins which were in effect prior to the amendment, based on either prime rates or LIBOR rates. In October 2005, we elected to borrow $30.0 million from the $50.0 million Silicon Valley Bank revolving credit line, which we refer to as the $30.0 million borrowing and which we paid back in full in January 2006. The $30.0 million borrowing was used to fund a portion of the purchase of the Ashburn IBX property acquisition. In September 2006, we elected to borrow $40.0 million from the $75.0 million Silicon Valley Bank revolving credit line, which we refer to as the $40.0 million borrowing, of which $20.0 million of the $40.0 million borrowing was borrowed at the prime rate and bears interest at 8.75% per annum and the remaining $20.0 million was borrowed at a spread over the one-month LIBOR rate and bears interest at 7.824% per annum. The $40.0 million borrowing was used to fund capital expenditures and construction costs related to the Washington D.C. metro area IBX expansion project and Chicago metro area IBX expansion project. As of September 30, 2006, in addition to the $40.0 million borrowing, we had also utilized $6.7 million under the letters of credit sublimit with the issuance of five letters of credit under the $75.0 million Silicon Valley Bank revolving credit line reducing the amount of borrowings available to us from $75.0 million to $28.3 million. These letters of credit automatically renew in successive one-year periods until the final lease expiration dates. If the landlords for any of these five IBX leases decide to draw down on these letters of credit, we will be required to fund these letters of credit either through cash collateral or borrowings under the $75.0 million Silicon Valley Bank revolving credit line. As of September 30, 2006, the $40.0 million borrowing from $75.0 million Silicon Valley Bank revolving credit line had an effective blended interest rate of 8.29% per annum. The $75.0 million Silicon Valley Bank revolving credit line matures on September 15, 2008 and is secured by substantially all of our domestic personal property assets and certain of our real property leases and contains several financial covenants, which require compliance with maximum leverage and working capital ratios and a minimum EBITDA target, all of which we were in compliance with as of September 30, 2006.

In October 2006, we utilized an additional $7.8 million under the letters of credit sublimit associated with the $75.0 million Silicon Valley Bank revolving credit line in connection with the new lease for the New York metro area IBX expansion project and we also fully repaid the $40.0 million borrowing under the $75.0 million Silicon Valley Bank revolving credit line.

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

Debt Maturities, Financings, Leases and Other Contractual Commitments

We lease our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2025. The following represents our debt maturities, financings, leases and other contractual commitments as of September 30, 2006 (in thousands):

	Borrowings under credit line and convertible subordinated debentures	Mortgage payable	Capital lease and other financing obligations	Operating leases covered under accrued restructuring charges	Operating leases (1)	Other contractual commitments (1)	Total
2006 (three months remaining)	$40,000	$1,505	$2,348	$3,579	$7,843	$65,420	$120,695
2007	—	6,022	9,568	13,954	31,275	2,609	63,428
2008	—	6,022	9,842	13,262	31,140	760	61,026
2009	86,250	6,022	10,122	13,309	31,077	—	146,780
2010	—	6,022	10,409	3,357	30,047	—	49,835
2011 and thereafter	—	90,838	128,354	18,134	155,976	—	393,302

	126,250	116,431	170,643	65,595	287,358	68,789	835,066
Less amount representing interest	—	(57,266)	(82,123)	—	—	—	(139,389)
Plus amount representing residual property value	—	—	6,555	—	—	—	6,555
Less amount representing estimated subrental income and expense	—	—	—	(14,759)	—	—	(14,759)
Less amount representing accretion	—	—	—	(6,291)	—	—	(6,291)

	$126,250	$59,165	$95,075	$44,545	$287,358	$68,789	$681,182

(1)	Represents off-balance sheet arrangements. Other contractual commitments are described below.

In connection with five of our IBX operating leases, we have entered into five irrevocable letters of credit with Silicon Valley Bank. These letters of credit were provided in lieu of cash deposits under the letters of credit sublimit provision in connection with the $75.0 million Silicon Valley Bank revolving credit line. The letters of credit total $6.7 million, are collateralized by the $75.0 million Silicon Valley Bank revolving credit line and automatically renew in successive one-year periods until the final lease expiration dates. If the landlords for any of these five IBX leases decide to draw down on these letters of credit, we will be required to fund these letters of credit either through cash collateral or borrowings under the Silicon Valley Bank revolving credit line. This contingent commitment is not reflected in the table above. In October 2006, we utilized an additional $7.8 million under the letters of credit sublimit associated with the $75.0 million Silicon Valley Bank revolving credit line in connection with the new lease for the New York metro area IBX expansion project.

Primarily as a result of our recent IBX expansions in the Chicago, Los Angeles, Silicon Valley and Washington D.C. metro areas, as of September 30, 2006, we were contractually committed for $61.2 million of un-accrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers prior to making them available to customers for installation. This amount, which is expected to be paid in 2006 and 2007, is reflected in the table above as an “other contractual commitment.” In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures beyond the $61.2 million contractually committed as of September 30, 2006 in these three markets during the remainder of 2006 and the nine months ended September 30, 2007 of approximately $270.0 million to $280.0 million in order to complete the work needed to bring these new IBXs up to Equinix standards. This non-contractual capital expenditure spending is not reflected in the table above. Lastly, we have other, non-capital purchase commitments in place as of September 30, 2006, such as commitments to purchase power in select locations, primarily in the U.S. and Singapore, and other open purchase orders, which contractually bind us for goods or services to be delivered or provided later in 2006 and 2007. Such other purchase commitments as of September 30, 2006, which total $7.6 million, are also reflected in the table above as an “other contractual commitments.”

Summary

Our utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Our utilization rate grew to 54% as of September 30, 2006 from 51% as of September 30, 2005; however, excluding the impact of our recent expansions in the Chicago, Los Angeles and Silicon Valley metro areas, our utilization rate would have been 63% as of September 30, 2006. Although we have substantial capacity for growth, our utilization rates vary from market to market among our IBX centers in the eleven markets across the U.S. and Asia-Pacific. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. Once capacity becomes limited, we perform demand studies to determine if future expansion is warranted. In addition, power and cooling requirements for some customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of draw our customers take from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. We could face power limitations in our centers even though we may have additional physical capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows. As a result of these power limitations in our existing IBX centers, the maximum utilization rate that we expect to achieve for most IBX centers until we consider an IBX center full or sold-out is approximately 75-80% depending on the building configurations.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service offerings, such as our acquisition of the Sprint property in Santa Clara in December 2003, our 2004 expansions in the Washington, D.C. and Silicon Valley metro area markets and our 2005 expansions in the Chicago, Los Angeles and Silicon Valley metro area markets, our 2006 expansions in the Washington, D.C., Chicago and New York metro area markets, which are expected to open in 2007 (see “Recent Developments”). However, we will continue to be very selective with any similar opportunity. As was the case with these recent expansions in the Washington, D.C., Chicago, Los Angeles and Silicon Valley metro area markets, our expansion criteria will be dependent on demand from new and existing customers, quality of the design, power capacity, access to networks, capacity availability in current market location, amount of incremental investment required by us in the targeted property, lead-time to break-even and in-place customers. Like our recent expansions, the right combination of these factors may be attractive to us. Dependent on the particular deal, these acquisitions may require upfront cash payments and additional capital expenditures or may be funded through long-term financing arrangements in order to bring these centers up to Equinix standards. Property expansion may be in the form of a purchase of real property, as was the case with our recent Washington, D.C. and Chicago metro area property acquisitions, or a short-term or long-term leasing arrangement.

In addition to our successful strategy of acquiring previously or partially built-out centers, we are currently starting new construction to build out new IBX centers in the Washington, D.C. metro area and, on our recently acquired property in the Chicago metro area and New York metro area. As part of our strategy, we will continue to contemplate the possibility of new construction in selective markets where the inventory for high quality data centers is limited. Decisions to build will consider factors such as customer demand, market pricing and the financial returns associated with the construction. Future purchases or construction may be completed by us or with partners or potential customers to minimize the outlay of cash, which can be significant.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities and anticipated cash from financings expected to close in the fourth quarter of 2006 as described below, to meet our currently identified business objectives for at least the next twelve months. As of September 30, 2006, we had $166.3 million of cash, cash equivalents and short-term and long-term investments. Since the quarter ended September 30, 2003, we have generated positive operating cash flow in each quarter and expect this trend to continue throughout the remainder of 2006 and beyond. In addition, as of September 30, 2006, we had $28.3 million of additional liquidity available to us under the $75.0 million Silicon Valley Bank revolving credit line, which was amended in August 2006, in the event we need additional cash to fund expansion activities, fund working capital requirements or pursue attractive strategic opportunities that may become available in the future. In September 2006, we received loan commitments, subject to customary closing conditions, for a total of $150.0 million to finance our Washington, D.C. metro area IBX expansion project and Chicago metro area IBX expansion project in long-term financing arrangements at anticipated rates of approximately 8%, which we expect to close during the fourth quarter of 2006. While we expect that our cash flow from operations will continue to increase, we expect our cash flow used in investing activities, primarily as a result of our expected purchases of property and equipment to complete these expansion projects, will also increase and we expect them to be greater than our cash flows generated from operating activities. As a result, while we believe we have sufficient cash, coupled with anticipated cash generated from operating activities and anticipated cash from financings expected to close in the fourth quarter of 2006, to meet our currently identified business objectives for at least the next twelve months, we will investigate additional financing opportunities in connection with our current and future expansion plans, in order to continue to meet our cash requirements to fund our other capital expenditures, debt service and corporate operating requirements and maintain our cash and working capital position. However, given our limited operating history, additional potential expansion opportunities that we may decide to pursue and other business risks that may cause our operating results to fluctuate, we may not achieve our desired levels of profitability or cash requirements in the future.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125” (“SFAS No. 155”). SFAS No. 155 improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for such instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (iv) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently in the process of evaluating the impact that the adoption of SFAS No. 155 will have on our financial position, results of operations and cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 155 is effective for fiscal years beginning after December 15, 2007. We are currently in the process of evaluating the impact that the adoption of SFAS No. 157 will have on our financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. We will adopt the provisions of SAB 108 during the fourth quarter of 2006. We are currently in the process of evaluating the impact that the adoption of SAB 108 will have on our financial position, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

The following discussion about market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We may be exposed to market risks related to changes in interest rates and foreign currency exchange rates and fluctuations in the prices of certain commodities, primarily electricity.

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

Interest Rate Risk

Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio. All of our cash equivalents and marketable securities are designated as available-for-sale and are therefore recorded at fair market value on our balance sheet with the unrealized gains or losses reported as a separate component of other comprehensive income or loss. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of September 30, 2006 our portfolio maturity was relatively short. If current interest rates were to increase or decrease by 10% from their position as of September 30, 2006, the fair market value of our investment portfolio could increase or decrease by approximately $314,000.

An immediate 10% increase or decrease in current interest rates from their position as of September 30, 2006 would furthermore not have a material impact on our debt obligations due to the fixed nature of the majority of our debt obligations. However, the interest expense associated with our $75.0 million revolving credit line, which bears interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR, could be affected. In October 2005, we elected to borrow $30.0 million at a one-month LIBOR interest rate, inclusive of the applicable margin, of 5.72% per annum. Upon the one-month maturity date of the $30.0 million borrowing, we had the opportunity to either repay all or a portion of the $30.0 million borrowing, or convert the $30.0 million borrowing into a new borrowing at either the then applicable one, three or six month LIBOR rate plus an applicable margin or at the prime rate. We elected to continue rolling this borrowing forward in monthly increments at the then applicable one-month LIBOR interest rates, inclusive of the applicable margin, until such time that we decided to repay the $30.0 million borrowing in full in January 2006 at which point the effective interest rate had risen to 6.12%. In September 2006, we elected to borrow $40.0 million from the $75.0 million Silicon Valley Bank revolving credit line, of which $20.0 million of the $40.0 million borrowing was borrowed at the prime rate and bears interest at 8.75% per annum and the remaining $20.0 million was borrowed at a spread over the one-month LIBOR rate and bears interest at 7.824% per annum. As of September 30, 2006, the effective blended interest rate of our $40.0 million borrowing from the $75.0 million Silicon Valley Bank revolving credit line, which was repaid in full in October 2006, was 8.29% per annum. Any borrowings from our $75.0 million Silicon Valley Bank revolving credit line are subject to interest rate risk.

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but do not impact our earnings or cash flows. The fair market value of our convertible subordinated debentures is based on quoted market prices. The estimated fair value of our convertible subordinated debentures as of September 30, 2006 was approximately $131.2 million versus approximately $98.9 million as of December 31, 2005.

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

On June 29, 2006 and September 18, 2006, shareholder derivative complaints were filed in the Superior Court of the State of California, County of San Mateo against certain of our current and former officers and directors (the “Defendants”). The complaints allege that the Defendants breached their fiduciary duties by engaging in allegedly improper stock option grant practices since at least 2000, and by failing to adequately disclose such transactions. The complaints seek unspecified monetary damages, corporate governance changes and restitution. On October 13, 2006, a third shareholder derivative complaint related to allegedly improper stock option grant practices was filed in the United States District Court for the Northern District of California against certain of our current and former officers and directors. The complaint seeks unspecified monetary and punitive damages, corporate governance changes, and the imposition of a constructive trust over certain stock options and related proceeds. At the appropriate time, we expect to file motions to dismiss these lawsuits due to the plaintiffs’ unexcused failure to make a demand on us before filing the actions. In addition to the current derivative claims, we may be subject to additional derivative or other lawsuits that may be presented on an individual or class basis alleging claims based on our stock option granting practices. Similar lawsuits and investigations have been commenced against numerous other companies based on similar allegations.

Responding to, investigating and/or defending against civil litigations and government inquiries regarding our stock option grants and practices will present a substantial cost to us in both cash and the attention of certain management and may have a negative impact on our operations. In addition, in the event of any negative finding or assertion by the SEC, U.S. Attorney, court of law or any third party claim related to our stock option granting practices, we may be liable for damages, fines or other civil or criminal remedies or remedial actions, or be required to restate our prior period financial statements or adjust our current period financial statements. Any such adverse action could have a material adverse effect on our business and current market value.

Item 1A. Risk Factors

In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business and us:

Risks Related to Our Business

We have incurred substantial losses in the past and may continue to incur additional losses in the future.

Although we have generated cash from operations since the quarter ended September 30, 2003, for the years ended December 31, 2005, 2004 and 2003, we incurred net losses of $42.6 million, $68.6 million and $84.2 million, respectively. For the nine months ended September 30, 2006, we incurred additional net losses of $15.5 million. Although we believe we are approaching a position of having our net losses decrease to a breakeven level or even possibly producing some nominal level of net income in the foreseeable future, we are also currently investing heavily in our future growth through the build-out of several additional IBX centers. As a result, we will have additional depreciation and other operating expenses that will negatively impact our ability to achieve and sustain profitability until these new IBX centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. Although our goal is to achieve profitability, there can be no guarantee that we will become profitable, and we may continue to incur additional losses. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

In addition, two shareholder derivative complaints were filed in the Superior Court of the State of California, County of San Mateo against certain of our current and former officers and directors. The complaints allege that the defendants breached their fiduciary duties by engaging in allegedly improper stock option grant practices since at least 2000, and by failing to adequately disclose such transactions. The complaints seek unspecified monetary damages, corporate governance changes and restitution. A third shareholder derivative complaint related to allegedly improper stock option grant practices was filed in the United States District Court for the Northern District of California against certain of our current and former officers and directors. The complaint seeks unspecified monetary and punitive damages, corporate governance changes, and the imposition of a constructive trust over certain stock options and proceeds.

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

Responding to, investigating and/or defending against government inquiries and civil litigations regarding our stock option grants and practices will present a substantial cost to us in both cash and the attention of certain management and may have a negative impact on our operations. Our current and former officers and directors could also seek indemnification or advancement or reimbursement of expenses from us, including attorneys’ fees, with respect to the ongoing proceedings mentioned and any subsequent proceedings. In addition, in the event of any negative finding or assertion by the SEC, U.S. Attorney, court of law or any third party claim related to our stock option granting practices, we may be liable for damages, fines or other civil or criminal remedies or remedial actions, or be required to restate prior period financial statements or adjust current period financial statements.

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

For the years ended December 31, 2005, 2004 and 2003, we recognized 13%, 13% and 15%, respectively, of our revenues outside North America. For both the three and nine months ended September 30, 2006, we recognized 14% of our revenues outside North America. We anticipate that, for the foreseeable future, a significant part of our revenues will be derived from sources outside North America.

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

We believe that most of the pre-existing built-out data centers have already been acquired, and that there are few if any viable distressed assets available for us to acquire in our key markets today. In order to sustain our growth in these markets, we must acquire suitable land with or without structures to build our new IBX centers from the ground up (a “greenfield” build). Greenfield builds are currently underway in the Chicago, Washington D.C. and New York metro areas. A greenfield build involves substantial planning and lead-time, much longer time to completion than we have currently seen in our recent IBX retrofits of existing data centers, and significantly higher costs of construction, equipment, and materials which could have a negative impact on our returns. A greenfield build also requires us to carefully select and rely on the experience of one or several general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays, increased costs to complete the project, and other negative impacts to our expected returns. Site selection is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets with the necessary combination of high power capacity and fiber connectivity.

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

We have recently acquired several new IBX centers, and we may seek to acquire additional IBX centers, real estate for development of new IBX centers, or complementary businesses, products, services or technologies. As a result of these acquisitions, we may be required to incur additional debt and expenditures and issue additional shares of our common stock to pay for the acquired businesses, products, services or technologies, which will dilute our stockholders’ ownership interest and may delay, or prevent, our profitability. These acquisitions may also expose us to risks such as:

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

Customers are increasing their use of high-density electrical power equipment, such as blade servers, in our IBX centers which has significantly increased the demand for power on a per cabinet basis. Because most of our centers were built several years ago, the current demand for electrical power may exceed the designed electrical capacity in these centers. As electrical power, not space, is typically the limiting factor in our IBX data centers, our ability to fully utilize our IBX centers may be limited in these centers. The availability of sufficient power may also pose a risk to the successful operation of our new IBX centers. The ability to increase the power capacity of an IBX, should we decide to, is dependent on several factors including, but not limited to, the local utility’s ability to provide additional power; the length of time required to provide such power; and/or whether it is feasible to upgrade the electrical infrastructure of an IBX to deliver additional power to customers. Although we are currently designing and building to a much higher power specification, there is a risk that demand will continue to increase and our IBX centers could become obsolete sooner than expected.

Our business could be harmed by prolonged electrical power outages or shortages, increased costs of energy or general lack of availability of electrical resources.

Our IBX centers are susceptible to regional costs of power, electrical power shortages, planned or unplanned power outages such as those that occurred in California during 2001 and in the Northeast in 2003, or from natural disasters such as the tornados in the U.S. East Coast in 2004, and limitations, especially internationally, on availability of adequate power resources. Power outages could harm our customers and our business. We attempt to limit exposure to system downtime by using backup generators and power supplies, however, we may not be able to limit our exposure entirely even with these protections in place, as was the case with power outages we experienced in our Chicago and Washington, D.C. metro area IBX centers in 2005. In addition, the overall power shortage in California has increased the cost of energy, and although contractual price increase clauses may exist, we may not be able to pass these increased costs on to our customers.

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

As of September 30, 2006, STT Communications, through its subsidiary, i-STT Investments (Bermuda) Ltd., had voting control over approximately 15% of our outstanding common stock. In addition, STT Communications is not prohibited from buying shares of our stock in public or private transactions. As a result, STT Communications is able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could prevent or delay a third party from acquiring or merging with us.

We may be forced to take steps, and may be prevented from pursuing certain business opportunities, to ensure compliance with certain tax-related covenants agreed to by us in the combination agreement.

We agreed to a covenant in the combination agreement (which we refer to as the FIRPTA covenant) that we would use all commercially reasonable efforts to ensure that at all times from and after the closing of the combination none of our capital stock issued to STT Communications would constitute “United States real property interests” within the meaning of Section 897(c) of the Code. Under Section 897(c) of the Code, our capital stock issued to STT Communications would generally constitute “United States real property interests” at such point in time that the fair market value of the “United States real property interests” owned by us equals or exceeds 50% of the sum of the aggregate fair market values of (a) our “United States real property interests,” (b) our interests in real property located outside the U.S., and (c) any other assets held by us which are used or held for use in our trade or business. Currently, the fair market value of our “United States real property interests” is significantly below the 50% threshold. However, in order to assure compliance with the FIRPTA covenant, we may be limited with respect to the business opportunities we may pursue, particularly if the business opportunities would increase the amounts of “United States real property interests” owned by us or decrease the amount of other assets owned by us. In addition, we may take proactive steps to avoid our capital stock being deemed “United States real property interest,” including, but not limited to, (a) a sale-leaseback transaction with respect to some or all of our real property interests, or (b) the formation of a holding company organized under the laws of the Republic of Singapore which would issue shares of its capital stock in exchange for all of our outstanding stock (this reorganization would require the submission of that transaction to our stockholders for their approval and the consummation of that exchange). We will take these actions only if such actions are commercially reasonable for our stockholders and us. We have entered into an agreement with STT Communications and its affiliate pursuant to which we will no longer be bound by the FIRPTA covenant as of September 30, 2009. If we were to breach this covenant, we may be liable for damages to STT Communications.

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

Problems at one or more of our IBX centers, whether or not within our control, could result in service interruptions or significant equipment damage. We have service level commitment obligations to certain of our customers, including our significant customers. As a result, service interruptions or significant equipment damage in our IBX centers could result in difficulty maintaining service level commitments to these customers. For example, for the nine months ended September 30, 2005, we recorded $607,000 in service level credits to various customers, primarily associated with two separate power outages that affected our Chicago and Washington, D.C. metro area IBX centers. If we incur significant financial commitments to our customers in connection with a loss of power, or our failure to meet other service level commitment obligations, our liability insurance and revenue reserves may not be adequate. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.

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

A party who is able to breach the security measures on our networks could misappropriate either our proprietary information or the personal information of our customers, or cause interruptions or malfunctions in our operations. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security, which could have a material adverse affect on our financial performance and operating results.

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

Because we depend on the retention of key employees, failure to maintain competitive compensation packages, including stock option incentives, may be disruptive to our business.

Our success in retaining key employees and discouraging them from moving to a competitor is an important factor in our ability to remain competitive. As is common in our industry, our employees are typically compensated through grants of stock options in addition to their regular salaries. In addition to granting stock options to new hires, we periodically grant new stock options to certain employees as an incentive to remain with us. To the extent we are unable to offer competitive compensation packages to our employees and adequately maintain stock option incentives due to stock option expensing or otherwise, and should employees decide to leave us, this may be disruptive to our business and may adversely affect our business, financial condition and results of operations.

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

Since January 1, 2005, our common stock has traded between $31.39 and $70.74 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. Actual sales, or the market’s perception with respect to possible sales, of a substantial number of shares of our common stock within a narrow period of time could cause our stock price to fall. Announcements by others or us may also have a significant impact on the market price of our common stock. These announcements may include:

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

We are subject to securities class action and derivative litigation, which may harm our business and results of operations.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. During the quarter ended September 30, 2001, putative shareholder class action lawsuits were filed against us, a number of our officers and directors, and several investment banks that were underwriters of our initial public offering. The suits allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. In July 2003, a special litigation committee of our board of directors agreed to participate in a settlement with the plaintiffs. The settlement agreement, as amended, is subject to court approval and sufficient participation by defendants in similar actions. If the proposed settlement, as amended, is not approved by the court, or if a sufficient number of defendants do not participate in the settlement, the defense of this litigation may continue and therefore increase our expenses and divert management’s attention and resources. In addition, we may, in the future, be subject to other securities class action or similar litigation.

On June 29, 2006 and September 18, 2006, shareholder derivative complaints were filed in the Superior Court of the State of California, County of San Mateo against certain of our current and former officers and directors. The complaints allege that these current and former officers and directors breached their fiduciary duties by engaging in allegedly improper stock option grant practices since at least 2000 and by failing to adequately disclose such transactions. The complaints seek unspecified monetary damages, corporate governance changes, and restitution. A third shareholder derivative complaint related to allegedly improper stock option grant practices was filed in the United States District Court for the Northern District of California against certain of our current and former officers and directors. The complaint seeks unspecified monetary and punitive damages, corporate governance changes, and the imposition of a constructive trust over certain stock options and related proceeds. In addition to the current derivative claims, we may be subject to derivative and other lawsuits that may be maintained on an individual or class basis alleging claims based on our stock option granting practices. Responding to, investigating and/or defending against these complaints will present a substantial cost to us in both cash and the attention of certain management.

Any adverse outcome in litigation could seriously harm our business and results of operations.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed Herewith

2.1	Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.	Def. Proxy 14A	12/12/02

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02

3.2	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02

3.3	Bylaws of the Registrant.	10-K	12/31/02

3.4	Certificate of Amendment of the Bylaws of the Registrant.	10-Q	6/30/03

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.10	Registration Rights Agreement (See Exhibit 10.75).

4.11	Indenture (see Exhibit 10.99).

10.2	Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).	S-4 (File No. 333-93749)	12/29/99

10.5	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99

10.9+	Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.	S-4/A (File No. 333-93749)	5/9/00

10.10+	Lease Agreement with Market Halsey Urban Renewal, LLC, dated as of May 3, 1999.	S-4/A (File No. 333-93749)	2/24/00

10.11+	Lease Agreement with Laing Beaumeade, dated as of November 18, 1998 and subsequently assigned to Equinix Operating Co., Inc.	S-4/A (File No. 333-93749)	5/9/00

10.12+	Lease Agreement with Rose Ventures II, Inc., dated June 10, 1999.	S-4/A (File No. 333-93749)	5/9/00

10.13+	Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 8, 1999.	S-4/A (File No. 333-93749)	4/20/00

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed Herewith

10.14+	First Amendment to Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of September 9, 1999 and subsequently assigned to Equinix Operating Co., Inc.	S-4/A (File No. 333-93749)	5/9/00

10.15+	Lease Agreement with Nexcomm Asset Acquisition I, L.P., dated as of January 21, 2000.	S-4/A (File No. 333-93749)	5/9/00

10.16+	Lease Agreement with TrizecHahn Centers, Inc. (dba TrizecHahn Beaumeade Corporate Management), dated as of December 15, 1999 and subsequently assigned to Equinix Operating Co., Inc.	S-4/A (File No. 333-93749)	2/24/00

10.23	Purchase Agreement between International Business Machines Corporation and Equinix, Inc. dated May 23, 2000.	S-4/A (File No. 333-93749)	6/2/00

10.24	2000 Equity Incentive Plan.	S-1 (File No. 333-39752)	6/21/00

10.25	2000 Director Option Plan.	S-1/A (File No. 333-39752)	7/19/00

10.27	Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000.	S-1/A (File No. 333-39752)	8/9/00

10.28+	Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of July 1, 2000 and subsequently assigned to Equinix Operating Co., Inc.	10-Q	9/30/00

10.29+	Second Amendment to Lease Agreement with TrizecHahn Beaumeade Technology Center LLC, dated as of May 1, 2000 and subsequently assigned to Equinix Operating Co., Inc.	10-Q	9/30/00

10.30+	Letter Amendment to Lease Agreement with Carrier Central LA, Inc., as successor in interest to 600 Seventh Street Associates, Inc., dated as of August 24, 2000.	10-Q	9/30/00

10.31+	Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24, 2000.	10-Q	9/30/00

10.42+	First Amendment to Deed of Lease with TrizecHahn Beaumeade Technology Center LLC, dated as of March 22, 2001 and subsequently assigned to Equinix Operating Co., Inc.	10-Q	6/30/01

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed Herewith

10.43+	First Lease Amendment Agreement with Market Halsey Urban Renewal, LLC, dated as of May 23, 2001.	10-Q	6/30/01

10.44+	First Amendment to Lease with Nexcomm Asset Acquisition I, L.P., dated as of April 18, 2000.	10-Q	6/30/01

10.45+	Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of December 18, 2000.	10-Q	6/30/01

10.46	First Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated September 26, 2001.	10-Q	9/30/01

10.48	2001 Supplemental Stock Plan.	10-Q	9/30/01

10.53	Second Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated May 20, 2002.	10-Q	6/30/02

10.54+	Amended and Restated Master Service Agreement by and between International Business Machines Corporation and Equinix, Inc., dated as of May 1, 2002.	10-Q	6/30/02

10.56+	Second Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of October 1, 2002.	10-Q	9/30/02

10.58	Form of Severance Agreement entered into by the Company and each of the Company’s executive officers.	10-Q	9/30/02

10.69	Lease Agreement with Downtown Properties, LLC dated as of April 10, 2000, as amended.	10-K	12/31/02

10.70	Lease Agreement with Comfort Development Limited dated November 10, 2000.	10-K	12/31/02

10.71	Lease Agreement with PacEast Telecom Corporation dated June 15, 2000, as amended.	10-K	12/31/02

10.72	Lease Agreement Lend Lease Real Estate Investments Limited dated October 20, 2000.	10-K	12/31/02

10.73	Lease Agreement with AIPA Properties, LLC dated November 1, 1999, as amended.	10-K	12/31/02

10.74	Third Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 30, 2002.	10-K	12/31/02

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed Herewith

10.75	Registration Rights Agreement by and among Equinix and the Initial Purchasers, dated as of December 31, 2002.	10-K	12/31/02

10.83	Securities Purchase and Admission Agreement, dated April 29, 2003, among Equinix, certain of Equinix’s subsidiaries, i-STT Investments Pte Ltd, STT Communications Ltd and affiliates of Crosslink Capital.	8-K	5/1/03

10.84	Sublease by and between Electronics for Imaging as Landlord and Equinix Operating Co., Inc. as Tenant dated February 12, 2003.	10-Q	3/31/03

10.94	Fourth Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of November 21, 2003.	10-K	12/31/03

10.95+	Sublease Agreement between Sprint Communications Company, L.P. and Equinix Operating Co., Inc. dated as of October 24, 2003.	10-K	12/31/03

10.96	Tenancy Agreement over units #03-01, #03-02, #03-03, #03-04 of Block 20 Ayer Rajah Crescent, Singapore 139964.	10-K	12/31/03

10.97	Second Amendment to Lease Agreement with JMA Robinson Redevelopment, LLC, as successor in interest to Carrier Central L.A., Inc., dated as of November 30, 2003.	10-K	12/31/03

10.99	Indenture among Equinix, Inc. and U.S. Bank National Association as Trustee dated February 11, 2004.	10-Q	3/31/04

10.101	First Amendment to Lease Agreement between Lakeside Purchaser L.L.C. as successor in interest to Carlyle-Core Chicago, LLC and Equinix Operating Co., Inc. dated as of July 15, 2003.	10-Q	3/31/04

10.102	Supplemental Lease Agreement with Comfort Development Limited dated May 18, 2004.	S-3 (File No. 333-116322)	6/9/04

10.103+	Lease Agreement dated as of April 21, 2004 between Eden Ventures LLC and Equinix, Inc.	10-Q	6/30/04

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed Herewith

10.104	Lease Amendment Agreement dated June 17, 2004 between Equinix Japan KK and Mitsubishi Electric Information Network Corporation.	10-Q	6/30/04

10.105	Equinix, Inc. 2004 International Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04

10.106	Equinix, Inc. Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04

10.107	First Amendment to Sublease Agreement dated as of June 21, 2004 between Equinix Operating Co. Inc. and Sprint Communications Company L.P.	10-K	12/31/04

10.109+	Assignment and Assumption of Lease and First Amendment to Lease dated as of December 6, 2004, between Equinix Operating Company, Inc., Abovenet Communications, Inc., and Brokaw Interests; and Lease dated December 29, 1999 between Abovenet Communications, Inc., and Brokaw Interests.	10-K	12/31/04

10.111	Sublease dated January 1, 2005 between Equinix, Inc, and At Last Sportswear, Inc./ Sharp Eye, Inc.	10-K	12/31/04

10.113	First Amendment to Lease dated as of January 18, 2005 between Eden Ventures LLC and Equinix, Inc.	10-K	12/31/04

10.115	Form of Restricted Stock Agreement for Equinix’s executive officers under the Company’s 2000 Equity Incentive Plan.	10-K	12/31/05

10.117	Lease Agreement dated June 9, 2005 between Equinix Operating Co., Inc. and Mission West Properties L.P. and associated Guarantee of Equinix, Inc.	10-Q	6/30/05

10.118+	Agreement of Sublease dated as of July 13, 2005 between Equinix Operating Co., Inc. and Verio Inc.	10-Q	6/30/05

10.121	Sale Agreement dated October 3, 2005 between Trizec Realty, LLC and Equinix, Inc. and associated Assignment and Assumption Agreement between Equinix, Inc. and Equinix RP II LLC.	10-Q	9/30/05

10.122	Letter Agreement dated October 6, 2005 among Equinix, Inc., STT Communications Ltd. and I-STT Investments Pte. Ltd.	8-K	10/6/05

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed Herewith

10.123	Purchase and Sale Agreement dated October 24, 2005 between Equinix RP, Inc. and iStar Financial Inc.	10-K	12/31/05

10.124	Transition and Severance Agreement between Equinix, Inc. and Philip Koen dated November 7, 2005.	8-K	11/8/05

10.125	Assignment by Equinix, Inc. and Assumption by Equinix Operating Co., Inc. of Lease and License and Landlord Consent dated January 1, 2006 regarding the leased premises located at 600 W. 7th Street, Los Angeles, California.	10-K	12/31/05

10.126	Lease Agreement dated December 21, 2005 between Equinix Operating Co., Inc. and iStar El Segundo, LLC and associated Guaranty of Equinix, Inc.	10-K	12/31/05

10.127+	Loan and Security Agreement and Note between Equinix RP II, LLC and SFT I, Inc. dated December 21, 2005 and associated guaranty of Equinix, Inc.	10-K	12/31/05

10.128	Lease Agreement dated as of December 21, 2005 between Equinix RP II, LLC and Equinix, Inc.	10-K	12/31/05

10.129	Fifth Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc. dated January 1, 2006 and associated Guaranty of Equinix, Inc.	10-K	12/31/05

10.130	Assignment by Equinix, Inc. and Assumption by Equinix Operating Co., Inc. of Lease dated December 22, 2005 regarding the leased premises located at 44470 Chilum Place, Ashburn, Virginia.	10-K	12/31/05

10.131	2006 Incentive Plan.	10-K	12/31/05

10.132	Purchase Agreement by and between Equinix Operating Co., Inc. and Amalgamated Bank of Chicago, F/K/A Amalgamated Trust and Savings Bank, not personally but as Trustee, dated February 3, 2006.	10-Q	3/31/06

10.133	First Amendment to Sublease by and between Electronics for Imaging, Inc. as Landlord and Equinix Operating Co., Inc. as Tenant dated February 28, 2006.	10-Q	3/31/06

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed Herewith

10.134	Renewal of Offer of Tenancy from JTC Corporation over units #06-01, #06-05/06/07/08, #05-05/06/06A/07/07A/08, #03-05/06/07/08 and #05-01/02/02A/03/03A/04, Block 20 Ayer Rajah Crescent, Singapore 139964, accepted August 1, 2006.	10-Q	6/30/06

10.135	Lease Agreement dated September 14, 2006 between 777 Sinatra Drive Corp. and Equinix, Inc.			X

10.136+	Second Amended and Restated Loan and Security Agreement dated August 10, 2006 between Silicon Valley Bank, General Electric Capital Corporation, Equinix, Inc. and Equinix Operating Co., Inc.			X

21.1	Subsidiaries of Equinix.	10-Q	6/30/06

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.

Date: November 1, 2006

	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.135	Lease Agreement dated September 14, 2006 between 777 Sinatra Drive Corp. and Equinix, Inc.

10.136+	Second Amended and Restated Loan and Security Agreement dated August 10, 2006 between Silicon Valley Bank, General Electric Capital Corporation, Equinix, Inc. and Equinix Operating Co., Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.