Form 10-K
period 2006-12-31
EQUINIX INC
filed 2007-02-28
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(650) 513-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.3 billion.

As of January 31, 2007, a total of 29,810,254 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2007 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2006. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

EQUINIX, INC.

FORM 10-K

DECEMBER 31, 2006

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

Overview

Equinix provides network neutral colocation, interconnection and managed services to enterprises, content companies, systems integrators and the world’s largest network providers. Through our Internet Business Exchange hubs, or IBX hubs, in ten markets in the U.S. and Asia-Pacific, customers can directly interconnect with each other for critical traffic exchange requirements. Direct interconnection to our aggregation of networks, which serve more than 90% of the world’s Internet routes, enables our customers to increase performance while significantly reducing costs. Based on our network neutral model and the quality of our IBX hubs, we believe we have established a critical mass of customers. This critical mass and the resulting “network effect” combined with a strong financial position continue to drive new customer growth and bookings. In addition to our business momentum, significant increases in overall customer demand combined with reduced supply in the data center market has resulted in strong market growth and pricing power. As a result of our largely fixed cost model, any growth in revenue would likely drive incremental margins and increased operating cash flow.

Our network neutral business model is a key differentiator for us in the market. Because we do not operate a network, we are able to offer our customers direct interconnection to the largest aggregation of bandwidth providers and Internet service providers. The world’s top tier Internet service providers, numerous access networks, second tier providers and international carriers such as AOL, at&t, British Telecom, Cable & Wireless, Comcast, Level 3, NTT, Qwest, SingTel, Sprint and Verizon Business are all currently located at our IBX hubs. Access to such a wide variety of networks has attracted nine of the top 10 Internet properties and numerous other enterprise and government customers, including Amazon.com, Bank of America, Electronic Arts, Fox Interactive Media, Gannett, The Gap, Goldman Sachs, Google, IBM, McGraw Hill, MSN, NASA, News Corporation, Salesforce.com, Solo Cup, Sony and Yahoo!.

Our services are primarily comprised of colocation, interconnection, and managed IT infrastructure services.

•	Colocation services include cabinets, power, operations space and storage space for our customers’ colocation needs.

•

Interconnection services include cross connects and switch ports on the Equinix Exchange service. These services provide scalable and reliable connectivity that allow our customers to exchange traffic directly with the service provider of their choice or directly with each other.

•	Managed IT infrastructure services allow our customers to leverage our significant telecommunications expertise, maximize the benefits of our IBX hubs and optimize their infrastructure and resources.

The market for our services has historically been served by large telecommunications carriers who have bundled their telecommunications services and managed services with their colocation offerings. Over the past several years, a number of these telecommunications carriers have eliminated or reduced their colocation footprint to focus on their core businesses. Additionally, many of the competitive providers have failed to scale their businesses and have been forced to exit the market. Although some of our larger customers, including companies such as AOL, Google or MSN operate or are building their own data centers for their large infrastructure deployments, these customers continue to have a presence in an Equinix data center to use our interconnection services to reach their business partners. The need for large, wholesale outsourced data centers is also, more recently, being addressed by real estate investment trusts (REITs) who are building large centers to meet customers’ needs for large or standalone centers, a different customer segment than Equinix serves. However, with the exit of the telecommunications players and the lack of new supply resulting from either legacy centers being unable to address the power needs of today’s customers or a lack of new builds, there now exists a significant supply and demand imbalance to address our target customer’s needs. This reduction in supply in the industry has stabilized pricing and increased the demand for our centers because we have gained many of those customers displaced from these companies as access to their networks is also available in our IBX hubs. Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service offerings.

Recent Developments

During 2006, we granted additional restricted shares to our executive officers and approved stock option grants to our employees as part of our annual refresh program; purchased a property in Chicago to facilitate our expansion plan in the Chicago metro area; announced our expansion projects in the Washington, D.C., Chicago and New York metro areas by building out new centers adjacent to or nearby our existing Washington, D.C., Chicago and New York metro area IBX centers; announced an investigation of our stock option granting practices and related accounting and its subsequent resolution; amended and increased our revolving credit line with Silicon Valley Bank; sold our Honolulu IBX center and acquired a second IBX center in Tokyo, Japan; and increased our Ashburn campus mortgage payable. During 2007, we granted additional restricted shares to our executive officers and approved stock options and restricted stock units to be granted to our employees as part of our annual refresh program; completed a financing agreement for our Chicago metro area IBX expansion project; entered into an agreement to purchase the building and property where our original IBX center in the Silicon Valley metro area is located and announced our plan to expand our Singapore IBX center. For further information on our recent developments, refer to our discussion of “Recent Developments” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K below.

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

Ultimately, these NAPs were unable to scale with the growth of the Internet and the lack of “neutrality” by the carrier owners of these NAPs created a conflict of interest with the participants. This created a market need for network neutral interconnection points that could accommodate the rapidly growing need to increase performance for enterprise and consumer users of the Internet, especially with the rise of important content providers such as AOL, Google, Microsoft, Yahoo! and others. In addition, the providers, as well as a growing number of enterprises, required a more secure and reliable solution for direct connection to a variety of telecommunications networks as the importance of their Internet operations continued to grow.

To accommodate Internet traffic growth, the largest of these networks left the NAPs and began trading traffic by placing private circuits between each other. Peering which once occurred at the NAP locations was moved to these private circuits. Over the years, these circuits became expensive to expand and could not be built fast enough to accommodate the growth in traffic. This led to a need by the large carriers to find a more efficient way to exchange network traffic or peer. Customers have chosen Equinix for peering because they are now able to reach all of the networks with which they peer within one location using simple direct connections. Their ability to peer across the room, instead of across a metro area, has increased the scalability of their operations while decreasing costs for some customers by upwards of 70%.

Our Solution

Our IBX centers provide the environment and services to meet the networking and IT operations challenges facing enterprises, networks and Internet businesses today. As a result, we are able to provide the following key benefits to our customers:

Quality. Our IBX centers provide customers with a secure, high quality solution for their colocation needs. Enterprise and content companies have demanding requirements for data center uptime, security, power backup and other important attributes. We have designed our IBX centers and processes to exceed the requirements for the most important financial institutions, government agencies and key enterprise brands such as Adobe, Amazon.com, The Gap, Goldman Sachs, News Corporation, Solo Cup, Sony and Ticketmaster. We have a track record of 99.999% uptime and are continually testing and refining processes to ensure that we will continue to provide high levels of stability and quality.

Performance. Because we provide direct access to the providers that serve more than 90% of the world’s Internet routes, customers can quickly, efficiently, cost-effectively and reliably exchange traffic with their network services providers for higher performance operations. The ability to connect directly to the more than 200 networks enables high-quality direct interconnection. With the mass of networks present, global enterprises are increasingly looking at ways to provide network diversity and increase performance of their operations, and are utilizing our IBX centers to ensure their IT infrastructures are operating at the interconnection hub of the Internet. By using multiple networks, customers are able to build redundancy into their operations in the event that one of their network service providers has a service interruption or restructuring in their business. The network service providers and geographic diversity we offer provides customers with the flexibility to enable the highest performing Internet operations.

Improved Economics. Our services such as Equinix Exchange and Equinix Internet Core Exchange facilitate peering and dramatically reduce costs for critical transit, peering and traffic exchange operations by eliminating the costs of private peering or local loops. Networks such as at&t, British Telecom, Cox Communications and Japan Telcom and content providers such as Electronic Arts, Google, MSN and Yahoo! can save between 20% and 70% of bandwidth costs through the traffic exchange services we offer. Although some of the larger content providers also own and operate their own large data centers, they continue to use Equinix to exchange their network traffic. In addition, content companies and enterprises can save significant bandwidth costs because the number of networks housed within Equinix competing for the traffic of these companies results in lower prices while providing increased performance.

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

Our IBX centers are the next-generation interconnection points. They are designed to handle the scalability issues that exist between both large and small networks, as well as the interconnection between companies who have become critical to the Internet. We have been successful in uniting the major companies that make up the Internet infrastructure including at&t, Level 3, Qwest, SAVVIS, Sprint and Verizon Business. These companies, which constitute the world’s top Internet service providers, together with most of the major broadband networks, including AOL, Comcast, Cox Communications and MSN, second tier backbones such as Earthlink, Global Crossing and Verio, top international telecommunications carriers, including Bell Canada, British Telecom, Deutsche Telecom, France Telecom, Japan Telecom, KDDI, SingTel, StarHub, Telia and Telstra, a number of fiber, sonet, ethernet and competitive local exchange companies, including OnFiber Communications (now owned by Qwest) and Yipes, and incumbent local exchange companies, including at&t, Qwest and Verizon, are our customers and use us to interconnect with each other and their customers. Additionally, we provide an important industry leadership role in the area of exchange points and are consistently looked to as an industry expert and key influencer on this subject matter.

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

Continue to Build upon our Critical Mass of Network Providers and Content Companies and Grow our Position within Enterprise and Government. We have assembled a critical mass of premier network providers and content companies and have become one of the core hubs of the Internet. This critical mass is a key selling point since content companies want to connect with a diverse set of networks to provide the best connectivity to their end-customers and network companies want to sell bandwidth to content customers and interconnect with other networks in the most efficient manner available. Currently, we service over 200 unique networks, including all of the top tier networks, allowing our customers to directly interconnect with providers that serve more than 90% of global Internet routes. We have a growing mass of key players in the enterprise sector, such as Bank of America, The Gap, Gannett, Goldman Sachs, IBM, Salesforce.com, SOLO Cup, Sony and others. Similarly, we have experienced increasing success in attracting customers from the government sector, such as NASA. We expect the success we have experienced in the financial and digital media segments to continue to drive our growth in 2007 and beyond.

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

Promote our IBX Centers as the Highest Performance Points on the Internet. Data center reliability, power availability and network choice are the most important attributes when our customers are choosing a data center provider. Our premier IBX hubs are next-generation data centers and offer customers advanced security, reliability and redundancy. Our security design in the U.S. IBX centers includes five levels of biometrics security to access customer cages. Our power infrastructure includes N+1 redundancy for all systems and has delivered 99.999% uptime over the period from January 1, 2002 through December 31, 2006. We provide access to over 200 different network providers. Our support staff, trained to aid customers with operational support, is available 24 hours a day, 365 days a year.

Provide New Products and Services within our IBX Centers. We plan to continue to offer additional products and services that are most valuable to our customers as they manage their Internet and network businesses and, specifically, as they attempt to effectively utilize multiple networks. Examples include our IBX Link services which allows customers to easily move traffic between IBX centers located in the same metro area or the Financial Exchange service which allows direct interconnection with electronic financial exchanges, such as the Chicago Mercantile Exchange.

Ensure Continuous Growth for our Customers. We plan to expand in key markets based on customer demand to ensure a smooth growth path for our customers. For example, we have acquired six new IBX centers in our key markets over the last four years, increasing our customer cabinet capacity by 50%, and currently have four additional new IBX builds underway in the U.S. and Tokyo, Japan markets, and two IBX expansions underway in Singapore and Sydney, Australia. Our strategy is to continue to grow in select existing markets and possibly expand to additional markets where demand and financial return potential warrant. We expect to execute this expansion strategy in a cost-effective and prudent manner through a combination of acquiring existing centers through lease or purchase, or building new centers based on key criteria, such as demand and potential financial return, in each market.

Customers

Our customers include carriers and other bandwidth providers, Internet service providers, enterprises, content providers and system integrators. We offer each customer a choice of business partners and solutions based on their colocation, interconnection and managed IT service needs. As of December 31, 2006, we had 1,290 customers worldwide.

Typical customers in each category include the following:

Carriers/Networks	Content Providers	Enterprise
at&t	Amazon.com	Apple
British Telecom	AOL	Bank of America
Cable & Wireless	Electronic Arts	Deutsche Boerse
Comcast	Fox Interactive Media	Fidelity Investments
Level 3	Google	The Gap
NTT	MSN	Goldman Sachs
SAVVIS	News Corporation	IBM
SingTel	Sony	McGraw Hill
Sprint	Ticketmaster	NASA
Verizon Business	Yahoo!	News Corp.

Customers typically sign renewable contracts of one or more years in length. Our single largest customer, IBM, represented approximately 9%, 11% and 13% of total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. No other single customer accounted for more than 5% of revenues during this time.

Services

Our services are primarily comprised of colocation, interconnection and managed IT infrastructure services.

Colocation Services

Our IBX centers provide our customers with secure, reliable and fault-tolerant environments that are necessary for optimum Internet commerce interconnection. Our IBX centers include multiple layers of physical security, scalable cabinet space availability, on-site trained staff 24 hours per day, 365 days a year, dedicated areas for customer care and equipment staging, redundant AC/DC power systems and multiple other redundant, fault-tolerant infrastructure systems. Some specifications or services provided may differ in our Asia-Pacific locations in order to properly meet the local needs of customers in those locations.

Within our IBX centers, customers can place their equipment and interconnect with a choice of networks or other business partners. We also provide customized solutions for customers looking to package our IBX services as part of their complex solutions. Our colocation products and services include:

Cabinets. Our customers have several choices for colocating their networking and server equipment. They can place the equipment in one of our shared or private cages or customize their space. As a customer’s colocation requirements increase, they can expand within their original cage or upgrade into a cage that meets their expanded requirements. Customers buy the hardware they place in these cabinets directly from their chosen vendors. Cabinets are priced with an initial installation fee and an ongoing recurring monthly charge.

Power. Power is an element of increasing importance in customers’ colocation decisions. We offer both AC and DC power circuits at various amperages and phases customized to a customer’s individual power requirements. Power is priced with an initial installation fee and an ongoing recurring monthly charge based on the circuit ordered.

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

Interconnection Services

Our interconnection services enable scalable, reliable and cost-effective interconnection and traffic exchange between all Equinix customers. These interconnection services are either on a one-to-one basis with direct cross connects or one-to-many through one of our peering services. In peering, we provide an important industry leadership role by acting as the relationship broker between parties who would like to interconnect within our IBX centers. Our staff holds significant positions in the leading industry groups such as the North American Network Operators’ Group, or NANOG, and the Internet Engineering Task Force, or IETF, and brings a tremendous amount of knowledge to this area. Our staff have published industry-recognized white papers and strategy documents in the areas of peering and interconnection, many of which are used by leading institutions worldwide in furthering the education and promotion of this important network arena. To showcase these efforts, we hold peering forums which are now widely recognized as very influential forums for the world’s top peering experts. We will continue to develop additional services in the area of traffic exchange that will allow our customers to leverage the critical mass of networks now available in our IBX centers. Our current exchange services are comprised of the following:

Physical Cross-Connect/Direct Interconnections. Customers needing to directly and privately connect to another IBX customer can do so through single or multi-mode fiber. These cross connections are the physical link between customers and can be implemented within 24 hours of request. Cross-connect services are priced with an initial installation fee and an ongoing monthly recurring charge.

Equinix Internet Core Exchange. This interconnection service enables direct peering interconnections between major IP backbone networks. Equinix Internet Core Exchange is a pre-provisioned interconnection package that enables major backbones to connect their networks directly in a centralized, neutral environment for peering and transit. The service includes pre-provisioned interconnections, premium service levels and specialized customer service features to support the quality and support levels required by the largest Internet providers in the world. Internet Core Exchange services are priced with an initial installation fee and an ongoing monthly recurring charge.

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

Equinix IBXLink. Customers who are located in one IBX may need to interconnect with networks or other customers located in an adjacent IBX in the same metro area. IBXLink allows customers to seamlessly interconnect between IBXs at capacities up to an OC-192, or 10 gigabits per second level. IBXLink services are priced with an initial installation fee and an ongoing monthly recurring charge dependent on the capacity the customer purchases.

Internet Connectivity Services. Customers who are installing equipment in our IBX centers generally require IP connectivity or bandwidth services. Although many large customers prefer to contract directly with carriers, we offer customers the ability to contract for these services through us from any of the major bandwidth providers. This service, which is provided in Asia, is targeted to customers who require a single bill and a single point of support for their entire services contract through Equinix for their bandwidth needs. Internet Connectivity Services are priced with an initial installation fee and an ongoing monthly recurring charge based on the amount of bandwidth committed.

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

“Smart Hands” Services. Our customers can take advantage of our professional “Smart Hands” service, which gives customers access to our IBX staff for a variety of tasks, when their own staff is not on site. These tasks may include equipment rebooting, power cycling, card swapping and performing emergency equipment replacement. Services are available on-demand or by customer contract and are priced on an hourly basis.

Equinix Direct. Equinix Direct is a managed multi-homing service that allows customers to easily provision and manages multiple network connections over a single interface. Customers can choose branded networks on a monthly basis with no minimums or long-term commitments. This service is priced with an initial install fee and ongoing monthly recurring charges, dependent on the bandwidth used by the customer.

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

•

Vertically integrated website hosting, colocation and ISP companies such as SAVVIS, Verizon Business and Vericenter. Most managed service providers require that customers purchase their entire network and managed services directly from them. We are a network and service provider aggregator and allow customers the ability to contract directly with the networks and webhosting partner best for their business. By locating in one of our IBX centers, hosting companies add more value to our business proposition by bringing in more partners and customers and thus enhancing a network effect.

•

Real Estate Investment Trusts (REITs) such as Digital Realty Trust and Rockwood Capital. Some REITs have leased or begun building data centers focused on meeting the outsourced data center needs of wholesale, or very large, customer deployments. These centers primarily provide space and power without additional services. These customers are not typically suited to the Equinix model as we focus on maximizing the number of customers on a per center basis creating a network effect for customers and to maximize the financial returns on a per site basis.

Unlike other providers whose core businesses are bandwidth or managed services, we focus on neutral interconnection hubs for networks, content providers, enterprises and government. As a result, we are free of the channel conflict common at other hosting/colocation companies. We compete based on the quality of our IBX centers, our ability to provide a one-stop solution in our U.S. and Asia-Pacific locations, the superior performance and diversity of our network neutral strategy and the economic benefits of the aggregation of top networks and Internet businesses under one roof. Specifically, we have established relationships with a number of leading hosting companies such as IBM (our largest customer) and others. We expect to continue to benefit from several industry trends including the consolidation of supply in the colocation market, the need for contracting with multiple networks due to the uncertainty in the telecommunications market, customers’ increasing power requirements, enterprise customers’ growth in outsourcing and the continued growth of broadband.

Employees

As of December 31, 2006, we had 616 employees. We had 442 employees based in the U.S. and 174 employees based in Asia-Pacific. Of our U.S. employees, we had 240 based at our corporate headquarters in Foster City, California and our regional sales offices. Of those employees, 99 were in engineering and operations, 65 were in sales and marketing and 76 were in management and finance. We had 202 employees based at our IBX centers in Chicago, Illinois; Dallas, Texas; Los Angeles and Silicon Valley, California; New York, New York and the Washington, D.C. metro area markets. Of our Asia-Pacific employees, we had 116 at our Asia-Pacific headquarters in Singapore and our other regional offices. Of those employees, 45 were in engineering and operations, 27 were in sales and marketing and 44 were in management and finance. We had 58 employees based at our IBX centers in Hong Kong, Singapore, Sydney and Tokyo.

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

You may also obtain copies of our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K free of charge by visiting the investor relations page on our website, www.equinix.com. Information contained on our website is not part of this annual report on Form 10-K.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business and us:

Risks Related to Our Business

We have incurred substantial losses in the past and may continue to incur additional losses in the future.

Although we have generated cash from operations since the quarter ended September 30, 2003, for the years ended December 31, 2006, 2005 and 2004, we incurred net losses of $6.4 million, $42.6 million and $68.6 million, respectively. Although we believe we are approaching a position of having our net losses decrease to a breakeven level or even possibly producing some nominal level of net income in the foreseeable future, we are also currently investing heavily in our future growth through the build-out of several additional IBX centers. As a result, we will incur higher depreciation and other operating expenses that will negatively impact our ability to achieve and sustain profitability until these new IBX centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. Although our goal is to achieve profitability, there can be no guarantee that we will become profitable, and we may continue to incur additional losses. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We believe that most of the pre-existing built-out data centers have already been acquired, and that there are few if any viable distressed assets available for us to acquire in our key markets today. In order to sustain our growth in these markets, we must acquire suitable land with or without structures to build our new IBX centers from the ground up (a “greenfield” build). Greenfield builds are currently underway in the Chicago, Washington D.C. and New York metro areas. A greenfield build involves substantial planning and lead-time, much longer time to completion than we have currently experienced in our recent IBX retrofits of existing data centers, and significantly higher costs of construction, equipment, and materials which could have a negative impact on our returns. A greenfield build also requires us to carefully select and rely on the experience of one or several general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays, increased costs to complete the project and other negative impacts to our expected returns. Site selection is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets with the necessary combination of high power capacity and fiber connectivity.

While we may prefer to locate new IBX centers adjacent to our existing locations, we may be limited by the inventory and location of suitable properties as well as the need for adequate power and fiber to the site. In the event we decide to build new IBX centers separate from our existing IBX centers, we may provide services to interconnect these two centers. Should these services not provide the necessary reliability to sustain service, this could result in lower interconnection revenue, lower margins and could have a negative impact on customer retention over time.

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

Our business depends on providing customers with highly reliable service. We must protect our customers’ IBX infrastructure and their equipment located in our IBX centers. We continue to acquire IBX centers not built by us. If these IBX centers and their infrastructure assets are not in the condition we believe them to be in, we may be required to incur substantial additional costs to repair or upgrade the centers. The services we provide in each of our IBX centers are subject to failure resulting from numerous factors, including:

•	human error;

•	physical or electronic security breaches;

•	fire, earthquake, flood, tornados and other natural disasters;

•	extreme temperatures;

•	water damage;

•	fiber cuts;

•	power loss;

•	terrorist acts;

•	sabotage and vandalism; and

•	failure of business partners who provide our resale products.

Problems at one or more of our IBX centers, whether or not within our control, could result in service interruptions or significant equipment damage. For example, in the event of an unusually long period of record heat, we may not be able to keep certain of our centers in compliance with our stated cooling objectives or the center’s cooling units could fail under the strain. The record temperatures could also lead to our suppliers experiencing electrical power outages or shortages. We have service level commitment obligations to certain of our customers, including our significant customers. As a result, service interruptions or significant equipment damage in our IBX centers could result in difficulty maintaining service level commitments to these customers and potential claims related to such failures. For example, for the year ended December 31, 2005, we recorded $457,000 in service level credits to various customers, primarily associated with two separate power outages that affected our Chicago and Washington, D.C. metro area IBX centers.

If we incur significant financial commitments to our customers in connection with a loss of power, or our failure to meet other service level commitment obligations, our liability insurance may not be adequate. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.

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

We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuations in our operating results may cause the market price of our common stock to decline. We expect to experience significant fluctuations in our operating results in the foreseeable future due to a variety of factors, including:

•	financing or other expenses related to the acquisition, purchase or construction of additional IBX centers;

•	mandatory expensing of employee stock-based compensation, including restricted shares and units;

•	demand for space, power and services at our IBX centers;

•	changes in general economic conditions and specific market conditions in the telecommunications and Internet industries;

•	costs associated with the write-off or exit of unimproved or underutilized property;

•	the provision of customer discounts and credits;

•	the mix of current and proposed products and services and the gross margins associated with our products and services;

•	the timing required for new and future centers to open or become fully utilized;

•	competition in the markets in which we operate;

•	conditions related to international operations;

•	increasing repair and maintenance expenses in connection with aging IBX centers;

•

lack of available capacity in our existing IBX centers to book new revenue or delays in opening up new or acquired IBX centers may delay our ability to book new revenue in markets which have otherwise reached capacity;

•

the timing and magnitude of other operating expenses, including taxes, capital expenditures and expenses related to the expansion of sales, marketing, operations and acquisitions, if any, of complementary businesses and assets; and

•	the cost and availability of adequate public utilities, including power.

Any of the foregoing factors, or other factors discussed elsewhere in this report, could have a material adverse effect on our business, results of operations and financial condition. Although we have experienced growth in revenues in recent quarters, this growth rate is not necessarily indicative of future operating results. It is possible that we may never generate net income on a quarterly or annual basis in the future. In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to lease and personnel expenses, depreciation and amortization and interest expenses. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. As such, comparisons to prior reporting periods should not be relied upon as indications of our future performance. In addition, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, we could experience an immediate and significant decline in the trading price of our stock.

Our inability to use our tax net operating losses will cause us to pay taxes at an earlier date and in greater amounts, which may harm our operating results.

We believe that our ability to use our pre-2003 tax net operating losses, or NOLs, in any taxable year is subject to limitation under Section 382 of the United States Internal Revenue Code of 1986, as amended (the “Code”), as a result of the significant change in the ownership of our stock that resulted from our combination with i-STT Pte. Ltd. and Pihana Pacific, Inc. in 2002, which we call the combination. We expect that a significant portion of our NOLs accrued prior to December 31, 2002 will expire unused as a result of this limitation. In addition to the limitations on NOL carry-forward utilization described above, we believe that Section 382 of the Code will also significantly limit our ability to use the depreciation and amortization on our assets, as well as certain losses on the sale of our assets, to the extent that such depreciation, amortization and losses reflect unrealized depreciation that was inherent in such assets as of the date of the combination. These limitations will cause us to pay taxes at an earlier date and in greater amounts than would occur absent such limitations.

We are exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

Although we received an unqualified opinion regarding the effectiveness of our internal controls over financial reporting as of December 31, 2006, in the course of our ongoing evaluation of our internal controls over financing reporting, we have identified certain areas which we would like to improve and are in the process of evaluating and designing enhanced processes and controls to address these areas identified during our evaluation, none of which we believe constitutes or will constitute a material change. However, we cannot be certain that our efforts will be effective or sufficient for us, or our independent registered public accounting firm, to issue unqualified reports in the future, especially as our business continues to grow and evolve.

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

If we cannot effectively manage international operations, including our international expansion plans, our revenues may not increase and our business and results of operations would be harmed.

For the years ended December 31, 2006, 2005 and 2004, we recognized 14%, 13% and 13%, respectively, of our revenues outside North America. We anticipate that, for the foreseeable future, a significant part of our revenues will be derived from sources outside North America.

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

We are currently undergoing an expansion of our IBX center in the Tokyo, Japan metro area and have announced our plans to expand our IBX center in Singapore. Undertaking and managing these expansions in foreign jurisdictions may present unanticipated challenges to us. In addition, any expansion requires substantial operational and financial resources, and we may not have sufficient customer demand to support the expansion once complete. Unanticipated technological changes could also affect customer requirements for data centers and we may not have built such requirements into our expanded IBX centers. We are also exposed to risks resulting from fluctuations in foreign currency exchange rates in connection with our international expansions. To the extent we are paying contractors in foreign currencies, our expansions could cost more than anticipated from declines in the U.S dollar relative to foreign currencies.

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

We have recently acquired several new IBX centers, and we may seek to acquire additional IBX centers, real estate for development of new IBX centers, or complementary businesses, products, services or technologies. As a result of these acquisitions, we may be required to incur additional debt and expenditures and issue additional shares of our common stock to pay for the acquired businesses, products, services or technologies, which may dilute our stockholders’ ownership interest and may delay, or prevent, our profitability. These acquisitions may also expose us to risks such as:

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

•

the possibility of pre-existing undisclosed liabilities regarding the property or IBX center, including but not limited to environmental or asbestos liability, of which our insurance may be insufficient or for which we may be unable to secure insurance coverage; and

•

the possibility that the concentration of our IBX centers in the Silicon Valley, Los Angeles and Tokyo, Japan metro areas may increase our exposure to seismic activity, especially if these centers are located on or near fault zones.

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

Our IBX centers are susceptible to regional costs of power, electrical power shortages, planned or unplanned power outages, and limitations, especially internationally, on the availability of adequate power resources.

Power outages, such as those that occurred in California during 2001, the Northeast in 2003, and from the tornados on the U.S. East Coast in 2004, could harm our customers and our business. We attempt to limit exposure to system downtime by using backup generators and power supplies; however, we may not be able to limit our exposure entirely even with these protections in place, as was the case with the power outages we experienced in our Chicago and Washington, D.C. metro area IBX centers in 2005.

In addition, global fluctuations in the price of power can increase the cost of energy, and although contractual price increase clauses may exist, we may not be able to pass these increased costs on to our customers.

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

As of December 31, 2006, STT Communications, through its subsidiary, i-STT Investments (Bermuda) Ltd., had voting control over approximately 15% of our outstanding common stock. In addition, STT Communications is not prohibited from buying shares of our stock in public or private transactions. As a result, STT Communications is able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could prevent or delay a third party from acquiring or merging with us.

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

A small number of customers, including IBM, account for a significant portion of our revenues, and the loss of any of these customers could significantly harm our business, financial condition and results of operations.

As of December 31, 2006, we had 1,290 customers. While no single customer accounted for 10% of our revenues for the year ended December 31, 2006, our top 10 customers accounted for 25% of our revenues during this period. We expect that a small percentage of our customers will continue to account for a significant portion of our revenue for the foreseeable future. We cannot guarantee that we will retain these customers or that they will maintain their commitments in our IBX centers at current levels. For example, although the term of our contract with IBM, our single largest customer, runs through 2011, IBM currently has the right to reduce its commitment to us pursuant to the terms and requirements of its customer agreement. If we lose any of these key customers, or if any of them decide to reduce the level of their commitment to us, our business, financial condition and results of operations could be adversely affected.

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

Our IBX centers and other products and services must be able to differentiate themselves from those of other providers of space and services for telecommunications companies, webhosting companies and other colocation providers. In addition to competing with neutral colocation providers, we must compete with traditional colocation providers, including local phone companies, long distance phone companies, Internet service providers and webhosting facilities. Similarly, with respect to our other products and services, including managed services, bandwidth services and security services, we must compete with more established providers of similar services. Most of these companies have longer operating histories and significantly greater financial, technical, marketing and other resources than us.

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

Because we depend on the retention of key employees, failure to maintain competitive compensation packages, including equity incentives, may be disruptive to our business.

Our success in retaining key employees and discouraging them from moving to a competitor is an important factor in our ability to remain competitive. As is common in our industry, our employees are typically compensated through grants of equity in addition to their regular salaries. In addition to granting equity to selected new hires, we periodically grant new equity awards to certain employees as an incentive to remain with us. To the extent we are unable to offer competitive compensation packages to our employees and adequately maintain equity incentives due to equity expensing or otherwise, and should employees decide to leave us, this may be disruptive to our business and may adversely affect our business, financial condition and results of operations.

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

Failure to comply with listing standards for audit committee membership could result in our delisting from The Nasdaq Stock Market and severely limit the liquidity of our common stock.

Our common stock is currently traded on the The Nasdaq Stock Market. Under Nasdaq’s listing maintenance standards, the audit committee of each Nasdaq issuer must have at least three independent members on its audit committee, at least one of whom is a financial expert. On February 8, 2007, we notified Nasdaq that we were not in compliance with these requirements due to the vacancy created by Mr. Louis J. Lavigne, Jr.’s resignation from Equinix’s Board of Directors and its Audit Committee. Mr. Lavigne was the Audit Committee’s chairman and considered its financial expert. With Mr. Lavigne’s resignation, the Audit Committee is comprised of just two independent members and does not have a financial expert. On February 9, 2007, we received a Nasdaq Staff Deficiency Letter confirming that we fail to comply with Nasdaq’s audit committee requirements.

We have a cure period until August 8, 2007 to comply with these requirements and we are currently searching for a new candidate to serve on our Board of Directors and its Audit Committee who possesses qualifications that will satisfy both the independence requirements and the audit committee financial expert requirement. However, if we are unable to find a suitable candidate before August 8, 2007, we may be subject to delisting by Nasdaq.

If our stock is delisted and thus no longer eligible for quotation on The Nasdaq Stock Market, it would trade either on the Nasdaq Capital Market or on the over-the-counter market, both of which are viewed by most investors as less desirable and less liquid marketplaces. The loss of our listing on The Nasdaq Stock Market would also complicate compliance with state blue-sky laws. Furthermore, our ability to raise additional capital would be severely impaired. As a result of these factors, the value of the common stock would decline significantly.

If the market price of our stock continues to be highly volatile, the value of an investment in our common stock may decline.

Since January 1, 2006, our common stock has traded between $41.43 and $88.83 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. Actual sales, or the market’s perception with respect to possible sales, of a substantial number of shares of our common stock within a narrow period of time could cause our stock price to fall. Announcements by others or us may also have a significant impact on the market price of our common stock. These announcements may include:

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

On June 29, 2006 and September 18, 2006, shareholder derivative actions were filed in the Superior Court of the State of California, County of San Mateo, naming Equinix as a nominal defendant and several of Equinix’s current and former officers and directors as individual defendants. These actions were consolidated, and the consolidated complaint was filed in January 2007. The consolidated complaint alleges that the individual defendants breached their fiduciary duties and violated California securities law as a result of purported backdating of stock option grants, insider trading and the preparation and approval of inaccurate financial results. Plaintiffs seek to recover, on behalf of Equinix, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, restitution, and fees and costs. Defendants filed a motion to stay this action in deference to a federal derivative action in February 2007. On October 13, 2006, a shareholder derivative action was filed in the United States District Court for the Northern District of California, naming Equinix as a nominal defendant and several current and former officers and directors as individual defendants. This complaint alleges that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of purported backdating of stock options, insider trading and the dissemination of false statements. Plaintiff seeks to recover, on behalf of Equinix, unspecified monetary and punitive damages, corporate governance changes, the imposition of a constructive trust over certain stock options and related proceeds, and fees and costs. The deadline for Equinix to move to dismiss the complaint is April 19, 2007. In addition to the pending derivative actions, we may be subject to additional derivative or other lawsuits that may be presented on an individual or class basis alleging claims based on our stock option granting practices. Responding to, investigating and/or defending against these complaints will present a substantial cost to us in both cash and the attention of certain management.

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

Our executive offices are located in Foster City, California, and we also have sales offices in several cities throughout the United States. Our Asia-Pacific headquarters office is located in Singapore and we also have office space in Hong Kong; Tokyo, Japan; and Sydney, Australia, which is operated out of our Australia IBX center. We have entered into leases for or own IBX centers in Ashburn, Virginia; Chicago, Illinois; Dallas, Texas; Los Angeles, San Jose, Santa Clara and Sunnyvale, California; Newark and Secaucus, New Jersey; Hong Kong; Singapore; Sydney, Australia and Tokyo, Japan. We own a campus in Ashburn, Virginia that houses some of our IBX centers. We also hold a ground leasehold interest in certain unimproved real property in San Jose, California, consisting of approximately 40 acres; however, we recorded a restructuring charge during the fourth quarter of 2005 related to this certain unimproved real property, which we do not utilize for any purpose, as we made the decision to not develop this land and will return this land to the landlord in its entirety no later than December 31, 2007. In January 2007, we entered into an agreement to purchase a property we currently lease in San Jose, California, which is expected to close no later than the fourth quarter of 2007.

ITEM 3.	LEGAL PROCEEDINGS

On July 30, 2001 and August 8, 2001, putative shareholder class action lawsuits were filed against us, certain of our officers and directors (the “Individual Defendants”), and several investment banks that were underwriters of our initial public offering (the “Underwriter Defendants”). The cases were filed in the United

States District Court for the Southern District of New York, purportedly on behalf of investors who purchased our stock between August 10, 2000 and December 6, 2000. In addition, similar lawsuits were filed against approximately 300 other issuers and related parties. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 against us and the Individual Defendants. The plaintiffs have since dismissed the Individual Defendants without prejudice. The suits allege that the Underwriter Defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for our initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. On February 19, 2003, the Court dismissed the Section 10(b) claim against us, but denied the motion to dismiss the Section 11 claim. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit vacated the district court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs have not yet moved to certify a class in the Equinix case.

In July 2003, a Special Litigation Committee of the Equinix Board of Directors approved a settlement agreement and related agreements which set forth the terms of a settlement between us, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. It is unclear what impact the Second Circuit’s decision vacating class certification in the six focus cases will have on the settlement, which has not yet been finally approved by the Court. On December 14, 2006, a hearing was held. Plaintiffs informed the Court that they planned to file a petition for rehearing and rehearing en banc. The Court stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on Plaintiffs’ petition for rehearing. Plaintiffs filed the petition for rehearing and rehearing en banc on January 5, 2007.

Pursuant to the settlement and related agreements, if the settlement receives final approval by the Court, the settlement provides for a release of us and the individual defendants and our agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. The settlement agreement also provides a guaranteed recovery of $1.0 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1.0 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1.0 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase and the Plaintiffs reached a preliminary agreement to settle for $425.0 million. The JPMorgan Chase preliminary agreement has not yet been approved by the Court. In an amendment to the issuers’ settlement agreement, the issuers’ insurers agreed that the JPMorgan preliminary agreement, if approved, will only offset the insurers’ obligation to cover the remainder of Plaintiffs’ guaranteed $1.0 billion recovery by 50% of the value of the JP Morgan settlement, or $212.5 million. Therefore, if the JP Morgan preliminary agreement to settle is finalized, and then preliminarily and finally approved by the Court, then the maximum amount that the issuers’ insurers will be potentially liable for is $787.5 million. It is unclear what impact the Second Circuit’s decision vacating class certification in the focus cases will have on the JP Morgan Chase preliminary agreement.

We have no information as to whether there are any material limitations on the expected recovery by other issuer defendants of any potential financial obligation to plaintiffs from their own insurance carriers. There is no assurance that the court will grant final approval to the issuers’ settlement. As approval by the Court cannot be assured, we are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows. Until the settlement is finalized and approved by the Court, or in the event such settlement is not approved, we and our officers and directors intend to continue to defend the actions vigorously. While an unfavorable outcome to this case is reasonably possible, and we can estimate our potential exposure to be less than approximately $3.4 million, it is not probable. In addition, as noted above, any payments are expected to be covered by existing insurance and, as a result, we do not expect that the settlement will involve any payment by us. As a result, we have not accrued for any settlements in connection with this litigation as of December 31, 2006.

In June 2006, we received an informal inquiry from the Securities and Exchange Commission (“SEC”) and a grand jury subpoena from the United States Attorney for the Northern District of California (“U.S. Attorney”) requesting documents relating to our stock option grants and practices. In December 2006, the SEC formally notified us that it had terminated its investigation of our stock option grants and practices and no enforcement action was recommended. In January 2007, the U.S Attorney formally notified us of the withdrawal of its grand jury subpoena.

On June 29, 2006 and September 18, 2006, shareholder derivative actions were filed in the Superior Court of the State of California, County of San Mateo, naming Equinix as a nominal defendant and several of Equinix’s current and former officers and directors as individual defendants. These actions were consolidated, and the consolidated complaint was filed in January 2007. The consolidated complaint alleges that the individual defendants breached their fiduciary duties and violated California securities law as a result of purported backdating of stock option grants, insider trading and the preparation and approval of inaccurate financial results. Plaintiffs seek to recover, on behalf of Equinix, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, restitution, and fees and costs. Defendants filed a motion to stay this action in deference to a federal derivative action in February 2007. On October 13, 2006, a shareholder derivative action was filed in the United States District Court for the Northern District of California, naming Equinix as a nominal defendant and several current and former officers and directors as individual defendants. This complaint alleges that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of purported backdating of stock options, insider trading and the dissemination of false statements. Plaintiff seeks to recover, on behalf of Equinix, unspecified monetary and punitive damages, corporate governance changes, the imposition of a constructive trust over certain stock options and related proceeds, and fees and costs. The deadline for Equinix to move to dismiss the complaint is April 19, 2007. In addition to the pending derivative actions, we may be subject to additional derivative or other lawsuits that may be presented on an individual or class basis alleging claims based on our stock option granting practices. Similar lawsuits and investigations have been commenced against numerous other companies based on similar allegations.

Responding to, investigating and/or defending against civil litigations and government inquiries regarding our stock option grants and practices will present a substantial cost to us in both cash and the attention of certain management and may have a negative impact on our operations. In addition, in the event of any negative finding or assertion by the SEC, U.S. Attorney, court of law or any third-party claim related to our stock option granting practices, we may be liable for damages, fines or other civil or criminal remedies, or be required to restate our prior period financial statements or adjust our current period financial statements. Any such adverse action could have a material adverse effect on our business and current market value.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of the fiscal year ended December 31, 2006.

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

	Low	High
Fiscal 2006:
Fourth Fiscal Quarter	$58.91	$82.51
Third Fiscal Quarter	46.37	63.21
Second Fiscal Quarter	47.70	65.90
First Fiscal Quarter	41.43	64.22

Fiscal 2005:
Fourth Fiscal Quarter	$35.31	$42.53
Third Fiscal Quarter	38.28	45.09
Second Fiscal Quarter	31.61	44.11
First Fiscal Quarter	40.67	46.27

As of January 31, 2007, we had issued 29,810,254 shares of our common stock held by approximately 285 registered holders.

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

The effective date of the Registration Statement for our initial public offering, filed on Form S-1 under the Securities Act of 1933 (File No. 333-93749), was August 10, 2000. The class of securities registered was common stock. There has been no change to the disclosure contained in our report on Form 10-Q for the quarter ended September 30, 2000 regarding the use of proceeds generated by our initial public offering of our common stock.

During the year ended December 31, 2006, we did not issue or sell any unregistered securities.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to shares of our common stock issuable under our existing equity compensation plans:

	A		B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column A
Equity compensation plans approved by security holders (1)	2,465,625	(2)	$44.75	3,120,053	(3)
Equity compensation plans not approved by security holders	1,006,690		$45.92	191,025

Total	3,472,315		$45.11	3,311,078

(1)	On each January 1, the number of shares reserved for issuance under the following equity compensation plans will be automatically increased as follows: the 2000 Equity Incentive Plan will be automatically increased by the lesser of 6% of the then outstanding shares of common stock or 6.0 million shares; the 2000 Director Option Plan will be automatically increased by 50,000 shares of common stock; the 2004 Employee Stock Purchase Plan will be automatically increased by the lesser of 2% of the then outstanding shares of common stock or 500,000 shares.
(2)	Includes 160,000 unissued shares subject to restricted stock grants.
(3)	Includes 1,160,584 shares available for future issuance under the 2004 Employee Stock Purchase Plan.

The following equity compensation plan that was in effect as of December 31, 2006, was adopted without the approval of our security holders:

The Equinix, Inc. 2001 Supplemental Stock Plan (the “2001 Plan”) was adopted by the Board of Directors on September 26, 2001. We have reserved 1,493,961 shares of common stock for issuance under the 2001 Plan, under which nonstatutory stock options and restricted shares may be granted to non-executive officer employees and consultants of ours or any parent or subsidiary corporation. Options granted under the 2001 Plan must have an exercise price equal to no less than 85% of the fair market value on the date of grant; however, as of December 31, 2006, all options granted under the 2001 Plan have an exercise price equal to 100% of the fair market value on the date of grant. As of December 31, 2006, options to purchase 1,006,690 shares of common stock were outstanding under the 2001 Plan, 191,025 shares remained available for future grants, and options covering 296,246 shares had been exercised. In the event we are acquired and either a) outstanding awards are not assumed or replaced by the acquiring entity, or b) an outstanding award holder’s employment or service is involuntarily terminated within 18 months of such acquisition, such outstanding awards under the 2001 Plan will become fully vested. The Board may amend or terminate the 2001 Plan at any time, and the 2001 Plan will continue in effect indefinitely unless the Board decides to terminate the plan earlier.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on Equinix’s common stock between December 31, 2001 and December 31, 2006 with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Telecommunications Index. This graph assumes the investment of $100.00 on December 31, 2001 in Equinix’s common stock, in the NASDAQ Composite Index, and in the NASDAQ Telecommunications Index, and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data adjusting for the one for 32 reverse split which became effective on December 31, 2002 (the “Stock Split”). Equinix cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of Equinix’s common stock.

Notwithstanding anything to the contrary set forth in any of Equinix’s previous or future filings under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended, that might incorporate this Form 10-K or future filings made by Equinix under those statutes, the Stock Performance Graph shall not be deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by Equinix under those statutes.

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated statement of operations data for the five years ended December 31, 2006 and the consolidated balance sheet data as of December 31, 2006, 2005, 2004, 2003 and 2002 have been derived from our audited consolidated financial statements and the related notes to the financial statements. Our historical results are not necessarily indicative of the results to be expected for future periods. The following selected consolidated financial data for the three years ended December 31, 2006 and as of December 31, 2006 and 2005, should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$286,915	$221,057	$163,671	$117,942	$77,188

Costs and operating expenses:
Cost of revenues	188,379	158,354	136,950	128,121	104,073
Sales and marketing	32,619	20,552	18,604	19,483	15,247
General and administrative	72,123	45,110	32,494	34,293	30,659
Restructuring charges	1,527	33,814	17,685	—	28,885
Gain on Honolulu IBX sale	(9,647)	—	—	—	—

Total costs and operating expenses	285,001	257,830	205,733	181,897	178,864

Income (loss) from operations	1,914	(36,773)	(42,062)	(63,955)	(101,676)
Interest income	6,627	3,584	1,291	296	998
Interest expense	(14,875)	(8,880)	(11,496)	(20,512)	(35,098)
Gain (loss) on debt extinguishment and conversion	—	—	(16,211)	—	114,158
Income taxes	(439)	(543)	(153)	—	—
Cumulative effect of a change in accounting principle	376	—	—	—	—

Net loss	$(6,397)	$(42,612)	$(68,631)	$(84,171)	$(21,618)

Net loss per share:
Basic and diluted	$(0.22)	$(1.78)	$(3.87)	$(8.76)	$(7.23)

Weighted average shares	28,551	23,956	17,719	9,604	2,990

	As of December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term and long-term investments	$156,481	$188,855	$108,092	$72,971	$41,216
Accounts receivable, net	26,864	17,237	11,919	10,178	9,152
Property and equipment, net	546,395	438,790	343,361	343,554	390,048
Total assets	771,832	680,997	501,798	464,532	492,003
Capital lease and other financing obligations, excluding current portion	92,722	94,653	34,529	723	3,633
Mortgage payable, excluding current portion	96,746	58,841	—	—	—
Credit facility, excluding current portion	—	—	—	22,281	89,529
Senior notes	—	—	—	29,220	28,908
Convertible secured notes	—	—	35,824	31,683	25,354
Convertible subordinated debentures	86,250	86,250	86,250	—	—
Total stockholders’ equity	355,028	288,673	273,706	320,077	284,194
Other Financial Data:
Net cash provided by (used in) operating activities	75,412	67,595	36,912	(17,266)	(27,509)
Net cash used in investing activities	(158,470)	(108,722)	(56,865)	(49,179)	(7,528)
Net cash provided by financing activities	46,107	134,611	19,239	52,288	16,924

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Equinix provides network neutral colocation, interconnection and managed services to enterprises, content companies, systems integrators and the world’s largest network providers. Through our IBX centers in 10 markets in the U.S. and Asia-Pacific, customers can directly interconnect with each other for critical traffic exchange requirements. As of December 31, 2006, we operate IBX centers in the Chicago, Dallas, Los Angeles, New York, Silicon Valley and Washington, D.C. metro areas in the United States and Hong Kong, Singapore, Sydney and Tokyo in the Asia-Pacific region.

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

Our utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Our utilization rate grew to 56% as of December 31, 2006 from 54% as of December 31, 2005; however, excluding the impact of our recent IBX center openings in the Chicago, Los Angeles and Silicon Valley metro areas, our utilization rate would have been 63% as of December 31, 2006. Although we have substantial capacity for growth, our utilization rates vary from market to market among our IBX centers in the 10 markets across the U.S. and Asia-Pacific. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. Once capacity becomes limited, we will perform demand studies to determine if future expansion is warranted. In addition, power and cooling requirements for some customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of draw our customers take from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. We could face power limitations in our centers even though we may have additional physical capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows. As a result of these power limitations in our existing IBX centers, the maximum utilization rate that we expect to achieve for most IBX centers until we consider an IBX center full or sold-out is approximately 75-80% depending on the building configurations.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service offerings, such as our acquisition of the Sprint property in Santa Clara in December 2003, our 2004 expansions in the Washington, D.C. and Silicon Valley metro area markets, our 2005 expansions in the Silicon Valley, Chicago and Los Angeles metro area markets and our 2006 expansions in the Washington, D.C., Chicago, New York and Tokyo, Japan metro area markets, which are expected to open in 2007 (see “Recent Developments” below). However, we will continue to be very selective with any similar opportunity. As was the case with these recent expansions in the Washington, D.C., Silicon Valley, Chicago, Los Angeles and Tokyo area markets, our expansion criteria will be dependent on demand from new and existing customers, quality of the design, power capacity, access to networks, capacity availability in current market location, amount of incremental investment required by us in the targeted property, lead-time to break-even and in-place customers. Like our recent expansions, the right combination of these factors may be attractive to us. Dependent on the particular deal, these acquisitions may require upfront cash payments and additional capital expenditures or may be funded through long-term financing arrangements in order to bring these centers up to Equinix standards. Property expansion may be in the form of a purchase of real property, as was the case with our recent Washington, D.C. and Chicago metro area property acquisitions, or a long-term leasing arrangement.

In addition to our successful strategy of acquiring previously or partially built-out centers, we are currently undergoing construction to build out new IBX centers in the Washington, D.C, Chicago and New York metro areas. As part of our strategy, we will continue to contemplate the possibility of new construction in selective markets where the inventory for high quality data centers is limited. Decisions to build will consider factors such as customer demand, market pricing and the financial returns associated with the construction. Future purchases or construction may be completed by us or with partners or potential customers to minimize the outlay of cash, which can be significant.

Recent Developments

In January 2006, the Compensation Committee of the Board of Directors approved stock options to be granted to employees, excluding executive officers, to purchase an aggregate of 648,500 shares of common stock as part of our annual refresh program. In addition, the Compensation Committee of the Board of Directors also approved the issuance of 250,000 restricted shares of common stock to executive officers. The restricted shares are subject to four-year vesting, and will only vest at certain time intervals and if the stock appreciates to pre-determined levels. In January 2007, the Stock Option Committee of the Board of Directors approved stock options to be granted to employees, excluding executive officers, to purchase an aggregate of 511,310 shares of common stock as part of our annual refresh program. In addition, the Compensation Committee of the Board of

Directors approved the issuance of 178,400 restricted stock units to certain employees, excluding executive officers, also as part of our annual refresh program. The Compensation Committee of the Board of Directors also approved the issuance of an aggregate of 218,000 shares of restricted common stock and restricted stock units to executive officers pursuant to the 2000 Equity Incentive Plan. All awards are subject to vesting provisions. All such equity awards were accounted for under the provisions of SFAS No. 123(R), “Share-Based Payment,” and related pronouncements, which had a significant impact to us. We expect stock-based compensation expense related to these equity awards to impact our results of operations through 2011. For further information on stock-based compensation, refer to “Accounting for Stock-Based Compensation” in “Critical Accounting Policies and Estimates” below.

In February 2006, we announced our intention to build out a new IBX center within our Ashburn campus in order to further expand our existing Washington, D.C. metro area IBX center. We refer to this project as the Washington, D.C. metro area IBX expansion project. In May 2006, we began new construction to build out one of the undeveloped buildings located on our Ashburn campus. We expect to spend approximately $60.0 million for the Washington, D.C. metro area IBX expansion project until completion, of which $54.0 million was incurred during the year ended December 31, 2006. We intend to open this new center for customers in the first quarter of 2007. This IBX center will feature an updated design that will enable us to support the increased power and cooling demands of customers. The Washington, D.C. metro area IBX expansion project will fulfill our obligation to invest at least $40.0 million in capital improvements to our Ashburn campus by December 31, 2007 pursuant to the terms of the Ashburn campus mortgage payable. In December 2006, we received an additional financing of $40.0 million under the same terms as the initial Ashburn campus mortgage payable, which increased the Ashburn campus mortgage payable from an initial $60.0 million to $100.0 million.

In June 2006, we purchased a 228,000 square foot stand-alone office/warehouse complex in the Chicago metro area for $9.8 million, including closing costs, which we paid for in full during June 2006. We are building this IBX center, which will be our second IBX center location in the Chicago metro area, in multiple phases. We refer to this project as the Chicago metro area IBX expansion project. This new IBX center will be interconnected to our existing downtown Chicago IBX centers through redundant dark fiber links managed by us. We plan to invest approximately $175.0 million to build out the first phase, of which approximately $37.8 million was incurred in 2006. This includes an investment of approximately $40.0 million to construct a specially built 250,000 square foot shell, acquire access to power and provision fiber for interconnection to our downtown Chicago IBX center location. The site development plan allows for a second expansion phase at an incremental investment of $30.0 million. We intend to open the new center for customers during the second half of 2007. In February 2007, we obtained a construction loan of up to $110.0 million which has a term of three years and bears interest at a floating rate (one, three or six month LIBOR plus 2.75%), with an initial rate of 8.125%, to finance a portion of the development and construction costs of the Chicago metro area IBX expansion project. We refer to this transaction as the Chicago IBX financing. We have currently drawn $20.0 million on the Chicago IBX financing and expect to be fully drawn on the Chicago IBX financing by the end of 2007.

In June 2006, the Audit Committee of the Board of Directors commenced an independent investigation of our historical stock option granting practices and related accounting with the assistance of independent outside legal counsel. This review covered the timing and pricing of all stock option grants made under our stock option plans since August 11, 2000, the day after our initial public offering. Following our investigation, we received an informal inquiry from the Securities and Exchange Commission (“SEC”) and a grand jury subpoena from the United States Attorney for the Northern District of California (“U.S. Attorney”) requesting documents relating to our stock option grants and practices. The Audit Committee of the Board of Directors concluded that we did not engage in intentional or fraudulent misconduct in the granting of stock options. However, the accounting measurement dates for certain historical stock option grants differed from their actual grant dates. As a result of revising the accounting measurement dates for these stock option grants, we recorded additional non-cash stock-based compensation charge totaling $444,000 in our consolidated financial statements for the year ended December 31, 2006. The amount of the charge was computed pursuant to the requirements of APB 25 for all historical periods through December 31, 2005 and pursuant to SFAS 123(R) for the year ended December 31, 2006. This $444,000 stock-based compensation charge represents the total charge for historical periods that we needed to record as a result of the Audit Committee’s conclusion on this matter. This compensation charge had no effect on our current cash position. We concluded that the cumulative charge as a result of the difference between the measurement dates used for financial accounting and reporting purposes and the actual grant dates for certain stock option grants, totaling $444,000, was not material to any previously-reported historical period nor is it material to the current fiscal year. As such, this cumulative charge totaling $444,000 was recorded in the statement of operations for the year ended December 31, 2006. In December 2006, the SEC formally notified us that it had terminated its investigation of our stock option grants and practices and no enforcement action was recommended. In January 2007, the U.S Attorney formally notified us of the withdrawal of its grand jury subpoena. As fully described in “Legal Proceedings” in Item 3 of this Annual Report on Form 10-K, shareholder derivative actions were filed in connection with this matter.

In August 2006, we amended the $50.0 million Silicon Valley Bank revolving credit line to increase the line to $75.0 million and added General Electric Capital Corporation as a lender. We refer to this transaction as the $75.0 million Silicon Valley Bank revolving credit line. The $75.0 million Silicon Valley Bank revolving credit line allows for issuance of letters of credit (in addition to revolving borrowings). The $75.0 million Silicon Valley Bank revolving credit line also has an option for us to increase the amount of the line to $100.0 million at a later date, subject to approval of the lender or lenders electing to participate in such increase. Borrowings under the $75.0 million Silicon Valley Bank revolving credit line will continue to bear interest at variable interest rates, plus the applicable margins based on either prime rates or LIBOR rates. The $75.0 million Silicon Valley Bank revolving credit line matures on September 15, 2008, is secured by substantially all of our domestic personal property assets and certain of our real property leases, and contains several financial covenants, which require compliance with maximum leverage and working capital ratios and a minimum EBITDA target, all of which we were in compliance with as of the date of filing of this Annual Report on Form 10-K. See “Debt Obligations—Non-Convertible Debt” below for further discussion.

In September 2006, we entered into a long-term lease for an approximately 340,000 square foot building in the New York metro area. We intend to build an IBX center, which will be our third IBX center in the New York metro area, and this new center will be interconnected to our existing IBX centers in the New York metro area through redundant dark fiber links managed by us. We refer to this project as the New York metro area IBX expansion project. Payments under this lease total $59.4 million, which will be paid in monthly installments and payable through September 2021. The lease, which commenced in October 2006, contains a three-year option to purchase the building for $39.0 million. We intend to build out the new center in multiple phases and expect to open the first phase for customers during the second half of 2007. We intend to invest approximately $95.0 million to build out the first phase of the new center, of which approximately $2.2 million was incurred in 2006. We expect to finance at least 60% of the capital expenditures required to complete the New York metro area IBX expansion project in the form of short and long-term financing arrangements, which we expect to obtain in 2007.

In December 2006, we sold our Honolulu IBX center for $9.8 million of gross cash proceeds. We refer to this sale as the Honolulu IBX Sale. The Honolulu IBX center was originally acquired by us in our acquisition of Pihana Pacific, Inc. on December 31, 2002, which we refer to as the Pihana acquisition. The Honolulu IBX was ascribed a nominal book value in the Pihana acquisition and was our smallest IBX center in our smallest market. We entered into an agreement to sell the Honolulu IBX center to a company led by former Equinix personnel in November 2006. The Honolulu IBX Sale will enable us to focus on more strategic markets, such as the New York, Chicago, Washington, D.C. and Tokyo metro areas, where we expect to open new IBX centers in 2007.

In December 2006, one of our wholly-owned subsidiaries entered into (i) an asset purchase agreement with VSNL International Japan K.K, or VSNL, for the purchase of certain IBX equipment for $7.5 million in cash, which we refer to as the Tokyo equipment, which also required that we enter into a colocation services agreement with VSNL whereby VSNL will be our customer for 10 years at agreed-upon rates, which we refer to as the VSNL customer contract, and (ii) a long-term operating lease, with an initial term of ten years, for a 73,000 square foot data center in the Tokyo metropolitan area with another, unrelated party, which we refer to as the

Tokyo IBX building operating lease. We refer to these transactions as the Tokyo IBX acquisition. This data center will be interconnected to our existing Tokyo IBX center through redundant dark fiber links managed by us. Payments under the Tokyo IBX building operating lease will be made monthly, commencing in December 2006, and will be payable through December 2016, totaling approximately 1.8 billion Japanese yen (approximately $15.1 million as translated using effective exchange rates at December 31, 2006) in cumulative lease payments. We note that the Tokyo equipment had a fair value of $14.2 million versus the $7.5 million of cash paid for it. The difference in fair value versus cash consideration was addressed by the below-market rates in the VSNL customer contract, which we refer to as VSNL customer contract discount. As a result, the Tokyo equipment purchase was a part-monetary and part-nonmonetary transaction. Pursuant to APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and EITF 01-2, “Interpretations of APB Opinion No. 29”, we accounted for the Tokyo equipment entirely at fair value. This resulted in us recording unearned revenue of $6.7 million, the fair value of the VSNL customer contract discount, which we will recognize into revenue over the 10 year term of the VSNL customer contract.

In February 2007, we entered into an agreement to purchase the building and property where our original Silicon Valley IBX center is located for $65.0 million, which is expected to close no later than November 2007. We intend to finance substantially all of the cost of the property acquisition, following an initial $6.5 million deposit paid with cash in February 2007.

In February 2007, we announced our plan to expand our Singapore IBX center. We expect to finalize a new lease agreement for a new floor in the building where our current Singapore IBX center is located by the end of the first quarter of 2007. We intend to spend approximately $12.0 million to build out this new floor, which we expect to open for business during the second half of 2007.

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

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Accounting for stock-based compensation;

•	Accounting for restructuring charges; and

•	Accounting for income taxes.

Accounting for Stock-Based Compensation. We adopted the provisions of, and account for stock-based compensation in accordance with, SFAS No. 123(R), “Share-Based Payment,” and related pronouncements (“SFAS 123(R)”) effective January 1, 2006. As a result of our adoption of SFAS 123(R), we recorded stock-based compensation expense of $30.8 million during the year ended December 31, 2006. For the years ended December 31, 2005 and 2004, we recorded stock-based compensation expense in accordance with APB 25 of $8.3 million and $1.5 million, respectively. The fair value of stock options and employee stock purchase plan shares were valued using the Black-Scholes option-pricing model while the fair value of our restricted stock grants, which have a market price condition, were valued using a Monte Carlo simulation option-pricing model. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and highly subjective variables.

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

During the year ended December 31, 2006, stock options granted to employees had a total fair value of $39.2 million. Changes in assumptions (as well as different option-pricing models used for estimating the fair value of stock awards) can significantly affect our future period expense. Based on our analysis, the table below presents the possible impact of increases or decreases of individual variables (representing increases/decreases of 10%, 20%, 30% and 40%) in the assumptions to the fair value of employee stock options granted during the year ended December 31, 2006 (dollars in thousands):

Expected volatility			Risk-free interest rate				Expected life
Weighted average rate	Increase/ decrease in fair value (%)	(1) Increase/ decrease in total expense	Weighted average rate		Increase/ decrease in fair value (%)	(1) Increase/ decrease in total expense	Weighted average life		Increase/ decrease in fair value (%)	(1) Increase/ decrease in total expense
69%(2)			4.70	%(2)			4.56	(2)
76%	6.62%	$2,594	5.17%		0.80%	$312	5.02		4.04%	$1,584
83%	12.86%	5,041	5.64%		1.59%	622	5.47		7.77%	3,048
90%	18.72%	7,337	6.11%		2.37%	930	5.93		11.24%	4,405
97%	24.18%	9,478	6.58%		3.15%	1,237	6.38		14.46%	5,668
62%	-6.97%	(2,733)	4.23%		-0.80%	(314)	4.10		-4.39%	(1,720)
55%	-14.27%	(5,594)	3.76%		-1.61%	(630)	3.65		-9.18%	(3,599)
48%	-21.86%	(8,570)	3.29%		-2.42%	(947)	3.19		-14.44%	(5,662)
41%	-29.70%	(11,642)	2.82%		-3.23%	(1,267)	2.74		-20.27%	(7,947)

(1)	Increase/decrease in total expense over the entire vesting period of the individual equity awards is calculated based on percentage increase/decrease in fair value to the total fair value of $39.2 million of our employee stock options granted during the year ended December 31, 2006.
(2)	Variables used in calculating the fair value of our employee stock options granted for the year ended December 31, 2006.

The table above shows that changes in expected volatility present the most significant impact to the increases/decreases of stock-based compensation expense compared to changes in other variables. Assuming other variables remained unchanged, had the expected volatility increased by 40%, our stock-based compensation expense recognized, net of estimated forfeitures, for the year ended December 31, 2006 would have been approximately $1.1 million higher than the reported stock-based compensation expense (the above table demonstrates potential changes to the total value of equity awards, which is generally amortized over four years). Had the expected volatility decreased by 40%, our stock-based compensation expense recognized, net of estimated forfeitures, for the year ended December 31, 2006 would have been approximately $1.3 million lower than the reported stock-based compensation expense. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

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

Accounting for Restructuring Charges. We account for restructuring activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” We recorded restructuring charges totaling $33.8 million and $17.7 million, respectively, during the years ended December 31, 2005 and December 31, 2004 for the exit of certain leases. Under the provisions of SFAS No. 146, we had to estimate the future cash payments required to exit these leases, net of any estimated sublease income and expense, through the remainder of these lease terms and then determine the present value of such future cash flows to record the appropriate restructuring charges. Subsequent to the period in which the initial restructuring charge was taken, we record accretion expense to accrete our accrued restructuring liabilities up to an amount equal to the total estimated future cash payments necessary to complete the exit of these leases.

SFAS No. 146 requires us to assume sublease income for these leases and two of these leases extend through 2015. Furthermore, one of these leases currently continues to be unoccupied as it remains a difficult property to market. Therefore, significant and inherently uncertain sublease assumptions were required at the time we recorded these restructuring charges. If we are unable to generate sublease income in the same amount that was projected at the time we recorded the initial restructuring charges, we will need to revise these restructuring charges accordingly. For example, during the year ended December 31, 2006, we recorded an additional restructuring charge of $1.5 million as a result of revised sublease assumptions related to the 2004 restructuring charge. We expect that in the future, additional restructuring charge adjustments will recur as we periodically adjust these sublease assumptions to reflect current facts and circumstances.

Accounting for Income Taxes. Significant management judgment is required in determining our provision for income taxes and whether deferred tax assets will be recoverable in full or in part. We calculate our tax provision in accordance with SFAS No. 109, Accounting for Income Taxes. Our estimates and assumptions used in the provision may differ from the actual results as reflected in our income tax returns and we record the required adjustments when they are identified and settled. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating loss carry-forwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are not recoverable. The valuation allowance is determined pursuant to SFAS No. 109 which requires the assessment of both positive and negative evidence. Such assessment should be performed on a jurisdiction-by-jurisdiction basis. We have provided a full valuation allowance against our net deferred tax assets in the U.S. and we intend to maintain the same position for fiscal 2006 based on the assessment of the positive and negative evidence present. In addition, we continued to provide a full valuation allowance against the net deferred tax assets in all of our foreign jurisdictions other than Singapore. During fiscal 2006, we released the valuation allowance of $6.9 million against the net deferred tax assets for the entity in Singapore that operates our local IBX center there, primarily reducing goodwill, as we believed it is more likely than not that the net deferred tax assets with this entity will be realized in future years based on the current and expected future profitability of this entity.

In addition, the calculation of tax liabilities involves dealing with the inherent uncertainties in the application of complex tax laws and regulations in various jurisdictions in which we operate. We are also subject to examinations by various taxing authorities. We believe we have adequately reserved in our financial statements for potential tax liabilities including penalties and interest. If events occur and the payment of the reserved tax liability ultimately proves to be unnecessary, we would reverse the liability and recognize the tax benefit in the period when we determine that the liability is no longer necessary. If, however, the reserved liability proves to be less than the ultimate assessment including penalties and interest, a further charge to expense would become necessary.

Results of Operations

Years Ended December 31, 2006 and 2005

Revenues. Our revenues for the years ended December 31, 2006 and 2005 were split between the following revenue classifications (dollars in thousands):

	Year ended December 31,
	2006	%	2005	%
Recurring revenues	$273,160	95%	$208,003	94%

Non-recurring revenues:
Installation and professional services	13,734	5%	12,193	5%
Other	21	0%	861	1%

	13,755	5%	13,054	6%

Total revenues	$286,915	100%	$221,057	100%

Our revenues for the years ended December 31, 2006 and 2005 were geographically comprised of the following (dollars in thousands):

	Year ended December 31,
	2006	%	2005	%
U.S. revenues	$246,066	86%	$191,390	87%
Asia-Pacific revenues	40,849	14%	29,667	13%

Total revenues	$286,915	100%	$221,057	100%

We recognized revenues of $286.9 million for the year ended December 31, 2006 as compared to revenues of $221.1 million for the year ended December 31, 2005, a 30% increase. We analyze our business geographically between the U.S. and Asia-Pacific as further discussed below.

Our business is based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure services. We consider these services recurring as our customers are billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues are a significant component of our total revenues comprising greater than 90% of our total revenues for the years ended December 31, 2006 and 2005. Historically, approximately half of our then existing customers order new services in any given quarter representing greater than half of the new orders received in each quarter.

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

In addition to reviewing recurring versus non-recurring revenues, we look at two other primary metrics when we analyze our revenues: 1) customer count and 2) utilization. On a consolidated basis, our customer count increased to 1,290 as of December 31, 2006 versus 1,138 as of December 31, 2005, an increase of 13%. Our utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. On a consolidated basis, our utilization rate grew to 56% as of December 31, 2006 from 54% as of December 31, 2005; however, excluding the impact of our recent IBX center openings in the Chicago, Los Angeles and Silicon Valley metro areas, our utilization rate would have been 63% as of December 31, 2006. Although we have substantial capacity for growth, our utilization rates vary from market to market among our IBX centers in the 10 markets across the U.S. and Asia-Pacific. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. Once capacity becomes limited, we perform demand studies to determine if future expansion is warranted. In addition, power and cooling requirements for some customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of draw our customers take from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. We could face power limitations in our centers even though we may have additional physical capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows. As a result of these power limitations in our existing IBX centers, the maximum utilization rate that we expect to achieve for most IBX centers until we consider an IBX center full or sold-out is approximately 75-80% depending on the building configurations. Therefore, consistent with our recent expansion efforts in the Chicago, Los Angeles, Silicon Valley, Tokyo and Washington, D.C. metro area markets, we will continue to closely manage available space and power capacity in each of our operating markets and expect to continue to make strategic and selective expansions to our global footprint when and where appropriate.

U.S. Revenues. We recognized U.S. revenues of $246.1 million for the year ended December 31, 2006 as compared to $191.4 million for the year ended December 31, 2005. U.S. revenues consisted of recurring revenues of $235.4 million and $180.4 million, respectively, for the years ended December 31, 2006 and 2005, a 30% increase. U.S. recurring revenues consist primarily of colocation and interconnection services plus a nominal amount of managed infrastructure services and, commencing in the fourth quarter of 2005, in connection with our October 2005 purchase of the Ashburn campus property, a nominal amount of recurring rental income from the other tenants located on this property that we now own, which totaled $1.4 million for the year ended December 31, 2006. The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers acquired during the period as reflected in the growth in our customer count and utilization rate as discussed above, and selective price increases in each of our IBX markets. The total increase in revenues as a result of selective price increases for the year ended December 31, 2006 was approximately $3.7 million. In addition, we recorded $7.9 million of revenues from our new IBX centers in the Chicago, Los Angeles and Silicon Valley metro areas, which opened for business during the year ended December 31, 2006. We expect our U.S. recurring revenues, particularly colocation and interconnection services, to continue to remain our most significant source of revenue for the foreseeable future.

In addition, U.S. revenues consisted of non-recurring revenues of $10.7 million and $11.0 million, respectively, for the years ended December 31, 2006 and 2005. Non-recurring revenues are primarily related to the recognized portion of deferred installation, professional services and settlement fees associated with certain contract terminations. Included in U.S. non-recurring revenues are settlement fees of $817,000 for the year ended December 31, 2005. There were no such settlement fees for the year ended December 31, 2006. Offsetting some of this non-recurring revenue for the year ended December 31, 2005 were service level credits that we recorded totaling $457,000 that were issued or will be issued to certain of our customers related to two separate power outages in our Chicago and Washington, D.C. metro area IBX centers. There were no significant service level credits recorded in the year ended December 31, 2006. In addition, we recorded a reduction of $1.2 million to our non-recurring installation revenues as a result of our adoption of SAB 108 during the quarter ended December 31, 2006. Excluding settlements and service level credits, U.S. non-recurring revenues, consisting of the recognized portion of deferred installation and professional services, increased 5% period over period, primarily due to strong existing and new customer growth during the year.

In December 2006, we sold our Honolulu IBX center and, as a result, subsequent to the sale we no longer recognize revenues from this IBX center. During the year ended December 31, 2006, we recognized $2.3 million of revenue from our Honolulu IBX center or less than 1% of our total U.S. revenues. We expect that this loss of revenue going forward will be more than offset by revenue growth in our existing U.S. IBX centers, as well as the new U.S. IBX centers opening during 2007 in the Washington, D.C., Chicago and New York metro area markets.

Asia-Pacific Revenues. We recognized Asia-Pacific revenues of $40.8 million for the year ended December 31, 2006 as compared to $29.7 million for the year ended December 31, 2005, a 38% increase. Asia-Pacific revenues consisted of recurring revenues of $37.8 million and $27.6 million, respectively, for the years ended December 31, 2006 and 2005, consisting primarily of colocation and managed infrastructure services. In addition, Asia-Pacific revenues consisted of non-recurring revenues of $3.0 million and $2.1 million, respectively, for the years ended December 31, 2006 and 2005. Asia-Pacific non-recurring revenues included $21,000 and $44,000, respectively, of contract settlement revenue for the years ended December 31, 2006 and 2005. Asia-Pacific revenues are generated from Hong Kong, Singapore, Sydney and Tokyo, with Singapore representing approximately 39% and 45%, respectively, of the regional revenues for the years ended December 31, 2006 and 2005. Our Asia-Pacific colocation revenues are similar to the revenues that we generate from our U.S. IBX centers; however, our Singapore IBX center has additional managed infrastructure service revenue, such as mail service and managed platform solutions, which we do not currently offer in any other IBX center location. The growth in our Asia-Pacific revenues is primarily the result of an increase in the customer base in this region during the past year, particularly in Hong Kong, Sydney and Tokyo. We expect that our Asia-Pacific revenues will continue to grow during 2007, especially in Tokyo, as a result of our December 2006 expansion there, which while currently operational for one customer, will be open for business for additional customers commencing in the second half of 2007.

Cost of Revenues. Cost of revenues were $188.4 million for the year ended December 31, 2006 as compared to $158.4 million for the year ended December 31, 2005, a 19% increase. The largest cost components of our cost of revenues are depreciation, rental payments related to our leased IBX centers, utility costs including electricity and bandwidth, IBX employees’ salaries and benefits, supplies and equipment and security services. A substantial majority of our cost of revenues is fixed in nature and should not vary significantly from period to period. However, there are certain costs, which are considered more variable in nature, including utilities and supplies that are directly related to growth of services in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will increase in the future on a per-unit or fixed basis in addition to on a customer growth or variable basis. In addition, the cost of electricity is generally higher in the summer months as compared to other times of the year.

U.S. Cost of Revenues. U.S. cost of revenues was $165.4 million for the year ended December 31, 2006 as compared to $138.3 million for the year ended December 31, 2005. U.S. cost of revenues for the year ended December 31, 2006 included (i) $65.0 million of depreciation expense, (ii) $3.5 million of accretion expense comprised of $536,000 for our asset retirement obligations and $3.0 million for our restructuring charges for certain leasehold interests recorded in 2004 and 2005 as we accrete the related liabilities to the total estimated future cash payments needed, (iii) $2.7 million of stock-based compensation as a result of our adoption of SFAS 123(R) effective January 1, 2006 and (iv) $721,000 of amortization expense associated with the intangible assets acquired with our Ashburn campus. U.S. cost of revenues for the year ended December 31, 2005 included (i) $57.1 million of depreciation expense and (ii) $1.9 million of accretion expense comprised of $504,000 for our asset retirement obligations and $1.4 million for our restructuring charges for certain leasehold interests recorded in 2004 and 2005 as we accrete the related liabilities to the total estimated future cash payments needed. Our U.S. cost of revenues for the year ended December 31, 2006 also included $17.7 million of additional operating costs not incurred in the prior year associated with the recently opened IBX centers in the Chicago, Los Angeles and Silicon Valley metro areas (the Chicago and Los Angeles IBX centers opened for business during the three months ended June 30, 2006, and the Silicon Valley IBX center opened for business during the three months ending September 30, 2006). Excluding depreciation, accretion expense, stock-based compensation, amortization expense and the costs associated with operating our new IBX centers, U.S. cost of revenues increased period over period to $81.0 million for the year ended December 31, 2006 from $77.8 million for the year ended December 31, 2005, a 4% increase. This increase was primarily the result of increases in (i) utility costs of approximately $6.3 million in line with increasing customer installations and revenues attributed to customer growth, (ii) compensation costs of approximately $2.9 million, including general salary increases and bonuses and headcount growth and (iii) repair and maintenance expenses of approximately $906,000. This increase was partially offset by a reduction of approximately $7.4 million in rent expense in connection with a property we recorded a restructuring charge for in San Jose in the fourth quarter of 2005 and the purchase of the previously leased Ashburn campus property in October 2005. In December 2006, we sold our Honolulu IBX center. During the year ended December 31, 2006, we recorded $1.3 million in costs of revenue for the Honolulu IBX center, representing less than 1% of our total U.S. cost of revenues. Our cost of revenues will no longer include the costs related to the Honolulu IBX center. However, we continue to anticipate that our cost of revenues will increase in the foreseeable future to the extent that the occupancy levels in our U.S. IBX centers increase, as newly opened IBX centers in the Chicago, Los Angeles and Silicon Valley metro areas commence operations more fully in 2007 and as the new IBX centers in the Washington, D.C., Chicago and New York metro area markets open for business during 2007.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues was $23.0 million for the year ended December 31, 2006 as compared to $20.1 million for the year ended December 31, 2005. Asia-Pacific cost of revenues for the year ended December 31, 2006 included (i) $3.5 million of depreciation expense, (ii) $497,000 of stock-based compensation as a result of our adoption of SFAS 123(R) effective January 1, 2006 and (iii) $260,000 of non-cash rent expense associated with the value attributed to warrants issued in May 2004 to our landlord in connection with a lease amendment for our Hong Kong IBX center. Asia-Pacific cost of revenues for the year ended December 31, 2005 included $3.6 million of depreciation expense and $259,000 of non-cash rent expense. Excluding depreciation, stock-based compensation and non-cash rent expense, Asia-Pacific cost of revenues increased period over period to $18.7 million for the year ended December 31, 2006 from $16.3 million for the year ended December 31, 2005, a 15% increase. This increase was primarily the result of increasing utility and bandwidth costs in line with increasing customer installations and revenues attributed to this customer growth. Our Asia-Pacific cost of revenues is generated in Hong Kong, Singapore, Sydney and Tokyo. There are several managed infrastructure service revenue streams unique to our Singapore IBX center, such as mail service and managed platform solutions that are more labor intensive than our service offerings in the United States. We anticipate that our cost of revenues will increase in the foreseeable future to the extent that the occupancy levels in our Asia-Pacific IBX centers increase and as the newly acquired IBX center in Tokyo, Japan commences its operations more fully in 2007.

Sales and Marketing. Sales and marketing expenses increased to $32.6 million for the year ended December 31, 2006 from $20.6 million for the year ended December 31, 2005.

U.S. Sales and Marketing Expenses. U.S. sales and marketing expenses increased to $28.0 million for the year ended December 31, 2006 from $17.5 million for the year ended December 31, 2005. Included in U.S. sales and marketing expenses for the year ended December 31, 2006 were $6.8 million of stock-based compensation expense and $60,000 of amortization expense associated with an intangible asset in connection with our Santa Clara IBX center. Included in U.S. sales and marketing expenses for the year ended December 31, 2005 were $1.6 million of stock-based compensation expense and $60,000 of amortization expense. The increase in stock-based compensation expense period over period is a result of our adoption of SFAS 123(R) effective January 1, 2006. Excluding stock-based compensation and amortization expense, U.S. sales and marketing expenses increased to $21.1 million for the year ended December 31, 2006 as compared to $15.9 million for the year ended December 31, 2005, a 33% increase. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. This increase was primarily due to (i) approximately $3.9 million of higher compensation costs, including increases in sales compensation related to strong new customer bookings throughout 2006 and general salary increases and bonuses for our marketing staff and non-commissioned sales staff and (ii) approximately $815,000 of higher travel costs related to our customer and revenue growth. Going forward, we expect U.S. sales and marketing spending to increase nominally in absolute dollars as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. Asia-Pacific sales and marketing expenses increased to $4.6 million for the year ended December 31, 2006 as compared to $3.1 million for the year ended December 31, 2005. Included in Asia-Pacific sales and marketing expenses for the year ended December 31, 2006 was $600,000 of stock-based compensation as a result of our adoption of SFAS 123(R) effective January 1, 2006.

Excluding stock-based compensation, Asia-Pacific sales and marketing expenses were $4.0 million for the year ended December 31, 2006 versus $3.1 million for the year ended December 31, 2005, a 30% increase. This increase was primarily due to approximately $413,000 of higher compensation costs as a result of the strong revenue growth in this region and an increase in bad debt expense of approximately $303,000 over the same period last year (the prior year actually had negative bad debt expense as a result of some recoveries of aged receivables previously written-off). Our Asia-Pacific sales and marketing expenses consist of the same types of costs that we incur in our U.S. operations, namely compensation and related costs for sales and marketing personnel, sales commissions, marketing programs, public relations, promotional materials and travel. Our Asia-Pacific sales and marketing expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. We expect that our Asia-Pacific sales and marketing expenses will experience growth in the foreseeable future.

General and Administrative. General and administrative expenses increased to $72.1 million for the year ended December 31, 2006 from $45.1 million for the year ended December 31, 2005.

U.S. General and Administrative Expenses. U.S. general and administrative expenses increased to $60.6 million for the year ended December 31, 2006 as compared to $37.3 million for the year ended December 31, 2005. Included in U.S. general and administrative expenses for the year ended December 31, 2006 were $17.7 million of stock-based compensation expense and $3.0 million of depreciation expense. Included in U.S. general and administrative expenses for the year ended December 31, 2005 were $6.7 million of stock-based compensation expense and $1.7 million of depreciation expense. The increase in stock-based compensation expense period over period is a result of our adoption of SFAS 123(R) effective January 1, 2006. Excluding stock-based compensation expense and depreciation expense, U.S. general and administrative expenses increased to $39.9 million for the year ended December 31, 2006, as compared to $28.9 million for the same period last year, a 38% increase. This increase was primarily due to (i) approximately $4.4 million of higher compensation costs, including general salary increases, bonuses and headcount growth (175 U.S. general and administrative employees as of December 31, 2006 versus 152 as of December 31, 2005), (ii) an increase in professional fees of approximately $5.0 million due to increased legal fees in connection with our legal matters such as the review of our past stock option grants and practices, accounting fees and other consulting projects in connection with our growth strategies, (iii) an increase in rent, repair and maintenance expenses of approximately $676,000 in connection with our office expansion in Foster City, California and (iv) an increase in travel expenses of approximately $593,000. General and administrative expenses, excluding stock-based compensation and depreciation, consist primarily of salaries and related expenses, accounting, legal and other professional service fees and other general corporate expenses such as our corporate headquarters office lease. Going forward, we expect U.S. general and administrative spending to increase as we continue to scale our operations to support our growth.

Asia-Pacific General and Administrative Expenses. Asia-Pacific general and administrative expenses increased to $11.5 million for the year ended December 31, 2006 as compared to $7.8 million for the year ended December 31, 2005. Included in Asia-Pacific general and administrative expenses for the year ended December 31, 2006 were $2.5 million of stock-based compensation as a result of our adoption of SFAS 123(R) effective January 1, 2006 and $229,000 of depreciation expense. Included in Asia-Pacific general and administrative expenses for the year ended December 31, 2005 was $284,000 of depreciation expense. Excluding stock-based compensation and depreciation, Asia-Pacific general and administrative expenses increased to $8.8 million for the year ended December 31, 2006, as compared to $7.5 million for the same period last year, a 17% increase. This increase was primarily due to approximately $913,000 of higher compensation costs, including general salary increases and bonuses. Our Asia-Pacific general and administrative expenses consist of the same types of costs that we incur in our U.S. operations, namely salaries and related expenses, accounting, legal and other professional service fees and other general corporate expenses. Our Asia-Pacific general and administrative expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. Our Asia-Pacific headquarters office is located in Singapore. Most of the corporate overhead support functions that we have in the U.S., such as finance, legal, marketing and information technology, also reside in our Singapore office in order to support our Asia-Pacific operations; however, each of our Asia-Pacific locations in Hong Kong, Sydney and Tokyo also have general and administrative staff dedicated to each specific operation. In addition to our Asia-Pacific headquarters office in Singapore, we also have separate office locations in Tokyo and Hong Kong (the Sydney general and administrative staff work out of the Sydney IBX center). We expect that our Asia-Pacific general and administrative expenses will experience some growth in the foreseeable future.

Restructuring Charges. During the year ended December 31, 2006, we recorded an additional restructuring charge of $1.5 million as a result of revised sublease assumptions on two of our excess space leases in the New York and Los Angeles metro areas as a result of new information becoming available. The original restructuring charge for these two leases was recorded in the fourth quarter of 2004 and totaled $17.7 million. We are contractually committed to these two excess space leases through 2015.

During the year ended December 31, 2005, we recorded a restructuring charge of $33.8 million, which we refer to as the 2005 restructuring charge. In light of the availability of fully or partially built-out data centers in the Silicon Valley, including the possibility of expansion in or near some of the four IBX centers we currently have in the Silicon Valley, we made the decision that retaining the approximately 40 acre San Jose ground lease for future expansion was no longer economical. In conjunction with this decision, we entered into an agreement with the landlord of this property for an early termination of the San Jose ground lease whereby we would pay $40.0 million over four years, commencing January 1, 2006, to terminate this lease, which would otherwise require significantly higher cumulative lease payments through 2020. The restructuring charge consisted of (i) a $32.3 million charge representing the present value of our estimated future cash payments to exit this property, which is net of $4.4 million of deferred rent previously accrued for this lease (thereby creating a total restructuring liability of $36.7 million associated with this lease) and (ii) a write-off of property and equipment of $1.5 million representing development costs incurred to date to prepare this land for use. We expect, as a result of this restructuring charge, we will realize annual savings in cost of revenues of approximately $5.6 million. For further detailed information on our restructuring charges, see Note 19 of our “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K.

Gain on Honolulu IBX sale. During the year ended December 31, 2006, we recorded a $9.6 million gain in connection with the sale of our Honolulu IBX center. We sold this IBX center for $9.8 million in gross cash proceeds.

Interest Income. Interest income increased to $6.6 million from $3.6 million for the years ended December 31, 2006 and 2005, respectively. Interest income increased due to higher average cash, cash equivalent and short-term and long-term investment balances held in interest-bearing accounts during these periods, as well as higher yields on those balances due to increased interest rates. The average annualized yield for the year ended December 31, 2006 was 4.53% versus 3.32% for the year ended December 31, 2005.

Interest Expense. Interest expense increased to $14.9 million from $8.9 million for the years ended December 31, 2006 and 2005, respectively. The increase in interest expense was primarily due to increases in interest expense associated with the new financings entered into during 2006 and 2005: (i) the $9.7 million financing for equipment we purchased in connection with our Chicago IBX acquisition in November 2005, which bears interest at 7.50%; (ii) the $38.1 million financing in connection with our Los Angeles IBX financing in December 2005, which bears interest at 7.75%; and (iii) the $100.0 million mortgage payable, which bears interest at 8.00%, in connection with our Ashburn campus financing, of which $60.0 million was borrowed in December 2005 and the remaining $40.0 million was borrowed in December 2006. This increase was partially offset by the debt conversion activities during the fiscal year 2005 that resulted in a decrease in interest expense. In November 2005, STT Communications converted the remaining 5% of the outstanding 14% convertible secured notes and unpaid interest totaling $2.2 million into 240,578 shares of our preferred stock, which was immediately converted into 240,578 shares of our common stock. Furthermore, in connection with various construction projects related to our IBX expansion efforts during the year ended December 31, 2006, we capitalized $1.6 million of interest expense to construction in progress. We did not capitalize any interest during the year ended December 31, 2005 as no material amounts of interest qualified for capitalization. Going forward, we expect to incur higher interest expense as we obtain additional financing to fund our expansion efforts.

Income Taxes. During fiscal 2006, we recorded $439,000 of income tax provision primarily representing U.S. alternative minimum tax and a net tax benefit from our operation in Singapore, which resulted from the release of the valuation allowance in the jurisdiction. During fiscal 2005, we recorded $543,000 of income tax provision consisting of U.S. alternative minimum tax and foreign income tax. A valuation allowance is recorded against the net deferred tax assets in all the jurisdictions other than Singapore as management can not conclude, based on the available objective evidence including recurring historical losses, that it is more likely than not the deferred tax assets are recoverable in future years. However, management believed that as of December 31, 2006, it is more likely than not that the deferred tax assets would be fully recoverable in Singapore, as the positive evidence present in the jurisdiction is sufficient to overcome the negative evidence. We have not incurred any significant income tax expense since inception and we do not expect to incur any meaningful income tax expense during 2007.

Cumulative Effect of a Change in Accounting Principle. As a result of our adoption of SFAS No. 123(R), “Share-Based Payment,” during the year ended December 31, 2006, we recorded a reduction of expense totaling $376,000, which is reflected as a cumulative effect of a change in accounting principle on our statement of operations for this period. This amount reflects the application of an estimated forfeiture rate to partially vested employee equity awards as of January 1, 2006 that we accounted for under APB 25, which was primarily for restricted stock awards to our executive officers that were granted during the three months ended March 31, 2005.

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

U.S. Revenues. We recognized U.S. revenues of $191.4 million for the year ended December 31, 2005 as compared to $141.6 million for the year ended December 31, 2004. U.S. revenues consisted of recurring revenues of $180.4 million and $134.3 million, respectively, for the years ended December 31, 2005 and 2004, a 34% increase. As a result of our October 2005 purchase of the Ashburn campus property, we recognized a nominal amount of recurring rental income from the other tenants located on this property that we now own, which totaled $312,000. U.S. recurring revenues for the year ended December 31, 2005 included $9.8 million of revenue generated from the recently acquired Washington, D.C. area and Silicon Valley area IBX centers, which opened for business in the fourth quarter of 2004 and first quarter of 2005, respectively. Excluding revenues from these recently acquired U.S. IBX centers, the period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers acquired during the period as reflected in the growth in our customer count and weighted-average utilization rate as discussed above, and selective price increases in each of our IBX markets.

In addition, U.S. revenues consisted of non-recurring revenues of $11.0 million and $7.3 million, respectively, for the years ended December 31, 2005 and 2004. Included in U.S. non-recurring revenues were settlement fees of $817,000 and $609,000, respectively, for the years ended December 31, 2005 and 2004. Offsetting some of this non-recurring revenue for the year ended December 31, 2005 were service level credits that we recorded totaling $457,000 that were issuable to certain of our customers related to two separate power outages in our Chicago and Washington, D.C. metro area IBX centers. There were no significant service level credits recorded in the year ended December 31, 2004. Excluding settlements and service level credits, U.S. non-recurring revenues, consisting of the recognized portion of deferred installation and professional services, increased 58% period over period, primarily due to strong existing and new customer growth during the year, as well as the completion of certain custom projects for the U.S. government during the quarter ended March 31, 2005.

Asia-Pacific Revenues. We recognized Asia-Pacific revenues of $29.7 million for the year ended December 31, 2005 as compared to $22.1 million for the year ended December 31, 2004, a 34% increase. Asia-Pacific revenues consisted of recurring revenues of $27.6 million and $20.2 million, respectively, for the years ended December 31, 2005 and 2004, consisting primarily of colocation and managed infrastructure services. In addition, Asia-Pacific revenues consisted of non-recurring revenues of $2.1 million and $1.9 million, respectively, for the years ended December 31, 2005 and 2004. Asia-Pacific non-recurring revenues included $44,000 and $280,000, respectively, of contract settlement revenue for the years ended December 31, 2005 and 2004. Asia-Pacific revenues were generated from Hong Kong, Singapore, Sydney and Tokyo, with Singapore representing approximately 45% and 52%, respectively, of the regional revenues for the years ended December 31, 2005 and 2004. The growth in our Asia-Pacific revenues was primarily the result of an increase in the customer base in this region during the past year, particularly in Hong Kong, Sydney and Tokyo.

Cost of Revenues. Cost of revenues were $158.4 million for the year ended December 31, 2005 as compared to $136.9 million for the year ended December 31, 2004, a 16% increase.

U.S. Cost of Revenues. U.S. cost of revenues was $138.3 million for the year ended December 31, 2005 as compared to $118.3 million for the year ended December 31, 2004. U.S. cost of revenues for the year ended December 31, 2005 included (i) $57.1 million of depreciation expense and (ii) $1.9 million of accretion expense comprised of $504,000 for our asset retirement obligations and $1.4 million for our restructuring charges for certain leasehold interests recorded in 2004 and 2005 as we accrete the related liabilities to the total estimated future cash payments needed. U.S. cost of revenues for the year ended December 31, 2004 included (i) $50.1 million of depreciation expense; (ii) $35,000 of stock-based compensation expense; (iii) $355,000 of accretion expense associated with our asset retirement obligation for our various leasehold interests; and (iv) $147,000 of amortization expense associated with the intangible asset acquired with our Santa Clara IBX center that became fully amortized in December 2004. Our U.S. cost of revenues for the year ended December 31, 2005 also included $6.4 million of additional operating costs not incurred in the prior year associated with the recently acquired Washington, D.C. and Silicon Valley metro area IBX centers, which opened for business in the fourth quarter of 2004 and first quarter of 2005, respectively, plus $1.5 million of costs attributed to our three most recently acquired IBX centers in Sunnyvale, Chicago and Los Angeles which were available to customers in 2006. Excluding depreciation, stock-based compensation, accretion expense, amortization expense and the costs associated with operating our new IBX centers, U.S. cost of revenues increased period over period to $71.1 million for the year ended December 31, 2005 from $67.4 million for the year ended December 31, 2004, a 5% increase. This increase was primarily the result of increasing utility costs in line with increasing customer installations and revenues attributed to customer growth partially offset by savings of approximately $1.8 million in operating costs, primarily rent, in connection with a property we recorded a restructuring charge for in Los Angeles in December 2004.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues was $20.1 million for the year ended December 31, 2005 as compared to $18.6 million for the year ended December 31, 2004. Asia-Pacific cost of revenues for the year ended December 31, 2005 included $3.6 million of depreciation expense and $259,000 of non-cash rent expense associated with the value attributed to warrants issued in May 2004 to our landlord in connection with a lease amendment for our Hong Kong IBX center. Asia-Pacific cost of revenues for the year ended December 31, 2004 included $3.7 million of depreciation expense and $194,000 of non-cash rent expense. Excluding depreciation and non-cash rent expense, Asia-Pacific cost of revenues increased period over period to $16.3 million for the year ended December 31, 2005 from $14.7 million for the year ended December 31, 2004, a 10% increase. This increase was primarily the result of increasing utility and bandwidth costs in line with increasing customer installations and revenues attributed to this customer growth.

Sales and Marketing. Sales and marketing expenses increased to $20.6 million for the year ended December 31, 2005 from $18.6 million for the year ended December 31, 2004.

U.S. Sales and Marketing Expenses. U.S. sales and marketing expenses increased to $17.5 million for the year ended December 31, 2005 from $13.8 million for the year ended December 31, 2004. Included in U.S. sales and marketing expenses for the year ended December 31, 2005 were $1.6 million of stock-based compensation expense and $60,000 of amortization expense associated with an intangible asset in connection with our Santa Clara IBX center. Included in U.S. sales and marketing expenses for the year ended December 31, 2004 was $60,000 of stock-based compensation expense and $59,000 of amortization expense associated with an intangible asset in connection with our Santa Clara IBX center. The increase in the stock-based compensation expense period over period was a result of the non-cash charge attributed to restricted stock awards granted to our sales and marketing executive officers in the first quarter of 2005. Excluding stock-based compensation and amortization expense, U.S. sales and marketing expenses increased to $15.9 million for the year ended December 31, 2005 as compared to $13.7 million for the year ended December 31, 2004, a 16% increase. This increase was primarily due to approximately $1.9 million of higher compensation costs, including increases in sales compensation related to strong new customer bookings throughout 2005, general salary increases and bonuses for our marketing staff and non-commissioned sales staff, as well as some moderate headcount growth (68 U.S. sales and marketing employees as of December 31, 2005 versus 65 as of December 31, 2004); however, this growth was partially offset by additional recoveries of bad debt expense over the prior year of approximately $190,000 due to a strong and successful collections effort on aged receivables previously written-off.

Asia-Pacific Sales and Marketing Expenses. Asia-Pacific sales and marketing expenses decreased to $3.1 million for the year ended December 31, 2005 as compared to $4.8 million for the year ended December 31, 2004. Included in Asia-Pacific sales and marketing expenses for the year ended December 31, 2004 were $1.8 million of amortization expense associated with several intangible assets associated with our Singapore operations, which were fully amortized in December 2004. Excluding amortization expense, Asia-Pacific sales and marketing expenses were $3.1 million for the year ended December 31, 2005 versus $3.0 million for the year ended December 31, 2004, a nominal 3% increase. While there was an increase of approximately $138,000 in higher compensation costs during this period, including increases in sales compensation related to strong new customer bookings throughout 2005, particularly in Hong Kong, Sydney and Tokyo, general salary increases and bonuses for our marketing staff and non-commissioned sales staff, as well as some moderate headcount growth (27 Asia-Pacific sales and marketing employees as of December 31, 2005 versus 26 as of December 31, 2004)

and an increase in related travel and entertainment costs of approximately $132,000, this growth was mostly offset by additional recoveries of bad debt expense over the prior year of approximately $224,000 due to a strong and successful collections effort on aged receivables previously written-off.

General and Administrative. General and administrative expenses increased to $45.1 million for the year ended December 31, 2005 from $32.5 million for the year ended December 31, 2004.

U.S. General and Administrative Expenses. U.S. general and administrative expenses increased to $37.3 million for the year ended December 31, 2005 as compared to $25.9 million for the year ended December 31, 2004. Included in U.S. general and administrative expenses for the year ended December 31, 2005 were $6.7 million of stock-based compensation expense and $1.7 million of depreciation expense. Included in U.S. general and administrative expenses for the year ended December 31, 2004 were $1.4 million of stock-based compensation expense and $1.8 million of depreciation expense. The increase in the stock-based compensation expense period over period was primarily a result of the non-cash charge attributed to restricted stock awards granted to our executive officers in the first quarter of 2005, net of forfeitures for two of these executive officers that terminated their employment with us during the first quarter of 2006. Excluding stock-based compensation expense and depreciation expense, U.S. general and administrative expenses increased to $28.9 million for the year ended December 31, 2005, as compared to $22.7 million for the prior period, a 27% increase. This increase was primarily due to approximately $5.2 million of higher compensation costs, including general salary increases, bonuses, headcount growth (152 U.S. general and administrative employees as of December 31, 2005 versus 126 as of December 31, 2004) and $986,000 related to accrued severance charges related to two of our officers that terminated their employment with us, as well as an increase in professional fees, primarily approximately $175,000 of costs associated with the STT divestiture transaction completed in November 2005.

Asia-Pacific General and Administrative Expenses. Asia-Pacific general and administrative expenses increased to $7.8 million for the year ended December 31, 2005 as compared to $6.6 million for the year ended December 31, 2004. Included in Asia-Pacific general and administrative expenses were $284,000 and $366,000, respectively, of depreciation expense for the years ended December 31, 2005 and 2004. Excluding depreciation, Asia-Pacific general and administrative expenses increased to $7.6 million for the year ended December 31, 2005, as compared to $6.2 million for the prior period, a 21% increase. This increase was primarily due to approximately $1.2 million of higher compensation costs, including general salary increases and bonuses, as well as some headcount growth (85 Asia-Pacific general and administrative employees as of December 31, 2005 versus 72 as of December 31, 2004).

Restructuring Charges. During the year ended December 31, 2005, we recorded a restructuring charge of $33.8 million, which we refer to as the 2005 restructuring charge, as previously described. During the year ended December 31, 2004, we recorded restructuring charges of $17.7 million, which we refer to as the 2004 restructuring charge. In light of the availability of fully built-out data centers in select markets at costs significantly below those costs we would incur in building out new space, we made the decision in December 2004 to exit leases for excess space adjacent to one of our New York metro area IBXs, as well as space on the floor above our original Los Angeles IBX. The restructuring charges consisted of (i) a $13.9 million charge representing the present value of our estimated future cash payments, net of any estimated subrental income and expense, through the remainder of these lease terms and (ii) a write-off of property and equipment of $3.8 million, representing the write-off of all remaining property and equipment attributed to the excess space on the floor above our Los Angeles IBX. We entered into a two-year sublease agreement for the excess space in the New York metro area and are currently evaluating opportunities related to our excess space in Los Angeles and the current restructuring charge for these properties is based on the best available information. As a result of these restructuring charges, primarily relating to the Los Angeles property, we realized annual savings in cost of revenues of approximately $1.8 million during 2005.

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

Interest Expense. Interest expense decreased to $8.9 million from $11.5 million for the years ended December 31, 2005 and 2004, respectively. During the first quarter of 2005, we converted 95% of the outstanding 14% convertible secured notes and unpaid interest totaling $38.0 million held by STT Communications into 4.1 million shares of our preferred stock, which was subsequently converted into 4.1 million shares of our common stock in February 2005. In addition, STT Communications converted the remaining 5% of the outstanding 14% convertible secured notes and unpaid interest totaling $2.2 million into 240,578 shares of our preferred stock, which was immediately converted into 240,578 shares of our common stock in November 2005. These conversion activities resulted in a decrease in interest expense in 2005, offset in part by interest expense associated with (i) the $35.3 million capital lease obligation we recorded in connection with the Washington, D.C. metro area IBX center during the fourth quarter of 2004, which bears interest at 8.50%; (ii) the $18.7 million financing we recorded in connection with the Silicon Valley metro area IBX center equipment and fiber during the first quarter of 2005, which bears interest at 8.50%; (iii) the $9.7 million financing for equipment we purchased in connection with our Chicago IBX acquisition in November 2005, which bears interest at 7.50%; (iv) the $38.1 million financing we recorded in connection with our Los Angeles IBX financing in December 2005, which bears interest at 7.75%; (v) the $60.0 million mortgage payable we recorded in connection with our Ashburn campus financing in December 2005, which bears interest at 8.00% and (vi) the $30.0 million borrowing from our $50.0 million Silicon Valley Bank revolving credit line during October 2005, which bore interest at an initial rate of 5.72% and was fully repaid in January 2006.

Loss on Debt Extinguishment and Conversion. In February 2004, with the proceeds from our convertible debenture offering in February 2004, discussed below, we paid off the remaining $34.3 million credit facility and two other smaller debt facilities with a combined total of $2.9 million of principal remaining, as well as redeemed the remaining $30.5 million 13% senior notes that were outstanding at a premium of 106.5% through March 2004. In addition, in March 2004, the 10% $10.0 million convertible secured notes issued in connection with the Crosslink financing, and which had a beneficial conversion feature, were converted to 2.5 million shares of our common stock. As a result of these various repayments, redemption and conversion of our older debt facilities, we recorded a loss on debt extinguishment and conversion of $16.2 million, comprised primarily of the write-off of the various debt issuance costs and discounts associated with these various debt facilities totaling $13.7 million, as well as the premium paid to the holders of our 13% senior notes required to redeem these early and other cash transaction costs totaling $2.5 million. There was no loss recorded in connection with the STT convertible secured notes conversion activity during the year ended December 31, 2005 as the STT convertible secured notes did not have a beneficial conversion feature at the time of issuance on December 31, 2002.

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

Liquidity and Capital Resources

Our principal sources of liquidity in recent years have been cash flow generated from operating activities, debt financing including convertible debt, mortgages and term debt, and equity financing arising from sale of common stock and exercises of stock options. As of December 31, 2006, our total indebtedness was comprised of (i) non-convertible debt and financing obligations totaling $193.6 million from our Washington D.C. metro area IBX capital lease, San Jose IBX equipment and fiber financing, Chicago IBX equipment financing, Los Angeles IBX financing and Ashburn campus mortgage payable and (ii) convertible debt totaling $86.3 million from our convertible subordinated debentures as outlined below.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities and anticipated cash from financings, to meet our operating requirements for at least the next 12 months. As of December 31, 2006, we had $156.5 million of cash, cash equivalents and short-term and long-term investments. Since the quarter ended September 30, 2003, we have generated positive operating cash flow in each quarter and expect this trend to continue throughout 2007 and beyond. In addition, as of December 31, 2006, we had $58.6 million of additional liquidity available to us under the $75.0 million Silicon Valley Bank revolving credit line in the event we need additional cash to fund expansion activities, fund working capital requirements or pursue attractive strategic opportunities that may become available in the future. In addition, from time to time we assess external financing opportunities, both debt and equity, as alternative sources for financing such activities and opportunities. In February 2007, our wholly-owned subsidiary obtained a loan of up to $110.0 million, which has a term of three years and bears interest at a floating rate (one, three or six month LIBOR plus 2.75%), with an initial rate of 8.125%, to finance a portion of the development and construction costs of the Chicago metro area IBX expansion project, which we refer to as the Chicago IBX financing. While we expect that our cash flow from operations will continue to increase, we expect our cash flow used in investing activities, primarily as a result of our expected purchases of property and equipment to complete these expansion projects, will also increase and we expect them to be greater than our cash flows generated from operating activities. Given our limited operating history, additional potential expansion opportunities that we may decide to pursue and other business risks that may cause our operating results to fluctuate, we may not achieve our desired levels of profitability or cash requirements in the future. For further information, refer to “Risk Factors” in Item 1A of this Annual Report on Form 10-K above.

Sources and Uses of Cash

Net cash provided by our operating activities was $75.4 million, $67.6 million and $36.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. This increase was primarily due to improved operating results, excluding the increase in stock-back compensation as a result of our adoption of SFAS 123(R) in 2006; however, these improved operating results were mostly offset by additional restructuring charge payments as a result of our 2005 and 2004 restructuring charges. While this increased level of restructuring charge payments has had an impact on our ability to grow our cash from operating activities, we expect that we will continue to generate cash from our operating activities throughout 2007 and beyond.

Net cash used in investing activities was $158.5 million, $108.7 million and $56.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Net cash used in investing activities for the year ended December 31, 2006 was primarily the result of the capital expenditures required to bring our recently opened IBX centers in the Chicago, Los Angeles and Silicon Valley metro areas to Equinix standards, our current IBX expansion projects in the Washington, D.C., Chicago, New York and Tokyo metro areas, which will open during 2007, and to support our growing customer base, as well as the net purchases of $3.5 million of our short-term and long-term investments and the purchase of our Chicago IBX property in June 2006 for $9.8 million, offset by the proceeds from the sale of our Honolulu IBX in December 2006 of $9.5 million. Net cash used in investing activities during the year ended December 31, 2005 was primarily the result of the purchases of the Los Angeles IBX and Ashburn campus properties for $34.7 million and $53.8 million, respectively, and capital expenditures required to bring our recently acquired IBX centers in the Washington, D.C., Silicon Valley, Chicago and Los Angeles metro areas to Equinix standards and to support our growing customer base offset by the net sales and maturities of short-term and long-term investments of $12.2 million. Net cash used in investing activities during the year ended December 31, 2004 was primarily for the net purchase of short-term and long-term investments of $36.1 million, as well as to fund capital expenditures of $22.9 million to bring our recently acquired IBX centers in the Silicon Valley and Washington, D.C. metro areas to Equinix standards and to support our growing customer base. For 2007 and beyond, we anticipate that our cash used in investing activities, excluding the purchases, sales and maturities of short-term and long-term investments, will primarily be for our capital expenditures, which we expect to be substantial, as well as additional purchases of real estate that we may undertake in the future.

Net cash provided by financing activities was $46.1 million, $134.6 million and $19.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Net cash provided by financing activities for the year ended December 31, 2006, was primarily due to the $40.0 million borrowing under the $75.0 million Silicon Valley Bank revolving credit line in September 2006, the $40.0 million additional financing under the Ashburn campus mortgage payable in December 2006 and proceeds from the exercises of employee stock options and purchases from our employee stock purchase plan, partially offset by the repayment of $70.0 million in borrowings under the $75.0 million Silicon Valley Bank revolving credit line and principal payments of $2.6 million for our capital lease and other financing obligations and the Ashburn campus mortgage payable. Net cash generated by financing activities for the year ended December 31, 2005 was primarily the result of proceeds of $30.0 million from our borrowing on the $50.0 million Silicon Valley Bank revolving credit line in October 2005, which we repaid in full in January 2006, proceeds of $60.0 million from our Ashburn campus financing in December 2005, proceeds of $38.1 million from our Los Angeles IBX financing and proceeds from the exercises of warrants and various employee stock plans, offset primarily by principal payments of $5.5 million for our various capital lease and other financing obligations. Net cash generated by financing activities for the year ended December 31, 2004, was primarily the result of the $86.3 million in gross proceeds from our convertible debenture offering, offset by $70.8 million in payments on our credit facility, senior notes and capital lease and other financing obligations, as well as debt extinguishment costs associated with paying down these facilities and $7.3 million in proceeds from our various employee stock plans. We expect to obtain additional financings in 2007, such as the Chicago IBX financing, in order to fund our expansion plans.

Debt Obligations—Non-Convertible Debt

As of December 31, 2006, our non-convertible debt totaled $193.6 million and was comprised of our (i) Washington D.C. metro area IBX capital lease, (ii) San Jose IBX equipment and fiber financing, (iii) Chicago IBX equipment financing, (iv) Los Angeles IBX financing and (v) Ashburn campus mortgage payable. Furthermore, as of December 31, 2006, we had utilized $16.4 million of the credit line through the issuance of letters of credit and, as a result, we had $58.6 million of additional liquidity available to us under the $75.0 million Silicon Valley Bank revolving credit line.

Washington D.C. Metro Area IBX Capital Lease. In April 2004, we entered into a long-term lease for a 95,000 square foot data center in the Washington, D.C. metro area. The center is adjacent to our existing Washington D.C. metro area IBX center. This lease, which includes the leasing of all of the IBX plant and machinery equipment located in the building, is a capital lease. We took possession of this property during the fourth quarter of 2004, and as a result, recorded property and equipment assets, as well as a capital lease obligation, totaling $35.3 million. Payments under this lease will be made monthly through October 2019 at an effective interest rate of 8.50% per annum. As of December 31, 2006, principal of $33.7 million remained outstanding under this capital lease.

San Jose IBX Equipment and Fiber Financing. In December 2004, we entered into a long-term lease for a 103,000 square foot data center in San Jose, and at the same time entered into separate agreements to purchase the equipment located within this new IBX center and to interconnect all three of our Silicon Valley area IBX centers to each other through redundant dark fiber links. Under U.S. generally accepted accounting principles, these three separate agreements are considered to be a single arrangement. Furthermore, while the building component of this transaction is classified as a long-term operating lease, the equipment and fiber portions of the transaction are classified as financed assets. We took possession of this property during the first quarter of 2005, and as a result, recorded property and equipment and prepaid fiber assets, as well as a financing obligation, totaling $18.7 million. Payments under this financing obligation will be made monthly through May 2020 at an effective interest rate of 8.50% per annum. As of December 31, 2006, principal of $14.8 million remained outstanding under this financing obligation.

Chicago IBX Equipment Financing. In July 2005, we entered into a long-term sublease for a 107,000 square foot data center in Chicago, and at the same time entered into a separate agreement to purchase the equipment located within this IBX center. Under U.S. generally accepted accounting principles, these two separate agreements are considered to be a single arrangement. Furthermore, while the building component of this transaction is classified as a long-term operating lease, the equipment portion of the transaction is classified as financed assets. We took possession of this property and title to the equipment assets in November 2005, and as a result, recorded IBX equipment assets, as well as a financing obligation, totaling $9.7 million at that time. Payments under this financing obligation will be made monthly through August 2015 at an effective interest rate of 7.50% per annum. As of December 31, 2006, principal of $8.1 million remained outstanding under this financing obligation.

Los Angeles IBX Financing. In September 2005, we purchased a 107,000 square foot data center in the Los Angeles metro area for $34.7 million, which we paid for in full with cash in September 2005. In October 2005, we entered into a purchase and sale agreement to sell this Los Angeles IBX for $38.7 million and to lease it back from the purchaser pursuant to a long-term lease, which closed in December 2005, and we received net proceeds from the sale of this property of $38.1 million. However, due to our continuing involvement in regards to certain aspects of this property, the sale and leaseback of this property does not qualify as a sale-leaseback under generally accepted accounting principles, but rather is accounted for as a financing of the property. We refer to this portion of the transaction as the Los Angeles IBX financing. Pursuant to the Los Angeles IBX financing, we recorded a financing obligation liability totaling $38.1 million in December 2005. Payments under the Los Angeles IBX financing will be made monthly through December 2025 at an effective interest rate of 7.75% per annum. As of December 31, 2006, principal of $38.1 million remained outstanding under this financing obligation.

Ashburn Campus Mortgage Payable. In December 2005, we completed the financing of our October 2005 purchase of the Ashburn campus property with a $60.0 million mortgage to be amortized over 20 years. Upon receipt of the $60.0 million of cash in December 2005, we recorded a $60.0 million mortgage payable. Payments under the Ashburn campus mortgage payable will be made monthly through January 2026 at an effective interest rate of 8% per annum. In December 2006, we obtained an additional financing of $40.0 million under the Ashburn campus mortgage payable, which increased the total amount financed under the Ashburn campus mortgage payable to $100.0 million, on the same terms as the initial mortgage payable. As of December 31, 2006, principal of $98.9 million remained outstanding under this mortgage payable.

$75.0 Million Silicon Valley Bank Revolving Credit Line. In August 2006, we amended the Silicon Valley Bank credit line by entering into a $75.0 million revolving line of credit agreement with Silicon Valley Bank, replacing the previously outstanding $50.0 million line of credit arrangement, and adding General Electric Capital Corporation (GE) as a lender. The $75.0 million Silicon Valley Bank revolving credit line allows for issuance of letters of credit (in addition to revolving borrowings). The $75.0 million Silicon Valley Bank revolving credit line also has an option for us to increase the amount of the line to $100.0 million at a later date, subject to approval of the lender or lenders electing to participate in such increase. Borrowings under the $75.0 million Silicon Valley Bank revolving credit line will continue to bear interest at variable interest rates, plus the applicable margins which were in effect prior to the amendment, based on either prime rates or LIBOR rates. As of December 31, 2006, we had a total of $16.4 million of outstanding letters of credit under the letters of credit sublimit of the $75.0 million Silicon Valley Bank revolving credit line reducing the amount of borrowings available to us to $58.6 million. These letters of credit automatically renew in successive one-year periods until the final termination. If the beneficiaries of these letters of credit decide to draw down on these letters of credit, we will be required to fund these letters of credit either through cash collateral or borrowings under the $75.0 million Silicon Valley Bank revolving credit line. As of December 31, 2006, if we had borrowed against the Silicon Valley Bank revolving credit line, our borrowings would have had an effective interest rate of 7.82% per annum. The $75.0 million Silicon Valley Bank revolving credit line matures on September 15, 2008 and is secured by substantially all of our domestic personal property assets and certain of our real property leases and contains several financial covenants, which require compliance with maximum leverage and working capital ratios and a minimum EBITDA target, all of which we were in compliance with as of December 31, 2006.

Chicago IBX financing. In February 2007, our wholly-owned subsidiary obtained a loan of up to $110.0 million to finance a portion of the development and construction costs of the Chicago metro area IBX expansion project, of which $20.0 million of this loan was drawn at closing. The remaining amount of the Chicago IBX financing will be drawn down during the construction period of the Chicago metro area IBX expansion project and we expect that the full $110.0 million will be fully drawn down by the end of 2007. The Chicago IBX financing has a term of three years and bears interest at a floating rate (one, three or six month LIBOR plus 2.75%), with an initial rate of 8.125%. The Chicago IBX financing has no specific financial covenants. In addition, the Chicago IBX Financing contains a limited parent company guaranty.

Debt Obligations—Convertible Debt

Convertible Subordinated Debentures. During February 2004, we sold $86.3 million in aggregate principal amount of 2.5% convertible subordinated debentures due 2024 to qualified institutional buyers. We used the net proceeds from this offering primarily to repay all amounts outstanding under our credit facility and two of our other debt facilities, as well as fully redeemed our remaining 13% senior notes. The interest on the convertible subordinated debentures is payable semi-annually every February and August and is payable in cash. Our convertible subordinated debentures are convertible into 2.2 million shares of our common stock.

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

Debt Maturities, Financings, Leases and Other Contractual Commitments

We lease our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2025. The following represents our debt maturities, financings, leases and other contractual commitments as of December 31, 2006 (in thousands):

	Convertible subordinated debentures	Mortgage payable	Capital leases and other financing obligations	Operating leases covered under accrued restructuring charges	Operating leases (1)	Other contractual commitments (1)	Total
2007	—	9,820	9,587	13,953	32,911	121,378	187,649
2008	—	10,164	9,860	13,262	32,741	5,797	71,824
2009	86,250	10,164	10,134	13,309	32,639	518	153,014
2010	—	10,164	10,409	3,357	31,368	477	55,775
2011	—	10,164	10,703	3,464	26,452	545	51,328
2012 and thereafter	—	143,668	117,651	13,143	137,840	2,725	415,027

	86,250	194,144	168,344	60,488	293,951	131,440	934,617
Less amount representing interest	—	(95,248)	(80,200)	—	—	—	(175,448)
Plus amount representing residual property value	—	—	6,555	—	—	—	6,555
Less amount representing estimated subrental income and expense	—	—	—	(12,570)	—	—	(12,570)
Less amount representing accretion	—	—	—	(6,345)	—	—	(6,345)

	$86,250	$98,896	$94,699	$41,573	$293,951	$131,440	$746,809

(1)	Represents off-balance sheet arrangements. Other contractual commitments are described below.

In connection with six of our IBX operating leases and one utilities contract, we have entered into seven irrevocable letters of credit with Silicon Valley Bank. These letters of credit were provided in lieu of cash deposits under the letters of credit sublimit provision of the $75.0 million Silicon Valley Bank revolving credit line. The letters of credit total $16.4 million, are collateralized by the $75.0 million Silicon Valley Bank revolving credit line and automatically renew in successive one-year periods until the final termination. If the beneficiaries of these letters of credit decide to draw down on these letters of credit, we will be required to fund these letters of credit either through cash collateral or borrowings under the Silicon Valley Bank revolving credit line. This contingent commitment is not reflected in the table above.

Primarily as a result of our recent IBX expansions in the Chicago, Washington D.C. and New York metro areas, as of December 31, 2006, we were contractually committed for $94.6 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers prior to making them available to customers for installation. This amount, which is expected to be paid in 2007, is reflected in the table above as “other contractual commitment.” We have other, non-capital purchase commitments in place as of December 31, 2006, such as commitments to purchase power in select locations, primarily in the U.S. and Singapore, through 2007 and thereafter and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2007. Such other purchase commitments as of December 31, 2006, which total $36.8 million, are also reflected in the table above as an “other contractual commitments.” In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures beyond the $94.6 million contractually committed as of December 31, 2006 in these three markets, as well as Tokyo, during 2007 of approximately $160.0 million to $170.0 million in order to complete the work needed to open these IBX centers. These non-contractual capital expenditures are not reflected in the table above.

Recent Accounting Pronouncements

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We are currently in the process of evaluating the impact that the adoption of SFAS No. 157 will have on our financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. The adoption of SAB 108 has not had a significant impact on our financial position and results of operations; however, we recorded an adjustment totaling $1.2 million, which resulted in a reduction to revenue and an offsetting increase to deferred installation revenue, a liability account. This adjustment relates to how we previously accounted for individual customer installation charges that were less than $1,000. Previously, we recognized revenue on customer installation charges less than $1,000 upfront rather than ratably over the longer of the term of the contract or expected customer relationship. We concluded that this cumulative charge was not material to any previously-reported historical period or the current fiscal year. As such, this cumulative charge representing the remaining deferred obligation totaling $1.2 million was recorded in the fourth quarter of 2006 and is included in the statement of operations for the year ended December 31, 2006 within our results from operations, versus restating prior periods or as a cumulative effect of a change in accounting principle in the current year.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure, on an instrument-by-instrument basis, many financial instruments and certain other assets and liabilities at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective as of the beginning of a fiscal year that begins after November 15, 2007. We are currently in the process of evaluating the impact that the adoption of SFAS No. 159 will have on our financial position, results of operations and cash flows.

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

In the past, we have employed foreign currency forward exchange contracts for the purpose of hedging certain specifically identified net currency exposures, however, there were no forward contracts in effect at December 31, 2006. The use of these financial instruments was intended to mitigate some of the risks associated with fluctuations in currency exchange rates, but does not eliminate such risks. We may decide to employ such contracts again in the future. We do not use financial instruments for trading or speculative purposes.

Interest Rate Risk

Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio. All of our cash equivalents and marketable securities are designated as available-for-sale and are therefore recorded at fair market value on our consolidated balance sheet with the unrealized gains or losses reported as a separate component of other comprehensive income or loss. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of December 31, 2006 our portfolio maturity was relatively short. If current interest rates were to increase or decrease by 10% from their position as of December 31, 2006, the fair market value of our investment portfolio could increase or decrease by approximately $262,000.

An immediate 10% increase or decrease in current interest rates from their position as of December 31, 2006 would furthermore not have a material impact on our debt obligations due to the fixed nature of the majority of our debt obligations. However, the interest expense associated with our $75.0 million revolving credit line, which bears interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR, could be affected. Accordingly, any borrowings from our $75.0 million Silicon Valley Bank revolving credit line are subject to interest rate risk. Assuming $75.0 million was outstanding under the $75.0 million Silicon Valley Bank revolving credit line, for every 100 basis point change in interest rates, our interest expense could increase or decrease by $750,000.

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but do not impact our earnings or cash flows. The fair market value of our convertible subordinated debentures is based on quoted market prices. The estimated fair value of our convertible subordinated debentures as of December 31, 2006 was approximately $169.4 million versus approximately $98.9 million as of December 31, 2005.

Foreign Currency Risk

The majority of our recognized revenue is denominated in U.S. dollars, generated mostly from customers in the U.S. However, approximately 14% of our revenues and 13% of our costs are in the Asia-Pacific region, and a large portion of those revenues and costs are denominated in a currency other than the U.S. dollar, primarily the Singapore dollar, Japanese yen and Hong Kong and Australian dollars. As a result, our operating results and cash flows are impacted by currency fluctuations relative to the U.S. dollar. Going forward, we expect that approximately 13-15% of our revenues and costs will continue to be generated and incurred in the Asia-Pacific region in currencies other than the U.S. dollar. In addition, we are currently undergoing an expansion of our IBX center in the Tokyo, Japan metro area and have announced our plans to expand our IBX center in Singapore. As a result, we are exposed to risks resulting from fluctuations in foreign currency exchange rates in connection with our international expansions. To the extent we are paying contractors in foreign currencies, our expansions could cost more than anticipated from declines in the U.S dollar relative to foreign currencies.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. There were no significant changes in internal control over financial reporting during 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-1 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

There is no disclosure to report pursuant to Item 9B.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the Equinix Proxy Statement for the 2007 Annual Meeting of Stockholders.

We adopted a Code of Ethics applicable for Chief Executive Officer and Senior Financial Officers and a Code of Business Conduct. This information is incorporated by reference to the Equinix Proxy Statement for the 2007 Annual Meeting of Stockholders and is also available on our website, www.equinix.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the Equinix Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the Equinix Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the Equinix Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the Equinix Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

(a)(2) All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
2.1

Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.

		Def. Proxy 14A	12/12/02

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.3	Bylaws of the Registrant.	10-K	12/31/02	3.2

3.4	Certificate of Amendment of the Bylaws of the Registrant.	10-Q	6/30/03	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Registration Rights Agreement (see Exhibit 10.15).

4.3	Indenture (see Exhibit 10.19).

10.1	Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).	S-4 (File No. 333-93749)	12/29/99	10.2

10.2	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.3+	Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.	S-4/A (File No. 333-93749)	5/9/00	10.9

10.4+	Lease Agreement with Rose Ventures II, Inc., dated June 10, 1999.	S-4/A (File No. 333-93749)	5/9/00	10.12

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.5	2000 Equity Incentive Plan.	S-1 (File No. 333-39752)	6/21/00	10.24

10.6	2000 Director Option Plan.	S-1/A (File No. 333-39752)	7/19/00	10.25

10.7	Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000.	S-1/A (File No. 333-39752)	8/9/00	10.27

10.8+	Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24, 2000.	10-Q	9/30/00	10.31

10.9	First Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated September 26, 2001.	10-Q	9/30/01	10.46

10.10	2001 Supplemental Stock Plan.	10-Q	9/30/01	10.48

10.11	Second Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated May 20, 2002.	10-Q	6/30/02	10.53

10.12+	Second Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of October 1, 2002.	10-Q	9/30/02	10.56

10.13	Form of Severance Agreement entered into by the Company and each of the Company’s executive officers.	10-Q	9/30/02	10.58

10.14	Third Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 30, 2002.	10-K	12/31/02	10.74

10.15	Registration Rights Agreement by and among Equinix and the Initial Purchasers, dated as of December 31, 2002.	10-K	12/31/02	10.75

10.16	Securities Purchase and Admission Agreement, dated April 29, 2003, among Equinix, certain of Equinix’s subsidiaries, i-STT Investments Pte Ltd, STT Communications Ltd and affiliates of Crosslink Capital.	8-K	5/1/03	10.1

10.17	Fourth Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of November 21, 2003.	10-K	12/31/03	10.94

10.18+	Sublease Agreement between Sprint Communications Company, L.P. and Equinix Operating Co., Inc. dated as of October 24, 2003.	10-K	12/31/03	10.95
10.19	Indenture among Equinix, Inc. and U.S. Bank National Association as Trustee dated February 11, 2004.	10-Q	3/31/04	10.99

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.20+	Lease Agreement dated as of April 21, 2004 between Eden Ventures LLC and Equinix, Inc.	10-Q	6/30/04	10.103

10.21	Equinix, Inc. 2004 International Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04	10.105

10.22	Equinix, Inc. Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04	10.106

10.23	First Amendment to Sublease Agreement dated as of June 21, 2004 between Equinix Operating Co. Inc. and Sprint Communications Company L.P.	10-K	12/31/04	10.107

10.24+	Assignment and Assumption of Lease and First Amendment to Lease dated as of December 6, 2004, between Equinix Operating Company, Inc., Abovenet Communications, Inc., and Brokaw Interests; and Lease dated December 29, 1999 between Abovenet Communications, Inc., and Brokaw Interests.	10-K	12/31/04	10.109

10.25	Form of Restricted Stock Agreement for Equinix’s executive officers under the Company’s 2000 Equity Incentive Plan.	10-K	12/31/05	10.115

10.26	Lease Agreement dated June 9, 2005 between Equinix Operating Co., Inc. and Mission West Properties L.P. and associated Guaranty of Equinix, Inc.	10-Q	6/30/05	10.117

10.27	Letter Agreement dated October 6, 2005 among Equinix, Inc., STT Communications Ltd. and I-STT Investments Pte. Ltd.	8-K	10/6/05	99.1

10.28	Transition and Severance Agreement between Equinix, Inc. and Philip Koen dated November 7, 2005.	8-K	11/8/05	99.1

10.29	Lease Agreement dated December 21, 2005 between Equinix Operating Co., Inc. and iStar El Segundo, LLC and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.126

10.30+	Loan and Security Agreement and Note between Equinix RP II, LLC and SFT I, Inc. dated December 21, 2005 and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.127

10.31	Lease Agreement dated as of December 21, 2005 between Equinix RP II, LLC and Equinix, Inc.	10-K	12/31/05	10.128

10.32	Fifth Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc. dated January 1, 2006 and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.129

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.33	Lease Agreement dated September 14, 2006 between 777 Sinatra Drive Corp. and Equinix, Inc.	10-Q	9/30/06	10.135

10.34+	Second Amended and Restated Loan and Security Agreement dated August 10, 2006 between Silicon Valley Bank, General Electric Capital Corporation, Equinix, Inc. and Equinix Operating Co., Inc.	10-Q	9/30/06	10.136

10.35	2007 Equinix Annual Incentive Plan				X

10.36	Letter agreements by and between Equinix, Inc. and certain of its executive officers repricing upwards certain stock option grants.				X

10.37

First Omnibus Modification Agreement dated December 27, 2006 by and among SFT I, Inc. (“SFT I”), Equinix RP II, LLC (“RP II”) and Equinix, Inc. (“Equinix”), Amended and Restated Promissory Note dated December 27, 2006 by RP II in favor of SFT I and Reaffirmation of Guaranty dated December 27, 2006 by RP II and Equinix in favor of SFT I.

X

10.38	First Amendment to Deed of Lease dated December 27, 2006 by and between Equinix RP II, LLC and Equinix Operating Co., Inc.				X

21.1	Subsidiaries of Equinix.				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

(b)	Exhibits.

See (a) (3) above.

(c)	Financial Statement Schedule.

See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUINIX, INC. (Registrant)

February 28, 2007	By	/s/ PETER F. VAN CAMP
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

Signature	Title	Date

/s/ PETER F. VAN CAMP Peter F. Van Camp	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2007

/s/ KEITH D. TAYLOR Keith D. Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2007

/s/ STEVEN T. CLONTZ Steven T. Clontz	Director	February 28, 2007

/s/ STEVEN P. ENG Steven P. Eng	Director	February 28, 2007

/s/ GARY F. HROMADKO Gary F. Hromadko	Director	February 28, 2007

/s/ SCOTT G. KRIENS Scott G. Kriens	Director	February 28, 2007

Irving F. Lyons, III	Director

INDEX TO EXHIBITS

Exhibit Number	Description of Document
10.35	2007 Equinix Annual Incentive Plan

10.36	Letter agreements by and between Equinix, Inc. and certain of its executive officers repricing upwards certain stock option grants.

10.37

First Omnibus Modification Agreement dated December 27, 2006 by and among SFT I, Inc. (“SFT I”), Equinix RP II, LLC (“RP II”) and Equinix, Inc. (“Equinix”), Amended and Restated Promissory Note dated December 27, 2006 by RP II in favor of SFT I and Reaffirmation of Guaranty dated December 27, 2006 by RP II and Equinix in favor of SFT I.

10.38	First Amendment to Deed of Lease dated December 27, 2006 by and between Equinix RP II, LLC and Equinix Operating Co., Inc.

21.1	Subsidiaries of Equinix.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Equinix, Inc.:

We have completed integrated audits of Equinix, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Equinix, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 13 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 28, 2007

EQUINIX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$82,563	$119,267
Short-term investments	48,831	52,105
Accounts receivable, net of allowance for doubtful accounts of $273 and $145	26,864	17,237
Prepaids and other current assets	8,003	3,103

Total current assets	166,261	191,712
Long-term investments	25,087	17,483
Property and equipment, net	546,395	438,790
Goodwill	16,919	21,654
Debt issuance costs, net	3,006	3,075
Other assets	14,164	8,283

Total assets	$771,832	$680,997

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$27,269	$22,557
Accrued property and equipment	23,337	15,783
Borrowings from credit line	—	30,000
Current portion of accrued restructuring charges	13,469	12,400
Current portion of capital lease and other financing obligations	1,977	1,552
Current portion of mortgage payable	2,150	1,159
Other current liabilities	10,151	7,972

Total current liabilities	78,353	91,423
Accrued restructuring charges, less current portion	28,103	37,431
Capital lease and other financing obligations, less current portion	92,722	94,653
Mortgage payable, less current portion	96,746	58,841
Convertible subordinated debentures	86,250	86,250
Deferred rent and other liabilities	34,630	23,726

Total liabilities	416,804	392,324

Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock, $0.001 par value per share; 300,000,000 shares authorized in 2006 and 2005; 29,516,927 and 27,444,566 shares issued and outstanding in 2006 and 2005	29	27
Additional paid-in capital	904,573	839,497
Deferred stock-based compensation	—	(4,930)
Accumulated other comprehensive income	3,870	1,126
Accumulated deficit	(553,444)	(547,047)

Total stockholders’ equity	355,028	288,673

Total liabilities and stockholders’ equity	$771,832	$680,997

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year ended December 31,
	2006	2005	2004
Revenues	$286,915	$221,057	$163,671

Costs and operating expenses:
Cost of revenues	188,379	158,354	136,950
Sales and marketing	32,619	20,552	18,604
General and administrative	72,123	45,110	32,494
Restructuring charges	1,527	33,814	17,685
Gain on Honolulu IBX sale	(9,647)	—	—

Total costs and operating expenses	285,001	257,830	205,733

Income (loss) from operations	1,914	(36,773)	(42,062)
Interest income	6,627	3,584	1,291
Interest expense	(14,875)	(8,880)	(11,496)
Loss on debt extinguishment and conversion	—	—	(16,211)

Loss before income taxes and cumulative effect of a change in accounting principle	(6,334)	(42,069)	(68,478)
Income taxes	(439)	(543)	(153)

Net loss before cumulative effect of a change in accounting principle	(6,773)	(42,612)	(68,631)
Cumulative effect of a change in accounting principle for stock-based compensation (net of income taxes of $0)	376	—	—

Net loss	$(6,397)	$(42,612)	$(68,631)

Net loss per share:
Basic and diluted net loss per share before cumulative effect of a change in accounting principle	$(0.23)	$(1.78)	$(3.87)
Cumulative effect of a change in accounting principle	0.01	—	—

Basic and diluted net loss per share	$(0.22)	$(1.78)	$(3.87)

Weighted average shares	28,551	23,956	17,719

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)

For the Three Years Ended December 31, 2006

(in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2003	1,868,667	$2	15,084,425	$15	$755,698	$(1,032)	$1,198	$(435,804)	$320,077
Issuance of common stock upon exercise of common stock options	—	—	1,038,306	1	5,954	—	—	—	5,955
Issuance of common stock upon exercise of common stock warrants	—	—	62,100	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	314,637	—	1,334	—	—	—	1,334
Issuance of common stock upon conversion of convertible secured notes	—	—	2,500,000	3	9,997	—	—	—	10,000
Issuance/revaluation of common stock warrants	—	—	—	—	2,445	—	—	—	2,445
Deferred stock-based compensation, net of forfeitures	—	—	—	—	695	(695)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	1,467	—	—	1,467
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(68,631)	(68,631)
Foreign currency translation gain	—	—	—	—	—	—	1,147	—	1,147
Unrealized loss on investments	—	—	—	—	—	—	(88)	—	(88)

Net comprehensive income (loss)	—	—	—	—	—	—	1,059	(68,631)	(67,572)

Balances as of December 31, 2004	1,868,667	2	18,999,468	19	776,123	(260)	2,257	(504,435)	273,706
Issuance of common stock upon exercise of common stock options and release of restricted stock	—	—	895,965	1	8,071	—	—	—	8,072
Issuance of stock upon exercise of stock warrants	965,674	1	111,840	—	1,509	—	—	—	1,510
Issuance of common stock under employee stock purchase plans	—	—	218,158	—	3,407	—	—	—	3,407
Issuance of preferred stock upon conversion of convertible secured notes	4,384,794	4	—	—	37,307	—	—	—	37,311
Issuance of common stock upon conversion of preferred stock	(7,219,135)	(7)	7,219,135	7	—	—	—	—	—
Issuance/revaluation of common stock warrants	—	—	—	—	(3)	—	—	—	(3)
Settlement of stock price guarantee	—	—	—	—	98	—	—	—	98
Tax benefit from employee stock plans	—	—	—	—	38	—	—	—	38
Deferred stock-based compensation, net of forfeitures	—	—	—	—	12,947	(12,947)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	8,277	—	—	8,277
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(42,612)	(42,612)
Foreign currency translation loss	—	—	—	—	—	—	(767)	—	(767)
Unrealized loss on investments	—	—	—	—	—	—	(364)	—	(364)

Net comprehensive loss	—	—	—	—	—	—	(1,131)	(42,612)	(43,743)

Balances as of December 31, 2005	—	—	27,444,566	27	839,497	(4,930)	1,126	(547,047)	288,673
Issuance of common stock upon exercise of common stock options and release of restricted stock	—	—	1,937,010	2	34,922	—	—	—	34,924
Issuance of stock upon exercise of stock warrants	—	—	26	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plans	—	—	135,325	—	3,912	—	—	—	3,912
Settlement of stock price guarantee	—	—	—	—	9	—	—	—	9
Tax benefit from employee stock plans	—	—	—	—	727	—	—	—	727
Cumulative effect adjustments upon adoption of FASB123R	—	—	—	—	(5,306)	4,930	—	—	(376)
Stock-based compensation, net of forfeitures	—	—	—	—	30,812	—	—	—	30,812
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(6,397)	(6,397)
Foreign currency translation gain	—	—	—	—	—	—	2,408	—	2,408
Unrealized gain on investments	—	—	—	—	—	—	336	—	336

Net comprehensive income (loss)	—	—	—	—	—	—	2,744	(6,397)	(3,653)

Balances as of December 31, 2006	—	$—	29,516,927	$29	$904,573	$—	$3,870	$(553,444)	$355,028

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(6,397)	$(42,612)	$(68,631)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	71,737	62,620	55,926
Stock-based compensation	30,767	8,277	1,467
Restructuring charges	1,527	33,814	17,685
Amortization of intangible assets & non-cash prepaid rent	1,041	319	2,243
Accretion of asset retirement obligation & accrued restructuring charges	3,554	1,882	355
Non-cash interest expense	880	1,675	7,805
Cumulative effect of a change in accounting principle	(376)	—	—
Loss on debt extinguishment and conversion	—	—	16,211
Gain on Honolulu IBX sale	(9,647)	—	—
Other reconciling items	(426)	(427)	(14)
Changes in operating assets and liabilities:
Accounts receivable	(9,666)	(4,854)	(1,691)
Prepaids and other assets	(3,274)	3,245	(4,014)
Accounts payable and accrued expenses	4,756	3,755	3,086
Accrued restructuring charges	(12,804)	(3,066)	(761)
Other liabilities	3,740	2,967	7,245

Net cash provided by operating activities	75,412	67,595	36,912

Cash flows from investing activities:
Purchases of investments	(88,422)	(107,932)	(220,769)
Sales of investments	2,969	13,360	7,021
Maturities of investments	81,948	106,773	177,608
Purchase of Los Angeles IBX property	—	(34,748)	—
Purchase of Ashburn campus property	—	(53,759)	—
Purchase of Chicago IBX property	(9,766)	—	—
Purchases of other property and equipment	(162,291)	(45,412)	(22,934)
Accrued property and equipment	7,554	12,871	458
Proceeds from Honolulu IBX sale	9,530	—	—
Proceeds from sale of other property and equipment	8	125	—
Sale of restricted cash	—	—	1,751

Net cash used in investing activities	(158,470)	(108,722)	(56,865)

Cash flows from financing activities:
Proceeds from exercise of warrants, stock options and employee stock purchase plans	38,836	12,989	7,289
Proceeds from mortgage payable	40,000	60,000	—
Proceeds from Los Angeles IBX financing	—	38,142	—
Proceeds from borrowings under credit line	40,000	30,000	—
Proceeds from convertible subordinated debentures	—	—	86,250
Repayment of borrowings from credit line	(70,000)	—	—
Repayment of capital lease and other financing obligations	(1,506)	(5,523)	(3,632)
Repayment of mortgage payable	(1,104)	—	—
Repayment of credit facility	—	—	(34,281)
Repayment of senior notes	—	—	(30,475)
Debt extinguishment costs	—	—	(2,505)
Debt issuance costs	(811)	(997)	(3,407)
Excess tax benefits from stock-based compensation	692	—	—

Net cash provided by financing activities	46,107	134,611	19,239

Effect of foreign currency exchange rates on cash and cash equivalents	247	(155)	(217)
Net increase (decrease) in cash and cash equivalents	(36,704)	93,329	(931)
Cash and cash equivalents at beginning of year	119,267	25,938	26,869

Cash and cash equivalents at end of year	$82,563	$119,267	$25,938

Supplemental disclosure of cash flow information:
Cash paid for taxes	$545	$—	$—

Cash paid for interest	$13,344	$7,133	$3,181

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Equinix, Inc. (“Equinix” or the “Company”) was incorporated in Delaware on June 22, 1998. Equinix is the leading global provider of network-neutral data centers and Internet exchange services for enterprises, content companies, systems integrators and network services providers. Through our Internet Business Exchange (“IBX”) centers in 10 markets in the U.S. and Asia-Pacific, customers can directly interconnect with every major global network and Internet service provider for their critical peering, transit and traffic exchange requirements. These interconnection points facilitate the highest performance and growth of the Internet by serving as neutral and open marketplaces for Internet infrastructure services, allowing customers to expand their businesses while reducing costs.

The Company believes it has sufficient cash, coupled with anticipated cash generated from operating activities and anticipated cash from financings, to meet its operating requirements for at least the next 12 months. As of December 31, 2006, the Company had $156,481,000 of cash, cash equivalents and short-term and long-term investments. Since the quarter ended September 30, 2003, the Company has generated positive operating cash flow in each quarter and expects this trend to continue throughout 2007 and beyond. In addition, as of December 31, 2006, the Company had $58,581,000 of additional liquidity available to it under the Company’s Silicon Valley Bank Credit Line Amendment (see Note 12), in the event the Company needs additional cash to fund expansion activities, fund working capital requirements or pursue attractive strategic opportunities that may become available in the future. In addition, from time to time the Company assesses external financing opportunities, both debt and equity, as alternative sources for financing such activities and opportunities. In February 2007, a wholly-owned subsidiary of the Company obtained a loan of up to $110,000,000, which has a term of three years and bears interest at a floating rate (one, three or six month LIBOR plus 2.75%), with an initial rate of 8.125%, to finance a portion of the development and construction costs of the Chicago Metro Area IBX Expansion Project (see Note 2). While the Company expects that its cash flow from operations will continue to increase, the Company expects its cash flow used in investing activities, primarily as a result of its expected purchases of property and equipment to complete these expansion projects, will also increase (see Note 16, “Other Purchase Commitments”) and the Company expects them to be greater than its cash flows generated from operating activities. The Company will investigate additional financing opportunities in connection with the Company’s current and future expansion plans, in order to continue to meet its cash requirements to fund its other capital expenditures, debt service and corporate operating requirements and maintain its cash and working capital position.

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

The Company’s cumulative translation adjustment as of December 31, 2006, 2005 and 2004 was $3,990,000, $1,582,000 and $2,349,000, respectively.

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

Financial Instruments and Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash, cash equivalents and short-term and long-term investments to the extent these exceed federal insurance limits and accounts receivable. Risks associated with cash, cash equivalents and short-term and long-term investments are mitigated by the Company’s investment policy, which limits the Company’s investing to only those marketable securities rated at least A-1/P-1 and A+/A1 investment grade, as determined by independent credit rating agencies.

A significant portion of the Company’s customer base is comprised of businesses throughout the U.S. However, a portion of the Company’s revenues are derived from the Company’s Asia-Pacific operations. For the year ended December 31, 2006 the Company’s revenues were split approximately 86% in the U.S. and 14% in Asia-Pacific. For the year ended December 31, 2005 the Company’s revenues were split approximately 87% in the U.S. and 13% in Asia-Pacific. For the year ended December 31, 2004 the Company’s revenues were split approximately 87% in the U.S. and 13% in Asia-Pacific. No single customer accounted for greater than 10% of accounts receivables or revenues for the year ended December 31, 2006. For the years ended December 31, 2005 and 2004, one customer, IBM, accounted for 11% and 13%, respectively, of revenues for those years. As of December 31, 2005, this same customer accounted for 12% of accounts receivable. No other single customer accounted for greater than 10% of accounts receivables or revenues for the periods presented.

As of December 31, 2006 the Company had outstanding commitments of $298,146,000 due to one lender. These commitments are associated with real estate financing obligations in connection with the San Jose Ground Lease Termination (see Note 19), the Los Angeles IBX Financing (see Note 5) and the Mortgage Payable (see Note 6). In addition, in February 2007 the Company increased its commitment to this same lender in connection with the Chicago IBX Financing (see Note 20).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are stated at the Company’s original cost or relative fair value for acquired property and equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally two to five years for non-IBX center equipment and furniture and fixtures and two to 13 years for IBX center equipment. Leasehold improvements and assets acquired under capital lease are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement, which is generally ten to fifteen years for the leasehold improvements, unless they are considered integral equipment, in which case they are amortized over the lease term. Buildings owned by the Company are depreciated over their estimated useful life of the building, which is generally forty to fifty years. Pursuant to EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”, (i) leasehold improvements acquired in a business combination are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition and (ii) leasehold improvements that are placed into service significantly after and not contemplated at or near the beginning of the lease term are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased.

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

Interest incurred is capitalized in accordance with SFAS No. 34, “Capitalization of Interest Costs.” Total interest cost incurred and total interest cost capitalized during the year ended December 31, 2006 was $16,450,000 and $1,575,000, respectively. No interest costs were capitalized during the years ended December 31, 2005 and 2004.

Asset Retirement Costs

The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Subsequent to the initial measurement, the Company accretes the liability in relation to the asset retirement obligations over time and the accretion expense is recorded as a cost of revenue. The Company’s asset retirement obligations are primarily related to its IBX centers, of which the majority are leased under long-term arrangements, and, in certain cases, are required to be returned to the landlords in original condition. All of the Company’s IBX center leases have been subject to significant development by the Company in order to convert them from, in most cases, vacant buildings or warehouses into IBX centers. The majority of the Company IBX centers’ initial lease terms expire at various dates ranging from 2010 to 2025 and all of them have renewal options available to the Company.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2006, the Company recorded a $200,000 reduction in asset retirement obligations in connection with the Honolulu IBX Sale (see Note 3). During the year ended December 31, 2005, the Company recorded additional asset retirement costs related to a new lease totaling $517,000 and recorded a reduction of asset retirement costs in connection with the purchase of the Ashburn Campus totaling $426,000 as the Company no longer had the obligation to return the property to it original condition. For the years ended December 31, 2006, 2005 and 2004, the Company recorded accretion expense related to its asset retirement obligations of $536,000, $504,000 and $355,000, respectively.

Goodwill and Other Intangible Assets

The Company is required to perform an impairment review of its goodwill balance on at least an annual basis, which the Company performs during the fourth quarter. This impairment review involves a two-step process as follows:

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

During the three months ended December 31, 2006, the Company performed its annual test for goodwill impairment as required by SFAS No. 142. Equinix currently operates in one reportable segment, but has determined that it operates in a number of reporting units for the purposes of SFAS No. 142. The Company concluded that its goodwill, which is fully attributed to the Company’s Singapore reporting unit, was not impaired as the fair value of its Singapore reporting unit exceeded the carrying value of this reporting unit, including goodwill. The primary methods used to determine the fair values for SFAS No. 142 impairment purposes were the discounted cash flow and market methods. The assumptions supporting the discounted cash flow method, including the discount rate, which was assumed to be 13%, were determined using the Company’s best estimates as of the date of the impairment review.

Goodwill and other intangible assets, net, consisted of the following as of December 31 (in thousands):

	2006	2005
Goodwill	$16,919	$21,654

Other intangibles:
Intangible asset—customer contracts	4,370	4,051
Intangible asset—leases	1,017	—
Intangible asset—tradename	339	313
Intangible asset—workforce	160	160
Intangible asset—lease expenses	111	—

	5,997	4,524
Accumulated amortization	(5,475)	(4,349)

	522	175

	$17,441	$21,829

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s goodwill is fully attributed to the Company’s Singapore operation and is an asset denominated in Singapore dollars. As a result, it is subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses are a component of other comprehensive income and loss.

During the fiscal year ended December 31, 2006, the Company recorded a reduction of approximately $6,573,000 of goodwill as a result of a release of the Company’s valuation allowance that was recorded against the deferred tax assets in existence at the time when the Company acquired this subsidiary in Singapore on December 31, 2002 (see Note 15).

During the first quarter of 2006, the Company finalized its accounting for the Ashburn Campus Property Acquisition (see Note 2) from the fourth quarter of 2005 and, as a result, reduced property and equipment by $1,128,000, offset by an increase in several intangible assets in connection with various leases acquired from multiple tenants on the Ashburn Campus totaling $1,128,000. The Company amortizes these other identifiable intangible assets on a straight-line basis over their estimated weighted average useful lives of approximately 2.13 years.

Other intangible assets, net, are included in other assets on the accompanying consolidated balance sheets as of December 31, 2006 and December 31, 2005.

For the years ended December 31, 2006, 2005 and 2004, the Company recorded amortization expense of $781,000, $60,000 and $2,049,000, respectively, associated with its other intangible assets. The Company’s remaining intangible assets are expected to be fully amortized by 2010. The Company expects to record amortization expense through 2010 as follows (in thousands):

Year ending:
2007	$237
2008	180
2009	67
2010	38

Total	$522

Fair Value of Financial Instruments

The carrying value amounts of the Company’s financial instruments, which include cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, accrued expenses and long-term obligations, including the Mortgage Payable (see Note 6), approximate their fair value due to either the short-term maturity or the prevailing interest rates of the related instruments. The fair value of the Company’s Convertible Subordinated Debentures, which were issued in February 2004, is based on quoted market prices (see Note 10). The estimated fair value of the Convertible Subordinated Debentures was approximately $169,404,000 and $98,000,000, respectively, as of December 31, 2006 and 2005.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the quarters ended December 31, 2005 and 2004, the Company wrote-down the value

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of some property and equipment, primarily leasehold improvements, located in excess lease spaces that the Company exited from or intends to exit from and that do not currently provide any ongoing benefit (see Note 19).

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

The Company occasionally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have generally not been significant. There were no significant service level credits recorded during the years ended December 31, 2006 and 2004. During the year ended December 31, 2005, the Company recorded a total of $457,000 in service level credits to various customers associated with two separate power outages that affected the Company’s Chicago and Washington, D.C. metro area IBX centers.

Revenue is recognized only when the service has been provided, when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. It is customary business practice to obtain a signed master sales agreement and sales order prior to recognizing revenue in an arrangement. The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company generally does not request collateral from its customers although in certain cases the Company obtains a security interest in a customer’s equipment placed in its IBX centers or obtains a deposit. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. In addition, Equinix also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for which the Company had expected to collect the revenues. If the financial condition of Equinix’s customers were to deteriorate or if they become insolvent, resulting in an impairment of their ability to make payments, greater allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adequacy of the Company’s reserves. A specific bad debt reserve of up to the full amount of a particular invoice value is provided for certain problematic customer balances. A general reserve is established for all other accounts based on the age of the invoices and an analysis of historical credits issued. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, SFAS No. 123(R), “Share-Based Payment,” and related pronouncements (“SFAS 123(R)”). The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period. The Company has three types of equity awards or plans which have been impacted by SFAS 123(R): (i) stock options, (ii) restricted stock with both a service and market price condition and (iii) an employee stock purchase plan (“ESPP”). SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees,” (“APB 25”) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards; actual and projected employee stock option exercise behaviors, which is referred to as expected term; risk-free interest rate and expected dividends.

As a result of the Company’s adoption of SFAS 123(R), the Company recorded stock-based compensation expense of $30,767,000 or $1.08 per share for the year ended December 31, 2006; however, had the Company continued to record its stock-based compensation expense under the provisions of APB 25, the recorded stock-based compensation expense would have been approximately $9,411,000 or $0.33 per share for the year ended December 31, 2006, and as a result, the Company would have recorded net income of $14,959,000 or $0.52 per basic share and $0.50 per diluted share. For the years ended December 31, 2005 and 2004, the Company recorded stock-based compensation expense in accordance with APB 25 of $8,277,000 and $1,467,000, respectively.

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the year ended December 31, 2006 included compensation expense for stock-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation expense from the accelerated multiple-option method to the ratable single-option method for stock options, ESPP and new awards granted in 2006; however, restricted stock grants will continue to be amortized over the accelerated multiple-option method due to their market price condition. Compensation expense for all stock-based awards granted on or prior to December 31, 2005, will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all stock-based awards granted subsequent to December 31, 2005, will be recognized using the straight-line single-option method (except for restricted stock as discussed above). Stock-based compensation expense recognized in the Company’s results for the year ended December 31, 2006 is based on awards ultimately expected to vest; it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures. Prior to fiscal year 2006, the Company accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123 and for any stock-based compensation that the Company recorded to its statements of operations under APB 25.

The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in SAB 107. The Company estimates the volatility of its common stock by using its historical volatility that the Company believes best represents its future volatility in accordance with SAB 107. The Company bases the risk-free interest rate that it uses in its option-pricing models on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on its equity awards. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in its option-pricing models. Generally, stock options granted prior to October 1, 2005 have a contractual term of ten years from the date of grant, and stock options granted on or after October 1, 2005 have a contractual term of seven years from the date of grant.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” that allows for a simplified method to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 123(R). In 2006, the Company adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The adoption did not have a material impact on our results of operations and financial condition.

SFAS No. 123(R) does not allow the recognition of a deferred tax asset for unrealized tax benefits associated with the tax deductions in excess of the compensation recorded (excess tax benefit). The Company will recognize a benefit from stock-based compensation in equity if the excess tax benefit is realized by following the “with-and-without” approach. The excess tax benefit that the Company recorded during the year ended December 31, 2006 was approximately $727,000.

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

For further information on stock-based compensation, see Note 13 below.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31 (in thousands, except per share amounts):

	2006	2005	2004
Numerator:
Net loss	$(6,397)	$(42,612)	$(68,631)

Denominator:
Weighted average shares	28,796	23,956	17,719
Weighted average unvested restricted shares issued subject to forfeiture	(245)	—	—

Total weighted average shares	28,551	23,956	17,719

Net loss per share:
Basic and diluted	$(0.22)	$(1.78)	$(3.87)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for December 31:

	2006	2005	2004
Series A preferred stock	—	—	1,868,667
Series A preferred stock warrant	—	—	965,674
Shares reserved for conversion of convertible secured notes	—	—	4,191,193
Shares reserved for conversion of convertible subordinated debentures	2,183,548	2,183,548	2,183,548
Unvested restricted shares issued subject to forfeiture	247,750	—	—
Common stock warrants	9,490	10,688	290,110
Common stock related to stock-based compensation plans	3,626,531	4,442,977	3,801,794

Derivatives and Hedging Activities

The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires the Company to recognize all derivatives on the consolidated balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. As of December 31, 2006, the Company had not entered into any hedging activities; however, the Convertible Subordinated Debentures that were issued in February 2004 contain one remaining embedded derivative, which had a zero fair value as of December 31, 2006 (see Note 10).

Recent Accounting Pronouncements

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company is currently in the process of evaluating the impact that the adoption of SFAS No. 157 will have on its financial position, results of operations and cash flows.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantifies misstatements based on their impact on each of its financial statements and related disclosures. The adoption of SAB 108 has not had a significant impact on the Company’s financial position and results of operations; however, the Company recorded an adjustment totaling $1,179,000, which resulted in a reduction to revenue and an offsetting increase to deferred installation revenue, a liability account. This adjustment relates to how the Company previously accounted for certain individual customer installation charges that were less than $1,000. Previously, the Company recognized revenue on customer installation charges less than $1,000 upfront rather than ratably over the longer of the term of the contract or expected customer relationship. The Company concluded that this cumulative charge was not material to prior years or the current fiscal year. As such, this cumulative charge representing the remaining deferred obligation totaling $1,179,000 was recorded in the fourth quarter of 2006 and is included in the statement of operations for the year ended December 31, 2006 within the Company’s results from operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure, on an instrument-by-instrument basis, many financial instruments and certain other assets and liabilities at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective as of the beginning of a fiscal year that begins after November 15, 2007. The Company is currently in the process of evaluating the impact that the adoption of SFAS No. 159 will have on its financial position, results of operations and cash flows.

2. IBX Acquisitions and Expansions

Washington, D.C. Metro Area IBX Expansion

In April 2004, the Company entered into a long-term lease for a 95,000 square foot data center in the Washington, D.C. metro area. This center is adjacent to the Company’s existing Washington D.C. metro area IBX. This lease, which includes the leasing of all of the IBX plant and machinery equipment located within the building, is classified as a capital lease (the “Washington, D.C. Metro Area IBX Capital Lease”). The Company took possession of this property during the fourth quarter of 2004, and as a result, recorded property and equipment assets, as well as a capital lease obligation, totaling $35,309,000. Monthly payments under this lease, which commenced in November 2004, are made through October 2019 at an effective interest rate of 8.50% per annum (see Note 5). The Company refers to this transaction as the “Washington, D.C. Metro Area IBX Expansion.”

San Jose IBX Acquisition

In December 2004, the Company entered into a series of agreements with Abovenet Communications, Inc. (“Abovenet”), including 1) a long-term lease through May 2020 for a 103,000 square foot data center in the Silicon Valley area, 2) an asset purchase agreement to purchase the assets located within this facility, primarily IBX plant and machinery, and 3) an agreement to interconnect all three of its IBX centers in the Silicon Valley through redundant dark fiber links through May 2020, which the Company is managing to allow customers in each center to leverage the benefits of directly interconnecting with other customers in the other centers (collectively, the “San Jose IBX Acquisition”). Payments for the San Jose IBX Acquisition total $38,379,000, of which $4,224,000 was paid in several upfront lump-sum payments to Abovenet and the remaining $34,155,000 is paid in monthly installments to the landlord of the building from February 2005 to May 2020.

The Company has accounted for the San Jose IBX Acquisition as a single accounting arrangement with multiple elements. As a result, the Company assessed the fair value of each of the individual elements and then

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assigned the relative fair value to each individual element. The Company determined that the building component of the San Jose IBX Acquisition is a long-term operating lease (the “San Jose IBX Building Operating Lease”) and the equipment purchase and fiber lease portions of the transaction are financed assets (the “San Jose IBX Equipment & Fiber Financing”). The Company took possession of this property during the first quarter of 2005, and as a result, recorded property and equipment and prepaid fiber assets, as well as a financing obligation liability, totaling $18,713,000. Payments under the San Jose IBX Equipment & Fiber Financing are made monthly through May 2020 at an effective interest rate of 8.50% per annum. Payments under the San Jose IBX Building Operating Lease are made monthly through May 2020 and will total $7,381,000 in cumulative lease payments.

Sunnyvale IBX Acquisition

In June 2005, the Company entered into a long-term lease for a 120,000 square foot data center in the Silicon Valley area (the “Sunnyvale IBX Acquisition”). Payments under this lease, which qualifies as an operating lease, total $45,255,000, which are paid in monthly installments, which commenced in October 2005, and are payable through September 2020 (the “Sunnyvale IBX Lease”).

Chicago IBX Acquisition

In July 2005, the Company entered into a (i) long-term sublease of a 107,000 square foot data center in the Chicago metro area and (ii) an asset purchase agreement to purchase the IBX plant and machinery assets located within this new IBX center with Verio, Inc. (“Verio”) (the “Chicago IBX Acquisition”). Payments due to Verio for the Chicago IBX Acquisition total $25,160,000, of which $1,900,000 was paid in two lump-sum payments during 2005 and the remaining $23,260,000 is paid in monthly installments, which commenced in November 2005, and is payable through August 2015.

The Company has accounted for the Chicago IBX Acquisition as a single accounting arrangement with multiple elements. As a result, the Company assessed the fair value of each of the individual elements and then assigned the relative fair value to each individual element. The Company determined that the building component of the Chicago IBX Acquisition is a long-term operating lease (the “Chicago IBX Building Operating Lease”) and the equipment purchase portion of the transaction represent financed assets (the “Chicago IBX Equipment Financing”). The Company took possession of this property and took title to the equipment in November 2005, and as a result, recorded IBX equipment assets, as well as a financing obligation liability, totaling $9,669,000 at that time. Payments under the Chicago IBX Equipment Financing, which commenced November 2005, are made monthly and are payable through August 2015, at an effective interest rate of approximately 7.50% per annum. Payments under the Chicago IBX Building Operating Lease are also made in monthly installments, which commenced in November 2005, and are payable through August 2015, and total approximately $11,670,000 in cumulative lease payments.

Los Angeles IBX Acquisition

In September 2005, the Company purchased a 107,000 square foot data center in the Los Angeles metro area, which is comprised of the building, building improvements and land for a total purchase price, including closing costs, of $34,748,000, which the Company paid for in full with cash in September 2005 (the “Los Angeles IBX Acquisition. The Company assessed the fair value of the building, building improvements and land elements of the Los Angeles IBX acquisition and then assigned the relative fair value to each element. In October 2005, the Company entered into a purchase and sale agreement to sell this Los Angeles IBX for $38,700,000 and to lease it back from the purchaser pursuant to a long-term lease (the “Los Angeles IBX Sale-Leaseback”). The Los Angeles IBX Sale-Leaseback closed in December 2005 and the Company received net proceeds from the

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sale of this property of $38,142,000. However, due to the Company’s continuing involvement in regards to certain aspects of this property, the Los Angeles IBX Sale-Leaseback does not qualify as a sale-leaseback under generally accepted accounting principles, but rather is accounted for as a financing of this property (the “Los Angeles IBX Financing”). Pursuant to the Los Angeles IBX Financing, the Company recorded a financing obligation liability totaling $38,142,000 in December 2005, which includes a residual property value of $6,555,000 (the “Residual Property Value”). The Residual Property Value represents a deferred gain on the Los Angeles Sale-Leaseback. Payments under the Los Angeles IBX Financing are made monthly, which commenced in January 2006, and are payable through December 2025, at an effective interest rate of approximately 7.75% per annum.

Pursuant to the terms of the Los Angeles IBX Sale-Leaseback, the Company has agreed to make certain pre-approved capital improvements to this property by December 31, 2007, which were completed as of December 31, 2006.

Ashburn Campus Property Acquisition

In October 2005, the Company purchased an office/warehouse complex known as the Beaumeade Business Park located in Ashburn, Virginia (the “Ashburn Campus”), containing approximately 462,000 rentable square feet that was approximately 95% leased at the time of purchase (the “Ashburn Campus Property Acquisition”). At the time, the Company occupied approximately 269,000 square feet. The total purchase price for the Ashburn Campus, including closing costs, was $53,759,000, which the Company paid for in full with cash in October 2005. The Company will continue to operate its existing IBX centers within the Ashburn Campus. For those buildings that the Company does not occupy, it will collect rental income from the current tenants and is evaluating these buildings in regards to its future expansion plans. The Company assessed the fair value of the building, building improvements and land elements of the Ashburn Campus Property Acquisition and then assigned the relative fair value to each element, including several intangible assets totaling $1,128,000.

The Company financed the purchase of the Ashburn Campus Property Acquisition with the Mortgage Payable (see Note 6).

Washington, D.C. Metro Area IBX Expansion Project

In February 2006, the Company announced its intention to build out a new IBX center within the Ashburn Campus in order to further expand its existing Washington, D.C. metro area IBX center (the “Washington, D.C. Metro Area IBX Expansion Project”). In May 2006, the Company began new construction to build out one of the undeveloped buildings located on the Ashburn Campus. The Company expects to spend approximately $60,000,000 for the Washington, D.C. Metro Area IBX Expansion Project until completion, of which $54,041,000 has been expended as of December 31, 2006. The Washington, D.C. Metro Area IBX Expansion Project will fulfill the Company’s obligation to invest at least $40,000,000 in capital improvements to the Ashburn Campus by December 31, 2007 pursuant to the terms of the initial Mortgage Payable on its Ashburn Campus. In December 2006, the Company received an additional financing of $40,000,000 under the same terms of the initial Mortgage Payable, which increased the total amount financed under the Mortgage Payable from $60,000,000 to $100,000,000 (see Note 6).

Chicago Metro Area IBX Expansion Project

In June 2006, the Company purchased a 228,000 square foot stand-alone office/warehouse complex in the Chicago metro area for $9,766,000, including closing costs, in a cash transaction in June 2006. The Company is building an IBX center, its second IBX center location in the Chicago Metro Area, in multiple phases (the “Chicago

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Metro Area IBX Expansion Project”). The Company plans to spend approximately $175,000,000 to build out the first phase, of which $37,784,000 was incurred during the year ended December 31, 2006. This includes an investment of approximately $40,000,000 to construct a specially built 250,000 square foot shell, acquire access to power and provision fiber for interconnection to the Company’s downtown Chicago IBX center location.

In February 2007, a wholly-owned subsidiary of the Company obtained a loan of up to $110,000,000, which has a term of three years and bears interest at a floating rate (one, three or six month LIBOR plus 2.75%), with an initial rate of 8.125%, to finance a portion of the development and construction costs of the Chicago Metro Area IBX Expansion Project (see Note 20).

New York Metro Area IBX Expansion Project

In September 2006, the Company entered into a long-term lease for a 340,000 square foot building in the New York metro area. The Company is building an IBX center, which will be the Company’s third IBX center in the New York metro area (the “New York Metro Area IBX Expansion Project”). Payments under this lease total $59,410,000, which will be paid in monthly installments through September 2021. The lease, which commenced in October 2006, contains a three-year option to purchase the building for $39,000,000 and is collateralized by the issuance of $7,800,000 letter of credit under the Silicon Valley Bank Credit Line Amendment (see Note 12). The Company intends to build out the new center in multiple phases. The Company intends to invest approximately $95,000,000 to build out the first phase of the new center, of which $2,224,000 was incurred as of December 31, 2006. The Company expects to finance at least 60% of the capital expenditures required to complete the New York Metro Area IBX Expansion Project in the form of short and long-term financing arrangements, which it expects to obtain in 2007.

Tokyo IBX Acquisition

In December 2006, a wholly-owned subsidiary of the Company entered into (i) an asset purchase agreement with VSNL International Japan K.K (“VSNL”) for the purchase of certain IBX equipment for $7,500,000 in cash (the “Tokyo Equipment”), which also required that the Company enter into a colocation services agreement with VSNL whereby VSNL will be a customer of the Company’s for 10 years at agreed-upon rates (the “VSNL Customer Contract”) and (ii) a long-term operating lease, with an initial term of ten years, for a 73,000 square foot data center in the Tokyo metropolitan area with another unrelated party (the “Tokyo IBX Building Operating Lease” and collectively with the Tokyo Equipment, the “Tokyo IBX Acquisition”). Payments under the Tokyo IBX Building Operating Lease, which commenced in December 2006, will be made monthly and will be payable through December 2016, totaling approximately 1.8 billion Japanese yen (approximately $15,138,000 as translated using effective exchange rates at December 31, 2006) in cumulative lease payments.

The Tokyo Equipment had a fair value of $14,237,000 versus the cash paid of $7,500,000. The difference in fair value versus cash consideration was a result of the VSNL Customer Contract containing below-market rates (the “VSNL Customer Contract Discount”). As a result, the Tokyo Equipment purchase was part-monetary and part-nonmonetary transaction. Pursuant to APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and EITF 01-2, “Interpretations of APB Opinion No. 29”, the Company accounted for the Tokyo Equipment at fair value. This resulted in the Company recording unearned recurring revenue of $6,737,000, the fair value of the VSNL Customer Contract Discount, which the Company will recognize into recurring revenue over the 10 year term of the VSNL Customer Contract.

3. Honolulu IBX Sale

In December 2006, the Company sold its Honolulu IBX center for $9,750,000 of gross cash proceeds (the “Honolulu IBX Sale”). The Honolulu IBX center was originally acquired by the Company in its acquisition of

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pihana Pacific, Inc. on December 31, 2002 (the “Pihana Acquisition”). The Honolulu IBX was ascribed a nominal book value in the Pihana Acquisition and was the Company’s smallest IBX center in the Company’s smallest market. The Company entered into an agreement to sell the Honolulu IBX center to a company led by former Equinix personnel in November 2006. The Honolulu IBX was not an asset held for sale prior to this. The Honolulu IBX Sale enables the Company to focus on more strategic markets, such as the New York, Chicago, Washington, D.C. and Tokyo metro areas, where the Company expect to open new IBX centers in 2007.

The Company accounted for the Honolulu IBX Sale under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of long-Lived Assets,” which resulted in a gain of $9,647,000 or $0.34 per share in continuing operations comprised of the following (in thousands):

Cash proceeds	$9,750
Cash transaction costs	(220)

Net cash proceeds	9,530

Adjustments:
Prepaid expenses	(4)
Property and equipment	(280)
Asset retirement obligation	200
Deferred rent	201

Subtotal	117

Gain on Honolulu IBX sale	$9,647

4. Balance Sheet Components

Cash, Cash Equivalents and Short-term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following as of December 31 (in thousands):

	2006	2005
Money market	$55,883	$72,491
Commercial paper	37,625	57,607
U.S. government and agency obligations	42,932	43,911
Corporate bonds	16,753	12,370
Other securities	3,288	2,476

Total available-for-sale securities	156,481	188,855
Less amounts classified as cash and cash equivalents	(82,563)	(119,267)

Total securities classified as investments	73,918	69,588
Less amounts classified as short-term investments	(48,831)	(52,105)

Total market value of long-term investments	$25,087	$17,483

The original maturities of all short-term investments were less than one year as of December 31, 2006 and 2005. The original maturities of all long-term investments were greater than one year and less than two years as of December 31, 2006. As of December 31, 2005, the original maturities of all long-term investments were greater than one year and less than two years with the exception of one long-term investment totaling $1,917,000, which had an original maturity of greater than two years and less than three years. As of December 31, 2006 and

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005, cash equivalents included investments in other securities with various contractual maturity dates that did not exceed 90 days. Gross realized gains and losses from the sale of securities classified as available-for-sale were not material for the years ended December 31, 2006, 2005 and 2004. For the purpose of determining gross realized gains and losses, the cost of securities is based upon specific identification.

As of December 31, 2006, the Company’s net unrealized gains (losses) in its available-for-sale securities were comprised of the following (in thousands):

	Unrealized gains	Unrealized losses	Net unrealized gain (losses)
Cash and cash equivalents	$2	$(1)	$1
Short-term investments	5	(84)	(79)
Long-term investments	16	(58)	(42)

	$23	$(143)	$(120)

The Company reviews its investment portfolio to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades. The securities held at December 31, 2006 were not other-than-temporarily impaired. While certain marketable securities carried unrealized losses, the Company expects that it will receive both principal and interest according to the stated terms of each of the securities and that the decline in market value is due to changes in the interest rate environment from the time the securities were purchased as compared to interest rates at December 31, 2006.

The following table summarizes the fair value and gross unrealized losses related to 26 available-for-sale securities with an aggregate cost basis of $56,898,000, aggregated by type of investment and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2006 (in thousands):

	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or more
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
Commercial paper	$15,907	$(2)	$—	$—
U.S. government & agency obligations	15,249	(15)	10,935	(51)
Corporate bonds	6,547	(21)	6,430	(52)
Other securities	1,687	(2)	—	—

	$39,390	$(40)	$17,365	$(103)

As of December 31, 2005, the Company’s net unrealized gains (losses) in its available-for-sale securities were comprised of the following (in thousands):

	Unrealized gains	Unrealized losses	Net unrealized gain (losses)
Cash and cash equivalents	$6	$(4)	$2
Short-term investments	1	(250)	(249)
Long-term investments	—	(209)	(209)

	$7	$(463)	$(456)

The securities held at December 31, 2005 were not other-than-temporarily impaired.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value and gross unrealized losses related to 42 available-for-sale securities with an aggregate cost basis of $86,917,000, aggregated by type of investment and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2005 (in thousands):

	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or more
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
Commercial paper	$29,697	$(7)	$—	$—
U.S. government & agency obligations	30,336	(190)	11,574	(109)
Corporate bonds	7,580	(77)	4,791	(70)
Other securities	2,476	(10)	—	—

	$70,089	$(284)	$16,365	$(179)

Accounts Receivable

Accounts receivable, net, consists of the following as of December 31 (in thousands):

	2006	2005
Accounts receivable	$52,500	$36,430
Unearned revenue	(25,363)	(19,048)
Allowance for doubtful accounts	(273)	(145)

	$26,864	$17,237

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

Additions (reductions) to the allowance for doubtful accounts were approximately $39,000, ($464,000) and ($50,000) for the years ended December 31, 2006, 2005 and 2004, respectively. Charges (recoveries) against the allowance were approximately $(89,000), ($272,000) and ($72,000) for the years ended December 31, 2006, 2005 and 2004, respectively.

Property and Equipment

Property and equipment consisted of the following as of December 31 (in thousands):

	2006	2005
Leasehold improvements	$417,856	$395,698
IBX plant and machinery	191,243	146,896
IBX equipment	84,499	63,786
Buildings	50,526	51,280
Computer equipment and software	35,913	26,253
Land	24,967	15,415
Furniture and fixtures	2,438	2,218
Construction in progress	88,429	17,271

	895,871	718,817
Less accumulated depreciation	(349,476)	(280,027)

	$546,395	$438,790

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $35,361,000 and $35,309,000 at December 31, 2006 and December 31, 2005, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $4,713,000 and $2,354,000 for the years ended December 31, 2006 and December 31, 2005, respectively. For the years ended December 31, 2006, 2005 and 2004, the Company recorded $71,737,000, $62,620,000 and $55,926,000, respectively, of total depreciation expense. The Company recorded substantial property and equipment asset additions during 2006 in connection with various IBX expansions and acquisitions (see Note 2).

As of December 31, 2006 and December 31, 2005, the Company had accrued property and equipment expenditures of $23,337,000 and $15,783,000, respectively. The Company’s planned capital expenditures during 2007 in connection with recently acquired IBX properties and expansion efforts are substantial. For further information, refer to “Other Purchase Commitments” in Note 16.

In October 2005, the Company wrote-off all remaining property and equipment, primarily leasehold improvements, in connection with the Company’s San Jose Ground Lease totaling $1,486,000. The Company decided to exit from this excess leased space as these assets do not provide any ongoing benefit (see Note 19).

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of December 31 (in thousands):

	2006	2005
Accounts payable	$4,515	$3,337
Accrued compensation and benefits	11,836	8,632
Accrued taxes	2,081	3,571
Accrued utility and security	3,849	3,420
Accrued professional fees	1,362	1,303
Accrued interest	1,318	873
Accrued other	2,308	1,421

	$27,269	$22,557

Other Current Liabilities

Other current liabilities consisted of the following as of December 31 (in thousands):

	2006	2005
Deferred installation revenue	$7,838	$6,324
Customer deposits	799	868
Deferred recurring revenue	674	—
Deferred rent	401	399
Other current liabilities	439	381

	$10,151	$7,972

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Rent and Other Liabilities

Deferred rent and other liabilities consisted of the following as of December 31 (in thousands):

	2006	2005
Deferred rent, non-current	$20,522	$18,392
Deferred recurring revenue, non-current	6,058	—
Asset retirement obligations	3,985	3,649
Deferred installation revenue, non-current	3,856	1,334
Other liabilities	209	351

	$34,630	$23,726

The Company currently leases the majority of its IBX centers and certain equipment under non-cancelable operating lease agreements expiring through 2025 (see Note 16, “Operating Lease Commitments”). The centers’ lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated rent expense abatement periods to better match the phased build-out of its centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent.

In December 2006, the Company purchased the Tokyo Equipment in a part-monetary and part-non-monetary transaction and, as a result, recorded $6,732,000 of deferred recurring revenue, of which $6,058,000 was classified as non-current (see Note 2). This deferred recurring revenue is amortized into recurring revenue on a straightline basis over the 10-year term of the revenue contract, which commenced in late December 2006.

5. Capital Leases and Other Financing Obligations

Capital lease and other financing obligations consisted of the following as of December 31 (in thousands):

	2006	2005
Washington, D.C. Metro Area IBX Capital Lease	$33,700	$34,530
San Jose IBX Equipment & Fiber Financing	14,769	14,953
Chicago IBX Equipment Financing	8,104	8,582
Los Angeles IBX Financing	38,080	38,140
Other capital leases	46	—

	94,699	96,205
Less current portion	(1,977)	(1,552)

	$92,722	$94,653

Washington, D.C. Metro Area IBX Capital Lease

In November 2004, the Company recorded the Washington, D.C. Metro Area IBX Capital Lease (see Note 2). Monthly payments under the Washington, D.C. Metro Area IBX Capital Lease, which commenced in November 2004, will be made through October 2019 at an effective interest rate of 8.50% per annum. As of December 31, 2006, principal of $33,700,000 remained outstanding.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

San Jose IBX Equipment & Fiber Financing

In February 2005, the Company recorded the San Jose IBX Equipment & Fiber Financing (see Note 2). Monthly payments under the San Jose IBX Equipment & Fiber Financing, which commenced in February 2005, will be made through May 2020 at an effective interest rate of 8.50% per annum. As of December 31, 2006, principal of $14,769,000 remained outstanding.

Chicago IBX Equipment Financing

In November 2005, the Company recorded the Chicago IBX Equipment Financing (see Note 2). Monthly payments under the Chicago IBX Equipment Financing, which commenced in November 2005, will be made through August 2015 at an effective interest rate of 7.50% per annum. As of December 31, 2006, principal of $8,104,000 remained outstanding.

Los Angeles IBX Financing

In December 2005, the Company recorded the Los Angeles IBX Financing (see Note 2). Monthly payments under the Los Angeles IBX Financing, which commenced in January 2006, will be made through December 2025 at an effective interest rate of 7.75% per annum. As of December 31, 2006, principal of $38,080,000 remained outstanding.

Venture Leasing Loan Agreement and VLL Loan Amendment

In August 1999, the Company entered into a Loan Agreement with Venture Lending & Leasing II, Inc. and other lenders (“VLL” and the “Venture Leasing Loan Agreement”), borrowing up to $10,000,000 for equipment and tenant improvements at the Newark, New Jersey IBX center and general working capital purposes. The full $10,000,000 was drawn during 1999. In October 2002, the Company amended the Venture Leasing Loan Agreement to secure certain short-term cash deferment benefits (the “VLL Loan Amendment”).

In March 2004, with the proceeds from the Convertible Subordinated Debentures (see Note 10), the Company repaid all remaining amounts outstanding under the VLL Loan Amendment. As a result, the Company recognized a loss on debt extinguishment on this transaction of $170,000. Refer to Loss on Debt Extinguishment and Conversion (see Note 11).

Heller Loan and Heller Loan Amendment

In June 2001, the Company borrowed $5,000,000 from Heller Financial Leasing, Inc. (the “Heller Loan”) secured by certain equipment located in the New York metropolitan area IBX center. In August 2002, the Company amended the Heller Loan to secure certain short-term cash deferment benefits (the “Heller Loan Amendment”).

In February 2004, with the proceeds from the Convertible Subordinated Debentures, the Company repaid all remaining amounts outstanding under the Heller Loan Amendment. As a result, the Company recognized a loss on debt extinguishment on this transaction of $267,000. Refer to Loss on Debt Extinguishment and Conversion (see Note 11).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities

Combined aggregate maturities for future minimum capital lease and other financing obligations as of December 31, 2006 are as follows (in thousands):

	Capital lease obligations	Financing obligations	Total
2007	$3,845	$5,742	$9,587
2008	3,940	5,920	9,860
2009	4,032	6,102	10,134
2010	4,121	6,288	10,409
2011	4,223	6,480	10,703
2012 and thereafter	36,943	80,708	117,651

	57,104	111,240	168,344

Less amount representing unamortized discount	(23,358)	(56,842)	(80,200)
Plus amount representing residual property value	—	6,555	6,555

	33,746	60,953	94,699
Less current portion	(1,016)	(961)	(1,977)

	$32,730	$59,992	$92,722

6. Mortgage Payable

In December 2005, the Company financed the Ashburn Campus Property Acquisition (see Note 2) with a $60,000,000, 8% mortgage to be amortized over 20 years (the “Mortgage Payable”). Payments for the Mortgage Payable are payable monthly, commenced February 2006, and will be payable through January 2026. The Mortgage Payable is collateralized by the Ashburn Campus property and related assets. Pursuant to the terms of the Mortgage Payable, the Company agreed to invest at least $40,000,000 in capital improvements to the Ashburn Campus by December 31, 2007 (see Note 16). In December 2006, the Company obtained additional financing of $40,000,000, which increased the total amount financed by the Mortgage Payable from $60,000,000 to $100,000,000, on the same terms as the initial Mortgage Payable. The Company used this additional funding to finance the Washington, D.C. Metro Area IBX Expansion Project (see Note 2). The Mortgage Payable has numerous covenants; however, there are no specific financial ratios or minimum operating performance covenants. As of December 31, 2006, the Company was in compliance with all covenants in connection with the Mortgage Payable.

The debt issuance costs incurred related to the Mortgage Payable were capitalized and are being amortized to interest expense using the effective interest method over the life of the Mortgage Payable. These debt issuance costs, net of amortization, were $655,000 as of December 31, 2005. In December 2006, the Company incurred additional issuance costs of $528,000 to secure the additional financing of $40,000,000 to the Mortgage Payable, which will also be amortized to interest expense using the effective interest method over the life of the Mortgage Payable. The Company applied EITF 96-19, “Debtors’ Accounting for a Substantive Modification and Exchange of Debt Instruments,” and concluded that the modification to the Mortgage Payable was not substantive. As of December 31, 2006, a total of $1,150,000 of issuance costs remained unamortized related to the Mortgage Payable.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s future payment obligations for the Mortgage Payable as of December 31, 2006 are as follows (in thousands):

2007	$9,820
2008	10,164
2009	10,164
2010	10,164
2011	10,164
2012 and thereafter	143,668

194,144
Less amount representing interest	(95,248)

98,896
Less current portion	(2,150)

$96,746

7. Senior Notes

On December 1, 1999, the Company issued 200,000 units, each consisting of a $1,000 principal amount 13% Senior Note due 2007 (the “Senior Notes”) and one warrant to purchase 0.527578 shares (for an aggregate of 105,515 shares) of common stock for $0.2144 per share (the “Senior Note Warrants”), for aggregate net proceeds of $193,400,000, net of offering expenses. Of the $200,000,000 gross proceeds, $16,207,000 was allocated to additional paid-in capital for the deemed fair value of the Senior Note Warrants and recorded as a discount to the Senior Notes. During 2002, the Company reduced amounts outstanding under the Senior Notes in a series of transactions.

In March 2004, with the proceeds from the Convertible Subordinated Debentures (see Note 10), the Company redeemed all remaining amounts outstanding under the Senior Notes. The redemption price of the Senior Notes was equal to 106.5% of their principal, which resulted in an additional cash premium paid of $1,981,000 (the “Senior Note Cash Premium”). As a result, the Company recognized a loss on debt extinguishment on this transaction of $3,759,000. Refer to Loss on Debt Extinguishment and Conversion (see Note 11).

8. Credit Facility

On December 20, 2000, the Company and a newly created, wholly-owned subsidiary of the Company, entered into a $150,000,000 Credit Facility (the “Credit Facility”) with a syndicate of lenders, which was fully drawn down by June 2001. During 2001 through 2003, primarily as a result of non-compliance with certain covenants contained in the Credit Facility, the Company amended the Credit Facility numerous times, which, in certain cases, required repayment of certain amounts previously drawn down.

In February 2004, with the proceeds from the Convertible Subordinated Debentures (see Note 10), the Company repaid all remaining amounts outstanding under the Credit Facility. As a result, the Company recognized a loss on debt extinguishment on this transaction of $4,405,000. Refer to Loss on Debt Extinguishment and Conversion (see Note 11).

9. Convertible Secured Notes

The Financing

In December 2002, STT Communications made a $30,000,000 strategic investment in the Company (the “Financing”) in the form of a convertible secured note (the “Convertible Secured Note”), convertible into shares

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of preferred stock, with a detachable warrant for the further issuance of 965,674 shares of preferred stock (the “Convertible Secured Note Warrant”) valued at $4,646,000 and recorded as a debt discount. Interest on the Convertible Secured Note was payable in kind in the form of additional convertible secured notes having a principal amount equal to the amount of interest then due having terms which were identical to the terms of the Convertible Secured Note (the “PIK Notes”) (collectively, the “STT Convertible Secured Notes”).

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

In November 2005, STT Communications elected to convert the Remaining STT Convertible Secured Notes and associated interest into 240,578 shares of the Company’s Series A-1 preferred stock (the “Remaining STT Convertible Secured Notes Conversion”). The converted amount represented the Remaining STT Convertible Secured Notes Conversion plus interest due through November 7, 2005. On November 7, 2005, STT Communications elected to convert its Series A-1 preferred stock issued in connection with the Remaining STT Convertible Secured Notes Conversion into 240,578 shares of the Company’s common stock. The Series A-1 preferred stock converted into common stock on a 1 to 1 basis. As a result of the Remaining STT Convertible Secured Notes Conversion, the outstanding Remaining STT Convertible Secured Notes, plus interest through November 7, 2005 and unamortized discount and debt issuance costs, was converted into stockholders’ equity in accordance with APB Opinion No. 26, “Early Extinguishment of Debt.” As a result of the Remaining STT Convertible Secured Notes Conversion, a total of $2,105,000 was credited to stockholders’ equity during the fourth quarter of 2005.

The Convertible Secured Note Warrant was exercised in November 2005, resulting in 965,674 shares of the Company’s preferred stock being issued and total cash proceeds to the Company of $10,000. On the same date in November 2005, STT Communications elected to convert the preferred stock issued in connection with the exercise of the Convertible Secured Note Warrant into 965,674 shares of the Company’s common stock. The preferred stock converted into common stock on a 1 to 1 basis.

The Crosslink Financing

In June 2003, the Company and certain of its subsidiaries, along with STT Communications and its affiliate, completed a Securities Purchase and Admission Agreement with various entities affiliated with Crosslink Capital (“Crosslink”) for a $10,000,000 investment in the Company by Crosslink in the form of convertible secured notes (the “Crosslink Convertible Secured Notes”), convertible into shares of the Company’s common stock, with detachable warrants for the further issuance of 500,000 shares of common stock (the “Crosslink Convertible

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Secured Note Warrants”) (collectively, the “Crosslink Financing”). The Crosslink Convertible Secured Note Warrants were fully exercised in June 2003. Interest on the Crosslink Convertible Secured Notes were payable in kind in the form of additional convertible secured notes having a principal amount equal to the amount of interest then due having terms which are similar to the terms of the Crosslink Convertible Secured Notes.

In March 2004, holders of the Company’s Convertible Secured Notes issued in connection with the Crosslink Financing converted the $10,000,000 of principal into 2,500,000 shares of the Company’s common stock. The Company recognized a loss on debt conversion on this transaction of $7,610,000, representing the write-off of unamortized debt discount, in accordance with EITF Issue 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.” Refer to Loss on Debt Extinguishment and Conversion (see Note 11).

10. Convertible Subordinated Debentures

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

The Convertible Subordinated Debentures are convertible into shares of the Company’s common stock. Each $1,000 principal amount of Convertible Subordinated Debentures is convertible into 25.3165 shares of the Company’s common stock. This represents an initial conversion price of approximately $39.50 per share of common stock. As of December 31, 2006, the Convertible Subordinated Debentures were convertible into 2,183,548 shares of the Company’s common stock. Holders of the Convertible Subordinated Debentures may convert their individual debentures into shares of the Company’s common stock only under any of the following circumstances:

•

during any calendar quarter after the quarter ending June 30, 2004 (and only during such calendar quarter) if the sale price of the Company’s common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, is greater than or equal to 120% of the conversion price per share of the Company’s common stock, or approximately $47.40 per share;

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Holders of the Convertible Subordinated Debentures have the right to require the Company to purchase all or a portion of the Convertible Subordinated Debentures on February 15, 2009, February 15, 2014 and February 15, 2019, each of which is referred to as a purchase date. In addition, upon a fundamental change of the Company, as defined in the Indenture, each holder of the Convertible Subordinated Debentures may require the Company to repurchase some or all of the Convertible Subordinated Debentures at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest.

The Company has considered the guidance in EITF Abstract No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and has determined that the Convertible Subordinated Debentures do not contain a beneficial conversion feature as the fair value of the Company’s common stock on the date of issuance, was less than the initial conversion price outlined in the agreement. The Convertible Subordinated Debentures contained two embedded derivatives, a bond parity clause and a contingent interest provision, which no longer exists as a result of the filing of a registration statement, which was declared effective by the SEC in July 2004. The remaining embedded derivative, the bond parity clause, had a zero fair value as of December 31, 2006 and 2005. The Company will be remeasuring the remaining embedded derivative each reporting period, as applicable. Changes in fair value will be reported in the statement of operations.

The costs related to the Convertible Subordinated Debentures were capitalized and are being amortized to interest expense using the effective interest method, through February 15, 2009, the first date that the holders of the Convertible Subordinated Debentures can force redemption to the Company. Debt issuance costs related to the Convertible Subordinated Debentures, net of amortization, were $1,365,000 and $2,011,000 as of December 31, 2006 and 2005, respectively.

11. Loss on Debt Extinguishment and Conversion

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Silicon Valley Bank Credit Line and Amendments

In December 2004, the Company entered into a $25,000,000 line of credit arrangement with Silicon Valley Bank that originally would have matured in December 2006 (the “Silicon Valley Bank Credit Line”). In September 2005, the Company amended the Silicon Valley Bank Credit Line by entering into a $50,000,000 revolving line of credit agreement with Silicon Valley Bank, replacing the previously outstanding $25,000,000 line of credit arrangement with the same bank. In October 2005, the Company elected to borrow $30,000,000 from the Silicon Valley Bank Credit Line at a one-month LIBOR interest rate, inclusive of the applicable margin, at the rate of 5.72% per annum (the “$30,000,000 Borrowing”), which was used to fund a portion of the Ashburn Campus Property Acquisition (see Note 2). The Company decided to repay the $30,000,000 Borrowing in full in January 2006.

In August 2006, the Company amended the Silicon Valley Bank Credit Line to increase the line to $75,000,000, replacing the previously outstanding $50,000,000 line of credit arrangement, and added General Electric Capital Corporation as a lender (the “Silicon Valley Bank Credit Line Amendment”). The Silicon Valley Bank Credit Line Amendment allows for issuance of letters of credit (in addition to revolving borrowings), which would have the effect of reducing the amount available for borrowing under the Silicon Valley Bank Credit Line Amendment during the period that such letters of credit remain outstanding. The Silicon Valley Bank Credit Line Amendment also has an option for the Company to increase the amount of the line to $100,000,000 at a later date, subject to approval of the lender or lenders electing to participate in such increase. Borrowings under the Silicon Valley Bank Credit Line Amendment will continue to bear interest at variable interest rates, plus the applicable margins, which were in effect prior to the amendment, based on either prime rates or LIBOR rates. The Silicon Valley Bank Credit Line Amendment matures on September 15, 2008 and is secured by substantially all of the Company’s domestic personal property assets and certain of the Company’s real property leases and contains several financial covenants, which require compliance with maximum leverage and working capital ratios and a minimum EBITDA target, all of which the Company was in compliance with as of December 31, 2006. As of December 31, 2006, if the Company had borrowed against the Silicon Valley Bank Credit Line Amendment, it would have had an effective interest rate of 7.82% per annum.

In September 2006, the Company elected to borrow $40,000,000 (the “$40,000,000 Borrowing”) from the Silicon Valley Credit Line Amendment, of which $20,000,000 of the $40,000,000 Borrowing was borrowed at the prime rate, inclusive of the applicable margin, of 8.75% per annum and the remaining $20,000,000 was borrowed at one-month LIBOR interest rate, inclusive of the applicable margin, at the rate of 7.824%. The $40,000,000 Borrowing was repaid in full in October 2006.

As of December 31, 2006, a total of $16,419,000 remained outstanding under the letters of credit sublimit and, as a result, the amount of borrowings available to the Company was $58,581,000. These letters of credit automatically renew in successive one-year periods until the final termination. If the beneficiaries for any of these letters of credit decide to draw down on these letters of credit, the Company will be required to fund these letters of credit either through cash collateral or borrowings under the Silicon Valley Bank Credit Line Amendment.

The costs incurred related to the Silicon Valley Bank Credit Line were capitalized and were being amortized to interest expense using the effective interest method over the life of the Silicon Valley Bank Credit Line. The Company incurred $253,000 and $342,000 of additional issuance costs for the amendments to the Silicon Valley Bank Credit Line during the years ended December 31, 2006 and 2005, respectively, which will also be amortized to interest expense using the effective interest method over the life of the Silicon Valley Bank Credit Line. In accordance with EITF Issue 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”, the Company has capitalized the total of such issuance costs, which are being amortized to

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest expense using the effective interest method over the life of the Silicon Valley Bank Credit Line Amendment. These debt issuance costs, net of amortization, were $461,000 and $409,000 as of December 31, 2006 and 2005, respectively.

13. Stockholders’ Equity

In December 2002, the Company amended and restated its Certificate of Incorporation to change the authorized share capital to 300,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 25,000,000 has been designated Series A, 25,000,000 has been designated as Series A-1 and 50,000,000 is undesignated.

Preferred Stock

On December 31, 2002, as a result of the i-STT Acquisition, the Company issued 1,868,667 shares of Series A preferred stock to STT Communications. As of December 31, 2004, this preferred stock had a total liquidation value of $18,298,000. In November 2005, STT Communications elected to convert these shares into 1,868,667 shares of the Company’s common stock. As of December 31, 2006 and 2005, the Company had no preferred stock issued and outstanding.

Common Stock

As of December 31, 2006, the Company has reserved the following shares of authorized but unissued shares of common stock for future issuance:

Conversion of convertible subordinated debentures	2,183,548
Common stock options	5,462,809
Common stock purchase plans	1,160,584
Common stock warrants	9,490

8,816,431

Stock Option Plans

In May 2000, the Company’s stockholders approved the adoption of the 2000 Equity Incentive Plan as the successor plan to the 1998 Stock Plan. In August 2000 the Company no longer issued additional grants under the 1998 Stock Plan, and unexercised options under the predecessor 1998 Stock Plan that cancel due to an optionee’s termination may be reissued under the successor 2000 Equity Incentive Plan. Under the 2000 Equity Incentive Plan, nonstatutory stock options, restricted shares, restricted stock units, and stock appreciation rights may be granted to employees, outside directors and consultants at not less than 85% of the fair market value on the date of grant, and incentive stock options may be granted to employees at not less than 100% of the fair market value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and options granted to employees and consultants on or after October 1, 2005 will generally expire seven years from the grant date, subject to continuous service of the optionee. Stock options and restricted shares granted under the 2000 Equity Incentive Plan generally vest over four years. As of December 31, 2006, the Company has reserved a total of 8,219,601 shares for issuance under the 2000 Equity Incentive Plan of which 1,622,279 were still available for grant, and the plan reserve is increased on January 1 each year by the lesser of 6% of the common stock then outstanding or 6,000,000 shares. The 2000 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, and the Board may terminate or amend the plan, with approval of the stockholders as may be required by applicable regulations, at any time.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2000, the Company’s stockholders approved the adoption of the 2000 Director Option Plan, which was amended and restated effective January 1, 2003. Under the 2000 Director Option Plan, each non-employee board member who was not previously an employee of the Company will receive an automatic initial nonstatutory stock option grant, which vests in four annual installments. In addition, each non-employee board member will receive an annual non-statutory stock option grant on the date of the Company’s regular Annual Meeting of Stockholders, provided the board member will continue to serve as a director thereafter. Such annual option grants shall vest in full on the earlier of a) the first anniversary of the grant, or b) the date of the regular Annual Meeting of Stockholders held in the year following the grant date. A new director who receives an initial option will not receive an annual option in the same calendar year. Options granted under the 2000 Director Option Plan will have an option price not less than 100% of the fair market value on the date of grant and will have a 10-year contractual term, subject to continuous service of the board member. As of December 31, 2006, the Company has reserved 393,440 shares subject to options for issuance under the 2000 Director Option Plan of which 337,188 were still available for grant, and an additional 50,000 shares is added to the reserve on January 1 each year. The 2000 Director Option Plan is administered by the Compensation Committee of the Board of Directors, and the Board may terminate or amend the plan, with approval of the stockholders as may be required by applicable regulations, at any time.

In September 2001, the Company adopted the 2001 Supplemental Stock Plan, under which non-statutory stock options and restricted shares may be granted to consultants and employees who are not executive officers or board members, at not less than 85% of the fair market value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and options granted on or after October 1, 2005 will generally expire seven years from the grant date, subject to continuous service of the optionee. Current stock options granted under the 2001 Supplemental Stock Plan generally vest over four years. As of December 31, 2006, the Company has reserved a total of 1,493,961 shares for issuance under the 2001 Supplemental Stock Plan, of which 191,025 were still available for grant. The 2001 Supplemental Stock Plan is administered by the Compensation Committee of the Board of Directors, and the plan will continue in effect indefinitely unless the Board decides to terminate it earlier.

The 1998 Stock Plan, 2000 Equity Incentive Plan, 2000 Director Option Plan and 2001 Supplemental Stock Plan are collectively referred to as the “Stock Option Plans.”

Stock Option Plan Activity

Stock option activity under the Stock Option Plans is summarized as follows:

	Number of shares outstanding	Weighted- average exercise price per share
Stock options outstanding at December 31, 2003	3,407,938	$17.56
Stock options granted	1,523,200	29.78
Stock options exercised	(1,038,306)	5.74
Stock options canceled	(91,038)	28.50

Stock options outstanding at December 31, 2004	3,801,794	25.42
Stock options granted	1,381,375	42.07
Stock options exercised	(855,903)	9.43
Stock options canceled	(164,727)	38.03

Stock options outstanding at December 31, 2005	4,162,539	33.67
Stock options granted	1,209,870	55.61
Stock options exercised	(1,593,697)	21.91
Stock options canceled	(466,397)	49.54

Stock options outstanding at December 31, 2006	3,312,315	45.11

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $55,238,000, $26,865,000 and $29,908,000, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. The total fair value of options vested during the years ended December 31, 2006, 2005 and 2004 was $21,181,000, $23,276,000 and $19,025,000, respectively.

The following table summarizes information about outstanding equity awards as of December 31, 2006:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted- average remaining contractual life	Weighted- average exercise price	Number of shares	Weighted- average exercise price
$ 2.13 to $ 17.70	352,809	6.21	$8.91	349,589	$8.92
$18.61 to $ 29.44	355,976	6.62	25.73	248,667	25.52
$29.71 to $ 30.02	421,452	7.13	29.97	256,646	29.98
$30.38 to $ 38.76	270,893	6.38	35.93	85,195	35.52
$38.85 to $ 44.61	294,208	8.22	41.71	83,696	41.90
$44.70 to $ 44.89	374,359	8.05	44.89	142,296	44.89
$45.08 to $ 52.51	148,973	6.33	48.04	1,435	46.55
$52.85 to $ 52.85	548,135	6.16	52.85	105,783	52.85
$53.09 to $ 73.95	314,319	6.63	60.11	18,903	57.53
$78.12 to $312.00	231,191	4.32	132.55	181,338	146.77

	3,312,315	6.68	45.11	1,473,548	43.05

The total aggregate intrinsic value of stock options outstanding as of December 31, 2006, 2005 and 2004 was $114,228,000, $55,443,000 and $89,981, 000, respectively. As of December 31, 2006, 2005 and 2004, the weighted average remaining contractual life of options outstanding was 6.68 years, 7.79 years and 8.37 years, respectively. The total aggregate intrinsic value of stock options exercisable as of December 31, 2006, 2005 and 2004 was $51,1178,000, $40,315,000 and $31,103,000, respectively. As of December 31, 2006, 2005 and 2004, the weighted average remaining contractual life of options exercisable was 6.28 years, 7.10 years and 7.69 years, respectively. The weighted-average exercise price of options outstanding at December 31, 2006, 2005 and 2004 was $45.11, $33.74 and $25.42, respectively. The weighted-average exercise price of options exercisable at December 31, 2006, 2005 and 2004 was $43.05, $32.97 and $37.21, respectively.

Fair Value Calculations—Stock Options

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options with the following weighted average assumptions for the years ended December 31:

	2006	2005	2004
Dividend yield	0%	0%	0%
Expected volatility	69%	78%	98%
Risk-free interest rate	4.70%	4.00%	2.58%
Expected life (in years)	4.6	3.9	3.5

The weighted-average fair value of stock options per share on the date of grant was $32.58, $24.61 and $19.48, respectively, for the years ended December 31, 2006, 2005 and 2004.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Share Activity

As noted above, the Company grants restricted shares out of the 2000 Equity Incentive Plan. Restricted Share activity under the 2000 Equity Incentive Plan is summarized as follows:

	Number of shares outstanding	Weighted- average grant date fair value per share
Restricted shares outstanding, December 31, 2004	—	$—
Restricted shares granted	320,500	43.76
Restricted shares issued, vested	(40,062)	43.76
Restricted shares canceled	—	—

Restricted shares outstanding, December 31, 2005	280,438	43.76
Restricted shares granted	274,000	44.43
Restricted shares issued, unvested (1)	(274,000)	44.43
Restricted shares issued, vested	(69,313)	43.76
Restricted shares canceled	(51,125)	43.76

Restricted shares outstanding, December 31, 2006 (2)	160,000	43.76

(1)	On January 10, 2006 and May 22, 2006, the Company granted 250,000 restricted shares and 24,000 restricted shares, respectively, to its executive officers and at the same time, unlike the previous year’s restricted stock grants (see footnote 2 below), issued these shares into an escrow account under the names of each of the executive officers. These shares have voting rights and are considered issued and outstanding. They are released from the escrow account as they vest. However, they are subject to forfeiture if the individual officers do not meet the vesting requirements. See “Net Loss Per Share” in Note 1.
(2)	As of December 31, 2006, there were a total of 160,000 restricted shares outstanding and unissued. These restricted shares were granted on February 8, 2005 to the Company’s executive officers. These shares were not placed into an escrow account in the names of each of the executive officers. These shares do not have voting rights and are not considered issued and outstanding. These restricted shares will only be issued when they become vested.

Unvested restricted shares as of December 31, 2005 totaled 280,438. Unvested restricted shares as of December 31, 2006 totaled 407,750, comprised of 247,750 issued shares and 160,000 unissued shares.

Fair Value Calculations—Restricted Shares

The Company uses a Monte Carlo simulation option-pricing model to determine the fair value of restricted shares as they have both a service and market price condition with the following weighted average assumptions for the years ended December 31:

	2006	2005	2004
Dividend yield	0%	0%	—
Expected volatility	71%	80%	—
Risk-free interest rate	4.43%	3.55%	—
Market risk premium	8.5%	8.5%	—
Beta	1.28	1.28	—

The weighted-average fair value per share of restricted shares on the date of grant was $44.43 and $43.76, respectively, for the years ended December 31, 2006 and 2005.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plans

In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”) under which 31,250 shares was reserved for issuance, and after January 1, 2005, no additional shares were added to the 2000 Purchase Plan. The last purchase under the 2000 Purchase Plan was in July 2005, at which time the 2000 Purchase Plan ceased and the unused reserved shares expired.

In June 2004, the Company’s stockholders approved the adoption of the 2004 Employee Stock Purchase Plan and International Employee Stock Purchase Plan (the “2004 Purchase Plans”, collectively with the 2000 Purchase Plan, the “Purchase Plans”) as successor plans to the 2000 Purchase Plan. A total of 500,000 shares have been reserved for issuance under the 2004 Purchase Plans, and the number of shares available for issuance under the 2004 Purchase Plans automatically increases on January 1 each year, beginning in 2005, by the lesser of 2% of the shares of common stock then outstanding or 500,000 shares. As of December 31, 2006, a total of 1,160,584 shares remain available for purchase under the Purchase Plans. The 2004 Purchase Plans permit eligible employees to purchase common stock on favorable terms via payroll deductions, up to 15% of the employee’s cash compensation, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each February 14 and August 14 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 24 months with a purchase date every six months. The price of each share purchased is 85% of the lower of a) the fair market value per share of common stock on the last trading day before the commencement of the applicable offering period or b) the fair market value per share of common stock on the purchase date. The 2004 Purchase Plans are administered by the Compensation Committee of the Board of Directors, and such plans will terminate automatically in June 2014 unless a) the 2004 Purchase Plans are extended by the Board of Directors and b) the extension is approved within 12 months by the Company’s stockholders.

For the years ended December 31, 2006, 2005 and 2004, 135,325, 218,158 and 314,637 shares, respectively, were issued under the Purchase Plans at a weighted average purchase price of $28.91, $15.62 and $4.24 per share, respectively.

Fair Value Calculations—Employee Stock Purchase Plans

The Company uses the Black-Scholes option-pricing model to determine the fair value of shares purchased under the Purchase Plans with the following weighted average assumptions for the years ended December 31:

	2006	2005	2004
Dividend yield	0%	0%	0%
Expected volatility	69%	76%	98%
Risk-free interest rate	4.95%	3.27%	2.58%
Expected life (in years)	1.25	1.25	1.25

The weighted-average fair value per share of shares purchased on the date of purchase was $18.10, $9.65 and $5.03, respectively, for the years ended December 31, 2006, 2005 and 2004.

Cumulative Effect Adjustments Under SFAS 123(R)

Upon adoption of SFAS 123(R) on January 1, 2006, the Company recorded the following two cumulative effect adjustments:

•

For awards with compensation cost recognized in the financial statements under APB 25 that were partially vested upon the adoption of SFAS 123(R), an adjustment to record estimated forfeitures was recorded as a cumulative effect adjustment upon a change in accounting principle totaling $376,000 in the Company’s consolidated statement of operations for the year ended December 31, 2006.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

For deferred stock-based compensation related to equity awards granted prior to the adoption of SFAS 123(R), such amounts were eliminated against additional paid-in capital upon adoption, which totaled $4,930,000 as of December 31, 2005.

Stock-Based Compensation Recognized in the Statement of Operations

The following table presents, by operating expense, the Company’s stock-based compensation expense recognized in the Company’s consolidated statement of operations under SFAS 123(R) for the year ended December 31, 2006 and under APB 25 for the years ended December 31, 2005 and 2004 (in thousands):

	2006	2005	2004
Cost of revenues	$3,238	$—	$35
Sales and marketing	7,449	1,561	60
General and administrative	20,080	6,716	1,372

	$30,767	$8,277	$1,467

As of December 31, 2006, the Company capitalized $45,000 of stock-based compensation expense as construction in progress in property and equipment.

The Company’s stock-based compensation recognized in the consolidated statement of operations was comprised of the following types of equity awards for the years ended December 31 (in thousands):

	2006	2005	2004
Stock options	$21,181	$1,849	$1,467
Restricted shares	7,848	6,428	—
Employee stock purchase plan	1,738	—	—

	$30,767	$8,277	$1,467

As of December 31, 2006, the total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $45,024,000, which is expected to be recognized over a weighted-average period of 2.62 years.

Pro Forma Stock-Based Compensation Under SFAS 123 for Periods Prior to Fiscal 2006

The following table presents what the net loss and net loss per share would have been had the Company adopted SFAS 123 for the years ended December 31 (in thousands, except per share data):

	2005	2004
Net loss as reported	$(42,612)	$(68,631)
Stock-based compensation expense included in net loss	8,112	1,459
Stock-based compensation expense if SFAS No. 123 had been adopted	(32,529)	(20,756)

Pro forma net loss	$(67,029)	$(87,928)

Basic and diluted net loss per share:
As reported	$(1.78)	$(3.87)
Pro forma	(2.80)	(4.96)

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Stock Option Granting Practices

In June 2006, the Audit Committee of the Company’s Board of Directors commenced an independent investigation of the Company’s historical stock option granting practices and related accounting with the assistance of independent outside legal counsel. This review covered the timing and pricing of all stock option grants made under the Company’s stock option plans since August 11, 2000, the day after the Company’s Initial Public Offering (“IPO”).

In June 2006 the Company received an informal inquiry from the SEC and a grand jury subpoena from the U.S. Attorney for the Northern District of California requesting documents relating to the Company’s stock option grants and practices. In December 2006, the SEC formally notified the Company that it has terminated its investigation of the Company’s stock grants and practices and no enforcement action was recommended. In January 2007, the U.S Attorney formally notified the Company of the withdrawal of its grand jury subpoena.

Based on the results of its review, the Audit Committee determined that the accounting measurement dates of certain stock option grants issued in the past differ from the actual grant dates. The Audit Committee concluded that the Company did not engage in intentional or fraudulent misconduct in the granting of stock options. However, the accounting measurement dates for certain historical stock option grants differed from their actual grant dates. As a result of revising the accounting measurement dates for these stock option grants, the Company recorded additional non-cash stock-based compensation charge of $444,000 in the Company’s consolidated financial statements for the year ended December 31, 2006. The amount of the charge was computed pursuant to the requirements of APB 25 for all historical periods through December 31, 2005 and pursuant to SFAS 123(R) for the year ended December 31, 2006. This $444,000 stock-based compensation charge represents the total charge for historical periods that the Company needed to record as a result of the Audit Committee’s conclusion on this matter. This compensation charge had no effect on the Company’s current cash position.

The Company concluded that the cumulative charge as a result of the difference between the measurement dates used for financial accounting and reporting purposes and the actual grant dates for certain stock option grants, totaling $444,000, was not material to any previously-reported historical period and the current fiscal year. As such, this cumulative charge totaling $444,000 was recorded in the quarter ended June 30, 2006 and is included in the statement of operations for the year ended December 31, 2006, versus restating prior periods. This additional stock-based compensation was combined with the Company’s stock-based compensation recorded in connection with FASB 123(R) for the year ended December 31, 2006 as outlined in Note 13. As of December 31, 2006, the total remaining incremental stock-based compensation charge related to these stock option grants with a revised accounting measurement date not yet recognized, net of estimated forfeitures, totaled approximately $9,000, which is expected to impact the Company’s operating results through 2008.

The following table presents, by operating expense category, the Company’s cumulative stock-based compensation charge totaling $444,000 recognized in the Company’s consolidated statement of operations for the year ended December 31, 2006 (in thousands):

Cost of revenues	$63
Sales and marketing	99
General and administrative	282

$444

There were no significant income tax effects relating to this adjustment for the Company. However, the Company has determined that certain employees have some tax exposure in regards to Section 409A of the

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Internal Revenue Code as a result of this adjustment. To address this situation, the Company repriced upwards a portion of individual stock option grants for these impacted employees, including certain executive officers, who are still employed with the Company. To offset this increase in exercise price, the Company gave certain of these individuals a new stock option grant to offset this reduction in value. However, none of the executive officers received an offsetting stock option grant. All such adjustments, both individually and in the aggregate, were not significant to the Company.

15. Income Taxes

Income or loss before income taxes is attributable to the following geographic locations for the years ended December 31 (in thousands):

	2006	2005	2004
United States	$(7,990)	$(40,781)	$(60,319)
Foreign	1,656	(1,288)	(8,159)

Loss before income taxes and cumulative effect of a change in accounting principle	$(6,334)	$(42,069)	$(68,478)

The provision for income tax consisted of the following components (in thousands).

	2006	2005	2004
Current:
Federal	$497	$425	$30
State	217	128	—
Foreign	62	(10)	123

Subtotal	776	543	153

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(337)	—	—

Subtotal	(337)	—	—

Provision for income taxes	$439	$543	$153

State tax expense not based on income is included in general and administrative expenses and the aggregated amount was insignificant for the years ended December 31, 2006, 2005 and 2004.

The fiscal 2006, 2005 and 2004 income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pre-tax income (loss) as a result of the following for the years ended December 31 (in thousands):

	2006	2005	2004
Federal tax at statutory rate	$(2,217)	$(14,724)	$(23,967)
State taxes	217	128	—
Deferred tax assets generated in current year not benefited	1,843	15,056	18,411
Meals and entertainment	48	73	58
Non-cash interest expense	—	322	5,579
Stock option deduction	326	(726)	—
Release of valuation allowance	(337)	—	—
Others	559	414	72

Total tax expense	$439	$543	$153

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below as of December 31 (in thousands):

	2006	2005
Deferred tax assets:
Depreciation and amortization	$78,121	$59,073
Reserves	27,374	30,343
Deferred compensation	8,849	2,689
Stock warrants	339	6,308
State tax	58	44
Net operating losses and credits	36,794	48,982

Gross deferred tax assets	151,535	147,439
Valuation allowance	(144,625)	(147,439)

Total deferred tax assets	$6,910	$—

The consolidated balance sheet reflects the allocation of the valuation allowance based on the pro-rata portion of gross current and non-current deferred tax assets in each jurisdiction where a valuation allowance is required. The Company’s deferred tax assets are included in both prepaids and other current assets and other assets on the accompanying consolidated balance sheet as of December 31, 2006.

The Company’s accounting for deferred taxes under SFAS No. 109 involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets in each tax jurisdiction. After considering primarily such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets and the absence of taxable income in prior carryback years, management concluded that a 100% valuation allowance was required in all the jurisdictions, other than Singapore, in which the Company operates. However, the Company released the valuation allowance against the deferred tax assets in Singapore during the year ended December 31, 2006, as its operation in the jurisdiction has sustained a cumulative profitability for three years including the current year and the operating plan in the jurisdiction indicates future taxable income. The Company believed that as of December 31, 2006, it is more likely than not that the deferred tax assets would be fully recoverable in Singapore. As a result of recognizing $6,910,000 deferred tax assets in Singapore, the Company recorded a decrease to Goodwill of approximately $6,573,000 representing the acquired deferred tax assets in the i-STT acquisition, against which a full valuation allowance was originally provided.

Federal and state tax laws, including California tax laws, impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. In 2003, the Company conducted an analysis to determine whether an ownership change had occurred due to the significant stock transactions in each of the reporting years disclosed. The analysis indicated that an ownership change occurred during the fiscal year 2002, which resulted in an annual limitation of approximately $819,000, for the net operating loss carryforwards generated prior to 2003 and, therefore, the Company has substantially reduced its federal and state net operating loss carryforwards for the period prior to 2003 to approximately $16,400,000. Additionally, Section 382 of the Internal Revenue Code limits the Company’s ability to utilize the tax deductions associated with its depreciable assets as of the end of the 2002 tax year to offset the taxable income in future years, due to the existence of a Net Unrealized Built-In Loss at the time of the change in control. Such a limitation will be effective for a five-year period subsequent to the change in control through 2007. The Company had also updated the analysis for the fiscal year 2006 and concluded there was no ownership change under Section 382 of the Internal Revenue Code in the year.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expects to pay a limited amount of tax for fiscal year 2007. The tax costs will be primarily limited to alternative minimum taxes as the Company anticipates utilizing its net operating loss carryforwards from post-2002 tax years and expects to have significant tax deductions attributable to stock options exercised in the year.

The Company has net operating loss carryforwards of approximately $79,000,000 and $95,000,000 for federal and state income tax purposes, respectively, as of December 31, 2006. The net operating loss carryforwards expire, if not utilized, at various intervals from the year 2007 to 2026. Approximately $38,000,000 of the net operating loss carryforwards is attributable to the excess of employee stock option deduction, the benefits from which will be allocated to paid-in capital when subsequently utilized in future years. In addition, the Company’s foreign operations had approximately $103,000,000 of net operating loss and unclaimed capital allowance carryforwards for the local income tax purposes, of which approximately $19,000,000 will expire, if not utilized, at various intervals from the year 2009 to 2012 while the remaining can be carried forward indefinitely.

The Company is subject to ongoing tax examinations of its tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. The Company’s federal income tax return for fiscal 2003 is currently under the examination by the Internal Revenue Service, which has substantially completed the field work as of December 31, 2006. The Company does not expect that the tax examination will result in an additional tax liability. Should any issues addressed in the Company’s tax examination be resolved in a manner not consistent with the Company’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

16.    Commitments and Contingencies

Operating Lease Terminations and Amendments

In May 2004, a wholly-owned subsidiary of the Company amended its lease for its Hong Kong IBX center (the “Amendment to the Hong Kong IBX Lease”). Pursuant to the terms of the Amendment to the Hong Kong IBX Lease, the Company amended the term of the lease and the monthly rent payments due under the lease and issued a parent company guarantee for the remaining monthly lease payments through October 2013 totaling $5,783,000 as of December 31, 2006. In exchange for entering into the Amendment to the Hong Kong IBX Lease, the Company issued warrants to the landlord to purchase 100,000 shares of the Company’s common stock at an exercise price of $15.00 per share, which were immediately exercisable (the “Hong Kong Lease Amendment Warrants”) and which were exercised for cash during 2005. The Hong Kong Warrants were valued at $2,477,000 using the Black-Scholes option-pricing model, which are being amortized to rent expense over the remaining 10 year term of the lease. The following assumptions were used in determining the fair value of the Hong Kong Warrants: fair market value per share of $28.13, dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 2.80% and a contractual life of seven years. The value of these warrants is included in other assets on the accompanying consolidated balance sheet.

In October 2005, the Company announced that it had entered into an agreement for the early termination of its approximate 40 acre ground lease of real property in San Jose, California (the “San Jose Ground Lease”) whereby the Company will pay $40,000,000 over the next four years, commencing January 1, 2006 in equal quarterly installments, to terminate this lease, which would otherwise require significantly higher cumulative lease payments through 2020 (the “San Jose Ground Lease Termination”). As a result of the San Jose Ground Lease Termination, the Company recorded a significant restructuring charge in the fourth quarter of 2005 (see Note 19). Pursuant to the terms of the San Jose Ground Lease Termination, the revised lease termination date is no later than December 31, 2007. The Company does not currently use the San Jose Ground Lease property for any purpose.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2006, the Company amended the lease to its corporate headquarters office in Foster City, California, to add additional space and to extend the lease term an additional three years to March 2011.

Operating Lease Commitments

The Company currently leases the majority of its IBX centers and certain equipment under noncancelable operating lease agreements. The majority of the Company’s operating leases for its IBX centers expire at various dates expiring from 2010 through 2025 with renewal options available to the Company. The centers’ lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated rent expense abatement periods to better match the phased build-out of its centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent.

Minimum future operating lease payments, excluding operating leases covered under restructuring charges (see Note 19), as of December 31, 2006 are summarized as follows (in thousands):

Year ending:
2007	$32,911
2008	32,741
2009	32,639
2010	31,368
2011	26,452
2012 and thereafter	137,840

Total	$293,951

Total rent expense was approximately $28,385,000, $29,425,000 and $30,837,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Deferred rent, primarily included in deferred rent and other liabilities on the accompanying consolidated balance sheets, was $20,923,000 and $18,792,000 as of December 31, 2006 and 2005, respectively.

Other Purchase Commitments

Primarily as a result of the Company’s recent Washington, D.C. Metro Area IBX Expansion Project, Chicago Metro Area IBX Expansion Project and New York Metro Area IBX Expansion Project (see Note 2), as of December 31, 2006, the Company was contractually committed for $94,602,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers and make them available to customers for installation. In addition, the Company has numerous other, non-capital purchase commitments in place as of December 31, 2006, such as commitments to purchase power in select locations, primarily in the U.S. and Singapore, through 2007 and thereafter and other open purchase orders for goods or services to be delivered or provided during 2007. Such other miscellaneous purchase commitments total $36,838,000 as of December 31, 2006.

Letter of Credit Commitments

The Company entered into seven irrevocable letters of credit with Silicon Valley Bank. These letters of credit were provided in lieu of cash deposits under the Letters of Credit Sublimit provision in connection with the Silicon Valley Bank Credit Line Amendment (see Note 12). The letters of credit total $16,419,000, are

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

collateralized by the Silicon Valley Bank Credit Line and automatically renew in successive one-year periods until the final termination. If the beneficiaries of these letters of credit decide to draw down on these letters of credit, the Company will be required to fund these letters of credit.

Legal Matters Relating to Stock Option Granting Practices

In June 2006, the Company received an informal inquiry from the Securities and Exchange Commission (“SEC”) and a grand jury subpoena from the United States Attorney for the Northern District of California (“U.S. Attorney”) requesting documents relating to the Company’s stock option grants and practices. In December 2006, the SEC formally notified the Company that it had terminated its investigation of the Company’s stock option grants and practices and no enforcement action was recommended. In January 2007, the U.S Attorney formally notified the Company of the withdrawal of its grand jury subpoena.

On June 29, 2006 and September 18, 2006, shareholder derivative actions were filed in the Superior Court of the State of California, County of San Mateo, naming Equinix as a nominal defendant and several of the Company’s current and former officers and directors as individual defendants. These actions were consolidated, and the consolidated complaint was filed in January 2007. The consolidated complaint alleges that the individual defendants breached their fiduciary duties and violated California securities law as a result of purported backdating of stock option grants, insider trading and the preparation and approval of inaccurate financial results. Plaintiffs seek to recover, on behalf of the Company, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, restitution, and fees and costs. Defendants filed a motion to stay this action in deference to a federal derivative action in February 2007. On October 13, 2006, a shareholder derivative action was filed in the United States District Court for the Northern District of California, naming the Company as a nominal defendant and several current and former officers and directors as individual defendants. This complaint alleges that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of purported backdating of stock options, insider trading and the dissemination of false statements. Plaintiff seeks to recover, on behalf of the Company, unspecified monetary and punitive damages, corporate governance changes, the imposition of a constructive trust over certain stock options and related proceeds, and fees and costs. The deadline for Equinix to move to dismiss the complaint is April 19, 2007. In addition to the pending derivative actions, the Company may be subject to additional derivative or other lawsuits that may be presented on an individual or class basis alleging claims based on the Company’s stock option granting practices. Similar lawsuits and investigations have been commenced against numerous other companies based on similar allegations.

Responding to, investigating and/or defending against civil litigations and government inquiries regarding the Company’s stock option grants and practices will present a substantial cost to the Company in both cash and the attention of certain management and may have a negative impact on the Company’s operations. In addition, in the event of any negative finding or assertion by the SEC, U.S. Attorney, court of law or any third-party claim related to the Company’s stock option granting practices, the Company may be liable for damages, fines or other civil or criminal remedies, or be required to restate its prior period financial statements or adjust its current period financial statements. Any such adverse action could have a material adverse effect on the Company’s business and current market value.

The Company believes that while an unfavorable outcome to any or all of the above-mentioned inquiries, cases or complaints is reasonably possible, it is not probable. As a result, the Company has not accrued for any settlements in connection with these legal matters as of December 31, 2006.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Legal Actions

On July 30, 2001 and August 8, 2001, putative shareholder class action lawsuits were filed against the Company, certain of its officers and directors (the “Individual Defendants”), and several investment banks that were underwriters of the Company’s IPO. The cases were filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased the Company’s stock between August 10, 2000 and December 6, 2000. In addition, similar lawsuits were filed against approximately 300 other issuers and related parties. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 against the Company and Individual Defendants. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit vacated the district court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs have not yet moved to certify a class in the Equinix case.

In July 2003, a Special Litigation Committee of the Equinix Board of Directors approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Pursuant to the settlement and related agreements, if the settlement receives final approval by the Court, the settlement provides for a release of the Company and the individual defendants and the Company’s agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1.0 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1.0 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1.0 billion, the issuers are required to make up the difference. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows. Until the settlement is finalized and approved by the Court, or in the event such settlement is not approved, the Company and its officers and directors intend to continue to defend the actions vigorously. While an unfavorable outcome to this case is reasonably possible, and the Company can estimate its potential exposure to be less than approximately $3.4 million, it is not probable. In addition, as noted above, any payments are expected to be covered by existing insurance and, as a result, the Company does not expect that the settlement will involve any payment by the Company. As a result, the Company has not accrued for any settlements in connection with this litigation as of December 31, 2006.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2005, the Company received a Notice of Proposed Assessment of Income Tax from the state of Hawaii asserting a tax deficiency, plus interest, totaling $613,000. The deficiency stems from certain refundable tax credits that the state of Hawaii subsequently disallowed in the examination of the Hawaii income tax returns for the tax years of 2000 and 2001 filed by Pihana Pacific, Inc., which the Company acquired on December 31, 2002. The Company appealed the assessment in 2006, but the appellate board ruled in favor of the state. As a result, the Company had fully accrued the tax liabilities plus interest as of December 31, 2006. The Company is currently assessing whether to appeal the decision to the Tax Appeal Court.

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, there are no pending claims for which the outcome is expected to result in a material adverse effect in the financial position, results of operations or cash flows of the Company.

Employment Agreements

In January 2001, the Company had agreed to indemnify an officer of the Company for any claims brought by his former employer under an employment and non-compete agreement the officer had with this employer. As of December 31, 2006, no claims had been made by the former employer.

Through September 2003, the Company had entered into severance agreements with certain of its executive officers. Under the terms of the agreements, the officers are entitled to one year’s salary, bonus and certain healthcare benefits in the event of an involuntary termination for reasons other than cause. In the fourth quarter of 2005, the Company accrued $318,000 in connection with one of these severance agreements for an executive officer whose employment with the Company ended in early 2006 as agreed upon during the fourth quarter of 2005. During the year ended December 31, 2006, the Company paid this accrued severance in full.

In November 2005, the Company entered into a transition and separation agreement with one of the Company’s executive officers in which the agreed-upon separation date with the Company was in March 2006 (the “Transition and Separation Agreement”). Pursuant to the terms of the Transition and Separation Agreement, the Company accrued $668,000 of severance-related costs during 2005. In addition, the Company modified all outstanding stock option grants for this executive officer and, as a result, the Company recorded $1,389,000 of stock-based compensation expense during the fourth quarter of 2005 in connection with these modifications. During the year ended December 31, 2006, the Company paid $70,000 of the severance and accrued an additional severance charge of $207,000 for this officer. As of December 31, 2006, $805,000 of the severance-related costs for this ex-officer remained unpaid. The Company expects to resolve this matter in 2007.

Employee Benefit Plan

The Company has a 401(k) Plan that allows eligible employees to contribute a portion of their compensation, limited to $15,000 and $14,000 for the years ended December 31, 2006 and 2005, respectively. Employee contributions and earnings thereon vest immediately. No employer contributions were made during the year ended December 31, 2005 or anytime prior. Commencing in 2006, the Company had elected to begin making contributions on behalf of its employees, which were limited to 50% of the employees’ first 6% of salary deferred into their 401(k) account and were subject to vesting based on the individual employee’s start date. During the year ended December 31, 2006, the Company’s obligation to contribute to the 401(k) Plan was $885,000, of which $203,000 remained unpaid as of December 31, 2006.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantor Arrangements

As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no significant liabilities recorded for these agreements as of December 31, 2006.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no significant liabilities recorded for these agreements as of December 31, 2006.

The Company enters into arrangements with its business partners, whereby the business partner agrees to provide services as a subcontractor for the Company’s implementations. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage, of its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no significant liabilities recorded for these agreements as of December 31, 2006.

The Company has service level commitment obligations to certain of its customers. As a result, service interruptions or significant equipment damage in the Company’s IBX centers, whether or not within the Company’s control, could result in service level commitments to these customers. The Company’s liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet the Company’s service level commitment obligations, particularly in the early stage of the Company’s development, could reduce the confidence of the Company’s customers and could consequently impair the Company’s ability to obtain and retain customers, which would adversely affect both the Company’s ability to generate revenues and the Company’s operating results. There were no significant service level credits recorded during the year ended December 31, 2006. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized. The Company has no significant liabilities in connection with service level credits as of December 31, 2006.

Under the terms of the Combination Agreement, the Company is contractually obligated to use commercially reasonable efforts to ensure that at all times from and after the closing of the Combination, until such time as neither STT Communications nor its affiliates hold the Company’s capital stock or debt securities (or the capital stock received upon conversion of the debt securities) received by STT Communications in

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

connection with the Combination, none of the Company’s capital stock issued to STT Communications constitutes “United States real property interests” within the meaning of Section 897(c) of the Internal Revenue Code of 1986. Under Section 897(c) of the Code, the Company’s capital stock issued to STT Communications would generally constitute “United States real property interests” at such point in time that the fair market value of the “United States real property interests” owned by the Company equals or exceeds 50% of the sum of the aggregate fair market values of (a) the Company’s “United States real property interests,” (b) the Company’s interests in real property located outside the U.S., and (c) any other assets held by the Company which are used or held for use in the Company’s trade or business. The Company refers to this provision in the Combination Agreement as the FIRPTA covenant. Pursuant to the FIRPTA covenant, the Company may be forced to take commercially reasonable proactive steps to ensure the Company’s compliance with the FIRPTA covenant, including, but not limited to, (a) a sale-leaseback transaction with respect to all real property interests, or (b) the formation of a holding company organized under the laws of the Republic of Singapore which would issue shares of its capital stock in exchange for all of the Company’s outstanding stock (this reorganization would require the submission of that transaction to the Company’s stockholders for their approval and the consummation of that exchange). The Company has entered into an agreement with STT Communications and its affiliate pursuant to which, the Company will no longer be bound by the FIRPTA covenant as of September 30, 2009. Currently, the Company is in compliance with the FIRPTA covenant. The Company has no liabilities recorded related to non-compliance with the FIRPTA covenant as of December 31, 2006.

17. Related Party Transactions

Trade Activity with Affiliates of STT Communications and Other Related Parties

A significant amount of the Company’s Asia-Pacific revenues are generated in Singapore and a significant portion of the business in Singapore is transacted with entities affiliated with STT Communications, which is the Company’s single largest stockholder. For the year ended December 31, 2006, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $5,912,000 and as of December 31, 2006, accounts receivable with these related parties was $1,413,000. For the year ended December 31, 2006, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $3,710,000 and as of December 31, 2006, accounts payable with these related parties was $313,000. For the year ended December 31, 2005, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $6,034,000 and as of December 31, 2005, accounts receivable with these related parties was $811,000. For the year ended December 31, 2005, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $3,148,000 and as of December 31, 2005, accounts payable with these related parties was $574,000. For the year ended December 31, 2004, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $5,347,000 and as of December 31, 2004, accounts receivable with these related parties was $955,000. For the year ended December 31, 2004, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $2,701,000 and as of December 31, 2004, accounts payable with these related parties was $281,000.

Other Transactions

In November 2004, the Company and STT Communications entered into an Omnibus Amendment Agreement in which STT Communications’ security interests in the Company in connection with the Financing were lifted, except for one of the Company’s cash accounts, secured in the amount of any outstanding STT Convertible Secured Notes plus six months of forward-looking interest. During 2005, all of the outstanding STT Convertible Secured Notes and accrued and unpaid interest through November 7, 2005, was converted into 4,384,794 shares of the Company’s stock (see Note 9).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Segment Information

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

The Company’s geographic statement of operations disclosures are as follows for the years ended December 31 (in thousands):

	2006	2005	2004
Total revenues:
United States	$246,066	$191,390	$141,598
Asia-Pacific	40,849	29,667	22,073

	$286,915	$221,057	$163,671

Cost of revenues:
United States	$165,413	$138,249	$118,311
Asia-Pacific	22,966	20,105	18,639

	$188,379	$158,354	$136,950

Income (loss) from operations:
United States	$76	$(35,448)	$(34,107)
Asia-Pacific	1,838	(1,325)	(7,955)

	$1,914	$(36,773)	$(42,062)

The Company’s long-lived assets are located in the following geographic areas as of December 31 (in thousands):

	2006	2005
United States	$553,619	$457,280
Asia-Pacific	51,952	32,005

	$605,571	$489,285

The Company’s goodwill totaling $16,919,000 and $21,654,000 as of December 31, 2006 and 2005, respectively, is part of the Company’s Singapore reporting unit, which is reported within the Asia-Pacific segment.

Revenue information on a services basis is as follows (in thousands):

	2006	2005	2004
Colocation	$201,772	$152,606	$111,986
Interconnection	53,811	40,877	31,414
Managed infrastructure	16,197	14,208	11,049
Rental	1,380	312	—

Recurring revenues	273,160	208,003	154,449
Non-recurring revenues	13,755	13,054	9,222

	$286,915	$221,057	$163,671

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Restructuring Charges

2004 Restructuring Charges

In December 2004, in light of the availability of fully built-out data centers in select markets at costs significantly below those costs the Company would incur in building out new space, the Company made the decision to exit leases for excess space adjacent to one of the Company’s New York metro area IBXs, as well as space on the floor above its original Los Angeles IBX. As a result of the Company’s decision to exit these spaces, the Company recorded restructuring charges totaling $17,685,000, which represents the present value of the Company’s estimated future cash payments, net of any estimated subrental income and expense, through the remainder of these lease terms, as well as the write-off of all remaining property and equipment attributed to the partial build-out of the excess space on the floor above its Los Angeles IBX.

The Company estimated the future cash payments required to exit these two leased spaces, net of any estimated subrental income and expense, through the remainder of these lease terms and then calculated the present value of such future cash flows in order to determine the appropriate restructuring charge to record. Subsequent to recording the initial restructuring charge, the Company records accretion expense to accrete its accrued restructuring liability up to an amount equal to the total estimated future cash payments necessary to complete the exit of these leases. Should the actual lease exit costs differ from the Company’s estimates, the Company may need to adjust its restructuring charges associated with the excess lease spaces, which would impact net income in the period such determination was made.

A summary of the movement in the 2004 accrued restructuring charges during the year ended December 31, 2006 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2005	Accretion expense	Restructuring charge adjustment	Cash payments	Accrued restructuring charge as of December 31, 2006
Estimated lease exit costs	$13,702	$815	$1,527	$(2,187)	$13,857

	13,702	$815	$1,527	$(2,187)	13,857

Less current portion	(2,171)				(3,096)

	$11,531				$10,761

In September 2006, the Company recorded an additional restructuring charge of $1,527,000 as a result of revised sublease assumptions on these two excess space leases as new information became available.

A summary of the 2004 restructuring charges during the year ended December 31, 2005 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2004	Accretion expense	Cash payments	Accrued restructuring charge as of December 31, 2005
Estimated lease exit costs	$14,750	$873	$(1,921)	$13,702

	14,750	$873	$(1,921)	13,702

Less current portion	(1,952)			(2,171)

	$12,798			$11,531

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As the Company currently has no plans to enter into lump sum lease terminations with either of the landlords associated with these two excess space leases, the Company has reflected its accrued restructuring liability as both current and non-current on the accompanying consolidated balance sheets as of December 31, 2006 and December 31, 2005. The Company is contractually committed to these two excess space leases through 2015.

The Company’s minimum future payments associated with these two excess space leases is as follows (in thousands):

2007	$3,217
2008	3,262
2009	3,309
2010	3,357
2011	3,464
2012 and thereafter	13,143

29,752
Less amount representing estimated subrental income and expense	(12,570)

17,182
Less amount representing accretion	(3,325)

13,857
Less current portion	(3,096)

$10,761

2005 Restructuring Charges

In October 2005, in light of the availability of fully or partially built-out data centers in the Silicon Valley, including the possibility of expansion among some of the four IBX centers the Company currently has in the Silicon Valley, the Company made the decision that retaining the approximately 40 acre San Jose Ground Lease for future expansion was no longer economical. In conjunction with this decision, the Company entered into an agreement with the landlord of this property for the early termination of the San Jose Ground Lease property whereby the Company will pay $40,000,000 over the next four years plus property taxes, commencing January 1, 2006, to terminate this lease, which would otherwise require significantly higher cumulative lease payments through 2020 (see Note 16) (the “San Jose Ground Lease Termination”). As a result of the San Jose Ground Lease Termination, the Company recorded a $33,814,000 restructuring charge in the fourth quarter of 2005, which represents the present value of the Company’s estimated future cash payments to exit this property, as well as the write-off of all remaining property and equipment attributed to the development of this property.

The Company estimated the future cash payments required to exit the San Jose Ground Lease, net of any estimated subrental income and expense, through the remainder of the lease term and then calculated the present value of such future cash flows in order to determine the appropriate restructuring charge to record. The Company’s use of this property terminates on December 31, 2007 and can be terminated at any time prior to December 31, 2007 upon the landlord providing the Company at least 10 days prior written notice; however, even if the landlord terminates early, the Company is still required to pay the full $40,000,000 of payments due. Subsequent to recording the initial restructuring charge, the Company records accretion expense to accrete its accrued restructuring liability up to an amount equal to the total estimated future cash payments necessary to complete the exit of the San Jose Ground Lease.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the 2005 restructuring charges during the year ended December 31, 2006 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2005	Accretion expense	Cash payments	Accrued restructuring charge as of December 31, 2006
Estimated lease exit costs	$36,129	$2,203	$(10,617)	$27,715

	36,129	$2,203	$(10,617)	27,715

Less current portion	(10,229)			(10,373)

	$25,900			$17,342

A summary of the 2005 restructuring charges during the year ended December 31, 2005 is outlined as follows (in thousands):

	Total 2005 restructuring charges	Non-cash charges	Transfer of deferred rent liability	Accretion expense	Cash payments	Accrued restructuring charge as of December 31, 2005
Estimated lease exit costs	$32,328	$—	$4,441	$505	$(1,145)	$36,129
Write-off of property and equipment	1,486	(1,486)	—	—	—	—

	$33,814	$(1,486)	$4,441	$505	$(1,145)	$36,129

Less current portion						(10,229)

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

The Company’s minimum future payments associated with the San Jose Ground Lease are as follows (in thousands):

2007	$10,736
2008	10,000
2009	10,000

30,736
Less amount representing estimated subrental income and expense	—

30,736
Less amount representing accretion	(3,021)

27,715
Less current portion	(10,373)

$17,342

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Subsequent Events

On January 1, 2007, pursuant to the provisions of the Company’s stock plans (see Note 13), the number of common shares in reserve automatically increased by 1,771,015 shares for the 2000 Equity Incentive Plan, 500,000 shares for the 2004 Purchase Plans and 50,000 shares for the 2000 Director Option Plan.

In January 2007, the Stock Option Committee of the Board of Directors approved stock options to be granted to employees, excluding executive officers, to purchase an aggregate of 511,310 shares of common stock as part of the Company’s annual refresh program. In addition, the Compensation Committee of the Board of Directors approved the issuance of 178,400 restricted stock units to certain employees, excluding executive officers, also as part of the Company’s annual refresh program. The Compensation Committee of the Board of Directors also approved the issuance of an aggregate of 218,000 shares of restricted common stock and restricted stock units to executive officers pursuant to the 2000 Equity Incentive Plan. All awards are subject to vesting provisions. All such equity awards will be accounted for under the provisions of SFAS No. 123(R), “Share-Based Payment,” and related pronouncements, which will have a significant impact to the Company.

In February 2007, the Company entered into an agreement to purchase the building and property where its original Silicon Valley IBX center is located for $65.0 million, which is expected to close no later than November 2007. The Company intends to finance substantially all of the cost of the property acquisition, following an initial $6.5 million deposit paid with cash in February 2007.

In February 2007, a wholly-owned subsidiary of the Company obtained a loan of up to $110,000,000 to finance a portion of the development and construction costs of the Chicago Metro Area IBX Expansion Project (see Note 2) (the “Chicago IBX Financing”), of which $19,956,000 of the Chicago IBX Financing was drawn at closing. The remaining amount of the Chicago IBX Financing will be drawn during the construction period of the Chicago Metro Area IBX Expansion Project and the Company expects that the $110,000,000 will be fully drawn by the end of 2007. The Chicago IBX Financing has a term of three years and bears interest at a floating rate (one, three or six month LIBOR plus 2.75%), with an initial rate of 8.125%. The Chicago IBX Financing has no specific financial covenants. In addition, the Chicago IBX Financing contains a limited parent company guaranty.

21. Quarterly Financial Information (Unaudited)

The Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. The Company’s revenues and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and the Company’s revenues and results of operations could fluctuate significantly quarter-to-quarter and year-to-year. Significant quarterly fluctuations in revenues will cause fluctuations in the Company’s cash flows and the cash and cash equivalents and accounts receivable accounts on the Company’s consolidated balance sheet. Causes of such fluctuations may include the volume and timing of new orders and renewals, the timing of the opening of new IBX centers, the sales cycle for the Company’s services, the introduction of new services, changes in service prices and pricing models, trends in the Internet infrastructure industry, general economic conditions, extraordinary events such as acquisitions or litigation and the occurrence of unexpected events.

The unaudited quarterly financial information presented below has been prepared by the Company and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and results of operations for the interim periods presented.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents selected quarterly information for fiscal 2006 and 2005:

	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
2006:
Revenues	$64,869	$68,548	$73,726	$79,772
Net income (loss) before cumulative effect of a change in accounting principle	(5,446)	(5,270)	(5,168)	9,111	(a)
Net income (loss)	(5,070)	(5,270)	(5,168)	9,111	(a)
Basic net income (loss) per share:
Before cumulative effect of a change in accounting principle	(0.19)	(0.19)	(0.18)	0.31
After cumulative effect of a change in accounting principle	(0.18)	(0.19)	(0.18)	0.31
Diluted net income (loss) per share:
Before cumulative effect of a change in accounting principle	(0.19)	(0.19)	(0.18)	0.30
After cumulative effect of a change in accounting principle	(0.18)	(0.19)	(0.18)	0.30

2005:
Revenues	$48,684	$52,479	$58,096	$61,798
Net loss	(5,794)	(3,431)	(783)	(32,604	)(b)
Basic and diluted net loss per share	(0.26)	(0.14)	(0.03)	(1.25)

(a)	Includes a $9,647,000 gain on Honolulu IBX sale (see Note 3).
(b)	Includes a $33,814,000 restructuring charge (see Note 19).