Form 10-Q
period 2007-03-31
EQUINIX INC
filed 2007-05-02
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period Ended March 31, 2007

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

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2007 was 31,438,615.

EQUINIX, INC.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$327,660	$82,563
Short-term investments	53,758	48,831
Accounts receivable, net	27,773	26,864
Prepaids and other current assets	9,567	8,003

Total current assets	418,758	166,261
Long-term investments	10,981	25,087
Property and equipment, net	593,555	546,395
Goodwill	17,109	16,919
Debt issuance costs, net	12,524	3,006
Other assets	20,755	14,164

Total assets	$1,073,682	$771,832

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$24,612	$27,269
Accrued property and equipment	39,791	23,337
Current portion of accrued restructuring charges	13,703	13,469
Current portion of capital lease and other financing obligations	2,086	1,977
Current portion of mortgage and loan payable	2,242	2,150
Other current liabilities	10,841	10,151

Total current liabilities	93,275	78,353
Accrued restructuring charges, less current portion	25,017	28,103
Capital lease and other financing obligations, less current portion	92,148	92,722
Mortgage and loan payable, less current portion	120,764	96,746
Convertible debt	282,250	86,250
Deferred rent and other liabilities	35,105	34,630

Total liabilities	648,559	416,804

Stockholders’ equity:
Common stock	31	29
Additional paid-in capital	978,607	904,573
Accumulated other comprehensive income	4,385	3,870
Accumulated deficit	(557,900)	(553,444)

Total stockholders’ equity	425,123	355,028

Total liabilities and stockholders’ equity	$1,073,682	$771,832

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended March 31,
	2007	2006
	(unaudited)
Revenues	$85,109	$64,869

Costs and operating expenses:
Cost of revenues	52,765	43,345
Sales and marketing	8,677	7,198
General and administrative	22,861	17,130

Total costs and operating expenses	84,303	67,673

Income (loss) from operations	806	(2,804)
Interest income	1,949	1,611
Interest expense	(3,462)	(3,868)
Loss on conversion of debt	(3,395)	—

Loss before income taxes and cumulative effect of a change in accounting principle	(4,102)	(5,061)
Income taxes	(354)	(385)

Net loss before cumulative effect of a change in accounting principle	(4,456)	(5,446)
Cumulative effect of a change in accounting principle for stock-based compensation (net of income taxes of $0)	—	376

Net loss	$(4,456)	$(5,070)

Net loss per share:
Basic and diluted net loss per share before cumulative effect of a change in accounting principle	$(0.15)	$(0.20)
Cumulative effect of a change in accounting principle	—	0.02

Basic and diluted net loss per share	$(0.15)	$(0.18)

Weighted average shares	29,702	27,848

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net loss	$(4,456)	$(5,070)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	20,097	16,701
Stock-based compensation	10,498	7,758
Accretion of asset retirement obligation and accrued restructuring charges	832	969
Amortization of intangible assets and non-cash prepaid rent	145	211
Amortization of debt issuance costs	389	208
Cumulative effect of a change in accounting principle	—	(376)
Other reconciling items	(237)	(351)
Changes in operating assets and liabilities:
Accounts receivable	(916)	(1,251)
Prepaids and other assets	(1,326)	(1,196)
Accounts payable and accrued expenses	(2,657)	(993)
Accrued restructuring charges	(3,543)	(2,957)
Other liabilities	1,024	(862)

Net cash provided by operating activities	19,850	12,791

Cash flows from investing activities:
Purchases of investments	(12,760)	(24,747)
Maturities of investments	22,275	13,269
Purchases of property and equipment	(67,056)	(26,613)
Accrued property and equipment	16,454	2,512
Purchase of San Jose IBX property	(6,500)	—
Other investing activities	(470)	6

Net cash used in investing activities	(48,057)	(35,573)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plans	10,286	14,714
Proceeds from convertible subordinated notes	250,000	—
Proceeds from loan payable	24,607	—
Repayment of borrowings from credit line	—	(30,000)
Repayment of capital lease and other financing obligations	(465)	(364)
Repayment of mortgage payable	(497)	(205)
Debt issuance costs	(10,678)	—
Other financing activities	—	370

Net cash provided by (used in) financing activities	273,253	(15,485)

Effect of foreign currency exchange rates on cash and cash equivalents	51	125
Net increase (decrease) in cash and cash equivalents	245,097	(38,142)
Cash and cash equivalents at beginning of period	82,563	119,267

Cash and cash equivalents at end of period	$327,660	$81,125

Supplemental cash flow information:
Cash paid for taxes	$173	$545

Cash paid for interest	$5,048	$3,943

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. (“Equinix” or the “Company”) and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The balance sheet at December 31, 2006 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Equinix’s Form 10-K as filed with the SEC on February 28, 2007. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

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

The Company believes it has sufficient cash, coupled with anticipated cash generated from operating activities and anticipated cash from financings, to meet its operating requirements for at least the next 12 months. As of March 31, 2007, the Company had $392,399,000 of cash, cash equivalents and short-term and long-term investments. As of March 31, 2007, the Company had $85,393,000 of additional liquidity available to it under the Chicago IBX Financing for the Chicago Metro Area IBX Expansion Project. In addition, as of March 31, 2007, the Company had $58,581,000 of additional liquidity available to it under the $75,000,000 Silicon Valley Bank Credit Line in the event the Company needs additional cash to fund expansion activities, fund working capital requirements or pursue attractive strategic opportunities that may become available in the future. In addition, from time to time the Company assesses external financing opportunities, both debt and equity, as alternative sources for financing such activities and opportunities. While the Company expects that its cash flow from operations will continue to increase, the Company expects its cash flow used in investing activities, primarily as a result of its expected purchases of property and equipment to complete the Company’s announced expansion projects, will also increase and the Company expects them to be greater than its cash flows generated from operating activities. Given the Company’s limited operating history, additional potential expansion opportunities that it may decide to pursue and other business risks that may cause its operating results to fluctuate, the Company may not achieve its desired levels of profitability or cash requirements in the future.

Revenue Recognition and Allowance for Doubtful Accounts

Equinix derives more than 90% of its revenues from recurring revenue streams, consisting primarily of (1) colocation services, such as from the licensing of cabinet space and power; (2) interconnection services, such as cross connects and Equinix Exchange ports; (3) managed infrastructure services, such as Equinix Direct, bandwidth, mail service and managed platform solutions and (4) other services consisting of rent from non-IBX space. The remainder of the Company’s revenues are from non-recurring revenue streams, such as from the recognized portion of deferred installation revenues, professional services, contract settlements and equipment sales. Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to three years for IBX space customers. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the longer of the term of the related contract or expected customer relationship. Professional service fees are recognized in the period in which the services were provided and represent the culmination of the earnings process as long as they meet the criteria for separate recognition under EITF Abstract No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue from bandwidth and equipment is recognized on a gross basis in accordance with EITF Abstract No. 99-19, “Recording Revenue as a Principal versus Net as an Agent”, primarily because the Company acts as the principal in the transaction, takes title to products and services and bears inventory and credit risk. To the extent the Company does not meet the criteria for gross basis accounting for bandwidth and equipment revenue, the

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company records the revenue on a net basis. Revenue from contract settlements, when a customer wishes to terminate their contract early, is generally recognized on a cash basis when no remaining performance obligations exist to the extent that the revenue has not previously been recognized.

The Company occasionally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have generally not been significant. There were no significant service level credits recorded during the three months ended March 31, 2007 and 2006.

Revenue is recognized only when the service has been provided and when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. It is customary business practice to obtain a signed master sales agreement and sales order prior to recognizing revenue in an arrangement. Taxes collected from customers and remitted to governmental authorities are reported on a net basis and excluded from revenue.

The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company generally does not request collateral from its customers although in certain cases the Company obtains a security interest in a customer’s equipment placed in its IBX centers or obtains a deposit. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. In addition, Equinix also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for which the Company had expected to collect the revenues. If the financial condition of Equinix’s customers were to deteriorate or if they become insolvent, resulting in an impairment of their ability to make payments, greater allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the Company’s reserves. A specific bad debt reserve of up to the full amount of a particular invoice value is provided for certain problematic customer balances. An additional reserve is established for all other accounts based on the age of the invoices and an analysis of historical credits issued. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable.

Net Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share;” SEC Staff Accounting Bulletin (“SAB”) No. 98; EITF Issue 03-6, “Participating Securities and the Two-Class Method Under FASB 128;” EITF Issue 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” and SFAS No. 123(R), “Share-Based Payment.” Under the provisions of SFAS No. 128, SAB No. 98, EITF Issues 03-6 and 04-8 and SFAS No. 123R, basic and diluted net loss per share are computed using the weighted-average number of common shares outstanding. Options, warrants and contingently convertible instruments were not included in the computation of diluted net loss per share because to do so would be anti-dilutive for all periods presented. Under EITF 04-8, the Company’s Convertible Subordinated Debentures and Convertible Subordinated Notes qualify as contingently convertible instruments; however, they were not included in the Company’s diluted net loss per share calculations because to do so would be anti-dilutive for all periods presented.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts) (unaudited):

	Three months ended March 31,
	2007	2006
Numerator:
Net loss	$(4,456)	$(5,070)

Denominator:
Weighted average shares	30,119	28,073
Weighted average unvested restricted shares issued subject to forfeiture	(417)	(225)

Total weighted average shares	29,702	27,848

Net loss per share:
Basic and diluted	$(0.15)	$(0.18)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (unaudited):

	March 31,
	2007	2006
Shares reserved for conversion of convertible debt	3,048,003	2,183,548
Unvested restricted shares issued subject to forfeiture	420,500	250,000
Common stock warrants	9,490	10,662
Common stock related to stock-based compensation plans	4,052,666	4,290,087

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

The Company will continue to provide a valuation allowance for the net deferred tax asset other than the deferred tax asset associated with its Singapore subsidiary until it becomes more likely than not that the net deferred tax asset will be realizable. The Company released the tax valuation allowance on the Company’s Singaporean net deferred tax assets during the year ended December 31, 2006. For the three months ended March 31, 2007 and 2006, the Company recorded a tax provision of $354,000 and $385,000, respectively. The tax provision recorded in the period ended March 31, 2007 is attributable to the Company’s foreign operations. The tax provision recorded in the period ended March 31, 2006 is primarily related to federal alternative minimum tax, which is attributable to the Company’s domestic operations. The Company did not record any excess tax benefit associated with the stock options exercised by employees during the three months ended March 31, 2007, while $370,000 of such benefit was recorded for the three months ended March 31, 2006.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In January 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 resulted in no cumulative effect of a change in accounting principle being recorded on the Company’s statement of operations during the three months ended March 31, 2007.

As of the date of adopting FIN 48, the Company had approximately $1,883,000 of unrecognized tax benefits including $138,000 of interest. A majority of the unrecognized tax benefits, if subsequently recognized, will affect the Company’s effective tax rate at the time of recognition. The unrecognized tax benefits are primarily related to tax positions claiming refundable research credits in the State of Hawaii. The Company has filed an appeal in the Tax Court in Hawaii and is currently working to settle the claim. The Company will continue to classify the interest and penalties recognized in accordance with paragraphs 15 and 16, respectively, of FIN 48 in the financial statements as income tax. The Company’s income tax returns for all tax years remain open to examination by federal and state taxing authorities. In addition, the Company’s tax years of 2001 through 2005 also remain open and subject to examination by local tax authorities in the foreign jurisdictions in which the Company has major operations.

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

Interest incurred is capitalized in accordance with SFAS No. 34, “Capitalization of Interest Costs.” Total interest cost incurred and total interest capitalized during the three months ended March 31, 2007 were $4,974,000 and $1,512,000, respectively. Total interest cost incurred and total interest capitalized during the three months ended March 31, 2006 were $4,131,000 and $263,000, respectively.

Asset Retirement Obligations

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

During the three months ended March 31, 2007 and 2006, the Company recorded accretion expense related to its asset retirement obligations of $141,000 and $125,000, respectively.

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

The Company currently uses the Black-Scholes option-pricing model to determine the fair value of stock options and shares purchased under the employee stock purchase plan as they only have a service condition. The Company currently uses a Monte Carlo simulation option-pricing model to determine the fair value of certain restricted stock grants that have both a service and market price condition. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, which is referred to as expected term, risk-free interest rates and expected dividends.

In January 2007, the Stock Option Committee of the Board of Directors approved stock options to be granted to employees, excluding executive officers, to purchase an aggregate of 511,310 shares of common stock as part of the Company’s annual refresh program. In addition, the Compensation Committee of the Board of Directors approved the issuance of 178,400 restricted stock units to certain employees, excluding executive officers, also as part of the Company’s annual refresh program. The Compensation Committee of the Board of Directors also approved the issuance of an aggregate of 218,000 shares of restricted common stock and restricted stock units to executive officers pursuant to the 2000 Equity Incentive Plan. All awards are subject to vesting provisions. All such equity awards have a total fair value, net of estimated forfeitures, of $44,300,000, which is expected to be amortized over a weighted-average period of 3.5 years. During the three months ended March 31, 2007, the Company had amortized $3,305,000, net of estimated forfeitures, of the total fair value of such equity awards.

The following table presents, by operating expense, the Company’s stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of revenues	$1,137	$758
Sales and marketing	2,484	1,892
General and administrative	6,877	5,108

	$10,498	$7,758

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Goodwill	$17,109	$16,919

Other intangibles:
Intangible asset – customer contracts	4,415	4,370
Intangible asset – leases	1,017	1,017
Intangible asset – tradename	343	339
Intangible asset – workforce	160	160
Intangible asset – lease expenses	111	111

	6,046	5,997
Accumulated amortization	(5,605)	(5,475)

	441	522

	$17,550	$17,441

The Company’s goodwill is an asset denominated in Singapore dollars. As a result, it is subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses are a component of other comprehensive income and loss (see Note 13).

For the three months ended March 31, 2007 and 2006, the Company recorded amortization expense of $80,000 and $146,000, respectively. The Company expects to record the following amortization expense during the remainder of 2007 and beyond (in thousands) (unaudited):

Year ending:
2007 (nine months remaining)	$156
2008	180
2009	67
2010	38

Total	$441

2. IBX Acquisitions and Expansions

San Jose Property Acquisition

In January 2007, the Company entered into a conditional purchase agreement to purchase the building and property where its original Silicon Valley IBX center is located for $65,000,000, which is expected to close no later than November 2007 following an initial $6,500,000 cash deposit paid in January 2007.

Singapore IBX Expansion Project

In March 2007, the Company entered into long-term leases for new space in the same building in which the Company’s existing Singapore IBX center is located (the “Singapore IBX Expansion Project”). Minimum payments under these leases, which qualify as operating leases, total 3,674,000 Singapore dollars (approximately $2,421,000 as translated using effective exchange rates at March 31, 2007) in cumulative lease payments with monthly payments commencing in the third quarter of 2007. The Company intends to invest approximately $12,000,000 to build out this new space, of which $388,000 was incurred as of March 31, 2007.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Washington, D.C. Metro Area IBX Expansion Project

In March 2007, the Company announced its intention to build out a new IBX center within the Ashburn Campus, which will be the fifth IBX center in the Washington, D.C. metro area, in order to further expand its existing Washington, D.C metro area IBX center (the “Washington, D.C. Metro Area IBX Expansion Project”). The Company plans to spend approximately $70,000,000 for the Washington, D.C. Metro Area IBX Expansion Project, of which $961,000 was incurred as of March 31, 2007.

3. Related Party Transactions

A significant amount of the Company’s Asia-Pacific revenues are generated in Singapore and a significant portion of the business in Singapore is transacted with entities affiliated with STT Communications, which is the Company’s single largest stockholder (owning approximately 14% of outstanding common stock). For the three months ended March 31, 2007, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $1,409,000 and as of March 31, 2007, accounts receivable with these related parties was $1,079,000. For the three months ended March 31, 2007, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $315,000 and as of March 31, 2007, accounts payable with these related parties was $91,000. For the three months ended March 31, 2006, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $1,434,000 and as of March 31, 2006, accounts receivable with these related parties was $934,000. For the three months ended March 31, 2006, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $952,000 and as of March 31, 2006, accounts payable with these related parties was $454,000.

4. Accounts Receivable

Accounts receivables, net, consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
	(unaudited)
Accounts receivable	$55,192	$52,500
Unearned revenue	(27,162)	(25,363)
Allowance for doubtful accounts	(257)	(273)

	$27,773	$26,864

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
	(unaudited)
Leasehold improvements	$419,533	$417,856
IBX plant and machinery	207,936	191,243
IBX equipment	115,095	84,499
Buildings	68,980	50,526
Computer equipment and software	39,105	35,913
Land	24,967	24,967
Furniture and fixtures	2,435	2,438
Construction in progress	85,222	88,429

	963,273	895,871
Less accumulated depreciation	(369,718)	(349,476)

	$593,555	$546,395

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $35,361,000 at both March 31, 2007 and December 31, 2006. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $5,306,000 and $2,942,000 for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007 and December 31, 2006, the Company had accrued property and equipment expenditures of $39,791,000 and $23,337,000, respectively. The Company’s planned capital expenditures during the remainder of 2007 and 2008 in connection with recently acquired IBX properties and expansion efforts are substantial. For further information, refer to “Other Purchase Commitments” in Note 12.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
	(unaudited)
Accounts payable	$3,233	$4,515
Accrued compensation and benefits	10,308	11,836
Accrued utility and security	4,771	3,849
Accrued taxes	1,938	2,081
Accrued professional fees	1,253	1,362
Accrued interest	988	1,318
Accrued other	2,121	2,308

	$24,612	$27,269

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
	(unaudited)
Deferred installation revenue	$8,912	$7,838
Customer deposits	671	799
Deferred recurring revenue	679	674
Deferred rent	399	401
Other current liabilities	180	439

	$10,841	$10,151

8. Deferred Rent and Other Liabilities

Deferred rent and other liabilities consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
	(unaudited)
Deferred rent, non-current	$20,510	$20,522
Deferred recurring revenue, non-current	5,936	6,058
Asset retirement obligations	4,125	3,985
Deferred installation revenue, non-current	4,130	3,856
Other liabilities	404	209

	$35,105	$34,630

The Company currently leases the majority of its IBX centers and certain equipment under non-cancelable operating lease agreements expiring through 2025. The centers’ lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated rent expense abatement periods for certain properties to better match the phased build-out of its centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent.

9. Convertible Debt

The Company’s convertible debt consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
	(unaudited)
Convertible subordinated debentures	$32,250	$86,250
Convertible subordinated notes	250,000	—

	$282,250	$86,250

Convertible Subordinated Debentures

In March 2007, the Company entered into agreements with certain holders (“Holders”) of its 2.50% Convertible Subordinated Debentures due February 15, 2024, pursuant to which the Company agreed to exchange an aggregate of 1,367,090 newly issued shares of its common stock for such Holders’ $54,000,000 of $86,250,000 principal amount of the Convertible Subordinated Debentures (the “Convertible Subordinated Debentures’ Partial Conversion”). The number of shares of common stock issued equals the amount issuable upon conversion of the Convertible Subordinated Debentures in accordance with their terms. In addition, each Holder received cash consideration equal to accrued and unpaid interest through

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the redemption date totaling $111,000, as well as the present value of future interest due through February 15, 2009 and an incremental fee, totaling $3,395,000 (the “Inducement Fee”).

The Company recognized a loss on debt conversion totaling $3,395,000 as a result of the Convertible Subordinated Debentures’ Partial Conversion in accordance with FASB No. 84, “Induced Conversions of Convertible Debt”, due to the Inducement Fee. As a result of the Convertible Subordinated Debentures’ Partial Conversion, a total of $53,229,000 was credited to stockholders’ equity during the first quarter of 2007, which was comprised of $54,000,000 of Convertible Subordinated Debentures, offset by $771,000 of unamortized debt issuance costs since, at the time of issuance, the Convertible Subordinated Debentures did not contain a beneficial conversion feature.

As of March 31, 2007, a total of $32,250,000 Convertible Subordinated Debentures remained outstanding and were convertible into 816,458 shares of the Company’s common stock.

Convertible Subordinated Notes

In March 2007, the Company issued $250,000,000 aggregate principal amount of 2.50% Convertible Subordinated Notes due April 15, 2012 (the “Convertible Subordinated Notes”). Interest is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 2007.

The Convertible Subordinated Notes are governed by an Indenture dated as of March 30, 2007, between the Company, as issuer, and U.S. Bank National Association, as trustee (the “Indenture”). The Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company. The Convertible Subordinated Notes are unsecured and rank junior in right of payment to the Company’s existing or future senior debt and equal in right of payment to the Company’s existing and future subordinated debt.

Upon conversion, holders will receive, at the Company’s election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. However, the Company may at any time irrevocably elect for the remaining term of the Convertible Subordinated Notes to satisfy its obligation in cash up to 100% of the principal amount of the Convertible Subordinated Notes converted, with any remaining amount to be satisfied, at the Company’s election, in shares of its common stock or a combination of cash and shares of its common stock.

The initial conversion rate is 8.9259 shares of common stock per $1,000 principal amount of Convertible Subordinated Notes, subject to adjustment. This represents an initial conversion price of approximately $112.03 per share of common stock. Holders of the Convertible Subordinated Notes may convert their notes at any time prior to the close of business on the business day immediately preceding the maturity date under the following circumstances:

•

during any fiscal quarter (and only during that fiscal quarter) ending after June 30, 2007, if the sale price of the Company’s common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than 130% of the conversion price per share of common stock on such last trading day, presently $145.64 per share (the “Stock Price Condition Conversion Clause”);

•

subject to certain exceptions, during the five business day period following any ten consecutive trading day period in which the trading price of the Convertible Subordinated Notes for each day of such period was less than 98% of the product of the sale price of the Company’s common stock and the conversion rate (the “Parity Provision Clause”);

•	if such Convertible Subordinated Notes have been called for redemption;

•	upon the occurrence of specified corporate transactions described in the Indenture, such as a

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

consolidation, merger or binding share exchange in which the Company’s common stock would be converted into cash or property other than securities (the “Corporate Action Provision Clause”); or

•	at any time on or after March 15, 2012.

Upon conversion, due to the conversion formulas associated with the Convertible Subordinated Notes, if the Company’s stock is trading at levels exceeding 130% of the conversion price per share of common stock, and if the Company elects to pay any portion of the consideration in cash, additional consideration beyond the $250,000,000 of gross proceeds received would be required. However, in no event would the total number of shares issuable upon conversion of the Convertible Subordinated Notes exceed 11.6036 per $1,000 principal amount of Convertible Subordinated Notes, subject to anti-dilution adjustments, or the equivalent of $86.18 per share of common stock or a total of 2,900,900 shares of the Company’s common stock. As of March 31, 2007, the Convertible Subordinated Notes were convertible into 2,231,545 shares of the Company’s common stock.

The conversion rates may be adjusted upon the occurrence of certain events including for any cash dividend, but they will not be adjusted for accrued and unpaid interest. Holders of the Convertible Subordinated Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited. Convertible Subordinated Notes called for redemption may be surrendered for conversion prior to the close of business on the business day immediately preceding the redemption date.

The Company may redeem all or a portion of the Convertible Subordinated Notes at any time after April 16, 2010 for cash but only if the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days immediately prior to the day the Company gives notice of redemption is greater than 130% of the applicable conversion price per share of common stock on the date of the notice, presently $145.64 per share. The redemption price will equal 100% of the principal amount of the Convertible Subordinated Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Holders of the Convertible Subordinated Notes have the right to require the Company to purchase with cash all or a portion of the Convertible Subordinated Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the Convertible Subordinated Notes plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase. Following certain corporate transactions that constitute a change of control, the Company will increase the conversion rate for a holder who elects to convert the Convertible Subordinated Notes in connection with such change of control in certain circumstances.

The Company has considered the guidance in FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”, EITF Abstract No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and EITF Abstract No. 00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’ to Certain Convertible Instruments” and other related accounting pronouncements and has determined that the Convertible Subordinated Notes do not contain a beneficial conversion feature as the fair value of the Company’s common stock on the date of issuance was less than the initial conversion price outlined in the agreement. In addition, the Convertible Subordinated Notes contain one embedded derivative requiring bifurcation and separate accounting treatment, the Parity Provision Clause, which had a zero fair value as of March 31, 2007. The Company will be remeasuring this embedded derivative each reporting period, as applicable. Changes in fair value will be reported in the statement of operations.

The costs related to the Convertible Subordinated Notes were capitalized and are being amortized to interest expense using the effective interest method, through March 15, 2012, the first date that the holders of the Convertible Subordinated Notes can convert without satisfaction of the Stock Price Condition

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Conversion Clause, Parity Provision Clause or the Corporate Action Provision Clause. Debt issuance costs related to the Convertible Subordinated Notes, net of amortization, were $7,985,000 as of March 31, 2007.

10. Non-Convertible Debt

Loan Payable

In February 2007, a wholly-owned subsidiary of the Company obtained a loan of up to $110,000,000 to finance up to 60% of the development and construction costs of the Chicago Metro Area IBX Expansion Project (the “Chicago IBX Financing”). The Company periodically receives advances of funds in conjunction with costs incurred for construction of its Chicago Metro Area IBX Expansion Project (the “Loan Payable”). As of March 31, 2007, the Company had received advances totaling $24,607,000. Up to $85,393,000 remains available for borrowing from the Chicago IBX Financing and is expected to be borrowed periodically during the remaining construction period of the Chicago Metro Area IBX Expansion Project until completion by the end of 2007.

The Loan Payable has a maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. The Loan Payable bears interest at a floating rate (one, three or six month LIBOR plus 2.75%) with interest payable monthly, which commenced March 1, 2007. As of March 31, 2007, the Loan Payable had an effective interest rate of 8.125% per annum. The Chicago IBX Financing has no specific financial covenants and contains a limited parent company guaranty.

The debt issuance costs related to the Chicago IBX Financing were capitalized and are being amortized to interest expense using the effective interest method through January 31, 2010. Debt issuance costs related to the Chicago IBX Financing, net of amortization, were $2,511,000 as of March 31, 2007.

Silicon Valley Bank Credit Line

In March 2007, the Company amended certain provisions of the Silicon Valley Bank Credit Line which related to the modification of certain financial covenants, the addition of a liquidity covenant and the revision of the definition of “Approved Subordinated Debt” in order to allow the Company to proceed with the Convertible Subordinated Notes offering (see Footnote 9). The liquidity covenant requires the Company to maintain total liquidity of at least $75,000,000. The liquidity covenant is defined as the sum of cash, cash equivalents, short term investments, 80% of long term investments and 10% of net accounts receivable. In the event of a default, Silicon Valley Bank has the right to exercise a notice of control to give Silicon Valley Bank the sole right to control, direct or dispose of the assets as it deems necessary to satisfy the Company’s obligations under the Silicon Valley Bank Credit Line, if any. As of March 31, 2007, the Company was in compliance with all financial covenants in connection with the amended Silicon Valley Bank Credit Line including the liquidity covenant.

Borrowings under the Silicon Valley Bank Credit Line continue to bear interest at variable interest rates, plus the applicable margins, in effect prior to the amendment, based on either prime rates or LIBOR rates. The Silicon Valley Bank Credit Line continues to mature on September 15, 2008 and remains secured by substantially all of the Company’s domestic personal property assets and certain of the Company’s real property leases.

As of March 31, 2007, letters of credit totaling $16,419,000 had been issued and were outstanding under the Silicon Valley Bank Credit Line. As a result, the amount of borrowings available to the Company was $58,581,000. These letters of credit automatically renew in successive one-year periods until the final termination. If the beneficiaries for any of these letters of credit decide to draw down on these letters of credit, the Company will be required to fund these letters of credit either through cash collateral or borrowings under the Silicon Valley Bank Credit Line. As of March 31, 2007, had the Company borrowed against the Silicon Valley Bank Credit Line, it would have had an effective interest rate of 7.82% per annum.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Debt Maturities

Combined aggregate maturities for the Company’s various debt facilities and other financing obligations as of March 31, 2007 was as follows (in thousands) (unaudited):

	Convertible debt	Mortgage and loan payable	Capital lease and other financing obligations	Total
2007 (nine months remaining)	$—	$7,623	$7,204	$14,827
2008	—	10,164	9,860	20,024
2009	32,250	10,164	10,134	52,548
2010	—	34,771	10,409	45,180
2011	—	10,164	10,703	20,867
2012 and thereafter	250,000	143,668	117,652	511,320

	282,250	216,554	165,962	664,766
Less amount representing interest	—	(93,548)	(78,283)	(171,831)
Plus amount representing residual property value	—	—	6,555	6,555

	282,250	123,006	94,234	499,490
Less current portion of principal	—	(2,242)	(2,086)	(4,328)

	$282,250	$120,764	$92,148	$495,162

12. Commitments and Contingencies

Legal Matters Relating to Stock Option Granting Practices

On June 29, 2006 and September 18, 2006, shareholder derivative actions were filed in the Superior Court of the State of California, County of San Mateo, naming Equinix as a nominal defendant and several of Equinix’s current and former officers and directors as individual defendants. These actions were consolidated, and the consolidated complaint was filed in January 2007. The consolidated complaint alleges that the individual defendants breached their fiduciary duties and violated California securities law as a result of purported backdating of stock option grants, insider trading and the preparation and approval of inaccurate financial results. Plaintiffs seek to recover, on behalf of Equinix, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, restitution, and fees and costs. In March 2007, the state court stayed this action in deference to a federal shareholder derivative action filed in the United States District Court for the Northern District of California in October 2006. The federal action named Equinix as a nominal defendant and several current and former officers and directors as individual defendants. This complaint alleged that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of purported backdating of stock options, insider trading and the dissemination of false statements. On April 12, 2007, the federal action was voluntarily dismissed without prejudice pursuant to a joint stipulation entered as an order by the court. The parties to the state court action have informed the state court that the federal action was dismissed. In addition to the pending state court derivative action, the Company may be subject to additional derivative or other lawsuits that may be presented on an individual or class basis alleging claims based on the Company’s stock option granting practices. Similar lawsuits and investigations have been commenced against numerous other companies based on similar allegations.

Responding to, investigating and/or defending against civil litigations and government inquiries regarding the Company’s stock option grants and practices will present a substantial cost to the Company in both cash and the attention of certain management and may have a negative impact on the Company’s operations. In addition, in the event of any negative finding or assertion by a court of law or any third-party claim related to the Company’s stock option granting practices, the Company may be liable for damages, fines or other civil or criminal remedies, or be required to restate its prior period financial statements or adjust its current period financial statements. Any such adverse action could have a material adverse effect on the Company’s business and current market value.

The Company believes that while an unfavorable outcome to any or all of the above-mentioned

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

inquiries, cases or complaints is reasonably possible, it is not probable. As a result, the Company has not accrued for any settlements in connection with these legal matters as of March 31, 2007.

Other Legal Actions

On July 30, 2001 and August 8, 2001, putative shareholder class action lawsuits were filed against the Company, certain of its officers and directors (the “Individual Defendants”), and several investment banks that were underwriters of the Company’s IPO. The cases were filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased the Company’s stock between August 10, 2000 and December 6, 2000. In addition, similar lawsuits were filed against approximately 300 other issuers and related parties. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 against the Company and Individual Defendants. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit vacated the District Court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a petition for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that Plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. Plaintiffs have not yet moved to certify a class in the Equinix case.

In July 2003, a Special Litigation Committee of the Equinix Board of Directors approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Pursuant to the settlement and related agreements, if the settlement receives final approval by the District Court, it provides for a release of the Company and the individual defendants and the Company’s agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. There is no assurance that the court will grant final approval to the issuers’ settlement. As approval by the Court cannot be assured, the Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows. Until the settlement is finalized and approved by the Court, or in the event such settlement is not approved, the Company and its officers and directors intend to continue to defend the actions vigorously. While an unfavorable outcome to this case is reasonably possible, and the Company can estimate its potential exposure to be less than approximately $3.4 million, it is not probable. In addition, as noted above, any payments are expected to be covered by existing insurance and, as a result, the Company does not expect that the settlement will involve any payment by the Company. As a result, the Company has not accrued for any settlements in connection with this litigation as of March 31, 2007.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, there are no pending claims for which the outcome is expected to result in a material adverse effect in the financial position, results of operations or cash flows of the Company.

Other Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of March 31, 2007, the Company was contractually committed for $131,534,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers and make them available to customers for installation, as well as for the San Jose Property Acquisition. In addition, the Company has numerous other, non-capital purchase commitments in place as of March 31, 2007, such as commitments to purchase power in select locations, primarily in the U.S. and Singapore, through 2007 and thereafter, and other open purchase orders for goods or services to be delivered or provided during 2007. Such other miscellaneous purchase commitments totaled $39,038,000 as of March 31, 2007.

13. Other Comprehensive Income and Loss

The components of other comprehensive income and loss are as follows (in thousands) (unaudited):

	Three months ended March 31,
	2007	2006
Net loss	$(4,456)	$(5,070)
Unrealized gain (loss) on available for sale securities	93	(32)
Foreign currency translation gain	422	854

Comprehensive loss	$(3,941)	$(4,248)

There were no significant tax effects on comprehensive loss for the three months ended March 31, 2007 and 2006.

14. Segment Information

The Company and its subsidiaries are principally engaged in a single segment: the design, build-out and operation of network neutral IBX centers. All revenues result from the operation of these IBX centers. The Company’s chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying condensed consolidated financial statements.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

While the Company operates in a single segment, the Company provides the following geographic statement of operations disclosures as follows (in thousands) (unaudited):

	Three months ended March 31,
	2007	2006
Total revenues:
United States	$72,526	$55,840
Asia-Pacific	12,583	9,029

	$85,109	$64,869

Cost of revenues:
United States	$45,557	$37,948
Asia-Pacific	7,208	5,397

	$52,765	$43,345

Income (loss) from operations:
United States	$368	$(2,247)
Asia-Pacific	438	(557)

	$806	$(2,804)

The Company’s long-lived assets are located in the following geographic areas (in thousands):

	March 31, 2007	December 31, 2006
	(unaudited)
United States	$600,887	$553,619
Asia-Pacific	54,037	51,952

	$654,924	$605,571

The Company’s goodwill totaling $17,109,000 and $16,919,000 as of March 31, 2007 and December 31, 2006, respectively, is part of the Company’s Singapore reporting unit, which is reported within the Asia-Pacific geographic area.

Revenue information on a services basis is as follows (in thousands) (unaudited):

	Three months ended March 31,
	2007	2006
Colocation	$59,759	$45,569
Interconnection	16,720	11,804
Managed infrastructure	4,099	3,933
Rental	308	446

Recurring revenues	80,886	61,752
Non-recurring revenues	4,223	3,117

	$85,109	$64,869

No single customer accounted for 10% of the Company’s revenues for the three months ended March 31, 2007. Revenue from one customer accounted for 10% of the Company’s revenues for the three months ended March 31, 2006. No other single customer accounted for more than 10% of the Company’s revenues for the three months ended March 31, 2006. No accounts receivables accounted for 10% of the Company’s gross accounts receivable as of March 31, 2007. Accounts receivable from the customer mentioned above accounted for 11% of the Company’s gross accounts receivable as of March 31, 2006. No other single customer accounted for more than 10% of the Company’s gross accounts receivable as of March 31, 2006.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

A summary of the movement in the 2004 accrued restructuring charge from December 31, 2006 to March 31, 2007 is outlined as follows (in thousands) (unaudited):

	Accrued restructuring charge as of December 31, 2006	Accretion expense	Cash payments	Accrued restructuring charge as of March 31, 2007
Estimated lease exit costs	$13,857	$210	$(699)	$13,368

	13,857	$210	$(699)	13,368

Less current portion	(3,096)			(3,310)

	$10,761			$10,058

As the Company currently has no plans to enter into lump sum lease terminations with either of the landlords associated with these two excess space leases, the Company has reflected its accrued restructuring liability as both current and non-current on the accompanying condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006. The Company is contractually committed to these two excess space leases through 2015.

2005 Restructuring Charges

In October 2005, in light of the availability of fully or partially built-out data centers in the Silicon Valley, including the possibility of expansion among some of the four IBX centers the Company currently has in the Silicon Valley, the Company made the decision that retaining the approximately 40 acre San Jose Ground Lease for future expansion was no longer economical. In conjunction with this decision, the Company entered into an agreement with the landlord of this property for the early termination of the San Jose Ground Lease property whereby the Company would pay $40,000,000 over the next four years plus property taxes, which commenced on January 1, 2006, to terminate this lease, which would otherwise require significantly higher cumulative lease payments through 2020 (the “San Jose Ground Lease Termination”). As a result of the San Jose Ground Lease Termination, the Company recorded a

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$33,814,000 restructuring charge in the fourth quarter of 2005, which represents the present value of the Company’s estimated future cash payments to exit this property, as well as the write-off of all remaining property and equipment attributed to the development of this property.

The Company estimated the future cash payments required to exit the San Jose Ground Lease, net of any estimated subrental income and expense, through the remainder of these lease terms and then calculated the present value of such future cash flows in order to determine the appropriate restructuring charge to record. The Company’s right to occupy of this property terminates on December 31, 2007 and can be terminated at any time prior to December 31, 2007 upon the landlord providing the Company at least ten days prior written notice; however, even if the landlord early terminates, the Company is still required to pay the full $40,000,000 of payments due. The Company records accretion expense to accrete its accrued restructuring liability up to an amount equal to the total estimated future cash payments necessary to complete the exit of the San Jose Ground Lease.

A summary of the movement in the 2005 accrued restructuring charge from December 31, 2006 to March 31, 2007 is outlined as follows (in thousands) (unaudited):

	Accrued restructuring charge as of December 31, 2006	Accretion expense	Cash payments	Accrued restructuring charge as of March 31, 2007
Estimated lease exit costs	$27,715	$481	$(2,844)	$25,352

	27,715	$481	$(2,844)	25,352

Less current portion	(10,373)			(10,393)

	$17,342			$14,959

16. Recent Accounting Pronouncements

In June 2006, the FASB approved EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenue and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The Company has always reported taxes collected from customers on a net presentation basis; therefore, the adoption of EITF No. 06-03 has not had any effect on the Company’s financial position, results of operations and cash flows.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

beginning of a fiscal year that begins after November 15, 2007. The Company is currently in the process of evaluating the impact that the adoption of SFAS No. 159 will have on its financial position, results of operations and cash flows.

17. Subsequent Events

In April 2007, the Company received additional advances totaling $19,753,000, bringing the cumulative Loan Payable to date to $44,360,000 with a blended interest rate of 8.125% per annum (see Note 10). As a result, the remaining amount available to borrow from the Chicago IBX Financing totals $65,640,000.

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

Overview

Equinix provides network neutral colocation, interconnection and managed services to enterprises, content companies, systems integrators and the world’s largest network providers. Through our IBX centers in 10 markets in the U.S. and Asia-Pacific, customers can directly interconnect with each other for critical traffic exchange requirements. As of March 31, 2007, we operate IBX centers in the Chicago, Dallas, Los Angeles, New York, Silicon Valley and Washington, D.C. metro areas in the United States and Hong Kong, Singapore, Sydney and Tokyo in the Asia-Pacific region.

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

Our customer count increased to 1,335 as of March 31, 2007 versus 1,164 as of March 31, 2006, an increase of 15%. Our utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Our utilization rate was 57% for both March 31, 2007 and 2006; however, excluding the impact of our recent IBX center openings in the Chicago, Los Angeles, Silicon Valley and

Washington, D.C. metro areas, our utilization rate would have been 62% as of March 31, 2007. Although we have substantial capacity for growth, our utilization rates vary from market to market among our IBX centers in the 10 markets across the U.S. and Asia-Pacific. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. Once capacity becomes limited, we will perform demand studies to determine if future expansion is warranted. In addition, power and cooling requirements for some customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of draw our customers take from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX centers to support power and cooling needs twice that of previous IBX centers. We could face power limitations in our centers even though we may have additional physical capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows. As a result of these power limitations in our existing IBX centers, the maximum utilization rate that we expect to achieve for most IBX centers until we consider an IBX center full or sold-out is approximately 75-80% depending on the building configurations. Due to these power limitations, commencing with the first quarter of 2007, we began to track the utilization of our centers on a net sellable cabinet capacity basis. Therefore, our utilization rate as of March 31, 2007 on a net sellable cabinet capacity basis was 73% versus the 57% noted above under our previous utilization rate methodology, which does not factor in these power limitations.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service offerings, such as our 2005 expansions in the Silicon Valley, Chicago and Los Angeles metro area markets, our 2006 expansions in the Washington, D.C., Chicago, New York and Tokyo, Japan metro area markets, which are expected to open in 2007 (see “Recent Developments” below), and our 2007 San Jose property acquisition and expansions in the Singapore and Washington, D.C. metro area markets. However, we will continue to be very selective with any similar opportunity. As was the case with these recent expansions in the Washington, D.C., Silicon Valley, Chicago, Los Angeles, Tokyo and Singapore area markets, our expansion criteria will be dependent on demand from new and existing customers, quality of the design, power capacity, access to networks, capacity availability in current market location, amount of incremental investment required by us in the targeted property, lead-time to break-even and in-place customers. Like our recent expansions, the right combination of these factors may be attractive to us. Dependent on the particular deal, these acquisitions may require upfront cash payments and additional capital expenditures or may be funded through long-term financing arrangements in order to bring these centers up to Equinix standards. Property expansion may be in the form of a purchase of real property or long-term leasing arrangements. Future purchases or construction may be completed by us or with partners or potential customers to minimize the outlay of cash, which can be significant.

Our business is based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure services. We consider these services recurring as our customers are billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues are a significant component of our total revenues comprising greater than 90% of our total revenues. Historically, approximately half of our then existing customers order new services in any given quarter representing greater than half of the new orders received in each quarter.

Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services that we perform. These services are considered to be non-recurring as they are billed typically once and only upon completion of the installation or professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. As a percent of total revenues, we expect non-recurring revenues to represent less than 10% of total revenues for the foreseeable future. Other non-recurring revenues are comprised primarily of customer settlements, which represent fees paid to us by customers who wish to terminate their contracts with us prior to their expiration.

The largest cost components of our cost of revenues are depreciation, rental payments related to our leased IBX centers, utility costs including electricity and bandwidth, IBX employees’ salaries and benefits, including stock-based compensation, supplies and equipment and security services. A substantial majority of our cost of revenues is fixed in nature and should not vary significantly from period to period. However, there are certain costs, which are considered more variable in nature, including utilities and supplies that are directly related to growth of services in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will increase in the future on per unit or fixed basis in addition to on a customer growth or variable basis. In addition, the cost of electricity is generally higher in the summer months as compared to other times of the year.

Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, including stock-based compensation, sales commissions, marketing programs, public relations, promotional materials and travel.

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, accounting, legal and other professional service fees, other general corporate expenses such as our corporate headquarter office lease and some depreciation expense.

Recent Developments

In January 2007, we entered into a conditional purchase agreement to purchase the building and property where our original Silicon Valley IBX center is located for $65.0 million, which is expected to close no later than November 2007 following an initial $6.5 million cash deposit paid in January 2007.

In February 2007, one of our wholly-owned subsidiaries obtained a loan of up to $110.0 million to finance up to 60% of the development and construction costs of our Chicago metro area IBX expansion project. We refer to this transaction as the Chicago IBX financing. We periodically receive advances of funds in conjunction with costs incurred for the construction of our Chicago metro area IBX expansion project, which we refer to as our loan payable. As of March 31, 2007, we had received advances totaling $24.6 million. Up to $85.4 million remains available for borrowing from the Chicago IBX financing and is expected to be borrowed periodically during the remaining construction period of the Chicago metro area IBX expansion project until completion by the end of 2007. The loan payable has a maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. The loan payable bears interest at a floating rate (one, three or six month LIBOR plus 2.75%) with interest payable monthly, which commenced March 1, 2007. In April 2007, we received additional advances totaling $19.8 million, bringing the cumulative loan payable to date to $44.4 million with a blended interest rate of 8.125% per annum.

In March 2007, we entered into long-term leases for new space in the same building in which our existing Singapore IBX center is located. Minimum payments under these leases, which qualify as operating leases, total 3.7 million Singapore dollars (approximately $2.4 million as translated using effective exchange rates at March 31, 2007) in cumulative lease payments with monthly payments commencing in the third quarter of 2007. We intend to invest approximately $12.0 million to build out this new space. We refer to this transaction as the Singapore IBX expansion project.

In March 2007, we extended an offer of employment to Stephen M. Smith to serve as our Chief Executive Officer and President. Mr. Smith commenced his employment with us on April 2, 2007. Prior to joining us, Mr. Smith, age 50, served as senior vice president at HP Services, an operating segment of Hewlett-Packard Co., from January 2005 to October 2006. Prior to joining Hewlett-Packard Co., Mr. Smith served as vice president of global professional and managed services at Lucent Technologies Inc. from September 2003 to January 2005. From October 1987 to September 2003, he spent 17 years with Electronic Data Systems Corporation in a variety of positions, including chief sales officer, president of EDS Asia-Pacific, and president of EDS Western Region. Mr. Smith earned a Bachelor of Science degree in engineering from the U.S. Military Academy at West Point.

In March 2007, we entered into agreements with certain holders of our 2.50% convertible subordinated debentures due February 15, 2024, pursuant to which we agreed to exchange an aggregate of 1.4 million newly issued shares of our common stock for such holders’ $54.0 million of $86.3 million principal amount of the convertible subordinated debentures. The number of shares of common stock issued equaled the amount issuable upon conversion of the convertible subordinated debentures in accordance with their original terms. In addition, each holder received cash consideration equal to accrued and unpaid interest through the redemption date totaling $110,000, as well as the present value of future interest due through February 15, 2009 and an incremental fee, totaling $3.4 million, which was recorded as loss on conversion of debt during the three months ended March 31, 2007.

In March 2007, we announced our intention to build out a new IBX center within the Ashburn campus, which will be the fifth IBX center in the Washington, D.C. metro area, in order to further expand our existing Washington, D.C metro area IBX center. We refer to this project as the Washington, D.C. metro area IBX expansion project. We plan to spend approximately $70.0 million for the Washington, D.C. metro area IBX expansion project.

In March 2007, we issued $250.0 million in aggregate principal amount of 2.50% convertible subordinated notes due 2012. The initial conversion rate is 8.9259 shares of common stock per $1,000 principal amount of convertible subordinated notes, subject to adjustment. This represents an initial conversion price of approximately $112.03 per share of common stock or 2.2 million shares of our common stock. Upon conversion, holders will receive, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. We have used or intend to use the net proceeds from this offering for general corporate purposes, including the funding of our expansion activities and working capital requirements. We refer to this transaction as the convertible subordinated notes offering.

Critical Accounting Policies and Estimates

Equinix’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for Equinix include revenue recognition and allowance for doubtful accounts, accounting for income taxes, estimated and contingent liabilities, accounting for property and equipment, impairment of long-lived assets, accounting for asset retirement obligations, accounting for leases and IBX acquisitions, accounting for restructuring charges and accounting for stock-based compensation, which are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in our 2006 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2007 and 2006

Revenues.  Our revenues for the three months ended March 31, 2007 and 2006 were split between the following revenue classifications (dollars in thousands):

	Three months ended March 31,
	2007	%	2006	%
Recurring revenues	$80,886	95%	$61,752	95%

Non-recurring revenues:
Installation and professional services	4,223	5%	3,100	5%
Other	—	0%	17	0%

	4,223	5%	3,117	5%

Total revenues	$85,109	100%	$64,869	100%

Our revenues for the three months ended March 31, 2007 and 2006 were geographically comprised of the following (dollars in thousands):

	Three months ended March 31,
	2007	%	2006	%
U.S. revenues	$72,526	85%	$55,840	86%
Asia-Pacific revenues	12,583	15%	9,029	14%

Total revenues	$85,109	100%	$64,869	100%

We recognized revenues of $85.1 million for the three months ended March 31, 2007 as compared to revenues of $64.9 million for the three months ended March 31, 2006, a 31% increase. We analyze our business geographically between the U.S. and Asia-Pacific as further discussed below.

U.S. Revenues.  We recognized U.S. revenues of $72.5 million for the three months ended March 31, 2007 as compared to $55.9 million for the three months ended March 31, 2006. U.S. revenues consisted of recurring revenues of $69.2 million and $53.3 million, respectively, for the three months ended March 31, 2007 and 2006, a 30% increase. U.S. recurring revenues consist primarily of colocation and interconnection services plus a nominal amount of managed infrastructure services and rental income. The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers acquired during the period as reflected in the growth in our customer count and utilization rate as discussed above both in our new and existing IBX centers. Most notably, we recorded $7.3 million of revenues during the three months ended March 31, 2007 from our newly opened IBX centers in the Chicago, Los Angeles, Silicon Valley and Washington, D.C. metro areas. In addition, we rolled out selective price increases in each of our IBX markets. Total increase in revenues as a result of selective price increases for three months ended March 31, 2007 over the same period last year was approximately $761,000. We expect our U.S. recurring revenues, particularly colocation and interconnection services, to continue to remain our most significant source of revenue for the foreseeable future.

In addition, U.S. revenues consisted of non-recurring revenues of $3.3 million and $2.6 million, respectively, for the three months ended March 31, 2007 and 2006. U.S. non-recurring revenues, consisting of the recognized portion of deferred installation and professional services, increased 27% period over period, primarily due to strong existing and new customer growth during the year.

Asia-Pacific Revenues.  We recognized Asia-Pacific revenues of $12.6 million for the three months ended March 31, 2007 as compared to $9.0 million for the three months ended March 31, 2006, a 39% increase. Asia-Pacific revenues consisted of recurring revenues of $11.6 million and $8.5 million, respectively, for the three months ended March 31, 2007 and 2006, consisting primarily of colocation and managed infrastructure services. Our Asia-Pacific colocation revenues are similar to the revenues that we generate from our U.S. IBX centers; however, our Singapore IBX center has additional managed infrastructure service revenue, such as mail service and managed platform solutions, which we do not currently offer in any other IBX center location. In addition, Asia-Pacific revenues consisted of non-recurring revenues of $940,000 and $534,000, respectively, for the three months ended March 31, 2007 and 2006. Asia-Pacific revenues are generated from Hong Kong, Singapore, Sydney and Tokyo, with Singapore representing approximately 35% and 40%, respectively, of the regional revenues for the three months ended March 31, 2007 and 2006. The overall growth in our Asia-Pacific revenues is primarily the result of an increase in the customer base in this region during the past year, particularly in Hong Kong, Sydney and Tokyo. In addition, during the three months ended March 31, 2007, we recorded $312,000 of revenues from our new IBX center in Tokyo, which we acquired in December 2006. We expect our Asia-Pacific revenues to continue to grow.

Cost of Revenues.  Cost of revenues were $52.8 million for the three months ended March 31, 2007 as compared to $43.3 million for the three months ended March 31, 2006, a 22% increase.

U.S. Cost of Revenues.  U.S. cost of revenues were $45.6 million for the three months ended March 31, 2007 as compared to $37.9 million for the three months ended March 31, 2006. U.S. cost of revenues for the three months ended March 31, 2007 included (i) $17.3 million of depreciation and amortization expense, (ii) $832,000 of accretion expense for our asset retirement obligations and restructuring charges for certain leasehold interests recorded in 2004 and 2005 as we accrete the related liabilities to the total estimated future cash payments needed and (iii) $945,000 of stock-based compensation expense. U.S. cost of revenues for the three months ended March 31, 2006 included (i) $15.4 million of depreciation and amortization expense, (ii) $969,000 of accretion expense and (iii) $631,000 of stock-based compensation expense. Our U.S. cost of revenues for the three months ended March 31, 2007 also included $3.9 million of incremental cash operating costs not incurred in the prior year associated with the recently opened IBX centers in Silicon Valley, Chicago, Los Angeles and Washington, D.C. metro areas, and the IBX centers under construction in the Chicago, New York and Washington, D.C. metro areas. Excluding depreciation and amortization expense, accretion expense, stock-based compensation expense and the incremental cash costs associated with operating our new IBX centers, U.S. cost of revenues increased period over period to $21.0 million for the three months ended March 31, 2007 from $19.4 million for the three months ended March 31, 2006, a 9% increase. This increase is primarily the result of increasing utility costs in line with increasing customer installations and revenues attributed to customer growth. We continue to anticipate that our cost of revenues will increase in the foreseeable future to the extent that the occupancy levels in our U.S. IBX centers increase and as newly-opened IBX centers in the Silicon Valley, Chicago, Los Angeles and Washington, D.C. metro areas commence operations more fully in 2007.

Asia-Pacific Cost of Revenues.  Asia-Pacific cost of revenues were $7.2 million for the three months ended March 31, 2007 as compared to $5.4 million for the three months ended March 31, 2006. Asia-Pacific cost of revenues for the three months ended March 31, 2007 included (i) $1.6 million of depreciation and amortization expense and (ii) $192,000 of stock-based compensation expense. Asia-Pacific cost of revenues for the three months ended March 31, 2006 included (i) $949,000 of depreciation and amortization expense and (ii) $127,000 of stock-based compensation expense. Our Asia-Pacific cost of revenues for the three months ended March 31, 2007 also included $618,000 of incremental cash operating costs not incurred in the prior year associated with our new IBX center in Tokyo. Excluding depreciation and amortization expense, stock-based compensation expense and the incremental cash costs associated with operating our new Tokyo IBX center, Asia-Pacific cost of revenues increased period over period to $4.8 million for the three months ended March 31, 2007 from $4.3 million for the three months ended March 31, 2006, an 11% increase. This increase is primarily the result of increase in repair and maintenance, and increasing utility and bandwidth costs in line with increasing customer installations and revenues attributed to customer growth. Our Asia-Pacific cost of revenues is generated in Hong Kong, Singapore, Sydney and Tokyo. There are several managed infrastructure service revenue streams unique to our Singapore IBX center, such as mail service and managed platform solutions, that are more labor intensive than our service offerings in the United States. We anticipate that our Asia-Pacific cost of revenues will increase in the foreseeable future in connection with overall revenue growth and our expansions in the Tokyo and Singapore metro areas.

Sales and Marketing.  Sales and marketing expenses increased to $8.7 million for the three months ended March 31, 2007 from $7.2 million for the three months ended March 31, 2006.

U.S. Sales and Marketing Expenses.  U.S. sales and marketing expenses increased to $7.1 million for the three months ended March 31, 2007 from $6.3 million for the three months ended March 31, 2006. Included in U.S. sales and marketing expenses for the three months ended March 31, 2007 was $2.2 million of stock-based compensation expense. Included in U.S. sales and marketing expenses for the three months ended March 31, 2006 was $1.7 million of stock-based compensation expense. Excluding stock-based compensation expense, U.S. sales and marketing expenses increased to $4.9 million for the three months ended March 31, 2007 as compared to $4.5 million for the three months ended March 31, 2006, an 8% increase. This increase is primarily attributable to increased sales compensation as a result of revenue growth. Going forward, we expect to see U.S. sales and marketing spending to increase nominally in absolute dollars as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses.  Asia-Pacific sales and marketing expenses increased to $1.6 million for the three months ended March 31, 2007 as compared to $947,000 for the three months ended March 31, 2006. Included in Asia-Pacific sales and marketing expenses for the three months ended March 31, 2007 was $257,000 of stock-based compensation expense. Included in Asia-Pacific sales and marketing expenses for the three months ended March 31, 2006 was $150,000 of stock-based compensation expense. Excluding stock-based compensation expense, Asia-Pacific sales and marketing expenses were $1.3 million for the three months ended March 31, 2007 versus $797,000 for the three months ended March 31, 2006, a 66% increase. This increase was primarily due to general salary increases and sales compensation of approximately $354,000 over the prior period. Our Asia-Pacific sales and marketing expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. We expect that our Asia-Pacific sales and marketing expenses will experience some growth in the foreseeable future as we continue to grow our business.

General and Administrative.  General and administrative expenses increased to $22.9 million for the three months ended March 31, 2007 from $17.1 million for the three months ended March 31, 2006.

U.S. General and Administrative Expenses.  U.S. general and administrative expenses increased to $19.5 million for the three months ended March 31, 2007 as compared to $13.9 million for the three months ended March 31, 2006. Included in U.S. general and administrative expenses for the three months ended March 31, 2007 were $6.0 million of stock-based compensation expense and $1.3 million of depreciation expense. Included in U.S. general and administrative expenses for the three months ended March 31, 2006 were $4.6 million of stock-based compensation expense and $485,000 of depreciation expense. Excluding stock-based compensation expense and depreciation expense, U.S. general and administrative expenses increased to $12.2 million for the three months ended March 31, 2007, as compared to $8.8 million for the three months ended March 31, 2006, a 38% increase. This increase is primarily due to approximately $1.3 million of higher compensation costs, including general salary increases, benefits and headcount growth (187 U.S. general and administrative employees as of March 31, 2007 versus 173 as of March 31, 2006) and an increase in professional fees of approximately $1.4 million due primarily to an increase in various consulting projects in connection with our growth strategies. Going forward, we expect U.S. general and administrative spending to increase as we continue to scale our operations to support our growth.

Asia-Pacific General and Administrative Expenses.  Asia-Pacific general and administrative expenses increased to $3.4 million for the three months ended March 31, 2007 as compared to $3.2 million for the three months ended March 31, 2006. Included in Asia-Pacific general and administrative expenses for the three months ended March 31, 2007 was $899,000 of stock-based compensation expense. Included in Asia-Pacific general and administrative expenses for the three months ended March 31, 2006 was $538,000 of stock-based compensation expense. Excluding stock-based compensation expense, Asia-Pacific general and administrative expenses decreased to $2.4 million for the three months ended March 31, 2007, as compared to $2.6 million for the three months ended March 31, 2006, a 9% decrease. This decrease was primarily due to some severance-related costs that we incurred in the first quarter of 2006. Our Asia-Pacific general and administrative expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. Our Asia-Pacific headquarter office is located in Singapore. We expect that our Asia-Pacific general and administrative expenses will experience some moderate growth in the foreseeable future.

Interest Income.  Interest income increased to $1.9 million from $1.6 million for the three months ended March 31, 2007 and 2006, respectively. Interest income increased due to higher yields on cash and cash equivalents held in interest-bearing accounts. The average yield for the three months ended March 31, 2007 was 5.25% versus 4.15% for the three months ended March 31, 2006. We expect our interest income to increase for the foreseeable future due to our higher cash balances primarily as a result of the convertible subordinated notes offering.

Interest Expense.  Interest expense decreased to $3.5 million from $3.9 million for the three months ended March 31, 2007 and 2006, respectively. Although we now have higher debt balances, we are also capitalizing more interest in connection with various construction projects related to our IBX expansion efforts. During the three months ended March 31, 2007 and 2006, we capitalized $1.5 million and $263,000, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we obtain additional financing to fund out expansion efforts, such as the convertible subordinated notes offering and the Chicago IBX financing.

Loss on Conversion of Debt.  During the three months ended March 31, 2007, we retired $54.0 million of our convertible subordinated debentures in exchange for approximately 1.4 million newly issued shares of our common stock and a $3.4 million cash inducement fee. As a result, we recognized a loss on debt conversion totaling $3.4 million in accordance with FASB No. 84, “Induced Conversions of Convertible Debt,” due to the inducement fee.

Income Taxes.  For the three months ended March 31, 2007 and 2006, we recorded $354,000 and $385,000, respectively, of income tax expense. The tax provision recorded in the three months ended March 31, 2007 is primarily attributable to our foreign operations. The tax provision recorded in the three months ended March 31, 2006 is primarily attributable to federal alternative minimum tax. A full valuation allowance is recorded against our net deferred tax assets in all jurisdictions other than Singapore as management cannot conclude, based on available objective evidence including recurring historical losses, that it is more likely than not that the net value of our deferred tax assets will be realized. We have not incurred any significant income tax expense since inception and we do not expect to incur any significant income tax expense during 2007 other than foreign income and alternative minimum tax.

Cumulative Effect of a Change in Accounting Principle.  As a result of our adoption of SFAS No. 123(R), “Share-Based Payment,” during the three months ended March 31, 2006, we recorded a reduction of expense totaling $376,000, which is reflected as a cumulative effect of a change in accounting principle on our statement of operations for this period. This amount reflects the application of an estimated forfeiture rate to partially vested employee equity awards as of January 1, 2006 that we accounted for under APB 25, which was primarily for restricted stock awards to our executive officers that were granted during the first quarter of 2005. During the three months ended March 31, 2007, no cumulative effect of a change in accounting principle was recorded in our statement of operations.

Liquidity and Capital Resources

As of March 31, 2007, our total indebtedness was comprised of (i) convertible debt totaling $282.3 million from our convertible subordinated debentures and our convertible subordinated notes as outlined below and (ii) non-convertible debt and financing obligations totaling $217.2 million from our Washington D.C. metro area IBX capital lease, San Jose IBX equipment and fiber financing, Chicago IBX equipment financing, Los Angeles IBX financing, Ashburn campus mortgage payable and Chicago IBX financing.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities and anticipated cash from financings, to meet our operating requirements for at least the next 12 months. As of March 31, 2007, we had $392.4 million of cash, cash equivalents and short-term and long-term investments. As of March 31, 2007, we had $85.4 million of additional liquidity available to us under the Chicago IBX financing for the Chicago metro area IBX expansion project. In addition, as of March 31, 2007, we had $58.6 million of additional liquidity available to us under the $75.0 million Silicon Valley Bank revolving credit line in the event we need additional cash to fund expansion activities, fund working capital requirements or pursue attractive strategic opportunities that may become available in the future. In addition, from time to time we assess external financing opportunities, both debt and equity, as alternative sources for financing such activities and opportunities. While we expect that our cash flow from operations will continue to increase, we expect our cash flow used in investing activities, primarily as a result of our expected purchases of property and equipment to complete our announced expansion projects, will also increase and we expect them to be greater than our cash flows generated from operating activities. Given our limited operating history, additional potential expansion opportunities that we may decide to pursue and other business risks that may cause our operating results to fluctuate, we may not achieve our desired levels of profitability or cash requirements in the future. For further information, refer to “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q below.

Sources and Uses of Cash

Net cash provided by our operating activities was $19.9 million and $12.8 million for the three months ended March 31, 2007 and 2006, respectively. This increase was primarily due to improved operating results; however, these improved operating results were mostly offset by additional working capital. While our restructuring charge payments have had an impact on our ability to grow our cash from operating activities, we expect that we will continue to generate cash from our operating activities throughout the remainder of 2007 and beyond.

Net cash used in our investing activities was $48.1 million and $35.6 million for the three months ended March 31, 2007 and 2006, respectively. Net cash used in investing activities for the three months ended March 31, 2007 was primarily the result of the capital expenditures required to bring our recently announced and current IBX expansion projects to Equinix standards, and to support our growing customer base, as well as the deposit for the conditional purchase of our San Jose IBX property in January 2007 of $6.5 million, partially offset by net maturities of our short-term and long-term investments. Net cash used in investing activities during the three months ended March 31, 2006 was primarily the result of the capital expenditures required to bring our recently acquired IBX centers in the Silicon Valley, Chicago and Los Angeles metro areas to Equinix standards, the Washington, D.C. metro area IBX expansion project and to support our growing customer base, as well as the net of purchases of our short-term and long-term investments. For the remainder of 2007 and beyond, we anticipate that our cash used in investing activities, excluding the purchases, sales and maturities of short-term and long-term investments, will primarily be for our capital expenditures, which we expect to be substantial, as well as additional purchases of real estate that we may undertake in the future, including the remaining $58.5 million owed upon closing the conditional purchase of our San Jose IBX property later this year.

Net cash provided by financing activities was $273.3 million for the three months ended March 31, 2007. Net cash used in our financing activities was $15.5 million for the three months ended March 31, 2006. Net cash provided by financing activities for the three months ended March 31, 2007, was primarily the result of $250.0 million in gross proceeds form our convertible subordinated notes offering, $24.6 million in gross proceeds from our loan payable in connection with the Chicago IBX financing and proceeds from our various employee stock plans, partially offset by debt issuance costs and principal payments for our capital leases and other financing obligations and Ashburn campus mortgage payable. Net cash used in our financing activities for the three months ended March 31, 2006, was primarily due to the repayment of the $30.0 million outstanding borrowing from the $50.0 million Silicon Valley bank revolving credit line and principal payments for our capital lease and other financing obligations and Ashburn campus mortgage payable.

Debt Obligations – Convertible Debt

Convertible Subordinated Debentures.  During February 2004, we sold $86.3 million in aggregate principal amount of 2.5% convertible subordinated debentures due 2024, convertible into 2.2 million shares of our common stock, to qualified institutional buyers. The interest on the convertible subordinated debentures is payable semi-annually every February and August, which commenced August 2004, and is payable in cash.

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

In March 2007, we entered into agreements with certain holders of our 2.50% convertible subordinated debentures due February 15, 2024, pursuant to which we agreed to exchange an aggregate of 1.4 million newly issued shares of our common stock for such holders’ $54.0 million of $86.3 million principal amount of the convertible subordinated debentures. The number of shares of common stock issued equals the amount issuable upon conversion of the convertible subordinated debentures in accordance with their original terms. In addition, each holder received cash consideration equal to accrued and unpaid interest through the redemption date totaling $110,000, as well as the present value of future interest due through February 15, 2009 and an incremental fee, totaling $3.4 million as an inducement fee.

As of March 31, 2007, a total of $32.3 million convertible subordinated debentures remained outstanding and were convertible into 816,458 shares of our common stock.

Convertible Subordinated Notes.  In March 2007, we issued $250.0 million in aggregate principal amount of 2.50% convertible subordinated notes due 2012. The initial conversion rate is 8.9259 shares of common stock per $1,000 principal amount of convertible subordinated notes, subject to adjustment. This represents an initial conversion price of approximately $112.03 per share of common stock or 2.2 million shares of our common stock. Upon conversion, holders will receive, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. We have used or intend to use the net proceeds from this offering for general corporate purposes, including the funding of our expansion activities and working capital requirements.

Holders of the convertible subordinated notes may convert their notes upon certain defined circumstances, including during any fiscal quarter (and only during that fiscal quarter) ending after June 30, 2007, if the sale price of our common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than 130% of the conversion price per share of common stock on such last trading day, presently $145.64 per share. In addition, holders of the convertible subordinated notes may convert their individual notes at any time on or after March 15, 2012 regardless of the satisfaction of any conditions.

We may redeem all or a portion of the convertible subordinated notes at any time after April 16, 2010 for cash but only if the closing sale price of our common stock for at least 20 of the 30 consecutive trading days immediately prior to the day we give notice of redemption is greater than 130% of the applicable conversion price per share of common stock on the date of the notice, presently $145.64 per share. The redemption price will equal 100% of the principal amount of the convertible subordinated notes, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Upon conversion, due to the conversion formulas associated with the convertible subordinated notes, if our stock is trading at levels exceeding 130% of the conversion price per share of common stock, and if we elect to pay any portion of the consideration in cash, additional consideration beyond the $250.0 million of gross proceeds received would be required. However, in no event would the total number of shares issuable upon conversion of the convertible subordinated notes exceed 11.6036 per $1,000 principal amount of convertible subordinated notes, subject to anti-dilution adjustments, or the equivalent of $86.18 per share of common stock or a total of 2.9 million shares of our common stock.

Debt Obligations – Non-Convertible Debt

Chicago IBX financing.  In February 2007, our wholly-owned subsidiary obtained a loan of up to $110.0 million to finance up to 60% of the development and construction costs of the Chicago metro area IBX expansion project, which we refer to as the Chicago IBX financing. Funds are advanced at up to 60% of project costs incurred. As of March 31, 2007, we had received advances representing a loan payable totaling $24.6 million. Up to $85.4 million remains available for borrowing from the Chicago IBX financing and is expected to be borrowed periodically during the remaining construction period of the Chicago Metro Area IBX Expansion Project until completion by the end of 2007. The loan payable has a maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. The loan payable bears interest at a floating rate (one, three or six month LIBOR plus 2.75%) with interest payable monthly, which commenced March 1, 2007. As of March 31, 2007, the loan payable had an effective interest rate of 8.125% per annum. The Chicago IBX financing has no specific financial covenants and contains a limited parent company guaranty. In April 2007, we received additional advances totaling $19.8 million, bringing the cumulative loan payable to date to $44.4 million with a blended interest rate of 8.125% per annum.

$75.0 Million Silicon Valley Bank Revolving Credit Line.  In March 2007, we amended certain provisions of the Silicon Valley Bank revolving credit line which related to the modification of certain financial covenants, the addition of a liquidity covenant and the revision of the definition of “Approved Subordinated Debt” in order to allow us to proceed with the convertible subordinated notes offering. The liquidity covenant requires us to maintain total liquidity of at least $75.0 million. The liquidity covenant is defined as the sum of cash, cash equivalents, short term investments, 80% of long term investments and 10% of net accounts receivable. In the event of a default, Silicon Valley Bank has the right to exercise a notice of control to give Silicon Valley Bank the sole right to control, direct or dispose of the assets as it deems necessary to satisfy our obligations under the Silicon Valley Bank Credit Line, if any. As of March 31, 2007, we were in compliance with all financial covenants in connection with the $75.0 million Silicon Valley Bank revolving credit line including the liquidity covenant. Borrowings under the $75.0 million Silicon Valley Bank revolving credit line will continue to bear interest at variable interest rates, plus the applicable margins, which were in effect prior to the amendment, based on either prime rates or LIBOR rates. The $75.0 million Silicon Valley Bank revolving credit line continues to mature on September 15, 2008 and remains secured by substantially all of our domestic personal property assets and certain of our real property leases. As of March 31, 2007, we had a total of $16.4 million of outstanding letters of credit under the letters of credit sublimit of the $75.0 million Silicon Valley Bank revolving credit line reducing the amount of borrowings available to us to $58.6 million. These letters of credit automatically renew in successive one-year periods until the final termination. If the beneficiaries of these letters of credit decide to draw down on these letters of credit, we will be required to fund these letters of credit either through cash collateral or borrowings under the $75.0 million Silicon Valley Bank revolving credit line. As of March 31, 2007, if we had borrowed against the Silicon Valley Bank revolving credit line, our borrowings would have had an effective interest rate of 7.82% per annum.

Debt Maturities, Financings, Leases and Other Contractual Commitments

We lease our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2025. The following represents our debt maturities, financings, leases and other contractual commitments as of March 31, 2007 (in thousands):

	Convertible debt	Mortgage and loan payable	Capital lease and other financing obligations	Operating leases covered under accrued restructuring charges	Operating leases (1)	Other contractual commitments (1)	Total
2007	—	7,623	7,204	10,912	25,022	158,676	209,437
2008	—	10,164	9,860	13,957	33,338	9,246	76,565
2009	32,250	10,164	10,134	14,025	33,112	522	100,207
2010	—	34,771	10,409	4,094	31,810	481	81,565
2011	—	10,164	10,703	4,224	26,888	274	52,253
2012 and thereafter	250,000	143,668	117,652	15,997	139,737	1,373	668,427

	282,250	216,554	165,962	63,209	289,907	170,572	1,188,454
Less amount representing interest	—	(93,548)	(78,283)	—	—	—	(171,831)
Plus amount representing residual property value	—	—	6,555	—	—	—	6,555
Less amount representing estimated subrental income and expense	—	—	—	(18,835)	—	—	(18,835)
Less amount representing accretion	—	—	—	(5,654)	—	—	(5,654)

	$282,250	$123,006	$94,234	$38,720	$289,907	$170,572	$998,689

(1)    Represents off-balance sheet arrangements. Other contractual commitments are described below.

Primarily as a result of our various IBX expansion projects, as of March 31, 2007, we were contractually committed for $131.5 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers prior to making them available to customers for installation, as well as for the San Jose property acquisition. This amount, which is expected to be paid during the remainder of 2007, is reflected in the table above as “other contractual commitments.”

We have other, non-capital purchase commitments in place as of March 31, 2007, such as commitments to purchase power in select locations, primarily in the U.S. and Singapore, through 2007 and thereafter and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during the remainder of 2007. Such other purchase commitments as of March 31, 2007, which total $39.0 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures beyond the $131.5 million contractually committed as of March 31, 2007 in our various IBX expansion projects during the remainder of 2007 and 2008 of approximately $220.0 million to $230.0 million in order to complete the work needed to open these IBX centers. These non-contractual capital expenditures are not reflected in the table above.

As previously discussed above, in connection with six of our IBX operating leases and one utilities contract, we have entered into seven irrevocable letters of credit totaling $16.4 million with Silicon Valley Bank, provided in lieu of cash deposits under the letters of credit sublimit provision of the $75.0 million Silicon Valley Bank revolving credit line. If the beneficiaries of these letters of credit decide to draw down on these letters of credit, we will be required to fund these letters of credit either through cash collateral or borrowings under the Silicon Valley Bank revolving credit line. This contingent commitment is not reflected in the table above.

Recent Accounting Pronouncements

In June 2006, the FASB approved EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenue and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. We have always reported taxes collected from customers on a net presentation basis; therefore, the adoption of EITF No. 06-03 has not had any effect on our financial position, results of operations and cash flows.

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

Interest Rate Risk

Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio. All of our cash equivalents and marketable securities are designated as available-for-sale and are therefore recorded at fair market value on our condensed consolidated balance sheets with the unrealized gains or losses reported as a separate component of other comprehensive income or loss. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of March 31, 2007 our portfolio maturity was relatively short. If current interest rates were to increase or decrease by 10% from their position as of March 31, 2007, the fair market value of our investment portfolio could increase or decrease by approximately $205,000.

An immediate 10% increase or decrease in current interest rates from their position as of March 31, 2007 would furthermore not have a material impact on our debt obligations due to the fixed nature of the majority of our debt obligations. However, the interest expense associated with our $75.0 million revolving credit line, which bears interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR, could be affected. Accordingly, any borrowings from our $75.0 million Silicon Valley Bank revolving credit line are subject to interest rate risk. Assuming $75.0 million was outstanding under the $75.0 million Silicon Valley Bank revolving credit line, for every 100 basis point change in interest rates, our interest expense could increase or decrease by $750,000. The interest expense associated with our Chicago IBX financing, which bears interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR, could also be affected.

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but do not impact our earnings or cash flows. The fair market value of our convertible subordinated debentures and convertible subordinated notes is based on quoted market prices. The estimated fair value of our convertible subordinated debentures at March 31, 2007 was approximately $71.0 million. The estimated fair value of our convertible subordinated notes at March 31, 2007 was approximately $253.6 million.

Foreign Currency Risk

The majority of our recognized revenue is denominated in U.S. dollars, generated mostly from customers in the U.S. However, approximately 15% of our revenues and 14% of our costs are in the Asia-Pacific region, and a large portion of those revenues and costs are denominated in a currency other than the U.S. dollar, primarily the Singapore dollar, Japanese yen and Hong Kong and Australian dollars. As a result, our operating results and cash flows are impacted by currency fluctuations relative to the U.S. dollar. Going forward, we expect that approximately 13-15% of our revenues and costs will continue to be generated and incurred in the Asia-Pacific region in currencies other than the U.S. dollar. In addition, we are currently undergoing expansions of our IBX centers in the Tokyo, Japan and Singapore metro area markets. As a result, we are exposed to risks resulting from fluctuations in foreign currency exchange rates in connection with our international expansions. To the extent we are paying contractors in foreign currencies, our expansions could cost more than anticipated from declines in the U.S dollar relative to foreign currencies.

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

In addition, as we are now building new, “greenfield” IBX centers, we are subject to commodity price risk for building materials related to the construction of these IBX centers, such as steel and copper. In addition, the lead-time to procure certain pieces of equipment is substantial, such as generators. Any delays in procuring the necessary pieces of equipment for the construction of our IBX centers could delay the anticipated openings of these new IBX centers and, as a result, increase the cost of these projects.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On July 30, 2001 and August 8, 2001, putative shareholder class action lawsuits were filed against us, certain of our officers and directors (the “Individual Defendants”), and several investment banks that were underwriters of our initial public offering (the “Underwriter Defendants”). The cases were filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased our stock between August 10, 2000 and December 6, 2000. In addition, similar lawsuits were filed against approximately 300 other issuers and related parties. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 against us and the Individual Defendants. The plaintiffs have since dismissed the Individual Defendants without prejudice. The suits allege that the Underwriter Defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for our initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. On February 19, 2003, the Court dismissed the Section 10(b) claim against us, but denied the motion to dismiss the Section 11 claim. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit vacated the District Court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a petition for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that Plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. Plaintiffs have not yet moved to certify a class in the Equinix case.

In July 2003, a Special Litigation Committee of the Equinix Board of Directors approved a settlement agreement and related agreements which set forth the terms of a settlement between us, the Individual

Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. It is unclear what impact the Second Circuit’s decision vacating class certification in the six focus cases will have on the settlement, which has not yet been finally approved by the District Court, because Equinix’s settlement with the plaintiffs involves the certification of the case as a class action as part of the approval process. The District Court has stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints.

Pursuant to the settlement and related agreements, if the settlement receives final approval by the District Court, it provides for a release of us and the individual defendants and our agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters.

There is no assurance that the court will grant final approval to the issuers’ settlement. As approval by the Court cannot be assured, we are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows. Until the settlement is finalized and approved by the Court, or in the event such settlement is not approved, we and our officers and directors intend to continue to defend the actions vigorously. While an unfavorable outcome to this case is reasonably possible, and we can estimate our potential exposure to be less than approximately $3.4 million, it is not probable. In addition, as noted above, any payments are expected to be covered by existing insurance and, as a result, we do not expect that the settlement will involve any payment by us. As a result, we have not accrued for any settlements in connection with this litigation as of March 31, 2007.

On June 29, 2006 and September 18, 2006, shareholder derivative actions were filed in the Superior Court of the State of California, County of San Mateo, naming Equinix as a nominal defendant and several of Equinix’s current and former officers and directors as individual defendants. These actions were consolidated, and the consolidated complaint was filed in January 2007. The consolidated complaint alleges that the individual defendants breached their fiduciary duties and violated California securities law as a result of purported backdating of stock option grants, insider trading and the preparation and approval of inaccurate financial results. Plaintiffs seek to recover, on behalf of Equinix, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, restitution, and fees and costs. In March 2007, the state court stayed this action in deference to a federal shareholder derivative action filed in the United States District Court for the Northern District of California in October 2006. The federal action named Equinix as a nominal defendant and several current and former officers and directors as individual defendants. This complaint alleged that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of purported backdating of stock options, insider trading and the dissemination of false statements. On April 12, 2007, the federal action was voluntarily dismissed without prejudice pursuant to a joint stipulation entered as an order by the court. The parties to the state court action have informed the state court that the federal action was dismissed. In addition to the pending state court derivative action, we may be subject to additional derivative or other lawsuits that may be presented on an individual or class basis alleging claims based on our stock option granting practices. Similar lawsuits and investigations have been commenced against numerous other companies based on similar allegations.

Responding to, investigating and/or defending against civil litigations and government inquiries regarding our stock option grants and practices will present a substantial cost to us in both cash and the attention of certain management and may have a negative impact on our operations. In addition, in the event of any negative finding or assertion by a court of law or any third-party claim related to our stock option granting practices, we may be liable for damages, fines or other civil or criminal remedies, or be required to restate our prior period financial statements or adjust our current period financial statements. Any such adverse action could have a material adverse effect on our business and current market value.

Item 1A.	Risk Factors

In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business and us:

Risks Related to Our Business

We have incurred substantial losses in the past and may continue to incur additional losses in the future.

Although we have generated cash from operations since the quarter ended September 30, 2003, for the years ended December 31, 2006, 2005 and 2004, we incurred net losses of $6.4 million, $42.6 million and $68.6 million, respectively. Furthermore, for the quarter ended March 31, 2007, we incurred an additional net loss of $4.5 million. Although we believe we are approaching a position of having our net losses decrease to a breakeven level or even possibly producing some nominal level of net income in the foreseeable future, we are also currently investing heavily in our future growth through the build-out of several additional IBX centers and IBX center expansions. As a result, we will incur higher depreciation and other operating expenses that will negatively impact our ability to achieve and sustain profitability unless and until these new IBX centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. Although our goal is to achieve profitability, there can be no guarantee that we will become profitable, and we may continue to incur additional losses. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Problems at one or more of our IBX centers, whether or not within our control, could result in service interruptions or significant equipment damage. For example, in the event of an unusually long period of extreme heat, we may not be able to keep certain of our centers in compliance with our stated cooling objectives or the center’s cooling units could fail under the strain. The extreme temperatures could also lead to our suppliers experiencing electrical power outages or shortages. We have service level commitment obligations to certain of our customers, including our significant customers. As a result, service interruptions or significant equipment damage in our IBX centers could result in difficulty maintaining service level commitments to these customers and potential claims related to such failures. For example, for the year ended December 31, 2005, we recorded $457,000 in service level credits to various customers, primarily associated with two separate power outages that affected our Chicago and Washington, D.C. metro area IBX centers.

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

A portion of our managed services business in Singapore involves the processing and storage of confidential customer information. Inappropriate use of those services could jeopardize the security of customers’ confidential information causing losses of data or financially impacting our customers or us and subjecting us to the risk of lawsuits. Efforts to alleviate problems caused by computer viruses or other inappropriate uses or security breaches may lead to interruptions, delays or cessation of our managed services.

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

We believe that our ability to use our pre-2003 tax net operating losses, or NOLs, in any taxable year is subject to limitation under Section 382 of the United States Internal Revenue Code of 1986, as amended (the “Code”), as a result of the significant change in the ownership of our stock that resulted from our combination with i-STT Pte Ltd and Pihana Pacific, Inc. in 2002, which we call the combination. We expect that a significant portion of our NOLs accrued prior to December 31, 2002 will expire unused as a result of this limitation. In addition to the limitations on NOL carry-forward utilization described above, we believe that Section 382 of the Code will also significantly limit our ability to use the depreciation and amortization on our assets, as well as certain losses on the sale of our assets, to the extent that such depreciation, amortization and losses reflect unrealized depreciation that was inherent in such assets as of the date of the combination. These limitations will cause us to pay taxes at an earlier date and in greater amounts than would occur absent such limitations.

We are exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

Although we received an unqualified opinion regarding the effectiveness of our internal controls over financial reporting as of December 31, 2006, in the course of our ongoing evaluation of our internal controls over financial reporting, we have identified certain areas which we would like to improve and are in the process of evaluating and designing enhanced processes and controls to address these areas identified during our evaluation, none of which we believe constitutes or will constitute a material change. However, we cannot be certain that our efforts will be effective or sufficient for us, or our independent registered public accounting firm, to issue unqualified reports in the future, especially as our business continues to grow and evolve.

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

For the years ended December 31, 2006, 2005 and 2004, we recognized 14%, 13% and 13%, respectively, of our revenues outside North America. For the three months ended March 31, 2007, we recognized 15% of our revenues outside North America. We anticipate that, for the foreseeable future, a significant part of our revenues will be derived from sources outside North America.

To date, the neutrality of our IBX centers and the variety of networks available to our customers has often been a competitive advantage for us. In certain of our acquired IBX centers, in Singapore in particular, the limited number of carriers available reduces that advantage. As a result, we may need to adapt our key revenue-generating services and pricing to be competitive in that market.

We may experience gains and losses resulting from fluctuations in foreign currency exchange rates. To date, the majority of our revenues and costs have been denominated in U.S. dollars; however, the majority of revenues and costs in our international operations have been denominated in Singapore dollars, Japanese yen and Australia and Hong Kong dollars. Although we have in the past and may decide to undertake foreign exchange hedging transactions in the future to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure. Where our prices are denominated in U.S. dollars, our sales could be adversely affected by declines in foreign currencies relative to the U.S. dollar, thereby making our products and services more expensive in local currencies.

We are currently undergoing expansions of our IBX center operations in the Tokyo, Japan and Singapore metro areas. Undertaking and managing these expansions in foreign jurisdictions may present unanticipated challenges to us. In addition, any expansion requires substantial operational and financial resources, and we may not have sufficient customer demand to support the expansion once complete. Unanticipated technological changes could also affect customer requirements for data centers and we may not have built such requirements into our expanded IBX centers. We are also exposed to risks resulting from fluctuations in foreign currency exchange rates in connection with our international expansions. To the extent we are paying contractors in foreign currencies, our expansions could cost more than anticipated from declines in the U.S dollar relative to foreign currencies.

Our international operations are generally subject to a number of additional risks, including:

•	the costs of customizing IBX centers for foreign countries;

•	protectionist laws and business practices favoring local competition;

•	greater difficulty or delay in accounts receivable collection;

•	difficulties in staffing and managing foreign operations;

•	political and economic instability;

•	our ability to obtain, transfer, or maintain licenses required by governmental entities with respect to our business; and

•	compliance with evolving governmental regulation with which we have little experience.

The increased use of high power density equipment may limit our ability to fully utilize our IBX centers.

Customers are increasing their use of high-density electrical power equipment, such as blade servers, in our IBX centers which has significantly increased the demand for power on a per cabinet basis. Because most of our centers were built several years ago, the current demand for electrical power may exceed the designed electrical capacity in these centers. As electrical power, not space, is typically the limiting factor in our IBX data centers, our ability to fully utilize those IBX centers may be limited. The availability of sufficient power may also pose a risk to the successful operation of our new IBX centers. The ability to increase the power capacity of an IBX, should we decide to, is dependent on several factors including, but not limited to, the local utility’s ability to provide additional power; the length of time required to provide such power; and/or whether it is feasible to upgrade the electrical infrastructure of an IBX to deliver additional power to customers. Although we are currently designing and building to a much higher power specification, there is a risk that demand will continue to increase and our IBX centers could become obsolete sooner than expected.

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

In addition, global fluctuations in the price of power can increase the cost of energy, and although contractual price increase clauses may exist in some of our customer agreements, we may not be able to pass these increased costs on to our customers.

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

We may be forced to take steps, and may be prevented from pursuing certain business opportunities, to ensure compliance with certain tax-related covenants agreed to by us in connection with the combination.

We agreed to a covenant in connection with the combination (which we refer to as the FIRPTA covenant) that we would use all commercially reasonable efforts to ensure that at all times from and after the closing of the combination none of our capital stock issued to STT Communications would constitute “United States real property interests” within the meaning of Section 897(c) of the Code. Under Section 897(c) of the Code, our capital stock issued to STT Communications would generally constitute “United States real property interests” at such point in time that the fair market value of the “United States real property interests” owned by us equals or exceeds 50% of the sum of the aggregate fair market values of (a) our “United States real property interests,” (b) our interests in real property located outside the United States, and (c) any other assets held by us which are used or held for use in our trade or business. Currently, the fair market value of our “United States real property interests” is significantly below the 50% threshold. However, in order to assure compliance with the FIRPTA covenant, we may be limited with respect to the business opportunities we may pursue, particularly if the business opportunities would increase the amounts of “United States real property interests” owned by us or decrease the amount of other assets owned by us. In addition, we may take proactive steps to avoid our capital stock being deemed “United States real property interest,” including, but not limited to, (a) a sale-leaseback transaction with respect to some or all of our real property interests, or (b) the formation of a holding company organized under the laws of the Republic of Singapore which would issue shares of its capital stock in exchange for all of our outstanding stock (this reorganization would require the submission of that transaction to our stockholders for their approval and the consummation of that exchange). We will take these actions only if such actions are commercially reasonable for our stockholders and us. We have entered into an agreement with STT Communications and its affiliate pursuant to which we will no longer be bound by the FIRPTA covenant as of September 30, 2009. If we were to breach this covenant, we may be liable for damages to STT Communications.

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

As of March 31, 2007, STT Communications, through its subsidiary, i-STT Investments (Bermuda) Ltd., had voting control over approximately 14% of our outstanding common stock. In addition, STT Communications is not prohibited from buying shares of our stock in public or private transactions. As a result, STT Communications is able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could prevent or delay a third party from acquiring or merging with us.

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

We are subject to various environmental and health and safety laws and regulations, including those relating to the generation, storage, handling and disposal of hazardous substances and wastes. Certain of these laws and regulations also impose joint and several liability, without regard to fault, for investigation and cleanup costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. Our operations involve the use of hazardous substances and materials such as petroleum fuel for emergency generators, as well as batteries, cleaning solutions and other materials. In addition, we lease, own or operate real property at which hazardous substances and regulated materials have been used in the past. At some of our locations, hazardous substances or regulated materials are known to be present in soil or groundwater and there may be additional unknown hazardous substances or regulated materials present at sites we own, operate or lease. At one of our locations, there are land use restrictions in place relating to an earlier environmental cleanup that do not materially limit our use of the site. To the extent any hazardous substances or any other substance or material must be cleaned up or removed from our property, we may be responsible under applicable laws, regulations or leases for the removal or cleanup of such substances or materials, the cost of which could be substantial. In addition, noncompliance with existing, or adoption of more stringent, environmental or health and safety laws and regulations or the discovery of previously unknown contamination could require us to incur costs or become the basis of new or increased liabilities that could be material.

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

As of March 31, 2007, we had 1,335 customers. While no single customer accounted for 10% of our revenues for the three months ended March 31, 2007 and the year ended December 31, 2006, our top 10 customers accounted for 23% and 25%, respectively, of our revenues during these periods. We expect that a small percentage of our customers will continue to account for a significant portion of our revenues for the foreseeable future. We cannot guarantee that we will retain these customers or that they will maintain their commitments in our IBX centers at current levels. For example, although the term of our contract with IBM, our single largest customer, runs through 2011, IBM currently has the right to reduce its commitment to us pursuant to the terms and requirements of its customer agreement. If we lose any of these key customers, or if any of them decide to reduce the level of their commitment to us, our business, financial condition and results of operations could be adversely affected.

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

We may also face competition from persons seeking to replicate our IBX concept by building new centers or converting existing centers that some of our competitors are in the process of divesting. We may continue to see increased competition for data center space and customers from large REITS who also operate in our market. We may experience competition from our landlords, some of which are REITS, in this regard. Rather than leasing available space in our buildings to large single tenants, they may decide to convert the space instead to smaller square foot units designed for multi-tenant colocation use. Landlords/REITS may enjoy a cost effective advantage in providing services similar to those provided by our IBXs, and in addition to the risk of losing customers to these parties this could also reduce the amount of space available to us for expansion in the future. Competitors may operate more successfully or form alliances to acquire significant market share. Furthermore, enterprises that have already invested substantial resources in outsourcing arrangements may be reluctant or slow to replace, limit or compete with their existing systems by becoming a customer. Customers may also decide it is cost effective for them to build out their own data centers which could have a negative impact on our results of operations. In addition, other companies may be able to attract the same potential customers that we are targeting. Once customers are located in competitors’ facilities, it may be extremely difficult to convince them to relocate to our IBX centers.

Because we depend on the retention of key employees, failure to maintain competitive compensation packages, including equity incentives, may be disruptive to our business.

Our success in retaining key employees and discouraging them from moving to a competitor is an important factor in our ability to remain competitive. As is common in our industry, our employees are typically compensated through grants of equity awards in addition to their regular salaries. In addition to granting equity awards to selected new hires, we periodically grant new equity awards to certain employees as an incentive to remain with us. To the extent we are unable to offer competitive compensation packages to our employees and adequately maintain equity incentives due to equity expensing or otherwise, and should employees decide to leave us, this may be disruptive to our business and may adversely affect our business, financial condition and results of operations.

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

Our common stock is currently traded on the NASDAQ Global Select Market. Under NASDAQ’s listing maintenance standards, the audit committee of each NASDAQ issuer must have at least three independent members on its audit committee, at least one of whom is a financial expert. On February 8, 2007, we notified NASDAQ that we were not in compliance with these requirements due to the vacancy created by Mr. Louis J. Lavigne, Jr.’s resignation from Equinix’s Board of Directors and its Audit Committee. Mr. Lavigne was the Audit Committee’s chairman and considered its financial expert. With Mr. Lavigne’s resignation, the Audit Committee is comprised of just two independent members and does not have a financial expert. On February 9, 2007, we received a NASDAQ Staff Deficiency Letter confirming that we fail to comply with NASDAQ’s audit committee requirements.

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

If our stock is delisted and thus no longer eligible for quotation on the NASDAQ Global Select Market or the NASDAQ Global Market, it would trade either on the NASDAQ Capital Market or on the over-the-counter market, both of which are viewed by most investors as less desirable and less liquid marketplaces. The loss of our listing on the NASDAQ Global Select Market would also complicate compliance with state blue-sky laws. Furthermore, our ability to raise additional capital would be severely impaired. As a result of these factors, the value of the common stock would decline significantly.

If the market price of our stock continues to be highly volatile, the value of an investment in our common stock may decline.

Since January 1, 2006, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $41.43 to $90.00 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. Actual sales, or the market’s perception with respect to possible sales, of a substantial number of shares of our common stock within a narrow period of time could cause our stock price to fall. Announcements by others or us may also have a significant impact on the market price of our common stock. These announcements may include:

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

On June 29, 2006 and September 18, 2006, shareholder derivative actions were filed in the Superior Court of the State of California, County of San Mateo, naming Equinix as a nominal defendant and several of Equinix’s current and former officers and directors as individual defendants. These actions were consolidated, and the consolidated complaint was filed in January 2007. The consolidated complaint alleges that the individual defendants breached their fiduciary duties and violated California securities law as a result of purported backdating of stock option grants, insider trading and the preparation and approval of inaccurate financial results. Plaintiffs seek to recover, on behalf of Equinix, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, restitution, and fees and costs. In March 2007, the state court stayed this action in deference to a federal shareholder derivative action filed in the United States District Court for the Northern District of California in October 2006. The federal action named Equinix as a nominal defendant and several current and former officers and directors as individual defendants. This complaint alleged that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of purported backdating of stock options, insider trading and the dissemination of false statements. On April 12, 2007, the federal action was voluntarily dismissed without prejudice pursuant to a joint stipulation entered as an order by the court. The parties to the state court action have informed the state court that the federal action was dismissed. In addition to the pending state court derivative action, we may be subject to additional derivative or other lawsuits that may be presented on an individual or class basis alleging claims based on our stock option granting practices. Responding to, investigating and/or defending against these complaints will present a substantial cost to us in both cash and the attention of certain management. Any adverse outcome in litigation could seriously harm our business and results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
2.1	Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.	Def. Proxy 14A	12/12/02

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.3	Bylaws of the Registrant.	10-K	12/31/02	3.2

3.4	Certificate of Amendment of the Bylaws of the Registrant.	10-Q	6/30/03	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Registration Rights Agreement (see Exhibit 10.15).

4.3	Indenture dated February 11, 2004 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	10-Q	3/31/04	10.99

4.4	Indenture dated March 30, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/07	4.4

4.5	Form of 2.50% Convertible Subordinated Note Due 2012 (see Exhibit 4.4).

10.1	Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).	S-4 (File No. 333-93749)	12/29/99	10.2

10.2	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.3+	Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.	S-4/A (File No. 333-93749)	5/9/00	10.9

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.4+	Lease Agreement with Rose Ventures II, Inc., dated June 10, 1999.	S-4/A (File No. 333-93749)	5/9/00	10.12

10.5	2000 Equity Incentive Plan.	S-1 (File No. 333-39752)	6/21/00	10.24

10.6	2000 Director Option Plan.	S-1/A (File No. 333-39752)	7/19/00	10.25

10.7	Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000.	S-1/A (File No. 333-39752)	8/9/00	10.27

10.8+	Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24, 2000.	10-Q	9/30/00	10.31

10.9	First Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated September 26, 2001.	10-Q	9/30/01	10.46

10.10	2001 Supplemental Stock Plan.	10-Q	9/30/01	10.48

10.11	Second Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated May 20, 2002.	10-Q	6/30/02	10.53

10.12+	Second Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of October 1, 2002.	10-Q	9/30/02	10.56

10.13	Form of Severance Agreement entered into by the Company and each of the Company’s executive officers.	10-Q	9/30/02	10.58

10.14	Third Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 30, 2002.	10-K	12/31/02	10.74

10.15	Registration Rights Agreement by and among Equinix and the Initial Purchasers, dated as of December 31, 2002.	10-K	12/31/02	10.75

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.16	Securities Purchase and Admission Agreement, dated April 29, 2003, among Equinix, certain of Equinix’s subsidiaries, i-STT Investments Pte Ltd, STT Communications Ltd and affiliates of Crosslink Capital.	8-K	5/1/03	10.1

10.17	Fourth Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of November 21, 2003.	10-K	12/31/03	10.94

10.18+	Sublease Agreement between Sprint Communications Company, L.P. and Equinix Operating Co., Inc. dated as of October 24, 2003.	10-K	12/31/03	10.95

10.19+	Lease Agreement dated as of April 21, 2004 between Eden Ventures LLC and Equinix, Inc.	10-Q	6/30/04	10.103

10.20	Equinix, Inc. 2004 International Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04	10.105

10.21	Equinix, Inc. Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04	10.106

10.22	First Amendment to Sublease Agreement dated as of June 21, 2004 between Equinix Operating Co. Inc. and Sprint Communications Company L.P.	10-K	12/31/04	10.107

10.23+	Assignment and Assumption of Lease and First Amendment to Lease dated as of December 6, 2004, between Equinix Operating Company, Inc., Abovenet Communications, Inc., and Brokaw Interests; and Lease dated December 29, 1999 between Abovenet Communications, Inc., and Brokaw Interests.	10-K	12/31/04	10.109

10.24	Form of Restricted Stock Agreement for Equinix’s executive officers under the Company’s 2000 Equity Incentive Plan.	10-K	12/31/05	10.115

10.25	Lease Agreement dated June 9, 2005 between Equinix Operating Co., Inc. and Mission West Properties L.P. and associated Guaranty of Equinix, Inc.	10-Q	6/30/05	10.117

10.26	Letter Agreement dated October 6, 2005 among Equinix, Inc., STT Communications Ltd. and I-STT Investments Pte. Ltd.	8-K	10/6/05	99.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.27	Transition and Severance Agreement between Equinix, Inc. and Philip Koen dated November 7, 2005.	8-K	11/8/05	99.1

10.28	Lease Agreement dated December 21, 2005 between Equinix Operating Co., Inc. and iStar El Segundo, LLC and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.126

10.29+	Loan and Security Agreement and Note between Equinix RP II, LLC and SFT I, Inc. dated December 21, 2005 and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.127

10.30	Lease Agreement dated as of December 21, 2005 between Equinix RP II, LLC and Equinix, Inc.	10-K	12/31/05	10.128

10.31	Fifth Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc. dated January 1, 2006 and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.129

10.32	Lease Agreement dated September 14, 2006 between 777 Sinatra Drive Corp. and Equinix, Inc.	10-Q	9/30/06	10.135

10.33+	Second Amended and Restated Loan and Security Agreement dated August 10, 2006 between Silicon Valley Bank, General Electric Capital Corporation, Equinix, Inc. and Equinix Operating Co., Inc.	10-Q	9/30/06	10.136

10.34	2007 Equinix Annual Incentive Plan	10-K	12/31/06	10.35

10.35	First Omnibus Modification Agreement dated December 27, 2006 by and among SFT I, Inc. (“SFT I”), Equinix RP II, LLC (“RP II”) and Equinix, Inc. (“Equinix”), Amended and Restated Promissory Note dated December 27, 2006 by RP II in favor of SFT I and Reaffirmation of Guaranty dated December 27, 2006 by RP II and Equinix in favor of SFT I.	10-K	12/31/06	10.37

10.36	First Amendment to Deed of Lease dated December 27, 2006 by and between Equinix RP II, LLC and Equinix Operating Co., Inc.	10-K	12/31/06	10.38

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.37	Development Loan and Security Agreement dated February 2, 2007 by and between CHI 3, LLC and SFT I, Inc. and related Promissory Notes One through Four.				X

10.38	Guaranty dated February 2, 2007 by and between Equinix, Inc. and SFT I, Inc.				X

10.39	Completion and Payment Guaranty dated February 2, 2007 by and between Equinix, Inc. and SFT I, Inc.				X

10.40	Master Lease dated February 2, 2007 by and between CHI 3, LLC and Equinix Operating Co., Inc. and associated Guaranty of Lease by Equinix, Inc.				X

10.41	Purchase and Sale Agreement and Joint Escrow Instructions dated January 25, 2007 by and between Equinix, Inc. and Rose Ventures II, Inc.				X

10.42	Form of letter agreement dated March 12, 2007 between Equinix, Inc. and certain holders of Equinix’s 2.50% Convertible Debentures due February 15, 2024 (“Notes”), effecting exchanges of common stock for the Notes.				X

10.43	Offer of employment dated March 16, 2007 to Stephen M. Smith by Equinix Operating Co., Inc., accepted by Stephen M. Smith.				X

10.44	Severance Agreement dated March 16, 2007 by and between Stephen M. Smith and Equinix, Inc.				X

10.45	Form of Restricted Stock Agreements for Stephen M. Smith under the Equinix, Inc. 2000 Equity Incentive Plan.				X

10.46	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement dated March 26, 2007 by and among Equinix, Inc., Equinix Operating Co., Inc., General Electric Capital Corporation and Silicon Valley Bank.				X

21.1	Subsidiaries of Equinix.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

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

EQUINIX, INC.

Date: May 2, 2007

	By:	/S/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document
10.37	Development Loan and Security Agreement dated February 2, 2007 by and between CHI 3, LLC and SFT I, Inc. and related Promissory Notes One through Four.

10.38	Guaranty dated February 2, 2007 by and between Equinix, Inc. and SFT I, Inc.

10.39	Completion and Payment Guaranty dated February 2, 2007 by and between Equinix, Inc. and SFT I, Inc.

10.40	Master Lease dated February 2, 2007 by and between CHI 3, LLC and Equinix Operating Co., Inc. and associated Guaranty of Lease by Equinix, Inc.

10.41	Purchase and Sale Agreement and Joint Escrow Instructions dated January 25, 2007 by and between Equinix, Inc. and Rose Ventures II, Inc.

10.42	Form of letter agreement dated March 12, 2007 between Equinix, Inc. and certain holders of Equinix’s 2.50% Convertible Debentures due February 15, 2024 (“Notes”), effecting exchanges of common stock for the Notes.

10.43	Offer of employment dated March 16, 2007 to Stephen M. Smith by Equinix Operating Co., Inc., accepted by Stephen M. Smith.

10.44	Severance Agreement dated March 16, 2007 by and between Stephen M. Smith and Equinix, Inc.

10.45	Form of Restricted Stock Agreements for Stephen M. Smith under the Equinix, Inc. 2000 Equity Incentive Plan.

10.46	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement dated March 26, 2007 by and among Equinix, Inc., Equinix Operating Co., Inc., General Electric Capital Corporation and Silicon Valley Bank.

21.1	Subsidiaries of Equinix.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.