Form 10-Q
period 2007-06-30
EQUINIX INC
filed 2007-08-01
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the registrant’s Common Stock as of June 30, 2007 was 31,751,248.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$234,598	$82,563
Short-term investments	67,728	48,831
Accounts receivable, net	28,140	26,864
Prepaids and other current assets	9,599	8,003

Total current assets	340,065	166,261
Long-term investments	21,640	25,087
Property and equipment, net	760,175	546,395
Goodwill	16,914	16,919
Debt issuance costs, net	14,603	3,006
Other assets	22,054	14,164

Total assets	$1,175,451	$771,832

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$35,425	$27,269
Accrued property and equipment	71,216	23,337
Current portion of accrued restructuring charges	13,687	13,469
Current portion of capital lease and other financing obligations	2,197	1,977
Current portion of mortgage and loan payable	2,288	2,150
Other current liabilities	11,903	10,151

Total current liabilities	136,716	78,353
Accrued restructuring charges, less current portion	22,729	28,103
Capital lease and other financing obligations, less current portion	91,557	92,722
Mortgage and loan payable, less current portion	164,841	96,746
Convertible debt	282,250	86,250
Deferred rent and other liabilities	34,684	34,630

Total liabilities	732,777	416,804

Stockholders’ equity:
Common stock	32	29
Additional paid-in capital	995,555	904,573
Accumulated other comprehensive income	3,770	3,870
Accumulated deficit	(556,683)	(553,444)

Total stockholders’ equity	442,674	355,028

Total liabilities and stockholders’ equity	$1,175,451	$771,832

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(unaudited)
Revenues	$91,837	$68,548	$176,946	$133,417

Costs and operating expenses:
Cost of revenues	55,609	45,563	108,374	88,908
Sales and marketing	8,520	8,480	17,197	15,678
General and administrative	24,854	17,725	47,715	34,855
Restructuring charge	407	—	407	—

Total costs and operating expenses	89,390	71,768	173,693	139,441

Income (loss) from operations	2,447	(3,220)	3,253	(6,024)

Interest income	5,082	1,730	7,031	3,341
Interest expense	(6,115)	(3,565)	(9,577)	(7,433)
Loss on conversion of debt	—	—	(3,395)	—

Income (loss) before income taxes and cumulative effect of a change in accounting principle	1,414	(5,055)	(2,688)	(10,116)

Income taxes	(197)	(215)	(551)	(600)

Net income (loss) before cumulative effect of a change in accounting principle	1,217	(5,270)	(3,239)	(10,716)

Cumulative effect of a change in accounting principle for stock-based compensation (net of income taxes of $0)	—	—	—	376

Net income (loss)	$1,217	$(5,270)	$(3,239)	$(10,340)

Basic net income (loss) per share:
Net income (loss) per share before cumulative effect of a change in accounting principle	$0.04	$(0.19)	$(0.11)	$(0.38)
Cumulative effect of a change in accounting principle	—	—	—	0.01

Net income (loss) per share	$0.04	$(0.19)	$(0.11)	$(0.37)

Weighted-average shares	31,126	28,468	30,424	28,160

Diluted net income (loss) per share:
Net income (loss) per share before cumulative effect of a change in accounting principle	$0.04	$(0.19)	$(0.11)	$(0.38)
Cumulative effect of a change in accounting principle	—	—	—	0.01

Net income (loss) per share	$0.04	$(0.19)	$(0.11)	$(0.37)

Weighted-average shares	32,641	28,468	30,424	28,160

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net loss	$(3,239)	$(10,340)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	41,597	33,734
Stock-based compensation	20,543	16,655
Restructuring charge	407	—
Accretion of asset retirement obligation and accrued restructuring charges	1,623	1,900
Amortization of intangible assets and non-cash prepaid rent	266	608
Amortization of debt issuance costs	1,173	416
Cumulative effect of a change in accounting principle	—	(376)
Other reconciling items	(377)	(415)
Changes in operating assets and liabilities:
Accounts receivable	(1,410)	(6,262)
Prepaids and other assets	(2,784)	(2,052)
Accounts payable and accrued expenses	5,293	1,604
Accrued restructuring charges	(6,897)	(6,125)
Other liabilities	1,517	(449)

Net cash provided by operating activities	57,712	28,898

Cash flows from investing activities:
Purchases of investments	(58,151)	(37,443)
Maturities of investments	43,221	36,411
Purchase of San Jose IBX property	(6,500)	—
Purchase of Los Angeles IBX property	(49,040)	—
Purchase of Chicago IBX property	—	(9,766)
Purchases of other property and equipment	(206,888)	(56,284)
Accrued property and equipment	47,879	6,155
Other investing activities	(470)	6

Net cash used in investing activities	(229,949)	(60,921)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plans	17,162	20,576
Proceeds from convertible subordinated notes	250,000	—
Proceeds from loan payable	69,263	—
Repayment of borrowings from credit line	—	(30,000)
Repayment of capital lease and other financing obligations	(945)	(739)
Repayment of mortgage payable	(1,030)	(516)
Debt issuance costs	(10,678)	—
Other financing activities	—	570

Net cash provided by (used in) financing activities	323,772	(10,109)

Effect of foreign currency exchange rates on cash and cash equivalents	500	165
Net increase (decrease) in cash and cash equivalents	152,035	(41,967)
Cash and cash equivalents at beginning of period	82,563	119,267

Cash and cash equivalents at end of period	$234,598	$77,300

Supplemental cash flow information:
Cash paid for taxes	$173	$545

Cash paid for interest	$9,859	$7,116

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

In June 2007, a wholly-owned subsidiary of the Company announced an offer to purchase all of the entire issued and to be issued share capital of IXEurope plc (“IXEurope”) (“the IXEurope Acquisition”). Under the original terms of the IXEurope Acquisition, IXEurope shareholders would have received 125 British pence in cash for each IXEurope share, valuing the share capital of IXEurope on a fully diluted basis at approximately 240,900,000 British pounds or approximately $483,300,000 (as translated using effective exchange rates at June 30, 2007). However, in July 2007, as a result of an unsolicited conditional offer to acquire IXEurope by another company, the Company revised the terms of the IXEurope Acquisition. Under the revised terms of the IXEurope Acquisition, IXEurope shareholders will receive 140 British pence in cash for each IXEurope share valuing the share capital of IXEurope on a fully diluted basis at approximately 270,100,000 British pounds or approximately $554,623,000 (as translated using effective exchange rates at July 18, 2007). IXEurope operates data centers in the United Kingdom, France, Germany and Switzerland. The combined company will operate under the Equinix name with the current management teams in place in the U.S., Europe and Asia-Pacific. The IXEurope Acquisition will be accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”). The Company anticipates completing the IXEurope Acquisition in September 2007; however, the closing and its timing are subject to the approval of IXEurope’s shareholders and the U.K. courts as well as the satisfaction or waiver of other closing conditions.

In order to provide cash to fund the IXEurope Acquisition, the Company entered into a Senior Bridge Loan Credit Agreement (the “Senior Bridge Loan”) with Citibank, N.A., as Lender, and as agent for the Lender, for a principal amount of $500,000,000 (see Note 10) in June 2007 and is currently seeking alternative permanent sources of financing, both debt and/or equity, to fund the IXEurope Acquisition.

The Company believes it has sufficient cash, coupled with anticipated cash generated from operating activities and anticipated cash from financings, to meet its operating requirements for at least the next 12 months. As of June 30, 2007, the Company had $323,966,000 of cash, cash equivalents and short-term and long-term investments. As of June 30, 2007, the Company had a total of $600,318,000 of additional liquidity available to it, which is comprised of (i) $40,737,000 under the Chicago IBX Financing for the Chicago Metro Area IBX Expansion Project, (ii) $59,581,000 under the $75,000,000 Silicon Valley Bank Credit Line in the event the Company needs additional cash to fund expansion activities, fund working capital requirements or pursue attractive strategic opportunities that may become available in the future, and (iii) $500,0000,000 under the Senior Bridge Loan available only for purposes of the IXEurope Acquisition. In addition, from time to time the Company assesses external financing opportunities, both debt and equity, as alternative sources for financing such activities and opportunities, including any acquisition plans. While the Company expects that its cash flow from operations will continue to increase, the Company expects its cash flow used in investing activities, primarily as a result of its expected purchases of property and equipment to complete the Company’s announced expansion projects, will also increase and

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the Company expects its cash flow used in investing activities to be greater than its cash flows generated from operating activities. Given the Company’s limited operating history, additional potential expansion opportunities that it may decide to pursue and other business risks that may cause its operating results to fluctuate, the Company may not achieve its desired levels of profitability or cash requirements in the future.

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

The Company occasionally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have generally not been significant. There were no significant service level credits recorded during the three and six months ended June 30, 2007 and 2006.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recorded a net adjustment of $775,000 to its U.S. recurring revenues as a result of correcting billing errors attributable to prior periods, the net impact of which increased the Company’s U.S. recurring revenues for the three months ended June 30, 2007. The Company concluded that the cumulative credit to recurring revenues, totaling $775,000, was not material to any previously-reported historical period and expected results of operations for the current fiscal year. As such, this cumulative credit was recorded in the quarter ended June 30, 2007 and is included in the statement of operations for the three and six months ended June 30, 2007.

Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share;” SEC Staff Accounting Bulletin (“SAB”) No. 98; EITF Issue 03-6, “Participating Securities and the Two-Class Method Under FASB 128;” EITF Issue 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” and SFAS No. 123(R), “Share-Based Payment.” Basic net income (loss) per share is computed using net income (loss) and the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed using net income (loss), adjusted for interest expense as a result of the assumed conversion of the Company’s Convertible Subordinated Debentures and Convertible Subordinated Notes, if dilutive, and the weighted-average number of common shares outstanding plus any dilutive potential common shares outstanding. Dilutive potential common shares include the assumed exercise, vesting and issuance activity of employee equity awards using the treasury stock method, as well as warrants and shares issuable upon the conversion of Convertible Subordinated Debentures and Convertible Subordinated Notes.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods presented (in thousands, except per share amounts) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Numerator:
Numerator for basic net income (loss) per share	$1,217	$(5,270)	$(3,239)	$(10,340)

Effect of assumed conversion of convertible subordinated debentures and notes:
Interest expense, net of tax	—	—	—	—

Numerator for diluted net income (loss) per share	$1,217	$(5,270)	$(3,239)	$(10,340)

Denominator:
Weighted-average shares	31,629	28,728	30,884	28,403
Weighted-average unvested restricted shares issued subject to forfeiture	(503)	(260)	(460)	(243)

Denominator for basic net income (loss) per share	31,126	28,468	30,424	28,160

Effect of dilutive securities:
Convertible subordinated debentures	—	—	—	—
Convertible subordinated notes	—	—	—	—
Employee equity awards	1,515	—	—	—
Warrants	—	—	—	—

Total dilutive potential shares	1,515	—	—	—

Denominator for diluted net income (loss) per share	32,641	28,468	30,424	28,160

Net income (loss) per share:
Basic	$0.04	$(0.19)	$(0.11)	$(0.37)

Diluted	$0.04	$(0.19)	$(0.11)	$(0.37)

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Shares reserved for conversion of convertible subordinated debentures	816,458	2,183,548	816,458	2,183,548
Shares reserved for conversion of convertible subordinated notes	2,231,545	—	2,231,545	—
Unvested restricted shares issued subject to forfeiture	—	274,000	504,500	274,000
Common stock warrants	1,034	9,490	1,128	9,490
Common stock related to employee equity awards	1,067,271	4,225,075	3,888,409	4,225,075

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

The Company will continue to provide a valuation allowance for the net deferred tax asset, other than the deferred tax asset associated with its Singapore subsidiary, until it becomes more likely than not that the net deferred tax asset will be realizable. The Company released the tax valuation allowance on the Company’s Singaporean net deferred tax assets during the year ended December 31, 2006. For the three and six months ended June 30, 2007, the Company recorded a tax provision of $197,000 and $551,000, respectively. For the three and six months ended June 30, 2006, the Company recorded a tax provision of $215,000 and $600,000, respectively. The tax provision recorded in the periods ended June 30, 2007 is attributable to the Company’s foreign operations. The tax provision recorded in the periods ended June 30, 2006 is primarily related to federal alternative minimum tax, which is attributable to the Company’s domestic operations. The Company did not record any excess tax benefit associated with the stock options exercised by employees during the three and six months ended June 30, 2007. For the six months ended June 30, 2006, the Company recorded $570,000 of excess tax benefit associated with the stock options exercised by employees during the period.

In January 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 resulted in no cumulative effect of a change in accounting principle being recorded on the Company’s statement of operations during the three and six months ended June 30, 2007.

As of the date of adopting FIN 48, the Company had approximately $1,883,000 of unrecognized tax benefits including $138,000 of interest primarily related to tax positions claiming refundable research credits in the State of Hawaii. The Company has filed an appeal in the Tax Court in Hawaii and is currently working

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to settle the claim. As of June 30, 2007, the Company believed that the appeal filed in the Tax Court in Hawaii would possibly be settled within the next 12 months. However, the Company cannot estimate the range of any settlement. Subsequent to the adoption of FIN 48, the Company recorded additional unrecognized tax benefits of $331,000 attributable to certain expenditures included in the Singaporean net operating loss carry-forward as it is probable that the inclusion of those expenditures in the Singaporean net operating loss carry-forward would be denied by the local tax authority. As a result, the total unrecognized tax benefits were $2,214,000 as of June 30, 2007. A majority of the unrecognized tax benefits, if subsequently recognized, will affect the Company’s effective tax rate at the time of recognition. The Company will continue to classify the interest and penalties recognized in accordance with paragraphs 15 and 16, respectively, of FIN 48 in the financial statements as income tax. The Company’s income tax returns for all tax years remain open to examination by federal and state taxing authorities due to Net Operating Loss (“NOL”) carry-forward. In addition, the Company’s tax years of 2001 through 2005 also remain open and subject to examination by local tax authorities in the foreign jurisdictions in which the Company has major operations.

The Internal Revenue Service completed the examination of the Company’s income tax return for fiscal year 2003 during the three months ended June 30, 2007, which did not result in any impact to the Company’s tax liabilities and financial statements.

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

Interest incurred is capitalized in accordance with SFAS No. 34, “Capitalization of Interest Costs.” Total interest cost incurred and total interest capitalized during the three months ended June 30, 2007 were $7,749,000 and $1,634,000, respectively. Total interest cost incurred and total interest capitalized during the six months ended June 30, 2007 were $12,723,000 and $3,146,000, respectively. Total interest cost incurred and total interest capitalized during the three months ended June 30, 2006 were $3,990,000 and $425,000, respectively. Total interest cost incurred and total interest capitalized during the six months ended June 30, 2006 were $8,121,000 and $688,000, respectively.

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

During the three and six months ended June 30, 2007, the Company recorded accretion expense related to its asset retirement obligations of $148,000 and $289,000, respectively. During the three and six months ended June 30, 2006, the Company recorded accretion expense related to its asset retirement obligations of $131,000 and $256,000, respectively.

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

In January 2007, the Stock Option Committee of the Board of Directors approved stock option grants to employees, excluding executive officers, to purchase an aggregate of 511,310 shares of common stock as part of the Company’s annual refresh program. In addition, the Compensation Committee of the Board of Directors approved the issuance of 178,400 restricted stock units to certain employees, excluding executive officers, also as part of the Company’s annual refresh program. The Compensation Committee of the Board of Directors also approved the issuance of an aggregate of 218,000 shares of restricted common stock and restricted stock units to executive officers pursuant to the 2000 Equity Incentive Plan. In April 2007, the Compensation Committee of the Board of Directors approved the issuance of 84,000 shares of restricted common stock to the Company’s new Chief Executive Officer who joined the Company in April 2007. All awards are subject to vesting provisions. All such equity awards have a total fair value, net of estimated forfeitures, of $51,052,000, which is expected to be amortized over a weighted-average period of 3.4 years. During the three and six months ended June 30, 2007, the Company had amortized $4,188,000 and $7,520,000, respectively, net of estimated forfeitures, of the total fair value of such equity awards.

The following table presents, by operating expense, the Company’s stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Cost of revenues	$1,004	$964	$2,141	$1,721
Sales and marketing	1,643	2,132	4,127	4,024
General and administrative	7,398	5,801	14,275	10,910

	$10,045	$8,897	$20,543	$16,655

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Goodwill	$16,914	$16,919

Other intangibles:
Intangible asset – customer contracts	4,369	4,370
Intangible asset – leases	1,017	1,017
Intangible asset – tradename	339	339
Intangible asset – workforce	160	160
Intangible asset – lease expenses	111	111

	5,996	5,997
Accumulated amortization	(5,611)	(5,475)

	385	522

	$17,299	$17,441

The Company’s goodwill and certain intangible assets are assets denominated in Singapore dollars. As a result, they are subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses are a component of other comprehensive income and loss (see Note 13).

For the three and six months ended June 30, 2007, the Company recorded amortization expense of $56,000 and $136,000, respectively. For the three and six months ended June 30, 2006, the Company recorded amortization expense of $332,000 and $478,000, respectively. The Company expects to record the following amortization expense during the remainder of 2007 and beyond (in thousands) (unaudited):

Year ending:
2007 (six months remaining)	$100
2008	180
2009	67
2010	38

Total	$385

2. IBX Acquisitions and Expansions

San Jose Property Acquisition

In January 2007, the Company entered into a conditional purchase agreement to purchase the building and property where its original Silicon Valley IBX center is located (the “San Jose Property Acquisition”) for $65,000,000, excluding closing costs, which was paid in full in a cash transaction during July 2007 following an initial $6,500,000 million cash deposit paid in January 2007 (see Note 17).

Singapore IBX Expansion Project

In March 2007, the Company entered into long-term leases for new space in the same building in which the Company’s existing Singapore IBX center is located (the “Singapore IBX Expansion Project”). Minimum payments under these leases, which qualify as operating leases, total 3,674,000 Singapore dollars (approximately $2,394,000 as translated using effective exchange rates at June 30, 2007) in cumulative lease payments with monthly payments commencing in the third quarter of 2007. The Company is building out this new space in multiple phases. As of June 30, 2007, the Company incurred approximately $11,200,000 of capital expenditures to build out the first phase.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Washington, D.C. Metro Area IBX Expansion Project

In March 2007, the Company announced its intention to build out a new IBX center within the Ashburn Campus, which will be the fifth IBX center in the Washington, D.C. metro area, in order to further expand its existing Washington, D.C metro area IBX center (the “Washington, D.C. Metro Area IBX Expansion Project”). As of June 30, 2007, the Company incurred $1,996,000 of capital expenditures for the Washington, D.C. Metro Area IBX Expansion Project.

Los Angeles Metro Area IBX Expansion Project

In June 2007, the Company purchased a new property, comprised of land and an empty building, located in El Segundo, California, for $49,040,000, including closing costs, which the Company paid in full in a cash transaction during June 2007. The Company intends to build an IBX center on this property, which will be the Company’s fourth IBX center in the Los Angeles metro area (the “Los Angeles Metro Area IBX Expansion Project”).

Silicon Valley Metro Area IBX Expansion Project

In June 2007, the Company announced its plan to invest further in an existing IBX center in the Silicon Valley metro area (the “Silicon Valley Metro Area IBX Expansion Project”). The Company intends to expand this IBX center for customer availability during the second quarter of 2008.

3. Related Party Transactions

A significant amount of the Company’s Asia-Pacific revenues are generated in Singapore and a significant portion of the business in Singapore is transacted with entities affiliated with STT Communications, which is the Company’s single largest stockholder (owning approximately 13.5% of outstanding common stock as of June 30, 2007). For the three and six months ended June 30, 2007, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $2,107,000 and $3,977,000, respectively, and as of June 30, 2007, accounts receivable with these related parties was $1,421,000. For the three and six months ended June 30, 2007, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $322,000 and $637,000, respectively, and as of June 30, 2007, accounts payable with these related parties was $112,000. For the three and six months ended June 30, 2006, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $1,404,000 and $2,838,000, respectively, as of June 30, 2006, accounts receivable with these related parties was $1,019,000. For the three and six months ended June 30, 2006, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $1,067,000 and $2,019,000, respectively, and as of June 30, 2006, accounts payable with these related parties was $295,000.

4. Accounts Receivable

Accounts receivables, net, consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
	(unaudited)
Accounts receivable	$57,838	$52,500
Unearned revenue	(29,315)	(25,363)
Allowance for doubtful accounts	(383)	(273)

	$28,140	$26,864

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
	(unaudited)
Leasehold improvements	$421,715	$416,952
IBX plant and machinery	224,448	191,243
IBX equipment	92,588	84,499
Buildings	78,619	50,526
Computer equipment and software	46,376	35,913
Land	44,292	24,967
Site improvements	36,282	904
Furniture and fixtures	2,568	2,438
Construction in progress	207,886	88,429

	1,154,774	895,871
Less accumulated depreciation	(394,599)	(349,476)

	$760,175	$546,395

Site improvements are improvements to owned property versus leasehold improvements, which are improvements to leased property. Site improvements are depreciated using the straight-line method over the estimated useful lives of the respective asset, generally 10 to 15 years.

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $35,361,000 at both June 30, 2007 and December 31, 2006. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $5,899,000 and $3,531,000 as of June 30, 2007 and 2006, respectively.

As of June 30, 2007 and December 31, 2006, the Company had accrued property and equipment expenditures of $71,216,000 and $23,337,000, respectively. The Company’s planned capital expenditures during the remainder of 2007 and 2008 in connection with recently acquired IBX properties and expansion efforts are substantial. For further information, refer to “Other Purchase Commitments” in Note 12.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
	(unaudited)
Accounts payable	$4,220	$4,515
Accrued compensation and benefits	14,408	11,836
Accrued utility and security	4,718	3,849
Accrued acquisition and financing costs	3,991	—
Accrued interest	3,041	1,318
Accrued taxes	1,783	2,081
Accrued professional fees	1,581	1,362
Accrued other	1,684	2,308

	$35,425	$27,269

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
	(unaudited)
Deferred installation revenue	$9,768	$7,838
Customer deposits	884	799
Deferred recurring revenue	650	674
Deferred rent	405	401
Other current liabilities	196	439

	$11,903	$10,151

8. Deferred Rent and Other Liabilities

Deferred rent and other liabilities consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
	(unaudited)
Deferred rent, non-current	$20,502	$20,522
Deferred recurring revenue, non-current	5,521	6,058
Asset retirement obligations	4,273	3,985
Deferred installation revenue, non-current	3,995	3,856
Other liabilities	393	209

	$34,684	$34,630

The Company currently leases the majority of its IBX centers and certain equipment under non-cancelable operating lease agreements expiring through 2025. The IBX centers’ lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated rent expense abatement periods for certain properties to better match the phased build-out of its centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent.

9. Convertible Debt

The Company’s convertible debt consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
	(unaudited)
Convertible subordinated debentures	$32,250	$86,250
Convertible subordinated notes	250,000	—

	$282,250	$86,250

Convertible Subordinated Debentures

In March 2007, the Company entered into agreements with certain holders (“Holders”) of its 2.50% Convertible Subordinated Debentures due February 15, 2024, pursuant to which the Company agreed to exchange an aggregate of 1,367,090 newly issued shares of its common stock for such Holders’ $54,000,000 of $86,250,000 principal amount of the Convertible Subordinated Debentures (the “Convertible Subordinated Debentures’ Partial Conversion”). The number of shares of common stock issued equals the amount issuable upon conversion of the Convertible Subordinated Debentures in accordance with their terms. In addition, each Holder received cash consideration equal to accrued and unpaid interest through the redemption date totaling $111,000, as well as the present value of future interest due through February 15, 2009 and an incremental fee, totaling $3,395,000 (the “Inducement Fee”).

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recognized a loss on debt conversion totaling $3,395,000 as a result of the Convertible Subordinated Debentures’ Partial Conversion in accordance with FASB No. 84, “Induced Conversions of Convertible Debt”, due to the Inducement Fee. As a result of the Convertible Subordinated Debentures’ Partial Conversion, a total of $53,229,000 was credited to stockholders’ equity during the first quarter of 2007, which was comprised of $54,000,000 of Convertible Subordinated Debentures, offset by $771,000 of unamortized debt issuance costs since, at the time of issuance, the Convertible Subordinated Debentures did not contain a beneficial conversion feature. As of June 30, 2007, debt issuance costs related to the Convertible Subordinated Debentures, net of amortization, were $390,000 and are being amortized to interest expense using the effective interest method through February 15, 2009.

As of June 30, 2007, a total of $32,250,000 Convertible Subordinated Debentures remained outstanding and were convertible into 816,458 shares of the Company’s common stock.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•

upon the occurrence of specified corporate transactions described in the Indenture, such as a consolidation, merger or binding share exchange in which the Company’s common stock would be converted into cash or property other than securities (the “Corporate Action Provision Clause”); or

•	at any time on or after March 15, 2012.

Upon conversion, due to the conversion formulas associated with the Convertible Subordinated Notes, if the Company’s stock is trading at levels exceeding 130% of the conversion price per share of common stock, and if the Company elects to pay any portion of the consideration in cash, additional consideration beyond the $250,000,000 of gross proceeds received would be required. However, in no event would the total number of shares issuable upon conversion of the Convertible Subordinated Notes exceed 11.6036 per $1,000 principal amount of Convertible Subordinated Notes, subject to anti-dilution adjustments, or the equivalent of $86.18 per share of common stock or a total of 2,900,900 shares of the Company’s common stock. As of June 30, 2007, the Convertible Subordinated Notes were convertible into 2,231,545 shares of the Company’s common stock.

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

The Company has considered the guidance in FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”, EITF Abstract No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and EITF Abstract No. 00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’ to Certain Convertible Instruments” and other related accounting pronouncements and has determined that the Convertible Subordinated Notes do not contain a beneficial conversion feature as the fair value of the Company’s common stock on the date of issuance was less than the initial conversion price outlined in the agreement. In addition, the Convertible Subordinated Notes contain one embedded derivative requiring bifurcation and separate accounting treatment, the Parity Provision Clause, which had a zero fair value as of June 30, 2007. The Company will be remeasuring this embedded derivative each reporting period, as applicable. Changes in fair value will be reported in the statement of operations.

The costs related to the Convertible Subordinated Notes were capitalized and are being amortized to interest expense using the effective interest method, through March 15, 2012, the first date that the holders

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of the Convertible Subordinated Notes can convert without satisfaction of the Stock Price Condition Conversion Clause, Parity Provision Clause or the Corporate Action Provision Clause. Debt issuance costs related to the Convertible Subordinated Notes, net of amortization, were $7,577,000 as of June 30, 2007.

10. Non-Convertible Debt

Loan Payable

In February 2007, a wholly-owned subsidiary of the Company obtained a loan of up to $110,000,000 to finance up to 60% of the development and construction costs of the Chicago Metro Area IBX Expansion Project (the “Chicago IBX Financing”). The Company periodically receives advances of funds in conjunction with costs incurred for construction of its Chicago Metro Area IBX Expansion Project (the “Loan Payable”). As of June 30, 2007, the Company had received advances totaling $69,263,000. As a result, up to $40,737,000 remained available for borrowing from the Chicago IBX Financing and is expected to be borrowed periodically during the remaining construction period of the Chicago Metro Area IBX Expansion Project until completion by the end of 2007.

The Loan Payable has a maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. The Loan Payable bears interest at a floating rate (one, three or six month LIBOR plus 2.75%) with interest payable monthly, which commenced March 1, 2007. As of June 30, 2007, the Loan Payable had an effective interest rate of 8.125% per annum. The Chicago IBX Financing has no specific financial covenants and contains a limited parent company guaranty.

The debt issuance costs related to the Chicago IBX Financing were capitalized and are being amortized to interest expense using the effective interest method through January 31, 2010. Debt issuance costs related to the Chicago IBX Financing, net of amortization, were $2,288,000 as of June 30, 2007.

Silicon Valley Bank Credit Line

In March 2007, the Company amended certain provisions of the Silicon Valley Bank Credit Line which related to the modification of certain financial covenants, the addition of a liquidity covenant and the revision of the definition of “Approved Subordinated Debt” in order to allow the Company to proceed with the Convertible Subordinated Notes offering (see Footnote 9). The liquidity covenant requires the Company to maintain total liquidity of at least $75,000,000. The liquidity covenant is defined as the sum of cash, cash equivalents, short-term investments, 80% of long-term investments and 10% of net accounts receivable. In the event of a default, Silicon Valley Bank has the right to exercise a notice of control to give Silicon Valley Bank the sole right to control, direct or dispose of the assets as it deems necessary to satisfy the Company’s obligations under the Silicon Valley Bank Credit Line, if any. As of June 30, 2007, the Company was in compliance with all financial covenants in connection with the amended Silicon Valley Bank Credit Line including the liquidity covenant.

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

As of June 30, 2007, letters of credit totaling $15,419,000 had been issued and were outstanding under the Silicon Valley Bank Credit Line. As a result, the amount of borrowings available to the Company was $59,581,000. These letters of credit automatically renew in successive one-year periods until the final termination. If the beneficiaries for any of these letters of credit decide to draw down on these letters of credit, the Company will be required to fund these letters of credit either through cash collateral or borrowings under the Silicon Valley Bank Credit Line. As of June 30, 2007, had the Company borrowed against the Silicon Valley Bank Credit Line, it would have had an effective interest rate of 7.82% per annum.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Senior Bridge Loan

In June 2007, the Company entered into a Senior Bridge Loan Credit Agreement (the “Senior Bridge Loan”) with Citibank, N.A., as Lender, and as agent for the Lender, for a principal amount of $500,000,000, to finance its IXEurope Acquisition (see Note 1).

The Senior Bridge Loan has an initial maturity of 12 months and, at the initial maturity date, will be converted into a seven-year term loan that will be exchangeable by the Lenders at any time into fixed-rate exchange notes with registration rights to the extent the Company draws down on the Senior Bridge Loan and any amounts outstanding under the Senior Bridge Loan are not repaid within one year. The Senior Bridge Loan bears interest at floating rates during the first three months at an initial rate of LIBOR plus 3.50% per annum and the interest is payable quarterly. The rate for each subsequent three-month period increases by 0.5% over the floating rate in effect for the immediate preceding three-month period. The interest rate for each three-month period will be equal to the greater of the interest rate applicable for such period or 9.0% per annum but will not exceed 11.25% per annum. The drawdown of the Senior Bridge Loan is subject to the completion of the IXEurope Acquisition, which is expected to close in September 2007.

As of June 30, 2007, the Company incurred $2,864,000 of debt issuance costs related to the Senior Bridge Loan, which have been capitalized and will be amortized to interest expense using the effective interest method commencing with the completion of the IXEurope Acquisition and the drawdown of funds available under the Senior Bridge Loan.

11. Debt Maturities

Combined aggregate maturities for the Company’s various debt facilities and other financing obligations as of June 30, 2007 was as follows (in thousands) (unaudited):

	Convertible debt	Mortgage and loan payable	Capital lease and other financing obligations	Total
2007 (six months remaining)	$—	$5,082	$4,816	$9,898
2008	—	10,164	9,860	20,024
2009	32,250	10,164	10,134	52,548
2010	—	79,427	10,409	89,836
2011	—	10,164	10,703	20,867
2012 and thereafter	250,000	143,668	117,652	511,320

	282,250	258,669	163,574	704,493
Less amount representing interest	—	(91,540)	(76,375)	(167,915)
Plus amount representing residual property value	—	—	6,555	6,555

	282,250	167,129	93,754	543,133
Less current portion of principal	—	(2,288)	(2,197)	(4,485)

	$282,250	$164,841	$91,557	$538,648

12. Commitments and Contingencies

Legal Matters Relating to Stock Option Granting Practices

On June 29, 2006 and September 18, 2006, shareholder derivative actions were filed in the Superior Court of the State of California, County of San Mateo, naming Equinix as a nominal defendant and several of Equinix’s current and former officers and directors as individual defendants. These actions were consolidated, and the consolidated complaint was filed in January 2007. The consolidated complaint alleges that the individual defendants breached their fiduciary duties and violated California securities law as a result of purported backdating of stock option grants, insider trading and the preparation and approval of inaccurate financial results. Plaintiffs seek to recover, on behalf of Equinix, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, restitution, and fees and costs. In March 2007, the state court stayed this action in deference to a federal shareholder derivative action filed in the United States District Court for the Northern District of California in October 2006. The federal action

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

named Equinix as a nominal defendant and several current and former officers and directors as individual defendants. This complaint alleged that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of purported backdating of stock options, insider trading and the dissemination of false statements. On April 12, 2007, the federal action was voluntarily dismissed without prejudice pursuant to a joint stipulation entered as an order by the court. On May 3, 2007, the state court lifted the stay on proceedings in the state court action and set a briefing schedule permitting Equinix to file a motion to dismiss on the grounds that plaintiffs lack standing to sue on Equinix’s behalf. The hearing on Equinix’s motion to dismiss is scheduled for August 6, 2007. In addition to the pending state court derivative action, the Company may be subject to additional derivative or other lawsuits that may be presented on an individual or class basis alleging claims based on its stock option granting practices. Similar lawsuits and investigations have been commenced against numerous other companies based on similar allegations.

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

The Company believes that while an unfavorable outcome to any or all of the above-mentioned inquiries, cases or complaints is reasonably possible, it is not probable. As a result, the Company has not accrued for any settlements in connection with these legal matters as of June 30, 2007.

Other Legal Actions

On July 30, 2001 and August 8, 2001, putative shareholder class action lawsuits were filed against the Company, certain of its officers and directors (the “Individual Defendants”), and several investment banks that were underwriters of the Company’s initial public offering (the “Underwriter Defendants”). The cases were filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased the Company’s stock between August 10, 2000 and December 6, 2000. In addition, similar lawsuits were filed against approximately 300 other issuers and related parties. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 against the Company and the Individual Defendants. The plaintiffs have since dismissed the Individual Defendants without prejudice. The suits allege that the Underwriter Defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. On February 19, 2003, the Court dismissed the Section 10(b) claim against the Company, but denied the motion to dismiss the Section 11 claim. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit vacated the District Court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a petition for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that Plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. Plaintiffs have not yet moved to certify a class in the Equinix case.

Prior to the Second Circuit’s decision, a Special Litigation Committee of the Equinix Board of Directors approved a settlement agreement and related agreements which set forth the terms of a settlement between Equinix, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

those companies. These agreements were submitted to the Court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the Court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. The Company cannot predict whether it will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Plaintiffs now plan to replead their complaints and move for class certification again. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

While the Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows, the Company has insurance coverage that it believes is sufficient to cover any reasonably possible liability resulting from this litigation. The Company and its officers and directors intend to continue to defend the actions vigorously.

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

Other Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of June 30, 2007, the Company was contractually committed for $96,125,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers and make them available to customers for installation, as well as for the San Jose Property Acquisition. In addition, the Company has numerous other, non-capital purchase commitments in place as of June 30, 2007, such as commitments to purchase power in select locations, primarily in the U.S. and Singapore, through 2007 and thereafter, and other open purchase orders for goods or services to be delivered or provided during 2007. Such other miscellaneous purchase commitments totaled $30,589,000 as of June 30, 2007.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Other Comprehensive Income and Loss

The components of other comprehensive income and loss are as follows (in thousands) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income (loss)	$1,217	$(5,270)	$(3,239)	$(10,340)
Unrealized gain (loss) on available for sale securities	(95)	13	(2)	(19)
Foreign currency translation gain (loss)	(519)	525	(97)	1,379

Comprehensive income (loss)	$603	$(4,732)	$(3,338)	$(8,980)

There were no significant tax effects on comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006.

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

While the Company operates in a single segment, the Company provides the following geographic statement of operations disclosures as follows (in thousands) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Total revenues:
United States	$78,250	$58,900	$150,775	$114,740
Asia-Pacific	13,587	9,648	26,171	18,677

	$91,837	$68,548	$176,946	$133,417

Cost of revenues:
United States	$47,871	$40,030	$93,428	$77,978
Asia-Pacific	7,738	5,533	14,946	10,930

	$55,609	$45,563	$108,374	$88,908

Income (loss) from operations:
United States	$1,246	$(3,404)	$1,614	$(5,651)
Asia-Pacific	1,201	184	1,639	(373)

	$2,447	$(3,220)	$3,253	$(6,024)

The Company’s long-lived assets are located in the following geographic areas (in thousands):

	June 30, 2007	December 31, 2006
	(unaudited)
United States	$760,790	$553,619
Asia-Pacific	74,596	51,952

	$835,386	$605,571

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s goodwill totaling $16,914,000 and $16,919,000 as of June 30, 2007 and December 31, 2006, respectively, is part of the Company’s Singapore reporting unit, which is reported within the Asia-Pacific geographic area.

Revenue information on a services basis is as follows (in thousands) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Colocation	$65,641	$47,988	$125,400	$93,557
Interconnection	17,653	12,644	34,373	24,448
Managed infrastructure	4,285	4,046	8,384	7,979
Rental	325	411	633	857

Recurring revenues	87,904	65,089	168,790	126,841
Non-recurring revenues	3,933	3,459	8,156	6,576

	$91,837	$68,548	$176,946	$133,417

No single customer accounted for 10% or greater of the Company’s revenues for the three and six months ended June 30, 2007. Revenue from one customer accounted for 10% of the Company’s revenues for the six months ended June 30, 2006. No other single customer accounted for more than 10% of the Company’s revenues for the three and six months ended June 30, 2007 and 2006. No accounts receivables accounted for 10% or greater of the Company’s gross accounts receivable as of June 30, 2007. Accounts receivable from the customer mentioned above accounted for 20% of the Company’s gross accounts receivable as of June 30, 2006. No other single customer accounted for more than 10% of the Company’s gross accounts receivable as of June 30, 2007 and 2006.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the movement in the 2004 accrued restructuring charge from December 31, 2006 to June 30, 2007 is outlined as follows (in thousands) (unaudited):

	Accrued restructuring charge as of December 31, 2006	Accretion expense	Restructuring charge adjustment	Cash payments	Accrued restructuring charge as of June 30, 2007
Estimated lease exit costs	$13,857	$413	$407	$(1,547)	$13,130

	13,857	$413	$407	$(1,547)	13,130

Less current portion	(3,096)				(3,318)

	$10,761				$9,812

During the three months ended June 30, 2007, the Company recorded an additional restructuring charge of $407,000 as a result of revised sublease assumptions on one of these two excess space leases as new information became available. As the Company currently has no plans to enter into lump sum lease terminations with either of the landlords associated with these two excess space leases, the Company has reflected its accrued restructuring liability as both current and non-current on the accompanying condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006. The Company is contractually committed to these two excess space leases through 2015.

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

The Company estimated the future cash payments required to exit the San Jose Ground Lease, net of any estimated subrental income and expense, through the remainder of these lease terms and then calculated the present value of such future cash flows in order to determine the appropriate restructuring charge to record. The Company’s right to occupy this property terminates on December 31, 2007 and can be terminated at any time prior to December 31, 2007 upon the landlord providing the Company at least ten days prior written notice; however, even if the landlord early terminates, the Company is still required to pay the full $40,000,000 of payments due. The Company records accretion expense to accrete its accrued restructuring liability up to an amount equal to the total estimated future cash payments necessary to complete the exit of the San Jose Ground Lease.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the movement in the 2005 accrued restructuring charge from December 31, 2006 to June 30, 2007 is outlined as follows (in thousands) (unaudited):

	Accrued restructuring charge as of December 31, 2006	Accretion expense	Cash payments	Accrued restructuring charge as of June 30, 2007
Estimated lease exit costs	$27,715	$921	$(5,350)	$23,286

	27,715	$921	$(5,350)	23,286

Less current portion	(10,373)			(10,369)

	$17,342			$12,917

16. Recent Accounting Pronouncements

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

17. Subsequent Events

In July 2007, the Company closed on the San Jose Property Acquisition (see Note 2) and, as a result, took title to the property and paid the remaining amount due of $58,500,000, excluding closing costs, in cash.

In July 2007, the Company received additional advances totaling $11,443,000, bringing the cumulative Loan Payable to date to $80,706,000 with a blended interest rate of 8.125% per annum (see Note 10). As a result, the remaining amount available to borrow from the Chicago IBX Financing totals $29,294,000.

As discussed in Note 1, a wholly-owned subsidiary of the Company announced an offer to purchase all of the entire issued and to be issued share capital of IXEurope, in which the terms were subsequently revised in July 2007 as a result of an unsolicited conditional offer to acquire IXEurope by another company. Under the revised terms of the IXEurope Acquisition, IXEurope shareholders will receive 140 British pence in cash for each IXEurope share valuing the share capital of IXEurope on a fully diluted basis at approximately 270,100,000 British pounds or approximately $554,623,000 (as translated using effective exchange rates at July 18, 2007). The Company anticipates completing the IXEurope Acquisition in September 2007; however, the closing and its timing are subject to the approval of IXEurope’s shareholders and the U.K. courts as well as the satisfaction or waiver of other closing conditions.

In July 2007, the Company entered into forward contracts to purchase 241,000,000 British pounds at an average forward rate of 2.023927, or the equivalent of $487,766,000, to be delivered in September 2007, for purposes of hedging a portion of the purchase price of the IXEurope Acquisition. The Company will be accounting for these forward contracts under the Company’s current accounting policies for hedging activities as disclosed in the Company’s last annual report on Form 10-K, which are based on the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.

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

Overview

Equinix provides network neutral colocation, interconnection and managed services to enterprises, content companies, systems integrators and the world’s largest network providers. Through our IBX centers in 10 markets in the U.S. and Asia-Pacific, customers can directly interconnect with each other for critical traffic exchange requirements. As of June 30, 2007, we operate IBX centers in the Chicago, Dallas, Los Angeles, New York, Silicon Valley and Washington, D.C. metro areas in the United States and Hong Kong, Singapore, Sydney and Tokyo in the Asia-Pacific region. In June 2007, to accommodate strong customer demand, our wholly-owned subsidiary in the United Kingdom announced an offer to acquire IXEurope plc, or IXEurope, located in the United Kingdom, whereby IXEurope will become our wholly-owned subsidiary. We refer to this transaction as the IXEurope acquisition. However, in July 2007, as a result of an unsolicited conditional offer to acquire IXEurope by another company, we revised the terms of the IXEurope acquisition (see “Recent Developments” below). We expect to close the IXEurope acquisition in September 2007; however, the closing and its timing are subject to the approval of IXEurope’s shareholders and the U.K. courts as well as the satisfaction or waiver of other closing conditions. IXEurope operates data centers in Europe in the United Kingdom, France, Germany and Switzerland.

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

Our customer count increased to 1,373 as of June 30, 2007 versus 1,192 as of June 30, 2006, an increase of 15%. Our utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Our utilization rate was 59% as of June 30, 2007 and 53% as of June 30, 2006; however, excluding the impact of our recent IBX center openings in the Chicago, Los Angeles, Silicon Valley and Washington, D.C. metro areas, our utilization rate would have been 61% as of June 30, 2007, which varies from market to market among our IBX centers in the 10 markets across the U.S. and Asia-Pacific. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. Once capacity becomes limited, we will perform demand studies to determine if future expansion is warranted. In addition, power and cooling requirements for some customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of draw our customers take from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX centers to support power and cooling needs twice that of previous IBX centers. We could face power limitations in our centers even though we may have additional physical capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows. As a result of these power limitations in our existing IBX centers, the maximum utilization rate that we expect to achieve for most IBX centers until we consider an IBX center full or sold-out is approximately 75-80% depending on the building configurations. Due to these power limitations, commencing with the first quarter of 2007, we began to track the utilization of our centers on a net sellable cabinet capacity basis. Therefore, our utilization rate as of June 30, 2007 on a net sellable cabinet capacity basis was 77% versus the 59% noted above under our previous utilization rate methodology, which does not factor in these power limitations.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service offerings, such as our 2005 expansions in the Silicon Valley, Chicago and Los Angeles metro area markets, our 2006 expansions in the Washington, D.C., Chicago, New York and Tokyo, Japan metro area markets, which are expected to open in 2007 (see “Recent Developments” below), and our 2007 San Jose and Los Angeles property acquisitions and expansions in the Singapore, Washington, D.C., Silicon Valley and Los Angeles metro area markets, as well as our planned IXEurope acquisition. However, we will continue to be very selective with any similar opportunities. As was the case with these recent expansions in our existing markets in the Washington, D.C., Silicon Valley, Chicago, Los Angeles, Tokyo and Singapore metro area markets or our planned expansion in new markets, such as Europe with the IXEurope acquisition, our expansion criteria will be dependent on demand from new and existing customers, quality of the design, power capacity, access to networks, capacity availability in current market location, amount of incremental investment required by us in the targeted property, lead-time to break-even and in-place customers. Like our recent expansions, the right combination of these factors may be attractive to us. Dependent on the particular deal, these acquisitions may require upfront cash payments and additional capital expenditures or may be funded through long-term financing arrangements in order to bring these properties up to Equinix standards. Property expansion may be in the form of a purchase of real property, long-term leasing arrangements or acquisitions. Future purchases, construction or acquisitions may be completed by us or with partners or potential customers to minimize the outlay of cash, which can be significant.

Our business is based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure services. We consider these services recurring as our customers are billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues are a significant component of our total revenues comprising greater than 90% of our total revenues. Over the past few years, greater than half of our then existing customers order new services in any given quarter representing greater than half of the new orders received in each quarter.

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

Recent Developments

In January 2007, we entered into a conditional purchase agreement to purchase the building and property where our original Silicon Valley IBX center is located for $65.0 million, excluding closing costs, which was paid in full in a cash transaction during July 2007 following an initial $6.5 million cash deposit paid in January 2007. We refer to this transaction as the Silicon Valley property acquisition.

In February 2007, one of our wholly-owned subsidiaries obtained a loan of up to $110.0 million to finance up to 60% of the development and construction costs of our Chicago metro area IBX expansion project. We refer to this transaction as the Chicago IBX financing. We periodically receive advances of funds in conjunction with costs incurred for the construction of our Chicago metro area IBX expansion project, which we refer to as our loan payable. As of June 30, 2007, we had received advances totaling $69.3 million. As a result, up to $40.7 million remained available for borrowing from the Chicago IBX financing and is expected to be borrowed periodically during the remaining construction period of the Chicago metro area IBX expansion project until completion by the end of 2007. The loan payable has a maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. The loan payable bears interest at a floating rate (one, three or six month LIBOR plus 2.75%) with interest payable monthly, which commenced March 1, 2007. In July 2007, we received additional advances totaling $11.4 million, bringing the cumulative loan payable to date to $80.7 million with a blended interest rate of 8.125% per annum.

In March 2007, we entered into long-term leases for new space in the same building in which our existing Singapore IBX center is located. Minimum payments under these leases, which qualify as operating leases, total 3.7 million Singapore dollars (approximately $2.4 million as translated using effective exchange rates at June 30, 2007) in cumulative lease payments with monthly payments commencing in the third quarter of 2007. We are building out this new space in multiple phases and plan to invest approximately $15.8 million in total. We plan to spend approximately $12.0 million to build out the first phase, of which approximately $11.2 million was incurred as of June 30, 2007.

In March 2007, we extended an offer of employment to Stephen M. Smith to serve as our Chief Executive Officer and President. Mr. Smith commenced his employment with us on April 2, 2007. Prior to joining us, Mr. Smith served as senior vice president at HP Services, an operating segment of Hewlett-Packard Co., from January 2005 to October 2006. Prior to joining Hewlett-Packard Co., Mr. Smith served as vice president of global professional and managed services at Lucent Technologies Inc. from September 2003 to January 2005. From October 1987 to September 2003, he spent 17 years with Electronic Data Systems Corporation in a variety of positions, including chief sales officer, president of EDS Asia-Pacific, and president of EDS Western Region. Mr. Smith earned a Bachelor of Science degree in engineering from the U.S. Military Academy at West Point.

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

In March 2007, we announced our intention to build out a new IBX center within the Ashburn campus, which will be the fifth IBX center in the Washington, D.C. metro area, in order to further expand our existing Washington, D.C metro area IBX center. We refer to this project as the Washington, D.C. metro area IBX expansion project. We plan to spend approximately $70.0 million for the Washington, D.C. Metro Area IBX Expansion Project, of which $1,996,000 was incurred as of June 30, 2007.

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

In June 2007, we purchased a new property, comprised of land and an empty building, located in El Segundo, California, for $49.0 million, including closing costs, which we paid in full in a cash transaction during June 2007. We intend to build an IBX center on this property, which will be our fourth IBX center in the Los Angeles metro area. We refer to this project as the Los Angeles metro area IBX expansion project.

In June 2007, we announced our plan to invest approximately $41.0 million on an existing IBX center in the Silicon Valley metro area. We refer to this project as the Silicon Valley metro area IBX expansion project. We intend to expand this IBX center for customer availability during the second quarter of 2008.

In June 2007, our wholly-owned subsidiary in the United Kingdom announced an offer to purchase all of the entire issued and to be issued share capital of IXEurope. Under the original terms of the IXEurope acquisition, IXEurope shareholders would have received 125 British pence in cash for each IXEurope share, valuing the share capital of IXEurope on a fully diluted basis at approximately 240.9 million British pounds or approximately $483.3 million (as translated using effective exchange rates at June 30, 2007). However, in July 2007, as a result of an unsolicited conditional offer to acquire IXEurope by another company, we revised the terms of the IXEurope acquisition. Under the revised terms of the IXEurope acquisition, IXEurope shareholders will receive 140 British pence in cash for each IXEurope share valuing the share capital of IXEurope on a fully diluted basis at approximately 270.1 million British pounds or approximately $554.6 million (as translated using effective exchange rates at July 18, 2007). IXEurope operates data centers in the United Kingdom, France, Germany and Switzerland. The combined company will operate under the Equinix name with the current management teams in place in the U.S., Europe and Asia-Pacific. The IXEurope acquisition will be accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” We anticipate completing the IXEurope acquisition in September 2007; however, the closing and its timing are subject to the approval of IXEurope’s shareholders and the U.K. courts as well as the satisfaction or waiver of other closing conditions.

In June 2007, we entered into a senior bridge loan credit agreement with Citibank, N.A., as lender, and as agent for the lender, for a principal amount of $500.0 million, to finance the IXEurope acquisition. We refer to this transaction as the senior bridge loan. The senior bridge loan has an initial maturity of 12 months and, at the initial maturity date, will be converted into a seven-year term loan that will be exchangeable by the lenders at any time into fixed-rate exchange notes with registration rights to the extent we draw down on the senior bridge loan and any amounts outstanding under the senior bridge loan are not repaid within one year. The senior bridge loan bears interest at floating rates during the first three months at an initial rate of LIBOR plus 3.50% per annum and the interest is payable quarterly. The rate for each subsequent three-month period increases by 0.5% over the floating rate in effect for the immediate preceding three-month period. The interest rate for each three-month period will be equal to the greater of the interest rate applicable for such period or 9.0% per annum but will not exceed 11.25% per annum. The drawdown of the senior bridge loan is subject to the completion of the IXEurope acquisition, which is expected to close in September 2007.

In July 2007, we entered into forward contracts to purchase 241.0 million British pounds at an average forward rate of 2.023927, or the equivalent of $487.8 million, to be delivered in September 2007, for purposes of hedging a portion of the purchase price of the IXEurope acquisition.

In July 2007, Christopher Paisley was elected to our board of directors and our audit committee. Mr. Paisley will serve as the audit committee’s chair and as its financial expert. Mr. Paisley has been the Dean’s Executive Professor of Accounting and Finance at the Leavey School of Business at Santa Clara University since January 2001. From September 1985 until May 2000, Mr. Paisley was the Senior Vice President of Finance and Chief Financial Officer of 3Com Corporation. Mr. Paisley currently serves as a director of Electronics for Imaging, Inc. and Volterra Semiconductor Corporation, both public companies.

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

Results of Operations

Three Months Ended June 30, 2007 and 2006

Revenues. Our revenues for the three months ended June 30, 2007 and 2006 were split between the following revenue classifications (dollars in thousands):

	Three months ended June 30,
	2007	%	2006	%
Recurring revenues	$87,904	96%	$65,089	95%

Non-recurring revenues:
Installation and professional services	3,933	4%	3,455	5%
Other	—	0%	4	0%

		4%	3,459	5%

Total revenues	$91,837	100%	$68,548	100%

Our revenues for the three months ended June 30, 2007 and 2006 were geographically comprised of the following (dollars in thousands):

	Three months ended June 30,
	2007	%	2006	%
U.S. revenues	$78,250	85%	$58,900	86%
Asia-Pacific revenues	13,587	15%	9,648	14%

Total revenues	$91,837	100%	$68,548	100%

We recognized revenues of $91.8 million for the three months ended June 30, 2007 as compared to revenues of $68.5 million for the three months ended June 30, 2006, a 34% increase. We analyze our business geographically between the U.S. and Asia-Pacific as further discussed below.

U.S. Revenues. We recognized U.S. revenues of $78.2 million for the three months ended June 30, 2007 as compared to $58.9 million for the three months ended June 30, 2006. U.S. revenues consisted of recurring revenues of $75.5 million and $56.1 million, respectively, for the three months ended June 30, 2007 and 2006, a 35% increase. U.S. recurring revenues consist primarily of colocation and interconnection services plus a nominal amount of managed infrastructure services and rental income. The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers acquired during the period as reflected in the growth in our customer count and utilization rate as discussed above both in our new and existing IBX centers, as well as selective price increases in each of our IBX markets. Most notably, we recorded $11.0 million of revenues during the three months ended June 30, 2007 from our newly opened IBX centers in the Chicago, Los Angeles, Silicon Valley and Washington, D.C. metro areas. In addition, we recorded a net adjustment of $775,000 to our U.S. recurring revenues as a result of correcting billing errors attributable to prior periods, the net impact of which increased our U.S. recurring revenues for the three months ended June 30, 2007. We concluded that the cumulative credit to recurring revenues, totaling $775,000, was not material to any previously-reported historical period and expected results of operations for the current fiscal year. As such, this cumulative credit was recorded in the quarter ended June 30, 2007 and is included in the statement of operations for the three months ended June 30, 2007. We expect our U.S. recurring revenues, particularly colocation and interconnection services, to continue to remain our most significant source of revenue for the foreseeable future.

In addition, U.S. revenues consisted of non-recurring revenues of $2.7 million and $2.8 million, respectively, for the three months ended June 30, 2007 and 2006. U.S. non-recurring revenues consisted of the recognized portion of deferred installation and professional services.

Asia-Pacific Revenues. We recognized Asia-Pacific revenues of $13.6 million for the three months ended June 30, 2007 as compared to $9.6 million for the three months ended June 30, 2006, a 41% increase. Asia-Pacific revenues consisted of recurring revenues of $12.4 million and $9.0 million, respectively, for the three months ended June 30, 2007 and 2006, consisting primarily of colocation and managed infrastructure services. Our Asia-Pacific colocation revenues are similar to the revenues that we generate from our U.S. IBX centers; however, our Singapore IBX center has additional managed infrastructure service revenue, such as mail service and managed platform solutions, which we do not currently offer in any other IBX center location. In addition, Asia-Pacific revenues consisted of non-recurring revenues of $1.2 million and $663,000, respectively, for the three months ended June 30, 2007 and 2006. Asia-Pacific revenues are generated from Hong Kong, Singapore, Sydney and Tokyo, with Singapore representing approximately 36% and 40%, respectively, of the regional revenues for the three months ended June 30, 2007 and 2006. The overall growth in our Asia-Pacific revenues is primarily the result of an increase in the customer base in this region during the past year, particularly in Hong Kong, Sydney and Tokyo. In addition, during the three months ended June 30, 2007, we recorded $323,000 of revenues from our new IBX center in Tokyo, which we acquired in December 2006. We expect our Asia-Pacific revenues to continue to grow.

Cost of Revenues. Cost of revenues were $55.6 million for the three months ended June 30, 2007 as compared to $45.6 million for the three months ended June 30, 2006, a 22% increase.

U.S. Cost of Revenues. U.S. cost of revenues was $47.9 million for the three months ended June 30, 2007 as compared to $40.1 million for the three months ended June 30, 2006. U.S. cost of revenues for the three months ended June 30, 2007 included (i) $18.3 million of depreciation and amortization expense, (ii) $791,000 of accretion expense for our asset retirement obligations and restructuring charges for certain leasehold interests recorded in 2004 and 2005 as we accrete the related liabilities to the total estimated future cash payments needed and (iii) $845,000 of stock-based compensation expense. U.S. cost of revenues for the three months ended June 30, 2006 included (i) $16.0 million of depreciation and amortization expense, (ii) $931,000 of accretion expense for our asset retirement obligations and restructuring charges for certain leasehold interests recorded in 2004 and 2005 as we accrete the related liabilities to the total estimated future cash payments needed and (iii) $837,000 of stock-based compensation. Our U.S. cost of revenues for the three months ended June 30, 2007 also included $5.1 million of incremental cash operating costs not incurred in the prior year associated with the recently opened IBX centers in the Silicon Valley, Chicago, Los Angeles and Washington, D.C. metro areas, and the IBX centers under construction in the Chicago, New York and Washington, D.C. metro areas. Excluding depreciation and amortization expense, accretion expense, stock-based compensation expense and the incremental cash costs associated with operating our new IBX centers, U.S. cost of revenues increased period over period to $20.8 million for the three months ended June 30, 2007 from $20.3 million for the three months ended June 30, 2006, a 3% increase. We continue to anticipate that our cost of revenues will increase in the foreseeable future to the extent that the occupancy levels in our U.S. IBX centers increase and as newly-opened IBX centers in the Silicon Valley, Chicago, Los Angeles and Washington, D.C. metro areas commence operations more fully in 2007. However, a portion of our expected increase in U.S. cost of revenues will be partially offset by a reduction in rent expense as a result of our Silicon Valley property acquisition. We expect that this savings in rent expense will be approximately $2.0 million annually; however, part of the rent savings will be offset by increases in depreciation and property tax.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues was $7.7 million for the three months ended June 30, 2007 as compared to $5.5 million for the three months ended June 30, 2006. Asia-Pacific cost of revenues for the three months ended June 30, 2007 and 2006 included $1.7 million and $873,000, respectively, of depreciation and amortization expense. Our Asia-Pacific cost of revenues for the three months ended June 30, 2007 also included $779,000 of incremental cash operating costs not incurred in the prior year associated with our new IBX center in Tokyo and our Singapore IBX expansion project. Excluding depreciation and amortization expense, stock-based compensation expense and the incremental cash costs associated with operating our new IBX centers in the Tokyo and Singapore metro areas, Asia-Pacific cost of revenues increased period over period to $5.1 million for the three months ended June 30, 2007 from $4.5 million for the three months ended June 30, 2006, a 12% increase. This increase is primarily the result of an increase in compensation, repair and maintenance, and increasing utility and bandwidth costs in line with increasing customer installations and revenues attributed to customer growth. Our Asia-Pacific cost of revenues is generated in Hong Kong, Singapore, Sydney and Tokyo. There are several managed infrastructure service revenue streams unique to our Singapore IBX center, such as mail service and managed platform solutions, that are more labor intensive than our service offerings in the United States. We anticipate that our Asia-Pacific cost of revenues will increase in the foreseeable future in connection with overall revenue growth and our expansions in the Tokyo and Singapore metro areas.

Sales and Marketing. Sales and marketing expenses were $8.5 million for both the three months ended June 30, 2007 and 2006.

U.S. Sales and Marketing Expenses. U.S. sales and marketing expenses decreased to $7.1 million for the three months ended June 30, 2007 from $7.3 million for the three months ended June 30, 2006. Included in U.S. sales and marketing expenses for the three months ended June 30, 2007 and 2006 was $1.4 million and $2.0 million, respectively, of stock-based compensation expense. Excluding stock-based compensation expense, U.S. sales and marketing expenses increased to $5.7 million for the three months ended June 30, 2007 as compared to $5.3 million for the three months ended June 30, 2006, a 7% increase. This increase is primarily attributable to increased sales compensation as a result of revenue growth. Going forward, we expect to see U.S. sales and marketing spending to increase nominally in absolute dollars as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. Asia-Pacific sales and marketing expenses increased to $1.4 million for the three months ended June 30, 2007 as compared to $1.2 million for the three months ended June 30, 2006, a 21% increase. This increase was primarily due to general salary increases and sales compensation of approximately $215,000 over the prior period associated with the overall growth in this region. Our Asia-Pacific sales and marketing expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. We expect that our Asia-Pacific sales and marketing expenses will experience some growth in the foreseeable future as we continue to grow our business.

General and Administrative. General and administrative expenses increased to $24.9 million for the three months ended June 30, 2007 from $17.7 million for the three months ended June 30, 2006.

U.S. General and Administrative Expenses. U.S. general and administrative expenses increased to $21.6 million for the three months ended June 30, 2007 as compared to $15.0 million for the three months ended June 30, 2006. Included in U.S. general and administrative expenses for the three months ended June 30, 2007 were $6.5 million of stock-based compensation expense and $1.5 million of depreciation expense. Included in U.S. general and administrative expenses for the three months ended June 30, 2006 were $5.2 million of stock-based compensation expense and $522,000 of depreciation expense. Excluding stock-based compensation expense and depreciation expense, U.S. general and administrative expenses increased to $13.7 million for the three months ended June 30, 2007, as compared to $9.3 million for the three months ended June 30, 2006, a 47% increase. This increase is primarily due to approximately $1.2 million of higher compensation costs, including general salary increases, benefits and headcount growth (194 U.S. general and administrative employees as of June 30, 2007 versus 162 as of June 30, 2006), $1.4 million as a result of a negotiated tax filing agreement with a former employee and an increase in professional fees of approximately $682,000 due primarily to an increase in various consulting projects in connection with our growth strategies. Going forward, we expect U.S. general and administrative spending to increase as we continue to scale our operations to support our growth.

Asia-Pacific General and Administrative Expenses. Asia-Pacific general and administrative expenses increased to $3.3 million for the three months ended June 30, 2007 as compared to $2.7 million for the three months ended June 30, 2006. Included in Asia-Pacific general and administrative expenses for the three months ended June 30, 2007 and 2006 was $924,000 and $639,000, respectively, of stock-based compensation expense. Excluding stock-based compensation expense, Asia-Pacific general and administrative expenses increased to $2.3 million for the three months ended June 30, 2007, as compared to $2.1 million for the three months ended June 30, 2006, a 10% increase. This increase was primarily due to higher compensation costs, including general salary increases, benefits and headcount growth (95 Asia-Pacific general and administrative employees as of June 30, 2007 versus 85 as of June 30, 2006). Our Asia-Pacific general and administrative expenses are generated in Hong Kong, Singapore, Sydney and Tokyo. Our Asia-Pacific headquarter office is located in Singapore. We expect that our Asia-Pacific general and administrative expenses will experience some moderate growth in the foreseeable future.

Restructuring Charges. During the three months ended June 30, 2007, we recorded an additional restructuring charge of $407,000 as a result of revised sublease assumptions for our excess space lease in the Los Angeles metro area as a result of new information becoming available. The original restructuring charge for this lease, along with one other lease in the New York metro area, was recorded in the fourth quarter of 2004 and totaled $17.7 million. We are contractually committed to these two excess space leases through 2015.

Interest Income. Interest income increased to $5.1 million from $1.7 million for the three months ended June 30, 2007 and 2006, respectively. The increase in interest income was primarily due to higher invested balances from the proceeds of our $250.0 million convertible notes offering in March 2007 and higher yields on cash and cash equivalent balances held in interest-bearing accounts. The average yield for the three months ended June 30, 2007 was 5.20% versus 4.49% for the three months ended June 30, 2006. We expect our interest income to decrease for the foreseeable future due to the utilization of our cash to finance our expansion activities.

Interest Expense. Interest expense increased to $6.1 million from $3.6 million for the three months ended June 30, 2007 and 2006, respectively. The increase in interest expense was primarily due to new financings entered into during 2006 and 2007: (i) additional financing of $40.0 million under the Ashburn campus mortgage payable during the three months ended December 31, 2006, which bears interest at 8.0% per annum, (ii) our $110.0 million Chicago IBX financing, which is drawn down during the construction period of the Chicago metro area IBX expansion project, of which $69.3 million was outstanding as of June 30, 2007 with interest at 8.125% per annum and (iii) our $250.0 million financing from the convertible subordinated notes offering in March 2007, which bears interest at 2.5% per annum. This increase was partially offset by the $54.0 million partial conversion of our 2.5% convertible subordinated debentures in March 2007 that resulted in a decrease in interest expense. Although we now have higher debt balances, we are also capitalizing more interest in connection with various construction projects related to our IBX expansion efforts. During the three months ended June 30, 2007 and 2006, we capitalized $1.6 million and $425,000, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we obtain additional financing to fund our expansion efforts, such as the senior bridge loan obtained in connection with our plan to acquire IXEurope.

Income Taxes. For the three months ended June 30, 2007 and 2006, we recorded $197,000 and $215,000, respectively, of income tax expense. The tax provision recorded in the three months ended June 30, 2007 is primarily attributable to our foreign operations. The tax provision recorded in the three months ended June 30, 2006 is primarily attributable to federal alternative minimum tax and foreign jurisdictions. A full valuation allowance is recorded against our net deferred tax assets in all jurisdictions other than Singapore as management cannot conclude, based on available objective evidence including recurring historical losses, that it is more likely than not that the net value of our deferred tax assets will be realized. We have not incurred any significant income tax expense since inception and we do not expect to incur any significant income tax expense during 2007 other than foreign income and domestic alternative minimum tax.

Six Months Ended June 30, 2007 and 2006

Revenues. Our revenues for the six months ended June 30, 2007 and 2006 were split between the following revenue classifications (dollars in thousands):

	Six months ended June 30,
	2007	%	2006	%
Recurring revenues	$168,790	95%	$126,841	95%

Non-recurring revenues:
Installation and professional services	8,156	5%	6,555	5%
Other	—	0%	21	0%

	8,156	5%	6,576	5%

Total revenues	$176,946	100%	$133,417	100%

Our revenues for the six months ended June 30, 2007 and 2006 were geographically comprised of the following (dollars in thousands):

	Six months ended June 30,
	2007	%	2006	%
U.S. revenues	$150,776	85%	$114,740	86%
Asia-Pacific revenues	26,170	15%	18,677	14%

Total revenues	$176,946	100%	$133,417	100%

We recognized revenues of $176.9 million for the six months ended June 30, 2007 as compared to revenues of $133.4 million for the six months ended June 30, 2006, a 33% increase. We analyze our business geographically between the U.S. and Asia-Pacific as further discussed below.

U.S. Revenues. We recognized U.S. revenues of $150.8 million for the six months ended June 30, 2007 as compared to $114.7 million for the six months ended June 30, 2006. U.S. revenues consisted of recurring revenues of $144.8 million and $109.3 million, respectively, for the six months ended June 30, 2007 and 2006, a 32% increase. The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers acquired during the period as reflected in the growth in our customer count and utilization rate as discussed above both in our new and existing IBX centers, as well as selective price increases in each of our IBX markets. Most notably, we recorded $18.4 million of revenues during the six months ended June 30, 2007 from our newly opened IBX centers in the Chicago, Los Angeles, Silicon Valley and Washington, D.C. metro areas. In addition, we recorded a net adjustment of $775,000 to our U.S. recurring revenues as a result of correcting billing errors attributable to prior periods, the net impact of which increased our U.S. recurring revenues for the six months ended June 30, 2007. We concluded that the cumulative credit to recurring revenues, totaling $775,000, was not material to any previously-reported historical period and expected results of operations for the current fiscal year. As such, this cumulative credit was recorded during the three months ended June 30, 2007 and is included in the statement of operations for the six months ended June 30, 2007. We expect our U.S. recurring revenues, particularly colocation and interconnection services, to continue to remain our most significant source of revenue for the foreseeable future.

In addition, U.S. revenues consisted of non-recurring revenues of $6.0 million and $5.4 million, respectively, for the six months ended June 30, 2007 and 2006. U.S. non-recurring revenues increased 11% period over period, primarily due to strong existing and new customer growth during the year.

Asia-Pacific Revenues. We recognized Asia-Pacific revenues of $26.1 million for the six months ended June 30, 2007 as compared to $18.7 million for the six months ended June 30, 2006, a 40% increase. Asia-Pacific revenues consisted of recurring revenues of $24.0 million and $17.5 million, respectively, for the six months ended June 30, 2007 and 2006, consisting primarily of colocation and managed infrastructure services. In addition, Asia-Pacific revenues consisted of non-recurring revenues of $2.1 and $1.2 million, respectively, for the six months ended June 30, 2007 and 2006. Asia-Pacific revenues are generated from Hong Kong, Singapore, Sydney and Tokyo, with Singapore representing approximately 35% and 40%, respectively, of the regional revenues for the six months ended June 30, 2007 and 2006. The overall growth in our Asia-Pacific revenues is primarily the result of an increase in the customer base in this region during the past year, particularly in Hong Kong, Sydney and Tokyo. In addition, during the six months ended June 30, 2007, we recorded $635,000 of revenues from our new IBX center in Tokyo, which we acquired in December 2006. We expect our Asia-Pacific revenues to continue to grow.

Cost of Revenues. Cost of revenues were $108.4 million for the six months ended June 30, 2007 as compared to $88.9 million for the six months ended June 30, 2006, a 22% increase.

U.S. Cost of Revenues. U.S. cost of revenues was $93.4 million for the six months ended June 30, 2007 as compared to $78.0 million for the six months ended June 30, 2006. U.S. cost of revenues for the six months ended June 30, 2007 included (i) $35.6 million of depreciation and amortization expense, (ii) $1.6 million of accretion expense for our asset retirement obligations and restructuring charges for certain leasehold interests recorded in 2004 and 2005 as we accrete the related liabilities to the total estimated future cash payments needed and (iii) $1.8 million of stock-based compensation expense. U.S. cost of revenues for the six months ended June 30, 2006 included (i) $31.4 million of depreciation and amortization expense, (ii) $1.9 million of accretion expense for our asset retirement obligations and restructuring charges for certain leasehold interests recorded in 2004 and 2005 as we accrete the related liabilities to the total estimated future cash payments needed and (iii) $1.5 million of stock-based compensation. Our U.S. cost of revenues for the six months ended June 30, 2007 also included $9.0 million of incremental cash operating costs not incurred in the prior year associated with the recently opened IBX centers in the Silicon Valley, Chicago, Los Angeles and Washington, D.C. metro areas, and the IBX centers under construction in the Chicago, New York and Washington, D.C. metro areas. Excluding depreciation and amortization expense, accretion expense, stock-based compensation expense and the incremental cash costs associated with operating our new IBX centers, U.S. cost of revenues increased period over period to $41.9 million for the six months ended June 30, 2007 from $39.7 million for the six months ended June 30, 2006, a 5% increase. This increase is primarily the result of increasing utility costs in line with increasing customer installations and revenues attributed to customer growth. We continue to anticipate that our cost of revenues will increase in the foreseeable future to the extent that the occupancy levels in our U.S. IBX centers increase and as newly-opened IBX centers in the Silicon Valley, Chicago, Los Angeles and Washington, D.C. metro areas commence operations more fully in 2007. However, a portion of our expected increase in U.S. cost of revenues will be partially offset by a reduction in rent expense as a result of our Silicon Valley property acquisition. We expect that this savings in rent expense will be approximately $2.0 million annually; however, part of the rent savings will be offset by increases in depreciation and property tax.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues was $15.0 million for the six months ended June 30, 2007 as compared to $10.9 million for the six months ended June 30, 2006. Asia-Pacific cost of revenues for the six months ended June 30, 2007and 2006 included $3.3 million and $1.8 million, respectively, of depreciation and amortization expense. Our Asia-Pacific cost of revenues for the six months ended June 30, 2007 also included $1.4 million of incremental cash operating costs not incurred in the prior year associated with our new IBX centers in the Tokyo and Singapore metro areas. Excluding depreciation and amortization expense, stock-based compensation expense and the incremental cash costs associated with operating our new Tokyo IBX center and our Singapore IBX expansion project, Asia-Pacific cost of revenues increased period over period to $9.9 million for the six months ended June 30, 2007 from $8.9 million for the six months ended June 30, 2006, a 12% increase. This increase is primarily the result of an increase in compensation, repair and maintenance, and increasing utility and bandwidth costs in line with increasing customer installations and revenues attributed to customer growth. We anticipate that our Asia-Pacific cost of revenues will increase in the foreseeable future in connection with overall revenue growth and our expansions in the Tokyo and Singapore metro areas.

Sales and Marketing. Sales and marketing expenses increased to $17.2 million for the six months ended June 30, 2007 from $15.7 million for the six months ended June 30, 2006.

U.S. Sales and Marketing Expenses. U.S. sales and marketing expenses increased to $14.2 million for the six months ended June 30, 2007 from $13.6 million for the six months ended June 30, 2006. Included in U.S. sales and marketing expenses was $3.7 million of stock-based compensation expense for both the six months ended June 30, 2007 and 2006. Excluding stock-based compensation expense, U.S. sales and marketing expenses increased to $10.5 million for the six months ended June 30, 2007 as compared to $9.8 million for the six months ended June 30, 2006, a 7% increase. This increase is primarily attributable to increased sales compensation as a result of revenue growth. Going forward, we expect to see U.S. sales and marketing spending to increase nominally in absolute dollars as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. Asia-Pacific sales and marketing expenses increased to $3.0 million for the six months ended June 30, 2007 as compared to $2.1 million for the six months ended June 30, 2006, a 41% increase. This increase was primarily due to general salary increases and sales compensation of approximately $599,000 over the prior period associated with the overall growth in this region. We expect that our Asia-Pacific sales and marketing expenses will experience some growth in the foreseeable future as we continue to grow our business.

General and Administrative. General and administrative expenses increased to $47.7 million for the six months ended June 30, 2007 from $34.9 million for the six months ended June 30, 2006.

U.S. General and Administrative Expenses. U.S. general and administrative expenses increased to $41.1 million for the six months ended June 30, 2007 as compared to $28.9 million for the six months ended June 30, 2006. Included in U.S. general and administrative expenses for the six months ended June 30, 2007 were $12.5 million of stock-based compensation expense and $2.8 million of depreciation expense. Included in U.S. general and administrative expenses for the six months ended June 30, 2006 were $9.7 million of stock-based compensation expense and $1.0 million of depreciation expense. Excluding stock-based compensation expense and depreciation expense, U.S. general and administrative expenses increased to $25.9 million for the six months ended June 30, 2007, as compared to $18.1 million for the six months ended June 30, 2006, a 43% increase. This increase is primarily due to approximately $2.4 million of higher compensation costs, including general salary increases, benefits and headcount growth, $1.4 million as a result of a negotiated tax filing agreement with a former employee and an increase in professional fees of approximately $2.1 million due primarily to an increase in various consulting projects in connection with our growth strategies. Going forward, we expect U.S. general and administrative spending to increase as we continue to scale our operations to support our growth.

Asia-Pacific General and Administrative Expenses. Asia-Pacific general and administrative expenses increased to $6.6 million for the six months ended June 30, 2007 as compared to $6.0 million for the six months ended June 30, 2006. Included in Asia-Pacific general and administrative expenses for the six months ended June 30, 2007 and 2006 was $1.8 million and $1.2 million, respectively, of stock-based compensation expense. Excluding stock-based compensation expense, Asia-Pacific general and administrative expenses were flat at $4.7 million for both the six months ended June 30, 2007 and 2006. We expect that our Asia-Pacific general and administrative expenses will experience some moderate growth in the foreseeable future.

Restructuring Charges. During the six months ended June 30, 2007, we recorded an additional restructuring charge of $407,000 as a result of revised sublease assumptions for our excess space lease in the Los Angeles metro area as a result of new information becoming available. The original restructuring charge for this lease, along with one other lease in the New York metro area, was recorded in the fourth quarter of 2004 and totaled $17.7 million. We are contractually committed to these two excess space leases through 2015.

Interest Income. Interest income increased to $7.0 million from $3.3 million for the six months ended June 30, 2007 and 2006, respectively. The increase in interest income was primarily due to higher invested balances from the proceeds of our $250.0 million convertible notes offering in March 2007 and higher yields on cash and cash equivalent balances held in interest-bearing accounts. The average yield for the six months ended June 30, 2007 was 5.21% versus 4.33% for the six months ended June 30, 2006. We expect our interest income to decrease for the foreseeable future due to the utilization of our cash to finance our expansion activities.

Interest Expense. Interest expense increased to $9.6 million from $7.4 million for the six months ended June 30, 2007 and 2006, respectively. The increase in interest expense was primarily due to new financings entered into during 2006 and 2007: (i) additional financing of $40.0 million under the Ashburn campus mortgage payable during the three months ended December 31, 2006, which bears interest at 8.0% per annum, (ii) our $110.0 million Chicago IBX financing, which is drawn down during the construction period of the Chicago metro area IBX expansion project, of which $69.3 million was outstanding as of June 30, 2007 with interest at 8.125% per annum and (iii) our $250.0 million financing from the convertible subordinated notes offering in March 2007, which bears interest at 2.5% per annum. This increase was partially offset by the $54.0 million partial conversion of our 2.5% convertible subordinated debentures in March 2007 that resulted in a decrease in interest expense. Although we now have higher debt balances, we are also capitalizing more interest in connection with various construction projects related to our IBX expansion efforts. During the six months ended June 30, 2007 and 2006, we capitalized $3.1 million and $688,000, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we obtain additional financing to fund our expansion efforts, such as the senior bridge loan obtained in connection with our plan to acquire IXEurope.

Loss on Conversion of Debt. During the three months ended March 31, 2007, we retired $54.0 million of our convertible subordinated debentures in exchange for approximately 1.4 million newly issued shares of our common stock and a $3.4 million cash inducement fee. As a result, during the six months ended June 30, 2007, we recognized a loss on debt conversion totaling $3.4 million in accordance with FASB No. 84, “Induced Conversions of Convertible Debt,” due to the inducement fee.

Income Taxes. For the six months ended June 30, 2007 and 2006, we recorded $551,000 and $600,000, respectively, of income tax expense. The tax provision recorded in the six months ended June 30, 2007 is primarily attributable to our foreign operations. The tax provision recorded in the six months ended June 30, 2006 is primarily attributable to federal alternative minimum tax and foreign jurisdictions. A full valuation allowance is recorded against our net deferred tax assets in all jurisdictions other than Singapore as management cannot conclude, based on available objective evidence including recurring historical losses, that it is more likely than not that the net value of our deferred tax assets will be realized. We have not incurred any significant income tax expense since inception and we do not expect to incur any significant income tax expense during 2007 other than foreign income and domestic alternative minimum tax.

Cumulative Effect of a Change in Accounting Principle. As a result of our adoption of SFAS No. 123(R), “Share-Based Payment,” during the three months ended March 31, 2006, we recorded a reduction of expense totaling $376,000, which is reflected as a cumulative effect of a change in accounting principle on our statement of operations for this period. This amount reflects the application of an estimated forfeiture rate to partially vested employee equity awards as of January 1, 2006 that we accounted for under

APB 25, which was primarily for restricted stock awards to our executive officers that were granted during the first quarter of 2005. During the six months ended June 30, 2007, no cumulative effect of a change in accounting principle was recorded in our statement of operations.

Liquidity and Capital Resources

As of June 30, 2007, our total indebtedness was comprised of (i) convertible debt totaling $282.3 million from our convertible subordinated debentures and our convertible subordinated notes as outlined below and (ii) non-convertible debt and financing obligations totaling $260.9 million from our Washington D.C. metro area IBX capital lease, San Jose IBX equipment and fiber financing, Chicago IBX equipment financing, Los Angeles IBX financing, Ashburn campus mortgage payable and Chicago IBX financing.

In July 2007, as a result of an unsolicited conditional offer to acquire IXEurope by another company, we revised the terms of the IXEurope acquisition. Under the revised terms of the IXEurope acquisition, IXEurope shareholders will receive 140 British pence in cash for each IXEurope share valuing the share capital of IXEurope on a fully diluted basis at approximately 270.1 million British pounds or approximately $554.6 million (as translated using effective exchange rates at July 18, 2007). We expect to close the IXEurope acquisition in September 2007; however, the closing and its timing are subject to the approval of IXEurope’s shareholders and the U.K. courts as well as the satisfaction or waiver of other closing conditions. In order to provide cash to fund the IXEurope acquisition, we entered into the senior bridge loan credit agreement with Citibank, N.A., as lender, and as agent for the lender, for a principal amount of $500.0 million in June 2007 and we are currently seeking alternative permanent sources of financing, both debt and/or equity, to fund this acquisition.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities and anticipated cash from financings, to meet our operating requirements for at least the next 12 months. As of June 30, 2007, we had $324.0 million of cash, cash equivalents and short-term and long-term investments. As of June 30, 2007, we had a total of $600.3 million of additional liquidity available to us, which is comprised of (i) $40.7 million under the Chicago IBX financing for the Chicago metro area IBX expansion project, (ii) $59.6 million under the $75.0 million Silicon Valley Bank revolving credit line in the event we need additional cash to fund expansion activities, fund working capital requirements or pursue attractive strategic opportunities that may become available in the future and (iii) $500.0 million under the senior bridge loan available only for purposes of the IXEurope acquisition. In addition, from time to time we assess external financing opportunities, both debt and equity, as alternative sources for financing such activities and opportunities. While we expect that our cash flow from operations will continue to increase, we expect our cash flow used in investing activities, primarily as a result of our expected purchases of property and equipment to complete our announced expansion projects, will also increase and we expect our cash flow used in investing activities to be greater than our cash flows generated from operating activities. Given our limited operating history, additional potential expansion opportunities that we may decide to pursue and other business risks that may cause our operating results to fluctuate, we may not achieve our desired levels of profitability or cash requirements in the future. For further information, refer to “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q below.

Sources and Uses of Cash

Net cash provided by our operating activities was $57.7 million and $28.9 million for the six months ended June 30, 2007 and 2006, respectively. This increase was primarily due to improved operating results; however, this increase was also impacted by favorable net working capital improvements, primarily less growth in accounts receivable due to strong collection activity and an increase in accrued expenses. Even with the payment of certain of these accrued expenses in the second half of 2007, we expect that we will continue to generate cash from our operating activities throughout the remainder of 2007 and beyond.

Net cash used in our investing activities was $229.9 million and $60.9 million for the six months ended June 30, 2007 and 2006, respectively. Net cash used in investing activities for the six months ended June 30, 2007 was primarily the result of the capital expenditures required to bring our recently announced and current IBX expansion projects to Equinix standards, and to support our growing customer base, the deposit for the conditional purchase of our San Jose IBX property in January 2007 of $6.5 million, as well as the purchase of our Los Angeles IBX property in June 2007 of $49.0 million, partially offset by net maturities of our short-term and long-term investments. Net cash used in investing activities for the six months ended June 30, 2006 was primarily the result of the capital expenditures required to bring our recently acquired IBX centers in the Silicon Valley, Chicago and Los Angeles metro areas to Equinix standards, the Washington, D.C. metro area IBX expansion project and to support our growing customer base, as well as the net purchases of our short-term and long-term investments and the purchase of our Chicago IBX property in June 2006 for $9.8 million. For the remainder of 2007 and beyond, we anticipate that our cash used in investing activities, excluding the purchases, sales and maturities of short-term and long-term investments, will primarily be for the IXEurope acquisition and our capital expenditures, which we expect to be substantial, as well as additional purchases of real estate that we may undertake in the future.

Net cash provided by financing activities was $323.8 million for the six months ended June 30, 2007. Net cash used in our financing activities was $10.1 million for the six months ended June 30, 2006. Net cash provided by financing activities for the six months ended June 30, 2007, was primarily the result of $250.0 million in gross proceeds form our convertible subordinated notes offering, $69.3 million in gross proceeds from our loan payable in connection with the Chicago IBX financing and proceeds from our various employee stock plans, partially offset by debt issuance costs and principal payments for our capital leases and other financing obligations and Ashburn campus mortgage payable. Net cash used for the six months ended June 30, 2006, was primarily due to the repayment of the $30.0 million drawdown from the $50.0 million Silicon Valley Bank revolving credit line that we borrowed in October 2005 and principal payments for our capital lease and other financing obligations and Ashburn campus mortgage payable, partially offset by proceeds from the exercises of employee stock options and purchases from our employee stock purchase plan.

Debt Obligations –Convertible Debt

Convertible Subordinated Debentures. During February 2004, we sold $86.3 million in aggregate principal amount of 2.5% convertible subordinated debentures due 2024, convertible into 2.2 million shares of our common stock, to qualified institutional buyers. The interest on the convertible subordinated debentures is payable semi-annually every February and August, which commenced August 2004, and is payable in cash. In March 2007, we entered into agreements with certain holders of these convertible subordinated debentures to exchange an aggregate of 1.4 million newly issued shares of our common stock for such holders’ $54.0 million of $86.3 million principal amount of the convertible subordinated debentures. The number of shares of common stock issued equals the amount issuable upon conversion of the convertible subordinated debentures in accordance with their original terms. In addition, each holder received cash consideration equal to accrued and unpaid interest through the redemption date totaling $110,000, as well as the present value of future interest due through February 15, 2009 and an incremental fee, totaling $3.4 million as an inducement fee.

Holders of the 2.5% convertible subordinated debentures that remain outstanding may require us to purchase all or a portion of their debentures on February 15, 2009, February 15, 2014 and February 15, 2019, in each case at a price equal to 100% of the principal amount of the debentures plus any accrued and unpaid interest. In addition, holders of the convertible subordinated debentures may convert their debentures into shares of our common stock upon certain defined circumstances, including during any calendar quarter if the closing price of our common stock is greater than or equal to 120% of $39.50 per share of our common stock, or approximately $47.40 per share, for twenty consecutive trading days during the period of thirty consecutive trading days ending on the last day of the previous calendar quarter. We may redeem all or a portion of the debentures at any time after February 15, 2009 at a redemption price equal to 100% of the principal amount of the debentures plus any accrued and unpaid interest.

As of June 30, 2007, a total of $32.3 million convertible subordinated debentures remained outstanding and were convertible into 816,458 shares of our common stock.

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

Debt Obligations – Non-Convertible Debt

Chicago IBX financing. In February 2007, our wholly-owned subsidiary obtained a loan of up to $110.0 million to finance up to 60% of the development and construction costs of the Chicago metro area IBX expansion project, which we refer to as the Chicago IBX financing. Funds are advanced at up to 60% of project costs incurred. As of June 30, 2007, we had received advances representing a loan payable totaling $69.3 million. As a result, up to $40.7 million remained available for borrowing from the Chicago IBX financing and is expected to be borrowed periodically during the remaining construction period of the Chicago metro area IBX expansion project until completion by the end of 2007. The loan payable has a maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. The loan payable bears interest at a floating rate (one, three or six month LIBOR plus 2.75%) with interest payable monthly, which commenced March 1, 2007. As of June 30, 2007, the loan payable had an effective interest rate of 8.125% per annum. The Chicago IBX financing has no specific financial covenants and contains a limited parent company guaranty. In July 2007, we received additional advances totaling $11.4 million, bringing the cumulative loan payable to date to $80.7 million with a blended interest rate of 8.125% per annum.

$75.0 Million Silicon Valley Bank Revolving Credit Line. In March 2007, we amended certain provisions of the Silicon Valley Bank revolving credit line which related to the modification of certain financial covenants, the addition of a liquidity covenant and the revision of the definition of “Approved Subordinated Debt” in order to allow us to proceed with the convertible subordinated notes offering. The liquidity covenant requires us to maintain total liquidity of at least $75.0 million. The liquidity covenant is defined as the sum of cash, cash equivalents, short-term investments, 80% of long-term investments and 10% of net accounts receivable. In the event of a default, Silicon Valley Bank has the right to exercise a notice of control to give Silicon Valley Bank the sole right to control, direct or dispose of the assets as it deems necessary to satisfy our obligations under the Silicon Valley Bank Credit Line, if any. As of June 30, 2007, we were in compliance with all financial covenants in connection with the $75.0 million Silicon Valley Bank revolving credit line including the liquidity covenant. Borrowings under the $75.0 million Silicon Valley Bank revolving credit line will continue to bear interest at variable interest rates, plus the applicable margins, which were in effect prior to the amendment, based on either prime rates or LIBOR rates. The $75.0 million Silicon Valley Bank revolving credit line continues to mature on September 15, 2008 and remains secured by substantially all of our domestic personal property assets and certain of our real property leases. As of June 30, 2007, we had a total of $15.4 million of outstanding letters of credit under the letters of credit sublimit of the $75.0 million Silicon Valley Bank revolving credit line reducing the amount of borrowings available to us to $59.6 million. These letters of credit automatically renew in successive one-year periods until the final termination. If the beneficiaries of these letters of credit decide to draw down on these letters of credit, we will be required to fund these letters of credit either through cash collateral or borrowings under the $75.0 million Silicon Valley Bank revolving credit line. As of June 30, 2007, if we had borrowed against the Silicon Valley Bank revolving credit line, our borrowings would have had an effective interest rate of 7.82% per annum.

Senior bridge loan. In June 2007, we entered into a senior bridge loan with Citibank, N.A., as lender, and as agent for the lender, for a principal amount of $500.0 million, to finance our IXEurope acquisition. The senior bridge loan has an initial maturity of 12 months and, at the initial maturity date, will be converted into a seven-year term loan that will be exchangeable by the lenders at any time into fixed-rate exchange notes with registration rights to the extent we draw down on the senior bridge loan and any amounts outstanding under the senior bridge loan are not repaid within one year. The senior bridge loan bears interest at floating rates during the first three months at an initial rate of LIBOR plus 3.50% per annum and the interest is payable quarterly. The rate for each subsequent three-month period increases by 0.5% over the floating rate in effect for the immediate preceding three-month period. The interest rate for each three-month period will be equal to the greater of the interest rate applicable for such period or 9.0% per annum but will not exceed 11.25% per annum. The drawdown of the senior bridge loan is subject to the completion of the IXEurope acquisition, which is expected to close in September 2007.

Debt Maturities, Financings, Leases and Other Contractual Commitments

We lease our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2025. The following represents our debt maturities, financings, leases and other contractual commitments as of June 30, 2007 (in thousands):

	Convertible debt	Mortgage and loan payable	Capital lease and other financing obligations	Operating leases covered under accrued restructuring charges	Operating leases (1)	Other contractual commitments (1)	Total
2007 (six months)	—	5,082	4,816	7,085	16,808	649,844	683,635
2008	—	10,164	9,860	13,957	33,495	18,308	85,784
2009	32,250	10,164	10,134	14,025	33,270	253	100,096
2010	—	79,427	10,409	4,094	31,830	211	125,971
2011	—	10,164	10,703	4,224	26,846	—	51,937
2012 and thereafter	250,000	143,668	117,652	15,997	139,519	—	666,836

	282,250	258,669	163,574	59,382	281,768	668,616	1,714,259
Less amount representing interest	—	(91,540)	(76,375)	—	—	—	(167,915)
Plus amount representing residual property value	—	—	6,555	—	—	—	6,555
Less amount representing estimated subrental income and expense	—	—	—	(17,899)	—	—	(17,899)
Less amount representing accretion	—	—	—	(5,067)	—	—	(5,067)

	$282,250	$167,129	$93,754	$36,416	$281,768	$668,616	$1,529,933

(1)	Represents off-balance sheet arrangements. Other contractual commitments are described below.

Primarily as a result of our various IBX expansion projects, as of June 30, 2007, we were contractually committed for $96.1 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers prior to making them available to customers for installation, as well as for the San Jose property acquisition. This amount, which is expected to be paid during the remainder of 2007, is reflected in the table above as “other contractual commitments.”

We have other, non-capital purchase commitments in place as of June 30, 2007, such as commitments to purchase power in select locations, primarily in the U.S. and Singapore, through 2007 and thereafter and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during the remainder of 2007. Such other purchase commitments as of June 30, 2007, which total $30.6 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures beyond the $96.1 million contractually committed as of June 30, 2007 in our various IBX expansion projects during the remainder of 2007 and 2008 of approximately $150.0 million to $200.0 million in order to complete the work needed to open these IBX centers. These non-contractual capital expenditures are not reflected in the table above.

We also are contractually committed to acquiring IXEurope in cash for 270.1 million British pounds or approximately $541.9 million (as translated using effective exchange rates at June 30, 2007). We expect to close the IXEurope acquisition in September 2007. This amount, which is expected to be paid in September 2007, is reflected in the table above as “other contractual commitments.”

As previously discussed above, in connection with six of our IBX operating leases and one utilities contract, we have entered into seven irrevocable letters of credit totaling $15.4 million with Silicon Valley Bank, provided in lieu of cash deposits under the letters of credit sublimit provision of the $75.0 million Silicon Valley Bank revolving credit line. If the beneficiaries of these letters of credit decide to draw down on these letters of credit, we will be required to fund these letters of credit either through cash collateral or borrowings under the Silicon Valley Bank revolving credit line. This contingent commitment is not reflected in the table above.

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

In the past, we have employed foreign currency forward exchange contracts for the purpose of hedging certain specifically identified net currency exposures. The use of these financial instruments was intended to mitigate some of the risks associated with fluctuations in currency exchange rates, but does not eliminate such risks. We may decide to employ such contracts again in the future, such as our decision in July 2007 to hedge a portion of the purchase price of the IXEurope acquisition. We do not use financial instruments for trading or speculative purposes.

Interest Rate Risk

Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio. All of our cash equivalents and marketable securities are designated as available-for-sale and are therefore recorded at fair market value on our condensed consolidated balance sheets with the unrealized gains or losses reported as a separate component of other comprehensive income or loss. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of June 30, 2007 our portfolio maturity was relatively short. If current interest rates were to increase or decrease by 10% from their position as of June 30, 2007, the fair market value of our investment portfolio could increase or decrease by approximately $349,000.

An immediate 10% increase or decrease in current interest rates from their position as of June 30, 2007 would furthermore not have a material impact on our debt obligations due to the fixed nature of the majority of our debt obligations. However, the interest expense associated with our $75.0 million revolving credit line, which bears interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR, could be affected. Accordingly, any borrowings from our $75.0 million Silicon Valley Bank revolving credit line are subject to interest rate risk. Assuming $75.0 million was outstanding under the $75.0 million Silicon Valley Bank revolving credit line, for every 100 basis point change in interest rates, our interest expense could increase or decrease by $750,000. The interest expense associated with our Chicago IBX financing, which bears interest at floating rates, plus applicable margins, based on either the prime rate or LIBOR, could also be affected.

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but do not impact our earnings or cash flows. The fair market value of our convertible subordinated debentures and convertible subordinated notes is based on quoted market prices. The estimated fair value of our convertible subordinated debentures at June 30, 2007 was approximately $75.9 million. The estimated fair value of our convertible subordinated notes at June 30, 2007 was approximately $261.0 million.

Foreign Currency Risk

The majority of our recognized revenue is denominated in U.S. dollars, generated mostly from customers in the U.S. However, approximately 15% of our revenues and 14% of our costs are in the Asia-Pacific region, and a large portion of those revenues and costs are denominated in a currency other than the U.S. dollar, primarily the Singapore dollar, Japanese yen and Hong Kong and Australian dollars. As a result, our operating results and cash flows are impacted by currency fluctuations relative to the U.S. dollar. Going forward, we expect that approximately 13-15% of our revenues and costs will continue to be generated and incurred in the Asia-Pacific region in currencies other than the U.S. dollar, as well as significant revenues and costs generated and incurred in the Europe region as a result of the IXEurope acquisition. In addition, we are currently undergoing expansions of our IBX centers in the Tokyo, Japan and Singapore metro area markets. As a result, we are exposed to risks resulting from fluctuations in foreign currency exchange rates in connection with our international expansions. To the extent we are paying contractors in foreign currencies, our expansions could cost more than anticipated from declines in the U.S dollar relative to foreign currencies.

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

In July 2007, we entered into forward contracts to purchase 241.0 million British pounds at an average forward rate of 2.023927, or the equivalent of $487.8 million, to be delivered in September 2007, for purposes of hedging a portion of the purchase price of the IXEurope acquisition.

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

Prior to the Second Circuit’s decision, a Special Litigation Committee of the Equinix Board of Directors approved a settlement agreement and related agreements which set forth the terms of a settlement between us, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. These agreements were submitted to the Court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the Court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Plaintiffs now plan to replead their complaints and move for class certification again. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

While we are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows, we have insurance coverage that we believe is sufficient to cover any reasonably possible liability resulting from this litigation. We and our officers and directors intend to continue to defend the actions vigorously.

On June 29, 2006 and September 18, 2006, shareholder derivative actions were filed in the Superior Court of the State of California, County of San Mateo, naming Equinix as a nominal defendant and several of our current and former officers and directors as individual defendants. These actions were consolidated, and the consolidated complaint was filed in January 2007. The consolidated complaint alleges that the individual defendants breached their fiduciary duties and violated California securities law as a result of purported backdating of stock option grants, insider trading and the preparation and approval of inaccurate financial results. Plaintiffs seek to recover, on behalf of Equinix, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, restitution, and fees and costs. In March 2007, the state court stayed this action in deference to a federal shareholder derivative action filed in the United States District Court for the Northern District of California in October 2006. The federal action named Equinix as a nominal defendant and several current and former officers and directors as individual defendants. This complaint alleged that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of purported backdating of stock options, insider trading and the dissemination of false statements. On April 12, 2007, the federal action was voluntarily dismissed without prejudice pursuant to a joint stipulation entered as an order by the court. On May 3, 2007, the state court lifted the stay on proceedings in the state court action and set a briefing schedule permitting us to file a motion to dismiss on the grounds that plaintiffs lack standing to sue on our behalf. The hearing on our motion to dismiss is scheduled for August 6, 2007. In addition to the pending state court derivative action, we may be subject to additional derivative or other lawsuits that may be presented on an individual or class basis alleging claims based on our stock option granting practices. Similar lawsuits and investigations have been commenced against numerous other companies based on similar allegations.

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

In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business and us:

Risks Related to Our Business

We may not be able to successfully integrate IXEurope and achieve benefits from the IXEurope acquisition.

On June 27, 2007, we announced our intention to acquire the entire issued and to be issued share capital of IXEurope. It is expected that the IXEurope acquisition will be effective in September 2007, subject to the satisfaction of all relevant conditions. We will only achieve the benefits that are expected to result from the IXEurope acquisition if we can successfully integrate each company’s administrative, finance, operations, sales and marketing organizations, and implement appropriate systems and controls.

Upon the IXEurope acquisition, the integration of IXEurope into our operations will involve a number of risks, including:

•	the possible diversion of our management’s attention from other business concerns, including our previously announced expansion plans in the U.S and Asia-Pacific;

•	the potential inability to successfully pursue some or all of the anticipated revenue opportunities associated with the IXEurope acquisition;

•	the possible loss of IXEurope’s key employees;

•	the potential inability to achieve expected operating efficiencies in IXEurope’s operations;

•	the inability to successfully integrate IXEurope’s operations with our own;

•	the increased complexity and diversity of our operations after the IXEurope acquisition compared to our prior operations; and

•	unanticipated problems or liabilities.

If we fail to integrate IXEurope successfully and/or fail to realize the intended benefits of the IXEurope acquisition, our results of operations could be adversely affected.

Our substantial debt could adversely affect our cash flow and limit our flexibility to raise additional capital.

We have a significant amount of debt. As of June 30, 2007, our total indebtedness was approximately $543.1 million and stockholders’ equity was $442.7 million. We intend to finance the IXEurope acquisition by raising money through a permanent debt or equity offering, or a combination thereof. To the extent we offer additional equity, our current stockholders will experience dilution and the market price of our common stock may be adversely affected. Furthermore, any additional debt issuance will increase the amount of debt we currently have outstanding. In addition, on June 27, 2007 we entered into the senior bridge loan for a principal amount of $500.0 million. To the extent we are unable to finance the IXEurope acquisition with a permanent debt or equity offering, we intend to draw down amounts under the senior bridge loan. We would then attempt to repay any amounts drawn under the senior bridge loan with the proceeds from a subsequent permanent debt and/or equity offering.

Our substantial amount of debt could have important consequences. For example, it could:

•

require us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, reducing the availability of our cash flow to fund future capital expenditures, working capital, execution of our expansion strategy and other general corporate requirements;

•	make it more difficult for us to satisfy our obligations under our various debt instruments;

•	increase our vulnerability to general adverse economic and industry conditions and adverse changes in governmental regulations;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry, which may place us at a competitive disadvantage compared with our competitors;

•	limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity; and

•	make us more vulnerable to increases in interest rates because of the variable interest rates on some of our borrowings.

Any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition.

We have incurred substantial losses in the past and may continue to incur additional losses in the future.

Although we have generated cash from operations since the quarter ended September 30, 2003, for the years ended December 31, 2006, 2005 and 2004, we incurred net losses of $6.4 million, $42.6 million and $68.6 million, respectively. Furthermore, for the six months ended June 30, 2007, we incurred an additional net loss of $3.2 million. Although we believe we are approaching a position of having our net losses decrease to a breakeven level or even possibly producing some nominal level of net income in the foreseeable future, we are also currently investing heavily in our future growth through the build-out of several additional IBX centers and IBX center expansions. As a result, we will incur higher depreciation and other operating expenses that will negatively impact our ability to achieve and sustain profitability unless and until these new IBX centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. In addition, costs associated with the IXEurope acquisition and the integration of the two companies may also negatively impact our ability to achieve and sustain profitability. Although our goal is to achieve profitability, there can be no guarantee that we will become profitable, and we may continue to incur additional losses. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We believe that most of the pre-existing built-out data centers have already been acquired, and that there are few if any viable distressed assets available for us to acquire in our key markets today. In order to sustain our growth in these markets, we must acquire suitable land with or without structures to build our new IBX centers from the ground up (a “greenfield” build). Greenfield builds are currently underway in the Chicago, Los Angeles, Washington D.C. and New York metro areas. A greenfield build involves substantial planning and lead-time, much longer time to completion than we have currently experienced in our recent IBX retrofits of existing data centers, and significantly higher costs of construction, equipment, and materials which could have a negative impact on our returns. A greenfield build also requires us to carefully select and rely on the experience of one or several general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays, increased costs to complete the project and other negative impacts to our expected returns. Site selection is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets with the necessary combination of high power capacity and fiber connectivity.

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

We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuations in our operating results may cause the market price of our common stock to decline. We expect to experience significant fluctuations in our operating results in the foreseeable future due to a variety of factors, including, but not limited to:

•	financing or other expenses related to the acquisition, purchase or construction of additional IBX centers;

•	mandatory expensing of employee stock-based compensation, including restricted shares and units;

•	financing or other expenses related to the IXEurope acquisition;

•	demand for space, power and services at our IBX centers;

•	changes in general economic conditions and specific market conditions in the telecommunications and Internet industries;

•	costs associated with the write-off or exit of unimproved or underutilized property;

•	the provision of customer discounts and credits;

•	the mix of current and proposed products and services and the gross margins associated with our products and services;

•	the timing required for new and future centers to open or become fully utilized;

•	competition in the markets in which we operate;

•	conditions related to international operations;

•	increasing repair and maintenance expenses in connection with aging IBX centers;

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

Any of the foregoing factors, or other factors discussed elsewhere in this report, could have a material adverse effect on our business, results of operations and financial condition. Although we have experienced growth in revenues in recent quarters, this growth rate is not necessarily indicative of future operating results. It is possible that we may not be able to continue to generate net income on a quarterly basis or we may never be able to generate net income on annual basis in the future. In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to lease and personnel expenses, depreciation and amortization and interest expenses. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. As such, comparisons to prior reporting periods should not be relied upon as indications of our future performance. In addition, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, we could experience an immediate and significant decline in the trading price of our stock.

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

It may be difficult to design and implement effective financial controls for combined operations, and differences in existing controls of any acquired businesses, including IXEurope, may result in weaknesses that require remediation when the financial controls and reporting are combined.

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

For the years ended December 31, 2006, 2005 and 2004, we recognized 14%, 13% and 13%, respectively, of our revenues outside North America. For the three and six months ended June 30, 2007, we recognized 15% of our revenues outside North America. We anticipate that, for the foreseeable future, a significant part of our revenues will be derived from sources outside North America.

To date, the neutrality of our IBX centers and the variety of networks available to our customers has often been a competitive advantage for us. In certain of our acquired IBX centers, in Singapore in particular, the limited number of carriers available reduces that advantage. As a result, we may need to adapt our key revenue-generating services and pricing to be competitive in that market.

We may experience gains and losses resulting from fluctuations in foreign currency exchange rates. To date, the majority of our revenues and costs have been denominated in U.S. dollars; however, the majority of revenues and costs in our international operations have been denominated in Singapore dollars, Japanese yen and Australia and Hong Kong dollars. Upon the completion of the IXEurope acquisition, certain of our revenues and costs will also be denominated in the British pound sterling, the euro and the Swiss franc. Although we have in the past and may decide to undertake foreign exchange hedging transactions in the future to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure. Where our prices are denominated in U.S. dollars, our sales could be adversely affected by declines in foreign currencies relative to the U.S. dollar, thereby making our products and services more expensive in local currencies.

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

We have recently acquired several new IBX centers, and we may seek to acquire additional IBX centers, real estate for development of new IBX centers, or complementary businesses, such as IXEurope, products, services or technologies. As a result of these acquisitions, we may be required to incur additional debt and expenditures and issue additional shares of our common stock to pay for the acquired businesses, products, services or technologies, which may dilute our stockholders’ ownership interest and may delay, or prevent, our profitability. These acquisitions may also expose us to risks such as:

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

As of June 30, 2007, STT Communications, through its subsidiary, i-STT Investments (Bermuda) Ltd., had voting control over approximately 13.5% of our outstanding common stock. In addition, STT Communications is not prohibited from buying shares of our stock in public or private transactions. As a result, STT Communications is able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could prevent or delay a third party from acquiring or merging with us.

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

We are subject to various environmental and health and safety laws and regulations, including those relating to the generation, storage, handling and disposal of hazardous substances and wastes. Certain of these laws and regulations also impose joint and several liability, without regard to fault, for investigation and cleanup costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. Our operations involve the use of hazardous substances and materials such as petroleum fuel for emergency generators, as well as batteries, cleaning solutions and other materials. In addition, we lease, own or operate real property at which hazardous substances and regulated materials have been used in the past. At some of our locations, hazardous substances or regulated materials are known to be present in soil or groundwater and there may be additional unknown hazardous substances or regulated materials present at sites we own, operate or lease. At some of our locations, there are land use restrictions in place relating to an earlier environmental cleanup that do not materially limit our use of the site. To the extent any hazardous substances or any other substance or material must be cleaned up or removed from our property, we may be responsible under applicable laws, regulations or leases for the removal or cleanup of such substances or materials, the cost of which could be substantial. In addition, noncompliance with existing, or adoption of more stringent, environmental or health and safety laws and regulations or the discovery of previously unknown contamination could require us to incur costs or become the basis of new or increased liabilities that could be material.

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

As of June 30, 2007, we had 1,373 customers. While no single customer accounted for 10% of our revenues for the three and six months ended June 30, 2007 and the year ended December 31, 2006, our top 10 customers accounted for 24%, 24% and 25%, respectively, of our revenues during these periods. We expect that a small percentage of our customers will continue to account for a significant portion of our revenues for the foreseeable future. We cannot guarantee that we will retain these customers or that they will maintain their commitments in our IBX centers at current levels. For example, although the term of our contract with IBM, our single largest customer, runs through 2011, IBM currently has the right to reduce its commitment to us pursuant to the terms and requirements of its customer agreement. If we lose any of these key customers, or if any of them decide to reduce the level of their commitment to us, our business, financial condition and results of operations could be adversely affected.

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

The failure to obtain favorable terms when we renew our IBX center leases could harm our business and results of operations.

While we own certain of our IBX centers, others are leased under long-term arrangements with lease terms expiring at various dates ranging from 2010 to 2025. These leased centers have all been subject to significant development by us in order to convert them from, in most cases, vacant buildings or warehouses into IBX centers. All of our IBX center leases have renewal options available to us. However, these renewal options provide for rent set at then-prevailing market rates. To the extent that then-prevailing market rates are higher than present rates, these higher costs may adversely impact our business and results of operations.

If the market price of our stock continues to be highly volatile, the value of an investment in our common stock may decline.

Since January 1, 2006, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $41.43 to $96.19 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. Actual sales, or the market’s perception with respect to possible sales, of a substantial number of shares of our common stock within a narrow period of time could cause our stock price to fall. Announcements by others or us may also have a significant impact on the market price of our common stock. These announcements may include:

•	our operating results;

•	new issuances of equity, debt or convertible debt;

•	developments in our relationships with corporate customers;

•	announcements by our customers or competitors;

•	changes in regulatory policy or interpretation;

•	governmental investigations;

•	changes in the ratings of our stock by securities analysts;

•	purchase or development of real estate and/or additional IBX centers;

•	acquisitions of complementary businesses;

•	announcements with respect to the operational performance of our IBX centers;

•	market conditions for telecommunications stocks in general; and

•	general economic and market conditions.

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

On June 29, 2006 and September 18, 2006, shareholder derivative actions were filed in the Superior Court of the State of California, County of San Mateo, naming Equinix as a nominal defendant and several of Equinix’s current and former officers and directors as individual defendants. These actions were consolidated, and the consolidated complaint was filed in January 2007. The consolidated complaint alleges that the individual defendants breached their fiduciary duties and violated California securities law as a result of purported backdating of stock option grants, insider trading and the preparation and approval of inaccurate financial results. Plaintiffs seek to recover, on behalf of Equinix, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, restitution, and fees and costs. In March 2007, the state court stayed this action in deference to a federal shareholder derivative action filed in the United States District Court for the Northern District of California in October 2006. The federal action named Equinix as a nominal defendant and several current and former officers and directors as individual defendants. This complaint alleged that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of purported backdating of stock options, insider trading and the dissemination of false statements. On April 12, 2007, the federal action was voluntarily dismissed without prejudice pursuant to a joint stipulation entered as an order by the court. On May 3, 2007, the state court lifted the stay on proceedings in the state court action and set a briefing schedule permitting us to file a motion to dismiss on the grounds that plaintiffs lack standing to sue on our behalf. The hearing on our motion to dismiss is scheduled for August 6, 2007. In addition to the pending state court derivative action, we may be subject to additional derivative or other lawsuits that may be presented on an individual or class basis alleging claims based on our stock option granting practices. Responding to, investigating and/or defending against these complaints will present a substantial cost to us in both cash and the attention of certain management. Any adverse outcome in litigation could seriously harm our business and results of operations.

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

Our Annual Meeting of Stockholders was held on June 7, 2007 in Foster City, California, at which the following proposals were subject to stockholder vote:

1.	The election of seven directors to the Board of Directors to serve until the next Annual Meeting or until their successors have been duly elected and qualified;

2.	The ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007; and

3.	The approval of long-term incentive performance terms for certain executives.

The table below presents the voting results for the election of all seven members to our Board of Directors:

	Affirmative Votes	Votes Withheld
Steven T. Clontz	29,216,978	525,392
Steven P. Eng	28,046,430	1,695,940
Gary F. Hromadko	29,467,633	274,737
Scott G. Kriens	29,097,256	645,114
Irving F. Lyons, III	29,467,070	275,300
Stephen M. Smith	29,467,697	274,673
Peter F. Van Camp	29,349,734	392,636

The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The table below presents the voting results:

	Affirmative Votes	Negative Votes	Votes Withheld
Ratification of appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm	29,683,743	48,224	10,403

The stockholders also approved the long-term incentive performance terms for certain executives. The table below presents the voting results:

	Affirmative Votes	Negative Votes	Votes Withheld
Approval of long-term incentive performance terms for certain executives	29,454,617	280,009	7,744

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
2.1	Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.	Def. Proxy 14A	12/12/02

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.3	Bylaws of the Registrant.	10-K	12/31/02	3.2

3.4	Certificate of Amendment of the Bylaws of the Registrant.	10-Q	6/30/03	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Registration Rights Agreement (see Exhibit 10.15).

4.3	Indenture dated February 11, 2004 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	10-Q	3/31/04	10.99

4.4	Indenture dated March 30, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/07	4.4

4.5	Form of 2.50% Convertible Subordinated Note Due 2012 (see Exhibit 4.4).

10.1	Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).	S-4 (File No. 333-93749)	12/29/99	10.2

10.2	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.3+	Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.	S-4/A (File No. 333-93749)	5/9/00	10.9

10.4+	Lease Agreement with Rose Ventures II, Inc., dated June 10, 1999.	S-4/A (File No. 333-93749)	5/9/00	10.12

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.5	2000 Equity Incentive Plan.	S-1 (File No. 333-39752)	6/21/00	10.24

10.6	2000 Director Option Plan.	S-1/A (File No. 333-39752)	7/19/00	10.25

10.7	Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000.	S-1/A (File No. 333-39752)	8/9/00	10.27

10.8+	Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24, 2000.	10-Q	9/30/00	10.31

10.9	First Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated September 26, 2001.	10-Q	9/30/01	10.46

10.10	2001 Supplemental Stock Plan.	10-Q	9/30/01	10.48

10.11	Second Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated May 20, 2002.	10-Q	6/30/02	10.53

10.12+	Second Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of October 1, 2002.	10-Q	9/30/02	10.56

10.13	Form of Severance Agreement entered into by the Company and each of the Company’s executive officers.	10-Q	9/30/02	10.58

10.14	Third Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 30, 2002.	10-K	12/31/02	10.74

10.15	Registration Rights Agreement by and among Equinix and the Initial Purchasers, dated as of December 31, 2002.	10-K	12/31/02	10.75

10.16	Securities Purchase and Admission Agreement, dated April 29, 2003, among Equinix, certain of Equinix’s subsidiaries, i-STT Investments Pte Ltd, STT Communications Ltd and affiliates of Crosslink Capital.	8-K	5/1/03	10.1

10.17	Fourth Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of November 21, 2003.	10-K	12/31/03	10.94

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.18+	Sublease Agreement between Sprint Communications Company, L.P. and Equinix Operating Co., Inc. dated as of October 24, 2003.	10-K	12/31/03	10.95

10.19+	Lease Agreement dated as of April 21, 2004 between Eden Ventures LLC and Equinix, Inc.	10-Q	6/30/04	10.103

10.20	Equinix, Inc. 2004 International Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04	10.105

10.21	Equinix, Inc. Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04	10.106

10.22	First Amendment to Sublease Agreement dated as of June 21, 2004 between Equinix Operating Co. Inc. and Sprint Communications Company L.P.	10-K	12/31/04	10.107

10.23+	Assignment and Assumption of Lease and First Amendment to Lease dated as of December 6, 2004, between Equinix Operating Company, Inc., Abovenet Communications, Inc., and Brokaw Interests; and Lease dated December 29, 1999 between Abovenet Communications, Inc., and Brokaw Interests.	10-K	12/31/04	10.109

10.24	Form of Restricted Stock Agreement for Equinix’s executive officers under the Company’s 2000 Equity Incentive Plan.	10-K	12/31/05	10.115

10.25	Lease Agreement dated June 9, 2005 between Equinix Operating Co., Inc. and Mission West Properties L.P. and associated Guaranty of Equinix, Inc.	10-Q	6/30/05	10.117

10.26	Letter Agreement dated October 6, 2005 among Equinix, Inc., STT Communications Ltd. and I-STT Investments Pte. Ltd.	8-K	10/6/05	99.1

10.27	Lease Agreement dated December 21, 2005 between Equinix Operating Co., Inc. and iStar El Segundo, LLC and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.126

10.28+	Loan and Security Agreement and Note between Equinix RP II, LLC and SFT I, Inc. dated December 21, 2005 and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.127

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.29	Lease Agreement dated as of December 21, 2005 between Equinix RP II, LLC and Equinix, Inc.	10-K	12/31/05	10.128

10.30	Fifth Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc. dated January 1, 2006 and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.129

10.31	Lease Agreement dated September 14, 2006 between 777 Sinatra Drive Corp. and Equinix, Inc.	10-Q	9/30/06	10.135

10.32+	Second Amended and Restated Loan and Security Agreement dated August 10, 2006 between Silicon Valley Bank, General Electric Capital Corporation, Equinix, Inc. and Equinix Operating Co., Inc.	10-Q	9/30/06	10.136

10.33	2007 Equinix Annual Incentive Plan	10-K	12/31/06	10.35

10.34	First Omnibus Modification Agreement dated December 27, 2006 by and among SFT I, Inc. (“SFT I”), Equinix RP II, LLC (“RP II”) and Equinix, Inc. (“Equinix”), Amended and Restated Promissory Note dated December 27, 2006 by RP II in favor of SFT I and Reaffirmation of Guaranty dated December 27, 2006 by RP II and Equinix in favor of SFT I.	10-K	12/31/06	10.37

10.35	First Amendment to Deed of Lease dated December 27, 2006 by and between Equinix RP II, LLC and Equinix Operating Co., Inc.	10-K	12/31/06	10.38

10.36	Development Loan and Security Agreement dated February 2, 2007 by and between CHI 3, LLC and SFT I, Inc. and related Promissory Notes One through Four.	10-Q	3/31/07	10.37

10.37	Guaranty dated February 2, 2007 by and between Equinix, Inc. and SFT I, Inc.	10-Q	3/31/07	10.38

10.38	Completion and Payment Guaranty dated February 2, 2007 by and between Equinix, Inc. and SFT I, Inc.	10-Q	3/31/07	10.39

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.39	Master Lease dated February 2, 2007 by and between CHI 3, LLC and Equinix Operating Co., Inc. and associated Guaranty of Lease by Equinix, Inc.	10-Q	3/31/07	10.40

10.40	Purchase and Sale Agreement and Joint Escrow Instructions dated January 25, 2007 by and between Equinix, Inc. and Rose Ventures II, Inc.	10-Q	3/31/07	10.41

10.41	Offer of employment dated March 16, 2007 to Stephen M. Smith by Equinix Operating Co., Inc., accepted by Stephen M. Smith.	10-Q	3/31/07	10.43

10.42	Severance Agreement dated March 16, 2007 by and between Stephen M. Smith and Equinix, Inc.	10-Q	3/31/07	10.44

10.43	Form of Restricted Stock Agreements for Stephen M. Smith under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/07	10.45

10.44	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement dated March 26, 2007 by and among Equinix, Inc., Equinix Operating Co., Inc., General Electric Capital Corporation and Silicon Valley Bank.	10-Q	3/31/07	10.46

10.45	Purchase and Sale Agreement dated June 11, 2007 by and between LA4, LLC and NG Holdings, L.P.				X

10.46	Implementation Agreement dated June 28, 2007 by and among Equinix, Inc., Equinix UK Limited and IXEurope plc				X

10.47	Senior Bridge Loan Credit Agreement dated June 28, 2007 by and among Equinix, Inc., Equinix Operating Co., Inc., as Guarantor, the Lenders named therein, and Citibank, N.A., as Agent for the Lenders				X

21.1	Subsidiaries of Equinix.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.

Date: August 1, 2007

	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document
10.45	Purchase and Sale Agreement dated June 11, 2007 by and between LA4, LLC and NG Holdings, L.P.

10.46	Implementation Agreement dated June 28, 2007 by and among Equinix, Inc., Equinix UK Limited and IXEurope plc

10.47	Senior Bridge Loan Credit Agreement dated June 28, 2007 by and among Equinix, Inc., Equinix Operating Co., Inc., as Guarantor, the Lenders named therein, and Citibank, N.A., as Agent for the Lenders

21.1	Subsidiaries of Equinix.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.