Form 10-Q
period 2007-09-30
EQUINIX INC
filed 2007-11-02
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s Common Stock as of September 30, 2007 was 36,293,262.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$343,452	$82,563
Short-term investments	64,005	48,831
Accounts receivable, net	49,176	26,864
Prepaids and other current assets	26,489	8,003

Total current assets	483,122	166,261
Long-term investments	28,905	25,087
Property and equipment, net	1,069,080	546,395
Goodwill	430,277	16,919
Intangible assets, net	70,191	522
Debt issuance costs, net	22,474	3,006
Other assets	26,517	13,642

Total assets	$2,130,566	$771,832

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$94,339	$27,269
Accrued property and equipment	60,469	23,337
Current portion of accrued restructuring charges	14,142	13,469
Current portion of capital lease and other financing obligations	3,765	1,977
Current portion of mortgage and loans payable	3,162	2,150
Other current liabilities	22,142	10,151

Total current liabilities	198,019	78,353
Accrued restructuring charges, less current portion	19,671	28,103
Capital lease and other financing obligations, less current portion	94,501	92,722
Mortgage and loans payable, less current portion	278,946	96,746
Convertible debt	678,236	86,250
Deferred rent and other liabilities	46,516	34,630

Total liabilities	1,315,889	416,804

Stockholders’ equity:
Common stock	36	29
Additional paid-in capital	1,356,427	904,573
Accumulated other comprehensive income	10,773	3,870
Accumulated deficit	(552,559)	(553,444)

Total stockholders’ equity	814,677	355,028

Total liabilities and stockholders’ equity	$2,130,566	$771,832

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(unaudited)
Revenues	$103,782	$73,726	$280,728	$207,143

Costs and operating expenses:
Cost of revenues	62,891	49,137	171,265	138,045
Sales and marketing	9,630	7,502	27,602	23,180
General and administrative	25,182	18,631	72,122	53,486
Restructuring charges	—	1,527	407	1,527

Total costs and operating expenses	97,703	76,797	271,396	216,238

Income (loss) from operations	6,079	(3,071)	9,332	(9,095)
Interest income	3,309	1,724	10,340	5,065
Interest expense	(5,662)	(3,604)	(15,240)	(10,820)
Other income (expense)	3,167	53	3,168	(164)
Loss on conversion and extinguishment of debt	(2,554)	—	(5,949)	—

Income (loss) before income taxes and cumulative effect of a change in accounting principle	4,339	(4,898)	1,651	(15,014)
Income taxes	(215)	(270)	(766)	(870)

Net income (loss) before cumulative effect of a change in accounting principle	4,124	(5,168)	885	(15,884)
Cumulative effect of a change in accounting principle for stock-based compensation (net of income taxes of $0)	—	—	—	376

Net income (loss)	$4,124	$(5,168)	$885	$(15,508)

Basic net income (loss) per share:
Net income (loss) per share before cumulative effect of a change in accounting principle	$0.13	$(0.18)	$0.03	$(0.56)
Cumulative effect of a change in accounting principle	—	—	—	0.01

Net income (loss) per share	$0.13	$(0.18)	$0.03	$(0.55)

Weighted-average shares	31,683	28,743	30,845	28,356

Diluted net income (loss) per share:
Net income (loss) per share before cumulative effect of a change in accounting principle	$0.12	$(0.18)	$0.03	$(0.56)
Cumulative effect of a change in accounting principle	—	—	—	0.01

Net income (loss) per share	$0.12	$(0.18)	$0.03	$(0.55)

Weighted-average shares	33,112	28,743	32,339	28,356

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended September 30,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$885	$(15,508)
Adjustments to reconcile net (income) loss to net cash provided by operating activities:
Depreciation	64,495	52,200
Stock-based compensation	31,032	23,540
Restructuring charge	407	1,527
Accretion of asset retirement obligation and accrued restructuring charges	2,373	2,795
Amortization of intangible assets and non-cash prepaid rent	689	833
Amortization of debt issuance costs	1,985	643
Cumulative effect of a change in accounting principle	—	(376)
Gain on foreign currency hedge	(1,494)	—
Other	(1,152)	22
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(7,068)	(6,908)
Prepaids and other assets	(1,825)	(2,305)
Accounts payable and accrued expenses	23,079	470
Accrued restructuring charges	(10,100)	(9,213)
Other liabilities	2,833	1,833

Net cash provided by operating activities	106,139	49,553

Cash flows from investing activities:
Purchases of investments	(89,476)	(68,619)
Maturities and sales of investments	71,521	56,789
Purchases of San Jose IBX properties	(71,471)	—
Purchase of Los Angeles IBX property	(49,059)	—
Purchase of IXEurope, net of cash acquired	(541,729)	—
Purchase of Chicago IBX property	—	(9,766)
Purchases of other property and equipment	(295,809)	(102,904)
Accrued property and equipment	23,940	2,814
Other investing activities	877	8

Net cash used in investing activities	(951,206)	(121,678)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plans	27,568	28,756
Proceeds from issuance of common stock	339,946	—
Proceeds from convertible subordinated notes	645,986	—
Proceeds from loans payable	118,754	—
Proceeds from borrowings from credit line	—	40,000
Repayment of borrowings from credit line	—	(30,000)
Repayment of capital lease and other financing obligations	(1,445)	(1,130)
Repayment of mortgage payable	(1,573)	(835)
Debt issuance costs	(22,224)	(253)
Other financing activities	—	814

Net cash provided by (used in) financing activities	1,107,012	37,352

Effect of foreign currency exchange rates on cash and cash equivalents	(1,056)	145
Net increase (decrease) in cash and cash equivalents	260,889	(34,628)
Cash and cash equivalents at beginning of period	82,563	119,267

Cash and cash equivalents at end of period	$343,452	$84,639

Supplemental cash flow information:
Cash paid for taxes	$240	$545

Cash paid for interest	$16,130	$11,352

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

Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the condensed consolidated financial statement presentation as of and for the three months ended September 30, 2007.

On September 14, 2007, a wholly-owned subsidiary of the Company purchased the entire issued and to be issued share capital of IXEurope plc (“IXEurope”), a publicly-held company headquartered in London, U.K. (the “IXEurope Acquisition”) (see Note 2). Under the final terms of the IXEurope Acquisition, IXEurope shareholders received 140 British pence in cash for each IXEurope share. The purchase price, including direct transaction costs, totaled 271,113,000 British pounds or $549,154,000. IXEurope, a similar business to that of the Company, operates data centers in the United Kingdom, France, Germany and Switzerland and provides the Company with an immediate entry into the European data center market, supplementing the Company’s existing U.S. and Asia-Pacific operations. The condensed consolidated financial statements of the Company include the operations of IXEurope from September 14, 2007 to September 30, 2007 and reflect the net assets acquired. In September 2007, the Company completed the sale of 4,211,939 shares of its common stock resulting in net proceeds of $339,946,000 and the sale of its 3.00% Convertible Subordinated Notes resulting in gross proceeds of $395,986,000 (see Note 11) primarily to fund the IXEurope Acquisition.

Consolidation and Foreign Currency Transactions

The accompanying unaudited condensed consolidated financial statements include the accounts of Equinix and its subsidiaries, including the operations of IXEurope from September 14, 2007 to September 30, 2007. All significant intercompany accounts and transactions have been eliminated in consolidation. Foreign exchange gains or losses resulting from foreign currency transactions, including intercompany foreign currency transactions that are anticipated to be repaid within the foreseeable future, are reported within other income (expense) on the Company’s accompanying statements of operations.

In September 2007, a dormant subsidiary of the Company in the Netherlands was substantially liquidated. As a result, the historical foreign exchange gain of $621,000 accumulated within other comprehensive income associated with this dormant subsidiary was recognized in the Company’s results of operations for the three and nine months ended September 30, 2007 within other income (expense).

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Recognition and Allowance for Doubtful Accounts

Equinix derives more than 90% of its revenues from recurring revenue streams, consisting primarily of (1) colocation services, such as from the licensing of cabinet space and power; (2) interconnection services, such as cross connects and Equinix Exchange ports; (3) managed infrastructure services, such as Equinix Direct, bandwidth, mail service and managed platform solutions and (4) other services consisting of rent from non-IBX space. The remainder of the Company’s revenues are from non-recurring revenue streams, such as from the recognized portion of deferred installation revenues, professional services, contract settlements and equipment sales. Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to three years for IBX space customers. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the longer of the term of the related contract or expected life of the installation. Professional service fees are recognized in the period in which the services were provided and represent the culmination of the earnings process as long as they meet the criteria for separate recognition under EITF Abstract No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue from bandwidth and equipment is recognized on a gross basis in accordance with EITF Abstract No. 99-19, “Recording Revenue as a Principal versus Net as an Agent”, primarily because the Company acts as the principal in the transaction, takes title to products and services and bears inventory and credit risk. To the extent the Company does not meet the criteria for gross basis accounting for bandwidth and equipment revenue, the Company records the revenue on a net basis. Revenue from contract settlements, when a customer wishes to terminate their contract early, is generally recognized on a cash basis when no remaining performance obligations exist to the extent that the revenue has not previously been recognized.

The Company occasionally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have generally not been significant. There were no significant service level credits recorded during the three and nine months ended September 30, 2007 and 2006.

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

The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company generally does not request collateral from its customers although in certain cases the Company obtains a security interest in a customer’s equipment placed in its IBX centers or obtains a deposit. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. In addition, Equinix also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for which the Company had expected to collect the revenues. If the financial condition of Equinix’s customers were to deteriorate or if they became insolvent, resulting in an impairment of their ability to make payments, greater allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the Company’s reserves. A specific bad debt reserve of up to the full amount of a particular invoice value is provided for certain problematic customer balances. An additional reserve is established for all other accounts based on the age of the invoices and an analysis of historical credits issued. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recorded a net adjustment of $775,000 to its U.S. recurring revenues as a result of the correction of billing errors attributable to prior periods, the net impact of which increased the Company’s U.S. recurring revenues during the three months ended June 30, 2007. The Company concluded that the cumulative credit to recurring revenues, totaling $775,000, was not material to any previously-reported historical period and expected results of operations for the current fiscal year. As such, this cumulative credit was recorded during the quarter ended June 30, 2007 and is included in the statement of operations for the nine months ended September 30, 2007.

Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share;” SEC Staff Accounting Bulletin (“SAB”) No. 98; EITF Issue 03-6, “Participating Securities and the Two-Class Method Under FASB 128;” EITF Issue 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” and SFAS No. 123(R), “Share-Based Payment.” Basic net income (loss) per share is computed using net income (loss) and the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed using net income (loss), adjusted for interest expense as a result of the assumed conversion of the Company’s Convertible Subordinated Debentures, 2.50% Convertible Subordinated Notes and 3.00% Convertible Subordinated Notes, if dilutive, and the weighted-average number of common shares outstanding plus any dilutive potential common shares outstanding. Dilutive potential common shares include the assumed exercise, vesting and issuance activity of employee equity awards using the treasury stock method, as well as warrants and shares issuable upon the conversion of the Convertible Subordinated Debentures, 2.50% Convertible Subordinated Notes and 3.00% Convertible Subordinated Notes.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods presented (in thousands, except per share amounts) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Numerator:
Numerator for basic net income (loss) per share	$4,124	$(5,168)	$885	$(15,508)

Effect of assumed conversion of convertible debt:
Interest expense, net of tax	—	—	—	—

Numerator for diluted net income (loss) per share	$4,124	$(5,168)	$885	$(15,508)

Denominator:
Weighted-average shares	32,142	28,991	31,305	28,606
Weighted-average unvested restricted shares issued subject to forfeiture	(459)	(248)	(460)	(250)

Denominator for basic net income (loss) per share	31,683	28,743	30,845	28,356

Effect of dilutive securities:
Convertible subordinated debentures	—	—	—	—
2.50% convertible subordinated notes	—	—	—	—
3.00% convertible subordinated notes	—	—	—	—
Employee equity awards	1,429	—	1,494	—
Warrants	—	—	—	—

Total dilutive potential shares	1,429	—	1,494	—

Denominator for diluted net income (loss) per share	33,112	28,743	32,339	28,356

Net income (loss) per share:
Basic	$0.13	$(0.18)	$0.03	$(0.55)

Diluted	$0.12	$(0.18)	$0.03	$(0.55)

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Shares reserved for conversion of convertible subordinated debentures	816,457	2,183,548	816,457	2,183,548
Shares reserved for conversion of 2.50% convertible subordinated notes	2,231,475	—	2,231,475	—
Shares reserved for conversion of 3.00% convertible subordinated notes	2,944,551	—	2,944,551	—
Unvested restricted shares issued subject to forfeiture	—	247,750	—	247,750
Common stock warrants	1,034	9,490	1,034	9,490
Common stock related to employee equity awards	1,065,073	3,935,819	1,093,041	3,935,819

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

The IXEurope Acquisition did not result in a significant impact to the Company’s tax accounting. The condensed consolidated financial statements include acquired deferred tax assets of $1,188,000 attributable to the operations in Switzerland. The deferred tax assets in all the jurisdictions other than Switzerland had been fully reserved by IXEurope prior to the IXEurope Acquisition.

The Company will continue to provide a valuation allowance for the net deferred tax assets, other than the deferred tax assets associated with its Singapore and Switzerland subsidiaries, until it becomes more likely than not that the net deferred tax assets will be realizable. The Company released the tax valuation allowance on the Company’s Singaporean net deferred tax assets during the year ended December 31, 2006; the Company also recorded additional deferred tax assets attributable to Switzerland upon closing the IXEurope Acquisition. For the three and nine months ended September 30, 2007, the Company recorded a tax provision of $215,000 and $766,000, respectively. For the three and nine months ended September 30, 2006, the Company recorded a tax provision of $270,000 and $870,000, respectively. The tax provision recorded in the periods ended September 30, 2007 was attributable to the Company’s foreign operations. The tax provision recorded in the periods ended September 30, 2006 is primarily related to federal alternative minimum tax, which was attributable to the Company’s domestic operations. The Company did not record any excess tax benefit associated with the stock options exercised by employees during the three and nine months ended September 30, 2007. For the nine months ended September 30, 2006, the Company recorded $825,000 of excess tax benefit associated with the stock options exercised by employees during the period.

In January 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the condensed consolidated financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 resulted in no cumulative effect of a change in accounting principle being recorded on the Company’s condensed consolidated financial statements during the three and nine months ended September 30, 2007.

As of the date of adopting FIN 48, the Company had approximately $1,883,000 of unrecognized tax benefits including $138,000 of interest primarily related to tax positions claiming refundable research credits in the State of Hawaii. The Company has filed an appeal in the Tax Court in Hawaii and is currently working to settle the claim. As of September 30, 2007, the Company believed that the appeal filed in the Tax Court in Hawaii would possibly be settled within the next nine months. However, the Company cannot estimate the range of any settlement. Subsequent to the adoption of FIN 48, the Company recorded additional unrecognized tax benefits of $206,000 attributable to certain expenditures included in the Singaporean net operating loss carry-forward as it is probable that the inclusion of those expenditures in the Singaporean net operating loss carry-forward would be denied by the local tax authority. As a result, the total unrecognized tax benefits were $2,303,000 as of September 30, 2007. A majority of the unrecognized tax benefits, if subsequently recognized, will affect the Company’s effective tax rate at the time of recognition. The Company will continue to classify the interest and penalties recognized in accordance with paragraphs 15 and 16, respectively, of FIN 48 in the financial statements as income tax. The Company’s income tax returns for all tax years remain open to examination by federal and state taxing authorities due to the Company’s Net Operating Loss (“NOL”) carry-forward. In addition, the Company’s tax years of 2001 through 2005 also remain open and subject to examination by local tax authorities in the foreign jurisdictions in which the Company has major operations.

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

Interest incurred is capitalized in accordance with SFAS No. 34, “Capitalization of Interest Costs.” Total interest cost incurred and total interest capitalized during the three months ended September 30, 2007 were $8,636,000 and $2,974,000, respectively. Total interest cost incurred and total interest capitalized during the nine months ended September 30, 2007 were $21,360,000 and $6,120,000, respectively. Total interest cost incurred and total interest capitalized during the three months ended September 30, 2006 were $3,958,000 and $354,000, respectively. Total interest cost incurred and total interest capitalized during the nine months ended September 30, 2006 were $11,862,000 and $1,042,000, respectively.

The Company recorded a net adjustment of $491,000 to its capitalized interest as a result of the inclusion of certain fixed assets under construction attributable to prior periods, the net impact of which decreased the Company’s interest expense during the three months ended September 30, 2007. The Company concluded that the cumulative amount, totaling $491,000, was not material to any previously-reported historical period and expected results of operations for the current fiscal year. As such, this capitalized interest was recorded during the quarter ended September 30, 2007 and is included in the statement of operations for the nine months ended September 30, 2007.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Asset Retirement Obligations

The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Subsequent to the initial measurement, the Company is accreting the liability in relation to the asset retirement obligations over time and the accretion expense is being recorded as a cost of revenue. The Company’s asset retirement obligations are primarily related to its IBX Centers, of which the majority are leased under long-term arrangements, and, in certain cases, are required to be returned to the landlords in original condition. All of the Company’s leased IBX centers have been subject to significant development by the Company in order to convert them from, in most cases, vacant buildings or warehouses into IBX centers. The majority of the Company’s leased IBX centers’ initial lease terms expire at various dates ranging from 2010 to 2027 and all of them have renewal options available to the Company.

During the three and nine months ended September 30, 2007, the Company recorded accretion expense related to its asset retirement obligations of $150,000 and $439,000, respectively. During the three and nine months ended September 30, 2006, the Company recorded accretion expense related to its asset retirement obligations of $138,000 and $394,000, respectively.

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

The Company currently uses the Black-Scholes option-pricing model to determine the fair value of stock options and shares purchased under the employee stock purchase plan as they only have a service condition. The Company currently uses a Monte Carlo simulation option-pricing model to determine the fair value of certain restricted stock grants that have both a service and market price condition. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors.

In January 2007, the Stock Option Committee of the Board of Directors approved stock option grants to employees, excluding executive officers, to purchase an aggregate of 511,310 shares of common stock as part of the Company’s annual refresh program. In addition, the Compensation Committee of the Board of Directors approved the issuance of 178,400 restricted stock units to certain employees, excluding executive officers, and an aggregate of 218,000 shares of restricted common stock and restricted stock units to executive officers as part of the annual refresh program. All such grants were made pursuant to the 2000 Equity Incentive Plan. In April 2007, the Compensation Committee of the Board of Directors approved the issuance of 84,000 shares of restricted common stock to the Company’s new Chief Executive Officer who joined the Company in April 2007. In September 2007, the Company granted 62,436 restricted stock units to the two top officers of IXEurope, subject to vesting conditions including continuous employment through at least the end of 2008 (see Note 2) and achievement of certain financial performance criteria of the Europe operations. Additionally, the Compensation Committee of the Board of Directors approved the grant of 102,000 restricted stock units to senior management of IXEurope in September 2007 pursuant to the 2000 Equity Incentive Plan. All awards are subject to vesting provisions. All such equity awards described

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in this paragraph have a total fair value as of the date of grants, net of estimated forfeitures, of $63,347,000, which is expected to be amortized over a weighted-average period of 3.3 years. During the three and nine months ended September 30, 2007, the Company had amortized $4,511,000 and $12,030,000, respectively, net of estimated forfeitures, of the total fair value of such equity awards.

The following table presents, by operating expense, the Company’s stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Cost of revenues	$878	$664	$3,019	$2,385
Sales and marketing	2,049	1,623	6,440	5,647
General and administrative	7,562	4,598	21,573	15,508

	$10,489	$6,885	$31,032	$23,540

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Goodwill:
Singapore	$17,415	$16,919
Europe	412,862	—

	430,277	16,919
Other intangibles:
Intangible asset – customer contracts	70,327	4,370
Intangible asset – leases	5,337	1,017
Intangible asset – tradename	349	339
Intangible asset – workforce	160	160
Intangible asset – lease expenses	111	111

	76,284	5,997
Accumulated amortization	(6,093)	(5,475)

	70,191	522

	$500,468	$17,441

In September 2007, as a result of the IXEurope Acquisition, the Company recorded goodwill of $408,812,000 and intangible assets, comprised of customer contracts and leases, of $70,150,000. The customer contracts intangible asset is being amortized over an estimated useful life of 11 years and the lease intangible asset is being amortized over the remaining lease terms of the associated leases. All of these assets are denominated in British pounds and are subject to foreign currency fluctuations. The Company’s goodwill from Singapore is an asset denominated in Singapore dollars and is also subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses are a component of other comprehensive income and loss (see Note 15).

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three and nine months ended September 30, 2007, the Company recorded amortization expense of $423,000 and $689,000, respectively. For the three and nine months ended September 30, 2006, the Company recorded amortization expense of $160,000 and $638,000, respectively. The Company expects to record the following amortization expense during the remainder of 2007 and beyond (in thousands):

Year ending:
2007 (three months remaining)	$1,636
2008	6,538
2009	6,421
2010	6,387
2011	6,278
2012 and thereafter	42,931

Total	$70,191

Derivatives and Hedging Activities

The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires the Company to recognize all derivatives on the consolidated balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

In July and August 2007, the Company entered into forward contracts to purchase 265,156,000 British pounds at an average forward rate of 2.020007, or the equivalent of $535,617,000, for purposes of hedging a portion of the purchase price of the IXEurope Acquisition. Upon cash payment in September 2007, the Company recorded a foreign exchange gain of $1,494,000, which is reflected within other income (expense) on the Company’s statement of operations for the three and nine months ended September 30, 2007.

The Company acquired interest rate swaps in connection with the European Financing (see Note 12). Interest incurred for the European Financing is based on variable interest rates and exposes the Company to interest rate risk. To mitigate the interest rate exposure, IXEurope had entered into two interest rate swap agreements to hedge a portion of the European Financing in order to transfer floating rate exposure to the counterparty in exchange for fixed payments by the Company. Upon the date of the IXEurope Acquisition and through September 30, 2007, these interest rate swaps were considered not to be effective hedges under the provisions of SFAS No. 133. As a result, the change in fair value of these two interest rate swaps totaling a loss of $24,000 was recorded as an increase in interest expense in the accompanying statements of operations for the three and nine months ended September 30, 2007.

The Company may enter into additional hedging agreements in the future to mitigate its exposure to interest rate or foreign exchange risk.

2. IXEurope Acquisition

On September 14, 2007, a wholly-owned subsidiary of the Company purchased the entire issued and to be issued share capital of IXEurope, a publicly-held company headquartered in London, U.K. Under the final terms of the IXEurope Acquisition, IXEurope shareholders received 140 British pence in cash for each IXEurope share. The purchase price, including direct transaction costs, totaled 271,113,000 British pounds or $549,154,000. IXEurope, a similar business to that of the Company, operates data centers in the United Kingdom, France, Germany and Switzerland and provides the Company with an immediate entry into the European data center market, supplementing the Company’s existing U.S. and Asia-Pacific operations. This is the primary reason that contributed to the Company paying significantly more than the carrying amount of IXEurope’s historical net book value, resulting in a significant amount of goodwill and intangible assets being recorded by the Company.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fully-diluted shares of IXEurope held by IXEurope’s two top officers representing 1,974,000 British pounds of the total purchase price were not paid in cash upon closing. Instead, equity awards of the Company’s common stock with a fair value of $4,007,000 were issued to the two top officers of IXEurope and are subject to vesting based on continuous employment through the end of 2008, as well as certain financial performance criteria of the Europe operations (the “IXEurope Equity Compensation”). The IXEurope Equity Compensation was not accounted for as part of the purchase price of IXEurope. Rather, the IXEurope Equity Compensation will be expensed into the operations of the Company over the vesting life of such awards.

Preliminary Purchase Price Allocation

Under the purchase method of accounting, the total estimated purchase price is preliminarily allocated to IXEurope’s net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. Based upon the estimated purchase price and the preliminary valuation, the preliminary purchase price allocation, which is subject to change based on the Company’s final analysis, is as follows (in thousands):

Cash and cash equivalents	$7,425
Accounts receivable	15,322
Other current assets	16,611
Property and equipment	168,832
Goodwill	408,812
Intangible asset – customer contracts	65,831
Intangible asset – leases	4,319
Other assets	12,289

Total assets acquired	699,441
Accounts payable and accrued expenses	(44,010)
Accrued property and equipment	(13,192)
Current portion of capital leases	(1,430)
Current portion of loan payable	(826)
Other current liabilities	(8,333)
Capital leases, less current portion	(3,504)
Loan payable	(65,196)
Unfavorable leases	(6,525)
Other liabilities	(7,271)

Net assets acquired	$549,154

A preliminary estimate of $65,831,000 has been allocated to customer contracts, an intangible asset with an estimated useful life of 11 years. A preliminary estimate of $4,319,000 has been allocated to favorable leases, an intangible asset with an estimated life of 15.8 years. A preliminary estimate of $6,525,000 has been allocated to unfavorable leases, a liability with an estimated life of 11.7 years.

A preliminary estimate of $408,812,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized and will be tested for impairment at least annually. The preliminary purchase price allocation of IXEurope is subject to revision as more detailed analysis is completed and additional information on the fair values of IXEurope’s assets and liabilities becomes available. Any changes in the fair value of the net assets of IXEurope will change the amount of the purchase price allocable to goodwill.

The Company expects to finalize its preliminary purchase price allocation in the fourth quarter of 2007 in conjunction with its year-end reporting.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unaudited Pro forma Consolidated Combined Results

The condensed consolidated financial statements of the Company include the operations of IXEurope from September 14, 2007 to September 30, 2007 and reflect the net assets acquired. The following unaudited pro forma combined financial information has been prepared to give effect to the IXEurope Acquisition by the Company using the purchase method of accounting and the related financings, the Common Stock Offering and the sale of 3.00% Convertible Subordinated Notes, to fund this acquisition. The unaudited pro forma combined financial information presents the consolidated results of the Company as if the IXEurope Acquisition and the related financings had been completed as of January 1 for both 2006 and 2007. This pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the IXEurope Acquisition and the related financings occurred as of January 1, 2006 or 2007, nor is it necessarily indicative of the future results of operations of the combined company. Unaudited pro forma consolidated combine results of operations for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues	$132,272	$90,113	$358,683	$249,726
Net loss	(562)	(12,054)	(15,136)	(38,648)
Basic and diluted net loss per share	$(0.02)	$(0.37)	$(0.43)	$(1.19)

3. IBX Acquisitions and Expansions

San Jose Property Acquisition

In January 2007, the Company entered into a conditional purchase agreement to purchase the building and property where its original Silicon Valley IBX center is located (the “San Jose Property Acquisition”) for $65,232,000, including closing costs, which was paid in full in a cash transaction during July 2007 following an initial $6,500,000 cash deposit paid in January 2007. In conjunction with the San Jose Property Acquisition, the Company wrote-off the associated deferred rent and asset retirement obligations totaling $1,386,000 and $138,000, respectively, and as a result, recorded property and equipment totaling $63,708,000. Furthermore, in August 2007, the Company purchased an adjacent piece of land for $6,239,000, including closing costs, for potential future expansion.

Singapore IBX Expansion Project

In March and July 2007, the Company entered into long-term leases for new space in the same building in which the Company’s existing Singapore IBX center is located (the “Singapore IBX Expansion Project”). Minimum payments under four leases, which qualify as operating leases, total 4,973,000 Singapore dollars (approximately $3,336,000 as translated using effective exchange rates at September 30, 2007) in cumulative lease payments with monthly payments commencing in the third quarter of 2007. The Company is building out this new space in multiple phases. As of September 30, 2007, the Company had incurred approximately $12,209,000 of capital expenditures to build out this space.

Washington, D.C. Metro Area IBX Expansion Project

In March 2007, the Company announced its intention to build out a new IBX center within the Ashburn Campus, which will be the fifth IBX center in the Washington, D.C. metro area, in order to further expand its existing Washington, D.C metro area IBX center (the “Washington, D.C. Metro Area IBX Expansion Project”). As of September 30, 2007, the Company had incurred $9,298,000 of capital expenditures for the Washington, D.C. Metro Area IBX Expansion Project.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Los Angeles Metro Area IBX Expansion Project

In June 2007, the Company purchased a new property, comprised of land and an empty building, located in El Segundo, California, for $49,059,000, including closing costs, which the Company paid in full in a cash transaction in June 2007. The Company intends to build an IBX center on this property, which will be the Company’s fourth IBX center in the Los Angeles metro area (the “Los Angeles Metro Area IBX Expansion Project”). As of September 30, 2007, the Company had incurred $1,101,000 of capital expenditures for the Los Angeles Metro Area IBX Expansion Project.

Silicon Valley Metro Area IBX Expansion Project

In June 2007, the Company announced its plan to invest further in an existing IBX center in the Silicon Valley metro area (the “Silicon Valley Metro Area IBX Expansion Project”). The Company intends to expand this IBX center for customer availability during the second quarter of 2008.

4. Related Party Transactions

A significant amount of the Company’s Asia-Pacific revenues are generated in Singapore and a significant portion of the business in Singapore is transacted with entities affiliated with STT Communications, which is the Company’s single largest stockholder (owning approximately 11.8% of outstanding common stock as of September 30, 2007). For the three and nine months ended September 30, 2007, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $2,345,000 and $6,322,000, respectively, and as of September 30, 2007, accounts receivable with these related parties was $1,952,000. For the three and nine months ended September 30, 2007, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $284,000 and $921,000, respectively, and as of September 30, 2007, accounts payable with these related parties was $144,000. For the three and nine months ended September 30, 2006, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $1,279,000 and $4,117,000, respectively, and as of September 30, 2006, accounts receivable with these related parties was $1,062,000. For the three and nine months ended September 30, 2006, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $864,000 and $2,883,000, respectively, and as of September 30, 2006, accounts payable with these related parties was $283,000.

5. Accounts Receivable

Accounts receivables, net, consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
	(unaudited)
Accounts receivable	$81,760	$52,500
Unearned revenue	(32,199)	(25,363)
Allowance for doubtful accounts	(385)	(273)

	$49,176	$26,864

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
	(unaudited)
Taxes receivable	$11,807	$5
Prepaid expenses	10,954	4,467
Other current assets	3,728	3,531

	$26,489	$8,003

7. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
	(unaudited)
Leasehold improvements	$392,883	$416,952
IBX plant and machinery	314,209	191,243
Buildings	109,273	50,526
IBX equipment	100,205	84,499
Site improvements	97,713	904
Computer equipment and software	51,662	35,913
Land	50,578	24,967
Furniture and fixtures	6,007	2,438
Construction in progress	364,533	88,429

	1,487,063	895,871
Less accumulated depreciation	(417,983)	(349,476)

	$1,069,080	$546,395

Site improvements are improvements to owned property versus leasehold improvements, which are improvements to leased property. Site improvements are depreciated using the straight-line method over the estimated useful life of the respective asset, generally 10 to 15 years.

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $40,295,000 at September 30, 2007 and $35,361,000 at December 31, 2006. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $6,571,000 and $4,119,000 as of September 30, 2007 and 2006, respectively.

As of September 30, 2007 and December 31, 2006, the Company had accrued property and equipment expenditures of $60,469,000 and $23,337,000, respectively. The Company’s planned capital expenditures during the remainder of 2007 and 2008 in connection with recently acquired IBX properties and expansion efforts are substantial. For further information, refer to “Other Purchase Commitments” in Note 14.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
	(unaudited)
Accounts payable	$18,992	$4,515
Accrued compensation and benefits	32,674	11,836
Accrued acquisition and financing costs	11,712	—
Accrued taxes	10,044	2,081
Accrued utility and security	8,120	3,849
Accrued interest	4,977	1,318
Accrued professional fees	1,518	1,362
Accrued other	6,302	2,308

	$94,339	$27,269

9. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
	(unaudited)
Deferred installation revenue	$11,783	$7,838
Deferred recurring revenue	5,425	674
Customer deposits	4,283	799
Deferred rent	403	401
Other current liabilities	248	439

	$22,142	$10,151

10. Deferred Rent and Other Liabilities

Deferred rent and other liabilities consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
	(unaudited)
Deferred rent, non-current	$25,649	$20,522
Deferred installation revenue, non-current	5,922	3,856
Deferred recurring revenue, non-current	5,709	6,058
Asset retirement obligations	4,859	3,985
Other liabilities	4,377	209

	$46,516	$34,630

The Company currently leases the majority of its IBX centers and certain equipment under non-cancelable operating lease agreements expiring through 2027. The IBX centers’ lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated rent expense abatement periods for certain properties to better match the phased build-out of its centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Convertible Debt

The Company’s convertible debt consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
	(unaudited)
Convertible subordinated debentures	$32,250	$86,250
2.50% Convertible subordinated notes	250,000	—
3.00% Convertible subordinated notes	395,986	—

	$678,236	$86,250

Convertible Subordinated Debentures

In March 2007, the Company entered into agreements with certain holders (“Holders”) of its 2.5% Convertible Subordinated Debentures due February 15, 2024, pursuant to which the Company agreed to exchange an aggregate of 1,367,090 newly issued shares of its common stock for such Holders’ $54,000,000 of $86,250,000 principal amount of the Convertible Subordinated Debentures (the “Convertible Subordinated Debentures’ Partial Conversion”). The number of shares of common stock issued equals the amount issuable upon conversion of the Convertible Subordinated Debentures in accordance with their terms. In addition, each Holder received cash consideration equal to accrued and unpaid interest through the redemption date totaling $111,000, as well as the present value of future interest due through February 15, 2009 and an incremental fee, totaling $3,395,000 (the “Inducement Fee”).

The Company recognized a loss on debt conversion totaling $3,395,000 as a result of the Convertible Subordinated Debentures’ Partial Conversion in accordance with FASB No. 84, “Induced Conversions of Convertible Debt”, due to the Inducement Fee. As a result of the Convertible Subordinated Debentures’ Partial Conversion, a total of $53,229,000 was credited to stockholders’ equity during the first quarter of 2007, which was comprised of $54,000,000 of Convertible Subordinated Debentures, offset by $771,000 of unamortized debt issuance costs since, at the time of issuance, the Convertible Subordinated Debentures did not contain a beneficial conversion feature. As of September 30, 2007, debt issuance costs related to the Convertible Subordinated Debentures, net of amortization, were $330,000 and are being amortized to interest expense using the effective interest method through February 15, 2009.

As of September 30, 2007, a total of $32,250,000 Convertible Subordinated Debentures remained outstanding and were convertible into 816,457 shares of the Company’s common stock.

2.50% Convertible Subordinated Notes

In March 2007, the Company issued $250,000,000 aggregate principal amount of 2.50% Convertible Subordinated Notes due April 15, 2012 (the “2.50% Convertible Subordinated Notes”). Interest is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 2007.

The 2.50% Convertible Subordinated Notes are governed by an Indenture dated as of March 30, 2007, between the Company, as issuer, and U.S. Bank National Association, as trustee (the “Indenture”). The Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company. The 2.50% Convertible Subordinated Notes are unsecured and rank junior in right of payment to the Company’s existing or future senior debt and equal in right of payment to the Company’s existing and future subordinated debt.

Upon conversion, holders will receive, at the Company’s election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. However, the Company may at any time irrevocably elect for the remaining term of the 2.50% Convertible Subordinated Notes to satisfy its obligation in cash up to 100% of the principal amount of the 2.50% Convertible Subordinated Notes converted, with any remaining amount to be satisfied, at the Company’s election, in shares of its common stock or a combination of cash and shares of its common stock.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The initial conversion rate is 8.9259 shares of common stock per $1,000 principal amount of 2.50% Convertible Subordinated Notes, subject to adjustment. This represents an initial conversion price of approximately $112.03 per share of common stock. Holders of the 2.50% Convertible Subordinated Notes may convert their notes at any time prior to the close of business on the business day immediately preceding the maturity date under the following circumstances:

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

•

subject to certain exceptions, during the five business day period following any ten consecutive trading day period in which the trading price of the 2.50% Convertible Subordinated Notes for each day of such period was less than 98% of the product of the sale price of the Company’s common stock and the conversion rate (the “Parity Provision Clause”);

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

Upon conversion, due to the conversion formulas associated with the 2.50% Convertible Subordinated Notes, if the Company’s stock is trading at levels exceeding 130% of the conversion price per share of common stock, and if the Company elects to pay any portion of the consideration in cash, additional consideration beyond the $250,000,000 of gross proceeds received would be required. However, in no event would the total number of shares issuable upon conversion of the 2.50% Convertible Subordinated Notes exceed 11.6036 per $1,000 principal amount of Convertible Subordinated Notes, subject to anti-dilution adjustments, or the equivalent of $86.18 per share of common stock or a total of 2,900,900 shares of the Company’s common stock. As of September 30, 2007, the 2.50% Convertible Subordinated Notes were convertible into 2,231,475 shares of the Company’s common stock.

The conversion rates may be adjusted upon the occurrence of certain events, including for any cash dividend, but they will not be adjusted for accrued and unpaid interest. Holders of the 2.50% Convertible Subordinated Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited. The 2.50% Convertible Subordinated Notes called for redemption may be surrendered for conversion prior to the close of business on the business day immediately preceding the redemption date.

The Company may redeem all or a portion of the 2.50% Convertible Subordinated Notes at any time after April 16, 2010 for cash but only if the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days immediately prior to the day the Company gives notice of redemption is greater than 130% of the applicable conversion price per share of common stock on the date of the notice, presently $145.64 per share. The redemption price will equal 100% of the principal amount of the 2.50% Convertible Subordinated Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Holders of the 2.50% Convertible Subordinated Notes have the right to require the Company to purchase with cash all or a portion of the 2.50% Convertible Subordinated Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the 2.50% Convertible Subordinated Notes plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase. Following certain corporate transactions that constitute a change of control, the Company will increase the conversion rate for a holder who elects to convert the 2.50% Convertible Subordinated Notes in connection with such change of control in certain circumstances.

The Company has considered the guidance in FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”, EITF Abstract No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and EITF Abstract No. 00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’ to Certain Convertible Instruments” and other related accounting pronouncements and has determined that the 2.50% Convertible Subordinated Notes do not contain a beneficial conversion feature as the fair value of the Company’s common stock on the date of issuance was less than the initial conversion price outlined in the agreement. In addition, the 2.50% Convertible Subordinated Notes contain one embedded derivative requiring bifurcation and separate accounting treatment, the Parity Provision Clause, which had a zero fair value as of September 30, 2007. The Company will be remeasuring this embedded derivative each reporting period, as applicable. Changes in fair value will be reported in the statement of operations.

The costs related to the 2.50% Convertible Subordinated Notes were capitalized and are being amortized to interest expense using the effective interest method, through March 15, 2012, the first date that the holders of the 2.50% Convertible Subordinated Notes can convert without satisfaction of the Stock Price Condition Conversion Clause, Parity Provision Clause or the Corporate Action Provision Clause. Debt issuance costs related to the 2.50% Convertible Subordinated Notes, net of amortization, were $7,169,000 as of September 30, 2007.

3.00% Convertible Subordinated Notes

In September 2007, the Company issued $395,986,000 aggregate principal amount of 3.00% Convertible Subordinated Notes due October 15, 2014 (the “3.00% Convertible Subordinated Notes”). Interest is payable semi-annually on April 15 and October 15 of each year, commencing April 15, 2008.

The 3.00% Convertible Subordinated Notes are governed by an Indenture dated as of September 26, 2007, between the Company, as issuer, and U.S. Bank National Association, as trustee (the “Indenture”). The Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company. The 3.00% Convertible Subordinated Notes are unsecured and rank junior in right of payment to the Company’s existing or future senior debt and equal in right of payment to the Company’s existing and future subordinated debt.

Holders of the 3.00% Convertible Subordinated Notes may convert their notes at their option on any day up to and including the business day immediately preceding the maturity date into shares of the Company’s common stock. The base conversion rate is 7.4360 shares of common stock per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to adjustment. This represents a base conversion price of approximately $134.48 per share of common stock. If, at the time of conversion, the applicable stock price of the Company’s common stock exceeds the base conversion price, the conversion rate will be determined pursuant to a formula resulting in the receipt of up to 4.4616 additional shares of common stock per $1,000 principal amount of the 3.00% Convertible Subordinated Notes, subject to adjustment. However, in no event would the total number of shares issuable upon conversion of the 3.00% Convertible Subordinated Notes exceed 11.8976 per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to anti-dilution adjustments, or the equivalent of $84.05 per share of the Company’s common stock or a total of 4,711,283 shares of the Company’s common stock. As of September 30, 2007, the 3.00% Convertible Subordinated Notes were convertible into 2,944,551 shares of the Company’s common stock.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The conversion rates may be adjusted upon the occurrence of certain events, including for any cash dividend, but they will not be adjusted for accrued and unpaid interest. Holders of the 3.00% Convertible Subordinated Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited. The Company may not redeem the 3.00% Convertible Subordinated Notes at its option.

Holders of the 3.00% Convertible Subordinated Notes have the right to require the Company to purchase with cash all or a portion of the Convertible Subordinated Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the 3.00% Convertible Subordinated Notes plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase. Following certain corporate transactions that constitute a change of control, the Company will increase the conversion rate for a holder who elects to convert the 3.00% Convertible Subordinated Notes in connection with such change of control in certain circumstances.

The Company has considered the guidance in FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”, EITF Abstract No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and EITF Abstract No. 00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’ to Certain Convertible Instruments” and other related accounting pronouncements and has determined that the 3.00% Convertible Subordinated Notes do not contain a beneficial conversion feature as the fair value of the Company’s common stock on the date of issuance was less than the initial conversion price outlined in the agreement.

The costs related to the 3.00% Convertible Subordinated Notes were capitalized and are being amortized to interest expense using the effective interest method over the seven-year term of the 3.00% Convertible Subordinated Notes. Debt issuance costs related to the 3.00% Convertible Subordinated Notes, net of amortization, were $10,880,000 as of September 30, 2007.

12. Non-Convertible Debt

The Company’s non-convertible debt consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
	(unaudited)
Mortgage Payable	$97,322	$98,896
Chicago IBX Financing	93,721	—
Asia-Pacific Financing	25,033	—
European Financing	66,032	—

	$282,108	$98,896

Chicago IBX Financing

In February 2007, a wholly-owned subsidiary of the Company obtained a loan of up to $110,000,000 to finance up to 60% of the development and construction costs of the Chicago Metro Area IBX Expansion Project (the “Chicago IBX Financing”). The Company periodically receives advances of funds in conjunction with costs incurred for construction of its Chicago Metro Area IBX Expansion Project (the “Loan Payable”). As of September 30, 2007, the Company had received advances totaling $93,721,000. As a result, up to $16,279,000 remained available for borrowing from the Chicago IBX Financing and is expected to be borrowed periodically during the remaining construction period of the Chicago Metro Area IBX Expansion Project until completion by the end of 2007.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Loan Payable has a maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. The Loan Payable bears interest at a floating rate (one, three or six month LIBOR plus 2.75%) with interest payable monthly, which commenced March 1, 2007. As of September 30, 2007, the Loan Payable had an effective interest rate of 8.375% per annum. The Chicago IBX Financing has no specific financial covenants and contains a limited parent company guaranty.

The debt issuance costs related to the Chicago IBX Financing were capitalized and are being amortized to interest expense using the effective interest method through January 31, 2010. Debt issuance costs related to the Chicago IBX Financing, net of amortization, were $2,064,000 as of September 30, 2007.

Asia-Pacific Financing

In August 2007, two wholly-owned subsidiaries of the Company, located in Singapore and Tokyo, Japan, entered into an approximately $40,000,000 multi-currency credit facility agreement (the “Asia-Pacific Financing”). The Asia-Pacific Financing has a four-year term that allows these two subsidiaries to borrow up to 23,000,000 Singapore dollars and 2,932,500,000 Japanese yen, respectively, during the first 12-month period with repayment to occur over the remaining three years in twelve 12 quarterly installments (collectively, the “Loans Payable”). Amounts undrawn at the end of the 12-month period shall be cancelled. The Asia-Pacific Financing has a commitment fee of 0.3% on unutilized amounts during the 12-month draw period and bears interest at a floating rate (the relevant three-month local cost of funds for Singapore and Japan), as applicable, plus 1.85%-2.50% depending on the ratio of the Company’s senior indebtedness to its earnings before interest, taxes, depreciation and amortization, or EBITDA, with interest payable quarterly. The Asia-Pacific Financing may be used by these two subsidiaries to fund capital expenditures on leasehold improvements, equipment, and other installation costs related to expansion plans in Singapore and Tokyo. The Asia-Pacific Financing is guaranteed by the parent, Equinix Inc., is secured by the assets of these two subsidiaries and has several financial covenants, with which the Company must comply quarterly. As of September 30, 2007, the Company had borrowed 18,282,000 Singapore dollars at an initial interest rate per annum of 4.66% and 1,476,833,000 Japanese yen at an initial interest rate per annum of 2.69%. Collectively the amounts borrowed equal $25,033,000 leaving $14,967,000 available to borrow under the Asia-Pacific Financing. As of September 30, 2007, the Company was in compliance with all financial covenants in connection with the Asia-Pacific Financing.

The debt issuance costs related to the Asia-Pacific Financing were capitalized and are being amortized to interest expense using the effective interest method over the four-year life of the Asia-Pacific Financing. Debt issuance costs related to the Asia-Pacific Financing, net of amortization, were $636,000 as of September 30, 2007.

European Financing

In September 2007, as a result of the IXEurope Acquisition (see Note 2), a wholly-owned subsidiary of the Company acquired a senior facilities agreement totaling 82,000,000 British pounds (or approximately $166,116,000 as translated using effective exchange rates as of September 30, 2007) (the “European Financing”). The European Financing is comprised of three facilities: (i) Facility A, which is available to draw upon through March 2008, provides for a term loan of up to 40,000,000 British pounds and bears a floating interest rate per annum of between 0.75% and 2.0% above LIBOR or EURIBOR; (ii) Facility B, which is available to draw upon through June 2010, provides for a term loan of up to 40,000,000 British pounds and bears a floating interest rate per annum of between 0.75% and 2.25% above LIBOR or EURIBOR and (iii) Facility C, which is available to draw upon through May 2014, provides for a revolving credit facility of up to 2,000,000 British pounds and bears a floating interest rate per annum of between 0.75% and 2.0% above LIBOR or EURIBOR (collectively, the “Loans Payable”). The European Financing has a final maturity date of June 30, 2014 and interest is payable in periods of one, two, three or six months at the choice of the Company’s European subsidiary. Facility A will be repaid in 13 semi-annual installments commencing June 30, 2008. Facility B will be repaid in nine semi-annual installments commencing June 30, 2010. Facility C will be repaid at the final maturity date. The European Financing is available to fund the Company’s subsidiary’s current or future operations in Europe, including capital expenditures, for certain pre-approved

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

subsidiaries in Europe. The European Financing is collateralized by certain of the Company’s assets in Europe and contains several financial covenants with which the Company must comply quarterly. As of September 30, 2007, the Company was in compliance with all financial covenants in connection with the European Financing.

Upon a written request from the Company at any time after December 31, 2007 and through the final maturity date, and upon approval by the lenders, an additional term loan of up to 15,000,000 British pounds (or approximately $30,387,000 as translated using effective exchange rates as of September 30, 2007) may be made available to the Company. The European Financing requires the Company to hedge the floating interest rates inherent in the European Financing. As a result, the Company has two interest rate swaps outstanding in connection with the European Financing, which are accounted for under the provisions of SFAS No., 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (see Note 1).

As of September 30, 2007, the Company had borrowed a total of 32,596,000 British pounds (or approximately $66,032,000 as translated using effective exchange rates as of September 30, 2007) under the European Financing at a blended interest rate per annum of 7.65% leaving 49,404,000 British pounds (or approximately $100,084,000 as translated using effective exchange rates as of September 30, 2007) available to borrow under the European Financing.

Silicon Valley Bank Credit Line

In March 2007, the Company amended certain provisions of the Silicon Valley Bank Credit Line which related to certain financial covenants, the addition of a liquidity covenant and the revision of the definition of “Approved Subordinated Debt” in order to allow the Company to proceed with the 2.50% Convertible Subordinated Notes offering (see Footnote 11). The liquidity covenant requires the Company to maintain total liquidity of at least $75,000,000. The liquidity covenant is defined as the sum of cash, cash equivalents, short-term investments, 80% of long-term investments and 10% of net accounts receivable. In the event of a default, Silicon Valley Bank has the right to exercise a notice of control to give Silicon Valley Bank the sole right to control, direct or dispose of the assets as it deems necessary to satisfy the Company’s obligations under the Silicon Valley Bank Credit Line, if any. In September 2007, the Company further amended certain provisions of the Silicon Valley Bank Credit Line which related to certain financial covenants and the definition of “Designation of Obligations” to include the Company’s 3.00% Convertible Subordinated Notes offering that closed on September 26, 2007. As of September 30, 2007, the Company was in compliance with all financial covenants in connection with the amended Silicon Valley Bank Credit Line.

Borrowings under the Silicon Valley Bank Credit Line continue to bear interest at variable interest rates, plus the applicable margins, in effect prior to the amendment, based on either prime rates or LIBOR rates. The Silicon Valley Bank Credit Line matures on September 15, 2008 and remains secured by substantially all of the Company’s domestic personal property assets and certain of the Company’s real property leases.

As of September 30, 2007, letters of credit totaling $14,919,000 had been issued and were outstanding under the Silicon Valley Bank Credit Line. However, no borrowings were outstanding under the Silicon Valley Bank Credit Line. As a result, the amount of borrowings available to the Company was $60,081,000. These letters of credit automatically renew in successive one-year periods until the final termination. If the beneficiaries for any of these letters of credit decide to draw down on these letters of credit, the Company will be required to fund these letters of credit either through cash collateral or borrowings under the Silicon Valley Bank Credit Line. As of September 30, 2007, had the Company borrowed against the Silicon Valley Bank Credit Line, it would have had an effective interest rate of 7.87% per annum.

Senior Bridge Loan

In June 2007, the Company entered into a Senior Bridge Loan Credit Agreement (the “Senior Bridge Loan”) with Citibank, N.A., as Lender, and as agent for the Lender, for a principal amount of $500,000,000, to secure temporary financing for the IXEurope Acquisition.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Senior Bridge Loan had an initial maturity of 12 months and, at the initial maturity date, would have been converted into a seven-year term loan that would have been exchangeable by the Lenders at any time into fixed-rate exchange notes with registration rights to the extent the Company drew down on the Senior Bridge Loan and any amounts outstanding under the Senior Bridge Loan were not repaid within one year. The Senior Bridge Loan bore interest at floating rates during the first three months at an initial rate of LIBOR plus 3.50% per annum and the interest was payable quarterly. The rate for each subsequent three-month period increased by 0.5% over the floating rate in effect for the immediate preceding three-month period. The interest rate for each three-month period would have been equal to the greater of the interest rate applicable for such period or 9.0% per annum but would not have exceeded 11.25% per annum.

The Company incurred $2,554,000 of debt issuance costs in securing the Senior Bridge Loan. In September 2007, the Senior Bridge Loan was terminated unused and, as a result, the Company recorded a loss on debt extinguishment totaling $2,554,000 reflecting the immediate write-off of all such debt issuance costs previously capitalized.

13. Debt Maturities

Combined aggregate maturities for the Company’s various debt facilities and other financing obligations as of September 30, 2007 were as follows (in thousands) (unaudited):

	Convertible debt	Mortgage and loans payable	Capital lease and other financing obligations	Total
2007 (three months remaining)	$—	$2,541	$2,939	$5,480
2008	—	13,901	11,585	25,486
2009	32,250	26,763	11,666	70,679
2010	—	120,484	11,686	132,170
2011	—	26,327	11,760	38,087
2012 and thereafter	645,986	181,636	118,024	945,646

	678,236	371,652	167,660	1,217,548
Less amount representing interest	—	(89,544)	(75,949)	(165,493)
Plus amount representing residual property value	—	—	6,555	6,555

	678,236	282,108	98,266	1,058,610
Less current portion of principal	—	(3,162)	(3,765)	(6,927)

	$678,236	$278,946	$94,501	$1,051,683

14. Commitments and Contingencies

Legal Matters Relating to Stock Option Granting Practices

On June 29, 2006 and September 18, 2006, shareholder derivative actions were filed in the Superior Court of the State of California, County of San Mateo, naming Equinix as a nominal defendant and several of Equinix’s current and former officers and directors as individual defendants. These actions were consolidated, and the consolidated complaint was filed in January 2007. In March 2007, the state court stayed this action in deference to a federal shareholder derivative action filed in the United States District Court for the Northern District of California in October 2006. The federal action named Equinix as a nominal defendant and several current and former officers and directors as individual defendants. This complaint alleged that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of purported backdating of stock options, insider trading and the dissemination of false statements. On April 12, 2007, the federal action was voluntarily dismissed without prejudice pursuant to a joint stipulation entered as an order by the court. On May 3, 2007, the state court lifted the stay on proceedings in the state court action and set a briefing schedule permitting the Company to file a motion to dismiss on the grounds that plaintiffs lack standing to sue on its behalf. The Company filed its motion to dismiss on June 4, 2007 and appeared for a hearing on the motion on August 6, 2007. The state court granted the Company’s motion to dismiss and granted plaintiffs leave to amend their consolidated complaint. On October 1, 2007, plaintiffs filed an amended consolidated complaint. The amended consolidated complaint alleges that the individual defendants breached their fiduciary duties and violated

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

California securities law as a result of purported backdating of stock option grants, insider trading and the preparation and approval of inaccurate financial results. Plaintiffs seek to recover, on behalf of Equinix, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, restitution and fees and costs. A motion to dismiss the amended consolidated complaint is pending. In addition to the pending state court derivative action, the Company may be subject to additional derivative or other lawsuits that may be presented on an individual or class basis alleging claims based on its stock option granting practices.

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

The Company believes that while an unfavorable outcome to any or all of the above-mentioned inquiries, cases or complaints is reasonably possible, it is not probable. As a result, the Company has not accrued for any settlements in connection with these legal matters as of September 30, 2007.

Other Legal Actions

On July 30, 2001 and August 8, 2001, putative shareholder class action lawsuits were filed against the Company, certain of its officers and directors (the “Individual Defendants”), and several investment banks that were underwriters of the Company’s initial public offering (the “Underwriter Defendants”). The cases were filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased the Company’s stock between August 10, 2000 and December 6, 2000. In addition, similar lawsuits were filed against approximately 300 other issuers and related parties. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 against the Company and the Individual Defendants. The plaintiffs have since dismissed the Individual Defendants without prejudice. The suits allege that the Underwriter Defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. On February 19, 2003, the Court dismissed the Section 10(b) claim against the Company, but denied the motion to dismiss the Section 11 claim. On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six “focus” cases, which are intended to serve as test cases. Plaintiffs selected these six cases, which do not include Equinix. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by plaintiffs, but noted that plaintiffs could ask the district court to certify more narrow classes than those that were rejected.

Prior to the Second Circuit’s decision, a majority of issuers, including Equinix, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the Court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases. If plaintiffs are successful in obtaining class certification, they are expected to amend the complaint against Equinix in the same manner that they amended the complaints against the focus case issuers and to seek certification of a class in the Equinix case. The amended complaints against the focus case issuers include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the Individual Defendants as defendants. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company cannot predict whether its will be able to renegotiate a settlement that complies with the Second Circuit’s mandate, nor can the Company predict the amount of any such settlement.

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

Other Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of September 30, 2007, the Company was contractually committed for $136,471,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of September 30, 2007, such as commitments to purchase power in select locations, primarily in the U.S., Singapore and the United Kingdom, through 2007 and thereafter, and other open purchase orders for goods or services to be delivered or provided during 2007. Such other miscellaneous purchase commitments totaled $33,609,000 as of September 30, 2007.

15. Other Comprehensive Income and Loss

The components of other comprehensive income and loss are as follows (in thousands) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income (loss)	$4,124	$(5,168)	$885	$(15,508)
Unrealized gain on available for sale securities	271	308	269	289
Foreign currency translation gain (loss)	6,732	(3)	6,634	1,376

Comprehensive income (loss)	$11,127	$(4,863)	$7,788	$(13,843)

There were no significant tax effects on comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. Segment Information

The Company and its subsidiaries are principally engaged in a single operational segment: the design, build-out and operation of network neutral IBX centers. All revenues result from the operation of these IBX centers. However, the Company operates in three distinct geographic segments, comprised of the U.S., Asia-Pacific and Europe. The Company’s chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying condensed consolidated financial statements and based on these three geographic segments.

The Company provides the following geographic statement of operations disclosures as follows (in thousands) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Total revenues:
United States	$83,685	$63,654	$234,461	$178,394
Asia-Pacific	14,643	10,072	40,813	28,749
Europe	5,454	—	5,454	—

	$103,782	$73,726	$280,728	$207,143

Cost of revenues:
United States	$49,695	$43,529	$143,123	$121,507
Asia-Pacific	9,165	5,608	24,111	16,538
Europe	4,031	—	4,031	—

	$62,891	$49,137	$171,265	$138,045

Income (loss) from operations:
United States	$6,386	$(3,967)	$8,000	$(9,619)
Asia-Pacific	312	896	1,951	524
Europe	(619)	—	(619)	—

	$6,079	$(3,071)	$9,332	$(9,095)

The Company’s long-lived assets are located in the following geographic areas (in thousands) (unaudited):

	September 30, 2007	December 31, 2006
	(unaudited)
United States	$896,195	$553,619
Asia-Pacific	84,858	51,952
Europe	666,391	—

	$1,647,444	$605,571

The Company’s goodwill totaling $430,277,000 as of September 30, 2007 was comprised of $412,862,000 attributable to the Company’s Europe reporting unit and $17,415,000 attributable to the Company’s Singapore reporting unit.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue information on a services basis is as follows (in thousands) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Colocation	$75,282	$51,678	$200,682	$145,235
Interconnection	18,798	13,862	53,171	38,310
Managed infrastructure	4,830	4,066	13,214	12,045
Rental	378	312	1,011	1,169

Recurring revenues	99,288	69,918	268,078	196,759
Non-recurring revenues	4,494	3,808	12,650	10,384

	$103,782	$73,726	$280,728	$207,143

No single customer accounted for 10% or greater of the Company’s revenues for the three and nine months ended September 30, 2007 and 2006. No accounts receivables accounted for 10% or greater of the Company’s gross accounts receivable as of September 30, 2007. Accounts receivable from one customer accounted for 10% of the Company’s gross accounts receivable as of September 30, 2006. No other single customer accounted for more than 10% of the Company’s gross accounts receivable as of September 30, 2006.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the movement in the 2004 accrued restructuring charge from December 31, 2006 to September 30, 2007 is outlined as follows (in thousands) (unaudited):

	Accrued restructuring charge as of December 31, 2006	Accretion expense	Restructuring charge adjustment	Cash payments	Accrued restructuring charge as of September 30, 2007
Estimated lease exit costs	$13,857	$613	$407	$(2,247)	$12,630

	13,857	$613	$407	$(2,247)	12,630

Less current portion	(3,096)				(3,778)

	$10,761				$8,852

During the three months ended June 30, 2007, the Company recorded an additional restructuring charge of $407,000 as a result of revised sublease assumptions on one of these two excess space leases as new information became available. As the Company currently has no plans to enter into lump sum lease terminations with either of the landlords associated with these two excess space leases, the Company has reflected its accrued restructuring liability as both current and non-current on the accompanying condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006. The Company is contractually committed to these two excess space leases through 2015.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the movement in the 2005 accrued restructuring charge from December 31, 2006 to September 30, 2007 is outlined as follows (in thousands) (unaudited):

	Accrued restructuring charge as of December 31, 2006	Accretion expense	Cash payments	Accrued restructuring charge as of September 30, 2007
Estimated lease exit costs	$27,715	$1,321	$(7,853)	$21,183

	27,715	$1,321	$(7,853)	21,183

Less current portion	(10,373)			(10,364)

	$17,342			$10,819

18. Recent Accounting Pronouncements

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

19. Subsequent Events

In October 2007, the Company amended certain provisions of the $75,000,000 Silicon Valley Bank Credit Line which primarily related to the modification of certain financial covenants as a result of the issuance of 3.00% Convertible Subordinated Notes.

In October 2007, the Company received additional advances related to the Chicago IBX Financing (see Note 12) totaling $4,787,000, bringing the cumulative Loan Payable to date to $98,508,000 with a blended interest rate of 7.94% per annum. As a result, the amount available to borrow from the Chicago IBX Financing totals $11,492,000.

In October 2007, the Company received additional advances related to the European Financing (see Note 12) totaling 6,000,000 British pounds or approximately $12,308,000, bringing the cumulative Loan Payable to date to 38,621,000 British pounds or approximately $79,226,000 with a blended interest rate of 7.62% per annum. As a result, the amount available to borrow from the European Financing totals 43,379,000 British pounds or approximately $86,890,000.

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

Overview

Equinix provides network neutral colocation, interconnection and managed services to enterprises, content companies, systems integrators and the world’s largest network providers. In September 2007, we completed the acquisition of IXEurope Plc, or IXEurope, headquartered in London, U.K., whereby IXEurope became our wholly-owned subsidiary. We refer to this transaction as the IXEurope acquisition. IXEurope, a similar business to ours, operates network neutral data centers in the United Kingdom, France, Germany and Switzerland and provides us with an immediate entry into the European data center market, supplementing our existing U.S. and Asia-Pacific operations. As of September 30, 2007, we operate IBX centers in the Chicago, Dallas, Los Angeles, New York, Silicon Valley and Washington, D.C. metro areas in the United States, Hong Kong, Singapore, Australia and Japan in the Asia-Pacific region, and the United Kingdom, France, Germany and Switzerland in the Europe region.

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

Excluding the impact of the IXEurope acquisition, our customer count increased to 1,453 as of September 30, 2007 versus 1,260 as of September 30, 2006, an increase of 15%. Our utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Excluding the impact of the IXEurope acquisition, our utilization rate was 61% as of September 30, 2007 and 54% as of September 30, 2006; however, further excluding the impact of our recent IBX center openings in the Los Angeles, Chicago, Silicon Valley and Washington, D.C. metro areas, our utilization rate would have been 62% as of September 30, 2007. Our utilization rate varies from market to market among our IBX centers in our markets across the U.S., Asia-Pacific and Europe. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. Once capacity becomes limited, we will perform demand studies to determine if future expansion is warranted. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of draw our customers take from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX centers to support power and cooling needs twice that of previous IBX centers. We could face power limitations in our centers even though we may have additional physical capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows. As a result of these power limitations in our IBX centers that were opened before 2007, the maximum utilization rate that we expect to achieve for most IBX centers until we consider an IBX center full or sold-out is approximately 75-80% depending on the building configurations. Due to these power limitations, commencing with the first quarter of 2007, we began to track the utilization of our centers on a net sellable cabinet capacity basis. Therefore, our utilization rate as of September 30, 2007 on a net sellable cabinet capacity basis, excluding the impact of IXEurope acquisition, was 79% versus the 61% noted above under our previous utilization rate methodology, which does not factor in these power limitations.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service offerings, such as our 2005 expansions in the Silicon Valley, Chicago and Los Angeles metro area markets, our 2006 expansions in the Washington, D.C., Chicago, New York and Tokyo, Japan metro area markets, which opened in 2007 (see “Recent Developments” below), and our 2007 San Jose and Los Angeles property acquisitions and expansions in the Singapore, Washington, D.C., Silicon Valley and Los Angeles metro area markets, as well as the IXEurope acquisition. However, we will continue to be very selective with any similar opportunities. As was the case with these recent expansions in our existing markets in the Washington, D.C., Silicon Valley, Chicago, Los Angeles, Tokyo and Singapore metro area markets or our expansion in new markets, such as Europe with the IXEurope acquisition, our expansion criteria will be dependent on demand from new and existing customers, quality of the design, power capacity, access to networks, capacity availability in current market location, amount of incremental investment required by us in the targeted property, lead-time to break-even and in-place customers. Like our recent expansions, the right combination of these factors may be attractive to us. Dependent on the particular deal, these acquisitions may require upfront cash payments and additional capital expenditures or may be funded through long-term financing arrangements in order to bring these properties up to Equinix standards. Property expansion may be in the form of a purchase of real property, long-term leasing arrangements or acquisitions. Future purchases, construction or acquisitions may be completed by us or with partners or potential customers to minimize the outlay of cash, which can be significant.

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

Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services that we perform. These services are considered to be non-recurring as they are billed typically once and only upon completion of the installation or professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. As a percentage of total revenues, we expect non-recurring revenues to represent less than 10% of total revenues for the foreseeable future.

The largest cost components of our cost of revenues are depreciation, rental payments related to our leased IBX centers, utility costs including electricity and bandwidth, IBX employees’ salaries and benefits, including stock-based compensation, supplies and equipment and security services. A substantial majority of our cost of revenues is fixed in nature and should not vary significantly from period to period. However, there are certain costs, which are considered more variable in nature, including utilities and supplies, that are directly related to growth in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will increase in the future on a per unit or fixed basis in addition to on a customer growth or variable basis. In addition, the cost of electricity is generally higher in the summer months as compared to other times of the year.

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

Recent Developments

In January 2007, we entered into a conditional purchase agreement to purchase the building and property where our original Silicon Valley IBX center is located for $65.2 million, including closing costs, which was paid in full in a cash transaction during July 2007 following an initial $6.5 million cash deposit paid in January 2007. Furthermore, in August 2007, we purchased an adjacent piece of land for $6.2 million, including closing costs, for potential future expansion. We refer to these transactions as the Silicon Valley property acquisition.

In February 2007, one of our wholly-owned subsidiaries obtained a loan of up to $110.0 million to finance up to 60% of the development and construction costs of our Chicago metro area IBX expansion project. We refer to this transaction as the Chicago IBX financing. We periodically receive advances of funds in conjunction with costs incurred for the construction of our Chicago metro area IBX expansion project, which we refer to as our loan payable. As of September 30, 2007, we had received advances totaling $93.7 million. As a result, up to $16.3 million remained available for borrowing from the Chicago IBX financing and is expected to be borrowed periodically during the remaining construction period of the Chicago metro area IBX expansion project until its completion by the end of 2007. The loan payable has a maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. The loan payable bears interest at a floating rate (one, three or six month LIBOR plus 2.75%) with interest payable monthly, which commenced March 1, 2007. In October 2007, we received additional advances totaling $4.8 million, bringing the cumulative loan payable to date to $98.5 million with a blended interest rate of 7.94% per annum.

In March and July 2007, we entered into long-term leases for new space in the same building in which our existing Singapore IBX center is located. Minimum payments under these leases, which qualify as operating leases, total 5.0 million Singapore dollars (approximately $3.3 million as translated using effective exchange rates at September 30, 2007) in cumulative lease payments with monthly payments commencing in the third quarter of 2007. We are building out this new space in multiple phases and plan to invest approximately $15.9 million in total, of which approximately $12.2 million was incurred as of September 30, 2007.

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

In March 2007, we entered into agreements with certain holders of our convertible subordinated debentures due February 15, 2024, pursuant to which we agreed to exchange an aggregate of 1.4 million newly issued shares of our common stock for such holders’ $54.0 million of $86.3 million principal amount of the convertible subordinated debentures. The number of shares of common stock issued equaled the amount issuable upon conversion of the convertible subordinated debentures in accordance with their original terms. In addition, each holder received cash consideration equal to accrued and unpaid interest through the redemption date totaling $110,000, as well as the present value of future interest due through February 15, 2009 and an incremental fee, totaling $3.4 million, which was recorded as loss on conversion of debt during the three months ended March 31, 2007.

In March 2007, we announced our intention to build out a new IBX center within the Ashburn campus, which will be the fifth IBX center in the Washington, D.C. metro area, in order to further expand our existing Washington, D.C metro area IBX center. We refer to this project as the Washington, D.C. metro area IBX expansion project. We plan to spend approximately $70.0 million for the Washington, D.C. metro area IBX expansion project, of which $9.3 million was incurred as of September 30, 2007.

In March 2007, we issued $250.0 million in aggregate principal amount of 2.50% convertible subordinated notes due 2012. The initial conversion rate is 8.9259 shares of common stock per $1,000 principal amount of convertible subordinated notes, subject to adjustment. This represents an initial conversion price of approximately $112.03 per share of common stock or 2.2 million shares of our common stock. Upon conversion, holders will receive, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. We have used or intend to use the net proceeds from this offering for general corporate purposes, including the funding of our expansion activities and working capital requirements. We refer to this transaction as the 2.50% convertible subordinated notes offering.

In June 2007, we purchased a new property, comprised of land and an empty building, located in El Segundo, California, for $49.1 million, including closing costs, which we paid in full in a cash transaction during June 2007. We refer to this project as the Los Angeles metro area IBX expansion project. We plan to spend approximately $95.0 million for the Los Angeles metro area IBX expansion project, of which $1.1 million was incurred as of September 30, 2007.

In June 2007, we announced our plan to invest approximately $41.0 million on an existing IBX center in the Silicon Valley metro area. We intend to expand this IBX center for customer availability during the second quarter of 2008. We refer to this project as the Silicon Valley metro area IBX expansion project.

In June 2007, we entered into a senior bridge loan credit agreement with Citibank, N.A., as lender, and as agent for the lender, for a principal amount of $500.0 million, to finance the IXEurope acquisition. We refer to this transaction as the senior bridge loan. The senior bridge loan had an initial maturity of 12 months and, at the initial maturity date, would have been converted into a seven-year term loan that would have been exchangeable by the lenders at any time into fixed-rate exchange notes with registration rights to the extent we drew down on the senior bridge loan and any amounts outstanding under the senior bridge loan were not repaid within one year. The senior bridge loan bore interest at floating rates during the first three months at an initial rate of LIBOR plus 3.50% per annum and the interest was payable quarterly. The rate for each subsequent three-month period increased by 0.5% over the floating rate in effect for the immediate preceding three-month period. The interest rate for each three-month period our have been equal to the greater of the interest rate applicable for such period or 9.0% per annum but would not have exceeded 11.25% per annum. We incurred $2.5 million of debt issuance costs in securing the senior bridge loan. In September 2007, the senior bridge loan was terminated unused and, as a result, we recorded a loss on debt extinguishment totaling $2.5 million reflecting the immediate write-off of all such debt issuance costs previously capitalized.

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

In August 2007, our two wholly-owned subsidiaries, located in Singapore and Tokyo, Japan, entered into an approximately $40.0 million multi-currency credit facility agreement. We refer this transaction as the Asia-Pacific financing. The Asia-Pacific financing has a four-year term that allows these two subsidiaries to borrow up to 23.0 million Singapore dollars and 2.9 billion Japanese yen, respectively, during the first 12-month period with repayment to occur over the remaining three years in 12 equal quarterly installments. Amounts undrawn at the end of the first 12-month period shall be cancelled. The Asia-Pacific financing has a commitment fee of 0.3% on unutilized amounts during the 12-month draw period and bears interest at a floating rate (the relevant three-month local cost of funds for Singapore and Japan), as applicable, plus 1.85%-2.50% depending on the ratio of our senior indebtedness to our earnings before interest, taxes, depreciation and amortization, or EBITDA, with interest payable quarterly. The Asia-Pacific financing may be used by these two subsidiaries to fund capital expenditures on leasehold improvements, equipment, and other installation costs related to expansion plans in Singapore and Tokyo. The Asia-Pacific financing is guaranteed by us, is secured by the assets of these two subsidiaries and has several financial covenants, with which we must comply quarterly. As of September 30, 2007, we had borrowed 18.3 million Singapore dollars at an initial interest rate per annum of 4.66% and 1.5 billion Japanese yen at an initial interest rate per annum of 2.69%. Collectively the amounts borrowed equal to approximately $25.0 million leaving approximately $15.0 million remaining to borrow under the Asia-Pacific financing.

On September 14, 2007, a wholly-owned subsidiary of ours purchased the entire issued and to be issued share capital of IXEurope, a publicly-held company headquartered in London, U.K. Under the final terms of the IXEurope acquisition, IXEurope shareholders received 140 British pence in cash for each IXEurope share. The purchase price, including direct transaction costs, totaled 271.1 million British pounds or $549.2 million. IXEurope, a similar business to ours, operates data centers in the United Kingdom, France, Germany and Switzerland and provides us with an immediate entry into the European data center market, supplementing our existing U.S. and Asia-Pacific operations. The IXEurope acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”). In July and August 2007, we entered into forward contracts to purchase 265.2 million British pounds at an average forward rate of 2.020007, or the equivalent of $535.6 million, to be delivered in September 2007, for purposes of hedging a portion of the purchase price of the IXEurope acquisition. Upon cash payment in September 2007, we recorded a foreign exchange gain of $1.5 million, which is reflected within other income (expense) on our statement of operations for the three and nine months ended September 30, 2007.

In September 2007, we closed an offering of 4.2 million shares of our common stock at $84.05 per share (the last reported sale price of our common stock on September 20, 2007). We refer to this transaction as the common stock offering. We received total proceeds of $339.9 million, net of the underwriting discount and other offering expenses. In September 2007, we issued $396.0 million in aggregate principal amount of 3.00% convertible subordinated notes due 2014. The initial conversion rate is 7.4360 shares of common stock per $1,000 principal amount of convertible subordinated notes, subject to adjustment. This represents an initial conversion price of approximately $134.48 per share of common stock or 2.9 million shares of our common stock. We refer to this transaction as the 3.00% convertible subordinated notes offering.

In October 2007, we amended certain provisions of the $75.0 million Silicon Valley Bank revolving credit line which primarily related to the modification of certain financial covenants as a result of the 3.00% convertible subordinated notes offering.

In October 2007, we received additional advances related to the European financing totaling 6.0 million British pounds or approximately $12.3 million, bringing the cumulative loan payable to date to 38.6 million British pounds or approximately $79.2 million with a blended interest rate of 7.62% per annum. As a result, the amount available to borrow from the European financing totals 43.4 million British pounds or approximately $86.9 million.

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

Results of Operations

Our results of operations for the three and nine months ended September 30, 2007 include the operations of IXEurope from September 14 to September 30, 2007 as a result of the IXEurope acquisition, which closed on the morning of September 14, 2007. As a result, only 17 days of operations are reported from our Europe operations. The fourth quarter of 2007 will represent the first quarter that will include full quarterly results from our Europe operations.

Three Months Ended September 30, 2007 and 2006

Revenues. Our revenues for the three months ended September 30, 2007 and 2006 were split between the following revenue classifications (dollars in thousands):

	Three months ended September 30,
	2007	%	2006	%
Recurring revenues	$99,288	96%	$69,918	95%
Non-recurring revenues	4,494	4%	3,808	5%

Total revenues	$103,782	100%	$73,726	100%

Our revenues for the three months ended September 30, 2007 and 2006 were geographically comprised of the following (dollars in thousands):

	Three months ended September 30,
	2007	%	2006	%
U.S. revenues	$83,685	81%	$63,654	86%
Asia-Pacific revenues	14,643	14%	10,072	14%
Europe revenues	5,454	5%	—	0%

Total revenues	$103,782	100%	$73,726	100%

We recognized revenues of $103.8 million for the three months ended September 30, 2007 as compared to revenues of $73.7 million for the three months ended September 30, 2006, a 41% increase. We analyze our business geographically between the U.S., Asia-Pacific and Europe as further discussed below.

U.S. Revenues. We recognized U.S. revenues of $83.7 million for the three months ended September 30, 2007 as compared to $63.6 million for the three months ended September 30, 2006. U.S. revenues consisted of recurring revenues of $80.6 million and $60.4 million, respectively, for the three months ended September 30, 2007 and 2006, a 33% increase. U.S. recurring revenues consist primarily of colocation and interconnection services plus a nominal amount of managed infrastructure services and rental income. The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers acquired during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers, as well as selective price increases in each of our IBX markets. Most notably, we recorded $6.1 million of revenues during the three months ended September 30, 2007 from our newly opened IBX centers in the Silicon Valley and Washington, D.C. metro areas. We expect our U.S. recurring revenues, particularly colocation and interconnection services, to continue to remain our most significant source of revenue for the foreseeable future.

In addition, U.S. revenues consisted of non-recurring revenues of $3.1 million and $3.2 million, respectively, for the three months ended September 30, 2007 and 2006. U.S. non-recurring revenues consisted of the recognized portion of deferred installation and professional services.

Asia-Pacific Revenues. We recognized Asia-Pacific revenues of $14.6 million for the three months ended September 30, 2007 as compared to $10.1 million for the three months ended September 30, 2006, a 45% increase. Asia-Pacific revenues consisted of recurring revenues of $13.5 million and $9.5 million, respectively, for the three months ended September 30, 2007 and 2006, consisting primarily of colocation and managed infrastructure services. Our Asia-Pacific colocation revenues are similar to the revenues that we generate from our U.S. IBX centers; however, our Singapore IBX center has additional managed infrastructure service revenue, such as mail service and managed platform solutions, which we do not currently offer in any other IBX center location. In addition, Asia-Pacific revenues consisted of non-recurring revenues of $1.1 million and $549,000, respectively, for the three months ended September 30, 2007 and 2006. Asia-Pacific revenues are generated from Hong Kong, Singapore, Sydney and Tokyo, with Singapore representing approximately 36% and 39%, respectively, of the regional revenues for the three months ended September 30, 2007 and 2006. The overall growth in our Asia-Pacific revenues is primarily the result of an increase in the customer base in this region during the past year, particularly in Hong Kong, Sydney and Tokyo. In addition, during the three months ended September 30, 2007, we recorded $567,000 of revenues from our new IBX center in Tokyo, which we acquired in December 2006, and our Singapore IBX expansion. We expect our Asia-Pacific revenues to continue to grow.

Europe Revenues. As a result of the IXEurope acquisition that closed on September 14, 2004, we recognized revenues of $5.5 million in Europe during the three months ended September 30, 2007.

Cost of Revenues. Cost of revenues were $62.9 million for the three months ended September 30, 2007 as compared to $49.1 million for the three months ended September 30, 2006, a 28% increase.

U.S. Cost of Revenues. U.S. cost of revenues was $49.7 million for the three months ended September 30, 2007 as compared to $43.5 million for the three months ended September 30, 2006. U.S. cost of revenues for the three months ended September 30, 2007 included (i) $17.5 million of depreciation and amortization expense, (ii) $749,000 of accretion expense for our asset retirement obligations and restructuring charges for certain leasehold interests recorded in 2004 and 2005 as we accrete the related liabilities to the total estimated future cash payments needed and (iii) $774,000 of stock-based compensation expense. U.S. cost of revenues for the three months ended September 30, 2006 included (i) $16.9 million of depreciation and amortization expense, (ii) $895,000 of accretion expense for our asset retirement obligations and restructuring charges for certain leasehold interests recorded in 2004 and 2005 as we accrete the related liabilities to the total estimated future cash payments needed and (iii) $563,000 of stock-based compensation expense. Our U.S. cost of revenues for the three months ended September 30, 2007 also included $3.3 million of incremental cash operating costs not incurred in the prior year associated with the recently opened IBX centers in the Silicon Valley and Washington, D.C. metro areas, and the IBX centers under construction in the Chicago, New York, Washington D.C. and Los Angeles metro areas. Excluding depreciation and amortization expense, accretion expense, stock-based compensation expense and the incremental cash costs associated with operating our new IBX centers, U.S. cost of revenues increased period over period to $27.4 million for the three months ended September 30, 2007 from $21.8 million for the three months ended September 30, 2006, an 26% increase. This increase is primarily the result of higher compensation costs and increasing utility costs in line with increasing customer installations and revenues attributed to customer growth. We continue to anticipate that our cost of revenues will increase in the foreseeable future to the extent that the occupancy levels in our U.S. IBX centers increase and as newly-opened IBX centers in the Silicon Valley, Chicago, Los Angeles and Washington, D.C. metro areas commence operations more fully in 2007. However, a portion of our expected increase in U.S. cost of revenues will be partially offset by a reduction in rent expense as a result of our Silicon Valley property acquisition. We expect that this savings in rent expense will be approximately $2.0 million annually; however, part of the rent savings will be offset by increases in depreciation and property tax expense.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues was $9.2 million for the three months ended September 30, 2007 as compared to $5.6 million for the three months ended September 30, 2006. Asia-Pacific cost of revenues for the three months ended September 30, 2007 and 2006 included $2.5 million and $923,000, respectively, of depreciation and amortization expense. Our Asia-Pacific cost of revenues for the three months ended September 30, 2007 also included $1.2 million of incremental cash operating costs not incurred in the prior year associated with our new IBX center in Tokyo and our Singapore IBX expansion project. Excluding depreciation and amortization expense, stock-based compensation expense and the incremental cash costs associated with operating our new IBX centers in the Tokyo and Singapore metro areas, Asia-Pacific cost of revenues increased period over period to $5.4 million for the three months ended September 30, 2007 from $4.6 million for the three months ended September 30, 2006, a 17% increase. This increase is primarily the result of an increase in compensation, repair and maintenance, and increasing utility and bandwidth costs in line with increasing customer installations and revenues attributed to customer growth, as well as service offerings that are more labor intensive than the U.S. We anticipate that our Asia-Pacific cost of revenues will increase in the foreseeable future in connection with overall revenue growth and our expansions in the Tokyo and Singapore metro areas.

Europe Cost of Revenues. As a result of the IXEurope acquisition that closed on September 14, 2004, we incurred additional cost of revenues of $4.0 million from our Europe operations during the three months ended September 30, 2007. Europe cost of revenues for the three months ended September 30, 2007 included $1.0 million of depreciation and amortization expense.

Sales and Marketing. Sales and marketing expenses were $9.6 million for the three months ended September 30, 2007 and $7.5 million for the three months ended September 30, 2006.

U.S. Sales and Marketing Expenses. U.S. sales and marketing expenses increased to $7.4 million for the three months ended September 30, 2007 from $6.5 million for the three months ended September 30, 2006. Included in U.S. sales and marketing expenses for the three months ended September 30, 2007 and 2006 was $2.0 million and $1.5 million, respectively, of stock-based compensation expense. Excluding stock-based compensation expense, U.S. sales and marketing expenses increased to $5.5 million for the three months ended September 30, 2007 as compared to $5.0 million for the three months ended September 30, 2006, a 10% increase. This increase is primarily attributable to increased sales compensation as a result of revenue growth. Going forward, we expect to see U.S. sales and marketing spending to increase nominally in absolute dollars as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. Asia-Pacific sales and marketing expenses increased to $1.5 million for the three months ended September 30, 2007 as compared to $1.0 million for the three months ended September 30, 2006, a 46% increase. This increase was primarily due to general salary increases and sales compensation over the prior period associated with the overall growth in this region. We expect that our Asia-Pacific sales and marketing expenses will experience some growth in the foreseeable future as we continue to grow our business.

Europe Sales and Marketing Expenses. As a result of the IXEurope acquisition that closed on September 14, 2004, we incurred additional sales and marketing expenses of $698,000 from our Europe operations during the three months ended September 30, 2007. Included in Europe sales and marketing expenses for the three months ended September 30, 2007 was $299,000 of intangible asset amortization and stock-based compensation expense.

General and Administrative. General and administrative expenses increased to $25.2 million for the three months ended September 30, 2007 from $18.6 million for the three months ended September 30, 2006.

U.S. General and Administrative Expenses. U.S. general and administrative expenses increased to $20.2 million for the three months ended September 30, 2007 as compared to $16.1 million for the three months ended September 30, 2006. Included in U.S. general and administrative expenses for the three months ended September 30, 2007 were $6.1 million of stock-based compensation expense and $1.9 million of depreciation expense. Included in U.S. general and administrative expenses for the three months ended September 30, 2006 were $4.0 million of stock-based compensation expense and $780,000 of depreciation expense. Excluding stock-based compensation expense and depreciation expense, U.S. general and administrative expenses increased to $12.1 million for the three months ended September 30, 2007, as compared to $11.3 million for the three months ended September 30, 2006, a 7% increase. This increase is primarily due to higher compensation costs, including general salary increases, benefits and headcount growth (218 U.S. general and administrative employees as of September 30, 2007 versus 168 as of September 30, 2006), partially offset by a decrease in professional services. Going forward, we expect U.S. general and administrative spending to increase as we continue to scale our operations to support our growth.

Asia-Pacific General and Administrative Expenses. Asia-Pacific general and administrative expenses increased to $3.7 million for the three months ended September 30, 2007 as compared to $2.5 million for the three months ended September 30, 2006. Included in Asia-Pacific general and administrative expenses for the three months ended September 30, 2007 and 2006 was $1.1 million and $583,000, respectively, of stock-based compensation expense. Excluding stock-based compensation and depreciation expense, Asia-Pacific general and administrative expenses increased to $2.5 million for the three months ended September 30, 2007, as compared to $1.9 million for the three months ended September 30, 2006, a 32% increase. This increase is primarily due to higher compensation costs, including general salary increases, benefits and headcount growth (92 Asia-Pacific general and administrative employees as of September 30, 2007 versus 85 as of September 30, 2006). Our Asia-Pacific headquarter office is located in Singapore. We expect that our Asia-Pacific general and administrative expenses will experience some moderate growth in the foreseeable future.

Europe General and Administrative Expenses. As a result of the IXEurope acquisition that closed on September 14, 2004, we incurred additional general and administrative expenses of $1.3 million from our Europe operations during the three months ended September 30, 2007. Included in Europe general and administrative expenses for the three months ended September 30, 2007 was $358,000 of stock-based compensation and depreciation expense.

Interest Income. Interest income increased to $3.3 million from $1.7 million for the three months ended September 30, 2007 and 2006, respectively. The increase was primarily due to higher invested balances and higher yields on cash and cash equivalent balances held in interest-bearing accounts. The average yield for the three months ended September 30, 2007 was 5.22% versus 4.74% for the three months ended September 30, 2006. We expect our interest income to decrease for the foreseeable future due to the utilization of our cash to finance our expansion activities.

Interest Expense. Interest expense increased to $5.7 million from $3.6 million for the three months ended September 30, 2007 and 2006, respectively. The increase in interest expense was primarily due to new financings entered into during 2006 and 2007: (i) an additional financing of $40.0 million under the Ashburn campus mortgage payable during the three months ended December 31, 2006, which bears interest at 8.0% per annum, (ii) our $110.0 million Chicago IBX financing, which is drawn down during the construction period of the Chicago metro area IBX expansion project, of which $93.7 million was outstanding as of September 30, 2007 with an effective interest rate of 8.375% per annum, (iii) our $250.0 million 2.50% convertible subordinated notes offering in March 2007, (iv) our approximately $40.0 million Asia-Pacific financing, of which approximately $25.0 million was outstanding as of September 30, 2007 with a blended effective interest rate of 3.65% per annum, (v) our $396.0 million 3.00% convertible subordinated notes offering in September 2007 and (vi) our approximately $166.1 million European financing, of which $66.0 million was outstanding as of September 30, 2007 with a blended effective interest rate of 7.65% per annum. This increase was partially offset by the $54.0 million partial conversion of our 2.50% convertible subordinated debentures in March 2007 that resulted in a decrease in interest expense. Although we now have higher debt balances, we are also capitalizing more interest in connection with various construction projects related to our IBX expansion efforts. During the three months ended September 30, 2007 and 2006, we capitalized $3.0 million and $354,000, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we fully utilize or recognize the full impact of our existing financings to fund our expansion efforts and as we complete expansion efforts and cease to capitalize interest expense.

Other Income (Expense). Other income increased to $3.2 million from $53,000 for the three months ended September 30, 2007 and 2006, respectively. The increase is primarily due to foreign currency exchange gains including a foreign exchange gain of $1.5 million as a result of hedging a portion of the IXEurope acquisition purchase price with forward contracts and a $621,000 foreign exchange gain related to the substantial liquidation of a dormant subsidiary of ours in the Netherlands. As a result, this historical foreign exchange gain of $621,000 accumulated within other comprehensive income associated with this dormant subsidiary was recognized in our results of operations.

Loss on Debt Conversion and Extinguishment. In September 2007, the senior bridge loan was terminated unused and, as a result, during the three months ended September 2007, we recorded a $2.5 million loss on debt extinguishment reflecting the immediate write-off of debt issuance costs previously capitalized to secure the senior bridge loan. During the three months ended September 30, 2006, we did not record any loss on conversion and extinguishment of debt in our statement of operations.

Income Taxes. For the three months ended September 30, 2007 and 2006, we recorded $215,000 and $270,000, respectively, of income tax expense. The tax provision recorded in the three months ended September 30, 2007 is primarily attributable to our foreign operations. The tax provision recorded in the three months ended September 30, 2006 is primarily attributable to federal alternative minimum tax and foreign jurisdictions. A full valuation allowance is recorded against our net deferred tax assets in all jurisdictions other than Singapore and Switzerland as management cannot conclude, based on available objective evidence including recurring historical losses, that it is more likely than not that the net value of our deferred tax assets will be realized. We have not incurred any significant income tax expense since inception and we do not expect to incur any significant income tax expense during 2007 other than foreign income and domestic alternative minimum tax.

Nine Months Ended September 30, 2007 and 2006

Revenues. Our revenues for the nine months ended September 30, 2007 and 2006 were split between the following revenue classifications (dollars in thousands):

	Nine months ended September 30,
	2007	%	2006	%
Recurring revenues	$268,078	95%	$196,759	95%
Non-recurring revenues	12,650	5%	10,384	5%

Total revenues	$280,728	100%	$207,143	100%

Our revenues for the nine months ended September 30, 2007 and 2006 were geographically comprised of the following (dollars in thousands):

	Nine months ended September 30,
	2007	%	2006	%
U.S. revenues	$234,461	84%	$178,394	86%
Asia-Pacific revenues	40,813	14%	28,749	14%
Europe revenues	5,454	2%	—	0%

Total revenues	$280,728	100%	$207,143	100%

We recognized revenues of $280.7 million for the nine months ended September 30, 2007 as compared to revenues of $207.1 million for the nine months ended September 30, 2006, a 36% increase. We analyze our business geographically between the U.S., Asia-Pacific and Europe as further discussed below.

U.S. Revenues. We recognized U.S. revenues of $234.4 million for the nine months ended September 30, 2007 as compared to $178.4 million for the nine months ended September 30, 2006, a 31% increase. U.S. revenues consisted of recurring revenues of $225.4 million and $169.8 million, respectively, for the nine months ended September 30, 2007 and 2006, a 33% increase. The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers acquired during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers, as well as selective price increases in each of our IBX markets. Most notably, we recorded $24.5 million of revenues during the nine months ended September 30, 2007 from our newly opened IBX centers in the Chicago, Los Angeles, Silicon Valley and Washington, D.C. metro areas. In addition, we recorded a net adjustment of $775,000 to our U.S. recurring revenues as a result of correcting billing errors attributable to prior periods, the net impact of which increased our U.S. recurring revenues for the nine months ended September 30, 2007. We concluded that the cumulative credit to recurring revenues, totaling $775,000, was not material to any previously-reported historical period and expected results of operations for the current fiscal year. As such, this cumulative credit was recorded during the three months ended June 30, 2007 and is included in the statement of operations for the nine months ended September 30, 2007. We expect our U.S. recurring revenues, particularly colocation and interconnection services, to continue to remain our most significant source of revenue for the foreseeable future.

In addition, U.S. revenues consisted of non-recurring revenues of $9.1 million and $8.6 million, respectively, for the nine months ended September 30, 2007 and 2006. U.S. non-recurring revenues increased 5% period over period, primarily due to strong existing and new customer growth during the year.

Asia-Pacific Revenues. We recognized Asia-Pacific revenues of $40.8 million for the nine months ended September 30, 2007 as compared to $28.7 million for the nine months ended September 30, 2006, a 42% increase. Asia-Pacific revenues consisted of recurring revenues of $37.5 million and $27.0 million, respectively, for the nine months ended September 30, 2007 and 2006, consisting primarily of colocation and managed infrastructure services. In addition, Asia-Pacific revenues consisted of non-recurring revenues of $3.3 and $1.8 million, respectively, for the nine months ended September 30, 2007 and 2006. Asia-Pacific revenues are generated from Hong Kong, Singapore, Sydney and Tokyo, with Singapore representing approximately 35% and 40%, respectively, of the regional revenues for the nine months ended September 30, 2007 and 2006. The overall growth in our Asia-Pacific revenues is primarily the result of an increase in the customer base in this region during the past year, particularly in Hong Kong, Sydney and Tokyo. In addition, during the nine months ended September 30, 2007, we recorded $1.2 million of revenues from our new IBX center in Tokyo, which we acquired in December 2006, and our Singapore IBX expansion. We expect our Asia-Pacific revenues to continue to grow.

Europe Revenues. As a result of the IXEurope acquisition that closed on September 14, 2004, we recognized revenues of $5.5 million in Europe during the nine months ended September 30, 2007.

Cost of Revenues. Cost of revenues were $171.3 million for the nine months ended September 30, 2007 as compared to $138.0 million for the nine months ended September 30, 2006, a 24% increase.

U.S. Cost of Revenues. U.S. cost of revenues was $143.2 million for the nine months ended September 30, 2007 as compared to $121.5 million for the nine months ended September 30, 2006. U.S. cost of revenues for the nine months ended September 30, 2007 included (i) $53.1 million of depreciation and amortization expense, (ii) $2.4 million of accretion expense for our asset retirement obligations and restructuring charges for certain leasehold interests recorded in 2004 and 2005 as we accrete the related liabilities to the total estimated future cash payments needed and (iii) $2.6 million of stock-based compensation expense. U.S. cost of revenues for the nine months ended September 30, 2006 included (i) $48.3 million of depreciation and amortization expense, (ii) $2.8 million of accretion expense for our asset retirement obligations and restructuring charges for certain leasehold interests recorded in 2004 and 2005 as we accrete the related liabilities to the total estimated future cash payments needed and (iii) $2.0 million of stock-based compensation expense. Our U.S. cost of revenues for the nine months ended September 30, 2007 also included $10.5 million of incremental cash operating costs not incurred in the prior year associated with the recently opened IBX centers in the Silicon Valley, Chicago, Los Angeles and Washington, D.C. metro areas, and the IBX centers under construction in the Chicago, New York, Washington, D.C. and Los Angeles metro areas. Excluding depreciation and amortization expense, accretion expense, stock-based compensation expense and the incremental cash costs associated with operating our new IBX centers, U.S. cost of revenues increased period over period to $74.6 million for the nine months ended September 30, 2007 from $61.5 million for the nine months ended September 30, 2006, a 21% increase. This increase is primarily the result of higher compensation costs and increasing utility costs in line with increasing customer installations and revenues attributed to customer growth. We continue to anticipate that our cost of revenues will increase in the foreseeable future to the extent that the occupancy levels in our U.S. IBX centers increase and as newly-opened IBX centers in the Silicon Valley, Chicago, Los Angeles and Washington, D.C. metro areas commence operations more fully in 2007. However, a portion of our expected increase in U.S. cost of revenues will be partially offset by a reduction in rent expense as a result of our Silicon Valley property acquisition. We expect that this savings in rent expense will be approximately $2.0 million annually; however, part of the rent savings will be offset by increases in depreciation and property tax expense.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues was $24.1 million for the nine months ended September 30, 2007 as compared to $16.5 million for the nine months ended September 30, 2006. Asia-Pacific cost of revenues for the nine months ended September 30, 2007 and 2006 included $5.8 million and $2.7 million, respectively, of depreciation and amortization expense. Our Asia-Pacific cost of revenues for the nine months ended September 30, 2007 also included $2.6 million of incremental cash operating costs not incurred in the prior year associated with our new IBX centers in the Tokyo and Singapore metro areas. Excluding depreciation and amortization expense, stock-based compensation expense and the incremental cash costs associated with operating our new Tokyo IBX center and our Singapore IBX expansion project, Asia-Pacific cost of revenues increased period over period to $15.3 million for the nine months ended September 30, 2007 from $13.4 million for the nine months ended September 30, 2006, a 14% increase. This increase is primarily the result of an increase in compensation, repair and maintenance, and increasing utility and bandwidth costs in line with increasing customer installations and revenues attributed to customer growth. We anticipate that our Asia-Pacific cost of revenues will increase in the foreseeable future in connection with overall revenue growth and our expansions in the Tokyo and Singapore metro areas.

Europe Cost of Revenues. As a result of the IXEurope acquisition that closed on September 14, 2004, we incurred additional cost of revenues of $4.0 million from our Europe operations during the nine months ended September 30, 2007. Europe cost of revenues for the nine months ended September 30, 2007 included $1.0 million of depreciation and amortization expense.

Sales and Marketing. Sales and marketing expenses increased to $27.6 million for the nine months ended September 30, 2007 from $23.2 million for the nine months ended September 30, 2006.

U.S. Sales and Marketing Expenses. U.S. sales and marketing expenses increased to $22.4 million for the nine months ended September 30, 2007 from $20.1 million for the nine months ended September 30, 2006. Included in U.S. sales and marketing expenses was $5.9 million and $5.2 million of stock-based compensation expense for the nine months ended September 30, 2007 and 2006, respectively. Excluding stock-based compensation expense, U.S. sales and marketing expenses increased to $16.5 million for the nine months ended September 30, 2007 as compared to $14.8 million for the nine months ended September 30, 2006, a 12% increase. This increase is primarily attributable to increased sales compensation as a result of revenue growth. Going forward, we expect to see U.S. sales and marketing spending to increase nominally in absolute dollars as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. Asia-Pacific sales and marketing expenses increased to $4.5 million for the nine months ended September 30, 2007 as compared to $3.1 million for the nine months ended September 30, 2006, a 43% increase. This increase was primarily due to general salary increases and sales compensation of approximately $1.0 million over the prior period associated with the overall growth in this region. We expect that our Asia-Pacific sales and marketing expenses will experience some growth in the foreseeable future as we continue to grow our business.

Europe Sales and Marketing Expenses. As a result of the IXEurope acquisition that closed on September 14, 2004, we incurred additional sales and marketing expenses of $698,000 from our Europe operations during the nine months ended September 30, 2007. Included in Europe sales and marketing expenses for the nine months ended September 30, 2007 was $299,000 of intangible asset amortization and stock-based compensation expense.

General and Administrative. General and administrative expenses increased to $72.1 million for the nine months ended September 30, 2007 from $53.5 million for the nine months ended September 30, 2006.

U.S. General and Administrative Expenses. U.S. general and administrative expenses increased to $60.5 million for the nine months ended September 30, 2007 as compared to $44.9 million for the nine months ended September 30, 2006. Included in U.S. general and administrative expenses for the nine months ended September 30, 2007 were $18.3 million of stock-based compensation expense and $4.7 million of depreciation expense. Included in U.S. general and administrative expenses for the nine months ended September 30, 2006 were $13.7 million of stock-based compensation expense and $1.8 million of depreciation expense. Excluding stock-based compensation expense and depreciation expense, U.S. general and administrative expenses increased to $37.5 million for the nine months ended September 30, 2007, as compared to $29.4 million for the nine months ended September 30, 2006, a 27% increase. This increase is primarily due to approximately $5.4 million of higher compensation costs, including general salary increases, benefits and headcount growth (218 U.S. general and administrative employees as of September 30, 2007 versus 168 as of September 30, 2006), $1.4 million as a result of a negotiated tax filing agreement with a former employee and an increase in professional fees of approximately $770,000 due primarily to an increase in various consulting projects in connection with our growth strategies. Going forward, we expect U.S. general and administrative spending to increase as we continue to scale our operations to support our growth.

Asia-Pacific General and Administrative Expenses. Asia-Pacific general and administrative expenses increased to $10.3 million for the nine months ended September 30, 2007 as compared to $8.6 million for the nine months ended September 30, 2006. Included in Asia-Pacific general and administrative expenses for the nine months ended September 30, 2007 and 2006 was $2.9 million and $1.8 million, respectively, of stock-based compensation expense. Excluding stock-based compensation and depreciation expense, Asia-Pacific general and administrative expenses were $7.2 million and $6.6 million for the nine months ended September 30, 2007 and 2006, respectively. We expect that our Asia-Pacific general and administrative expenses will experience some moderate growth in the foreseeable future.

Europe General and Administrative Expenses. As a result of the IXEurope acquisition that closed on September 14, 2004, we incurred additional general and administrative expenses of $1.3 million from our Europe operations during the nine months ended September 30, 2007. Included in Europe general and administrative expenses for the nine months ended September 30, 2007 was $358,000 of stock-based compensation and depreciation expense.

Restructuring Charges. During the nine months ended September 30, 2007, we recorded an increase in a restructuring charge of $407,000 as a result of revised sublease assumptions for our excess space lease in the Los Angeles metro area as a result of new information becoming available. During the nine months ended September 30, 2006, we recorded an increase in restructuring charges of $1.5 million as a result of revised sublease assumptions on two of our excess space leases in the New York and Los Angeles metro areas as a result of new information becoming available. The original restructuring charge for these leases was recorded in the fourth quarter of 2004 and totaled $17.7 million. We are contractually committed to these two excess space leases through 2015.

Interest Income. Interest income increased to $10.3 million from $5.1 million for the nine months ended September 30, 2007 and 2006, respectively. The increase was primarily due to higher invested balances and higher yields on cash and cash equivalent balances held in interest-bearing accounts. The average yield for the nine months ended September 30, 2007 was 5.22% versus 4.47% for the nine months ended September 30, 2006. We expect our interest income to decrease for the foreseeable future due to the utilization of our cash to finance our expansion activities.

Interest Expense. Interest expense increased to $15.2 million from $10.8 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in interest expense was primarily due to new financings entered into during 2006 and 2007: (i) an additional financing of $40.0 million under the Ashburn campus mortgage payable during the three months ended December 31, 2006, which bears interest at 8.0% per annum, (ii) our $110.0 million Chicago IBX financing, which is drawn down during the construction period of the Chicago metro area IBX expansion project, of which $93.7 million was outstanding as of September 30, 2007 with an effective interest rate of 8.375% per annum, (iii) our $250.0 million 2.50% convertible subordinated notes offering in March 2007, (iv) our approximately $40.0 million Asia-Pacific financing, of which approximately $25.0 million was outstanding as of September 30, 2007 with a blended effective interest rate of 3.65% per annum, (v) our $396.0 million 3.00% convertible subordinated notes offering in September 2007 and (vi) our approximately $166.1 million European financing, of which $66.0 million was outstanding as of September 30, 2007 with a blended effective interest rate of 7.65% per annum. This increase was partially offset by the $54.0 million partial conversion of our 2.5% convertible subordinated debentures in March 2007 that resulted in a decrease in interest expense. Although we now have higher debt balances, we are also capitalizing more interest in connection with various construction projects related to our IBX expansion efforts. During the nine months ended September 30, 2007 and 2006, we capitalized $6.1 million and $1.0 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we fully utilize or recognize the full impact of our existing financings to fund our expansion efforts and as we complete expansion efforts and cease to capitalize interest expense.

Other Income (Expense). For the nine months ended September 30, 2007, we recorded $3.2 million of other income, primarily consisting of a foreign exchange gain of $1.5 million as a result of hedging a portion of the IXEurope acquisition purchase price with forward contracts and a $621,000 foreign exchange gain related to the substantial liquidation of a subsidiary of ours in the Netherlands. As a result, this historical foreign exchange gain of $621,000 accumulated within other comprehensive income associated with this dormant subsidiary was recognized in our results of operations. For the nine months ended September 30, 2006, we recorded $164,000 of other expense, which is primarily attributable to foreign currency losses during the period.

Loss on Conversion and Extinguishment of Debt. During the three months ended March 31, 2007, we retired $54.0 million of our convertible subordinated debentures in exchange for approximately 1.4 million newly issued shares of our common stock. As a result, we recorded a $3.4 million loss on debt conversion in accordance with FASB No. 84, “Induced Conversions of Convertible Debt,” due to the inducement fee. In September 2007, the senior bridge loan was terminated unused and, as a result, we recorded a $2.5 million loss on debt extinguishment reflecting the immediate write-off of debt issuance costs previously capitalized to secure the senior bridge loan. During the nine months ended September 30, 2007, we recognized a total of $5.9 million of loss on debt conversion and extinguishment. During the nine months ended September 30, 2006, we did not record any loss on conversion and extinguishment of debt in our statement of operations.

Income Taxes. For the nine months ended September 30, 2007 and 2006, we recorded $766,000 and $870,000, respectively, of income tax expense. The tax provision recorded in the nine months ended September 30, 2007 is primarily attributable to our foreign operations. The tax provision recorded in the nine months ended September 30, 2006 is primarily attributable to federal alternative minimum tax and foreign jurisdictions. A full valuation allowance is recorded against our net deferred tax assets in all jurisdictions other than Singapore and Switzerland as management cannot conclude, based on available objective evidence including recurring historical losses, that it is more likely than not that the net value of our deferred tax assets will be realized. We have not incurred any significant income tax expense since inception and we do not expect to incur any significant income tax expense during 2007 other than foreign income and domestic alternative minimum tax.

Cumulative Effect of a Change in Accounting Principle. As a result of our adoption of SFAS No. 123(R), “Share-Based Payment,” during the three months ended March 31, 2006, we recorded a reduction of expense totaling $376,000, which is reflected as a cumulative effect of a change in accounting principle on our statement of operations for this period. This amount reflects the application of an estimated forfeiture rate to partially vested employee equity awards as of January 1, 2006 that we accounted for under APB 25, which was primarily for restricted stock awards to our executive officers that were granted during the first quarter of 2005. During the nine months ended September 30, 2007, no cumulative effect of a change in accounting principle was recorded in our statement of operations.

Liquidity and Capital Resources

As of September 30, 2007, our total indebtedness was comprised of (i) convertible debt totaling $678.2 million from our convertible subordinated debentures, our 2.50% convertible subordinated notes and our 3.00% convertible subordinated notes as outlined below and (ii) non-convertible debt and financing obligations totaling $380.4 million from our Washington D.C. metro area IBX capital lease, San Jose IBX equipment and fiber financing, Chicago IBX equipment financing, Los Angeles IBX financing, Ashburn campus mortgage payable, Chicago IBX financing, Asia-Pacific financing, European financing and other financing obligations.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities and anticipated cash from financings, to meet our operating requirements for at least the next 12 months. As of September 30, 2007, we had $436.4 million of cash, cash equivalents and short-term and long-term investments. As of September 30, 2007, we had a total of $191.5 million of additional liquidity available to us in the event we need additional cash to fund expansion activities, fund working capital requirements or pursue attractive strategic opportunities that may become available in the future, which was comprised of (i) $16.3 million under the Chicago IBX financing for the Chicago metro area IBX expansion project, (ii) $60.1 million under the $75.0 million Silicon Valley bank revolving credit line, (iii) $15.0 million under the Asia-Pacific financing for expansion projects in Singapore and Tokyo and (iv) $100.1 million under the European financing for general working capital and expansion projects in Europe. In addition, from time to time we assess external financing opportunities, both debt and equity, as alternative sources for financing such activities and opportunities, including any acquisition plans. While we expect that our cash flow from operations will continue to increase, we expect our cash flow used in investing activities, primarily as a result of our expected purchases of property and equipment to complete our announced expansion projects, will also increase and we expect our cash flow used in investing activities to be greater than our cash flows generated from operating activities. Given our limited operating history, additional potential expansion opportunities that we may decide to pursue and other business risks that may cause our operating results to fluctuate, we may not achieve our desired levels of profitability or cash requirements in the future. For further information, refer to “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q below.

Sources and Uses of Cash

Net cash provided by our operating activities was $106.1 million and $49.6 million for the nine months ended September 30, 2007 and 2006, respectively. This increase was primarily due to improved operating results; however, this increase was also impacted by favorable net working capital improvements, primarily an increase in accounts payable and accrued expenses. Even with the payment of certain of these accrued expenses in the remainder of 2007, we expect that we will continue to generate cash from our operating activities throughout the remainder of 2007 and beyond.

Net cash used in our investing activities was $951.2 million and $121.7 million for the nine months ended September 30, 2007 and 2006, respectively. Net cash used in investing activities for the nine months ended September 30, 2007 was primarily the result of the capital expenditures required to bring our recently announced and current IBX expansion projects to Equinix standards, and to support our growing customer base, the purchase of our San Jose IBX property and an adjacent piece of land in July and August 2007 totaling $71.5 million, the purchase of our Los Angeles IBX property in June 2007 for $49.1 million and the IXEurope acquisition in September 2007 for $541.7 million, partially offset by net maturities and sales of our short-term investments. Net cash used in investing activities for the nine months ended September 30, 2006 was primarily the result of the capital expenditures required to bring our recently acquired IBX centers in the Chicago, Los Angeles and Silicon Valley metro areas to Equinix standards, the Washington, D.C. and the Chicago metro area IBX expansion projects and to support our growing customer base, as well as the net purchases of our short-term and long-term investments and the purchase of our Chicago IBX property in June 2006 for $9.8 million. For the remainder of 2007 and beyond, we anticipate that our cash used in investing activities, excluding the purchases, maturities and sales of short-term and long-term investments, will primarily be for our capital expenditures, which we expect to be substantial, as well as additional purchases of real estate that we may undertake in the future.

Net cash provided by financing activities was $1.1 billion and $37.4 million for the nine months ended September 30, 2007 and 2006, respectively. Net cash provided by financing activities for the nine months ended September 30, 2007, was primarily the result of $646.0 million in gross proceeds from our convertible debt offerings, $118.8 million in gross proceeds from our loans payable in connection with the Chicago IBX financing and the Asia-Pacific financing, $339.9 million in net proceeds from our common stock offering and $27.6 million in proceeds from our various employee stock plans, partially offset by debt issuance costs and principal payments for our capital leases and other financing obligations and the Ashburn campus mortgage payable. Net cash provided by financing activities for the nine months ended September 30, 2006, was primarily due to $28.8 million in proceeds from our various employee stock plans and $10.0 million in net proceeds from our $75.0 million Silicon Valley Bank revolving credit line partially offset by debt issuance costs and principal payments for our capital lease and other financing obligations and the Ashburn campus mortgage payable.

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

Holders of the convertible subordinated debentures that remain outstanding may require us to purchase all or a portion of their debentures on February 15, 2009, February 15, 2014 and February 15, 2019, in each case at a price equal to 100% of the principal amount of the debentures plus any accrued and unpaid interest. In addition, holders of the convertible subordinated debentures may convert their debentures into shares of our common stock upon certain defined circumstances, including during any calendar quarter if the closing price of our common stock is greater than or equal to 120% of $39.50 per share of our common stock, or approximately $47.40 per share, for twenty consecutive trading days during the period of thirty consecutive trading days ending on the last day of the previous calendar quarter. We may redeem all or a portion of the debentures at any time after February 15, 2009 at a redemption price equal to 100% of the principal amount of the debentures plus any accrued and unpaid interest.

As of September 30, 2007, a total of $32.3 million convertible subordinated debentures remained outstanding and were convertible into 816,457 shares of our common stock.

2.50% Convertible Subordinated Notes. In March 2007, we issued $250.0 million in aggregate principal amount of 2.50% convertible subordinated notes due 2012. The initial conversion rate is 8.9259 shares of common stock per $1,000 principal amount of convertible subordinated notes, subject to adjustment. This represents an initial conversion price of approximately $112.03 per share of common stock or 2.2 million shares of our common stock. Upon conversion, holders will receive, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. We have used or intend to use the net proceeds from this offering for general corporate purposes, including the funding of our expansion activities and working capital requirements.

Holders of the 2.50% convertible subordinated notes may convert their notes upon certain defined circumstances, including during any fiscal quarter (and only during that fiscal quarter) ending after June 30, 2007, if the sale price of our common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than 130% of the conversion price per share of common stock on such last trading day, presently $145.64 per share. In addition, holders of the 2.50% convertible subordinated notes may convert their individual notes at any time on or after March 15, 2012 regardless of the satisfaction of any conditions.

We may redeem all or a portion of the 2.50% convertible subordinated notes at any time after April 16, 2010 for cash but only if the closing sale price of our common stock for at least 20 of the 30 consecutive trading days immediately prior to the day we give notice of redemption is greater than 130% of the applicable conversion price per share of common stock on the date of the notice, presently $145.64 per share. The redemption price will equal 100% of the principal amount of the convertible subordinated notes, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Upon conversion, due to the conversion formulas associated with the 2.50% convertible subordinated notes, if our stock is trading at levels exceeding 130% of the conversion price per share of common stock, and if we elect to pay any portion of the consideration in cash, additional consideration beyond the $250.0 million of gross proceeds received would be required. However, in no event would the total number of shares issuable upon conversion of the 2.50% convertible subordinated notes exceed 11.6036 per $1,000 principal amount of convertible subordinated notes, subject to anti-dilution adjustments, or the equivalent of $86.18 per share of common stock or a total of 2.9 million shares of our common stock. As of September 30, 2007, the 2.50% convertible subordinated notes were convertible into 2.2 million shares of our common stock.

3.00% Convertible Subordinated Notes. In September 2007, we issued $396.0 million aggregate principal amount of 3.00% Convertible Subordinated Notes due October 15, 2014. Interest is payable semi-annually on April 15 and October 15 of each year, commencing April 15, 2008.

Holders of the 3.00% convertible subordinated notes may convert their notes at their option on any day up to and including the business day immediately preceding the maturity date into shares of our common stock. The base conversion rate is 7.4360 shares of common stock per $1,000 principal amount of 3.00% convertible subordinated notes, subject to adjustment. This represents a base conversion price of approximately $134.48 per share of common stock. If, at the time of conversion, the applicable stock price of our common stock exceeds the base conversion price, the conversion rate will be determined pursuant to a formula resulting in the receipt of up to 4.4616 additional shares of common stock per $1,000 principal amount of the 3.00% convertible subordinated notes, subject to adjustment. However, in no event would the total number of shares issuable upon conversion of the 3.00% convertible subordinated notes exceed 11.8976 per $1,000 principal amount of 3.00% convertible subordinated notes, subject to anti-dilution adjustments, or the equivalent of $84.05 per share of our common stock or a total of 4.7 million shares of our common stock. As of September 30, 2007, the 3.00% convertible subordinated notes were convertible into 2.9 million shares of our common stock.

Debt Obligations – Non-Convertible Debt

Chicago IBX Financing. In February 2007, our wholly-owned subsidiary obtained a loan of up to $110.0 million to finance up to 60% of the development and construction costs of the Chicago metro area IBX expansion project, which we refer to as the Chicago IBX financing. Funds are advanced at up to 60% of project costs incurred. As of September 30, 2007, we had received advances representing a loan payable totaling $93.7 million. As a result, up to $16.3 million remained available for borrowing from the Chicago IBX financing and is expected to be borrowed periodically during the remaining construction period of the Chicago metro area IBX expansion project until completion by the end of 2007. The loan payable has a maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. The loan payable bears interest at a floating rate (one, three or six month LIBOR plus 2.75%) with interest payable monthly, which commenced March 1, 2007. As of September 30, 2007, the loan payable had an effective interest rate of 8.375% per annum. The Chicago IBX financing has no specific financial covenants and contains a limited parent company guaranty. In October 2007, we received additional advances totaling $4.8 million, bringing the cumulative loan payable to date to $98.5 million with a blended interest rate of 7.94% per annum.

Asia-Pacific Financing. In August 2007, our two wholly-owned subsidiaries, located in Singapore and Tokyo, Japan, entered into an approximately $40.0 million multi-currency credit facility agreement. The Asia-Pacific financing has a four-year term that allows these two subsidiaries to borrow up to 23.0 million Singapore dollars and 2.9 billion Japanese yen, respectively, during the first 12-month period with repayment to occur over the remaining three years in 12 equal quarterly installments. Amounts undrawn at the end of the first 12-month period shall be cancelled. The Asia-Pacific financing has a commitment fee of 0.3% on unutilized amounts during the 12-month draw period and bears interest at a floating rate (the relevant three-month local cost of funds for Singapore and Japan), as applicable, plus 1.85%-2.50% depending on the ratio of our senior indebtedness to our earnings before interest, taxes, depreciation and amortization, or EBITDA, with interest payable quarterly. The Asia-Pacific financing may be used by these two subsidiaries to fund capital expenditures on leasehold improvements, equipment, and other installation costs related to expansion plans in Singapore and Tokyo. The Asia-Pacific Financing is guaranteed by us and is secured by the assets of these two subsidiaries and has several financial covenants, with which we must comply quarterly. As of September 30, 2007, we borrowed 18.3 million Singapore dollars at an initial interest rate per annum of 4.66% and 1.5 billion Japanese yen at an initial interest rate per annum of 2.69%. Collectively the amounts borrowed equal $25.0 million leaving $15.0 million available to borrow under the Asia-Pacific financing. As of September 30, 2007, we were in compliance with all financial covenants in connection with the Asia-Pacific financing.

European Financing. In September 2007, as a result of the IXEurope acquisition, our wholly-owned subsidiary acquired a senior facilities agreement totaling 82.0 million British pounds (or approximately $166.1 million as translated using effective exchange rates as of September 30, 2007). The European financing is comprised of three facilities: (i) Facility A, which is available to draw upon through March 2008, provides for a term loan of up to 40.0 million British pounds and bears a floating interest rate per annum of between 0.75% and 2.0% above LIBOR or EURIBOR; (ii) Facility B, which is available to draw upon through June 2010, provides for a term loan of up to 40.0 million British pounds and bears a floating interest rate per annum of between 0.75% and 2.25% above LIBOR or EURIBOR and (iii) Facility C, which is available to draw upon through May 2014, provides for a revolving credit facility of up to 2.0 million British pounds and bears a floating interest rate per annum of between 0.75% and 2.0% above LIBOR or EURIBOR. The European financing has a final maturity date of June 30, 2014 and interest is payable in periods of one, two, three or six months at the choice of the Company. Facility A will be repaid in 13 semi-annual installments commencing June 30, 2008. Facility B will be repaid in nine semi-annual installments commencing June 30, 2010. Facility C will be repaid at the final maturity date. The European financing is available to fund our subsidiary’s current or future operations in Europe, including capital expenditures, for certain pre-approved subsidiaries in Europe. The European financing is collateralized by certain of our assets in Europe and contains several financial covenants with which we must comply quarterly. As of September 30, 2007, we were in compliance with all financial covenants in connection with the European financing. In October 2007, we received additional advances totaling 6.0 million British pounds or approximately $12.3 million, bringing the cumulative loan payable to date to 38.6 million British pounds or approximately $79.2 million with a blended interest rate of 7.62% per annum.

Upon a written request from us at any time after December 31, 2007 and through the final maturity date, and upon approval by the lenders, an additional term loan of up to 15.0 million British pounds (or approximately $30.4 million as translated using effective exchange rates as of September 30, 2007) may be made available to us. The European financing requires us to hedge the floating interest rates inherent in the European financing. As a result, we have two interest rate swaps outstanding in connection with the European financing, which are accounted for under the provisions of SFAS No., 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended. As of September 30, 2007, we had borrowed a total of 32.6 million British pounds (or approximately $66.0 million as translated using effective exchange rates as of September 30, 2007) under the European financing at a blended interest rate of 7.65% per annum leaving 49.4 million British pounds (or approximately $100.1 million as translated using effective exchange rates as of September 30, 2007) available to borrow under the European financing.

$75.0 Million Silicon Valley Bank Revolving Credit Line. In March 2007, we amended certain provisions of the Silicon Valley Bank revolving credit line which related to certain financial covenants, the addition of a liquidity covenant and the revision of the definition of “Approved Subordinated Debt” in order to allow us to proceed with the convertible subordinated notes offering. The liquidity covenant requires us to maintain total liquidity of at least $75.0 million. The liquidity covenant is defined as the sum of cash, cash equivalents, short term investments, 80% of long term investments and 10% of net accounts receivable. In the event of a default, Silicon Valley Bank has the right to exercise a notice of control to give Silicon Valley Bank the sole right to control, direct or dispose of the assets as it deems necessary to satisfy our obligations under the Silicon Valley Bank Credit Line, if any. In September 2007, we further amended certain provisions of the Silicon Valley Bank revolving credit line which related to certain financial covenants and the definition of “Designation of Obligations” to include our 3.00% convertible subordinated notes offering that closed on September 26, 2007. As of September 30, 2007, we were in compliance with all financial covenants in connection with the $75.0 million Silicon Valley Bank revolving credit line. Borrowings under the $75.0 million Silicon Valley Bank revolving credit line will continue to bear interest at variable interest rates, plus the applicable margins, which were in effect prior to the amendment, based on either prime rates or LIBOR rates. The $75.0 million Silicon Valley Bank revolving credit line matures on September 15, 2008 and remains secured by substantially all of our domestic personal property assets and certain of our real property leases. As of September 30, 2007, we had a total of $14.9 million of outstanding letters of credit under the letters of credit sublimit of the $75.0 million Silicon Valley Bank revolving credit line reducing the amount of borrowings available to us to $60.1 million. These letters of credit automatically renew in successive one-year periods until the final termination. If the beneficiaries of these letters of credit decide to draw down on these letters of credit, we will be required to fund these letters of credit either through cash collateral or borrowings under the $75.0 million Silicon Valley Bank revolving credit line. However, no borrowings were outstanding under the $75.0 million Silicon Valley Bank revolving credit line. As of September 30, 2007, if we had borrowed against the Silicon Valley Bank revolving credit line, our borrowings would have had an effective interest rate of 7.87% per annum.

Senior Bridge Loan. In June 2007, we entered into a senior bridge loan with Citibank, N.A., as lender, and as agent for the lender, for a principal amount of $500.0 million, to finance our IXEurope acquisition. We incurred $2.5 million of debt issuance costs to secure the senior bridge loan. In September 2007, the senior bridge loan was terminated unused and, as a result, we incurred a loss on debt extinguishment of $2.5 million reflecting the immediate write-off of debt issuance costs previously capitalized.

Debt Maturities, Financings, Leases and Other Contractual Commitments

We lease our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2027. The following represents our debt maturities, financings, leases and other contractual commitments as of September 30, 2007 (in thousands):

	Convertible debt	Mortgage and loans payable	Capital lease and other financing obligations	Operating leases covered under accrued restructuring charges	Operating leases (1)	Other contractual commitments (1)	Total
2007 (three months)	$—	$2,541	$2,939	$3,593	$11,257	$124,822	$145,152
2008	—	13,901	11,585	13,957	44,354	36,559	120,356
2009	32,250	26,763	11,666	14,025	43,933	4,321	132,958
2010	—	120,484	11,686	4,094	41,521	4,378	182,163
2011	—	26,327	11,760	4,224	37,197	—	79,508
2012 and thereafter	645,986	181,636	118,024	15,997	214,476	—	1,176,119

	678,236	371,652	167,660	55,890	392,738	170,080	1,836,256
Less amount representing interest	—	(89,544)	(75,949)	—	—	—	(165,493)
Plus amount representing residual property value	—	—	6,555	—	—	—	6,555
Less amount representing estimated subrental income and expense	—	—	—	(17,609)	—	—	(17,609)
Less amount representing accretion	—	—	—	(4,468)	—	—	(4,468)

	$678,236	$282,108	$98,266	$33,813	$392,738	$170,080	$1,655,241

(1)	Represents off-balance sheet arrangements. Other contractual commitments are described below.

Primarily as a result of our various IBX expansion projects, as of September 30, 2007, we were contractually committed for $136.5 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2007, is reflected in the table above as “other contractual commitments.”

We have other, non-capital purchase commitments in place as of September 30, 2007, such as commitments to purchase power in select locations, primarily in the U.S., Singapore and the United Kingdom, through 2007 and thereafter and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during the remainder of 2007. Such other purchase commitments as of September 30, 2007, which total $33.6 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures beyond the $136.5 million contractually committed as of September 30, 2007 in our various IBX expansion projects during the remainder of 2007 and 2008 of approximately $170.0 million to $200.0 million in order to complete the work needed to open these IBX centers. These non-contractual capital expenditures are not reflected in the table above.

As previously discussed above, in connection with six of our IBX operating leases and one utilities contract, we have entered into seven irrevocable letters of credit totaling $14.9 million with Silicon Valley Bank, provided in lieu of cash deposits under the letters of credit sublimit provision of the $75.0 million Silicon Valley Bank revolving credit line. If the beneficiaries of these letters of credit decide to draw down on these letters of credit, we will be required to fund these letters of credit either through cash collateral or borrowings under the Silicon Valley Bank revolving credit line. This contingent commitment is not reflected in the table above.

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

Interest Rate Risk

Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio. All of our cash equivalents and marketable securities are designated as available-for-sale and are therefore recorded at fair market value on our condensed consolidated balance sheets with the unrealized gains or losses reported as a separate component of other comprehensive income or loss. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of September 30, 2007 our portfolio maturity was relatively short. If current interest rates were to increase or decrease by 10% from their position as of September 30, 2007, the fair market value of our investment portfolio could increase or decrease by approximately $383,000.

An immediate 10% increase or decrease in current interest rates from their position as of September 30, 2007 would furthermore not have a material impact on our debt obligations due to the fixed nature of the majority of our debt obligations. However, the interest expense associated with our $75.0 million revolving credit line, which bears interest at floating rates based on either the prime rate or LIBOR, could be affected. Accordingly, any borrowings from our $75.0 million Silicon Valley Bank revolving credit line are subject to interest rate risk. Assuming $75.0 million was outstanding under the $75.0 million Silicon Valley Bank revolving credit line, for every 100 basis point change in interest rates, our interest expense could increase or decrease by $750,000. The interest expense associated with our Chicago IBX financing, Asia-Pacific financing and European financing, which bear interest at floating rates tied to local cost of funds or LIBOR/EURIBOR, could also be affected.

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but do not impact our earnings or cash flows. The fair market value of our convertible subordinated debentures and convertible subordinated notes is based on quoted market prices. The estimated fair value of our convertible subordinated debentures at September 30, 2007 was approximately $75.1 million. The estimated fair value of our 2.50% convertible subordinated notes at September 30, 2007 was approximately $256.6 million. The estimated fair value of our 3.00% convertible subordinated notes at September 30, 2007 was approximately $402.5 million.

We acquired interest rate swaps in connection with the European financing. Interest incurred for the European financing is based on variable LIBOR and EURIBOR interest rates and exposes us to interest rate risk. To mitigate the interest rate exposure, IXEurope had entered into two interest rate swap agreements to hedge a portion of the European financing in order to transfer floating rate exposure to the counterparty in exchange for fixed payments by us. Upon the date of the IXEurope acquisition and through September 30, 2007, these interest rate swaps were considered not to be effective hedges under the provisions of SFAS No. 133. As a result, the change in fair value of these two interest rate swaps totaling a gain of $24,000 was recorded as a reduction of interest expense in our statements of operations for the three and nine months ended September 30, 2007.

We may enter into additional hedging agreements in the future to mitigate our exposure to interest rate risk.

Foreign Currency Risk

The majority of our revenues and costs is denominated in U.S. dollars, generated mostly from customers and vendors in the U.S. Prior to the IXEurope acquisition, approximately 15% of our revenues and 14% of our costs were outside the U.S., and a large portion of those revenues and costs were denominated in a currency other than the U.S. dollar, primarily the Singapore dollar, Japanese yen, Hong Kong and Australian dollars. As a result of the IXEurope acquisition, a greater percentage of our business will be outside of the U.S. in the additional non-U.S. currencies of the British pound, Euro and Swiss franc. We anticipate that commencing in the fourth quarter of 2007, approximately 30-40% of our revenues and costs will be generated and incurred outside of the U.S. in currencies other than the U.S. dollar. As a result, our operating results and cash flows are impacted by currency fluctuations relative to the U.S. dollar.

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

In July and August 2007, we entered into forward contracts to purchase 265.2 million British pounds at an average forward rate of 2.020007, or the equivalent of $535.6 million, for purposes of hedging a portion of the purchase price of the IXEurope acquisition. Upon cash payment in September 2007, we recorded a foreign exchange gain of $1.5 million, which is reflected within other income (expense) on our statement of operations for the three and nine months ended September 30, 2007.

We may enter into additional hedging agreements in the future to mitigate our exposure to foreign currency risk.

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

We currently do not employ forward contracts or other financial instruments to hedge commodity price risk.

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

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Following the completion of the IXEurope acquisition on September 14, 2007, we have begun the process of integrating IXEurope and incorporating our internal control over financial reporting into this acquired business.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On July 30, 2001 and August 8, 2001, putative shareholder class action lawsuits were filed against us, certain of our officers and directors (the “Individual Defendants”), and several investment banks that were underwriters of our initial public offering (the “Underwriter Defendants”). The cases were filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased our stock between August 10, 2000 and December 6, 2000. In addition, similar lawsuits were filed against approximately 300 other issuers and related parties. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 against us and the Individual Defendants. The plaintiffs have since dismissed the Individual Defendants without prejudice. The suits allege that the Underwriter Defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for our initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. On February 19, 2003, the Court dismissed the Section 10(b) claim against us, but denied the motion to dismiss the Section 11 claim. On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six “focus” cases, which are intended to serve as test cases. Plaintiffs selected these six cases, which do not include Equinix. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by plaintiffs, but noted that plaintiffs could ask the district court to certify more narrow classes than those that were rejected.

Prior to the Second Circuit’s decision, a majority of issuers, including Equinix, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the Court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases. If plaintiffs are successful in obtaining class certification, they are expected to amend the complaint against Equinix in the same manner that they amended the complaints against the focus case issuers and to seek certification of a class in the Equinix case. The amended complaints against the focus case issuers include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the Individual Defendants as defendants. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate, nor can we predict the amount of any such settlement.

While we are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows, we have insurance coverage that we believe is sufficient to cover any reasonably possible liability resulting from this litigation. We and our officers and directors intend to continue to defend the actions vigorously.

On June 29, 2006 and September 18, 2006, shareholder derivative actions were filed in the Superior Court of the State of California, County of San Mateo, naming Equinix as a nominal defendant and several of Equinix’s current and former officers and directors as individual defendants. These actions were consolidated, and the consolidated complaint was filed in January 2007. In March 2007, the state court stayed this action in deference to a federal shareholder derivative action filed in the United States District Court for the Northern District of California in October 2006. The federal action named Equinix as a nominal defendant and several current and former officers and directors as individual defendants. This complaint alleged that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of purported backdating of stock options, insider trading and the dissemination of false statements. On April 12, 2007, the federal action was voluntarily dismissed without prejudice pursuant to a joint stipulation entered as an order by the court. On May 3, 2007, the state court lifted the stay on proceedings in the state court action and set a briefing schedule permitting us to file a motion to dismiss on the grounds that plaintiffs lack standing to sue on our behalf. We filed our motion to dismiss on June 4, 2007 and appeared for a hearing on the motion on August 6, 2007. The state court granted our motion to dismiss and granted plaintiffs leave to amend their consolidated complaint. On October 1, 2007, plaintiffs filed an amended consolidated complaint. The amended consolidated complaint alleges that the individual defendants breached their fiduciary duties and violated California securities law as a result of purported backdating of stock option grants, insider trading and the preparation and approval of inaccurate financial results. Plaintiffs seek to recover, on behalf of Equinix, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, restitution and fees and costs. A motion to dismiss the amended consolidated complaint is pending. In addition to the pending state court derivative action, we may be subject to additional derivative or other lawsuits that may be presented on an individual or class basis alleging claims based on our stock option granting practices.

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

In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business and us:

Risks Related to Our Business

We may not be able to successfully integrate IXEurope and achieve the benefits we expect from the IXEurope acquisition.

We will only achieve the benefits that are expected to result from the IXEurope acquisition if we can successfully integrate its administrative, finance, operations, sales and marketing organizations, and implement appropriate systems and controls.

The success of the IXEurope acquisition and integration into our operations will involve a number of risks, including:

•	the possible diversion of our management’s attention from other business concerns, including our previously announced expansion plans in the U.S. and Asia-Pacific regions;

•	the potential inability to successfully pursue some or all of the anticipated revenue opportunities associated with the IXEurope acquisition;

•	the possible loss of IXEurope’s key employees;

•	the potential inability to achieve expected operating efficiencies in IXEurope’s operations;

•	the increased complexity and diversity of our operations after the IXEurope acquisition compared to our prior operations;

•	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•	unanticipated problems, expenses or liabilities.

If we fail to integrate IXEurope successfully and/or fail to realize the intended benefits of the IXEurope acquisition, our results of operations could be materially and adversely affected. In addition, the IXEurope acquisition resulted in a substantial goodwill asset, which will be subject to an annual impairment analysis. If this goodwill were to be impaired in the future, it could have a significant negative impact on our results of operations.

Our substantial debt could adversely affect our cash flows and limit our flexibility to raise additional capital.

We have a significant amount of debt. As of September 30, 2007, our total indebtedness was approximately $1.1 billion and stockholders’ equity was $808.7 million.

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

The occurrence of any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition. In addition, the performance of our stock price may trigger the write-off of a significant portion of our debt issuance costs in connection with our convertible debt, which may have a material adverse affect on our results of operations and financial condition.

We have incurred substantial losses in the past and may continue to incur additional losses in the future.

Although we have generated cash from operations since the quarter ended September 30, 2003, for the years ended December 31, 2006, 2005 and 2004, we incurred net losses of $6.4 million, $42.6 million and $68.6 million, respectively. Although we have generated some net income in our two most recent quarters, we are also currently investing heavily in our future growth through the build-out of several additional IBX centers and IBX center expansions. As a result, we will incur higher depreciation and other operating expenses that will negatively impact our ability to achieve and sustain profitability unless and until these new IBX centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. In addition, costs associated with the IXEurope acquisition and the integration of the two companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to achieve and sustain profitability. Although our goal is to achieve profitability, there can be no guarantee that we will become profitable, and we may continue to incur additional losses. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We are continuing to invest in our expansion efforts but may not have sufficient customer demand in the future to realize expected returns on these investments.

We are considering the acquisition or lease of additional properties, including construction of new IBX centers beyond those expansion projects already announced. We will be required to commit substantial operational and financial resources to these IBX centers, generally 12–18 months in advance of securing customer contracts, and we may not have sufficient customer demand in those markets to support these centers once they are built. In addition, unanticipated technological changes could affect customer requirements for data centers and we may not have built such requirements into our new IBX centers. Any of these contingencies, if they were to occur, could make it difficult for us to realize expected or reasonable returns on these investments.

We have begun construction of new IBX centers, and may begin construction of additional new IBX centers, which could involve significant risks to our business.

We believe that most of the pre-existing built-out data centers have already been acquired, and that there are few if any viable distressed assets available for us to acquire in our key markets today. In order to sustain our growth in these markets, we must acquire suitable land with or without structures to build our new IBX centers from the ground up, a “greenfield build.” Greenfield builds are currently underway in the Chicago, Los Angeles, Washington D.C. and New York metro areas. A greenfield build involves substantial planning and lead-time, much longer time to completion than we have currently experienced in our recent IBX retrofits of existing data centers, and significantly higher costs of construction, equipment and materials, which could have a negative impact on our returns. A greenfield build also requires us to carefully select and rely on the experience of one or several general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays, increased costs to complete the project and other negative impacts to our expected returns. Site selection is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets with the necessary combination of high power capacity and fiber connectivity.

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

Furthermore, we are dependent upon Internet service providers, telecommunications carriers and other website operators in the U.S., Asia, Europe and elsewhere, some of which have experienced significant system failures and electrical outages in the past. Users of our services may in the future experience difficulties due to system failures unrelated to our systems and services. If for any reason, these providers fail to provide the required services, our business, financial condition and results of operations could be materially adversely impacted.

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

Any of the foregoing factors, or other factors discussed elsewhere in this report, could have a material adverse effect on our business, results of operations and financial condition. Although we have experienced growth in revenues in recent quarters, this growth rate is not necessarily indicative of future operating results. We have generated net losses every fiscal year since inception. It is possible that we may not be able to generate positive net income on a quarterly or annual basis in the future. In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to lease and personnel expenses, depreciation and amortization and interest expenses. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. As such, comparisons to prior reporting periods should not be relied upon as indications of our future performance. In addition, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, we could experience an immediate and significant decline in the trading price of our stock.

Our inability to use our tax net operating losses will cause us to pay taxes at an earlier date and in greater amounts, which may harm our operating results.

We believe that our ability to use our pre-2003 tax net operating losses, or NOLs, in any taxable year is subject to limitations under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, as a result of the significant change in the ownership of our stock that resulted from our combination with i-STT Pte Ltd and Pihana Pacific, Inc. in 2002, which we call the combination. We expect that a significant portion of our NOLs that accrued prior to December 31, 2002 will expire unused as a result of this limitation. In addition to the limitations on NOL carry-forward utilization described above, we believe that Section 382 of the Code will also significantly limit our ability to use the depreciation and amortization on our assets, as well as certain losses on the sale of our assets, to the extent that such depreciation, amortization and losses reflect unrealized depreciation that was inherent in such assets as of the date of the combination. These limitations will cause us to pay taxes at an earlier date and in greater amounts than would occur absent such limitations.

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

If we cannot effectively manage our international operations and successfully implement our international expansion plans, our revenues may not increase and our business and results of operations would be harmed.

For the years ended December 31, 2004, 2005 and 2006, we recognized 13%, 13% and 14%, respectively, of our revenues outside North America. For the nine months ended September 30, 2007, we recognized 16% of our revenues outside North America. We anticipate that the acquisition of IXEurope will increase the percentage of our revenues derived from sources outside North America.

To date, the neutrality of our IBX centers and the variety of networks available to our customers has often been a competitive advantage for us. In certain of our acquired IBX centers, in Singapore in particular, the limited number of carriers available reduces that advantage. As a result, we may need to adapt our key revenue-generating services and pricing to be competitive in that market.

We may experience gains and losses resulting from fluctuations in foreign currency exchange rates. To date, the majority of our revenues and costs have been denominated in U.S. dollars; however, the majority of revenues and costs in our international operations have been denominated in Singapore dollars, Japanese yen and Australia and Hong Kong dollars. With the completion of the IXEurope acquisition, certain of our revenues and costs will also be denominated in the British pound sterling, the euro and the Swiss franc. Although we have in the past and may decide to undertake foreign exchange hedging transactions in the future to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure. Where our prices are denominated in U.S. dollars, our sales could be adversely affected by declines in foreign currencies relative to the U.S. dollar, thereby making our products and services more expensive in local currencies.

We are currently undergoing expansions or evaluating expansion opportunities in Europe and in the Asia-Pacific region. Undertaking and managing expansions in foreign jurisdictions may present unanticipated challenges to us. In addition, any expansion requires substantial operational and financial resources, and we may not have sufficient customer demand to support the expansion once complete. Unanticipated technological changes could also affect customer requirements for data centers and we may not have built such requirements into our expanded IBX centers. We are also exposed to risks resulting from fluctuations in foreign currency exchange rates in connection with our international expansions. To the extent we are paying contractors in foreign currencies, our expansions could cost more than anticipated from declines in the U.S dollar relative to foreign currencies.

Our international operations are generally subject to a number of additional risks, including:

•	the costs of customizing IBX centers for foreign countries;

•	protectionist laws and business practices favoring local competition;

•	greater difficulty or delay in accounts receivable collection;

•	difficulties in staffing and managing foreign operations, including negotiating with foreign labor unions or workers’ councils;

•	political and economic instability;

•	our ability to obtain, transfer, or maintain licenses required by governmental entities with respect to our business; and

•	compliance with evolving governmental regulation with which we have little experience.

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

We have made, and may continue to make, acquisitions which pose integration and other risks that could harm our business.

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

Our IBX centers are susceptible to regional costs of power, electrical power shortages, planned or unplanned power outages and limitations, especially internationally, on the availability of adequate power resources.

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

We agreed to a covenant in connection with the combination (which we refer to as the FIRPTA covenant) that we would use all commercially reasonable efforts to ensure that at all times from and after the closing of the combination none of our capital stock issued to STT Communications would constitute “United States real property interests” within the meaning of Section 897(c) of the Code. Under Section 897(c) of the Code, our capital stock issued to STT Communications would generally constitute “United States real property interests” at such point in time that the fair market value of the “United States real property interests” owned by us equals or exceeds 50% of the sum of the aggregate fair market values of (a) our “United States real property interests,” (b) our interests in real property located outside the United States and (c) any other assets held by us which are used or held for use in our trade or business. Currently, the fair market value of our “United States real property interests” is significantly below the 50% threshold. However, in order to ensure compliance with the FIRPTA covenant, we may be limited with respect to the business opportunities we may pursue, particularly if the business opportunities would increase the amounts of “United States real property interests” owned by us or decrease the amount of other assets owned by us. In addition, we may take proactive steps to avoid our capital stock being deemed a “United States real property interest,” including, but not limited to, (a) a sale-leaseback transaction with respect to some or all of our real property interests, or (b) the formation of a holding company organized under the laws of the Republic of Singapore which would issue shares of its capital stock in exchange for all of our outstanding stock (which would require the submission of that transaction to our stockholders for their approval and the consummation of that exchange). We will take these actions only if such actions are commercially reasonable for our stockholders and us. We have entered into an agreement with STT Communications and its affiliate pursuant to which we will no longer be bound by the FIRPTA covenant as of September 30, 2009. If we were to breach this covenant, we may be liable for damages to STT Communications.

Increases in property taxes could adversely affect our business, financial condition and results of operations.

Our IBX centers are subject to state and local real property taxes in the U.S. and certain of our European jurisdictions. The state and local real property taxes on our IBX centers may increase as property tax rates change and as the value of the properties are assessed or reassessed by taxing authorities. Many state and local governments are facing budget deficits, which may cause them to increase assessments or taxes. If property taxes increase, our business, financial condition and operating results could be adversely affected.

STT Communications has voting control over a substantial portion of our stock and has influence over matters requiring stockholder consent.

As of September 30, 2007, STT Communications, through its subsidiary, i-STT Investments (Bermuda) Ltd., had voting control over approximately 11.8% of our outstanding common stock. In addition, STT Communications is not prohibited from buying shares of our stock in public or private transactions. As a result, STT Communications is able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could prevent or delay a third party from acquiring or merging with us.

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

We are subject to various environmental and health and safety laws and regulations, including those relating to the generation, storage, handling and disposal of hazardous substances and wastes. Certain of these laws and regulations also impose joint and several liability, without regard to fault, for investigation and cleanup costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. Our operations involve the use of hazardous substances and materials such as petroleum fuel for emergency generators, as well as batteries, cleaning solutions and other materials. In addition, we lease, own or operate real property at which hazardous substances and regulated materials have been used in the past. At some of our locations, hazardous substances or regulated materials are known to be present in soil or groundwater and there may be additional unknown hazardous substances or regulated materials present at sites we own, operate or lease. At some of our locations, there are land use restrictions in place relating to earlier environmental cleanups that do not materially limit our use of the sites. To the extent any hazardous substances or any other substance or material must be cleaned up or removed from our property, we may be responsible under applicable laws, regulations or leases for the removal or cleanup of such substances or materials, the cost of which could be substantial. In addition, noncompliance with existing, or adoption of more stringent, environmental or health and safety laws and regulations or the discovery of previously unknown contamination could require us to incur costs or become the basis of new or increased liabilities that could be material.

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

A party who is able to breach the security measures on our networks could misappropriate either our proprietary information or the personal information of our customers, or cause interruptions or malfunctions in our operations. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security, which could have a material adverse effect on our financial performance and operating results.

A small number of customers, including IBM, account for a significant portion of our revenues, and the loss of any of these customers could significantly harm our business, financial condition and results of operations.

While no single customer accounted for 10% of our revenues for the year ended December 31, 2006 or the nine months ended September 30, 2007, our top ten customers accounted for 25% and 24%, respectively, of our revenues during these periods. As of September 30, 2007, we had 1,453 customers, excluding the impact of IXEurope acquisition. Notwithstanding our acquisition of IXEurope and the integration of its customer base with ours, we expect that a small percentage of our customers will continue to account for a significant portion of our revenues for the foreseeable future. We cannot guarantee that we will retain these customers or that they will maintain their commitments in our IBX centers at current levels. For example, although the term of our contract with IBM, our single largest customer, runs through 2011, IBM currently has the right to reduce its commitment to us pursuant to the terms and requirements of its customer agreement. If we lose any of these key customers, or if any of them decide to reduce the level of their commitment to us, our business, financial condition and results of operations could be adversely affected.

We resell products and services of third parties that may require us to pay for such products and services even if our customers fail to pay us for the products and services, which may have a negative impact on our operating results.

In order to provide resale services such as bandwidth, managed services and other network management services, we contract with third party service providers. These services require us to enter into fixed term contracts for services with third party suppliers of products and services. If we experience the loss of a customer who has purchased a resale product, we will remain obligated to continue to pay our suppliers for the term of the underlying contracts. The payment of these obligations without a corresponding payment from customers will reduce our financial resources and may have a material adverse effect on our operating and financial results and cash flows.

We may not be able to compete successfully against current and future competitors.

Our IBX centers and other products and services must be able to differentiate themselves from those of other providers of space and services for telecommunications companies, web-hosting companies and other colocation providers. In addition to competing with neutral colocation providers, we must compete with traditional colocation providers, including local phone companies, long distance phone companies, Internet service providers and web-hosting facilities. Similarly, with respect to our other products and services, including managed services, bandwidth services and security services, we must compete with more established providers of similar services. Most of these companies have longer operating histories and significantly greater financial, technical, marketing and other resources than us.

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

While we own certain of our IBX centers, others are leased under long-term arrangements with lease terms expiring at various dates ranging from 2010 to 2027. These leased centers have all been subject to significant development by us in order to convert them from, in most cases, vacant buildings or warehouses into IBX centers. All of our IBX center leases have renewal options available to us. However, these renewal options provide for rent set at then-prevailing market rates. To the extent that then-prevailing market rates are higher than present rates, these higher costs may adversely impact our business and results of operations.

If the market price of our stock continues to be highly volatile, the value of an investment in our common stock may decline.

Since January 1, 2006, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $41.43 to $116.66 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. Actual sales, or the market’s perception with respect to possible sales, of a substantial number of shares of our common stock within a narrow period of time could cause our stock price to fall. Announcements by others or us may also have a significant impact on the market price of our common stock. These announcements may include:

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. During the quarter ended September 30, 2001, putative shareholder class action lawsuits were filed against us, a number of our officers and directors, and several investment banks that were underwriters of our initial public offering. Similar complaints were filed against more than 300 other issuers, their officers and directors, and investment banks. The suits allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. A previously agreed upon settlement with the plaintiffs has been terminated. On August 14, 2007, the plaintiffs filed amended complaints in six cases selected as test, or “focus,” cases and moved for class certification on September 27, 2007. If plaintiffs are successful in obtaining class certification in the “focus” cases, they will also likely file an amended complaint against us. We are continuing to participate in the defense of this litigation, which may increase our expenses and divert management’s attention and resources. In addition, we may, in the future, be subject to other securities class action or similar litigation.

On June 29, 2006 and September 18, 2006, shareholder derivative actions were filed in the Superior Court of the State of California, County of San Mateo, naming Equinix as a nominal defendant and several of Equinix’s current and former officers and directors as individual defendants. These actions were consolidated, and the consolidated complaint was filed in January 2007. In March 2007, the state court stayed this action in deference to a federal shareholder derivative action filed in the United States District Court for the Northern District of California in October 2006. The federal action named Equinix as a nominal defendant and several current and former officers and directors as individual defendants. This complaint alleged that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of purported backdating of stock options, insider trading and the dissemination of false statements. On April 12, 2007, the federal action was voluntarily dismissed without prejudice pursuant to a joint stipulation entered as an order by the court. On May 3, 2007, the state court lifted the stay on proceedings in the state court action and set a briefing schedule permitting us to file a motion to dismiss on the grounds that plaintiffs lack standing to sue on our behalf. We filed our motion to dismiss on June 4, 2007 and appeared for a hearing on the motion on August 6, 2007. The state court granted our motion to dismiss and granted plaintiffs leave to amend their consolidated complaint. On October 1, 2007, plaintiffs filed an amended consolidated complaint. The amended consolidated complaint alleges that the individual defendants breached their fiduciary duties and violated California securities law as a result of purported backdating of stock option grants, insider trading and the preparation and approval of inaccurate financial results. Plaintiffs seek to recover, on behalf of Equinix, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, restitution and fees and costs. A motion to dismiss the amended consolidated complaint is pending. In addition to the pending state court derivative action, we may be subject to additional derivative or other lawsuits that may be presented on an individual or class basis alleging claims based on our stock option granting practices. Responding to, investigating and/or defending against these complaints will present a substantial cost to us in both cash and the attention of certain management. Any adverse outcome in litigation could seriously harm our business and results of operations.

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

Various laws and governmental regulations governing Internet related services, related communications services and information technologies and electronic commerce remain largely unsettled, even in areas where there has been some legislative action. This is true both in the U.S. and the various foreign countries in which we operate. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, telecommunications services and taxation, apply to the Internet and to related services such as ours. We have limited experience with such international regulatory issues and substantial resources may be required to comply with regulations or bring any non-compliant business practices into compliance with such regulations. In addition, the development of the market for online commerce and the displacement of traditional telephony service by the Internet and related communications services may prompt an increased call for more stringent consumer protection laws or other regulation both in the U.S. and abroad that may impose additional burdens on companies conducting business online and their service providers. The compliance with, adoption or modification of, laws or regulations relating to the Internet, or interpretations of existing laws, could have a material adverse effect on our business, financial condition and results of operation.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

  None.

Item 3.	Defaults Upon Senior Securities

  None.

Item 4.	Submission of Matters to a Vote of Security Holders

  None.

Item 5.	Other Information

  None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
2.1	Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.	Def. Proxy 14A	12/12/02

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.3	Bylaws of the Registrant.	10-K	12/31/02	3.2

3.4	Certificate of Amendment of the Bylaws of the Registrant.	10-Q	6/30/03	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Registration Rights Agreement (see Exhibit 10.15).

4.3	Indenture dated February 11, 2004 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	10-Q	3/31/04	10.99

4.4	Indenture dated March 30, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/07	4.4

4.5	Form of 2.50% Convertible Subordinated Note Due 2012 (see Exhibit 4.4).

4.6	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4

4.7	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.6).

10.1	Warrant Agreement, dated as of December 1, 1999, by and among the Registrant and State Street Bank and Trust Company of California, N.A. (as warrant agent).	S-4 (File No. 333-93749)	12/29/99	10.2

10.2	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.3+	Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.	S-4/A (File No. 333-93749)	5/9/00	10.9

10.4	2000 Equity Incentive Plan.	S-1 (File No. 333-39752)	6/21/00	10.24

10.5	2000 Director Option Plan.	S-1/A (File No. 333-39752)	7/19/00	10.25

10.6	Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated June 21, 2000.	S-1/A (File No. 333-39752)	8/9/00	10.27

10.7+	Lease Agreement with Burlington Associates III Limited Partnership, dated as of July 24, 2000.	10-Q	9/30/00	10.31

10.8	First Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated September 26, 2001.	10-Q	9/30/01	10.46

10.9	2001 Supplemental Stock Plan.	10-Q	9/30/01	10.48

10.10	Second Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated May 20, 2002.	10-Q	6/30/02	10.53

10.11+	Second Amendment to Lease Agreement with Burlington Realty Associates III Limited Partnership, dated as of October 1, 2002.	10-Q	9/30/02	10.56

10.12	Form of Severance Agreement entered into by the Company and each of the Company’s executive officers.	10-Q	9/30/02	10.58

10.13	Third Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of September 30, 2002.	10-K	12/31/02	10.74

10.14	Registration Rights Agreement by and among Equinix and the Initial Purchasers, dated as of December 31, 2002.	10-K	12/31/02	10.75

10.15	Securities Purchase and Admission Agreement, dated April 29, 2003, among Equinix, certain of Equinix’s subsidiaries, i-STT Investments Pte Ltd, STT Communications Ltd and affiliates of Crosslink Capital.	8-K	5/1/03	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.16	Fourth Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc., dated as of November 21, 2003.	10-K	12/31/03	10.94

10.17+	Sublease Agreement between Sprint Communications Company, L.P. and Equinix Operating Co., Inc. dated as of October 24, 2003.	10-K	12/31/03	10.95

10.18+	Lease Agreement dated as of April 21, 2004 between Eden Ventures LLC and Equinix, Inc.	10-Q	6/30/04	10.103

10.19	Equinix, Inc. 2004 International Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04	10.105

10.20	Equinix, Inc. Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04	10.106

10.21	First Amendment to Sublease Agreement dated as of June 21, 2004 between Equinix Operating Co. Inc. and Sprint Communications Company L.P.	10-K	12/31/04	10.107

10.22+	Assignment and Assumption of Lease and First Amendment to Lease dated as of December 6, 2004, between Equinix Operating Company, Inc., Abovenet Communications, Inc., and Brokaw Interests; and Lease dated December 29, 1999 between Abovenet Communications, Inc., and Brokaw Interests.	10-K	12/31/04	10.109

10.23	Form of Restricted Stock Agreement for Equinix’s executive officers under the Company’s 2000 Equity Incentive Plan.	10-K	12/31/05	10.115

10.24	Lease Agreement dated June 9, 2005 between Equinix Operating Co., Inc. and Mission West Properties L.P. and associated Guaranty of Equinix, Inc.	10-Q	6/30/05	10.117

10.25	Letter Agreement dated October 6, 2005 among Equinix, Inc., STT Communications Ltd. and I-STT Investments Pte. Ltd.	8-K	10/6/05	99.1

10.26	Lease Agreement dated December 21, 2005 between Equinix Operating Co., Inc. and iStar El Segundo, LLC and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.126

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.27+	Loan and Security Agreement and Note between Equinix RP II, LLC and SFT I, Inc. dated December 21, 2005 and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.127

10.28	Lease Agreement dated as of December 21, 2005 between Equinix RP II, LLC and Equinix, Inc.	10-K	12/31/05	10.128

10.29	Fifth Modification to Ground Lease by and between iStar San Jose, LLC and Equinix, Inc. dated January 1, 2006 and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.129

10.30	Lease Agreement dated September 14, 2006 between 777 Sinatra Drive Corp. and Equinix, Inc.	10-Q	9/30/06	10.135

10.31+	Second Amended and Restated Loan and Security Agreement dated August 10, 2006 between Silicon Valley Bank, General Electric Capital Corporation, Equinix, Inc. and Equinix Operating Co., Inc.	10-Q	9/30/06	10.136

10.32	2007 Equinix Annual Incentive Plan	10-K	12/31/06	10.35

10.33	First Omnibus Modification Agreement dated December 27, 2006 by and among SFT I, Inc. (“SFT I”), Equinix RP II, LLC (“RP II”) and Equinix, Inc. (“Equinix”), Amended and Restated Promissory Note dated December 27, 2006 by RP II in favor of SFT I and Reaffirmation of Guaranty dated December 27, 2006 by RP II and Equinix in favor of SFT I.	10-K	12/31/06	10.37

10.34	First Amendment to Deed of Lease dated December 27, 2006 by and between Equinix RP II, LLC and Equinix Operating Co., Inc.	10-K	12/31/06	10.38

10.35	Development Loan and Security Agreement dated February 2, 2007 by and between CHI 3, LLC and SFT I, Inc. and related Promissory Notes One through Four.	10-Q	3/31/07	10.37

10.36	Guaranty dated February 2, 2007 by and between Equinix, Inc. and SFT I, Inc.	10-Q	3/31/07	10.38

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.37	Completion and Payment Guaranty dated February 2, 2007 by and between Equinix, Inc. and SFT I, Inc.	10-Q	3/31/07	10.39

10.38	Master Lease dated February 2, 2007 by and between CHI 3, LLC and Equinix Operating Co., Inc. and associated Guaranty of Lease by Equinix, Inc.	10-Q	3/31/07	10.40

10.39	Offer of employment dated March 16, 2007 to Stephen M. Smith by Equinix Operating Co., Inc., accepted by Stephen M. Smith.	10-Q	3/31/07	10.43

10.40	Severance Agreement dated March 16, 2007 by and between Stephen M. Smith and Equinix, Inc.	10-Q	3/31/07	10.44

10.41	Form of Restricted Stock Agreements for Stephen M. Smith under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/07	10.45

10.42	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement dated March 26, 2007 by and among Equinix, Inc., Equinix Operating Co., Inc., General Electric Capital Corporation and Silicon Valley Bank.	10-Q	3/31/07	10.46

10.43	Facility Agreement dated August 31, 2007 by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K., the Additional Borrowers (as defined therein), the Lenders (as defined therein), and ABN AMRO BANK N.V., and related Guarantee dated August 31, 2007 by Equinix, Inc.				X

10.44	Agreement for Lease dated June 12, 2006 by and between Slough Trading Estate Limited and Interconnect Exchange Europe Limited.				X

10.45	£82,000,000 Senior Facilities Agreement dated June 29, 2007 by and among IXEurope plc, CIT Bank Limited, as arranger, CIT Capital Finance (UK) Limited, as administrative agent and security trustee and the Lenders (as defined therein).				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.46	Amendment No. 2 to Second Amended and Restated Loan and Security Agreement dated October 1, 2007 by and among Equinix, Inc., Equinix Operating Co., Inc., General Electric Capital Corporation and Silicon Valley Bank.	8-K	10/5/07	10.1

21.1	Subsidiaries of Equinix.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.

Date: November 2, 2007

	By:	/S/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document
10.43	Facility Agreement dated August 31, 2007 by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K., the Additional Borrowers (as defined therein), the Lenders (as defined therein), and ABN AMRO BANK N.V., and related Guarantee dated August 31, 2007 by Equinix, Inc.

10.44	Agreement for Lease dated June 12, 2006 by and between Slough Trading Estate Limited and Interconnect Exchange Europe Limited.

10.45	£82,000,000 Senior Facilities Agreement dated June 29, 2007 by and among IXEurope plc, CIT Bank Limited, as arranger, CIT Capital Finance (UK) Limited, as administrative agent and security trustee and the Lenders (as defined therein).

21.1	Subsidiaries of Equinix.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.