Form 10-K
period 2007-12-31
EQUINIX INC
filed 2008-02-27
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.5 billion.

As of January 31, 2008, a total of 36,646,255 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2008 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2007. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

EQUINIX, INC.

FORM 10-K

DECEMBER 31, 2007

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

Overview

Equinix provides network neutral colocation, interconnection and managed services to enterprises, content companies, systems integrators and the world’s largest network providers. Through our Internet Business Exchange hubs, or IBX hubs, in 18 markets in the U.S., Asia-Pacific and Europe, customers can directly interconnect with each other for critical traffic exchange requirements. Direct interconnection to our aggregation of networks, which serve more than 90% of the world’s Internet routes, enables our customers to increase performance while significantly reducing costs. Based on our network neutral model and the quality of our IBX hubs, we believe we have established a critical mass of customers. This critical mass and the resulting “network effect,” combined with a strong financial position, continue to drive new customer growth and bookings. In addition to our business momentum, increases in overall customer demand combined with a supply and demand imbalance in the data center market has resulted in market growth and a favorable pricing environment for us. As a result of our largely fixed cost model, any growth in revenue would likely drive incremental margins and increased operating cash flow; however, the costs of a new IBX center that we open initially has a negative effect on earnings until a new IBX center generates sufficient revenues to cover these costs.

Our network neutral business model is a key differentiator for us in the market. Because we do not operate a network, we are able to offer our customers direct interconnection to the largest aggregation of bandwidth providers and Internet service providers. The world’s top tier Internet service providers, numerous access networks, second tier providers and international carriers such as AOL, at&t, British Telecom, Cable & Wireless, Comcast, Level 3, NTT, Qwest, SingTel, Sprint and Verizon Business are all currently located at our IBX hubs. Access to such a wide variety of networks has attracted nine of the top 10 Internet properties and numerous other enterprise and government customers, including Amazon.com, Bank of America, Electronic Arts, Fox Interactive Media, Gannett, The Gap, Goldman Sachs, Google, IBM, McGraw Hill, MSN, NASA, News Corporation, Salesforce.com, Sony and Yahoo!.

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

The market for our services has historically been served by large telecommunications carriers who have bundled their telecommunications services and managed services with their colocation offerings. Over the past several years, a number of these telecommunications carriers have eliminated or reduced their colocation footprint to focus on their core businesses. Additionally, many of the competitive providers have failed to scale their businesses and have been forced to exit the market. Although some of our customers, including companies such as AOL, Google or MSN, operate or are building their own data centers for their large infrastructure deployments, these customers continue to have a presence in an Equinix data center to use our interconnection services to reach their business partners. The need for large, wholesale outsourced data centers is also, more recently, being addressed by real estate investment trusts (REITs) who are building large centers to meet customers’ needs for large or standalone centers, a different customer segment than Equinix serves. However, with the exit of the telecommunications players and a limited amount of new supply resulting from either legacy centers being unable to address the power needs of today’s customers or a lack of new data centers, there now exists a supply and demand imbalance to address our target customer’s needs. This supply and demand imbalance in the industry has created a favorable pricing environment for us and increased the demand for our centers because we have gained many of those customers displaced from these companies as access to their networks is also available in our IBX hubs. Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service offerings.

Recent Developments

During 2007, we obtained a loan to finance our Chicago metro area IBX expansion project; entered into long-term leases for new space in Hong Kong, Paris and Singapore; extended an offer of employment to Steve M. Smith as our Chief Executive Officer and President; issued $250.0 million 2.50% convertible subordinated notes; purchased a property located in El Segundo, California; purchased a property and an adjacent piece of land in Silicon Valley, California; obtained a loan for expansion plans in Singapore and Tokyo; completed the acquisition of IXEurope plc based in London, U.K.; closed an offering of our common stock and issued $396.0 million 3.00% convertible subordinated notes to primarily finance the acquisition of IXEurope; amended certain provisions of our Silicon Valley Bank revolving credit line and sold our EMS service offering in Singapore. During 2008, we entered into a long-term lease for new space in Sydney, Australia, obtained a loan for expansion plans there and completed the acquisition of Virtu Secure Webservices B.V. based in the Netherlands. For further information on our recent developments, refer to our discussion of “Recent Developments” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K below.

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

In order to accommodate the rapid growth of Internet traffic, an organized approach for network interconnection was needed. The exchange of traffic between these networks became known as peering. Peering is when networks trade traffic at relatively equal amounts and set up agreements to trade traffic often at no charge to the other party. At first, government and non-profit organizations established places where these networks could exchange traffic, or peer, with each other—these points were known as network access points, or NAPs. Over time, many NAPs became a natural extension of carrier services and were run by such companies as MFS (now a part of Verizon Business), Sprint, Ameritech and Pacific Bell (both now known as at&t).

Ultimately, these NAPs were unable to scale with the growth of the Internet and the lack of “neutrality” by the carrier owners of these NAPs created a conflict of interest with the participants. This created a market need for network neutral interconnection points that could accommodate the rapidly growing need to increase performance for enterprise and consumer users of the Internet, especially with the rise of important content providers such as AOL, Google, Microsoft, Yahoo! and others. In addition the providers, as well as a growing number of enterprises, required a more secure and reliable solution for direct connection to a variety of telecommunications networks as the importance of their Internet operations continued to grow.

To accommodate Internet traffic growth, the largest of these networks left the NAPs and began trading traffic by placing private circuits between each other. Peering, which once occurred at the NAP locations, was moved to these private circuits. Over the years, these circuits became expensive to expand and could not be built fast enough to accommodate the growth in traffic. This led to a need by the large carriers to find a more efficient way to exchange network traffic or peer. Customers have chosen Equinix for peering because they are now able to reach all of the networks with which they peer within one location using simple direct connections. Their ability to peer across the room, instead of across a metro area, has increased the scalability of their operations while decreasing costs for some customers by upwards of 70%.

Our Solution

Our IBX centers provide the environment and services to meet the networking and IT operations challenges facing enterprises, networks and Internet businesses today. As a result, we are able to provide the following key benefits to our customers:

Quality. Our IBX centers provide customers with a secure, high quality solution for their colocation needs. Enterprise and content companies have demanding requirements for data center uptime, security, power backup and other important attributes. We have designed our IBX centers and processes to exceed the requirements for the most important financial institutions, government agencies and key enterprise brands such as Adobe, Amazon.com, The Gap, Goldman Sachs, News Corporation, Sony and Ticketmaster. While we historically have a track record of 99.999% uptime, including our recently-acquired European operations, we continually test and refine our operating processes to ensure that we will continue to provide high levels of stability and quality.

Performance. Because we provide direct access to the providers that serve more than 90% of the world’s Internet routes, customers can quickly, efficiently, cost-effectively and reliably exchange traffic with their network services providers for higher performance operations. The ability to connect directly to the more than 300 networks enables high-quality direct interconnection. With the mass of networks present, global enterprises are increasingly looking at ways to provide network diversity and increase performance of their operations, and are utilizing our IBX centers to ensure their IT infrastructures are operating at the interconnection hub of the Internet. By using multiple networks, customers are able to build redundancy into their operations in the event that one of their network service providers has a service interruption or restructuring in their business. The network service providers and geographic diversity we offer provides customers with the flexibility to enable the highest performing Internet operations.

Improved Economics. Our services, such as Equinix Exchange and Equinix Internet Core Exchange, facilitate peering and dramatically reduce costs for critical transit, peering and traffic exchange operations by eliminating the costs of private peering or local loops. Networks such as at&t, British Telecom, Cox Communications and Japan Telcom and content providers such as Electronic Arts, Google, MSN and Yahoo! can save between 20% and 70% of bandwidth costs through the traffic exchange services we offer. Although some of the larger content providers also own and operate their own large data centers, they continue to use Equinix to exchange their network traffic. In addition, content companies and enterprises can save significant bandwidth costs because the number of networks housed within Equinix competing for the traffic of these companies results in lower prices while providing increased performance.

Additionally, many enterprises today operate their own data centers for their IT infrastructure. Due to the increasing power intensity of today’s hardware, and limited space availability within their existing data centers, many enterprises have been building new data centers for their internal needs. These new builds can be capital intensive, and as a result, some enterprises have begun to pursue outsourcing this additional space requirement to colocation providers to achieve capital expenditure and operational savings.

Access to International Markets. We offer our network, content and enterprise customers a one-stop solution for their outsourced colocation and interconnection needs in the U.S., Asia-Pacific and Europe. We strive to offer a consistent standard of quality and support for all our locations throughout the U.S., Asia-Pacific and Europe.

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

Continue to Build upon our Critical Mass of Network Providers and Content Companies and Grow our Position within Enterprise and Government. We have assembled a critical mass of premier network providers and content companies and have become one of the core hubs of the Internet. This critical mass is a key selling point since content companies want to connect with a diverse set of networks to provide the best connectivity to their end-customers and network companies want to sell bandwidth to content customers and interconnect with other networks in the most efficient manner available. Currently, we service over 300 unique networks, including all of the top tier networks, allowing our customers to directly interconnect with providers that serve more than 90% of global Internet routes. We have a growing mass of key players in the enterprise sector, such as Bank of America, The Gap, Gannett, Goldman Sachs, IBM, Salesforce.com, Sony and others. Similarly, we have experienced increasing success in attracting customers from the government sector, such as NASA. We expect the success we have experienced in the enterprise, financial and digital media segments to continue to drive our growth in 2008 and beyond.

Leverage the Network Effect. As networks, content providers and other enterprises locate in our IBX centers; it benefits their suppliers and business partners to do so as well to gain the full economic and performance benefits of direct interconnection. These partners, in turn, pull in their business partners, creating a “network effect” of customer adoption. Our interconnection services enable scalable, reliable and cost-effective interconnection and traffic exchange thus lowering overall cost and increasing flexibility. The ability to directly interconnect with a wide variety of companies is a key differentiator for us in the market.

Promote our IBX Centers as the Highest Performance Points on the Internet. Data center reliability, power availability and network choice are the most important attributes when our customers are choosing a data center provider. Our premier IBX hubs are next-generation data centers and offer customers advanced security, reliability and redundancy. Our security design in the U.S. IBX centers includes five levels of biometrics security to access customer cages. Our power infrastructure includes N+1 redundancy for all systems and has delivered 99.999% uptime over the period from January 1, 2002 through December 31, 2007. We provide access to over 300 different network providers. Our support staff, trained to aid customers with operational support, is available 24 hours a day, 365 days a year.

Provide New Products and Services within our IBX Centers. We plan to continue to offer additional products and services that are most valuable to our customers as they manage their Internet and network businesses and, specifically, as they attempt to effectively utilize multiple networks. Examples include our IBX Link services, which allow customers to easily move traffic between IBX centers located in the same metro area, or the Financial Exchange service, which allows direct interconnection with electronic financial exchanges, such as the Chicago Mercantile Exchange, in markets such as Chicago, Frankfurt, London and Paris.

Ensure Continuous Growth for our Customers. We plan to expand in key markets based on customer demand to ensure a smooth growth path for our customers. For example, we have acquired more than six new IBX centers in our key markets over the last five years and recently opened four additional new IBX centers or IBX center expansions in the U.S., Tokyo, Japan and Singapore markets. We expect to open new IBXs, or expansions within existing ones, in nine of our 18 markets in 2008. These efforts, and excluding the capacity added from our recent acquisition of IXEurope, will result in almost doubling our sellable cabinet capacity since 2003.

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

Our Customers

Our customers include carriers and other bandwidth providers, Internet service providers, enterprises, content providers and system integrators. We offer each customer a choice of business partners and solutions based on their colocation, interconnection and managed IT service needs. As of December 31, 2007, we had 1,881 customers worldwide.

Typical customers in each category include the following:

Carriers/Networks	Content Providers	Enterprise
at&t	Amazon.com	Apple
British Telecom	AOL	Bank of America
Cable & Wireless	Electronic Arts	Deutsche Boerse
Comcast	Fox Interactive Media	Fidelity Investments
Level 3	Google	The Gap
NTT	MSN	Goldman Sachs
Savvis	News Corporation	IBM
SingTel	Sony	McGraw Hill
Sprint	Ticketmaster	NASA
Verizon Business	Yahoo!	News Corporation

Customers typically sign renewable contracts of one or more years in length. Our single largest customer, IBM, represented approximately 6%, 9%, and 11% of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. No other single customer accounted for more than 5% of revenues during this time.

Our Services

Our services are primarily comprised of colocation, interconnection and managed IT infrastructure services.

Colocation Services

Our IBX centers provide our customers with secure, reliable and fault-tolerant environments that are necessary for optimum Internet commerce interconnection. Our IBX centers include multiple layers of physical security, scalable cabinet space availability, on-site trained staff 24 hours per day, 365 days a year, dedicated areas for customer care and equipment staging, redundant AC/DC power systems and multiple other redundant and fault-tolerant infrastructure systems. Some specifications or services provided may differ in our Asia-Pacific and European locations in order to properly meet the local needs of customers.

Within our IBX centers, customers can place their equipment and interconnect with a choice of networks or other business partners. We also provide customized solutions for customers looking to package our IBX services as part of their complex solutions. Our colocation products and services include:

Cabinets. Our customers have several choices for colocating their networking and server equipment. They can place the equipment in one of our shared or private cages or customize their space. In Europe, customers can purchase their own private “suite” which is walled off from the rest of the data center. As a customer’s colocation requirements increase, they can expand within their original cage (or suite) or upgrade into a cage that meets their expanded requirements. Customers buy the hardware they place in our IBX centers directly from their chosen vendors. Cabinets are priced with an initial installation fee and an ongoing recurring monthly charge.

Power. Power is an element of increasing importance in customers’ colocation decisions. We offer both AC and DC power circuits at various amperages and phases customized to a customer’s individual power requirements. Power is priced with an initial installation fee and an ongoing recurring monthly charge.

IBXflex. IBXflex allows customers to deploy mission-critical operations personnel and equipment on-site at our IBX centers. Because of the close proximity to their end-users, IBXflex customers can offer a faster response and quicker troubleshooting solution than those available in traditional colocation facilities. This space can also be used as a secure disaster recovery point for customers’ business and operations personnel. This service is priced with an initial installation fee and an ongoing recurring monthly charge.

Interconnection Services

Our interconnection services enable scalable, reliable and cost-effective interconnection and traffic exchange between all Equinix customers. These interconnection services are either on a one-to-one basis with direct cross connects or one-to-many through one of our peering services. In peering, we provide an important industry leadership role by acting as the relationship broker between parties who would like to interconnect within our IBX centers. Our staff holds significant positions in the leading industry groups such as the North American Network Operators’ Group, or NANOG, and the Internet Engineering Task Force, or IETF, and brings a tremendous amount of knowledge to this area. Our staffs have published industry-recognized white papers and strategy documents in the areas of peering and interconnection, many of which are used by leading institutions worldwide in furthering the education and promotion of this important network arena. To showcase these efforts, we hold peering forums which are now widely recognized as very influential forums for the world’s top peering experts. We will continue to develop additional services in the area of traffic exchange that will allow our customers to leverage the critical mass of networks now available in our IBX centers. Our current exchange services are comprised of the following:

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

Equinix Exchange. Customers may choose to peer through and connect to our Equinix Exchange via a central switching fabric rather than purchase a direct physical cross connection. With a connection to this switch, a customer can aggregate multiple interconnects over one physical connection with up to 10 gigabits of capacity instead of purchasing individual physical cross connects. The Exchange service is offered as a bundled service that includes a cabinet, power, cross connects and port charges. The service is priced by IBX with an initial installation fee and an ongoing monthly recurring charge. Individual IBX prices increase as the number of participants on the exchange service grows. We intend to add additional sites for the Equinix Exchange service to Europe in the coming months as we try to further develop the market for interconnection and peering in that market.

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

Managed IT Infrastructure Services

With the continued growth in Internet use, networks, service providers, enterprises and content providers are challenged to deliver fast and reliable service, while lowering costs. With over 300 ISPs and carriers located in our IBX centers, we leverage the value of network choice with our set of multi-network management and other outsourced IT services.

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

Equinix Direct. Equinix Direct is a managed multi-homing service that allows customers to easily provision and manage multiple network connections over a single interface. Customers can choose branded networks on a monthly basis with no minimums or long-term commitments. This service is priced with an initial installation fee and ongoing monthly recurring charges, dependent on the bandwidth used by the customer.

Equinix Command Center. Equinix Command Center, available only in Asia-Pacific, is a suite of managed services for the management and monitoring of enterprise-level information systems and network infrastructure. The suite of services allows customers to achieve greater efficiency from their IT infrastructure while reducing the cost and complexity of administering and managing these functions internally. The services are priced with an initial installation fee and ongoing monthly recurring charges based on customer activity.

Sales and Marketing

Sales. We use a direct sales force and channel marketing program to market our services to network, content provider, enterprise, government and Internet infrastructure businesses. We organize our sales force by customer type as well as by establishing a sales presence in diverse geographic regions, which enables efficient servicing of the customer base from a network of regional offices. In addition to our worldwide headquarters located in Silicon Valley, we have established an Asia-Pacific regional headquarters in Hong Kong, and a European regional headquarters in London, U.K. Our U.S. sales offices are located in Boston; Chicago; Los Angeles; New York; Reston, Virginia and Silicon Valley. Our Asia-Pacific sales offices are located in Hong Kong, Singapore, Sydney and Tokyo. Our European sales offices are located in Frankfurt, London, Paris and Zurich.

Our sales team works closely with each customer to foster the natural network effect of our IBX model, resulting in access to a wider potential customer base via our existing customers. As a result of the IBX interconnection model, IBX center participants encourage their customers, suppliers and business partners to also locate in our IBX centers. These customers, suppliers and business partners, in turn, encourage their business partners to locate in our IBX centers resulting in additional customer growth. This network effect significantly reduces our new customer acquisition costs. In addition, large network providers or managed service providers may refer customers to Equinix as a part of their total customer solution.

Marketing. To support our sales effort and to actively promote our brand in the U.S., Asia-Pacific and Europe, we conduct comprehensive marketing programs. Our marketing strategies include an active public relations campaign and on-going customer communications programs. Our marketing efforts are focused on major business and trade publications, online media outlets, industry events and sponsored activities. Our staff holds leadership positions in key networking organizations and we participate in a variety of Internet, computer and financial industry conferences, placing our officers and employees in keynote speaking engagements at these conferences. We also regularly measure customer satisfaction levels and host key customer forums to ensure customer needs are understood and incorporated in product and service planning efforts. From a brand perspective, we build recognition through sponsoring or leading industry technical forums and participating in Internet industry standard-setting bodies. We continue to develop and host the industry’s most successful educational forums focused on peering technologies and practices for ISPs and content providers.

Our Competition

Our current and potential competition includes:

•

Internet data centers operated by established communications carriers such as at&t, COLT, Level 3, NTT, Qwest, Savvis, SingTel and Verizon Business. Unlike the major network providers, who constructed data centers primarily to help sell bandwidth, we have aggregated multiple networks in one location, providing superior diversity, pricing and performance. Telecommunications companies’ data centers generally only provide one choice of carrier and also prefer customers with high managed services needs as part of their pricing structures. Locating in our IBX centers provides access to top tier networks and allows customers to negotiate the best prices with a number of carriers resulting in better economics and redundancy. In 2003 and 2004, two major carriers who had built and operated their own data centers exited the U.S. colocation market. The disposition of these assets has been completed with various owners assuming the assets, including Savvis. Because these operators are not network neutral, we believe we have an advantage in gaining the business of those customers displaced by these carriers because access to their networks is also available in our IBX centers.

•

Network access points (NAPs) and/or network-neutral colocation providers such as Global Switch, Interxion, Switch and Data and TelecityGroup. NAPs, generally operated by carriers, are typically older facilities and lack the incentive to upgrade the infrastructure in order to scale with traffic growth. In contrast, we provide state-of-the-art, secure centers and geographic diversity with 24-hour support and a full range of network and content provider offerings along with certain other network-neutral colocation providers.

•

Vertically integrated website hosting, colocation and ISP companies such as at&t, Savvis, Verizon Business and Vericenter. Most managed service providers require that customers purchase their entire network and managed services directly from them. We are a network and service provider aggregator and allow customers the ability to contract directly with the networks and webhosting partner best for their business. By locating in one of our IBX centers, hosting companies increase our value and business proposition by bringing in more partners and customers and thus, enhancing the network effect in our IBX centers.

•

Real Estate Investment Trusts (REITs) such as Digital Realty Trust and Dupont Fabros. Some REITs have leased or begun building data centers focused on meeting the outsourced data center needs of wholesale, or very large, customer deployments. These centers primarily provide space and power without additional services. These customers are not typically suited to the Equinix model as we focus on a large number of diverse customers on a per IBX center basis thereby creating a network effect for customers and maximizing the financial returns on a per site basis.

•

Private data centers operated by companies requiring significant colocation space such as AOL, Google and MSN. Certain companies require significant colocation space to run their Internet operations. Certain of these companies, with such a large need for raw space, have opted instead to build their own private data centers in areas that are often less expensive than the network-rich metropolitan areas in which our IBX centers are located. While many of these customers maintain a presence in our IBX centers for interconnection purposes, the majority of their basic colocation needs are met by these private centers. Due to the large footprints required by these customers, they are not target customers of Equinix.

Unlike other providers whose core businesses are bandwidth or managed services, we focus on neutral interconnection hubs for networks, content providers, enterprises and government. As a result, we are free of the channel conflict common at other hosting/colocation companies. We compete based on the quality of our IBX centers, our ability to provide a one-stop solution in our U.S., Asia-Pacific and European locations, the superior performance and diversity of our network neutral strategy and the economic benefits of the aggregation of top networks and Internet businesses under one roof. Specifically, we have established relationships with a number of leading hosting companies such as IBM (our largest customer) and others. We expect to continue to benefit from several industry trends including the consolidation of supply in the colocation market, the need for contracting with multiple networks due to the uncertainty in the telecommunications market, customers’ increasing power requirements, enterprise customers’ growth in outsourcing and the continued growth of broadband.

Our Business Segment Financial Information

We currently operate in one reportable segment, but have determined that we operate in three distinct geographic regions, comprised of the U.S., Asia-Pacific and Europe. Information attributable to each of our geographic regions is set forth in Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Employees

As of December 31, 2007, we had 911 employees. We had 546 employees based in the U.S., 187 employees based in Asia-Pacific and 178 employees based in Europe. Of those employees, 412 were in engineering and operations, 140 were in sales and marketing and 359 were in management, finance and administration.

Available Information

We were incorporated in Delaware in June 1998. We are required to file reports under the Securities Exchange Act of 1934, as amended, with the Securities Exchange Commission. You may read and copy our materials on file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements and other information.

You may also obtain copies of our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and any amendments to such reports, free of charge by visiting the investor relations page on our website, www.equinix.com. These reports are available as soon as reasonably practical after we file them with the SEC. Information contained on our website is not part of this annual report on Form 10-K.

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

•

the potential inability to successfully pursue or realize some or all of the anticipated revenue opportunities associated with the IXEurope acquisition, some of which was anticipated in our purchase price;

•	the potential that our existing customer base will not choose us as their global colocation solution as expected;

•	the potential inability to maintain our historic levels of stability, uptime and quality for our customers;

•	the possible loss of IXEurope’s key employees;

•	the potential inability to achieve expected operating efficiencies in IXEurope’s operations;

•	the increased complexity and diversity of our operations after the IXEurope acquisition compared to our prior operations;

•	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•	unanticipated problems, expenses or liabilities.

If we fail to integrate IXEurope successfully and/or fail to realize the intended benefits of the IXEurope acquisition, our results of operations could be materially and adversely affected. In addition, the IXEurope acquisition resulted in a substantial goodwill asset, which will be subject to an annual impairment analysis. If this goodwill were to be impaired in the future, it could have a significant negative impact on our results of operations and financial condition.

Our substantial debt could adversely affect our cash flows and limit our flexibility to raise additional capital.

We have a significant amount of debt. As of December 31, 2007, our total indebtedness was approximately $1.1 billion and our stockholders’ equity was $814.4 million.

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

The occurrence of any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition. In addition, the performance of our stock price may trigger events that would require the write-off of a significant portion of our debt issuance costs related to our convertible debt, which may have a material adverse effect on our results of operations and financial condition.

We have incurred substantial losses in the past and may continue to incur additional losses in the future.

Although we have generated cash from operations since the quarter ended September 30, 2003, for the years ended December 31, 2007, 2006 and 2005, we incurred net losses of $5.2 million, $6.4 million and $42.6 million, respectively. Although we believe we are approaching a position of having our net losses decrease to a breakeven level or possibly producing some nominal level of net income in the foreseeable future, we are also currently investing heavily in our future growth through the build-out of several additional IBX centers and IBX center expansions. As a result, we will incur higher depreciation and other operating expenses that will negatively impact our ability to achieve and sustain profitability unless and until these new IBX centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. In addition, costs associated with the IXEurope acquisition and the integration of the two companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to achieve and sustain profitability. Although our goal is to achieve profitability, there can be no guarantee that we will become profitable, and we may continue to incur additional losses. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Our construction of additional new IBX centers could involve significant risks to our business.

In order to sustain our growth in certain of our existing and new markets, we must acquire suitable land with or without structures to build new IBX centers from the ground up, a “greenfield build.” Greenfield builds are currently underway, or being contemplated, in several key markets. A greenfield build involves substantial planning and lead-time, much longer time to completion than an IBX retrofit of an existing data center, and significantly higher costs of construction, equipment and materials, which could have a negative impact on our returns. A greenfield build also requires us to carefully select and rely on the experience of one or more general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays, increased costs to complete the project and other negative impacts to our expected returns. Site selection is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets with the necessary combination of high power capacity and fiber connectivity.

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

Our capital expenditures, together with ongoing operating expenses and obligations to service our debts, will be a substantial drain on our cash flow and may decrease our cash balances. We regularly assess the capital markets for external financing opportunities, including debt and equity. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. Our inability to obtain needed debt and/or equity financing or to generate sufficient cash from operations may require us to abandon projects or curtail capital expenditures. If we curtail capital expenditures or abandon projects, we could be materially adversely affected.

Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.

Our business depends on providing customers with highly reliable service. We must protect our customers’ IBX infrastructure and their equipment located in our IBX centers. We continue to acquire IBX centers not built by us. If we discover that these IBX centers and their infrastructure assets are not in the condition we expected when they were purchased, we may be required to incur substantial additional costs to repair or upgrade the centers. The services we provide in each of our IBX centers are subject to failure resulting from numerous factors, including:

•	human error;

•	physical or electronic security breaches;

•	fire, earthquake, flood, tornados and other natural disasters;

•	extreme temperatures;

•	water damage;

•	fiber cuts;

•	power loss;

•	terrorist acts;

•	sabotage and vandalism; and

•	the failure of business partners who provide our resale products.

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

If we incur significant financial obligations to our customers in connection with a loss of power, or our failure to meet other service level commitment obligations, our liability insurance may not be adequate. In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.

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

We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuations in our operating results may cause the market price of our common stock to decline. We expect to experience significant fluctuations in our operating results in the foreseeable future due to a variety of factors, including, but not limited to:

•	financing or other expenses related to the acquisition, purchase or construction of additional IBX centers;

•	mandatory expensing of employee stock-based compensation;

•	financing or other expenses related to the IXEurope acquisition;

•	demand for space, power and services at our IBX centers;

•

changes in general economic conditions, such as the current economic downturn, and specific market conditions in the telecommunications and Internet industries, both of which may have an impact on our customer base;

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

•

lack of available capacity in our existing IBX centers to book new revenue or delays in opening up new or acquired IBX centers that delay our ability to book new revenue in markets which have otherwise reached capacity;

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

We believe that our ability to use our pre-2003 tax net operating losses, or NOLs, in any taxable year is subject to limitations under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, as a result of the significant change in the ownership of our stock that resulted from our combination with i-STT Pte Ltd and Pihana Pacific, Inc. in 2002. We expect that a significant portion of our NOLs that accrued prior to December 31, 2002 will expire unused as a result of this limitation. In addition to the limitations on NOL carry-forward utilization described above, we believe that Section 382 of the Code will also significantly limit our ability to use the depreciation and amortization on our assets, as well as certain losses on the sale of our assets, to the extent that such depreciation, amortization and losses reflect unrealized depreciation that was inherent in such assets as of the date of the combination. These limitations will cause us to pay taxes at an earlier date and in greater amounts than would occur absent such limitations.

We are exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

Although we received an unqualified opinion regarding the effectiveness of our internal controls over financial reporting as of December 31, 2007, in the course of our ongoing evaluation of our internal controls over financial reporting we have identified certain areas which we would like to improve and are in the process of evaluating and designing enhanced processes and controls to address these areas identified during our evaluation, none of which we believe constitutes or will constitute a material change. However, we cannot be certain that our efforts will be effective or sufficient for us, or our independent registered public accounting firm, to issue unqualified reports in the future, especially as our business continues to grow and evolve.

IXEurope, since it was acquired in September 2007, was scoped out of internal control testing for 2007; however, it will be in scope for 2008. It may be difficult to design and implement effective financial controls for combined operations, and differences in existing controls of any acquired businesses, including IXEurope, may result in weaknesses that require remediation when the financial controls and reporting are combined.

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

For the years ended December 31, 2007, 2006 and 2005, we recognized 23%, 14% and 13%, respectively, of our revenues outside the U.S. As a result of the IXEurope and Virtu acquisitions, revenues outside of the U.S. will increase further in 2008.

To date, the neutrality of our IBX centers and the variety of networks available to our customers has often been a competitive advantage for us. In certain of our acquired IBX centers the limited number of carriers available reduces that advantage. As a result, we may need to adapt our key revenue-generating services and pricing to be competitive in that market.

We may experience gains and losses resulting from fluctuations in foreign currency exchange rates. To date, the majority of our revenues and costs have been denominated in U.S. dollars; however, the majority of revenues and costs in our international operations have been denominated in foreign currencies. Although we have in the past and may decide to undertake foreign exchange hedging transactions in the future to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure. Where our prices are denominated in U.S. dollars, our sales could be adversely affected by declines in foreign currencies relative to the U.S. dollar, thereby making our products and services more expensive in local currencies.

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

We have recently acquired several new IBX centers, and we may seek to acquire additional IBX centers, real estate for development of new IBX centers, or complementary businesses, such as IXEurope and Virtu, products, services or technologies. As a result of these acquisitions, we may be required to incur additional debt and expenditures and issue additional shares of our common stock to pay for the acquired businesses, products, services or technologies, which may dilute our stockholders’ ownership interest and may delay, or prevent, our profitability. These acquisitions may also expose us to risks such as:

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

Power outages, such as those that occurred in California during 2001, the Northeast in 2003, and from the tornados on the U.S. east coast in 2004, could harm our customers and our business. We attempt to limit exposure to system downtime by using backup generators and power supplies; however, we may not be able to limit our exposure entirely even with these protections in place, as was the case with the power outages we experienced in our Chicago and Washington, D.C. metro area IBX centers in 2005 and London metro area IBX centers in 2007.

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

We may be forced to take steps, and may be prevented from pursuing certain business opportunities, to ensure compliance with certain tax-related covenants agreed to by us.

We agreed to a covenant in connection with our combination with i-STT Pte Ltd and Pihana Pacific, Inc. in 2002 (which we refer to as the FIRPTA covenant) that we would use all commercially reasonable efforts to ensure that at all times from and after the closing of the combination none of our capital stock issued to STT Communications would constitute “United States real property interests” within the meaning of Section 897(c) of the Code. Under Section 897(c) of the Code, our capital stock issued to STT Communications would generally constitute “United States real property interests” at such point in time that the fair market value of the “United States real property interests” owned by us equals or exceeds 50% of the sum of the aggregate fair market values of (a) our “United States real property interests,” (b) our interests in real property located outside the United States and (c) any other assets held by us which are used or held for use in our trade or business. Currently, the fair market value of our “United States real property interests” is significantly below the 50% threshold. However, in order to ensure compliance with the FIRPTA covenant, we may be limited with respect to the business opportunities we may pursue, particularly if the business opportunities would increase the amounts of “United States real property interests” owned by us or decrease the amount of other assets owned by us. In addition, we may take proactive steps to avoid our capital stock being deemed a “United States real property interest,” including, but not limited to, (a) a sale-leaseback transaction with respect to some or all of our real property interests, or (b) the formation of a holding company organized under the laws of the Republic of Singapore which would issue shares of its capital stock in exchange for all of our outstanding stock (which would require the submission of that transaction to our stockholders for their approval and the consummation of that exchange). We will take these actions only if such actions are commercially reasonable for our stockholders and us. We have entered into an agreement with STT Communications and its affiliate pursuant to which we will no longer be bound by the FIRPTA covenant as of September 30, 2009. If we were to breach this covenant, we may be liable for damages to STT Communications.

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

A small number of our stockholders has voting control over a substantial portion of our stock and has influence over matters requiring stockholder consent.

Several of our stockholders each hold voting control over greater than 10% of our outstanding common stock. In addition, these stockholders are not prohibited from buying shares of our stock in public or private transactions. As a result, each of these stockholders is able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could prevent or delay a third party from acquiring or merging with us.

Our non-U.S. customers include numerous related parties of STT Communications.

We continue to have contractual and other business relationships and may engage in material transactions with affiliates of STT Communications, a greater than 10% stockholder. Circumstances may arise in which the interests of STT Communications’ affiliates may conflict with the interests of our other stockholders. In addition, entities affiliated with STT Communications make investments in various companies. They have invested in the past, and may invest in the future, in entities that compete with us. In the context of negotiating commercial arrangements with affiliates, conflicts of interest have arisen in the past and may arise, in this or other contexts, in the future. We cannot assure you that any conflicts of interest will be resolved in our favor.

Environmental regulations may impose upon us new or unexpected costs.

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

In addition, we are subject to environmental, health and safety laws regulating air emissions, storm water management and other issues arising in our business. While these obligations do not normally impose material costs upon our operations, unexpected events, equipment malfunctions and human error, among other factors, can lead to violations of environmental laws, regulations or permits. Noncompliance with existing, or adoption of more stringent, environmental or health and safety laws and regulations or the discovery of previously unknown contamination could require us to incur costs or become the basis of new or increased liabilities that could be material.

Fossil fuel combustion creates greenhouse gas emissions that are linked to global climate change. Regulations to limit greenhouse gas emissions are coming into force in the European Union in an effort to prevent or reduce climate change. In the United States, federal proposals are under consideration that would implement some form of regulation or taxation to mitigate greenhouse gas emissions. Several states within the United States have adopted laws intended to limit fossil fuel consumption and/or encourage renewable energy development for the same purpose. The proposals include a tax on carbon, a carbon “cap-and-trade” market, and/or other restrictions on carbon and greenhouse gas emissions. California’s recently enacted Global Warming Solutions Act of 2006 established a statewide greenhouse gas emissions cap and will require mandatory emissions reporting. We do not anticipate to be directly regulated by each of the potential or developing climate change-related laws, but such legislation is likely to increase the costs of electricity or fossil fuels, and these cost increases could materially increase our costs of operation or limit the availability of electricity or emergency generator fuels. If laws reducing greenhouse gas emissions are passed, we may be required to modify our emergency power sources systems, buildings or other infrastructure in order to comply, the cost of which could be substantial.

To the extent any of these environmental regulations impose new or unexpected costs, our business, results of operations or financial conditions may be adversely affected.

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

While no single customer accounted for 10% of our revenues for the year ended December 31, 2007 or the year ended December 31, 2006, excluding the impact of the IXEurope acquisition, our top 10 customers accounted for 23% and 25%, respectively, of our revenues during these periods. As of December 31, 2007, we had 1,881 customers. Notwithstanding our acquisition of IXEurope and the integration of its customer base with ours, we expect that a small percentage of our customers will continue to account for a significant portion of our revenues for the foreseeable future. We cannot guarantee that we will retain these customers or that they will maintain their commitments in our IBX centers at current levels. For example, although the term of our contract with IBM, our single largest customer, runs through 2011, IBM currently has the right to reduce its commitment to us pursuant to the terms and requirements of its customer agreement. If we lose any of these key customers, or if any of them decide to reduce the level of their commitment to us, our business, financial condition and results of operations could be adversely affected.

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

We are exposed to fluctuations in the market values of our portfolio investments and in interest rates; impairment of our investments could harm our results of operations.

We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses as a separate component of accumulated other comprehensive income or loss. Our portfolio includes fixed income securities, the values of which are subject to market price volatility. If the market price declines, we may recognize in our statements of operations the decline in fair value of our investments below the cost basis when the decline is judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of our portfolio and interest rates, refer to our discussion of “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of this Annual Report on Form 10-K.

If the market price of our stock continues to be highly volatile, the value of an investment in our common stock may decline.

Since January 1, 2007, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $69.29 to $116.66 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. Actual sales, or the market’s perception with respect to possible sales, of a substantial number of shares of our common stock within a narrow period of time could cause our stock price to fall. Announcements by others or us may also have a significant impact on the market price of our common stock. These announcements may include:

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

On June 29, 2006 and September 18, 2006, shareholder derivative actions were filed in the Superior Court of the State of California, County of San Mateo, naming Equinix as a nominal defendant and several of Equinix’s current and former officers and directors as individual defendants. These actions were consolidated, and the consolidated complaint was filed in January 2007. In March 2007, the state court stayed this action in deference to a federal shareholder derivative action filed in the United States District Court for the Northern District of California in October 2006. The federal action named Equinix as a nominal defendant and several current and former officers and directors as individual defendants. This complaint alleged that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of purported backdating of stock options, insider trading and the dissemination of false statements. On April 12, 2007, the federal action was voluntarily dismissed without prejudice pursuant to a joint stipulation entered as an order by the court. On May 3, 2007, the state court lifted the stay on proceedings in the state court action and set a briefing schedule permitting us to file a motion to dismiss on the grounds that plaintiffs lack standing to sue on our behalf. We filed our motion to dismiss on June 4, 2007 and appeared for a hearing on the motion on August 6, 2007. The state court granted our motion to dismiss and granted plaintiffs leave to amend their consolidated complaint. On October 1, 2007, plaintiffs filed an amended consolidated complaint. The amended consolidated complaint alleged that the individual defendants breached their fiduciary duties and violated California securities law as a result of purported backdating of stock option grants, insider trading and the preparation and approval of inaccurate financial results. Plaintiffs sought to recover, on behalf of Equinix, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, restitution and fees and costs. We filed a motion to dismiss the amended consolidated complaint on October 31, 2007 and appeared for a hearing on the motion on February 4, 2008. At the hearing, the state court issued and adopted a tentative ruling granting our motion to dismiss and granting plaintiffs leave to file a second amended consolidated complaint. Plaintiffs have not yet filed their second amended consolidated complaint. In addition to the pending state court derivative action, we may be subject to additional derivative or other lawsuits that may be presented on an individual or class basis alleging claims based on our stock option granting practices. Responding to, investigating and/or defending against these complaints will present a substantial cost to us in both cash and the attention of certain management. Any adverse outcome in litigation could seriously harm our business and results of operations.

Risks Related to Our Industry

If the use of the Internet does not continue to grow, our revenues may not grow.

Acceptance and use of the Internet may not continue to develop at historical rates. Demand for Internet services and products are subject to a high level of uncertainty and are subject to significant pricing pressure. As a result, we cannot be certain that a viable market for our IBX centers will materialize. If the market for our IBX centers grows more slowly than we currently anticipate, our revenues may not grow and our operating results could suffer.

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

Our executive offices are located in Foster City, California, and we also have sales offices in several cities throughout the United States. Our Asia-Pacific headquarters office is located in Hong Kong and we also have office space in Singapore; Tokyo, Japan; and Sydney, Australia, which is operated out of our Australia IBX center. Our European headquarters office is located in London, U.K. and our regional sales offices in Europe are based in our IBX centers in Europe. We have entered into leases for or own IBX centers in Ashburn, Virginia; Chicago, Illinois; Dallas, Texas; Los Angeles, San Jose, Santa Clara and Sunnyvale, California; Newark and

Secaucus, New Jersey; Hong Kong; Singapore; Sydney, Australia; Tokyo, Japan; London, U.K.; Paris, France; Frankfurt, Munich and Dusseldorf, Germany; Zurich and Geneva, Switzerland and Enschede, Zwolle and Amsterdam, Netherlands. We own campuses in Ashburn, Virginia and Frankfurt, Germany that house some of our IBX centers mentioned in the preceding sentence.

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

Prior to the Second Circuit’s decision, a majority of issuers, including Equinix, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On June 25, 2007, the Court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the six focus cases. The amended complaints against the focus case issuers include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases. On December 21, 2007, the issuers and the underwriters filed papers opposing plaintiffs’ class certification motion, and plaintiffs filed an opposition to defendants’ motions to dismiss. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate, nor can we predict the amount of any such settlement.

While we are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows, we have insurance coverage that we believe is sufficient to cover any reasonably possible liability resulting from this litigation. We and our officers and directors intend to continue to defend the actions vigorously.

On June 29, 2006 and September 18, 2006, shareholder derivative actions were filed in the Superior Court of the State of California, County of San Mateo, naming Equinix as a nominal defendant and several of Equinix’s current and former officers and directors as individual defendants. These actions were consolidated, and the consolidated complaint was filed in January 2007. In March 2007, the state court stayed this action in deference to a federal shareholder derivative action filed in the United States District Court for the Northern District of California in October 2006. The federal action named Equinix as a nominal defendant and several current and former officers and directors as individual defendants. This complaint alleged that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of purported backdating of stock options, insider trading and the dissemination of false statements. On April 12, 2007, the federal action was voluntarily dismissed without prejudice pursuant to a joint stipulation entered as an order by the court. On May 3, 2007, the state court lifted the stay on proceedings in the state court action and set a briefing schedule permitting us to file a motion to dismiss on the grounds that plaintiffs lack standing to sue on our behalf. We filed our motion to dismiss on June 4, 2007 and appeared for a hearing on the motion on August 6, 2007. The state court granted our motion to dismiss and granted plaintiffs leave to amend their consolidated complaint. On October 1, 2007, plaintiffs filed an amended consolidated complaint. The amended consolidated complaint alleged that the individual defendants breached their fiduciary duties and violated California securities law as a result of purported backdating of stock option grants, insider trading and the preparation and approval of inaccurate financial results. Plaintiffs sought to recover, on behalf of Equinix, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, restitution and fees and costs. We filed a motion to dismiss the amended consolidated complaint on October 31, 2007 and appeared for a hearing on the motion on February 4, 2008. At the hearing, the state court issued and adopted a tentative ruling granting our motion to dismiss and granting plaintiffs leave to file a second amended consolidated complaint. Plaintiffs have not yet filed their second amended consolidated complaint. In addition to the pending state court derivative action, we may be subject to additional derivative or other lawsuits that may be presented on an individual or class basis alleging claims based on our stock option granting practices.

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

None during the fourth quarter of the fiscal year ended December 31, 2007.

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

	Low	High
Fiscal 2007:
Fourth Fiscal Quarter	$90.91	$116.66
Third Fiscal Quarter	81.91	96.99
Second Fiscal Quarter	78.21	91.47
First Fiscal Quarter	75.38	90.00

Fiscal 2006:
Fourth Fiscal Quarter	$58.91	$82.51
Third Fiscal Quarter	46.37	63.21
Second Fiscal Quarter	47.70	65.90
First Fiscal Quarter	41.43	64.22

As of January 31, 2008, we had issued 36,646,255 shares of our common stock held by approximately 253 registered holders.

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain our earnings, if any, for future growth. Future dividends on our common stock, if any, will be at the discretion of our Board of Directors and will depend on, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors that our Board of Directors may deem relevant. Our ability to pay cash dividends is limited under our line of credit with Silicon Valley Bank, such that, without the prior written consent of Silicon Valley Bank, the aggregate amount of any cash dividends may not exceed 25% of our assets.

During the year ended December 31, 2007, we did not issue or sell any unregistered securities.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on Equinix’s common stock between December 31, 2002 and December 31, 2007 with the cumulative total return of (i) The NASDAQ Composite Index and (ii) The NASDAQ Telecommunications Index. This graph assumes the investment of $100.00 on December 31, 2002 in Equinix’s common stock, in The NASDAQ Composite Index, and in The NASDAQ Telecommunications Index, and assumes the reinvestment of dividends, if any.

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

The following consolidated statement of operations data for the five years ended December 31, 2007 and the consolidated balance sheet data as of December 31, 2007, 2006, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements and the related notes to the financial statements. Our historical results are not necessarily indicative of the results to be expected for future periods. The following selected consolidated financial data for the three years ended December 31, 2007 and as of December 31, 2007 and 2006, should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$419,442	$286,915	$221,057	$163,671	$117,942

Costs and operating expenses:
Cost of revenues	263,745	188,379	158,354	136,950	128,121
Sales and marketing	40,719	32,619	20,552	18,604	19,483
General and administrative	105,794	72,123	45,110	32,494	34,293
Restructuring charges	407	1,527	33,814	17,685	—
Gains on asset sales	(1,338)	(9,647)	—	—	—

Total costs and operating expenses	409,327	285,001	257,830	205,733	181,897

Income (loss) from operations	10,115	1,914	(36,773)	(42,062)	(63,955)
Interest income	15,406	6,627	3,584	1,291	296
Interest expense	(27,334)	(14,630)	(8,905)	(11,572)	(20,657)
Other income (expense)	3,047	(245)	25	76	145
Loss on debt extinguishment and conversion	(5,949)	—	—	(16,211)	—
Income taxes	(473)	(439)	(543)	(153)	—
Cumulative effect of a change in accounting principle	—	376	—	—	—

Net loss	$(5,188)	$(6,397)	$(42,612)	$(68,631)	$(84,171)

Net loss per share:
Basic and diluted	$(0.16)	$(0.22)	$(1.78)	$(3.87)	$(8.76)

Weighted average shares	32,136	28,551	23,956	17,719	9,604

	As of December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term and long-term investments	$383,900	$156,481	$188,855	$108,092	$72,971
Accounts receivable, net	60,089	26,864	17,237	11,919	10,178
Property and equipment, net	1,162,720	546,395	438,790	343,361	343,554
Total assets	2,181,868	771,832	680,997	501,798	464,532
Capital lease and other financing obligations, excluding current portion	93,604	92,722	94,653	34,529	723
Mortgage and loans payable, excluding current portion	313,915	96,746	58,841	—	—
Credit facility, excluding current portion	—	—	—	—	22,281
Senior notes	—	—	—	—	29,220
Convertible debt	678,236	86,250	86,250	122,074	31,683
Total stockholders’ equity	814,432	355,028	288,673	273,706	320,077
Other Financial Data:
Net cash provided by (used in) operating activities	120,020	75,412	67,595	36,912	(17,266)
Net cash used in investing activities	(1,054,725)	(158,470)	(108,722)	(56,865)	(49,179)
Net cash provided by financing activities	1,145,013	46,107	134,611	19,239	52,288

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Equinix provides network neutral colocation, interconnection and managed services to enterprises, content companies, systems integrators and the world’s largest network providers. On September 14, 2007, we completed the acquisition of IXEurope Plc, or IXEurope, headquartered in London, U.K., whereby IXEurope became our wholly-owned subsidiary. We refer to this transaction as the IXEurope acquisition. IXEurope, a similar business to ours, operated network neutral data centers in the United Kingdom, France, Germany and Switzerland and provided us with an immediate entry into the European data center market, supplementing our existing U.S. and Asia-Pacific operations. As of December 31, 2007, we operate IBX centers in the Chicago, Dallas, Los Angeles, New York, Silicon Valley and Washington, D.C. metro areas in the United States, Hong Kong, Singapore, Australia and Japan in the Asia-Pacific region, and the United Kingdom, France, Germany and Switzerland in the Europe region. In February 2008, we completed the acquisition of Virtu Secure Webservices B.V. based in the Netherlands (see “Recent Developments” below).

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

Historically, our market has been served by large telecommunications carriers who have bundled their telecommunications products and services with their colocation offerings. A number of these telecommunications carriers have eliminated or reduced their colocation footprint to focus on their core businesses. In 2003, as an example, one major telecommunications company, Sprint, announced its plans to exit the colocation and hosting market in order to focus on its core service offerings, while another telecommunications company, Cable & Wireless Plc, sold its U.S. assets to another telecommunications company, Savvis Communications Corp, in a bankruptcy auction. In 2005 and 2006, other providers, such as Abovenet and Verio, have selectively sold off certain of their colocation centers. Each of these colocation providers own and operate a network. We do not own or operate a network, yet have greater than 300 networks operating out of our IBX centers. As a result, we are able to offer our customers a substantial choice of networks given our network neutrality thereby allowing our customers to choose from numerous network service providers. We believe this is a distinct and sustainable competitive advantage, especially when the telecommunications industry is experiencing many business challenges and changes as evidenced by the numerous bankruptcies and consolidations within this industry during the past several years. Furthermore, this industry consolidation has constrained the supply of suitable data center space and has created a favorable pricing environment for us.

On a consolidated basis, our customer count increased to 1,881 as of December 31, 2007 versus 1,290 as of December 31, 2006, an increase of 46%. This significant increase was primarily due to the IXEurope acquisition in September 2007. Our utilization rate represents the percentage of our cabinet space billing versus total cabinet space available. Excluding the impact of the IXEurope acquisition, our utilization rate was 58% as of December 31, 2007 and 56% as of December 31, 2006; however, excluding the impact of our recent IBX center openings in the Chicago, New York, Singapore, Tokyo and Washington, D.C. metro areas, our utilization rate would have been 64% as of December 31, 2007. Our utilization rate varies from market to market among our IBX centers in our markets across the U.S., Asia-Pacific and Europe. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of draw our customers take from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX centers to support power and cooling needs twice that of previous IBX centers. We could face power limitations in our centers even though we may have additional physical capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows. As a result of these power limitations in our IBX centers that were opened before 2007, the maximum utilization rate that we expect to achieve for most IBX centers until we consider an IBX center full or sold-out is approximately 75-80% depending on the building configurations. Due to these power limitations, commencing with the first quarter of 2007, we began to track the utilization of our centers on a net sellable cabinet capacity basis. Therefore, our utilization rate as of December 31, 2007 on a net sellable cabinet capacity basis, excluding the impact of the IXEurope acquisition, was 73% versus the 58% noted above under our previous utilization rate methodology, which does not factor in these power limitations.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service offerings, such as our 2005 expansions in the Chicago, Los Angeles and Silicon Valley metro area markets, our 2006 expansions in the Chicago, New York, Tokyo, Japan, and Washington, D.C. metro area markets, which opened in 2007, and our 2007 Los Angeles and San Jose property acquisitions and expansions in the Los Angeles, Silicon Valley, Singapore and Washington, D.C. metro area markets, as well as the IXEurope acquisition. However, we will continue to be very selective with any similar opportunities. As was the case with these recent expansions in our existing markets in the Chicago, Los Angeles, Silicon Valley, Singapore, Tokyo and Washington, D.C. metro area markets or our expansion in new markets, such as Europe with the IXEurope acquisition, our expansion criteria will be dependent on demand from new and existing customers, quality of the design, power capacity, access to networks, capacity availability in current market location, amount of incremental investment required by us in the targeted property, lead-time to break-even and in-place customers. Like our recent expansions, the right combination of these factors may be attractive to us. Dependent on the particular deal, these acquisitions may require upfront cash payments and additional capital expenditures or may be funded through long-term financing arrangements in order to bring these properties up to Equinix standards. Property expansion may be in the form of a purchase of real property, long-term leasing arrangements or acquisitions. Future purchases, construction or acquisitions may be completed by us or with partners or potential customers to minimize the outlay of cash, which can be significant.

Our business is based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure services. We consider these services recurring as our customers are billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues are a significant component of our total revenues, comprising greater than 90% of our total revenues. Over the past few years, greater than half of our then existing customers order new services in any given quarter representing greater than half of the new orders received in each quarter.

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

The largest cost components of our cost of revenues are depreciation, rental payments related to our leased IBX centers, utility costs, including electricity and bandwidth, IBX employees’ salaries and benefits, including stock-based compensation, supplies and equipment and security services. A substantial majority of our cost of revenues is fixed in nature and should not vary significantly from period to period, unless we add or open new IBX centers. However, there are certain costs, which are considered more variable in nature, including utilities and supplies that are directly related to growth in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will increase in the future on a per unit or fixed basis in addition to on a customer growth or variable basis. In addition, the cost of electricity is generally higher in the summer months as compared to other times of the year.

Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, including stock-based compensation, sales commissions, marketing programs, public relations, promotional materials and travel.

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, accounting, legal and other professional service fees, and other general corporate expenses such as our corporate headquarters office lease and some depreciation expense.

Recent Developments

In January 2007, we entered into a conditional purchase agreement to purchase the building and property where our original Silicon Valley IBX center is located for $65.2 million, including closing costs, which was paid in full in a cash transaction during July 2007 following an initial $6.5 million cash deposit paid in January 2007. Furthermore, in August 2007, we purchased an adjacent piece of land for $6.3 million, including closing costs, for potential future expansion. We refer to these transactions as the Silicon Valley property acquisition.

In February 2007, one of our wholly-owned subsidiaries obtained a loan of up to $110.0 million to finance up to 60% of the development and construction costs of our Chicago metro area IBX expansion project. We refer to this transaction as the Chicago IBX financing. We periodically receive advances of funds in conjunction with costs incurred for the construction of our Chicago metro area IBX expansion project, which we refer to as our loan payable. As of December 31, 2007, we had received advances totaling $105.6 million. As a result, up to $4.4 million remained available for borrowing from the Chicago IBX financing and is expected to be borrowed during the first quarter of 2008. The loan payable has a maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. The loan payable bears interest at a floating rate (one, three or six month LIBOR plus 2.75%) with interest payable monthly, which commenced March 1, 2007. In February 2008, we received additional advances totaling $1.7 million, bringing the cumulative loan payable to date to $107.3 million with an approximate interest rate of 6.08% per annum.

In March and July 2007, we entered into long-term leases for new space in the same building in which our existing Singapore IBX center is located. Minimum payments under these leases, which qualify as operating leases, totaled 5.0 million Singapore dollars (approximately $3.5 million as translated using effective exchange rates at December 31, 2007) in cumulative lease payments with monthly payments commencing in the third quarter of 2007. We are building out this new space in multiple phases and plan to invest approximately $16.2 million in total, of which approximately $15.5 million was incurred as of December 31, 2007. We refer to this project as the Singapore IBX expansion project. The first phase of the Singapore IBX expansion project was opened for customers in the third quarter of 2007; the second and third phases of this project are expected to open during the first quarter and fourth quarter, respectively, of 2008.

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

In March 2007, we announced our intention to build out a new IBX center within the Ashburn campus, which will be the fifth IBX center in the Washington, D.C. metro area, in order to further expand our existing Washington, D.C metro area IBX center. We refer to this project as the Washington, D.C. metro area IBX expansion project. We plan to spend approximately $78.0 million for the Washington, D.C. metro area IBX expansion project, of which approximately $20.0 million was incurred as of December 31, 2007. We expect to open this IBX center for customers during the second quarter of 2008.

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

In June 2007, we purchased a new property, comprised of land and an empty building, located in El Segundo, California, for $49.1 million, including closing costs, which we paid in full in a cash transaction during June 2007. We refer to this project as the Los Angeles metro area IBX expansion project. We plan to spend approximately $110.0 million for the Los Angeles metro area IBX expansion project, of which $8.2 million was incurred as of December 31, 2007. We expect to open this IBX center for customers during the fourth quarter of 2008.

In June 2007, we announced our plan to invest approximately $41.0 million on one of our existing IBX centers in the Silicon Valley metro area, of which approximately $25.3 million was incurred as of December 31, 2007. We refer to this project as the Silicon Valley metro area IBX expansion project. We expect to open this IBX center for customers during the second quarter of 2008.

In July 2007, Christopher Paisley was elected to our board of directors and our audit committee. Mr. Paisley serves as the audit committee’s chair and as its financial expert.

In August 2007, our two wholly-owned subsidiaries, located in Singapore and Tokyo, Japan, entered into an approximately $40.0 million multi-currency credit facility agreement. We refer to this transaction as the Asia- Pacific financing. The Asia-Pacific financing has a four-year term that allows these two subsidiaries to borrow up to 23.0 million Singapore dollars and 2.9 billion Japanese yen, respectively, during the first 12-month period with repayment to occur over the remaining three years in 12 equal quarterly installments. Amounts undrawn at the end of the first 12-month period shall be cancelled. The Asia-Pacific financing has a commitment fee of 0.3% on unutilized amounts during the 12-month draw period and bears interest at a floating rate (the relevant three-month local cost of funds for Singapore and Japan), as applicable, plus 1.85%-2.50% depending on the ratio of our senior indebtedness to our earnings before interest, taxes, depreciation and amortization, or EBITDA, with interest payable quarterly. The Asia-Pacific financing may be used by these two subsidiaries to fund capital expenditures on leasehold improvements, equipment, and other installation costs related to expansion plans in Singapore and Tokyo. The Asia-Pacific financing is guaranteed by the parent company, is secured by the assets of these two subsidiaries, including a pledge of their shares, and has several financial covenants, with which we must comply quarterly. As of December 31, 2007, we had borrowed 18.3 million Singapore dollars at an initial interest rate per annum of 4.66% and 1.5 billion Japanese yen at an initial interest rate per annum of 2.69%. Collectively the amounts borrowed equal to approximately $25.9 million leaving approximately $14.1 million remaining to borrow under the Asia-Pacific financing. In January 2008, the Asia-Pacific financing was amended to allow our subsidiary in Australia to borrow up to 32.0 million Australian dollars under the same general terms described above. This amendment increased the Asia-Pacific financing to approximately $68.0 million.

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

In September 2007, we closed an offering of 4.2 million shares of our common stock at $84.05 per share (the last reported sale price of our common stock on September 20, 2007). We refer to this transaction as the common stock offering. We received total proceeds of $339.9 million, net of the underwriting discount and other offering expenses. In September 2007, we issued $396.0 million in aggregate principal amount of 3.00% convertible subordinated notes due 2014. The initial conversion rate is 7.436 shares of common stock per $1,000 principal amount of convertible subordinated notes, subject to adjustment. This represents an initial conversion price of approximately $134.48 per share of common stock or 2.9 million shares of our common stock. We refer to this transaction as the 3.00% convertible subordinated notes offering.

In October 2007, we amended certain provisions of the $75.0 million Silicon Valley Bank revolving credit line which primarily related to the modification of certain financial covenants as a result of the 3.00% convertible subordinated notes offering.

In October 2007, we entered into a long-term lease for new space in the same building in which our Paris Saint Denis IBX center is located in order to further expand our IBX operations in this location. Minimum payments under this lease, which qualifies as an operating lease, total 5.5 million Euros (approximately $8.0 million as translated using effective exchange rates at December 31, 2007) in cumulative lease payments with monthly payments commencing in the first quarter of 2008. We intend to invest approximately $17.0 million to build out this new IBX center, of which approximately $1.6 million was incurred as of December 31, 2007. We intend to open this IBX center for customer availability during the second quarter of 2008.

In November 2007, we entered into a long-term lease for new space in the same building in which our existing Hong Kong IBX center is located. Minimum payments under this lease, which qualifies as an operating lease, totaled 81.0 million Hong Kong dollars (approximately $10.4 million as translated using effective exchange rates at December 31, 2007) in cumulative lease payments with monthly payments, which commenced in the fourth quarter of 2007. We intend to invest approximately $17.0 million commencing in the first quarter of 2008. We intend to open this IBX center for customer availability during the third quarter of 2008.

In December 2007, we sold our Equinix mail service offering, which is referred to as EMS, located in Singapore for cash gross proceeds of $1.7 million in a related party transaction. We refer to this transaction as the EMS sale. EMS was a service offering unique to Singapore and was acquired by us in our acquisition of i-STT Pte Ltd on December 31, 2002; however, it was not considered a core service offering for us. EMS was not an asset held for sale prior to this. The EMS sale enables us to focus on our core IBX service offerings in Singapore. We accounted for the EMS sale under the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which resulted in a gain of $1.3 million.

In January 2008, we entered into a long-term lease for a new building located on the same campus as our existing Sydney IBX center and at the same time terminated the existing lease for our original Sydney IBX center by incorporating it into the new lease and extended the original lease term for an additional seven years in a single, lease agreement for both buildings. Minimum payments under this lease, incremental to the previous lease, totaled 12.2 million Australian dollars (approximately $10.7 million as translated using effective exchange rates at December 31, 2007) in cumulative lease payments with monthly payments that commenced in January 2008. We intend to invest approximately $29.5 million commencing in the first quarter of 2008 to build out this new IBX center. We intend to open this IBX center for customer availability during the fourth quarter of 2008.

In January and February 2008, we received additional advances related to the European financing, acquired in connection with the IXEurope acquisition, totaling 7.7 million British pounds or approximately $15.2 million, bringing the cumulative loan payable to date to 49.7 million British pounds or approximately $98.8 million with an approximate blended interest rate of 7.39% per annum. As a result, the amount available to borrow from the European financing totals 32.3 million British pounds or approximately $64.2 million.

In February 2008, we acquired Virtu Secure Webservices B.V., which is referred to as Virtu, a provider of network-neutral data center services in the Netherlands, for a cash payment of 15.0 million Euros or $22.9 million, excluding closing costs. We refer to this transaction as the Virtu acquisition. Under the terms of the Virtu acquisition, we may also pay some additional future contingent consideration, which will be payable in the form of up to 20,000 shares of our common stock and cash of up to 1.5 million euros, contingent upon meeting certain pre-determined future annual operating targets for 2008 to 2011. Virtu, a similar business to ours, operates data centers in the Netherlands, supplementing our existing European operations recently acquired as a result of the IXEurope acquisition. The combined company will operate under the Equinix name and the current Virtu management team will join our existing European management team in running our operations in the Netherlands. The Virtu acquisition will be accounted for using the purchase method of accounting in accordance with SFAS 141. We plan to incur additional capital expenditures of approximately $26.0 million to complete the build-out of the IBX center in Amsterdam currently under construction by Virtu.

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

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Accounting for business combinations;

•	Accounting for stock-based compensation;

•	Accounting for restructuring charges; and

•	Accounting for income taxes.

Accounting for Business Combinations. We account for business combinations in accordance with SFAS No. 141, “Business Combinations”, such as the IXEurope acquisition in September 2007. In accordance with business combination accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Such allocations require management to make significant estimates and assumptions, especially with respect to intangible assets.

Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the tangible and intangible assets include but are not limited to: appraised values of property and equipment, future expected cash flows from customer contracts; the fair value of leases acquired, the acquired company’s brand and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio, if any; and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

For a given acquisition, we may identify certain pre-acquisition contingencies. If, during the purchase price allocation period, we are able to determine the fair value of a pre-acquisition contingency, we will include that amount in the purchase price allocation. If, as of the end of the purchase price allocation period, we are unable to determine the fair value of a pre-acquisition contingency, we will evaluate whether to include an amount in the purchase price allocation based on whether it is probable a liability had been incurred and whether an amount can be reasonably estimated. With the exception of unresolved tax matters, after the end of the purchase price allocation period, any adjustment to amounts recorded for a pre-acquisition contingency will be included in our operating results in the period in which the adjustment is determined.

We note that accounting for business combinations will be impacted by SFAS No. 157, “Fair Value Measurements”, which we are adopting in 2008 (with certain elements deferred until 2009 as provided in FSP FAS 157-2), and SFAS No. 141(R), “Business Combinations”, which replaces SFAS No. 141, beginning in 2009. We will apply these new accounting pronouncements accordingly for all future business combinations as appropriate.

Accounting for Stock-Based Compensation. We account for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment,” and related pronouncements (“SFAS 123(R)”). We recorded stock-based compensation expense of $42.7 million and $30.8 million, respectively, during the years ended December 31, 2007 and 2006. The fair value of stock options and employee stock purchase plan shares was valued using the Black-Scholes option-pricing model while the fair value of our restricted stock grants with a market price condition was valued using a Monte Carlo simulation option-pricing model. The determination of the fair value of equity awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and highly subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors or expected term, risk-free interest rate and expected dividends.

We record stock-based compensation expense on stock awards expected to vest during the period net of estimated forfeitures. The estimated forfeitures on unvested stock awards are assessed based on our historical forfeiture activity and our expectations about future employee turnover, and these rates are subject to revision in subsequent periods if actual forfeitures differ from those estimates. Higher forfeitures will result in lower stock-based compensation expense while lower forfeiture rates will result in higher stock-based compensation expense.

We estimate the expected volatility by using the average historical volatility of our common stock that we believe is the best representative of the future volatility. The expected term of options used is calculated by taking the average of the vesting term and the contractual term of the option, as illustrated in Staff Accounting Bulletin No. 107 (“SAB 107”). In 2008, we will apply the provisions of Staff Accounting Bulletin No. 110 (“SAB 110”) in connection with the method of expected term calculation. The risk-free interest rate used is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on our equity awards. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, the expected dividend rate used is zero.

During the year ended December 31, 2007, stock options granted to employees had a total fair value of $42.6 million compared to $39.2 million during the year ended December 31, 2006. Changes in assumptions (as well as different option-pricing models used for estimating the fair value of stock awards) can significantly affect our future period expense. Based on our analysis, the table below presents the possible impact of increases or decreases of individual variables (representing increases and decreases of 10%, 20%, 30% and 40%) in the assumptions to the fair value of employee stock options granted during the year ended December 31, 2007 (dollars in thousands):

Expected volatility			Risk-free interest rate				Expected life
Weighted average rate	Increase/ (decrease) in fair value (%)	(1) Increase/ (decrease) in total expense	Weighted average rate		Increase/ (decrease) in fair value (%)	(1) Increase/ (decrease) in total expense	Weighted average life		Increase/ (decrease) in fair value (%)	(1) Increase/ (decrease) in total expense
88%	25.27%	$10,765	6.35%		3.62%	$1,540	6.38		15.30%	$6,517
81%	19.45%	8,287	5.90%		2.72%	1,158	5.93		11.86%	5,052
75%	13.29%	5,663	5.44%		1.82%	774	5.47		8.18%	3,485
69%	6.80%	2,898	4.99%		0.91%	388	5.02		4.24%	1,806
63%(2)			4.54	%(2)			4.56	(2)
56%	(7.10)%	(3,024)	4.08%		(0.92)%	(390)	4.10		(4.58)%	(1,950)
50%	(14.46)%	(6,161)	3.63%		(1.84)%	(782)	3.65		(9.55)%	(4,066)
44%	(22.06)%	(9,397)	3.18%		(2.76)%	(1,176)	3.19		(14.97)%	(6,376)
38%	(29.85)%	(12,713)	2.72%		(3.69)%	(1,571)	2.74		(20.94)%	(8,919)

(1)

Increase/decrease in total expense over the entire vesting period of the individual equity awards is calculated based on percentage increase/decrease in fair value to the total fair value of $42.6 million of our employee stock options granted during the year ended December 31, 2007, of which $7.0 million, net of estimated forfeitures, was amortized during the year then ended.

(2)	Variables used in calculating the fair value of our employee stock options granted for the year ended December 31, 2007.

The table above shows that changes in expected volatility present the most significant impact to the increases and decreases in stock-based compensation expense compared to changes in other variables. Assuming other variables remained unchanged, had the expected volatility increased by 40%, our stock-based compensation expense recognized, net of estimated forfeitures, for the year ended December 31, 2007 would have been approximately $1.8 million higher than the reported stock-based compensation expense (the above table demonstrates potential changes to the total value of equity awards, which is generally amortized over four years). Had the expected volatility decreased by 40%, our stock-based compensation expense recognized, net of estimated forfeitures, for the year ended December 31, 2007 would have been approximately $2.2 million lower than the reported stock-based compensation expense. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.

The guidance in SFAS 123(R), SAB 107 and SAB 110 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

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

SFAS No. 146 requires us to assume sublease income for these leases and two of these leases extend through 2015. Furthermore, one of these leases currently continues to be unoccupied as it remains a difficult property to market. Therefore, significant and inherently uncertain sublease assumptions were required at the time we recorded these restructuring charges. If we are unable to generate sublease income in the same amount that was projected at the time we recorded the initial restructuring charges, we will need to revise these restructuring charges accordingly. For example, during the years ended December 31, 2007 and 2006, we recorded additional restructuring charges of $407,000 and $1.5 million, respectively, as a result of revised sublease assumptions related to the 2004 restructuring charge. We expect that in the future additional restructuring charge adjustments will recur as we periodically adjust these sublease assumptions to reflect current facts and circumstances. As we continue to assess expansion opportunities, we may decide to use these spaces. If we do, we would have to reverse some of the restructuring charges originally recorded as a result of our prior decision to exit the leases.

Accounting for Income Taxes. Significant management judgment is required in determining our provision for income taxes and whether deferred tax assets will be recoverable in full or in part. We calculate our tax provision in accordance with SFAS No. 109, “Accounting for Income Taxes.” Our estimates and assumptions used in the provision may differ from the actual results as reflected in our income tax returns and we record the required adjustments when they are identified and settled. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating loss carry-forwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are not recoverable. The valuation allowance is determined pursuant to SFAS No. 109 which requires the assessment of both positive and negative evidence. Such assessment should be performed on a jurisdiction-by-jurisdiction basis. We have provided a full valuation allowance against our net deferred tax assets in the U.S. and we intend to maintain the same position for fiscal 2008 based on the assessment of the positive and negative evidence present. As a result of the IXEurope acquisition, we entered into various new jurisdictions in Europe and recorded a significant amount of deferred tax liabilities in certain European jurisdictions attributable to the identifiable intangibles and fixed assets fair value step-up with an increase to goodwill. We believe a full valuation allowance position is necessary in all of our foreign jurisdictions in which there are net deferred tax assets due to the history of losses in these foreign jurisdictions, other than Singapore and Switzerland.

In addition, as evidenced by the issuance of FIN 48, “Accounting for Uncertainty in Income Taxes,” the calculation of tax liabilities involves dealing with the inherent uncertainties in the application of complex tax laws and regulations in various jurisdictions. We are also subject to examinations by various taxing authorities. We believe we have adequately reserved in our financial statements for potential tax liabilities including penalties and interest. If events occur and the payment of the reserved tax liability ultimately proves to be unnecessary, we would reverse the liability and recognize the tax benefit in the period when we determine that the liability is no longer necessary. If, however, it is more likely than not that a reserved liability proves to be less than the ultimate assessment including penalties and interest, a further charge to expense would become necessary.

Results of Operations

Our results of operations for the year ended December 31, 2007 include the operations of IXEurope from September 14, 2007 to December 31, 2007 as a result of the IXEurope acquisition, which closed on September 14, 2007. As a result, only 109 days of operations are reported from our Europe operations.

Years Ended December 31, 2007 and 2006

Revenues. Our revenues for the years ended December 31, 2007 and 2006 were split between the following revenue classifications (dollars in thousands):

	Year ended December 31,
	2007	%	2006	%
Recurring revenues	$399,656	95%	$273,160	95%
Non-recurring revenues:	19,786	5%	13,755	5%

Total revenues	$419,442	100%	$286,915	100%

Our revenues for the years ended December 31, 2007 and 2006 were geographically comprised of the following (dollars in thousands):

	Year ended December 31,
	2007	%	2006	%
U.S. revenues	$324,878	77%	$246,066	86%
Asia-Pacific revenues	57,074	14%	40,849	14%
Europe revenues	37,490	9%	—	—

Total revenues	$419,442	100%	$286,915	100%

We recognized revenues of $419.4 million for the year ended December 31, 2007 as compared to revenues of $286.9 million for the year ended December 31, 2006, a 46% increase. We analyze our business geographically between the U.S., Asia-Pacific and Europe as further discussed below.

U.S. Revenues. We recognized U.S. revenues of $324.9 million for the year ended December 31, 2007 as compared to $246.1 million for the year ended December 31, 2006. U.S. revenues consisted of recurring revenues of $311.8 million and $235.4 million, respectively, for the years ended December 31, 2007 and 2006, a 32% increase. The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers acquired during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers, as well as selective price increases in each of our IBX markets. Most notably, we recorded $15.3 million of revenues during the year ended December 31, 2007 from our newly opened IBX centers in the Chicago, New York and Washington, D.C. metro areas. In addition, we recorded a net adjustment of $775,000 to our U.S. recurring revenues as a result of correcting billing errors attributable to prior periods, the net impact of which increased our U.S. recurring revenues for the year ended December 31, 2007. We concluded that the cumulative credit to recurring revenues, totaling $775,000, was not material to any previously-reported historical periods and expected results of operations for the current fiscal year. As such, this cumulative credit was recorded during the three months ended June 30, 2007 and is included in the statement of operations for the year ended December 31, 2007. We expect our U.S. recurring revenues, particularly from colocation and interconnection services, to continue to remain our most significant source of revenue for the foreseeable future.

U.S. revenues also consisted of non-recurring revenues of $13.1 million and $10.7 million, respectively, for the years ended December 31, 2007 and 2006. In addition, during the year ended December 31, 2006, we recorded a reduction of $1.2 million to our non-recurring installation revenues.

In December 2006, we sold our Honolulu IBX center and, as a result, we no longer recognize revenues from this IBX center. During the year ended December 31, 2006, we recognized $2.3 million of revenue from our Honolulu IBX center, or less than 1% of our total U.S. revenues.

Asia-Pacific Revenues. We recognized Asia-Pacific revenues of $57.0 million for the year ended December 31, 2007 as compared to $40.8 million for the year ended December 31, 2006, a 40% increase. Asia-Pacific revenues consisted of recurring revenues of $52.5 million and $37.8 million, respectively, for the years ended December 31, 2007 and 2006, primarily from colocation and managed infrastructure services. Our Asia-Pacific colocation revenues are similar to the revenues that we generate from our U.S. IBX centers; however, our Singapore IBX center had additional managed infrastructure service revenue, such as mail service (referred to as EMS) and managed platform solutions, which we do not currently offer in any other IBX center location. In December 2007, the EMS service offering was sold and, as a result, subsequent to the sale, we no longer recognize revenue from the EMS service offering. During the year ended December 31, 2007, we recognized $3,473,000 of revenue from the EMS service offering or less than 7% of our total Asia-Pacific revenues. In addition, Asia-Pacific revenues consisted of non-recurring revenues of $4.6 million and $3.0 million, respectively, for the years ended December 31, 2007 and 2006. Asia-Pacific revenues are generated from our IBXs in Hong Kong, Singapore, Sydney and Tokyo, with Singapore representing approximately 35% and 39%, respectively, of the regional revenues for the years ended December 31, 2007 and 2006. The growth in our Asia-Pacific revenues is primarily the result of an increase in the customer base in this region during the past year, particularly in Hong Kong, Sydney and Tokyo. In addition, during the year ended December 31, 2007, we recorded $1.7 million of revenues from our new IBX center in Tokyo, which we acquired in December 2006, and $1.2 million from our new IBX center in Singapore. We expect that our Asia-Pacific revenues will continue to grow; although this growth will be somewhat offset by the loss of revenue as a result of the EMS sale.

Europe Revenues. As a result of the IXEurope acquisition, we recognized revenues of $37.5 million from Europe during the year ended December 31, 2007. We expect our Europe revenues to grow in future periods, both organically and as a result of expansion activity currently taking place in Frankfurt, London and Paris, as well as due to the Virtu acquisition.

Cost of Revenues. Cost of revenues was $263.7 million for the year ended December 31, 2007 as compared to $188.4 million for the year ended December 31, 2007, a 40% increase.

U.S. Cost of Revenues. U.S. cost of revenues was $198.4 million for the year ended December 31, 2007 as compared to $165.4 million for the year ended December 31, 2006. U.S. cost of revenues for the year ended December 31, 2007 included (i) $73.8 million of depreciation and amortization expense, (ii) $3.1 million of accretion expense comprised of our asset retirement obligations and restructuring charges for certain leasehold interests recorded in 2004 and 2005 as we accrete the related liabilities to the total estimated future cash payments needed and (iii) $3.5 million of stock-based compensation. U.S. cost of revenues for the year ended December 31, 2006 included (i) $65.7 million of depreciation and amortization expense, (ii) $3.5 million of accretion expense comprised of our asset retirement obligations and restructuring charges for certain leasehold interests recorded in 2004 and 2005 as we accrete the related liabilities to the total estimated future cash payments needed and (iii) $2.7 million of stock-based compensation. Our U.S. cost of revenues for the year ended December 31, 2007 also included $9.5 million of additional operating costs not incurred in the prior year associated with the recently opened IBX centers in the Chicago, New York and Washington, D.C. metro areas. Excluding depreciation, amortization, accretion, stock-based compensation and the costs associated with operating our new IBX centers, U.S. cost of revenues increased period over period to $96.7 million for the year ended December 31, 2007 from $81.0 million for the year ended December 31, 2006, a 19% increase. This increase was primarily the result of higher compensation costs and increasing utility costs in line with increasing customer installations and revenues attributed to customer growth. We continue to anticipate that our U.S. cost of revenues will increase in the foreseeable future to the extent that the occupancy levels in our U.S. IBX centers increase and as newly-opened IBX centers in the Chicago, Los Angeles, New York, Silicon Valley and Washington, D.C. metro areas commence operations more fully in 2008. However, a portion of our expected increase in U.S. cost of revenues will be partially offset by a reduction in rent expense as a result of our Silicon Valley property acquisition. We expect that this savings in rent expense will be approximately $2.0 million annually; however part of the rent savings will be offset by increases in depreciation and property tax expense.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues was $35.1 million for the year ended December 31, 2007 as compared to $23.0 million for the year ended December 31, 2006. Asia-Pacific cost of revenues for the years ended December 31, 2007 and 2006 included $9.5 million and $3.8 million, respectively, of depreciation and amortization expense. Our Asia-Pacific cost of revenues for the year ended December 31, 2007 also included $3.7 million of additional operating costs not incurred in the prior year associated with the recently opened IBX centers in Singapore and Tokyo metro areas. Excluding depreciation, stock-based compensation and the costs associated with operating our new IBX centers, Asia-Pacific cost of revenues increased period over period to $21.2 million for the year ended December 31, 2007 from $18.7 million for the year ended December 31, 2006, a 13% increase. This increase was primarily the result of higher compensation costs and increasing utility and bandwidth costs in line with increasing customer installations and revenues attributed to this customer growth. We anticipate that our Asia-Pacific cost of revenues will increase in the foreseeable future in connection with overall revenue growth and our expansion in the Hong Kong, Singapore, Sydney and Tokyo metro areas.

Europe Cost of Revenues. As a result of the IXEurope acquisition, we incurred additional cost of revenues of $30.2 million from our Europe operations during the year ended December 31, 2007. Europe cost of revenues for the year ended December 31, 2007 included $7.7 million of depreciation and amortization expense. Our Europe cost of revenues will increase in future periods, both organically and as a result of expansion activity currently taking place in Frankfurt, London and Paris, as well as due to the Virtu acquisition.

Sales and Marketing. Sales and marketing expenses increased to $40.7 million for the year ended December 31, 2007 from $32.6 million for the year ended December 31, 2006.

U.S. Sales and Marketing Expenses. U.S. sales and marketing expenses increased to $31.3 million for the year ended December 31, 2007 from $28.0 million for the year ended December 31, 2006. Included in U.S. sales and marketing expenses for the year ended December 31, 2007 and 2006 were $8.2 million and $6.8 million, respectively, of stock-based compensation expense. Excluding stock-based compensation expense, U.S. sales and marketing expenses increased to $23.1 million for the year ended December 31, 2007 as compared to $21.2 million for the year ended December 31, 2006, a 9% increase. This increase was primarily due to (i) approximately $1.0 million of higher compensation costs, including increases in sales compensation related to strong new customer bookings throughout 2007 and general salary increases and bonuses for our marketing staff and non-commissioned sales staff and (ii) approximately $509,000 of higher travel costs related to our customer and revenue growth. We expect U.S. sales and marketing spending to increase as we continue to grow our business and invest in various branding initiatives.

Asia-Pacific Sales and Marketing Expenses. Asia-Pacific sales and marketing expenses increased to $6.4 million for the year ended December 31, 2007 as compared to $4.6 million for the year ended December 31, 2006. Excluding stock-based compensation, Asia-Pacific sales and marketing expenses were $5.8 million for the year ended December 31, 2007 versus $4.0 million for the year ended December 31, 2006, a 45% increase. This increase was primarily due to general salary increases and sales compensation over the prior period associated with the overall growth in this region. We expect that our Asia-Pacific sales and marketing expenses will continue to grow in the foreseeable future.

Europe Sales and Marketing Expenses. As a result of the IXEurope acquisition, we incurred additional sales and marketing expenses of $3.0 million from our Europe operations during the year ended December 31, 2007. Included in Europe sales and marketing expenses for the year ended December 31, 2007 was $1.8 million of intangible asset amortization and stock-based compensation expense. Our Europe sales and marketing expenses are expected to increase in future periods as a result of our effort to drive increased revenue growth in this region, both organic and expansion-related.

General and Administrative. General and administrative expenses increased to $105.8 million for the year ended December 31, 2007 from $72.1 million for the year ended December 31, 2006.

U.S. General and Administrative Expenses. U.S. general and administrative expenses increased to $83.2 million for the year ended December 31, 2007 as compared to $60.6 million for the year ended December 31, 2006. Included in U.S. general and administrative expenses for the year ended December 31, 2007 were $24.9 million of stock-based compensation expense and $6.9 million of depreciation expense. Included in U.S. general and administrative expenses for the year ended December 31, 2006 were $17.7 million of stock-based compensation expense and $3.0 million of depreciation expense. Excluding stock-based compensation expense and depreciation expense, U.S. general and administrative expenses increased to $51.5 million for the year ended December 31, 2007, as compared to $39.9 million for the same period last year, a 29% increase. This increase was primarily due to (i) approximately $6.2 million of higher cash compensation costs, including increases in general salary and benefits, bonuses and headcount growth (220 U.S. general and administrative employees as of December 31, 2007 versus 175 as of December 31, 2006), (ii) an increase in professional fees of approximately $1.8 million due to an increase in various consulting projects in connection with our growth strategies and (iii) an increase in travel and training expenses of approximately $811,000. Going forward, we expect U.S. general and administrative spending to increase as we continue to scale our operations to support our growth.

Asia-Pacific General and Administrative Expenses. Asia-Pacific general and administrative expenses increased to $14.3 million for the year ended December 31, 2007 as compared to $11.5 million for the year ended December 31, 2006. Included in Asia-Pacific general and administrative expenses for the years ended December 31, 2007 and 2006 were $4.0 million and $2.5 million, respectively, of stock-based compensation. Excluding stock-based compensation and depreciation, Asia-Pacific general and administrative expenses increased to $10.1 million for the year ended December 31, 2007, as compared to $8.8 million for the same period last year, a 15% increase. This increase was primarily due to higher compensation costs, including general salary increases and bonuses. We expect that our Asia-Pacific general and administrative expenses will experience some growth in the foreseeable future.

Europe General and Administrative Expenses. As a result of the IXEurope acquisition, we incurred additional general and administrative expenses of $8.3 million from our Europe operations during the year ended December 31, 2007. Included in Europe general and administrative expenses for the year ended December 31, 2007 was $1.1 million of stock-based compensation and depreciation expense. Our Europe general and administrative expenses are expected to increase in future periods as this region scales to support the anticipated revenue growth in the region and in connection with various integration initiatives related to investments in systems and internal control compliance.

Restructuring Charges. During the year ended December 31, 2007, we recorded an additional restructuring charge of $407,000 as a result of revised sublease assumptions for our excess space lease in the Los Angeles metro area as a result of new information becoming available. During the year ended December 31, 2006, we recorded an additional restructuring charge of $1.5 million as a result of revised sublease assumptions on two of our excess space leases in the New York and Los Angeles metro areas as a result of new information becoming available. The original restructuring charge for these two leases was recorded in the fourth quarter of 2004 and totaled $17.7 million. We are contractually committed to these two leases through 2015.

Gains on Asset Sales. During the year ended December 31, 2007, we recorded a $1.3 million gain in connection with the EMS sale, which we sold for $1.7 million in gross cash proceeds. During the year ended December 31, 2006, we recorded a $9.6 million gain in connection with the sale of our Honolulu IBX center. We sold this IBX center for $9.8 million in gross cash proceeds.

Interest Income. Interest income increased to $15.4 million from $6.6 million for the years ended December 31, 2007 and 2006, respectively. Interest income increased due to higher invested balances during these periods, as well as higher yields on those balances due to increased interest rates. The average annualized yield for the year ended December 31, 2007 was 5.08% versus 4.53% for the year ended December 31, 2006. We expect our interest income to decrease for the foreseeable future due to the utilization of our cash to finance our expansion activities and decreasing interest rates.

Interest Expense. Interest expense increased to $27.3 million from $14.9 million for the years ended December 31, 2007 and 2006, respectively. The increase in interest expense was primarily due to new financings entered into during 2006 and 2007: (i) an additional financing of $40.0 million under the Ashburn campus mortgage payable during the three months ended December 31, 2006, which bears interest at 8.0% per annum, (ii) our $110.0 million Chicago IBX financing, which was drawn down during the construction period of the Chicago metro area IBX expansion project, of which $105.6 million was outstanding as of December 31, 2007 with an approximate interest rate of 8.375% per annum, (iii) our $250.0 million 2.50% convertible subordinated notes offering in March 2007, (iv) our approximately $40.0 million Asia-Pacific financing, of which approximately $25.9 million was outstanding as of December 31, 2007 with an approximate blended interest rate of 3.65% per annum, (v) our $396.0 million 3.00% convertible subordinated notes offering in September 2007 and (vi) our approximately $162.9 million European financing, of which $83.5 million was outstanding as of December 31, 2007 with an approximate blended interest rate of 7.74% per annum. This increase was partially offset by the $54.0 million partial conversion of our 2.50% convertible subordinated debentures in March 2007 that resulted in a decrease in interest expense. Although we now have higher debt balances, we are also capitalizing more interest in connection with various construction projects related to our IBX expansion efforts. During the years ended December 31, 2007 and 2006, we capitalized $7.1 million and $1.6 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we fully utilize or recognize the full impact of our existing financings to fund our expansion efforts and as we complete expansion efforts and cease to capitalize interest expense.

Other Income (Expense). For the year ended December 31, 2007, we recorded $3.0 million of other income, primarily consisting of a foreign exchange gain of $1.5 million as a result of hedging a portion of the IXEurope acquisition purchase price with forward contracts and a $621,000 foreign exchange gain related to the liquidation of a wholly-owned subsidiary in the Netherlands. As a result, this historical foreign exchange gain of $621,000, accumulated within other comprehensive income associated with this dormant subsidiary, was recognized in our results of operations. For the year ended December 31, 2006, we recorded $245,000 of other expense, which was primarily attributable to foreign currency losses during the period.

Loss on Conversion and Extinguishment of Debt. During the three months ended March 31, 2007, we retired $54.0 million of our convertible subordinated debentures in exchange for approximately 1.4 million newly issued shares of our common stock. As a result, we recorded a $3.4 million loss on debt conversion in accordance with FASB No. 84, “Induced Conversions of Convertible Debt,” due to the inducement fee paid. In September 2007, the senior bridge loan was terminated unused and, as a result, we recorded a $2.5 million loss on debt extinguishment reflecting the immediate write-off of capitalized debt issuance costs to secure the senior bridge loan. During the year ended December 31, 2007, we recognized a total of $5.9 million of loss on debt conversion and extinguishment. During the year ended December 31, 2006, we did not record any loss on conversion or extinguishment of debt in our statements of operations.

Income Taxes. During 2007, we recorded $473,000 of income tax expense primarily attributable to our foreign operations. During 2006, we recorded $439,000 of income tax expense primarily representing U.S. alternative minimum tax and a net tax benefit from our operation in Singapore, which resulted from the release of the valuation allowance in the jurisdiction. We have not incurred any significant income tax expense since inception and we do not expect to incur any meaningful income tax expense during 2008.

Cumulative Effect of a Change in Accounting Principle. As a result of our adoption of SFAS No. 123(R), “Share-Based Payment,” during the year ended December 31, 2006, we recorded a reduction of expense totaling $376,000, which is reflected as a cumulative effect of a change in accounting principle on our statement of operations for this period. This amount reflects the application of an estimated forfeiture rate to partially vested employee equity awards as of January 1, 2006 that we accounted for under APB 25, which was primarily for restricted stock awards to our executive officers that were granted during the three months ended March 31, 2005. During the year ended December 31, 2007 no cumulative effect of a change in accounting principle was recorded in our statement of operations.

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

U.S. Revenues. We recognized U.S. revenues of $246.1 million for the year ended December 31, 2006 as compared to $191.4 million for the year ended December 31, 2005. U.S. revenues consisted of recurring revenues of $235.4 million and $180.4 million, respectively, for the years ended December 31, 2006 and 2005, a 30% increase. The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers acquired during the period as reflected in the growth in our customer count and utilization rate as discussed above, and selective price increases in each of our IBX markets. Most notably, we recorded $7.9 million of revenues from our new IBX centers in the Chicago, Los Angeles and Silicon Valley metro areas, which opened for business during the year ended December 31, 2006.

In addition, U.S. revenues consisted of non-recurring revenues of $10.7 million and $11.0 million, respectively, for the years ended December 31, 2006 and 2005. Included in U.S. non-recurring revenues are settlement fees of $817,000 for the year ended December 31, 2005. There were no such settlement fees for the year ended December 31, 2006. Offsetting some of this non-recurring revenue for the year ended December 31, 2005 were service level credits that we recorded totaling $457,000 that were issued or will be issued to certain of our customers related to two separate power outages in our Chicago and Washington, D.C. metro area IBX centers. There were no significant service level credits recorded in the year ended December 31, 2006. In addition, we recorded a reduction of $1.2 million to our non-recurring installation revenues during the quarter ended December 31, 2006. Excluding settlements and service level credits, U.S. non-recurring revenues, consisting of the recognized portion of deferred installation and professional services, increased 5% period over period, primarily due to strong existing and new customer growth during the year.

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

U.S. Cost of Revenues. U.S. cost of revenues was $165.4 million for the year ended December 31, 2006 as compared to $138.3 million for the year ended December 31, 2005. U.S. cost of revenues for the year ended December 31, 2006 included (i) $65.0 million of depreciation expense, (ii) $3.5 million of accretion expense comprised of our asset retirement obligations and restructuring charges for certain leasehold interests recorded in 2004 and 2005 as we accrete the related liabilities to the total estimated future cash payments needed and (iii) $2.7 million of stock-based compensation as a result of our adoption of SFAS 123(R) effective January 1, 2006. U.S. cost of revenues for the year ended December 31, 2005 included (i) $57.1 million of depreciation expense and (ii) $1.9 million of accretion expense comprised of our asset retirement obligations and restructuring charges for certain leasehold interests recorded in 2004 and 2005 as we accrete the related liabilities to the total estimated future cash payments needed. Our U.S. cost of revenues for the year ended December 31, 2006 also included $17.7 million of additional operating costs not incurred in the prior year associated with the recently opened IBX centers in the Chicago, Los Angeles and Silicon Valley metro areas (the Chicago and Los Angeles IBX centers opened for business during the three months ended June 30, 2006, and the Silicon Valley IBX center opened for business during the three months ended September 30, 2006). Excluding depreciation, accretion expense, stock-based compensation, amortization expense and the costs associated with operating our new IBX centers, U.S. cost of revenues increased period over period to $81.0 million for the year ended December 31, 2006 from $77.8 million for the year ended December 31, 2005, a 4% increase. This increase was primarily the result of increases in (i) utility costs of approximately $6.3 million in line with increasing customer installations and revenues attributed to customer growth, (ii) compensation costs of approximately $2.9 million, including general salary increases and bonuses and headcount growth and (iii) repair and maintenance expenses. This increase was partially offset by a reduction of approximately $7.4 million in rent expense in connection with a property we recorded a restructuring charge for in San Jose in the fourth quarter of 2005 and the purchase of the previously leased Ashburn campus property in October 2005. In December 2006, we sold our Honolulu IBX center. During the year ended December 31, 2006, we recorded $1.3 million in costs of revenue for the Honolulu IBX center, representing less than 1% of our total U.S. cost of revenues.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues was $23.0 million for the year ended December 31, 2006 as compared to $20.1 million for the year ended December 31, 2005. Asia-Pacific cost of revenues for the year ended December 31, 2006 and 2005 included $3.5 million and $3.6 million, respectively, of depreciation and amortization expense. Excluding depreciation, stock-based compensation and non-cash rent expense, Asia-Pacific cost of revenues increased period over period to $18.7 million for the year ended December 31, 2006 from $16.3 million for the year ended December 31, 2005, a 15% increase. This increase was primarily the result of increasing utility and bandwidth costs in line with increasing customer installations and revenues attributed to this customer growth.

Sales and Marketing. Sales and marketing expenses increased to $32.6 million for the year ended December 31, 2006 from $20.6 million for the year ended December 31, 2005.

U.S. Sales and Marketing Expenses. U.S. sales and marketing expenses increased to $28.0 million for the year ended December 31, 2006 from $17.5 million for the year ended December 31, 2005. Included in U.S. sales and marketing expenses for the years ended December 31, 2006 and 2005 were $6.8 million and $1.6 million, respectively, of stock-based compensation expense. The increase in stock-based compensation expense period over period is a result of our adoption of SFAS 123(R) effective January 1, 2006. Excluding stock-based compensation and amortization expense, U.S. sales and marketing expenses increased to $21.1 million for the year ended December 31, 2006 as compared to $15.9 million for the year ended December 31, 2005, a 33% increase. This increase was primarily due to (i) approximately $3.9 million of higher compensation costs, including increases in sales compensation related to strong new customer bookings throughout 2006 and general salary increases and bonuses for our marketing staff and non-commissioned sales staff and (ii) approximately $815,000 of higher travel costs related to our customer and revenue growth.

Asia-Pacific Sales and Marketing Expenses. Asia-Pacific sales and marketing expenses increased to $4.6 million for the year ended December 31, 2006 as compared to $3.1 million for the year ended December 31, 2005. Excluding stock-based compensation, Asia-Pacific sales and marketing expenses were $4.0 million for the year ended December 31, 2006 versus $3.1 million for the year ended December 31, 2005, a 30% increase. This increase was primarily due to higher compensation costs as a result of the strong revenue growth in this region and an increase in bad debt expense.

General and Administrative. General and administrative expenses increased to $72.1 million for the year ended December 31, 2006 from $45.1 million for the year ended December 31, 2005.

U.S. General and Administrative Expenses. U.S. general and administrative expenses increased to $60.6 million for the year ended December 31, 2006 as compared to $37.3 million for the year ended December 31, 2005. Included in U.S. general and administrative expenses for the year ended December 31, 2006 were $17.7 million of stock-based compensation expense and $3.0 million of depreciation expense. Included in U.S. general and administrative expenses for the year ended December 31, 2005 were $6.7 million of stock-based compensation expense and $1.7 million of depreciation expense. The increase in stock-based compensation expense period over period is a result of our adoption of SFAS 123(R) effective January 1, 2006. Excluding stock-based compensation expense and depreciation expense, U.S. general and administrative expenses increased to $39.9 million for the year ended December 31, 2006, as compared to $28.9 million for the same period last year, a 38% increase. This increase was primarily due to (i) approximately $4.4 million of higher compensation costs, including general salary increases, bonuses and headcount growth (175 U.S. general and administrative employees as of December 31, 2006 versus 152 as of December 31, 2005), (ii) an increase in professional fees of approximately $5.0 million due to increased legal fees in connection with our legal matters such as the review of our past stock option grants and practices, accounting fees and other consulting projects in connection with our growth strategies and (iii) increases in rent, repair and maintenance expenses in connection with our office expansion in Foster City, California and travel expenses.

Asia-Pacific General and Administrative Expenses. Asia-Pacific general and administrative expenses increased to $11.5 million for the year ended December 31, 2006 as compared to $7.8 million for the year ended December 31, 2005. Included in Asia-Pacific general and administrative expenses for the years ended December 31, 2006 were $2.5 million of stock-based compensation as a result of our adoption of SFAS 123(R) effective January 1, 2006. Excluding stock-based compensation and depreciation, Asia-Pacific general and administrative expenses increased to $8.8 million for the year ended December 31, 2006, as compared to $7.5 million for the same period last year, a 17% increase. This increase was primarily due to higher compensation costs, including general salary increases and bonuses.

Restructuring Charges. During the year ended December 31, 2006, we recorded an additional restructuring charge of $1.5 million as a result of revised sublease assumptions on two of our excess space leases in the New York and Los Angeles metro areas as a result of new information becoming available.

During the year ended December 31, 2005, we recorded a restructuring charge of $33.8 million, which we refer to as the 2005 restructuring charge. In light of the availability of fully or partially built-out data centers in the Silicon Valley, including the possibility of expansion in or near some of the four IBX centers we currently have in the Silicon Valley, we made the decision that retaining the approximately 40 acre San Jose ground lease for future expansion was no longer economical. In conjunction with this decision, we entered into an agreement with the landlord of this property for an early termination of the San Jose ground lease whereby we would pay $40.0 million over four years, commencing January 1, 2006, to terminate this lease, which would otherwise require significantly higher cumulative lease payments through 2020. The restructuring charge consisted of (i) a $32.3 million charge representing the present value of our estimated future cash payments to exit this property, which is net of $4.4 million of deferred rent previously accrued for this lease (thereby creating a total restructuring liability of $36.7 million associated with this lease) and (ii) a write-off of property and equipment of $1.5 million representing development costs incurred to date to prepare this land for use. We expect, as a result of this restructuring charge, we will realize annual savings in cost of revenues of approximately $5.6 million. For further detailed information on our restructuring charges, see Note 15 of our “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K.

Gains on Asset Sales. During the year ended December 31, 2006, we recorded a $9.6 million gain in connection with the sale of our Honolulu IBX center.

Interest Income. Interest income increased to $6.6 million from $3.6 million for the years ended December 31, 2006 and 2005, respectively. Interest income increased due to higher invested balances during these periods, as well as higher yields on those balances due to increased interest rates. The average annualized yield for the year ended December 31, 2006 was 4.53% versus 3.32% for the year ended December 31, 2005.

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

Other Income (Expense). For the year ended December 31, 2006, we recorded $245,000 of other expense, which was primarily attributable to foreign currency losses during the period. For the year ended December 31, 2005, we recorded $25,000 of other income, which was primarily attributable to foreign currency gains during the period.

Income Taxes. During fiscal 2006, we recorded $439,000 of income tax provision primarily representing U.S. alternative minimum tax and a net tax benefit from our operation in Singapore, which resulted from the release of the valuation allowance in the jurisdiction. During fiscal 2005, we recorded $543,000 of income tax provision consisting of U.S. alternative minimum tax and foreign income tax. A valuation allowance is recorded against the net deferred tax assets in all the jurisdictions other than Singapore as management could not conclude, based on the available objective evidence including recurring historical losses, that it is more likely than not the deferred tax assets are recoverable in future years. However, management believed that as of December 31, 2006, it was more likely than not that the deferred tax assets would be fully recoverable in Singapore, as the positive evidence present in the jurisdiction was sufficient to overcome the negative evidence.

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

Liquidity and Capital Resources

As of December 31, 2007, our total indebtedness was comprised of (i) convertible debt totaling $678.2 million from our convertible subordinated debentures, our 2.50% convertible subordinated notes and our 3.00% convertible subordinated notes as outlined below and (ii) non-convertible debt and financing obligations totaling $427.9 million from our various capital leases, Ashburn campus mortgage payable, Chicago IBX financing, Asia-Pacific financing, European financing, other note payable and other financing obligations as outlined below.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities and anticipated cash from financings, to meet our operating requirements for at least the next 12 months. As of December 31, 2007, we had $383.9 million of cash, cash equivalents and short-term and long-term investments. As of December 31, 2007, we had a total of $159.9 million of additional liquidity available to us in the event we need additional cash to fund expansion activities, fund working capital requirements or pursue attractive strategic opportunities that may become available in the future, which was comprised of (i) $4.4 million under the Chicago IBX financing for the Chicago metro area IBX expansion project, (ii) $62.0 million under the $75.0 million Silicon Valley bank revolving credit line, (iii) $14.1 million under the Asia-Pacific financing for expansion projects in Singapore and Tokyo and (iv) $79.4 million under the European financing for general working capital and expansion projects in Europe. In addition, from time to time we assess external financing opportunities, both debt and equity, as alternative sources for financing such activities and opportunities, including any acquisition plans. While we expect that our cash flow from operations will continue to increase, we expect our cash flow used in investing activities, primarily as a result of our expected purchases of property and equipment to complete our announced expansion projects, will also increase and we expect our cash flow used in investing activities to be greater than our cash flows generated from operating activities. Given our limited operating history, additional potential expansion opportunities that we may decide to pursue and other business risks that may cause our operating results to fluctuate, we may not achieve our desired levels of profitability or cash requirements in the future. For further information, refer to “Risk Factors” in Item 1A of this Annual Report on Form 10-K above.

Sources and Uses of Cash

Net cash provided by our operating activities was $120.0 million, $75.4 million and $67.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. This increase was primarily due to improved operating results; however, these improved operating results were offset by growth in accounts receivables and additional restructuring charge payments as a result of our 2005 and 2004 restructuring charges. While our customer collections have remained very strong, as a result of our revenue growth and customer installation activity, our accounts receivables have also grown, impacting the growth of our cash flow from operations. While this increased level of accounts receivables and restructuring charge payments have had an impact on our ability to grow our cash from operating activities, we expect that we will continue to generate cash from our operating activities throughout 2008 and beyond.

Net cash used in investing activities was $1.1 billion, $158.5 million and $108.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net cash used in investing activities for the year ended December 31, 2007 was primarily the IXEurope acquisition in September 2007 for $541.7 million, the result of the capital expenditures required to bring our recently announced and current IBX expansion projects to Equinix standards, and to support our growing customer base, the purchase of our San Jose IBX property and an adjacent piece of land in July and August 2007 totaling $71.5 million, and the purchase of our Los Angeles IBX property in June 2007 for $49.1 million, partially offset by net maturities and sales of our short-term investments. Net cash used in investing activities for the year ended December 31, 2006 was primarily the result of the capital expenditures required to bring our recently opened IBX centers in the Chicago, Los Angeles and Silicon Valley metro areas to Equinix standards, the Washington, D.C., Chicago, New York and Tokyo metro area IBX expansion projects and to support our growing customer base, as well as the net purchases of $3.5 million of our short-term and long-term investments and the purchase of our Chicago IBX property in June 2006 for $9.8 million, offset by the proceeds from the sale of our Honolulu IBX in December 2006 of $9.5 million. Net cash used in investing activities during the year ended December 31, 2005 was primarily the result of the purchases of the Los Angeles IBX and Ashburn campus properties for $34.7 million and $53.8 million, respectively, and capital expenditures required to bring our recently acquired IBX centers in the Washington, D.C., Silicon Valley, Chicago and Los Angeles metro areas to Equinix standards and to support our growing customer base offset by the net sales and maturities of short-term and long-term investments of $12.2 million. For 2008 and beyond, we anticipate that our cash used in investing activities, excluding the purchases, sales and maturities of short-term and long-term investments, will primarily be for our capital expenditures, which we expect to be substantial, as well as for additional purchases of real estate or acquisitions like the Virtu acquisition in February 2008 that we may undertake in the future.

Net cash provided by financing activities was $1.1 billion, $46.1 million and $134.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net cash provided by financing activities for the year ended December 31, 2007 was primarily the result of $646.0 million in gross proceeds from our convertible debt offerings, $149.6 million in gross proceeds from our loans payable in connection with the Chicago IBX financing, the Asia-Pacific financing and the European financing, $339.9 million in net proceeds from our common stock offering and $36.4 million in proceeds from our various employee stock plans, partially offset by debt issuance costs and principal payments for our capital leases and other financing obligations and the Ashburn campus mortgage payable. Net cash provided by financing activities for the year ended December 31, 2006 was primarily due to the $40.0 million borrowing under the $75.0 million Silicon Valley Bank revolving credit line in September 2006, the $40.0 million additional financing under the Ashburn campus mortgage payable in December 2006 and proceeds from our various employee stock plans, partially offset by the repayment of $70.0 million in borrowings under the $75.0 million Silicon Valley Bank revolving credit line and principal payments of $2.6 million for our capital lease and other financing obligations and the Ashburn campus mortgage payable. Net cash generated by financing activities for the year ended December 31, 2005 was primarily the result of proceeds of $30.0 million from our borrowing on the $50.0 million Silicon Valley Bank revolving credit line in October 2005, which we repaid in full in January 2006, proceeds of $60.0 million from our Ashburn campus financing in December 2005, proceeds of $38.1 million from our Los Angeles IBX financing and proceeds from the exercises of warrants and various employee stock plans, offset primarily by principal payments of $5.5 million for our various capital lease and other financing obligations.

Debt Obligations—Convertible Debt

Convertible Subordinated Debentures. During February 2004, we sold $86.3 million in aggregate principal amount of 2.50% convertible subordinated debentures due 2024, convertible into 2.2 million shares of our common stock, to qualified institutional buyers. The interest on the convertible subordinated debentures is payable semi-annually every February 15th and August 15th, which commenced August 2004. In March 2007, we entered into agreements with certain holders of these convertible subordinated debentures to exchange an aggregate of 1.4 million newly issued shares of our common stock for such holders’ $54.0 million of $86.3 million principal amount of the convertible subordinated debentures. The number of shares of common stock issued equals the amount issuable upon conversion of the convertible subordinated debentures in accordance with their original terms. In addition, each holder received cash consideration equal to accrued and unpaid interest through the redemption date totaling $110,000, as well as the present value of future interest due through February 15, 2009 and an incremental fee, totaling $3.4 million, as an inducement fee.

Holders of the convertible subordinated debentures that remain outstanding may require us to purchase all or a portion of their debentures on February 15, 2009, February 15, 2014 and February 15, 2019, in each case at a price equal to 100% of the principal amount of the debentures plus any accrued and unpaid interest. At this time, holders of the convertible subordinated debentures may convert their debentures into shares of our common stock at any time at the option of the holder. We may redeem all or a portion of the debentures at any time after February 15, 2009 at a redemption price equal to 100% of the principal amount of the debentures plus any accrued and unpaid interest.

As of December 31, 2007, a total of $32.3 million convertible subordinated debentures remained outstanding and were convertible into 816,457 shares of our common stock.

2.50% Convertible Subordinated Notes. In March 2007, we issued $250.0 million in aggregate principal amount of 2.50% convertible subordinated notes due 2012. The initial conversion rate is 8.9259 shares of common stock per $1,000 principal amount of convertible subordinated notes, subject to adjustment. This represents an initial conversion price of approximately $112.03 per share of common stock or 2.2 million shares of our common stock. Upon conversion, holders will receive, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. We have used the net proceeds from this offering for general corporate purposes, including the funding of our expansion activities and working capital requirements.

Holders of the 2.50% convertible subordinated notes may convert their notes upon certain defined circumstances, including during any fiscal quarter (and only during that fiscal quarter) ending after June 30, 2007, if the sale price of our common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than 130% of the conversion price per share of common stock on such last trading day, presently $145.64 per share. In addition, holders of the 2.50% convertible subordinated notes may convert their individual notes at any time on or after March 15, 2012.

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

Upon conversion, due to the conversion formulas associated with the 2.50% convertible subordinated notes, if our stock is trading at levels exceeding 130% of the conversion price per share of common stock, and if we elect to pay any portion of the consideration in cash, additional consideration beyond the $250.0 million of gross proceeds received would be required. However, in no event would the total number of shares issuable upon conversion of the 2.50% convertible subordinated notes exceed 11.6036 per $1,000 principal amount of convertible subordinated notes, subject to anti-dilution adjustments, or the equivalent of $86.18 per share of common stock or a total of 2.9 million shares of our common stock. As of December 31, 2007, the 2.50% convertible subordinated notes were convertible into 2.2 million shares of our common stock.

3.00% Convertible Subordinated Notes. In September 2007, we issued $396.0 million aggregate principal amount of 3.00% Convertible Subordinated Notes due October 15, 2014. Interest is payable semi-annually on April 15 and October 15 of each year, commencing April 15, 2008.

Holders of the 3.00% convertible subordinated notes may convert their notes at their option on any day up to and including the business day immediately preceding the maturity date into shares of our common stock. The base conversion rate is 7.436 shares of common stock per $1,000 principal amount of 3.00% convertible subordinated notes, subject to adjustment. This represents a base conversion price of approximately $134.48 per share of common stock. If, at the time of conversion, the applicable stock price of our common stock exceeds the base conversion price, the conversion rate will be determined pursuant to a formula resulting in the receipt of up to 4.4616 additional shares of common stock per $1,000 principal amount of the 3.00% convertible subordinated notes, subject to adjustment. However, in no event would the total number of shares issuable upon conversion of the 3.00% convertible subordinated notes exceed 11.8976 per $1,000 principal amount of 3.00% convertible subordinated notes, subject to anti-dilution adjustments, or the equivalent of $84.05 per share of our common stock or a total of 4.7 million shares of our common stock. As of December 31, 2007, the 3.00% convertible subordinated notes were convertible into 2.9 million shares of our common stock.

Debt Obligations—Non-Convertible Debt

Washington D.C. Metro Area IBX Capital Lease. In April 2004, we entered into a long-term lease for a 95,000 square foot data center in the Washington, D.C. metro area. The center is adjacent to our existing Washington D.C. metro area IBX center. This lease, which includes the leasing of all of the IBX plant and machinery equipment located in the building, is a capital lease. We took possession of this property during the fourth quarter of 2004, and as a result, recorded property and equipment assets, as well as a capital lease obligation, totaling $35.3 million. Payments under this lease will be made monthly through October 2019 at an effective interest rate of 8.50% per annum. As of December 31, 2007, principal of $32.7 million remained outstanding under this capital lease.

San Jose IBX Equipment and Fiber Financing. In December 2004, we entered into a long-term lease for a 103,000 square foot data center in San Jose, and at the same time entered into separate agreements to purchase the equipment located within this new IBX center and to interconnect all three of our Silicon Valley area IBX centers to each other through redundant dark fiber links. Under U.S. generally accepted accounting principles, these three separate agreements are considered to be a single arrangement. Furthermore, while the building component of this transaction is classified as a long-term operating lease, the equipment and fiber portions of the transaction are classified as financed assets. We took possession of this property during the first quarter of 2005, and as a result, recorded property and equipment and prepaid fiber assets, as well as a financing obligation, totaling $18.7 million. Payments under this financing obligation will be made monthly through May 2020 at an effective interest rate of 8.50% per annum. As of December 31, 2007, principal of $14.5 million remained outstanding under this financing obligation.

Chicago IBX Equipment Financing. In July 2005, we entered into a long-term sublease for a 107,000 square foot data center in Chicago, and at the same time entered into a separate agreement to purchase the equipment located within this IBX center. Under U.S. generally accepted accounting principles, these two separate agreements are considered to be a single arrangement. Furthermore, while the building component of this transaction is classified as a long-term operating lease, the equipment portion of the transaction is classified as financed assets. We took possession of this property and title to the equipment assets in November 2005, and as a result, recorded IBX equipment assets, as well as a financing obligation, totaling $9.7 million at that time. Payments under this financing obligation will be made monthly through August 2015 at an effective interest rate of 7.50% per annum. As of December 31, 2007, principal of $7.5 million remained outstanding under this financing obligation.

Los Angeles IBX Financing. In September 2005, we purchased a 107,000 square foot data center in the Los Angeles metro area for $34.7 million, which we paid for in full with cash in September 2005. In October 2005, we entered into a purchase and sale agreement to sell this Los Angeles IBX for $38.7 million and to lease it back from the purchaser pursuant to a long-term lease, which closed in December 2005, and we received net proceeds from the sale of this property of $38.1 million. However, due to our continuing involvement in regards to certain aspects of this property, the sale and leaseback of this property does not qualify as a sale-leaseback under U.S. generally accepted accounting principles, but rather is accounted for as a financing of the property. We refer to this portion of the transaction as the Los Angeles IBX financing. Pursuant to the Los Angeles IBX financing, we recorded a financing obligation liability totaling $38.1 million in December 2005. Payments under the Los Angeles IBX financing will be made monthly through December 2025 at an effective interest rate of 7.75% per annum. As of December 31, 2007, principal of $37.9 million remained outstanding under this financing obligation.

Ashburn Campus Mortgage Payable. In December 2005, we completed the financing of our October 2005 purchase of the Ashburn campus property with a $60.0 million mortgage to be amortized over 20 years. Upon receipt of the $60.0 million of cash in December 2005, we recorded a $60.0 million mortgage payable. Payments under the Ashburn campus mortgage payable will be made monthly through January 2026 at an effective interest rate of 8.1% per annum. In December 2006, we obtained an additional financing of $40.0 million under the Ashburn campus mortgage payable, which increased the total amount financed under the Ashburn campus mortgage payable to $100.0 million, on the same terms as the initial mortgage payable. As of December 31, 2007, principal of $96.7 million remained outstanding under this mortgage payable.

$75.0 Million Silicon Valley Bank Revolving Credit Line. In August 2006, we amended the Silicon Valley Bank credit line by entering into a $75.0 million revolving line of credit agreement with Silicon Valley Bank, replacing the previously outstanding $50.0 million line of credit arrangement, and adding General Electric Capital Corporation (GE) as a lender. The $75.0 million Silicon Valley Bank revolving credit line allows for issuance of letters of credit (in addition to revolving borrowings), which has the effect of reducing the amount available for borrowing under the $75.0 million Silicon Valley Bank revolving credit line (the letters of credit sublimit). The $75.0 million Silicon Valley Bank revolving credit line also has an option for us to increase the amount of the line to $100.0 million at a later date, subject to approval of the lender or lenders electing to participate in such increase. In March 2007, we amended certain provisions of the Silicon Valley Bank revolving credit line which related to certain financial covenants, the addition of a liquidity covenant and the revision of the definition of “Approved Subordinated Debt” in order to allow us to proceed with the 2.50% convertible subordinated notes offering. The liquidity covenant requires us to maintain total liquidity of at least $75.0 million. The liquidity covenant is defined as the sum of cash, cash equivalents, short term investments, 80% of long term investments and 10% of net accounts receivable. In the event of a default, Silicon Valley Bank has the right to exercise a notice of control to give Silicon Valley Bank the sole right to control, direct or dispose of the assets as it deems necessary to satisfy our obligations under the Silicon Valley Bank Credit Line, if any. In October 2007, we further amended certain provisions of the Silicon Valley Bank revolving credit line which related to certain financial covenants and the definition of “Designation of Obligations” to include our 3.00% convertible subordinated notes offering that closed on September 26, 2007.

As of December 31, 2007, we were in compliance with all financial covenants in connection with the $75.0 million Silicon Valley Bank revolving credit line. Borrowings under the $75.0 million Silicon Valley Bank revolving credit line, if drawn, will bear interest at variable interest rates, plus the applicable margins, which were in effect prior to the amendments, based on either prime rates or LIBOR rates. The $75.0 million Silicon Valley Bank revolving credit line matures on September 15, 2008 and remains secured by substantially all of our domestic personal property assets and certain of our real property leases. As of December 31, 2007, we had a total of $13.0 million of outstanding letters of credit under the letters of credit sublimit of the $75.0 million Silicon Valley Bank revolving credit line reducing the amount of borrowings available to us to $62.0 million. These letters of credit automatically renew in successive one-year periods until the final termination. If the beneficiaries of these letters of credit decide to draw down on these letters of credit, we will be required to fund these letters of credit either through cash collateral or borrowings under the $75.0 million Silicon Valley Bank revolving credit line. However, no borrowings were outstanding under the $75.0 million Silicon Valley Bank revolving credit line. As of December 31, 2007, had we borrowed against the Silicon Valley Bank revolving credit line, such borrowings would have had an approximate interest rate of 7.35% per annum.

Chicago IBX Financing. In February 2007, our wholly-owned subsidiary obtained a loan of up to $110.0 million to finance up to 60% of the development and construction costs of the Chicago metro area IBX expansion project, which we refer to as the Chicago IBX financing. Funds are advanced at up to 60% of project costs incurred. As of December 31, 2007, we had received advances representing a loan payable totaling $105.6 million. As a result, up to $4.4 million remained available for borrowing from the Chicago IBX financing and is expected to be borrowed during the first quarter of 2008. The loan payable has a maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. The loan payable bears interest at a floating rate (one, three or six month LIBOR plus 2.75%) with interest payable monthly, which commenced March 1, 2007. As of December 31, 2007, the loan payable had an approximate interest rate of 7.56% per annum. The Chicago IBX financing has no specific financial covenants and contains a limited parent company guaranty. In February 2008, we received additional advances totaling $1.7 million, bringing the cumulative loan payable to date to $107.3 million with an approximate blended interest rate of 6.08% per annum.

Asia-Pacific Financing. In August 2007, our two wholly-owned subsidiaries, located in Singapore and Tokyo, Japan, entered into an approximately $40.0 million multi-currency credit facility agreement. The Asia-Pacific financing has a four-year term that allows these two subsidiaries to borrow up to 23.0 million Singapore dollars and 2.9 billion Japanese yen, respectively, during the first 12-month period with repayment to occur over the remaining three years in 12 equal quarterly installments. Amounts undrawn at the end of the first 12-month period shall be cancelled. The Asia-Pacific financing has a commitment fee of 0.3% on unutilized amounts during the 12-month draw period and bears interest at a floating rate (the relevant three-month local cost of funds for Singapore and Japan), as applicable, plus 1.85%-2.50% depending on the ratio of our senior indebtedness to our earnings before interest, taxes, depreciation and amortization, or EBITDA, with interest payable quarterly. The Asia-Pacific financing may be used by these two subsidiaries to fund capital expenditures on leasehold improvements, equipment, and other installation costs related to expansion plans in Singapore and Tokyo. The Asia-Pacific Financing is guaranteed by the parent company and is secured by the assets of these two subsidiaries, including a pledge of their shares, and has several financial covenants, with which we must comply quarterly. As of December 31, 2007, we borrowed 18.3 million Singapore dollars at an initial interest rate per annum of 4.66% and 1.5 billion Japanese yen at an initial interest rate per annum of 2.69%. Collectively the amounts borrowed equal $25.9 million leaving $14.1 million available to borrow under the Asia-Pacific financing. As of December 31, 2007, we were in compliance with all financial covenants in connection with the Asia-Pacific financing. In January 2008, the Asia-Pacific financing was amended to allow our subsidiary in Australia to borrow up to 32.0 million Australian dollars under the same general terms described above. This amendment increased the Asia-Pacific financing to approximately $68.0 million.

European Financing. In September 2007, as a result of the IXEurope acquisition, our wholly-owned subsidiary acquired a senior facilities agreement totaling 82.0 million British pounds (or approximately $162.9 million as translated using effective exchange rates as of December 31, 2007). The European financing is comprised of three facilities: (i) Facility A, which is available to draw upon through March 2008, provides for a term loan of up to 40.0 million British pounds and bears a floating interest rate per annum of between 1.00% and 2.25% above LIBOR or EURIBOR; (ii) Facility B, which is available to draw upon through June 2010, provides for a term loan of up to 40.0 million British pounds and bears a floating interest rate per annum of between 1.00% and 2.25% above LIBOR or EURIBOR and (iii) Facility C, which is available to draw upon through May 2014, provides for a revolving credit facility of up to 2.0 million British pounds and bears a floating interest rate per annum of between 0.875% and 2.125% above LIBOR or EURIBOR. The European financing has a final maturity date of June 30, 2014 and interest is payable in periods of one, two, three or six months at our election. Facility A will be repaid in 13 semi-annual installments commencing June 30, 2008. Facility B will be repaid in nine semi-annual installments commencing June 30, 2010. Facility C will be repaid at the final maturity date. The European financing is available to fund our subsidiary’s current or future operations in Europe, including capital expenditures, for certain pre-approved subsidiaries in Europe. The European financing is collateralized by certain of our assets in Europe and contains several financial covenants with which we must comply quarterly. As of December 31, 2007, we were in compliance with all financial covenants in connection with the European financing.

Upon a written request from us at any time after December 31, 2007 and through the final maturity date, and upon approval by the lenders, an additional term loan of up to 15.0 million British pounds (or approximately $29.8 million as translated using effective exchange rates as of December 31, 2007) may be made available to us. The European financing requires us to hedge the floating interest rates inherent in the European financing. As a result, we have two interest rate swaps outstanding in connection with the European financing, which are accounted for under the provisions of SFAS No., 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended. As of December 31, 2007, we had borrowed a total of 42.0 million British pounds (or approximately $83.6 million as translated using effective exchange rates as of December 31, 2007) under the European financing at a blended interest rate of 7.74% per annum leaving 40.0 million British pounds (or approximately $79.3 million as translated using effective exchange rates as of December 31, 2007) available to borrow under the European financing. In January 2008, we received additional advances totaling 7.7 million British pounds or approximately $15.2 million, bringing the cumulative loan payable to date to 49.7 million British pounds or approximately $98.8 million with a blended interest rate of 7.39% per annum.

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

Other Note Payable. In December 2007, we reclassified a total of $18.7 million of accrued restructuring liability related to the 2005 restructuring charge to other note payable. The other note payable is a non-interest bearing note but has an imputed interest rate of 6.14% per annum. Payments under the other note payable are payable quarterly and will be payable through the fourth quarter of 2009.

Debt Maturities, Financings, Leases and Other Contractual Commitments

We lease our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2027. The following represents our debt maturities, financings, leases and other contractual commitments as of December 31, 2007 (in thousands):

	2008	2009	2010	2011	2012	2013 and thereafter	Total
Convertible debt (1)	$—	$32,250	$—	$—	$250,000	$395,986	$678,236
Chicago IBX financing (1)	—	—	105,612	—	—	—	105,612
Asia-Pacific financing (1)	2,161	8,645	8,644	6,483	—	—	25,933
European financing (1)	2,037	10,186	10,391	12,429	12,532	35,969	83,544
Interest (2)	34,332	33,627	26,204	25,223	19,643	30,977	170,006
Mortgage payable (3)	10,164	10,164	10,164	10,164	10,165	133,503	184,324
Other note payable (3)	10,000	10,000	—	—	—	—	20,000
Capital lease and other financing obligations (3)	11,622	11,707	11,711	11,779	11,390	106,647	164,856
Operating leases under accrued restructuring charges (3)	3,973	4,025	4,094	4,224	4,472	11,524	32,312
Operating leases (4)	47,320	47,331	44,771	40,227	39,574	211,857	431,080
Other contractual commitments (4)	128,765	4,254	4,306	—	—	—	137,325

	$250,374	$172,189	$225,897	$110,529	$347,776	$926,463	$2,033,228

(1)	Represents principal only.
(2)	Represents interest on convertible debt, Chicago IBX financing, Asia-Pacific financing and European financing based on their approximate interest rates as of December 31, 2007.
(3)	Represents principal and interest.
(4)	Represents off-balance sheet arrangements. Other contractual commitments are described below.

Primarily as a result of our various IBX expansion projects, as of December 31, 2007, we were contractually committed for $100.1 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers prior to making them available to customers for installation. This amount, which is expected to be paid during 2008, is reflected in the table above as “other contractual commitments.”

We have other, non-capital purchase commitments in place as of December 31, 2007, such as commitments to purchase power in select locations, primarily in the U.S., Singapore and the United Kingdom, through 2008 and thereafter, and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2008. Such other purchase commitments as of December 31, 2007, which total $37.2 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures beyond the $100.1 million contractually committed as of December 31, 2007 in our various IBX expansion projects during 2008 of approximately $150.0 million to $200.0 million in order to complete the work needed to open these IBX centers. These non-contractual capital expenditures are not reflected in the table above.

As previously discussed above, in connection with six of our IBX operating leases and one utilities contract, we have entered into seven irrevocable letters of credit totaling $13.0 million with Silicon Valley Bank, provided in lieu of cash deposits under the letters of credit sublimit provision of the $75.0 million Silicon Valley Bank revolving credit line. If the beneficiaries of these letters of credit decide to draw down on these letters of credit, we will be required to fund these letters of credit either through cash collateral or borrowings under the Silicon Valley Bank revolving credit line. These contingent commitments are not reflected in the table above.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. . In February 2008, the FASB issued FSP FAS 157-1, which provides supplemental guidance on the application of SFAS No. 157, and FSP FAS 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities. We are currently in the process of evaluating the impact that the adoption of SFAS No. 157 will have on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure, on an instrument-by-instrument basis, many financial instruments and certain other assets and liabilities at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective as of the beginning of a fiscal year that begins after November 15, 2007. While we will not elect to adopt fair value accounting to any assets or liabilities allowed by SFAS No. 159, we are currently still in the process of evaluating SFAS No. 159 and its potential impact to us.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired or a gain from a bargain purchase. SFAS No. 141R also determines disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of a fiscal year that begins on or after December 15, 2008 and there are also implications for acquisitions that occur prior to this date. We are currently in the process of evaluating the impact that the adoption of SFAS No. 141(R) will have on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends ARB 51, Consolidated Financial Statements, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently in the process of evaluating the impact that the adoption of SFAS No. 160 will have on our financial position, results of operations and cash flows, if any.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The following discussion about market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We may be exposed to market risks related to changes in interest rates and foreign currency exchange rates and fluctuations in the prices of certain commodities, primarily electricity.

Interest Rate Risk

Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio. See Note 5 of Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. All of our cash equivalents and marketable securities are designated as available-for-sale and are therefore recorded at fair market value on our condensed consolidated balance sheets with the unrealized gains or losses reported as a separate component of other comprehensive income or loss. We consider various factors in determining whether we should recognize an impairment charge for our securities, including the length of time and extent to which the fair value has been less than our cost basis and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of December 31, 2007 our weighted-average portfolio maturity was relatively short. If current interest rates were to increase or decrease by 10% from their position as of December 31, 2007, the fair market value of our investment portfolio could increase or decrease by approximately $249,000.

An immediate 10% increase or decrease in current interest rates from their position as of December 31, 2007 would furthermore not have a material impact on our debt obligations due to the fixed nature of the majority of our debt obligations. The interest expense associated with our Chicago IBX financing, Asia-Pacific financing and European financing, which bear interest at floating rates tied to local cost of funds or LIBOR/EURIBOR, could be affected. For every 100 basis point change in interest rates, our interest expense could increase or decrease by a total of $2.1 million based on the total balance of our borrowings under the Chicago IBX financing, Asia-Pacific financing and European financing as of December 31, 2007.

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but do not impact our earnings or cash flows. The fair market value of our convertible subordinated debentures and convertible subordinated notes is based on quoted market prices. The estimated fair value of our convertible subordinated debentures at December 31, 2007 was approximately $83.7 million. The estimated fair value of our 2.50% convertible subordinated notes at December 31, 2007 was approximately $284.3 million. The estimated fair value of our 3.00% convertible subordinated notes at December 31, 2007 was approximately $487.2 million.

We acquired interest rate swaps in connection with the European financing, which itself was acquired in connection with the IXEurope acquisition. Interest incurred for the European financing is based on variable LIBOR and EURIBOR interest rates and exposes us to interest rate risk. To mitigate the interest rate exposure, IXEurope had entered into two interest rate swap agreements to hedge a portion of the European financing in order to transfer floating rate exposure to the counterparty in exchange for fixed payments by us. Upon the date of the IXEurope acquisition and through December 31, 2007, these interest rate swaps were considered not to be effective hedges under the provisions of SFAS No. 133. As a result, the change in fair value of these two interest rate swaps totaling a loss of $138,000 was recorded as a reduction of interest expense in our statements of operations for the year ended December 31, 2007.

We may enter into additional hedging agreements in the future to mitigate our exposure to interest rate risk.

Foreign Currency Risk

The majority of our revenues and costs is denominated in U.S. dollars, generated mostly from customers and vendors in the U.S. Approximately 23% of our revenues and 24% of our costs were outside the U.S., and a large portion of those revenues and costs were denominated in a currency other than the U.S. dollar, primarily the Singapore dollar, Japanese yen, Hong Kong and Australian dollars, British pound, Swiss franc and Euro. We anticipate that in 2008 and beyond, approximately 30-40% of our revenues and costs will be generated and incurred outside of the U.S. in currencies other than the U.S. dollar. As a result, our operating results and cash flows are impacted by currency fluctuations relative to the U.S. dollar.

Furthermore, to the extent that our international sales are denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our services less competitive in the international markets. Although we will continue to monitor our exposure to currency fluctuations, and when appropriate, may use financial hedging techniques to minimize the effect of these fluctuations, there can be no assurance that exchange rate fluctuations will not adversely affect our financial results in the future.

In July and August 2007, we entered into forward contracts to purchase 265.2 million British pounds at an average forward rate of 2.020007, or the equivalent of $535.6 million, for purposes of hedging a portion of the purchase price of the IXEurope acquisition. Upon cash payment in September 2007, we recorded a foreign exchange gain of $1.5 million, which is reflected within other income (expense) on our statement of operations for the year ended December 31, 2007.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the operations acquired from IXEurope plc on September 14, 2007, which are included in our fiscal 2007 consolidated financial statements and which, in the aggregate, consisted of $740.2 million and $534.6 million of total assets and net assets, respectively, as of December 31, 2007 and which in the aggregate, represented $37.5 million and $4.0 million of revenues and losses from operations, respectively, for the year then ended.

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. There were no significant changes in internal control over financial reporting during 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-1 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

There is no disclosure to report pursuant to Item 9B.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2008 Annual Meeting of Stockholders.

We adopted a Code of Ethics applicable for Chief Executive Officer and Senior Financial Officers and a Code of Business Conduct. This information is incorporated by reference to the Equinix proxy statement for the 2008 Annual Meeting of Stockholders and is also available on our website, www.equinix.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2008 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2008 Annual Meeting of Stockholders.

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

		Def. Proxy 14A	12/12/02

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.3	Bylaws of the Registrant.	10-K	12/31/02	3.2

3.4	Certificate of Amendment of the Bylaws of the Registrant.	10-Q	6/30/03	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Registration Rights Agreement (see Exhibit 10.7).

4.3	Indenture dated February 11, 2004 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	10-Q	3/31/04	10.99

4.4	Indenture dated March 30, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/07	4.4

4.5	Form of 2.50% Convertible Subordinated Note Due 2012 (see Exhibit 4.4).

4.6	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
4.7	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.6).

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.2+	Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.	S-4/A (File No. 333-93749)	5/9/00	10.9

10.3	2000 Equity Incentive Plan, as amended.				X

10.4	2000 Director Option Plan, as amended.				X

10.5	2001 Supplemental Stock Plan, as amended.				X

10.6	Form of Severance Agreement entered into by the Company and each of the Company’s executive officers.	10-Q	9/30/02	10.58

10.7	Registration Rights Agreement by and among Equinix and the Initial Purchasers, dated as of December 31, 2002.	10-K	12/31/02	10.75

10.8	Securities Purchase and Admission Agreement, dated April 29, 2003, among Equinix, certain of Equinix’s subsidiaries, i-STT Investments Pte Ltd, STT Communications Ltd and affiliates of Crosslink Capital.	8-K	5/1/03	10.1

10.9+	Lease Agreement dated as of April 21, 2004 between Eden Ventures LLC and Equinix, Inc.	10-Q	6/30/04	10.103

10.10	Equinix, Inc. 2004 International Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04	10.105

10.11	Equinix, Inc. Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04	10.106

10.12	Form of Restricted Stock Agreement for Equinix’s executive officers under the Company’s 2000 Equity Incentive Plan.	10-K	12/31/05	10.115

10.13	Lease Agreement dated June 9, 2005 between Equinix Operating Co., Inc. and Mission West Properties L.P. and associated Guaranty of Equinix, Inc.	10-Q	6/30/05	10.117

10.14	Letter Agreement dated October 6, 2005 among Equinix, Inc., STT Communications Ltd. and I-STT Investments Pte. Ltd.	8-K	10/6/05	99.1

10.15	Lease Agreement dated December 21, 2005 between Equinix Operating Co., Inc. and iStar El Segundo, LLC and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.126

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.16+	Loan and Security Agreement and Note between Equinix RP II, LLC and SFT I, Inc. dated December 21, 2005 and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.127

10.17	Lease Agreement dated as of December 21, 2005 between Equinix RP II, LLC and Equinix, Inc.	10-K	12/31/05	10.128

10.18	Lease Agreement dated September 14, 2006 between 777 Sinatra Drive Corp. and Equinix, Inc.	10-Q	9/30/06	10.135
10.19+	Second Amended and Restated Loan and Security Agreement dated August 10, 2006 between Silicon Valley Bank, General Electric Capital Corporation, Equinix, Inc. and Equinix Operating Co., Inc.	10-Q	9/30/06	10.136
10.20	First Omnibus Modification Agreement dated December 27, 2006 by and among SFT I, Inc. (“SFT I”), Equinix RP II, LLC (“RP II”) and Equinix, Inc. (“Equinix”), Amended and Restated Promissory Note dated December 27, 2006 by RP II in favor of SFT I and Reaffirmation of Guaranty dated December 27, 2006 by RP II and Equinix in favor of SFT I.	10-K	12/31/06	10.37
10.21	First Amendment to Deed of Lease dated December 27, 2006 by and between Equinix RP II, LLC and Equinix Operating Co., Inc.	10-K	12/31/06	10.38

10.22	Development Loan and Security Agreement dated February 2, 2007 by and between CHI 3, LLC and SFT I, Inc. and related Promissory Notes One through Four.	10-Q	3/31/07	10.37

10.23	Guaranty dated February 2, 2007 by and between Equinix, Inc. and SFT I, Inc.	10-Q	3/31/07	10.38

10.24	Completion and Payment Guaranty dated February 2, 2007 by and between Equinix, Inc. and SFT I, Inc.	10-Q	3/31/07	10.39
10.25	Master Lease dated February 2, 2007 by and between CHI 3, LLC and Equinix Operating Co., Inc. and associated Guaranty of Lease by Equinix, Inc.	10-Q	3/31/07	10.40

10.26	Severance Agreement dated March 16, 2007 by and between Stephen M. Smith and Equinix, Inc.	10-Q	3/31/07	10.44

10.27	Form of Restricted Stock Agreements for Stephen M. Smith under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/07	10.45

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.28	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement dated March 26, 2007 by and among Equinix, Inc., Equinix Operating Co., Inc., General Electric Capital Corporation and Silicon Valley Bank.	10-Q	3/31/07	10.46

10.29	Facility Agreement dated August 31, 2007 by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K., the Additional Borrowers (as defined therein), the Lenders (as defined therein), and ABN AMRO BANK N.V., and related Guarantee dated August 31, 2007 by Equinix, Inc.	10-Q	9/30/07	10.47

10.30	£82,000,000 Senior Facilities Agreement dated June 29, 2007 by and among IXEurope plc, CIT Bank Limited, as arranger, CIT Capital Finance (UK) Limited, as administrative agent and security trustee and the Lenders (as defined therein).	10-Q	9/30/07	10.49

10.31	Amendment No. 2 to Second Amended and Restated Loan and Security Agreement dated October 1, 2007 by and among Equinix, Inc., Equinix Operating Co., Inc., General Electric Capital Corporation and Silicon Valley Bank.	8-K	10/5/07	10.1

10.32

Amendment and Accession Agreement, dated as of January 31, 2008, by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K. and Equinix Australia Pty. Limited, as Borrowers, ABN AMRO Bank N.V., Singapore Branch, ABN AMRO Bank N.V., Japan Branch and ABN AMRO Australia Pty Limited, as Lenders and ABN AMRO Bank N.V., as Facility Agent, Arranger and Collateral Agent and related Amendment No. 1 to Guarantee by Equinix, Inc.

					X

10.33	2008 Equinix Annual Incentive Plan.				X

10.34	Form of Restricted Stock Unit Agreement for Equinix’s executive officers under the Company’s 2000 Equity Incentive Plan.				X

21.1	Subsidiaries of Equinix.				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

(b)	Exhibits.

See (a) (3) above.

(c)	Financial Statement Schedule.

See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUINIX, INC. (Registrant)

February 27, 2008	By	/s/ STEPHEN M. SMITH
Stephen M. Smith President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen M. Smith or Keith D. Taylor, or either of them, each with the power of substitution, their attorney-in-fact, to sign any amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN M. SMITH Stephen M. Smith	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2008

/s/ KEITH D. TAYLOR Keith D. Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2008

/s/ STEVEN T. CLONTZ Steven T. Clontz	Director	February 27, 2008

/s/ STEVEN P. ENG Steven P. Eng	Director	February 27, 2008

/s/ GARY F. HROMADKO Gary F. Hromadko	Director	February 27, 2008

/s/ SCOTT G. KRIENS Scott G. Kriens	Director	February 27, 2008

/s/ IRVING F. LYONS, III Irving F. Lyons, III	Director	February 27, 2008

/s/ CHRISTOPHER B. PAISLEY Christopher B. Paisley	Director	February 27, 2008

/s/ PETER F. VAN CAMP Peter F. Van Camp	Executive Chair	February 27, 2008

INDEX TO EXHIBITS

Exhibit Number	Description of Document
10.3	2000 Equity Incentive Plan, as amended.

10.4	2000 Director Option Plan, as amended.

10.5	2001 Supplemental Stock Plan, as amended.

10.32

Amendment and Accession Agreement, dated as of January 31, 2008, by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K. and Equinix Australia Pty. Limited, as Borrowers, ABN AMRO Bank N.V., Singapore Branch, ABN AMRO Bank N.V., Japan Branch and ABN AMRO Australia Pty Limited, as Lenders and ABN AMRO Bank N.V., as Facility Agent, Arranger and Collateral Agent and related Amendment No. 1 to Guarantee by Equinix, Inc.

10.33	2008 Equinix Annual Incentive Plan.

10.34	Form of Restricted Stock Unit Agreement for Equinix’s executive officers under the Company’s 2000 Equity Incentive Plan.

21.1	Subsidiaries of Equinix.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Equinix, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Equinix, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 10 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the acquired entity, IXEurope plc, from its assessment of internal control over financial reporting as of December 31, 2007 because it was acquired by the Company in a purchase business combination on September 14, 2007. We have also excluded IXEurope plc from our audit of internal control over financial reporting. IXEurope plc is a wholly-owned subsidiary whose total assets and total revenues represent approximately 34% and 9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

/s/ PricewaterhouseCoopers LLP

San Jose, CA

February 26, 2008

EQUINIX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$290,633	$82,563
Short-term investments	63,301	48,831
Accounts receivable, net of allowance for doubtful accounts of $446 and $273	60,089	26,864
Prepaids and other current assets	12,738	8,003

Total current assets	426,761	166,261
Long-term investments	29,966	25,087
Property and equipment, net	1,162,720	546,395
Goodwill	442,926	16,919
Intangible assets, net	67,207	522
Debt issuance costs, net	21,333	3,006
Other assets	30,955	13,642

Total assets	$2,181,868	$771,832

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$65,096	$27,269
Accrued property and equipment	76,504	23,337
Current portion of accrued restructuring charges	3,973	13,469
Current portion of capital lease and other financing obligations	3,808	1,977
Current portion of mortgage and loans payable	16,581	2,150
Other current liabilities	25,500	10,151

Total current liabilities	191,462	78,353
Accrued restructuring charges, less current portion	8,167	28,103
Capital lease and other financing obligations, less current portion	93,604	92,722
Mortgage and loans payable, less current portion	313,915	96,746
Convertible debt	678,236	86,250
Deferred tax liabilities	25,955	—
Deferred rent and other liabilities	56,097	34,630

Total liabilities	1,367,436	416,804

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.001 par value per share; 300,000,000 shares authorized in 2007 and 2006; 36,561,238 and 29,516,927 shares issued and outstanding in 2007 and 2006	37	29
Additional paid-in capital	1,376,915	904,573
Accumulated other comprehensive income (loss)	(3,888)	3,870
Accumulated deficit	(558,632)	(553,444)

Total stockholders’ equity	814,432	355,028

Total liabilities and stockholders’ equity	$2,181,868	$771,832

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year ended December 31,
	2007	2006	2005
Revenues	$419,442	$286,915	$221,057

Costs and operating expenses:
Cost of revenues	263,745	188,379	158,354
Sales and marketing	40,719	32,619	20,552
General and administrative	105,794	72,123	45,110
Restructuring charges	407	1,527	33,814
Gains on asset sales	(1,338)	(9,647)	—

Total costs and operating expenses	409,327	285,001	257,830

Income (loss) from operations	10,115	1,914	(36,773)
Interest income	15,406	6,627	3,584
Interest expense	(27,334)	(14,630)	(8,905)
Other income (expense)	3,047	(245)	25
Loss on debt extinguishment and conversion	(5,949)	—	—

Loss before income taxes and cumulative effect of a change in accounting principle	(4,715)	(6,334)	(42,069)
Income taxes	(473)	(439)	(543)

Net loss before cumulative effect of a change in accounting principle	(5,188)	(6,773)	(42,612)
Cumulative effect of a change in accounting principle for stock-based compensation (net of income taxes of $0)	—	376	—

Net loss	$(5,188)	$(6,397)	$(42,612)

Net loss per share:
Basic and diluted net loss per share before cumulative effect of a change in accounting principle	$(0.16)	$(0.23)	$(1.78)
Cumulative effect of a change in accounting principle	—	0.01	—

Basic and diluted net loss per share	$(0.16)	$(0.22)	$(1.78)

Weighted average shares	32,136	28,551	23,956

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)

For the Three Years Ended December 31, 2007

(in thousands, except share data )

	Preferred stock		Common stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2004	1,868,667	$2	18,999,468	$19	$776,123	$(260)	$2,257	$(504,435)	$273,706
Issuance of common stock upon exercise of common stock options and release of restricted stock	—	—	895,965	1	8,071	—	—	—	8,072
Issuance of stock upon exercise of stock warrants	965,674	1	111,840	—	1,509	—	—	—	1,510
Issuance of common stock under employee stock purchase plans	—	—	218,158	—	3,407	—	—	—	3,407
Issuance of preferred stock upon conversion of convertible secured notes	4,384,794	4	—	—	37,307	—	—	—	37,311
Issuance of common stock upon conversion of preferred stock	(7,219,135)	(7)	7,219,135	7	—	—	—	—	—
Issuance/revaluation of common stock warrants	—	—	—	—	(3)	—	—	—	(3)
Settlement of stock price guarantee	—	—	—	—	98	—	—	—	98
Tax benefit from employee stock plans	—	—	—	—	38	—	—	—	38
Deferred stock-based compensation, net of forfeitures	—	—	—	—	12,947	(12,947)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	8,277	—	—	8,277
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(42,612)	(42,612)
Foreign currency translation loss	—	—	—	—	—	—	(767)	—	(767)
Unrealized loss on investments	—	—	—	—	—	—	(364)	—	(364)

Net comprehensive loss	—	—	—	—	—	—	(1,131)	(42,612)	(43,743)

Balances as of December 31, 2005	—	—	27,444,566	27	839,497	(4,930)	1,126	(547,047)	288,673
Issuance of common stock upon exercise of common stock options and release of restricted stock	—	—	1,937,010	2	34,922	—	—	—	34,924
Issuance of stock upon exercise of stock warrants	—	—	26	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plans	—	—	135,325	—	3,912	—	—	—	3,912
Settlement of stock price guarantee	—	—	—	—	9	—	—	—	9
Tax benefit from employee stock plans	—	—	—	—	727	—	—	—	727
Cumulative effect adjustments upon adoption of FASB123R	—	—	—	—	(5,306)	4,930	—	—	(376)
Stock-based compensation, net of forfeitures	—	—	—	—	30,812	—	—	—	30,812
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(6,397)	(6,397)
Foreign currency translation gain	—	—	—	—	—	—	2,408	—	2,408
Unrealized gain on investments	—	—	—	—	—	—	336	—	336

Net comprehensive income (loss)	—	—	—	—	—	—	2,744	(6,397)	(3,653)

Balances as of December 31, 2006	—	—	29,516,927	29	904,573	—	3,870	(553,444)	355,028
Issuance of common stock upon follow-on offering	—	—	4,211,939	4	339,904	—	—	—	339,908
Issuance of common stock upon exercise of common stock options and release of restricted stock	—	—	1,336,049	2	31,583	—	—	—	31,585
Issuance of common stock upon conversion of convertible subordinated debentures	—	—	1,367,090	2	53,227	—	—	—	53,229
Issuance of common stock under employee stock purchase plans	—	—	120,787	—	4,771	—	—	—	4,771
Issuance of stock upon exercise of stock warrants	—	—	8,446	—	—	—	—	—	—
Stock-based compensation, net of forfeitures	—	—	—	—	42,857	—	—	—	42,857
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(5,188)	(5,188)
Foreign currency translation loss	—	—	—	—	—	—	(8,069)	—	(8,069)
Unrealized gain on investments	—	—	—	—	—	—	311	—	311

Net comprehensive loss	—	—	—	—	—	—	(7,758)	(5,188)	(12,946)

Balances as of December 31, 2007	—	$—	36,561,238	$37	$1,376,915	$—	$(3,888)	$(558,632)	$814,432

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(5,188)	$(6,397)	$(42,612)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	97,887	71,737	62,620
Stock-based compensation	42,731	30,767	8,277
Restructuring charges	407	1,527	33,814
Amortization of intangible assets	2,193	781	60
Accretion of asset retirement obligation & accrued restructuring charges	3,136	3,554	1,882
Amortization of debt issuance costs	3,227	880	1,675
Cumulative effect of a change in accounting principle	—	(376)	—
Gains on asset sales	(1,338)	(9,647)	—
Gain on foreign currency hedge	(1,494)	—	—
Other items	(993)	(166)	(168)
Changes in operating assets and liabilities:
Accounts receivable	(17,997)	(9,666)	(4,854)
Prepaids and other assets	6,465	(3,274)	3,245
Accounts payable and accrued expenses	(6,682)	4,756	3,755
Accrued restructuring charges	(13,669)	(12,804)	(3,066)
Other liabilities	11,335	3,740	2,967

Net cash provided by operating activities	120,020	75,412	67,595

Cash flows from investing activities:
Purchases of investments	(114,322)	(88,422)	(107,932)
Sales of investments	16,000	2,969	13,360
Maturities of investments	80,221	81,948	106,773
Purchase of Los Angeles IBX properties	(49,059)	—	(34,748)
Purchase of Ashburn campus property	—	—	(53,759)
Purchase of Chicago IBX property	—	(9,766)	—
Purchase of San Jose IBX property	(71,471)	—	—
Purchase of IXEurope, net of cash acquired	(541,792)	—	—
Purchases of other property and equipment	(416,811)	(162,291)	(45,412)
Accrued property and equipment	39,975	7,554	12,871
Proceeds from asset sales	1,657	9,530	—
Other investing activities	877	8	125

Net cash used in investing activities	(1,054,725)	(158,470)	(108,722)

Cash flows from financing activities:
Proceeds from exercise of warrants, stock options and employee stock purchase plans	36,356	38,836	12,989
Proceeds from issuance of common stock	339,908	—	—
Proceeds from mortgage payable	—	40,000	60,000
Proceeds from Los Angeles IBX financing	—	—	38,142
Proceeds from borrowings under credit line	—	40,000	30,000
Proceeds from convertible debt	645,986	—	—
Proceeds from loans payable	149,606	—	—
Repayment of borrowings from credit line	—	(70,000)	—
Repayment of capital lease and other financing obligations	(2,406)	(1,506)	(5,523)
Repayment of mortgage payable	(2,150)	(1,104)	—
Debt issuance costs	(22,287)	(811)	(997)
Other financing activities	—	692	—

Net cash provided by financing activities	1,145,013	46,107	134,611

Effect of foreign currency exchange rates on cash and cash equivalents	(2,238)	247	(155)
Net increase (decrease) in cash and cash equivalents	208,070	(36,704)	93,329
Cash and cash equivalents at beginning of year	82,563	119,267	25,938

Cash and cash equivalents at end of year	$290,633	$82,563	$119,267

Supplemental disclosure of cash flow information:
Cash paid for taxes	$242	$545	$—

Cash paid for interest	$26,900	$13,344	$7,133

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Equinix, Inc. (“Equinix” or the “Company”) was incorporated in Delaware on June 22, 1998. Equinix is the leading global provider of network-neutral data centers and Internet exchange services for enterprises, content companies, systems integrators and network services providers. Through the Company’s Internet Business Exchange (“IBX”) centers, customers can directly interconnect with every major global network and Internet service provider for their critical peering, transit and traffic exchange requirements. These interconnection points facilitate the highest performance and growth of the Internet by serving as neutral and open marketplaces for Internet infrastructure services, allowing customers to expand their businesses while reducing costs.

On September 14, 2007, a wholly-owned subsidiary of the Company purchased the entire issued and to be issued share capital of IXEurope plc (“IXEurope”), a publicly-held company headquartered in London, U.K. (the “IXEurope Acquisition”) (see Note 2). In September 2007, the Company completed the sale of 4,211,939 shares of its common stock resulting in net proceeds of $339,946,000 and the sale of its 3.00% Convertible Subordinated Notes resulting in gross proceeds of $395,986,000 (see Note 6) primarily to fund the IXEurope Acquisition.

As a result of the IXEurope Acquisition, as of December 31, 2007, the Company operates IBX centers in seventeen markets in the U.S., Asia-Pacific and Europe.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Equinix and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the consolidated financial statement presentation as of and for the year ended December 31, 2007.

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

Consolidation

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiaries” and Emerging Issues Task Force (“EITF”) Abstract No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” As a result, all majority-owned subsidiaries are consolidated unless the Company does not have control. Evidence of such a lack of effective control includes the Company’s inability to direct or cause the direction of the management and policies of a person, whether through the ownership of voting shares, by contract, or otherwise. As of December 31, 2007, all of the Company’s subsidiaries are wholly-owned.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2007, a dormant subsidiary of the Company in the Netherlands was liquidated. As a result, the historical foreign exchange gain of $621,000 accumulated within other comprehensive income associated with this dormant subsidiary was recognized in the Company’s results of operations for the year ended December 31, 2007 within other income (expense).

Cash, Cash Equivalents and Short-Term and Long-Term Investments

The Company considers all highly liquid instruments with an original maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of money market mutual funds, commercial paper and certificates of deposit with financial institutions with maturities up to 90 days. Short-term investments generally consist of certificates of deposits and commercial paper with original maturities of between 90 and 360 days and highly liquid debt securities of corporations, municipalities, agencies of the U.S. government and the U.S. government. Long-term investments generally consist of debt securities of corporations, municipalities, agencies of the U.S. government and the U.S. government with maturities greater than 360 days. Short-term and long-term investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income. The cost of securities sold is based on the specific identification method. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades.

Financial Instruments and Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash, cash equivalents and short-term and long-term investments, to the extent outstanding balances exceed federal insurance limits, and accounts receivable. Risks associated with cash, cash equivalents and short-term and long-term investments are mitigated by the Company’s investment policy, which limits the Company’s investing to only those marketable securities rated at least A-1/P-1 and A+/A1, as determined by independent credit rating agencies.

A significant portion of the Company’s customer base is comprised of businesses throughout the U.S. However, a portion of the Company’s revenues are derived from the Company’s Asia-Pacific and European operations. For the year ended December 31, 2007 the Company’s revenues were split approximately 77% in the U.S., 14% in Asia-Pacific and 9% in Europe. For the year ended December 31, 2006 the Company’s revenues were split approximately 86% in the U.S. and 14% in Asia-Pacific. For the year ended December 31, 2005 the Company’s revenues were split approximately 87% in the U.S. and 13% in Asia-Pacific. No single customer accounted for greater than 10% of accounts receivables or revenues as of or for the years ended December 31, 2007 and 2006. For the year ended December 31, 2005, one customer, IBM, accounted for 11% of revenues. No other single customer accounted for greater than 10% of revenues for the year ended December 31, 2005.

As of December 31, 2007 the Company had outstanding commitments of $380,849,000 due to one lender. These commitments are associated with real estate financing obligations in connection with the Other Note Payable (see Note 7), the Los Angeles IBX Financing (see Note 8), the Mortgage Payable (see Note 7) and the Chicago IBX Financing (see Note 7).

Property and Equipment

Property and equipment are stated at the Company’s original cost or relative fair value for acquired property and equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally two to five years for non-IBX center equipment and furniture and fixtures and two to

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Interest incurred is capitalized in accordance with SFAS No. 34, “Capitalization of Interest Costs.” Total interest cost incurred and total interest cost capitalized during the year ended December 31, 2007 was $35,039,000 and $7,705,000, respectively. Total interest cost incurred and total interest cost capitalized during the year ended December 31, 2006 was $16,205,000 and $1,575,000, respectively. No interest costs were capitalized during the year ended December 31, 2005.

Asset Retirement Costs

The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Subsequent to the initial measurement, the Company accretes the liability in relation to the asset retirement obligations over time and the accretion expense is recorded as a cost of revenue. The Company’s asset retirement obligations are primarily related to its IBX centers, of which the majority are leased under long-term arrangements, and, in certain cases, are required to be returned to the landlords in their original condition. All of the Company’s IBX center leases have been subject to significant development by the Company in order to convert them from, in most cases, vacant buildings or warehouses into IBX centers. The majority of the Company IBX centers’ initial lease terms expire at various dates ranging from 2010 to 2027 and all of them have renewal options available to the Company.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity of the Company’s asset retirement obligation liability (in thousands):

Asset retirement obligations as of December 31, 2004	$3,054
Additions	517
Reductions	(426)
Accretion expense	504

Asset retirement obligations as of December 31, 2005	3,649
Additions	—
Reductions	(200)
Accretion expense	536

Asset retirement obligations as of December 31, 2006	3,985
Additions	4,294
Reductions	(166)
Accretion expense	646

Asset retirement obligations as of December 31, 2007	$8,759

Goodwill and Other Intangible Assets

The Company is required to perform an impairment review of its goodwill balance on at least an annual basis. This impairment review involves a two-step process as follows:

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

Equinix currently operates in one reportable segment, but has determined that it operates in a number of reporting units for the purposes of SFAS No. 142, which consists of the Company’s geographic operations in 1) the United States, 2) Asia-Pacific and 3) Europe. As of December 31, 2007, the Company had goodwill attributable to the Asia-Pacific reporting unit and, as a result of the IXEurope Acquisition in September 2007, the Europe reporting unit. The Company performs its annual impairment review of the Asia-Pacific reporting unit in the fourth quarter and will perform its annual impairment review of the Europe reporting unit in the third quarter of 2008 as it approaches the one-year anniversary of the IXEurope Acquisition. The Company concluded that its goodwill attributed to the Company’s Asia-Pacific reporting unit was not impaired as the fair value of its Asia-Pacific reporting unit exceeded the carrying value of this reporting unit, including goodwill. The primary methods used to determine the fair values for SFAS No. 142 impairment purposes were the discounted cash flow and market methods. The assumptions supporting the discounted cash flow method, including the discount rate, which was assumed to be 13%, were determined using the Company’s best estimates as of the date of the impairment review.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and other intangible assets, net, consisted of the following as of December 31 (in thousands):

	2007	2006
Goodwill:
Asia-Pacific	$18,010	$16,919
Europe	424,916	—

	442,926	16,919

Other intangibles:
Intangible asset—customer contracts	69,209	4,370
Intangible asset—leases	5,254	1,017
Intangible asset—tradename	361	339
Intangible asset—workforce	160	160
Intangible asset—lease expenses	111	111

	75,095	5,997
Accumulated amortization	(7,888)	(5,475)

	67,207	522

	$510,133	$17,441

As a result of the IXEurope Acquisition, the Company recorded goodwill of $433,198,000 and intangible assets, comprised of customer contracts and leases, of $70,150,000. The customer contracts intangible asset is being amortized over an estimated useful life of 11 years and the lease intangible asset is being amortized over the remaining lease terms of the associated leases. All of these assets are denominated in British pounds and are subject to foreign currency fluctuations. The Company’s goodwill in Asia-Pacific is an asset denominated in Singapore dollars and is also subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses are a component of other comprehensive income and loss.

As a result of the Ashburn Campus Property Acquisition in October 2005, the Company assessed the fair value of the building, building improvements and land elements acquired and then assigned the relative fair value to each element, including several intangible assets totaling $1,128,000 (see Note 3). The Company amortizes these intangible assets on a straight-line basis over their estimated weighted average useful lives of approximately 2.13 years.

For the years ended December 31, 2007, 2006 and 2005, the Company recorded amortization expense of $2,452,000, $781,000 and $60,000, respectively, associated with its other intangible assets. The Company’s remaining intangible assets are expected to be fully amortized by 2018. Estimated future amortization expense related to these intangibles is as follows (in thousands):

Year ending:
2008	$6,446
2009	6,249
2010	6,245
2011	6,157
2012	6,139
2013 and thereafter	35,971

Total	$67,207

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The carrying value amounts of the Company’s financial instruments, which include cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, accrued expenses and long-term obligations, including the Mortgage Payable (see Note 7), approximate their fair value due to either the short-term maturity or the prevailing interest rates of the related instruments. The fair value of the Company’s Convertible Subordinated Debentures, 2.50% Convertible Subordinated Notes and 3.00% Convertible Subordinated Notes is based on quoted market prices (see Note 6). The following table sets forth the estimated fair values of the Company’s convertible debt for the years ended December 31(in thousands):

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible subordinated debentures	$32,250	$83,747	$86,250	$169,404
2.50% convertible subordinated notes	250,000	284,333	—	—
3.00% convertible subordinated notes	395,986	487,205	—	—

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the quarter ended December 31, 2005, the Company wrote-down the value of some property and equipment, primarily leasehold improvements, attributable to a lease for which the Company recorded a restructuring charge (see Note 15).

Revenue Recognition

Equinix derives more than 90% of its revenues from recurring revenue streams, consisting primarily of (1) colocation services, such as from the licensing of cabinet space and power; (2) interconnection services, such as cross connects and Equinix Exchange ports; (3) managed infrastructure services, such as Equinix Direct and bandwidth and (4) other services consisting of rent from non-IBX space. The remainder of the Company’s revenues are from non-recurring revenue streams, such as from the recognized portion of deferred installation revenues, professional services, contract settlements and equipment sales. Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to three years for IBX space customers. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the longer of the term of the related contract or expected life of the installation. Professional service fees are recognized in the period in which the services were provided and represent the culmination of a separate earnings process as long as they meet the criteria for separate recognition under EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue from bandwidth and equipment sales is recognized on a gross basis in accordance with EITF No. 99-19, “Recording Revenue as a Principal versus Net as an Agent”, primarily because the Company acts as the principal in the transaction, takes title to products and services and bears inventory and credit risk. To the extent the Company does not meet the criteria for gross basis accounting for bandwidth and equipment revenue, the Company records the revenue on a net basis. Revenue from contract settlements, when a customer wishes to terminate their contract early, is generally recognized on a cash basis when no remaining performance obligations exist to the extent that the revenue has not previously been recognized.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company occasionally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have generally not been significant. There were no significant service level credits issued during the years ended December 31, 2007, 2006 and 2005.

Revenue is recognized only when the service has been provided and when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. It is customary business practice to obtain a signed master sales agreement and sales order prior to recognizing revenue in an arrangement. Taxes collected from customers and remitted to governmental authorities are reported on a net basis and are excluded from revenue.

The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company generally does not request collateral from its customers although in certain cases the Company obtains a security interest in a customer’s equipment placed in its IBX centers or obtains a deposit. If the Company determines that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash. In addition, the Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for which the Company had expected to collect the revenues. If the financial condition of the Company’s customers were to deteriorate or if they became insolvent, resulting in an impairment of their ability to make payments, greater allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the Company’s reserves. A specific bad debt reserve of up to the full amount of a particular invoice value is provided for certain problematic customer balances. An additional reserve is established for all other accounts based on the age of the invoices and an analysis of historical credits issued. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable.

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

In January 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the consolidated financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 resulted in no cumulative effect of a change in accounting principle being recorded on the

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s consolidated financial statements during the year ended December 31, 2007. The Company will continue to classify the income tax related to interest and penalties recognized on uncertain tax positions, if any, in income taxes.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, SFAS No. 123(R), “Share-Based Payment,” and related pronouncements (“SFAS 123(R)”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees,” (“APB 25”) for periods beginning in fiscal year 2006. In March 2005 and December 2007, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) and No. 110 (“SAB 110”), respectively, providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R) and will apply the provisions of SAB 110 in 2008, the effective date of the pronouncement.

The Company currently uses the Black-Scholes option-pricing model to determine the fair value of stock options and shares purchased under the employee stock purchase plan as they only have a service condition. Certain of the Company’s employee equity awards have vesting criteria based upon the achievement of certain pre-determined Company stock price targets, which the Company refers to as market price conditions. The Company currently uses a Monte Carlo simulation option-pricing model to determine the fair value of certain restricted stock grants that have both a service and market price condition. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors. The Company estimates the expected volatility by using the average historical volatility of its common stock that it believes is the best representative of future volatility. The expected term of options used is calculated by taking the average of the vesting term and the contractual term of the option, as illustrated in SAB 107. In 2008, the Company will apply the provisions of SAB 110 in connection with the method of the expected term calculation. The risk-free interest rate used is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the equity awards. The Company does not anticipate paying any cash dividends in the foreseeable future and, therefore, the expected dividend rate used is zero.

During the years ended December 31, 2007 and 2006, the Company recorded stock-based compensation expense in accordance with SFAS 123(R) of $42,731,000 and $30,767,000, respectively. For the year ended December 31, 2005, the Company recorded stock-based compensation expense in accordance with APB 25 of $8,277,000.

SFAS No.123(R) does not allow the recognition of a deferred tax asset for unrealized tax benefits associated with the tax deductions in excess of the compensation recorded (excess tax benefit). The Company will recognize a benefit from stock-based compensation in equity if the excess tax benefit is realized by following the “with-and-without” approach. The excess tax benefit that the Company recorded during the year ended December 31, 2006 was approximately $727,000. During the year ended December 31, 2007, the Company did not record any excess tax benefit associated with its stock-based compensation.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income (Loss)

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

The following table sets forth the balance components of accumulated other comprehensive income (loss) as of December 31 (in thousands):

	2007	2006
Unrealized gain (loss) on investments	$190	$(120)
Foreign currency translation gain (loss)	(4,078)	3,990

	$(3,888)	$3,870

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share;” SEC Staff Accounting Bulletin (“SAB”) No. 98; EITF Issue 03-6, “Participating Securities and the Two-Class Method Under FASB 128” and EITF Issue 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” Under the provisions of SFAS No. 128, SAB No. 98 and EITF Issues 03-6 and 04-8, basic and diluted net loss per share are computed using the weighted-average number of common shares outstanding. Options, warrants and contingently convertible instruments were not included in the computation of diluted net loss per share. In addition, under EITF 04-8, the Company’s Convertible Subordinated Debentures, 2.50% Convertible Subordinated Notes and 3.00% Convertible Subordinated Notes qualify as contingently convertible instruments; however, they were not included in the Company’s diluted net loss per share calculations because to do so would be anti-dilutive for all periods presented.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31 (in thousands, except per share amounts):

	2007	2006	2005
Numerator:
Net loss	$(5,188)	$(6,397)	$(42,612)

Denominator:
Weighted average shares	32,595	28,796	23,956
Weighted average unvested restricted shares issued subject to forfeiture	(459)	(245)	—

Total weighted average shares	32,136	28,551	23,956

Net loss per share:
Basic and diluted	$(0.16)	$(0.22)	$(1.78)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for December 31:

	2007	2006	2005
Shares reserved for conversion of convertible subordinated debentures	816,457	2,183,548	2,183,548
Shares reserved for conversion of convertible 2.50% convertible subordinated notes	2,231,475	—	—
Shares reserved for conversion of convertible 3.00% convertible subordinated notes	2,944,551	—	—
Unvested restricted shares issued subject to forfeiture	457,245	247,750	—
Common stock warrants	1,034	9,490	10,688
Common stock related to stock-based compensation plans	3,678,390	3,626,531	4,442,977

	10,129,152	6,067,319	6,637,213

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

In July and August 2007, the Company entered into forward contracts to purchase 265,156,000 British pounds at an average forward rate of 2.020007, or the equivalent of $535,617,000, for purposes of hedging a portion of the purchase price of the IXEurope Acquisition. Upon cash payment in September 2007, the Company recorded a foreign exchange gain of $1,494,000, which is reflected within other income (expense) on the Company’s statement of operations for the year ended December 31, 2007.

The Company acquired interest rate swaps in connection with the European Financing (see Note 7). Interest incurred for the European Financing is based on variable interest rates and exposes the Company to interest rate risk. To mitigate the interest rate exposure, IXEurope had entered into two interest rate swap agreements to

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hedge a portion of the European Financing in order to transfer floating rate exposure to the counterparty in exchange for fixed payments by the Company. The change in fair value of these two interest rate swaps totaling a loss of $138,000 was recorded as an increase in interest expense in the accompanying statements of operations for the year ended December 31, 2007.

The Company may enter into additional hedging agreements in the future to mitigate its exposure to interest rate or foreign exchange risk.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. In February 2008, the FASB issued FSP FAS 157-1, which provides supplemental guidance on the application of SFAS No. 157, and FSP FAS 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities. The Company is currently in the process of evaluating the impact that the adoption of SFAS No. 157 will have on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure, on an instrument-by-instrument basis, many financial instruments and certain other assets and liabilities at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective as of the beginning of a fiscal year that begins after November 15, 2007. While the Company will not elect to adopt fair value accounting to any assets or liabilities allowed by SFAS No. 159, the Company is currently still in the process of evaluating SFAS No. 159 and its potential impact to the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired or a gain from a bargain purchase. SFAS 141R also determines disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of a fiscal year that begins on or after December 15, 2008 and there are also implications for acquisitions that occur prior to this date. The Company is currently in the process of evaluating the impact that the adoption of SFAS No. 141 (R) will have on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS No. 160 amends ARB 51, Consolidated Financial Statements, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently in the process of evaluating the impact that the adoption of SFAS 160 will have on its financial position, results of operations and cash flows, if any.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. IXEurope Acquisition

On September 14, 2007, a wholly-owned subsidiary of the Company purchased the entire issued and to be issued share capital of IXEurope, a publicly-held company headquartered in London, U.K. Under the final terms of the IXEurope Acquisition, IXEurope shareholders received 140 British pence in cash for each IXEurope share. The purchase price, including direct transaction costs, totaled 271,113,000 British pounds or $549,217,000. IXEurope, a similar business to that of the Company, operates data centers in the United Kingdom, France, Germany and Switzerland and provides the Company with an immediate entry into the European data center market, supplementing the Company’s existing U.S. and Asia-Pacific operations. This is the primary reason the Company paid significantly more than the carrying amount of IXEurope’s net book value, resulting in a significant amount of goodwill and intangible assets being recorded by the Company.

Fully-diluted shares of IXEurope held by IXEurope’s two top officers representing 1,974,000 British pounds of the total purchase price were not paid in cash upon closing. Instead, equity awards of the Company’s common stock with a fair value of $4,007,000 were issued to the two top officers of IXEurope and are subject to vesting based on continuous employment through the end of 2008, as well as certain financial performance criteria of the Europe operations (the “IXEurope Equity Compensation”). The IXEurope Equity Compensation was not accounted for as part of the purchase price of IXEurope. Rather, the IXEurope Equity Compensation is expensed into the operations of the Company over the vesting life of such awards.

Purchase Price Allocation

Under the purchase method of accounting, the total purchase price is allocated to IXEurope’s net tangible and intangible assets based upon their fair value as of the date of acquisition. Based upon the purchase price and the valuation of IXEurope, the purchase price allocation was as follows (in thousands):

Cash and cash equivalents	$7,425
Accounts receivable	15,322
Other current assets	16,611
Property and equipment	172,444
Goodwill	433,198
Intangible asset—customer contracts	65,831
Intangible asset—leases	4,319
Other assets	11,588

Total assets acquired	726,738
Accounts payable and accrued expenses	(44,528)
Accrued property and equipment	(13,192)
Current portion of capital leases	(1,430)
Current portion of loan payable	(826)
Other current liabilities	(8,333)
Capital leases, less current portion	(3,504)
Loan payable	(65,196)
Deferred tax liability	(26,716)
Unfavorable leases	(6,525)
Other liabilities	(7,271)

Net assets acquired	$549,217

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A total of $65,831,000 has been allocated to customer contracts, an intangible asset with an estimated useful life of 11 years. A total of $4,319,000 has been allocated to favorable leases, an intangible asset with an estimated life of 15.8 years. A total of $6,525,000 has been allocated to unfavorable leases, a liability with an estimated life of 11.7 years.

A total of $433,198,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized and will be tested for impairment at least annually and is not deductible for tax purposes.

Unaudited Pro forma Consolidated Combined Results

The consolidated financial statements of the Company include the operations of IXEurope from September 14, 2007 to December 31, 2007 and reflect the net assets acquired. The following unaudited pro forma combined financial information has been prepared to give effect to the IXEurope Acquisition by the Company using the purchase method of accounting and the related financings, the Common Stock Offering and the sale of 3.00% Convertible Subordinated Notes, to fund this acquisition. The unaudited pro forma combined financial information presents the consolidated results of the Company as if the IXEurope Acquisition and the related financings had been completed as of the beginning of each period presented. This pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the IXEurope Acquisition and the related financings occurred as of January 1, 2006 or 2007, nor is it necessarily indicative of the future results of operations of the combined company.

The following table sets forth the unaudited pro forma consolidated combined results of operations for the years ended December 31(in thousands, except per share data):

	2007	2006
Revenues	$497,397	$352,030
Net loss	(21,568)	(36,660)
Basic and diluted net loss per share	(0.67)	(1.12)

3. IBX Acquisitions and Expansions

Ashburn Campus Property Acquisition and Washington, D.C. Metro Area IBX Expansion Projects

In October 2005, the Company purchased an office/warehouse complex known as the Beaumeade Business Park located in Ashburn, Virginia (the “Ashburn Campus”), (the “Ashburn Campus Property Acquisition”). The total purchase price for the Ashburn Campus, including closing costs, was $53,759,000, which the Company paid for in full with cash in October 2005. The Company financed the purchase of the Ashburn Campus Property Acquisition with the Mortgage Payable (see Note 7).

In February 2006, the Company announced its intention to build out a new IBX center within the Ashburn Campus, which would be the fourth IBX center in the Washington, D.C. metro area, in order to further expand its existing Washington, D.C. metro area IBX center (the “Washington, D.C. Metro Area Fourth IBX Center Expansion Project”). The Company spent approximately $60,000,000 for the Washington, D.C. Metro Area Fourth IBX Center Expansion Project until completion. The Washington, D.C. Metro Area Fourth IBX Center Expansion Project fulfilled the Company’s obligation to invest at least $40,000,000 in capital improvements to the Ashburn Campus by December 31, 2007 pursuant to the terms of the initial Mortgage Payable on its Ashburn Campus. In December 2006, the Company received an additional financing of $40,000,000 under the same terms of the initial Mortgage Payable, which increased the total amount financed under the Mortgage Payable from $60,000,000 to $100,000,000 (see Note 7).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2007, the Company announced its intention to build out a new IBX center within the Ashburn Campus, which will be the fifth IBX center in the Washington, D.C. metro area, in order to further expand its existing Washington, D.C. metro area IBX center (the “Washington, D.C. Metro Area Fifth IBX Center Expansion Project”). As of December 31, 2007, the Company had incurred approximately $20,000,000 of capital expenditures for the Washington, D.C. Metro Area Fifth IBX Center Expansion Project.

Los Angeles IBX Acquisition and Los Angeles Metro Area IBX Expansion Projects

In September 2005, the Company purchased a 107,000 square foot data center in the Los Angeles metro area, which is comprised of the building, building improvements and land for a total purchase price, including closing costs, of $34,748,000, which the Company paid in full with cash in September 2005 (the “Los Angeles IBX Acquisition. The Company assessed the fair value of the building, building improvements and land elements of the Los Angeles IBX acquisition and then assigned the relative fair value to each element. In October 2005, the Company entered into a purchase and sale agreement to sell this Los Angeles IBX for $38,700,000 and to lease it back from the purchaser pursuant to a long-term lease (the “Los Angeles IBX Sale-Leaseback”). The Los Angeles IBX Sale-Leaseback closed in December 2005 and the Company received net proceeds from the sale of this property of $38,142,000. However, due to the Company’s continuing involvement in regards to certain aspects of this property, the Los Angeles IBX Sale-Leaseback does not qualify as a sale-leaseback under U.S. generally accepted accounting principles, but rather is accounted for as a financing of this property (the “Los Angeles IBX Financing”). Pursuant to the Los Angeles IBX Financing, the Company recorded a financing obligation liability totaling $38,142,000 in December 2005, which includes a residual property value of $6,555,000 (the “Residual Property Value”). The Residual Property Value represents a deferred gain on the Los Angeles Sale-Leaseback. Payments under the Los Angeles IBX Financing are made monthly, which commenced in January 2006, and are payable through December 2025, at an effective interest rate of approximately 7.75% per annum.

In June 2007, the Company purchased a new property, comprised of land and an empty building, located in El Segundo, California, for $49,059,000, including closing costs, which the Company paid in full in a cash transaction in June 2007. The Company intends to build an IBX center on this property, which will be the Company’s fourth IBX center in the Los Angeles metro area (the “Los Angeles Metro Area IBX Expansion Project”). As of December 31, 2007, the Company had incurred approximately $8,200,000 of capital expenditures for the Los Angeles Metro Area IBX Expansion Project.

Chicago Metro Area IBX Expansion Project

In June 2006, the Company purchased a 228,000 square foot stand-alone office/warehouse complex in the Chicago metro area for $9,766,000, including closing costs, in a cash transaction in June 2006. The Company built IBX center, its second IBX center location in the Chicago Metro Area, in multiple phases (the “Chicago Metro Area IBX Expansion Project”). The Company has spent approximately $175,000,000 to build out the first phase, which opened for customers during the third quarter of 2007. This includes an investment of approximately $40,000,000 to construct a specially built 250,000 square foot shell, acquire access to power and provision fiber for interconnection to the Company’s downtown Chicago IBX center location.

In February 2007, a wholly-owned subsidiary of the Company obtained a loan of up to $110,000,000, which has a term of three years and bears interest at a floating rate (one, three or six month LIBOR plus 2.75%), with an initial rate of 8.125%, to finance a portion of the development and construction costs of the Chicago Metro Area IBX Expansion Project (see Note 7).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New York Metro Area IBX Expansion Project

In September 2006, the Company entered into a long-term lease for a 340,000 square foot building in the New York metro area. The Company is building an IBX center, which will be the Company’s third IBX center in the New York metro area (the “New York Metro Area IBX Expansion Project”). Payments under this lease total $59,410,000, which will be paid in monthly installments through September 2021. The lease, which commenced in October 2006, contains a three-year option to purchase the building for $39,000,000 and is collateralized by the issuance of $7,800,000 letter of credit under the Silicon Valley Bank Credit Line Amendment (see Note 7). The Company is building out the new center in multiple phases. The Company has spent approximately $89,174,000 to build out the first phase, which opened for customers during the fourth quarter of 2007.

Tokyo IBX Acquisition and Tolyo IBX Expansion Project

In December 2006, a wholly-owned subsidiary of the Company entered into (i) an asset purchase agreement with VSNL International Japan K.K. (“VSNL”) for the purchase of certain IBX equipment for $7,500,000 in cash (the “Tokyo Equipment”), which also required that the Company enter into a colocation services agreement with VSNL whereby VSNL will be a customer of the Company’s for 10 years at agreed-upon rates (the “VSNL Customer Contract”) and (ii) a long-term operating lease, with an initial term of ten years, for a 73,000 square foot data center in the Tokyo metropolitan area with another unrelated party (the “Tokyo IBX Building Operating Lease” and collectively with the Tokyo Equipment, the “Tokyo IBX Acquisition”). Payments under the Tokyo IBX Building Operating Lease, which commenced in December 2006, will be made monthly and will be payable through December 2016, totaling approximately 1.8 billion Japanese yen or approximately $16,151,000 in cumulative lease payments.

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

While one of the floors in this multi-floor building was operational in December 2006, the Company is building out the additional floors of this IBX center in phases to become fully operational (the “Tokyo IBX Expansion Project”). As of December 31, 2007, the Company incurred approximately $16,600,000 of capital expenditures for the Tokyo IBX Expansion Project.

San Jose Property Acquisition and Silicon Valley Metro Area IBX Expansion Project

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2007, the Company announced its plan to invest further in one of the Company’s other existing IBX centers in the Silicon Valley metro area (the “Silicon Valley Metro Area IBX Expansion Project”). As of December 31, 2007, the Company had incurred approximately $25,283,000 of capital expenditures for the Silicon Valley Metro Area IBX Expansion Project.

Singapore IBX Expansion Project

In March and July 2007, the Company entered into long-term leases for new space in the same building in which the Company’s existing Singapore IBX center is located (the “Singapore IBX Expansion Project”). Minimum payments under four leases, which qualify as operating leases, total 4,973,000 Singapore dollars or approximately $3,450,000 in cumulative lease payments with monthly payments commencing in the third quarter of 2007. The Company is building out this new space in multiple phases. As of December 31, 2007, the Company had incurred approximately $15,500,000 of capital expenditures to build out this space.

Paris Saint Denis IBX Expansion Project

In October 2007, the Company entered into a long-term lease for new space in the same building in which its Paris Saint Denis IBX center is located in order to further expand the Company’s IBX operations in this location. Minimum payments under this lease, which qualifies as an operating lease, total 5,500,000 Euros (approximately $8,000,000 as translated using effective exchange rates at December 31, 2007) in cumulative lease payments with monthly payments commencing in the first quarter of 2008. The Company is building out this new space (the “Paris Saint Denis IBX Expansion Project”). As of December 31, 2007, the Company incurred approximately $1,600,000 for the Paris Saint Denis IBX Expansion Project.

Hong Kong IBX Expansion Project

In November 2007, the Company entered into a long-term lease for new space in the same building in which its existing Hong Kong IBX center is located. Minimum payments under this lease, which qualifies as an operating lease, totaled 81.0 million Hong Kong dollars (approximately $10.4 million as translated using effective exchange rates at December 31, 2007) in cumulative lease payments with monthly payments, which commenced in the fourth quarter of 2007. The Company plans to build out this new space commencing in the first quarter of 2008 (the “Hong Kong IBX Expansion Project”).

4. Gains on Asset Sales

EMS Sale

In December 2007, the Company sold its Equinix mail service (“EMS”) offering located in Singapore for cash gross proceeds of $1,657,000 (the “EMS Sale”) in a related party transaction (see Note 13) resulting in a gain of $1,338,000. EMS was a service offering unique to Singapore and was acquired by the Company in its acquisition of i-STT Pte Ltd (“i-STT Acquisition”) on December 31, 2002; however, it was not considered a core service offering for the Company and the sale enables the Company to focus on its core IBX service offerings in Singapore.

Honolulu IBX Sale

In December 2006, the Company sold its Honolulu IBX center for $9,750,000 of gross cash proceeds (the “Honolulu IBX Sale”) to a company led by former Equinix personnel. The Honolulu IBX center was originally acquired by the Company in its acquisition of Pihana Pacific, Inc. on December 31, 2002 (the “Pihana Acquisition”). The Honolulu IBX was ascribed a nominal book value in the Pihana Acquisition and was the Company’s smallest IBX center in the Company’s smallest market.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounted for the Honolulu IBX Sale under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of long-Lived Assets,” which resulted in a gain of $9,647,000 in continuing operations comprised of the following (in thousands):

Cash proceeds	$9,750
Cash transaction costs	(220)

Net cash proceeds	9,530

Adjustments:
Prepaid expenses	(4)
Property and equipment	(280)
Asset retirement obligation	200
Deferred rent	201

Subtotal	117

Gain on Honolulu IBX sale	$9,647

5. Balance Sheet Components

Cash, Cash Equivalents and Short-term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following as of December 31 (in thousands):

	2007	2006
Money market	$272,099	$55,883
Commercial paper	24,218	37,625
U.S. government and agency obligations	32,801	42,932
Corporate bonds	36,604	16,753
Other securities	18,178	3,288

Total available-for-sale securities	383,900	156,481
Less amounts classified as cash and cash equivalents	(290,633)	(82,563)

Total securities classified as investments	93,267	73,918
Less amounts classified as short-term investments	(63,301)	(48,831)

Total market value of long-term investments	$29,966	$25,087

The original maturities of all short-term investments were less than one year as of December 31, 2007 and 2006. The original maturities of all long-term investments were greater than one year and less than three years as of December 31, 2007. The original maturities of all long-term investments were greater than one year and less than two years as of December 31, 2006. As of December 31, 2007 and 2006, cash equivalents included investments in other securities with various contractual maturity dates that did not exceed 90 days. Gross realized gains and losses from the sale of securities classified as available-for-sale were not material for the years ended December 31, 2007, 2006 and 2005. For the purpose of determining gross realized gains and losses, the cost of securities is based upon specific identification.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, the Company’s net unrealized gains (losses) on its available-for-sale securities were comprised of the following (in thousands):

	Unrealized gains	Unrealized losses	Net unrealized gain (losses)
Cash and cash equivalents	$1	$(1)	$—
Short-term investments	90	(16)	74
Long-term investments	137	(21)	116

	$228	$(38)	$190

None of the securities held at December 31, 2007 were other-than-temporarily impaired. While certain marketable securities carried unrealized losses, the Company expects that it will receive both principal and interest according to the stated terms of each of the securities and that the decline in market value is primarily due to changes in the interest rate environment from the time the securities were purchased as compared to interest rates at December 31, 2007.

The following table summarizes the fair value and gross unrealized losses related to 18 available-for-sale securities with an aggregate cost basis of $31,358,000, aggregated by type of investment and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2007 (in thousands):

	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or more
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
Commercial paper	$16,963	$(1)	$—	$—
Corporate bonds	9,988	(33)	—	—
Other securities	4,407	(4)	—	—

	$31,358	$(38)	$—	$—

As of December 31, 2006, the Company’s net unrealized gains (losses) on its available-for-sale securities were comprised of the following (in thousands):

	Unrealized gains	Unrealized losses	Net unrealized gain (losses)
Cash and cash equivalents	$2	$(1)	$1
Short-term investments	5	(84)	(79)
Long-term investments	16	(58)	(42)

	$23	$(143)	$(120)

None of the securities held at December 31, 2006 were other-than-temporarily impaired. While certain marketable securities carried unrealized losses, the Company expects that it will receive both principal and interest according to the stated terms of each of the securities and that the decline in market value is primarily due to changes in the interest rate environment from the time the securities were purchased as compared to interest rates at December 31, 2006.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value and gross unrealized losses related to 26 available-for-sale securities with an aggregate cost basis of $56,898,000, aggregated by type of investment and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2006 (in thousands):

	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or more
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
Commercial paper	$15,907	$(2)	$—	$—
U.S. government & agency obligations	15,249	(15)	10,935	(51)
Corporate bonds	6,547	(21)	6,430	(52)
Other securities	1,687	(2)	—	—

	$39,390	$(40)	$17,365	$(103)

Accounts Receivable

Accounts receivable, net, consists of the following as of December 31 (in thousands):

	2007	2006
Accounts receivable	$98,141	$52,500
Unearned revenue	(37,606)	(25,363)
Allowance for doubtful accounts	(446)	(273)

	$60,089	$26,864

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

Additions (reductions) to the allowance for doubtful accounts were approximately $94,000, $39,000 and ($464,000) for the years ended December 31, 2007, 2006 and 2005, respectively. Charges (recoveries) against the allowance were approximately ($79,000), ($89,000) and ($272,000) for the years ended December 31, 2007, 2006 and 2005, respectively.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment consisted of the following as of December 31 (in thousands):

	2007	2006
IBX plant and machinery	$503,755	$191,243
Leasehold improvements	481,409	416,952
Buildings	153,692	50,526
IBX equipment	128,423	84,499
Site improvements	96,041	904
Computer equipment and software	60,881	35,913
Land	50,979	24,967
Furniture and fixtures	5,698	2,438
Construction in progress	133,501	88,429

	1,614,379	895,871
Less accumulated depreciation	(451,659)	(349,476)

	$1,162,720	$546,395

Site improvements are improvements to owned property versus leasehold improvements, which are improvements to leased property. Site improvements are depreciated using the straight-line method over the estimated useful life of the respective asset, generally 10 to 15 years.

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $40,486,000 and $35,361,000 at December 31, 2007 and December 31, 2006, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $7,539,000 and $4,713,000 for the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007 and December 31, 2006, the Company had accrued property and equipment expenditures of $76,504,000 and $23,337,000, respectively. The Company’s planned capital expenditures during 2008 in connection with recently acquired IBX properties and expansion efforts are substantial. For further information, refer to “Other Purchase Commitments” in Note 12.

In October 2005, the Company wrote-off all remaining property and equipment, primarily leasehold improvements, in connection with the Company’s San Jose Ground Lease totaling $1,486,000. The Company decided to exit from this excess leased space as these assets do not provide any ongoing benefit (see Note 15).

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of December 31 (in thousands):

	2007	2006
Accounts payable	$14,816	$4,515
Accrued compensation and benefits	18,875	11,836
Accrued utility and security	8,709	3,849
Accrued interest	6,461	1,318
Accrued taxes	6,925	2,081
Accrued professional fees	2,094	1,362
Accrued other	7,216	2,308

	$65,096	$27,269

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Current Liabilities

Other current liabilities consisted of the following as of December 31 (in thousands):

	2007	2006
Deferred installation revenue	$16,295	$7,838
Customer deposits	4,643	799
Deferred recurring revenue	3,811	674
Deferred rent	400	401
Other current liabilities	351	439

	$25,500	$10,151

Deferred Rent and Other Liabilities

Deferred rent and other liabilities consisted of the following as of December 31 (in thousands):

	2007	2006
Deferred rent, non-current	$26,512	$20,522
Deferred installation revenue, non-current	10,241	3,856
Asset retirement obligations	8,759	3,985
Deferred recurring revenue, non-current	5,745	6,058
Other liabilities	4,840	209

	$56,097	$34,630

The Company currently leases the majority of its IBX centers and certain equipment under non-cancelable operating lease agreements expiring through 2027 (see Note 12, “Operating Lease Commitments”). The centers’ lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated rent expense abatement periods to better match the phased build-out of its centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent.

In December 2006, the Company purchased the Tokyo Equipment in a part-monetary and part-non-monetary transaction and, as a result, recorded $6,732,000 of deferred recurring revenue, of which $6,058,000 was classified as non-current (see Note 3). This deferred recurring revenue is amortized into recurring revenue on a straightline basis over the 10-year term of the revenue contract, which commenced in late December 2006.

6. Convertible Debt

The Company’s convertible debt consisted of the following as of December 31 (in thousands):

	2007	2006
Convertible subordinated debentures	$32,250	$86,250
2.50% convertible subordinated notes	250,000	—
3.00% convertible subordinated notes	395,986	—

	$678,236	$86,250

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Subordinated Debentures

In February 2004, the Company issued $86,250,000 principal amount of 2.5% Convertible Subordinated Debentures due February 15, 2024 (the “Convertible Subordinated Debentures”). Interest is payable semi-annually, in arrears, on February 15th and August 15th of each year.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company recognized a loss on debt conversion totaling $3,395,000 as a result of the Convertible Subordinated Debentures’ Partial Conversion in accordance with FASB No. 84, “Induced Conversions of Convertible Debt”, due to the Inducement Fee. As a result of the Convertible Subordinated Debentures’ Partial Conversion, a total of $53,229,000 was credited to stockholders’ equity during the first quarter of 2007, which was comprised of $54,000,000 of Convertible Subordinated Debentures, offset by $771,000 of unamortized debt issuance costs since, at the time of issuance, the Convertible Subordinated Debentures did not contain a beneficial conversion feature. As of December 31, 2007, debt issuance costs related to the Convertible Subordinated Debentures, net of amortization, were $269,000 and are being amortized to interest expense using the effective interest method through February 15, 2009.

As of December 31, 2007, a total of $32,250,000 of Convertible Subordinated Debentures remained outstanding and were convertible into 816,457 shares of the Company’s common stock.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Upon conversion, due to the conversion formulas associated with the 2.50% Convertible Subordinated Notes, if the Company’s stock is trading at levels exceeding 130% of the conversion price per share of common stock, and if the Company elects to pay any portion of the consideration in cash, additional consideration beyond the $250,000,000 of gross proceeds received would be required. However, in no event would the total number of shares issuable upon conversion of the 2.50% Convertible Subordinated Notes exceed 11.6036 per $1,000 principal amount of Convertible Subordinated Notes, subject to anti-dilution adjustments, or the equivalent of $86.18 per share of common stock or a total of 2,900,900 shares of the Company’s common stock. As of December 31, 2007, the 2.50% Convertible Subordinated Notes were convertible into 2,231,475 shares of the Company’s common stock.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transactions that constitute a change of control, the Company will increase the conversion rate for a holder who elects to convert the 2.50% Convertible Subordinated Notes in connection with such change of control in certain circumstances.

The Company has considered the guidance in FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”, EITF Abstract No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and EITF Abstract No. 00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’ to Certain Convertible Instruments” and other related accounting pronouncements and has determined that the 2.50% Convertible Subordinated Notes do not contain a beneficial conversion feature as the fair value of the Company’s common stock on the date of issuance was less than the initial conversion price outlined in the agreement. In addition, the 2.50% Convertible Subordinated Notes contain one embedded derivative requiring bifurcation and separate accounting treatment, the Parity Provision Clause, which had a zero fair value as of December 31, 2007. The Company will remeasure this embedded derivative each reporting period, as applicable with changes in fair value in the statement of operations.

The costs related to the 2.50% Convertible Subordinated Notes were capitalized and are being amortized to interest expense using the effective interest method, through March 15, 2012, the first date that the holders of the 2.50% Convertible Subordinated Notes can convert without satisfaction of the Stock Price Condition Conversion Clause, Parity Provision Clause or the Corporate Action Provision Clause. Debt issuance costs related to the 2.50% Convertible Subordinated Notes, net of amortization, were $6,761,000 as of December 31, 2007.

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

Holders of the 3.00% Convertible Subordinated Notes may convert their notes at their option on any day up to and including the business day immediately preceding the maturity date into shares of the Company’s common stock. The base conversion rate is 7.436 shares of common stock per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to adjustment. This represents a base conversion price of approximately $134.48 per share of common stock. If, at the time of conversion, the applicable stock price of the Company’s common stock exceeds the base conversion price, the conversion rate will be determined pursuant to a formula resulting in the receipt of up to 4.4616 additional shares of common stock per $1,000 principal amount of the 3.00% Convertible Subordinated Notes, subject to adjustment. However, in no event would the total number of shares issuable upon conversion of the 3.00% Convertible Subordinated Notes exceed 11.8976 per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to anti-dilution adjustments, or the equivalent of $84.05 per share of the Company’s common stock or a total of 4,711,283 shares of the Company’s common stock. As of December 31, 2007, the 3.00% Convertible Subordinated Notes were convertible into 2,944,551 shares of the Company’s common stock.

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

The costs related to the 3.00% Convertible Subordinated Notes were capitalized and are being amortized to interest expense using the effective interest method over the seven-year term of the 3.00% Convertible Subordinated Notes. Debt issuance costs related to the 3.00% Convertible Subordinated Notes, net of amortization, were $10,489,000 as of December 31, 2007.

7. Non-Convertible Debt

The Company’s non-convertible debt consisted of the following as of December 31 (in thousands):

	2007	2006
Mortgage payable	$96,746	$98,896
Chicago IBX financing	105,612	—
Asia-Pacific financing	25,933	—
European financing	83,544	—
Other note payable	18,661	—

	$330,496	$98,896

Mortgage Payable

In December 2005, the Company financed the Ashburn Campus Property Acquisition with a $60,000,000, 8% mortgage to be amortized over 20 years (the “Mortgage Payable”). Payments for the Mortgage Payable are payable monthly, commenced February 2006, and will be payable through January 2026. The Mortgage Payable is collateralized by the Ashburn Campus property and related assets. Pursuant to the terms of the Mortgage Payable, the Company agreed to invest at least $40,000,000 in capital improvements to the Ashburn Campus by December 31, 2007. In December 2006, the Company obtained additional financing of $40,000,000, which increased the total amount financed by the Mortgage Payable from $60,000,000 to $100,000,000, on the same

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms as the initial Mortgage Payable. The Company used this additional funding to finance the Washington, D.C. Metro Area IBX Expansion Project (see Note 3). The Mortgage Payable has numerous covenants; however, there are no specific financial ratios or minimum operating performance covenants. As of December 31, 2007, the Company was in compliance with all covenants in connection with the Mortgage Payable.

Chicago IBX Financing

In February 2007, a wholly-owned subsidiary of the Company obtained a loan of up to $110,000,000 to finance up to 60% of the development and construction costs of the Chicago Metro Area IBX Expansion Project (the “Chicago IBX Financing”). The Company periodically receives advances of funds in conjunction with costs incurred for construction of its Chicago Metro Area IBX Expansion Project (the “Loan Payable”). As of December 31, 2007, the Company had received advances totaling $105,612,000. As a result, up to $4,388,000 remained available for borrowing from the Chicago IBX Financing.

The Loan Payable has a maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. The Loan Payable bears interest at a floating rate (one, three or six month LIBOR plus 2.75%) with interest payable monthly, which commenced March 1, 2007. As of December 31, 2007, the Loan Payable had an approximate interest rate of 7.56% per annum. The Chicago IBX Financing has no specific financial covenants and contains a limited parent company guaranty.

The debt issuance costs related to the Chicago IBX Financing were capitalized and are being amortized to interest expense using the effective interest method through January 31, 2010. Debt issuance costs related to the Chicago IBX Financing, net of amortization, were $1,841,000 as of December 31, 2007.

Asia-Pacific Financing

In August 2007, two wholly-owned subsidiaries of the Company, located in Singapore and Tokyo, Japan, entered into an approximately $40,000,000 multi-currency credit facility agreement (the “Asia-Pacific Financing”). The Asia-Pacific Financing has a four-year term that allows these two subsidiaries to borrow up to 23,000,000 Singapore dollars and 2,932,500,000 Japanese yen, respectively, during the first 12-month period with repayment to occur over the remaining three years in twelve 12 quarterly installments (collectively, the “Loans Payable”). Amounts undrawn at the end of the 12-month period shall be cancelled. The Asia-Pacific Financing has a commitment fee of 0.3% on unutilized amounts during the 12-month draw period and bears interest at a floating rate (the relevant three-month local cost of funds for Singapore and Japan), as applicable, plus 1.85%-2.50% depending on the ratio of the Company’s senior indebtedness to its earnings before interest, taxes, depreciation and amortization, or EBITDA, with interest payable quarterly. The Asia-Pacific Financing may be used by these two subsidiaries to fund capital expenditures on leasehold improvements, equipment, and other installation costs related to expansion plans in Singapore and Tokyo. The Asia-Pacific Financing is guaranteed by the parent, Equinix, Inc., is secured by the assets of these two subsidiaries, including a pledge of their shares, and has several financial covenants, with which the Company must comply quarterly. As of December 31, 2007, the Company had borrowed 18,282,000 Singapore dollars at an approximate interest rate per annum of 4.66% and 1,476,832,000 Japanese yen at an approximate interest rate per annum of 2.69%. Collectively the amounts borrowed equal $25,933,000 leaving $14,067,000 available to borrow under the Asia-Pacific Financing. As of December 31, 2007, the Company was in compliance with all financial covenants in connection with the Asia-Pacific Financing. In January 2008, the Asia-Pacific Financing was amended to allow the Company’s subsidiary in Australia to borrow up to 32,000,000 Australian dollars under the same general terms described above amending the Asia-Pacific Financing into an approximately $68,000,000 multi-currency credit facility agreement (see Note 16).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The debt issuance costs related to the Asia-Pacific Financing were capitalized and are being amortized to interest expense using the effective interest method over the four-year life of the Asia-Pacific Financing. Debt issuance costs related to the Asia-Pacific Financing, net of amortization, were $642,000 as of December 31, 2007.

European Financing

In September 2007, as a result of the IXEurope Acquisition (see Note 2), a wholly-owned subsidiary of the Company acquired a senior facilities agreement totaling 82,000,000 British pounds (or approximately $162,934,000 as translated using effective exchange rates as of December 31, 2007) (the “European Financing”). The European Financing is comprised of three facilities: (i) Facility A, which is available to draw upon through March 2008, provides for a term loan of up to 40,000,000 British pounds and bears a floating interest rate per annum of between 1.00% and 2.25% above LIBOR or EURIBOR; (ii) Facility B, which is available to draw upon through June 2010, provides for a term loan of up to 40,000,000 British pounds and bears a floating interest rate per annum of between 1.00% and 2.25% above LIBOR or EURIBOR and (iii) Facility C, which is available to draw upon through May 2014, provides for a revolving credit facility of up to 2,000,000 British pounds and bears a floating interest rate per annum of between 0.875% and 2.125% above LIBOR or EURIBOR (collectively, the “Loans Payable”). The European Financing has a final maturity date of June 30, 2014 and interest is payable in periods of one, two, three or six months at the election of the Company’s European subsidiary. Facility A will be repaid in 13 semi-annual installments commencing June 30, 2008. Facility B will be repaid in nine semi-annual installments commencing June 30, 2010. Facility C will be repaid at the final maturity date. The European Financing is available to fund the Company’s subsidiary’s current or future operations in Europe, including capital expenditures, for certain pre-approved subsidiaries in Europe. The European Financing is collateralized by certain of the Company’s assets in Europe and contains several financial covenants with which the Company must comply quarterly. As of December 31, 2007, the Company was in compliance with all financial covenants in connection with the European Financing.

Upon a written request from the Company at any time after December 31, 2007 and through the final maturity date, and upon approval by the lenders, an additional term loan of up to 15,000,000 British pounds (or approximately $29,805,000 as translated using effective exchange rates as of December 31, 2007) may be made available to the Company. The European Financing requires the Company to hedge the floating interest rates inherent in the European Financing. As a result, the Company has two interest rate swaps outstanding in connection with the European Financing, which are accounted for under the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (see Note 1).

As of December 31, 2007, the Company had borrowed a total of 42,045,000 British pounds or approximately $83,544,000 under the European Financing at a blended interest rate per annum of 7.73% leaving 39,955,000 British pounds or approximately $79,390,000 available to borrow under the European Financing.

Other Note Payable

In December 2007, in accordance with the agreement with the landlord to abandon a lease, the Company reclassified a total of $18,661,000 of accrued restructuring liability related to the 2005 Restructuring Charge to other note payable (see note 15). The Other Note Payable is a non-interest bearing note but has an imputed interest rate per annum of 6.14%. Payments under the Other Note Payable, which total $20,000,000, are payable quarterly and will be payable through the fourth quarter of 2009.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Silicon Valley Bank Credit Line

In August 2006, the Company amended the Silicon Valley Bank Credit Line to increase the line to $75,000,000, replacing the previously outstanding $50,000,000 line of credit arrangement, and added General Electric Capital Corporation as a lender. The Silicon Valley Bank Credit Line Amendment also has an option for the Company to increase the amount of the line to $100,000,000 at a later date, subject to approval of the lender or lenders electing to participate in such increase.

In March 2007, the Company amended certain provisions of the Silicon Valley Bank Credit Line which related to certain financial covenants, the addition of a liquidity covenant and the revision of the definition of “Approved Subordinated Debt” in order to allow the Company to proceed with the 2.50% Convertible Subordinated Notes offering (see Note 6). The liquidity covenant requires the Company to maintain total liquidity of at least $75,000,000. The liquidity covenant is defined as the sum of cash, cash equivalents, short-term investments, 80% of long-term investments and 10% of net accounts receivable. In the event of a default, Silicon Valley Bank has the right to exercise a notice of control to give Silicon Valley Bank the sole right to control, direct or dispose of the assets as it deems necessary to satisfy the Company’s obligations under the Silicon Valley Bank Credit Line, if any. In October 2007, the Company further amended certain provisions of the Silicon Valley Bank Credit Line which related to certain financial covenants and the definition of “Designation of Obligations” to include the Company’s 3.00% Convertible Subordinated Notes offering that closed on September 26, 2007.

Borrowings under the Silicon Valley Bank Credit Line, if drawn, will continue to bear interest at variable interest rates, plus the applicable margins, in effect prior to the amendment, based on either prime rates or LIBOR rates. The Silicon Valley Bank Credit Line matures on September 15, 2008 and remains secured by substantially all of the Company’s domestic personal property assets and certain of the Company’s real property leases.

As of December 31, 2007, letters of credit totaling $12,980,000 had been issued and were outstanding under the Silicon Valley Bank Credit Line. However, no borrowings were outstanding under the Silicon Valley Bank Credit Line. As a result, the amount of borrowings available to the Company was $62,020,000. These letters of credit automatically renew in successive one-year periods until the final termination. If the beneficiaries for any of these letters of credit decide to draw down on these letters of credit, the Company will be required to fund these letters of credit either through cash collateral or borrowings under the Silicon Valley Bank Credit Line. As of December 31, 2007, had the Company borrowed against the Silicon Valley Bank Credit Line, it would have had an approximate interest rate of 7.35% per annum.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Capital Leases and Other Financing Obligations

Capital lease and other financing obligations consisted of the following as of December 31 (in thousands):

	2007	2006
Washington, D.C. Metro Area IBX Capital Lease	$32,700	$33,700
San Jose IBX Equipment & Fiber Financing	14,510	14,769
Chicago IBX Equipment Financing	7,547	8,104
Los Angeles IBX Financing	37,935	38,080
Other capital leases	4,720	46

	97,412	94,699
Less current portion	(3,808)	(1,977)

	$93,604	$92,722

Washington, D.C. Metro Area IBX Capital Lease

In November 2004, the Company recorded the Washington, D.C. Metro Area IBX Capital Lease. Monthly payments under the Washington, D.C. Metro Area IBX Capital Lease, which commenced in November 2004, will be made through October 2019 at an effective interest rate of 8.50% per annum. As of December 31, 2007, principal of $32,700,000 remained outstanding.

San Jose IBX Equipment & Fiber Financing

In February 2005, the Company recorded the San Jose IBX Equipment & Fiber Financing. Monthly payments under the San Jose IBX Equipment & Fiber Financing, which commenced in February 2005, will be made through May 2020 at an effective interest rate of 8.50% per annum. As of December 31, 2007, principal of $14,510,000 remained outstanding.

Chicago IBX Equipment Financing

In November 2005, the Company recorded the Chicago IBX Equipment Financing. Monthly payments under the Chicago IBX Equipment Financing, which commenced in November 2005, will be made through August 2015 at an effective interest rate of 7.50% per annum. As of December 31, 2007, principal of $7,547,000 remained outstanding.

Los Angeles IBX Financing

In December 2005, the Company recorded the Los Angeles IBX Financing. Monthly payments under the Los Angeles IBX Financing, which commenced in January 2006, will be made through December 2025 at an effective interest rate of 7.75% per annum. As of December 31, 2007, principal of $37,935,000 remained outstanding.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Debt Maturities

Combined aggregate maturities for the Company’s various debt facilities and other financing obligations as of December 31, 2007 were as follows (in thousands) (unaudited):

	Convertible debt (1)	Mortgage and loans payable (1)	Capital lease and other financing obligations (2)	Total
2008	$—	$16,581	$11,622	$28,203
2009	32,250	30,098	11,707	74,055
2010	—	127,475	11,711	139,186
2011	—	21,976	11,779	33,755
2012	250,000	15,833	11,390	277,223
2013 and thereafter	395,986	118,533	106,647	621,166

	678,236	330,496	164,856	1,173,588
Less amount representing interest	—	—	(73,999)	(73,999)
Plus amount representing residual property value	—	—	6,555	6,555

	678,236	330,496	97,412	1,106,144
Less current portion of principal	—	(16,581)	(3,808)	(20,389)

	$678,236	$313,915	$93,604	$1,085,755

(1)	Represents principal only.
(2)	Represents principal and interest in accordance with minimum lease payments.

10. Stockholders’ Equity

In December 2002, the Company amended and restated its Certificate of Incorporation to change the authorized share capital to 300,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 25,000,000 has been designated Series A, 25,000,000 has been designated as Series A-1 and 50,000,000 is undesignated.

Common Stock

As of December 31, 2007, the Company has reserved the following shares of authorized but unissued shares of common stock for future issuance:

Conversion of convertible subordinated debentures	816,457
Conversion of 2.50% convertible subordinated notes	2,231,475
Conversion of 3.00% convertible subordinated notes	2,944,551
Common stock options and restricted shares	6,107,775
Common stock employee purchase plans	1,539,797
Common stock warrants	1,034

13,641,089

Equity Compensation Plans

In May 2000, the Company’s stockholders approved the adoption of the 2000 Equity Incentive Plan as the successor plan to the 1998 Stock Plan. In August 2000 the Company no longer issued additional grants under the

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1998 Stock Plan, and unexercised options under the predecessor 1998 Stock Plan that cancel due to an optionee’s termination may be reissued under the successor 2000 Equity Incentive Plan. Under the 2000 Equity Incentive Plan, nonstatutory stock options, restricted shares, restricted stock units, and stock appreciation rights may be granted to employees, outside directors and consultants at not less than 85% of the fair market value on the date of grant, and incentive stock options may be granted to employees at not less than 100% of the fair market value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and options granted to employees and consultants on or after October 1, 2005 will generally expire seven years from the grant date, subject to continuous service of the optionee. Stock options and restricted shares granted under the 2000 Equity Incentive Plan generally vest over four years. As of December 31, 2007, the Company has reserved a total of 9,990,616 shares for issuance under the 2000 Equity Incentive Plan of which 1,951,178 were still available for grant, and the plan reserve is increased on January 1 each year by the lesser of 6% of the common stock then outstanding or 6,000,000 shares. The 2000 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, and the Board may terminate or amend the plan, with approval of the stockholders as may be required by applicable regulations, at any time.

In May 2000, the Company’s stockholders approved the adoption of the 2000 Director Option Plan, which was amended and restated effective January 1, 2003. Under the 2000 Director Option Plan, each non-employee board member who was not previously an employee of the Company will receive an automatic initial nonstatutory stock option grant, which vests in four annual installments. In addition, each non-employee board member will receive an annual non-statutory stock option grant on the date of the Company’s regular Annual Meeting of Stockholders, provided the board member will continue to serve as a director thereafter. Such annual option grants shall vest in full on the earlier of a) the first anniversary of the grant, or b) the date of the regular Annual Meeting of Stockholders held in the year following the grant date. A new director who receives an initial option will not receive an annual option in the same calendar year. Options granted under the 2000 Director Option Plan will have an option price not less than 100% of the fair market value on the date of grant and will have a 10-year contractual term, subject to continuous service of the board member. As of December 31, 2007, the Company has reserved 443,440 shares subject to options for issuance under the 2000 Director Option Plan of which 370,938 were still available for grant and an additional 50,000 shares is added to the reserve on January 1 each year. The 2000 Director Option Plan is administered by the Compensation Committee of the Board of Directors, and the Board may terminate or amend the plan, with approval of the stockholders as may be required by applicable regulations, at any time.

In September 2001, the Company adopted the 2001 Supplemental Stock Plan, under which non-statutory stock options and restricted shares may be granted to consultants and employees who are not executive officers or board members, at not less than 85% of the fair market value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and options granted on or after October 1, 2005 will generally expire seven years from the grant date, subject to continuous service of the optionee. Current stock options granted under the 2001 Supplemental Stock Plan generally vest over four years. As of December 31, 2007, the Company has reserved a total of 1,493,961 shares for issuance under the 2001 Supplemental Stock Plan, of which 242,339 were still available for grant. The 2001 Supplemental Stock Plan is administered by the Compensation Committee of the Board of Directors, and the plan will continue in effect indefinitely unless the Board decides to terminate it earlier.

The 1998 Stock Plan, 2000 Equity Incentive Plan, 2000 Director Option Plan and 2001 Supplemental Stock Plan are collectively referred to as the “Equity Compensation Plans.”

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity

Stock option activity under the Equity Compensation Plans is summarized as follows:

	Number of shares outstanding	Weighted- average exercise price per share
Stock options outstanding at December 31, 2004	3,801,794	25.42
Stock options granted	1,381,375	42.07
Stock options exercised	(855,903)	9.43
Stock options canceled	(164,727)	38.03

Stock options outstanding at December 31, 2005	4,162,539	33.67
Stock options granted	1,209,870	55.61
Stock options exercised	(1,593,697)	21.91
Stock options canceled	(466,397)	49.54

Stock options outstanding at December 31, 2006	3,312,315	45.11
Stock options granted	944,500	83.03
Stock options exercised	(941,315)	33.55
Stock options canceled	(184,582)	61.38

Stock options outstanding at December 31, 2007	3,130,918	59.06

The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $54,190,000, $55,238,000 and $26,865,000, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. The total fair value of options vested during the years ended December 31, 2007, 2006 and 2005 was $26,321,000, $21,181,000 and $23,276,000, respectively.

The following table summarizes information about outstanding equity awards as of December 31, 2007:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted- average remaining contractual life	Weighted- average exercise price	Number of shares	Weighted- average exercise price
$ 2.13 to $ 26.81	300,100	5.44	$16.13	293,745	$15.90
$26.90 to $ 30.02	307,623	5.72	29.83	293,007	29.83
$30.38 to $ 41.93	328,721	6.11	38.14	162,304	38.02
$41.94 to $ 44.89	338,671	7.03	44.51	188,653	44.64
$45.08 to $ 52.85	547,888	5.16	51.96	189,976	52.30
$53.09 to $ 73.95	230,878	5.52	60.18	75,356	59.41
$75.38 to $ 75.38	436,897	5.87	75.38	79,362	75.38
$75.99 to $ 94.98	337,500	6.86	86.63	15,620	82.66
$96.19 to $312.00	302,640	4.33	128.04	175,783	146.23

	3,130,918	5.77	59.06	1,473,806	51.16

The total aggregate intrinsic value of stock options outstanding as of December 31, 2007, 2006 and 2005 was $139,879,000, $114,228,000 and $55,443,000, respectively. As of December 31, 2007, 2006 and 2005, the weighted average remaining contractual life of options outstanding was 5.77 years, 6.68 years and 7.79 years, respectively. The total aggregate intrinsic value of stock options exercisable as of December 31, 2007, 2006 and

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005 was $81,505,000, $51,178,000 and $40,315,000, respectively. As of December 31, 2007, 2006 and 2005, the weighted average remaining contractual life of options exercisable was 5.41 years, 6.28 years and 7.10 years, respectively. The weighted-average exercise price of options outstanding at December 31, 2007, 2006 and 2005 was $59.06, $45.11 and $33.74, respectively. The weighted-average exercise price of options exercisable at December 31, 2007, 2006 and 2005 was $51.16, $43.05 and $32.97, respectively.

Fair Value Calculations—Stock Options

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options with the following weighted average assumptions for the years ended December 31:

	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility	63%	69%	78%
Risk-free interest rate	4.54%	4.70%	4.00%
Expected life (in years)	4.6	4.6	3.9

The weighted-average fair value of stock options per share on the date of grant was $45.10, $32.58 and $24.61, respectively, for the years ended December 31, 2007, 2006 and 2005.

Restricted Share and Restricted Stock Unit Activity

As noted above, the Company grants restricted shares and restricted stock units out of the 2000 Equity Incentive Plan. Restricted share activity is summarized as follows:

	Number of shares outstanding	Weighted- average grant date fair value per share
Restricted shares outstanding, December 31, 2004	—	$—
Restricted shares granted	320,500	43.76
Restricted shares issued, vested	(40,062)	43.76
Restricted shares canceled	—	—

Restricted shares outstanding, December 31, 2005	280,438	43.76
Restricted shares granted	274,000	44.43
Restricted shares issued, unvested (1)	(274,000)	44.43
Restricted shares issued, vested	(69,313)	43.76
Restricted shares canceled	(51,125)	43.76

Restricted shares outstanding, December 31, 2006	160,000	43.76
Restricted shares granted	283,000	77.06
Restricted shares issued, unvested (2)	(283,000)	77.06
Restricted shares issued, vested	(64,000)	43.76
Restricted shares canceled	—	—

Restricted shares outstanding, December 31, 2007 (3)	96,000	43.76

(1)

On January 10, 2006 and May 22, 2006, the Company granted 250,000 restricted shares and 24,000 restricted shares, respectively, to its executive officers and at the same time, unlike the previous year’s restricted stock grants (see footnote 3 below), issued these shares into an escrow account under the names of

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

each of the executive officers. These shares have voting rights and are considered issued and outstanding. They are released from the escrow account as they vest. However, they are subject to forfeiture if the individual officers do not meet the vesting requirements. See “Net Loss Per Share” in Note 1.

(2)

On January 2, 2007 and April 2, 2007, the Company granted 199,000 restricted shares and 84,000 restricted shares, respectively, to its executive officers and the Company’s new Chief Executive Officer, and, at the same time, issued these shares into an escrow account under the names of each of the executive officers. These shares have voting rights and are considered issued and outstanding. They are released from the escrow account as they vest. However, they are subject to forfeiture if the individual officers do not meet the vesting requirements. See “Net Loss Per Share” in Note 1.

(3)

As of December 31, 2007, there were a total of 96,000 restricted shares outstanding and unissued. These restricted shares were granted on February 8, 2005 to the Company’s executive officers. These shares were not placed into an escrow account in the names of each of the executive officers. These shares do not have voting rights and are not considered issued and outstanding. These restricted shares will only be issued when they become vested.

Unvested restricted shares as of December 31, 2007 totaled 553,245, comprised of 457,245 issued shares and 96,000 unissued shares. Unvested restricted shares as of December 31, 2006 totaled 407,750, comprised of 247,750 issued shares and 160,000 unissued shares. Unvested restricted shares as of December 31, 2005 totaled 280,438.

Restricted stock unit activity is summarized as follows:

	Number of shares outstanding	Weighted- average grant date fair value per share
Restricted stock units outstanding, December 31, 2006	—	—
Restricted stock units granted (1)	364,136	77.57
Restricted stock units vested	(47,734)	76.65
Restricted stock units canceled	—	—

Restricted stock units outstanding, December 31, 2007	316,402	77.79

(1)

During the year ended December 31, 2007, the Company granted restricted stock units to certain of its non-executive employees. These shares were not placed into an escrow account in the names of each of these employees. These shares do not have voting rights and are not considered issued and outstanding. These restricted shares will only be issued when they become vested.

Total fair value of restricted shares and restricted stock units vested during the year ended December 31, 2007, 2006 and 2005 was $10,039,000, $4,168,000 and $1,753,000, respectively.

Fair Value Calculations—Restricted Shares

The Company uses a Monte Carlo simulation option-pricing model to determine the fair value of restricted shares that have both a service and market price condition with the following weighted average assumptions for the years ended December 31:

	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility	65%	71%	80%
Risk-free interest rate	4.56%	4.43%	3.55%

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value per share of restricted shares on the date of grant was $77.06, $44.43 and $43.76, respectively, for the years ended December 31, 2007, 2006 and 2005.

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

In June 2004, the Company’s stockholders approved the adoption of the 2004 Employee Stock Purchase Plan and International Employee Stock Purchase Plan (the “2004 Purchase Plans”, collectively with the 2000 Purchase Plan, the “Purchase Plans”) as successor plans to the 2000 Purchase Plan. A total of 500,000 shares have been reserved for issuance under the 2004 Purchase Plans, and the number of shares available for issuance under the 2004 Purchase Plans automatically increases on January 1 each year, beginning in 2005, by the lesser of 2% of the shares of common stock then outstanding or 500,000 shares. As of December 31, 2007, a total of 1,539,797 shares remain available for purchase under the Purchase Plans. The 2004 Purchase Plans permit eligible employees to purchase common stock on favorable terms via payroll deductions, up to 15% of the employee’s cash compensation, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each February 15 and August 15 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 24 months with a purchase date every six months. The price of each share purchased is 85% of the lower of a) the fair market value per share of common stock on the last trading day before the commencement of the applicable offering period or b) the fair market value per share of common stock on the purchase date. The 2004 Purchase Plans are administered by the Compensation Committee of the Board of Directors, and such plans will terminate automatically in June 2014 unless a) the 2004 Purchase Plans are extended by the Board of Directors and b) the extension is approved within 12 months by the Company’s stockholders.

For the years ended December 31, 2007, 2006 and 2005, 120,787, 135,325 and 218,158 shares, respectively, were issued under the Purchase Plans at a weighted average purchase price of $39.50, $28.91 and $15.62 per share, respectively.

Fair Value Calculations—Employee Stock Purchase Plans

The Company uses the Black-Scholes option-pricing model to determine the fair value of shares purchased under the Purchase Plans with the following weighted average assumptions for the years ended December 31:

	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility	41%	69%	76%
Risk-free interest rate	4.60%	4.95%	3.27%
Expected life (in years)	1.25	1.25	1.25

The weighted-average fair value per share of shares purchased on the date of purchase was $21.02, $18.19 and $9.65, respectively, for the years ended December 31, 2007, 2006 and 2005.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation Recognized in the Statement of Operations

The following table presents, by operating expense, the Company’s stock-based compensation expense recognized in the Company’s consolidated statement of operations under SFAS 123(R) for the years ended December 31, 2007 and 2006 and under APB 25 for the year ended December 31, 2005 (in thousands):

	2007	2006	2005
Cost of revenues	$4,128	$3,238	$—
Sales and marketing	8,925	7,449	1,561
General and administrative	29,678	20,080	6,716

	$42,731	$30,767	$8,277

During the years ended December 31, 2007 and 2006, the Company capitalized $126,000 and $45,000, respectively, of stock-based compensation expense as construction in progress in property and equipment.

The Company’s stock-based compensation recognized in the consolidated statement of operations was comprised of the following types of equity awards for the years ended December 31 (in thousands):

	2007	2006	2005
Stock options	$22,306	$21,181	$1,849
Restricted shares and restricted stock units	17,720	7,848	6,428
Employee stock purchase plan	2,705	1,738	—

	$42,731	$30,767	$8,277

As of December 31, 2007, the total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $78,888,000, which is expected to be recognized over a weighted-average period of 2.27 years.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Stock-Based Compensation Under SFAS 123 for Periods Prior to Fiscal 2006

The following table presents what the net loss and net loss per share would have been had the Company adopted SFAS 123 for the year ended December 31, 2005 (in thousands, except per share data):

Net loss as reported	$(42,612)
Stock-based compensation expense included in net loss	8,112
Stock-based compensation expense if SFAS No.123 had been adopted	(32,529)

Pro forma net loss	$(67,029)

Basic and diluted net loss per share:
As reported	$(1.78)
Pro forma	(2.80)

Stock Option Granting Practices

In June 2006, the Audit Committee of the Company’s Board of Directors commenced an independent investigation of the Company’s historical stock option granting practices and related accounting with the assistance of independent outside legal counsel. This review covered the timing and pricing of all stock option grants made under the Company’s equity compensation plans since August 11, 2000, the day after the Company’s Initial Public Offering (“IPO”).

As a result of the investigation, the Company revised the accounting measurement dates for certain of its stock option grants, which resulted in an additional non-cash stock-based compensation charge of $444,000 recorded in the Company’s consolidated financial statements for the year ended December 31, 2006. The amount of the charge was computed pursuant to the requirements of APB 25 for all historical periods through December 31, 2005 and pursuant to SFAS 123(R) for the year ended December 31, 2006. This $444,000 stock-based compensation charge represents the total charge for historical periods that the Company needed to record as a result of the Audit Committee’s conclusion on this matter. This compensation charge had no effect on the Company’s cash position.

The following table presents, by operating expense category, the Company’s cumulative stock-based compensation charge totaling $444,000 recognized in the Company’s consolidated statement of operations for the year ended December 31, 2006 (in thousands):

Cost of revenues	$63
Sales and marketing	99
General and administrative	282

$444

There were no significant income tax effects relating to this adjustment for the Company. However, the Company has determined that certain employees have some tax exposure in regards to Section 409A of the Internal Revenue Code as a result of this adjustment. To address this situation, the Company repriced upwards a portion of individual stock option grants for these impacted employees, including certain executive officers, who are still employed with the Company. To offset this increase in exercise price, the Company gave certain of these individuals a new stock option grant to offset this reduction in value, which the Company refers to as an offsetting stock option grant. However, none of the executive officers received an offsetting stock option grant. All such adjustments, both individually and in the aggregate, were not significant to the Company.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income Taxes

Income or loss before income taxes is attributable to the following geographic locations for the years ended December 31 (in thousands):

	2007	2006	2005
United States	$(2,380)	$(7,990)	$(40,781)
Foreign	(2,335)	1,656	(1,288)

Loss before income taxes and cumulative effect of a change in accounting principle	$(4,715)	$(6,334)	$(42,069)

The provision for income tax consisted of the following components for the years ended December 31 (in thousands).

	2007	2006	2005
Current:
Federal	$—	$497	$425
State	61	217	128
Foreign	107	62	(10)

Subtotal	168	776	543

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	305	(337)	—

Subtotal	305	(337)	—

Provision for income taxes	$473	$439	$543

State tax expense not based on income is included in general and administrative expenses and the aggregated amount was insignificant for the years ended December 31, 2007, 2006 and 2005.

The fiscal 2007, 2006 and 2005 income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pre-tax income (loss) as a result of the following for the years ended December 31 (in thousands):

	2007	2006	2005
Federal tax at statutory rate	$(1,650)	$(2,217)	$(14,724)
State taxes	61	217	128
Deferred tax assets generated in current year not benefited	1,762	1,843	15,056
Meals and entertainment	54	48	73
Non-cash interest expense	—	—	322
Stock option deduction	456	326	(726)
Release of valuation allowance	(1,475)	(337)	—
Disallowed executives’ compensation	861	—	—
Effect of tax settlement and rate change	924	—	—
Others	(520)	559	414

Total tax expense	$473	$439	$543

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below as of December 31 (in thousands):

	2007	2006
Deferred tax assets:
Depreciation and amortization	$81,893	$78,121
Reserves	18,507	27,374
Charitable contributions	47	—
Deferred compensation	11,607	8,849
Stock warrants	—	339
State tax	19	58
Net operating losses and credits	72,387	36,794

Gross deferred tax assets	184,460	151,535
Valuation allowance	(163,083)	(144,625)

Total deferred tax assets	21,377	$6,910

Deferred tax liabilities:
Fixed assets fair value step-up	(19,163)	—
Intangibles	(21,765)	—

Total deferred tax liabilities	(40,928)	—

Net deferred tax assets (liabilities)	$(19,551)	$6,910

The consolidated balance sheet reflects the allocation of the valuation allowance based on the pro-rata portion of current and non-current deferred tax assets for the relevant tax jurisdictions. The Company’s deferred tax assets are included in the other assets on the accompanying consolidated balance sheets as of December 31, 2007.

As a result of the IXEurope Acquisition, the Company recognized deferred tax liabilities in a number of European jurisdictions attributable to the identifiable intangibles and fixed assets fair value step-up that were recorded for the purchase.

The Company’s accounting for deferred taxes under SFAS No.109 involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets in each tax jurisdiction. After considering primarily such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets and the absence of taxable income in prior carryback years, management concluded that a 100% valuation allowance was required in all the jurisdictions in which there are deferred tax assets, net of deferred tax liabilities, other than Singapore and Switzerland. The Company does not believe that a valuation allowance is needed in these two jurisdictions as its operations have had a history of profitability.

Federal and state tax laws, including California tax laws, impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. In 2003, the Company conducted an analysis to determine whether an ownership change had occurred due to the significant stock transactions in each of the reporting years disclosed. The analysis indicated that an ownership change occurred during the fiscal year 2002, which resulted in an annual limitation of approximately $819,000, for the net operating loss carryforwards generated prior to 2003 and therefore, the Company has substantially reduced its federal and state net operating loss carryforwards for the periods prior to 2003 to approximately $16,400,000. Additionally, Section 382 of the Internal Revenue Code

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

limits the Company’s ability to utilize the tax deductions associated with its depreciable assets as of the end of the 2002 tax year to offset the taxable income in future years, due to the existence of a Net Unrealized Built-in Loss (“NUBIL”) at the time of the change in control. Such a limitation will be effective for a five-year period subsequent to the change in control through year 2007. During the year ended December 31, 2007, the Company may have incurred an ownership change under Section 382 of the Internal Revenue Code of 1986. However, the annual limitation associated with the ownership change does not restrict the Company’s capability of utilizing the net operating loss carryforwards in the subsequent years.

The Company had net operating loss carryforwards of approximately $136,000,000 and $150,000,000 for Federal and state income tax purposes, respectively, as of December 31, 2007. The net operating loss carryforwards expire, if not utilized, at various intervals from the years 2008 through 2027. Approximately $75,000,000 of the net operating loss carryforwards is attributable to excess employee stock option deduction, the benefit from which will be allocated to paid-in capital when subsequently utilized in future years. In addition, the Company’s foreign operations had approximately $188,000,000 of net operating loss and unclaimed capital allowance carryforwards for the local income tax purposes, of which approximately $18,000,000 expire, if not utilized, at various intervals form the years 2008 through 2012 while the rest of the foreign operating loss can be carried forward indefinitely. The IXEurope Acquisition significantly increased the net operating loss carryforwards for the Company’s foreign operations.

The Company is subject to ongoing tax examinations of its tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. During 2007, the Internal Revenue Service completed the examination of the Company’s income tax return for fiscal year 2003, which did not result in any impact to the Company’s tax liabilities and financial statements.

The beginning and ending balances of the Company’s unrecognized tax benefits are reconciled below (in thousands):

Unrecognized tax benefits as of January 1, 2007	$1,745
Gross increase related to prior year tax positions	627
Settlement	(206)

Unrecognized tax benefits as of December 31, 2007	$2,166

The unrecognized tax benefits of $2,166,000 as of December 31, 2007, if subsequently recognized, will affect the Company’s effective tax rate favorably at the time when such a benefit is recognized. The Company did not record any interest or penalty in its statement of operations for the current year.

The Company’s income tax returns for all tax years remain open to examination by federal and state taxing authorities due to the Company’s net operating loss carryforwards. In addition, the Company’s tax years of 2002 through 2006 also remain open and subject to examination by local tax authorities in certain foreign jurisdictions in which the Company has major operations.

The Company believes it is reasonably possible that the unrecognized tax benefits related to the tax positions claiming refundable research credits in the State of Hawaii will significantly decrease in 2008. The Company has filed an appeal in the Tax Court in Hawaii to contest the decision made by the state auditor disallowing the refundable credit and has been working proactively with the Office of the Attorney General, Hawaii to settle the claim. The Company expects to reach a settlement with the State of Hawaii to close the appeal in 2008. It is estimated that the Company will receive a settlement of approximately $350,000 plus interest.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Commitments and Contingencies

Operating Lease Commitments

The Company currently leases the majority of its IBX centers and certain equipment under noncancelable operating lease agreements. The majority of the Company’s operating leases for its IBX centers expire at various dates expiring from 2010 through 2027 with renewal options available to the Company. The centers’ lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated rent expense abatement periods to better match the phased build-out of its centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent.

Minimum future operating lease payments, excluding operating leases covered under restructuring charges (see Note 15), as of December 31, 2007 are summarized as follows (in thousands):

Year ending:
2008	$47,320
2009	47,331
2010	44,771
2011	40,227
2012	39,574
2013 and thereafter	211,857

Total	$431,080

Total rent expense was approximately $36,224,000, $28,385,000 and $29,425,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Deferred rent, primarily included in deferred rent and other liabilities on the accompanying consolidated balance sheets, was $26,912,000 and $20,923,000 as of December 31, 2007 and 2006, respectively.

Other Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of December 31, 2007, the Company was contractually committed for $100,145,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of December 31, 2007, such as commitments to purchase power in select locations, primarily in the U.S., Singapore and the United Kingdom, through 2008 and thereafter, and other open purchase orders for goods or services to be delivered or provided during 2008. Such other miscellaneous purchase commitments totaled $37,181,000 as of December 31, 2007.

Letter of Credit Commitments

The Company entered into seven irrevocable letters of credit with Silicon Valley Bank. These letters of credit were provided in lieu of cash deposits under the Letters of Credit Sublimit provision in connection with the Silicon Valley Bank Credit Line Amendment (see Note 7). The letters of credit total $12,980,000, are collateralized by the Silicon Valley Bank Credit Line and automatically renew in successive one-year periods until the final termination of the underlying lease or other agreements. If the beneficiaries of these letters of credit decide to draw down on these letters of credit, the Company will be required to fund these letters of credit.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Matters Relating to Stock Option Granting Practices

On June 29, 2006 and September 18, 2006, shareholder derivative actions were filed in the Superior Court of the State of California, County of San Mateo, naming Equinix as a nominal defendant and several of Equinix’s current and former officers and directors as individual defendants. These actions were consolidated, and the consolidated complaint was filed in January 2007. In March 2007, the state court stayed this action in deference to a federal shareholder derivative action filed in the United States District Court for the Northern District of California in October 2006. The federal action named Equinix as a nominal defendant and several current and former officers and directors as individual defendants. This complaint alleged that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of purported backdating of stock options, insider trading and the dissemination of false statements. On April 12, 2007, the federal action was voluntarily dismissed without prejudice pursuant to a joint stipulation entered as an order by the court. On May 3, 2007, the state court lifted the stay on proceedings in the state court action and set a briefing schedule permitting the Company to file a motion to dismiss on the grounds that plaintiffs lack standing to sue on the Company’s behalf. The Company filed its motion to dismiss on June 4, 2007 and appeared for a hearing on the motion on August 6, 2007. The state court granted the Company’s motion to dismiss and granted plaintiffs leave to amend their consolidated complaint. On October 1, 2007, plaintiffs filed an amended consolidated complaint. The amended consolidated complaint alleged that the individual defendants breached their fiduciary duties and violated California securities law as a result of purported backdating of stock option grants, insider trading and the preparation and approval of inaccurate financial results. Plaintiffs sought to recover, on behalf of Equinix, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, restitution and fees and costs. The Company filed a motion to dismiss the amended consolidated complaint on October 31, 2007 and appeared for a hearing on the motion on February 4, 2008. At the hearing, the state court issued and adopted a tentative ruling granting the Company’s motion to dismiss and granting plaintiffs leave to file a second amended consolidated complaint. Plaintiffs have not yet filed their second amended consolidated complaint. In addition to the pending state court derivative action, the Company may be subject to additional derivative or other lawsuits that may be presented on an individual or class basis alleging claims based on its stock option granting practices.

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

The Company believes that while an unfavorable outcome to any or all of the above-mentioned inquiries, cases or complaints is reasonably possible, it is not probable. As a result, the Company has not accrued for any settlements in connection with these legal matters as of December 31, 2007.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Prior to the Second Circuit’s decision, a majority of issuers, including Equinix, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On June 25, 2007, the Court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the six focus cases. The amended complaints against the focus case issuers include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases. On December 21, 2007, the issuers and the underwriters filed papers opposing plaintiffs’ class certification motion, and plaintiffs filed an opposition to defendants’ motions to dismiss. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company cannot predict whether it will be able to renegotiate a settlement that complies with the Second Circuit’s mandate, nor can it predict the amount of any such settlement.

The Company believes that while an unfavorable outcome to this litigation is reasonably possible, a range of potential loss cannot be determined at this time. As a result, the Company has not accrued for any amounts in connection with this legal matter as of December 31, 2007. In addition, the Company has insurance coverage that it believes is sufficient to cover any reasonably possible liability resulting from this litigation. The Company and its officers and directors intend to continue to defend the actions vigorously.

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

Employment Agreements

In January 2001, the Company had agreed to indemnify an officer of the Company for any claims brought by his former employer under an employment and non-compete agreement the officer had with this employer. As of December 31, 2007, no claims had been made by the former employer.

In November 2005, the Company entered into a transition and separation agreement with one of the Company’s executive officers in which the agreed-upon separation date with the Company was in March 2006 (the “Transition and Separation Agreement”). Pursuant to the terms of the Transition and Separation Agreement, the Company accrued $668,000 of severance-related costs during 2005. In addition, the Company modified all outstanding stock option grants for this executive officer and, as a result, the Company recorded $1,389,000 of stock-based compensation expense during the fourth quarter of 2005 in connection with these modifications. During the year ended December 31, 2006, the Company paid $70,000 of the severance and accrued an additional severance charge of $207,000 for this officer. As of December 31, 2006, $805,000 of the severance-related costs for this ex-officer remained unpaid. During the year ended December 31, 2007, the Company paid $1,221,000 of severance and accrued an additional severance charge of $550,000 for this ex-officer. As of December 31, 2007, $134,000 of the severance-related costs for this ex-officer remained unpaid. The Company expects to resolve this matter in 2008.

The Company has entered into a severance agreement with each of its executive officers that provides for a severance payment equal to the executive officer’s annual base salary and maximum bonus in the event his or her employment is terminated for any reason other than cause or he or she voluntarily resigns under certain circumstances as described in the agreement. In addition, under the agreement, the executive officer is entitled to the payment of his or her monthly health care premiums under the Consolidated Omnibus Budget Reconciliation Act for up to 12 months. For certain executive officers, these benefits are only triggered after a change-in-control of the Company.

Employee Benefit Plan

The Company has a 401(k) Plan that allows eligible employees to contribute a portion of their compensation, limited to $15,500, $15,000 and $14,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Employee contributions and earnings thereon vest immediately. No employer contributions were made during the year ended December 31, 2005 or anytime prior. Commencing in 2006, the Company had elected to begin making contributions on behalf of its employees, which were limited to 50% of the employees’ first 6% of salary deferred into their 401(k) account and were subject to vesting based on the individual employee’s start date. During the year ended December 31, 2007 and 2006, the Company’s obligation to contribute to the 401(k) Plan was $1,122,000 and $885,000, respectively, of which $117,000 and $203,000 remained unpaid as of December 31, 2007 and 2006, respectively.

Guarantor Arrangements

As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2007.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2007.

The Company enters into arrangements with its business partners, whereby the business partner agrees to provide services as a subcontractor for the Company’s implementations. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage, of its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2007.

The Company has service level commitment obligations to certain of its customers. As a result, service interruptions or significant equipment damage in the Company’s IBX centers, whether or not within the Company’s control, could result in service level commitments to these customers. The Company’s liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet the Company’s service level commitment obligations, particularly in the early stage of the Company’s development, could reduce the confidence of the Company’s customers and could consequently impair the Company’s ability to obtain and retain customers, which would adversely affect both the Company’s ability to generate revenues and the Company’s operating results. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized. The Company has no significant liabilities in connection with service level credits as of December 31, 2007.

Under the terms of the Combination Agreement entered into as a result of the Company’s acquisitions of Pihana Pacific, Inc. and i-STT Pte Ltd on December 31, 2002, the Company is contractually obligated to use commercially reasonable efforts to ensure that at all times from and after the closing of the Combination, until such time as neither STT Communications nor its affiliates hold the Company’s capital stock or debt securities (or the capital stock received upon conversion of the debt securities) received by STT Communications in connection with the Combination, none of the Company’s capital stock issued to STT Communications constitutes “United States real property interests” within the meaning of Section 897(c) of the Internal Revenue Code of 1986. Under Section 897(c) of the Code, the Company’s capital stock issued to STT Communications would generally constitute “United States real property interests” at such point in time that the fair market value of the “United States real property interests” owned by the Company equals or exceeds 50% of the sum of the aggregate fair market values of (a) the Company’s “United States real property interests,” (b) the Company’s interests in real property located outside the U.S., and (c) any other assets held by the Company which are used

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or held for use in the Company’s trade or business. The Company refers to this provision in the Combination Agreement as the FIRPTA covenant. Pursuant to the FIRPTA covenant, the Company may be forced to take commercially reasonable proactive steps to ensure the Company’s compliance with the FIRPTA covenant, including, but not limited to, (a) a sale-leaseback transaction with respect to all real property interests, or (b) the formation of a holding company organized under the laws of the Republic of Singapore which would issue shares of its capital stock in exchange for all of the Company’s outstanding stock (this reorganization would require the submission of that transaction to the Company’s stockholders for their approval and the consummation of that exchange). The Company has entered into an agreement with STT Communications and its affiliate pursuant to which, the Company will no longer be bound by the FIRPTA covenant as of September 30, 2009. Currently, the Company is in compliance with the FIRPTA covenant. The Company has no liabilities recorded related to non-compliance with the FIRPTA covenant as of December 31, 2007.

13. Related Party Transactions

Trade Activity with Affiliates of STT Communications and Other Related Parties

A significant amount of the Company’s Asia-Pacific revenues are generated in Singapore and a significant portion of the business in Singapore is transacted with entities affiliated with STT Communications, which is the Company’s single largest stockholder. For the year ended December 31, 2007, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $8,396,000 and as of December 31, 2007, accounts receivable with these related parties was $2,128,000. For the year ended December 31, 2007, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $1,219,000 and as of December 31, 2007, accounts payable with these related parties was $122,000. For the year ended December 31, 2006, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $5,912,000 and as of December 31, 2006, accounts receivable with these related parties was $1,413,000. For the year ended December 31, 2006, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $3,710,000 and as of December 31, 2006, accounts payable with these related parties was $313,000. For the year ended December 31, 2005, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $6,034,000 and as of December 31, 2005, accounts receivable with these related parties was $811,000. For the year ended December 31, 2005, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $3,148,000 and as of December 31, 2005, accounts payable with these related parties was $574,000.

Other Transactions

In December 2007, the Company completed the EMS sale with an affiliate of STT Communications for cash gross proceeds of $1,657,000 (see Note 4, “EMS Sale”). Additionally, the Company also agreed to provide services to the buyer priced at fair value subsequent to the completion of EMS Sale.

14. Segment Information

The Company and its subsidiaries are principally engaged in a single reporting segment: the design, build-out and operation of network neutral IBX centers. Virtually all revenues result from the operation of these IBX centers. However, the Company operates in three distinct geographic regions, comprised of the U.S., Asia-Pacific and Europe. The Company’s chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying condensed consolidated financial statements and based on these three geographic regions. The Company has evaluated the criteria for aggregation of its geographic regions under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and believes it meets each of the respective criteria set forth therein. The

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s geographic regions have similar economic characteristics and maintain similar sales forces, each of which offers all of the Company’s services due to the similar nature of such services. In addition, the geographic regions utilize similar means for delivering the Company’s services and have similarity in the types of customers.

While the Company believes it operates in one reporting segment, the Company nonetheless provides the following geographic disclosures as follows for the years ended December 31 (in thousands):

	2007	2006	2005
Total revenues:
United States	$324,878	$246,066	$191,390
Asia-Pacific	57,074	40,849	29,667
Europe	37,490	—	—

	$419,442	$286,915	$221,057

Total depreciation and amortization:
United States	$80,758	$68,786	$58,820
Asia-Pacific	9,509	3,732	3,860
Europe	9,813	—	—

	$100,080	$72,518	$62,680

Income (loss) from operations:
United States	$11,533	$76	$(35,448)
Asia-Pacific	2,616	1,838	(1,325)
Europe	(4,034)	—	—

	$10,115	$1,914	$(36,773)

Capital expenditures:
United States	$459,762	$156,114	$130,946
Asia-Pacific	42,332	15,943	2,973
Europe (1)	577,039	—	—

	$1,079,133	$172,057	$133,919

(1)	Includes the purchase price for the IXEurope Acquisition (see Note 2), net of cash acquired, totaling $541,792,000.

The Company’s long-lived assets are located in the following geographic areas as of December 31 (in thousands):

	2007	2006
United States	$959,637	$553,619
Asia-Pacific	91,478	51,952
Europe	703,992	—

	$1,755,107	$605,571

The Company’s goodwill totaling $442,926,000 as of December 31, 2007 was comprised of $424,916,000 attributable to the Company’s Europe reporting unit and $18,010,000 attributable to the Company’s Asia-Pacific reporting unit.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s goodwill totaling $16,919,000 as of December 31, 2006 is part of the Company’s Asia-Pacific reporting unit.

Revenue information on a services basis is as follows (in thousands):

	2007	2006	2005
Colocation	$305,215	$201,772	$152,606
Interconnection	73,685	53,811	40,877
Managed infrastructure	19,519	16,197	14,208
Rental	1,237	1,380	312

Recurring revenues	399,656	273,160	208,003
Non-recurring revenues	19,786	13,755	13,054

	$419,442	$286,915	$221,057

15. Restructuring Charges

2004 Restructuring Charges

In December 2004, in light of the availability of fully built-out data centers in select markets at costs significantly below those costs the Company would incur in building out new space, the Company made the decision to exit leases for excess space adjacent to one of the Company’s New York metro area IBXs, as well as space on the floor above its original Los Angeles IBX. As a result of the Company’s decision to exit these spaces, the Company recorded restructuring charges totaling $17,685,000, which represents the present value of the Company’s estimated future cash payments, net of estimated subrental income and expense, through the remainder of these lease terms, as well as the write-off of all remaining property and equipment attributed to the partial build-out of the excess space on the floor above its Los Angeles IBX.

The Company estimated the future cash payments required to exit these two leased spaces, net of any estimated sublease rental income and expense, through the remainder of these lease terms and then calculated the present value of such future cash flows in order to determine the appropriate restructuring charge to record. Subsequent to recording the initial restructuring charge, the Company records accretion expense to accrete its accrued restructuring liability up to an amount equal to the total estimated future cash payments necessary to complete the exit of these leases. Should the actual lease exit costs differ from the Company’s estimates, the Company may need to adjust its restructuring charges associated with the excess lease spaces, which would impact net income in the period such determination was made.

A summary of the movement in the 2004 accrued restructuring charges during the year ended December 31, 2007 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2006	Accretion expense	Restructuring charge adjustment	Cash payments	Accrued restructuring charge as of December 31, 2007
Estimated lease exit costs	$13,857	$808	$407	$(2,932)	$12,140

	13,857	$808	$407	$(2,932)	12,140

Less current portion	(3,096)				(3,973)

	$10,761				$8,167

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As the Company currently has no plans to enter into lump sum lease terminations with either of the landlords associated with these two excess space leases, the Company has reflected its accrued restructuring liability as both current and non-current on the accompanying condensed consolidated balance sheets as of December 31, 2007 and 2006. The Company is contractually committed to these two excess space leases through 2015.

The Company’s minimum future payments associated with these two excess space leases is as follows (in thousands):

2008	$3,973
2009	4,025
2010	4,094
2011	4,224
2012	4,472
2013 and thereafter	11,524

32,312
Less amount representing estimated subrental income and expense	(17,599)

14,713
Less amount representing accretion	(2,573)

12,140
Less current portion	(3,973)

$8,167

2005 Restructuring Charges

In October 2005, in light of the availability of fully or partially built-out data centers in the Silicon Valley, including the possibility of expansion among some of the four IBX centers the Company currently has in the

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Silicon Valley, the Company made the decision that retaining the approximately 40 acre San Jose Ground Lease for future expansion was no longer economical. In conjunction with this decision, the Company entered into an agreement with the landlord of this property for the early termination of the San Jose Ground Lease property whereby the Company will pay $40,000,000 over the next four years plus property taxes, commencing January 1, 2006, to terminate this lease, which would otherwise require significantly higher cumulative lease payments through 2020 (see Note 12) (the “San Jose Ground Lease Termination”). As a result of the San Jose Ground Lease Termination, the Company recorded a $33,814,000 restructuring charge in the fourth quarter of 2005, which represents the present value of the Company’s estimated future cash payments to exit this property, as well as the write-off of all remaining property and equipment attributed to the development of this property.

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

A summary of the 2005 restructuring charges during the year ended December 31, 2007 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2006	Accretion expense	Cash payments	Reclass to other note payable	Accrued restructuring charge as of December 31, 2007
Estimated lease exit costs	$27,715	$1,682	$(10,736)	$(18,661)	$—

	27,715	$1,682	$(10,736)	$(18,661)	—

Less current portion	(10,373)				—

	$17,342				$—

The Company’s use of this property terminated on December 31, 2007 and the Company issued a promissory note to the landlord representing the last two years of payments due. As a result, the Company reclassified the remaining balance of $18,661,000 of accrued restructuring liability to other note payable in December 2007 (see Note 7, “Other Note Payable”).

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Subsequent Events

On January 1, 2008, pursuant to the provisions of the Company’s equity compensation plans (see Note 10), the number of common shares in reserve automatically increased by 2,193,674 shares for the 2000 Equity Incentive Plan, 500,000 shares for the 2004 Purchase Plans and 50,000 shares for the 2000 Director Option Plan.

In January 2008, the Company entered into a long-term lease for a new building located on the same campus as its existing Sydney IBX center and at the same time terminated the existing lease for the Company’s original Sydney IBX center by incorporating it into the new lease and extended the original lease term for an additional seven years in a single, revised lease agreement for both buildings. Minimum payments under this lease, incremental to the previous lease, totaled 12,200,000 Australian dollars (approximately $10,700,000 as translated using effective exchange rates at December 31, 2007) in cumulative lease payments with monthly payments that commenced in January 2008.

In January 2008, the Asia-Pacific Financing (see Note 7) was amended to allow another wholly-owned subsidiary of the Company, located in Sydney, Australia, to borrow up to 32,000,000 Australian dollars. This amendment increased the Asia-Pacific Financing to approximately $68,000,000. Borrowings by the Company’s subsidiary in Australia will generally be made under the same terms as the borrowings by the subsidiaries in Singapore and Tokyo, Japan, and will be used for the Company’s IBX expansion plans in Sydney.

In January and February 2008, the Company received additional advances related to the European Financing (see Note 7) totaling 7,637,000 British pounds or approximately $15,176,000, bringing the cumulative loan payable to date to 49,682,000 British pounds or approximately $98,728,000 with a blended interest rate of 7.39% per annum. As a result, the amount available to borrow from the European financing totals 32,318,000 British pounds or approximately $64,222,000.

In January 2008, the Compensation Committee of the Board of Directors also approved the issuance of an aggregate of 123,000 shares of restricted stock units to executive officers pursuant to the 2000 Equity Incentive Plan. In addition, in February 2008, the Stock Award Committee of the Board of Directors approved the issuance of 308,392 restricted stock units to certain employees, excluding executive officers, as part of the Company’s annual refresh program. All awards are subject to vesting provisions. All such equity awards will be accounted for under the provisions of SFAS No. 123(R), “Share-Based Payment,” and related pronouncements, which will have a significant impact to the Company.

In February 2008, the Company received additional advances related to the Chicago IBX Financing (see Note 7) totaling $1,662,000, bringing the cumulative Loan Payable to date to $107,275,000 with a blended interest rate of 6.08% per annum. As a result, the amount available to borrow from the Chicago IBX Financing totals $2,725,000.

In February 2008, a wholly-owned subsidiary of the Company acquired Virtu Secure Webservices B.V. (“Virtu”), a provider of network-neutral data center services in the Netherlands, for a cash payment of 15,000,000 Euros or $22,915,000, excluding closing costs (the “Virtu Acquisition”). Under the terms of the Virtu Acquisition, the Company may also pay some additional future contingent consideration, which will be payable in the form of up to 20,000 shares of the Company’s common stock and cash of up to 1,500,000 euros, contingent upon meeting certain pre-determined future annual operating targets for 2008 to 2011. Virtu, a similar business to that of the Company, operates data centers in the Netherlands, supplementing the Company’s existing European operations recently acquired as a result of the IXEurope Acquisition (see Note 2). The combined company will operate under the Equinix name and the current Virtu management team will join the Company’s existing European management team in running the Company’s operations in the Netherlands. The Virtu

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition will be accounted for using the purchase method of accounting in accordance with SFAS 141. The Company plans to incur additional capital expenditures to complete the build-out of the IBX center in Amsterdam currently under construction by Virtu.

17. Quarterly Financial Information (Unaudited)

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

The following table presents selected quarterly information for fiscal 2007 and 2006:

	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
2007:
Revenues	$85,109	$91,837	$103,782	$138,714
Net income (loss)	(4,456)	1,217	4,124	(6,073	)(a)
Basic net income (loss) per share	(0.15)	0.04	0.13	(0.17)
Diluted net income (loss) per share	(0.15)	0.04	0.12	(0.17)

2006:
Revenues	$64,869	$68,548	$73,726	$79,772
Net income (loss) before cumulative effect of a change in accounting principle	(5,446)	(5,270)	(5,168)	9,111	(b)
Net income (loss)	(5,070)	(5,270)	(5,168)	9,111	(b)
Basic net income (loss) per share:
Before cumulative effect of a change in accounting principle	(0.19)	(0.19)	(0.18)	0.31
After cumulative effect of a change in accounting principle	(0.18)	(0.19)	(0.18)	0.31
Diluted net income (loss) per share:
Before cumulative effect of a change in accounting principle	(0.19)	(0.19)	(0.18)	0.30
After cumulative effect of a change in accounting principle	(0.18)	(0.19)	(0.18)	0.30

(a)	Represents first full quarter of combined results since the IXEurope Acquisition (see Note 2).
(b)	Includes a $9,647,000 gain on Honolulu IBX Sale (see Note 4).