Form 10-Q
period 2008-03-31
EQUINIX INC
filed 2008-04-30
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2008 was 36,766,800.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$260,834	$290,633
Short-term investments	37,694	63,301
Accounts receivable, net	59,156	60,089
Prepaids and other current assets	16,523	12,738

Total current assets	374,207	426,761
Long-term investments	26,998	29,966
Property and equipment, net	1,284,395	1,162,720
Goodwill	461,347	442,926
Intangible assets, net	73,052	67,207
Debt issuance costs, net	20,253	21,333
Other assets	46,535	30,955

Total assets	$2,286,787	$2,181,868

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$70,230	$65,096
Accrued property and equipment	77,852	76,504
Current portion of capital lease and other financing obligations	3,629	3,808
Current portion of mortgage and loans payable	28,319	16,581
Current portion of convertible debt	32,250	—
Other current liabilities	32,619	29,473

Total current liabilities	244,899	191,462
Capital lease and other financing obligations, less current portion	98,405	93,604
Mortgage and loans payable, less current portion	353,585	313,915
Convertible debt, less current portion	645,986	678,236
Deferred tax liabilities	29,442	25,955
Deferred rent and other liabilities	71,340	64,264

Total liabilities	1,443,657	1,367,436

Stockholders’ equity:
Common stock	37	37
Additional paid-in capital	1,396,525	1,376,915
Accumulated other comprehensive loss	(221)	(3,888)
Accumulated deficit	(553,211)	(558,632)

Total stockholders’ equity	843,130	814,432

Total liabilities and stockholders’ equity	$2,286,787	$2,181,868

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended March 31,
	2008	2007
	(unaudited)
Revenues	$158,218	$85,109

Costs and operating expenses:
Cost of revenues	94,486	52,765
Sales and marketing	15,351	9,076
General and administrative	34,376	22,462

Total costs and operating expenses	144,213	84,303

Income from operations	14,005	806
Interest income	3,441	1,949
Interest expense	(13,594)	(3,592)
Other income	2,040	130
Loss on debt extinguishment and conversion	—	(3,395)

Income (loss) before income taxes	5,892	(4,102)
Income taxes	(471)	(354)

Net income (loss)	$5,421	$(4,456)

Net income (loss) per share:
Basic net income (loss) per share	$0.15	$(0.15)

Weighted average shares	36,277	29,702

Diluted net income (loss) per share	$0.15	$(0.15)

Weighted average shares	37,259	29,702

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$5,421	$(4,456)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	33,684	20,097
Stock-based compensation	12,341	10,498
Amortization of intangible assets	1,775	80
Amortization of debt issuance costs	1,403	389
Accretion of asset retirement obligation and accrued restructuring charges	399	832
Other items	450	(172)
Changes in operating assets and liabilities:
Accounts receivable	2,506	(916)
Prepaids and other assets	(2,098)	(1,326)
Accounts payable and accrued expenses	1,107	(2,657)
Accrued restructuring charges	(745)	(3,543)
Other liabilities	6,741	1,024

Net cash provided by operating activities	62,984	19,850

Cash flows from investing activities:
Purchases of investments	(11,531)	(12,760)
Sales of investments	9,669	—
Maturities of investments	30,780	22,275
Purchase of San Jose IBX property	—	(6,500)
Purchase of Virtu, net of cash acquired	(23,241)	—
Purchases of other property and equipment	(125,643)	(67,056)
Accrued property and equipment	(3,065)	16,454
Purchase of restricted cash	(13,169)	(470)

Net cash used in investing activities	(136,200)	(48,057)

Cash flows from financing activities:
Proceeds from employee equity awards	7,238	10,286
Proceeds from convertible debt	—	250,000
Proceeds from loans payable	41,882	24,607
Repayment of capital lease and other financing obligations	(966)	(465)
Repayment of mortgage and loans payable	(3,092)	(497)
Debt issuance costs	(464)	(10,678)

Net cash provided by financing activities	44,598	273,253

Effect of foreign currency exchange rates on cash and cash equivalents	(1,181)	51

Net increase (decrease) in cash and cash equivalents	(29,799)	245,097
Cash and cash equivalents at beginning of period	290,633	82,563

Cash and cash equivalents at end of period	$260,834	$327,660

Supplemental cash flow information:
Cash paid for taxes	$276	$173

Cash paid for interest	$8,399	$5,048

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. (“Equinix” or the “Company”) and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The balance sheet at December 31, 2007 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Equinix’s Form 10-K as filed with the SEC on February 27, 2008. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

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

Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the condensed consolidated financial statement presentation as of and for the three months ended March 31, 2008.

Consolidation and Foreign Currency Transactions

The accompanying unaudited condensed consolidated financial statements include the accounts of Equinix and its subsidiaries, including the operations of IXEurope from September 14, 2007 and Virtu from February 5, 2008 (see Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation. Foreign exchange gains or losses resulting from foreign currency transactions, including intercompany foreign currency transactions that are anticipated to be repaid within the foreseeable future, are reported within other income (expense) on the Company’s accompanying statements of operations.

Revenue Recognition and Allowance for Doubtful Accounts

Equinix derives more than 90% of its revenues from recurring revenue streams, consisting primarily of (1) colocation services, such as from the licensing of cabinet space and power; (2) interconnection services, such as cross connects and Equinix Exchange ports; (3) managed infrastructure services, such as Equinix Direct and bandwidth and (4) other services consisting of rent. The remainder of the Company’s revenues are from non-recurring revenue streams, such as from the recognized portion of deferred installation revenues, professional services, contract settlements and equipment sales. Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to three years for IBX space customers. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the longer of the term of the related contract or expected life of the installation. Professional service fees are recognized in the period in which the services were provided and represent the culmination of a separate earnings process as long as they meet the criteria for separate recognition under EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue from bandwidth and equipment sales is recognized on a gross basis in accordance with EITF No. 99-19, “Recording Revenue as a Principal versus Net as an Agent”, primarily because the Company acts as the principal in the transaction, takes title to products and services and bears inventory and credit risk. To the extent the Company does not meet the criteria for gross basis accounting for bandwidth and equipment revenue, the Company records the revenue on a net basis. Revenue from contract settlements, when a customer wishes to terminate their contract early, is generally recognized on a cash basis, when no remaining performance obligations exist, to the extent that the revenue has not previously been recognized.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company occasionally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have generally not been significant. There were no significant service level credits issued during the three months ended March 31, 2008 and 2007.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods presented (in thousands, except per share amounts):

	Three months ended March 31,
	2008	2007
Numerator:
Numerator for basic net income (loss) per share	$5,421	$(4,456)
Effect of assumed conversion of convertible debt:
Interest expense, net of tax	—	—

Numerator for diluted net income (loss) per share	$5,421	$(4,456)

Denominator:
Weighted-average shares	36,691	30,119
Weighted-average unvested restricted shares issued subject to forfeiture	(414)	(417)

Denominator for basic net income (loss) per share	36,277	29,702

Effect of dilutive securities:
Convertible subordinated debentures	—	—
2.50% convertible subordinated notes	—	—
3.00% convertible subordinated notes	—	—
Employee equity awards	982	—
Warrants	—	—

Total dilutive potential shares	982	—

Denominator for diluted net income (loss) per share	37,259	29,702

Net income (loss) per share:
Basic	$0.15	$(0.15)

Diluted	$0.15	$(0.15)

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	March 31,
	2008	2007
Shares reserved for conversion of convertible subordinated debentures	816	816
Shares reserved for conversion of 2.50% convertible subordinated notes	2,232	2,232
Shares reserved for conversion of 3.00% convertible subordinated notes	2,945	—
Unvested restricted shares issued subject to forfeiture	—	421
Common stock warrants	1	9
Common stock related to stock-based compensation plans	1,896	4,053

	7,890	7,531

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company recorded an additional deferred tax liability with an increase to goodwill as a result of the Virtu Acquisition. The deferred tax liability recognized is primarily attributable to the identifiable intangible assets that were recorded for the purchase.

The Company will continue to provide a valuation allowance for the net deferred tax assets, other than the deferred tax assets associated with its Singapore and Switzerland subsidiaries, until it becomes more likely than not that the net deferred tax assets will be realizable. For the three months ended March 31, 2008 and 2007, the Company recorded a tax provision of $471,000 and $354,000, respectively. The tax provision recorded in the periods ended March 31, 2008 and 2007 was primarily attributable to the Company’s foreign operations. The tax provision for the three months ended March 31, 2008 includes a tax benefit of $185,000 the Company recorded due to a tax settlement with a state in which it operated. The Company did not record any excess tax benefit associated with the stock options exercised by employees during the three months ended March 31, 2008 and 2007.

In January 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the condensed consolidated financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 resulted in no cumulative effect of a change in accounting principle being recorded on the Company’s condensed consolidated financial statements during the three months ended March 31, 2007. Prior to the adoption of FIN 48, the Company recorded liabilities related to uncertain income tax position based upon SFAS No. 5, “Accounting for Contingencies.”

During the three months ended March 31, 2008, the Company reached a final agreement with a state in which it operated to close an appeal filed by the Company in that state’s tax court. The Company filed the appeal in 2006 to contest the decision made by the state auditor disallowing the refundable research and capital goods credits. The executed Closing Settlement specifies that the state will credit the Company $357,000 plus interest, which was received. As a result of the settlement, the total unrecognized tax benefits decreased by $1,373,000 in the three months ended March 31, 2008. A majority of the unrecognized tax benefits, if subsequently recognized, will affect the Company’s effective tax rate at the time of recognition. The Company will continue to classify the interest and penalties recognized in accordance with paragraphs 15 and 16, respectively, of FIN 48 in the financial statements as income tax. The Company’s income tax returns for all tax years remain open to examination by federal and various state taxing authorities due to the Company’s Net Operating Loss (“NOL”) carry-forward. In addition, the Company’s tax years of 2001 through 2007 also remain open and subject to examination by local tax authorities in the foreign jurisdictions in which the Company has major operations.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest incurred is capitalized in accordance with SFAS No. 34, “Capitalization of Interest Costs.” Total interest cost incurred and total interest cost capitalized during the three months ended March 31, 2008 was $14,936,000 and $1,342,000, respectively. Total interest cost incurred and total interest cost capitalized during the three months ended March 31, 2007 was $5,104,000 and $1,512,000, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with, SFAS No. 123(R), “Share-Based Payment,” and related pronouncements (“SFAS 123(R)”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees,” (“APB 25”) for periods beginning in fiscal year 2006. Commencing in March 2008, the Company no longer plans to grant stock options as it moves towards granting restricted stock units instead.

In January 2008, the Compensation Committee of the Board of Directors approved the issuance of an aggregate of 123,000 shares of restricted stock units to executive officers pursuant to the 2000 Equity Incentive Plan. In addition, in February 2008, the Stock Award Committee of the Board of Directors approved the issuance of 308,267 restricted stock units to certain employees, excluding executive officers, as part of the Company’s annual refresh program. All awards are subject to vesting provisions. All such equity awards described in this paragraph have a total fair value as of the date of grants, net of estimated forfeitures, of $28,565,000, which is expected to be amortized over a weighted-average period of 3.23 years. During the three months ended March 31, 2008, the Company had amortized $1,764,000, net of estimated forfeitures, of the total fair value of such equity awards.

The following table presents, by operating expense, the Company’s stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of revenues	$970	$1,137
Sales and marketing	2,301	2,484
General and administrative	9,070	6,877

	$12,341	$10,498

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Goodwill:
Asia-Pacific	$18,874	$18,010
Europe	442,473	424,916

	461,347	442,926

Other intangibles:
Intangible asset – customer contracts	76,667	69,209
Intangible asset – leases	5,496	5,254
Intangible asset – tradename	441	361
Intangible asset – workforce	160	160
Intangible asset – lease expenses	111	111
Intangible asset – non-compete	73	—

	82,948	75,095
Accumulated amortization	(9,896)	(7,888)

	73,052	67,207

	$534,399	$510,133

As a result of the Virtu Acquisition, the Company recorded goodwill of $16,973,000 and intangible assets, comprised primarily of customer contracts, of $7,195,000. The customer contacts intangible asset is being amortized over an estimated useful life of 12 years. The Company’s goodwill and intangible assets in Europe are assets denominated in British pounds and Euros and are subject to foreign currency fluctuations. The Company’s goodwill in Asia-Pacific is an asset denominated in Singapore dollars and is also subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses, including goodwill and other intangibles, are a component of other comprehensive income and loss.

For the three months ended March 31, 2008 and 2007, the Company recorded amortization expense of $1,775,000 and $80,000, respectively. The Company expects to record the following amortization expense during the remainder of 2008 and beyond (in thousands):

Year ending:
2008 (nine months remaining)	$5,293
2009	6,927
2010	6,888
2011	6,779
2012	6,759
2013 and thereafter	40,406

Total	$73,052

Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Company did not elect to adopt fair value accounting for any assets or liabilities allowed by SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or operating cash flow.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

To increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy to prioritize the inputs used in valuation techniques. There are three broad levels to the fair value hierarchy of inputs to fair value: Level 1 is the highest priority and Level 3 is the lowest priority and are as follows:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company measures and reports certain financial assets and liabilities at fair value on a recurring basis, including its investments in money market funds and available-for-sale debt investments in other public companies, governmental units and other agencies.

The Company’s assets measured at fair value at March 31, 2008 were as follows (in thousands):

	Fair value at March 31, 2008	Fair value measurement using
		Level 1	Level 2	Level 3
Assets:
Money market funds	$228,142	$228,142	$—	$—
Other cash equivalent securities	4,793	—	4,793	—
Short-term investments	33,686	—	33,686	—
Long-term investments	26,998	—	26,998	—

	$293,619	$228,142	$65,477	$—

The fair value of the Company’s investment in available-for-sale money market funds approximates their face value. Such instruments are included in cash and cash equivalents. Cash equivalent securities include available-for-sale debt investments related to the Company’s investments in the securities of other public companies, governmental units and other agencies. The fair value of these investments is based on the quoted market price of the underlying shares. Such investments are included in short-term investments and in long-term investments.

The Company has no Level 3 investments.

Valuation Methods

Fair value estimates are made as of a specific point in time based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors.

The Company’s money market fund instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets.

The types of instruments valued based on other observable inputs include available-for-sale debt investments in other public companies, governmental units and other agencies. Such instruments are generally classified within Level 2 of the fair value hierarchy.

Short-Term and Long-Term Investments. The Company uses the specific identification method in computing realized gains or losses. Short-term and long-term investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income or loss. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades over an extended period of time. The Company determined that these quoted market prices qualify as Level 1 and Level 2.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Virtu Acquisition

On February 5, 2008, a wholly-owned subsidiary of the Company acquired all of the issued and outstanding share capital of Virtu Secure Webservices B.V. (“Virtu”), a provider of network-neutral data center services in the Netherlands, for a cash payment of $23,345,000, including closing costs (the “Virtu Acquisition”). Under the terms of the Virtu Acquisition, the Company may also pay additional future contingent consideration, which will be payable in the form of up to 20,000 shares of the Company’s common stock and cash of up to 1,500,000 Euros, contingent upon meeting certain pre-determined future annual operating targets from 2008 to 2011. Virtu, a similar business to that of the Company, operates data centers in the Netherlands, supplementing the Company’s existing European operations. The combined company predominantly operates under the Equinix name and the current Virtu management team joined the Company’s existing European management team in running the Company’s operations in the Netherlands. The results of operations for Virtu are insignificant; therefore, the Company does not present pro forma combined results of operations.

3. IBX Acquisitions and Expansions

Sydney IBX Expansion Project

In January 2008, the Company entered into a long-term lease for a new building located adjacent to its existing Sydney IBX center and at the same time terminated the existing lease for the Company’s original Sydney IBX center by incorporating it into the new lease. The Company extended the original lease term for an additional seven years in a single, revised lease agreement for both buildings (collectively, the “Building”). Minimum payments under this lease total 18,260,000 Australian dollars, or approximately $16,000,000, in cumulative lease payments with monthly payments that commenced in January 2008, of which 12,202,000 Australian dollars, or approximately $10,700,000, is incremental to the previous lease. As a result of the Company significantly altering the Building’s footprint in order to meet the Company’s IBX center needs, the Company followed the accounting provisions of EITF 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”). Pursuant to EITF 97-10, the Building is considered a financed asset (the “Sydney IBX Building Financing”) and subject to a ground lease for the underlying land, which is considered an operating lease. Pursuant to the Sydney IBX Building Financing, the Company recorded the Building asset and a corresponding financing obligation liability totaling 5,805,000 Australian dollars (or approximately $5,300,000) in January 2008. Payments under the Sydney IBX Building Financing are made monthly, commencing in January 2008, and are payable through December 2022, at an effective interest rate of approximately 7.90% per annum.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

IBX Expansion Project Summary

The following table sets forth approximate balances of total cumulative capital expenditures incurred on the Company’s significant expansion projects currently underway as of the following dates (in thousands):

	March 31, 2008	December 31, 2007
U.S. Expansion Projects:
Washington, D.C. Metro Area Fifth IBX Center Expansion Project (DC5)	$61,942	$20,000
Silicon Valley Metro Area IBX Expansion Project (SV2 Phase II)	37,819	25,283
Los Angeles Metro Area IBX Expansion Project (LA4)	6,417	4,321

	106,178	49,604

Asia-Pacific Expansion Projects:
Tokyo IBX Expansion Project (TY2)	26,231	16,600
Singapore IBX Expansion Project (SG1 Expansion Phase II and III)	16,999	15,500
Sydney IBX Expansion Project (SY2)	1,570	—
Hong Kong IBX Expansion Project (HK1 Phase II)	—	—

	44,800	32,100

Europe Expansion Projects:
Paris IBX Expansion Project (PA2 Phase II and III)	24,357	8,513
Frankfurt IBX Expansion Project (FR2 Phase II(a) and II(b))	14,399	4,177
London IBX Expansion Project (LD4 Phase II)	27,238	5,529
Amsterdam IBX Expansion Project (AM1)	2,826	—

	68,820	18,219

	$219,798	$99,923

The Company’s planned capital expenditures during the remainder of 2008 in connection with the expansion efforts described above are substantial. For further information, refer to “Other Purchase Commitments” in Note 11.

4. Related Party Transactions

A significant amount of the Company’s Asia-Pacific revenues are generated in Singapore and a significant portion of the business in Singapore is transacted with entities affiliated with STT Communications, which is the one of the Company’s largest stockholders (owning approximately 11.7% of the Company’s outstanding common stock as of March 31, 2008). For the three months ended March 31, 2008 and 2007, revenues recognized with related parties, primarily entities affiliated with STT Communications, were $2,099,000 and $1,409,000, respectively, and as of March 31, 2008 and 2007, accounts receivable with these related parties were $1,581,000 and $1,079,000, respectively. For the three months ended March 31, 2008 and 2007, costs and services procured with related parties, primarily entities affiliated with STT Communications, were $755,000 and $315,000, respectively, and as of March 31, 2008 and 2007, accounts payable with these related parties were $131,000 and $91,000, respectively.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Accounts Receivable

Accounts receivables, net, consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Accounts receivable	$102,482	$98,141
Unearned revenue	(42,433)	(37,606)
Allowance for doubtful accounts	(893)	(446)

	$59,156	$60,089

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

6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
IBX plant and machinery	$531,898	$503,755
Leasehold improvements	485,102	481,409
Buildings	158,143	153,692
IBX equipment	133,882	128,423
Site improvements	97,038	96,041
Computer equipment and software	64,946	60,881
Land	51,207	50,979
Furniture and fixtures	6,633	5,698
Construction in progress	243,365	133,501

	1,772,214	1,614,379
Less accumulated depreciation	(487,819)	(451,659)

	$1,284,395	$1,162,720

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $40,816,000 and $40,486,000 at March 31, 2008 and December 31, 2007, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $8,739,000 and $5,306,000 for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008 and December 31, 2007, the Company had accrued property and equipment expenditures of $77,852,000 and $76,504,000, respectively. The Company’s planned capital expenditures during the remainder of 2008 in connection with recently acquired IBX properties and expansion efforts are substantial. For further information, refer to “Other Purchase Commitments” in Note 11.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Accounts payable	$17,357	$14,816
Accrued compensation and benefits	14,900	18,875
Accrued interest	10,774	6,461
Accrued utility and security	9,995	8,709
Accrued taxes	8,457	6,925
Accrued professional fees	1,894	2,094
Accrued other	6,853	7,216

	$70,230	$65,096

8. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Deferred installation revenue	$17,853	$16,295
Customer deposits	5,509	4,643
Deferred recurring revenue	4,914	3,811
Accrued restructuring charges	3,669	3,973
Deferred rent	400	400
Other current liabilities	274	351

	$32,619	$29,473

9. Deferred Rent and Other Liabilities

Deferred rent and other liabilities consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Deferred rent, non-current	$29,367	$26,512
Deferred installation revenue, non-current	12,034	10,241
Asset retirement obligations	10,451	8,759
Accrued restructuring charges, non-current	7,912	8,167
Deferred recurring revenue, non-current	6,221	5,745
Other liabilities	5,355	4,840

	$71,340	$64,264

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Debt Facilities and Other Financing Obligations

Chicago IBX Financing

During the three months ended March 31, 2008, the Company received additional advances totaling $1,663,000, bringing the cumulative loan payable to date to $107,275,000, leaving approximately $2,725,000 of available balance to borrow under the Chicago IBX Financing. The loan payable under the Chicago IBX Financing bears interest at a floating rate. As of March 31, 2008, the loan payable carried an approximate interest rate of 5.88% per annum.

Asia-Pacific Financing

In January 2008, the Asia-Pacific Financing was amended to enable the Company’s subsidiary in Australia to borrow up to 32,000,000 Australian dollars under the same general terms, amending the Asia-Pacific Financing into an approximately $75,000,000 (as translated using exchange rates at March 31, 2008) multi-currency credit facility agreement. Loans payable under the Asia-Pacific Financing bear interest at floating rates.

As of March 31, 2008, the Company had borrowed 18,282,000 Singapore dollars at an approximate interest rate per annum of 3.41%, 2,118,932,000 Japanese yen at an approximate interest rate per annum of 2.70% and 3,162,000 Australian dollars at an approximate interest rate per annum of 9.74%. Collectively, the total amount borrowed was approximately equal to $37,433,000, leaving approximately $37,567,000 of available balance to borrow under the Asia-Pacific Financing. As of March 31, 2008, the Company was in compliance with all financial covenants associated with the Asia-Pacific Financing.

European Financing

During the three months ended March 31, 2008, the Company received additional advances totaling 15,601,000 British pounds, or approximately $30,948,000, under the European Financing, bringing the cumulative loan payable to date to 58,749,000 British pounds, or approximately $116,541,000, with an approximate blended interest rate of 7.27% per annum. As a result, the amount available to borrow under the European Financing totaled 23,251,000 British pounds, or approximately $46,122,000, as of March 31, 2008. Loans payable under the European Financing bear interest at floating rates. The European Financing is available to fund the Company’s expansion projects in France, Germany, Switzerland and the United Kingdom. As of March 31, 2008, the Company was in compliance with all financial covenants associated with the European Financing.

Netherlands Financing

In February 2008, as a result of the Virtu Acquisition, a wholly-owned subsidiary of the Company assumed senior credit facilities totaling 5,500,000 Euros (the “Netherlands Financing”) bearing interest a floating rate (three month EURIBOR plus 1.25%). As of March 31, 2008, a total of 5,082,000 Euros, or approximately $8,023,000, was outstanding under the Netherlands Financing with an approximate blended interest rate of 5.62% per annum. As a result, as of March 31, 2008, a total of 418,000 Euros, or approximately $660,000, remained available to borrow under the Netherlands Financing. The Netherlands Financing contains several financial covenants, which must be complied with on an annual basis. As of March 31, 2008, the Company’s wholly-owned subsidiary in the Netherlands was not in compliance with the December 31, 2007 financial covenants; however, in April 2008, the Company obtained a waiver from the lender for such non-compliance. As of March 31, 2008, the total amount outstanding under the Netherlands Financing is reflected as a current liability within the current portion of mortgage and loans payable on the accompanying balance sheet. This is due to the fact that the Netherlands Financing is not a committed facility and is, therefore, callable by the lender.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Silicon Valley Bank Credit Line

In February 2008, the Company terminated the Silicon Valley Bank Credit Line. As a result, all letters of credit previously issued under the Silicon Valley Bank Credit Line, totaling $12,144,000, were cash collateralized. The Company reports such restricted cash within other assets on the accompanying balance sheets. As of the termination date, the Company had no borrowings outstanding under the Silicon Valley Bank Credit Line and no termination penalties were incurred.

Maturities

Combined aggregate maturities for the Company’s various debt facilities and other financing obligations as of March 31, 2008 was as follows (in thousands):

	Convertible debt (1)	Mortgage and loans payable (1)	Capital lease and other financing obligations (2)	Total
2008 (nine months remaining)	$—	$24,782	$9,029	$33,811
2009	32,250	31,746	12,075	76,071
2010	—	136,318	12,100	148,418
2011	—	28,488	12,187	40,675
2012	250,000	21,023	11,806	282,829
2013 and thereafter	395,986	139,547	113,029	648,562

	678,236	381,904	170,226	1,230,366
Less amount representing interest	—	—	(79,131)	(79,131)
Plus amount representing residual property value	—	—	10,939	10,939

	678,236	381,904	102,034	1,162,174
Less current portion of principal	(32,250)	(28,319)	(3,629)	(64,198)

	$645,986	$353,585	$98,405	$1,097,976

(1)	Represents principal only.

(2)	Represents principal and interest in accordance with minimum lease payments.

11. Commitments and Contingencies

Legal Matters

On June 29, 2006 and September 18, 2006, shareholder derivative actions were filed in the Superior Court of the State of California, County of San Mateo, naming Equinix as a nominal defendant and several of Equinix’s current and former officers and directors as individual defendants. These actions were consolidated, and the consolidated complaint was filed in January 2007. In March 2007, the state court stayed this action in deference to a federal shareholder derivative action filed in the United States District Court for the Northern District of California in October 2006. The federal action named Equinix as a nominal defendant and several current and former officers and directors as individual defendants. This complaint alleged that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of purported backdating of stock options, insider trading and the dissemination of false statements. On April 12, 2007, the federal action was voluntarily dismissed without prejudice pursuant to a joint stipulation entered as an order by the court. On May 3, 2007, the state court lifted the stay on proceedings in the state court action and set a briefing schedule permitting the Company to file a motion to dismiss on the grounds that plaintiffs lack standing to sue on the Company’s behalf. The Company filed its motion to dismiss on June 4, 2007 and appeared for a hearing on the motion on August 6, 2007. The state court granted the Company’s motion to dismiss and granted plaintiffs leave to amend their consolidated

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

complaint. On October 1, 2007, plaintiffs filed an amended consolidated complaint. The Company filed a motion to dismiss the amended consolidated complaint, which the state court granted on February 4, 2008 with leave to amend. On March 3, 2008, a second amended consolidated complaint was filed. The second amended consolidated complaint alleges that the individual defendants breached their fiduciary duties and violated California securities law as a result of purported backdating of stock option grants, insider trading and the preparation and approval of inaccurate financial results. The second amended consolidated complaint seeks to recover, on behalf of Equinix, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, restitution and fees and costs. The Company filed a motion to dismiss the second amended consolidated complaint on April 4, 2008, which is currently pending. In addition to the pending state court derivative action, the Company may be subject to additional derivative or other lawsuits that may be presented on an individual or class basis alleging claims based on its stock option granting practices.

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

On July 30, 2001 and August 8, 2001, putative shareholder class action lawsuits were filed against the Company, certain of its officers and directors (the “Individual Defendants”), and several investment banks that were underwriters of the Company’s initial public offering (the “Underwriter Defendants”). The cases were filed in the United States District Court for the Southern District of New York. Similar lawsuits were filed against approximately 300 other issuers and related parties. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 against the Company and the Individual Defendants. The plaintiffs have since dismissed the Individual Defendants without prejudice. The suits allege that the Underwriter Defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. On February 19, 2003, the Court dismissed the Section 10(b) claim against the Company, but denied the motion to dismiss the Section 11 claim. On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six “focus” cases, which are intended to serve as test cases. Plaintiffs selected these six cases, which do not include Equinix. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by plaintiffs, but noted that plaintiffs could ask the district court to certify more narrow classes than those that were rejected. On August 14, 2007, plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, plaintiffs moved to certify a class in the six focus cases. On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases moved to dismiss the amended complaints against them. On March 26, 2008, the district court dismissed the Section 11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. The Company is awaiting a decision from the Court on the class certification motion.

The Company believes that while an unfavorable outcome to these litigations is reasonably possible, a range of potential loss cannot be determined at this time. As a result, the Company has not accrued for any amounts in connection with this legal matter as of March 31, 2008. The Company and its officers and directors intend to continue to defend the actions vigorously.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of March 31, 2008, the Company was contractually committed for $87,645,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of March 31, 2008, such as commitments to purchase power in select locations, primarily in the U.S., Singapore and the United Kingdom, through the remainder of 2008 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2008. Such other miscellaneous purchase commitments totaled $46,063,000 as of March 31, 2008.

12. Other Comprehensive Income and Loss

The components of other comprehensive income and loss are as follows (in thousands):

	Three months ended March 31,
	2008	2007
Net income (loss)	$5,421	$(4,456)
Unrealized gain on available for sale securities	196	93
Foreign currency translation adjustment	3,471	422

Comprehensive income (loss)	$9,088	$(3,941)

There were no significant tax effects on comprehensive income (loss) for the three months ended March 31, 2008 and 2007.

13. Segment Information

The Company and its subsidiaries are principally engaged in a single reporting segment: the design, build-out and operation of network neutral IBX centers. Virtually all revenues result from the operation of these IBX centers. However, the Company operates in three distinct geographic regions, comprised of the U.S., Asia-Pacific and Europe. The Company’s chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying condensed consolidated financial statements and based on these three geographic regions. The Company has evaluated the criteria for aggregation of its geographic regions under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and believes it meets each of the respective criteria set forth therein. The Company’s geographic regions have similar economic characteristics and maintain similar sales forces, each of which offers all of the Company’s services due to the similar nature of such services. In addition, the geographic regions utilize similar means for delivering the Company’s services and have similarity in the types of customers.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

While the Company believes it operates in one reporting segment, the Company nonetheless provides the following geographic disclosures (in thousands):

	Three months ended March 31,
	2008	2007
Total revenues:
United States	$99,196	$72,526
Asia-Pacific	18,173	12,583
Europe	40,849	—

	$158,218	$85,109

Total depreciation and amortization:
United States	$22,844	$18,607
Asia-Pacific	3,559	1,570
Europe	9,056	—

	$35,459	$20,177

Income from operations:
United States	$13,278	$368
Asia-Pacific	675	438
Europe	52	—

	$14,005	$806

Capital expenditures:
United States	$59,078	$70,577
Asia-Pacific	14,156	2,979
Europe	52,409	—

	$125,643	$73,556

The Company’s long-lived assets are located in the following geographic areas (in thousands):

	March 31, 2008	December 31, 2007
United States	$1,003,925	$959,637
Asia-Pacific	114,814	91,478
Europe	793,841	703,992

	$1,912,580	$1,755,107

For information on the Company’s goodwill, refer to “Goodwill and Other Intangible Assets” in Note 1.

Revenue information on a services basis is as follows (in thousands):

	Three months ended March 31,
	2008	2007
Colocation	$121,349	$59,759
Interconnection	22,148	16,720
Managed infrastructure	6,500	4,099
Rental	362	308

Recurring revenues	150,359	80,886
Non-recurring revenues	7,859	4,223

	$158,218	$85,109

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

No single customer accounted for 10% or greater of the Company’s revenues for the three months ended March 31, 2008 and 2007. No accounts receivables accounted for 10% or greater of the Company’s gross accounts receivable as of March 31, 2008 and 2007.

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

A summary of the movement in the 2004 accrued restructuring charges from December 31, 2007 to March 31, 2008 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2007	Accretion expense	Cash payments	Accrued restructuring charge as of March 31, 2008
Estimated lease exit costs	$12,140	$186	$(745)	$11,581

	12,140	$186	$(745)	11,581

Less current portion	(3,973)			(3,669)

	$8,167			$7,912

As the Company currently has no plans to enter into lease terminations with either of the landlords associated with these two excess space leases, the Company has reflected its accrued restructuring liability as both a current and non-current liability. The Company reports accrued restructuring charges within other current liabilities and deferred rent and other liabilities on the accompanying condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007. The Company is contractually committed to these two excess space leases through 2015.

15. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired or a gain from a bargain purchase. SFAS 141R also determines disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of a fiscal year that begins on or after December 15, 2008 and there are also implications for acquisitions that occur prior to this date. The Company is currently evaluating the impact that the adoption of SFAS No. 141 (R) will have on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS No. 160 amends ARB 51, Consolidated Financial Statements, and requires all entities to report non-controlling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS 160 also requires any acquisitions or dispositions of non-controlling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. As of March 31, 2008, all of the Company’s subsidiaries were wholly-owned. As a result, SFAS 160 is not presently expected to impact the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and, thereby, improves the transparency of financial reporting. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 161 will have on its financial position, results of operations and cash flows.

16. Subsequent Events

In April 2008, the Company received an additional advance of 377,100,000 Japanese yen, or approximately $3,600,000, at an approximate interest rate per annum of 2.51% under the Asia-Pacific Financing. Collectively, the total amount borrowed under the Asia-Pacific Financing was approximately $41,033,000, leaving approximately $33,967,000 available to borrow.

In April 2008, the Company received additional advances totaling approximately 5,400,000 British pounds, or approximately $10,720,000, under the European Financing, bringing the cumulative loan payable to date to approximately 61,540,000 British pounds, or approximately $123,300,000, with a blended interest rate of 7.48% per annum. As a result, the amount available to borrow under the European Financing totals approximately 20,460,000 British pounds or approximately $40,700,000.

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

Overview

Equinix provides network neutral colocation, interconnection and managed services to enterprises, content companies, systems integrators and the world’s largest network providers. On September 14, 2007, we completed the acquisition of IXEurope Plc, or IXEurope, headquartered in London, U.K., whereby IXEurope became our wholly-owned subsidiary. We refer to this transaction as the IXEurope acquisition. On February 5, 2008, we completed the acquisition of Virtu Secure Webservices B.V., or Virtu, based in the Netherlands, whereby Virtu became our wholly-owned subsidiary. We refer to this transaction as the Virtu acquisition. Virtu, a similar business to ours, operated network neutral data centers in the Netherlands, and the Virtu acquisition supplements our existing European operations. As of March 31, 2008, we operate IBX centers in the Chicago, Dallas, Los Angeles, New York, Silicon Valley and Washington, D.C. metro areas in the United States, Australia, Hong Kong, Japan and Singapore in the Asia-Pacific region, and France, Germany, the Netherlands, Switzerland and the United Kingdom in the Europe region.

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

Historically, our market has been served by large telecommunications carriers who have bundled their telecommunications products and services with their colocation offerings. Each of these colocation providers own and operate a network. We do not own or operate a network, yet have greater than 300 networks operating out of our IBX centers. As a result, we are able to offer our customers a substantial choice of networks given our network neutrality thereby allowing our customers to choose from numerous network service providers. We believe this is a distinct and sustainable competitive advantage.

On a consolidated basis, and excluding the impact of the Virtu acquisition, our customer count increased to 1,994 as of March 31, 2008 versus 1,335 as of March 31, 2007, an increase of 49%. This significant increase was primarily due to the IXEurope acquisition in September 2007. Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available taking into account power limitations. Excluding the impact of the IXEurope and the Virtu acquisitions, our utilization rate increased to 61% as of March 31, 2008 versus 57% as of March 31, 2007; however, excluding the impact of our recent IBX center openings in the Chicago, New York and Washington, D.C. metro areas, our utilization rate would have been 65% as of March 31, 2008. Our utilization rate varies from market to market among our IBX centers in our markets across the U.S., Asia-Pacific and Europe.

We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of draw our customers take from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX centers to support power and cooling needs twice that of previous IBX centers. We could face power limitations in our centers even though we may have additional physical cabinet capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service offerings. However, we will continue to be very selective with any similar opportunities. As was the case with our recent expansions and acquisitions, our expansion criteria will be dependent on a number of factors such as demand from new and existing customers, quality of the design, power capacity, access to networks, capacity availability in current market location, amount of incremental investment required by us in the targeted property, lead-time to break-even and in-place customers. Like our recent expansions and acquisitions, the right combination of these factors may be attractive to us. Dependent on the particular deal, these transactions may require upfront cash payments and additional capital expenditures or may be funded through long-term financing arrangements in order to bring these properties up to Equinix standards. Property expansion may be in the form of a purchase of real property, long-term leasing arrangements or acquisitions. Future purchases, construction or acquisitions may be completed by us or with partners or potential customers to minimize the outlay of cash, which can be significant.

Our business is based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure services. We consider these services recurring as our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues are a significant component of our total revenues, comprising greater than 90% of our total revenues. Over the past few years, greater than half of our then existing customers order new services in any given quarter representing greater than half of the new orders received in each quarter.

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

Our U.S. revenues are derived primarily from colocation and interconnection services while our Asia-Pacific and Europe revenues are derived primarily from colocation and managed infrastructure services. Our Asia-Pacific revenues are generated from Hong Kong, Singapore, Sydney and Tokyo. Our Europe revenues are generated from France, Germany, the Netherlands, Switzerland and the United Kingdom.

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

Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, including stock-based compensation, sales commissions, marketing programs, public relations, promotional materials and travel, as well as bad debt expense and amortization of customer contract intangible assets.

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, accounting, legal and other professional service fees, and other general corporate expenses such as our corporate headquarters office lease and some depreciation expense.

Critical Accounting Policies and Estimates

Equinix’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management’s application of accounting policies. On an on-going basis, management evaluates its estimates and judgments. Critical accounting policies for Equinix that affect our more significant judgment and estimates used in the preparation of our condensed consolidated financial statements include accounting for business combinations, accounting for stock-based compensation, accounting for income taxes and accounting for restructuring charges, which are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in our 2007 Annual Report on Form 10-K.

Results of Operations

Our results of operations for the three months ended March 31, 2007 do not include the operations of IXEurope, as the IXEurope acquisition closed on September 14, 2007, or the operations of Virtu, as the Virtu acquisition closed on February 5, 2008. Our results of operations for the three months ended March 31, 2008 include the operations of Virtu from February 5, 2008 to March 31, 2008. As a result, only 56 days of operations are reported from our Virtu operations.

Three Months Ended March 31, 2008 and 2007

Revenues. Our revenues for the three months ended March 31, 2008 and 2007 were split between the following revenue classifications and geographic regions (dollars in thousands):

	Three months ended March 31,				Change
	2008	%	2007	%	$	%
U.S:
Recurring revenues	$95,118	60%	$69,243	81%	$25,875	37%
Non-recurring revenues	4,078	3%	3,283	4%	795	24%

	99,196	63%	72,526	85%	26,670	37%

Asia-Pacific:
Recurring revenues	17,008	10%	11,643	14%	5,365	46%
Non-recurring revenues	1,165	1%	940	1%	225	24%

	18,173	11%	12,583	15%	5,590	44%

Europe:
Recurring revenues	38,233	24%	—	—	38,233	100%
Non-recurring revenues	2,616	2%	—	—	2,616	100%

	40,849	26%	—	—	40,849	100%

Total:
Recurring revenues	150,359	95%	80,886	95%	69,473	85%
Non-recurring revenues	7,859	5%	4,223	5%	3,636	86%

	$158,218	100%	$85,109	100%	$73,109	86%

Revenues

U.S. Revenues. The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers acquired during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers, as well as selective price increases in each of our IBX markets. Most notably, we recorded $9.9 million of revenues during the three months ended March 31, 2008 from our newly opened IBX centers in the Washington, D.C., New York and Chicago metro areas. We expect our U.S. recurring revenues, particularly from colocation and interconnection services, to remain our most significant source of revenue for the foreseeable future.

Asia-Pacific Revenues. Our revenues from Singapore represented approximately 35% of the regional revenues for both the three months ended March 31, 2008 and 2007. As in the U.S., Asia-Pacific revenue growth is due to an increase in orders from both our existing customers and new customers acquired during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers, as well as selective price increases in each of our IBX markets. In addition, during the three months ended March 31, 2008, we recorded $2.2 million of revenues from our new IBX center in Tokyo, which we acquired in December 2006, and from our IBX center expansion in Singapore. We expect that our Asia-Pacific revenues will continue to grow as a result of expansion activity currently taking place in the Hong Kong, Singapore, Sydney and Tokyo metro areas.

Europe Revenues. Our revenues from the United Kingdom represented approximately 41% of the regional revenues for the three months ended March 31, 2008. We expect our Europe revenues to grow in future periods, both organically and as a result of expansion activity currently taking place in Amsterdam, Frankfurt, London and Paris.

Cost of Revenues

	Three months ended March 31,				Change
	2008	%	2007	%	$	%
U.S.	$54,847	58%	$45,557	86%	$9,290	20%
Asia-Pacific	11,418	12%	7,208	14%	4,210	58%
Europe	28,221	30%	—	—	28,221	100%

Total	$94,486	100%	$52,765	100%	$41,721	79%

	Three months ended March 31,
	2008	2007
Cost of revenues as a percentage of revenues:
U.S.	55%	63%
Asia-Pacific	63%	57%
Europe	69%	—
Total	60%	62%

U.S. Cost of Revenues. U.S. cost of revenues for the three months ended March 31, 2008 and 2007 included $20.6 million and $17.2 million, respectively, of depreciation expense. Our U.S. cost of revenues for the three months ended March 31, 2008 also included $8.0 million of incremental cash operating costs not incurred in the prior year associated with the recently opened IBX centers in the Washington, D.C., New York and Chicago metro areas, and the IBX centers under construction in the Los Angeles, Silicon Valley and Washington, D.C. metro areas. Excluding depreciation and the incremental cash costs associated with operating our new IBX centers, U.S. cost of revenues increased period over period to $24.5 million for the three months ended March 31, 2008 from $22.9 million for the three months ended March 31, 2007, a 7% increase. This increase is primarily due to an increase in utility costs in line with increasing customer installations and revenues attributed to customer growth. We continue to anticipate that our U.S. cost of revenues will increase in the foreseeable future to the extent that the occupancy levels in our U.S. IBX centers increase and as newly-opened IBX centers in the Chicago, New York and Washington, D.C. metro areas commence operations more fully during the remainder of 2008. However, a portion of our expected increase in U.S. cost of revenues will be partially offset by a reduction in rent expense as a result of our Silicon Valley property acquisition in July 2007.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the three months ended March 31, 2008 and 2007 included $3.4 million and $1.5 million, respectively, of depreciation expense. Excluding depreciation expense, Asia-Pacific cost of revenues increased period over period to $8.0 million for the three months ended March 31, 2008 from $5.7 million for the three months ended March 31, 2007, a 40% increase. This increase is primarily the result of increasing utility and bandwidth costs in line with increasing customer installations and revenues attributed to customer growth, as well as additional rent expense associated with new leases in connection with Singapore expansion projects opened in the third quarter of 2007 and first quarter of 2008. We anticipate that our Asia-Pacific cost of revenues will increase in the foreseeable future in connection with overall revenue growth and our expansion activity in the Hong Kong, Singapore, Sydney and Tokyo metro areas.

Europe Cost of Revenues. Europe cost of revenues for the three months ended March 31, 2008 included $7.0 million of depreciation expense. We anticipate our Europe cost of revenues will increase in future periods, both organically and as a result of expansion activity currently taking place in Amsterdam, Frankfurt, London and Paris.

Sales and Marketing Expenses

	Three months ended March 31,				Change
	2008	%	2007	%	$	%
U.S.	$8,644	56%	$7,498	83%	$1,146	15%
Asia-Pacific	2,099	14%	1,578	17%	521	33%
Europe	4,608	30%	—	—	4,608	100%

Total	$15,351	100%	$9,076	100%	$6,275	69%

	Three months ended March 31,
	2008	2007
Sales and marketing expenses as a percentage of revenues:
U.S.	9%	10%
Asia-Pacific	12%	13%
Europe	11%	—
Total	10%	11%

U.S. Sales and Marketing Expenses. U.S. sales and marketing expenses for the three months ended March 31, 2008 and 2007 included $2.1 million and $2.2 million, respectively, of stock-based compensation expense. Excluding stock-based compensation expense, U.S. sales and marketing expenses increased to $6.6 million for the three months ended March 31, 2008 as compared to $5.1 million for the three months ended March 31, 2007, a 28% increase. This increase is primarily attributable to increased sales compensation as a result of revenue growth. We expect U.S. sales and marketing spending to increase as we continue to grow our business and invest in various branding initiatives.

Asia-Pacific Sales and Marketing Expenses. The increase in Asia-Pacific sales and marketing expenses was primarily due to an increase in bad debt expense due to the write-off of one specific customer in Tokyo and general salary and sales compensation increases over the prior period associated with the overall growth in this region. We expect that our Asia-Pacific sales and marketing expenses will continue to grow in the foreseeable future.

Europe Sales and Marketing Expenses. Europe sales and marketing expenses for the three months ended March 31, 2008 included $1.6 million of amortization expense. Our Europe sales and marketing expenses are expected to increase in future periods as a result of our effort to drive increased revenue growth in this region, both organically and through expansion activity.

General and Administrative Expenses

	Three months ended March 31,				Change
	2008	%	2007	%	$	%
U.S.	$22,427	65%	$19,103	85%	$3,324	17%
Asia-Pacific	3,981	12%	3,359	15%	622	19%
Europe	7,968	23%	—	—	7,968	100%

Total	$34,376	100%	$22,462	100%	$11,914	53%

	Three months ended March 31,
	2008	2007
General and administrative expenses as a percentage of revenues:
U.S.	23%	26%
Asia-Pacific	22%	27%
Europe	20%	—
Total	22%	26%

U.S. General and Administrative Expenses. U.S. general and administrative expenses for the three months ended March 31, 2008 included $6.9 million of stock-based compensation expense and $2.1 million of depreciation expense compared to $5.8 million of stock-based compensation expense and $1.3 million of depreciation expense for the three months ended March 31, 2007. Excluding stock-based compensation and depreciation expense, U.S. general and administrative expenses increased to $13.5 million for the three months ended March 31, 2008, as compared to $12.0 million for the three months ended March 31, 2007, a 12% increase. This increase is primarily due to higher compensation costs, including general salary increases, benefits and headcount growth (226 U.S. general and administrative employees as of March 31, 2008 versus 187 as of March 31, 2007). Going forward, we expect U.S. general and administrative spending to increase as we continue to scale our operations to support our growth.

Asia-Pacific General and Administrative Expenses. The increase in Asia-Pacific general and administrative expenses was primarily due to higher compensation costs, including general salary increases and bonuses. We expect that our Asia-Pacific general and administrative expenses will experience some growth in the foreseeable future.

Europe General and Administrative Expenses. Europe general and administrative expenses for the three months ended March 31, 2008 included $1.5 million of stock-based compensation expense. Our Europe general and administrative expenses are expected to increase in future periods as this region scales to support anticipated revenue growth and in connection with various integration initiatives related to investments in systems and internal control compliance.

Interest Income. Interest income increased to $3.4 million for the three months ended March 31, 2008 from $1.9 million for the three months ended March 31, 2007. Interest income increased due to higher invested balances of cash and cash equivalents held in interest-bearing accounts, partially offset by lower yields on those balances due to lower interest rates. The average yield for the three months ended March 31, 2008 was 2.90% versus 5.25% for the three months ended March 31, 2007. We expect our interest income to decrease for the foreseeable future due to the utilization of our cash to finance our expansion activities and decreasing interest rates.

Interest Expense. Interest expense increased to $13.6 million for the three months ended March 31, 2008 from $3.6 million for the three months ended March 31, 2007. The increase in interest expense was primarily due to new financings entered into during 2007 and 2008: (i) our $110.0 million Chicago IBX financing, which was drawn down during the construction period of the Chicago metro area IBX expansion project, of which $107.3 million was outstanding as of March 31, 2008 with an approximate interest rate of 5.88% per annum, (ii) our $250.0 million 2.50% convertible subordinated notes offering in March 2007, (iii) our approximately $75.0 million Asia-Pacific financing, of which approximately $37.4 million was outstanding as of March 31, 2008 with an approximate blended interest rate of 3.49% per annum, (iv) our $396.0 million 3.00% convertible subordinated notes offering in September 2007, (v) our approximately $163.0 million European financing, of which $116.5 million was outstanding as of March 31, 2008 with an approximate blended interest rate of 7.27% per annum and (vi) our Netherlands financing of approximately $8.7 million, acquired as a result of the Virtu acquisition, with an approximate blended interest rate of 5.62% per annum. This increase was partially offset by the $54.0 million partial conversion of our 2.50% convertible subordinated debentures in March 2007 that resulted in a decrease in interest expense. During the three months ended March 31, 2008 and 2007, we capitalized $1.3 million and $1.5 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we fully utilize or recognize the full impact of our existing financings to fund our expansion efforts and as we complete expansion efforts and cease to capitalize interest expense.

Other Income. For the three months ended March 31, 2008, we recorded $2.0 million of other income, primarily attributable to foreign currency gains during the period. For the three months ended March 31, 2007, we recorded $130,000 of other expense, primarily attributable to foreign currency losses during the period.

Loss on Debt Extinguishment and Conversion. During the three months ended March 31, 2007 we retired $54.0 million of our convertible subordinated debentures in exchange for approximately 1.4 million newly issued shares of our common stock and a $3.4 million cash inducement fee. As a result, we recognized a loss on debt conversion totaling $3.4 million in accordance with FASB No. 84, “Induced Conversions of Convertible Debt,” due to the inducement fee. During the three months ended March 31, 2008, no loss on debt extinguishment and conversion was recorded in our statement of operations.

Income Taxes. For the three months ended March 31, 2008 and 2007, we recorded $471,000 and $354,000, respectively, of income tax expense. The tax provision recorded in both the three months ended March 31, 2008 and 2007 was primarily attributable to our foreign operations. We have not incurred any significant income tax expense since inception and we do not expect to incur any significant cash income tax expense during the remainder of 2008.

Liquidity and Capital Resources

As of March 31, 2008, our total indebtedness was comprised of (i) convertible debt totaling $678.2 million from our convertible subordinated debentures, our 2.50% convertible subordinated notes and our 3.00% convertible subordinated notes and (ii) non-convertible debt and financing obligations totaling $483.9 million from our Washington D.C. metro area IBX capital lease, San Jose IBX equipment and fiber financing, Chicago IBX equipment financing, Los Angeles IBX financing, Ashburn campus mortgage payable, Chicago IBX financing, Asia-Pacific financing, European financing, Netherlands financing and other financing obligations.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities and anticipated cash from financings, to meet our operating requirements for at least the next 12 months. As of March 31, 2008, we had $325.5 million of cash, cash equivalents and short-term and long-term investments. As of March 31, 2008, we had a total of $86.4 million of additional liquidity available to us in the event we need additional cash to fund expansion activities, fund working capital requirements or pursue attractive strategic opportunities that may become available in the future, comprised of (i) $2.7 million available under the Chicago IBX financing for the Chicago metro area IBX expansion project, (ii) $37.6 million under the Asia-Pacific financing for expansion projects in Singapore, Tokyo and Sydney and (iii) $46.1 million under the European financing for general working capital and expansion projects in France, Germany, Switzerland and the United Kingdom. In addition, from time to time we assess external financing opportunities, both debt and equity, as alternative sources for financing such activities and opportunities, including any acquisition plans. While we expect that our cash flow from operations will continue to increase, we expect our cash flow used in investing activities, primarily as a result of our expected purchases of property and equipment to complete our announced expansion projects, will also increase and we expect our cash flow used in investing activities to be greater than our cash flows generated from operating activities. Given our limited operating history, additional potential expansion opportunities that we may decide to pursue and other business risks that may cause our operating results to fluctuate; we may not achieve our desired levels of profitability or cash requirements in the future. For further information, refer to “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q below.

Sources and Uses of Cash

	Three months ended March 31,
	2008	2007
Net cash provided by operating activities	$62,984	$19,850
Net cash used in investing activities	(136,200)	(48,057)
Net cash provided by financing activities	44,598	273,253

Operating Activities. The increase in net cash provided by operating activities was primarily due to improved operating results and an improved net working capital position due to strong collections of accounts receivable, management of vendor payments and growth in customer installations, which increases deferred installation revenue, a liability account. We expect that we will continue to generate cash from our operating activities throughout the remainder of 2008 and beyond.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2008 was primarily due to $125.6 million of capital expenditures required to bring our recently announced and current IBX expansion projects to Equinix standards, and to support our growing customer base, as well as the Virtu acquisition of $23.2 million, partially offset by net maturities of our short-term and long-term investments. Net cash used in investing activities for the three months ended March 31, 2007 was primarily due to $67.1 million of capital expenditures required to bring our IBX expansion projects to Equinix standards, and to support our growing customer base, as well as the deposit of $6.5 million for the conditional purchase of our San Jose IBX property in January 2007, partially offset by net maturities of our short-term and long-term investments.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2008, was primarily the result of gross proceeds from our loans payable in connection with our European financing, Asia-Pacific financing and Chicago IBX financing. Net cash provided by financing activities for the three months ended March 31, 2007, was primarily the result of $250.0 million in gross proceeds form our convertible subordinated notes offering, $24.6 million in gross proceeds from our loan payable in connection with the Chicago IBX financing and proceeds from our various employee stock plans, partially offset by debt issuance costs and principal payments for our capital leases and other financing obligations and Ashburn campus mortgage payable.

Debt Obligations

Chicago IBX Financing. During the three months ended March 31, 2008, we received additional advances totaling $1.7 million, bringing the cumulative loan payable to date to $107.3 million, leaving approximately $2.7 million of available balance to borrow under the Chicago IBX financing. As of March 31, 2008, the loan payable carried an approximate interest rate of 5.88% per annum. The loan payable under the Chicago IBX financing bears interest at a floating rate.

Asia-Pacific Financing. In January 2008, the Asia-Pacific financing was amended to enable our subsidiary in Australia to borrow up to 32.0 million Australian dollars under the same general terms, amending the Asia-Pacific financing into an approximately $75.0 million (as translated using exchange rates at March 31, 2008) multi-currency credit facility agreement. As of March 31, 2008, we had borrowed 18.3 million Singapore dollars at an approximate interest rate per annum of 3.41%, 2.1 billion Japanese yen at an approximate interest rate per annum of 2.70% and 3.2 million Australian dollars at an approximate interest rate per annum of 9.74%. Loans payable under the Asia-Pacific financing bear interest at floating rates. Collectively, the total amount borrowed is approximately equal to $37.4 million, leaving approximately $37.6 million of available balance to borrow under the Asia-Pacific financing. As of March 31, 2008, we were in compliance with all financial covenants associated with the Asia-Pacific financing. In April 2008, we received an additional advance of 377.1 million Japanese yen, or approximately $3.6 million, at an approximate interest rate per annum of 2.51% under the Asia-Pacific financing. Collectively, the total amount borrowed under the Asia-Pacific financing was approximately $41.0 million, leaving approximately $34.0 million available to borrow.

European Financing. During the three months ended March 31, 2008, we received additional advances totaling 15.6 million British pounds, or approximately $30.9 million, under the European financing, bringing the cumulative loan payable to date to 58.7 million British pounds, or approximately $116.5 million, with an approximate blended interest rate of 7.27% per annum. As a result, the amount available to borrow under the European financing totaled 23.3 million British pounds, or approximately $46.1 million, as of March 31, 2008. Loans payable under the European financing bear interest at floating rates. The European financing is available to fund our expansion projects in France, Germany, Switzerland and the United Kingdom. As of March 31, 2008, we were in compliance with all financial covenants associated with the European financing. In April 2008, we received an additional advance of approximately 5.4 million British pounds, or approximately $10.7 million, bringing the cumulative loan payable to date to approximately 61.5 million British pounds, or approximately $123.3 million with a blended interest rate of 7.48% per annum.

Netherlands Financing. In February 2008, as a result of the Virtu acquisition, our wholly-owned subsidiary acquired senior credit facilities totaling 5.5 million Euros bearing interest at a floating rate (three month EURIBOR plus 1.25%). As of March 31, 2008, a total of 5.1 million Euros, or approximately $8.0 million, was outstanding under the Netherlands financing with an approximate blended interest rate of 5.62% per annum. As a result, as of March 31, 2008, a total of 418,000 Euros, or approximately $660,000, remained available to borrow under the Netherlands financing. The Netherlands financing contains several financial covenants, which must be complied with on an annual basis. As of March 31, 2008, our wholly-owned subsidiary in the Netherlands was not in compliance with the December 31, 2007 financial covenants; however, in April 2008, we obtained a waiver from the lender for such non-compliance. As of March 31, 2008, the total amount outstanding under the Netherlands financing is reflected as a current liability within the current portion of mortgage and loans payable on our accompanying balance sheet. This is due to the fact that the Netherlands financing is not a committed facility and it is, therefore, callable by the lender.

$75.0 Million Silicon Valley Bank Revolving Credit Line. In February 2008, we terminated the $75.0 million Silicon Valley Bank revolving credit line. As a result, all letters of credit issued and outstanding under the $75.0 million Silicon Valley Bank revolving credit line, totaling $12.1 million, were cash collateralized. As of the termination date, we had no borrowings outstanding under the Silicon Valley Bank revolving credit line and no termination penalties were incurred.

Debt Maturities, Financings, Leases and Other Contractual Commitments

We lease our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2027. The following represents our debt maturities, financings, leases and other contractual commitments as of March 31, 2008 (in thousands):

	2008 (9 months)	2009	2010	2011	2012	2013 and thereafter	Total
Convertible debt (1)	$—	$32,250	$—	$—	$250,000	$395,986	$678,236
Chicago IBX financing (1)	—	—	107,275	—	—	—	107,275
Asia-Pacific financing (1)	2,879	12,237	12,478	9,599	240	—	37,433
European financing (1)	2,086	10,427	13,740	15,825	17,481	56,982	116,541
Netherlands financing (1)	8,023	—	—	—	—	—	8,023
Interest (2)	28,228	35,517	26,697	24,549	18,260	26,206	159,457
Mortgage payable (3)	7,622	10,164	10,164	10,164	10,165	133,503	181,782
Other note payable (3)	7,500	10,000	—	—	—	—	17,500
Capital lease and other financing obligations (3)	9,029	12,075	12,100	12,187	11,806	113,029	170,226
Operating leases under accrued restructuring charges (3)	2,948	4,025	4,094	4,224	4,472	11,524	31,287
Operating leases (4)	38,541	51,625	48,693	44,559	43,458	231,744	458,620
Other contractual commitments (4)	125,101	4,280	4,327	—	—	—	133,708

	$231,957	$182,600	$239,568	$121,107	$355,882	$968,974	$2,100,088

(1)	Represents principal only.

(2)	Represents interest on convertible debt, Chicago IBX financing, Asia-Pacific financing, European financing and Netherlands financing based on their approximate interest rates as of March 31, 2008.

(3)	Represents principal and interest.

(4)	Represents off-balance sheet arrangements. Other contractual commitments are described below.

Primarily as a result of our various IBX expansion projects, as of March 31, 2008, we were contractually committed for $87.6 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2008, is reflected in the table above as “other contractual commitments.”

We have other, non-capital purchase commitments in place as of March 31, 2008, such as commitments to purchase power in select locations, primarily in the U.S., Singapore and the United Kingdom, through the remainder of 2008 and thereafter, and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during the remainder of 2008. Such other purchase commitments as of March 31, 2008, which total $46.1 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $100.0 million to $150.0 million beyond the $87.6 million contractually committed as of March 31, 2008 in our various IBX expansion projects during the remainder of 2008 in order to complete the work needed to open these IBX centers. These non-contractual capital expenditures are not reflected in the table above.

Recent Accounting Pronouncements

See Note 15 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio and variable-rate financings in place in the U.S., Asia-Pacific and Europe. All of our cash equivalents and marketable securities are designated as available-for-sale and are therefore recorded at fair market value on our condensed consolidated balance sheets with the unrealized gains or losses reported as a separate component of other comprehensive income or loss. We consider various factors in determining whether we should recognize an impairment charge for our securities, including the length of time and extent to which the fair value has been less than our cost basis and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of March 31, 2008 our portfolio maturity was relatively short. If current interest rates were to increase or decrease by 10% from their position as of March 31, 2008, the fair market value of our investment portfolio could increase or decrease by approximately $84,000.

An immediate 10% increase or decrease in current interest rates from their position as of March 31, 2008 would furthermore not have a material impact on our debt obligations due to the fixed nature of the majority of our debt obligations. However, the interest expense associated with our Chicago IBX financing, Asia-Pacific financing, European financing and Netherlands financing, which bear interest at variable rates tied to local cost of funds or LIBOR/SIBOR/EURIBOR, could be affected. For every 100 basis point change in interest rates, our interest expense could increase or decrease by a total of $2.7 million based on the total balance of our borrowings under the Chicago IBX financing, Asia-Pacific financing and European financing as of March 31, 2008.

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but do not impact our earnings or cash flows. The fair market value of our convertible subordinated debentures and convertible subordinated notes is based on quoted market prices. The estimated fair value of our convertible subordinated debentures at March 31, 2008 was approximately $55.5 million. The estimated fair value of our 2.50% convertible subordinated notes at March 31, 2008 was approximately $225.0 million. The estimated fair value of our 3.00% convertible subordinated notes at March 31, 2008 was approximately $366.0 million.

We may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.

Foreign Currency Risk

The majority of our recognized revenue is denominated in U.S. dollars, generated mostly from customers in the U.S. However, approximately 36% of our revenues and 40% of our operating costs are in the Europe and Asia-Pacific regions and a large portion of those revenues and costs are denominated in a currency other than the U.S. dollar, primarily the British pound, Euro, Swiss franc, Singapore dollar, Japanese yen and Hong Kong and Australian dollars. As a result, our operating results and cash flows are impacted by currency fluctuations relative to the U.S. dollar. Going forward, we anticipate that approximately 30-40% of our revenues and operating costs will continue to be generated and incurred outside of the U.S. in currencies other than the U.S. dollar. As a result, our operating results and cash flows are impacted by currency fluctuations relative to the U.S. dollar.

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

We may enter into hedging agreements in the future to mitigate our exposure to foreign currency risk.

Commodity Price Risk

Certain operating costs incurred by us are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodities most likely to have an impact on our results of operations in the event of price changes are electricity, supplies and equipment used in our IBX centers. We are closely monitoring the cost of electricity at all of our locations. We have entered into several power contracts to purchase power at fixed prices during 2008 and 2009 in certain locations in the U.S., as well as Singapore and the United Kingdom.

In addition, as we are building new, “greenfield” IBX centers, we are subject to commodity price risk for building materials related to the construction of these IBX centers, such as steel and copper. In addition, the lead-time to procure certain pieces of equipment, such as generators, is substantial. Any delays in procuring the necessary pieces of equipment for the construction of our IBX centers could delay the anticipated openings of these new IBX centers and, as a result, increase the cost of these projects.

We do not currently employ forward contracts or other financial instruments to hedge commodity price risk other than the power contracts discussed above.

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

On July 30, 2001 and August 8, 2001, putative shareholder class action lawsuits were filed against us, certain of our officers and directors (the “Individual Defendants”), and several investment banks that were underwriters of our initial public offering (the “Underwriter Defendants”). The cases were filed in the United States District Court for the Southern District of New York. Similar lawsuits were filed against approximately 300 other issuers and related parties. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b), Rule 10b-5 and 20(a) of the Securities

Exchange Act of 1934 against us and the Individual Defendants. The plaintiffs have since dismissed the Individual Defendants without prejudice. The suits allege that the Underwriter Defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for our initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. On February 19, 2003, the Court dismissed the Section 10(b) claim against us, but denied the motion to dismiss the Section 11 claim. On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six “focus” cases, which are intended to serve as test cases. Plaintiffs selected these six cases, which do not include Equinix. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by plaintiffs, but noted that plaintiffs could ask the district court to certify more narrow classes than those that were rejected. On August 14, 2007, plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, plaintiffs moved to certify a class in the six focus cases. On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases moved to dismiss the amended complaints against them. On March 26, 2008, the district court dismissed the Section 11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. We are awaiting a decision from the Court on the class certification motion.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows. We intend to continue to defend the action vigorously.

On June 29, 2006 and September 18, 2006, shareholder derivative actions were filed in the Superior Court of the State of California, County of San Mateo, naming Equinix as a nominal defendant and several of Equinix’s current and former officers and directors as individual defendants. These actions were consolidated, and the consolidated complaint was filed in January 2007. In March 2007, the state court stayed this action in deference to a federal shareholder derivative action filed in the United States District Court for the Northern District of California in October 2006. The federal action named Equinix as a nominal defendant and several current and former officers and directors as individual defendants. This complaint alleged that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of purported backdating of stock options, insider trading and the dissemination of false statements. On April 12, 2007, the federal action was voluntarily dismissed without prejudice pursuant to a joint stipulation entered as an order by the court. On May 3, 2007, the state court lifted the stay on proceedings in the state court action and set a briefing schedule permitting us to file a motion to dismiss on the grounds that plaintiffs lack standing to sue on our behalf. We filed our motion to dismiss on June 4, 2007 and appeared for a hearing on the motion on August 6, 2007. The state court granted our motion to dismiss and granted plaintiffs leave to amend their consolidated complaint. On October 1, 2007, plaintiffs filed an amended consolidated complaint. We filed a motion to dismiss the amended consolidated complaint, which the state court granted on February 4, 2008 with leave to amend. On March 3, 2008, a second amended consolidated complaint was filed. The second amended consolidated complaint alleges that the individual defendants breached their fiduciary duties and violated California securities law as a result of purported backdating of stock option grants, insider trading and the preparation and approval of inaccurate financial results. The second amended consolidated complaint seeks to recover, on behalf of Equinix, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, restitution and fees and costs. We filed a motion to dismiss the second amended consolidated complaint on April 4, 2008, which is currently pending. In addition to the pending state court derivative action, we may be subject to additional derivative or other lawsuits that may be presented on an individual or class basis alleging claims based on our stock option granting practices.

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

The success of the IXEurope acquisition and integration into our operations will involve a number of risks, including, but not limited to:

•	the possible diversion of our management’s attention from other business concerns, including our previously announced expansion plans in the U.S. and Asia-Pacific regions;

•

the potential inability to successfully pursue or realize some or all of the anticipated revenue opportunities associated with the IXEurope acquisition, some of which were anticipated in our purchase price;

•	the potential that our existing customer base will not choose us as their global colocation solution as expected;

•	the potential inability to maintain our historic levels of stability, uptime and quality for our customers;

•	the possible loss of IXEurope’s key employees;

•	the potential inability to achieve expected operating efficiencies in IXEurope’s operations, including through the thorough integration of our operations, marketing, sales and financial systems;

•	the increased complexity and diversity of our operations after the IXEurope acquisition compared to our prior operations;

•	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•	unanticipated problems, expenses or liabilities.

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

We have a significant amount of debt. As of March 31, 2008, our total indebtedness was approximately $1.2 billion and our stockholders’ equity was $843.1 million.

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

Although we have generated cash from operations since the quarter ended September 30, 2003, for the years ended December 31, 2007, 2006 and 2005, we incurred net losses of $5.2 million, $6.4 million and $42.6 million, respectively. We recorded net income of $5.4 million for the three months ended March 31, 2008. Although we have generated net income in our first quarter of 2008, we are also currently investing heavily in our future growth through the build-out of several additional IBX centers and IBX center expansions. As a result, we will incur higher depreciation and other operating expenses that will negatively impact our ability to achieve and sustain profitability unless and until these new IBX centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. In addition, costs associated with the IXEurope acquisition and the integration of the two companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to achieve and sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We are continuing to invest in our expansion efforts but may not have sufficient customer demand in the future to realize expected returns on these investments.

We are considering the acquisition or lease of additional properties and the construction of new IBX centers beyond those expansion projects already announced. We will be required to commit substantial operational and financial resources to these IBX centers, generally 12–18 months in advance of securing customer contracts, and we may not have sufficient customer demand in those markets to support these centers once they are built. In addition, unanticipated technological changes could affect customer requirements for data centers and we may not have built such requirements into our new IBX centers. Any of these contingencies, if they were to occur, could make it difficult for us to realize expected or reasonable returns on these investments.

Our construction of additional new IBX centers could involve significant risks to our business.

In order to sustain our growth in certain of our existing and new markets, we must acquire suitable land with or without structures to build new IBX centers from the ground up. We call these “greenfield builds.” Greenfield builds are currently underway, or being contemplated, in several key markets. A greenfield build involves substantial planning and lead-time, much longer time to completion than an IBX retrofit of an existing data center, and significantly higher costs of construction, equipment and materials, which could have a negative impact on our returns. A greenfield build also requires us to carefully select and rely on the experience of one or more general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays, increased costs to complete the project and other negative impacts to our expected returns. Site selection is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets with the necessary combination of high power capacity and fiber connectivity.

While we may prefer to locate new IBX centers adjacent to our existing locations, we may be limited by the inventory and location of suitable properties as well as by the need for adequate power and fiber to the site. In the event we decide to build new IBX centers separate from our existing IBX centers, we may provide services to interconnect these two centers. Should these services not provide the necessary reliability to sustain service, this could result in lower interconnection revenue, lower margins and could have a negative impact on customer retention over time.

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

Furthermore, we are dependent upon Internet service providers, telecommunications carriers and other website operators in the U.S., Asia-Pacific region, Europe and elsewhere, some of which have experienced significant system failures and electrical outages in the past. Users of our services may in the future experience difficulties due to system failures unrelated to our systems and services. If for any reason, these providers fail to provide the required services, our business, financial condition and results of operations could be materially adversely impacted.

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

If we cannot effectively manage our international operations, and successfully implement our international expansion plans, our revenues may not increase and our business and results of operations would be harmed.

For the years ended December 31, 2007, 2006 and 2005, we recognized 23%, 14% and 13%, respectively, of our revenues outside the U.S. For the three months ended March 31, 2008, we recognized 37% of our revenues outside the U.S.

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

We have recently acquired several new IBX centers, and we may seek to acquire additional IBX centers, real estate for development of new IBX centers, or complementary businesses, such as IXEurope and Virtu, products, services or technologies. As a result of these acquisitions, we may be required to incur additional debt and expenditures and issue additional shares of our common stock to pay for the acquired businesses, products, services or technologies, which may dilute our stockholders’ ownership interest and may delay, or prevent, our profitability. These acquisitions may also expose us to risks such as:

•	the potential inability to successfully pursue or realize some or all of the anticipated revenue opportunities associated with an acquisition, some of which would be anticipated in any purchase price;

•	the possibility that we may not be able to successfully integrate acquired businesses or achieve the level of quality in such businesses to which our customers are accustomed;

•	the possibility that additional capital expenditures may be required;

•	the possibility that senior management may be required to spend considerable time negotiating agreements and integrating acquired businesses;

•	the possible loss or reduction in value of acquired businesses;

•	the possibility that our customers may not accept either the existing equipment infrastructure or the “look-and-feel” of a new or different IBX center;

•	the possibility that carriers may find it cost-prohibitive or impractical to bring fiber and networks into a new IBX center;

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

While no single customer accounted for 10% of our revenues for the three months ended March 31, 2008 or the year ended December 31, 2007, our top 10 customers accounted for 21%, inclusive of the impact of the IXEurope acquisition and exclusive of the impact of the Virtu acquisition, and 23%, exclusive of the impact of the IXEurope acquisition, respectively, of our revenues during these periods. As of March 31, 2008, we had 1,994 customers, excluding the impact of the Virtu acquisition. We expect that a small percentage of our customers will continue to account for a significant portion of our revenues for the foreseeable future. We cannot guarantee that we will retain these customers or that they will maintain their commitments in our IBX centers at current levels. For example, although the term of our contract with IBM, our single largest customer, runs through 2011, IBM currently has the right to reduce its commitment to us pursuant to the terms and requirements of its customer agreement. If we lose any of these key customers, or if any of them decide to reduce the level of their commitment to us, our business, financial condition and results of operations could be adversely affected.

We resell products and services of third parties that may require us to pay for such products and services even if our customers fail to pay us for them, which may have a negative impact on our operating results.

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

We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses as a separate component of accumulated other comprehensive income or loss. Our portfolio includes fixed income securities, the values of which are subject to market price volatility. If the market price declines, we may recognize in our statements of operations the decline in fair value of our investments below the cost basis when the decline is judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of our portfolio and interest rates, refer to our discussion of “Quantitative and Qualitative Disclosures About Market Risk” included in Item 3 of this Quarterly Report on Form 10-Q.

If the market price of our stock continues to be highly volatile, the value of an investment in our common stock may decline.

Since January 1, 2007, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $57.78 to $116.66 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. Actual sales, or the market’s perception with respect to possible sales, of a substantial number of shares of our common stock within a narrow period of time could cause our stock price to fall. Announcements by others or us may also have a significant impact on the market price of our common stock. These announcements may include:

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

On June 29, 2006 and September 18, 2006, shareholder derivative actions were filed in the Superior Court of the State of California, County of San Mateo, naming Equinix as a nominal defendant and several of Equinix’s current and former officers and directors as individual defendants. These actions were consolidated, and the consolidated complaint was filed in January 2007. In March 2007, the state court stayed this action in deference to a federal shareholder derivative action filed in the United States District Court for the Northern District of California in October 2006. The federal action named Equinix as a nominal defendant and several current and former officers and directors as individual defendants. This complaint alleged that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of purported backdating of stock options, insider trading and the dissemination of false statements. On April 12, 2007, the federal action was voluntarily dismissed without prejudice pursuant to a joint stipulation entered as an order by the court. On May 3, 2007, the state court lifted the stay on proceedings in the state court action and set a briefing schedule permitting us to file a motion to dismiss on the grounds that plaintiffs lack standing to sue on our behalf. We filed our motion to dismiss on June 4, 2007 and appeared for a hearing on the motion on August 6, 2007. The state court granted our motion to dismiss and granted plaintiffs leave to amend their consolidated complaint. On October 1, 2007, plaintiffs filed an amended consolidated complaint. We filed a motion to dismiss the amended consolidated complaint, which the state court granted on February 4, 2008 with leave to amend. On March 3, 2008, a second amended consolidated complaint was filed. The second amended consolidated complaint alleges that the individual defendants breached their fiduciary duties and violated California securities law as a result of purported backdating of stock option grants, insider trading and the preparation and approval of inaccurate financial results. The second amended consolidated complaint seeks to recover, on behalf of Equinix, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, restitution and fees and costs. We filed a motion to dismiss the second amended consolidated complaint on April 4, 2008, which is currently pending. In addition to the pending state court derivative action, we may be subject to additional derivative or other lawsuits that may be presented on an individual or class basis alleging claims based on our stock option granting practices. Responding to, investigating and/or defending against these complaints will present a substantial cost to us in both cash and the attention of certain management. Any adverse outcome in litigation could seriously harm our business and results of operations.

Risks Related to Our Industry

If the use of the Internet does not continue to grow, our revenues may not grow.

Acceptance and use of the Internet may not continue to develop at historical rates. Demand for Internet services and products are subject to a high level of uncertainty and are subject to significant pricing pressure. As a result, we cannot be certain that a viable market for our IBX centers will be sustained. If the market for our IBX centers grows more slowly than we currently anticipate, our revenues may not grow and our operating results could suffer.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
2.1	Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.	Def. Proxy 14A	12/12/02

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.3	Bylaws of the Registrant.	10-K	12/31/02	3.2

3.4	Certificate of Amendment of the Bylaws of the Registrant.	10-Q	6/30/03	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Registration Rights Agreement (see Exhibit 10.7).

4.3	Indenture dated February 11, 2004 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	10-Q	3/31/04	10.99

4.4	Indenture dated March 30, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/07	4.4

4.5	Form of 2.50% Convertible Subordinated Note Due 2012 (see Exhibit 4.4).

4.6	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4

4.7	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.6).

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.2+	Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.	S-4/A (File No. 333-93749)	5/9/00	10.9

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.3	2000 Equity Incentive Plan, as amended.	10-K	12/31/07	10.3

10.4	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.5	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.6	Form of Severance Agreement entered into by the Company and each of the Company’s executive officers.	10-Q	9/30/02	10.58

10.7	Registration Rights Agreement by and among Equinix and the Initial Purchasers, dated as of December 31, 2002.	10-K	12/31/02	10.75

10.8	Securities Purchase and Admission Agreement, dated April 29, 2003, among Equinix, certain of Equinix’s subsidiaries, i-STT Investments Pte Ltd, STT Communications Ltd and affiliates of Crosslink Capital.	8-K	5/1/03	10.1

10.9+	Lease Agreement dated as of April 21, 2004 between Eden Ventures LLC and Equinix, Inc.	10-Q	6/30/04	10.103

10.10	Equinix, Inc. 2004 International Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04	10.105

10.11	Equinix, Inc. Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04	10.106

10.12	Form of Restricted Stock Agreement for Equinix’s executive officers under the Company’s 2000 Equity Incentive Plan.	10-K	12/31/05	10.115

10.13	Lease Agreement dated June 9, 2005 between Equinix Operating Co., Inc. and Mission West Properties L.P. and associated Guaranty of Equinix, Inc.	10-Q	6/30/05	10.117

10.14	Letter Agreement dated October 6, 2005 among Equinix, Inc., STT Communications Ltd. and I-STT Investments Pte. Ltd.	8-K	10/6/05	99.1

10.15	Lease Agreement dated December 21, 2005 between Equinix Operating Co., Inc. and iStar El Segundo, LLC and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.126

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.16+	Loan and Security Agreement and Note between Equinix RP II, LLC and SFT I, Inc. dated December 21, 2005 and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.127

10.17	Lease Agreement dated as of December 21, 2005 between Equinix RP II, LLC and Equinix, Inc.	10-K	12/31/05	10.128

10.18	Lease Agreement dated September 14, 2006 between 777 Sinatra Drive Corp. and Equinix, Inc.	10-Q	9/30/06	10.135

10.19	First Omnibus Modification Agreement dated December 27, 2006 by and among SFT I, Inc. (“SFT I”), Equinix RP II, LLC (“RP II”) and Equinix, Inc. (“Equinix”), Amended and Restated Promissory Note dated December 27, 2006 by RP II in favor of SFT I and Reaffirmation of Guaranty dated December 27, 2006 by RP II and Equinix in favor of SFT I.	10-K	12/31/06	10.37

10.20	First Amendment to Deed of Lease dated December 27, 2006 by and between Equinix RP II, LLC and Equinix Operating Co., Inc.	10-K	12/31/06	10.38

10.21	Development Loan and Security Agreement dated February 2, 2007 by and between CHI 3, LLC and SFT I, Inc. and related Promissory Notes One through Four.	10-Q	3/31/07	10.37

10.22	Guaranty dated February 2, 2007 by and between Equinix, Inc. and SFT I, Inc.	10-Q	3/31/07	10.38

10.23	Completion and Payment Guaranty dated February 2, 2007 by and between Equinix, Inc. and SFT I, Inc.	10-Q	3/31/07	10.39

10.24	Master Lease dated February 2, 2007 by and between CHI 3, LLC and Equinix Operating Co., Inc. and associated Guaranty of Lease by Equinix, Inc.	10-Q	3/31/07	10.40

10.25	Severance Agreement dated March 16, 2007 by and between Stephen M. Smith and Equinix, Inc.	10-Q	3/31/07	10.44

10.26	Form of Restricted Stock Agreements for Stephen M. Smith under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/07	10.45

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.27	Facility Agreement dated August 31, 2007 by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K., the Additional Borrowers (as defined therein), the Lenders (as defined therein), and ABN AMRO BANK N.V., and related Guarantee dated August 31, 2007 by Equinix, Inc.	10-Q	9/30/07	10.47

10.28	£82,000,000 Senior Facilities Agreement dated June 29, 2007 by and among IXEurope plc, CIT Bank Limited, as arranger, CIT Capital Finance (UK) Limited, as administrative agent and security trustee and the Lenders (as defined therein).	10-Q	9/30/07	10.49

10.29	Amendment and Accession Agreement, dated as of January 31, 2008, by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K. and Equinix Australia Pty. Limited, as Borrowers, ABN AMRO Bank N.V., Singapore Branch, ABN AMRO Bank N.V., Japan Branch and ABN AMRO Australia Pty Limited, as Lenders and ABN AMRO Bank N.V., as Facility Agent, Arranger and Collateral Agent and related Amendment No. 1 to Guarantee by Equinix, Inc.	10-K	12/31/07	10.32

10.30	2008 Equinix Annual Incentive Plan.	10-K	12/31/07	10.33

10.31	Form of Restricted Stock Unit Agreement for Equinix’s executive officers under the Company’s 2000 Equity Incentive Plan.	10-K	12/31/07	10.34

10.32	Equinix, Inc. Sub-Plan to the 2004 International Employee Stock Purchase Plan for Participants Located in the European Economic Area.				X

21.1	Subsidiaries of Equinix.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.

Date: April 30, 2008	By:	/S/ KEITH D. TAYLOR
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.32	Equinix, Inc. Sub-Plan to the 2004 International Employee Stock Purchase Plan for Participants Located in the European Economic Area.

21.1	Subsidiaries of Equinix.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.