Form 10-Q
period 2008-06-30
EQUINIX INC
filed 2008-08-05
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the registrant’s Common Stock as of June 30, 2008 was 37,180,220.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$151,127	$290,633
Short-term investments	64,980	63,301
Accounts receivable, net	63,105	60,089
Prepaids and other current assets	14,514	12,738

Total current assets	293,726	426,761
Long-term investments	108,642	29,966
Property and equipment, net	1,331,017	1,162,720
Goodwill	458,849	442,926
Intangible assets, net	71,532	67,207
Debt issuance costs, net	19,571	21,333
Other assets	47,645	30,955

Total assets	$2,330,982	$2,181,868

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$74,722	$65,096
Accrued property and equipment	53,029	76,504
Current portion of capital lease and other financing obligations	4,038	3,808
Current portion of mortgage and loans payable	37,089	16,581
Current portion of convertible debt	32,250	—
Other current liabilities	34,445	29,473

Total current liabilities	235,573	191,462
Capital lease and other financing obligations, less current portion	97,361	93,604
Mortgage and loans payable, less current portion	375,308	313,915
Convertible debt, less current portion	645,986	678,236
Deferred tax liabilities	24,115	25,955
Deferred rent and other liabilities	73,966	64,264

Total liabilities	1,452,309	1,367,436

Stockholders’ equity:
Common stock	37	37
Additional paid-in capital	1,425,778	1,376,915
Accumulated other comprehensive loss	3,840	(3,888)
Accumulated deficit	(550,982)	(558,632)

Total stockholders’ equity	878,673	814,432

Total liabilities and stockholders’ equity	$2,330,982	$2,181,868

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(unaudited)
Revenues	$172,044	$91,837	$330,262	$176,946

Costs and operating expenses:
Cost of revenues	102,008	55,609	196,494	108,374
Sales and marketing	15,290	8,896	30,641	17,972
General and administrative	41,445	24,478	75,821	46,940
Restructuring charges	—	407	—	407

Total costs and operating expenses	158,743	89,390	302,956	173,693

Income from operations	13,301	2,447	27,306	3,253
Interest income	2,411	5,082	5,852	7,031
Interest expense	(12,823)	(5,986)	(26,417)	(9,578)
Other income (expense)	(918)	(129)	1,122	1
Loss on conversion of debt	—	—	—	(3,395)

Income (loss) before income taxes	1,971	1,414	7,863	(2,688)
Income taxes	258	(197)	(213)	(551)

Net income (loss)	$2,229	$1,217	$7,650	$(3,239)

Basic net income (loss) per share:
Net income (loss) per share	$0.06	$0.04	$0.21	$(0.11)

Weighted-average shares	36,572	31,126	36,424	30,424

Diluted net income (loss) per share:
Net income (loss) per share	$0.06	$0.04	$0.20	$(0.11)

Weighted-average shares	37,844	32,641	37,570	30,424

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$7,650	$(3,239)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	70,207	41,597
Stock-based compensation	29,389	20,543
Amortization of intangible assets	3,546	266
Amortization of debt issuance costs	2,581	1,173
Accretion of asset retirement obligation and accrued restructuring charges	825	1,623
Other items	(740)	30
Changes in operating assets and liabilities:
Accounts receivable	(1,531)	(1,410)
Prepaids and other assets	719	(2,784)
Accounts payable and accrued expenses	5,537	5,293
Accrued restructuring charges	(1,440)	(6,897)
Other liabilities	11,199	1,517

Net cash provided by operating activities	127,942	57,712

Cash flows from investing activities:
Purchases of investments	(167,175)	(58,151)
Sales of investments	13,676	—
Maturities of investments	74,568	43,221
Purchase of San Jose IBX property	—	(6,500)
Purchase of Los Angeles IBX property	—	(49,040)
Purchase of Virtu, net of cash acquired	(23,241)	—
Purchases of other property and equipment	(210,101)	(206,888)
Change in accrued property and equipment	(26,241)	47,879
Purchase of restricted cash	(14,234)	(470)
Release of restricted cash	333	—

Net cash used in investing activities	(352,415)	(229,949)

Cash flows from financing activities:
Proceeds from employee equity awards	19,238	17,162
Proceeds from convertible debt	—	250,000
Proceeds from loans payable	77,525	69,263
Repayment of capital lease and other financing obligations	(1,918)	(945)
Repayment of mortgage and loans payable	(7,422)	(1,030)
Debt issuance costs	(901)	(10,678)

Net cash provided by financing activities	86,522	323,772

Effect of foreign currency exchange rates on cash and cash equivalents	(1,555)	500

Net increase (decrease) in cash and cash equivalents	(139,506)	152,035
Cash and cash equivalents at beginning of period	290,633	82,563

Cash and cash equivalents at end of period	$151,127	$234,598

Supplemental cash flow information:
Cash paid for taxes	$336	$173

Cash paid for interest	$26,495	$9,859

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

Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the condensed consolidated financial statement presentation as of and for the three and six months ended June 30, 2008.

During the three months ended June 30, 2008, the Company recorded certain out-of-period adjustments. The Company concluded that the adjustments were not material to any previously-reported historical period and expected results of operations for the current fiscal year. As such, these adjustments were recorded as of and for the three months ended June 30, 2008 and are included in the condensed consolidated financial statements herein.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company occasionally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have generally not been significant. There were no significant service level credits issued during the three and six months ended June 30, 2008 and 2007.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods presented (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Numerator:
Numerator for basic net income (loss) per share	$2,229	$1,217	$7,650	$(3,239)

Effect of assumed conversion of convertible subordinated debentures and notes:
Interest expense, net of tax	—	—	—	—

Numerator for diluted net income (loss) per share	$2,229	$1,217	$7,650	$(3,239)

Denominator:
Weighted-average shares	36,964	31,629	36,827	30,884
Weighted-average unvested restricted shares issued subject to forfeiture	(392)	(503)	(403)	(460)

Denominator for basic net income (loss) per share	36,572	31,126	36,424	30,424

Effect of dilutive securities:
Convertible subordinated debentures	—	—	—	—
2.50% convertible subordinated notes	—	—	—	—
3.00% convertible subordinated notes	—	—	—	—
Employee equity awards	1,272	1,515	1,146	—
Warrants	—	—	—	—

Total dilutive potential shares	1,272	1,515	1,146	—

Denominator for diluted net income (loss) per share	37,844	32,641	37,570	30,424

Net income (loss) per share:
Basic	$0.06	$0.04	$0.21	$(0.11)

Diluted	$0.06	$0.04	$0.20	$(0.11)

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Shares reserved for conversion of convertible subordinated debentures	816	816	816	816
Shares reserved for conversion of 2.50% convertible subordinated notes	2,232	2,232	2,232	2,232
Shares reserved for conversion of 3.00% convertible subordinated notes	2,945	—	2,945	—
Unvested restricted shares issued subject to forfeiture	—	—	—	505
Common stock warrants	1	1	1	1
Common stock related to employee equity awards	1,179	1,067	1,374	3,888

	7,173	4,116	7,368	7,442

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

The Company will continue to provide a valuation allowance for the net deferred tax assets, other than the deferred tax assets associated with its Singapore and Swiss subsidiaries, until it becomes more likely than not that the net deferred tax assets will be realizable. For the three and six months ended June 30, 2008, the Company recorded $258,000 of tax benefit and $213,000 of tax expense, respectively. The tax benefit and expense recorded during the periods ended June 30, 2008 were primarily attributable to the Company’s foreign operations. For the three and six months ended June 30, 2007, the Company recorded a tax provision of $197,000 and $551,000, respectively. The tax provision recorded in the periods ended June 30, 2007 was primarily attributable to the Company’s foreign operations. The tax provision for the six months ended June 30, 2008 includes a tax benefit of $185,000 the Company recorded due to a tax settlement with a state in which it operated. The Company did not record any excess tax benefit associated with the stock options exercised by employees during the three and six months ended June 30, 2008 and 2007.

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

During the three months ended March 31, 2008, the Company reached a final agreement with a state in which it operated to close an appeal filed by the Company in that state’s tax court. The Company filed the appeal in 2006 to contest the decision made by the state auditor disallowing the refundable research and capital goods credits. The executed closing settlement specified that the state would credit the Company $357,000 plus interest, which was received. As a result of the settlement, the total unrecognized tax benefits decreased by $1,373,000 in the six months ended June 30, 2008. A majority of the unrecognized tax benefits, if subsequently recognized, will affect the Company’s effective tax rate at the time of recognition. The Company will continue to classify the interest and penalties recognized in accordance with paragraphs 15 and 16, respectively, of FIN 48 in the financial statements as income tax. The Company’s income tax returns for all tax years remain open to examination by federal and various state taxing authorities due to the Company’s Net Operating Loss (“NOL”) carry-forward. In addition, the Company’s tax years of 2001 through 2007 also remain open and subject to examination by local tax authorities in the foreign jurisdictions in which the Company has major operations.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Interest incurred is capitalized in accordance with SFAS No. 34, “Capitalization of Interest Costs.” The following table sets forth total interest cost incurred and total interest cost capitalized (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Interest expense	$12,823	$5,986	$26,417	$9,578
Interest capitalized	1,852	1,634	3,194	3,146

Interest charges incurred	$14,675	$7,620	$29,611	$12,724

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment,” and related pronouncements (“SFAS 123(R)”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) for periods beginning in fiscal year 2006. Commencing in March 2008, the Company began granting restricted stock units to its employees in lieu of stock options.

In January 2008, the Compensation Committee of the Board of Directors approved the issuance of an aggregate of 123,000 shares of restricted stock units to executive officers pursuant to the 2000 Equity Incentive Plan. In addition, in February 2008, the Stock Award Committee of the Board of Directors approved the issuance of 308,267 restricted stock units to certain employees, excluding executive officers, as part of the Company’s annual refresh program. All awards are subject to vesting provisions. All such equity awards described in this paragraph had a total fair value as of the date of grants, net of estimated forfeitures, of $28,565,000, which is expected to be amortized over a weighted-average period of 3.23 years.

During the three months ended June 30, 2008, the Company entered into compromise agreements with its two senior officers in Europe in connection with their resignations and modified their outstanding stock awards. As a result, the Company recorded an incremental stock-based compensation charge of $3,098,000 during the three and six months ended June 30, 2008.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents, by operating expense, the Company’s stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cost of revenues	$1,208	$1,004	$2,178	$2,141
Sales and marketing	2,753	1,765	5,054	4,391
General and administrative	13,087	7,276	22,157	14,011

	$17,048	$10,045	$29,389	$20,543

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Goodwill:
Asia-Pacific	$19,092	$18,010
Europe	439,757	424,916

	458,849	442,926

Other intangibles:
Intangible asset – customer contracts	76,984	69,209
Intangible asset – leases	5,514	5,254
Intangible asset – tradename	446	361
Intangible asset – workforce	160	160
Intangible asset – lease expenses	111	111
Intangible asset – non-compete	72	—

	83,287	75,095
Accumulated amortization	(11,755)	(7,888)

	71,532	67,207

	$530,381	$510,133

As a result of the Virtu Acquisition, the Company recorded goodwill of $16,973,000 and intangible assets, comprised primarily of customer contracts, of $7,195,000. The customer contracts intangible asset is being amortized over an estimated useful life of 12 years. The Company’s goodwill and intangible assets in Europe are assets denominated in British pounds and Euros and goodwill in Asia-Pacific is denominated in Singapore dollars and are subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses, including goodwill and other intangibles, are a component of other comprehensive income and loss.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three and six months ended June 30, 2008, the Company recorded amortization expense of $1,771,000 and $3,546,000, respectively. For the three and six months ended June 30, 2007, the Company recorded amortization expense of $57,000 and $136,000, respectively. The Company expects to record the following amortization expense during the remainder of 2008 and beyond (in thousands):

Year ending:
2008 (six months remaining)	$5,088
2009	6,953
2010	6,914
2011	6,804
2012	6,784
2013 and thereafter	38,989

Total	$71,532

Derivatives and Hedging Activities

The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), which requires the Company to recognize all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the value of a derivative depends on whether the contract is for trading purposes or has been designated and qualifies for hedge accounting. In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. In order for a derivative to be designated as a hedge, there must be documentation of the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure, and how effectiveness is to be assessed prospectively and retrospectively.

To assess effectiveness, the Company uses a regression analysis. The extent to which a hedging instrument has been and is expected to continue to be effective at achieving offsetting changes in cash flows is assessed and documented at least quarterly. Any ineffectiveness is reported in current-period earnings. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income (loss) and recognized in the condensed consolidated statements of operations when the hedged cash flows affect earnings. The ineffective portions of cash flow hedges are immediately recognized in earnings. If the hedge relationship is terminated, then the change in fair value of the derivative recorded in other comprehensive income (loss) is recognized when the cash flows that were hedged occur, consistent with the original hedge strategy. For hedge relationships discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related derivative amounts recorded in other comprehensive income (loss) are immediately recognized in earnings.

Cash Flow Hedges – Interest Rate Swaps

The Company has variable-rate debt financing. These obligations expose the Company to variability in interest payments and therefore fluctuations in interest expense due to changes in interest rates. Interest rate swap contracts are used in the Company’s risk management activities in order to minimize significant fluctuations in earnings that are caused by interest rate volatility. Interest rate swaps involve the exchange of variable-rate interest payments for fixed-rate interest payments based on the contractual underlying notional amount. Gains and losses on the interest rate swaps that are linked to the debt being hedged are expected to substantially offset this variability in earnings.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In May 2008, the Company entered into several interest rate swaps in order to minimize variability related to its variable-rate Chicago IBX Financing and European Financing (see Note 10 – Debt Facilities and Other Financing Obligations). The Company also designated two existing interest rate swaps acquired in the IXEurope Acquisition as effective cash flow hedge relationships with the European Financing. Each of these hedge relationships were highly effective at achieving offsetting changes in cash flows as of June 30, 2008 with a small amount of ineffectiveness recorded in interest expense on the accompanying condensed consolidated statements of operations. As of June 30, 2008, the Company had the following interest rate swaps in place (in thousands):

	As of June 30, 2008
	Notional Amount	Fair Value (1)	Gain (Loss) (2)
Assets:
European Financing interest rate swaps	$127,192	$1,574	$1,316
Liabilities:
Chicago IBX Financing interest rate swap	105,000	(77)	(77)

	$232,192	$1,497	$1,239

(1)	Included in the condensed consolidated balance sheets within other assets or deferred rent and other liabilities.

(2)	Included in the condensed consolidated balance sheets within other comprehensive income (loss).

Other Derivatives – Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of the foreign currency-denominated assets and liabilities change. Foreign currency forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date.

The Company has not designated the foreign currency forward contracts as hedging instruments under SFAS 133. Gains and losses on these contracts are included in other income (expense), net, along with those gains and losses of the related hedged items. The Company entered into various foreign currency forward contracts during the three months ended June 30, 2008. As of June 30, 2008, the Company recorded a net liability of $237,000 representing the fair values of these foreign currency forward contracts.

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

To increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy to prioritize the inputs used in valuation techniques. There are three broad levels to the fair value hierarchy of inputs to fair value (Level 1 being the highest priority and Level 3 being the lowest priority) as follows:

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•

Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company measures and reports certain financial assets and liabilities at fair value on a recurring basis, including its investments in money market funds and available-for-sale debt investments in other public companies, governmental units and other agencies and derivatives.

The Company’s assets and liabilities measured at fair value at June 30, 2008 were as follows (in thousands):

	Fair value at June 30, 2008	Fair value measurement using
		Level 1		Level 2	Level 3
Assets:
Money market funds	$122,151		$122,151	$—	$—
Other cash equivalent securities	28,976		—	28,976	—
Short-term investments	64,980		—	64,980	—
Long-term investments	108,642		—	108,642	—
Derivative assets (1)	1,729		—	1,729	—

	$326,478		$122,151	$204,327	$—

Liabilities:
Derivative liabilities (2)	(469)		—	(469)	—

	$(469)	$		$(469)	$—

(1)	Included in the condensed consolidated balance sheets within prepaids and other current assets and other assets.

(2)	Included in the condensed consolidated balance sheets within other current liabilities and deferred rent and other liabilities.

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

The Company does not have any fair value measurements using Level 3 inputs.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Derivative Assets and Liabilities. In determining the fair value of the Company’s interest rate swap derivatives, the Company uses the present value of expected cash flows based on observable market interest rate curves and volatilities commensurate with the term of each instrument and the credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the counterparty’s nonperformance risk. For foreign currency derivatives, the Company’s approach is to use forward contract and option valuation models employing market observable inputs, such as spot currency rates, time value and option volatilities and adjust for the credit default swap market. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit risk valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2008, the Company had assessed the significance of the impact of the credit risk valuation adjustments on the overall valuation of its derivative positions and had determined that the credit risk valuation adjustments were not significant to the overall valuation of its derivatives.

2. Virtu Acquisition

On February 5, 2008, a wholly-owned subsidiary of the Company acquired all of the issued and outstanding share capital of Virtu Secure Webservices B.V. (“Virtu”), a provider of network-neutral data center services in the Netherlands, for a cash payment of $23,345,000, including closing costs (the “Virtu Acquisition”). Under the terms of the Virtu Acquisition, the Company may also pay additional future contingent consideration, which will be payable in the form of up to 20,000 shares of the Company’s common stock and cash of up to 1,500,000 Euros, contingent upon meeting certain pre-determined future annual operating targets from 2008 to 2011. Such contingent consideration, if paid, will be recorded as additional goodwill. Virtu, a similar business to that of the Company, operates data centers in the Netherlands, supplementing the Company’s existing European operations. The combined company predominantly operates under the Equinix name and the majority of the current Virtu management team joined the Company’s existing European management team in running the Company’s operations in the Netherlands. The results of operations for Virtu are insignificant; therefore, the Company does not present pro forma combined results of operations.

3. IBX Acquisitions and Expansions

Sydney IBX Expansion Project

In January 2008, the Company entered into a long-term lease for a new building located adjacent to its existing Sydney IBX center and at the same time terminated the existing lease for the Company’s original Sydney IBX center by incorporating it into the new lease. The Company extended the original lease term for an additional seven years in a single, revised lease agreement for both buildings (collectively, the “Building”). Minimum payments under this lease total 18,260,000 Australian dollars, or approximately $16,000,000, in cumulative lease payments with monthly payments that commenced in January 2008, of which 12,202,000 Australian dollars, or approximately $10,700,000, is incremental to the previous lease. As a result of the Company significantly altering the Building’s footprint in order to meet the Company’s IBX center needs, the Company followed the accounting provisions of EITF 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”). Pursuant to EITF 97-10, the Building is considered a financed asset (the “Sydney IBX Building Financing”) and subject to a ground lease for the underlying land, which is considered an operating lease. Pursuant to the Sydney IBX Building Financing, the Company recorded the Building asset and a corresponding financing obligation liability totaling 5,805,000 Australian dollars (or approximately $5,300,000) in January 2008. Monthly payments under the Sydney IBX Building Financing, which commenced in January 2008, are payable through December 2022, at an effective interest rate of approximately 7.90% per annum.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

IBX Expansion Project Summary

The following table sets forth approximate balances of total cumulative capital expenditures incurred on the Company’s significant expansion projects currently underway as of the following dates (in thousands):

	June 30, 2008	December 31, 2007
U.S. Expansion Projects:
Washington, D.C. Metro Area Fifth IBX Center Expansion Project (DC5)	$77,637	$20,000
Silicon Valley Metro Area IBX Expansion Project (SV2 Phase II)	38,831	25,283
Los Angeles Metro Area IBX Expansion Project (LA4)	10,208	4,321

	126,676	49,604

Asia-Pacific Expansion Projects:
Tokyo IBX Expansion Project (TY2)	26,894	16,600
Singapore IBX Expansion Project (SG1 Expansion Phase II and III)	26,675	15,500
Sydney IBX Expansion Project (SY2)	6,956	—
Hong Kong IBX Expansion Project (HK1 Phase II)	11,868	—

	72,393	32,100

Europe Expansion Projects:
Paris IBX Expansion Project (PA2 Phase II and III)	25,457	8,513
Frankfurt IBX Expansion Project (FR2 Phase II(a) and II(b))	27,844	4,177
London IBX Expansion Project (LD4 Phase II)	28,024	5,529
Amsterdam IBX Expansion Project (AM1)	7,282	—

	88,607	18,219

	$287,676	$99,923

The Company’s planned capital expenditures during the remainder of 2008 in connection with the expansion efforts described above are substantial. For further information, refer to “Other Purchase Commitments” in Note 11.

4. Related Party Transactions

The Company has several significant stockholders, and other related parties, that are also customers and/or vendors. For the three and six months ended June 30, 2008, revenues recognized with these related parties were $5,505,000 and $7,604,000, respectively. For the three and six months ended June 30, 2007, revenues recognized with these related parties were $2,107,000 and $3,977,000, respectively. As of June 30, 2008 and 2007, accounts receivable with these related parties were $4,653,000 and $1,421,000, respectively. For the three and six months ended June 30, 2008, costs and services procured with these related parties were $760,000 and $1,515,000, respectively. For the three and six months ended June 30, 2007, costs and services procured with these related parties were $322,000 and $637,000, respectively. As of June 30, 2008 and 2007, accounts payable with these related parties were $115,000 and $112,000, respectively.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Accounts Receivable

Accounts receivables, net, consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Accounts receivable	$108,638	$98,141
Unearned revenue	(44,740)	(37,606)
Allowance for doubtful accounts	(793)	(446)

	$63,105	$60,089

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

6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
IBX plant and machinery	$637,112	$503,755
Leasehold improvements	511,836	481,409
Buildings	158,469	153,692
Site improvements	148,794	96,041
IBX equipment	135,889	128,423
Computer equipment and software	67,748	60,881
Land	51,240	50,979
Furniture and fixtures	7,850	5,698
Construction in progress	138,263	133,501

	1,857,201	1,614,379
Less accumulated depreciation	(526,183)	(451,659)

	$1,331,017	$1,162,720

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $40,807,000 and $40,486,000 at June 30, 2008 and December 31, 2007, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $9,814,000 and $5,899,000 as of June 30, 2008 and 2007, respectively.

As of June 30, 2008 and December 31, 2007, the Company had accrued property and equipment expenditures of $53,029,000 and $76,504,000, respectively. The Company’s planned capital expenditures during the remainder of 2008 in connection with recently acquired IBX properties and expansion efforts are substantial. For further information, refer to “Other Purchase Commitments” in Note 11.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Accounts payable	$17,840	$14,816
Accrued compensation and benefits	21,600	18,875
Accrued utility and security	10,131	8,709
Accrued taxes	9,331	6,925
Accrued interest	5,733	6,461
Accrued professional fees	3,022	2,094
Accrued other	7,065	7,216

	$74,722	$65,096

8. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Deferred installation revenue	$19,443	$16,295
Customer deposits	5,579	4,643
Deferred recurring revenue	4,777	3,811
Accrued restructuring charges	3,415	3,973
Deferred rent	405	400
Other current liabilities	826	351

	$34,445	$29,473

9. Deferred Rent and Other Liabilities

Deferred rent and other liabilities consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Deferred rent, non-current	$30,152	$26,512
Deferred installation revenue, non-current	13,700	10,241
Asset retirement obligations	10,690	8,759
Accrued restructuring charges, non-current	7,644	8,167
Deferred recurring revenue, non-current	5,651	5,745
Other liabilities	6,129	4,840

	$73,966	$64,264

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Debt Facilities and Other Financing Obligations

Chicago IBX Financing

During the six months ended June 30, 2008, the Company received additional advances under the Chicago IBX Financing totaling $4,379,000, bringing the cumulative and final loan payable to $109,991,000. The loan payable under the Chicago IBX Financing bears interest at a floating rate. As of June 30, 2008, the loan payable carried an approximate interest rate of 5.19% per annum.

In May 2008, the Company entered into an interest rate swap agreement with one counterparty to hedge the interest payments on a $105,000,000 notional amount of the Chicago IBX Financing, which will mature in February 2011. Under the terms of the interest rate swap transaction, the Company receives interest payments based on rolling one-month LIBOR terms and pays interest at the fixed rate of 6.34%. The Company’s disclosures on derivatives and fair value are contained in Note 1 – Derivative and Hedging Activities and Fair Value Measurements.

Asia-Pacific Financing

In January 2008, the Asia-Pacific Financing was amended to enable the Company’s subsidiary in Australia to borrow up to 32,000,000 Australian dollars, or approximately $30,589,000, under the same general terms, amending the Asia-Pacific Financing into an approximately $75,000,000 multi-currency credit facility agreement. In June 2008, the Asia-Pacific Financing was further amended to enable the Company’s subsidiary in Hong Kong to borrow up to 156,000,000 Hong Kong dollars, or approximately $20,000,000, under the same general terms, amending the Asia-Pacific Financing into an approximately $95,000,000 multi-currency credit facility agreement. Loans payable under the Asia-Pacific Financing bear interest at floating rates.

As of June 30, 2008, the Company had borrowed 18,282,000 Singapore dollars, or approximately $13,445,000, at an approximate interest rate per annum of 3.23%; 2,932,500,000 Japanese yen, or approximately $27,609,000, at an approximate interest rate per annum of 2.63%; 3,162,000 Australian dollars, or approximately $3,031,000, at an approximate interest rate per annum of 9.71% and 48,776,000 Hong Kong dollars, or approximately $6,258,000, at an approximate interest rate per annum of 4.22%. Collectively, the total amount borrowed was approximately equal to $50,343,000, leaving approximately $44,657,000 of available balance to borrow under the Asia-Pacific Financing. As of June 30, 2008, the Company was in compliance with all financial covenants associated with the Asia-Pacific Financing.

European Financing

During the six months ended June 30, 2008, the Company received additional advances totaling approximately 25,034,000 British pounds, or approximately $49,702,000, under the European Financing, leaving the amount available to borrow under the European Financing totaling approximately 14,000,000 British pounds, or approximately $27,900,000. As of June 30, 2008, a total of approximately 67,474,000 British pounds, or approximately $134,436,000, was outstanding under the European Financing with an approximate blended interest rate of 7.43% per annum. Loans payable under the European Financing bear interest at floating rates. The European Financing is available to fund the Company’s expansion projects in France, Germany, Switzerland and the United Kingdom. As of June 30, 2008, the Company was in compliance with all financial covenants associated with the European Financing.

In May 2008, the Company entered into three interest rate swap agreements and re-designated two older ineffective interest rate swap agreements with a total of two counterparties to hedge the interest payments on the equivalent of $127,192,000 notional amount of the European Financing, which will mature in August 2009 and May 2011. Under the terms of the interest rate swap transactions, the Company

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

receives interest payments based on rolling one-month EURIBOR and LIBOR terms and pays fixed interest rates ranging from 6.71% to 7.94%. The Company’s disclosures on derivatives and fair value are contained in Note 1 – Derivative and Hedging Activities and Fair Value Measurements.

Netherlands Financing

In February 2008, as a result of the Virtu Acquisition, a wholly-owned subsidiary of the Company assumed senior credit facilities totaling approximately 5,500,000 Euros (the “Netherlands Financing”), which are callable by the lender and bear interest at a floating rate (three month EURIBOR plus 1.25%). As of June 30, 2008, a total of 4,951,000 Euros, or approximately $7,800,000, was outstanding under the Netherlands Financing with an approximate blended interest rate of 6.20% per annum. The Netherlands Financing contains several financial covenants, which must be complied with on an annual basis. The Company’s wholly-owned subsidiary in the Netherlands was not in compliance with the December 31, 2007 financial covenants; however, in April 2008, the Company obtained a waiver from the lender for such non-compliance. As of June 30, 2008, the total amount outstanding under the Netherlands Financing is reflected as a current liability within the current portion of mortgage and loans payable on the accompanying balance sheet.

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

Maturities

Combined aggregate maturities for the Company’s various debt facilities and other financing obligations as of June 30, 2008 were as follows (in thousands):

	Convertible debt (1)	Mortgage and loans payable (1)	Capital lease and other financing obligations (2)	Total
2008 (six months remaining)	$—	$18,482	$5,996	$24,478
2009	32,250	37,790	12,108	82,148
2010	—	145,237	12,136	157,373
2011	—	34,152	12,225	46,377
2012	250,000	24,919	11,846	286,765
2013 and thereafter	395,986	151,817	112,780	660,583

	678,236	412,397	167,091	1,257,724
Less amount representing interest	—	—	(76,850)	(76,850)
Plus amount representing residual property value	—	—	11,158	11,158

	678,236	412,397	101,399	1,192,032
Less current portion of principal	(32,250)	(37,089)	(4,038)	(73,377)

	$645,986	$375,308	$97,361	$1,118,655

(1)	Represents principal only.

(2)	Represents principal and interest in accordance with minimum lease payments.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Commitments and Contingencies

Legal Matters

On June 29, 2006 and September 18, 2006, shareholder derivative actions were filed in the Superior Court of the State of California, County of San Mateo, naming Equinix as a nominal defendant and several of Equinix’s current and former officers and directors as individual defendants. These actions were consolidated, and the consolidated complaint was filed in January 2007. In March 2007, the state court stayed this action in deference to a federal shareholder derivative action filed in the United States District Court for the Northern District of California in October 2006. The federal action named Equinix as a nominal defendant and several current and former officers and directors as individual defendants. This complaint alleged that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of purported backdating of stock options, insider trading and the dissemination of false statements. On April 12, 2007, the federal action was voluntarily dismissed without prejudice pursuant to a joint stipulation entered as an order by the court. On May 3, 2007, the state court lifted the stay on proceedings in the state court action. On March 3, 2008, the state court plaintiff filed a second amended consolidated complaint after the court granted two motions to dismiss prior complaints with leave to amend. The second amended consolidated complaint alleged that the individual defendants breached their fiduciary duties and violated California securities law as a result of purported backdating of stock option grants, insider trading and the dissemination of false financial statements. The second amended consolidated complaint sought to recover, on behalf of the Company, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, restitution and fees and costs. On July 8, 2008, the state court granted the Company’s motion to dismiss the second amended consolidated complaint without leave to amend and entered a final judgment dismissing the action and all claims asserted therein in their entirety without leave to amend. The Company does not know whether the plaintiff will appeal the dismissal of this action.

Responding to, investigating and/or defending against civil litigations and government inquiries regarding the Company’s stock option grants and practices would present a substantial cost to the Company in both cash and the attention of certain management and may have a negative impact on the Company’s operations. In addition, in the event of any negative finding or assertion by a court of law or any third-party claim related to the Company’s stock option granting practices, the Company may be liable for damages, fines or other civil or criminal remedies, or be required to restate its prior period financial statements or adjust its current period financial statements. Any such adverse action could have a material adverse effect on the Company’s business and current market value.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. The Company is awaiting a decision from the Court on the class certification motion.

The Company believes that while an unfavorable outcome to these litigations is reasonably possible, a range of potential loss cannot be determined at this time. As a result, the Company has not accrued for any amounts in connection with these legal matters as of June 30, 2008. The Company and its officers and directors intend to continue to defend the actions vigorously.

Other Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of June 30, 2008, the Company was contractually committed for $84,756,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of June 30, 2008, such as commitments to purchase power in select locations, primarily in the U.S., Singapore and the United Kingdom, through the remainder of 2008 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2008. Such other miscellaneous purchase commitments totaled $77,526,000 as of June 30, 2008.

12. Other Comprehensive Income and Loss

The components of other comprehensive income and loss are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income (loss)	$2,229	$1,217	$7,650	$(3,239)
Unrealized loss on available for sale securities	(443)	(95)	(247)	(2)
Unrealized gain on interest rate swaps	1,239	—	1,239	—
Foreign currency translation gain (loss)	3,265	(519)	6,736	(97)

Comprehensive income (loss)	$6,290	$603	$15,378	$(3,338)

There were no significant tax effects on comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007.

13. Segment Information

The Company and its subsidiaries are principally engaged in a single reporting segment: the design, build-out and operation of network neutral IBX centers. Virtually all revenues result from the operation of these IBX centers. However, the Company operates in three distinct geographic regions, comprised of the U.S., Asia-Pacific and Europe. The Company’s chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying condensed consolidated financial statements and based on these three geographic regions. The Company has evaluated the criteria for aggregation of its geographic regions under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and believes it meets each of the respective criteria set forth therein. The Company’s geographic regions have similar long-term economic characteristics and maintain similar sales forces, each of which offers all of the Company’s services due to the similar nature of such services. In addition, the geographic regions utilize similar means for delivering the Company’s services and have similarity in the types of customers.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

While the Company believes it operates in one reporting segment, the Company nonetheless provides the following geographic disclosures (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Total revenues:
United States	$107,247	$78,250	$206,443	$150,775
Asia-Pacific	20,604	13,587	38,777	26,171
Europe	44,193	—	85,042	—

	$172,044	$91,837	$330,262	$176,946

Total depreciation and amortization:
United States	$24,245	$19,835	$47,089	$38,442
Asia-Pacific	4,384	1,721	7,943	3,291
Europe	9,665	—	18,721	—

	$38,294	$21,556	$73,753	$41,733

Income (loss) from operations:
United States	$15,310	$1,246	$28,588	$1,614
Asia-Pacific	1,138	1,201	1,813	1,639
Europe	(3,147)	—	(3,095)	—

	$13,301	$2,447	$27,306	$3,253

Capital expenditures:
United States	$33,803	$165,946	$92,881	$236,523
Asia-Pacific	28,055	22,926	42,211	25,905
Europe	22,600	—	75,009	—

	$84,458	$188,872	$210,101	$262,428

The Company’s long-lived assets are located in the following geographic areas (in thousands):

	June 30, 2008	December 31, 2007
United States	$1,093,843	$959,637
Asia-Pacific	136,932	91,478
Europe	806,481	703,992

	$2,037,256	$1,755,107

For information on the Company’s goodwill, refer to “Goodwill and Other Intangible Assets” in Note 1.

Revenue information on a services basis is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Colocation	$132,974	$65,641	$254,323	$125,400
Interconnection	23,392	17,653	45,540	34,373
Managed infrastructure	6,833	4,285	13,333	8,384
Rental	196	325	558	633

Recurring revenues	163,395	87,904	313,754	168,790
Non-recurring revenues	8,649	3,933	16,508	8,156

	$172,044	$91,837	$330,262	$176,946

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

No single customer accounted for 10% or greater of the Company’s revenues for the three and six months ended June 30, 2008 and 2007. No single customer accounted for 10% or greater of the Company’s gross accounts receivable as of June 30, 2008 and December 31, 2007.

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

A summary of the movement in the 2004 accrued restructuring charges from December 31, 2007 to June 30, 2008 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2007	Accretion expense	Cash payments	Accrued restructuring charge as of June 30, 2008
Estimated lease exit costs	$12,140	$359	$(1,440)	$11,059

	12,140	$359	$(1,440)	11,059

Less current portion	(3,973)			(3,415)

	$8,167			$7,644

As the Company currently has no plans to enter into lease terminations with either of the landlords associated with these two excess space leases, the Company has reflected its accrued restructuring liability as both a current and non-current liability. The Company reports accrued restructuring charges within other current liabilities and deferred rent and other liabilities on the accompanying condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007. The Company is contractually committed to these two excess space leases through 2015.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141, “Business Combinations.” SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired or a gain from a bargain purchase. SFAS 141R also determines disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of a fiscal year that begins on or after December 15, 2008 and there are also implications for acquisitions that occur prior to this date. The Company is currently evaluating the impact that the adoption of SFAS No. 141 (R) will have on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends ARB 51, Consolidated Financial Statements, and requires all entities to report non-controlling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS 160 also requires any acquisitions or dispositions of non-controlling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. As of June 30, 2008, all of the Company’s subsidiaries were wholly-owned. As a result, SFAS 160 is not presently expected to impact the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and, thereby, improves the transparency of financial reporting. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 161 will have on its financial position, results of operations and cash flows.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of FSP APB 14-1 will have on its financial position, results of operations and cash flows.

16. Subsequent Events

In July 2008, the Company received an additional advance of 39,000,000 Hong Kong dollars, or approximately $5,004,000, at an approximate interest rate per annum of 4.22% under the Asia-Pacific Financing. Collectively, the total amount borrowed under the Asia-Pacific Financing was approximately $55,347,000, leaving approximately $39,653,000 available to borrow.

In July 2008, the Company received additional advances totaling approximately 2,303,000 British pounds, or approximately $4,582,000, under the European Financing with an approximate interest rate of 6.72% per annum. As a result, the amount available to borrow under the European Financing totals approximately 11,700,000 British pounds or approximately $23,300,000.

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

Overview

Equinix provides network neutral colocation, interconnection and managed services to enterprises, content companies, systems integrators and the world’s largest network providers. On September 14, 2007, we completed the acquisition of IXEurope Plc, or IXEurope, headquartered in London, U.K., whereby IXEurope became our wholly-owned subsidiary. We refer to this transaction as the IXEurope acquisition. On February 5, 2008, we completed the acquisition of Virtu Secure Webservices B.V., or Virtu, based in the Netherlands, whereby Virtu became our wholly-owned subsidiary. We refer to this transaction as the Virtu acquisition. Virtu, a similar business to ours, operated network neutral data centers in the Netherlands, and the Virtu acquisition supplements our existing European operations. As of June 30, 2008, we operate IBX centers in the Chicago, Dallas, Los Angeles, New York, Silicon Valley and Washington, D.C. metro areas in the United States, Australia, Hong Kong, Japan and Singapore in the Asia-Pacific region, and France, Germany, the Netherlands, Switzerland and the United Kingdom in the Europe region.

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

On a consolidated basis, and excluding customers acquired in the Virtu acquisition, our customer count increased to 2,090 as of June 30, 2008 versus 1,373 as of June 30, 2007, an increase of 52%. This significant increase was primarily due to the IXEurope acquisition in September 2007. Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available taking into account power limitations. Excluding the impact of the IXEurope and the Virtu acquisitions, our utilization rate increased to 76% as of June 30, 2008 versus 77% as of June 30, 2007; however, excluding the impact of our recent IBX center openings in the Chicago and New York metro areas, our utilization rate would have been 80% as of June 30, 2008. Our utilization rate varies from market to market among our IBX centers in our markets across the U.S., Asia-Pacific and Europe. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of draw our customers take from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX centers to support power and cooling needs twice that of previous IBX centers. We could face power limitations in our centers even though we may have additional physical cabinet capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service offerings. As was the case with our recent expansions and acquisitions, our expansion criteria will be dependent on a number of factors such as demand from new and existing customers, quality of the design, power capacity, access to networks, capacity availability in current market location, amount of incremental investment required by us in the targeted property, lead-time to break-even and in-place customers. Like our recent expansions and acquisitions, the right combination of these factors may be attractive to us. Dependent on the particular deal, these transactions may require upfront cash payments and additional capital expenditures or may be funded through long-term financing arrangements in order to bring these properties up to Equinix standards. Property expansion may be in the form of purchases of real property, long-term leasing arrangements or acquisitions. Future purchases, construction or acquisitions may be completed by us or with partners or potential customers to minimize the outlay of cash, which can be significant.

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

The largest cost components of our cost of revenues are depreciation, rental payments related to our leased IBX centers, utility costs, including electricity and bandwidth, IBX employees’ salaries and benefits, including stock-based compensation, supplies and equipment and security services. A substantial majority of our cost of revenues is fixed in nature and should not vary significantly from period to period, unless we add or open new IBX centers. However, there are certain costs which are considered more variable in nature, including utilities and supplies that are directly related to growth in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will increase in the future on a per unit or fixed basis in addition to on a customer growth or variable basis. In addition, the cost of electricity is generally higher in the summer months as compared to other times of the year.

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

Results of Operations

Our results of operations for the three and six months ended June 30, 2007 do not include the operations of IXEurope, as the IXEurope acquisition closed on September 14, 2007, or the operations of Virtu, as the Virtu acquisition closed on February 5, 2008. Our results of operations for the six months ended June 30, 2008 include the operations of Virtu from February 5, 2008 to June 30, 2008.

Three Months Ended June 30, 2008 and 2007

Revenues. Our revenues for the three months ended June 30, 2008 and 2007 were split between the following revenue classifications and geographic regions (dollars in thousands):

	Three months ended June 30,				Change
	2008	%	2007	%	$	%
U.S:
Recurring revenues	$103,779	60%	$75,553	82%	$28,226	37%
Non-recurring revenues	3,468	2%	2,697	3%	771	29%

	107,247	62%	78,250	85%	28,997	37%

Asia-Pacific:
Recurring revenues	18,658	11%	12,351	13%	6,307	51%
Non-recurring revenues	1,946	1%	1,236	2%	710	57%

	20,604	12%	13,587	15%	7,017	52%

Europe:
Recurring revenues	40,958	24%	—	—	40,958	100%
Non-recurring revenues	3,235	2%	—	—	3,235	100%

	44,193	26%	—	—	44,193	100%

Total:
Recurring revenues	163,395	95%	87,904	96%	75,491	86%
Non-recurring revenues	8,649	5%	3,933	4%	4,716	120%

	$172,044	100%	$91,837	100%	$80,207	87%

U.S. Revenues. The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers acquired during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers, as well as selective price increases in each of our IBX markets. Most notably, during the three months ended June 30, 2008, we recorded $6.3 million of incremental revenues not generated during the same period of last year associated with our newly opened IBX centers in the Chicago and New York metro areas. We expect our U.S. recurring revenues, particularly from colocation and interconnection services, to remain our most significant source of revenue for the foreseeable future.

Asia-Pacific Revenues. Our revenues from Singapore represented approximately 36% of the regional revenues for both the three months ended June 30, 2008 and 2007. As in the U.S., Asia-Pacific revenue growth was due to an increase in orders from both our existing customers and new customers acquired during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers, as well as selective price increases in each of our IBX markets. In addition, during the three months ended June 30, 2008, we recorded $2.7 million of incremental revenues not generated during the same period of last year associated with our new IBX center in Tokyo, which we acquired in December 2006, and from our IBX center expansion in Singapore. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of our recently-opened IBX center expansions in the Singapore and Tokyo metro areas and expansion activity currently taking place in the Hong Kong, Singapore and Sydney metro areas.

Europe Revenues. Our revenues from the United Kingdom represented approximately 39% of the regional revenues for the three months ended June 30, 2008. We expect our Europe revenues to grow in future periods, as a result of our recently-opened IBX center expansions in the London and Paris metro areas and expansion activity currently taking place in the Amsterdam and Frankfurt metro areas.

Cost of Revenues. Our cost of revenues for the three months ended June 30, 2008 and 2007 were split between the following geographic regions (dollars in thousands):

	Three months ended June 30,				Change
	2008	%	2007	%	$	%
U.S.	$56,988	56%	$47,871	86%	$9,117	19%
Asia-Pacific	13,360	13%	7,738	14%	5,622	73%
Europe	31,660	31%	—	—	31,660	100%

Total	$102,008	100%	$55,609	100%	$45,977	83%

	Three months ended June 30,
	2008	2007
Cost of revenues as a percentage of revenues:
U.S.	53%	61%
Asia-Pacific	65%	57%
Europe	72%	—
Total	59%	61%

U.S. Cost of Revenues. U.S. cost of revenues for the three months ended June 30, 2008 and 2007 included $22.0 million and $18.3 million, respectively, of depreciation expense. Our U.S. cost of revenues for the three months ended June 30, 2008 also included $6.8 million of other incremental operating costs not incurred in the prior year associated with the recently opened IBX centers in the Chicago and New York metro areas. Excluding depreciation and the other incremental operating costs associated with operating our new IBX centers, U.S. cost of revenues increased period over period to $26.9 million for the three months ended June 30, 2008 from $22.5 million for the three months ended June 30, 2007, a 20% increase. This increase was primarily due to an increase in utility costs in line with increasing customer installations and revenues attributed to customer growth. We continue to anticipate that our U.S. cost of revenues will increase in the foreseeable future to the extent that the occupancy levels in our U.S. IBX centers increase and as newly-opened IBX centers in the Chicago and New York metro areas commence operations more fully during the remainder of 2008.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the three months ended June 30, 2008 and 2007 included $4.3 million and $1.7 million, respectively, of depreciation expense. Excluding depreciation expense, Asia-Pacific cost of revenues increased period over period to $9.1 million for the three months ended June 30, 2008 from $6.1 million for the three months ended June 30, 2007, a 50% increase. This increase was primarily the result of increasing utility and bandwidth costs in line with increasing customer installations and revenues attributed to customer growth, as well as additional rent expense associated with new leases in connection with the Hong Kong and Singapore expansion projects. We anticipate that our Asia-Pacific cost of revenues will increase in the foreseeable future in connection with overall revenue growth and our expansion activity currently taking place in the Hong Kong, Singapore and Sydney metro areas.

Europe Cost of Revenues. Europe cost of revenues for the three months ended June 30, 2008 included $7.8 million of depreciation expense. We anticipate our Europe cost of revenues will increase in future periods, both as we sell out the available space in our existing data centers and as a result of expansion activity currently taking place in the Amsterdam and Frankfurt metro areas.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended June 30, 2008 and 2007 were split between the following geographic regions (dollars in thousands):

	Three months ended June 30,				Change
	2008	%	2007	%	$	%
U.S.	$8,527	55%	$7,482	84%	$1,045	14%
Asia-Pacific	2,191	15%	1,414	16%	777	55%
Europe	4,572	30%	—	—	4,572	100%

Total	$15,290	100%	$8,896	100%	$6,394	72%

	Three months ended June 30,
	2008	2007
Sales and marketing expenses as a percentage of revenues:
U.S.	8%	10%
Asia-Pacific	11%	10%
Europe	10%	—
Total	9%	10%

U.S. Sales and Marketing Expenses. U.S. sales and marketing expenses for the three months ended June 30, 2008 and 2007 included $2.5 million and $1.5 million, respectively, of stock-based compensation expense. Excluding stock-based compensation expense, U.S. sales and marketing expenses increased to $6.1 million for the three months ended June 30, 2008 as compared to $5.9 million for the three months ended June 30, 2007, a 2% increase. We expect U.S. sales and marketing expenses to increase as we continue to grow our business and invest in various branding initiatives; however, as a percentage of revenues, we expect them to decrease.

Asia-Pacific Sales and Marketing Expenses. The increase in Asia-Pacific sales and marketing expenses was primarily due to an increase in general salary and sales compensation expenses over the prior period associated with the overall growth in this region. We expect Asia-Pacific sales and marketing expenses to increase as we continue to grow our business; however, as a percentage of revenues, we expect them to decrease.

Europe Sales and Marketing Expenses. Europe sales and marketing expenses for the three months ended June 30, 2008 included $1.6 million of amortization expense associated with an intangible asset. We expect Europe sales and marketing expenses to increase as we continue to grow our business; however, as a percentage of revenues, we expect them to decrease.

General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2008 and 2007 were split between the following geographic regions (dollars in thousands):

	Three months ended June 30,				Change
	2008	%	2007	%	$	%
U.S.	$26,422	64%	$21,244	87%	$5,178	24%
Asia-Pacific	3,915	9%	3,234	13%	681	21%
Europe	11,108	27%	—	—	11,108	100%

Total	$41,445	100%	$24,478	100%	$16,967	69%

	Three months ended June 30,
	2008	2007
General and administrative expenses as a percentage of revenues:
U.S. U.S.	25%	27%
Asia-Pacific	19%	24%
Europe	25%	—
Total	24%	27%

U.S. General and Administrative Expenses. U.S. general and administrative expenses for the three months ended June 30, 2008 included $7.5 million of stock-based compensation expense and $2.2 million of depreciation expense compared to $6.4 million of stock-based compensation expense and $1.5 million of depreciation expense for the three months ended June 30, 2007. Excluding stock-based compensation and depreciation expense, U.S. general and administrative expenses increased to $16.8 million for the three months ended June 30, 2008, as compared to $13.4 million for the three months ended June 30, 2007, a 25% increase. This increase was primarily due to an increase in professional fees related to various consulting projects to support our growth. Going forward, we expect U.S. general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we expect them to decrease.

Asia-Pacific General and Administrative Expenses. Asia-Pacific general and administrative expenses for the three months ended June 30, 2008 and 2007 included $1.1 million and $924,000, respectively, of stock-based compensation expense. The increase in Asia-Pacific general and administrative expenses was primarily due to higher compensation costs, including general salary increases and bonuses. Going forward, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we expect them to decrease.

Europe General and Administrative Expenses. Europe general and administrative expenses for the three months ended June 30, 2008 included $4.5 million of stock-based compensation expense, of which $3.1 million was a one-time charge due to equity award modifications related to the executive change in our European operations. Excluding this $3.1 million incremental stock-based compensation, our Europe general and administrative expenses are expected to increase in future periods as we continue to scale our operations to support our growth and in connection with various integration initiatives related to investments in systems and internal control compliance; however, as a percentage of revenues, we expect them to decrease.

Restructuring Charges. During the three months ended June 30, 2007, we recorded an increase in a restructuring charge of $407,000 from revised sublease assumptions for our excess space lease in the Los Angeles metro area as a result of new information becoming available. The original restructuring charge for this lease, along with one other lease in the New York metro area, was recorded in the fourth quarter of 2004 and totaled $17.7 million. We are contractually committed to these two excess space leases through 2015. During the three months ended June 30, 2008, no restructuring charges were recorded.

Interest Income. Interest income decreased to $2.4 million for the three months ended June 30, 2008 from $5.1 million for the three months ended June 30, 2007. Interest income decreased primarily due to lower yields on invested balances. The average yield for the three months ended June 30, 2008 was 3.29% versus 5.20% for the three months ended June 30, 2007. We expect our interest income to decrease for the foreseeable future due to the utilization of our cash to finance our expansion activities and the impact of lower interest rates.

Interest Expense. Interest expense increased to $12.8 million for the three months ended June 30, 2008 from $6.0 million for the three months ended June 30, 2007. The increase in interest expense was primarily due to new financings entered into during 2007 and 2008 consisting of (i) our $110.0 million Chicago IBX financing, which was drawn down during the construction period of the Chicago metro area IBX expansion project, with an approximate interest rate of 5.19% per annum; (ii) our approximately $95.0 million Asia-Pacific financing, of which approximately $50.3 million was outstanding as of June 30, 2008 with an approximate blended interest rate of 3.35% per annum; (iii) our $396.0 million 3.00% convertible subordinated notes offering in September 2007; (iv) our approximately $163.0 million European financing, of which approximately $134.4 million was outstanding as of June 30, 2008 with an approximate blended interest rate of 7.43% per annum and (v) our Netherlands financing of approximately $7.8 million, acquired as a result of the Virtu acquisition, with an approximate blended interest rate of 6.20% per annum. During the three months ended June 30, 2008 and 2007, we capitalized $1.9 million and $1.6 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we fully utilize or recognize the full impact of our existing financings to fund our expansion efforts and as we complete expansion efforts and cease to capitalize interest expense.

Other Expense. For the three months ended June 30, 2008 and 2007, we recorded $918,000 and $129,000, respectively, of other expense, primarily attributable to foreign currency losses during those periods.

Income Taxes. For the three months ended June 30, 2008, we recorded $258,000 of income tax benefit compared to $197,000 of income tax expense for the three months ended June 30, 2007. The tax benefit (expense) recorded in both the three months ended June 30, 2008 and 2007 was primarily attributable to our foreign operations. We have not incurred any significant cash income tax expense since inception and we do not expect to incur any significant cash income tax expense during the remainder of 2008.

Six Months Ended June 30, 2008 and 2007

Revenues. Our revenues for the six months ended June 30, 2008 and 2007 were split between the following revenue classifications and geographic regions (dollars in thousands):

	Six months ended June 30,				Change
	2008	%	2007	%	$	%
U.S:
Recurring revenues	$198,897	60%	$144,796	82%	$54,101	37%
Non-recurring revenues	7,546	3%	5,980	3%	1,566	26%

	206,443	63%	150,776	85%	55,667	37%

Asia-Pacific:
Recurring revenues	35,666	11%	23,994	14%	11,672	49%
Non-recurring revenues	3,111	1%	2,176	1%	935	43%

	38,777	12%	26,170	15%	12,607	48%

Europe:
Recurring revenues	79,191	24%	—	—	79,191	100%
Non-recurring revenues	5,851	2%	—	—	5,851	100%

	85,042	26%	—	—	85,042	100%

Total:
Recurring revenues	313,754	95%	168,790	95%	144,964	86%
Non-recurring revenues	16,508	5%	8,156	5%	8,352	102%

	$330,262	100%	$176,946	100%	$153,316	87%

U.S. Revenues. The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers acquired during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers, as well as selective price increases in each of our IBX markets. Most notably, during the six months ended June 30, 2008, we recorded $14.0 million of incremental revenues not generated during the same period of last year associated with our newly opened IBX centers in the Chicago, New York and Washington, D.C. metro areas. We expect our U.S. recurring revenues, particularly from colocation and interconnection services, to remain our most significant source of revenue for the foreseeable future.

Asia-Pacific Revenues. Our revenues from Singapore represented approximately 36% of the regional revenues for both the six months ended June 30, 2008 and 2007. As in the U.S., Asia-Pacific revenue growth was due to an increase in orders from both our existing customers and new customers acquired during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers, as well as selective price increases in each of our IBX markets. In addition, during the six months ended June 30, 2008, we recorded $4.6 million of incremental revenues not generated during the same period of last year associated with our new IBX center in Tokyo, which we acquired in December 2006, and from our IBX center expansion in Singapore. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of our recently-opened IBX center expansions in the Singapore and Tokyo metro areas and expansion activity currently taking place in the Hong Kong, Singapore and Sydney metro areas.

Europe Revenues. Our revenues from the United Kingdom represented approximately 39% of the regional revenues for the six months ended June 30, 2008. We expect our Europe revenues to grow in future periods, as a result of our recently-opened IBX center expansions in the London and Paris metro areas and expansion activity currently taking place in the Amsterdam and Frankfurt metro areas.

Cost of Revenues. Our cost of revenues for six months ended June 30, 2008 and 2007 were split between the following geographic regions (dollars in thousands):

	Six months ended June 30,				Change
	2008	%	2007	%	$	%
U.S.	$111,835	57%	$93,428	86%	$18,407	20%
Asia-Pacific	24,778	13%	14,946	14%	9,832	66%
Europe	59,881	30%	—	—	59,881	100%

Total	$196,494	100%	$108,374	100%	$88,120	81%

	Six months ended June 30,
	2008	2007
Cost of revenues as a percentage of revenues:
U.S.	54%	62%
Asia-Pacific	64%	57%
Europe	70%	—
Total	59%	61%

U.S. Cost of Revenues. U.S. cost of revenues for the six months ended June 30, 2008 included $42.7 million of depreciation expense and $1.7 million of stock-based compensation expense. U.S. cost of revenues for the six months ended June 30, 2007 included $35.5 million of depreciation expense and $1.8 million of stock-based compensation expense. Our U.S. cost of revenues for the six months ended June 30, 2008 also included $12.9 million of other incremental operating costs not incurred in the prior year associated with the recently opened IBX centers in the Chicago, New York and Washington, D.C. metro areas. Excluding depreciation, stock-based compensation and the other incremental operating costs associated with operating our new IBX centers, U.S. cost of revenues increased period over period to $49.8 million for the six months ended June 30, 2008 from $43.6 million for the six months ended June 30, 2007, a 14% increase. We continue to anticipate that our U.S. cost of revenues will increase in the foreseeable future to the extent that the occupancy levels in our U.S. IBX centers increase and as newly-opened IBX centers in the Chicago, New York and Washington, D.C. metro areas commence operations more fully during the remainder of 2008.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the six months ended June 30, 2008 and 2007 included $7.7 million and $3.2 million, respectively, of depreciation expense. Excluding depreciation expense, Asia-Pacific cost of revenues increased period over period to $17.1 million for the six months ended June 30, 2008 from $11.8 million for the six months ended June 30, 2007, a 45% increase. This increase was primarily the result of increasing utility and bandwidth costs in line with increasing customer installations and revenues attributed to customer growth, as well as additional rent expense associated with new leases in connection with the Hong Kong and Singapore expansion projects. We anticipate that our Asia-Pacific cost of revenues will increase in the foreseeable future in connection with overall revenue growth and our expansion activity currently taking place in the Hong Kong, Singapore and Sydney metro areas.

Europe Cost of Revenues. Europe cost of revenues for the six months ended June 30, 2008 included $14.8 million of depreciation expense. We anticipate our Europe cost of revenues will increase in future periods, both as we sell out the available space in our existing data centers and as a result of expansion activity currently taking place in the Amsterdam and Frankfurt metro areas.

Sales and Marketing Expenses. Our sales and marketing expenses for the six months ended June 30, 2008 and 2007 were split between the following geographic regions (dollars in thousands):

	Six months ended June 30,				Change
	2008	%	2007	%	$	%
U.S.	$17,171	56%	$14,980	83%	$2,191	15%
Asia-Pacific	4,290	14%	2,992	17%	1,298	43%
Europe	9,180	30%	—	—	9,180	100%

Total	$30,641	100%	$17,972	100%	$12,669	70%

	Six months ended June 30,
	2008	2007
Sales and marketing expenses as a percentage of revenues:
U.S.	8%	10%
Asia-Pacific	11%	11%
Europe	11%	—
Total	9%	10%

U.S. Sales and Marketing Expenses. U.S. sales and marketing expenses for the six months ended June 30, 2008 and 2007 included $4.5 million and $3.9 million, respectively, of stock-based compensation expense. Excluding stock-based compensation expense, U.S. sales and marketing expenses increased to $12.7 million for the six months ended June 30, 2008 as compared to $11.1 million for the six months ended June 30, 2007, a 14% increase. This increase was primarily attributable to increased sales compensation as a result of revenue growth. We expect U.S. sales and marketing expenses to increase as we continue to grow our business and invest in various branding initiatives; however, as a percentage of revenues, we expect them to decrease.

Asia-Pacific Sales and Marketing Expenses. The increase in Asia-Pacific sales and marketing expenses was primarily due to an increase in sales compensation over the prior period associated with the overall growth in this region. We expect Asia-Pacific sales and marketing expenses to increase as we continue to grow our business; however, as a percentage of revenues, we expect them to decrease.

Europe Sales and Marketing Expenses. Europe sales and marketing expenses for the six months ended June 30, 2008 included $3.2 million of amortization expense associated with an intangible asset. We expect Europe sales and marketing expenses to increase as we continue to grow our business; however, as a percentage of revenues, we expect them to decrease.

General and Administrative Expenses. Our general and administrative expenses for the six months ended June 30, 2008 and 2007 were split between the following geographic regions (dollars in thousands):

	Six months ended June 30,				Change
	2008	%	2007	%	$	%
U.S.	$48,849	64%	$40,347	86%	$8,502	21%
Asia-Pacific	7,896	10%	6,593	14%	1,303	20%
Europe	19,076	25%	—	—	19,076	100%

Total	$75,821	100%	$46,940	100%	$28,881	62%

	Six months ended June 30,
	2008	2007
General and administrative expenses as a percentage of revenues:
U.S.	24%	27%
Asia-Pacific	20%	25%
Europe	22%	—
Total	23%	27%

U.S. General and Administrative Expenses. U.S. general and administrative expenses for the six months ended June 30, 2008 included $14.3 million of stock-based compensation expense and $4.2 million of depreciation expense compared to $12.2 million of stock-based compensation expense and $2.8 million of depreciation expense for the six months ended June 30, 2007. Excluding stock-based compensation and depreciation expense, U.S. general and administrative expenses increased to $30.3 million for the six months ended June 30, 2008, as compared to $25.4 million for the six months ended June 30, 2007, a 19% increase. This increase was primarily due to higher compensation costs, including general salary increases, benefits and headcount growth (242 U.S. general and administrative employees as of June 30, 2008 versus 229 as of June 30, 2007) and an increase in professional fees related to various consulting projects to support our growth. Going forward, we expect U.S. general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we expect them to decrease.

Asia-Pacific General and Administrative Expenses. Asia-Pacific general and administrative expenses included $1.8 million of stock-based compensation expense for both the six months ended June 30, 2008 and 2007. The increase in Asia-Pacific general and administrative expenses was primarily due to higher compensation costs, including general salary increases and bonuses. Going forward, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we expect them to decrease.

Europe General and Administrative Expenses. Europe general and administrative expenses for the six months ended June 30, 2008 included $6.0 million of stock-based compensation expense, of which $3.1 million was a one-time charge due to equity award modifications related to the executive change in our European operations. Excluding this $3.1 million incremental stock-based compensation, our Europe general and administrative expenses are expected to increase in future periods as we continue to scale our operations to support our growth and in connection with various integration initiatives related to investments in systems and internal control compliance; however, as a percentage of revenues, we expect them to decrease.

Restructuring Charges. During the six months ended June 30, 2007, we recorded an increase in a restructuring charge of $407,000 from revised sublease assumptions for our excess space lease in the Los Angeles metro area as a result of new information becoming available. The original restructuring charge for this lease, along with one other lease in the New York metro area, was recorded in the fourth quarter of 2004 and totaled $17.7 million. We are contractually committed to these two excess space leases through 2015. During the six months ended June 30, 2008, no restructuring charges were recorded.

Interest Income. Interest income decreased to $5.9 million for the six months ended June 30, 2008 from $7.0 million for the six months ended June 30, 2007. Interest income decreased primarily due to lower yields on invested balances. The average yield for the six months ended June 30, 2008 was 3.06% versus 5.21% for the six months ended June 30, 2007. We expect our interest income to decrease for the foreseeable future due to the utilization of our cash to finance our expansion activities and the impact of lower interest rates.

Interest Expense. Interest expense increased to $26.4 million for the six months ended June 30, 2008 from $9.6 million for the six months ended June 30, 2007. The increase in interest expense was primarily due to new financings entered into during 2007 and 2008 consisting of (i) our $110.0 million Chicago IBX financing, which was drawn down during the construction period of the Chicago metro area IBX expansion project, with an approximate interest rate of 5.19% per annum; (ii) our $250.0 million 2.50% convertible subordinated notes offering in March 2007; (iii) our approximately $95.0 million Asia-Pacific financing, of which approximately $50.3 million was outstanding as of June 30, 2008 with an approximate blended interest rate of 3.35% per annum; (iv) our $396.0 million 3.00% convertible subordinated notes offering in September 2007; (v) our approximately $163.0 million European financing, of which approximately $134.4 million was outstanding as of June 30, 2008 with an approximate blended interest rate of 7.43% per annum and (vi) our Netherlands financing of approximately $7.8 million, acquired as a result of the Virtu acquisition, with an approximate blended interest rate of 6.20% per annum. This increase was partially offset by the $54.0 million partial conversion of our 2.50% convertible subordinated debentures in March 2007 that resulted in a decrease in interest expense. During the six months ended June 30, 2008 and 2007, we capitalized $3.2 million and $3.1 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we fully utilize or recognize the full impact of our existing financings to fund our expansion efforts and as we complete expansion efforts and cease to capitalize interest expense.

Other Income. For the six months ended June 30, 2008 and 2007, we recorded $1.1 million and $1,000, respectively, of other income, primarily attributable to foreign currency gains during the period.

Loss on Debt Extinguishment and Conversion. During the six months ended June 30, 2007 we retired $54.0 million of our convertible subordinated debentures in exchange for approximately 1.4 million newly issued shares of our common stock and a $3.4 million cash inducement fee. As a result, we recognized a loss on debt conversion totaling $3.4 million in accordance with FASB No. 84, “Induced Conversions of Convertible Debt,” due to the inducement fee. During the six months ended June 30, 2008, no loss on debt extinguishment and conversion was recorded in our statement of operations.

Income Taxes. For the six months ended June 30, 2008 and 2007, we recorded $213,000 and $551,000, respectively, of income tax expense. The tax provision recorded in both the six months ended June 30, 2008 and 2007 was primarily attributable to our foreign operations. We have not incurred any significant cash income tax expense since inception and we do not expect to incur any significant cash income tax expense during the remainder of 2008.

Liquidity and Capital Resources

As of June 30, 2008, our total indebtedness was comprised of (i) convertible debt totaling $678.2 million from our convertible subordinated debentures, our 2.50% convertible subordinated notes and our 3.00% convertible subordinated notes and (ii) non-convertible debt and financing obligations totaling $513.8 million from our Washington D.C. metro area IBX capital lease, San Jose IBX equipment and fiber financing, Chicago IBX equipment financing, Los Angeles IBX financing, Ashburn campus mortgage payable, Chicago IBX financing, Asia-Pacific financing, European financing, Netherlands financing and other financing obligations.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities and anticipated cash from financings, to meet our operating requirements for at least the next 12 months. As of June 30, 2008, we had $324.7 million of cash, cash equivalents and short-term and long-term investments. As of June 30, 2008, we had a total of $72.6 million of additional liquidity available to us in the event we need additional cash to fund expansion activities, fund working capital requirements or pursue attractive strategic opportunities that may become available in the future, comprised of $44.7 million under the Asia-Pacific financing for expansion projects in Hong Kong, Singapore, Sydney and Tokyo, and $27.9 million under the European financing for general working capital and expansion projects in France, Germany, Switzerland and the United Kingdom. In addition, from time to time we assess external financing opportunities, both debt and equity, as alternative sources for financing such activities and opportunities, including any acquisition plans. While we expect that our cash flow from operations will continue to increase, we expect our cash flow used in investing activities, primarily as a result of our expected purchases of property and equipment to complete our announced expansion projects, will also increase and we expect our cash flow used in investing activities to be greater than our cash flows generated from operating activities. Given our limited operating history, additional potential expansion opportunities that we may decide to pursue and other business risks that may cause our operating results to fluctuate we may not achieve our desired levels of profitability or cash requirements in the future. For further information, refer to “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q below.

Sources and Uses of Cash

	Six months ended June 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$127,942	$57,712
Net cash used in investing activities	(352,415)	(229,949)
Net cash provided by financing activities	86,522	323,772

Operating Activities. The increase in net cash provided by operating activities was primarily due to improved operating results and strong collections of account receivables, management of vendor payments and growth in customer installations, which increases deferred installation revenue, a liability account. We expect that we will continue to generate cash from our operating activities throughout the remainder of 2008 and beyond.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2008 was primarily due to $210.1 million of capital expenditures required to bring our recently announced and current IBX expansion projects to Equinix standards, and to support our growing customer base, as well as the Virtu acquisition of $23.2 million, partially offset by net maturities of our short-term and long-term investments. Net cash used in investing activities for the six months ended June 30, 2007 was primarily the result of the capital expenditures required to bring our recently announced and current IBX expansion projects to Equinix standards, and to support our growing customer base, the deposit for the conditional purchase of our San Jose IBX property in January 2007 of $6.5 million, as well as the purchase of our Los Angeles IBX property in June 2007 of $49.0 million, partially offset by net maturities of our short-term and long-term investments.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2008, was primarily the result of gross proceeds from our loans payable in connection with our European financing, Asia-Pacific financing and Chicago IBX financing. Net cash provided by financing activities for the six months ended June 30, 2007, was primarily the result of $250.0 million in gross proceeds form our convertible subordinated notes offering, $69.3 million in gross proceeds from our loan payable in connection with the Chicago IBX financing and proceeds from our various employee stock plans, partially offset by debt issuance costs and principal payments for our capital leases and other financing obligations and our Ashburn campus mortgage payable.

Debt Obligations

Chicago IBX Financing. During the six months ended June 30, 2008, we received additional advances totaling $4.4 million, bringing the cumulative and final loan payable to approximately $110.0 million. As of June 30, 2008, the loan payable carried an approximate interest rate of 5.19% per annum. The loan payable under the Chicago IBX financing bears interest at a floating rate.

In May 2008, we entered into an interest rate swap agreement with one counterparty to hedge the interest payments on a $105.0 million notional amount of the Chicago IBX financing, which will mature in February 2011. Under the terms of the interest rate swap transaction, we receive interest payments based on rolling one-month LIBOR terms and pay interest at the fixed rate of 6.34%.

Asia-Pacific Financing. In January 2008, the Asia-Pacific financing was amended to enable our subsidiary in Australia to borrow up to 32.0 million Australian dollars, or approximately $30.6 million, under the same general terms, amending the Asia-Pacific financing into an approximately $75.0 million multi-currency credit facility agreement. In June 2008, the Asia-Pacific financing was further amended to enable our subsidiary in Hong Kong to borrow up to 156.0 million Hong Kong dollars, or approximately $20.0 million, under the same general terms, amending the Asia-Pacific financing into an approximately $95.0 million multi-currency credit facility agreement. Loans payable under the Asia-Pacific financing bear interest at floating rates. As of June 30, 2008, we had borrowed 18.3 million Singapore dollars, or approximately $13.4 million, at an approximate interest rate per annum of 3.23%; 2.9 billion Japanese yen, or approximately $27.6 million, at an approximate interest rate per annum of 2.63%; 3.2 million Australian dollars, or approximately $3.0 million, at an approximate interest rate per annum of 9.71% and 48.8 million Hong Kong dollars, or approximately $6.3 million, at an approximate interest rate per annum of 4.22%. Collectively, the total amount borrowed was approximately equal to $50.3 million, leaving approximately $44.7 million of available balance to borrow under the Asia-Pacific financing. As of June 30, 2008, we were in compliance with all financial covenants associated with the Asia-Pacific financing. In July 2008, we received an additional advance of 39.0 million Hong Kong dollars, or approximately $5.0 million, at an approximate interest rate per annum of 4.22% under the Asia-Pacific financing. Collectively, the total amount borrowed under the Asia-Pacific financing was approximately $55.3 million, leaving approximately $39.7 million available to borrow.

European Financing. During the six months ended June 30, 2008, we received additional advances totaling approximately 25.0 million British pounds, or approximately $49.7 million, under the European financing, leaving the amount available to borrow totaling approximately 14.0 million British pounds, or approximately $27.9 million. As of June 30, 2008, a total of approximately 67.5 million British pounds, or approximately $134.4 million, was outstanding under the European financing with an approximate blended interest rate of 7.43% per annum. Loans payable under the European financing bear interest at floating rates. The European financing is available to fund our expansion projects in France, Germany, Switzerland and the United Kingdom. As of June 30, 2008, we were in compliance with all financial covenants associated with the European financing. In July 2008, we received additional advances totaling approximately 2.3 million British pounds, or approximately $4.6 million, under the European financing with an approximate interest rate of 6.72% per annum. As a result, the amount available to borrow under the European financing totals approximately 11.7 million British pounds or approximately $23.3 million.

In May 2008, we entered into three interest rate swap agreements and re-designated two older ineffective interest rate swap agreements with a total of two counterparties to hedge the interest payments on the equivalent of $127.2 million notional amount of the European financing, which will mature in August 2009 and May 2011. Under the terms of the interest rate swap transactions, we receive interest payments based on rolling one-month EURIBOR and LIBOR terms and pay fixed interest rates ranging from 6.71% to 7.94%.

Netherlands Financing. In February 2008, as a result of the Virtu acquisition, our wholly-owned subsidiary assumed senior credit facilities totaling 5.5 million Euros bearing interest at a floating rate (three month EURIBOR plus 1.25%). As of June 30, 2008, a total of approximately 5.0 million Euros, or approximately $7.8 million, was outstanding under the Netherlands financing with an approximate blended interest rate of 6.20% per annum. The Netherlands financing contains several financial covenants, which must be complied with on an annual basis. Our wholly-owned subsidiary in the Netherlands was not in compliance with the December 31, 2007 financial covenants; however, in April 2008, we obtained a waiver from the lender for such non-compliance. As of June 30, 2008, the total amount outstanding under the Netherlands financing is reflected as a current liability within the current portion of mortgage and loans payable on the accompanying balance sheet. This is due to the fact that the Netherlands financing is not a committed facility and is, therefore, callable by the lender.

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

Debt Maturities, Financings, Leases and Other Contractual Commitments

We lease our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2027. The following represents our debt maturities, financings, leases and other contractual commitments as of June 30, 2008 (in thousands):

	2008 (6 months)	2009	2010	2011	2012	2013 and thereafter	Total
Convertible debt (1)	$—	$32,250	$—	$—	$250,000	$395,986	$678,236
Chicago IBX financing (1)	—	—	109,991	—	—	—	109,991
Asia-Pacific financing (1)	3,421	15,485	16,781	13,360	1,296	—	50,343
European financing (1)	1,045	10,450	15,638	17,728	20,322	69,253	134,436
Netherlands financing (1)	7,800	—	—	—	—	—	7,800
Interest (2)	18,399	35,011	28,235	25,998	19,443	27,529	154,615
Mortgage payable (3)	5,082	10,164	10,164	10,164	10,165	133,503	179,242
Other note payable (3)	5,000	10,000	—	—	—	—	15,000
Capital lease and other financing obligations (3)	5,996	12,108	12,136	12,225	11,846	112,780	167,091
Operating leases under accrued restructuring charges (3)	2,393	4,025	4,094	4,224	4,472	11,524	30,732
Operating leases (4)	26,201	52,552	49,606	45,341	43,920	234,906	452,526
Other contractual commitments (4)	120,038	29,176	13,068	—	—	—	162,282

	$195,375	$211,221	$259,713	$129,040	$361,464	$985,481	$2,142,294

(1)	Represents principal only.

(2)	Represents interest on convertible debt, Chicago IBX financing, Asia-Pacific financing, European financing and Netherlands financing based on their approximate interest rates as of June 30, 2008.

(3)	Represents principal and interest.

(4)	Represents off-balance sheet arrangements. Other contractual commitments are described below.

Primarily as a result of our various IBX expansion projects, as of June 30, 2008, we were contractually committed for $84.8 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2008, is reflected in the table above as “other contractual commitments.”

We have other non-capital purchase commitments in place as of June 30, 2008, such as commitments to purchase power in select locations, primarily in the U.S., Singapore and the United Kingdom, through the remainder of 2008 and thereafter, and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during the remainder of 2008. Such other purchase commitments as of June 30, 2008, which total $77.5 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $150.0 million to $200.0 million beyond the $162.3 million contractually committed as of June 30, 2008 in our various IBX expansion projects during the remainder of 2008 in order to complete the work needed to open these IBX centers. These non-contractual capital expenditures are not reflected in the table above.

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

We currently employ interest rate swaps and foreign currency forward exchange contracts for the purpose of hedging certain specifically identified exposures. The use of these financial instruments is intended to mitigate some of the risks associated with either fluctuations in interest rates or currency exchange rates, but does not eliminate such risks. We do not use financial instruments for trading or speculative purposes.

Interest Rate Risk

Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio and variable-rate financings in place in the U.S., Asia-Pacific and Europe. All of our cash equivalents and marketable securities are designated as available-for-sale and are therefore recorded at fair market value on our condensed consolidated balance sheets with the unrealized gains or losses reported as a separate component of other comprehensive income or loss. We consider various factors in determining whether we should recognize an impairment charge for our securities, including the length of time and extent to which the fair value has been less than our cost basis and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of June 30, 2008 our portfolio maturity was relatively short. If current interest rates were to increase or decrease by 10% from their position as of June 30, 2008, the fair market value of our investment portfolio could increase or decrease by approximately $370,000.

An immediate 10% increase or decrease in current interest rates from their position as of June 30, 2008 would furthermore not have a material impact on our debt obligations due to the fixed nature of the majority of our debt obligations. However, the interest expense associated with our Chicago IBX financing, Asia-Pacific financing, European financing and Netherlands financing, which bear interest at variable rates tied to local cost of funds or LIBOR/SIBOR/EURIBOR, could be affected. For every 100 basis point change in interest rates, our annual interest expense could increase or decrease by a total of $3.0 million based on the total balance of our borrowings under the Chicago IBX financing, Asia-Pacific financing, European financing and Netherlands financing as of June 30, 2008. To mitigate the risk of fluctuations in floating rates, we utilize interest rate swaps, which shift the risk to the counterparty in exchange for fixed payments by us. As of June 30, 2008, we had entered into a total of six swap agreements with maturity dates of less than three years, comprised of five swap agreements for the European financing with an aggregate notional amount of 38.3 million British pounds and 32.3 million Euros, or approximately $127.2 million, and one swap agreement for the Chicago IBX financing with an aggregate notional amount of $105.0 million. Under the five swap agreements for the European financing, we pay fixed rates of interest ranging from 6.71% to 7.94% on the notional amount and the counterparty pays us rates of interest on the notional amount based on LIBOR/EURIBOR. Under the swap agreement for the Chicago IBX financing, we pay a fixed rate of 6.34% on the notional amount and the counterparty pays us rates of interest on the notional amount based on one-month LIBOR. The fair values or changes in fair value of these swaps are recorded on our balance sheets.

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but do not impact our earnings or cash flows. The fair market value of our convertible subordinated debentures and convertible subordinated notes is based on quoted market prices. The estimated fair value of our convertible subordinated debentures at June 30, 2008 was approximately $74.1million. The estimated fair value of our 2.50% convertible subordinated notes at June 30, 2008 was approximately $255.0 million. The estimated fair value of our 3.00% convertible subordinated notes at June 30, 2008 was approximately $421.3 million.

We may enter into additional interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.

Foreign Currency Risk

The majority of our recognized revenue is denominated in U.S. dollars, generated mostly from customers in the U.S. However, approximately 37% of our revenues and 41% of our operating costs are in the Europe and Asia-Pacific regions and a large portion of those revenues and costs are denominated in a currency other than the U.S. dollar, primarily the British pound, Euro, Swiss franc, Singapore dollar, Japanese yen and Hong Kong and Australian dollars. As a result, our operating results and cash flows are impacted by currency fluctuations relative to the U.S. dollar. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, we have established a balance sheet management program. We hedge certain of our intercompany foreign currency assets and liabilities. Our balance sheet remeasurement hedge programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements and its impact to the statements of operations. As of June 30, 2008, the outstanding foreign currency contracts had maturities of 180 days or less.

For the foreseeable future, we anticipate that approximately 35-40% of our revenues and operating costs will continue to be generated and incurred outside of the U.S. in currencies other than the U.S. dollar.

We may enter into significant hedging activities in the future to mitigate our exposure to foreign currency risk as our exposure to foreign currency risk continues to increase due to our growing foreign operations.

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

(b) Changes in Internal Control over Financial Reporting. Other than the addition of certain new controls implemented to cover the operations of IXEurope and its subsidiaries, which we acquired on September 14, 2007 and which were implemented effective as of June 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 29, 2006 and September 18, 2006, shareholder derivative actions were filed in the Superior Court of the State of California, County of San Mateo, naming Equinix as a nominal defendant and several of Equinix’s current and former officers and directors as individual defendants. These actions were consolidated, and the consolidated complaint was filed in January 2007. In March 2007, the state court stayed this action in deference to a federal shareholder derivative action filed in the United States District Court for the Northern District of California in October 2006. The federal action named Equinix as a nominal defendant and several current and former officers and directors as individual defendants. This complaint alleged that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of purported backdating of stock options, insider trading and the dissemination of false statements. On April 12, 2007, the federal action was voluntarily dismissed without prejudice pursuant to a joint stipulation entered as an order by the court. On May 3, 2007, the state court lifted the stay on proceedings in the state court action. On March 3, 2008, the state court plaintiff filed a second amended consolidated complaint after the court granted two motions to dismiss prior complaints with leave to amend. The second amended consolidated complaint alleged that the individual defendants breached their fiduciary duties and violated California securities law as a result of purported backdating of stock option grants, insider trading and the dissemination of false financial statements. The second amended consolidated complaint sought to recover, on behalf of Equinix, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, restitution and fees and costs. On July 8, 2008, the state court granted our motion to dismiss the second amended consolidated complaint without leave to amend and entered a final judgment dismissing the action and all claims asserted therein in their entirety without leave to amend. We do not know whether the plaintiff will appeal the dismissal of this action.

Responding to, investigating and/or defending against civil litigations and government inquiries regarding our stock option grants and practices would present a substantial cost to us in both cash and the attention of certain management and may have a negative impact on our operations. In addition, in the event of any negative finding or assertion by a court of law or any third-party claim related to our stock option granting practices, we may be liable for damages, fines or other civil or criminal remedies, or be required to restate our prior period financial statements or adjust our current period financial statements. Any such adverse action could have a material adverse effect on our business and current market value.

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

We have a significant amount of debt. As of June 30, 2008, our total indebtedness was approximately $1.2 billion and our stockholders’ equity was $878.8 million.

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

Although we have generated cash from operations since the quarter ended September 30, 2003, for the years ended December 31, 2007, 2006 and 2005, we incurred net losses of $5.2 million, $6.4 million and $42.6 million, respectively. We recorded net income of $7.7 million for the six months ended June 30, 2008. Although we have generated net income in our first and second quarters of 2008, we are also currently investing heavily in our future growth through the build-out of several additional IBX centers and IBX center expansions. As a result, we will incur higher depreciation and other operating expenses, as well as interest expense, that will negatively impact our ability to achieve and sustain profitability unless and until these new IBX centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. In addition, costs associated with the IXEurope acquisition and the integration of the two companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to achieve and sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Our business depends on providing customers with highly reliable service. We must protect our customers’ IBX infrastructure and their equipment located in our IBX centers. We continue to acquire IBX centers not built by us. If we discover that these IBX centers and their infrastructure assets are not in the condition we expected when they were acquired, we may be required to incur substantial additional costs to repair or upgrade the centers. The services we provide in each of our IBX centers are subject to failure resulting from numerous factors, including:

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

For the years ended December 31, 2007, 2006 and 2005, we recognized 23%, 14% and 13%, respectively, of our revenues outside the U.S. For the six months ended June 30, 2008, we recognized 37% of our revenues outside the U.S.

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

A small number of customers account for a significant portion of our revenues, and the loss of any of these customers could significantly harm our business, financial condition and results of operations.

While no single customer accounted for 10% of our revenues for the six months ended June 30, 2008 or the year ended December 31, 2007, our top 10 customers accounted for 20%, inclusive of the impact of the IXEurope acquisition and exclusive of the impact of the Virtu acquisition, and 23%, exclusive of the impact of the IXEurope acquisition, respectively, of our revenues during these periods. As of June 30, 2008, excluding customers acquired in the Virtu acquisition, we had 2,090 customers. We expect that a small percentage of our customers will continue to account for a significant portion of our revenues for the foreseeable future. We cannot guarantee that we will retain these customers or that they will maintain their commitments in our IBX centers at current levels. For example, although the term of our contract with IBM, our single largest customer, runs through 2011, IBM currently has the right to reduce its commitment to us pursuant to the terms and requirements of its customer agreement. If we lose any of these key customers, or if any of them decide to reduce the level of their commitment to us, our business, financial condition and results of operations could be adversely affected.

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

Since January 1, 2007, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $57.78 to $116.66 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. General economic and market conditions, and market conditions for telecommunications stocks in general, may affect the market price of our common stock. In addition, actual sales, or the market’s perception with respect to possible sales, of a substantial number of shares of our common stock within a narrow period of time could cause our stock price to fall. Announcements by others or us may also have a significant impact on the market price of our common stock. These announcements may relate to:

•	our operating results;

•	new issuances of equity, debt or convertible debt by us;

•	developments in our relationships with corporate customers;

•	announcements by our customers or competitors;

•	changes in regulatory policy or interpretation;

•	governmental investigations;

•	changes in the ratings of our stock by securities analysts;

•	our purchase or development of real estate and/or additional IBX centers;

•	acquisitions by us of complementary businesses; or

•	the operational performance of our IBX centers.

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

On June 29, 2006 and September 18, 2006, shareholder derivative actions were filed in the Superior Court of the State of California, County of San Mateo, naming Equinix as a nominal defendant and several of Equinix’s current and former officers and directors as individual defendants. These actions were consolidated, and the consolidated complaint was filed in January 2007. In March 2007, the state court stayed this action in deference to a federal shareholder derivative action filed in the United States District Court for the Northern District of California in October 2006. The federal action named Equinix as a nominal defendant and several current and former officers and directors as individual defendants. This complaint alleged that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of purported backdating of stock options, insider trading and the dissemination of false statements. On April 12, 2007, the federal action was voluntarily dismissed without prejudice pursuant to a joint stipulation entered as an order by the court. On May 3, 2007, the state court lifted the stay on proceedings in the state court action. On March 3, 2008, the state court plaintiff filed a second amended consolidated complaint after the court granted two motions to dismiss prior complaints with leave to amend. The second amended consolidated complaint alleged that the individual defendants breached their fiduciary duties and violated California securities law as a result of purported backdating of stock option grants, insider trading and the dissemination of false financial statements. The second amended consolidated complaint sought to recover, on behalf of Equinix, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, restitution and fees and costs. On July 8, 2008, the state court granted our motion to dismiss the second amended consolidated complaint without leave to amend and entered a final judgment dismissing the action and all claims asserted therein in their entirety without leave to amend. We do not know whether the plaintiff will appeal the dismissal of this action. In addition, we may be subject to additional derivative or other lawsuits that may be presented on an individual or class basis alleging claims based on our stock option granting practices. Responding to, investigating and/or defending against such complaints would present a substantial cost to us in both cash and the attention of certain management. Any adverse outcome in litigation could seriously harm our business and results of operations.

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

Our Annual Meeting of Stockholders was held on June 12, 2008 in Foster City, California, at which time the following proposals were subject to stockholder vote:

1.	The election of eight directors to the Board of Directors to serve until the next Annual Meeting or until their successors have been duly elected and qualified; and

2.	The ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

The table below presents the voting results for the election of all eight members to our Board of Directors:

	Affirmative Votes	Votes Withheld
Steven T. Clontz	33,450,118	269,728
Steven P. Eng	31,712,622	2,007,224
Gary F. Hromadko	33,488,254	231,592
Scott G. Kriens	33,129,000	590,846
Irving F. Lyons, III.	33,169,308	550,538
Christopher B. Paisley	33,383,458	336,388
Stephen M. Smith	33,489,494	230,352
Peter F. Van Camp	33,342,348	377,498

The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. The table below presents the voting results:

	Affirmative Votes	Negative Votes	Abstentions
Ratification of appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm	33,444,434	271,812	3,600

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.	Def. Proxy 14A	12/12/02

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.3	Bylaws of the Registrant.	10-K	12/31/02	3.2

3.4	Certificate of Amendment of the Bylaws of the Registrant.	10-Q	6/30/03	3.4

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Registration Rights Agreement (see Exhibit 10.7).

4.3	Indenture dated February 11, 2004 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	10-Q	3/31/04	10.99

4.4	Indenture dated March 30, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/07	4.4

4.5	Form of 2.50% Convertible Subordinated Note Due 2012 (see Exhibit 4.4).

4.6	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4

4.7	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.6).

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.2+	Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.	S-4/A (File No. 333-93749)	5/9/00	10.9

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.3	2000 Equity Incentive Plan, as amended.	10-K	12/31/07	10.3

10.4	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.5	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.6	Form of Severance Agreement entered into by the Company and each of the Company’s executive officers.	10-Q	9/30/02	10.58

10.7	Registration Rights Agreement by and among Equinix and the Initial Purchasers, dated as of December 31, 2002.	10-K	12/31/02	10.75

10.8	Securities Purchase and Admission Agreement, dated April 29, 2003, among Equinix, certain of Equinix’s subsidiaries, i-STT Investments Pte Ltd, STT Communications Ltd and affiliates of Crosslink Capital.	8-K	5/1/03	10.1

10.9+	Lease Agreement dated as of April 21, 2004 between Eden Ventures LLC and Equinix, Inc.	10-Q	6/30/04	10.103

10.10	Equinix, Inc. 2004 International Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04	10.105

10.11	Equinix, Inc. Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04	10.106

10.12	Form of Restricted Stock Agreement for Equinix’s executive officers under the Company’s 2000 Equity Incentive Plan.	10-K	12/31/05	10.115

10.13	Lease Agreement dated June 9, 2005 between Equinix Operating Co., Inc. and Mission West Properties L.P. and associated Guaranty of Equinix, Inc.	10-Q	6/30/05	10.117

10.14	Letter Agreement dated October 6, 2005 among Equinix, Inc., STT Communications Ltd. and I-STT Investments Pte. Ltd.	8-K	10/6/05	99.1

10.15	Lease Agreement dated December 21, 2005 between Equinix Operating Co., Inc. and iStar El Segundo, LLC and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.126

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.16+	Loan and Security Agreement and Note between Equinix RP II, LLC and SFT I, Inc. dated December 21, 2005 and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.127

10.17	Lease Agreement dated as of December 21, 2005 between Equinix RP II, LLC and Equinix, Inc.	10-K	12/31/05	10.128

10.18	Lease Agreement dated September 14, 2006 between 777 Sinatra Drive Corp. and Equinix, Inc.	10-Q	9/30/06	10.135

10.19	First Omnibus Modification Agreement dated December 27, 2006 by and among SFT I, Inc. (“SFT I”), Equinix RP II, LLC (“RP II”) and Equinix, Inc. (“Equinix”), Amended and Restated Promissory Note dated December 27, 2006 by RP II in favor of SFT I and Reaffirmation of Guaranty dated December 27, 2006 by RP II and Equinix in favor of SFT I.	10-K	12/31/06	10.37

10.20	First Amendment to Deed of Lease dated December 27, 2006 by and between Equinix RP II, LLC and Equinix Operating Co., Inc.	10-K	12/31/06	10.38

10.21	Development Loan and Security Agreement dated February 2, 2007 by and between CHI 3, LLC and SFT I, Inc. and related Promissory Notes One through Four.	10-Q	3/31/07	10.37

10.22	Guaranty dated February 2, 2007 by and between Equinix, Inc. and SFT I, Inc.	10-Q	3/31/07	10.38

10.23	Completion and Payment Guaranty dated February 2, 2007 by and between Equinix, Inc. and SFT I, Inc.	10-Q	3/31/07	10.39

10.24	Master Lease dated February 2, 2007 by and between CHI 3, LLC and Equinix Operating Co., Inc. and associated Guaranty of Lease by Equinix, Inc.	10-Q	3/31/07	10.40

10.25	Severance Agreement dated March 16, 2007 by and between Stephen M. Smith and Equinix, Inc.	10-Q	3/31/07	10.44

10.26	Form of Restricted Stock Agreements for Stephen M. Smith under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/07	10.45

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.27	Facility Agreement dated August 31, 2007 by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K., the Additional Borrowers (as defined therein), the Lenders (as defined therein), and ABN AMRO BANK N.V., and related Guarantee dated August 31, 2007 by Equinix, Inc.	10-Q	9/30/07	10.47

10.28	£82,000,000 Senior Facilities Agreement dated June 29, 2007 by and among IXEurope plc, CIT Bank Limited, as arranger, CIT Capital Finance (UK) Limited, as administrative agent and security trustee and the Lenders (as defined therein).	10-Q	9/30/07	10.49

10.29	Amendment and Accession Agreement, dated as of January 31, 2008, by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K. and Equinix Australia Pty. Limited, as Borrowers, ABN AMRO Bank N.V., Singapore Branch, ABN AMRO Bank N.V., Japan Branch and ABN AMRO Australia Pty Limited, as Lenders and ABN AMRO Bank N.V., as Facility Agent, Arranger and Collateral Agent and related Amendment No. 1 to Guarantee by Equinix, Inc.	10-K	12/31/07	10.32

10.30	2008 Equinix Annual Incentive Plan.	10-K	12/31/07	10.33

10.31	Form of Restricted Stock Unit Agreement for Equinix’s executive officers under the Company’s 2000 Equity Incentive Plan.	10-K	12/31/07	10.34

10.32	Equinix, Inc. Sub-Plan to the 2004 International Employee Stock Purchase Plan for Participants Located in the European Economic Area.	10-Q	3/31/08	10.32

10.33	Compromise Agreement, dated April 22, 2008, by and among Equinix, Inc., Equinix Group Limited and Guy Willner, and related non-executive director appointment letter from Equinix Group Limited.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.34	Letter Agreement, dated April 22, 2008, by and between Eric Schwartz and Equinix, Inc.				X

10.35	Severance Agreement, dated May 22, 2006, by and between Eric Schwartz and Equinix, Inc.				X

10.36	Letter Agreement, dated April 25, 2008, by and between Peter Ferris and Equinix, Inc.				X

10.37	Letter Amendment, dated May 6, 2008, to £82,000,000 Senior Facilities Agreement dated June 29, 2007, by and among Equinix Group Limited, CIT Bank Limited, as arranger, CIT Capital Finance (UK) Limited, as administrative agent and security trustee and the Lenders (as defined therein).				X

10.38	Second Amendment and Accession Agreement, dated as of June 6, 2008, by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K., Equinix Australia Pty. Limited and Equinix Hong Kong Limited, as Borrowers, ABN AMRO Bank N.V. and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Hong Kong Branch, as Lenders and ABN AMRO Bank N.V., as Facility Agent, Arranger and Collateral Agent and related Amendment No. 2 to Guarantee by Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.

Date: August 5, 2008

By:	/S/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.33	Compromise Agreement, dated April 22, 2008, by and among Equinix, Inc., Equinix Group Limited and Guy Willner, and related non-executive director appointment letter from Equinix Group Limited.

10.34	Letter Agreement, dated April 22, 2008, by and between Eric Schwartz and Equinix, Inc.

10.35	Severance Agreement, dated May 22, 2006, by and between Eric Schwartz and Equinix, Inc.

10.36	Letter Agreement, dated April 25, 2008, by and between Peter Ferris and Equinix, Inc.

10.37	Letter Amendment, dated May 6, 2008, to £82,000,000 Senior Facilities Agreement dated June 29, 2007, by and among Equinix Group Limited, CIT Bank Limited, as arranger, CIT Capital Finance (UK) Limited, as administrative agent and security trustee and the Lenders (as defined therein).

10.38	Second Amendment and Accession Agreement, dated as of June 6, 2008, by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K., Equinix Australia Pty. Limited and Equinix Hong Kong Limited, as Borrowers, ABN AMRO Bank N.V. and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Hong Kong Branch, as Lenders and ABN AMRO Bank N.V., as Facility Agent, Arranger and Collateral Agent and related Amendment No. 2 to Guarantee by Equinix, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.