Form 10-Q
period 2008-09-30
EQUINIX INC
filed 2008-10-24
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___
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

The number of shares outstanding of the registrant’s Common Stock as of September 30, 2008 was 37,349,752.

EQUINIX, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

EQUINIX, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$160,685	$290,633
Short-term investments	101,892	63,301
Accounts receivable, net	62,376	60,089
Prepaids and other current assets	17,701	12,738
Total current assets	342,654	426,761
Long-term investments	67,622	29,966
Property and equipment, net	1,346,982	1,162,720
Goodwill	411,108	442,926
Intangible assets, net	62,351	67,207
Debt issuance costs, net	18,363	21,333
Other assets	42,855	30,955
Total assets	$2,291,935	$2,181,868
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$71,234	$65,096
Accrued property and equipment	56,537	76,504
Current portion of capital lease and other financing obligations	3,986	3,808
Current portion of mortgage and loans payable	41,486	16,581
Current portion of convertible debt	32,250	—
Other current liabilities	33,583	29,473
Total current liabilities	239,076	191,462
Capital lease and other financing obligations, less current portion	95,095	93,604
Mortgage and loans payable, less current portion	374,872	313,915
Convertible debt, less current portion	645,986	678,236
Deferred tax liabilities	21,785	25,955
Deferred rent and other liabilities	77,871	64,264
Total liabilities	1,454,685	1,367,436

Stockholders’ equity:
Common stock	37	37
Additional paid-in capital	1,445,363	1,376,915
Accumulated other comprehensive loss	(64,557)	(3,888)
Accumulated deficit	(543,593)	(558,632)
Total stockholders’ equity	837,250	814,432
Total liabilities and stockholders’ equity	$2,291,935	$2,181,868

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(unaudited)

Revenues	$183,735	$103,782	$513,997	$280,728
Costs and operating expenses:
Cost of revenues	109,863	62,891	306,357	171,265
Sales and marketing	16,009	9,630	46,650	27,602
General and administrative	35,529	25,182	111,350	72,122
Restructuring charges	799	―	799	407
Total costs and operating expenses	162,200	97,703	465,156	271,396
Income from operations	21,535	6,079	48,841	9,332
Interest income	441	3,309	6,293	10,340
Interest expense	(13,880)	(5,662)	(40,297)	(15,240)
Other income (expense)	(520)	3,167	602	3,168
Loss on conversion and extinguishment of debt	―	(2,554)	―	(5,949)
Income before income taxes	7,576	4,339	15,439	1,651
Income taxes	(187)	(215)	(400)	(766)
Net income	$7,389	$4,124	$15,039	$885
Basic net income per share:
Net income per share	$0.20	$0.13	$0.41	$0.03
Weighted-average shares	36,972	31,683	36,608	30,845
Diluted net income per share:
Net income per share	$0.19	$0.12	$0.40	$0.03
Weighted-average shares	37,932	33,112	37,731	32,339

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,

	2008	2007
	(unaudited)
Cash flows from operating activities:
Net income	$15,039	$885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	110,110	64,495
Stock-based compensation	41,951	31,032
Amortization of intangible assets	5,236	689
Amortization of debt issuance costs	3,753	1,985
Accretion of asset retirement obligation and accrued restructuring charges	1,245	2,373
Restructuring charges	799	407
Gain on foreign currency hedge	—	(1,494)
Other items	285	(1,152)
Changes in operating assets and liabilities:
Accounts receivable	(3,783)	(7,068)
Prepaids and other assets	(2,018)	(1,825)
Accounts payable and accrued expenses	5,015	23,079
Accrued restructuring charges	(2,034)	(10,100)
Other liabilities	15,665	2,833
Net cash provided by operating activities	191,263	106,139
Cash flows from investing activities:
Purchases of investments	(240,556)	(89,476)
Sales of investments	71,141	100
Maturities of investments	93,268	71,421
Purchase of San Jose IBX property	—	(71,471)
Purchase of Los Angeles IBX property	—	(49,059)
Purchase of IXEurope, net of cash acquired	—	(541,729)
Purchase of Virtu, net of cash acquired	(23,241)	—
Purchases of other property and equipment	(305,546)	(295,809)
Change in accrued property and equipment	(16,015)	23,940
Purchase of restricted cash	(14,234)	(598)
Release of restricted cash	333	—
Other investing activities	—	1,475
Net cash used in investing activities	(434,850)	(951,206)
Cash flows from financing activities:
Proceeds from employee equity awards	26,087	27,568
Proceeds from issuance of common stock	—	339,946
Proceeds from convertible debt	—	645,986
Proceeds from loans payable	102,101	118,754
Repayment of capital lease and other financing obligations	(2,874)	(1,445)
Repayment of mortgage and loans payable	(11,456)	(1,573)
Debt issuance costs	(908)	(22,224)
Net cash provided by financing activities	112,950	1,107,012
Effect of foreign currency exchange rates on cash and cash equivalents	689	(1,056)
Net increase (decrease) in cash and cash equivalents	(129,948)	260,889
Cash and cash equivalents at beginning of period	290,633	82,563
Cash and cash equivalents at end of period	$160,685	$343,452

Supplemental cash flow information:
Cash paid for taxes	$405	$240
Cash paid for interest	$35,486	$16,130

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

Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the condensed consolidated financial statement presentation as of and for the three and nine months ended September 30, 2008.

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

Revenue Recognition and Allowance for Doubtful Accounts

Equinix derives more than 90% of its revenues from recurring revenue streams, consisting primarily of (1) colocation services, such as the licensing of cabinet space and power; (2) interconnection services, such as cross connects and Equinix Exchange ports; (3) managed infrastructure services, such as Equinix Direct and bandwidth and (4) other services consisting of rent.  The remainder of the Company’s revenues are from non-recurring revenue streams, such as from the recognized portion of deferred installation revenues, professional services, contract settlements and equipment sales.  Revenues from recurring revenue streams are generally billed monthly and recognized ratably over the term of the contract, generally one to three years for Internet Business Exchange (“IBX”) space customers. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the longer of the term of the related contract or expected life of the installation. Professional service fees are recognized in the period in which the services were provided and represent the culmination of a separate earnings process as long as they meet the criteria for separate recognition under EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  Revenue from bandwidth and equipment sales is recognized on a gross basis in accordance with EITF No. 99-19, “Recording Revenue as a Principal versus Net as an Agent”, primarily because the Company acts as the principal in the transaction, takes title to products and services and bears inventory and credit risk.  To the extent the Company does not meet the criteria for gross basis accounting for bandwidth and equipment revenue, the Company records the revenue on a net basis. Revenue from contract settlements, when a customer wishes to terminate their contract early, is generally recognized on a cash basis, when no remaining performance obligations exist, to the extent that the revenue has not previously been recognized.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company occasionally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have generally not been significant. There were no significant service level credits issued during the three and nine months ended September 30, 2008 and 2007.

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

Net Income per Share

The Company computes net income per share in accordance with SFAS No. 128, “Earnings per Share;” SEC Staff Accounting Bulletin (“SAB”) No. 98; EITF Issue 03-6, “Participating Securities and the Two-Class Method Under FASB 128;” EITF Issue 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” and SFAS No. 123(R), “Share-Based Payment.” Basic net income (loss) per share is computed using net income (loss) and the weighted-average number of common shares outstanding. Diluted net income per share is computed using net income, adjusted for interest expense as a result of the assumed conversion of the Company’s Convertible Subordinated Debentures, 2.50% Convertible Subordinated Notes and 3.00% Convertible Subordinated Notes, if dilutive, and the weighted-average number of common shares outstanding plus any dilutive potential common shares outstanding. Dilutive potential common shares include the assumed exercise, vesting and issuance activity of employee equity awards using the treasury stock method, as well as warrants and shares issuable upon the conversion of the Convertible Subordinated Debentures, 2.50% Convertible Subordinated Notes and 3.00% Convertible Subordinated Notes.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the computation of basic and diluted net income per share for the periods presented (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerator:
Numerator for basic net income per share	$7,389	$4,124	$15,039	$885
Effect of assumed conversion of convertible subordinated debentures and notes:
Interest expense, net of tax	—	—	—	—
Numerator for diluted net income per share	$7, 389	$4,124	$15, 039	$885
Denominator:
Weighted-average shares	37,268	32,142	36,975	31,305
Weighted-average unvested restricted shares issued subject to forfeiture	(296)	(459)	(367)	(460)
Denominator for basic net income per share	36,972	31,683	36,608	30,845
Effect of dilutive securities:
Convertible subordinated debentures	—	—	—	—
2.50% convertible subordinated notes	—	—	—	—
3.00% convertible subordinated notes	—	—	—	—
Employee equity awards	960	1,429	1,123	1,494
Warrants	—	—	—	—
Total dilutive potential shares	960	1,429	1,123	1,494
Denominator for diluted net income per share	37,932	33,112	37,731	32,339
Net income per share:
Basic	$0.20	$0.13	$0.41	$0.03
Diluted	$0.19	$0.12	$0.40	$0.03

The following table sets forth potential shares of common stock that are not included in the diluted net income per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Shares reserved for conversion of convertible subordinated debentures	816	816	816	816
Shares reserved for conversion of 2.50% convertible subordinated notes	2,232	2,232	2,232	2,232
Shares reserved for conversion of 3.00% convertible subordinated notes	2,945	2,945	2,945	2,945
Common stock warrants	1	1	1	1
Common stock related to employee equity awards	1,447	1,065	1,520	1,093
	7,441	7,059	7,514	7,087

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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company recorded an additional deferred tax liability totaling $1,372,000 with an increase to goodwill as a result of the Virtu Acquisition. The deferred tax liability recognized is primarily attributable to the identifiable intangible assets that were recorded for the purchase.

The Company will continue to provide a valuation allowance for the net deferred tax assets, other than the deferred tax assets associated with its Singapore and Swiss subsidiaries, until it becomes more likely than not that the net deferred tax assets will be realizable. For the three and nine months ended September 30, 2008, the Company recorded $187,000 and $400,000, respectively, of tax expense. The tax benefit and expense recorded during the periods ended September 30, 2008 were primarily attributable to the Company’s foreign operations. For the three and nine months ended September 30, 2007, the Company recorded a tax provision of $215,000 and $766,000, respectively. The tax provision recorded in the periods ended September 30, 2007 was primarily attributable to the Company’s foreign operations. The tax provision for the nine months ended September 30, 2008 includes a tax benefit of $185,000 the Company recorded due to a tax settlement with a state in which it operated. The Company did not record any excess tax benefits associated with the stock options exercised by employees during the three and nine months ended September 30, 2008 and 2007.

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

During the three months ended March 31, 2008, the Company reached a final agreement with a state in which it operated to close an appeal filed by the Company in that state’s tax court. The Company filed the appeal in 2006 to contest the decision made by the state auditor disallowing the refundable research and capital goods credits. The executed closing settlement specified that the state would credit the Company $357,000 plus interest, which was received. As a result of the settlement, the total unrecognized tax benefits decreased by $1,373,000 in the nine months ended September 30, 2008. A majority of the unrecognized tax benefits, if subsequently recognized, will affect the Company’s effective tax rate at the time of recognition. The Company will continue to classify the interest and penalties recognized in accordance with paragraphs 15 and 16, respectively, of FIN 48 in the financial statements as income tax. The Company’s income tax returns for all tax years remain open to examination by federal and various state taxing authorities due to the Company’s Net Operating Loss (“NOL”) carry-forward. In addition, the Company’s tax years of 2001 through 2007 also remain open and subject to examination by local tax authorities in the foreign jurisdictions in which the Company has major operations.

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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest incurred is capitalized in accordance with SFAS No. 34, “Capitalization of Interest Costs.”  The following table sets forth total interest cost incurred and total interest cost capitalized (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Interest expense	$13,880	$5,662	$40,297	$15,240
Interest capitalized	1,490	2,974	4,684	6,120
Interest charges incurred	$15,370	$8,636	$44,981	$21,360

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

During the three months ended June 30, 2008, the Company entered into compromise agreements with its two senior officers in Europe in connection with their resignations and modified their outstanding stock awards. As a result, the Company recorded an incremental stock-based compensation charge of $3,098,000 during the nine months ended September 30, 2008, which is included in general and administrative expenses in the Company’s condensed consolidated statements of operations.

The following table presents, by operating expense, the Company’s stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Cost of revenues	$1,257	$878	$3,435	$3,019
Sales and marketing	2,367	2,049	7,421	6,440
General and administrative	8,938	7,562	31,095	21,573
	$12,562	$10,489	$41,951	$31,032

Goodwill and Other Intangible Assets

Equinix currently operates in one reportable segment, but has determined that it operates in a number of reporting units for the purposes of SFAS No. 142, which consists of the Company’s geographic operations in 1) the United States, 2) Asia-Pacific and 3) Europe.  As of September 30, 2008, the Company

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

had goodwill attributable to the Asia-Pacific reporting unit and the Europe reporting unit. The Company performed its annual impairment review of the Europe reporting unit as of August 31, 2008. The Company concluded that its goodwill attributed to the Company’s Europe reporting unit was not impaired as the fair value of its Europe reporting unit exceeded the carrying value of this reporting unit, including goodwill. The recent market declines have not had an impact on this determination. The primary methods used to determine the fair values for SFAS No. 142 impairment purposes were the discounted cash flow and market methods. The assumptions supporting the discounted cash flow method, including the discount rate, which was assumed to be 9.5%, were determined using the Company's best estimates as of the date of the impairment review. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact the Company’s assumptions as to prices, costs, growth rates or other factors that may result in changes in the Company’s estimates of future cash flows. Although the Company believes the assumptions it used in testing for impairment are reasonable, significant changes in any one of the Company’s assumptions could produce a significantly different result. The Company performs its annual impairment review of the Asia-Pacific reporting unit in the fourth quarter; however, the Company has noted no indications of impairment as of September 30, 2008.

Goodwill and other intangible assets, net, consisted of the following (in thousands):

	September 30, 2008	December 31, 2007

Goodwill:
Asia-Pacific	$18,088	$18,010
Europe	393,020	424,916
	411,108	442,926
Other intangibles:
Intangible asset – customer contracts	69,084	69,209
Intangible asset – leases	5,035	5,254
Intangible asset – tradename	419	361
Intangible asset – workforce	160	160
Intangible asset – lease expenses	111	111
Intangible asset – non-compete	65	―
	74,874	75,095
Accumulated amortization	(12,523)	(7,888)
	62,351	67,207
	$473,459	$510,133

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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the three and nine months ended September 30, 2008, the Company recorded amortization expense of $1,690,000 and $5,236,000, respectively. For the three and nine months ended September 30, 2007, the Company recorded amortization expense of $423,000 and $689,000, respectively. The Company expects to record the following amortization expense during the remainder of 2008 and beyond (in thousands):

Year ending:
2008 (three months remaining)	$1,726
2009	6,223
2010	6,188
2011	6,089
2012	6,071
2013 and thereafter	36,054
Total	$62,351

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

Cash Flow Hedges – Interest Rate Swaps

The Company has variable-rate debt financing.  These obligations expose the Company to variability in interest payments and therefore fluctuations in interest expense due to changes in interest rates.  Interest rate swap contracts are used in the Company's risk management activities in order to minimize significant fluctuations in earnings that are caused by interest rate volatility.  Interest rate swaps involve the exchange of variable-rate interest payments for fixed-rate interest payments based on the contractual underlying notional amount. Gains and losses on the interest rate swaps that are linked to the debt being hedged are expected to substantially offset this variability in earnings.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In May 2008, the Company entered into several interest rate swaps in order to minimize variability related to its variable-rate Chicago IBX Financing and European Financing (see Note 12 – Debt Facilities and Other Financing Obligations). The Company also designated two existing interest rate swaps acquired in the IXEurope Acquisition as effective cash flow hedge relationships with the European Financing.  Each of these hedge relationships were highly effective at achieving offsetting changes in cash flows as of September 30, 2008 with an insignificant amount of ineffectiveness recorded in interest expense on the accompanying condensed consolidated statements of operations. As of September 30, 2008, the Company had the following interest rate swaps in place (in thousands):

	As of September 30, 2008
	Notional Amount	Fair Value1)	Loss (2)
Liabilities:
European Financing interest rate swaps	$113,710	$(1,602)	$(1,832)
Chicago IBX Financing interest rate swap	105,000	(513)	(513)
	$218,710	$(2,115)	$(2,345)
________________________

(1)	Included in the condensed consolidated balance sheets within prepaids and other current assets or deferred rent and other liabilities.

(2)	Included in the condensed consolidated balance sheets within other comprehensive income (loss).

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

The Company has not designated the foreign currency forward contracts as hedging instruments under SFAS 133.  Gains and losses on these contracts are included in other income (expense), net, along with those gains and losses of the related hedged items. The Company entered into various foreign currency forward contracts during the three months ended September 30, 2008.  As of September 30, 2008, the Company recorded a net asset of $2,944,000 representing the fair values of these foreign currency forward contracts, which is recorded within prepaids and other current assets in the accompanying condensed consolidated balance sheet.

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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
Level 3: Unobservable inputs reflecting the Company's own assumptions incorporated in valuation techniques used to determine fair value.  These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company measures and reports certain financial assets and liabilities at fair value on a recurring basis, including its investments in money market funds and available-for-sale debt investments in other public companies, governmental units and other agencies and derivatives.

The Company’s assets and liabilities measured at fair value at September 30, 2008 were as follows (in thousands):

	Fair value at September 30, 2008	Fair value measurement using
		Level 1		Level 2		Level 3
Assets:
Money market	$41,538		$41,538	$	―	$	―
Reserve fund at cost	49,422		―		―		49,422
Commercial paper	24,329		―		24,329		―
U.S. government and agency obligations	123,625		―		123,625		―
Corporate bonds	43,179		―		43,179		―
Asset-backed securities	32,904		―		32,904		―
Certificates of deposits	13,976		―		13,976		―
Other securities	1,226		―		1,226		―
Derivative assets (1)	3,004		―		3,004		―
	$333,203		$41,538		$242,243		$49,422
Liabilities:
Derivative liabilities (2)	(2,174)		―		(2,174)		―
	$(2,174)	$	―		$(2,174)	$	―
________________________

(1)	Included in the condensed consolidated balance sheets within prepaids and other current assets and other assets.

(2)	Included in the condensed consolidated balance sheets within other current liabilities and deferred rent and other liabilities.

The fair value of the Company's investments in available-for-sale money market funds approximates their face value. Such instruments are included in cash equivalents. These securities include available-for-sale debt investments related to the Company's investments in the securities of other public companies, governmental units and other agencies. The fair value of these investments is based on the quoted market price of the underlying shares. However, money market funds held by The Reserve Primary Fund (the “Reserve”), whose carrying value of $50,949,000 was in excess of fair value, accordingly an other-than-temporary impairment charge of $1,527,000 was recorded in September 2008 to reflect the adjusted cost of $49,422,000 (see Note 5).  The money market funds held in the Reserve, normally classified as Level 1 securities, were re-designated as Level 3 securities in September 2008.  The impairment charge of $1,527,000 related to the Reserve is reflected in interest income on the accompanying condensed consolidated statements of operations.

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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s money market fund instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. However, the Reserve experienced a decline in its fair value as a result of its exposure to investments held in Lehman Brothers Holdings, Inc. (“Lehman Brothers”) which filed for Chapter 11 bankruptcy protection. The Company recorded a loss on its investments in the Reserve and each of the individual securities which comprise the holdings in the Reserve were further evaluated. The Company has re-designated its investment in the Reserve from cash and cash equivalents to short-term investments at adjusted cost (for further information, refer to Note 5). This re-designation is included in purchases of investments in investing activities in the Company’s accompanying condensed consolidated statements of cash flows. The Company conducted its fair value assessment of the Reserve using Level 2 and Level 3 inputs.  Management has reviewed the Reserve's underlying securities portfolio which is substantially comprised of discount notes, certificates of deposit and commercial paper issued by highly-rated institutions.  The Company has used a pricing service to assist in its review of fair value of the underlying portfolio, which estimates fair value of some instruments using proprietary models based on assumptions as to term, maturity dates, rates, credit risk, etc.  Normally, the Company would classify such an investment within Level 2 of the fair value hierarchy.  However, management also evaluated the fair value of its unit interest in the Reserve itself, considering risk of collection, timing and other factors.  These assumptions are inherently subjective and involve significant management judgment.  As a result, the Company has classified its holdings in the Reserve within Level 3 of the fair value hierarchy.

The Company considers each category of investments held to be an asset group. The asset groups held at September 30, 2008 were U.S. government and agency securities, corporate notes, commercial paper and asset backed securities. The Company’s fair value assessment includes an evaluation by each of these asset groups, all of which continue to be classified within Level 2 of the fair value hierarchy.

The types of instruments valued based on other observable inputs include available-for-sale debt investments in other public companies, governmental units and other agencies. Such instruments are generally classified within Level 2 of the fair value hierarchy.

        Short-Term and Long-Term Investments. The Company uses the specific identification method in computing realized gains or losses. Except for the Reserve, which is carried at its adjusted cost, short-term and long-term investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income or loss. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades over an extended period of time. The Company determined that these quoted market prices qualify as Level 1 and Level 2.

Derivative Assets and Liabilities.  In determining the fair value of the Company’s interest rate swap derivatives, the Company uses the present value of expected cash flows based on observable market interest rate curves and volatilities commensurate with the term of each instrument and the credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the counterparty’s nonperformance risk.  For foreign currency derivatives, the Company’s approach is to use forward contract and option valuation models employing market observable inputs, such as spot currency rates, time value and option volatilities and adjust for the credit default swap market. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit risk valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, the Company had assessed the significance of the impact of the credit risk valuation adjustments on the overall valuation of its derivative positions and had determined that the credit risk valuation adjustments were not significant to the overall valuation of its derivatives.

2.  Virtu Acquisition

On February 5, 2008, a wholly-owned subsidiary of the Company acquired all of the issued and outstanding share capital of Virtu Secure Webservices B.V. (“Virtu”), a provider of network-neutral data center services in the Netherlands, for a cash payment of $23,345,000, including closing costs (the “Virtu Acquisition”).  Under the terms of the Virtu Acquisition, the Company may also pay additional future contingent consideration, which will be payable in the form of up to 20,000 shares of the Company’s common stock and cash of up to 1,500,000 Euros, contingent upon meeting certain pre-determined future annual operating targets from 2008 to 2011. Such contingent consideration, if paid, will be recorded as additional goodwill. Virtu, a similar business to that of the Company, operates data centers in the Netherlands, supplementing the Company’s existing European operations. The combined company predominantly operates under the Equinix name. The results of operations for Virtu are insignificant; therefore, the Company does not present pro forma combined results of operations.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.  IBX Acquisitions and Expansions

Paris IBX Expansion Project

In September 2008, the Company entered into a long-term lease for a new building located adjacent to one of its existing Paris IBX centers. The lease, which is an operating lease, commenced on October 1, 2008. Cumulative minimum monthly payments under the lease total 44,568,000 Euros, or approximately $62,805,000. Monthly payments under the lease commence in April 2009 and are payable through September 2020.

Sydney IBX Expansion Project

In January 2008, the Company entered into a long-term lease for a new building located adjacent to its existing Sydney IBX center and at the same time terminated the existing lease for the Company’s original Sydney IBX center by incorporating it into the new lease. The Company extended the original lease term for an additional seven years in a single, revised lease agreement for both buildings (collectively, the “Building").  Cumulative minimum payments under this lease total 18,260,000 Australian dollars, or approximately $14,500,000, of which 12,202,000 Australian dollars, or approximately $9,700,000, is incremental to the previous lease. Payments are due monthly and commenced in January 2008.  As a result of the Company significantly altering the Building’s footprint in order to meet the Company’s IBX center needs, the Company followed the accounting provisions of EITF 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”).  Pursuant to EITF 97-10, the Building is considered a financed asset (the "Sydney IBX Building Financing") and subject to a ground lease for the underlying land, which is considered an operating lease. Pursuant to the Sydney IBX Building Financing, the Company recorded the Building asset and a corresponding financing obligation liability totaling 5,805,000 Australian dollars (or approximately $4,600,000) in January 2008. Monthly payments under the Sydney IBX Building Financing, which commenced in January 2008, are payable through December 2022, at an effective interest rate of approximately 7.90% per annum.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

IBX Expansion Project Summary

The following table sets forth approximate balances of total cumulative capital expenditures, excluding cost of acquisition of land and building, if any, incurred on the Company’s significant expansion projects which were underway as of either of the following dates (in thousands):

	September 30, 2008	December 31, 2007
U.S. Expansion Projects:
Washington, D.C. Metro Area Fifth IBX Center Expansion Project (DC5)	$77,637	$20,000
Silicon Valley Metro Area IBX Expansion Project (SV2 Phase II)	38,931	25,283
Los Angeles Metro Area IBX Expansion Project (LA4 Phase I)	23,424	4,321
New York Metro Area IBX Expansion Project (NY4 Phase II))	18,526	―
	158,518	49,604
Asia-Pacific Expansion Projects:
Tokyo IBX Expansion Project (TY2)	26,894	16,600
Singapore IBX Expansion Project (SG1 Expansion Phase II and III)	29,404	15,500
Sydney IBX Expansion Project (SY2)	17,985	―
Hong Kong IBX Expansion Project (HK1 Phase II)	16,469	―
	90,752	32,100
Europe Expansion Projects:
Paris IBX Expansion Project (PA2 Phase II and III)	25,457	8,513
Frankfurt IBX Expansion Project (FR2 Phase II(a) and II(b))	29,302	4,177
London IBX Expansion Project (LD4 Phase II)	28,102	5,529
Amsterdam IBX Expansion Project (AM1 Phase I)	9,453	―
	92,314	18,219
	$341,584	$99,923

The Company’s planned capital expenditures during the remainder of 2008 in connection with the expansion efforts described above are substantial.  For further information, refer to “Other Purchase Commitments” in Note 13.

4. Related Party Transactions

The Company has several significant stockholders, and other related parties, that are also customers and/or vendors. For the three and nine months ended September 30, 2008, revenues recognized with these related parties were $6,662,000 and $14,266,000, respectively. For the three and nine months ended September 30, 2007, revenues recognized with these related parties were $2,345,000 and $6,322,000, respectively. As of September 30, 2008 and 2007, accounts receivable with these related parties were $5,386,000 and $1,952,000, respectively.  For the three and nine months ended September 30, 2008, costs and services procured with these related parties were $735,000 and $2,250,000, respectively. For the three and nine months ended September 30, 2007, costs and services procured with these related parties were $284,000 and $921,000, respectively. As of September 30, 2008 and 2007, accounts payable with these related parties were $87,000 and $144,000, respectively.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Cash, Cash Equivalents and Short-Term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following (in thousands):

	September 30, 2008	December 31, 2007

Money market	$41,538	$272,099
Reserve fund at cost	49,422	―
Commercial paper	24,329	24,218
U.S. government and agency obligations	123,625	32,801
Corporate bonds	43,179	36,604
Asset-backed securities	32,904	16,578
Certificates of deposits	13,976	1,600
Other securities	1,226	―
Total available-for-sale securities	330,199	383,900
Less amounts classified as cash and cash equivalents	(160,685)	(290,633)
Total securities classified as investments	169,514	93,267
Less amounts classified as short-term investments	(101,892)	(63,301)
Total market value of long-term investments	$67,622	$29,966

As of September 30, 2008 and December 31, 2007, cash equivalents included investments which were readily convertible to cash and had maturity dates of 90 days or less. The maturities of securities classified as short-term investments were one year or less as of September 30, 2008 and December 31, 2007. The maturities of securities classified as long-term investments were greater than one year and less than three years as of September 30, 2008 and December 31, 2007.

In the period ended September 30, 2008, the Company recorded a $1,527,000 realized loss resulting from its investments in the Reserve, a prime obligations money market fund that suffered a decline in its Net Asset Value (“NAV”) of below $1 per share when the Reserve valued its exposure to investments in Lehman Brothers at zero value.  The Reserve held investments in commercial paper and short term-notes issued by Lehman Brothers, which filed for Chapter 11 bankruptcy protection in September 2008. This realized loss is included in interest income in the Company’s accompanying condensed consolidated statements of operations. The Company has issued a redemption notice to redeem in full all of its holdings with the Reserve. As of September 30, 2008, the fair value of the funds held by the Reserve totaled $49,422,000.

The Company expects that distributions from the Reserve will occur over the remaining 12 months as the investments held in the fund mature.  The Reserve has announced that this fund is in liquidation and they are currently working with their auditors to determine an accurate distribution of their account holdings. As of September 30, 2008, the Company has classified its investment in the Reserve as a short-term investment on its condensed consolidated balance sheet.  This classification is based on the Company’s internal assessment of each of the individual securities which make-up the underlying portfolio holdings in the Reserve, which primarily consisted of commercial paper and discount notes having maturity dates within the next 12 months. While the Company expects to receive substantially all of its current holdings in the Reserve within the next 12 months, it is possible the Company may encounter difficulties in receiving distributions given the current credit market conditions. If market conditions were to deteriorate even further such that the current fair value were not achievable, or if the Reserve is delayed in its ability to accurately complete their account reconciliations, the Company could realize additional losses in its holdings with the Reserve and distributions could be further  delayed.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of September 30, 2008, the Company’s net unrealized gains (losses) on its available-for-sale securities were comprised of the following (in thousands):

	Unrealized gains	Unrealized losses	Net unrealized losses

Cash and cash equivalents	$—	$(30)	$(30)
Short-term investments	11	(336)	(325)
Long-term investments	69	(486)	(418)
	$80	$(852)	$(773)

The following table summarizes the fair value and gross unrealized losses related to 119 available-for-sale securities with an aggregate cost basis of $193,111,000, aggregated by type of investment and length of time that individual securities have been in continuous unrealized loss position, as of September 30, 2008 (in thousands):

	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or more
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss

U.S. government & agency obligations	$96,429	$(120)	$—	$—
Commercial paper	24,329	(25)	—	—
Corporate bonds	29,931	(439)	—	—
Asset-backed securities	27,594	(240)	—	—
Certificates of deposit	13,976	(28)	—	—
	$192,259	$(852)	$—	$—

While the Company does not believe it holds investments that are other-than-temporarily impaired, as of September 30, 2008, the Company’s investments are subject to the currently adverse market conditions, which include constraints related to liquidity. If market conditions continue to deteriorate and liquidity constraints become even more pronounced, the Company could sustain further other-than-temporary impairments to its investment portfolio which could result in additional realized losses being recorded against net interest income or securities markets could become inactive which could affect the liquidity of the Company’s investments. As securities mature, the Company has reinvested the proceeds in U.S. government securities, such as Treasury bills and Treasury notes, of a short-term duration and lower yield. As a result, the Company expects to recognize lower interest income in future periods.

6. Accounts Receivable

Accounts receivables, net, consisted of the following (in thousands):

	September 30, 2008	December 31, 2007

Accounts receivable	$112,610	$98,141
Unearned revenue	(48,797)	(37,606)
Allowance for doubtful accounts	(1,437)	(446)
	$62,376	$60,089

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest.  Unearned revenue consists of pre-billing for services that have not yet been provided, but which have been billed to customers ahead of time in accordance with the terms of their contract.  Accordingly, the Company invoices its customers at the end of a calendar month for services to be provided the following month.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following (in thousands):

	September 30, 2008	December 31, 2007

Prepaid expenses	$10,229	$6,979
Foreign exchange forward contract receivables	2,944	—
Taxes receivable	2,295	3,437
Interest rate swap receivables	60	—
Other current assets	2,173	2,322
	$17,701	$12,738

8. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2008	December 31, 2007

IBX plant and machinery	$629,825	$503,755
Leasehold improvements	539,079	481,409
Buildings	156,510	153,692
Site improvements	149,061	96,041
IBX equipment	138,306	128,423
Computer equipment and software	69,429	60,881
Land	50,139	50,979
Furniture and fixtures	8,128	5,698
Construction in progress	170,174	133,501
	1,910,651	1,614,379
Less accumulated depreciation	(563,669)	(451,659)
	$1,346,982	$1,162,720

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $40,807,000 and $40,486,000 at September 30, 2008 and December 31, 2007, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $10,407,000 and $7,539,000 as of September 30, 2008 and December 31, 2007, respectively.

As of September 30, 2008 and December 31, 2007, the Company had accrued property and equipment expenditures of $56,537,000 and $76,504,000, respectively. The Company’s planned capital expenditures during the remainder of 2008 in connection with recently acquired IBX properties and expansion efforts are substantial.  For further information, refer to “Other Purchase Commitments” in Note 13.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2008	December 31, 2007

Accounts payable	$11,797	$14,816
Accrued compensation and benefits	20,143	18,875
Accrued utility and security	12,447	8,709
Accrued interest	10,220	6,461
Accrued taxes	7,643	6,925
Accrued professional fees	2,024	2,094
Accrued other	6,960	7,216
	$71,234	$65,096

10. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30, 2008	December 31, 2007

Deferred installation revenue	$20,432	$16,295
Customer deposits	5,609	4,643
Deferred recurring revenue	3,483	3,811
Accrued restructuring charges	3,172	3,973
Deferred rent	409	400
Other current liabilities	478	351
	$33,583	$29,473

11. Deferred Rent and Other Liabilities

Deferred rent and other liabilities consisted of the following (in thousands):

	September 30, 2008	December 31, 2007

Deferred rent, non-current	$29,490	$26,512
Deferred installation revenue, non-current	14,526	10,241
Asset retirement obligations	11,280	8,759
Accrued restructuring charges, non-current	8,296	8,167
Customer deposits, non-current	6,077	4,201
Deferred recurring revenue, non-current	5,467	5,745
Interest rate swap payables	2,174	—
Other liabilities	561	639
	$77,871	$64,264

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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.  Debt Facilities and Other Financing Obligations

Chicago IBX Financing

During the nine months ended September 30, 2008, the Company received additional advances under the Chicago IBX Financing totaling $4,379,000, bringing the cumulative and final loan payable to $109,991,000. The loan payable under the Chicago IBX Financing bears interest at a floating rate. As of September 30, 2008, the loan payable carried an approximate interest rate of 5.25% per annum.

The loan payable under the Chicago IBX Financing has a maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. The Chicago IBX Financing is collateralized by the assets of one of the Company’s Chicago IBX centers.

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

Asia-Pacific Financing

In January 2008, the Asia-Pacific Financing was amended to enable the Company’s subsidiary in Australia to borrow up to 32,000,000 Australian dollars, or approximately $25,357,000, under the same general terms, amending the Asia-Pacific Financing into an approximately $69,017,000 multi-currency credit facility agreement. In June 2008, the Asia-Pacific Financing was further amended to enable the Company’s subsidiary in Hong Kong to borrow up to 156,000,000 Hong Kong dollars, or approximately $20,093,000, under the same general terms, amending the Asia-Pacific Financing into an approximately $89,110,000 multi-currency credit facility agreement.  Loans payable under the Asia-Pacific Financing bear interest at floating rates.

Loans payable under the Asia-Pacific Financing have a final maturity date of June 2012. The Asia-Pacific Financing is guaranteed by the parent, Equinix, Inc., is secured by the assets of the Company’s subsidiaries in Japan, Singapore, Hong Kong and Australia, including a pledge of their shares, and has several financial covenants, with which the Company must comply quarterly. As of September 30, 2008, the Company was in compliance with all financial covenants associated with the Asia-Pacific Financing.

As of September 30, 2008, the Company had borrowed 23,000,000 Singapore dollars, or approximately $16,024,000, at an approximate interest rate per annum of 3.04%; 2,932,500,000 Japanese yen, or approximately $27,636,000, at an approximate interest rate per annum of 2.70%; 13,210,000 Australian dollars, or approximately $10,468,000, at an approximate interest rate per annum of 9.06%; and 87,776,000 Hong Kong dollars, or approximately $11,305,000, at an approximate interest rate per annum of 5.51%. Collectively, the total amount borrowed was approximately equal to $65,433,000, leaving approximately $23,677,000 available to borrow under the Asia-Pacific Financing.

European Financing

During the nine months ended September 30, 2008, the Company received additional advances totaling approximately 29,351,000 British pounds, or approximately $57,089,000, under the European Financing, leaving the amount available to borrow under the European Financing totaling approximately 9,627,000 British pounds, or approximately $17,141,000. As of September 30, 2008, a total of approximately 71,822,000 British pounds, or approximately $127,879,000, was outstanding under the European Financing with an approximate blended interest rate of 7.78% per annum. Loans payable under the European Financing bear interest at floating rates. The European Financing is available to fund certain of the Company’s expansion projects in France, Germany, Switzerland and the United Kingdom.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Loans payable under the European Financing have a final maturity date of June 2014. The European Financing is collateralized by certain of the Company’s assets in Europe and contains several financial covenants with which the Company must comply quarterly. As of September 30, 2008, the Company was in compliance with all financial covenants associated with the European Financing.

In May 2008, the Company entered into three interest rate swap agreements and re-designated two older ineffective interest rate swap agreements with a total of two counterparties to hedge the interest payments on the equivalent of $113,710,000 notional amount of the European Financing, which will mature in August 2009 and May 2011. Under the terms of the interest rate swap transactions, the Company receives interest payments based on rolling one-month EURIBOR and LIBOR terms and pays fixed interest rates ranging from 5.97% to 8.16%. The Company’s disclosures on derivatives and fair value are contained in Note 1 – Derivative and Hedging Activities and Fair Value Measurements.

Netherlands Financing

In February 2008, as a result of the Virtu Acquisition, a wholly-owned subsidiary of the Company assumed senior credit facilities totaling approximately 5,500,000 Euros (the "Netherlands Financing"), which are callable by the lender and bear interest at a floating rate (three month EURIBOR plus 1.25%). As of September 30, 2008, a total of 4,319,000 Euros, or approximately $6,087,000, was outstanding under the Netherlands Financing with an approximate blended interest rate of 6.53% per annum. The Netherlands Financing is collateralized by substantially all of the Company’s operations in the Netherlands. The Netherlands Financing contains several financial covenants, which must be complied with on an annual basis. The Company's wholly-owned subsidiary in the Netherlands was not in compliance with the December 31, 2007 financial covenants; however, in April 2008, the Company obtained a waiver from the lender for such non-compliance.  Although the Netherlands Financing has a payment schedule with a final payment date in January 2016, as of September 30, 2008, the Company had reflected the total amount outstanding under the Netherlands Financing as a current liability within the current portion of mortgage and loans payable on the accompanying balance sheet as it is not currently a committed facility.

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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Maturities

Combined aggregate maturities for the Company’s various debt facilities and other financing obligations as of September 30, 2008 were as follows (in thousands):

	Convertible debt (1)		Mortgage and loans payable (1)		Capital lease and other financing obligations (2)	Total

2008 (three months remaining)	$	―	$13,784		$2,943	$16,727
2009		32,250	40,484		11,879	84,613
2010		―	149,378	(3)	11,930	161,308
2011		―	37,854		12,039	49,893
2012		250,000	25,380		11,729	287,109
2013 and thereafter		395,986	149,478		111,717	657,181
		678,236	416,358		162,237	1,256,831
Less amount representing interest		―	―		(73,516)	(73,516)
Plus amount representing residual property value		―	―		10,360	10,360
		678,236	416,358		99,081	1,193,675
Less current portion of principal		(32,250)	(41,486)		(3,986)	(77,722)
		$645,986	$374,872		$95,095	$1,115,953
__________________________

(1)	Represents principal only.

(2)	Represents principal and interest in accordance with minimum lease payments.

(3)
The loan payable under the Chicago IBX Financing has a maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions.

13. Commitments and Contingencies

Legal Matters

On July 30, 2001 and August 8, 2001, putative shareholder class action lawsuits were filed against the Company, certain of its officers and directors (the “Individual Defendants”), and several investment banks that were underwriters of the Company’s initial public offering (the “Underwriter Defendants”). The cases were filed in the United States District Court for the Southern District of New York.  Similar lawsuits were filed against approximately 300 other issuers and related parties. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 against the Company and the Individual Defendants. The plaintiffs have since dismissed the Individual Defendants without prejudice. The suits allege that the Underwriter Defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. On February 19, 2003, the Court dismissed the Section 10(b) claim against the Company, but denied the motion to dismiss the Section 11 claim. On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six “focus” cases, which are intended to serve as test cases. Plaintiffs selected these six cases, which do not include Equinix. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by plaintiffs, but noted that plaintiffs could ask the district court to certify more narrow classes than those that were rejected. On August 14, 2007, plaintiffs filed amended complaints in the six focus cases.  On September 27, 2007, plaintiffs moved to certify a class in the six focus cases.  On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases moved to dismiss the amended complaints against them.  On March 26, 2008, the district court dismissed the Section 11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied.  On October 10, 2008, at the request of the plaintiffs, plaintiffs’ motion for class certification was withdrawn, without prejudice.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On June 29, 2006 and September 18, 2006, shareholder derivative actions were filed in the Superior Court of the State of California, County of San Mateo, naming Equinix as a nominal defendant and several of Equinix’s current and former officers and directors as individual defendants. These actions were consolidated, and the consolidated complaint was filed in January 2007. In March 2007, the state court stayed this action in deference to a federal shareholder derivative action filed in the United States District Court for the Northern District of California in October 2006. The federal action named Equinix as a nominal defendant and several current and former officers and directors as individual defendants. This complaint alleged that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of purported backdating of stock options, insider trading and the dissemination of false statements. On April 12, 2007, the federal action was voluntarily dismissed without prejudice pursuant to a joint stipulation entered as an order by the court. On May 3, 2007, the state court lifted the stay on proceedings in the state court action. On March 3, 2008, the state court plaintiff filed a second amended consolidated complaint after the court granted two motions to dismiss prior complaints with leave to amend. The second amended consolidated complaint alleged that the individual defendants breached their fiduciary duties and violated California securities law as a result of purported backdating of stock option grants, insider trading and the dissemination of false financial statements. The second amended consolidated complaint sought to recover, on behalf of Equinix, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, restitution and fees and costs. On July 8, 2008, the state court granted the Company’s motion to dismiss the second amended consolidated complaint without leave to amend and entered a final judgment dismissing the action and all claims asserted therein in their entirety without leave to amend. The time for the state court plaintiff to appeal the judgment expired on September 9, 2008.

On August 22, 2008, a complaint was filed against the Company, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawaii, and arises out of December 2002 agreements pursuant to which the Company merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the internet exchange services business of the Company. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana's majority shareholders, officers and directors, with the alleged assistance of the Company and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725,000,000 value of the Company held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which adds new plaintiffs (other alleged holders of Pihana common stock) but is otherwise substantially similar to the original pleading, was filed on September 29, 2008. On October 13, 2008, a complaint was filed by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. The Company believes that plaintiffs’ claims and alleged damages are without merit and it intends to defend the litigation vigorously.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

The Company believes that while an unfavorable outcome to these litigations is reasonably possible, a range of potential loss cannot be determined at this time.  As a result, the Company has not accrued for any amounts in connection with these legal matters as of September 30, 2008.  The Company and its officers and directors intend to continue to defend the actions vigorously.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of September 30, 2008, the Company was contractually committed for $156,625,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of September 30, 2008, such as commitments to purchase power in select locations, primarily in the U.S., Australia, Germany, Singapore and the United Kingdom, through the remainder of 2008 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2008 and thereafter. Such other miscellaneous purchase commitments totaled $73,154,000 as of September 30, 2008.

14. Other Comprehensive Income and Loss

The components of other comprehensive income and loss are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net income	$7,389	$4,124	$15,039	$885
Unrealized gain (loss) on available for sale securities	(717)	271	(964)	269
Unrealized loss on interest rate swaps	(3,584)	—	(2,345)	—
Foreign currency translation gain (loss)	(64,097)	6,732	(57,361)	6,634
Comprehensive income (loss)	$(61,009)	$11,127	$(45,631)	$7,788

During the three months ended September 30, 2008, the U.S. dollar strengthened relative to certain of the currencies of the foreign countries in which the Company operates.  This has significantly impacted the Company’s consolidated financial position (as evidenced above in the Company’s foreign currency translation losses), as well as its consolidated results of operations as amounts in foreign currencies are generally translating into less U.S. dollars. To the extent the U.S. dollar strengthens further, this will continue to have a significant impact to the Company’s consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.

There were no significant tax effects on comprehensive income for the three and nine months ended September 30, 2008 and 2007.

15. Segment Information

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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

       While the Company believes it operates in one reporting segment, the Company nonetheless provides the following geographic disclosures (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2008	2007		2008		2007
Total revenues:
United States	$114,859	$83,685		$321,302		$234,461
Asia-Pacific	21,579	14,643		60,356		40,813
Europe	47,297	5,454		132,339		5,454
	$183,735	$103,782		$513,997		$280,728

Total depreciation and amortization:
United States	$26,898	$19,426		$73,987		$57,868
Asia-Pacific	4,355	2,521		12,298		5,812
Europe	10,340	1,311		29,061		1,311
	$41,593	$23,258		$115,346		$64,991

Income (loss) from operations:
United States	$16,252	$6,386		$44,840		$8,000
Asia-Pacific	2,119	312		3,932		1,951
Europe	3,164	(619)		69		(619)
	$21,535	$6,079		$48,841		$9,332

Capital expenditures:
United States	$36,971	$141,749		$129,852		$378,272
Asia-Pacific	33,021	9,445		75,232		35,350
Europe	25,453	544,446	(1)	123,703	(2)	544,446	(1)
	$95,445	$695,640		$328,787		$958,068
__________________________

(1)	Includes the purchase price for IXEurope Acquisition, net of cash acquired, totaling $541,792,000.

(2)	Includes the purchase price for Virtu Acquisition, net of cash acquired, totaling $23,241,000.

The Company’s long-lived assets are located in the following geographic areas (in thousands):

	September 30, 2008	December 31, 2007

United States	$1,062,568	$959,637
Asia-Pacific	155,128	91,478
Europe	731,585	703,992
	$1,949,281	$1,755,107

For information on the Company’s goodwill, refer to “Goodwill and Other Intangible Assets” in Note 1.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue information on a services basis is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Colocation	$141,938	$75,282	$396,261	$200,682
Interconnection	24,357	18,798	69,897	53,171
Managed infrastructure	6,968	4,830	20,301	13,214
Rental	254	378	812	1,011
Recurring revenues	173,517	99,288	487,271	268,078
Non-recurring revenues	10,218	4,494	26,726	12,650
	$183,735	$103,782	$513,997	$280,728

No single customer accounted for 10% or greater of the Company’s revenues for the three and nine months ended September 30, 2008 and 2007. No single customer accounted for 10% or greater of the Company’s gross accounts receivable as of September 30, 2008 and December 31, 2007.

16. Restructuring Charges

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

A summary of the movement in the 2004 accrued restructuring charges from December 31, 2007 to September 30, 2008 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2007	Accretion expense	Restructuring charge adjustment	Cash payments	Accrued restructuring charge as of September 30, 2008

Estimated lease exit costs	$12,140	$563	$799	$(2,034)	$11,468
	12,140	$563	$799	$(2,034)	11,468
Less current portion	(3,973)				(3,172)
	$8,167				$8,296

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company recorded an additional restructuring charge of $799,000 as a result of revised sublease assumptions on one of these two excess space leases as new information became available during the three months ended September 30, 2008. As the Company currently has no plans to enter into lease terminations with either of the landlords associated with these two excess space leases, the Company has reflected its accrued restructuring liability as both a current and non-current liability. The Company reports accrued restructuring charges within other current liabilities and deferred rent and other liabilities on the accompanying condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007. The Company is contractually committed to these two excess space leases through 2015.

17. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141, “Business Combinations.” SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired or a gain from a bargain purchase. SFAS 141R also determines disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of a fiscal year that begins on or after December 15, 2008 and there are also implications for acquisitions that occur prior to this date. The Company is currently evaluating the impact that the adoption of SFAS No. 141 (R) will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends ARB 51, Consolidated Financial Statements, and requires all entities to report non-controlling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS 160 also requires any acquisitions or dispositions of non-controlling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. As of September 30, 2008, all of the Company’s subsidiaries were wholly-owned. As a result, SFAS 160 is not presently expected to impact the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and, thereby, improves the transparency of financial reporting. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 161 will have on its financial statement disclosures.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life or recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact that the adoption of FSP FAS 142-3 will have on its financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact that the adoption of FSP APB 14-1 will have on its financial statements. The Company believes that FSP APB 14-1 will have a significant impact to the amount of interest expense the Company records commencing with the first quarter of 2009.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. Subsequent Events

In October 2008, the Company received additional advances totaling approximately 3,200,000 British pounds, or approximately $5,600,000, under the European Financing with an approximate blended interest rate of 6.97% per annum. As a result, the remaining amount available to borrow under the European Financing totals approximately 6,400,000 British pounds or approximately $11,400,000.

In October 2008, the Company received additional advances totaling approximately 56,550,000 Hong Kong dollars, or approximately $7,300,000, under the Asia-Pacific Financing with an approximate interest rate of 5.48% per annum. As a result, the remaining amount available to borrow under the Asia-Pacific Financing totals approximately $16,350,000.

In October 2008, an indirect wholly-owned subsidiary of the Company entered into an agreement for lease for property and a warehouse building located in a suburb of London, England (the “Agreement for Lease”).  The Agreement for Lease provides for the completion of certain works within a specified time frame and the entry into a definitive lease (the “Lease”) upon the completion of those works.  The Lease will have a term of 20 years, with an option to terminate on the part of the tenant after 15 years upon six months’ prior notice, and a total cumulative rent obligation of approximately $41,607,000 over the first 15 years of the Lease.  On the fifteenth anniversary of the Lease, the rent can be reviewed and adjusted to market rents, as set out in the Lease.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘expects,’’ ‘‘intends’’ and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Liquidity and Capital Resources’’ below and ‘‘Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. All forward-looking statements in this document are based on information available to us as of the date of this Report and we assume no obligation to update any such forward-looking statements.

Overview

Equinix provides network neutral colocation, interconnection and managed services to enterprises, content companies, systems integrators and the world’s largest network providers. On September 14, 2007, we completed the acquisition of IXEurope Plc, or IXEurope, headquartered in London, U.K., whereby IXEurope became our wholly-owned subsidiary. We refer to this transaction as the IXEurope acquisition. On February 5, 2008, we completed the acquisition of Virtu Secure Webservices B.V., or Virtu, based in the Netherlands, whereby Virtu became our wholly-owned subsidiary. We refer to this transaction as the Virtu acquisition. Virtu, a similar business to ours, operated network neutral data centers in the Netherlands, and the Virtu acquisition supplements our existing European operations. As of September 30, 2008, we operate IBX centers in the Chicago, Dallas, Los Angeles, New York, Silicon Valley and Washington, D.C. metro areas in the United States, Australia, Hong Kong, Japan and Singapore in the Asia-Pacific region, and France, Germany, the Netherlands, Switzerland and the United Kingdom in the Europe region.

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

On a consolidated basis, and excluding customers acquired in the Virtu acquisition, our customer count increased to 2,203 as of September 30, 2008 versus 1,881 as of December 30, 2007, an increase of 17%. Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available taking into account power limitations. Excluding the impact of the IXEurope and the Virtu acquisitions, our utilization rate increased to 78% as of September 30, 2008 versus 73% as of December 31, 2007; however, further excluding the impact of our IBX center expansion projects that have opened during the last 12 months, our utilization rate would have been 89% as of September 30, 2008. Our utilization rate varies from market to market among our IBX centers in our markets across the U.S., Asia-Pacific and Europe. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis.  As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of draw our customers take from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX centers to support power and cooling needs twice that of previous IBX centers. We could face power limitations in our centers even though we may have additional physical cabinet capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

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

The largest cost components of our cost of revenues are depreciation, rental payments related to our leased IBX centers, utility costs, including electricity and bandwidth, IBX employees’ salaries and benefits, including stock-based compensation, repairs and maintenance, supplies and equipment and security services. A substantial majority of our cost of revenues is fixed in nature and should not vary significantly from period to period, unless we add or open new IBX centers. However, there are certain costs which are considered more variable in nature, including utilities and supplies that are directly related to growth in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will increase in the future on a per-unit or fixed basis in addition to the variable increase related to the growth of consumption by the customer.  In addition, the cost of electricity is generally higher in the summer months as compared to other times of the year.

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

Due to our recurring revenue model and a cost structure which has a large base that is fixed in nature and does not grow in proportion to revenue growth, we expect our cost of revenues, sales and marketing expenses and general and administrative expenses to decline as a percentage of revenue over time, although we expect each of them to grow in absolute dollars in connection to our growth. This is evident in the trends noted below in our discussion on our results of operations.

Critical Accounting Policies and Estimates

Equinix's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management's application of accounting policies. On an on-going basis, management evaluates its estimates and judgments. Critical accounting policies for Equinix that affect our more significant judgment and estimates used in the preparation of our condensed consolidated financial statements include accounting for business combinations, accounting for stock-based compensation, accounting for income taxes and accounting for restructuring charges, which are discussed in more detail under the caption "Critical Accounting Policies and Estimates" in our 2007 Annual Report on Form 10-K.

Results of Operations

Our results of operations for the three and nine months ended September 30, 2007 include the operations of IXEurope from September 14 to September 30, 2007, but do not include the operations of Virtu, as the Virtu acquisition closed on February 5, 2008. Our results of operations for the nine months ended September 30, 2008 include the operations of Virtu from February 5, 2008 to September 30, 2008.

Three Months Ended September 30, 2008 and 2007

Revenues.    Our revenues for the three months ended September 30, 2008 and 2007 were split between the following revenue classifications and geographic regions (dollars in thousands):

	Three months ended September 30,				Change
	2008	%	2007	%	$	%
U.S:
Recurring revenues	$109,422	60%	$80,583	78%	$28,839	36%
Non-recurring revenues	5,437	3%	3,102	3%	2,335	75%
	114,859	63%	83,685	81%	31,174	37%
Asia-Pacific:
Recurring revenues	19,921	11%	13,525	13%	6,396	47%
Non-recurring revenues	1,658	1%	1,118	1%	540	48%
	21,579	12%	14,643	14%	6,936	47%
Europe:
Recurring revenues	44,174	24%	5,180	5%	38,994	753%
Non-recurring revenues	3,123	1%	274	0%	2,849	1040%
	47,297	25%	5,454	5%	41,843	767%
Total:
Recurring revenues	173,517	95%	99,288	96%	74,229	75%
Non-recurring revenues	10,218	5%	4,494	4%	5,724	127%
	$183,735	100%	$103,782	100%	$79,953	77%

U.S. Revenues.  The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers acquired during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers, as well as selective price increases in each of our IBX markets. During the three months ended September 30, 2008, we recorded $10.1 million of incremental revenues not generated during the same period of last year associated with our newly opened IBX centers or IBX center expansions in the Chicago, New York, and Washington, D.C. metro areas and with additional expansion activity currently taking place in the Los Angeles and New York metro areas. We expect our U.S. recurring revenues, particularly from colocation and interconnection services, to remain our most significant source of revenue for the foreseeable future.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in this region, represented approximately 38% of the regional revenues for both the three months ended September 30, 2008 and 2007. As in the U.S., Asia-Pacific revenue growth was due to an increase in orders from both our existing customers and new customers acquired during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers, as well as selective price increases in each of our IBX markets. During the three months ended September 30, 2008, we recorded $3.7 million of incremental revenues not generated during the same period of last year associated with our new IBX center in Tokyo, which we acquired in December 2006, and from our IBX center expansions in Hong Kong and Singapore. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of our recently-opened IBX center expansions in the Hong Kong, Singapore and Tokyo metro areas and additional expansion activity currently taking place in the Singapore and Sydney metro areas.

Europe Revenues.  Our revenues from the United Kingdom, the largest revenue contributor in this region, represented approximately 37% of the regional revenues for the three months ended September 30, 2008. We expect our Europe revenues to grow in future periods, as a result of our recently-opened IBX center expansions in the Amsterdam, Frankfurt, London and Paris metro areas and additional expansion activity currently taking place in the Amsterdam, London and Paris metro areas.

Cost of Revenues.  Our cost of revenues for the three months ended September 30, 2008 and 2007 were split between the following geographic regions (dollars in thousands):

	Three months ended September 30,				Change
	2008	%	2007	%	$	%

U.S.	$63,790	58%	$49,695	79%	$14,095	28%
Asia-Pacific	13,346	12%	9,165	15%	4,181	46%
Europe	32,727	30%	4,031	6%	28,696	712%
Total	$109,863	100%	$62,891	100%	$46,972	75%

	Three months ended September 30,
	2008	2007
Cost of revenues as a percentage of revenues:
U.S.	56%	59%
Asia-Pacific	62%	63%
Europe	69%	74%
Total	60%	61%

U.S. Cost of Revenues.  U.S. cost of revenues for the three months ended September 30, 2008 and 2007 included $24.9 million and $17.5 million, respectively, of depreciation expense. Growth in depreciation expense was due to our IBX center expansion activity. Excluding depreciation expense, the increase in U.S. cost of revenues was primarily due to overall growth related to our revenue growth and costs associated with our expansion projects, including higher compensation costs and an increase in utility costs in line with increasing customer installations. We anticipate that our U.S. cost of revenues will continue to increase in the foreseeable future to the extent that the occupancy levels in our U.S. IBX centers increase and as our newly-opened IBX centers or IBX center expansions in the Chicago, New York, Silicon Valley and Washington, D.C. metro areas commence operations more fully during the remainder of 2008 and from our additional expansion activity currently taking place in the Los Angeles and New York metro areas. We expect U.S. cost of revenues to increase as we continue to grow our business; however, as a percentage of revenues, we expect it to decrease although this trend may periodically be impacted when a large expansion project opens and before it starts generating any meaningful revenue.

Asia-Pacific Cost of Revenues.  Asia-Pacific cost of revenues for the three months ended September 30, 2008 and 2007 included $4.2 million and $2.5 million, respectively, of depreciation expense. Growth in depreciation expense was due to our IBX center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in connection with revenue growth, such as increasing utility and bandwidth costs in line with increasing customer installations and revenues attributed to customer growth, as well as additional rent expense associated with new leases in connection with the Hong Kong and Singapore expansion projects. We anticipate that our Asia-Pacific cost of revenues will increase in the foreseeable future in connection with overall revenue growth and from our additional expansion activity currently taking place in the Singapore and Sydney metro areas. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business; however, as a percentage of revenues, we expect it to decrease although this trend may periodically be impacted when a large expansion project opens and before it starts generating any meaningful revenue.

Europe Cost of Revenues. Europe cost of revenues for the three months ended September 30, 2008 and 2007 included $8.3 million and $981,000, respectively, of depreciation expense. We anticipate our Europe cost of revenues will increase in future periods, both as we sell out the available space in our existing data centers and as our newly-opened IBX centers or IBX center expansions in the Amsterdam, Frankfurt, London and Paris metro areas commence operations more fully during the remainder of 2008 and from our additional expansion activity currently taking place in the Amsterdam, London and Paris metro area markets. We expect Europe cost of revenues to increase as we continue to grow our business; however, as a percentage of revenues, we expect it to decrease although this trend may periodically be impacted when a large expansion project opens and before it starts generating any meaningful revenue.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended September 30, 2008 and 2007 were split between the following geographic regions (dollars in thousands):

	Three months ended September 30,				Change
	2008	%	2007	%	$	%

U.S.	$9,628	60%	$7,454	77%	$2,174	29%
Asia-Pacific	2,200	14%	1,478	15%	722	49%
Europe	4,181	26%	698	8%	3,483	499%
Total	$16,009	100%	$9,630	100%	$6,379	66%

	Three months ended September 30,
	2008	2007
Sales and marketing expenses as a percentage of revenues:
U.S.	8%	9%
Asia-Pacific	10%	10%
Europe	9%	13%
Total	9%	9%

U.S. Sales and Marketing Expenses.  The increase in U.S. sales and marketing expenses was primarily due to increased sales compensation as a result of revenue growth and expenditures related to our branding initiatives. We expect U.S. sales and marketing expenses to increase as we continue to grow our business and invest further in various branding initiatives; however, as a percentage of revenues, we expect them to decrease.

Asia-Pacific Sales and Marketing Expenses. The increase in Asia-Pacific sales and marketing expenses was primarily due to sales compensation, including stock-based compensation, as a result of revenue growth. We expect Asia-Pacific sales and marketing expenses to increase as we continue to grow our business; however, as a percentage of revenues, we expect them to decrease.

Europe Sales and Marketing Expenses.  We expect Europe sales and marketing expenses to increase as we continue to grow our business; however, as a percentage of revenues, we expect them to decrease.

General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2008 and 2007 were split between the following geographic regions (dollars in thousands):

	Three months ended September 30,				Change
	2008	%	2007	%	$	%

U.S.	$24,390	69%	$20,150	80%	$4,240	21%
Asia-Pacific	3,914	11%	3,688	15%	226	6%
Europe	7,225	20%	1,344	5%	5,881	438%
Total	$35,529	100%	$25,182	100%	$10,347	41%

	Three months ended September 30,
	2008	2007
General and administrative expenses as a percentage of revenues:
U.S.	21%	24%
Asia-Pacific	18%	25%
Europe	15%	25%
Total	19%	24%

U.S. General and Administrative Expenses.  The increase in U.S. general and administrative expenses was primarily due to higher compensation costs, including stock-based compensation, and headcount growth (254 U.S. general and administrative employees as of September 30, 2008 versus 218 as of September 30, 2007), and an increase in professional fees related to various consulting projects to support our growth. Going forward, we expect U.S. general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we expect them to decrease.

Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses were relatively flat period over period. However, going forward, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we expect them to decrease.

Europe General and Administrative Expenses. Our Europe general and administrative expenses are expected to increase in future periods as we continue to scale our operations to support our growth and in connection with various integration initiatives related to investments in systems and internal control compliance; however, as a percentage of revenues, we expect them to decrease.

Restructuring Charges.  During the three months ended September 30, 2008, we recorded a restructuring charge adjustment of $799,000 from revised sublease assumptions for our excess space lease in the Los Angeles metro area as a result of new information becoming available in the quarter. The original restructuring charge for this lease, along with one other lease in the New York metro area, was recorded in the fourth quarter of 2004 and totaled $17.7 million. We are contractually committed to these two excess space leases through 2015. During the three months ended September 30, 2007 no restructuring charges were recorded.

Interest Income. Interest income decreased to $441,000 for the three months ended September 30, 2008 from $3.3 million for the three months ended September 30, 2007. Interest income decreased primarily due to realized losses from our investment portfolio including a $1.5 million loss on one of our money market accounts as more fully described in Note 5 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, as well as from lower yields on invested balances. The average yield for the three months ended September 30, 2008 was 2.23% versus 5.22% for the three months ended September 30, 2007. We expect our interest income to decrease for the foreseeable future due primarily to lower yields on our investment portfolio.

Interest Expense.  Interest expense increased to $13.9 million for the three months ended September 30, 2008 from $5.7 million for the three months ended September 30, 2007. The increase in interest expense was primarily due to new financings entered into during 2007 and 2008 consisting of (i) our $110.0 million Chicago IBX financing, which was drawn down during the construction period of the Chicago metro area IBX expansion project, with an approximate interest rate of 5.25% per annum; (ii) our approximately $89.1 million Asia-Pacific financing, of which approximately $65.4 million was outstanding as of September 30, 2008 with an approximate blended interest rate of 4.28% per annum; (iii) our $396.0 million 3.00% convertible subordinated notes offering in September 2007; (iv) our approximately $163.0 million European financing, of which approximately $127.9 million was outstanding as of September 30, 2008 with an approximate blended interest rate of 7.78% per annum and (v) our Netherlands financing of approximately $6.1 million, acquired as a result of the Virtu acquisition, with an approximate blended interest rate of 6.53% per annum. During the three months ended September 30, 2008 and 2007, we capitalized $1.4 million and $3.0 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we fully utilize or recognize the full impact of our existing financings to fund our expansion efforts and as we complete expansion efforts and cease to capitalize interest expense.

Other Income (Expense). For the three months ended September 30, 2008, we recorded $520,000 of other expense, primarily attributable to foreign currency exchange losses during the period. For the three months ended September 30, 2007, we recorded $3.2 million of other income, primarily due to foreign currency exchange gains including a foreign exchange gain of $1.5 million as a result of hedging a portion of the IXEurope acquisition purchase price with forward contracts.

Income Taxes.  For the three months ended September 30, 2008 and 2007, we recorded $187,000 and $215,000, respectively, of income tax expense. The tax expense recorded in both the three months ended September 30, 2008 and 2007 was primarily attributable to our foreign operations. We have not incurred any significant cash income tax expense since inception and we do not expect to incur any significant cash income tax expense during the remainder of 2008.

Nine Months Ended September 30, 2008 and 2007

Revenues.    Our revenues for the nine months ended September 30, 2008 and 2007 were split between the following revenue classifications and geographic regions (dollars in thousands):

	Nine months ended September 30,				Change
	2008	%	2007	%	$	%
U.S:
Recurring revenues	$308,319	60%	$225,379	80%	$82,940	37%
Non-recurring revenues	12,983	3%	9,082	4%	3,901	43%
	321,302	63%	234,461	84%	86,841	37%
Asia-Pacific:
Recurring revenues	55,587	11%	37,519	13%	18,068	48%
Non-recurring revenues	4,769	1%	3,294	1%	1,475	45%
	60,356	12%	40,813	14%	19,543	48%
Europe:
Recurring revenues	123,365	24%	5,180	2%	118,185	2282%
Non-recurring revenues	8,974	1%	274	0%	8,700	3175%
	132,339	25%	5,454	2%	126,885	2326%
Total:
Recurring revenues	487,271	95%	268,078	95%	219,193	82%
Non-recurring revenues	26,726	5%	12,650	5%	14,076	111%
	$513,997	100%	$280,728	100%	$233,269	83%

       U.S. Revenues.  The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers acquired during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers, as well as selective price increases in each of our IBX markets. During the nine months ended September 30, 2008, we recorded $26.3 million of incremental revenues not generated during the same period of last year associated with our newly opened IBX centers or IBX center expansions in the Chicago, New York, Silicon Valley and Washington, D.C. metro areas and with additional expansion activity currently taking place in the Los Angeles and New York metro areas. We expect our U.S. recurring revenues, particularly from colocation and interconnection services, to remain our most significant source of revenue for the foreseeable future.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in this region, represented approximately 36% of the regional revenues for both the nine months ended September 30, 2008 and 2007. As in the U.S., Asia-Pacific revenue growth was due to an increase in orders from both our existing customers and new customers acquired during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers, as well as selective price increases in each of our IBX markets. During the nine months ended September 30, 2008, we recorded $9.0 million of incremental revenues not generated during the same period of last year associated with our new IBX center in Tokyo, which we acquired in December 2006, and from our IBX center expansions in Hong Kong and Singapore. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of our recently-opened IBX center expansions in the Hong Kong, Singapore and Tokyo metro areas and additional expansion activity currently taking place in the Singapore and Sydney metro areas.

Europe Revenues.  Our revenues from the United Kingdom, the largest revenue contributor in this region, represented approximately 39% of the regional revenues for the nine months ended September 30, 2008. We expect our Europe revenues to grow in future periods, as a result of our recently-opened IBX center expansions in the Amsterdam, Frankfurt, London and Paris metro areas and additional expansion activity currently taking place in the Amsterdam, London and Paris metro areas.

Cost of Revenues. Our cost of revenues for nine months ended September 30, 2008 and 2007 were split between the following geographic regions (dollars in thousands):

	Nine months ended September 30,				Change
	2008	%	2007	%	$	%

U.S.	$175,625	57%	$143,123	84%	$32,502	23%
Asia-Pacific	38,124	12%	24,111	14%	14,013	58%
Europe	92,608	31%	4,031	2%	88,577	2197%
Total	$306,357	100%	$171,265	100%	$135,092	79%

	Nine months ended September 30,
	2008	2007
Cost of revenues as a percentage of revenues:
U.S.	55%	61%
Asia-Pacific	63%	59%
Europe	70%	74%
Total	60%	61%

U.S. Cost of Revenues.  U.S. cost of revenues for the nine months ended September 30, 2008 included $67.6 million of depreciation expense and $2.6 million of stock-based compensation expense. U.S. cost of revenues for the nine months ended September 30, 2007 included $53.0 million of depreciation expense and $2.6 million of stock-based compensation expense. Growth in depreciation expense was due to our IBX center expansion activity. Excluding depreciation expense, the increase in U.S. cost of revenues was primarily due to overall growth related to our revenue growth and costs associated with our expansion projects, including higher compensation costs and an increase in utility costs in line with increasing customer installations. We anticipate that our U.S. cost of revenues will continue to increase in the foreseeable future to the extent that the occupancy levels in our U.S. IBX centers increase and as our newly-opened IBX centers or IBX center expansions in the Chicago, New York, Silicon Valley and Washington, D.C. metro areas commence operations more fully during the remainder of 2008 and from our additional expansion activity currently taking place in the Los Angeles and New York metro areas. We expect U.S. cost of revenues to increase as we continue to grow our business; however, as a percentage of revenues, we expect it to decrease although this trend may periodically be impacted when a large expansion project opens and before it starts generating any meaningful revenue.

Asia-Pacific Cost of Revenues.  Asia-Pacific cost of revenues for the nine months ended September 30, 2008 and 2007 included $11.9 million and $5.7 million, respectively, of depreciation expense. Growth in depreciation expense was due to our IBX center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in connection with revenue growth, such as increasing utility and bandwidth costs in line with increasing customer installations and revenues attributed to customer growth, as well as additional rent expense associated with new leases in connection with the Hong Kong and Singapore expansion projects. We anticipate that our Asia-Pacific cost of revenues will increase in the foreseeable future in connection with overall revenue growth and our additional expansion activity currently taking place in the Singapore and Sydney metro areas. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business; however, as a percentage of revenues, we expect it to decrease although this trend may periodically be impacted when a large expansion project opens and before it starts generating any meaningful revenue.

Europe Cost of Revenues. Europe cost of revenues for the nine months ended September 30, 2008 included $23.1 million of depreciation expense. We anticipate our Europe cost of revenues will increase in future periods, as we sell out the available space in our existing data centers, as our newly-opened IBX centers or IBX center expansions in the Amsterdam, Frankfurt, London and Paris metro areas commence operations more fully during the remainder of 2008 and from our additional expansion activity currently taking place in the Amsterdam, London and Paris metro area markets. We expect Europe cost of revenues to increase as we continue to grow our business; however, as a percentage of revenues, we expect it to decrease although this trend may periodically be impacted when a large expansion project opens and before it starts generating any meaningful revenue.

Sales and Marketing Expenses. Our sales and marketing expenses for the nine months ended September 30, 2008 and 2007 were split between the following geographic regions (dollars in thousands):

	Nine months ended September 30,				Change
	2008	%	2007	%	$	%

U.S.	$26,799	57%	$22,434	81%	$4,365	19%
Asia-Pacific	6,490	14%	4,470	16%	2,020	45%
Europe	13,361	29%	698	3%	12,663	1814%
Total	$46,650	100%	$27,602	100%	$19,048	69%

	Nine months ended September 30,
	2008	2007
Sales and marketing expenses as a percentage of revenues:
U.S.	8%	10%
Asia-Pacific	11%	11%
Europe	10%	13%
Total	9%	10%

U.S. Sales and Marketing Expenses.  The increase in U.S. sales and marketing expenses was primarily due to increased sales compensation costs as a result of revenue growth and expenditures related to our branding initiatives. We expect U.S. sales and marketing expenses to increase as we continue to grow our business and invest further in various branding initiatives; however, as a percentage of revenues, we expect them to decrease.

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

General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2008 and 2007 were split between the following geographic regions (dollars in thousands):

	Nine months ended September 30,				Change
	2008	%	2007	%	$	%

U.S.	$73,239	66%	$60,497	84%	$12,742	21%
Asia-Pacific	11,810	11%	10,281	14%	1,529	15%
Europe	26,301	23%	1,344	2%	24,957	1857%
Total	$111,350	100%	$72,122	100%	$39,228	54%

	Nine months ended September 30,
	2008	2007
General and administrative expenses as a percentage of revenues:
U.S.	23%	26%
Asia-Pacific	20%	25%
Europe	20%	25%
Total	22%	26%

U.S. General and Administrative Expenses.  Excluding depreciation expense, the increase in U.S. general and administrative expenses was primarily due to higher compensation costs, including general salary increases, benefits, stock-based compensation and headcount growth (254 U.S. general and administrative employees as of September 30, 2008 versus 218 as of September 30, 2007), an increase in depreciation as a result of our investment in systems and an increase in professional fees related to various consulting projects to support our growth. Going forward, we expect U.S. general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we expect them to decrease.

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

Restructuring Charges.  During the nine months ended September 30, 2008 and 2007, we recorded a restructuring charge adjustment of $799,000 and $407,000, respectively, from revised sublease assumptions for our excess space lease in the Los Angeles metro area as a result of new information becoming available in the quarter. The original restructuring charge for this lease, along with one other lease in the New York metro area, was recorded in the fourth quarter of 2004 and totaled $17.7 million. We are contractually committed to these two excess space leases through 2015.

Interest Income. Interest income decreased to $6.3 million for the nine months ended September 30, 2008 from $10.3 million for the nine months ended September 30, 2007. Interest income decreased primarily due to realized losses from our investment portfolio including a $1.5 million loss on one of our money market accounts as more fully described in Note 5 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, as well as from lower yields on invested balances. The average yield for the nine months ended September 30, 2008 was 3.0% versus 5.22% for the nine months ended September 30, 2007. We expect our interest income to decrease for the foreseeable future due primarily to lower yields on our investment portfolio.

Interest Expense.  Interest expense increased to $40.3 million for the nine months ended September 30, 2008 from $15.2 million for the nine months ended September 30, 2007. The increase in interest expense was primarily due to new financings entered into during 2007 and 2008 consisting of (i) our $110.0 million Chicago IBX financing, which was drawn down during the construction period of the Chicago metro area IBX expansion project,  with an approximate interest rate of 5.25% per annum; (ii) our $250.0 million 2.50% convertible subordinated notes offering in March 2007; (iii) our approximately $89.1 million Asia-Pacific financing, of which approximately $65.4 million was outstanding as of September 30, 2008 with an approximate blended interest rate of 4.28% per annum; (iv) our $396.0 million 3.00% convertible subordinated notes offering in September 2007; (v) our approximately $163.0 million European financing, of which approximately $127.9 million was outstanding as of September 30, 2008 with an approximate blended interest rate of 7.78% per annum and (vi) our Netherlands financing of approximately $6.1 million, acquired as a result of the Virtu acquisition, with an approximate blended interest rate of 6.53% per annum. During the nine months ended September 30, 2008 and 2007, we capitalized $4.6 million and $6.1 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we fully utilize or recognize the full impact of our existing financings to fund our expansion efforts and as we complete expansion efforts and cease to capitalize interest expense.

Other Income. For the nine months ended September 30, 2008, we recorded $602,000 of other income, primarily attributable to foreign currency exchange gains during the period. For the nine months ended September 30, 2007, we recorded $3.2 million of other income, primarily due to foreign currency exchange gains including a foreign exchange gain of $1.5 million as a result of hedging a portion of the IXEurope acquisition purchase price with forward contracts.

Loss on Conversion and Extinguishment of Debt.  During the three months ended March 31, 2007, we retired $54.0 million of our convertible subordinated debentures in exchange for approximately 1.4 million newly issued shares of our common stock. As a result, we recorded a $3.4 million loss on debt conversion in accordance with FASB No. 84, “Induced Conversions of Convertible Debt,” due to the inducement fee. In addition, in September 2007, a senior bridge loan was terminated unused and, as a result, we recorded a $2.5 million loss on debt extinguishment reflecting the immediate write-off of debt issuance costs previously capitalized to secure the senior bridge loan. Therefore, during the nine months ended September 30, 2007, we recognized a total of $5.9 million of loss on debt conversion and extinguishment. During the nine months ended September 30, 2008 there were no similar transactions.

Income Taxes.  For the nine months ended September 30, 2008 and 2007, we recorded $400,000 and $766,000, respectively, of income tax expense. The tax provision recorded in both the nine months ended September 30, 2008 and 2007 was primarily attributable to our foreign operations. We have not incurred any significant cash income tax expense since inception and we do not expect to incur any significant cash income tax expense during the remainder of 2008.

Liquidity and Capital Resources

As of September 30, 2008, our total indebtedness was comprised of (i) convertible debt totaling $678.2 million from our convertible subordinated debentures, our 2.50% convertible subordinated notes and our 3.00% convertible subordinated notes and (ii) non-convertible debt and financing obligations totaling $515.5 million from our Washington D.C. metro area IBX capital lease, San Jose IBX equipment and fiber financing, Chicago IBX equipment financing, Los Angeles IBX financing, Ashburn campus mortgage payable, Chicago IBX financing, Asia-Pacific financing, European financing, Netherlands financing and other financing obligations.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements and complete our publicly announced expansion projects for at least the next 12 months. As of September 30, 2008, we had $330.2 million of cash, cash equivalents and short-term and long-term investments (which is net of a $1.5 million impairment loss we realized in September 2008 on our $50.9 million investment in The Reserve Primary Fund, which is referred to as the Reserve, as more fully described in Note 5 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q).  If the current market conditions continue to deteriorate, we may suffer further losses on our investment portfolio, which could have a material adverse effect on our liquidity.  Besides our investment portfolio and any financing activities we may pursue, customer collections are our primary source of cash.  While we believe we have a well diversified customer base with no concentration of credit risk with any single customer, we have a number of large customers in the financial services sector.  While we believe we have a strong customer base and have experienced strong collections in the past, if the current market conditions continue to deteriorate we may experience increased churn in our customer base, including reductions in their commitments to us, which could also have a material adverse effect on our liquidity.

As of September 30, 2008, we had a total of $40.8 million of additional liquidity available to us, comprised of $23.7 million under the Asia-Pacific financing, for expansion projects in Hong Kong and Sydney, and $17.1 million under the European financing for general working capital and expansion projects in France, Germany, Switzerland and the United Kingdom, which, given the state of the current credit market, we believe we will be able to fully utilize.  Regarding our indebtedness as of September 30, 2008, as noted above, $515.5 million was non-convertible senior debt, of which $254.7 million of this amount is with a single lender.  Although these are committed facilities, most of which are fully drawn or advanced for which we are amortizing debt repayments of either principal and/or interest only, and we are in full compliance with all covenants related to them, deteriorating market and liquidity conditions may give rise to issues which may impact the lenders' ability to hold these debt commitments to their full term.

While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and to complete our publicly-announced IBX expansion plans, we may pursue additional expansion opportunities, primarily the build-out of new IBX centers, in certain of our existing markets which are at or near capacity within the next year.  While we will be able to fund some of these expansion plans with our existing resources, to pursue certain of these additional expansion plans additional financing, either debt or equity, may be required. However, if current market conditions continue to persist, or deteriorate further, we would be unable to secure additional financing or any such additional financing may be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

Sources and Uses of Cash

	Nine months ended September 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$191,263	$106,139
Net cash used in investing activities	(434,850)	(951,206)
Net cash provided by financing activities	112,950	1,107,012

Operating Activities. The increase in net cash provided by operating activities was primarily due to improved operating results as discussed above, strong collections of accounts receivable, management of vendor payments and growth in customer installations, which increases deferred installation revenue, a liability account. We expect that we will continue to generate cash from our operating activities throughout the remainder of 2008 and beyond.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2008 was primarily the result of $305.5 million of capital expenditures required to bring our recently announced and current IBX expansion projects to Equinix standards and to support our growing customer base, as well as the Virtu acquisition of $23.2 million, and the net purchase of our short-term and long-term investments. Net cash used in investing activities for the nine months ended September 30, 2007 was primarily the result of the IXEurope acquisition for $541.7 million, the purchase of one of our San Jose IBX properties and an adjacent piece of land totaling $71.5 million, the purchase of our Los Angeles IBX property for $49.1 million and $295.8 million of other capital expenditures required to bring our recently announced and current IBX expansion projects to Equinix standards and to support our growing customer base, partially offset by net maturities of our short-term and long-term investments.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2008, was primarily the result of $102.1 million in gross proceeds from our loans payable in connection with our European financing, Asia-Pacific financing and Chicago IBX financing, partially offset by debt issuance costs and principal payments for our capital leases and other financing obligations and our mortgage and loans payable. Net cash provided by financing activities for the nine months ended September 30, 2007, was primarily the result of $646.0 million in gross proceeds from our convertible subordinated debt offerings, $339.9 million in net proceeds from our common stock offering, $118.8 million in gross proceeds from our loans payable in connection with the Chicago IBX financing and the Asia-Pacific financing and $27.6 million in proceeds from our various employee stock plans, partially offset by debt issuance costs and principal payments for our capital leases and other financing obligations and the Ashburn campus mortgage payable.

Debt Obligations

Chicago IBX Financing. During the nine months ended September 30, 2008, we received additional advances totaling $4.4 million, bringing the cumulative and final loan payable to approximately $110.0 million. As of September 30, 2008, the loan payable carried an approximate interest rate of 5.25% per annum. The loan payable under the Chicago IBX financing bears interest at a floating rate. The loan payable under the Chicago IBX financing has a maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. The Chicago IBX financing is collateralized by the assets of one of our Chicago IBX centers.

In May 2008, we entered into an interest rate swap agreement with one counterparty to hedge the interest payments on a $105.0 million notional amount of the Chicago IBX financing, which will mature in February 2011. Under the terms of the interest rate swap transaction, we receive interest payments based on rolling one-month LIBOR terms and pay interest at the fixed rate of 6.34%.

Asia-Pacific Financing. In January 2008, the Asia-Pacific financing was amended to enable our subsidiary in Australia to borrow up to 32.0 million Australian dollars, or approximately $25.4 million, under the same general terms, amending the Asia-Pacific financing into an approximately $69.0 million multi-currency credit facility agreement. In June 2008, the Asia-Pacific financing was further amended to enable our subsidiary in Hong Kong to borrow up to 156.0 million Hong Kong dollars, or approximately $20.1 million, under the same general terms, amending the Asia-Pacific financing into an approximately $89.1 million multi-currency credit facility agreement. Loans payable under the Asia-Pacific financing bear interest at floating rates. Loans payable under the Asia-Pacific financing have a final maturity date of June 2012. The Asia-Pacific financing is guaranteed by the parent, Equinix, Inc., is secured by the assets of our subsidiaries in Japan, Singapore, Hong Kong and Australia, including a pledge of their shares, and has several financial covenants, with which we must comply quarterly. As of September 30, 2008, we were in compliance with all financial covenants associated with the Asia-Pacific financing. As of September 30, 2008, we had borrowed 23.0 million Singapore dollars, or approximately $16.0 million, at an approximate interest rate per annum of 3.04%; 2.9 billion Japanese yen, or approximately $27.6 million, at an approximate interest rate per annum of 2.70%; 13.2 million Australian dollars, or approximately $10.5 million, at an approximate interest rate per annum of 9.06% and 87.8 million Hong Kong dollars, or approximately $11.2 million, at an approximate interest rate per annum of 5.51%. Collectively, the total amount borrowed was approximately equal to $65.4 million, leaving approximately $23.7 million of available balance to borrow under the Asia-Pacific financing. In October 2008, we received an additional advance of 56.6 million Hong Kong dollars, or approximately $7.3 million, at an approximate interest rate per annum of 5.48% under the Asia-Pacific financing. Collectively, the total amount borrowed under the Asia-Pacific financing was approximately $72.7 million, leaving approximately $16.4 million available to borrow.

European Financing. During the nine months ended September 30, 2008, we received additional advances totaling approximately 29.4 million British pounds, or approximately $57.1 million, under the European financing, leaving the amount available to borrow totaling approximately 9.6 million British pounds, or approximately $17.1 million. As of September 30, 2008, a total of approximately 71.8 million British pounds, or approximately $127.9 million, was outstanding under the European financing with an approximate blended interest rate of 7.78% per annum. Loans payable under the European financing bear interest at floating rates. The European financing is available to fund certain of our expansion projects in France, Germany, Switzerland and the United Kingdom. Loans payable under the European financing have a final maturity date of June 2014. The European financing is collateralized by certain of our assets in Europe and contains several financial covenants with which we must comply quarterly. As of September 30, 2008, we were in compliance with all financial covenants associated with the European financing. In October 2008, we received additional advances totaling approximately 3.2 million British pounds, or approximately $5.6 million, under the European financing with an approximate blended interest rate of 6.97% per annum. As a result, the amount available to borrow under the European financing totals approximately 6.4 million British pounds or approximately $11.4 million.

In May 2008, we entered into three interest rate swap agreements and re-designated two older ineffective interest rate swap agreements with a total of two counterparties to hedge the interest payments on the equivalent of $113.7 million notional amount of the European financing, which will mature in August 2009 and May 2011.  Under the terms of the interest rate swap transactions, we receive interest payments based on rolling one-month EURIBOR and LIBOR terms and pay fixed interest rates ranging from 5.97% to 8.16%.

Netherlands Financing. In February 2008, as a result of the Virtu acquisition, our wholly-owned subsidiary assumed senior credit facilities totaling 5.5 million Euros bearing interest at a floating rate (three month EURIBOR plus 1.25%). As of September 30, 2008, a total of approximately 4.3 million Euros, or approximately $6.1 million, was outstanding under the Netherlands financing with an approximate blended interest rate of 6.53% per annum. The Netherlands financing is collateralized by substantially all of our operations in the Netherlands. The Netherlands financing contains several financial covenants, which must be complied with on an annual basis. Our wholly-owned subsidiary in the Netherlands was not in compliance with the December 31, 2007 financial covenants; however, in April 2008, we obtained a waiver from the lender for such non-compliance.  Although the Netherlands financing has a payment schedule with a final payment date in January 2016, as of September 30, 2008, we had reflected the total amount outstanding under the Netherlands financing as a current liability within the current portion of mortgage and loans payable on the accompanying balance sheet as it is not currently a committed facility.

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

Debt Maturities, Financings, Leases and Other Contractual Commitments

We lease a majority of our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2027. The following represents our debt maturities, financings, leases and other contractual commitments as of September 30, 2008 (in thousands):

	2008 (3 months)		2009	2010			2011		2012	2013 and thereafter	Total

Convertible debt (1)	$	―	$32,250	$	―		$	―	$250,000	$395,986	$678,236
Chicago IBX financing (1)		―	―		109,991	(5)		―	―	―	109,991
Asia-Pacific financing (1)		3,638	19,054		21,811			18,173	2,757	―	65,433
European financing (1)		934	9,342		14,750			16,618	19,322	66,913	127,879
Netherlands financing (1)		6,087	―		―			―	―	―	6,087
Interest (2)		9,569	36,037		28,895			26,308	19,524	27,654	147,987
Mortgage payable (3)		2,541	10,164		10,164			10,164	10,165	133,503	176,701
Other note payable (3)		2,500	10,000		―			―	―	―	12,500
Capital lease and other financing obligations (3)		2,943	11,880		11,930			12,039	11,729	111,717	162,238
Operating leases under accrued restructuring charges (3)		495	3,935		4,002			4,128	4,374	11,274	28,208
Operating leases (4)		13,964	57,005		54,331			50,322	49,338	284,819	509,779
Other contractual commitments (4)		77,896	132,991		15,717			3,175	―	―	229,779
		$120,567	$322,658		$271,591			$140,927	$367,209	$1,031,866	$2,254,818
_________________________

(1)	Represents principal only.

(2)	Represents interest on convertible debt, Chicago IBX financing, Asia-Pacific financing, European financing and Netherlands financing based on their approximate interest rates as of September 30, 2008.

(3)	Represents principal and interest.

(4)	Represents off-balance sheet arrangements. Other contractual commitments are described below.

(5)
The loan payable under the Chicago IBX financing has a maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. Given the current market climate, we intend to extend the maturity of the loan payable under the Chicago IBX financing.

Primarily as a result of our various IBX expansion projects, as of September 30, 2008, we were contractually committed for $156.6 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to complete construction and open these IBX centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2008 and 2009, is reflected in the table above as “other contractual commitments.”

We have other non-capital purchase commitments in place as of September 30, 2008, such as commitments to purchase power in select locations, primarily in the U.S., Australia, Germany, Singapore and the United Kingdom, through the remainder of 2008 and thereafter, and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during the remainder of 2008 and beyond. Such other purchase commitments as of September 30, 2008, which total $73.2 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $100.0 million to $150.0 million, in addition to the $156.6 million in contractual commitments as discussed above as of September 30, 2008, in our various IBX expansion projects during the remainder of 2008 and 2009 in order to complete the work needed to open these IBX centers. These non-contractual capital expenditures are not reflected in the table above. If the current economic environment persists, we could delay these non-contractual capital expenditure commitments to preserve liquidity.

Recent Accounting Pronouncements

See Note 16 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market Risk

The following discussion about market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We may be exposed to market risks related to impairments of our investment portfolio, changes in interest rates and foreign currency exchange rates and fluctuations in the prices of certain commodities, primarily electricity.

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

Investment Portfolio Risk

All of our cash equivalents and marketable securities are designated as available-for-sale and are therefore recorded at fair market value on our condensed consolidated balance sheets with the unrealized gains or losses reported as a separate component of other comprehensive income or loss. We consider various factors in determining whether we should recognize an impairment charge for our securities, including the length of time and extent to which the fair value has been less than our cost basis and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.  As more fully described in Note 5 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, in September 2008, we incurred a realized loss from our investment portfolio (consisting of a single money market account) totaling $1.5 million.  If market conditions continue to deteriorate and liquidity constraints become even more pronounced, we could sustain more losses from our investment portfolio. As our securities mature, we have been increasing our holdings in U.S. government securities, such as Treasury bills and Treasury notes of a short-term duration and lower yield. As a result, we expect our interest income to decrease in future periods.

As of September 30, 2008, our investment portfolio of cash equivalents and marketable securities consisted of money market fund investments, commercial paper, corporate notes, asset backed securities, certificates of deposit and U.S government and agency obligations. Excluding the U.S. government holdings which carry a lower risk and lower return in comparison to other securities in the portfolio, the invested amount in our investment portfolio most susceptible to market risk totaled $206.6 million.

Interest Rate Risk

Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio and variable-rate financings in place in the U.S., Asia-Pacific and Europe.  The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of September 30, 2008 our portfolio maturity was relatively short. If current interest rates were to increase or decrease by 10% from their position as of September 30, 2008, the fair market value of our investment portfolio could increase or decrease by approximately $155,000.

An immediate 10% increase or decrease in current interest rates from their position as of September 30, 2008 would furthermore not have a material impact on our debt obligations due to the fixed nature of the majority of our debt obligations. However, the interest expense associated with our Chicago IBX financing, Asia-Pacific financing, European financing and Netherlands financing, which bear interest at variable rates tied to local cost of funds or LIBOR/SIBOR/EURIBOR, could be affected. For every 100 basis point change in interest rates, our annual interest expense could increase or decrease by a total of $3.1 million based on the total balance of our borrowings under the Chicago IBX financing, Asia-Pacific financing, European financing and Netherlands financing as of September 30, 2008. To mitigate the risk of fluctuations in floating rates, we utilize interest rate swaps (receive floating/ pay fixed). As of September 30, 2008, we had entered into a total of six swap agreements with maturity dates of less than three years, comprised of five swap agreements for the European financing with an aggregate notional amount of 38.3 million British pounds and 32.3 million Euros, or approximately $113.7 million, and one swap agreement for the Chicago IBX financing with an aggregate notional amount of $105.0 million. Under the five swap agreements for the European financing, we pay fixed rates of interest ranging from 5.97% to 8.16% on the notional amount and the counterparty pays us rates of interest on the notional amount based on LIBOR/EURIBOR. Under the swap agreement for the Chicago IBX financing, we pay a fixed rate of 6.34% on the notional amount and the counterparty pays us rates of interest on the notional amount based on one-month LIBOR. The fair values or changes in fair value of these swaps are recorded on our consolidated balance sheets in other comprehensive income or loss.

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but do not impact our earnings or cash flows. The fair market value of our convertible subordinated debentures and convertible subordinated notes is based on quoted market prices. The estimated fair value of our convertible subordinated debentures at September 30, 2008 was approximately $56.9 million. The estimated fair value of our 2.50% convertible subordinated notes at September 30, 2008 was approximately $200.0 million. The estimated fair value of our 3.00% convertible subordinated notes at September 30, 2008 was approximately $328.9 million.

We may enter into additional interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.

Foreign Currency Risk

The majority of our recognized revenue is denominated in U.S. dollars, generated mostly from customers in the U.S. However, approximately 37% of our revenues and 41% of our operating costs are in the Europe and Asia-Pacific regions and a large portion of those revenues and costs are denominated in a currency other than the U.S. dollar, primarily the British pound, Euro, Swiss franc, Singapore dollar, Japanese yen and Hong Kong and Australian dollars. As a result, our operating results and cash flows are impacted by currency fluctuations relative to the U.S. dollar. To protect against certain reductions in value caused by changes in currency exchange rates, we have established a risk management program to offset some of the risk of carrying assets and liabilities denominated in foreign currency. Our risk management program reduces, but does not entirely eliminate, the impact of currency exchange rate movements and its impact to the statements of operations and does not currently address balance sheet exposure. As of September 30, 2008, the outstanding foreign currency contracts had maturities of 180 days or less.

For the foreseeable future, we anticipate that approximately 35-40% of our revenues and operating costs will continue to be generated and incurred outside of the U.S. in currencies other than the U.S. dollar.  While we hedge certain of our balance sheet foreign currency assets and liabilities, we do not hedge revenue.  During fiscal 2007 and the first half of 2008, the U.S. dollar had been generally weaker relative to the currencies of the foreign countries in which we operate.  This overall weakness of the U.S. dollar had a positive impact on our consolidated results of operations because the foreign denominations translated into more U.S. dollars.  However, during the past several months, the U.S. dollar has strengthened relative to certain of the currencies of the foreign countries in which we operate.  This has significantly impacted our consolidated financial position and results of operations as amounts in foreign currencies are generally translating into less U.S. dollars.   To the extent the U.S. dollar strengthens further, this will continue to have a significant impact to our consolidated financial position and results of operations including the amount of revenue that we report in future periods.

We may enter into significant hedging activities in the future to mitigate our exposure to foreign currency risk as our exposure to foreign currency risk continues to increase due to our growing foreign operations; however, we do not currently intend to eliminate all foreign currency transaction exposure.

Commodity Price Risk

Certain operating costs incurred by us are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodities most likely to have an impact on our results of operations in the event of price changes are electricity, supplies and equipment used in our IBX centers. We are closely monitoring the cost of electricity at all of our locations. We have entered into several power contracts to purchase power at fixed prices during 2008 and beyond in certain locations in the U.S., as well as Australia, Germany, Singapore and the United Kingdom.

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

We do not currently employ forward contracts or other financial instruments to address commodity price risk other than the power contracts discussed above.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On July 30, 2001 and August 8, 2001, putative shareholder class action lawsuits were filed against us, certain of our officers and directors (the “Individual Defendants”), and several investment banks that were underwriters of our initial public offering (the “Underwriter Defendants”). The cases were filed in the United States District Court for the Southern District of New York.  Similar lawsuits were filed against approximately 300 other issuers and related parties. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 against us and the Individual Defendants.  The plaintiffs have since dismissed the Individual Defendants without prejudice.  The suits allege that the Underwriter Defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for our initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. On February 19, 2003, the Court dismissed the Section 10(b) claim against us, but denied the motion to dismiss the Section 11 claim.  On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six “focus” cases, which are intended to serve as test cases. Plaintiffs selected these six cases, which do not include Equinix. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by plaintiffs, but noted that plaintiffs could ask the district court to certify more narrow classes than those that were rejected. On August 14, 2007, plaintiffs filed amended complaints in the six focus cases.  On September 27, 2007, plaintiffs moved to certify a class in the six focus cases.  On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases moved to dismiss the amended complaints against them.  On March 26, 2008, the district court dismissed the Section 11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period.  With respect to all other claims, the motions to dismiss were denied.  On October 10, 2008, at the request of the plaintiffs, plaintiffs’ motion for class certification was withdrawn, without prejudice.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.  We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows. We intend to continue to defend the action vigorously.

On June 29, 2006 and September 18, 2006, shareholder derivative actions were filed in the Superior Court of the State of California, County of San Mateo, naming Equinix as a nominal defendant and several of Equinix’s current and former officers and directors as individual defendants. These actions were consolidated, and the consolidated complaint was filed in January 2007. In March 2007, the state court stayed this action in deference to a federal shareholder derivative action filed in the United States District Court for the Northern District of California in October 2006. The federal action named Equinix as a nominal defendant and several current and former officers and directors as individual defendants. This complaint alleged that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of purported backdating of stock options, insider trading and the dissemination of false statements. On April 12, 2007, the federal action was voluntarily dismissed without prejudice pursuant to a joint stipulation entered as an order by the court. On May 3, 2007, the state court lifted the stay on proceedings in the state court action. On March 3, 2008, the state court plaintiff filed a second amended consolidated complaint after the court granted two motions to dismiss prior complaints with leave to amend. The second amended consolidated complaint alleged that the individual defendants breached their fiduciary duties and violated California securities law as a result of purported backdating of stock option grants, insider trading and the dissemination of false financial statements. The second amended consolidated complaint sought to recover, on behalf of Equinix, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, restitution and fees and costs. On July 8, 2008, the state court granted our motion to dismiss the second amended consolidated complaint without leave to amend and entered a final judgment dismissing the action and all claims asserted therein in their entirety without leave to amend. The time for the state court plaintiff to appeal the judgment expired on September 9, 2008.

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

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawaii, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the internet exchange services business of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana's majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725 million value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which adds new plaintiffs (other alleged holders of Pihana common stock) but is otherwise substantially similar to the original pleading, was filed on September 29, 2008. On October 13, 2008, a complaint was filed by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. We believe that plaintiffs’ claims and alleged damages are without merit and we intend to defend the litigation vigorously.

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

           We have a significant amount of debt. As of September 30, 2008, our total indebtedness was approximately $1.2 billion and our stockholders’ equity was $837.3 million.

   Our substantial amount of debt could have important consequences. For example, it could:

•
require us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, reducing the availability of our cash flow to fund future capital expenditures, working capital, execution of our expansion strategy and other general corporate requirements;

•	make it more difficult for us to satisfy our obligations under our various debt instruments;

•	increase our vulnerability to general adverse economic and industry conditions and adverse changes in governmental regulations;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry, which may place us at a competitive disadvantage compared with our competitors;

•	limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity; and

•	make us more vulnerable to increases in interest rates because of the variable interest rates on some of our borrowings, a portion of which we have now hedged.

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

In addition, of our total indebtedness as of September 30, 2008, $515.5 million was non-convertible senior debt (of which $254.7 million is with a single lender).  Although these are committed facilities, most of which are fully drawn or advanced for which we are amortizing debt repayments of either principal and/or interest only, and we are in full compliance with all covenants related to them, deteriorating market and liquidity conditions may give rise to issues which may impact the lenders' ability to hold these debt commitments to their full term.  Accordingly, these lenders of committed and drawn facilities may attempt to call this debt which would have a material adverse effect on our liquidity, even though no call provisions exist without being in default.

If we are not able to generate sufficient operating cash flows or obtain external financing, our ability to fund incremental expansion plans may be limited.

Our capital expenditures, together with ongoing operating expenses and obligations to service our debts, will be a substantial drain on our cash flow and may decrease our cash balances. We recognize that the capital markets are currently limited for external financing opportunities. Additional debt or equity financing, especially in the current credit-constrained climate, may not be available when needed or, if available, may not be available on satisfactory terms. Further, as of September 30, 2008, we had a total of $40.8 million of additional liquidity available to us from our Asia-Pacific and European financings (of which approximately $12.9 million was subsequently drawn in October 2008 through the date of this filing).  Although these are committed facilities and we are in full compliance with all covenants related to them, given the current economic environment, the lenders may elect to cancel any unused portions of these facilities at any time, which would have a significant impact on our liquidity.  Our inability to obtain needed debt and/or equity financing or to generate sufficient cash from operations may require us to prioritize projects or curtail capital expenditures which could adversely affect our results of operations.

We are exposed to fluctuations in the market values of our portfolio investments and in interest rates; impairment of our investments could harm our results of operations.

We maintain an investment portfolio of various holdings, types and maturities, including money market funds and other short-term and long-term securities.  These securities are classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses as a separate component of accumulated other comprehensive income or loss. Our portfolio includes fixed income securities, the values of which are subject to market price volatility.  If the market price declines, we may recognize in our statements of operations the decline in fair value of our investments below the cost basis when the decline is judged to be other-than-temporary.  For information regarding the sensitivity of and risks associated with the market value of our portfolio and interest rates, refer to our discussion of our investment portfolio and interest rate risks in “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report on Form 10-Q.

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial markets has had and may continue to have an impact on our business and our financial condition.  For example, we are currently unable to access cash invested with The Reserve Primary Fund, a prime obligations money market fund that has suspended redemptions and is being liquidated.  We had invested approximately $50.9 million in this fund, which had a fair value of $49.4 million as of September 30, 2008.  Despite making redemption requests for the entire amount of our investment, we have not received any distribution as of October 24, 2008. While we expect to receive substantially all of our current holdings in this fund within the next 12 months, it is possible we may encounter difficulties in receiving distributions given the current credit market conditions. If the current market conditions continue to deteriorate, we may suffer further losses on our investment portfolio, which could have a material adverse effect on our liquidity.

The global financial crisis could impact our liquidity in other ways.  Customer collections are our primary source of cash.  While we believe we have a well diversified customer base and no concentration of credit risk with any single customer, we have a number of large customers in the financial services sector.   While we believe we have a strong customer base and have experienced strong collections in the past, if the current market conditions continue to deteriorate we may experience increased churn in our customer base, including reductions in their commitments to us, which could also have a material adverse effect on our liquidity.  Deteriorating market and liquidity conditions may also give rise to issues which may impact our lenders' ability to hold their debt commitments to us to their full term.  Accordingly, while this would be highly unusual, these lenders of committed and drawn facilities could attempt to call this debt which would have a material adverse effect on our liquidity, even though no call provisions exist without being in default.

The credit crisis could also have an impact on our foreign exchange forward contract and interest rate swap hedging contracts if our counterparties are forced to file for bankruptcy or are otherwise unable to perform their obligations.

Finally, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.

Fluctuations in foreign currency exchange rates in the markets in which we operate internationally could harm our results of operations.

We may experience gains and losses resulting from fluctuations in foreign currency exchange rates. To date, the majority of our revenues and costs have been denominated in U.S. dollars; however, the majority of revenues and costs in our international operations have been denominated in foreign currencies.  Where our prices are denominated in U.S. dollars, our sales could be adversely affected by declines in foreign currencies relative to the U.S. dollar, thereby making our products and services more expensive in local currencies.  We are also exposed to risks resulting from fluctuations in foreign currency exchange rates in connection with our international expansions. To the extent we are paying contractors in foreign currencies, our expansions could cost more than anticipated from declines in the U.S dollar relative to foreign currencies. In addition, fluctuating foreign currency exchange rates have a direct impact on how our international results of operations translate into U.S. dollars.

Although we have in the past, and may decide in the future, to undertake foreign exchange hedging transactions to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure.  For example, while we hedge certain of our balance sheet foreign currency assets and liabilities, we do not hedge revenue.  During fiscal 2007 and the first half of 2008, the U.S. dollar had been generally weaker relative to the currencies of the foreign countries in which we operate.  This overall weakness of the U.S. dollar had a positive impact on our consolidated results of operations because the foreign denominations translated into more U.S. dollars.  However, during the past several months, the U.S. dollar has strengthened relative to certain of the currencies of the foreign countries in which we operate.  This has significantly impacted our consolidated financial position and results of operations as amounts in foreign currencies are generally translating into less U.S. dollars.   To the extent the U.S. dollar strengthens further, this will continue to have a significant impact to our consolidated financial position and results of operations including the amount of revenue that we report in future periods.  For additional information on foreign currency risk, refer to our discussion of foreign currency risk in “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report on Form 10-Q.

We have incurred substantial losses in the past and may incur additional losses in the future.

Although we have generated cash from operations for the past several years and expect this trend to continue, we have incurred substantial losses in the past.  As of September 30, 2008 our accumulated deficit was $543.6 million. Although we have generated net income in our first, second and third quarters of 2008, we are also currently investing heavily in our future growth through the build-out of several additional IBX centers and IBX center expansions. As a result, we will incur higher depreciation and other operating expenses, as well as interest expense, that will negatively impact our ability to sustain profitability unless and until these new IBX centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. In addition, costs associated with the IXEurope acquisition and the integration of the two companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to achieve and sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Our business depends on providing customers with highly reliable service. We must protect our customers’ IBX infrastructure and their equipment located in our IBX centers. We continue to acquire IBX centers not built by us. If we discover that these IBX centers and their infrastructure assets are not in the condition we expected when they were acquired, we may be required to incur substantial additional costs to repair or upgrade the centers. The services we provide in each of our IBX centers are subject to failure resulting from numerous factors, including:

•	human error;

•	equipment failure;

•	physical or electronic security breaches;

•	fire, earthquake, flood, tornados and other natural disasters;

•	extreme temperatures;

•	water damage;

•	fiber cuts;

•	power loss;

•	terrorist acts;

•	sabotage and vandalism; and

•	the failure of business partners who provide our resale products.

Problems at one or more of our IBX centers, whether or not within our control, could result in service interruptions or significant equipment damage. We have service level commitment obligations to certain of our customers, including our significant customers. As a result, service interruptions or significant equipment damage in our IBX centers could result in difficulty maintaining service level commitments to these customers and potential claims related to such failures.  Because our IBX centers are critical to many of our customers’ businesses, service interruptions or significant equipment damage in our IBX centers could also result in lost profits or other indirect or consequential damages to our customers.  We cannot guarantee that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as the result of a problem at one of our IBX centers.

We may incur significant liability to our customers in connection with a loss of power or our failure to meet other service level commitment obligations, or if we are held liable for a substantial damage award.  In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.

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

We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuations in our operating results may cause the market price of our common stock to decline. We expect to experience significant fluctuations in our operating results in the foreseeable future due to a variety of factors, including, but not limited to:

•	financing or other expenses related to the acquisition, purchase or construction of additional IBX centers;

•	fluctuations of foreign currencies in the markets in which we operate;

•	mandatory expensing of employee stock-based compensation;

•	demand for space, power and services at our IBX centers;

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

For the years ended December 31, 2007, 2006 and 2005, we recognized 23%, 14% and 13%, respectively, of our revenues outside the U.S. For the nine months ended September 30, 2008, we recognized 37% of our revenues outside the U.S.

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

In addition, global fluctuations in the price of power can increase the cost of energy, and although contractual price increase clauses exist in the majority of our customer agreements, we may not always choose to pass these increased costs on to our customers.

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

We may be vulnerable to security breaches which could disrupt our operations and have a material adverse effect on our financial performance and operating results.

A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate either our proprietary information or the personal information of our customers, or cause interruptions or malfunctions in our operations. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security.  As techniques used to breach security change frequently, and are generally not recognized until launched against a target, we may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented.  Any breaches that may occur could expose us to increased risk of lawsuits, loss of existing or potential customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and operating results.

A small number of customers account for a significant portion of our revenues, and the loss of any of these customers could significantly harm our business, financial condition and results of operations.

While no single customer accounted for 10% of our revenues for the nine months ended September 30, 2008 or the year ended December 31, 2007, our top 10 customers accounted for 21%, inclusive of the impact of the IXEurope acquisition and exclusive of the impact of the Virtu acquisition, and 23%, exclusive of the impact of the IXEurope acquisition, respectively, of our revenues during these periods. As of September 30, 2008, excluding customers acquired in the Virtu acquisition, we had 2,203 customers. We expect that a small percentage of our customers will continue to account for a significant portion of our revenues for the foreseeable future. We cannot guarantee that we will retain these customers or that they will maintain their commitments in our IBX centers at current levels. If we lose any of these key customers, or if any of them decide to reduce the level of their commitment to us, our business, financial condition and results of operations could be adversely affected.

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

Since January 1, 2007, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $53.00 to $116.66 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. General economic and market conditions, and market conditions for telecommunications stocks in general, may affect the market price of our common stock.

In addition, actual sales, or the market’s perception with respect to possible sales, of a substantial number of shares of our common stock within a narrow period of time could cause our stock price to fall. On November 9, 2005, 4.3 million shares of our common stock were sold by i-STT Investments (Bermuda) Ltd. to Credit Suisse First Boston Capital LLC (“CSFB Capital”) pursuant to a Forward Purchase Agreement (the “Purchase Agreement”) under which i-STT Bermuda will (subject to its right to settle its obligations under the Purchase Agreement in cash) be obligated to deliver up to 4.3 million shares of Equinix common stock on November 15, 2008 in settlement of its obligations under the Purchase Agreement.  CSFB will, in turn, use such shares of our common stock, or cash, as the case may be, to settle its obligations to the purchasers of its 5.50% Shared Appreciation Income Linked Securities (“SAILS”) due November 15, 2008.  The release of 4.3 million shares of our common stock to the purchasers of the SAILS, and their subsequent resale by such purchasers on the market, could cause our stock price to fall.

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

We are subject to securities class action and other litigation, which may harm our business and results of operations.

During the quarter ended September 30, 2001, putative shareholder class action lawsuits were filed against us, a number of our officers and directors, and several investment banks that were underwriters of our initial public offering. Similar complaints were filed against more than 300 other issuers, their officers and directors, and investment banks. The suits allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. A previously agreed upon settlement with the plaintiffs has been terminated. On August 14, 2007, the plaintiffs filed amended complaints in six cases selected as test, or “focus,” cases and moved for class certification on September 27, 2007.  On October 10, 2008, at the request of Plaintiffs, Plaintiffs’ motion for class certification was withdrawn, without prejudice.  If Plaintiffs re-file their motion and it is successful, it is likely that they will amend their complaint against Equinix.

   On June 29, 2006 and September 18, 2006, shareholder derivative actions were filed in the Superior Court of the State of California, County of San Mateo, naming Equinix as a nominal defendant and several of Equinix's current and former officers and directors as individual defendants. These actions were consolidated, and the consolidated complaint was filed in January 2007. In March 2007, the state court stayed this action in deference to a federal shareholder derivative action filed in the United States District Court for the Northern District of California in October 2006. The federal action named Equinix as a nominal defendant and several current and former officers and directors as individual defendants. This complaint alleged that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of purported backdating of stock options, insider trading and the dissemination of false statements. On April 12, 2007, the federal action was voluntarily dismissed without prejudice pursuant to a joint stipulation entered as an order by the court. On May 3, 2007, the state court lifted the stay on proceedings in the state court action. On March 3, 2008, the state court plaintiff filed a second amended consolidated complaint after the court granted two motions to dismiss prior complaints with leave to amend. The second amended consolidated complaint alleged that the individual defendants breached their fiduciary duties and violated California securities law as a result of purported backdating of stock option grants, insider trading and the dissemination of false financial statements. The second amended consolidated complaint sought to recover, on behalf of Equinix, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, restitution and fees and costs. On July 8, 2008, the state court granted our motion to dismiss the second amended consolidated complaint without leave to amend and entered a final judgment dismissing the action and all claims asserted therein in their entirety without leave to amend. The time for the state court plaintiff to appeal the judgment expired on September 9, 2008.

   On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawaii, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the internet exchange services business of Equinix.  Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana's majority shareholders, officers and directors, with the alleged assistance of Equinix and others.   Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed.  The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725 million value of Equinix held by Defendants” (a group that includes more than thirty individuals and entities).  An amended complaint, which adds new plaintiffs (other alleged holders of Pihana common stock), but is otherwise substantially similar to the original pleading, was filed on September 29, 2008.  On October 13, 2008, a complaint was filed by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. We believe that plaintiffs’ claims and alleged damages are without merit and we intend to defend the litigation vigorously.

   Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

We continue to participate in the defense of litigation, as discussed above, which may increase our expenses and divert management’s attention and resources. In addition, we may, in the future, be subject to other litigation. For example, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Any adverse outcome in litigation could seriously harm our business and results of operations.

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
		Def. Proxy 14A	12/12/02
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1
3.2	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3
3.3	Bylaws of the Registrant.	10-K	12/31/02	3.2
3.4	Certificate of Amendment of the Bylaws of the Registrant.	10-Q	6/30/03	3.4
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2	Registration Rights Agreement (see Exhibit 10.7).
4.3	Indenture dated February 11, 2004 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	10-Q	3/31/04	10.99
4.4	Indenture dated March 30, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/07	4.4
4.5	Form of 2.50% Convertible Subordinated Note Due 2012 (see Exhibit 4.4).
4.6	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4
4.7	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.6).
10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5
10.2+	Lease Agreement with Carlyle-Core Chicago LLC, dated as of September 1, 1999.	S-4/A (File No. 333-93749)	5/9/00	10.9

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.3	2000 Equity Incentive Plan, as amended.	10-K	12/31/07	10.3
10.4	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4
10.5	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5
10.6	Form of Severance Agreement entered into by the Company and each of the Company’s executive officers.	10-Q	9/30/02	10.58
10.7	Registration Rights Agreement by and among Equinix and the Initial Purchasers, dated as of December 31, 2002.	10-K	12/31/02	10.75
10.8	Securities Purchase and Admission Agreement, dated April 29, 2003, among Equinix, certain of Equinix’s subsidiaries, i-STT Investments Pte Ltd, STT Communications Ltd and affiliates of Crosslink Capital.	8-K	5/1/03	10.1
10.9+	Lease Agreement dated as of April 21, 2004 between Eden Ventures LLC and Equinix, Inc.	10-Q	6/30/04	10.103
10.10	Equinix, Inc. 2004 International Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04	10.105
10.11	Equinix, Inc. Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04	10.106
10.12	Form of Restricted Stock Agreement for Equinix’s executive officers under the Company’s 2000 Equity Incentive Plan.	10-K	12/31/05	10.115
10.13	Lease Agreement dated June 9, 2005 between Equinix Operating Co., Inc. and Mission West Properties L.P. and associated Guaranty of Equinix, Inc.	10-Q	6/30/05	10.117
10.14	Letter Agreement dated October 6, 2005 among Equinix, Inc., STT Communications Ltd. and I-STT Investments Pte. Ltd.	8-K	10/6/05	99.1
10.15	Lease Agreement dated December 21, 2005 between Equinix Operating Co., Inc. and iStar El Segundo, LLC and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.126
10.16+	Loan and Security Agreement and Note between Equinix RP II, LLC and SFT I, Inc. dated December 21, 2005 and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.127

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.17	Lease Agreement dated as of December 21, 2005 between Equinix RP II, LLC and Equinix, Inc.	10-K	12/31/05	10.128
10.18	Lease Agreement dated September 14, 2006 between 777 Sinatra Drive Corp. and Equinix, Inc.	10-Q	9/30/06	10.135
10.19	First Omnibus Modification Agreement dated December 27, 2006 by and among SFT I, Inc. (“SFT I”), Equinix RP II, LLC (“RP II”) and Equinix, Inc. (“Equinix”), Amended and Restated Promissory Note dated December 27, 2006 by RP II in favor of SFT I and Reaffirmation of Guaranty dated December 27, 2006 by RP II and Equinix in favor of SFT I.	10-K	12/31/06	10.37
10.20	First Amendment to Deed of Lease dated December 27, 2006 by and between Equinix RP II, LLC and Equinix Operating Co., Inc.	10-K	12/31/06	10.38
10.21	Development Loan and Security Agreement dated February 2, 2007 by and between CHI 3, LLC and SFT I, Inc. and related Promissory Notes One through Four.	10-Q	3/31/07	10.37
10.22	Guaranty dated February 2, 2007 by and between Equinix, Inc. and SFT I, Inc.	10-Q	3/31/07	10.38
10.23	Completion and Payment Guaranty dated February 2, 2007 by and between Equinix, Inc. and SFT I, Inc.	10-Q	3/31/07	10.39
10.24	Master Lease dated February 2, 2007 by and between CHI 3, LLC and Equinix Operating Co., Inc. and associated Guaranty of Lease by Equinix, Inc.	10-Q	3/31/07	10.40
10.25	Severance Agreement dated March 16, 2007 by and between Stephen M. Smith and Equinix, Inc.	10-Q	3/31/07	10.44
10.26	Form of Restricted Stock Agreements for Stephen M. Smith under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/07	10.45
10.27	Facility Agreement dated August 31, 2007 by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K., the Additional Borrowers (as defined therein), the Lenders (as defined therein), and ABN AMRO BANK N.V., and related Guarantee dated August 31, 2007 by Equinix, Inc.	10-Q	9/30/07	10.47

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.28	£82,000,000 Senior Facilities Agreement dated June 29, 2007 by and among IXEurope plc, CIT Bank Limited, as arranger, CIT Capital Finance (UK) Limited, as administrative agent and security trustee and the Lenders (as defined therein).	10-Q	9/30/07	10.49
10.29	Amendment and Accession Agreement, dated as of January 31, 2008, by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K. and Equinix Australia Pty. Limited, as Borrowers, ABN AMRO Bank N.V., Singapore Branch, ABN AMRO Bank N.V., Japan Branch and ABN AMRO Australia Pty Limited, as Lenders and ABN AMRO Bank N.V., as Facility Agent, Arranger and Collateral Agent and related Amendment No. 1 to Guarantee by Equinix, Inc.	10-K	12/31/07	10.32
10.30	2008 Equinix Annual Incentive Plan.	10-K	12/31/07	10.33
10.31	Form of Restricted Stock Unit Agreement for Equinix’s executive officers under the Company’s 2000 Equity Incentive Plan.	10-K	12/31/07	10.34
10.32	Equinix, Inc. Sub-Plan to the 2004 International Employee Stock Purchase Plan for Participants Located in the European Economic Area.	10-Q	3/31/08	10.32
10.33	Letter Agreement, dated April 22, 2008, by and between Eric Schwartz and Equinix, Inc.	10-Q	6/30/08	10.34
10.34	Severance Agreement, dated May 22, 2006, by and between Eric Schwartz and Equinix, Inc.	10-Q	6/30/08	10.35
10.35	Letter Agreement, dated April 25, 2008, by and between Peter Ferris and Equinix, Inc.	10-Q	6/30/08	10.36
10.36	Letter Amendment, dated May 6, 2008, to £82,000,000 Senior Facilities Agreement dated June 29, 2007, by and among Equinix Group Limited, CIT Bank Limited, as arranger, CIT Capital Finance (UK) Limited, as administrative agent and security trustee and the Lenders (as defined therein).	10-Q	6/30/08	10.37
10.37	Second Amendment and Accession Agreement, dated as of June 6, 2008, by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K., Equinix Australia Pty. Limited and Equinix Hong Kong Limited, as Borrowers, ABN AMRO Bank N.V. and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Hong Kong Branch, as Lenders and ABN AMRO Bank N.V., as Facility Agent, Arranger and Collateral Agent and related Amendment No. 2 to Guarantee by Equinix, Inc.	10-Q	6/30/08	10.38
10.38	Letter Agreement, dated July 22, 2008, by and between Marjorie Backaus and Equinix, Inc.				X
10.39	Lease Agreement, dated September 30, 2008, by and between Equinix Paris SAS and Digital Realty (Paris 2) SCI, and related guarantee by Equinix, Inc.				X
21.1	Subsidiaries of Equinix, Inc.				X
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

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

EQUINIX, INC.

Date: October 24, 2008
	By:	/s/ Keith D. Taylor
Chief Financial Officer
(Principal Financial and Accounting Officer)

 INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.38	Letter Agreement, dated July 22, 2008, by and between Marjorie Backaus and Equinix, Inc.
10.39	Lease Agreement, dated September 30, 2008, by and between Equinix Paris SAS and Digital Realty (Paris 2) SCI, and related guarantee by Equinix, Inc.
21.1	Subsidiaries of Equinix, Inc.
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.