Form 10-K
period 2008-12-31
EQUINIX INC
filed 2009-02-26
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.9 billion.

As of January 31, 2009, a total of 37,769,926 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s 2009 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2008. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be a part of this report on Form 10-K.

EQUINIX, INC.

FORM 10-K

DECEMBER 31, 2008

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

Overview

Equinix provides global data center services. Global enterprises, content providers, financial companies and network service providers rely upon Equinix’s insight and expertise to protect and connect their most valued information assets. We operate 42 International Business Exchange (IBX) data centers, or IBX centers, across 18 markets in North America, Europe and Asia-Pacific where customers directly interconnect with a network ecosystem of partners and customers. More than 300 network service providers offer access to more than 90% of the world’s Internet routes inside Equinix’s IBX centers. This access to Internet routes provides Equinix customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.

As the world becomes increasingly more information-driven, businesses choose Equinix for the delivery of high levels of operational availability and the leading insight of Equinix’s expert staff. Based on our network-neutral model and the quality of our IBX centers, Equinix has established a critical mass of customers which continues to drive new and existing customer growth and bookings. A supply and demand imbalance in the data center market has contributed to Equinix’s revenue growth. In addition, as a result of a largely fixed cost model, any growth in revenue would likely drive incremental margins and increased operating cash flow; however, the costs of a new IBX center at initial opening has a negative effect on earnings until it generates sufficient revenues to cover these costs.

Equinix’s network-neutral business model also differentiates us in the market. Because we do not operate a network, Equinix is able to offer customers direct interconnection to an aggregation of bandwidth providers, including the world’s top carriers, Internet Service Providers (ISPs), broadband access networks (DSL/cable) and international carriers. AOL, at&t, British Telecom, Cable & Wireless, Comcast, Level 3, NTT, Qwest, SingTel, Sprint and Verizon Business are all currently located within our IBX centers. Access to such a wide variety of networks has attracted a variety of customers in various business sectors, including:

•	Enterprise (Apple, Deloitte, IBM, McGraw-Hill)

•	Content Providers (eBay, Electronic Arts, Fox Interactive Media, Google, MSN, Sony)

•	Financial Companies (Bank of America, Chicago Mercantile Exchange, Dow Jones, NASDAQ OMX)

Equinix services are primarily comprised of colocation, interconnection and managed IT infrastructure services.

•	Colocation services include cabinets, power, operations space and storage space for customers’ colocation needs.

•

Interconnection services include cross connects, as well as switch ports on the Equinix Exchange service. These services provide scalable and reliable connectivity that allows customers to exchange traffic directly with the service provider of their choice or directly with each other.

•

Managed IT infrastructure services allow customers to leverage Equinix’s significant telecommunications expertise, maximize the benefits of our IBX centers and optimize their infrastructure and resources.

The market for Equinix’s services has historically been served by large telecommunications carriers which have bundled their telecommunications and managed services with their colocation offerings. Over the past several years, a number of these telecommunications carriers have eliminated or reduced their colocation footprint to focus on their core businesses. Additionally, many of the competitive providers have failed to scale their businesses and have been forced to exit the market. While some Equinix customers, such as AOL, Google and MSN, build and operate their own data centers for their large infrastructure deployments, these customers rely upon Equinix IBX centers for their critical interconnection relationships.

The need for large, wholesale outsourced data centers is also, more recently, being addressed by real estate investment trusts (REITs) that build large data centers to meet customers’ needs for standalone centers, a different customer segment than Equinix serves. However, with the diminished role of the telecommunications players in the market and the increasing cost and complexity of the power and cooling requirements of today’s data center equipment, there continues to be a supply and demand imbalance in the market. Demand continues to outpace supply as a result of the current credit contraction, which is creating a financial strain on many data center operators, limiting their ability to create new supply. Equinix continues to fund its own expansion program, while other data center operators slow or halt their data center builds altogether.

The supply and demand imbalance in the industry has, to date, created a favorable pricing environment for Equinix, as well as an opportunity to increase market share. Equinix has gained many customers that have outgrown their existing data centers or that have realized the benefits of a network-neutral model. Strategically, we will continue to look at attractive opportunities to grow market share and selectively expand our footprint and service offerings. We continue to leverage our global reach and depth to differentiate based upon our ability to support truly global customer requirements in all our markets.

Several factors are contributing to this growth, including:

•	The continuing growth of consumer Internet traffic from new bandwidth-intensive services, such as video, VoIP, gaming, data-rich media and wireless services.

•

Significant increases in power and cooling requirements for today’s data center equipment. Servers have increased the overall level of power consumed and heat generation by over two times since 2000, and many legacy-built data centers are unable to accommodate these new power and cooling demands.

•	The growth of enterprise applications, such as Software as a Service (SaaS) and disaster recovery, and the potential of cloud computing technology services.

•

The growth of “proximity communities” that rely on immediate physical colocation with their strategic partners and customers, such as financial exchange ecosystems for electronic trading and settlement.

•	The high capital costs associated with building and maintaining “in-sourced” data centers creates an opportunity for capital savings by outsourcing.

Industry Background

The Internet is a collection of numerous independent networks interconnected with each other to form a network of networks. Users on different networks are able to communicate with each other through interconnection services between these networks. For example, when a person sends an email to someone that uses a different provider for their connectivity (e.g., Comcast versus Earthlink), the email must pass from one network to the other in order to get to its final destination. Equinix provides the physical point at which that interconnection occurs.

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

To accommodate Internet traffic growth, the largest of these networks left the NAPs and began trading traffic by placing private circuits between each other. Peering, which once occurred at the NAP locations, was moved to these private circuits. Over the years, these circuits became expensive to expand and could not be built fast enough to accommodate the growth in traffic. This led to a need by the large carriers to find a more efficient way to exchange network traffic or peer. Customers have chosen Equinix for peering because they are now able to peer with the networks they require within one location using simple direct connections. Their ability to peer across the room, instead of across a metro area, has increased the scalability of their operations while decreasing costs for some customers by upwards of 70%.

Equinix Value Proposition

More than 2,000 companies, including a diversified mix of content providers, financial companies, global enterprises and network service providers currently operate at Equinix. These companies derive specific value from the following elements of the Equinix service offering:

•	Comprehensive global service offering: with 42 IBX centers in 18 markets in the U.S., Europe and Asia-Pacific, Equinix offers a consistent global service.

•

Premium centers: Equinix IBX centers feature advanced design, security, power and cooling elements to provide customers with industry-leading reliability. While others in the market have business models that include additional offerings, Equinix is focused on data center services as our core competency.

•

Dynamic ecosystem: Equinix’s network-neutral model has enabled us to attract a critical mass of networks that, in turn, attracts other businesses seeking to interconnect within a single location. This ecosystem model, versus connecting to multiple partners in disparate locations, reduces costs and increases performance for all. As Equinix grows and attracts an even more diversified base of customers, the value of Equinix’s IBX center offering increases.

•

Improved economics: Customers seeking to outsource their data center operations rather than build their own capital-intensive data centers enjoy significant capital cost savings in this credit-challenged economic environment. Customers also benefit from improved economics on account of the broad access to networks Equinix provides. Rather than purchasing costly local loops from multiple transit providers, customers can connect directly to over 300 networks inside Equinix’s IBX centers.

•

Leading insight: With more than 10 years of industry experience, Equinix has a specialized staff of industry experts who helped build and shape the interconnection infrastructure of the Internet. This specialization and industry knowledge offer customers a unique consultative value and a competitive advantage.

Our Strategy

Our objective is to expand our global leadership position as the premier data center operator for content providers, financial companies and global enterprises seeking protection and connection of their most valued information assets. Key components of our strategy include the following:

Continue to build upon our critical mass of network providers and content companies and grow our position within the enterprise and financial sectors. We have assembled a critical mass of premier network providers and content companies and have become one of the core hubs of the information-driven world. This critical mass is a key selling point for companies that want to connect with a diverse set of networks to provide the best connectivity to their end-customers and network companies that want to sell bandwidth to companies and interconnect with other networks in the most efficient manner available. Currently, we service over 300 unique networks, including all of the top tier networks, allowing our customers to directly interconnect with providers that serve more than 90% of global Internet routes. We have a growing mass of key players in the enterprise and financial sectors, such as Bank of America, The Gap, Gannett, IBM, Salesforce.com, Sony and others. We expect the success we have experienced in the content provider and financial segments to continue to drive our growth in 2009 and beyond.

Promote our IBX centers as the most reliable data centers in the industry. Data center reliability, power availability and network choice are the most important attributes considered by our customers when they are choosing a data center provider. Our IBX centers are next-generation data centers and offer customers advanced security, reliability and redundancy. Our security design in the U.S. IBX centers includes five levels of biometrics security to access customer cages. Our power infrastructure in the U.S. includes N+1 redundancy for all systems and has delivered 99.999% uptime over the period from January 1, 2002 through December 31, 2008. We provide access to over 300 different network providers. Our support staff, trained to aid customers with operational support, is available 24 hours a day, 365 days a year.

Leverage the network ecosystem. As networks, content providers and other enterprises locate in our IBX centers, it benefits their suppliers and business partners to do so as well to gain the full economic and performance benefits of direct interconnection. These partners, in turn, pull in their business partners, creating a “network effect” of customer adoption. Our interconnection services enable scalable, reliable and cost-effective interconnection and traffic exchange thus lowering overall cost and increasing flexibility. The ability to directly interconnect with a wide variety of companies is a key differentiator for us in the market.

Provide new products and services within our IBX centers. We plan to continue to offer additional products and services that are most valuable to our customers as they manage their Internet and network businesses and, specifically, as they attempt to effectively utilize multiple networks. Examples include our IBXLink services, which allow customers to easily move traffic between IBX centers located in the same metro area, or the Financial Exchange service, which allows direct interconnection with electronic financial exchanges, such as the Chicago Mercantile Exchange, NASDAQ and ICAP in markets such as Chicago, Frankfurt, London, New York and Paris.

Pursue continuous growth for our customers. We continue to evaluate expansion opportunities in select markets based on customer demand. We expect to open new IBX centers, or IBX center expansions, in nine of our 18 markets in 2009. These efforts, and excluding the capacity added from our recent entry into Europe, have more than doubled our sellable cabinet capacity since 2003.

Our strategy is to continue to grow in select existing markets and possibly expand to additional markets where demand and financial return potential warrant. We expect to execute this expansion strategy in a cost-effective and prudent manner through a combination of acquiring existing data centers through lease or purchase, or building new IBX centers based on key criteria, such as demand and potential financial return, in each market.

Our Customers

Our customers include carriers and other bandwidth providers, content providers, financial companies and global enterprises. We offer each customer a choice of business partners and solutions based on their colocation, interconnection and managed IT service needs. As of December 31, 2008, we had 2,272 customers worldwide (2,757 including the recently acquired customers in the Netherlands).

Typical customers in our four key customer categories include the following:

Enterprise	Carriers/Networks	Content Providers	Financial Companies
Apple	at&t	AOL	AT Kearney
Autodesk	British Telecom	ebay	Bank of America
Bechtel	Cable & Wireless	Electronic Arts	Chicago Mercantile Exchange
CapGemini	Comcast	Fox Interactive Media	Commerzbank
Deloitte	Level 3	Google	Deutsche Boerse
The Gap	NTT	MSN	Dow Jones
IBM	Sprint	News Corporation	Fidelity Investments
Salesforce.com	Verizon Business	Sony	NASDAQ OMX

Customers typically sign renewable contracts of one or more years in length. No single customer accounted for 10% or greater of our revenues for the years ended December 31, 2008, 2007 or 2006.

Our Services

Our services are primarily comprised of colocation, interconnection and managed IT infrastructure services.

Colocation Services

Our IBX centers provide our customers with secure, reliable and fault-tolerant environments that are necessary for optimum Internet commerce interconnection. Our IBX centers include multiple layers of physical security, scalable cabinet space availability, on-site trained staff 24 hours per day, 365 days a year, dedicated areas for customer care and equipment staging, redundant AC/DC power systems and multiple other redundant and fault-tolerant infrastructure systems. Some specifications or services provided may differ in our Asia-Pacific and European locations in order to properly meet the local needs of customers in these markets.

Within our IBX centers, customers can place their equipment and interconnect with a choice of networks or other business partners. We also provide customized solutions for customers looking to package our IBX services as part of their complex solutions. Our colocation products and services include:

Cabinets. Our customers have several choices for colocating their networking, server and storage equipment. They can place the equipment in one of our shared or private cages or customize their space. In Europe, customers can purchase their own private “suite” which is walled off from the rest of the data center. As a customer’s colocation requirements increase, they can expand within their original cage (or suite) or upgrade into a cage that meets their expanded requirements. Customers buy the hardware they place in our IBX centers directly from their chosen vendors. Cabinets (or suites) are priced with an initial installation fee and an ongoing recurring monthly charge.

Power. Power is an element of increasing importance in customers’ colocation decisions. We offer both AC and DC power circuits at various amperages and phases customized to a customer’s individual power requirements. Power is priced with an initial installation fee and an ongoing recurring monthly charge.

IBXflex. IBXflex allows customers to deploy mission-critical operations personnel and equipment on-site at our IBX centers. Because of the close proximity to their infrastructure within our IBX centers, IBXflex customers can offer a faster response and quicker troubleshooting solution than those available in traditional colocation facilities. This space can also be used as a secure disaster recovery point for customers’ business and operations personnel. This service is priced with an initial installation fee and an ongoing recurring monthly charge.

Interconnection Services

Our interconnection services enable scalable, reliable and cost-effective interconnection and traffic exchange between Equinix customers. These interconnection services are either on a one-to-one basis with direct cross connects or one-to-many through one of our Equinix Exchange services. In the peering community, we provide an important industry leadership role by acting as the relationship broker between parties who would like to interconnect within our IBX centers. Our staff holds significant positions in the leading industry groups such as the North American Network Operators’ Group, or NANOG, and the Internet Engineering Task Force, or IETF. Members of our staff have published industry-recognized white papers and strategy documents in the areas of peering and interconnection, many of which are used by other institutions worldwide in furthering the education and promotion of this important set of services. We will continue to develop additional services in the area of traffic exchange that will allow our customers to leverage the critical mass of networks now available in our IBX centers. Our current exchange services are comprised of the following:

Physical Cross-Connect/Direct Interconnections. Customers needing to directly and privately connect to another IBX center customer can do so through single or multi-mode fiber. These cross connections are the physical link between customers and can be implemented within 24 hours of request. Cross-connect services are priced with an initial installation fee and an ongoing monthly recurring charge.

Equinix Exchange. Customers may choose to connect to and peer through our Equinix Exchange via a central switching fabric rather than purchase a direct physical cross connection. With a connection to this switch, a customer can aggregate multiple interconnects over one physical connection with up to 10 gigabits of capacity instead of purchasing individual physical cross connects. The Exchange service is offered as a bundled service that includes a cabinet, power, cross connects and port charges. The service is priced by IBX center with an initial installation fee and an ongoing monthly recurring charge. Individual IBX center prices increase as the number of participants on the exchange service grows.

Equinix IBXLink. Customers who are located in one IBX center may need to interconnect with networks or other customers located in an adjacent or nearby IBX center in the same metro area. IBXLink allows customers to seamlessly interconnect between IBX centers at capacities up to an OC-192, or 10 gigabits per second level. IBXLink services are priced with an initial installation fee and an ongoing monthly recurring charge dependent on the capacity the customer purchases.

Internet Connectivity Services. Customers who are installing equipment in our IBX centers generally require IP connectivity or bandwidth services. Although many large customers prefer to contract directly with carriers, we offer customers the ability to contract for these services through us from any of the major bandwidth providers in that center. This service, which is provided in our Asia-Pacific region, is targeted to customers who require a single bill and a single point of support for their entire services contract through Equinix for their bandwidth needs. Internet connectivity services are priced with an initial installation fee and an ongoing monthly recurring charge based on the amount of bandwidth committed.

Managed IT Infrastructure Services

With the continued growth in Internet use, networks, service providers, enterprises and content providers are challenged to deliver fast and reliable service, while lowering costs. With over 300 Internet Service Providers (ISPs) and carriers located in our IBX centers, we leverage the value of network choice with our set of multi-network management and other outsourced IT services.

Professional Services. Our IBX centers are staffed with Internet and telecommunications specialists who are on-site and/or available 24 hours a day, 365 days a year. These professionals are trained to perform installations of customer equipment and cabling. Professional services are custom-priced depending on customer requirements.

Smart Hands Services. Our customers can take advantage of our professional “Smart Hands” service, which gives customers access to our IBX center staff for a variety of tasks, when their own staff is not on site. These tasks may include equipment rebooting, power cycling, card swapping and performing emergency equipment replacement. Services are available on-demand or by customer contract and are priced on an hourly basis.

Equinix Direct. Equinix Direct is a managed multi-homing service that allows customers to easily provision and manage multiple network connections over a single interface. Customers can choose branded networks on a monthly basis with no minimums or long-term commitments. This service is priced with an initial installation fee and ongoing monthly recurring charges, depending on the bandwidth used by the customer.

Sales and Marketing

Sales. We use a direct sales force and channel marketing program to market our services to global enterprises, content providers, financial companies and network service providers. We organize our sales force by customer type as well as by establishing a sales presence in diverse geographic regions, which enables efficient servicing of the customer base from a network of regional offices. In addition to our worldwide headquarters located in Silicon Valley, we have established an Asia-Pacific regional headquarters in Hong Kong, and a European regional headquarters in London. Our U.S. sales offices are located in Boston, Chicago, Los Angeles, New York, Reston, Virginia and Silicon Valley. Our Asia-Pacific sales offices are located in Hong Kong, Singapore, Sydney and Tokyo. Our European sales offices are located in Amsterdam, Dusseldorf, Frankfurt, Geneva, London, Munich, Paris and Zurich.

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

Marketing. To support our sales effort and to actively promote our brand in the U.S., Asia-Pacific and Europe, we conduct comprehensive marketing programs. Our marketing strategies include an active public relations campaign and ongoing customer communications programs. Our marketing efforts are focused on major business and trade publications, online media outlets, industry events and sponsored activities. Our staff holds leadership positions in key networking organizations and we participate in a variety of Internet, computer and financial industry conferences, placing our officers and employees in keynote speaking engagements at these conferences. We also regularly measure customer satisfaction levels and host key customer forums to ensure customer needs are understood and incorporated in product and service planning efforts. From a brand perspective, we build recognition through sponsoring or leading industry technical forums and participating in Internet industry standard-setting bodies. We continue to develop and host industry educational forums focused on peering technologies and practices for ISPs and content providers.

Our Competition

Our current and potential competition includes:

•

Internet data centers operated by established communications carriers such as at&t, COLT, Level 3, NTT, Qwest, SAVVIS, SingTel and Verizon Business. Unlike the major network providers, who constructed data centers primarily to help sell bandwidth, we have aggregated multiple networks in centralized locations, designed to provide superior diversity, bandwidth, pricing and performance for our customers. Telecommunications companies’ data centers generally only provide one choice of carrier and target customers with high managed services needs as part of their pricing structures. Locating in our IBX centers provides access to top tier networks and allows customers to negotiate prices with a number of carriers, resulting in better economics and redundancy for our customers. Because telecom carriers are not network-neutral, we believe we have a competitive advantage over these carriers because access to their networks is also available in our IBX centers.

•

Network access points (NAPs) and/or network-neutral colocation providers such as Global Switch, Interxion, Switch and Data and TelecityGroup. NAPs, generally operated by carriers, are typically older facilities that often cannot scale with traffic growth. In contrast, we provide state-of-the-art, secure centers and geographic diversity with 24-hour support and a full range of network and content provider interconnection offerings along with certain other network-neutral colocation providers. Other network-neutral colocation providers lack the ability to serve key global markets. For example, Equinix is the only network-neutral colocation provider with a presence in all of the top 10 major financial markets in the world.

•

Vertically integrated website hosting, colocation and ISP companies such as at&t, SAVVIS, Verizon Business and Vericenter. Most managed service providers require that customers purchase their entire network and managed services directly from them. We are a network and service provider aggregator and allow customers the ability to contract directly with the networks and webhosting partners located in our IBX centers that are best-suited for their business. By locating in one of our IBX centers, hosting companies increase our value and business proposition by bringing in more partners and customers and thus enhancing the network effect in our IBX centers.

•

Real Estate Investment Trusts (REITs) such as Digital Realty Trust and DuPont Fabros. Some REITs have leased or started building data centers focused on meeting the outsourced data center needs of wholesale, or very large, customer deployments. These centers primarily provide space and power without additional services. These customers are not typically suited to the Equinix model as we focus on a large number of diverse customers on a per IBX center basis thereby creating a network effect for customers and maximizing the financial returns on a per site basis.

•

Private data centers operated by companies requiring significant colocation space such as AOL, Google and Microsoft. Certain companies require significant colocation space to run their Internet operations. Certain of these companies, with a large need for raw space, have opted to build their own private data centers in areas that are often less expensive than the network-rich metropolitan areas in which our IBX centers are located. While many of these companies maintain a presence in our IBX centers for interconnection purposes, the majority of their basic colocation needs are met by these private centers. Due to the large footprints required by these customers, they are not target customers of Equinix.

Unlike other providers whose core businesses are bandwidth or managed services, we focus on neutral interconnection hubs for content providers, financial companies and global enterprises. As a result, we are free of the channel conflict common at other hosting/colocation companies. We compete based on the quality of our IBX centers, our ability to provide a one-stop solution in our U.S., European and Asia-Pacific locations, the performance and diversity of our network-neutral strategy and the economic benefits of the aggregation of top networks and Internet businesses under one roof. Specifically, we have established relationships with a number of leading hosting companies such as IBM (our largest customer) and others. We expect the industry to continue to benefit from several industry trends including the consolidation of supply in the colocation market, the need for contracting with multiple networks due to the uncertainty in the telecommunications market, customers’ increasing power requirements, enterprise customers’ growth in outsourcing and the continued growth of broadband.

Our Business Segment Financial Information

We currently operate in three reportable segments, comprised of our U.S., Europe and Asia-Pacific geographic regions. Information attributable to each of our reportable segments is set forth in Note 16 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Employees

As of December 31, 2008, we had 1,115 employees. We had 646 employees based in the U.S., 279 employees based in Europe and 190 employees based in Asia-Pacific. Of those employees, 508 were in engineering and operations, 179 were in sales and marketing and 428 were in management, finance and administration.

Available Information

We were incorporated in Delaware in June 1998. We are required to file reports under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission. You may read and copy our materials on file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements and other information.

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

We have a significant amount of debt. As of December 31, 2008, our total indebtedness was approximately $1.2 billion, our stockholders’ equity was $892.7 million and our cash and investments totaled $307.9 million.

Our substantial amount of debt could have important consequences. For example, it could:

•

require us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, reducing the availability of our cash flow to fund future capital expenditures, working capital, execution of our expansion strategy and other general corporate requirements;

•	make it more difficult for us to satisfy our obligations under our various debt instruments;

•	increase our vulnerability to general adverse economic and industry conditions and adverse changes in governmental regulations;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry, which may place us at a competitive disadvantage compared with our competitors;

•	limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity, which would also limit our ability to further expand our business; and

•	make us more vulnerable to increases in interest rates because of the variable interest rates on some of our borrowings to the extent we have not effectively hedged such variable rates.

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

In addition, of our total indebtedness as of December 31, 2008, $576.0 million was non-convertible senior debt (of which $251.7 million is with a single lender). Although these are committed facilities, virtually all of which are fully drawn or advanced for which we are amortizing debt repayments of either principal and/or interest only, and we are in full compliance with all covenants related to them effective December 31, 2008 (we amended certain provisions in connection with one of our financings related to certain financial covenants effective December 31, 2008), deteriorating market and liquidity conditions may give rise to issues which may impact the lenders’ ability to hold these debt commitments to their full term. Accordingly, these lenders of committed and drawn facilities may attempt to call this debt which would have a material adverse effect on our liquidity, even though no call provisions exist without being in default.

We may also need to refinance a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of our existing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. These risks could adversely affect our financial condition, cash flows and results of operations.

If we are not able to generate sufficient operating cash flows or obtain external financing, our ability to fund incremental expansion plans may be limited.

Our capital expenditures, together with ongoing operating expenses and obligations to service our debt, will be a substantial drain on our cash flow and may decrease our cash balances. The capital markets are currently limited for external financing opportunities. Additional debt or equity financing, especially in the current credit-constrained climate, may not be available when needed or, if available, may not be available on satisfactory terms. Our inability to obtain needed debt and/or equity financing or to generate sufficient cash from operations may require us to prioritize projects or curtail capital expenditures which could adversely affect our results of operations.

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial markets has had and may continue to have an impact on our business and our financial condition. For example, we are currently unable to access cash invested with the Reserve Primary Fund, a prime obligations money market fund that has suspended redemptions and is being liquidated. While the Company received periodic distributions from the Reserve in October and December of 2008, the Reserve continues to hold a portion of our investment balance. We had invested approximately $50.9 million in this fund, wrote-off $1.5 million and have received redemptions of approximately $40.2 million. The remaining balance still held at the Reserve had a fair value of approximately $9.2 million as of December 31, 2008. In February 2009, we received an additional distribution of $3.4 million from the Reserve. While we expect to receive substantially all of our remaining holdings in this fund within the next six months, we cannot predict when this will occur or the amount we will receive. Further, a number of litigation claims have been filed against the Reserve’s management which could potentially delay the timing and amount of the final distributions of the fund. If the litigation were to continue for an extended period of time it is possible that the Reserve management’s cost of defending these claims could also reduce the final amount of distribution to us. We do not believe that the current liquidity issues related to this fund will impact our ongoing business operations. However, if the current market conditions continue to deteriorate, we may suffer further losses on our investment portfolio, which could have a material adverse effect on our liquidity.

The global financial crisis could have a material adverse effect on our liquidity in other ways. Customer collections are our primary source of cash. While we believe we have a strong customer base and have experienced strong collections in the past, if the current market conditions continue to deteriorate some of our customers may begin to have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us. For example, we have a number of large customers in the financial services sector which has been significantly impacted by the downturn. We may also be required to increase our allowance for doubtful accounts and our results would be negatively impacted. Our sales cycle could also be lengthened as customers slow spending, or delay decision-making, on our products and services, which could adversely affect our revenue growth. Finally, we could also experience pricing pressure as a result of economic conditions if our competitors lower prices and attempt to lure away our customers with lower cost solutions.

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

We maintain an investment portfolio of various holdings, types and maturities, including money market funds and other short-term and long-term securities. These securities are classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses as a separate component of accumulated other comprehensive income or loss. Our portfolio includes fixed income securities, the values of which are subject to market price volatility and changes in interest rates. If the market price declines, we may recognize in our statements of operations the decline in fair value of our investments below the cost basis when the decline is judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of our portfolio and interest rates, refer to our discussion of our investment portfolio and interest rate risks in “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, Item 7A of this Annual Report on Form 10-K.

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

Although we have in the past, and may decide in the future, to undertake foreign exchange hedging transactions to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure. For example, while we hedge certain of our foreign currency assets and liabilities on our balance sheet, we do not hedge revenue. During fiscal 2007 and the first half of 2008, the U.S. dollar had been generally weaker relative to the currencies of the foreign countries in which we operate. This overall weakness of the U.S. dollar had a positive impact on our consolidated results of operations because the foreign denominations translated into more U.S. dollars. However, during the second half of 2008, the U.S. dollar strengthened relative to certain of the currencies of the foreign countries in which we operate. This significantly impacted our consolidated financial position and results of operations as amounts in foreign currencies are generally translating into less U.S. dollars. Further strengthening of the U.S. dollar would continue to have a significant impact on our consolidated financial position and results of operations including the amount of revenue that we report in future periods. For additional information on foreign currency risk, refer to our discussion of foreign currency risk in “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, Item 7A of this Annual Report on Form 10-K.

Our products and services have a long sales cycle that may harm our revenues and operating results.

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

The current economic downturn may further impact this long sales cycle by making it extremely difficult for customers to accurately forecast and plan future business activities. This could cause customers to slow spending, or delay decision-making, on our products and services, which would delay and lengthen our sales cycle.

Delays due to the length of our sales cycle may materially and adversely affect our revenues and operating results, which could harm our ability to meet our forecasts for a given quarter and cause volatility in our stock price.

We have incurred substantial losses in the past and may incur additional losses in the future.

As of December 31, 2008 our accumulated deficit was $427.1 million. Although we generated net income during 2008, our first full year of net income since our inception, we are also currently investing heavily in our future growth through the build-out of several additional IBX centers and IBX center expansions. As a result, we will incur higher depreciation and other operating expenses, as well as interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial crisis may also further add to our losses if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX centers or IBX centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We are continuing to invest in our expansion efforts but may not have sufficient customer demand in the future to realize expected returns on these investments.

We are considering the acquisition or lease of additional properties and the construction of new IBX centers beyond those expansion projects already announced. We will be required to commit substantial operational and financial resources to these IBX centers, generally 12 to 18 months in advance of securing customer contracts, and we may not have sufficient customer demand in those markets to support these centers once they are built. In addition, unanticipated technological changes could affect customer requirements for data centers and we may not have built such requirements into our new IBX centers. Either of these contingencies, if they were to occur, could make it difficult for us to realize expected or reasonable returns on these investments.

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

While we may prefer to locate new IBX centers adjacent to our existing locations, we may be limited by the inventory and location of suitable properties as well as by the need for adequate power and fiber to the site. In the event we decide to build new IBX centers separate from our existing IBX centers, we may provide services to interconnect these two centers. Should these services not provide the necessary reliability to sustain service, this could result in lower interconnection revenue and lower margins and could have a negative impact on customer retention over time.

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

Furthermore, we are dependent upon Internet service providers, telecommunications carriers and other website operators in the U.S., Asia-Pacific region, Europe and elsewhere, some of which have experienced significant system failures and electrical outages in the past. Users of our services may in the future experience difficulties due to system failures unrelated to our systems and services. If for any reason, these providers fail to provide the required services, our business, financial condition and results of operations could be materially and adversely impacted.

The market price of our stock may continue to be highly volatile, and the value of an investment in our common stock may decline.

Since January 1, 2008, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $35.14 to $100.75 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. General economic and market conditions, and market conditions for telecommunications stocks in general, may affect the market price of our common stock.

Announcements by others or us may also have a significant impact on the market price of our common stock. These announcements may relate to:

•	our operating results or forecasts;

•	new issuances of equity, debt or convertible debt by us;

•	developments in our relationships with corporate customers;

•	announcements by our customers or competitors;

•	changes in regulatory policy or interpretation;

•	governmental investigations;

•	changes in the ratings of our stock by securities analysts;

•	our purchase or development of real estate and/or additional IBX centers;

•	acquisitions by us of complementary businesses; or

•	the operational performance of our IBX centers.

The stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging telecommunications companies, and which have often been unrelated to their operating performance. These broad market fluctuations may adversely affect the market price of our common stock.

We expect our operating results to fluctuate.

We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuations in our operating results may cause the market price of our common stock to be volatile. We expect to experience significant fluctuations in our operating results in the foreseeable future due to a variety of factors, including, but not limited to:

•	fluctuations of foreign currencies in the markets in which we operate;

•	the timing and magnitude of capital expenditures, financing or other expenses related to the acquisition, purchase or construction of additional IBX centers or the upgrade of existing IBX centers;

•	demand for space, power and services at our IBX centers;

•

changes in general economic conditions, such as the current economic downturn, and specific market conditions in the telecommunications and Internet industries, both of which may have an impact on our customer base;

•	costs associated with the write-off or exit of unimproved or underutilized property, or the reversal of prior exit costs due to a change in strategy;

•

charges to earnings resulting from past acquisitions due to, among other things, impairment of goodwill or intangible assets, reduction in the useful lives of intangible assets acquired, identification of additional assumed contingent liabilities or revised estimates to restructure an acquired company’s operations;

•	the duration of the sales cycle for our services;

•	restructuring charges or reversals of existing restructuring charges, which may be necessary due to revised sublease assumptions, changes in strategy or otherwise;

•	acquisitions or dispositions we may make;

•	the financial condition and credit risk of our customers;

•	the provision of customer discounts and credits;

•	the mix of current and proposed products and services and the gross margins associated with our products and services;

•	the timing required for new and future centers to open or become fully utilized;

•	competition in the markets in which we operate;

•	conditions related to international operations;

•	increasing repair and maintenance expenses in connection with aging IBX centers;

•

lack of available capacity in our existing IBX centers to generate new revenue or delays in opening up new or acquired IBX centers that delay our ability to generate new revenue in markets which have otherwise reached capacity;

•	changes in rent expense as we amend our IBX center leases in connection with extending their lease terms when their initial lease term expiration dates approach;

•

the timing and magnitude of other operating expenses, including taxes, expenses related to the expansion of sales, marketing, operations and acquisitions, if any, of complementary businesses and assets;

•	the cost and availability of adequate public utilities, including power;

•	changes in employee stock-based compensation;

•	changes in income tax benefit or expense; and

•	changes in or new generally accepted accounting principles (GAAP) in the U.S. as periodically released by the Financial Accounting Standards Board (FASB).

Any of the foregoing factors, or other factors discussed elsewhere in this report, could have a material adverse effect on our business, results of operations and financial condition. Although we have experienced growth in revenues in recent quarters, this growth rate is not necessarily indicative of future operating results. Prior to 2008, we had generated net losses every fiscal year since inception. It is possible that we may not be able to generate positive net income on a quarterly or annual basis in the future. In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to lease and personnel expenses, depreciation and amortization and interest expenses. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. As such, comparisons to prior reporting periods should not be relied upon as indications of our future performance. In addition, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, we could experience an immediate and significant decline in the trading price of our stock.

We are exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

Although we received an unqualified opinion regarding the effectiveness of our internal controls over financial reporting as of December 31, 2008, in the course of our ongoing evaluation of our internal controls over financial reporting we have identified certain areas which we would like to improve and are in the process of evaluating and designing enhanced processes and controls to address these areas identified during our evaluation, none of which we believe constitutes a material change. However, we cannot be certain that our efforts will be effective or sufficient for us, or our independent registered public accounting firm, to issue unqualified reports in the future, especially as our business continues to grow and evolve.

Our ability to manage our operations and growth will require us to improve our operational, financial and management controls, as well as our internal reporting systems and controls. We may not be able to implement improvements to our internal reporting systems and controls in an efficient and timely manner and may discover deficiencies in existing systems and controls. Any such deficiencies could result in material misstatements in our consolidated financial statements.

If we cannot effectively manage our international operations, and successfully implement our international expansion plans, our revenues may not increase and our business and results of operations would be harmed.

For the years ended December 31, 2008, 2007 and 2006, we recognized 37%, 23% and 14%, respectively, of our revenues outside the U.S.

To date, the neutrality of our IBX centers and the variety of networks available to our customers has often been a competitive advantage for us. In certain of our acquired IBX centers in the Asia-Pacific region the limited number of carriers available reduces that advantage. As a result, we may need to adapt our key revenue-generating services and pricing to be competitive in those markets. In addition, we are currently undergoing expansions or evaluating expansion opportunities in Europe and in the Asia-Pacific region. Undertaking and managing expansions in foreign jurisdictions may present unanticipated challenges to us.

Our international operations are generally subject to a number of additional risks, including:

•	the costs of customizing IBX centers in foreign countries;

•	protectionist laws and business practices favoring local competition;

•	greater difficulty or delay in accounts receivable collection;

•	difficulties in staffing and managing foreign operations, including negotiating with foreign labor unions or workers’ councils;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	difficulties in repatriating funds from certain countries;

•	our ability to obtain, transfer, or maintain licenses required by governmental entities with respect to our business;

•	compliance with the Foreign Corrupt Practices Act; and

•	compliance with evolving governmental regulation with which we have little experience.

The increased use of high power density equipment may limit our ability to fully utilize our IBX centers.

Customers are increasing their use of high-density electrical power equipment, such as blade servers, in our IBX centers which has significantly increased the demand for power on a per cabinet basis. Because many of our IBX centers were built a number of years ago, the current demand for electrical power may exceed the designed electrical capacity in these centers. As electrical power, not space, is typically the limiting factor in our IBX centers, our ability to fully utilize those IBX centers may be limited. The availability of sufficient power may also pose a risk to the successful operation of our new IBX centers. The ability to increase the power capacity of an IBX center, should we decide to, is dependent on several factors including, but not limited to, the local utility’s ability to provide additional power; the length of time required to provide such power; and/or whether it is feasible to upgrade the electrical infrastructure of an IBX center to deliver additional power to customers. Although we are currently designing and building to a much higher power specification, there is a risk that demand will continue to increase and our IBX centers could become obsolete sooner than expected.

Acquisitions present many risks, and we may not realize the financial or strategic goals that were contemplated at the time of any transaction.

Over the last several years we have completed several acquisitions (including our acquisitions of IXEurope plc in 2007 and Virtu Secure Webservices B.V. in 2008) and we may make additional acquisitions in the future. These acquisitions may include acquisitions of businesses, products, services or technologies that we believe to be complementary, as well as acquisitions of new IBX centers or real estate for development of new IBX centers. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to several potential risks, including:

•	the possible disruption of our ongoing business and diversion of management’s attention by acquisition, transition and integration activities;

•	our potential inability to successfully pursue or realize some or all of the anticipated revenue opportunities associated with an acquisition, some of which would be anticipated in any purchase price;

•	the possibility that we may not be able to successfully integrate acquired businesses or achieve anticipated operating efficiencies or cost savings;

•	the possibility of customer dissatisfaction if we are unable to achieve levels of quality and stability on par with past practices;

•	the possibility that our customers may not accept either the existing equipment infrastructure or the “look-and-feel” of a new or different IBX center;

•	the possibility that additional capital expenditures may be required;

•	the possible loss or reduction in value of acquired businesses;

•	the possibility that carriers may find it cost-prohibitive or impractical to bring fiber and networks into a new IBX center;

•

the possibility of litigation or other claims in connection with or as a result of an acquisition, including claims from terminated employees, customers, former stockholders or other third parties; and

•	the possibility of pre-existing undisclosed liabilities, including but not limited to environmental or asbestos liability, for which insurance coverage may be insufficient or unavailable.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows.

We cannot assure you that the price for any future acquisitions of IBX centers will be similar to prior IBX center acquisitions. In fact, we expect acquisition costs, including capital expenditures required to build or render new IBX centers operational, to increase in the future. If our revenue does not keep pace with these potential acquisition and expansion costs, we may not be able to maintain our current or expected margins as we absorb these additional expenses. There is no assurance we would successfully overcome these risks or any other problems encountered with these acquisitions.

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

Our IBX centers are subject to state and local real property taxes in the U.S. and certain of our foreign jurisdictions. The state and local real property taxes on our IBX centers may increase as property tax rates change and as the value of the properties are assessed or reassessed by taxing authorities. Many state and local governments are facing budget deficits, which may cause them to increase assessments or taxes. If property taxes increase, our business, financial condition and operating results could be adversely affected.

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

We have various mechanisms in place that may discourage takeover attempts.

Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a third party from acquiring control of us in a merger, acquisition or similar transaction that a stockholder may consider favorable. Such provisions include:

•	authorization for the issuance of “blank check” preferred stock;

•	the prohibition of cumulative voting in the election of directors;

•	a super-majority voting requirement to effect business combinations or certain amendments to our certificate of incorporation and bylaws;

•	limits on the persons who may call special meetings of stockholders;

•	the prohibition of stockholder action by written consent; and

•	advance notice requirements for nominations to the Board or for proposing matters that can be acted on by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders in certain situations, may also discourage, delay or prevent someone from acquiring or merging with us.

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

Fossil fuel combustion creates greenhouse gas emissions that are linked to global climate change. Regulations to limit greenhouse gas emissions are in force in the European Union in an effort to prevent or reduce climate change. In the United States, federal proposals are expected to be introduced that would, if adopted, implement some form of regulation or taxation to reduce or mitigate greenhouse gas emissions. Several states within the United States have adopted laws intended to limit fossil fuel consumption and/or encourage renewable energy development for the same purpose. The proposals include a tax on carbon, a carbon

“cap-and-trade” market, and/or other restrictions on carbon and greenhouse gas emissions. California’s Global Warming Solutions Act of 2006 established a statewide greenhouse gas emissions cap and will require mandatory emissions reporting. The area of greenhouse gas limitations and regulation is rapidly changing and will continue to change as additional legislation is considered and adopted, and regulations are finalized that implement existing law.

We do not anticipate being directly regulated by each of the potential or developing climate change-related laws and regulations, but the resulting controls on greenhouse gas emissions are likely to increase the costs of electricity or fossil fuels, and these cost increases could materially increase our costs of operation or limit the availability of electricity or emergency generator fuels. If laws reducing greenhouse gas emissions are passed or new regulations are implemented based on existing law, we may be required to modify our emergency power source systems, buildings or other infrastructure in order to comply, the cost of which could be substantial.

To the extent any of these environmental regulations impose new or unexpected costs, our business, results of operations or financial condition may be adversely affected.

We depend on a number of third parties to provide Internet connectivity to our IBX centers; if connectivity is interrupted or terminated, our operating results and cash flow could be materially and adversely affected.

The presence of diverse telecommunications carriers’ fiber networks in our IBX centers is critical to our ability to retain and attract new customers. We are not a telecommunications carrier, and as such we rely on third parties to provide our customers with carrier services. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results. We rely primarily on revenue opportunities from the telecommunications carriers’ customers to encourage them to invest the capital and operating resources required to connect from their centers to our IBX centers. Carriers will likely evaluate the revenue opportunity of an IBX center based on the assumption that the environment will be highly competitive. We cannot provide assurance that each and every carrier will elect to offer its services within our IBX centers or that once a carrier has decided to provide Internet connectivity to our IBX centers that it will continue to do so for any period of time. Further, many carriers are experiencing business difficulties or announcing consolidations. As a result, some carriers may be forced to downsize or terminate connectivity within our IBX centers, which could have an adverse effect on our operating results.

Our new IBX centers require construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to our IBX centers is complex and involves factors outside of our control, including regulatory processes and the availability of construction resources. If the establishment of highly diverse Internet connectivity to our IBX centers does not occur, is materially delayed or is discontinued, or is subject to failure, our operating results and cash flow will be adversely affected. Any hardware or fiber failures on this network may result in significant loss of connectivity to our new IBX center expansions. This could affect our ability to attract new customers to these IBX centers or retain existing customers.

We may be vulnerable to security breaches which could disrupt our operations and have a material adverse effect on our financial performance and operating results.

A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate either our proprietary information or the personal information of our customers, or cause interruptions or malfunctions in our operations. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security. As techniques used to breach security change frequently, and are generally not recognized until launched against a target, we may not be able to implement security measures in a timely manner or, if and when implemented, whether these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and operating results.

A small number of customers account for a significant portion of our revenues, and the loss of any of these customers could significantly harm our business, financial condition and results of operations.

While no single customer accounted for 10% or more of our revenues for the years ended December 31, 2008, 2007 and 2006, our top 10 customers accounted for approximately 20%, 23% and 25%, respectively, of our revenues during these periods. We expect that a small percentage of our customers will continue to account for a significant portion of our revenues for the foreseeable future. We cannot guarantee that we will retain these customers or that they will maintain their commitments in our IBX centers at current levels. If we lose any of these key customers, or if any of them decide to reduce the level of their commitment to us, our business, financial condition and results of operations could be adversely affected.

We resell products and services of third parties that may require us to pay for such products and services even if our customers fail to pay us for them, which may have a negative impact on our operating results.

In order to provide resale services such as bandwidth, managed services and other network management services, we contract with third party service providers. These services require us to enter into fixed term contracts for services with third party suppliers of products and services. If we experience the loss of a customer who has purchased a resale product, we may remain obligated to continue to pay our suppliers for the term of the underlying contracts. The payment of these obligations without a corresponding payment from customers will reduce our financial resources and may have a material adverse effect on our operating and financial results and cash flows.

We have government customers, which subjects us to risks including early termination, audits, investigations, sanctions and penalties.

We derive some revenues from contracts with the U.S. government, state and local governments and their respective agencies. Some of these customers may terminate all or part of their contracts at any time, without cause.

There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending. Some of our federal government contracts are subject to the approval of appropriations being made by the U.S. Congress to fund the expenditures under these contracts. Similarly, some of our contracts at the state and local levels are subject to government funding authorizations.

Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

We may not be able to compete successfully against current and future competitors.

Our IBX centers and other products and services must be able to differentiate themselves from those of other providers of space and services for telecommunications companies, webhosting companies and other colocation providers. In addition to competing with neutral colocation providers, we must compete with traditional colocation providers, including telecom companies, carriers, Internet service providers and webhosting facilities. Similarly, with respect to our other products and services, including managed services, bandwidth services and security services, we must compete with more established providers of similar services. Most of these companies have longer operating histories and significantly greater financial, technical, marketing and other resources than us.

Because of their greater financial resources, some of our competitors have the ability to adopt aggressive pricing policies, especially if they have been able to restructure their debt or other obligations. As a result, in the future, we may suffer from pricing pressure that would adversely affect our ability to generate revenues and adversely affect our operating results. In addition, these competitors could offer colocation on neutral terms, and may start doing so in the same metropolitan areas in which we have IBX centers. Some of these competitors may also provide our target customers with additional benefits, including bundled communication services, and may do so in a manner that is more attractive to our potential customers than obtaining space in our IBX centers. If these competitors were able to adopt aggressive pricing policies together with offering colocation space, our ability to generate revenues may be materially and adversely affected.

We may also face competition from persons seeking to replicate our IBX center concept by building new IBX centers or converting existing IBX centers that some of our competitors are in the process of divesting. We may continue to see increased competition for data center space and customers from large REITS who also operate in our market. We may experience competition from our landlords, some of which are REITS, in this regard. Rather than leasing available space in our buildings to large single tenants, they may decide to convert the space instead to smaller square foot units designed for multi-tenant colocation use. Landlords/REITS may enjoy a cost effective advantage in providing services similar to those provided by our IBX centers, and in addition to the risk of losing customers to these parties this could also reduce the amount of space available to us for expansion in the future. Competitors may operate more successfully or form alliances to acquire significant market share. Furthermore, enterprises that have already invested substantial resources in outsourcing arrangements may be reluctant or slow to replace, limit or compete with their existing systems by becoming a customer. Customers may also decide it is cost effective for them to build out their own data centers which could have a negative impact on our results of operations. In addition, other companies may be able to attract the same potential customers that we are targeting. Once customers are located in competitors’ facilities, it may be extremely difficult to convince them to relocate to our IBX centers.

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

Our ability to maximize revenues depends on our ability to develop and grow a balanced customer base, consisting of a variety of companies, including global enterprises, content providers, financial companies, and network service providers. The more balanced the customer base within each IBX center, the better we will be able to generate significant interconnection revenues, which in turn increases our overall revenues. Our ability to attract customers to our IBX centers will depend on a variety of factors, including the presence of multiple carriers, the mix of products and services offered by us, the overall mix of customers, the IBX center’s operating reliability and security and our ability to effectively market our services. However, some of our customers are, and are likely to continue to be, Internet companies that face many competitive pressures and that may not ultimately be successful. If these customers do not succeed, they will not continue to use the IBX centers which may be disruptive to our business. Finally, the current economic downturn may harm our ability to attract and retain customers if customers slow spending, or delay decision-making, on our products and services or if customers begin to have difficulty paying us and we experience increased churn in our customer base. Any of these factors may hinder the development and growth of a balanced customer base and adversely affect our business, financial condition and results of operations.

The failure to obtain favorable terms when we renew our IBX center leases could harm our business and results of operations.

While we own certain of our IBX centers, others are leased under long-term arrangements with lease terms expiring at various dates ranging from 2009 to 2027. These leased centers have all been subject to significant development by us in order to convert them from, in most cases, vacant buildings or warehouses into IBX centers. All of our IBX center leases have renewal options available to us. However, these renewal options provide for rent set at then-prevailing market rates. To the extent that then-prevailing market rates are higher than present rates, these higher costs may adversely impact our business and results of operations.

We are subject to securities class action and other litigation, which may harm our business and results of operations.

During the quarter ended September 30, 2001, putative shareholder class action lawsuits were filed against us, a number of our officers and directors, and several investment banks that were underwriters of our initial public offering. Similar complaints were filed against more than 300 other issuers, their officers and directors, and investment banks. The suits allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. A previously agreed upon settlement with the plaintiffs has been terminated. On August 14, 2007, the plaintiffs filed amended complaints in six cases selected as test, or “focus,” cases and moved for class certification on September 27, 2007. On October 10, 2008, at the request of Plaintiffs, Plaintiffs’ motion for class certification was withdrawn, without prejudice. The parties in the approximately 300 coordinated class actions, including Equinix, the underwriter defendants in the Equinix class action, and the plaintiffs in the Equinix class action, have reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Equinix. The settlement is subject to approval by the parties and is also subject to Court approval.

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawaii, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the internet exchange services business of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana’s majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725 million value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which adds new plaintiffs (other alleged holders of Pihana common stock), but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended

Complaint were filed by Equinix and other Defendants. The court has not yet ruled on any of the motions to dismiss. We believe that plaintiffs’ claims and alleged damages are without merit and we intend to defend the litigation vigorously.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcomes of the above matters or whether such outcomes would have a material impact on our business, results of operations, financial condition or cash flows.

We continue to participate in the defense of the above matters, which may increase our expenses and divert management’s attention and resources. In addition, we may, in the future, be subject to other litigation. For example, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Any adverse outcome in litigation could seriously harm our business, results of operations, financial condition or cash flows.

We may not be able to protect our intellectual property rights.

We cannot assure that the steps taken by us to protect our intellectual property rights will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. We also are subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums in litigation, pay damages, develop non-infringing intellectual property, or acquire licenses to the intellectual property that is the subject of the alleged infringement.

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

The telecommunications industry is currently undergoing consolidation. As customers combine businesses, they may require less colocation space, and there may be fewer networks available to choose from. Given the competitive and evolving nature of this industry, further consolidation of our customers and/or our competitors may present a risk to our network-neutral business model and have a negative impact on our revenues. In addition, increased utilization levels industry-wide could lead to a reduced amount of attractive expansion opportunities available to us.

Terrorist activity throughout the world and military action to counter terrorism could adversely impact our business.

The September 11, 2001 terrorist attacks in the U.S., the ensuing declaration of war on terrorism and the continued threat of terrorist activity and other acts of war or hostility contribute to a climate of political and economic uncertainty. Due to existing or developing circumstances, we may need to incur additional costs in the future to provide enhanced security, which would have a material adverse effect on our business and results of operations. These circumstances may also adversely affect our ability to attract and retain customers, our ability to raise capital and the operation and maintenance of our IBX centers. We may not have adequate property and liability insurance to cover catastrophic events or attacks.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There is no disclosure to report pursuant to Item 1B.

ITEM 2.	PROPERTIES

Our executive offices are located in Foster City, California, and we also have sales offices in several cities throughout the United States. Our Asia-Pacific headquarters office is located in Hong Kong and we also have office space in Singapore; Tokyo, Japan; and Sydney, Australia, which is operated out of our IBX center there. Our European headquarters office is located in London, U.K. and our regional sales offices in Europe are based in our IBX centers in Europe. We have entered into leases for certain of our IBX centers in Dallas, Texas; Chicago, Illinois; Los Angeles, San Jose, Santa Clara and Sunnyvale, California; Newark and Secaucus, New Jersey; Hong Kong; Singapore; Sydney, Australia; Tokyo, Japan; London, U.K.; Paris, France; Frankfurt, Munich and Dusseldorf, Germany; Zurich and Geneva, Switzerland and Enschede, Zwolle and Amsterdam, Netherlands. We own certain of our IBX centers in Ashburn, Virginia; Chicago, Illinois; Los Angeles and San Jose, California and Frankfurt, Germany. We own campuses in Ashburn, Virginia and Frankfurt, Germany that house some of our IBX centers mentioned in the preceding sentence.

ITEM 3.	LEGAL PROCEEDINGS

On July 30, 2001 and August 8, 2001, putative shareholder class action lawsuits were filed against us, certain of our officers and directors (the “Individual Defendants”), and several investment banks that were underwriters of our initial public offering (the “Underwriter Defendants”). The cases were filed in the United States District Court for the Southern District of New York. Similar lawsuits were filed against approximately 300 other issuers and related parties. These lawsuits have been coordinated before a single judge. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 against us and the Individual Defendants. The plaintiffs have since dismissed the Individual Defendants without prejudice. The suits allege that the Underwriter Defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for our initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. On February 19, 2003, the Court dismissed the Section 10(b) claim against us, but denied the motion to dismiss the Section 11 claim. On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six “focus” cases, which are intended to serve as test cases. Plaintiffs selected these six cases, which do not include Equinix. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by plaintiffs, but noted that plaintiffs could ask the district court to certify more narrow classes than those that were rejected. On August 14, 2007, plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, plaintiffs moved to certify a class in the six focus cases. On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases moved to dismiss the amended complaints against them. On March 26, 2008, the district court dismissed the Section 11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of the plaintiffs, plaintiffs’ motion for class certification was withdrawn, without prejudice.

The parties in the approximately 300 coordinated class actions, including Equinix, the underwriter defendants in the Equinix class action, and the plaintiffs in the Equinix class action, have reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Equinix. The settlement is subject to approval by the parties and is also subject to Court Approval.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows. We intend to continue to defend the action vigorously.

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawaii, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the internet exchange services business of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana’s majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725.0 million value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which adds new plaintiffs (other alleged holders of Pihana common stock) but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed in a separate action by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by Equinix and other Defendants. The court has not yet ruled on any of the motions to dismiss. We believe that plaintiffs’ claims and alleged damages are without merit and we intend to defend the litigation vigorously.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Global Select Market under the symbol of “EQIX.” Our common stock began trading in August 2000. The following table sets forth on a per share basis the low and high closing prices of our common stock as reported by the NASDAQ Global Select Market during the last two years.

	Low	High
Fiscal 2008:
Fourth Fiscal Quarter	$35.14	$67.59
Third Fiscal Quarter	65.71	93.84
Second Fiscal Quarter	69.31	100.75
First Fiscal Quarter	57.78	99.62

Fiscal 2007:
Fourth Fiscal Quarter	$90.91	$116.66
Third Fiscal Quarter	81.91	96.99
Second Fiscal Quarter	78.21	91.47
First Fiscal Quarter	75.38	90.00

As of January 31, 2009, we had issued 37,769,926 shares of our common stock outstanding held by approximately 242 registered holders.

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

During the year ended December 31, 2008, we did not issue or sell any securities on an unregistered basis.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on Equinix’s common stock between December 31, 2003 and December 31, 2008 with the cumulative total return of (i) The NASDAQ Composite Index and (ii) The NASDAQ Telecommunications Index. This graph assumes the investment of $100.00 on December 31, 2003 in Equinix’s common stock, in The NASDAQ Composite Index, and in The NASDAQ Telecommunications Index, and assumes the reinvestment of dividends, if any.

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

The following consolidated statement of operations data for the five years ended December 31, 2008 and the consolidated balance sheet data as of December 31, 2008, 2007, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements and the related notes. Our historical results are not necessarily indicative of the results to be expected for future periods. The following selected consolidated financial data for the three years ended December 31, 2008 and as of December 31, 2008 and 2007, should be read in conjunction with our audited consolidated financial statements and the related notes in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K. In addition, in September 2007, we completed our acquisition of IXEurope plc, a significant acquisition. For further information on this acquisition, refer to Note 2 of our Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

	Years ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$704,680	$419,442	$286,915	$221,057	$163,671

Costs and operating expenses:
Cost of revenues	414,659	263,745	188,379	158,354	136,950
Sales and marketing	66,913	40,719	32,619	20,552	18,604
General and administrative	146,564	105,794	72,123	45,110	32,494
Restructuring charges	3,142	407	1,527	33,814	17,685
Gains on asset sales	—	(1,338)	(9,647)	—	—

Total costs and operating expenses	631,278	409,327	285,001	257,830	205,733

Income (loss) from operations	73,402	10,115	1,914	(36,773)	(42,062)
Interest income	7,413	15,406	6,627	3,584	1,291
Interest expense	(55,041)	(27,334)	(14,630)	(8,905)	(11,572)
Other income (expense)	1,307	3,047	(245)	25	76
Loss on debt extinguishment and conversion	—	(5,949)	—	—	(16,211)
Income tax benefit (expense)	104,457	(473)	(439)	(543)	(153)
Cumulative effect of a change in accounting principle	—	—	376	—	—

Net income (loss)	$131,538	$(5,188)	$(6,397)	$(42,612)	$(68,631)

Earnings per share:
Basic	$3.58	$(0.16)	$(0.22)	$(1.78)	$(3.87)

Weighted average shares—basic	36,774	32,136	28,551	23,956	17,719

Diluted	$3.31	$(0.16)	$(0.22)	$(1.78)	$(3.87)

Weighted average shares—diluted	43,728	32,136	28,551	23,956	17,719

Other Financial Data:
Net cash provided by operating activities	$267,558	$120,020	$75,412	$67,595	$36,912
Net cash used in investing activities	(486,724)	(1,054,725)	(158,470)	(108,722)	(56,865)
Net cash provided by financing activities	143,690	1,145,013	46,107	134,611	19,239

	As of December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term and long-term investments	$307,945	$383,900	$156,481	$188,855	$108,092
Accounts receivable, net	66,029	60,089	26,864	17,237	11,919
Property, plant and equipment, net	1,488,402	1,162,720	546,395	438,790	343,361
Total assets	2,448,266	2,181,868	771,832	680,997	501,798
Capital lease and other financing obligations, excluding current portion	133,031	93,604	92,722	94,653	34,529
Mortgage and loans payable, excluding current portion	386,446	313,915	96,746	58,841	—
Convertible debt, excluding current portion	645,986	678,236	86,250	86,250	122,074
Total stockholders’ equity	892,715	814,432	355,028	288,673	273,706

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our management’s discussion and analysis of financial condition and results of operations is intended to assist readers in understanding our financial information from our management’s perspective and is presented as follows:

•	Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Contractual Obligations and Off-Balance-Sheet Arrangements
•	Critical Accounting Estimates
•	Recent Accounting Pronouncements

Overview

Equinix provides network-neutral colocation, interconnection and managed services to global enterprises, content providers, financial companies and the world’s largest network service providers. As of December 31, 2008, we operated IBX centers in the Chicago, Dallas, Los Angeles, New York, Silicon Valley and Washington, D.C. metro areas in the United States, France, Germany, the Netherlands, Switzerland and the United Kingdom in the Europe region, and Australia, Hong Kong, Japan and Singapore in the Asia-Pacific region. We entered the European region in September 2007 through our acquisition of IXEurope Plc, or IXEurope, headquartered in London, U.K. We refer to this transaction as the IXEurope acquisition. We then acquired Virtu Secure Webservices B.V., or Virtu, based in the Netherlands to supplement our European operations in February 2008. We refer to this transaction as the Virtu acquisition.

Direct interconnection to our aggregation of networks, which serve more than 90% of the world’s Internet routes, allows our customers to increase performance while significantly reducing costs. Based on our network-neutral model and the quality of our IBX centers, we believe we have established a critical mass of customers. As more customers locate in our IBX centers, it benefits their suppliers and business partners to do so as well to gain the full economic and performance benefits of direct interconnection. These partners, in turn, pull in their business partners, creating a “network effect” of customer adoption. Our interconnection services enable scalable, reliable and cost-effective interconnection and traffic exchange thus lowering overall cost and increasing flexibility. Our focused business model is based on our critical mass of customers and the resulting network effect. This critical mass and the resulting network effect, combined with our strong financial position, continue to drive new customer growth and bookings.

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

On a consolidated basis our customer count increased to 2,272, excluding the impact of the Virtu acquisition, as of December 31, 2008 versus 1,881 as of December 31, 2007, an increase of 21%. Including the impact of the Virtu acquisition, our customer count was 2,757 as of December 31, 2008, an increase of 47%. Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available taking into account power limitations. Excluding the impact of the IXEurope and the Virtu acquisitions, our utilization rate increased to 81% as of December 31, 2008 versus 73% as of December 31, 2007; however, further excluding the impact of our IBX center expansion projects that have opened during the last 12 months, our utilization rate would have been 85% as of December 31, 2008. Our utilization rate varies from market to market among our IBX centers across the U.S., Europe and Asia-Pacific. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX centers to support power and cooling needs twice that of previous IBX centers. We could face power limitations in our centers even though we may have additional physical cabinet capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service offerings. As was the case with our recent expansions and acquisitions, our expansion criteria will be dependent on a number of factors such as demand from new and existing customers, quality of the design, power capacity, access to networks, capacity availability in current market location, amount of incremental investment required by us in the targeted property, lead-time to break-even and in-place customers. Like our recent expansions and acquisitions, the right combination of these factors may be attractive to us. Dependent on the circumstances, these transactions may require additional capital expenditures funded by upfront cash payments or through long-term financing arrangements in order to bring these properties up to Equinix standards. Property expansion may be in the form of purchases of real property, long-term leasing arrangements or acquisitions. Future purchases, construction or acquisitions may be completed by us or with partners or potential customers to minimize the outlay of cash, which can be significant.

Our business is based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure services. We consider these services recurring as our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues comprise greater than 90% of our total revenues. Over the past few years, greater than half of our then existing customers ordered new services in any given quarter representing greater than half of the new orders received in each quarter, contributing to our revenue growth.

Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services that we perform. These services are considered to be non-recurring as they are billed typically once and upon completion of the installation or professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. As a percentage of total revenues, we expect non-recurring revenues to represent less than 10% of total revenues for the foreseeable future.

Our U.S. revenues are derived primarily from colocation and interconnection services while our Europe and Asia-Pacific revenues are derived primarily from colocation and managed infrastructure services.

The largest cost components of our cost of revenues are depreciation, rental payments related to our leased IBX centers, utility costs, including electricity and bandwidth, IBX center employees’ salaries and benefits, including stock-based compensation, repairs and maintenance, supplies and equipment and security services. A substantial majority of our cost of revenues is fixed in nature and should not vary significantly from period to period, unless we expand our existing IBX centers or open new IBX centers. However, there are certain costs which are considered more variable in nature, including utilities and supplies that are directly related to growth in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will increase in the future on a per-unit or fixed basis in addition to the variable increase related to the growth of consumption by the customer. In addition, the cost of electricity is generally higher in the summer months as compared to other times of the year.

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

Due to our recurring revenue model and a cost structure which has a large base that is fixed in nature and generally does not grow in proportion to revenue growth, we expect our cost of revenues, sales and marketing expenses and general and administrative expenses to decline as a percentage of revenue over time, although we expect each of them to grow in absolute dollars in connection to our growth. This is evident in the trends noted below in our discussion on our results of operations. However, for cost of revenues, this trend may periodically be impacted when a large expansion project opens and before it starts generating any meaningful revenue.

Results of Operations

Our results of operations for the year ended December 31, 2008 include the operations of Virtu from February 5, 2008 to December 31, 2008. Our results of operations for the year ended December 31, 2007 include the operations of IXEurope from September 14, 2007 to December 31, 2007, but do not include the operations of Virtu.

Years Ended December 31, 2008 and 2007

Revenues. Our revenues for the years ended December 31, 2008 and 2007 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Years ended December 31,				Change
	2008	%	2007	%	$	%
U.S:
Recurring revenues	$425,964	61%	$311,776	74%	$114,188	37%
Non-recurring revenues	16,839	2%	13,102	3%	3,737	29%

	442,803	63%	324,878	77%	117,925	36%

Europe:
Recurring revenues	165,931	23%	35,309	9%	130,622	370%
Non-recurring revenues	11,571	2%	2,181	0%	9,390	431%

	177,502	25%	37,490	9%	140,012	373%

Asia-Pacific:
Recurring revenues	$78,192	11%	$52,571	13%	$25,621	49%
Non-recurring revenues	6,183	1%	4,503	1%	1,680	37%

	84,375	12%	57,074	14%	27,301	48%

Total:
Recurring revenues	670,087	95%	399,656	95%	270,431	68%
Non-recurring revenues	34,593	5%	19,786	5%	14,807	75%

	$704,680	100%	$419,442	100%	$285,238	68%

U.S. Revenues. The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers, as well as selective price increases in each of our IBX markets. During the year ended December 31, 2008, we recorded $30.6 million of revenue generated from our newly-opened IBX centers or IBX center expansions in the Chicago, New York, Silicon Valley and Washington, D.C. metro areas. We expect that our U.S. revenues will continue to grow in future periods as a result of continued growth in these newly-opened IBX centers and additional expansions currently taking place in the Los Angeles and New York metro areas, both of which are expected to open during mid-2009.

Europe Revenues. Our revenues from the United Kingdom, the largest revenue contributor in the Europe region, represented approximately 38% and 37%, respectively, of the regional revenues for the years ended December 31, 2008 and 2007. Our Europe revenues have increased over the course of 2008 as this region has grown due to our expansion efforts and we expect our Europe revenues to continue to grow in future periods, as a result of our newly-opened IBX center expansions in the Amsterdam, Frankfurt, London and Paris metro areas and additional expansions currently taking place in the Amsterdam, Frankfurt, London and Paris metro areas, all of which are expected to open during the first half of 2009, with the exception of the current London expansion which is expected to open during the first half of 2010.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 36% and 35%, respectively, of the regional revenues for the years ended December 31, 2008 and 2007. As in the U.S., Asia-Pacific revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers, as well as selective price increases in each of our IBX markets. During the year ended December 31, 2008, we recorded $12.5 million of revenue generated from our IBX center expansions in the Hong Kong, Singapore and Tokyo metro areas. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these newly-opened IBX center expansions and additional expansions currently taking place in the Sydney metro area, which is expected to open during the first half of 2009, and the Hong Kong and Singapore metro areas which are expected to open during the second half of 2009.

Cost of Revenues. Our cost of revenues for the years ended December 31, 2008 and 2007 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				Change
	2008	%	2007	%	$	%
U.S.	$238,443	57%	$198,432	75%	$40,011	20%
Europe	122,658	30%	30,245	12%	92,413	306%
Asia-Pacific	53,558	13%	35,068	13%	18,490	53%

Total	$414,659	100%	$263,745	100%	$150,914	57%

	Years ended December 31,
	2008	2007
Cost of revenues as a percentage of revenues:
U.S.	54%	61%
Europe	69%	81%
Asia-Pacific	63%	61%
Total	59%	63%

U.S. Cost of Revenues. U.S. cost of revenues for the years ended December 31, 2008 and 2007 included $91.8 million and $73.6 million, respectively, of depreciation expense. Growth in depreciation expense was due to our IBX center expansion activity. Excluding depreciation, the increase in U.S. cost of revenues was primarily due to overall growth related to our revenue growth and costs associated with our expansion projects, including (i) an increase of $15.7 million in utility costs as a result of increased customer installations, (ii) $6.0 million in higher compensation costs and (iii) an increase of $2.3 million in repair and maintenance costs, partially offset by a decrease of $3.0 million in rent and facility costs as a result of certain property acquisitions in 2007 and 2008. We anticipate that our U.S. cost of revenues will continue to increase in the foreseeable future to the extent that the occupancy levels in our U.S. IBX centers increase and as our newly-opened IBX centers or IBX center expansions commence operations more fully during 2009 and from our additional expansion activity currently taking place in the Los Angeles and New York metro areas. We expect U.S. cost of revenues to increase as we continue to grow our business.

Europe Cost of Revenues. Europe cost of revenues for the years ended December 31, 2008 and 2007 included $33.5 million and $7.6 million, respectively, of depreciation expense. Our Europe cost of revenues have increased over the course of 2008 as this region has grown due to our expansion efforts and we anticipate our Europe cost of revenues will continue to increase in future periods, as we sell out the available space in our existing data centers, as our newly-opened IBX centers or IBX center expansions commence operations more fully during 2009 and from our additional expansion activity currently taking place in the Amsterdam, Frankfurt, London and Paris metro areas. We expect Europe cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the years ended December 31, 2008 and 2007 included $17.6 million and $9.3 million, respectively, of depreciation expense. Growth in depreciation expense was due to our IBX center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in connection with revenue growth, such as $4.2 million of higher utility costs arising from increased customer installations and revenues attributed to customer growth, as well as $2.5 million of additional rent expense associated with new leases in connection with our recently-opened IBX center expansions and with our additional expansion activity currently taking place in the Hong Kong, Singapore and Sydney metro areas. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the years ended December 31, 2008 and 2007 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				Change
	2008	%	2007	%	$	%
U.S.	$38,219	57%	$31,291	77%	$6,928	22%
Europe	19,331	29%	2,987	7%	16,344	547%
Asia-Pacific	9,363	14%	6,441	16%	2,922	45%

Total	$66,913	100%	$40,719	100%	$26,194	64%

	Years ended December 31,
	2008	2007
Sales and marketing expenses as a percentage of revenues:
U.S.	9%	10%
Europe	11%	8%
Asia-Pacific	11%	11%
Total	9%	10%

U.S. Sales and Marketing Expenses. The increase in U.S. sales and marketing expenses was primarily due to an increase of $3.3 million in sales compensation costs as a result of revenue growth and $2.6 million of higher expenditures related to our branding initiatives. We expect U.S. sales and marketing expenses to increase as we continue to grow our business and invest further in various branding initiatives; however, as a percentage of revenues, we expect them to decrease.

Europe Sales and Marketing Expenses. Our Europe sales and marketing expenses for the years ended December 31, 2008 and 2007 included $6.0 million and $1.8 million of amortization expense related to customer contract intangible assets. Excluding amortization expense, our Europe sales and marketing expenses have grown over the course of 2008 as we grew this business and invested in various branding and integration initiatives. During the year ended December 31, 2008, we also recorded $1.3 million of bad debt expense in the Europe region due largely to integration of accounting policies in connection with internal control compliance initiatives. We expect Europe sales and marketing expenses to increase as we continue to grow our business; however, as a percentage of revenues, we expect them to decrease.

Asia-Pacific Sales and Marketing Expenses. The increase in Asia-Pacific sales and marketing expenses was primarily due to an increase in sales compensation over the prior period associated with the overall growth in this region and with expenditures related to our branding initiatives. We expect Asia-Pacific sales and marketing expenses to increase as we continue to grow our business; however, as a percentage of revenues, we expect them to decrease.

General and Administrative Expenses. Our general and administrative expenses for the years ended December 31, 2008 and 2007 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				Change
	2008	%	2007	%	$	%
U.S.	$96,657	66%	$83,215	79%	$13,442	16%
Europe	34,071	23%	8,292	7%	25,779	311%
Asia-Pacific	15,836	11%	14,287	14%	1,549	11%

Total	$146,564	100%	$105,794	100%	$40,770	39%

	Years ended December 31,
	2008	2007
General and administrative expenses as a percentage of revenues:
U.S.	22%	26%
Europe	19%	22%
Asia-Pacific	19%	25%
Total	21%	25%

U.S. General and Administrative Expenses. The increase in U.S. general and administrative expenses was primarily due to (i) $7.9 million of higher compensation costs, including increases in general salary, bonuses and stock-based compensation, and headcount growth (259 U.S. general and administrative employees as of December 31, 2008 versus 220 as of December 31, 2007), (ii) an increase of $2.6 million in professional fees related to various consulting projects to support our growth and (iii) an increase in depreciation expense as a result of our continued investment in information technology systems to support our growth. Going forward, we expect U.S. general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we expect them to decrease.

Europe General and Administrative Expenses. Our Europe general and administrative expenses for the years ended December 31, 2008 and 2007 included $7.8 million and $862,000, respectively, of stock-based compensation expense. Excluding stock-based compensation expense, our Europe general and administrative expenses have increased over the course of 2008 in connection with our growth and integration initiatives. We expect our Europe general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth and in connection with various ongoing integration initiatives related to investments in systems and internal control compliance; however, as a percentage of revenues, we expect them to decrease.

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

Restructuring Charges. During the year ended December 31, 2008, we recorded a restructuring charge adjustment of $3.1 million from revised sublease assumptions on our two excess space leases in the Los Angeles and New York metro areas as a result of new information becoming available. During the year ended December 31, 2007, we recorded a restructuring charge adjustment of $407,000 from revised sublease assumptions for the excess space lease in the Los Angeles metro area as a result of new information becoming available. The original restructuring charge for these two leases was recorded in the fourth quarter of 2004 and totaled $17.7 million. We are contractually committed to these two excess space leases through 2015. In February 2009, we decided to utilize the space we previously abandoned in order to expand our original Los Angeles IBX center. Accordingly, we will reverse the restructuring reserve during the three months ended March 31, 2009 associated with the Los Angeles lease (see Note 17 of Notes to Consolidated Financial

Statements in Item 8 of this Annual Report on Form 10-K). We estimate that this restructuring reserve reversal is approximately $5.7 million, which will be reflected in our financial statements for the three months ended March 31, 2009. Our excess space lease in the New York metro area will remain abandoned and continue to carry a restructuring charge.

Gains on Asset Sales. During the year ended December 31, 2007, we recorded a $1.3 million gain in connection with the sale of our Equinix mail service offering, which we sold for $1.7 million in gross cash proceeds. No gains on asset sales were recorded during the year ended December 31, 2008.

Interest Income. Interest income decreased to $7.4 million for the year ended December 31, 2008 from $15.4 million for the year ended December 31, 2007. Interest income decreased primarily due to lower yields on invested balances and lower average cash balances. The average yield for the year ended December 31, 2008 was 2.77% versus 5.08% for the year ended December 31, 2007. In addition, during the year ended December 31, 2008, we recorded realized losses from our investment portfolio, including a $1.5 million loss on one of our money market accounts as more fully described in Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. We expect our interest income to decrease for the foreseeable future due primarily to lower yields on our investment portfolio and lower average cash balances.

Interest Expense. Interest expense increased to $55.0 million for the year ended December 31, 2008 from $27.3 million for the year ended December 31, 2007. The increase in interest expense was primarily due to new financings entered into during 2007 and 2008 consisting of (i) our $110.0 million Chicago IBX financing, which was drawn down during the construction period of the Chicago metro area IBX expansion project and which became fully drawn in March 2008, with an approximate interest rate of 4.19% per annum; (ii) our $250.0 million 2.50% convertible subordinated notes offering in March 2007; (iii) our approximately $91.0 million Asia-Pacific financing, of which approximately $63.2 million was drawn during 2008 and, which was fully drawn as of December 31, 2008, with an approximate blended interest rate of 3.69% per annum; (iv) our $396.0 million 3.00% convertible subordinated notes offering in September 2007; (v) our approximately $131.0 million European financing, of which approximately $72.7 million was drawn during 2008 leaving only approximately $2.9 million remaining available to draw, with an approximate blended interest rate of 4.39% per annum and (vi) our Netherlands financing of approximately $6.5 million, acquired as a result of the Virtu acquisition, with an approximate interest rate of 4.18% per annum. This increase was partially offset by the partial conversion of $13.1 million of our 2.50% convertible subordinated debentures in November 2008 that resulted in a decrease in interest expense. During the years ended December 31, 2008 and 2007, we capitalized $6.0 million and $7.7 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we fully utilize or recognize the full impact of our existing financings to fund our expansion efforts and as we complete expansion efforts and cease to capitalize interest expense. In addition, commencing in 2009, interest expense will increase due to a new accounting pronouncement, FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” For further information, refer to “Recent Accounting Pronouncements” in Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Other Income (Expense). For the year ended December 31, 2008, we recorded $1.3 million of other income, primarily attributable to foreign currency exchange gains during the year. For the year ended December 31, 2007, we recorded $3.0 million of other income, primarily due to foreign currency exchange gains including a foreign exchange gain of $1.5 million as a result of hedging a portion of the IXEurope acquisition purchase price with forward contracts.

Loss on Conversion and Extinguishment of Debt. In March 2007, we retired $54.0 million of our convertible subordinated debentures in exchange for approximately 1.4 million newly issued shares of our common stock. As a result, we recorded a $3.4 million loss on debt conversion in accordance with FASB No. 84, “Induced Conversions of Convertible Debt,” due to the inducement fee paid. In September 2007, a senior bridge loan was terminated unused and, as a result, we recorded a $2.5 million loss on debt extinguishment reflecting the immediate write-off of capitalized debt issuance costs to secure the senior bridge loan. As a result of these two events, during the year ended December 31, 2007 we recognized a total of $5.9 million of loss on debt conversion and extinguishment. During the year ended December 31, 2008, we did not record any loss on conversion or extinguishment of debt in our statements of operations.

Income Taxes. For the year ended December 31, 2008, we recorded $104.5 million of income tax benefits primarily due to recognition of deferred tax assets of $101.9 million and $6.1 million associated with our U.S. and Australian operations, respectively, partially offset by tax provisions from other jurisdictions. For the year ended December 31, 2007, we recorded $473,000 of income tax expense primarily attributable to our foreign operations. As of December 31, 2008, we had a total valuation allowance of $40.3 million against our deferred tax assets, which is attributable to certain of our foreign operations. Once we release this remaining valuation allowance, it will impact our results of operations in the periods such a determination is made. We have not paid any significant cash income taxes since inception and we do not expect to pay any significant cash income taxes during 2009. Going forward, primarily as a result of the recognition of our U.S. deferred tax assets, we will commence the recording of income tax expense at the expected effective blended tax rates.

As of December 31, 2008, we had total net deferred tax assets of $98.6 million consisting primarily of favorable temporary differences and net operating loss carryforwards, the majority of which are attributable to our U.S. operations. Approximately $195.0 million of future pretax earnings for financial reporting purposes would need to be generated to realize these favorable temporary differences associated with our U.S. operations. In addition, approximately $54.0 million of future taxable income would need to be generated in future years to realize these net operating loss carryforwards associated with our U.S. operations. We believe it is achievable based on our current level of pretax earnings and our profitability forecast for future years. Historically, the difference between the pretax earnings for financial reporting purposes and the taxable income for income tax purposes in our U.S. operations has primarily included temporary adjustments such as depreciation expense, stock-based compensation and capital lease expenses. The temporary differences either increase or decrease the pretax earnings for financial reporting purposes to arrive at the taxable income for income tax purposes. However, it is expected that these temporary differences will generally increase the taxable income in the foreseeable future. The majority of the net operating loss carryforwards for income tax purposes in our U.S. operations does not start to expire until 2023.

Years Ended December 31, 2007 and 2006

Revenues. Our revenues for the years ended December 31, 2007 and 2006 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Years ended December 31,				Change
	2007	%	2006	%	$	%
U.S:
Recurring revenues	$311,776	74%	$235,363	82%	$76,413	32%
Non-recurring revenues	13,102	3%	10,703	4%	2,399	22%

	324,878	77%	246,066	86%	78,812	32%

Asia-Pacific:
Recurring revenues	52,571	13%	37,797	13%	14,774	39%
Non-recurring revenues	4,503	1%	3,052	1%	1,451	48%

	57,074	14%	40,849	14%	16,225	40%

Europe:
Recurring revenues	35,309	9%	—	—	35,309	100%
Non-recurring revenues	2,181	0%	—	—	2,181	100%

	37,490	9%	—	—	37,490	100%

Total:
Recurring revenues	399,656	95%	273,160	95%	126,496	46%
Non-recurring revenues	19,786	5%	13,755	5%	6,031	44%

	$419,442	100%	$286,915	100%	$132,527	46%

U.S. Revenues. The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers, as well as selective price increases in each of our IBX markets. During the year ended December 31, 2007, we recorded $15.3 million of revenues generated from our newly-opened IBX centers in the Chicago, New York, and Washington, D.C. metro areas.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in this region, represented approximately 35% and 39%, respectively, of the regional revenues for the years ended December 31, 2007 and 2006. As in the U.S., Asia-Pacific revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers, as well as selective price increases in each of our IBX markets. During the year ended December 31, 2007, we recorded $1.7 million of revenues generated from our new IBX center in Tokyo, which we acquired in December 2006, and $1.2 million from our IBX center expansion in Singapore.

Europe Revenues. Our revenues from the United Kingdom, the largest revenue contributor in this region, represented approximately 37% of the regional revenues for the year ended December 31, 2007.

Cost of Revenues. Our cost of revenues for the years ended December 31, 2007 and 2006 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				Change
	2007	%	2006	%	$	%
U.S.	$198,432	75%	$165,413	88%	$33,019	20%
Asia-Pacific	35,068	13%	22,966	11%	12,102	53%
Europe	30,245	12%	—	—	30,245	100%

Total	$263,745	100%	$188,379	100%	$75,366	40%

	Years ended December 31,
	2007	2006
Cost of revenues as a percentage of revenues:
U.S.	61%	67%
Asia-Pacific	61%	56%
Europe	81%	—
Total	63%	66%

U.S. Cost of Revenues. U.S. cost of revenues for the years ended December 31, 2007 and 2006 included $73.6 million and $65.0 million, respectively, of depreciation expense. Growth in depreciation expense was due to our IBX center expansion activity. Excluding depreciation expense, the increase in U.S. cost of revenues was primarily due to overall growth related to our revenue growth and costs associated with our expansion projects, including (i) $6.0 million of higher compensation costs, (ii) $5.0 million of higher rent and facility costs as a result of IBX center expansion activity and (iii) an increase of $10.3 million in utility costs from increasing customer installations.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the years ended December 31, 2007 and 2006 included $9.3 million and $3.5 million, respectively, of depreciation expense. Growth in depreciation expense was due to our IBX center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in connection with revenue growth, such as higher compensation costs, an increase in rent and facility costs and increasing utility and bandwidth costs in line with increasing customer installations and revenues attributed to customer growth.

Europe Cost of Revenues. Europe cost of revenues for the year ended December 31, 2007 included $7.6 million of depreciation expense.

Sales and Marketing Expenses. Our sales and marketing expenses for the years ended December 31, 2007 and 2006 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				Change
	2007	%	2006	%	$	%
U.S.	$31,291	77%	$28,052	86%	$3,239	12%
Asia-Pacific	6,441	16%	4,567	14%	1,874	41%
Europe	2,987	7%	—	—	2,987	100%

Total	$40,719	100%	$32,619	100%	$8,100	25%

	Years ended December 31,
	2007	2006
Sales and marketing expenses as a percentage of revenues:
U.S.	10%	11%
Asia-Pacific	11%	11%
Europe	8%	—
Total	10%	11%

U.S. Sales and Marketing Expenses. The increase in U.S. sales and marketing expenses was primarily due to increased sales compensation as a result of revenue growth, including increases in salaries, bonuses and stock-based compensation.

Asia-Pacific Sales and Marketing Expenses. The increase in Asia-Pacific sales and marketing expenses was primarily due to increased sales compensation as a result of revenue growth, including increases in salaries, bonuses and stock-based compensation.

Europe Sales and Marketing Expenses. Europe sales and marketing expenses during the year ended December 31, 2007 included $1.8 million of intangible asset amortization expense.

General and Administrative Expenses. Our general and administrative expenses for the years ended December 31, 2007 and 2006 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				Change
	2007	%	2006	%	$	%
U.S.	$83,215	79%	$60,645	84%	$22,570	37%
Asia-Pacific	14,287	14%	11,478	16%	2,809	24%
Europe	8,292	7%	—	—	8,292	100%

Total	$105,794	100%	$72,123	100%	$33,671	47%

	Years ended December 31,
	2007	2006
General and administrative expenses as a percentage of revenues:
U.S.	26%	25%
Asia-Pacific	25%	28%
Europe	22%	—
Total	25%	25%

U.S. General and Administrative Expenses. The increase in U.S. general and administrative expenses was primarily due to $13.4 million of higher compensation costs, including increases in general salaries, bonuses and stock-based compensation and headcount growth (220 U.S. general and administrative employees as of December 31, 2007 versus 175 as of December 31, 2006), an increase of $3.8 million in depreciation expense as a result of our continued investment in information technology systems to support our growth and an increase in professional services due to an increase in various consulting projects in connection with our growth strategies.

Asia-Pacific General and Administrative Expenses. The increase in Asia-Pacific general and administrative expenses was primarily due to higher compensation costs, including increases in general salaries, bonuses and stock-based compensation.

Europe General and Administrative Expenses. Europe general and administrative expenses during the year ended December 31, 2007 included $1.1 million of stock-based compensation and depreciation expense.

Restructuring Charges. During the year ended December 31, 2007, we recorded a restructuring charge adjustment of $407,000 as a result of revised sublease assumptions for our excess space lease in the Los Angeles metro area as a result of new information becoming available. During the year ended December 31, 2006, we recorded a restructuring charge adjustment of $1.5 million as a result of revised sublease assumptions on two of our excess space leases in the New York and Los Angeles metro areas as a result of new information becoming available. The original restructuring charge for these two leases was recorded in the fourth quarter of 2004 and totaled $17.7 million. We are contractually committed to these two leases through 2015.

Gains on Asset Sales. During the year ended December 31, 2007, we recorded a $1.3 million gain in connection with the sale of our Equinix mail service offering, which we sold for $1.7 million in gross cash proceeds. During the year ended December 31, 2006, we recorded a $9.6 million gain in connection with the sale of our Honolulu IBX center. We sold this IBX center for $9.8 million in gross cash proceeds.

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

Interest Expense. Interest expense increased to $27.3 million from $14.9 million for the years ended December 31, 2007 and 2006, respectively. The increase in interest expense was primarily due to new financings entered into during 2007 and 2006: (i) an additional financing of $40.0 million under the Ashburn campus mortgage payable during the three months ended December 31, 2006, which bears interest at 8.0% per annum, (ii) our $110.0 million Chicago IBX financing, which was drawn down during the construction period of the Chicago metro area IBX expansion project, of which $105.6 million was outstanding as of December 31, 2007 with an approximate interest rate of 8.375% per annum, (iii) our $250.0 million 2.50% convertible subordinated notes offering in March 2007, (iv) our approximately $40.0 million Asia-Pacific financing, of which approximately $25.9 million was outstanding as of December 31, 2007, with an approximate blended interest rate of 3.65% per annum, (v) our $396.0 million 3.00% convertible subordinated notes offering in September 2007 and (vi) our approximately $162.9 million European financing, of which $83.5 million was outstanding as of December 31, 2007 with an approximate blended interest rate of 7.74% per annum. This increase was partially offset by the $54.0 million partial conversion of our 2.50% convertible subordinated debentures in March 2007 that resulted in a decrease in interest expense. During the years ended December 31, 2007 and 2006, we capitalized $7.7 million and $1.6 million, respectively, of interest expense to construction in progress.

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

Loss on Conversion and Extinguishment of Debt. In March 2007, we retired $54.0 million of our convertible subordinated debentures in exchange for approximately 1.4 million newly issued shares of our common stock. As a result, we recorded a $3.4 million loss on debt conversion in accordance with FASB No. 84, “Induced Conversions of Convertible Debt,” due to the inducement fee paid. In September 2007, a senior bridge loan was terminated unused and, as a result, we recorded a $2.5 million loss on debt extinguishment reflecting the immediate write-off of capitalized debt issuance costs to secure the senior bridge loan. As a result of these two events, during the year ended December 31, 2007 we recognized a total of $5.9 million of loss on debt conversion and extinguishment. During the year ended December 31, 2006, we did not record any loss on conversion or extinguishment of debt in our statements of operations.

Income Taxes. During 2007, we recorded $473,000 of income tax expense primarily attributable to our foreign operations. During 2006, we recorded $439,000 of income tax expense primarily representing U.S. alternative minimum tax and a net tax benefit from our operations in Singapore, which resulted from the release of the valuation allowance in that jurisdiction.

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

Liquidity and Capital Resources

As of December 31, 2008, our total indebtedness was comprised of (i) convertible debt totaling $665.1 million from our convertible subordinated debentures, our 2.50% convertible subordinated notes and our 3.00% convertible subordinated notes and (ii) non-convertible debt and financing obligations totaling $576.0 million from our Washington D.C. metro area IBX capital lease, San Jose IBX equipment and fiber financing, Chicago IBX equipment financing, Los Angeles IBX financing, Paris metro area IBX capital lease, Ashburn campus mortgage payable, Chicago IBX financing, Asia-Pacific financing, European financing, Netherlands financing and other financing obligations.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of our current portion of debt due, and complete our publicly announced expansion projects for at least the next 12 months. As of December 31, 2008, we had $307.9 million of cash, cash equivalents and short-term and long-term investments. During the year ended December 31, 2008, we recorded an impairment loss of $1.5 million on our investment in the Reserve Primary Fund, which is referred to as the Reserve, as more fully described in Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. If the current capital market conditions continue to deteriorate, we may suffer further losses on our investment portfolio, which could have a material adverse effect on our liquidity. Besides our investment portfolio and any financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a well diversified customer base with no concentration of credit risk with any single customer, we have a number of large customers in the financial services sector. Further, while we believe we have a strong customer base and have experienced strong collections in the past, if the current market conditions continue to deteriorate our customers may have difficulty paying us, we may experience increased churn in our customer base, and there may be reductions in their commitments to us, all of which could have a material adverse effect on our liquidity.

As of December 31, 2008, we had a total of $2.9 million of additional liquidity available to us under the European financing for general working capital and expansion projects in France, Germany, Switzerland and the United Kingdom, which we believe we will utilize. In addition, in February 2009, we entered into a $25.0 million one-year revolving credit facility with Bank of America, which will be used to fund our working capital and will enable us to issue letters of credit under the Bank of America credit line (see Note 18 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K). We refer to this transaction as the $25.0 million Bank of America revolving credit line. Our indebtedness as of December 31, 2008, as noted above, consisted of $576.0 million of non-convertible senior debt, of which $251.7 million of this amount was held by a single lender. Although these are committed facilities, most of which are fully drawn or advanced for which we are amortizing debt repayments of either principal and/or interest only, and we are in full compliance with all covenants related to them effective December 31, 2008 (we amended certain provisions in connection with one of our financings related to certain financial covenants effective December 31, 2008), deteriorating market and liquidity conditions may give rise to issues which may impact the lenders’ ability to hold these debt commitments to their full term.

While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and to complete our publicly-announced IBX expansion plans, we may pursue additional expansion opportunities, primarily the build-out of new IBX centers, in certain of our existing markets which are at or near capacity within the next year. While we will be able to fund some of these expansion plans with our existing resources, additional financing, either debt or equity, may be required to pursue certain of these additional expansion plans. However, if current market conditions continue to persist, or deteriorate further, we may be unable to secure additional financing or any such additional financing may be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

Sources and Uses of Cash

	Years ended December 31,
	2008	2007	2006
	(in thousands)
Net cash provided by operating activities	$267,558	$120,020	$75,412
Net cash used in investing activities	(478,040)	(1,054,725)	(158,470)
Net cash provided by financing activities	145,106	1,145,013	46,107

Operating Activities

The increase in net cash provided by operating activities was primarily due to improved operating results as discussed above, strong collections of accounts receivable, management of vendor payments and growth in customer installations, which increases deferred installation revenue. We expect that we will continue to generate cash from our operating activities throughout 2009 and beyond.

Investing Activities

The significant increase in net cash used in investing activities during 2007 compared to 2008 and 2006 included (i) $541.8 million spent to acquire IXEurope, net of cash acquired, and (ii) $120.5 million spent to acquire real estate properties in San Jose and Los Angeles, California. Excluding these unique and significant events, the changes in our investing activities over the past three years is primarily related to our capital expenditure investment in property, plant and equipment for our IBX center expansion activity, which has increased each year during this three-year period. During the three years ended December 31, 2008, these capital expenditures were $471.1 million, $416.8 million and $162.3 million, respectively. We expect that our IBX expansion activity will decrease during 2009 as we carefully manage investing activities during the current turbulent economy.

Financing Activities

The significant increase in net cash provided by financing activities during 2007 compared to 2008 and 2006 included approximately $967.0 million of net proceeds raised in a common stock offering and two convertible debt offerings, the majority of which was used to fund the IXEurope acquisition and our IBX center expansion activities. Excluding this significant amount of fundraising in 2007, the changes in our financing activities primarily relate to the net proceeds from our mortgage and notes payable and credit line totaling $123.1 million, $147.5 million and $8.9 million, respectively, for the three years ended December 31, 2008. We expect that, unless we are successful in obtaining new financing, our financing activities will decrease in 2009. In February 2009, we entered into the $25.0 million Bank of America revolving credit line to fund our working capital and enable us to issue letters of credit.

Debt Obligations—Convertible Debt

Convertible Subordinated Debentures. During February 2004, we sold $86.3 million in aggregate principal amount of 2.50% convertible subordinated debentures due 2024, convertible into 2.2 million shares of our common stock, to qualified institutional buyers. The interest on the convertible subordinated debentures is payable semi-annually every February 15th and August 15th, and commenced in August 2004. The convertible subordinated debentures are convertible into shares of our common stock. Each $1,000 principal amount of convertible subordinated debentures is convertible into 25.3165 shares of our common stock. This represents an initial conversion price of approximately $39.50 per share of common stock. In March 2007, we entered into agreements with the holders of $54.0 million of these convertible subordinated debentures to exchange an aggregate of 1.4 million newly issued shares of our common stock for such holders’ convertible subordinated debentures. The number of shares of common stock issued equals the amount issuable upon conversion of the convertible subordinated debentures in accordance with their original terms. In addition, each holder received cash consideration equal to accrued and unpaid interest through the redemption date totaling $110,000, as well as the present value of future interest due through February 15, 2009 and an incremental fee, totaling $3.4 million, as an inducement fee. In November 2008, certain holders of these convertible subordinated debentures converted $13.1 million principal amount of their convertible subordinated debentures into 331,644 newly issued shares of our common stock. As of December 31, 2008, a total of $19.2 million convertible subordinated debentures remained outstanding and were convertible into 484,813 shares of our common stock. Holders of the convertible subordinated debentures had the right to require us to purchase all or a portion of these remaining convertible subordinated debentures totaling $19.2 million on February 15, 2009; however, none of them did so. In addition, in December 2008, due to a combination of factors, including the fact that the small number of convertible subordinated debentures remaining outstanding has resulted in small and infrequent trades of the convertible subordinated debentures creating an illiquid market and the depressed price of our common stock during this period, the parity provision clause (see “Convertible Subordinated Debentures” in Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K) was triggered. As a result, as of December 31, 2008, holders of the convertible subordinated debentures have the right to convert their individual debentures into shares of our common stock at any time. Therefore, we have reclassified the remaining convertible subordinated debentures as a current liability as of December 31, 2008.

2.50% Convertible Subordinated Notes. In March 2007, we issued $250.0 million in aggregate principal amount of 2.50% convertible subordinated notes due 2012. The interest on the 2.50% convertible subordinated notes is payable semi-annually every April 15th and October 15th, and commenced in October 2007. The initial conversion rate is 8.9259 shares of common stock per $1,000 principal amount of convertible subordinated notes, subject to adjustment. This represents an initial conversion price of approximately $112.03 per share of common stock or 2.2 million shares of our common stock. Upon conversion, holders will receive, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock.

Holders of the 2.50% convertible subordinated notes may convert their notes under certain defined circumstances, including during any fiscal quarter (and only during that fiscal quarter) ending after June 30, 2007, if the sale price of our common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than 130% of the conversion price per share of common stock on such last trading day, which was $145.64 per share as of December 31, 2008. In addition, holders of the 2.50% convertible subordinated notes may convert their individual notes at any time on or after March 15, 2012.

We may redeem all or a portion of the 2.50% convertible subordinated notes at any time after April 16, 2010 for cash but only if the closing sale price of our common stock for at least 20 of the 30 consecutive trading days immediately prior to the day we give notice of redemption is greater than 130% of the applicable conversion price per share of common stock on the date of the notice, which was $145.64 per share as of December 31, 2008. The redemption price will equal 100% of the principal amount of the convertible subordinated notes, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Upon conversion, due to the conversion formulas associated with the 2.50% convertible subordinated notes, if our stock is trading at levels exceeding 130% of the conversion price per share of common stock, and if we elect to pay any portion of the consideration in cash, additional consideration beyond the $250.0 million of gross proceeds received would be required. However, in no event would the total number of shares issuable upon conversion of the 2.50% convertible subordinated notes exceed 11.6036 per $1,000 principal amount of convertible subordinated notes, subject to anti-dilution adjustments, or the equivalent of $86.18 per share of common stock or a total of 2.9 million shares of our common stock. As of December 31, 2008, the 2.50% convertible subordinated notes were convertible into 2.2 million shares of our common stock.

The 2.50% convertible subordinated notes fall under the scope of a new accounting pronouncement, FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion,” applicable to us commencing in 2009. For further information, refer to “Recent Accounting Pronouncements” in Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

3.00% Convertible Subordinated Notes. In September 2007, we issued $396.0 million aggregate principal amount of 3.00% Convertible Subordinated Notes due October 15, 2014. Interest is payable semi-annually on April 15 and October 15 of each year, and commenced in April 2008.

Holders of the 3.00% convertible subordinated notes may convert their notes at their option on any day up to and including the business day immediately preceding the maturity date into shares of our common stock. The base conversion rate is 7.436 shares of common stock per $1,000 principal amount of 3.00% convertible subordinated notes, subject to adjustment. This represents a base conversion price of approximately $134.48 per share of common stock. If, at the time of conversion, the applicable stock price of our common stock exceeds the base conversion price, the conversion rate will be determined pursuant to a formula resulting in the receipt of up to 4.4616 additional shares of common stock per $1,000 principal amount of the 3.00% convertible subordinated notes, subject to adjustment. However, in no event would the total number of shares issuable upon conversion of the 3.00% convertible subordinated notes exceed 11.8976 per $1,000 principal amount of 3.00% convertible subordinated notes, subject to anti-dilution adjustments, or the equivalent of $84.05 per share of our common stock or a total of 4.7 million shares of our common stock. As of December 31, 2008, the 3.00% convertible subordinated notes were convertible into 2.9 million shares of our common stock.

Debt Obligations—Non-Convertible Debt

Capital Lease and Other Financing Obligations

Washington D.C. Metro Area IBX Capital Lease. In April 2004, we entered into a long-term lease for a 95,000 square foot data center in the Washington, D.C. metro area. The center is adjacent to our existing Washington D.C. metro area IBX center. This lease, which includes the leasing of all of the IBX plant and machinery equipment located in the building, is a capital lease. We took possession of this property during the fourth quarter of 2004, and as a result, recorded property, plant and equipment assets, as well as a capital lease obligation, totaling $35.3 million. Payments under this lease will be made monthly through October 2019 at an effective interest rate of 8.50% per annum. As of December 31, 2008, principal of $31.5 million remained outstanding under this capital lease.

San Jose IBX Equipment and Fiber Financing. In December 2004, we entered into a long-term lease for a 103,000 square foot data center in San Jose, and at the same time entered into separate agreements to purchase the equipment located within this new IBX center and to interconnect all three of our Silicon Valley area IBX centers to each other through redundant dark fiber links. Under U.S. generally accepted accounting principles, these three separate agreements were considered to be a single arrangement. Furthermore, while the building component of this transaction is classified as a long-term operating lease, the equipment and fiber portions of the transaction were classified as financed assets. We took possession of this property during the first quarter of 2005, and as a result, recorded property, plant and equipment and prepaid fiber assets, as well as a financing obligation, totaling $18.7 million. Payments under this financing obligation will be made monthly through May 2020 at an effective interest rate of 8.50% per annum. As of December 31, 2008, principal of $14.2 million remained outstanding under this financing obligation.

Chicago IBX Equipment Financing. In July 2005, we entered into a long-term sublease for a 107,000 square foot data center in Chicago, and at the same time entered into a separate agreement to purchase the equipment located within this IBX center. Under U.S. generally accepted accounting principles, these two separate agreements were considered to be a single arrangement. Furthermore, while the building component of this transaction is classified as a long-term operating lease, the equipment portion of the transaction is classified as financed assets. We took possession of this property and title to the equipment assets in November 2005, and as a result, recorded IBX equipment assets, as well as a financing obligation, totaling $9.7 million at that time. Payments under this financing obligation will be made monthly through August 2015 at an effective interest rate of 7.50% per annum. As of December 31, 2008, principal of $6.9 million remained outstanding under this financing obligation.

Los Angeles IBX Financing. In September 2005, we purchased a 107,000 square foot data center in the Los Angeles metro area for $34.7 million, which we paid for in full with cash in September 2005. In October 2005, we entered into a purchase and sale agreement to sell this Los Angeles IBX for $38.7 million and to lease it back from the purchaser pursuant to a long-term lease, which closed in December 2005, and we received net proceeds from the sale of this property of $38.1 million. However, due to our continuing involvement concerning certain aspects of this property, the sale and leaseback of this property does not qualify as a sale-leaseback under U.S. generally accepted accounting principles, but rather is accounted for as a financing of the property. We refer to this portion of the transaction as the Los Angeles IBX financing. Pursuant to the Los Angeles IBX financing, we recorded a financing obligation liability totaling $38.1 million in December 2005. Payments under the Los Angeles IBX financing will be made monthly through December 2025 at an effective interest rate of 7.75% per annum. As of December 31, 2008, principal of $37.7 million remained outstanding under this financing obligation.

Paris Metro Area IBX Capital Lease. In September 2008, we entered into a long-term lease for 10,850 square meters of vacant space within a warehouse building in the Paris metro area. The center is adjacent to one of our existing Paris metro area IBX centers. This lease is a capital lease and commenced on October 1, 2008. We took possession of this property during the fourth quarter of 2008, and as a result, recorded property, plant and equipment assets, as well as a capital lease obligation, totaling $39.3 million. Monthly payments under this lease commencing in April 2009 will be made through September 2020 at an effective interest rate of 7.43% per annum. As of December 31, 2008, principal of $40.0 million remained outstanding under this capital lease.

Other Capital Lease and Financing Obligations. We have various other capital leases and financing obligations under which principal of $7.2 million remained outstanding as of December 31, 2008.

Mortgage and Loans Payable

Ashburn Campus Mortgage Payable. In December 2005, we completed the financing of our October 2005 purchase of the Ashburn campus property with a $60.0 million mortgage to be amortized over 20 years. Upon receipt of the $60.0 million of cash in December 2005, we recorded a $60.0 million mortgage payable. Payments under the Ashburn campus mortgage payable will be made monthly through January 2026 at an effective interest rate of 8.1% per annum. In December 2006, we obtained an additional financing of $40.0 million under the Ashburn campus mortgage payable, which increased the total amount financed under the Ashburn campus mortgage payable to $100.0 million, on the same terms as the initial mortgage payable. As of December 31, 2008, principal of $94.4 million remained outstanding under this mortgage payable.

Chicago IBX Financing. In February 2007, one of our wholly-owned subsidiaries obtained a loan of up to $110.0 million to finance up to 60% of the development and construction costs of the Chicago metro area IBX expansion project, which we refer to as the Chicago IBX financing. Funds were advanced at up to 60% of project costs incurred. As of December 31, 2008, we had received advances representing a final loan payable totaling $110.0 million. The loan payable has an initial maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. The loan payable bears interest at a floating rate (one, three or six month LIBOR plus 2.75%) with interest payable monthly, which commenced in March 2007. As of December 31, 2008, the loan payable had an approximate interest rate of 4.19% per annum. The Chicago IBX financing has no specific financial covenants, contains a limited parent company guaranty and is collateralized by the assets of one of our Chicago IBX centers.

In May 2008, we entered into an interest rate swap agreement with one counterparty to hedge the interest payments on principal of $105.0 million of the Chicago IBX financing, which will mature in February 2011. Under the terms of the interest rate swap transaction, we receive interest payments based on rolling one-month LIBOR terms and pay interest at the fixed interest rate of 6.34% (swap rate of 3.59% plus borrowing margin of 2.75%).

Asia-Pacific Financing. In August 2007, two of our wholly-owned subsidiaries, located in Singapore and Tokyo, Japan, entered into an approximately $48.4 million multi-currency credit facility agreement (using the exchange rates as of December 31, 2008), which is comprised of 23.0 million Singapore dollars and 2.9 billion Japanese yen, respectively. In January 2008, the Asia-Pacific financing was amended to enable our subsidiary in Australia to borrow up to 32.0 million Australian dollars, or approximately $22.5 million (using the exchange rate as of December 31, 2008), under the same general terms, amending the Asia-Pacific financing into an approximately $70.9 million multi-currency credit facility agreement. In June 2008, the Asia-Pacific financing was further amended to enable our subsidiary in Hong Kong to borrow up to 156.0 million Hong Kong dollars, or approximately $20.1 million (using the exchange rate as of December 31, 2008), under the same general terms, amending the Asia-Pacific financing into an approximately $91.0 million multi-currency credit facility agreement. The Asia-Pacific financing has a four-year term that allows these four subsidiaries to borrow up to their credit limits during the first 12-month period with repayment to occur over the remaining three years in 12 equal quarterly installments. The Asia-Pacific financing bears interest at a floating rate (the relevant three-month local cost of funds), as applicable, plus 1.85%-2.50% depending on the ratio of our senior indebtedness to our earnings before interest, taxes, depreciation and amortization, or EBITDA, with interest payable quarterly. Loans payable under the Asia-Pacific financing have a final maturity date of June 2012. The Asia-Pacific financing may be used by these four subsidiaries to fund capital expenditures on leasehold improvements, equipment, and other installation costs related to expansion plans in Singapore, Tokyo, Sydney and Hong Kong. The Asia-Pacific financing is guaranteed by the parent company and is secured by the assets of these four subsidiaries, including a pledge of their shares, and has several financial covenants specific to our Asia-Pacific operations with which we must comply quarterly. As of December 31, 2008, we had fully drawn the Asia-Pacific financing and a total of $87.0 million was outstanding under the Asia-Pacific financing at an approximate blended interest rate of 3.69%. As of December 31, 2008, we were in compliance with all financial covenants in connection with the Asia-Pacific financing.

European Financing. In September 2007, as a result of the IXEurope acquisition, our wholly-owned subsidiary acquired a senior facilities agreement totaling approximately 82.0 million British pounds, or approximately $135.5 million (using the exchange rate as of December 31, 2008). The European financing is comprised of three facilities: (i) Facility A, which was available to draw upon through March 2008, provides for a term loan of up to approximately 40.0 million British pounds and bears a floating interest rate per annum of between 0.875% and 2.25% above LIBOR or EURIBOR; (ii) Facility B, which was available to draw upon through June 2010, provides for a term loan of up to approximately 40.0 million British pounds and bears a floating interest rate per annum of between 0.875% and 2.25% above LIBOR or EURIBOR and (iii) Facility C, which is available to draw upon through May 2014, provides for a revolving credit facility of up to approximately 2.0 million British pounds and bears a floating interest rate per annum of between 0.875% and 2.125% above LIBOR or EURIBOR. The European financing has a final maturity date of June 30, 2014 and interest is payable in periods of one, two, three or six months at our election. Facility A will be repaid in 13 semi-

annual installments, which commenced June 30, 2008. Facility B will be repaid in nine semi-annual installments commencing June 30, 2010. Facility C will be repaid at the final maturity date. The European financing is available to fund our subsidiary’s current or future operations in Europe, including capital expenditures, for certain approved subsidiaries in Europe, and amounts can be drawn in British pounds, Euros or Swiss francs. The European financing is collateralized by certain of our assets in Europe and contains several financial covenants specific to our European operations with which we must comply quarterly. In January 2009, we amended certain provisions of the European financing related to certain financial covenants and acknowledgment of the appointment of an executive officer in Europe, which were effective December 31, 2008. As a result of this amendment, we are in compliance with all financial covenants in connection with the European financing.

Upon a written request from us at any time after December 31, 2007 and through the final maturity date, and upon approval by the lenders, an additional term loan of up to 15.0 million British pounds, or approximately $21.9 million, may be made available to us. The European financing requires us to hedge the floating interest rates inherent in the European financing (on just a portion of the total amounts outstanding). As of December 31, 2008, approximately $131.0 million was outstanding under the European financing at an approximate blended interest rate of 4.39% per annum as we had fully utilized Facility A and Facility B, leaving 2.0 million British pounds of Facility C, or approximately $2.9 million, available to borrow under the European financing.

In May 2008, we entered into three interest rate swap agreements and re-designated two older ineffective interest rate swap agreements with a total of two counterparties to hedge the interest payments on the equivalent principal of $101.0 million of the European financing, which will mature in August 2009 and May 2011. Under the terms of the interest rate swap transactions, we receive interest payments based on rolling one-month EURIBOR and LIBOR terms and pay fixed interest rates ranging from 5.97% to 8.16% (swap rates ranging from 3.72% to 5.91% plus borrowing margin).

Netherlands Financing. In February 2008, as a result of the Virtu acquisition, our wholly-owned subsidiary assumed senior credit facilities totaling approximately 5.5 million Euros, which are callable by the lender and bear interest at a floating rate (three month EURIBOR plus 1.25%). As of December 31, 2008, a total of 4.6 million Euros, or approximately $6.5 million, was outstanding under the Netherlands financing with an approximate blended interest rate of 4.18% per annum. The Netherlands financing is collateralized by substantially all of our operations in the Netherlands. The Netherlands financing contains several financial covenants specific to our operations in the Netherlands, which must be complied with on an annual basis. As of December 31, 2008, our wholly-owned subsidiary in the Netherlands was not in compliance with certain of the financial covenants; however, the lender agreed to waive such non-compliance while we renegotiate the entire Netherlands financing, which should be completed by April 2009. If we are unable to renegotiate the Netherlands financing by April 2009, the financial covenants in their original form will go back into effect. Although the Netherlands financing has a payment schedule with a final payment date in January 2016, as of December 31, 2008, we had reflected the total amount outstanding of $6.5 million under the Netherlands financing as a current liability within the current portion of mortgage and loans payable on the accompanying balance sheet as it is not currently a committed facility (it is callable by the lender).

Other Note Payable. The other note payable arises from a 2005 lease restructuring and is a non-interest bearing note with an imputed interest rate of 6.14% per annum. Payments under the other note payable, which originally totaled $20.0 million, are payable quarterly and will be payable through the fourth quarter of 2009. As of December 31, 2008, $9.7 million was outstanding under the other note payable.

Contractual Obligations and Off-Balance-Sheet Arrrangements

We lease a majority of our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2027. The following represents our contractual obligations as of December 31, 2008 (in thousands):

	2009	2010		2011	2012	2013		2014 and thereafter	Total
Convertible debt (1)	$19,150	$—		$—	$250,000	$		$395,986	$665,136
Chicago IBX financing (1)	—	109,991	(5)	—	—		—	—	109,991
Asia-Pacific financing (1)	25,121	30,348		26,312	5,228		—	—	87,009
European financing (1)	8,170	14,895		16,530	19,892		23,977	47,517	130,981
Netherlands financing (1)	6,485	—		—	—		—	—	6,485
Interest (2)	31,530	25,447		23,305	17,538		14,772	10,458	123,050
Mortgage payable (3)	10,164	10,164		10,164	10,165		10,165	123,338	174,160
Other note payable (3)	10,000	—		—	—		—	—	10,000
Capital lease and other financing obligations (3)	15,242	16,562		16,810	16,695		16,785	138,595	220,689
Operating leases under accrued restructuring charges (3)	4,779	4,871		5,024	5,296		5,397	8,346	33,713
Operating leases (4)	52,077	49,578		45,598	44,583		44,391	197,434	433,661
Other contractual commitments (4)	228,586	23,467		5,375	2,201		2,200	29,376	291,205

	$411,304	$285,323		$149,118	$371,598		$117,687	$951,050	$2,286,080

(1)	Represents principal only.
(2)	Represents interest on convertible debt, Chicago IBX financing, Asia-Pacific financing, European financing and Netherlands financing based on their approximate interest rates as of December 31, 2008.
(3)	Represents principal and interest.
(4)	Represents off-balance sheet arrangements. Other contractual commitments are described below.
(5)	The loan payable under the Chicago IBX financing has an initial maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. Given the current market climate, we intend to extend the maturity of the loan payable under the Chicago IBX financing.

Primarily as a result of our various IBX expansion projects, as of December 31, 2008, we were contractually committed for $174.9 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers prior to making them available to customers for installation. This amount, which is expected to be paid during 2009 and 2010, is reflected in the table above as “other contractual commitments.”

We have other, non-capital purchase commitments in place as of December 31, 2008, such as commitments to purchase power in select locations, primarily in the U.S., Singapore and the United Kingdom, through 2009 and thereafter, and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2009. Such other purchase commitments as of December 31, 2008, which total $80.0 million, are also reflected in the table above as “other contractual commitments.”

Additionally, in October 2008, we entered into an agreement for lease for a property located in the London metro area, which is currently being developed by the landlord. Upon completion of the property development, which is expected to occur in November 2009, we will enter into a lease for this property for 20 years. This commitment to lease, which totals approximately $36.3 million, is also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures beyond the $174.9 million contractually committed as of December 31, 2008 in our various IBX expansion projects during 2009 and thereafter of approximately $100.0 million to $150.0 million in order to complete the work needed to open these IBX centers. These non-contractual capital expenditures are not reflected in the table above.

Other Off-Balance-Sheet Arrangements

We have various guarantor arrangements with both our directors and officers and third parties, including customers, vendors and business partners (see “Guarantor Arrangements” in Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K). As of December 31, 2008, there were no liabilities recorded for these arrangements.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of our financial statements requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. Management bases its assumptions, estimates and judgments on historical experience, current trends and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, because future events and their effects cannot be determined with certainty, actual results may differ from these assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Management believes that the following critical accounting estimates, among others, are the most critical to aid in fully understanding and evaluating our consolidated financial statements, and they require significant judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain:

•	Accounting for income taxes;

•	Accounting for impairment of goodwill; and

•	Accounting for property, plant and equipment.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Accounting for Income Taxes.

Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards on a taxing jurisdiction basis. We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid.

SFAS No. 109, “Accounting for Income Taxes,” requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined by SFAS No. 109 as a likelihood of more than 50 percent) such assets will not be realized.

The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. Our accounting for deferred tax consequences represents our best estimate of those future events.

In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, we record a valuation allowance. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified.

This assessment, which is completed on a taxing jurisdiction basis, takes into account a number of types of evidence, including the following: 1) the nature, frequency and severity of current and cumulative financial reporting losses, 2) sources of future taxable income and 3) tax planning strategies.

As of December 31, 2008, we had total net deferred tax assets of $98.6 million. As of December 31, 2007, we had total net deferred tax liabilities of $19.6 million. As of December 31, 2008 and 2007, we had a total valuation allowance of $40.3 million and $163.1 million, respectively. In the fourth quarter of 2008, we decided to release our valuation allowances associated with our U.S. and Australian operations, which resulted in an income tax benefit of $101.9 million and $6.1 million, respectively, in our results of operations for this period.

We believe that both our U.S. and Australian operations have achieved a sufficient level of profitability and will sustain a sufficient level of profitability in 2009 and beyond to support the release of these valuation allowances based on current facts and circumstances. However, if our assumptions on the future performance of these regions prove not to be correct and these regions are not able to sustain a sufficient level of profitability to support the associated deferred tax assets on our balance sheet, we will have to impair our deferred tax assets through an additional valuation allowance, which would impact our financial position and results of operations in the period such a determination is made.

Our remaining valuation allowance as of December 31, 2008 relates to certain of our subsidiaries outside of the U.S. Once we release our remaining valuation allowance, it will have an impact to our financial position and results of operations in the periods such a determination is made. We will continue to assess the need for our valuation allowances, by country or location, in the future.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Accounting for Impairment of Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we perform goodwill impairment reviews annually, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

During the year ended December 31, 2008, we completed annual goodwill impairment reviews of both the Europe reporting unit and the Asia-Pacific reporting unit and concluded that there was no impairment as the fair value of both reporting units exceeded their carrying value.

We use both the income and market approach in step one of our goodwill impairment reviews and weight the results of both equally. Under the income approach, we develop a five-year cash flow forecast and use our weighted-average cost of capital applicable to our reporting units as discount rates. This requires assumptions and estimates derived from a review of our actual and forecasted operating results, approved business plans, future economic conditions and other market data.

These assumptions require significant management judgment and are inherently subject to uncertainties.

Future events, changing market conditions and any changes in key assumptions may result in an impairment charge. While we have never recorded an impairment charge against our goodwill to date, the development of adverse business conditions in our Asia-Pacific or European reporting units, such as higher than anticipated customer churn or significantly increased operating costs, or significant deterioration of our market comparables that we use in the market approach, could result in an impairment charge in future periods.

As of December 31, 2008, goodwill attributable to the Asia-Pacific reporting unit and the Europe reporting unit was $18.2 million and $325.0 million, respectively. Any potential impairment charge against our goodwill would not exceed the amounts recorded on our consolidated balance sheets.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Accounting for Property, Plant and Equipment

We have a substantial amount of property, plant and equipment recorded on our balance sheet. The vast majority of our property, plant and equipment represent the costs incurred to build out or acquire our IBX centers around the world. Our IBX centers are long-lived assets. The majority of our IBX centers are in properties that are leased. We depreciate our property, plant and equipment using the straight-line method over the estimated useful lives of the respective assets (subject to the term of the lease in the case of leased assets or leasehold improvements).

Accounting for property, plant and equipment involves a number of accounting issues including determining the appropriate period in which to depreciate such assets, making assessments for leased properties to determine whether they are capital or operating leases, capitalizing interest during periods of construction and assessing the initial asset retirement obligations required for certain leased properties that require us to return the leased properties back to their original condition at the time we decide to exit a leased property.

While there are numerous judgments and uncertainties involved in accounting for property, plant and equipment that are significant, arriving at the estimated useful life of an asset requires the most critical judgment for us and changes to these estimates would have the most significant impact to our financial position and results of operations. In many cases, we arrived at these estimates during 1999 when we opened our first three IBX centers. When we lease a property for our IBX centers, we generally enter into long-term arrangements with initial lease terms of at least 8-10 years and with renewal options available to us. During the next several years, a number of leases for our IBX centers will start to come up for renewal. As we start approaching the ends of these initial lease terms, we will need to reassess the estimated useful lives of our property, plant and equipment. In addition, we may find that our estimates for the useful lives of non-leased assets may also need to be revised.

As of December 31, 2008 and 2007, we had property, plant and equipment of $1.4 billion and $1.2 billion, respectively, and for the years ended December 31, 2008, 2007 and 2006, we recorded depreciation expense of $152.8 million, $97.9 million and $71.7 million, respectively.

A change in our estimated useful lives of our property, plant and equipment could have a significant impact to our results of operations. For example, in the U.S. alone, if we extended by five years the estimated remaining useful lives of just our leasehold improvements and IBX plant and machinery, the two largest sub-components of our property, plant and equipment, it would have resulted in approximately $22.6 million less of depreciation expense during 2008. This is presented simply as an example of how a change in an estimated useful life assumption could impact our results of operations.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

We currently employ interest rate swaps and foreign currency forward exchange contracts for the purpose of hedging certain specifically-identified exposures. The use of these financial instruments is intended to mitigate some of the risks associated with either fluctuations in interest rates or currency exchange rates, but does not eliminate such risks. We do not use financial instruments for trading or speculative purposes.

Investment Portfolio Risk

All of our marketable securities are designated as available-for-sale and are therefore recorded at fair market value on our consolidated balance sheets with the unrealized gains or losses reported as a separate component of other comprehensive income or loss. We consider various factors in determining whether we should recognize an impairment charge for our securities, including the length of time and extent to which the fair value has been less than our cost basis and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. As more fully described in Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, in September 2008, we incurred a realized loss from our investment portfolio (consisting of a single money market account) totaling $1.5 million. If market conditions continue to deteriorate and liquidity constraints become even more pronounced, we could sustain more losses from our investment portfolio. As our securities mature, we have been increasing our holdings in U.S. government securities, such as Treasury bills and Treasury notes of a short-term duration and lower yield. As a result, we expect our interest income to decrease in future periods.

As of December 31, 2008, our investment portfolio of cash equivalents and marketable securities consisted of money market fund investments, commercial paper, corporate bonds, asset backed securities, certificates of deposit and U.S government and agency obligations. Excluding the U.S. government holdings which carry a lower risk and lower return in comparison to other securities in the portfolio, the remaining amount in our investment portfolio that could be more susceptible to market risk totaled $176.9 million.

Interest Rate Risk

Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio and variable-rate financings in place in the U.S., Europe and Asia-Pacific. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of December 31, 2008 our portfolio maturity was relatively short. If current interest rates were to increase or decrease by 10% from their position as of December 31, 2008, the fair market value of our investment portfolio could increase or decrease by approximately $93,000.

An immediate 10% increase or decrease in current interest rates from their position as of December 31, 2008 would not have a material impact on our debt obligations due to the fixed nature of the majority of our debt obligations. However, the interest expense associated with our Chicago IBX financing, Asia-Pacific financing, European financing and Netherlands financing, which bear interest at variable rates tied to local cost of funds or LIBOR/SIBOR/EURIBOR, could be affected. For every 100 basis point change in interest rates, our annual interest expense could increase or decrease by a total of approximately $3.3 million based on the total balance of our borrowings under the Chicago IBX financing, Asia-Pacific financing, European financing and Netherlands financing as of December 31, 2008. To mitigate the risk of fluctuations in floating rates, we utilize interest rate swaps (receive floating/pay fixed). As of December 31, 2008, we had entered into a total of six swap agreements with maturity dates of less than three years, comprised of five swap agreements for the European financing with an aggregate notional amount of 38.3 million British pounds and 32.3 million Euros, or approximately $101.0 million, and one swap agreement for the Chicago IBX financing with an aggregate notional amount of $105.0 million. Under the five swap agreements for the European financing, we pay fixed interest rates ranging from 5.97% to 8.16% (swap rates ranging from 3.72% to 5.91% plus borrowing margin) on the notional amount and the counterparty pays us rates of interest on the notional amount based on LIBOR/EURIBOR. Under the swap agreement for the Chicago IBX financing, we pay a fixed interest rate of 6.34% (swap rate of 3.59% plus borrowing margin of 2.75%) on the notional amount and the counterparty pays us rates of interest on the notional amount based on one-month LIBOR. The fair values or changes in fair value of these swaps are recorded on our consolidated balance sheets in accumulated other comprehensive income or loss.

The fair value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair value of the fixed interest rate debt but do not impact our earnings or cash flows. The fair value of our convertible subordinated debentures and convertible subordinated notes is based on quoted market prices. The following represents the estimated fair value of our convertible debt as of December 31, 2008 (in thousands):

	Carrying Value	Fair Value
Convertible subordinated debentures	$19,150	$19,290
2.50% convertible subordinated notes	250,000	175,000
3.00% convertible subordinated notes	395,986	251,451

We may enter into additional interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.

Foreign Currency Risk

The majority of our revenue is denominated in U.S. dollars, generated mostly from customers in the U.S. However, approximately 37% of our revenues and 41% of our operating costs are attributable to the Europe and Asia-Pacific regions and a large portion of those revenues and costs are denominated in a currency other than the U.S. dollar, primarily the British pound, Euro, Swiss franc, Singapore dollar, Japanese yen and Hong Kong and Australian dollars. As a result, our operating results and cash flows are impacted by currency fluctuations relative to the U.S. dollar. To protect against certain reductions in value caused by changes in currency exchange rates, we have established a risk management program to offset some of the risk of carrying assets and liabilities denominated in foreign currency. As a result, we enter into foreign currency forward contracts to manage the risk associated with certain foreign currency-denominated assets and liabilities. Our risk management program reduces, but does not entirely eliminate, the impact of currency exchange rate movements and its impact to the statements of operations. As of December 31, 2008, the outstanding foreign currency forward contracts had maturities of one year or less.

For the foreseeable future, we anticipate that approximately 35-45% of our revenues and operating costs will continue to be generated and incurred outside of the U.S. in currencies other than the U.S. dollar. While we hedge certain of our balance sheet foreign currency assets and liabilities, we do not hedge revenue. During fiscal 2007 and the first half of 2008, the U.S. dollar had been generally weaker relative to the currencies of the foreign countries in which we operate. This overall weakness of the U.S. dollar had a positive impact on our consolidated results of operations because the foreign denominations translated into more U.S. dollars. However, during the last several months of 2008, the U.S. dollar strengthened relative to certain of the currencies of the foreign countries in which we operate. This has significantly impacted our consolidated financial position and results of operations as amounts in foreign currencies are generally translating into less U.S. dollars. To the extent the U.S. dollar strengthens further, this will continue to have a significant impact to our consolidated financial position and results of operations including the amount of revenue that we report in future periods. For example, while our European operations incurred revenue growth in local currencies during the fourth quarter of 2008, as compared to the third quarter of 2008, of approximately 11%, when translated to U.S. dollars, our European operations reported a quarter to quarter decline in revenues of 4%.

We may enter into additional hedging activities in the future to mitigate our exposure to foreign currency risk as our exposure to foreign currency risk continues to increase due to our growing foreign operations; however, we do not currently intend to eliminate all foreign currency transaction exposure.

Commodity Price Risk

Certain operating costs incurred by us are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodities most likely to have an impact on our results of operations in the event of price changes are electricity, supplies and equipment used in our IBX centers. We closely monitor the cost of electricity at all of our locations. We have entered into several power contracts to purchase power at fixed prices during 2009 and beyond in certain locations in the U.S., as well as Australia, Germany, Singapore and the United Kingdom.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. There were no significant changes in internal control over financial reporting during 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-1 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

There is no disclosure to report pursuant to Item 9B.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2009 Annual Meeting of Stockholders.

We have adopted a Code of Ethics applicable for the Chief Executive Officer and Senior Financial Officers and a Code of Business Conduct. This information is incorporated by reference to the Equinix proxy statement for the 2009 Annual Meeting of Stockholders and is also available on our website, www.equinix.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2009 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2009 Annual Meeting of Stockholders.

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

		Def. Proxy 14A	12/12/02

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.3	Amended and Restated Bylaws of the Registrant.	8-K	12/22/08	3.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Indenture dated February 11, 2004 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	10-Q	3/31/04	10.99

4.3	Indenture dated March 30, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/07	4.4

4.4	Form of 2.50% Convertible Subordinated Note Due 2012 (see Exhibit 4.4).

4.5	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4

4.6	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.6).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.2	2000 Equity Incentive Plan, as amended.	10-K	12/31/07	10.3

10.3	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.4	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.5+	Lease Agreement dated as of April 21, 2004 between Eden Ventures LLC and Equinix, Inc.	10-Q	6/30/04	10.103

10.6	Equinix, Inc. 2004 International Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04	10.105

10.7	Equinix, Inc. Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04	10.106

10.8	Form of Restricted Stock Agreement for Equinix’s executive officers under the Company’s 2000 Equity Incentive Plan.	10-K	12/31/05	10.115

10.9	Letter Agreement dated October 6, 2005 among Equinix, Inc., STT Communications Ltd. and I-STT Investments Pte. Ltd.	8-K	10/6/05	99.1

10.10	Lease Agreement dated December 21, 2005 between Equinix Operating Co., Inc. and iStar El Segundo, LLC and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.126

10.11+	Loan and Security Agreement and Note between Equinix RP II, LLC and SFT I, Inc. dated December 21, 2005 and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.127

10.12	Lease Agreement dated as of December 21, 2005 between Equinix RP II, LLC and Equinix, Inc.	10-K	12/31/05	10.128

10.13	First Omnibus Modification Agreement dated December 27, 2006 by and among SFT I, Inc. (“SFT I”), Equinix RP II, LLC (“RP II”) and Equinix, Inc. (“Equinix”), Amended and Restated Promissory Note dated December 27, 2006 by RP II in favor of SFT I and Reaffirmation of Guaranty dated December 27, 2006 by RP II and Equinix in favor of SFT I.	10-K	12/31/06	10.37

10.14	First Amendment to Deed of Lease dated December 27, 2006 by and between Equinix RP II, LLC and Equinix Operating Co., Inc.	10-K	12/31/06	10.38

10.15	Development Loan and Security Agreement dated February 2, 2007 by and between CHI 3, LLC and SFT I, Inc. and related Promissory Notes One through Four.	10-Q	3/31/07	10.37

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.16	Guaranty dated February 2, 2007 by and between Equinix, Inc. and SFT I, Inc.	10-Q	3/31/07	10.38

10.17	Completion and Payment Guaranty dated February 2, 2007 by and between Equinix, Inc. and SFT I, Inc.	10-Q	3/31/07	10.39

10.18	Master Lease dated February 2, 2007 by and between CHI 3, LLC and Equinix Operating Co., Inc. and associated Guaranty of Lease by Equinix, Inc.	10-Q	3/31/07	10.40

10.19	Form of Restricted Stock Agreements for Stephen M. Smith under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/07	10.45

10.20	Facility Agreement dated August 31, 2007 by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K., the Additional Borrowers (as defined therein), the Lenders (as defined therein), and ABN AMRO BANK N.V., and related Guarantee dated August 31, 2007 by Equinix, Inc.	10-Q	9/30/07	10.47

10.21	£82,000,000 Senior Facilities Agreement dated June 29, 2007 by and among IXEurope plc, CIT Bank Limited, as arranger, CIT Capital Finance (UK) Limited, as administrative agent and security trustee and the Lenders (as defined therein).	10-Q	9/30/07	10.49

10.22	Amendment and Accession Agreement, dated as of January 31, 2008, by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K. and Equinix Australia Pty. Limited, as Borrowers, ABN AMRO Bank N.V., Singapore Branch, ABN AMRO Bank N.V., Japan Branch and ABN AMRO Australia Pty Limited, as Lenders and ABN AMRO Bank N.V., as Facility Agent, Arranger and Collateral Agent and related Amendment No. 1 to Guarantee by Equinix, Inc.	10-K	12/31/07	10.32

10.23	Form of Restricted Stock Unit Agreement for Equinix’s executive officers under the Company’s 2000 Equity Incentive Plan.	10-K	12/31/07	10.34

10.24	Equinix, Inc. Sub-Plan to the 2004 International Employee Stock Purchase Plan for Participants Located in the European Economic Area.	10-Q	3/31/08	10.32

10.25	Letter Agreement, dated April 22, 2008, by and between Eric Schwartz and Equinix, Inc.	10-Q	6/30/08	10.34

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.26	Letter Amendment, dated May 6, 2008, to £82,000,000 Senior Facilities Agreement dated June 29, 2007, by and among Equinix Group Limited, CIT Bank Limited, as arranger, CIT Capital Finance (UK) Limited, as administrative agent and security trustee and the Lenders (as defined therein).	10-Q	6/30/08	10.37

10.27	Second Amendment and Accession Agreement, dated as of June 6, 2008, by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K., Equinix Australia Pty. Limited and Equinix Hong Kong Limited, as Borrowers, ABN AMRO Bank N.V. and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Hong Kong Branch, as Lenders and ABN AMRO Bank N.V., as Facility Agent, Arranger and Collateral Agent and related Amendment No. 2 to Guarantee by Equinix, Inc.	10-Q	6/30/08	10.38

10.28	Lease Agreement, dated September 30, 2008, by and between Equinix Paris SAS and Digital Realty (Paris 2) SCI, and related guarantee by Equinix, Inc.	10-Q	9/30/08	10.40

10.29	Agreement for Lease, dated October 21, 2008, by and between Equinix (London) Limited and Slough Trading Estate Limited, and related guarantee by Equinix, Inc.				X

10.30

Letter of Approval & Consent, dated January 15, 2009, to £82,000,000 Senior Facilities Agreement dated June 29, 2007, by and among Equinix Group Limited, CIT Bank Limited, as arranger, CIT Capital Finance (UK) Limited, as administrative agent and security trustee and the Lenders (as defined therein).

X

10.31	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.				X

10.32	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.				X

10.33	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.				X

10.34	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.				X

10.35	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.36	Change in Control Severance Agreement by and between Jarrett Appleby and Equinix, Inc. dated December 11, 2008.				X

10.37	Offer Letter from Equinix, Inc. to Jarrett Appleby dated November 6, 2008.				X

10.38	Restricted Stock Unit Agreement for Jarrett Appleby under the Equinix, Inc. 2000 Equity Incentive Plan.				X

21.1	Subsidiaries of Equinix, Inc.				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

(b)	Exhibits.

See (a) (3) above.

(c)	Financial Statement Schedule.

See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUINIX, INC. (Registrant)

February 26, 2009	By	/S/ STEPHEN M. SMITH
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

Signature	Title	Date

/S/ STEPHEN M. SMITH Stephen M. Smith	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2009

/S/ KEITH D. TAYLOR Keith D. Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2009

/S/ PETER F. VAN CAMP Peter F. Van Camp	Executive Chair	February 26, 2009

/S/ STEVEN T. CLONTZ Steven T. Clontz	Director	February 26, 2009

/S/ STEVEN P. ENG Steven P. Eng	Director	February 26, 2009

/S/ GARY F. HROMADKO Gary F. Hromadko	Director	February 26, 2009

/S/ SCOTT G. KRIENS Scott G. Kriens	Director	February 26, 2009

/S/ IRVING F. LYONS, III Irving F. Lyons, III	Director	February 26, 2009

/S/ CHRISTOPHER B. PAISLEY Christopher B. Paisley	Director	February 26, 2009

INDEX TO EXHIBITS

Exhibit Number	Description of Document
10.29	Agreement for Lease, dated October 21, 2008, by and between Equinix (London) Limited and Slough Trading Estate Limited, and related guarantee by Equinix, Inc.

10.30

Letter of Approval & Consent, dated January 15, 2009, to £82,000,000 Senior Facilities Agreement dated June 29, 2007, by and among Equinix Group Limited, CIT Bank Limited, as arranger, CIT Capital Finance (UK) Limited, as administrative agent and security trustee and the Lenders (as defined therein).

10.31	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.

10.32	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.

10.33	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.

10.34	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.

10.35	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.

10.36	Change in Control Severance Agreement by and between Jarrett Appleby and Equinix, Inc. dated December 11, 2008.

10.37	Offer Letter from Equinix, Inc. to Jarrett Appleby dated November 6, 2008.

10.38	Restricted Stock Unit Agreement for Jarrett Appleby under the Equinix, Inc. 2000 Equity Incentive Plan.

21.1	Subsidiaries of Equinix.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Equinix, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Equinix, Inc. (the “Company”) and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, Equinix, Inc. adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 in 2007 and Statement of Financial Accounting Standards No. 157, Fair Value Measurements in 2008.

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

/s/ PricewaterhouseCoopers LLP

San Jose, CA

February 25, 2009

EQUINIX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$220,207	$290,633
Short-term investments	42,112	63,301
Accounts receivable, net of allowance for doubtful accounts of $2,037 and $446	66,029	60,089
Current portion of deferred tax assets, net	35,936	—
Other current assets	15,227	12,738

Total current assets	379,511	426,761
Long-term investments	45,626	29,966
Property, plant and equipment, net	1,488,402	1,162,720
Goodwill	342,829	442,926
Intangible assets, net	50,918	67,207
Deferred tax assets, net	82,066	6,404
Other assets	58,914	45,884

Total assets	$2,448,266	$2,181,868

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$74,317	$65,096
Accrued property, plant and equipment	89,518	76,504
Current portion of capital lease and other financing obligations	4,499	3,808
Current portion of mortgage and loans payable	52,054	16,581
Current portion of convertible debt	19,150	—
Other current liabilities	50,455	29,473

Total current liabilities	289,993	191,462
Capital lease and other financing obligations, less current portion	133,031	93,604
Mortgage and loans payable, less current portion	386,446	313,915
Convertible debt	645,986	678,236
Other liabilities	100,095	90,219

Total liabilities	1,555,551	1,367,436

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 100,000,000 shares authorized in 2008 and 2007; zero shares issued and outstanding in 2008 and 2007	—	—
Common stock, $0.001 par value per share; 300,000,000 shares authorized in 2008 and 2007; 37,745,366 and 36,561,238 shares issued and outstanding in 2008 and 2007	38	37
Additional paid-in capital	1,472,571	1,376,915
Accumulated other comprehensive income (loss)	(152,800)	(3,888)
Accumulated deficit	(427,094)	(558,632)

Total stockholders’ equity	892,715	814,432

Total liabilities and stockholders’ equity	$2,448,266	$2,181,868

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years ended December 31,
	2008	2007	2006
Revenues	$704,680	$419,442	$286,915

Costs and operating expenses:
Cost of revenues	414,659	263,745	188,379
Sales and marketing	66,913	40,719	32,619
General and administrative	146,564	105,794	72,123
Restructuring charges	3,142	407	1,527
Gains on asset sales	—	(1,338)	(9,647)

Total costs and operating expenses	631,278	409,327	285,001

Income from operations	73,402	10,115	1,914
Interest income	7,413	15,406	6,627
Interest expense	(55,041)	(27,334)	(14,630)
Other income (expense)	1,307	3,047	(245)
Loss on debt extinguishment and conversion	—	(5,949)	—

Income (loss) before income taxes and cumulative effect of a change in accounting principle	27,081	(4,715)	(6,334)
Income tax benefit (expense)	104,457	(473)	(439)

Net income (loss) before cumulative effect of a change in accounting principle	131,538	(5,188)	(6,773)
Cumulative effect of a change in accounting principle for stock-based compensation (net of tax of $0)	—	—	376

Net income (loss)	$131,538	$(5,188)	$(6,397)

Basic earnings per share:
Basic earnings per share before cumulative effect of a change in accounting principle	$3.58	$(0.16)	$(0.23)
Cumulative effect of a change in accounting principle, net of tax of $0	—	—	0.01

Basic earnings per share	$3.58	$(0.16)	$(0.22)

Weighted average shares	36,774	32,136	28,551

Diluted earnings per share:
Diluted earnings per share before cumulative effect of a change in accounting principle	$3.31	$(0.16)	$(0.23)
Cumulative effect of a change in accounting principle, net of tax of $0	—	—	0.01

Diluted earnings per share	$3.31	$(0.16)	$(0.22)

Weighted average shares	43,728	32,136	28,551

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)

For the Three Years Ended December 31, 2008

(in thousands, except share data )

	Common stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances as of December 31, 2005	27,444,566	$27	$839,497	$(4,930)	$1,126	$(547,047)	$288,673
Issuance of common stock upon exercise of common stock options and vesting of restricted stock	1,937,010	2	34,922	—	—	—	34,924
Issuance of stock upon exercise of stock warrants	26	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plans	135,325	—	3,912	—	—	—	3,912
Settlement of stock price guarantee	—	—	9	—	—	—	9
Tax benefit from employee stock plans	—	—	727	—	—	—	727
Cumulative effect adjustment upon adoption of FAS123(R)	—	—	(5,306)	4,930	—	—	(376)
Stock-based compensation, net of estimated forfeitures	—	—	30,812	—	—	—	30,812
Comprehensive income (loss):
Net loss	—	—	—	—	—	(6,397)	(6,397)
Foreign currency translation gain	—	—	—	—	2,408	—	2,408
Unrealized gain on investments, net of tax of $0	—	—	—	—	336	—	336

Net comprehensive income (loss)	—	—	—	—	2,744	(6,397)	(3,653)

Balances as of December 31, 2006	29,516,927	29	904,573	—	3,870	(553,444)	355,028
Issuance of common stock upon follow-on offering	4,211,939	4	339,904	—	—	—	339,908
Issuance of common stock upon exercise of common stock options and vesting of restricted stock	1,336,049	2	31,583	—	—	—	31,585
Issuance of common stock upon conversion of convertible subordinated debentures	1,367,090	2	53,227	—	—	—	53,229
Issuance of common stock under employee stock purchase plans	120,787	—	4,771	—	—	—	4,771
Issuance of stock upon exercise of stock warrants	8,446	—	—	—	—	—	—
Stock-based compensation, net of estimated forfeitures	—	—	42,857	—	—	—	42,857
Comprehensive income (loss):
Net loss	—	—	—	—	—	(5,188)	(5,188)
Foreign currency translation loss	—	—	—	—	(8,069)	—	(8,069)
Unrealized gain on investments, net of tax of $0	—	—	—	—	311	—	311

Net comprehensive loss	—	—	—	—	(7,758)	(5,188)	(12,946)

Balances as of December 31, 2007	36,561,238	37	1,376,915	—	(3,888)	(558,632)	814,432
Issuance of common stock upon exercise of common stock options and vesting of restricted stock	733,130	1	19,914	—	—	—	19,915
Issuance of common stock under employee stock purchase plans	119,354	—	6,315	—	—	—	6,315
Issuance of common stock upon conversion of convertible subordinated debentures	331,644	—	13,072	—	—	—	13,072
Tax benefit from employee stock plans	—	—	696	—	—	—	696
Stock-based compensation, net of estimated forfeitures	—	—	55,659	—	—	—	55,659
Comprehensive income (loss):
Net income	—	—	—	—	—	131,538	131,538
Foreign currency translation loss	—	—	—	—	(142,140)	—	(142,140)
Unrealized loss on interest rate swaps, net of tax of $4,660	—	—	—	—	(6,350)	—	(6,350)
Unrealized loss on investments, net of tax of $169	—	—	—	—	(422)	—	(422)

Net comprehensive loss	—	—	—	—	(148,912)	131,538	(17,374)

Balances as of December 31, 2008	37,745,366	$38	$1,472,571	$—	$(152,800)	$(427,094)	$892,715

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$131,538	$(5,188)	$(6,397)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	152,297	97,887	71,737
Stock-based compensation	55,085	42,731	30,767
Restructuring charges	3,142	407	1,527
Amortization of intangible assets	6,610	2,193	781
Accretion of asset retirement obligation & accrued restructuring charges	1,682	3,136	3,554
Amortization of debt issuance costs	4,887	3,227	880
Allowance for doubtful accounts	1,582	94	39
Cumulative effect of a change in accounting principle	—	—	(376)
Gains on asset sales	—	(1,338)	(9,647)
Gain on foreign currency hedge	—	(1,494)	—
Other items	968	(1,087)	(205)
Changes in operating assets and liabilities:
Accounts receivable	(9,152)	(17,997)	(9,666)
Deferred tax assets, net	(111,067)	(5,995)	(337)
Other assets	(7,137)	12,460	(2,937)
Accounts payable and accrued expenses	9,937	(6,682)	4,756
Accrued restructuring charges	(2,763)	(13,669)	(12,804)
Other liabilities	29,949	11,335	3,740

Net cash provided by operating activities	267,558	120,020	75,412

Cash flows from investing activities:
Purchases of investments	(240,556)	(114,322)	(88,422)
Sales of investments	131,631	16,000	2,969
Maturities of investments	114,361	80,221	81,948
Purchase of Los Angeles IBX property	—	(49,059)	—
Purchase of Chicago IBX property	—	—	(9,766)
Purchase of San Jose IBX property	—	(71,471)	—
Purchase of IXEurope, net of cash acquired	—	(541,792)	—
Purchase of Virtu, net of cash acquired	(23,241)	—	—
Purchases of other property, plant and equipment	(471,128)	(416,811)	(162,291)
Accrued property, plant and equipment	24,096	39,975	7,554
Proceeds from asset sales	—	1,657	9,530
Purchase of restricted cash	(14,234)	(598)	—
Release of restricted cash	1,031	—	—
Other investing activities	—	1,475	8

Net cash used in investing activities	(478,040)	(1,054,725)	(158,470)

Cash flows from financing activities:
Proceeds from employee equity awards	26,230	36,356	38,836
Proceeds from issuance of common stock	—	339,908	—
Proceeds from borrowings under credit line	—	—	40,000
Proceeds from mortgage payable and loans payable	142,373	149,606	40,000
Proceeds from convertible debt	—	645,986	—
Repayment of borrowings from credit line	—	—	(70,000)
Repayment of capital leases and other financing obligations	(3,832)	(2,406)	(1,506)
Repayment of mortgage and notes payable	(19,296)	(2,150)	(1,104)
Debt issuance costs	(948)	(22,287)	(811)
Other financing activities	579	—	692

Net cash provided by financing activities	145,106	1,145,013	46,107

Effect of foreign currency exchange rates on cash and cash equivalents	(5,050)	(2,238)	247
Net increase (decrease) in cash and cash equivalents	(70,426)	208,070	(36,704)
Cash and cash equivalents at beginning of year	290,633	82,563	119,267

Cash and cash equivalents at end of year	$220,207	$290,633	$82,563

Supplemental disclosure of cash flow information:
Cash paid for taxes	$98	$242	$545

Cash paid for interest	$53,373	$26,900	$13,344

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Equinix, Inc. (“Equinix” or the “Company”) was incorporated in Delaware on June 22, 1998. Equinix provides global data center services. Global enterprises, content providers, financial companies and network service providers rely upon Equinix’s insight and expertise to protect and connect their most valued information assets. The Company operates 42 International Business Exchange (“IBX”) data centers, or IBX centers, across 18 markets in North America, Europe and Asia-Pacific where customers directly interconnect with a network ecosystem of partners and customers. More than 300 network service providers offer access to more than 90% of the world’s Internet routes inside the Company’s IBX centers. This access to Internet routes provides Equinix customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.

Basis of Presentation, Consolidation and Foreign Currency

The accompanying consolidated financial statements include the accounts of Equinix and its subsidiaries, including the operations of IXEurope plc (“IXEurope”) from September 14, 2007 and Virtu Secure Webservices B.V. (“Virtu”) from February 5, 2008 (see Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign exchange gains or losses resulting from foreign currency transactions, including intercompany foreign currency transactions, that are anticipated to be repaid within the foreseeable future, are reported within other income (expense) on the Company’s accompanying statements of operations. For additional information on the impact of foreign currencies to the Company’s consolidated financial statements, see “Comprehensive Income (Loss)” below.

Reclassification

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the consolidated financial statement presentation as of and for the year ended December 31, 2008.

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

Cash, Cash Equivalents and Short-Term and Long-Term Investments

The Company considers all highly liquid instruments with an original maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of money market mutual funds, commercial paper and certificates of deposit with financial institutions with maturities up to 90 days. Short-term investments generally consist of certificates of deposits and commercial paper with original maturities of between 90 days and one year and highly liquid debt securities of corporations, agencies of the U.S. government and the U.S. government. Long-term investments generally consist of debt securities of corporations, agencies of the U.S. government and the U.S. government with maturities greater than one year. Short-term and long-term

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income. The cost of securities sold is based on the specific identification method. The Company reviews its investment portfolio at least quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades.

Financial Instruments and Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and short-term and long-term investments, to the extent outstanding balances exceed federal insurance limits, and accounts receivable. Risks associated with cash, cash equivalents and short-term and long-term investments are mitigated by the Company’s investment policy, which limits the Company’s investing to only those marketable securities rated at least A-1/P-1 and A-/A3, as determined by independent credit rating agencies.

A significant portion of the Company’s customer base is comprised of businesses throughout the U.S. However, a portion of the Company’s revenues are derived from the Company’s Europe and Asia-Pacific operations. For the year ended December 31, 2008 the Company’s revenues were split approximately 63% in the U.S., 25% in Europe and 12% in Asia-Pacific. For the year ended December 31, 2007 the Company’s revenues were split approximately 77% in the U.S., 9% in Europe and 14% in Asia-Pacific. For the year ended December 31, 2006 the Company’s revenues were split approximately 86% in the U.S. and 14% in Asia-Pacific. No single customer accounted for greater than 10% of accounts receivables or revenues as of or for the years ended December 31, 2008, 2007 and 2006.

As of December 31, 2008 the Company had outstanding commitments of $251,725,000 due to one lender. These commitments are associated with real estate financing obligations in connection with the Other Note Payable (see Note 9), the Los Angeles IBX Financing (see Note 10), the Mortgage Payable (see Note 9) and the Chicago IBX Financing (see Note 9).

Property, Plant and Equipment

Property, plant and equipment are stated at the Company’s original cost or relative fair value for acquired property, plant and equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally two to five years for non-IBX center equipment and furniture and fixtures and two to 13 years for IBX center equipment. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement, which is generally 10 to 15 years for the leasehold improvements, unless they are considered integral equipment, in which case they are amortized over the lease term. Buildings owned by the Company are depreciated over the estimated useful life of the building, which is generally 40 to 50 years. Site improvements are improvements to owned property versus leasehold improvements, which are improvements to leased property. Site improvements are depreciated using the straight-line method over the estimated useful life of the respective asset, generally 10 to 15 years. Pursuant to EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”, (i) leasehold improvements acquired in a business combination are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition and (ii) leasehold improvements that are placed into service significantly after and not contemplated at or near the beginning of the lease term are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Construction in Progress

Construction in progress includes direct and indirect expenditures for the construction and expansion of IBX centers and is stated at original cost. The Company has contracted out substantially all of the construction and expansion efforts of its IBX centers to independent contractors under construction contracts. Construction in progress includes certain costs incurred under a construction contract including project management services, engineering and schematic design services, design development, construction services and other construction-related fees and services. In addition, the Company has capitalized certain interest costs during the construction phase. Once an IBX center or expansion project becomes operational, these capitalized costs are allocated to certain property, plant and equipment categories and are depreciated over the estimated useful life of the underlying assets.

Interest incurred is capitalized in accordance with SFAS No. 34, “Capitalization of Interest Costs.” The following table sets forth total interest cost incurred and total interest cost capitalized during the year ended December 31 (in thousands):

	2008	2007	2006
Interest expense	$55,041	$27,334	$14,630
Interest capitalized	6,030	7,705	1,575

Interest charges incurred	$61,071	$35,039	$16,205

Asset Retirement Costs

The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Subsequent to the initial measurement, the Company accretes the liability in relation to the asset retirement obligations over time and the accretion expense is recorded as a cost of revenue. The Company’s asset retirement obligations are primarily related to its IBX centers, of which the majority are leased under long-term arrangements, and, in certain cases, are required to be returned to the landlords in their original condition. All of the Company’s IBX center leases have been subject to significant development by the Company in order to convert them from, in most cases, vacant buildings or warehouses into IBX centers. The majority of the Company IBX centers’ initial lease terms expire at various dates ranging from 2009 to 2027 and all of them enable the Company to extend the lease terms.

The following table summarizes the activity of the Company’s asset retirement obligation liability (in thousands):

Asset retirement obligations as of December 31, 2005	$3,649
Additions	—
Reductions	(200)
Accretion expense	536
Impact of foreign currency exchange	—

Asset retirement obligations as of December 31, 2006	3,985
Additions	4,294
Reductions	(166)
Accretion expense	646
Impact of foreign currency exchange	—

Asset retirement obligations as of December 31, 2007	8,759
Additions	2,865
Reductions	—
Accretion expense	890
Impact of foreign currency exchange	(250)

Asset retirement obligations as of December 31, 2008	$12,264

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

Equinix currently operates in three reportable segments, which are also the Company’s reporting units for the purposes of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142), which consist of the Company’s geographic operations in 1) the United States, 2) Europe and 3) Asia-Pacific. As of December 31, 2008 and 2007, the Company had goodwill attributable to both the Europe and Asia-Pacific reporting units. The Company performed its annual impairment review of the Europe reporting unit in the third quarter of 2008 and the Asia-Pacific reporting unit in the fourth quarter of 2008. The Company concluded that its goodwill attributed to the Company’s Europe and Asia-Pacific reporting units was not impaired as the fair value of its Europe and Asia-Pacific reporting units exceeded the carrying value of these reporting units, including goodwill. The recent market declines have not had an impact on this determination. The primary methods used to determine the fair values for SFAS 142 impairment purposes were the discounted cash flow and market methods. The assumptions supporting the discounted cash flow method, including the discount rate, which was assumed to be 9.5% for the Europe reporting unit and 13.0% for the Asia-Pacific reporting unit, were determined using the Company’s best estimates as of the date of the impairment reviews. The Asia-Pacific reporting unit uses a higher discount rate due to it smaller size and lack of a direct public company comparable, which currently exists for the Company’s Europe reporting unit. Impairment assessments inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact the Company’s assumptions as to prices, costs, growth rates or other factors that may result in changes in the Company’s estimates of future cash flows. Although the Company believes the assumptions it used in testing for impairment are reasonable, significant changes in any one of the Company’s assumptions could produce a significantly different result.

As of December 31, 2008 and 2007, the Company’s only significant intangible assets still subject to amortization consisted of customer contracts and leases, both of which are being amortized on a straightline basis. Customer contracts are amortized over 11 years and leases are amortized over the life of the leases.

For further information on goodwill and other intangible assets, see Note 5 below.

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

To assess effectiveness, the Company uses a regression analysis. The extent to which a hedging instrument has been and is expected to continue to be effective at achieving offsetting changes in cash flows is assessed and documented at least quarterly. Any ineffectiveness is reported in current-period earnings. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income (loss) and recognized in the consolidated statements of operations when the hedged cash flows affect earnings. The ineffective portions of cash flow hedges are immediately recognized in earnings. If the hedge relationship is terminated, then the change in fair value of the derivative recorded in other comprehensive income (loss) is recognized in earnings when the cash flows that were hedged occur, consistent

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the original hedge strategy. For hedge relationships discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related derivative amounts recorded in other comprehensive income (loss) are immediately recognized in earnings. The Company does not use derivatives for speculative or trading purposes.

For further information on derivatives and hedging activities, see Note 6 below.

Fair Value of Financial Instruments

The carrying value amounts of many of the Company’s financial instruments, including cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable and accrued expenses and accrued property, plant and equipment approximate their fair value due primarily to the short-term maturity of the related instruments. The fair value of the Company’s convertible debt (see Note 8), which is traded in the market, is based on quoted market prices. The fair value of the Company’s mortgage and loans payable (see Note 9), which are not traded in the market, is estimated by considering the Company’s credit rating, current rates available to the Company for debt of the same remaining maturities and the terms of the debt.

The following table sets forth the estimated fair values of the Company’s convertible debt and mortgage and loans payable as of December 31(in thousands):

	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Debt:
Convertible subordinated debentures	$19,150	$19,290	$32,250	$83,747
2.50% convertible subordinated notes	250,000	175,000	250,000	284,333
3.00% convertible subordinated notes	395,986	251,451	395,986	487,205

	$665,136	$445,741	$678,236	$855,285

Mortgage and Loans Payable:
Mortgage payable	$94,362	$80,221	$96,746	$111,724
Chicago IBX financing	109,991	103,184	105,612	112,453
Asia-Pacific financing	87,009	77,382	25,933	20,381
European financing	130,981	96,853	83,544	62,871
Other note payable	9,672	9,672	18,661	18,661
Netherlands financing	6,485	6,485	—	—

	$438,500	$373,797	$330,496	$326,090

Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), as amended. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date,” or the “exit price.” Accordingly, an entity must now determine the fair value of an asset or liability based on the assumptions that market participants would use in pricing the asset or liability, not those of the reporting entity itself. Additionally, SFAS 157 establishes a fair value hierarchy, which gives precedence to fair value measurements, calculated using observable inputs to those using unobservable inputs. SFAS No. 157 requires entities to disclose financial instruments measured at fair value according to the

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hierarchy in each reporting period after implementation. As allowed under SFAS 157, the Company elected to defer certain provisions of SFAS 157 to fiscal years beginning after November 15, 2008 for nonrecurring, nonfinancial instruments shown at fair value. The Company did not elect to adopt fair value accounting for any assets and liabilities allowed by SFAS No. 159, “Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”).

For further information on fair value measurements, see Note 7 below.

Impairment of Long-Lived Assets

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

Revenue Recognition

Equinix derives more than 90% of its revenues from recurring revenue streams, consisting primarily of (1) colocation services, such as the licensing of cabinet space and power; (2) interconnection services, such as cross connects and Equinix Exchange ports; (3) managed infrastructure services, such as Equinix Direct and bandwidth and (4) other services consisting of rent. The remainder of the Company’s revenues are from non-recurring revenue streams, such as from the recognized portion of deferred installation revenues, professional services, contract settlements and equipment sales. Revenues from recurring revenue streams are generally billed monthly and recognized ratably over the term of the contract, generally one to three years for IBX center space customers. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the longer of the term of the related contract or expected life of the installation. Professional service fees are recognized in the period in which the services were provided and represent the culmination of a separate earnings process as long as they meet the criteria for separate recognition under EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue from bandwidth and equipment sales is recognized on a gross basis in accordance with EITF No. 99-19, “Recording Revenue as a Principal versus Net as an Agent”, primarily because the Company acts as the principal in the transaction, takes title to products and services and bears inventory and credit risk. To the extent the Company does not meet the criteria for recognizing bandwidth and equipment services as gross revenue, the Company records the revenue on a net basis. Revenue from contract settlements, when a customer wishes to terminate their contract early, is generally recognized on a cash basis, when no remaining performance obligations exist, to the extent that the revenue has not previously been recognized.

The Company occasionally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have generally not been significant. There were no significant service level credits issued during the years ended December 31, 2008, 2007 and 2006.

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

In January 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the consolidated financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 resulted in no cumulative effect of a change in accounting principle being recorded on the Company’s consolidated financial statements during the year ended December 31, 2007. The Company will continue to classify the income tax related to interest and penalties recognized on uncertain tax positions, if any, in income taxes.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, SFAS No. 123(R), “Share-Based Payment,” and its related pronouncements (“SFAS 123(R)”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

grant date for all stock-based awards made to employees and directors based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period.

Commencing in March 2008, the Company began granting restricted stock units exclusively to its employees in lieu of stock options. As a result, the Company ceased granting stop options in July 2008. The Company used the Black-Scholes option-pricing model to determine the fair value of stock options as they only had a service condition. Certain of the Company’s employee equity awards had vesting criteria based upon the achievement of certain pre-determined Company stock price targets, which the Company refers to as market price conditions. The Company used a Monte Carlo simulation option-pricing model to determine the fair value of restricted stock or restricted stock unit grants that have both a service and market price condition. However, commencing in February 2008, the Company ceased granting equity awards with market price conditions. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The Company estimates the expected volatility by using the average historical volatility of its common stock that it believes is the best representative of future volatility. The risk-free interest rate used is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the equity awards. The Company does not anticipate paying any cash dividends in the foreseeable future and, therefore, the expected dividend rate used is zero. The expected term of options used was calculated by taking the average of the vesting term and the contractual term of the option (the Company ceased granting stock options in 2008).

As noted above, beginning in 2008, the Company only grants restricted stock or restricted stock units to its employees in lieu of stock options and these equity awards have only either a service condition or a service and performance condition. Any performance conditions contained in an equity award are tied to the performance of the Company or a specific region of the Company. The Company assesses the probability of meeting these performance conditions on a quarterly basis. The majority of the Company’s equity awards vest over four years, although certain of the equity awards for executives vest over a range of two to four years. The valuation of restricted stock or restricted stock units with only a service condition or a service and performance condition requires no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of the Company’s stock price on the date of grant.

SFAS No.123(R) does not allow the recognition of a deferred tax asset for unrealized tax benefits associated with the tax deductions in excess of the compensation recorded (excess tax benefit). The Company will recognize a benefit from stock-based compensation in equity if the excess tax benefit is realized by following the “with-and-without” approach. The excess tax benefit that the Company recorded during the years ended December 31, 2008 and 2006 was approximately $696,000 and $727,000, respectively. During the year ended December 31, 2007, the Company did not record any excess tax benefit associated with its stock-based compensation.

For further information on stock-based compensation, see Note 12 below.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income (loss) and comprehensive income (loss) for Equinix results from foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities and cash flow hedges (interest rate swaps).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The financial position of foreign subsidiaries is translated using the exchange rates in effect at the end of the period, while income and expense items are translated at average rates of exchange during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as other comprehensive income (loss). The net gains and losses resulting from foreign currency transactions are recorded in net income (loss) in the period incurred and reported within other income and expense. Certain inter-company balances are designated as long-term. Accordingly, exchange gains and losses associated with these long-term inter-company balances are recorded as a component of other comprehensive income (loss), along with translation adjustments. During the year ended December 31, 2008, the U.S. dollar strengthened against certain of the currencies of the foreign countries in which the Company operates. This has significantly impacted the Company’s consolidated balance sheets (as evidenced in the Company’s foreign currency translation losses), as well as its consolidated statements of operations as amounts denominated in foreign currencies are generally translating into less U.S. dollars. To the extent that the U.S. dollar strengthens further, this will continue to impact the Company’s consolidated balance sheets and consolidated statements of operations including the amount of revenue that the Company reports in future periods.

The components of the Company’s accumulated other comprehensive income (loss) consisted of the following as of December 31 (in thousands):

	2008	2007
Foreign currency translation loss	$(146,219)	$(4,078)
Unrealized loss on interest rate swaps, net of tax of $4,660	(6,350)	—
Unrealized gain (loss) on investments, net of tax of $169 and $0	(231)	190

	(152,800)	(3,888)

For further information on derivatives and hedging instruments, see Note 6 below.

Earnings Per Share

The Company computes earnings per share in accordance with SFAS No. 128, “Earnings per Share;” and its related pronouncements. Basic earnings per share is computed using net income (loss) and the weighted-average number of common shares outstanding. Diluted earnings per share is computed using net income, adjusted for interest expense as a result of the assumed conversion of the Company’s Convertible Subordinated Debentures, 2.50% Convertible Subordinated Notes and 3.00% Convertible Subordinated Notes, if dilutive, and the weighted-average number of common shares outstanding plus any dilutive potential common shares outstanding. Dilutive potential common shares include the assumed exercise, vesting and issuance activity of employee equity awards using the treasury stock method, as well as warrants and shares issuable upon the conversion of the Convertible Subordinated Debentures, 2.50% Convertible Subordinated Notes and 3.00% Convertible Subordinated Notes.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31 (in thousands, except per share amounts):

	2008	2007	2006
Numerator:
Numerator for basic earnings per share	$131,538	$(5,188)	$(6,397)
Effect of assumed conversion of convertible subordinated debentures and notes:
Interest expense, net of tax	13,366	—	—

Numerator for diluted earnings per share	$144,904	$(5,188)	$(6,397)

Denominator:
Weighted-average shares	37,120	32,595	28,796
Weighted-average unvested restricted shares issued subject to forfeiture	(346)	(459)	(245)

Denominator for basic earnings per share	36,774	32,136	28,551

Effect of dilutive securities:
Convertible subordinated debentures	772	—	—
2.50% convertible subordinated notes	2,232	—	—
3.00% convertible subordinated notes	2,945	—	—
Employee equity awards	1,005	—	—
Warrants	—	—	—

Total dilutive potential shares	6,954	—	—

Denominator for diluted earnings per share	43,728	—	—

Earnings per share:
Basic	$3.58	$(0.16)	$(0.22)

Diluted	$3.31	$(0.16)	$(0.22)

The following table sets forth potential shares of common stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for December 31 (in thousands):

	2008	2007	2006
Shares reserved for conversion of convertible subordinated debentures	—	816	2,183
Shares reserved for conversion of convertible 2.50% convertible subordinated notes	—	2,232	—
Shares reserved for conversion of convertible 3.00% convertible subordinated notes	—	2,945	—
Unvested restricted shares issued subject to forfeiture	—	457	248
Common stock warrants	1	1	9
Common stock related to employee equity awards	1,843	3,678	3,627

	1,844	10,129	6,067

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141, “Business Combinations.” SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired or a gain from a bargain purchase. SFAS 141R also determines disclosure requirements to enable the

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evaluation of the nature and financial effects of the business combination. SFAS 141(R) will apply to the Company’s business combinations that close on or after January 1, 2009. Additionally, to the extent the Company has not released its valuation allowances for certain deferred tax assets associated with any subsidiaries acquired in previous business combinations for which goodwill exists, such as for certain of the Company’s European subsidiaries, such release of the valuation allowance in these cases will now be charged to the Company’s consolidated statements of operations at such time this decision is made versus reducing the amount of goodwill, which was the accounting treatment in place prior to SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends ARB 51, Consolidated Financial Statements, and requires all entities to report non-controlling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS 160 also requires any acquisitions or dispositions of non-controlling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for the Company beginning January 1, 2009. As of December 31, 2008, all of the Company’s subsidiaries were wholly-owned. As a result, SFAS 160 is not presently expected to impact the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is designed to improve the transparency of financial reporting. SFAS 161 is effective for the Company beginning January 1, 2009. The Company does not expect the adoption of SFAS 161 to have significant impact on its financial statement disclosures.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life or recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for the Company beginning January 1, 2009. Early adoption is prohibited. FSP FAS 142-3 will not have an immediate impact to the Company’s financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for the Company beginning January 1, 2009 and is applied restrospectively to all periods presented. The impact of FSP APB 14-1 to the Company will be significant. Specifically, the Company’s 2.50% Convertible Subordinated Notes, which were issued in March 2007 for total proceeds of $250,000,000, fall into the scope of FSP APB 14-1 due to the fact that they may be settled in cash, shares of the Company’s common stock or a combination of cash or shares of the Company’s common stock at the Company’s election (the Company’s other convertible debt instruments do not fall into the scope of FSP APB 14-1) (see Note 8). As a result, the Company will bifurcate the 2.50% Convertible Subordinated Notes between its debt and equity components and then accrete the value of the debt back to its face value through additional non-cash interest expense. The Company estimates that this will result in approximately $36,000,000 of additional interest expense being recorded through 2012, of which approximately $10,000,000 will be recorded during 2009.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Acquisitions

Virtu Acquisition

On February 5, 2008, a wholly-owned subsidiary of the Company acquired all of the issued and outstanding share capital of Virtu, a provider of network-neutral data center services in the Netherlands, for a cash payment of $23,345,000, including closing costs (the “Virtu Acquisition”). Under the terms of the Virtu Acquisition, the Company may also pay additional future contingent consideration, which will be payable in the form of up to 20,000 shares of the Company’s common stock and cash of up to 1,500,000 Euros, contingent upon meeting certain pre-determined future annual operating targets from 2008 to 2011 (the 2008 targets were not met and, therefore, no accrual was recognized). Such contingent consideration, if paid, will be recorded as additional goodwill. Virtu, a similar business to that of the Company, operated data centers in the Netherlands, and supplements the Company’s existing European operations. The combined company predominantly operates under the Equinix name. The results of operations for Virtu are not significant to the Company; therefore, the Company does not present pro forma combined results of operations.

IXEurope Acquisition

On September 14, 2007, a wholly-owned subsidiary of the Company purchased the entire issued and to be issued share capital of IXEurope plc (“IXEurope”), a publicly-held company headquartered in London, U.K. (the “IXEurope Acquisition”). Under the final terms of the IXEurope Acquisition, IXEurope shareholders received 140 British pence in cash for each IXEurope share. The purchase price, including direct transaction costs, totaled 271,113,000 British pounds or $549,217,000. IXEurope, a similar business to that of the Company, operated data centers in the United Kingdom, France, Germany and Switzerland and provided the Company with an immediate entry into the European data center market, supplementing the Company’s existing U.S. and Asia-Pacific operations. This is the primary reason the Company paid significantly more than the carrying amount of IXEurope’s net book value, resulting in a significant amount of goodwill and intangible assets being recorded by the Company.

Fully-diluted shares of IXEurope held by IXEurope’s two top officers, representing 1,974,000 British pounds of the total purchase price, were not exchanged for cash upon closing. Instead, equity awards of the Company’s common stock with a fair value of $4,007,000 were issued to the two top officers of IXEurope and were subject to vesting based on continuous employment through the end of 2008, as well as certain financial performance criteria of the Europe operations (the “IXEurope Equity Compensation”). The IXEurope Equity Compensation was not accounted for as part of the purchase price of IXEurope. Rather, the IXEurope Equity Compensation is expensed into the operations of the Company over the vesting life of such awards. During the second quarter of 2008, the Company entered into agreements with these officers in connection with their resignations and modified these equity awards to accelerate vesting. As a result, the Company recorded an incremental charge of $2,256,000 during the year ended December 31, 2008, which is included in general and administrative expenses in the Company’s accompanying consolidated statements of operations.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Price Allocation

Under the purchase method of accounting, the total purchase price was allocated to IXEurope’s net tangible and intangible assets based upon their fair value as of the date of acquisition. Based upon the purchase price and the valuation of IXEurope, the purchase price allocation was as follows (in thousands):

Cash and cash equivalents	$7,425
Accounts receivable	15,322
Other current assets	16,611
Property, plant and equipment	172,444
Goodwill	428,605
Intangible asset—customer contracts	65,831
Intangible asset—leases	4,319
Other assets	11,588

Total assets acquired	722,145
Accounts payable and accrued expenses	(44,528)
Accrued property, plant and equipment	(13,192)
Current portion of capital leases	(1,430)
Current portion of loan payable	(826)
Other current liabilities	(8,333)
Capital leases, less current portion	(3,504)
Loan payable	(65,196)
Deferred tax liability	(22,123)
Unfavorable lease obligations	(6,525)
Other liabilities	(7,271)

Net assets acquired	$549,217

A total of $65,831,000 has been allocated to customer contracts, an intangible asset with an estimated useful life of 11 years. A total of $4,319,000 has been allocated to favorable lease obligations, an intangible asset with an estimated life of 15.8 years. A total of $6,525,000 has been allocated to unfavorable lease obligations, a liability with an estimated life of 11.7 years.

A total of $428,605,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, is tested for impairment at least annually. Goodwill is not deductible for federal tax purposes under U.S. income tax laws.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the unaudited pro forma consolidated combined results of operations for the years ended December 31(in thousands, except per share data):

	2007	2006
Revenues	$497,397	$352,030
Net loss	(21,568)	(36,660)
Basic and diluted earnings per share	(0.67)	(1.12)

3. IBX Acquisitions and Expansions

Although the Company owns certain of its IBX centers through property acquisitions, the Company leases a majority of its IBX centers under non-cancellable operating lease agreements. For further information on the Company’s operating lease commitments, see “Operating Lease Commitments” in Note 14 below. For those IBX acquisition and expansion projects not subject to operating lease arrangements, the Company presents the following information for 2008 and 2007:

London IBX Expansion Project

In October 2008, an indirect wholly-owned subsidiary of the Company entered into an agreement for lease for property and a warehouse building located in the London, England metro area (the “Agreement for Lease”). The Agreement for Lease provides for the completion of certain works within a specified time frame and the entry into a definitive lease (the “Lease”) upon the completion of those works. The Lease will have a term of 20 years, with an option to terminate on the part of the tenant after 15 years upon six months’ prior notice, and a total cumulative rent obligation of approximately $36,344,000 (using the exchange rate as of December 31, 2008) over the first 15 years of the Lease. On the fifteenth anniversary of the Lease, the rent can be reviewed and adjusted to market rents, as set out in the Lease. The Company expects to enter into the Lease in November 2009. There was no accounting impact for the Agreement for Lease through December 31, 2008.

Paris IBX Expansion Project

In September 2008, the Company entered into a capital lease for a space within a warehouse building in the Paris, France metro area adjacent to one of its existing Paris IBX centers, which will become the Company’s third IBX center in the Paris metro area (the “Paris IBX Expansion Project”). The Company took possession of this property in the fourth quarter of 2008, and as a result, recorded a property, plant and equipment asset, as well as a capital lease obligation, totaling 28,137,000 Euros or approximately $39,311,000 (the “Paris Metro Area IBX Capital Lease”) . Monthly payments under the Paris Metro Area IBX Capital Lease, which commence in April 2009, will be made through September 2020 at an effective interest rate of 7.43% per annum (see Note 9).

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Los Angeles Property Acquisition

In June 2007, the Company purchased property, comprised of land and an empty building, located in El Segundo, California, for $49,059,000, including closing costs, which the Company paid in full in a cash transaction in June 2007. The Company is building an IBX center on this property, which will be the Company’s fourth IBX center in the Los Angeles metro area.

San Jose Property Acquisition

In January 2007, the Company entered into a purchase agreement to purchase the building and property where its original Silicon Valley IBX center is located (the “San Jose Property Acquisition”) for $65,232,000, including closing costs, which was paid in full in a cash transaction during July 2007 following an initial $6,500,000 cash deposit paid in January 2007. In conjunction with the San Jose Property Acquisition, the Company wrote-off the associated deferred rent and asset retirement obligations totaling $1,386,000 and $138,000, respectively, and as a result, recorded property, plant and equipment totaling $63,708,000. Furthermore, in August 2007, the Company purchased an adjacent piece of land for $6,239,000, including closing costs, for potential future expansion.

4. Gains on Asset Sales

EMS Sale

In December 2007, the Company sold its Equinix mail service (“EMS”) offering located in Singapore for cash gross proceeds of $1,657,000 (the “EMS Sale”) in a related party transaction (see Note 14) resulting in a gain of $1,338,000. EMS was a service offering unique to Singapore and was acquired by the Company in its acquisition of i-STT Pte Ltd (“i-STT Acquisition”) on December 31, 2002; however, it was not considered a core service offering for the Company and the sale enables the Company to focus on its core IBX service offerings in Singapore.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounted for the Honolulu IBX Sale under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of long-Lived Assets,” which resulted in a gain of $9,647,000 in continuing operations comprised of the following (in thousands):

Cash proceeds	$9,750
Cash transaction costs	(220)

Net cash proceeds	9,530

Adjustments:
Prepaid expenses	(4)
Property, plant and equipment	(280)
Asset retirement obligation	200
Deferred rent	201

Subtotal	117

Gain on Honolulu IBX sale	$9,647

5. Balance Sheet Components

Cash, Cash Equivalents and Short-Term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following as of December 31 (in thousands):

	2008	2007
U.S. government and agency obligations	$131,002	$32,801
Money market	112,208	272,099
Reserve fund	9,250	—
Commercial paper	—	24,218
Corporate bonds	34,535	36,604
Asset-backed securities	17,724	16,578
Certificates of deposits	2,005	1,600
Other securities	1,221	—

Total available-for-sale securities	307,945	383,900
Less amounts classified as cash and cash equivalents	(220,207)	(290,633)

Total securities classified as investments	87,738	93,267
Less amounts classified as short-term investments	(42,112)	(63,301)

Total market value of long-term investments	$45,626	$29,966

As of December 31, 2008 and 2007, cash equivalents included investments which were readily convertible to cash and had maturity dates of 90 days or less. The maturities of securities classified as short-term investments were one year or less as of December 31, 2008 and 2007. The maturities of securities classified as long-term investments were greater than one year and less than three years as of December 31, 2008 and 2007.

For the year ended December 31, 2008, the Company recorded a $1,527,000 realized loss resulting from its investments in the Reserve Primary Fund (the “Reserve”), a money market fund that suffered a decline in its Net Asset Value (“NAV”) of below $1 per share when the Reserve valued its exposure to investments held in

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lehman Brothers Holdings, Inc. (“Lehman Brothers”) at zero. The Reserve held investments in commercial paper and short term-notes issued by Lehman Brothers, which filed for Chapter 11 bankruptcy protection in September 2008. This realized loss is included in interest income, net in the Company’s accompanying consolidated statements of operations. The Company has issued a redemption notice to redeem in full all of its holdings with the Reserve and has received distributions totaling $40,163,000. As of December 31, 2008, the fair value of the funds held by the Reserve totaling $9,250,000 remained outstanding. In February 2009, the Company received an additional distribution of $3,379,000 from the Reserve.

The Company expects that distributions from the Reserve will occur over the remaining nine months as the investments held in the fund mature. The Reserve has announced that this fund is in liquidation and they have filed their plan of liquidation with the Securities and Exchange Commission (the “SEC”). As of December 31, 2008, the Company has classified its investment in the Reserve as a short-term investment on its consolidated balance sheet. This classification is based on the Company’s assessment of each of the individual securities which make-up the underlying portfolio holdings in the Reserve, which primarily consisted of commercial paper, certificates of deposits and discount notes. While the Company expects to receive substantially all of its current holdings in the Reserve within the next nine months, it is possible the Company may encounter difficulties in receiving distributions given the current credit market conditions. If market conditions were to deteriorate even further such that the current fair value were not achievable, or if the Reserve is delayed in its ability to accurately complete their account reconciliations, the Company could realize additional losses in its holdings with the Reserve and distributions could be further delayed. A number of litigation claims have been filed against the Reserve’s management which could potentially delay the timing and amount of the final distributions of the fund. If the litigation were to continue for an extended period of time it is possible that the Reserve management’s cost of defending these claims could also reduce the final amount of distribution to the Company.

As of December 31, 2008, the Company’s net unrealized gains (losses) on its available-for-sale securities were comprised of the following (in thousands):

	Unrealized gains	Unrealized losses	Net unrealized losses
Short-term investments	$135	$(155)	$(20)
Long-term investments	323	(704)	(380)

	$458	$(858)	$(400)

The following table summarizes the fair value and gross unrealized losses related to 63 available-for-sale securities with an aggregate cost basis of $87,136,000, aggregated by type of investment and length of time that individual securities have been in continuous unrealized loss position, as of December 31, 2008 (in thousands):

	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or more
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government and agency obligations	$43,925	$(12)	$—	$—
Corporate bonds	27,537	(547)	—	—
Asset-backed securities	14,816	(299)	—	—

	$86,278	$(858)	$—	$—

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While the Company does not believe it holds investments that are other-than-temporarily impaired and believes that the Company’s investments will mature at par, as of December 31, 2008, the Company’s investments are subject to the currently adverse market conditions, which include constraints related to liquidity. If market conditions continue to deteriorate and liquidity constraints become even more pronounced, the Company could sustain other-than-temporary impairments to its investment portfolio which could result in additional realized losses being recorded in interest income, net or securities markets could become inactive which could affect the liquidity of the Company’s investments. As securities mature, the Company has reinvested the proceeds in U.S. government securities, such as Treasury bills and Treasury notes, of a short-term duration and lower yield in order to meet its capital expenditure requirements. As a result, the Company expects to recognize lower interest income in future periods.

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

While certain marketable securities carry unrealized losses, the Company expects that it will receive both principal and interest according to the stated terms of each of the securities and that the decline in market value is primarily due to changes in the interest rate environment from the time the securities were purchased as compared to interest rates at December 31, 2007.

The following table summarizes the fair value and gross unrealized losses related to 18 available-for-sale securities with an aggregate cost basis of $31,396,000, aggregated by type of investment and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2007 (in thousands):

	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or more
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Commercial paper	$16,963	$(1)	$—	$—
Corporate bonds	9,988	(33)	—	—
Asset-backed securities	2,807	(3)	—	—
Certificates of deposit	1,600	(1)	—	—

	$31,358	$(38)	$—	$—

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

Accounts receivable, net, consisted of the following as of December 31 (in thousands):

	2008	2007
Accounts receivable	$119,030	$98,141
Unearned revenue	(50,964)	(37,606)
Allowance for doubtful accounts	(2,037)	(446)

	$66,029	$60,089

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. The Company invoices its customers at the end of a calendar month for services to be provided the following month. Accordingly, unearned revenue consists of pre-billing for services that have not yet been provided, but which have been billed to customers in advance in accordance with the terms of their contract.

Additions to the allowance for doubtful accounts were approximately $1,582,000, $94,000 and $39,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Recoveries against the allowance were approximately ($9,000), ($79,000) and ($89,000), respectively, for the years ended December 31, 2008, 2007 and 2006.

Other Current Assets

Other current assets consisted of the following as of December 31 (in thousands):

	2008	2007
Prepaid expenses	$9,550	$6,979
Taxes receivable	3,434	3,437
Foreign currency forward contract receivable	377	—
Debt issuance costs, net	18	—
Other current assets	1,848	2,322

	$15,227	$12,738

Property, Plant and Equipment

Property, plant and equipment consisted of the following as of December 31 (in thousands):

	2008	2007
IBX plant and machinery	$651,820	$503,755
Leasehold improvements	534,186	481,409
Buildings	196,009	153,692
Site improvements	151,295	96,041
IBX equipment	147,832	128,423
Computer equipment and software	74,179	60,881
Land	48,950	50,979
Furniture and fixtures	9,866	5,698
Construction in progress	277,208	133,501

	2,091,345	1,614,379
Less accumulated depreciation	(602,943)	(451,659)

	$1,488,402	$1,162,720

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $80,239,000 and $40,486,000 at December 31, 2008 and December 31, 2007, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $11,734,000 and $7,539,000 for the years ended December 31, 2008 and 2007.

As of December 31, 2008 and December 31, 2007, the Company had accrued property, plant and equipment expenditures of $89,518,000 and $76,504,000, respectively. The Company’s planned capital expenditures during 2009 in connection with recently acquired IBX properties and expansion efforts are substantial. For further information, refer to “Other Purchase Commitments” in Note 14.

Goodwill and Other Intangibles

Goodwill and other intangible assets, net, consisted of the following as of December 31 (in thousands):

	2008	2007
Goodwill:
Europe	$324,674	$424,916
Asia-Pacific	18,155	18,010

	342,829	442,926
Other intangibles:
Intangible asset—customer contracts	58,605	69,209
Intangible asset—leases	4,349	5,254
Intangible asset—tradename	420	361
Intangible asset—workforce	160	160
Intangible asset—lease expenses	111	111
Intangible asset—non-compete	64	—

	63,709	75,095
Accumulated amortization	(12,791)	(7,888)

	50,918	67,207

	$393,747	$510,133

The Company’s goodwill and intangible assets in Europe, denominated in British pounds and Euros, and goodwill in Asia-Pacific, denominated in Singapore dollars, are subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses, including goodwill and other intangibles, are a component of other comprehensive income and loss.

For the years ended December 31, 2008, 2007 and 2006, the Company recorded amortization expense of $6,868,000, $2,452,000 and $781,000, respectively, associated with its other intangible assets. Estimated future amortization expense related to these intangibles is as follows (in thousands):

Year ending:
2009	$5,210
2010	5,177
2011	5,089
2012	5,074
2013	5,073
2014 and thereafter	25,295

Total	$50,918

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Assets

Other assets consisted of the following as of December 31 (in thousands):

	2008	2007
Deposits	$21,485	$16,618
Debt issuance costs, net	17,336	21,333
Restricted cash	14,934	1,982
Prepaid expenses	3,874	4,091
Other assets	1,285	1,860

	$58,914	$45,884

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of December 31 (in thousands):

	2008	2007
Accounts payable	$18,325	$14,816
Accrued compensation and benefits	22,135	18,875
Accrued utilities and security	10,327	8,709
Accrued taxes	8,640	6,925
Accrued interest	5,962	6,461
Accrued professional fees	2,741	2,094
Accrued other	6,187	7,216

	$74,317	$65,096

Other Current Liabilities

Other current liabilities consisted of the following as of December 31 (in thousands):

	2008	2007
Deferred installation revenue	$22,769	$16,295
Deferred tax liabilities	7,342	—
Accrued restructuring charges	6,023	3,973
Customer deposits	5,913	4,643
Deferred recurring revenue	4,434	3,811
Foreign currency forward contract payable	2,072	—
Deferred rent	495	400
Interest rate swap payable	271	—
Other current liabilities	1,136	351

	$50,455	$29,473

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Liabilities

Other liabilities consisted of the following as of December 31 (in thousands):

	2008	2007
Deferred rent, non-current	$28,146	$26,512
Deferred installation revenue, non-current	16,531	10,241
Asset retirement obligations	12,264	8,759
Deferred tax liabilities	12,083	25,955
Interest rate swap payable, non-current	10,631	—
Accrued restructuring charges, non-current	7,288	8,167
Deferred recurring revenue, non-current	6,180	5,745
Customer deposits, non-current	6,108	4,201
Other liabilities	864	639

	$100,095	$90,219

The Company currently leases the majority of its IBX centers and certain equipment under non-cancelable operating lease agreements expiring through 2027 (see “Other Purchase Commitments” in Note 14). The IBX center lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated rent expense abatement periods to better match the phased build-out of its centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent.

6. Derivative and Hedging Instruments

The Company employs interest rate swaps to partially offset its exposure to variability in interest payments due to fluctuations in interest rates for certain of its variable-rate debt. The Company employs foreign currency forward contracts to partially offset its business exposure to foreign exchange risk for certain existing foreign currency-denominated assets and liabilities.

Cash Flow Hedges—Interest Rate Swaps

The Company has variable-rate debt financing. These obligations expose the Company to variability in interest payments and therefore fluctuations in interest expense and cash flows due to changes in interest rates. Interest rate swap contracts are used in the Company’s risk management activities in order to minimize significant fluctuations in earnings that are caused by interest rate volatility. Interest rate swaps involve the exchange of variable-rate interest payments for fixed-rate interest payments based on the contractual underlying notional amount. Gains and losses on the interest rate swaps that are linked to the debt being hedged are expected to substantially offset this variability in earnings.

In May 2008, the Company entered into several interest rate swaps in order to minimize variability related to its variable-rate Chicago IBX Financing and European Financing (see Note 9). The Company also designated two existing interest rate swaps acquired in the IXEurope Acquisition as effective cash flow hedge relationships with the European Financing. Each of these hedge relationships were highly effective at achieving offsetting changes in cash flows as of December 31, 2008 with an insignificant amount of ineffectiveness recorded in interest expense on the accompanying consolidated statements of operations. The Company had never previously entered into any interest rate swap transactions.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had the following interest rate swaps in place as of December 31, 2008 (in thousands):

	Notional Amount	Fair Value (1)	Loss (2)
Liabilities:
European Financing interest rate swaps	$101,018	$(5,930)	$(6,038)
Chicago IBX Financing interest rate swap	105,000	(4,972)	(4,972)

	$206,018	$(10,902)	$(11,010)

(1)	Included in the consolidated balance sheets within other current liabilities and other liabilities.
(2)	Included in the consolidated balance sheets within accumulated other comprehensive income (loss).

Other Derivatives—Foreign Currency Forward Contracts

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

The Company has not designated the foreign currency forward contracts as hedging instruments under SFAS 133. Gains and losses on these contracts are included in other income (expense), net, along with those foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward contracts. The Company entered into various foreign currency forward contracts during the year ended December 31, 2008. As of December 31, 2008, the Company recorded a net liability of $1,695,000 representing the fair values of these foreign currency forward contracts, which is recorded within other current assets and other current liabilities in the accompanying consolidated balance sheet. During the year ended December 31, 2007, the Company entered into foreign currency forward contracts to purchase 265,156,000 British pounds at an average forward rate of 2.020007, or the equivalent of $535,617,000, for purposes of hedging a portion of the purchase price of the IXEurope Acquisition. Upon cash payment, the Company recorded a foreign exchange gain of $1,494,000 during the year ended December 31, 2007, which is reflected within other income (expense) on the Company’s accompanying consolidated statements of operations. As of December 31, 2007, the Company did not have any outstanding foreign currency forward contracts.

7. Fair Value Measurements

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2008 were as follows (in thousands):

	Fair value at December 31, 2008	Fair value measurement using
		Level 1	Level 2	Level 3
Assets:
U.S. government and agency obligations	$131,002	$—	$131,002	$—
Money market	112,208	112,208	—	—
Reserve fund	9,250	—	—	9,250
Corporate bonds	34,535	—	34,535	—
Asset-backed securities	17,724	—	17,724	—
Certificates of deposits	2,005	—	2,005	—
Other securities	1,221	—	1,221	—
Derivative assets (1)	377	—	377	—

	$308,322	$112,208	$186,864	$9,250

Liabilities:
Derivative liabilities (2)	(12,974)	—	(12,974)	—

	$(12,974)	$—	$(12,974)	$—

(1)	Included in the consolidated balance sheets within other current assets.
(2)	Included in the consolidated balance sheets within other current liabilities and other liabilities.

The fair value of the Company’s investments in available-for-sale money market funds approximates their face value. Such instruments are included in cash equivalents. These securities include available-for-sale debt investments related to the Company’s investments in the securities of other public companies, governmental units and other agencies. The fair value of these investments is based on the quoted market price of the underlying shares. However, the Company recorded an other-than-temporary impairment charge of $1,527,000 in September 2008 on funds held by the Reserve money market fund, whose carrying value of $50,940,000 was in excess of fair value of $49,422,000, of which $9,250,000 remained outstanding at December 31, 2008. In February 2009, the Company received an additional distribution of $3,379,000 from the Reserve. The money market funds held in the Reserve, originally classified within Level 1 of the fair value hierarchy, were reclassified to Level 3 of the fair value hierarchy in September 2008. The impairment charge of $1,527,000 related to the Reserve is reflected in interest income, net on the accompanying consolidated statements of operations.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of the activities of the Company’s Level 3 financial assets measured at fair value for the year ended December 31, 2008 (in thousands):

Balance at December 31, 2007	$—
Transfers from Level 1	50,940
Net realized losses (1)	(1,527)
Settlements	(40,163)

Balance at December 31, 2008	$9,250

(1)	Included in the consolidated statements of operations within interest income.

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

The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. However, the Reserve experienced a decline in its fair value as a result of its exposure to investments held in Lehman Brothers which filed for Chapter 11 bankruptcy protection. The Company recorded a loss on its investments in the Reserve and each of the individual securities which comprise the holdings in the Reserve was further evaluated. The Company has re-designated its investment in the Reserve from cash and cash equivalents to short-term investments. This re-designation is included in purchases of investments in investing activities in the Company’s accompanying consolidated statements of cash flows. The Company conducted its fair value assessment of the Reserve using Level 2 and Level 3 inputs. Management has reviewed the Reserve’s underlying securities portfolio which is substantially comprised of discount notes, certificates of deposit and commercial paper issued by highly-rated institutions. Normally, the Company would classify such an investment within Level 2 of the fair value hierarchy. However, management also evaluated the fair value of its unit interest in the Reserve itself, considering risk of collection, timing and other factors. These assumptions are inherently subjective and involve significant management judgment. As a result, the Company has classified its holdings in the Reserve within Level 3 of the fair value hierarchy.

The Company considers each category of investments held to be an asset group. The asset groups held at December 31, 2008 were U.S. government and agency securities, money market funds, corporate bonds, asset-backed securities, certificates of deposits and other securities. The Company’s fair value assessment includes an evaluation by each of these securities held for sale, all of which continue to be classified within Level 2 of the fair value hierarchy.

The types of instruments valued based on other observable inputs include available-for-sale debt investments in other public companies, governmental units and other agencies. Such instruments are generally classified within Level 2 of the fair value hierarchy.

Short-Term and Long-Term Investments. The Company uses the specific identification method in computing realized gains or losses. Except for the Reserve, which is carried at its adjusted cost, short-term and long-term investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income or

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loss, net of any related tax effect. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades over an extended period of time. The Company determined that these quoted market prices qualify as Level 1 and Level 2.

Derivative Assets and Liabilities. In determining the fair value of the Company’s interest rate swap derivatives, the Company uses the present value of expected cash flows based on observable market interest rate curves and volatilities commensurate with the term of each instrument and the credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the counterparty’s nonperformance risk. For foreign currency derivatives, the Company’s approach is to use forward contract and option valuation models employing market observable inputs, such as spot currency rates, time value and option volatilities and adjust for the credit default swap market. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit risk valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2008, the Company had assessed the significance of the impact of the credit risk valuation adjustments on the overall valuation of its derivative positions and had determined that the credit risk valuation adjustments were not significant to the overall valuation of its derivatives. Therefore, they are categorized as Level 2.

8. Convertible Debt

The Company’s convertible debt consisted of the following as of December 31 (in thousands):

	2008	2007
Convertible Subordinated Debentures	$19,150	$32,250
2.50% Convertible Subordinated Notes	250,000	250,000
3.00% Convertible Subordinated Notes	395,986	395,986

	665,136	678,236
Less current portion	(19,150)	—

	$645,986	$678,236

Convertible Subordinated Debentures

In February 2004, the Company issued $86,250,000 principal amount of 2.5% Convertible Subordinated Debentures due February 15, 2024 (the “Convertible Subordinated Debentures”). Interest is payable semi-annually, in arrears, on February 15th and August 15th of each year.

The Convertible Subordinated Debentures are governed by the Indenture dated February 11, 2004, between the Company, as issuer, and U.S. Bank National Association, as trustee (the “Convertible Subordinated Debentures Indenture”). The Convertible Subordinated Debentures Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company. The Convertible Subordinated Debentures are unsecured and rank junior in right of payment to the Company’s existing or future senior debt.

The Convertible Subordinated Debentures are convertible into shares of the Company’s common stock. Each $1,000 principal amount of Convertible Subordinated Debentures is convertible into 25.3165 shares of the Company’s common stock. This represents an initial conversion price of approximately $39.50 per share of

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock. Holders of the Convertible Subordinated Debentures may convert their individual debentures into shares of the Company’s common stock only under any of the following circumstances:

•

during any calendar quarter after the quarter ending June 30, 2004 (and only during such calendar quarter) if the sale price of the Company’s common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, is greater than or equal to 120% of the conversion price per share of the Company’s common stock, or approximately $47.40 per share (the “Stock Price Condition Conversion Clause);

•

subject to certain exceptions, during the five business-day period after any five consecutive trading-day period in which the trading price per Convertible Subordinated Debenture for each day of that period was less than 98% of the product of the sale price of the Company’s common stock and the conversion rate on each such day (the “Convertible Subordinated Debentures Parity Provision Clause”);

•	if the Convertible Subordinated Debentures have been called for redemption; or

•

upon the occurrence of certain specified corporate transactions described in the Convertible Subordinated Debentures Indenture, such as a consolidation, merger or binding share exchange in which the Company’s common stock would be converted into cash or property other than securities (the “Corporate Action Provision Clause”).

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

Holders of the Convertible Subordinated Debentures have the right to require the Company to purchase all or a portion of the Convertible Subordinated Debentures on February 15, 2009, February 15, 2014 and February 15, 2019, each of which is referred to as a purchase date. In addition, upon a fundamental change of the Company, as defined in the Convertible Subordinated Debentures Indenture, each holder of the Convertible Subordinated Debentures may require the Company to repurchase some or all of the Convertible Subordinated Debentures at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest.

The Company has considered the guidance in FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”, EITF Abstract No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and EITF Abstract No. 00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’ to Certain Convertible Instruments” and other related accounting pronouncements and has determined that the Convertible Subordinated Debentures do not contain a beneficial conversion feature as the fair value of the Company’s common stock on the date of issuance was less than the initial conversion price outlined in the agreement.

In March 2007, the Company entered into agreements with the holders (“Holders”) of $54,000,000 of its Convertible Subordinated Debentures, pursuant to which the Company agreed to exchange an aggregate of 1,367,090 newly issued shares of its common stock for such Holders’ Convertible Subordinated Debentures (the

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Convertible Subordinated Debentures’ Partial Conversion”). The number of shares of common stock issued equals the amount issuable upon conversion of the Convertible Subordinated Debentures in accordance with their terms. In addition, each Holder received cash consideration equal to accrued and unpaid interest through the redemption date totaling $111,000, as well as the present value of future interest due through February 15, 2009 and an incremental fee, totaling $3,395,000 (the “Inducement Fee”). The Company recognized a loss on debt conversion totaling $3,395,000 as a result of the Convertible Subordinated Debentures’ Partial Conversion in accordance with FASB No. 84, “Induced Conversions of Convertible Debt”, due to the Inducement Fee. As a result of the Convertible Subordinated Debentures’ Partial Conversion, a net of $53,229,000 was credited to stockholders’ equity during the first quarter of 2007.

In November 2008, certain holders of the Convertible Subordinated Debentures converted $13,100,000 principal amount of their Convertible Subordinated Debentures into 331,644 newly issued shares of our common stock. As of December 31, 2008, a total of $19,150,000 of Convertible Subordinated Debentures remained outstanding and were convertible into 484,813 shares of the Company’s common stock. As noted above, holders of the Convertible Subordinated Debentures had the right to require the Company to purchase all or a portion of these remaining Convertible Subordinated Debentures totaling $19,150,000 on February 15, 2009; however, none of them did so. In addition, in December 2008, due to a combination of factors, including the fact that the small number of Convertible Subordinated Debentures remaining has resulted in small and infrequent trades of the Convertible Subordinated Debentures creating an illiquid market and the depressed price of the Company’s common stock during this period, the Convertibe Subordinated Debentures Parity Provision Clause was triggered. As a result, as of December 31, 2008, holders of the Convertible Subordinated Debentures have the right to convert their individual debentures into shares of the Company’s common stock at any time. Therefore, the Company has reclassified the remaining Convertible Subordinated Debentures as a current liability as of December 31, 2008.

2.50% Convertible Subordinated Notes

In March 2007, the Company issued $250,000,000 aggregate principal amount of 2.50% Convertible Subordinated Notes due April 15, 2012 (the “2.50% Convertible Subordinated Notes”). Interest is payable semi-annually on April 15 and October 15 of each year, and commenced October 15, 2007.

The 2.50% Convertible Subordinated Notes are governed by an Indenture dated as of March 30, 2007, between the Company, as issuer, and U.S. Bank National Association, as trustee (the “2.50% Convertible Subordinated Notes Indenture”). The 2.50% Convertible Subordinated Notes Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company. The 2.50% Convertible Subordinated Notes are unsecured and rank junior in right of payment to the Company’s existing or future senior debt and equal in right of payment to the Company’s existing and future subordinated debt.

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

•

during any fiscal quarter (and only during that fiscal quarter) ending after June 30, 2007, if the sale price of the Company’s common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than 130% of the conversion price per share of common stock on such last trading day, which was $145.64 per share as of December 31, 2008 (the “Stock Price Condition Conversion Clause”);

•

subject to certain exceptions, during the five business day period following any ten consecutive trading day period in which the trading price of the 2.50% Convertible Subordinated Notes for each day of such period was less than 98% of the product of the sale price of the Company’s common stock and the conversion rate (the “2.50% Convertible Subordinated Notes Parity Provision Clause”);

•	if such Convertible Subordinated Notes have been called for redemption;

•

upon the occurrence of specified corporate transactions described in the 2.50% Convertible Subordinated Notes Indenture, such as a consolidation, merger or binding share exchange in which the Company’s common stock would be converted into cash or property other than securities (the “Corporate Action Provision Clause”); or

•	at any time on or after March 15, 2012.

Upon conversion, due to the conversion formulas associated with the 2.50% Convertible Subordinated Notes, if the Company’s stock is trading at levels exceeding 130% of the conversion price per share of common stock, and if the Company elects to pay any portion of the consideration in cash, additional consideration beyond the $250,000,000 of gross proceeds received would be required. However, in no event would the total number of shares issuable upon conversion of the 2.50% Convertible Subordinated Notes exceed 11.6036 per $1,000 principal amount of Convertible Subordinated Notes, subject to anti-dilution adjustments, or the equivalent of $86.18 per share of common stock or a total of 2,900,900 shares of the Company’s common stock. As of December 31, 2008, the 2.50% Convertible Subordinated Notes were convertible into 2,231,475 shares of the Company’s common stock.

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

The Company may redeem all or a portion of the 2.50% Convertible Subordinated Notes at any time after April 16, 2010 for cash but only if the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days immediately prior to the day the Company gives notice of redemption is greater than 130% of the applicable conversion price per share of common stock on the date of the notice, which was $145.64 per share as of December 31, 2008. The redemption price will equal 100% of the principal amount of the 2.50% Convertible Subordinated Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Holders of the 2.50% Convertible Subordinated Notes have the right to require the Company to purchase with cash all or a portion of the 2.50% Convertible Subordinated Notes upon the occurrence of a fundamental change such as change of control at a purchase price equal to 100% of the principal amount of the 2.50% Convertible Subordinated Notes plus accrued and unpaid interest, if any, to, but excluding, the date of

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repurchase. Following certain corporate transactions that constitute a change of control, the Company will increase the conversion rate for a holder who elects to convert the 2.50% Convertible Subordinated Notes in connection with such change of control in certain circumstances.

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

The 2.50% Convertible Subordinated Notes fall within the scope of FSP APB 14-1, applicable to the Company commencing in 2009. For further information, refer to “Recent Accounting Pronouncements” in Note 1.

3.00% Convertible Subordinated Notes

In September 2007, the Company issued $395,986,000 aggregate principal amount of 3.00% Convertible Subordinated Notes due October 15, 2014 (the “3.00% Convertible Subordinated Notes”). Interest is payable semi-annually on April 15 and October 15 of each year, and commenced April 15, 2008.

The 3.00% Convertible Subordinated Notes are governed by an Indenture dated as of September 26, 2007, between the Company, as issuer, and U.S. Bank National Association, as trustee (the “3.00% Convertible Subordinated Notes Indenture”). The 3.00% Convertible Subordinated Notes Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company. The 3.00% Convertible Subordinated Notes are unsecured and rank junior in right of payment to the Company’s existing or future senior debt and equal in right of payment to the Company’s existing and future subordinated debt.

Holders of the 3.00% Convertible Subordinated Notes may convert their notes at their option on any day up to and including the business day immediately preceding the maturity date into shares of the Company’s common stock. The base conversion rate is 7.436 shares of common stock per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to adjustment. This represents a base conversion price of approximately $134.48 per share of common stock. If, at the time of conversion, the applicable stock price of the Company’s common stock exceeds the base conversion price, the conversion rate will be determined pursuant to a formula resulting in the receipt of up to 4.4616 additional shares of common stock per $1,000 principal amount of the 3.00% Convertible Subordinated Notes, subject to adjustment. However, in no event would the total number of shares issuable upon conversion of the 3.00% Convertible Subordinated Notes exceed 11.8976 per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to anti-dilution adjustments, or the equivalent of $84.05 per share of the Company’s common stock or a total of 4,711,283 shares of the Company’s common stock. As of December 31, 2008, the 3.00% Convertible Subordinated Notes were convertible into 2,944,551 shares of the Company’s common stock.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Holders of the 3.00% Convertible Subordinated Notes have the right to require the Company to purchase with cash all or a portion of the Convertible Subordinated Notes upon the occurrence of a fundamental change such as change of control at a purchase price equal to 100% of the principal amount of the 3.00% Convertible Subordinated Notes plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase. Following certain corporate transactions that constitute a change of control, the Company will increase the conversion rate for a holder who elects to convert the 3.00% Convertible Subordinated Notes in connection with such change of control in certain circumstances.

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

9. Non-Convertible Debt

The Company’s non-convertible debt consisted of the following as of December 31 (in thousands):

	2008	2007
European Financing	$130,981	$83,544
Chicago IBX Financing	109,991	105,612
Mortgage Payable	94,362	96,746
Asia-Pacific Financing	87,009	25,933
Netherlands Financing	6,485	—
Other Note Payable	9,672	18,661

	438,500	330,496
Less current portion	(52,054)	(16,581)

	$386,446	$313,915

European Financing

In September 2007, as a result of the IXEurope Acquisition (see Note 2), a wholly-owned subsidiary of the Company acquired a senior facilities agreement totaling approximately 82,000,000 British pounds, or approximately $135,533,000 (using the exchange rate as of December 31, 2008) (the “European Financing”). The European Financing is comprised of three facilities: (i) Facility A, which was available to draw upon through March 2008, provided for a term loan of up to approximately 40,000,000 British pounds and bears a floating interest rate per annum of between 0.875% and 2.25% above LIBOR or EURIBOR; (ii) Facility B, which was available to draw upon through June 2010, provided for a term loan of up to approximately 40,000,000 British pounds and bears a floating interest rate per annum of between 0.875% and 2.25% above LIBOR or EURIBOR and (iii) Facility C, which is available to draw upon through May 2014, provides for a revolving credit facility of up to approximately 2,000,000 British pounds and bears a floating interest rate per annum of between 0.875% and 2.125% above LIBOR or EURIBOR (collectively, the “Loans Payable”). The European Financing has a final maturity date of June 30, 2014 and interest is payable in periods of one, two, three or six months at the election of the Company’s European subsidiary. Facility A will be repaid in 13 semi-annual installments, which commenced June 30, 2008. Facility B will be repaid in nine semi-annual installments commencing June 30,

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2010. Facility C will be repaid at the final maturity date. The European Financing is available to fund the Company’s subsidiary’s current or future operations in Europe, including capital expenditures, for certain pre-approved subsidiaries in Europe and amounts can be drawn in British pounds, Euros or Swiss francs. Loans payable under the European Financing are available to fund certain of the Company’s expansion projects in France, Germany, Switzerland and the United Kingdom. The European Financing is collateralized by certain of the Company’s assets in Europe and contains several financial covenants specific to the Company’s European operations, with which the Company must comply quarterly. In January 2009, the Company amended certain provisions of the European Financing related to a financial covenant and acknowledgment of the appointment of an executive officer in Europe, which were effective December 31, 2008 (see Note 18). As a result of this amendment, the Company is in compliance with all financial covenants in connection with the European Financing.

Upon a written request from the Company at any time after December 31, 2007 and through the final maturity date, and upon approval by the lenders, an additional term loan of up to approximately 15,000,000 British pounds, or approximately $21,890,000, may be made available to the Company.

As of December 31, 2008, the Company had fully utilized Facility A and Facility B under the European Financing, leaving 2,000,000 British pounds of Facility C, or approximately $2,919,000, available to borrow under the European Financing. As of December 31, 2008, the European Financing had an approximate blended interest rate of 4.39% per annum.

The European Financing requires the Company to hedge the floating interest rates inherent in the European Financing (on just a portion of the total amounts outstanding). In May 2008, the Company entered into three interest rate swap agreements and re-designated two older ineffective interest rate swap agreements with a total of two counterparties to hedge the interest payments on the equivalent principal of $101,018,000 of the European Financing, which will mature in August 2009 and May 2011. Under the terms of the interest rate swap transactions, the Company receives interest payments based on rolling one-month EURIBOR and LIBOR terms and pay fixed interest rates ranging from 5.97% to 8.16% (swap rates ranging from 3.72% to 5.91% plus borrowing margin) (see Note 6).

Chicago IBX Financing

In February 2007, a wholly-owned subsidiary of the Company obtained a loan of up to $110,000,000 to finance up to 60% of the development and construction costs of an expansion project in the Chicago metro area (the “Chicago IBX Financing”). The Company periodically received advances of funds in conjunction with costs incurred for construction of its expansion project in the Chicago metro area (collectively, the “Loan Payable”). As of December 31, 2008, the Company had received advances representing the final Loan Payable totaling $109,991,000.

The Loan Payable has an initial maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. The Loan Payable bears interest at a floating rate (one, three or six month LIBOR plus 2.75%) with interest payable monthly, which commenced in March 2007. As of December 31, 2008, the Loan Payable had an approximate interest rate of 4.19% per annum. The Chicago IBX Financing has no specific financial covenants and contains a limited parent company guaranty.

In May 2008, the Company entered into an interest rate swap agreement with one counterparty to hedge the interest payments on principal of $105,000,000 of the Chicago IBX Financing, which will mature in February 2011. Under the terms of the interest rate swap transaction, we receive interest payments based on rolling

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

one-month LIBOR terms and pay fixed interest rate of 6.34% (swap rate of 3.59% plus borrowing margin of 2.75%) (see Note 6).

Mortgage Payable

In December 2005, the Company financed the Ashburn Campus Property Acquisition with a $60,000,000, 8% mortgage to be amortized over 20 years (the “Mortgage Payable”). Payments for the Mortgage Payable are payable monthly, commenced February 2006, and will be payable through January 2026. The Mortgage Payable is collateralized by the Ashburn Campus property and related assets. Pursuant to the terms of the Mortgage Payable, the Company agreed to invest at least $40,000,000 in capital improvements to the Ashburn Campus by December 31, 2007. In December 2006, the Company obtained additional financing of $40,000,000, which increased the total amount financed by the Mortgage Payable from $60,000,000 to $100,000,000, on the same terms as the initial Mortgage Payable. The Company used this additional funding to finance expansion projects in the Washington, D.C. metro area. The Mortgage Payable has numerous covenants; however, there are no specific financial ratios or minimum operating performance covenants. As of December 31, 2008, the Company was in compliance with all covenants in connection with the Mortgage Payable.

Asia-Pacific Financing

In August 2007, two wholly-owned subsidiaries of the Company, located in Singapore and Tokyo, Japan, entered into an approximately $48,438,000 (using the exchange rates as of December 31, 2008) multi-currency credit facility agreement (the “Asia-Pacific Financing”), which is comprised of 23,000,000 Singapore dollars and 2,932,500,000 Japanese yen, respectively. During the year ended December 31, 2008, the Asia-Pacific Financing was amended to also enable our subsidiaries in Australia and Hong Kong to borrow up to 32,000,000 Australian dollars, or approximately $22,483,000, and 156,000,000 Hong Kong dollars, or approximately $20,124,000 (using the exchange rate as of December 31, 2008), respectively, under the same general terms, amending the Asia-Pacific Financing into an approximately $91,000,000 multi-currency credit facility agreement. The Asia-Pacific Financing has a four-year term that allows these four subsidiaries to borrow up to their credit limits during the first 12-month period with repayment to occur over the remaining three years in twelve 12 quarterly installments (collectively, the “Loans Payable”). The Asia-Pacific Financing bears interest at a floating rate (the relevant three-month local cost of funds), as applicable, plus 1.85%-2.50% depending on the ratio of the Company’s senior indebtedness to its earnings before interest, taxes, depreciation and amortization, or EBITDA, with interest payable quarterly. The Asia-Pacific Financing may be used by these four subsidiaries to fund capital expenditures on leasehold improvements, equipment, and other installation costs related to expansion plans in Singapore, Tokyo, Sydney and Hong Kong. The Asia-Pacific Financing is guaranteed by the parent, Equinix, Inc., is secured by the assets of these four subsidiaries, including a pledge of their shares, and has several financial covenants specific to the Company’s Asia-Pacific operations, with which the Company must comply quarterly. As of December 31, 2008, the Company had fully drawn the Asia-Pacific Financing. As of December 31, 2008, Loans payable under the Asia-Pacific Financing had an approximate blended interest rate of 3.69% per annum. As of December 31, 2008, loans payable under the Asia-Pacific Financing have a final maturity date of June 2012. As of December 31, 2008, the Company was in compliance with all financial covenants in connection with the Asia-Pacific Financing.

Netherlands Financing

In February 2008, as a result of the Virtu Acquisition, a wholly-owned subsidiary of the Company assumed senior credit facilities totaling approximately 5,500,000 Euros (the “Netherlands Financing”), which are callable by the lender and bear interest at a floating rate (three month EURIBOR plus 1.25%). As of December 31, 2008, the Netherlands Financing had an approximate blended interest rate of 4.18% per annum. The Netherlands

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financing is collateralized by substantially all of the Company’s operations in the Netherlands. The Netherlands Financing contains several financial covenants specific to the Company’s operations in the Netherlands, which must be complied with on an annual basis. As of December 31, 2008, the Company’s wholly-owned subsidiary in the Netherlands was not in compliance with certain of the financial covenants; however, the lender agreed to waive such non-compliance while the Company renegotiates the entire Netherlands Financing, which should be completed by April 2009. If the Company is unable to renegotiate the Netherlands Financing by April 2009, the financial covenants in their original form will go back into effect. Although the Netherlands Financing has a payment schedule with a final payment date in January 2016, as of December 31, 2008, the Company had reflected the total amount outstanding under the Netherlands Financing as a current liability within the current portion of mortgage and loans payable on the accompanying balance sheet as it is not currently a committed facility (it is callable by the lender).

Other Note Payable

The other note payable arises from a 2005 lease restructuring and is a non-interest bearing note with an imputed interest rate of 6.14% per annum. Payments under the other note payable, which originally totaled $20,000,000, are payable quarterly and will be payable through the fourth quarter of 2009.

Silicon Valley Bank Credit Line

In December 2004, the Company entered into a $25,000,000 credit line arrangement with Silicon Valley Bank, which was subsequently amended to increase the line up to $75,000,000 (the “Silicon Valley Bank Credit Line”). Borrowings under the Silicon Valley Bank Credit Line, if drawn, bore interest at variable interest rates, plus the applicable margins, in effect prior to the amendment, based on either prime rates or LIBOR rates. The Silicon Valley Bank Credit Line had an original maturity of September 15, 2008 and was secured by substantially all of the Company’s domestic personal property assets and certain of the Company’s real property leases. The Silicon Valley Bank Credit Line also featured sublimits, which enabled the Company to issue letters of credit. The Company entered into seven irrevocable letters of credit with the Silicon Valley Bank, which were collateralized by the Silicon Valley Bank Credit Line.

In February 2008, the Company terminated the Silicon Valley Bank Credit Line. As a result, all letters of credit issued and outstanding under the Silicon Valley Bank Credit Line, totaling $12,144,000, were funded as restricted cash on the Company’s consolidated balance sheets (see “Other Assets” in Note 5). As of the termination date, the Company had no borrowings outstanding under the Silicon Valley Bank Credit Line and no termination penalties were incurred.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Capital Lease and Other Financing Obligations

Capital lease and other financing obligations consisted of the following as of December 31 (in thousands):

	2008	2007
Paris Metro Area IBX Capital Lease	$40,047	$—
Los Angeles IBX Financing	37,700	37,935
Washington, D.C. Metro Area IBX Capital Lease	31,513	32,700
San Jose IBX Equipment & Fiber Financing	14,164	14,510
Chicago IBX Equipment Financing	6,905	7,547
Other capital lease and financing obligations	7,201	4,720

	137,530	97,412
Less current portion	(4,499)	(3,808)

	$133,031	$93,604

Paris Metro Area IBX Capital Lease

In October 2008, the Company recorded the Paris Metro Area IBX Capital Lease. Monthly payments under the Paris Metro Area IBX Capital Lease commence in April 2009 and will be made through September 2020 at an effective interest rate of 7.43% per annum.

Los Angeles IBX Financing

In December 2005, the Company recorded the Los Angeles IBX Financing. Monthly payments under the Los Angeles IBX Financing commenced in January 2006 and will be made through December 2025 at an effective interest rate of 7.75% per annum.

Washington, D.C. Metro Area IBX Capital Lease

In November 2004, the Company recorded the Washington, D.C. Metro Area IBX Capital Lease. Monthly payments under the Washington, D.C. Metro Area IBX Capital Lease commenced in November 2004 and will be made through October 2019 at an effective interest rate of 8.50% per annum.

San Jose IBX Equipment & Fiber Financing

In February 2005, the Company recorded the San Jose IBX Equipment & Fiber Financing. Monthly payments under the San Jose IBX Equipment & Fiber Financing commenced in February 2005 and will be made through May 2020 at an effective interest rate of 8.50% per annum.

Chicago IBX Equipment Financing

In November 2005, the Company recorded the Chicago IBX Equipment Financing. Monthly payments under the Chicago IBX Equipment Financing commenced in November 2005 and will be made through August 2015 at an effective interest rate of 7.50% per annum.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Debt Maturities

Combined aggregate maturities for the Company’s various debt facilities and other financing obligations as of December 31, 2008 were as follows (in thousands) (unaudited):

	Convertible debt (1)	Mortgage and loans payable (1)		Capital lease and other financing obligations (2)	Total
2009	$19,150	$52,054		$15,242	$86,446
2010	—	158,061	(3)	16,562	174,623
2011	—	45,905		16,810	62,715
2012	250,000	28,421		16,695	295,116
2013	—	27,577		16,785	44,362
2014 and thereafter	395,986	126,482		138,595	661,063

	665,136	438,500		220,689	1,324,325
Less amount representing interest	—	—		(93,087)	(93,087)
Plus amount representing residual property value	—	—		9,928	9,928

	665,136	438,500		137,530	1,241,166
Less current portion of principal	(19,150)	(52,054)		(4,499)	(75,703)

	$645,986	$386,446		$133,031	$1,165,463

(1)	Represents principal only.
(2)	Represents principal and interest in accordance with minimum lease payments.
(3)	The Loan Payable under the Chicago IBX Financing has an initial maturity date of January 31, 2010, with options to extend up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions.

12. Stockholders’ Equity

The Company’s authorized share capital is 300,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 25,000,000 is designated Series A, 25,000,000 is designated as Series A-1 and 50,000,000 is undesignated. As of December 31, 2008 and 2007, the Company had no preferred stock issued and outstanding.

Common Stock

As of December 31, 2008, the Company has reserved the following shares of authorized but unissued shares of common stock for future issuance:

Conversion of Convertible Subordinated Debentures	484,813
Conversion of 2.50% Convertible Subordinated Notes	2,900,900
Conversion of 3.00% Convertible Subordinated Notes	4,711,283
Common stock options, restricted shares and restricted stock units	7,599,158
Common stock employee purchase plans	1,920,443
Common stock warrants	1,034

17,617,631

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Compensation Plans

In May 2000, the Company’s stockholders approved the adoption of the 2000 Equity Incentive Plan as the successor plan to the 1998 Stock Plan. In August 2000 the Company no longer issued additional grants under the 1998 Stock Plan, and unexercised options under the predecessor 1998 Stock Plan that cancel due to an optionee’s termination may be reissued under the successor 2000 Equity Incentive Plan. Under the 2000 Equity Incentive Plan, nonstatutory stock options, restricted shares, restricted stock units, and stock appreciation rights may be granted to employees, outside directors and consultants at not less than 85% of the fair market value on the date of grant, and incentive stock options may be granted to employees at not less than 100% of the fair market value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and equity awards granted to employees and consultants on or after October 1, 2005 will generally expire seven years from the grant date, subject to continuous service of the optionee. Equity awards granted under the 2000 Equity Incentive Plan generally vest over four years. As of December 31, 2008, the Company has reserved a total of 12,184,290 shares for issuance under the 2000 Equity Incentive Plan of which 3,647,700 were still available for grant, and the plan reserve is increased on January 1 each year through January 1, 2010 by the lesser of 6% of the common stock then outstanding or 6,000,000 shares. The 2000 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, and the Board may terminate or amend the plan, with approval of the stockholders as may be required by applicable law, at any time.

In May 2000, the Company’s stockholders approved the adoption of the 2000 Director Option Plan, which was amended and restated effective January 1, 2003. Under the 2000 Director Option Plan, each non-employee board member who was not previously an employee of the Company will receive an automatic initial nonstatutory stock option grant, which vests in four annual installments. In addition, each non-employee board member will receive an annual non-statutory stock option grant on the date of the Company’s regular Annual Meeting of Stockholders, provided the board member will continue to serve as a director thereafter. Such annual option grants shall vest in full on the earlier of a) the first anniversary of the grant, or b) the date of the regular Annual Meeting of Stockholders held in the year following the grant date. A new director who receives an initial option will not receive an annual option in the same calendar year. Options granted under the 2000 Director Option Plan will have an option price not less than 100% of the fair market value on the date of grant and will have a 10-year contractual term, subject to continuous service of the board member. On December 18, 2008, the Company’s Board of Directors passed resolutions eliminating all automatic stock option grant mechanisms under the 2000 Director Plan, and replaced them with an automatic restricted stock unit grant mechanism under the 2000 Equity Incentive Plan. As of December 31, 2008, the Company has reserved 493,440 shares subject to options for issuance under the 2000 Director Option Plan of which 405,938 were still available for grant and an additional 50,000 shares is added to the reserve on January 1 each year through January 1, 2010. The 2000 Director Option Plan is administered by the Compensation Committee of the Board of Directors, and the Board may terminate or amend the plan, with approval of the stockholders as may be required by applicable law, at any time.

In September 2001, the Company adopted the 2001 Supplemental Stock Plan, under which non-statutory stock options and restricted shares/restricted stock units may be granted to consultants and employees who are not executive officers or board members, at not less than 85% of the fair market value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and options granted on or after October 1, 2005 will generally expire seven years from the grant date, subject to continuous service of the optionee. Current stock options granted under the 2001 Supplemental Stock Plan generally vest over four years. As of December 31, 2008, the Company has reserved a total of 1,493,961 shares for issuance under the 2001 Supplemental Stock Plan, of which 257,112 were still available for grant. The 2001 Supplemental Stock Plan is administered by the Compensation Committee of the Board of Directors, and the plan will continue in effect indefinitely unless the Board decides to terminate it earlier.

The 1998 Stock Plan, 2000 Equity Incentive Plan, 2000 Director Option Plan and 2001 Supplemental Stock Plan are collectively referred to as the “Equity Compensation Plans.”

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity

Stock option activity under the Equity Compensation Plans is summarized as follows:

	Number of shares outstanding	Weighted- average exercise price per share
Stock options outstanding at December 31, 2005	4,162,539	33.67
Stock options granted	1,209,870	55.61
Stock options exercised	(1,593,697)	21.91
Stock options canceled	(466,397)	49.54

Stock options outstanding at December 31, 2006	3,312,315	45.11
Stock options granted	944,500	83.03
Stock options exercised	(941,315)	33.55
Stock options canceled	(184,582)	61.38

Stock options outstanding at December 31, 2007	3,130,918	59.06
Stock options granted	88,600	81.60
Stock options exercised	(519,987)	38.30
Stock options canceled	(142,078)	74.89

Stock options outstanding at December 31, 2008	2,557,453	63.18

The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $24,335,000, $54,190,000 and $55,238,000, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the stock. The total fair value of options vested during the years ended December 31, 2008, 2007 and 2006 was $27,076,000, $26,321,000 and $21,181,000, respectively. In July 2008, the Company began granting restricted stock units exclusively in lieu of stock options.

The following table summarizes information about outstanding equity awards as of December 31, 2008:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted- average remaining contractual life	Weighted- average exercise price	Number of shares	Weighted- average exercise price
$2.96 to $26.81	184,974	4.43	$15.57	184,974	$15.57
$27.39 to $33.79	202,713	4.93	30.38	199,273	30.32
$33.93 to $42.15	251,477	5.34	39.31	199,221	39.45
$42.53 to $44.89	244,600	6.04	44.76	232,431	44.77
$45.08 to $52.85	471,005	4.17	52.03	291,406	52.17
$53.09 to $74.91	219,032	5.01	63.23	88,019	59.72
$75.38 to $75.38	376,559	4.99	75.38	157,773	75.38
$78.12 to $87.95	210,136	5.80	84.37	94,238	84.34
$88.39 to $104.36	206,481	6.38	96.55	59,451	97.24
$112.41 to $312.00	190,476	2.12	143.38	171,363	146.83

	2,557,453	4.90	63.18	1,678,149	58.66

As of December 31, 2008, 2007 and 2006, the weighted average remaining contractual life of options outstanding was 4.90 years, 5.77 years and 6.68 years, respectively. The weighted-average exercise price of options outstanding at December 31, 2008, 2007 and 2006 was $63.18, $59.06 and $45.11, respectively. The weighted-average exercise price of options exercisable at December 31, 2008, 2007 and 2006 was $58.66, $51.16 and $43.05, respectively.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides the following additional disclosures for stock options as of December 31 (dollars in thousands):

	2008	2007	2006
Total aggregated intrinsic value of stock options outstanding	$17,683	$139,879	$114,228
Total aggregated intrinsic value of stock options exercisable	$16,506	$81,505	$51,178
Weighted average remaining contractual life of stock options exercisable (in years)	4.69	5.41	6.28

Fair Value Calculations—Stock Options

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options with the following weighted average assumptions for the years ended December 31:

	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility	52%	63%	69%
Risk-free interest rate	3.12%	4.54%	4.70%
Expected life (in years)	4.9	4.6	4.6

The weighted-average fair value of stock options per share on the date of grant was $39.22, $45.10 and $32.58, respectively, for the years ended December 31, 2008, 2007 and 2006.

Restricted Share and Restricted Stock Unit Activity

As noted above, the Company grants restricted shares and restricted stock units out of the 2000 Equity Incentive Plan. Restricted share activity is summarized as follows:

	Number of shares outstanding	Weighted- average grant date fair value per share
Restricted shares outstanding, December 31, 2005	280,438	$43.76
Restricted shares granted	274,000	44.43
Restricted shares issued, unvested (1)	(274,000)	44.43
Restricted shares issued, vested	(69,313)	43.76
Restricted shares canceled	(51,125)	43.76

Restricted shares outstanding, December 31, 2006	160,000	43.76
Restricted shares granted	283,000	77.06
Restricted shares issued, unvested (2)	(283,000)	77.06
Restricted shares issued, vested	(64,000)	43.76
Restricted shares canceled	—	—

Restricted shares outstanding, December 31, 2007	96,000	43.76
Restricted shares granted	—	—
Restricted shares issued, unvested (2)	—	—
Restricted shares issued, vested	(64,000)	43.76
Restricted shares canceled	—	—

Restricted shares outstanding, December 31, 2008 (3)	32,000	43.76

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	On January 10, 2006 and May 22, 2006, the Company granted 250,000 and 24,000 restricted shares, respectively, to its executive officers and at the same time, unlike the previous year’s restricted stock grants (see footnote 3 below), the Company issued these shares into an escrow account under the names of each of the executive officers. These shares have voting rights and are considered issued and outstanding. They are released from the escrow account as they vest. However, they are subject to forfeiture (and, therefore, canceled) if the individual officers do not meet the vesting requirements. See “Earnings Per Share” in Note 1.
(2)	On January 2, 2007 and April 2, 2007, the Company granted 199,000 restricted shares and 84,000 restricted shares, respectively, to its executive officers and the Company’s new Chief Executive Officer, and, at the same time, issued these shares into an escrow account under the names of each of the executive officers. These shares have voting rights and are considered issued and outstanding. They are released from the escrow account as they vest. However, they are subject to forfeiture (and, therefore, canceled) if the individual officers do not meet the vesting requirements. See “Earnings Per Share” in Note 1.
(3)	As of December 31, 2008, there were a total of 32,000 restricted shares outstanding and unissued. These restricted shares were granted on February 8, 2005 to the Company’s executive officers. These shares were not placed into an escrow account in the names of each of the executive officers. These shares do not have voting rights and are not considered issued and outstanding. These restricted shares will only be issued when they become vested.

Unvested restricted shares as of December 31, 2008 totaled 314,910, comprised of 282,910 issued shares and 32,000 unissued shares. During the year ended December 31, 2008, the Company cancelled 21,166 issued and outstanding shares related to unvested restricted shares that were forfeited. Unvested restricted shares as of December 31, 2007 totaled 553,245, comprised of 457,245 issued shares and 96,000 unissued shares. Unvested restricted shares as of December 31, 2006 totaled 407,750, comprised of 247,750 issued shares and 160,000 unissued shares.

During the year ended December 31, 2007, the Company granted restricted stock units to certain of its non-executive employees. During the year ended December 31, 2008, the Company began granting restricted stock units exclusively to its employees, including executives, in lieu of stock options. Each unit is not considered issued and outstanding and does not have voting rights until it is converted into one share of the Company’s common stock upon vesting. Restricted stock unit activity is summarized as follows:

	Number of shares outstanding	Weighted- average grant date fair value per share
Restricted stock units outstanding, December 31, 2006	—	$—
Restricted stock units granted	364,136	77.57
Restricted stock units vested	(47,734)	76.65
Restricted stock units canceled	—	—

Restricted stock units outstanding, December 31, 2007	316,402	77.79
Restricted stock units granted	606,737	76.37
Restricted stock units vested	(170,309)	80.38
Restricted stock units canceled	(53,875)	84.14

Restricted stock units outstanding, December 31, 2008	698,955	75.46

Total fair value of restricted shares and restricted stock units vested during the years ended December 31, 2008, 2007 and 2006 was $26,153,000, $10,039,000 and $4,168,000, respectively.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Calculations—Restricted Shares and Restricted Stock Units

The Company used a Monte Carlo simulation option-pricing model to determine the fair value of restricted shares and restricted stock units that have both a service and market price condition with the following weighted average assumptions for the years ended December 31:

	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility	61%	65%	71%
Risk-free interest rate	3.74%	4.56%	4.43%

Commencing February 2008, the Company ceased granting restricted shares and restricted stock units with a market price condition. The Company uses fair market value of its common stock traded in the market on the date of the grant to determine the fair value of restricted shares and restricted stock units that have a service condition only or have both a service and performance condition.

Employee Stock Purchase Plans

In June 2004, the Company’s stockholders approved the adoption of the 2004 Employee Stock Purchase Plan and International Employee Stock Purchase Plan (the “2004 Purchase Plans”) as successor plans to a previous plan that ceased having activity in 2005. A total of 500,000 shares have been reserved for issuance under the 2004 Purchase Plans, and the number of shares available for issuance under the 2004 Purchase Plans automatically increases on January 1 each year, beginning in 2005, by the lesser of 2% of the shares of common stock then outstanding or 500,000 shares. As of December 31, 2008, a total of 1,920,443 shares remain available for purchase under the 2004 Purchase Plans. The 2004 Purchase Plans permit eligible employees to purchase common stock on favorable terms via payroll deductions of up to 15% of the employee’s cash compensation, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each February 15 and August 15 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 24 months with a purchase date every six months. The price of each share purchased is 85% of the lower of a) the fair market value per share of common stock on the last trading day before the commencement of the applicable offering period or b) the fair market value per share of common stock on the purchase date. The 2004 Purchase Plans are administered by the Compensation Committee of the Board of Directors, and such plans will terminate automatically in June 2014 unless a) the 2004 Purchase Plans are extended by the Board of Directors and b) the extension is approved within 12 months by the Company’s stockholders.

For the years ended December 31, 2008, 2007 and 2006, 119,354, 120,787 and 135,325 shares, respectively, were issued under the 2004 Purchase Plans at a weighted average purchase price of $52.92, $39.50 and $28.91 per share, respectively.

Fair Value Calculations—Employee Stock Purchase Plans

The Company uses the Black-Scholes option-pricing model to determine the fair value of shares purchased under the 2004 Purchase Plans with the following weighted average assumptions for the years ended December 31:

	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility	59%	41%	69%
Risk-free interest rate	3.57%	4.60%	4.95%
Expected life (in years)	1.25	1.25	1.25

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value per share of shares purchased on the date of purchase was $26.34, $21.02 and $18.19, respectively, for the years ended December 31, 2008, 2007 and 2006.

Stock-Based Compensation Recognized in the Statement of Operations

The following table presents, by operating expense, the Company’s stock-based compensation expense recognized in the Company’s consolidated statement of operations under SFAS 123(R) for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Cost of revenues	$4,641	$4,128	$3,238
Sales and marketing	10,637	8,925	7,449
General and administrative	39,807	29,678	20,080

	$55,085	$42,731	$30,767

During the year ended December 31, 2008, the Company entered into agreements with its two senior officers in Europe in connection with their resignations and modified their outstanding stock awards. As a result, the Company recorded an incremental stock-based compensation charge of $3,098,000, which is included in general and administrative expenses in the Company’s accompanying consolidated statements of operations for the year ended December 31, 2008.

During the years ended December 31, 2008, 2007 and 2006, the Company capitalized $574,000, $126,000 and $45,000, respectively, of stock-based compensation expense as construction in progress in property, plant and equipment.

The Company’s stock-based compensation recognized in the consolidated statement of operations was comprised of the following types of equity awards for the years ended December 31 (in thousands):

	2008	2007	2006
Stock options	$19,873	$22,306	$21,181
Restricted shares and restricted stock units	31,899	17,720	7,848
Employee stock purchase plans	3,313	2,705	1,738

	$55,085	$42,731	$30,767

As of December 31, 2008, the total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $76,795,000, which is expected to be recognized over a weighted-average period of 1.99 years.

13. Income Taxes

Income or loss before income taxes is attributable to the following geographic locations for the years ended December 31 (in thousands):

	2008	2007	2006
United States	$30,085	$(2,380)	$(7,990)
Foreign	(3,004)	(2,335)	1,656

Income (loss) before income taxes and cumulative effect of a change in accounting principle	$27,081	$(4,715)	$(6,334)

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income tax consisted of the following components for the years ended December 31 (in thousands).

	2008	2007	2006
Current:
Federal	$—	$—	$(497)
State	(517)	(61)	(217)
Foreign	(1,302)	(107)	(62)

Subtotal	(1,819)	(168)	(776)

Deferred:
Federal	88,219	—	—
State	13,697	—	—
Foreign	4,360	(305)	337

Subtotal	106,276	(305)	337

Benefit (provision) for income taxes	$104,457	$(473)	$(439)

State taxes not based on income are included in general and administrative expenses and the amount was insignificant for the years ended December 31, 2008, 2007 and 2006.

The fiscal 2008, 2007 and 2006 income tax benefit (expense) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pre-tax income (loss) as a result of the following for the years ended December 31 (in thousands):

	2008	2007	2006
Federal tax at statutory rate	$(9,478)	$1,650	$2,217
State taxes	(702)	(61)	(217)
Deferred tax assets generated in current year not benefited	(5,036)	(1,762)	(1,843)
Meals and entertainment	(74)	(54)	(48)
Stock option deduction	(672)	(456)	(326)
Change in valuation allowance	120,772	1,475	337
Disallowed executives’ compensation	(1,032)	(861)	—
Effect of tax settlement and rate change	(526)	(924)	—
FIN 48 reserve	(286)	—	—
Foreign rate differential	1,518	—	—
Other, net	(27)	520	(559)

Total tax benefit (expense)	$104,457	$(473)	$(439)

The Company has not provided for U.S. federal income and foreign withholding taxes on the undistributed earnings from non-U.S. operations as of December 31, 2008 because the Company intends to reinvest the earnings outside the U.S. for an indefinite period of time. If the Company were to distribute these earnings to the U.S. in the form of dividends or otherwise, the Company could be subject to both U.S. income taxes and foreign withholding taxes. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below as of December 31 (in thousands):

	2008	2007
Deferred tax assets:
Depreciation and amortization	$60,983	$81,893
Reserves	22,765	18,507
Charitable contributions	73	47
Stock-based compensation	15,426	11,607
Unrealized (gain) loss	6,070	—
State tax	245	19
Net operating losses and credits	63,559	72,387

Gross deferred tax assets	169,121	184,460
Valuation allowance	(40,274)	(163,083)

Total deferred tax assets	128,847	21,377

Deferred tax liabilities:
Fixed assets fair value step-up	(13,656)	(19,163)
Intangibles	(16,614)	(21,765)

Total deferred tax liabilities	(30,270)	(40,928)

Net deferred tax assets (liabilities)	$98,577	$(19,551)

The $128,847,000 of deferred tax assets as of December 31, 2008 are attributable to the Company’s operations in the United States, Australia, Singapore and Europe. The $21,377,000 deferred tax assets as of December 31, 2007 are attributable to the Company’s operations in Singapore and Europe.

As a result of the IXEurope Acquisition and Virtu Acquisition, the Company recognized deferred tax liabilities in a number of European jurisdictions attributable to the identifiable intangibles and fixed assets fair value step-up that were recorded for the purchases. The Company’s deferred tax liabilities are included in other current liabilities and other liabilities on the accompanying consolidated balance sheets as of December 31, 2008 and 2007.

The Company’s accounting for deferred taxes under SFAS No.109 involves weighing positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each tax jurisdiction. After considering primarily such evidence as the nature, frequency and severity of current and cumulative financial reporting losses, the sources of future taxable income and tax planning strategies, management concluded that a 100% valuation allowance was required in certain foreign jurisdictions. The valuation allowance is provided for the deferred tax assets, net of deferred tax liabilities, associated with the Company’s operations in certain jurisdictions located in the Company’s Asia-Pacific and European regions. The operations in these jurisdictions still have significant recent losses as of the end of 2008. As such, management does not believe these operations have established a sustained history of profitability and therefore the valuation allowance is necessary.

However, the Company released the valuation allowance against the deferred tax assets in the U.S. at the end of the fiscal year 2008. The Company’s U.S. operations became profitable in 2008, particularly in the fourth quarter. As of the end of the year, the U.S. operations have generated cumulative income for the three-year period including 2008. The financial results of the U.S. operations for the recent years have shown an improvement year after year and quarter after quarter, while the financial forecast of the U.S. operations for next year also indicates profitability. As a result, the Company determined that there was sufficient positive evidence to support the release of the

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

valuation allowance against its U.S. deferred tax assets in the fourth quarter of 2008. In addition, the Company also released the valuation allowance against the deferred tax assets in Australia, as the operations in this jurisdiction have established profitability for the last three years including 2008. The Australia operations have been profitable every quarter in the three-year period. Upon evaluating the positive and negative evidence, management concluded it is more likely than not that the deferred tax assets will be fully realizable in both the U.S. and Australia operations.

The Company did not provide valuation allowance for its operations in Singapore and Switzerland, as management does not believe that a valuation allowance is needed for these two jurisdictions given that both jurisdictions have a history of profitability for years. The Company released the valuation allowance against the deferred tax assets in Singapore in the fourth quarter of 2006.

Federal and state tax laws, including California tax laws, impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. In 2003, the Company conducted an analysis to determine whether an ownership change had occurred due to the significant stock transactions in each of the reporting years disclosed at that time. The analysis indicated that an ownership change occurred during the fiscal year 2002, which resulted in an annual limitation of approximately $819,000, for the net operating loss carryforwards generated prior to 2003 and therefore, the Company has substantially reduced its federal and state net operating loss carryforwards for the periods prior to 2003 to approximately $16,400,000. In addition, an ownership change under Section 382 of the Internal Revenue Code was triggered in September 2007 by the issuance of 4,211,939 shares of the Company’s common stock. However, the annual limitation associated with this ownership change is not meaningful due to the substantial market capitalization of the Company at the time of the ownership change. While a final determination has not been made, the Company does not expect that a Section 382 ownership change occurred in 2008.

The Company expects to pay a limited amount of tax for fiscal year 2009. The tax costs will be primarily limited to alternative minimum tax and California state income tax.

The Company had net operating loss carryforwards of approximately $148,000,000 and $168,000,000, respectively, for federal and state income tax purposes as of December 31, 2008. The net operating loss carryforwards expire, if not utilized, at various intervals from the years 2009 through 2028. Approximately $94,000,000 of the total net operating loss carryforwards is attributable to excess employee stock option deductions, the benefit from which will be credited to additional paid-in capital when subsequently utilized in future years. In addition, the Company’s foreign operations had approximately $148,000,000 of net operating loss carryforwards for local income tax purposes, of which approximately $29,700,000 expires, if not utilized, at various intervals from the years 2009 through 2017 while the rest of the foreign operating losses can be carried forward indefinitely.

The beginning and ending balances of the Company’s unrecognized tax benefits are reconciled below (in thousands):

Unrecognized tax benefits as of December 31, 2006	$1,745
Gross increase related to prior year tax positions	627
Settlement	(206)

Unrecognized tax benefits as of December 31, 2007	2,166
Gross increase related to prior year tax positions	394
Settlement	(1,373)

Unrecognized tax benefits as of December 31, 2008	$1,187

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unrecognized tax benefits of $1,187,000 as of December 31, 2008, if subsequently recognized, will affect the Company’s effective tax rate favorably at the time when such a benefit is recognized. During fiscal year 2008, the Company reached a final agreement with a state in which it once operated to close an appeal filed by the Company in that state’s tax court. The Company filed the appeal in 2006 to contest the decision made by the state auditor disallowing the refundable research and capital goods credits. As a result of the settlement, the total unrecognized tax benefit decreased by $1,373,000 for the year.

The Company’s income tax returns for all tax years remain open to examination by federal and state taxing authorities due to the Company’s net operating loss carryforwards. In addition, the Company’s tax years of 2003 through 2007 also remain open and subject to examination by local tax authorities in certain foreign jurisdictions in which the Company has major operations. There were no income tax audits during the year ended December 31, 2008.

14. Commitments and Contingencies

Operating Lease Commitments

The Company currently leases the majority of its IBX centers and certain equipment under noncancelable operating lease agreements. The majority of the Company’s operating leases for its IBX centers expire at various dates from 2009 through 2027 with renewal options available to the Company. The lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated rent expense abatement periods to better match the phased build-out of its IBX centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent.

Minimum future operating lease payments, excluding operating leases covered under restructuring charges (see Note 17), as of December 31, 2008 are summarized as follows (in thousands):

Year ending:
2009	$52,077
2010	49,578
2011	45,598
2012	44,583
2013	44,391
2014 and thereafter	197,434

Total	$433,661

Total rent expense was approximately $50,366,000, $36,224,000 and $28,385,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Deferred rent, primarily included in other liabilities on the accompanying consolidated balance sheets, was $28,641,000 and $26,912,000 as of December 31, 2008 and 2007, respectively.

Other Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of December 31, 2008, the Company was contractually committed for $174,897,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of December 31, 2008, such as commitments to purchase power in select locations, primarily in the U.S., Singapore and the United Kingdom, through 2009 and thereafter, and other open purchase orders for goods or services to be delivered or provided during 2009. Such other miscellaneous purchase commitments totaled $79,964,000 as of December 31, 2008.

Legal Matters

On July 30, 2001 and August 8, 2001, putative shareholder class action lawsuits were filed against the Company, certain of its officers and directors (the “Individual Defendants”), and several investment banks that were underwriters of the Company’s initial public offering (the “Underwriter Defendants”). The cases were filed in the United States District Court for the Southern District of New York. Similar lawsuits were filed against approximately 300 other issuers and related parties. These lawsuits have been coordinated before a single judge. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 against the Company and the Individual Defendants. The plaintiffs have since dismissed the Individual Defendants without prejudice. The suits allege that the Underwriter Defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. On February 19, 2003, the Court dismissed the Section 10(b) claim against the Company, but denied the motion to dismiss the Section 11 claim. On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six “focus” cases, which are intended to serve as test cases. Plaintiffs selected these six cases, which do not include Equinix. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by plaintiffs, but noted that plaintiffs could ask the district court to certify more narrow classes than those that were rejected. On August 14, 2007, plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, plaintiffs moved to certify a class in the six focus cases. On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases moved to dismiss the amended complaints against them. On March 26, 2008, the district court dismissed the Section 11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of the plaintiffs, plaintiffs’ motion for class certification was withdrawn, without prejudice.

The parties in the approximately 300 coordinated class actions, including the Company, the underwriter defendants in the Equinix class action, and the plaintiffs in the Equinix class action, have reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. The settlement is subject to approval by the parties and is also subject to Court approval.

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawaii, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the internet exchange services business of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana’s majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725,000,000 value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which adds new plaintiffs (other alleged holders of Pihana common stock) but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed in a separate action by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by Equinix and other Defendants. The court has not yet ruled on any of the motions to dismiss. The Company believes that plaintiffs’ claims and alleged damages are without merit and it intends to defend the litigation vigorously.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

The Company believes that while an unfavorable outcome to these litigations is reasonably possible, a range of potential loss cannot be determined at this time. As a result, the Company has not accrued for any amounts in connection with these legal matters as of December 31, 2008. The Company and its officers and directors intend to continue to defend the actions vigorously.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

circumstances as described in the agreement. In addition, under the agreement, the executive officer is entitled to the payment of his or her monthly health care premiums under the Consolidated Omnibus Budget Reconciliation Act for up to 12 months. For certain executive officers, these benefits are only triggered after a change-in-control of the Company.

Guarantor Arrangements

As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2008.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2008.

The Company enters into arrangements with its business partners, whereby the business partner agrees to provide services as a subcontractor for the Company’s implementations. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage, of its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2008.

The Company has service level commitment obligations to certain of its customers. As a result, service interruptions or significant equipment damage in the Company’s IBX centers, whether or not within the Company’s control, could result in service level commitments to these customers. The Company’s liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet the Company’s service level commitment obligations, particularly in the early stage of the Company’s development, could reduce the confidence of the Company’s customers and could consequently impair the Company’s ability to obtain and retain customers, which would adversely affect both the Company’s ability to generate revenues and the Company’s operating results. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized. The Company has no significant liabilities in connection with service level credits as of December 31, 2008.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the terms of the Combination Agreement entered into as a result of the Company’s acquisitions of Pihana Pacific, Inc. and i-STT Pte Ltd on December 31, 2002 (the “Combination”), the Company is contractually obligated to use commercially reasonable efforts to ensure that at all times from and after the closing of the Combination, until such time as neither STT Communications nor its affiliates hold the Company’s capital stock or debt securities (or the capital stock received upon conversion of the debt securities) received by STT Communications in connection with the Combination, none of the Company’s capital stock issued to STT Communications constitutes “United States real property interests” within the meaning of Section 897(c) of the Internal Revenue Code of 1986. Under Section 897(c) of the Code, the Company’s capital stock issued to STT Communications would generally constitute “United States real property interests” at such point in time that the fair market value of the “United States real property interests” owned by the Company equals or exceeds 50% of the sum of the aggregate fair market values of (a) the Company’s “United States real property interests,” (b) the Company’s interests in real property located outside the U.S., and (c) any other assets held by the Company which are used or held for use in the Company’s trade or business. The Company refers to this provision in the Combination Agreement as the FIRPTA covenant. Pursuant to the FIRPTA covenant, the Company may be forced to take commercially reasonable proactive steps to ensure the Company’s compliance with the FIRPTA covenant, including, but not limited to, (a) a sale-leaseback transaction with respect to all real property interests, or (b) the formation of a holding company organized under the laws of the Republic of Singapore which would issue shares of its capital stock in exchange for all of the Company’s outstanding stock (this reorganization would require the submission of that transaction to the Company’s stockholders for their approval and the consummation of that exchange). The Company has entered into an agreement with STT Communications and its affiliate pursuant to which, the Company will no longer be bound by the FIRPTA covenant as of September 30, 2009. Currently, the Company is in compliance with the FIRPTA covenant. The Company has no liabilities recorded related to non-compliance with the FIRPTA covenant as of December 31, 2008.

15. Related Party Transactions

The Company has several significant stockholders, and other related parties, that are also customers and/or vendors. For the years ended December 31, 2008, 2007 and 2006, revenues recognized with related parties were $20,361,000, $8,396,000 and $5,912,000, respectively. As of December 31, 2008, 2007 and 2006, accounts receivable with these related parties were $4,921,000, $2,128,000 and $1,413,000, respectively. For the year ended December 31, 2008, 2007 and 2006, costs and services procured with related parties were $1,944,000, $1,219,000 and $3,710,000, respectively. As of December 31, 2008, 2007 and 2006, accounts payable with these related parties were $85,000, $122,000 and $313,000, respectively.

16. Segment Information

While the Company has a single line of business, which is the design, build-out and operation of network-neutral IBX centers, it has determined that it has three reportable segments comprised of its U.S., Europe and Asia-Pacific geographic regions. The Company’s chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on the Company’s revenue and adjusted EBITDA performance both on a consolidated basis and based on these three geographic regions.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides the following segment disclosures as follows for the years ended December 31 (in thousands):

	2008		2007		2006
Total revenues:
United States	$442,803		$324,878		$246,066
Europe	177,502		37,490		—
Asia-Pacific	84,375		57,074		40,849

	$704,680		$419,442		$286,915

Total depreciation and amortization:
United States	$99,752		$80,758		$68,786
Europe	41,048		9,813		—
Asia-Pacific	18,107		9,509		3,732

	$158,907		$100,080		$72,518

Income (loss) from operations:
United States	$66,342		$11,533		$76
Europe	1,442		(4,034)		—
Asia-Pacific	5,618		2,616		1,838

	$73,402		$10,115		$1,914

Capital expenditures:
United States	$234,914		$459,762		$156,114
Europe	164,864	(1)	577,039	(2)	—
Asia-Pacific	94,591		42,332		15,943

	$494,369		$1,079,133		$172,057

(1)	Includes the purchase price for the Virtu Acquisition (see Note 2), net of cash acquired, totaling $23,241,000.
(2)	Includes the purchase price for the IXEurope Acquisition (see Note 2), net of cash acquired, totaling $541,792,000.

The Company’s long-lived assets are located in the following geographic areas as of December 31 (in thousands):

	2008	2007
United States	$1,191,449	$959,637
Europe	700,560	703,992
Asia-Pacific	176,746	91,478

	$2,068,755	$1,755,107

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue information on a services basis is as follows (in thousands):

	2008	2007	2006
Colocation	$545,867	$305,215	$201,772
Interconnection	95,452	73,685	53,811
Managed infrastructure	27,740	19,519	16,197
Rental	1,028	1,237	1,380

Recurring revenues	670,087	399,656	273,160
Non-recurring revenues	34,593	19,786	13,755

	$704,680	$419,442	$286,915

17. Restructuring Charges

In December 2004, in light of the availability of fully built-out data centers in select markets at costs significantly below those costs the Company would incur in building out new space, the Company made the decision to exit leases for excess space adjacent to one of the Company’s New York metro area IBXs, as well as space on the floor above its original Los Angeles IBX. As a result of the Company’s decision to exit these spaces, the Company recorded restructuring charges totaling $17,685,000, which represents the present value of the Company’s estimated future cash payments, net of estimated sublease income and expense, through the remainder of these lease terms, as well as the write-off of all remaining property, plant and equipment attributed to the partial build-out of the excess space on the floor above its Los Angeles IBX.

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

A summary of the movement in the 2004 accrued restructuring charges during the year ended December 31, 2008 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2007	Accretion expense	Restructuring charge adjustments	Cash payments	Accrued restructuring charge as of December 31, 2008
Estimated lease exit costs	$12,140	$792	$3,142	$(2,763)	$13,311

	12,140	$792	$3,142	$(2,763)	13,311

Less current portion	(3,973)				(6,023)

	$8,167				$7,288

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the movement in the 2004 accrued restructuring charges during the year ended December 31, 2007 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2006	Accretion expense	Restructuring charge adjustments	Cash payments	Accrued restructuring charge as of December 31, 2007
Estimated lease exit costs	$13,857	$808	$407	$(2,932)	$12,140

	13,857	$808	$407	$(2,932)	12,140

Less current portion	(3,096)				(3,973)

	$10,761				$8,167

During the years ended December 31, 2008, 2007 and 2006, the Company recorded additional restructuring charges totaling $3,142,000, $407,000 and $1,527,000, respectively, as a result of revised sublease assumptions. As the Company currently has no plans to enter into lump sum lease terminations with either of the landlords associated with these two excess space leases, the Company has reflected its accrued restructuring liability as both current and non-current liability. The Company reports accrued restructuring charges within other current liabilities and other liabilities on the accompanying consolidated balance sheets as of December 31, 2008 and 2007. The Company is contractually committed to these two excess space leases through 2015. In February 2009, the Company decided to utilize the excess space in Los Angeles to expand its original Los Angeles IBX center (see Note 18).

The Company’s minimum future payments associated with these two excess space leases is as follows (in thousands):

2009	$4,779
2010	4,871
2011	5,024
2012	5,296
2013	5,397
2014 and thereafter	8,346

33,713
Less amount representing estimated sublease income and expense	(18,381)

15,332
Less amount representing accretion	(2,021)

13,311
Less current portion	(6,023)

$7,288

18. Subsequent Events

On January 1, 2009, pursuant to the provisions of the Company’s equity compensation plans (see Note 12), the number of common shares in reserve automatically increased by 2,264,721 shares for the 2000 Equity Incentive Plan, 500,000 shares for the 2004 Purchase Plans and 50,000 shares for the 2000 Director Option Plan.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2009, the Company amended certain provisions of the European Financing effective December 31, 2008 (see Note 9) related to certain financial covenants and acknowledgment of the appointment of an executive officer in Europe.

In January 2009, the Company amended its original lease for its Dallas IBX center, whose initial lease term was to end in May 2010, by extending the lease term an additional twelve years to May 2022. Minimum payments under this lease amendment, incremental to the original lease, total $25,321,000 in cumulative lease payments with monthly payments that commence in June 2010. The original lease was accounted for as an operating lease. The Company is currently assessing the accounting implications of this lease amendment, which is the first notable IBX center lease to be renewed by the Company. Over the next several years, the initial lease terms for several more IBX center leases will be expiring.

In February 2009, the Company decided to utilize the space it previously abandoned in order to expand its original Los Angeles IBX center. Accordingly, the Company will reverse the restructuring reserve during the three months ended March 31, 2009 associated with the Los Angeles lease (see Note 17). The Company estimates that this restructuring reserve reversal is approximately $5,700,000, which will be reflected in its financial statements for the three months ended March 31, 2009. The Company’s excess space lease in the New York metro area will remain abandoned and continue to carry a restructuring charge.

In February 2009, the Company and one of its wholly-owned subsidiaries, as co-borrower, entered into a $25,000,000 one-year revolving credit facility with Bank of America (the “BofA Credit Line”). The BofA Credit Line will be used primarily to fund the Company’s working capital and to enable the Company to issue letters of credit. The effect of issuing letters of credit under the BofA Credit Line will be to reduce the Company’s borrowing availability under the BofA Credit Line. The Company may borrow, repay and reborrow under the BofA Credit Line at either the prime rate or at a borrowing margin of 2.75% over one, three or six month LIBOR, subject to a minimum borrowing cost of 3.00%. The BofA Credit Line contains three financial covenants and is collateralized by the Company’s domestic accounts receivable balances. The BofA Credit Line is available for renewal subject to mutual agreement by both parties.

19. Quarterly Financial Information (Unaudited)

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents selected quarterly information for fiscal 2008 and 2007:

	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
2008:
Revenues	$158,218	$172,044	$183,735	$190,683
Gross profit	63,732	70,036	73,872	82,381
Net income	5,421	2,229	7,389	116,499	(a)
Basic earnings per share	0.15	0.06	0.20	3.13
Diluted earnings per share	0.15	0.06	0.19	2.74

2007:
Revenues	$85,109	$91,837	$103,782	$138,714
Gross profit	32,344	36,228	40,891	46,234
Net income (loss)	(4,456)	1,217	4,124	(6,073	) (b)
Basic earnings per share	(0.15)	0.04	0.13	(0.17)
Diluted earnings per share	(0.15)	0.04	0.12	(0.17)

(a)	Includes an income tax benefit of $104,857,000.
(b)	Represents first full quarter of combined results since the IXEurope Acquisition (see Note 2).