Form 10-Q
period 2009-03-31
EQUINIX INC
filed 2009-04-29
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)    Yes  ☒    No  ☐ and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2009 was 37,947,965.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2009	December 31, 2008 As Adjusted (Note 2)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$222,049	$220,207
Short-term investments	29,720	42,112
Accounts receivable, net	60,022	66,029
Current portion of deferred tax assets, net	27,063	35,936
Other current assets	18,231	15,227

Total current assets	357,085	379,511
Long-term investments	32,206	45,626
Property, plant and equipment, net	1,512,908	1,492,830
Goodwill	335,259	342,829
Intangible assets, net	49,378	50,918
Deferred tax assets, net	81,521	82,066
Other assets	48,632	57,794

Total assets	$2,416,989	$2,451,574

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$78,987	$74,317
Accrued property, plant and equipment	53,336	89,518
Current portion of capital lease and other financing obligations	5,675	4,499
Current portion of mortgage and loans payable	51,929	52,054
Current portion of convertible debt	19,150	19,150
Other current liabilities	47,247	50,455

Total current liabilities	256,324	289,993
Capital lease and other financing obligations, less current portion	131,864	133,031
Mortgage and loans payable, less current portion	371,406	386,446
Convertible debt, less current portion	611,025	608,510
Other liabilities	113,174	116,933

Total liabilities	1,483,793	1,534,913

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	38	38
Additional paid-in capital	1,540,583	1,524,834
Accumulated other comprehensive loss	(167,471)	(152,800)
Accumulated deficit	(439,954)	(455,411)

Total stockholders’ equity	933,196	916,661

Total liabilities and stockholders’ equity	$2,416,989	$2,451,574

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended March 31,
	2009	2008 As Adjusted (Note 2)
	(unaudited)
Revenues	$199,231	$158,218

Costs and operating expenses:
Cost of revenues	111,805	94,509
Sales and marketing	14,403	15,351
General and administrative	35,150	34,376
Restructuring charges	(5,833)	—

Total costs and operating expenses	155,525	144,236

Income from operations	43,706	13,982
Interest income	916	3,441
Interest expense	(13,451)	(15,195)
Other income (expense)	(4,106)	2,040

Income before income taxes	27,065	4,268
Income tax expense	(11,608)	(471)

Net income	$15,457	$3,797

Earnings per share:
Basic earnings per share	$0.41	$0.10

Weighted average shares	37,861	36,277

Diluted earnings per share	$0.40	$0.10

Weighted average shares	38,739	37,259

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2009	2008 As Adjusted (Note 2)
	(unaudited)
Cash flows from operating activities:
Net income	$15,457	$3,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,400	33,707
Stock-based compensation	11,538	12,341
Restructuring charges	(5,833)	—
Amortization of intangible assets	1,276	1,775
Amortization of debt issuance costs and debt discount	2,437	3,004
Accretion of asset retirement obligation and accrued restructuring charges	226	399
Realized net losses on investments	2,670	—
Other items	169	450
Changes in operating assets and liabilities:
Accounts receivable	4,812	2,506
Deferred tax assets, net	8,871	—
Other assets	(3,248)	(2,098)
Accounts payable and accrued expenses	6,282	1,107
Accrued restructuring charges	(521)	(745)
Other liabilities	2,168	6,741

Net cash provided by operating activities	86,704	62,984

Cash flows from investing activities:
Purchases of investments	—	(11,531)
Sales of investments	11,866	9,669
Maturities of investments	11,754	30,780
Purchase of Virtu, net of cash acquired	—	(23,241)
Purchases of other property, plant and equipment	(74,969)	(125,643)
Accrued property, plant and equipment	(33,872)	(3,065)
Purchase of restricted cash	(583)	(13,169)
Release of restricted cash	7,840	—
Other investing activities	79	—

Net cash used in investing activities	(77,885)	(136,200)

Cash flows from financing activities:
Proceeds from employee equity awards	4,062	7,238
Proceeds from loans payable	744	41,882
Repayment of capital lease and other financing obligations	(969)	(966)
Repayment of mortgage and loans payable	(7,210)	(3,092)
Debt issuance costs	(252)	(464)

Net cash (used in) provided by financing activities	(3,625)	44,598

Effect of foreign currency exchange rates on cash and cash equivalents	(3,352)	(1,181)

Net increase (decrease) in cash and cash equivalents	1,842	(29,799)
Cash and cash equivalents at beginning of period	220,207	290,633

Cash and cash equivalents at end of period	$222,049	$260,834

Supplemental cash flow information:
Cash paid for taxes	$2	$276

Cash paid for interest	$8,766	$8,399

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. (“Equinix” or the “Company”) and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The condensed consolidated balance sheet data at December 31, 2008 has been derived from audited consolidated financial statements at that date (subject to adjustment, as noted below). The consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Equinix’s Form 10-K as filed with the SEC on February 26, 2009. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

As a result of the adoption of FSP APB 14-1 (see “2.50% Convertible Subordinated Notes” in Note 8) and FSP EITF 03-6-1 (see “Earnings per Share” below), the Company adjusted comparative condensed consolidated financial statements previously issued to reflect changes in accounting principles (see Note 2).

Earnings per Share

In April 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 applies to the calculation of earnings per share (“EPS”) under SFAS No. 128, “Earnings Per-Share” (“SFAS 128”) for share-based payment awards with rights to dividends or dividend equivalents. All prior-period EPS data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 was effective for the Company beginning January 1, 2009. FSP EITF 03-6-1 did not have a significant impact on the Company’s historical EPS calculations.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	Three months ended March 31,
	2009	2008
Numerator:
Numerator for basic earnings per share	$15,457	$3,797
Effect of assumed conversion of convertible debt:
Interest expense, net of tax	45	—

Numerator for diluted earnings per share	$15,502	$3,797

Denominator:
Weighted-average shares	37,861	36,691

Effect of dilutive securities:
Convertible subordinated debentures	485	—
2.50% convertible subordinated notes	—	—
3.00% convertible subordinated notes	—	—
Employee equity awards	393	754
Warrants	—	—

Total dilutive potential shares	878	754

Denominator for diluted earnings per share	38,739	37,445

Earnings per share:
Basic	$0.41	$0.10

Diluted	$0.40	$0.10

The following table sets forth weighted-average outstanding potential shares of common stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	March 31,
	2009	2008
Shares reserved for conversion of convertible subordinated debentures	—	816
Shares reserved for conversion of 2.50% convertible subordinated notes	2,232	2,232
Shares reserved for conversion of 3.00% convertible subordinated notes	2,945	2,945
Common stock warrants	1	1
Common stock related to stock-based compensation plans	2,457	1,786

	7,635	7,780

Income Taxes

The Company’s effective tax rates were 42.9% and 11.0% for the three months ended March 31, 2009 and 2008, respectively. The effective tax rate for the three months ended March 31, 2009 is substantially higher than the effective tax rate for the same period of 2008, as well as the effective tax rate for the full financial year of 2008, primarily as a result of the Company’s domestic operations no longer carrying a valuation allowance against the net deferred tax assets of those operations which achieved sufficient profitability in the fourth quarter of 2008.

As a result of the adoption of SFAS No. 141(R), “Business Combinations” (SFAS 141(R)) on January 1, 2009, the Company’s tax provision will be reduced in future periods to the extent that the Company has not recognized the deferred tax assets associated with any subsidiaries acquired in previous business combinations for which goodwill exists. The recognition of such deferred tax assets in the periods subsequent to the adoption of SFAS 141(R) will benefit the Company’s consolidated statements of operations at the time such recognition occurs.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Construction in Progress

The following table sets forth total interest cost incurred and total interest cost capitalized for the periods presented
(in thousands):

	Three months ended March 31,
	2009	2008
Interest expense	$13,451	$15,195
Interest capitalized	3,959	1,985

Total interest charges incurred	$17,410	$17,180

Stock-Based Compensation

In March 2009, the Compensation Committee and the Stock Award Committee of the Board of Directors approved the issuance of an aggregate of 653,100 shares of restricted stock units to certain employees, including executive officers, pursuant to the 2000 Equity Incentive Plan as part of the Company’s annual refresh program. All awards are subject to vesting provisions. All such equity awards described in this paragraph had a total fair value as of the dates of grant of $31,797,000, which is expected to be amortized over a weighted-average period of 3.22 years.

The following table presents, by operating expense, the Company’s stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations (in thousands):

	Three months ended March 31,
	2009	2008
Cost of revenues	$1,094	$970
Sales and marketing	2,180	2,301
General and administrative	8,264	9,070

	$11,538	$12,341

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life or recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 was effective for the Company beginning January 1, 2009. Early adoption was prohibited. FSP FAS 142-3 did not have an immediate impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-4 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-4 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-4 is effective for interim and annual reporting periods

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009; however, early adoption is only permitted in conjunction with the early adoptions of FSP FAS 157-4 and FSP FAS 107-1 and APB 28-1. The Company expects to adopt FSP FAS 115-2 and FAS 124-4 in its interim period ending June 30, 2009 and is currently evaluating the impact that this adoption will have on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009; however, early adoption is only permitted in conjunction with the early adoptions of FSP FAS 115-2 and FAS 124-2 and FSP FAS 107-1 and APB 28-1. The Company expects to adopt FSP FAS 157-4 in its interim period ending June 30, 2009 and is currently evaluating the impact that this adoption will have on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009; however, early adoption is only permitted in conjunction with the early adoptions of FSP FAS 115-2 and FAS 124-2 and FSP FAS 157-4. The Company expects to adopt FSP FAS 107-1 and APB 28-1 in its interim period ending June 30, 2009. FSP FAS 107-1 and APB 28-1 will require additional disclosure in the Company’s interim consolidated financial statements.

2. Changes in Accounting Principle

The Company followed the guidance on a change of accounting principle under SFAS No. 154, “Accounting Changes and Error Corrections” to reflect the impact of the adoption of FSP APB 14-1 (see “2.50% Convertible Subordinated Notes” in Note 8), which was effective January 1, 2009 (the adoption of FSP EITF 03-6-1 had an insignificant impact, see Note 1). As a result of these adoptions, the Company adjusted comparative condensed consolidated financial statements of prior periods in this Quarterly Report on Form 10-Q.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following condensed consolidated balance sheet for the year ended December 31, 2008 and condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three months ended March 31, 2008 were affected by the changes in accounting principle:

Condensed Consolidated Balance Sheet

	December 31, 2008
	As Originally Reported	As Adjusted	Effect of Change
Assets
Total current assets	$379,511	$379,511	$—
Long-term investments	45,626	45,626	—
Property, plant and equipment, net	1,488,402	1,492,830	4,428
Goodwill	342,829	342,829	—
Intangible assets, net	50,918	50,918	—
Deferred tax assets, net	82,066	82,066	—
Other assets	58,914	57,794	(1,120)

Total assets	$2,448,266	$2,451,574	$3,308

Liabilities and Stockholders’ Equity
Total current liabilities	$289,993	$289,993	$—
Capital lease and other financing obligations, less current portion	133,031	133,031	—
Mortgage and loans payable, less current portion	386,446	386,446	—
Convertible debt, less current portion	645,986	608,510	(37,476)
Other liabilities	100,095	116,933	16,838

Total liabilities	1,555,551	1,534,913	(20,638)

Stockholders’ equity:
Common stock	38	38	—
Additional paid-in capital	1,472,571	1,524,834	52,263
Accumulated other comprehensive loss	(152,800)	(152,800)	—
Accumulated deficit	(427,094)	(455,411)	(28,317)

Total stockholders’ equity	892,715	916,661	23,946

Total liabilities and stockholders’ equity	$2,448,266	$2,451,574	$3,308

As a result of the Company’s adoption of FSP APB 14-1, the accumulated deficit as of January 1, 2008 increased by $4,703,000, from $558,632,000 to $563,335,000.

Condensed Consolidated Statement of Operations

	Three Months Ended March 31, 2008
	As Originally Reported	As Adjusted	Effect of Change
Revenues	$158,218	$158,218	$—

Costs and operating expenses:
Cost of revenues	94,486	94,509	23
Sales and marketing	15,351	15,351	—
General and administrative	34,376	34,376	—

Total costs and operating expenses	144,213	144,236	23

Income from operations	14,005	13,982	(23)
Interest income	3,441	3,441	—
Interest expense	(13,594)	(15,195)	(1,601)
Other income	2,040	2,040	—

Income before income taxes	5,892	4,268	(1,624)

Income tax expense	(471)	(471)	—

Net income	$5,421	$3,797	$(1,624)

Earnings per share:
Basic earnings per share	$0.15	$0.10	$(0.05)

Diluted earnings per share	$0.15	$0.10	$(0.05)

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of the Company’s adoption of FSP APB 14-1, the most significant impact to the Company’s financial results for the three months ended March 31, 2009 was an increase to interest expense of $1,261,000.

Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2008
	As Originally Reported	As Adjusted	Effect of Change
Cash flows from operating activities:
Net income	$5,421	$3,797	$(1,624)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,684	33,707	23
Stock-based compensation	12,341	12,341	—
Amortization of intangibles	1,775	1,775	—
Amortization of debt issuance costs and debt discount	1,403	3,004	1,601
Accretion of asset retirement obligation and accrued restructuring charges	399	399	—
Other items	450	450	—
Changes in operating assets and liabilities:
Accounts receivable	2,506	2,506	—
Prepaids and other assets	(2,098)	(2,098)	—
Accounts payable and accrued expenses	1,107	1,107	—
Accrued restructuring charges	(745)	(745)	—
Other liabilities	6,741	6,741	—

Net cash provided by operating activities	62,984	62,984	—
Net cash used in investing activities	(136,200)	(136,200)	—
Net cash provided by financing activities	44,598	44,598	—
Effect of foreign currency exchange rates on cash and cash equivalent	(1,181)	(1,181)	—

Net decrease in cash and cash equivalents	(29,799)	(29,799)	—

Cash and cash equivalents at beginning of period	290,633	290,633	—

Cash and cash equivalents at end of period	$260,834	$260,834	$—

3. IBX Acquisitions and Expansions

London IBX Expansion Project

In October 2008, an indirect wholly-owned subsidiary of the Company entered into an agreement for lease for property and a warehouse building to be constructed for the Company located in the London, England metro area (the “Agreement for Lease”). The Agreement for Lease provides for the completion of a warehouse building within a specified time and the entry into a definitive lease (the “Lease”) upon its completion. The Lease will have a term of 20 years, with the Company’s option to terminate after 15 years upon six months’ prior notice, and a total cumulative rent obligation of approximately $35,687,000 (using the exchange rate as of March 31, 2009) over the first 15 years of the Lease. On the fifteenth anniversary of the Lease, the rent can be reviewed and adjusted to market rents, as set out in the Lease. The Company expects to enter into the Lease in approximately January 2010. In January 2009, the landlord commenced construction of the building that the Company will ultimately lease. Pursuant to the provisions of EITF 97-10, “The Effect of Lessee Involvement in Asset Construction” and EITF 96-21, “Implementation Issues in Accounting for Leasing Transactions Involving Special-Purpose Entities”, the Company is considered the owner of the building during the construction phase. As a result, the Company will be recording a building asset during the construction period and a related financing liability (the “London IBX Building Financing”),

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

while the underlying land will be considered an operating lease. The building is expected to be completed in December 2009. In connection with the London IBX Building Financing, the Company recorded a building asset and a corresponding financing obligation liability totaling approximately $2,428,000 (using the exchange rate as of March 31, 2009), representing the estimated percentage-of-completion of the building as of March 31, 2009.

4. Fair Value Measurements

The Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2009 were as follows
(in thousands):

	Fair value at March 31,	Fair value measurement using
	2009	Level 1	Level 2	Level 3
Assets:
U.S. Government and Agency obligations	$128,492	$—	$128,492	$—
Money markets	114,055	114,055	—	—
Reserve Fund	3,184	—	—	3,184
Corporate bonds	23,917	—	23,917	—
Asset-backed securities	13,135	—	13,135	—
Other securities	1,192	—	1,192	—
Derivative assets (1)	510	—	510	—

	$284,485	$114,055	$167,246	$3,184

Liabilities:
Derivative liabilities (2)	(13,581)	—	(13,581)	—

	$(13,581)	$—	$(13,581)	$—

(1)	Included in the consolidated balance sheets within other current assets.

(2)	Included in the consolidated balance sheets within other current liabilities and other liabilities.

The following table provides a summary of the activities of the Company’s Level 3 financial assets measured at fair value for the three months ended March 31, 2009 (in thousands):

Balance at December 31, 2008	$9,250
Transfers from Level 1	—
Net realized losses (1)	(2,687)
Settlements	(3,379)

Balance at March 31, 2009	$3,184

___________

(1)	Included in the condensed consolidated statements of operations within other income (expense).

In January 2009, the Company adopted SFAS 157 for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. These include:

•	Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent reporting periods;

•	Reporting units and nonfinancial assets and nonfinancial liabilities measured at fair value for goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”;

•	Indefinite-lived intangible assets measured at fair value for impairment assessment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”;

•	Nonfinancial long-lived assets or asset groups measured at fair value for impairment assessment or disposal under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets;

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	Asset retirement obligations initially measured at fair value under SFAS No. 143, “Accounting for Asset Retirement Obligations”; and

•	Nonfinancial liabilities associated with exit or disposal activities initially measured at fair value under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

During the three months ended March 31, 2009, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.

During the three months ended March 31, 2009, there were no impairment charges recorded in connection with the Company’s goodwill and long-lived assets. The Company performs impairment tests for its goodwill at least annually (or whenever events or circumstances indicate a triggering event has occurred indicating that the carrying amount of the asset may not be recoverable). Goodwill attributed to the Company’s Europe reporting unit is scheduled to be tested for impairment in the third quarter of 2009 and its Asia-Pacific reporting unit in the fourth quarter of 2009. The Company performs impairment tests for its long-lived assets other than goodwill whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the three months ended March 31, 2009, the Company did not incur any additional charges related to its restructuring liabilities. The Company did record new asset retirement obligations during the three months ended March 31, 2009; however, the amounts were not significant.

5. Derivatives and Hedging Activities

The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended
(“SFAS 133”), as amended, and SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”) for its derivative and hedging activities.

The Company employs interest rate swaps to partially offset its exposure to variability in interest payments due to fluctuations in interest rates for certain of its variable-rate debt. To assess effectiveness, the Company uses a regression analysis. The extent to which a hedging instrument has been and is expected to continue to be effective at achieving offsetting changes in cash flows is assessed and documented at least quarterly. Any ineffectiveness is reported in current-period earnings. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income (loss) and recognized in the consolidated statements of operations when the hedged cash flows affect earnings. The ineffective portions of cash flow hedges are immediately recognized in earnings. If the hedge relationship is terminated, then the change in fair value of the derivative recorded in other comprehensive income (loss) is recognized in earnings when the cash flows that were hedged occur, consistent with the original hedge strategy. For hedge relationships discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related derivative amounts recorded in other comprehensive income (loss) are immediately recognized in earnings. The Company has no fair value hedges. The Company does not use derivatives for speculative or trading purposes. The Company employs foreign currency forward contracts to partially offset its business exposure to foreign exchange risk for certain existing foreign currency-denominated assets and liabilities.

Cash Flow Hedges–Interest Rate Swaps

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2009, the Company had a total of six outstanding interest rate swap instruments with expiration dates ranging from August 2009 to May 2011 as follows (in thousands):

	Notional Amount	Fair Value (1)	Loss (2)
Liabilities:
European Financing interest rate swaps	$97,681	$(6,401)	$(6,632)
Chicago IBX Financing interest rate swap	105,000	(4,798)	(4,798)

	$202,681	$(11,199)	$(11,430)

(1)	Included in the condensed consolidated balance sheets within other current liabilities and other liabilities.

(2)	Included in the condensed consolidated balance sheets within accumulated other comprehensive income (loss).

The Company designated all existing interest rate swaps as highly effective hedge relationships at achieving offsetting changes in cash flows as of March 31, 2009 with an insignificant amount of ineffectiveness recorded in interest expense on the accompanying condensed consolidated statements of operations. As of March 31, 2008, the Company did not have any significant interest rate swaps outstanding.

Other Derivatives–Foreign Currency Forward Contracts

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

The Company has not designated the foreign currency forward contracts as hedging instruments under SFAS 133. Gains and losses on these contracts are included in other income (expense), net, along with those foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward contracts. The Company entered into various foreign currency forward contracts during the three months ended March 31, 2009. As of March 31, 2009, the Company had assets totaling $1,039,000 and liabilities totaling $2,911,000 representing the fair values of these foreign currency forward contracts. The Company records its foreign currency forward contracts within other current assets and other current liabilities. During the three months ended March 31, 2009, the Company recognized a net loss of $176,000 in connection of its foreign currency forward contracts, which is reflected in other income (expense) on the accompanying statement of operations. As of March 31, 2008, the Company did not have any foreign currency forward contracts outstanding.

6. Related Party Transactions

The Company has several significant stockholders and other related parties that are also customers and/or vendors. For the three months ended March 31, 2009 and 2008, revenues recognized from related parties were $5,811,000 and $2,099,000, respectively. As of March 31, 2009 and 2008, accounts receivable with these related parties were $3,068,000 and $1,581,000, respectively. For the three months ended March 31, 2009 and 2008, costs and services procured from related parties were $146,000 and $755,000, respectively. As of March 31, 2009 and 2008, accounts payable with these related parties were $95,000 and $131,000, respectively.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Balance Sheet Components

Cash, Cash Equivalents and Short-Term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following as of (in thousands):

	March 31, 2009	December 31, 2008
U.S. Government and Agency obligations	$128,492	$131,002
Money markets	114,055	112,208
Reserve Fund	3,184	9,250
Corporate bonds	23,917	34,535
Asset-backed securities	13,135	17,724
Certificates of deposits	—	2,005
Other securities	1,192	1,221

Total available-for-sale securities	283,975	307,945
Less amounts classified as cash and cash equivalents	(222,049)	(220,207)

Total securities classified as investments	61,926	87,738
Less amounts classified as short-term investments	(29,720)	(42,112)

Total market value of long-term investments	$32,206	$45,626

As of March 31, 2009 and December 31, 2008, cash equivalents included investments which were readily convertible to cash and had maturity dates of 90 days or less. The maturities of securities classified as short-term investments were one year or less as of March 31, 2009 and December 31, 2008. The maturities of securities classified as long-term investments were greater than one year and less than three years as of March 31, 2009 and December 31, 2008.

In February 2009, the Company received an additional distribution of $3,379,000 from the Reserve Primary Fund (the “Reserve”). During the three months ended March 31, 2009, the Company recorded an additional $2,687,000 of other-than-temporary impairment loss in connection with its investments in the Reserve. This other-than-temporary impairment loss is included in other income (expense), net in the Company’s accompanying condensed consolidated statements of operations. As of March 31, 2009, the fair value of the funds held by the Reserve totaling $3,184,000 remained outstanding and is classified as a short-term investment on the Company’s accompanying condensed consolidated balance sheets. This classification is based on the Company’s assessment of each of the individual securities which make up the underlying portfolio holdings in the Reserve, which primarily consisted of commercial paper, certificates of deposits and discount notes. While the Company expects to receive substantially all of its current holdings in the Reserve within the next nine months, it is possible the Company may encounter difficulties in receiving distributions given the current credit market conditions. If market conditions were to deteriorate even further such that the current fair value were not achievable, or if the Reserve is delayed in its ability to accurately complete their account reconciliations, the Company could realize additional losses in its holdings with the Reserve and distributions could be further delayed. A number of litigation claims have been filed against the Reserve’s management which could potentially delay the timing and amount of the final distributions of the fund. If the litigation were to continue for an extended period of time it is possible that the Reserve management’s cost of defending these claims could also reduce the final amount of distribution to the Company.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2009, the Company’s net unrealized gains (losses) on its available-for-sale securities were comprised of the following (in thousands):

	Unrealized gains	Unrealized losses	Net unrealized gains/(losses)
Cash and cash equivalents	$—	$(4)	$(4)
Short-term investments	119	(93)	26
Long-term investments	407	(147)	260

	$526	$(244)	$282

The following table summarizes the fair value and gross unrealized losses related to 24 available-for-sale securities with an aggregate cost basis of $67,108,000, aggregated by type of investment and length of time that individual securities have been in continuous unrealized loss position, as of March 31, 2009 (in thousands):

	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or more
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Government and Agency obligations	$48,995	$(4)	$—	$—
Corporate bonds	12,169	(154)	—	—
Asset-backed securities	5,700	(86)	—	—

	$66,864	$(244)	$—	$—

While the Company does not believe it holds investments that are other-than-temporarily impaired and believes that the Company’s investments will mature at par, as of March 31, 2009, the Company’s investments are subject to the currently adverse market conditions, which include constraints related to liquidity. If market conditions continue to deteriorate and liquidity constraints become even more pronounced, the Company could sustain other-than-temporary impairments to its investment portfolio which could result in additional losses being recorded. In addition, securities markets could become inactive which could affect the liquidity of the Company’s investments. As securities mature, the Company has reinvested the proceeds in U.S. government securities, such as Treasury bills and Treasury notes, of a short-term duration and lower yield in order to meet its liquidity requirements in this current market environment. As a result, the Company expects to recognize lower interest income in future periods.

Accounts Receivable

Accounts receivables, net, consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Accounts receivable	$113,934	$119,030
Unearned revenue	(51,924)	(50,964)
Allowance for doubtful accounts	(1,988)	(2,037)

	$60,022	$66,029

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. The Company generally invoices its customers at the end of a calendar month for services to be provided the following month. Accordingly, unearned revenue consists of pre-billing for services that have not yet been provided, but which have been billed to customers in advance in accordance with the terms of their contract.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Current Assets

Other current assets consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Prepaid expenses	$14,488	$9,550
Taxes receivable	2,013	3,434
Foreign currency forward contract receivable	510	377
Debt issuance costs, net	—	18
Other current assets	1,220	1,848

	$18,231	$15,227

Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
IBX plant and machinery	$661,655	$651,820
Leasehold improvements	481,546	472,709
Site improvements	218,065	217,200
Buildings	199,719	196,009
IBX equipment	146,000	147,832
Computer equipment and software	74,162	74,179
Land	48,710	48,950
Furniture and fixtures	9,615	9,866
Construction in progress	312,242	277,208

	2,151,714	2,095,773
Less accumulated depreciation	(638,806)	(602,943)

	$1,512,908	$1,492,830

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $77,258,000 and $80,239,000 at March 31, 2009 and December 31, 2008, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $12,639,000 and $8,739,000 for the three months ended March 31, 2009 and 2008.

As of March 31, 2009 and December 31, 2008, the Company had accrued property, plant and equipment expenditures of $53,336,000 and $89,518,000, respectively. The Company’s planned capital expenditures during the remainder of 2009 in connection with recently acquired IBX properties and expansion efforts are substantial. For further information, refer to “Other Purchase Commitments” in Note 9.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Goodwill:
Europe	$318,212	$324,674
Asia-Pacific	17,047	18,155

	335,259	342,829
Other intangibles:
Intangible asset – customer contracts	57,144	58,605
Intangible asset – leases	4,281	4,349
Intangible asset – others	1,593	755

	63,018	63,709
Accumulated amortization	(13,640)	(12,791)

	49,378	50,918

	$384,637	$393,747

The Company’s goodwill and intangible assets in Europe, denominated in British pounds and Euros, and goodwill in
Asia-Pacific, denominated in Singapore dollars, are subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses, including those related to goodwill and other intangibles, are a component of other comprehensive income and loss.

For the three months ended March 31, 2009 and 2008, the Company recorded amortization expense of $1,276,000 and $1,775,000, respectively, associated with its other intangible assets. Estimated future amortization expense related to these intangibles is as follows (in thousands):

Year ending:
2009 (nine months remaining)	$3,861
2010	5,188
2011	5,101
2012	5,086
2013	5,087
2014 and thereafter	25,055

Total	$49,378

Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Deposits	$20,842	$21,485
Debt issuance costs, net	15,353	16,216
Restricted cash	7,486	14,934
Prepaid expenses	3,734	3,874
Other assets	1,217	1,285

	$48,632	$57,794

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Accounts payable	$15,890	$18,325
Accrued compensation and benefits	17,973	22,135
Accrued taxes	14,686	8,640
Accrued utilities and security	12,038	10,327
Accrued interest	10,161	5,962
Accrued professional fees	1,841	2,741
Accrued other	6,398	6,187

	$78,987	$74,317

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Deferred installation revenue	$22,486	$22,769
Deferred tax liabilities	7,342	7,342
Deferred recurring revenue	6,081	4,434
Customer deposits	5,408	5,913
Accrued restructuring charges	2,678	6,023
Foreign currency forward contract payable	2,382	2,072
Deferred rent	302	495
Interest rate swap payable	231	271
Other current liabilities	337	1,136

	$47,247	$50,455

Other Liabilities

Other liabilities consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Deferred rent, non-current	$28,623	$28,146
Deferred tax liabilities	28,145	28,921
Deferred installation revenue, non-current	15,837	16,531
Asset retirement obligations	12,427	12,264
Interest rate swap payable, non-current	10,968	10,631
Customer deposits, non-current	6,209	6,108
Deferred recurring revenue, non-current	5,459	6,180
Accrued restructuring charges, non-current	4,419	7,288
Other liabilities	1,087	864

	$113,174	$116,933

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Debt Facilities and Other Financing Obligations

2.50% Convertible Subordinated Notes

In January 2009, the Company adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company’s 2.50% Convertible Subordinated Notes fall within the scope of FSP APB 14-1 due to the Company’s ability to elect to repay the 2.50% Convertible Subordinated Notes in cash. FSP APB 14-1 did not impact the Company’s other convertible debt instruments. FSP APB 14-1 was applied retrospectively. As a result, the Company adjusted comparative condensed consolidated financial statements previously issued (see Note 2).

In March 2007, the Company issued $250,000,000 aggregate principal amount of 2.50% Convertible Subordinated Notes due April 15, 2012 (the “2.50% Convertible Subordinated Notes”). Interest is payable semi-annually on April 15 and October 15 of each year, and commenced October 15, 2007. Upon conversion, holders will receive, at the Company’s election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. However, the Company may at any time irrevocably elect for the remaining term of the 2.50% Convertible Subordinated Notes to satisfy its obligation in cash up to 100% of the principal amount of the 2.50% Convertible Subordinated Notes converted, with any remaining amount to be satisfied, at the Company’s election, in shares of its common stock or a combination of cash and shares of its common stock. The 2.50% Convertible Subordinated Notes have an initial conversion rate of 8.9259 shares of common stock per $1,000 principal amount of 2.50% Convertible Subordinated Notes, subject to adjustment. This represents an initial conversion price of approximately $112.03 per share of common stock. As of March 31, 2009, the 2.50% Convertible Subordinated Notes were convertible into 2,231,475 shares of the Company’s common stock.

The Company has determined that the embedded conversion option in the 2.50% Convertible Subordinated Notes is not required to be separately accounted for as a derivative under SFAS 133. Under FSP APB 14-1, the Company separated the 2.50% Convertible Subordinated Notes into a liability component and an equity component. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds ascribed to the 2.50% Convertible Subordinated Notes as a whole. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s own stock” (“EITF 00-19”).

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Issuance and transaction costs incurred at the time of the issuance of the 2.50% Convertible Subordinated Notes with third parties are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The 2.50% Convertible Subordinated Notes consisted of the following
(in thousands):

	March 31, 2009	December 31, 2008
Equity component (1)	$52,263	$52,263

Liability component :
Principal	$250,000	$250,000
Less: debt discount, net (2)	(34,961)	(37,476)

Net carrying amount	$215,039	$212,524

___________

(1)	Included in the condensed consolidated balance sheets within additional paid-in capital.

(2)	Included in the condensed consolidated balance sheets within convertible debt and is amortized over the remaining life of the 2.50% Convertible Subordinated Notes.

As of March 31, 2009, the remaining life of the 2.50% Convertible Subordinated Notes was 3.04 years.

The following table sets forth total interest expense recognized related to the 2.50% Convertible Subordinated Notes
(in thousands):

	Three Months Ended March 31,
	2009	2008
Contractual interest expense	$1,562	$1,562
Amortization of debt issuance costs	312	314
Amortization of debt discount	2,515	2,330

Total interest expense	$4,389	$4,206

Effective interest rate of the liability component	8.37%	8.37%

Bank of America Revolving Credit Line

In February 2009, the Company and one of its wholly-owned subsidiaries, as co-borrower, entered into a $25,000,000 one-year revolving credit facility with Bank of America (the “Bank of America Revolving Credit Line”). The Bank of America Revolving Credit Line will be used primarily to fund the Company’s working capital and to enable the Company to issue letters of credit. The effect of issuing letters of credit under the Bank of America Revolving Credit Line will reduce the amount available for borrowing under the Bank of America Revolving Credit Line. The Company may borrow, repay and reborrow under the Bank of America Revolving Credit Line at either the prime rate or at a borrowing margin of 2.75% over one, three or six month LIBOR, subject to a minimum borrowing cost of 3.00%. The Bank of America Revolving Credit Line contains three financial covenants consisting of a tangible net worth ratio, a debt service ratio and a senior leverage ratio and is collateralized by the Company’s domestic accounts receivable balances. The Bank of America Revolving Credit Line is available for renewal subject to mutual agreement by both parties. During the three months ended March 31, 2009, the Company entered into a $7,800,000 irrevocable letter of credit under the Bank of America Revolving Credit Line, which resulted in the release of restricted cash (see “Other Assets” in Note 7). As a result, the amount available to borrow was $17,200,000 as of March 31, 2009.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities

Combined aggregate maturities for the Company’s various debt facilities and other financing obligations as of March 31, 2009 were as follows (in thousands):

	Convertible debt (1)	Mortgage and loans payable (1)		Capital lease and other financing obligations (2)	Total
2009 (nine months remaining)	$19,150	$43,970		$12,052	$75,172
2010	—	46,172		16,472	62,644
2011	—	44,266		17,904	62,170
2012	250,000	137,640	(3)	17,803	405,443
2013	—	26,711		17,904	44,615
2014 and thereafter	395,986	124,576		157,057	677,619

	665,136	423,335		239,192	1,327,663
Less amount representing interest	—	—		(117,761)	(117,761)
Less amount representing debt discount	(34,961)	—		—	(34,961)
Less amount representing remaining estimated building costs	—	—		(12,757)	(12,757)
Plus amount representing residual property value	—	—		28,865	28,865

	630,175	423,335		137,539	1,191,049
Less current portion of principal	(19,150)	(51,929)		(5,675)	(76,754)

	$611,025	$371,406		$131,864	$1,114,295

___________

(1)	Represents principal only.

(2)	Represents principal and interest in accordance with minimum lease payments.

(3)	The loan payable under the Chicago IBX Financing has an initial maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. The Company intends to exercise such extensions.

9. Commitments and Contingencies

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

At the court’s request, Plaintiffs selected six “focus” cases, which do not include the Company. The court indicated that its decisions in the six focus cases are intended to provide strong guidance for the parties in the remaining cases. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, the plaintiffs moved to certify a class in these six cases. On November 14, 2007, the defendants in the six focus cases filed motions to dismiss the amended complaints. On March 26, 2008, the District Court dismissed the Securities Act claims of those members of the putative classes in

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of plaintiffs, plaintiffs’ motion for class certification was withdrawn, without prejudice. On April 3, 2009, the plaintiffs submitted to the court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, which includes the Company, the underwriter defendants in the Company’s class action lawsuit, and the plaintiff class in the Company’s class action lawsuit. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. The settlement is subject to termination by the parties under certain circumstances, and is subject to court approval. There is no assurance that the settlement will be concluded or that the court will approve the settlement.

On August 22, 2008, a complaint was filed against the Company, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawaii, and arises out of December 2002 agreements pursuant to which the Company merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the internet exchange services business of the Company. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana’s majority shareholders, officers and directors, with the alleged assistance of the Company and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725,000,000 value of the Company held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which adds new plaintiffs (other alleged holders of Pihana common stock) but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed in a separate action by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by the Company and other Defendants. The court has not yet ruled on any of the motions to dismiss. The Company believes that plaintiffs’ claims and alleged damages are without merit and it intends to defend the litigation vigorously.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

The Company believes that while an unfavorable outcome to these litigations is reasonably possible, a range of potential loss cannot be determined at this time. As a result, the Company has not accrued for any amounts in connection with these legal matters as of March 31, 2009. The Company and its officers and directors intend to continue to defend the actions vigorously.

Other Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of March 31, 2009, the Company was contractually committed for $63,990,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of March 31, 2009, such as commitments to purchase power in select locations, primarily in the U.S., Australia, Germany, Singapore and the United Kingdom, through the remainder of 2009 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2009 and thereafter. Such other miscellaneous purchase commitments totaled $79,123,000 as of March 31, 2009.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Other Comprehensive Income and Loss

The components of other comprehensive income and loss are as follows (in thousands):

	Three months ended March 31,
	2009	2008
Net income	$15,457	$3,797
Unrealized gain on available for sale securities, net of tax of $288,000 and $0, respectively	395	196
Unrealized loss on interest rate swaps, net of tax of $146,000 and $0, respectively	(274)	—
Foreign currency translation gain (loss)	(14,792)	3,471

Comprehensive income	$786	$7,464

During the three months ended March 31, 2009, the U.S. dollar strengthened relative to certain of the currencies of the foreign countries in which the Company operates. This has significantly impacted the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation losses), as well as its consolidated results of operations as amounts in foreign currencies are generally translating into less U.S. dollars. To the extent the U.S. dollar strengthens further, this will continue to have a significant impact to the Company’s consolidated balance sheets and consolidated results of operations including the amount of revenue that the Company reports in future periods.

11. Segment Information

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company provides the following segment disclosures as follows (in thousands):

	Three months ended March 31,
	2009	2008
Total revenues:
United States	$124,894	$99,196
Europe	47,800	40,849
Asia-Pacific	26,537	18,173

	$199,231	$158,218

Total depreciation and amortization:
United States	$25,849	$22,867
Europe	9,565	9,056
Asia-Pacific	6,262	3,559

	$41,676	$35,482

Income from operations:
United States	$33,941	$13,255
Europe	5,426	52
Asia-Pacific	4,339	675

	$43,706	$13,982

Capital expenditures:
United States	$39,786	$59,078
Europe	24,096	75,650	(1)
Asia-Pacific	11,087	14,156

	$74,969	$148,884

___________

(1)	Includes the purchase price for the Virtu Acquisition, net of cash acquired, which totaled $23,241,000.

The Company’s long-lived assets are located in the following geographic areas as of (in thousands):

	March 31, 2009	December 31, 2008
United States	$1,188,774	$1,194,757
Europe	697,793	700,560
Asia-Pacific	173,337	176,746

	$2,059,904	$2,072,063

Revenue information on a services basis is as follows (in thousands):

	Three months ended March 31,
	2009	2008
Colocation	$158,449	$121,349
Interconnection	25,197	22,148
Managed infrastructure	7,377	6,500
Rental	264	362

Recurring revenues	191,287	150,359
Non-recurring revenues	7,944	7,859

	$199,231	$158,218

No single customer accounted for 10% or greater of the Company’s revenues for the three months ended March 31, 2009 and 2008. No single customer accounted for 10% or greater of the Company’s gross accounts receivable as of March 31, 2009 and December 31, 2008.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Restructuring Charges

In February 2009, the Company decided to utilize space it previously abandoned in order to expand its original Los Angeles IBX center. Accordingly, the Company reversed $5,833,000 of accrued restructuring charges associated with the Los Angeles lease during the three months ended March 31, 2009. The Company’s excess space in the New York metro area remains abandoned and continues to be an accrued restructuring charge.

A summary of the movement in the 2004 accrued restructuring charges from December 31, 2008 to March 31, 2009 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2008	Accretion expense	Restructuring charge adjustment	Cash payments	Accrued restructuring charge as of March 31, 2009
Estimated lease exit costs	$13,311	$140	$(5,833)	$(521)	$7,097

	13,311	$140	$(5,833)	$(521)	7,097

Less current portion	(6,023)				(2,678)

	$7,288				$4,419

As the Company currently has no plans to enter into a lease termination with the landlord associated with the excess space lease in the New York metro area, the Company has reflected its accrued restructuring liability as both a current and non-current liability. The Company reports accrued restructuring charges within other current liabilities and other liabilities on the accompanying consolidated balance sheets as of March 31, 2009 and December 31, 2008. The Company is contractually committed to this excess space lease through 2015.

13. Subsequent Events

In April 2009, the Company received an additional distribution of $2,287,000 from the Reserve (see “Cash, Cash Equivalent and Short-Term and Long-Term Investments” in Note 7), leaving a balance of $897,000 that the Company expects to still be distributed from the Reserve.

In April 2009, the Company received a 30-day extension to complete its refinancing of the Netherlands Financing. The Company now expects to complete this refinancing in May 2009. If the Company is unable to renegotiate the Netherlands Financing by May 2009, the financial covenants in their original form will go back into effect, and the Company will not be in compliance with such financial covenants. As of March 31, 2009, a total of $6,709,000 was outstanding under the Netherlands Financing.

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

In January 2009, we adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1”) and FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). As a result, we adjusted our previously issued comparative condensed consolidated financial statements. See Note 2 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Overview

Equinix provides network-neutral colocation, interconnection and managed services to global enterprises, content providers, financial companies and the world’s largest network service providers. As of March 31, 2009, we operated IBX centers in the Chicago, Dallas, Los Angeles, New York, Silicon Valley and Washington, D.C. metro areas in the United States, France, Germany, the Netherlands, Switzerland and the United Kingdom in the Europe region, and Australia, Hong Kong, Japan and Singapore in the Asia-Pacific region. In February 2008, we acquired Virtu Secure Webservices B.V., or Virtu, based in the Netherlands to supplement our European operations. We refer to this transaction as the Virtu acquisition.

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

Our customer count increased to 2,384 as of March 31, 2009 versus 1,994 as of March 31, 2008, an increase of 20%. Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available taking into account power limitations. Our utilization rate increased to 80% as of March 31, 2009 versus approximately 78% as of March 31, 2008; however, further excluding the impact of our IBX center expansion projects that have opened during the last 12 months, our utilization rate would have been approximately 86% as of March 31, 2009. Our utilization rate varies from market to market among our IBX centers across the U.S., Europe and Asia-Pacific. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX centers to support power and cooling needs twice that of previous IBX centers. We could face power limitations in our centers even though we may have additional physical cabinet capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

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

Due to our recurring revenue model, and a cost structure which has a large base that is fixed in nature and generally does not grow in proportion to revenue growth, we expect our cost of revenues, sales and marketing expenses and general and administrative expenses to decline as a percentage of revenue over time, although we expect each of them to grow in absolute dollars in connection with our growth. This is evident in the trends noted below in our discussion on our results of operations. However, for cost of revenues, this trend may periodically be impacted when a large expansion project opens and before it starts generating any meaningful revenue.

Results of Operations

Our results of operations for the three months ended March 31, 2008 include the operations of Virtu from February 5, 2008 to March 31, 2008.

Three Months Ended March 31, 2009 and 2008

Revenues. Our revenues for the three months ended March 31, 2009 and 2008 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three months ended March 31,				Change
	2009	%	2008	%	$	%
U.S:
Recurring revenues	$121,250	61%	$95,118	60%	$26,132	27%
Non-recurring revenues	3,644	2%	4,078	3%	(434)	(11%)

	124,894	63%	99,196	63%	25,698	26%

Europe:
Recurring revenues	44,988	23%	38,233	24%	6,755	18%
Non-recurring revenues	2,812	1%	2,616	2%	196	7%

	47,800	24%	40,849	26%	6,951	17%

Asia-Pacific:
Recurring revenues	25,049	12%	17,008	10%	8,041	47%
Non-recurring revenues	1,488	1%	1,165	1%	323	28%

	26,537	13%	18,173	11%	8,364	46%

Total:
Recurring revenues	191,287	96%	150,359	95%	40,928	27%
Non-recurring revenues	7,944	4%	7,859	5%	85	1%

	$199,231	100%	$158,218	100%	$41,013	26%

U.S. Revenues. The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers, as well as selective price increases in each of our IBX markets. During the three months ended March 31, 2009, we recorded approximately $4.9 million of revenue generated from our recently-opened IBX centers or IBX center expansions in the Silicon Valley and Washington, D.C. metro areas. We expect that our U.S. revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX centers and additional expansions currently taking place in the Chicago, Los Angeles and New York metro areas, all of which are expected to open during the remainder of 2009.

Europe Revenues. Our revenues from the United Kingdom, the largest revenue contributor in the Europe region, represented approximately 36% and 41%, respectively, of the regional revenues for the three months ended March 31, 2009 and 2008. As in the U.S., Europe revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, which was primarily generated from our recently-opened IBX center expansions in the Amsterdam, Frankfurt, London and Paris metro areas. We expect that our Europe revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX center expansions in the Amsterdam, Frankfurt, London and Paris metro areas and additional expansions currently taking place in the Amsterdam, Frankfurt, London and Paris metro areas, all of which are expected to open during mid-2009, with the exception of the current London expansion which is expected to open during the first half of 2010.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 36% and 35%, respectively, of the regional revenues for the three months ended March 31, 2009 and 2008. As in the U.S., Asia-Pacific revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers, as well as selective price increases in each of our IBX markets. During the three months ended March 31, 2009, we recorded approximately $6.1 million of revenue generated from our IBX center expansions in the Hong Kong, Singapore, Sydney and Tokyo metro areas. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX center expansions and additional expansion currently taking place in the Hong Kong and Singapore metro areas which are expected to open during the second half of 2009.

Cost of Revenues. Our cost of revenues for the three months ended March 31, 2009 and 2008 were split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				Change
	2009	%	2008	%	$	%
U.S.	$63,811	57%	$54,870	58%	$8,941	16%
Europe	31,842	29%	28,221	30%	3,621	13%
Asia-Pacific	16,152	14%	11,418	12%	4,734	41%

Total	$111,805	100%	$94,509	100%	$17,296	18%

	Three months ended March 31,
	2009	2008
Cost of revenues as a percentage of revenues:
U.S.	51%	55%
Europe	67%	69%
Asia-Pacific	61%	63%
Total	56%	60%

U.S. Cost of Revenues. U.S. cost of revenues for the three months ended March 31, 2009 and 2008 included $24.2 million and $20.7 million, respectively, of depreciation expense. Growth in depreciation expense was due to our IBX center expansion activity. Excluding depreciation, the increase in U.S. cost of revenues was primarily due to overall growth related to our revenue growth and costs associated with our expansion projects, including (i) an increase of $2.8 million in utility costs as a result of increased customer installations, (ii) an increase of $1.8 million in rent and facility costs and (iii) $1.5 million in higher compensation costs, primarily as a result of headcount growth (290 U.S. employees as of March 31, 2009 versus 255 as of March 31, 2008). We anticipate that our U.S. cost of revenues will continue to increase in the foreseeable future to the extent that the occupancy levels in our U.S. IBX centers increase and as our recently-opened IBX centers or IBX center expansions commence operations more fully during the remainder of 2009 and from our additional expansion activity currently taking place in the Chicago, Los Angeles and New York metro areas. We expect U.S. cost of revenues to increase as we continue to grow our business.

Europe Cost of Revenues. Europe cost of revenues for the three months ended March 31, 2009 and 2008 included $8.1 million and $7.0 million, respectively, of depreciation expense. Growth in depreciation expense was due to our IBX center expansion activity. Excluding depreciation expense, the increase in Europe cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in connection with revenue growth, such as $2.4 million of higher utility costs arising from increased customer installations and revenues attributed to customer growth. We expect Europe cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the three months ended March 31, 2009 and 2008 included $6.1 million and $3.4 million, respectively, of depreciation expense. Growth in depreciation expense was due to our IBX center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in connection with revenue growth, such as $1.2 million of higher utility costs arising from increased customer installations and revenues attributed to customer growth. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended March 31, 2009 and 2008 were split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				Change
	2009	%	2008	%	$	%
U.S.	$8,134	57%	$8,644	56%	$(510)	(6%)
Europe	3,934	27%	4,608	30%	(674)	(15%)
Asia-Pacific	2,335	16%	2,099	14%	236	11%

Total	$14,403	100%	$15,351	100%	$(948)	(6%)

	Three months ended March 31,
	2009	2008
Sales and marketing expenses as a percentage of revenues:
U.S.	7%	9%
Europe	8%	11%
Asia-Pacific	9%	12%
Total	7%	10%

U.S. Sales and Marketing Expenses. Our U.S. sales and marketing expenses did not change significantly. We generally expect U.S. sales and marketing expenses to increase as we continue to grow our business and invest further in various branding initiatives; however, as a percentage of revenues, we expect them to decrease.

Europe Sales and Marketing Expenses. Our Europe sales and marketing expenses for the three months ended March 31, 2009 and 2008 included $1.2 million and $1.6 million, respectively, of amortization expense related to customer contract intangible assets. Excluding amortization expense, our Europe sales and marketing expenses did not change significantly. We generally expect Europe sales and marketing expenses to increase as we continue to grow our business; however, as a percentage of revenues, we expect them to decrease.

Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expenses did not change significantly. We expect Asia-Pacific sales and marketing expenses to increase as we continue to grow our business; however, as a percentage of revenues, we expect them to decrease.

General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2009 and 2008 were split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				Change
	2009	%	2008	%	$	%
U.S.	$24,841	71%	$22,427	65%	$2,414	11%
Europe	6,598	19%	7,968	23%	(1,370)	(17%)
Asia-Pacific	3,711	10%	3,981	12%	(270)	(7%)

Total	$35,150	100%	$34,376	100%	$774	2%

	Three months ended March 31,
	2009	2008
General and administrative expenses as a percentage of revenues:
U.S.	20%	23%
Europe	14%	20%
Asia-Pacific	14%	22%
Total	18%	22%

U.S. General and Administrative Expenses. Our U.S. general and administrative expenses for the three months ended March 31, 2009 and 2008 included $6.3 million and $6.9 million, respectively, of stock-based compensation expense. The increase in U.S. general and administrative expenses was primarily due to $2.3 million of higher compensation costs, including increases in general salary, bonuses and headcount growth (278 U.S. general and administrative employees as of March 31, 2009 versus 226 as of March 31, 2008). Going forward, although we are carefully monitoring our spending given the current economic environment, we expect U.S. general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we expect them to decrease.

Europe General and Administrative Expenses. Our Europe general and administrative expenses for the three months ended March 31, 2009 and 2008 included $1.1 million and $1.5 million, respectively, of stock-based compensation expense. Additionally, the resignation of two senior officers in Europe during the three months ended June 30, 2008 has further contributed to the decrease in Europe general and administrative expenses. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our Europe general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth and in connection with various ongoing integration initiatives related to investments in systems and internal control compliance; however, as a percentage of revenues, we expect them to decrease.

Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not change significantly. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we expect them to decrease.

Restructuring Charges. During the three months ended March 31, 2009, we recorded a reversal of a restructuring charge accrual of $5.8 million for our excess space in the Los Angeles metro area as a result of our decision to utilize this space to expand our original Los Angeles IBX center. Our excess space lease in the New York metro area remains abandoned and continues to carry a restructuring charge. During the three months ended March 31, 2008 no restructuring charge was recorded.

Interest Income. Interest income decreased to $916,000 for the three months ended March 31, 2009 from $3.4 million for the three months ended March 31, 2008. Interest income decreased primarily due to lower yields on invested balances and lower average cash balances. The average yield for the three months ended March 31, 2009 was 0.87% versus 2.90% for the three months ended March 31, 2008. We expect our interest income to decrease for the foreseeable future due primarily to lower yields on our investment portfolio and lower average cash balances.

Interest Expense. Interest expense decreased to $13.5 million for the three months ended March 31, 2009 from $15.2 million for the three months ended March 31, 2008. The decrease in interest expense was primarily due to significantly higher capitalized interest expense and the partial conversion of $13.1 million of our 2.50% convertible subordinated debentures in November 2008. During the three months ended March 31, 2009 and 2008, we capitalized $4.0 million and $2.0 million, respectively, of interest expense to construction in progress. This decrease was partially offset by higher loan balances as a result of loan drawdowns and new financings entered into during 2008 consisting of (i) our Asia-Pacific financing, of which $79.5 million was outstanding as of March 31, 2009 with an approximate blended interest rate of 3.38% per annum as compared to $37.4 million outstanding as of March 31, 2008 with an approximate blended interest rate of 3.49% per annum and (ii) our European financing, of which $126.1 million was outstanding as of March 31, 2009 with an approximate blended interest rate of 6.39% per annum as compared to $116.5 million outstanding as of March 31, 2008 with an approximate blended interest rate of 7.27% per annum. Going forward, we expect to incur higher interest expense as we fully utilize or recognize the full impact of our existing financings to fund our expansion efforts and as we complete expansion efforts and cease to capitalize interest expense.

Other Income (Expense). For the three months ended March 31, 2009, we recorded $4.1 million of other expense, of which $2.7 million was attributable to an other-than-temporary impairment loss on one of our money market accounts as more fully described in Note 7 of Notes to Condensed Consolidated Financial Statements in Item 1of this Quarterly Report on Form 10-Q and the remainder of our other expense was attributable to foreign currency exchange losses during the period. For the three months ended March 31, 2008, we recorded $2.0 million of other income, primarily due to foreign currency exchange gains during the period.

Income Taxes. For the three months ended March 31, 2009 and 2008, we recorded $11.6 million and $471,000, respectively, of income tax expense. The tax expense recorded in the three months ended March 31, 2009 was a result of applying the effective blended tax rates estimated for the year to the operating results in the period. The tax expense recorded in the three months ended March 31, 2008 was primarily attributable to our foreign operations. Our effective tax rates were 42.9% and 11.0% for the three months ended March 31, 2009 and 2008, respectively. The increase in our effective tax rate is primarily a result of our domestic operations no longer carrying a valuation allowance against the net deferred tax assets of those operations which achieved sufficient profitability in the fourth quarter of 2008. We have not incurred any significant cash income tax expense since inception and we do not expect to incur any significant cash income tax expense during the remainder of 2009 because we still have a large amount of net operating loss carry-forwards in all the jurisdictions in which we operate, which can be used to offset the taxable profit generated in 2009. The cash tax for 2009 is primarily for the U.S. Alternative Minimum Tax and the California state income tax as a result of the state temporarily suspending the utilization of net operating loss carry-forwards.

Liquidity and Capital Resources

As of March 31, 2009, our total indebtedness was comprised of (i) convertible debt principal totaling $665.1 million from our convertible subordinated debentures, our 2.50% convertible subordinated notes (gross of discount) and our 3.00% convertible subordinated notes and (ii) non-convertible debt and financing obligations totaling $560.9 million from our Washington D.C. metro area IBX capital lease, San Jose IBX equipment and fiber financing, Chicago IBX equipment financing, Los Angeles IBX financing, Paris metro area IBX capital lease, Ashburn campus mortgage payable, Chicago IBX financing, Asia-Pacific financing, European financing, Netherlands financing and other financing obligations.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of our current portion of debt due, and complete our publicly announced expansion projects for at least the next 12 months. As of March 31, 2009, we had

$284.0 million of cash, cash equivalents and short-term and long-term investments. If the current capital market conditions continue to deteriorate, we may suffer further losses on our investment portfolio, which could have a material adverse effect on our liquidity. Besides our investment portfolio and any financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a well diversified customer base with no concentration of credit risk with any single customer, we have a number of large customers in the financial services sector. Further, while we believe we have a strong customer base and have experienced strong collections in the past, if the current market conditions continue to deteriorate our customers may have difficulty paying us, we may experience increased churn in our customer base, and there may be reductions in their commitments to us, all of which could have a material adverse effect on our liquidity.

As of March 31, 2009, we had a total of $20.1 million of additional liquidity available to us, which consists of $2.9 million under the European financing for general working capital purposes and $17.2 million under the $25.0 million Bank of America revolving credit line. Our indebtedness as of March 31, 2009, as noted above, consisted of $560.9 million of non-convertible senior debt, of which $248.6 million of this amount was held by a single lender. Although these are committed facilities, most of which are fully drawn or advanced and for which we are amortizing debt repayments of either principal and/or interest only, and we are in compliance with all covenants related to them, deteriorating market and liquidity conditions may give rise to issues which may impact the lenders’ ability to hold these debt commitments to their full term.

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

Sources and Uses of Cash

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net cash provided by operating activities	$86,704	$62,984
Net cash used in investing activities	(77,885)	(136,200)
Net cash (used in) provided by financing activities	(3,625)	44,598

Operating Activities. The increase in net cash provided by operating activities was primarily due to improved operating results as discussed above, strong collections of accounts receivable and management of vendor payments. We expect that we will continue to generate cash from our operating activities during the remainder of 2009 and beyond.

Investing Activities. The decrease in net cash used in investing activities during the three months ended March 31, 2009 compared to 2008 was primarily due to lower capital expenditures. During the three months ended March 31, 2009 and 2008, these capital expenditures were $75.0 million and $125.6 million, respectively. We expect that our IBX expansion activity will be less than what we spent in 2008 as we carefully manage investing activities during the current economic environment.

Financing Activities. Net cash used in financing activities during the three months ended March 31, 2009 was primarily due to repayments of our debt facilities, partially offset by proceeds from our employee equity awards. Net cash provided by financing activities during the three months ended March 31, 2008 was primarily due to loan drawdowns for ongoing expansion projects. We expect that, unless we are successful in obtaining new financing, our financing activities will consist primarily of repayment of our debt during the remainder of 2009.

Debt Obligations

2.50% Convertible Subordinated Notes. In January 2009, we adopted FSP APB 14-1. As a result, we separately accounted for the liability and equity components of our 2.50% convertible subordinated notes. See “2.50% Convertible Subordinated Notes” in Note 8 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Netherlands Financing. In April 2009, we received a 30-day extension to complete our refinancing of the Netherlands financing. We now expect to complete this refinancing in May 2009. If we are unable to renegotiate the Netherlands financing by May 2009, the financial covenants in their original form will go back into effect, and we will not be in compliance with such financial covenants. As of March 31, 2009, a total of $6.7 million was outstanding under the Netherlands financing.

$25.0 Million Bank of America Revolving Credit Line. In February 2009, we entered into a $25.0 million one-year revolving credit facility with Bank of America, which is referred to as the $25.0 million Bank of America revolving credit line. The $25.0 million Bank of America revolving credit line will be used primarily to fund our working capital and to enable us to issue letters of credit. The effect of issuing letters of credit under the $25.0 million Bank of America revolving credit line will reduce the amount available for borrowing under the $25.0 million Bank of America revolving credit line. We may borrow, repay and reborrow under the $25.0 million Bank of America revolving credit line at either the prime rate or at a borrowing margin of 2.75% over one, three or six month LIBOR, subject to a minimum borrowing cost of 3.00%. The $25.0 million Bank of America revolving credit line contains three financial covenants consisting of a tangible net worth ratio, a debt service ratio and a senior leverage ratio and is collateralized by our domestic accounts receivable balances. The $25.0 million Bank of America revolving credit line is available for renewal subject to mutual agreement by both parties. During the three months ended March 31, 2009, we entered into a $7.8 million irrevocable letter of credit under the $25.0 million Bank of America revolving credit line, which resulted in our release of restricted cash to unrestricted cash. As a result, the amount available to borrow was $17.2 million as of March 31, 2009.

Contractual Obligations and Off-Balance Sheet Arrangements

We lease a majority of our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2027. The following represents our debt maturities, financings, leases and other contractual commitments as of March 31, 2009
(in thousands):

	2009 (9 months)	2010	2011	2012		2013	2014 and thereafter	Total
Convertible debt (1)	$19,150	$—	$—	$250,000		$—	$395,986	$665,136
Chicago IBX financing (1)	—	—	—	109,991	(5)	—	—	109,991
Asia-Pacific financing (1)	20,069	28,994	25,266	5,197		—	—	79,526
European financing (1)	7,923	14,351	15,936	19,150		23,112	45,611	126,083
Netherlands financing (1)	6,709	—	—	—		—	—	6,709
Interest (2)	21,449	26,836	25,433	16,629		13,846	10,118	114,311
Mortgage payable (3)	7,623	10,164	10,164	10,164		10,165	123,339	171,619
Other note payable (3)	7,500	—	—	—		—	—	7,500
Capital lease and other financing obligations (3)	12,052	16,472	17,904	17,803		17,904	157,057	239,192
Operating leases under accrued restructuring charges (3)	2,366	2,738	2,827	3,033		3,066	4,929	18,959
Operating leases (4)	39,124	50,976	49,102	48,173		48,093	223,637	459,105
Other contractual commitments (4)	116,129	23,616	3,268	100		—	—	143,113

	$260,094	$174,147	$149,900	$480,240		$116,186	$960,677	$2,141,244

(1)	Represents principal only.

(2)	Represents interest on convertible debt, Chicago IBX financing, Asia-Pacific financing, European financing and Netherlands financing based on their approximate interest rates as of March 31, 2009.

(3)	Represents principal and interest.

(4)	Represents off-balance sheet arrangements. Other contractual commitments are described below.

(5)	The loan payable under the Chicago IBX financing has a maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. We intend to extend the maturity of the loan payable under the Chicago IBX financing.

In connection with one of our IBX operating leases, we entered into a $7.8 million irrevocable letter of credit with Bank of America. This letter of credit was provided in lieu of a cash deposit under the $25.0 million Bank of America revolving credit line and automatically renews in successive one-year periods until the final lease expiration date. If the landlord for this IBX lease decides to drawdown on this letter of credit, we will be required to fund this letter of credit either through cash collateral or borrowing under the $25.0 million Bank of America revolving credit line. This contingent commitment is not reflected in the table above.

Primarily as a result of our various IBX expansion projects, as of March 31, 2009, we were contractually committed for $64.0 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to complete construction and open these IBX centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2009 and 2010, is reflected in the table above as “other contractual commitments.”

We have other non-capital purchase commitments in place as of March 31, 2009, such as commitments to purchase power in select locations, primarily in the U.S., Australia, Germany, Singapore and the United Kingdom, through the remainder of 2009 and thereafter, and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during the remainder of 2009 and beyond. Such other purchase commitments as of March 31, 2009, which total $79.1 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $150.0 million to $200.0 million, in addition to the $64.0 million in contractual commitments discussed above as of March 31, 2009, in our various IBX expansion projects during the remainder of 2009 and 2010 in order to complete the work needed to open these IBX centers. These non-contractual capital expenditures are not reflected in the table above. If the current economic environment persists, we could delay these non-contractual capital expenditure commitments to preserve liquidity.

Critical Accounting Estimates

Equinix’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management’s application of accounting policies. On an on-going basis, management evaluates its estimates and judgments. Critical accounting policies for Equinix that affect our more significant judgment and estimates used in the preparation of our condensed consolidated financial statements include accounting for income taxes, accounting for impairment of goodwill and accounting for property, plant and equipment, which are discussed in more detail under the caption “Critical Accounting Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As more fully described in Cash, Cash Equivalents and Short-Term and Long-Term Investments in Note 7 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, during the three months ended March 31, 2009, we incurred an additional $2.7 million of other-than-temporary impairment loss from our investment portfolio (consisting of a single money market account) in the Reserve Primary Fund. There have been no other significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the three months ended March 31, 2009 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Limitations on the Effectiveness of Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed and operated to be effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

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

At the court’s request, Plaintiffs selected six “focus” cases, which do not include us. The court indicated that its decisions in the six focus cases are intended to provide strong guidance for the parties in the remaining cases. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, the plaintiffs moved to certify a class in these six cases. On November 14, 2007, the defendants in the six focus cases filed motions to dismiss the amended complaints. On March 26, 2008, the District Court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of plaintiffs, plaintiffs’ motion for class certification was withdrawn, without prejudice. On April 3, 2009, the plaintiffs submitted to the court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, which includes Equinix, the underwriter defendants in the Equinix class action lawsuit, and the plaintiff class in the Equinix class action lawsuit. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Equinix. The settlement is subject to termination by the parties under certain circumstances, and is subject to court approval. There is no assurance that the settlement will be concluded or that the court will approve the settlement.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows. We intend to continue to defend the action vigorously if the settlement is not approved.

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

We have a significant amount of debt. As of March 31, 2009, our total indebtedness was approximately $1.2 billion, our stockholders’ equity was $933.2 million and our cash and investments totaled $284.0 million.

Our substantial amount of debt could have important consequences. For example, it could:

•

require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, reducing the availability of our cash flow to fund future capital expenditures, working capital, execution of our expansion strategy and other general corporate requirements;

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

In addition, of our total indebtedness as of March 31, 2009, $560.9 million was non-convertible senior debt (of which $248.6 million is with a single lender). Although these are committed facilities, virtually all of which are fully drawn or advanced for which we are amortizing debt repayments of either principal and/or interest only, and we were in full compliance with all covenants related to them effective March 31, 2009, deteriorating market and liquidity conditions may give rise to issues which may impact the lenders’ ability to hold these debt commitments to their full term. Accordingly, these lenders of committed and drawn facilities may attempt to call this debt which would have a material adverse effect on our liquidity, even though no call provisions exist without being in default.

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

The continued credit crisis and related turmoil in the global financial markets has had and may continue to have an impact on our business and our financial condition. For example, we are currently unable to access cash invested with the Reserve Primary Fund, a prime obligations money market fund that has suspended redemptions and is being liquidated. While we received periodic distributions from the Reserve during the fourth quarter of 2008 and the first quarter of 2009, the Reserve continues to hold a portion of our investment balance. We had invested approximately $50.9 million in this fund, wrote-off $4.2 million and have received redemptions of approximately $43.5 million. The remaining balance still held at the Reserve had a fair value of approximately $3.2 million as of March 31, 2009. In April 2009, we received an additional redemption of $2.3 million, leaving a balance of $897,000 that we expect to still be distributed from the Reserve. While we expect to receive substantially all of our remaining holdings in this fund within the next six months, we cannot predict when this will occur or the amount we will receive. Further, a number of litigation claims have been filed against the Reserve’s management which could potentially delay the timing and amount of the final distributions of the fund. If the litigation were to continue for an extended period of time it is possible that the Reserve management’s cost of defending these claims could also reduce the final amount of distribution to us. We do not believe that the current liquidity issues related to this fund will impact our ongoing business operations. However, if the current market conditions continue to deteriorate, we may suffer further losses on our investment portfolio, which could have a material adverse effect on our liquidity.

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

Although we have in the past, and may decide in the future, to undertake foreign exchange hedging transactions to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure. For example, while we hedge certain of our foreign currency assets and liabilities on our balance sheet, we do not hedge revenue. During fiscal 2007 and the first half of 2008, the U.S. dollar had been generally weaker relative to the currencies of the foreign countries in which we operate. This overall weakness of the U.S. dollar had a positive impact on our consolidated results of operations because the foreign denominations translated into more U.S. dollars. However, during the second half of 2008 and through the first quarter of 2009, the U.S. dollar strengthened relative to certain of the currencies of the foreign countries in which we operate. This significantly impacted our consolidated financial position and results of operations as amounts in foreign currencies are generally translating into less U.S. dollars. Further strengthening of the U.S. dollar would continue to have a significant impact on our consolidated financial position and results of operations including the amount of revenue that we report in future periods. For additional information on foreign currency risk, refer to our discussion of foreign currency risk in “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report on Form 10-Q.

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

As of March 31, 2009 our accumulated deficit was $440.0 million. Although we generated net income during 2008, our first full year of net income since our inception, and during the first quarter of 2009, we are also currently investing heavily in our future growth through the build-out of several additional IBX centers and IBX center expansions. As a result, we will incur higher depreciation and other operating expenses, as well as interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial crisis may also further add to our losses if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX centers or IBX centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

For the years ended December 31, 2008, 2007 and 2006, we recognized 37%, 23% and 14%, respectively, of our revenues outside the U.S. For the three months ended March 31, 2009, we recognized 37% of our revenues outside the U.S.

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

In addition, we are subject to environmental, health and safety laws regulating air emissions, storm water management and other issues arising in our business. While these obligations do not normally impose material costs upon our operations, unexpected events, equipment malfunctions and human error, among other factors, can lead to violations of environmental laws, regulations or permits. In addition, environmental laws and regulations change frequently and may require additional investment to maintain compliance. Noncompliance with existing, or adoption of more stringent, environmental or health and safety laws and regulations or the discovery of previously unknown contamination could require us to incur costs or become the basis of new or increased liabilities that could be material.

Fossil fuel combustion creates greenhouse gas emissions that are linked to global climate change. Regulations to limit greenhouse gas emissions are in force in the European Union in an effort to prevent or reduce climate change. In the United States, federal legislative proposals have been and are expected to be introduced that would, if adopted, implement some form of regulation or taxation to reduce or mitigate greenhouse gas emissions. In addition, it is possible that the U.S. Environmental Protection Agency (“EPA”) will use its existing authority under the Clean Air Act to regulate greenhouse gas emissions. In July 2008, EPA issued an Advanced Notice of Proposed Rulemaking (the “ANPR”) requesting public comment on whether and how the EPA should regulate emissions of greenhouse gases. On April 10, 2009, the EPA published a proposed rule that would require monitoring and annual reporting of greenhouse gas emissions by dozens of industries, including the electricity generating industry.

Several states within the United States have adopted laws intended to limit fossil fuel consumption and/or encourage renewable energy development for the same purpose. In California, AB-32, the Global Warming Solutions Act of 2006, prescribes a statewide cap on global warming pollution with a goal of reaching 1990 greenhouse gas emission levels by 2020 and 80% below 1990 levels by 2050. In addition, AB-32 establishes a mandatory reporting program to the California Air Resources Board (“CARB”) for significant greenhouse gas emissions and requires the CARB to adopt regulations for significant greenhouse gas emission sources (allowing CARB to design a cap and trade program) and gives CARB the authority to enforce such regulations beginning in 2012. CARB has published a proposed plan under the GWSA providing for a renewable portfolio standard (“RPS”) for electric utilities of 33% by 2020.

The federal and state regulatory programs are still developing. In their final form, they may include a tax on carbon, a carbon “cap-and-trade” market, and/or other restrictions on carbon and greenhouse gas emissions. The area of greenhouse gas limitations and regulation is rapidly changing and will continue to change as additional legislation is considered and adopted, and regulations are finalized that implement existing law. We do not anticipate being directly regulated by the developing climate change-related laws and regulations, but the resulting controls on greenhouse gas emissions are likely to increase the costs of electricity or fossil fuels, and these cost increases could materially increase our costs of operation or limit the availability of electricity or emergency generator fuels. If laws reducing greenhouse gas emissions are passed or new regulations are implemented based on existing law, we may be required to modify our emergency power source systems, buildings or other infrastructure in order to comply, the cost of which could be substantial.

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

While no single customer accounted for 10% or more of our revenues for the three months ended March 31, 2009 and 2008, our top 10 customers accounted for approximately 19% and 21%, respectively, of our revenues during these periods. We expect that a small percentage of our customers will continue to account for a significant portion of our revenues for the foreseeable future. We cannot guarantee that we will retain these customers or that they will maintain their commitments in our IBX centers at current levels. If we lose any of these key customers, or if any of them decide to reduce the level of their commitment to us, our business, financial condition and results of operations could be adversely affected.

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

During the quarter ended September 30, 2001, putative shareholder class action lawsuits were filed against us, a number of our officers and directors, and several investment banks that were underwriters of our initial public offering. Similar complaints were filed against more than 300 other issuers, their officers and directors, and investment banks. The suits allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. A previously agreed upon settlement with the plaintiffs has been terminated. On August 14, 2007, the plaintiffs filed amended complaints in six cases selected as test, or “focus,” cases and moved for class certification on September 27, 2007. On October 10, 2008, at the request of plaintiffs, plaintiffs’ motion for class certification was withdrawn, without prejudice. On April 3, 2009, the plaintiffs submitted to the court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, which includes Equinix, the underwriter defendants in the Equinix class action lawsuit, and the plaintiff class in the Equinix class action lawsuit. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Equinix. The settlement is subject to termination by the parties under certain circumstances, and is subject to court approval. There is no assurance that the settlement will be concluded or that the court will approve the settlement.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
2.1	Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.	Def. Proxy 14A	12/12/02

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.3	Amended and Restated Bylaws of the Registrant.	8-K	12/22/08	3.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Indenture dated February 11, 2004 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	10-Q	3/31/04	10.99

4.3	Indenture dated March 30, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/07	4.4

4.4	Form of 2.50% Convertible Subordinated Note Due 2012 (see Exhibit 4.3).

4.5	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4

4.6	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.5).

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.2	2000 Equity Incentive Plan, as amended.	10-K	12/31/07	10.3

10.3	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.4	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.5+	Lease Agreement dated as of April 21, 2004 between Eden Ventures LLC and Equinix, Inc.	10-Q	6/30/04	10.103

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.6	Equinix, Inc. 2004 International Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04	10.105

10.7	Equinix, Inc. Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04	10.106

10.8	Form of Restricted Stock Agreement for Equinix’s executive officers under the Company’s 2000 Equity Incentive Plan.	10-K	12/31/05	10.115

10.9	Letter Agreement dated October 6, 2005 among Equinix, Inc., STT Communications Ltd. and I-STT Investments Pte. Ltd.	8-K	10/6/05	99.1

10.10	Lease Agreement dated December 21, 2005 between Equinix Operating Co., Inc. and iStar El Segundo, LLC and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.126

10.11+	Loan and Security Agreement and Note between Equinix RP II, LLC and SFT I, Inc. dated December 21, 2005 and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.127

10.12	Lease Agreement dated as of December 21, 2005 between Equinix RP II, LLC and Equinix, Inc.	10-K	12/31/05	10.128

10.13	First Omnibus Modification Agreement dated December 27, 2006 by and among SFT I, Inc. (“SFT I”), Equinix RP II, LLC (“RP II”) and Equinix, Inc. (“Equinix”), Amended and Restated Promissory Note dated December 27, 2006 by RP II in favor of SFT I and Reaffirmation of Guaranty dated December 27, 2006 by RP II and Equinix in favor of SFT I.	10-K	12/31/06	10.37

10.14	First Amendment to Deed of Lease dated December 27, 2006 by and between Equinix RP II, LLC and Equinix Operating Co., Inc.	10-K	12/31/06	10.38

10.15	Development Loan and Security Agreement dated February 2, 2007 by and between CHI 3, LLC and SFT I, Inc. and related Promissory Notes One through Four.	10-Q	3/31/07	10.37

10.16	Guaranty dated February 2, 2007 by and between Equinix, Inc. and SFT I, Inc.	10-Q	3/31/07	10.38

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.17	Completion and Payment Guaranty dated February 2, 2007 by and between Equinix, Inc. and SFT I, Inc.	10-Q	3/31/07	10.39

10.18	Master Lease dated February 2, 2007 by and between CHI 3, LLC and Equinix Operating Co., Inc. and associated Guaranty of Lease by Equinix, Inc.	10-Q	3/31/07	10.40

10.19	Form of Restricted Stock Agreements for Stephen M. Smith under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/07	10.45

10.20	Facility Agreement dated August 31, 2007 by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K., the Additional Borrowers (as defined therein), the Lenders (as defined therein), and ABN AMRO BANK N.V., and related Guarantee dated August 31, 2007 by Equinix, Inc.	10-Q	9/30/07	10.47

10.21	£82,000,000 Senior Facilities Agreement dated June 29, 2007 by and among IXEurope plc, CIT Bank Limited, as arranger, CIT Capital Finance (UK) Limited, as administrative agent and security trustee and the Lenders (as defined therein).	10-Q	9/30/07	10.49

10.22	Amendment and Accession Agreement, dated as of January 31, 2008, by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K. and Equinix Australia Pty. Limited, as Borrowers, ABN AMRO Bank N.V., Singapore Branch, ABN AMRO Bank N.V., Japan Branch and ABN AMRO Australia Pty Limited, as Lenders and ABN AMRO Bank N.V., as Facility Agent, Arranger and Collateral Agent and related Amendment No. 1 to Guarantee by Equinix, Inc.	10-K	12/31/07	10.32

10.23	Equinix, Inc. Sub-Plan to the 2004 International Employee Stock Purchase Plan for Participants Located in the European Economic Area.	10-Q	3/31/08	10.32

10.24	Letter Agreement, dated April 22, 2008, by and between Eric Schwartz and Equinix, Inc.	10-Q	6/30/08	10.34

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.25	Letter Amendment, dated May 6, 2008, to £82,000,000 Senior Facilities Agreement dated June 29, 2007, by and among Equinix Group Limited, CIT Bank Limited, as arranger, CIT Capital Finance (UK) Limited, as administrative agent and security trustee and the Lenders (as defined therein).	10-Q	6/30/08	10.37

10.26	Second Amendment and Accession Agreement, dated as of June 6, 2008, by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K., Equinix Australia Pty. Limited and Equinix Hong Kong Limited, as Borrowers, ABN AMRO Bank N.V. and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Hong Kong Branch, as Lenders and ABN AMRO Bank N.V., as Facility Agent, Arranger and Collateral Agent and related Amendment No. 2 to Guarantee by Equinix, Inc.	10-Q	6/30/08	10.38

10.27	Lease Agreement, dated September 30, 2008, by and between Equinix Paris SAS and Digital Realty (Paris 2) SCI, and related guarantee by Equinix, Inc.	10-Q	9/30/08	10.40

10.28	Agreement for Lease, dated October 21, 2008, by and between Equinix (London) Limited and Slough Trading Estate Limited, and related guarantee by Equinix, Inc.	10-K	12/31/08	10.29

10.29	Letter of Approval & Consent, dated January 15, 2009, to £82,000,000 Senior Facilities Agreement dated June 29, 2007, by and among Equinix Group Limited, CIT Bank Limited, as arranger, CIT Capital Finance (UK) Limited, as administrative agent and security trustee and the Lenders (as defined therein).	10-K	12/31/08	10.30

10.30	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31

10.31	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.32	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.33	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.	10-K	12/31/08	10.34

10.34	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

10.35	Change in Control Severance Agreement by and between Jarrett Appleby and Equinix, Inc. dated December 11, 2008.	10-K	12/31/08	10.36

10.36	Offer Letter from Equinix, Inc. to Jarrett Appleby dated November 6, 2008.	10-K	12/31/08	10.37

10.37	Restricted Stock Unit Agreement for Jarrett Appleby under the Equinix, Inc. 2000 Equity Incentive Plan.	10-K	12/31/08	10.38

10.38	Form of Restricted Stock Unit Agreement for CEO and CFO.				X

10.39	Form of Restricted Stock Unit Agreement for all other executive officers.				X

10.40	Equinix, Inc. 2009 Incentive Plan.				X

21.1	Subsidiaries of Equinix, Inc.	10-K	12/31/08	21.1

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.

Date: April 29, 2009	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document
10.38	Form of Restricted Stock Unit Agreement for CEO and CFO.

10.39	Form of Restricted Stock Unit Agreement for all other executive officers.

10.40	Equinix, Inc. 2009 Incentive Plan.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.