Form 10-Q
period 2009-06-30
EQUINIX INC
filed 2009-07-29
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s Common Stock as of June 30, 2009 was 38,610,640.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$405,217	$220,207
Short-term investments	175,854	42,112
Accounts receivable, net	67,312	66,029
Current portion of deferred tax assets, net	18,996	35,936
Other current assets	22,081	15,227

Total current assets	689,460	379,511
Long-term investments	22,299	45,626
Property, plant and equipment, net	1,590,756	1,492,830
Goodwill	382,112	342,829
Intangible assets, net	54,619	50,918
Deferred tax assets, net	43,332	65,228
Other assets	60,787	57,794

Total assets	$2,843,365	$2,434,736

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$88,454	$74,317
Accrued property, plant and equipment	59,773	89,518
Current portion of capital lease and other financing obligations	6,036	4,499
Current portion of mortgage and loans payable	52,113	52,054
Current portion of convertible debt	—	19,150
Other current liabilities	46,259	50,455

Total current liabilities	252,635	289,993
Capital lease and other financing obligations, less current portion	138,532	133,031
Mortgage and loans payable, less current portion	372,491	386,446
Convertible debt, less current portion	883,131	608,510
Other liabilities	103,954	100,095

Total liabilities	1,750,743	1,518,075

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock	39	38
Additional paid-in capital	1,608,618	1,524,834
Accumulated other comprehensive loss	(93,521)	(152,800)
Accumulated deficit	(422,514)	(455,411)

Total stockholders’ equity	1,092,622	916,661

Total liabilities and stockholders’ equity	$2,843,365	$2,434,736

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008 As Adjusted (Note 2)	2009	2008 As Adjusted (Note 2)
	(unaudited)
Revenues	$213,168	$172,044	$412,399	$330,262

Costs and operating expenses:
Cost of revenues	118,534	102,039	230,339	196,548
Sales and marketing	16,369	15,290	30,772	30,641
General and administrative	37,456	41,445	72,606	75,821
Restructuring charges	(220)	—	(6,053)	—

Total costs and operating expenses	172,139	158,774	327,664	303,010

Income from operations	41,029	13,270	84,735	27,252

Interest income	680	2,411	1,596	5,852
Interest expense	(15,912)	(14,313)	(29,363)	(29,508)
Other-than-temporary impairment loss on investments	—	—	(2,687)	—
Other income (expense)	2,610	(918)	1,191	1,122

Income before income taxes	28,407	450	55,472	4,718

Income tax benefit (expense)	(10,967)	258	(22,575)	(213)

Net income	$17,440	$708	$32,897	$4,505

Earnings per share:
Basic earnings per share	$0.46	$0.02	$0.87	$0.12

Weighted-average shares	38,152	36,964	38,007	36,827

Diluted earnings per share	$0.44	$0.02	$0.84	$0.12

Weighted-average shares	39,318	37,968	39,008	37,718

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2009	2008 As Adjusted (Note 2)
	(unaudited)
Cash flows from operating activities:
Net income	$32,897	$4,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83,921	70,261
Stock-based compensation	24,997	29,389
Restructuring charges	(6,053)	—
Amortization of intangible assets	2,646	3,546
Amortization of debt issuance costs and debt discount	5,714	5,672
Accretion of asset retirement obligation and accrued restructuring charges	536	825
Realized net losses on investments	2,670	—
Other items	1,155	(740)
Changes in operating assets and liabilities:
Accounts receivable	(1,026)	(1,531)
Deferred tax assets, net	16,939	—
Other assets	(13,445)	719
Accounts payable and accrued expenses	12,965	5,537
Other liabilities	1,527	9,759

Net cash provided by operating activities	165,443	127,942

Cash flows from investing activities:
Purchases of investments	(149,763)	(167,175)
Sales of investments	20,754	13,676
Maturities of investments	16,472	74,568
Purchase of Virtu, net of cash acquired	—	(23,241)
Purchases of other property, plant and equipment	(151,785)	(210,101)
Accrued property, plant and equipment	(27,822)	(26,241)
Purchase of restricted cash	(893)	(14,234)
Release of restricted cash	11,013	333
Other investing activities	79	—

Net cash used in investing activities	(281,945)	(352,415)

Cash flows from financing activities:
Proceeds from employee equity awards	8,954	19,238
Proceeds from convertible debt	373,750	—
Proceeds from loans payable	744	77,525
Repayment of capital lease and other financing obligations	(2,338)	(1,918)
Repayment of mortgage and loans payable	(23,522)	(7,422)
Capped call costs	(49,664)	—
Convertible debt issuance costs	(9,956)	—
Other financing activities	(252)	(901)

Net cash provided by financing activities	297,716	86,522

Effect of foreign currency exchange rates on cash and cash equivalents	3,796	(1,555)

Net increase (decrease) in cash and cash equivalents	185,010	(139,506)
Cash and cash equivalents at beginning of period	220,207	290,633

Cash and cash equivalents at end of period	$405,217	$151,127

Supplemental cash flow information:
Cash paid for taxes	$1,220	$336

Cash paid for interest	$27,034	$26,495

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. (‘‘Equinix’’ or the ‘‘Company’’) and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The condensed consolidated balance sheet data at December 31, 2008 has been derived from audited consolidated financial statements at that date. The consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (‘‘SEC’’), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Equinix’s Form 8-K as filed with the SEC on June 8, 2009. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

As a result of the adoption of FSP APB 14-1 (see “2.50% Convertible Subordinated Notes” in Note 8) and FSP EITF 03-6-1 (see “Earnings per Share” below), the Company adjusted comparative condensed consolidated statements of operations and statements of cash flows previously issued to reflect changes in accounting principles (see Note 2).

Reclassification

Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the condensed consolidated financial statement presentation as of and for the three months ended June 30, 2009.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator:
Numerator for basic earnings per share	$17,440	$708	$32,897	$4,505

Effect of assumed conversion of convertible debt:
Interest expense, net of tax	—	—	22	—

Numerator for diluted earnings per share	$17,440	$708	$32,919	$4,505

Denominator:
Weighted-average shares	38,152	36,964	38,007	36,827

Effect of dilutive securities:
Convertible subordinated debentures	367	—	426	—
Employee equity awards	799	1,004	575	891

Total dilutive potential shares	1,166	1,004	1,001	891

Denominator for diluted earnings per share	39,318	37,968	39,008	37,718

Earnings per share:
Basic	$0.46	$0.02	$0.87	$0.12

Diluted	$0.44	$0.02	$0.84	$0.12

The following table sets forth weighted-average outstanding potential shares of common stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Shares reserved for conversion of convertible subordinated debentures	—	816	—	816
Shares reserved for conversion of 2.50% convertible subordinated notes	2,232	2,232	2,232	2,232
Shares reserved for conversion of 3.00% convertible subordinated notes	2,945	2,945	2,945	2,945
Shares reserved for conversion of 4.75% convertible subordinated notes	1,072	—	539	—
Common stock warrants	1	1	1	1
Common stock related to employee equity awards	1,192	1,151	2,028	1,376

	7,442	7,145	7,745	7,370

Income Taxes

The Company’s effective tax rates were 40.7% and 4.5% for the six months ended June 30, 2009 and 2008, respectively. The effective tax rate for the six months ended June 30, 2009 is substantially higher than the effective tax rate for the same period of 2008, as well as the effective tax rate for the full financial year of 2008, primarily as a result of the Company’s domestic operations no longer carrying a valuation allowance against the net deferred tax assets of those operations which achieved sufficient profitability in the fourth quarter of 2008.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of the adoption of SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) on January 1, 2009, the Company’s tax provision will be reduced in future periods to the extent that the Company has not recognized the deferred tax assets associated with any subsidiaries acquired in previous business combinations for which goodwill exists. The recognition of such deferred tax assets in the periods subsequent to the adoption of SFAS 141(R) will benefit the Company’s consolidated statements of operations at the time such recognition occurs.

Interest Charges

The following table sets forth total interest cost incurred and total interest cost capitalized for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest expense	$15,912	$14,313	$29,363	$29,508
Interest capitalized	3,810	2,681	7,769	4,667

Interest charges incurred	$19,722	$16,994	$37,132	$34,175

Fair Value of Financial Instruments

In April 2009, the Company adopted FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) for its interim period ended June 30, 2009. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments as defined by SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”), for interim reporting periods of publicly traded companies as well as in annual financial statements.

The carrying value amounts of many of the Company’s financial instruments, including cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable and accrued expenses and accrued property, plant and equipment approximate their fair value due primarily to the short-term maturity of the related instruments. The fair value of the Company’s convertible debt, which is traded in the market, is based on quoted market prices. The fair value of the Company’s mortgage and loans payable, which are not traded in the market, is estimated by considering the Company’s credit rating, current rates available to the Company for debt of the same remaining maturities and the terms of the debt.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the estimated fair values of the Company’s convertible debt and mortgage and loans payable as of (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Debt:
Convertible subordinated debentures	$—	$—	$19,150	$19,290
2.50% convertible subordinated notes	217,635	206,906	212,524	128,552
3.00% convertible subordinated notes	395,986	322,644	395,986	251,451
4.75% convertible subordinated notes	269,510	274,612	—	—

	$883,131	$804,162	$627,660	$399,293

Mortgage and Loans Payable:
Mortgage payable	$93,075	$95,674	$94,362	$80,221
Chicago IBX financing	109,991	109,706	109,991	103,184
Asia-Pacific financing	76,848	71,556	87,009	77,382
European financing	133,986	112,259	130,981	96,853
Other note payable	4,925	4,925	9,672	9,672
Netherlands financing	5,779	5,427	6,485	6,485

	$424,604	$399,547	$438,500	$373,797

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

The following table presents, by operating expense category, stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for all outstanding equity awards (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Cost of revenues	$1,458	$1,208	$2,552	$2,178
Sales and marketing	2,838	2,753	5,018	5,054
General and administrative	9,163	13,087	17,427	22,157

	$13,459	$17,048	$24,997	$29,389

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 during the three months ended June 30, 2009 and evaluated subsequent events through the issuance date of the financial statements. SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification™ to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168,

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Company expects to adopt SFAS 168 during the three months ended September 30, 2009 and is currently evaluating the impact that this adoption will have on its consolidated financial statements.

2. Changes in Accounting Principle

The Company followed the guidance on a change of accounting principle under SFAS No. 154, “Accounting Changes and Error Corrections” to reflect the impact of the adoption of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) (see “2.50% Convertible Subordinated Notes” in Note 8), which was effective January 1, 2009 (the adoption of FSP EITF 03-6-1 had an insignificant impact, see Note 1). As a result of these adoptions, the Company adjusted comparative condensed consolidated financial statements of prior periods in this Quarterly Report on Form 10-Q.

The following condensed consolidated statement of operations for the three and six months ended June 30, 2008 and condensed consolidated statement of cash flows for the six months ended June 30, 2008 were affected by the changes in accounting principle:

Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2008
	As Originally Reported	As Adjusted	Effect of Change
Revenues	$172,044	$172,044	$—

Costs and operating expenses:
Cost of revenues	102,008	102,039	31
Sales and marketing	15,290	15,290	—
General and administrative	41,445	41,445	—

Total costs and operating expenses	158,743	158,774	31

Income from operations	13,301	13,270	(31)
Interest income	2,411	2,411	—
Interest expense	(12,823)	(14,313)	(1,490)
Other income (expense)	(918)	(918)	—

Income before income taxes	1,971	450	(1,521)

Income tax benefit	258	258	—

Net income	$2,229	$708	$(1,521)

Earnings per share:
Basic earnings per share	$0.06	$0.02	$(0.04)

Diluted earnings per share	$0.06	$0.02	$(0.04)

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 30, 2008
	As Originally Reported	As Adjusted	Effect of Change
Revenues	$330,262	$330,262	$—

Costs and operating expenses:
Cost of revenues	196,494	196,548	54
Sales and marketing	30,641	30,641	—
General and administrative	75,821	75,821	—

Total costs and operating expenses	302,956	303,010	54

Income from operations	27,306	27,252	(54)
Interest income	5,852	5,852	—
Interest expense	(26,417)	(29,508)	(3,091)
Other income (expense)	1,122	1,122	—

Income before income taxes	7,863	4,718	(3,145)

Income tax expense	(213)	(213)	—

Net income	$7,650	$4,505	$(3,145)

Earnings per share:
Basic earnings per share	$0.21	$0.12	$(0.09)

Diluted earnings per share	$0.20	$0.12	$(0.08)

As a result of the Company’s adoption of FSP APB 14-1, the most significant impact to the Company’s financial results for the three and six months ended June 30, 2009 was an increase to interest expense of $2,510,000 and $4,939,000, respectively.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2008
	As Originally Reported	As Adjusted	Effect of Change
Cash flows from operating activities:
Net income	$7,650	$4,505	$(3,145)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	70,207	70,261	54
Stock-based compensation	29,389	29,389	—
Amortization of intangibles	3,546	3,546	—
Amortization of debt issuance costs and debt discount	2,581	5,672	3,091
Accretion of asset retirement obligation and accrued restructuring charges	825	825	—
Other items	(740)	(740)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,531)	(1,531)	—
Other assets	719	719	—
Accounts payable and accrued expenses	5,537	5,537	—
Accrued restructuring charges	(1,440)	(1,440)	—
Other liabilities	11,199	11,199	—

Net cash provided by operating activities	127,942	127,942	—

Net cash used in investing activities	(352,415)	(352,415)	—

Net cash provided by financing activities	86,522	86,522	—

Effect of foreign currency exchange rates on cash and cash equivalents	(1,555)	(1,555)	—

Net decrease in cash and cash equivalents	(139,506)	(139,506)	—

Cash and cash equivalents at beginning of period	290,633	290,633	—

Cash and cash equivalents at end of period	$151,127	$151,127	$—

3. IBX Acquisitions and Expansions

London IBX Expansion Project

In October 2008, an indirect wholly-owned subsidiary of the Company entered into an agreement for lease for property and a warehouse building to be constructed for the Company in the London, England metro area (the “Agreement for Lease”). The Agreement for Lease provides for the completion of a warehouse building within a specified time and the entry into a definitive lease (the “Lease”) upon its completion. The Lease will have a term of 20 years, with the Company’s option to terminate after 15 years upon six months’ prior notice, and a total cumulative rent obligation of approximately $40,996,000 (using the exchange rate as of June 30, 2009) over the first 15 years of the Lease. On the fifteenth anniversary of the Lease, the rent can be reviewed and adjusted to market rents, as set out in the Lease. The Company expects to enter into the Lease in approximately January 2010. In January 2009, the landlord commenced construction of the building that the Company will ultimately lease. Pursuant to the provisions of EITF 97-10, “The Effect of Lessee Involvement in Asset Construction” and EITF 96-21, “Implementation Issues in Accounting for Leasing Transactions Involving Special-Purpose Entities”, the Company is considered the owner of the building during the construction phase. As a result, the Company will be recording a building asset during the construction period and a related financing liability (the “London IBX Building Financing”), while the underlying land will be considered an operating lease. The building is expected to be completed in December 2009. In connection with the London IBX Building Financing, the Company recorded a building asset and a corresponding financing obligation liability totaling approximately $7,624,000 (using the exchange rate as of June 30, 2009), representing the estimated percentage-of-completion of the building as of June 30, 2009.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Fair Value Measurements

In April 2009, the Company adopted FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”) for its interim period ended June 30, 2009. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This adoption did not have any significant impact on the Company’s consolidated financial statements.

The Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2009 were as follows (in thousands):

	Fair value at June 30, 2009	Fair value measurement using
		Level 1	Level 2	Level 3
Assets:
U.S. Government and Agency obligations	$446,096	$—	$446,096	$—
Money markets	124,281	124,281	—	—
Reserve	897	—	—	897
Corporate bonds	20,982	—	20,982	—
Asset-backed securities	9,950	—	9,950	—
Other securities	1,164	—	1,164	—
Derivative assets (1)	1,744	—	1,744	—

	$605,114	$124,281	$479,936	$897

Liabilities:
Derivative liabilities (2)	(11,831)	—	(11,831)	—

	$(11,831)	$—	$(11,831)	$—

(1)	Included in the condensed consolidated balance sheets within other current assets.
(2)	Included in the condensed consolidated balance sheets within other current liabilities and other liabilities.

The following table provides a summary of the activities of the Company’s Level 3 financial assets measured at fair value for the six months ended June 30, 2009 (in thousands):

Balance at December 31, 2008	$9,250
Other-than-temporary impairment loss on investments (1)	(2,687)
Settlements	(5,666)

Balance at June 30, 2009	$897

(1) Included in the condensed consolidated statements of operations.

In January 2009, the Company adopted SFAS 157 for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. These include:

•	Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent reporting periods;

•	Reporting units and nonfinancial assets and nonfinancial liabilities measured at fair value for goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”;

•	Indefinite-lived intangible assets measured at fair value for impairment assessment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”;

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	Nonfinancial long-lived assets or asset groups measured at fair value for impairment assessment or disposal under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets;

•	Asset retirement obligations initially measured at fair value under SFAS No. 143, “Accounting for Asset Retirement Obligations” ; and

•	Nonfinancial liabilities associated with exit or disposal activities initially measured at fair value under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

During the three and six months ended June 30, 2009, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.

During the three and six months ended June 30, 2009, there were no impairment charges recorded in connection with the Company’s goodwill and long-lived assets. The Company performs impairment tests for its goodwill at least annually (or whenever events or circumstances indicate a triggering event has occurred indicating that the carrying amount of the asset may not be recoverable). Goodwill attributed to the Company’s Europe reporting unit is scheduled to be tested for impairment in the third quarter of 2009 and its Asia-Pacific reporting unit in the fourth quarter of 2009. The Company performs impairment tests for its long-lived assets other than goodwill whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the three and six months ended June 30, 2009, the Company recorded new asset retirement obligations and recorded a reduction to its restructuring charge; however, the amounts for both of these items were not significant.

5. Derivatives and Hedging Activities

The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), and other related pronouncements for its derivative and hedging activities.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2009, the Company had a total of six outstanding interest rate swap instruments with expiration dates ranging from August 2009 to May 2011 as follows (in thousands):

	Notional Amount	Fair Value (1)	Loss (2)
Liabilities:
European Financing interest rate swaps	$108,372	$(6,124)	$(6,062)
Chicago IBX Financing interest rate swap	105,000	(4,137)	(4,137)

	$213,372	$(10,261)	$(10,200)

(1)	Included in the condensed consolidated balance sheets within other current liabilities and other liabilities.
(2)	Included in the condensed consolidated balance sheets within accumulated other comprehensive income (loss).

As of June 30, 2008, the Company had the same six interest rate swaps in place as follows (in thousands):

	Notional Amount	Fair Value (1)	Gain (Loss) (2)
Assets:
European Financing interest rate swaps	$127,192	$1,574	$1,316
Liabilities:
Chicago IBX Financing interest rate swap	105,000	(77)	(77)

	$232,192	$1,497	$1,239

(1)	Included in the condensed consolidated balance sheets within other assets or other liabilities.
(2)	Included in the condensed consolidated balance sheets within accumulated other comprehensive income (loss).

The Company designated all existing interest rate swaps as highly effective hedge relationships at achieving offsetting changes in cash flows as of June 30, 2009 and 2008 with an insignificant amount of ineffectiveness recorded in interest expense on the accompanying condensed consolidated statements of operations.

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

The Company has not designated the foreign currency forward contracts as hedging instruments under SFAS 133. Gains and losses on these contracts are included in other income (expense), net, along with those foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward contracts. The Company entered into various foreign currency forward contracts during the three and six months ended June 30, 2009. As of June 30, 2009, the Company had gross assets totaling $2,097,000 and gross liabilities totaling $1,923,000 representing the fair values of these foreign currency forward contracts. The Company records its foreign currency forward contracts within other current assets and other current liabilities. During the three and six months ended June 30, 2009, the Company recognized a net loss of $1,535,000 and $1,359,000, respectively, in connection with its foreign currency forward contracts, which is reflected in other income (expense) on the accompanying statement of operations. During the three and six months ended June 30, 2008, the Company recognized a net gain of $237,000 in connection with its foreign currency forward contracts, which is reflected in other income (expense) on the accompanying statement of operations.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Related Party Transactions

The Company has several significant stockholders and other related parties that are also customers and/or vendors. For the three and six months ended June 30, 2009, revenues recognized from related parties were $5,843,000 and $11,654,000, respectively. For the three and six months ended June 30, 2008, revenues recognized from related parties were $5,505,000 and $7,604,000, respectively. As of June 30, 2009 and 2008, accounts receivable with these related parties were $4,199,000 and $4,653,000, respectively. For the three and six months ended June 30, 2009, costs and services procured from related parties were $153,000 and $299,000, respectively. For the three and six months ended June 30, 2008, costs and services procured from related parties were $760,000 and $1,515,000, respectively. As of June 30, 2009 and 2008, accounts payable with these related parties were $33,000 and $115,000, respectively.

7. Balance Sheet Components

Cash, Cash Equivalents and Short-Term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following as of (in thousands):

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Agency obligations	$445,921	$184	$(9)	$446,096
Money markets	124,281	—	—	124,281
Reserve	897	—	—	897
Corporate bonds	20,739	270	(27)	20,982
Asset-backed securities	9,816	150	(16)	9,950
Other securities	1,154	10	—	1,164

Total available-for-sale securities	602,808	614	(52)	603,370
Less amounts classified as cash and cash equivalents	(405,221)	—	4	(405,217)

Total securities classified as investments	197,587	614	(48)	198,153
Less amounts classified as short-term investments	(175,713)	(174)	33	(175,854)

Total market value of long-term investments	$21,874	$440	$(15)	$22,299

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Agency obligations	$130,672	$344	$(14)	$131,002
Money markets	112,208	—	—	112,208
Reserve	9,250	—	—	9,250
Corporate bonds	35,046	35	(546)	34,535
Asset-backed securities	17,970	53	(299)	17,724
Certificates of deposits	2,000	5	—	2,005
Other securities	1,199	22	—	1,221

Total available-for-sale securities	308,345	459	(859)	307,945
Less amounts classified as cash and cash equivalents	(220,207)	—	—	(220,207)

Total securities classified as investments	88,138	459	(859)	87,738
Less amounts classified as short-term investments	(42,132)	(135)	155	(42,112)

Total long-term investments	$46,006	$324	$(704)	$45,626

As of June 30, 2009 and December 31, 2008, cash equivalents included investments which were readily convertible to cash and had maturity dates of 90 days or less. The maturities of securities classified as short-term investments were one year or less as of June 30, 2009 and December 31, 2008. The maturities of securities classified as long-term investments were greater than one year and less than three years as of June 30, 2009 and December 31, 2008.

In April 2009, the Company adopted FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”) for its interim period ended June 30, 2009. As a result of this adoption, the Company reclassified a previously-recorded other-than-temporary impairment loss of $2,687,000 in connection with its investment in the Reserve Primary Fund (the “Reserve”) from other income (expense), net, to other-than-temporary impairment loss on investments in the Company’s accompanying condensed consolidated statements of operations for the six months ended June 30, 2009. There were no other-than-temporary impairments recorded in other comprehensive income (loss).

During the six months ended June 30, 2009, the Company received additional distributions of $5,666,000 from the Reserve. During the six months ended June 30, 2009, the Company recorded an additional $2,687,000 of other-than-temporary impairment loss in connection with its investments in the Reserve, which is included in the Company’s accompanying condensed consolidated statements of operations. As of June 30, 2009, funds held by the Reserve with a fair value totaling $897,000 remained outstanding and are classified as a short-term investment on the Company’s accompanying condensed consolidated balance sheets. This classification is based on the Company’s assessment of each of the individual securities which make up the underlying portfolio holdings in the Reserve, which primarily consisted of commercial paper, certificates of deposits and discount notes. While the Company expects to receive substantially all of its current holdings in the Reserve within the next nine months, it is possible the Company may encounter difficulties in receiving distributions given the current credit market conditions. If market conditions were to deteriorate even further such that the current fair value was not achievable, or if the Reserve is delayed in its ability to accurately complete their account reconciliations, the Company could realize additional losses in its holdings with the Reserve and distributions could be further delayed. A number of litigation claims have been filed against the Reserve’s management which could potentially delay the timing and amount of the final distributions of the fund. If the litigation were to continue for an extended period of time it is possible that the Reserve management’s cost of defending these claims could also reduce the final amount of distribution to the Company.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the fair value and gross unrealized losses related to 18 available-for-sale securities with an aggregate cost basis of $316,389,000, aggregated by type of investment and length of time that individual securities have been in continuous unrealized loss position, as of June 30, 2009 (in thousands):

	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or more
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Government and Agency obligations	$310,750	$(9)	$—	$—
Corporate bonds	3,742	(27)	—	—
Asset-backed securities	1,897	(16)	—	—

	$316,389	$(52)	$—	$—

While the Company does not believe it holds investments that are other-than-temporarily impaired, other than its investment in the Reserve, and believes that the Company’s investments will mature at par, as of June 30, 2009, the Company’s investments are subject to the currently adverse market conditions, which include constraints related to liquidity. If market conditions continue to deteriorate and liquidity constraints become even more pronounced, the Company could sustain other-than-temporary impairments to its investment portfolio which could result in additional losses being recorded. In addition, securities markets could become inactive which could affect the liquidity of the Company’s investments. As securities mature, the Company has reinvested the proceeds in U.S. government securities, such as Treasury bills and Treasury notes, of a short-term duration and lower yield in order to meet its liquidity requirements in this current market environment. As a result, the Company expects interest income to remain at low levels in future periods.

Accounts Receivable

Accounts receivables, net, consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Accounts receivable	$125,836	$119,030
Unearned revenue	(56,304)	(50,964)
Allowance for doubtful accounts	(2,220)	(2,037)

	$67,312	$66,029

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Current Assets

Other current assets consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Prepaid expenses	$11,584	$9,550
Taxes receivable	7,248	3,434
Foreign currency forward contract receivable	1,744	377
Debt issuance costs, net	—	18
Other current assets	1,505	1,848

	$22,081	$15,227

Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
IBX plant and machinery	$777,399	$651,820
Leasehold improvements	520,238	472,872
Site improvements	222,525	217,200
Buildings	203,980	196,009
IBX equipment	156,528	147,832
Computer equipment and software	77,056	74,179
Land	49,640	48,950
Furniture and fixtures	10,356	9,866
Construction in progress	263,297	277,208

	2,281,019	2,095,936
Less accumulated depreciation	(690,263)	(603,106)

	$1,590,756	$1,492,830

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $79,805,000 and $80,239,000 at June 30, 2009 and December 31, 2008, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $13,118,000 and $9,814,000 as of June 30, 2009 and 2008, respectively.

As of June 30, 2009 and December 31, 2008, the Company had accrued property, plant and equipment expenditures of $59,773,000 and $89,518,000, respectively. The Company’s planned capital expenditures during the remainder of 2009 in connection with recently acquired IBX properties and expansion efforts are substantial. For further information, refer to “Other Purchase Commitments” in Note 9.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Goodwill:
Europe	$364,176	$324,674
Asia-Pacific	17,936	18,155

	382,112	342,829
Other intangibles:
Intangible asset – customer contracts	64,652	58,605
Intangible asset – leases	4,748	4,349
Intangible asset – others	1,616	755

	71,016	63,709
Accumulated amortization	(16,397)	(12,791)

	54,619	50,918

	$436,731	$393,747

The Company’s goodwill and intangible assets in Europe, denominated in British pounds and Euros, and goodwill in Asia-Pacific, denominated in Singapore dollars, are subject to foreign currency fluctuations. The changes in goodwill balances noted above are due to foreign exchange rate changes. The Company’s foreign currency translation gains and losses, including those related to goodwill and other intangibles, are a component of other comprehensive income (loss).

For the three and six months ended June 30, 2009, the Company recorded amortization expense of $1,370,000 and $2,646,000, respectively, associated with its other intangible assets. For the three and six months ended June 30, 2008, the Company recorded amortization expense of $1,771,000 and $3,546,000, respectively, associated with its other intangible assets. Estimated future amortization expense related to these intangibles is as follows (in thousands):

Year ending:
2009 (six months remaining)	$2,907
2010	5,889
2011	5,793
2012	5,777
2013	5,777
2014 and thereafter	28,476

Total	$54,619

Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Deposits	$29,634	$21,485
Debt issuance costs, net	21,421	16,216
Restricted cash	4,905	14,934
Prepaid expenses	3,675	3,874
Other assets	1,152	1,285

	$60,787	$57,794

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Accounts payable	$16,565	$18,325
Accrued compensation and benefits	23,573	22,135
Accrued taxes	17,594	8,640
Accrued utilities and security	14,442	10,327
Accrued interest	6,416	5,962
Accrued professional fees	2,530	2,741
Accrued other	7,334	6,187

	$88,454	$74,317

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Deferred installation revenue	$24,570	$22,769
Deferred tax liabilities	7,342	7,342
Customer deposits	6,028	5,913
Deferred recurring revenue	3,917	4,434
Accrued restructuring charges	1,832	6,023
Foreign currency forward contract payable	1,570	2,072
Deferred rent	296	495
Interest rate swap payable	115	271
Other current liabilities	589	1,136

	$46,259	$50,455

Other Liabilities

Other liabilities consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Deferred rent, non-current	$30,392	$28,146
Deferred tax liabilities	13,005	16,531
Deferred installation revenue, non-current	19,000	12,083
Asset retirement obligations	13,117	12,264
Interest rate swap payable, non-current	10,146	10,631
Customer deposits, non-current	7,102	6,108
Deferred recurring revenue, non-current	5,397	6,180
Accrued restructuring charges, non-current	4,728	7,288
Other liabilities	1,067	864

	$103,954	$100,095

The Company currently leases the majority of its IBX centers and certain equipment under non-cancelable operating lease agreements expiring through 2029. The IBX center lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated rent expense abatement periods to better match the phased build-out of its centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Debt Facilities and Other Financing Obligations

4.75% Convertible Subordinated Notes

In June 2009, the Company issued $373,750,000 aggregate principal amount of 4.75% Convertible Subordinated Notes due June 15, 2016 (the “4.75% Convertible Subordinated Notes”). Interest is payable semi-annually on June 15 and December 15 of each year, beginning December 15, 2009.

The 4.75% Convertible Subordinated Notes are governed by an Indenture dated as of June 12, 2009, between the Company, as issuer, and U.S. Bank National Association, as trustee (the “4.75% Convertible Subordinated Notes Indenture”). The 4.75% Convertible Subordinated Notes Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company. The 4.75% Convertible Subordinated Notes are unsecured and rank junior in right of payment to the Company’s existing or future senior debt and equal in right of payment to the Company’s existing and future subordinated debt.

Upon conversion, holders will receive, at the Company’s election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. However, the Company may at any time irrevocably elect for the remaining term of the 4.75% Convertible Subordinated Notes to satisfy its obligation in cash up to 100% of the principal amount of the 4.75% Convertible Subordinated Notes, with any remaining amount to be satisfied, at the Company’s election, in shares of its common stock or a combination of cash and shares of its common stock.

The initial conversion rate is 11.8599 shares of common stock per $1,000 principal amount of 4.75% Convertible Subordinated Notes, subject to adjustment. This represents an initial conversion price of approximately $84.32 per share of common stock. Holders of the 4.75% Convertible Subordinated Notes may convert their notes at any time prior to the close of business on the business day immediately preceding the maturity date under the following circumstances:

•

during any fiscal quarter (and only during that fiscal quarter) ending after September 30, 2009, if the sale price of the Company’s common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than 130% of the conversion price per share of common stock on such last trading day, which was $109.62 per share as of June 30, 2009 (the “Stock Price Condition Conversion Clause”);

•

subject to certain exceptions, during the five business day period following any 10 consecutive trading day period in which the trading price of the 4.75% Convertible Subordinated Notes for each day of such period was less than 98% of the product of the sale price of the Company’s common stock and the conversion rate (the “4.75% Convertible Subordinated Notes Parity Provision Clause”);

•

upon the occurrence of specified corporate transactions described in the 4.75% Convertible Subordinated Notes Indenture, such as a consolidation, merger or binding share exchange in which the Company’s common stock would be converted into cash or property other than securities (the “Corporate Action Provision Clause”); or

•	at any time on or after March 15, 2016.

Upon conversion, if the Company elected to pay a sufficiently large portion of the conversion obligation in cash, additional consideration beyond the $373,750,000 of gross proceeds received would be required. As of June 30, 2009, the 4.75% Convertible Subordinated Notes were convertible into 4,432,638 shares of the Company’s common stock.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The conversion rates may be adjusted upon the occurrence of certain events, including for any cash dividend, but they will not be adjusted for accrued and unpaid interest. Holders of the 4.75% Convertible Subordinated Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited.

The Company does not have the right to redeem the 4.75% Convertible Subordinated Notes at its option. Holders of the 4.75% Convertible Subordinated Notes have the right to require the Company to purchase with cash all or a portion of the 4.75% Convertible Subordinated Notes upon the occurrence of a fundamental change, such as a change of control at a purchase price equal to 100% of the principal amount of the 4.75% Convertible Subordinated Notes plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase. Following certain corporate transactions that constitute a change of control, the Company will increase the conversion rate for a holder who elects to convert the 4.75% Convertible Subordinated Notes in connection with such change of control in certain circumstances.

Under FSP APB 14-1, the Company separated the 4.75% Convertible Subordinated Notes into a liability component and an equity component. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds ascribed to the 4.75% Convertible Subordinated Notes as a whole. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Common Stock” (“EITF 00-19”) and EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).

Issuance and transaction costs incurred at the time of the issuance of the 4.75% Convertible Subordinated Notes with third parties are allocated to the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. Debt issuance costs related to the 4.75% Convertible Subordinated Notes, net of amortization, were $7,149,000 as of June 30, 2009 and equity issuance costs were $2,807,000. Additionally, the Company recorded a deferred tax liability of $21,998,000 in connection with the 4.75% Convertible Subordinated Notes and the Capped Call (see below). The 4.75% Convertible Subordinated Notes consisted of the following (in thousands):

June 30, 2009
Equity component (1)	$104,794

Liability component :
Principal	$373,750
Less: debt discount, net (2)	(104,240)

Net carrying amount	$269,510

(1)    Included in the condensed consolidated balance sheets within additional paid-in capital.

(2)    Included in the condensed consolidated balance sheets within convertible debt and is amortized over the remaining life of the 4.75% Convertible Subordinated Notes.

As of June 30, 2009, the remaining life of the 4.75% Convertible Subordinated Notes was 7.0 years.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth total interest expense recognized related to the 4.75% Convertible Subordinated Notes (in thousands):

Three months ended June 30, 2009
Contractual interest expense	$937
Amortization of debt issuance costs	54
Amortization of debt discount	554

$1,545

Effective interest rate of the liability component	10.88%

To minimize the impact of potential dilution upon conversion of the 4.75% Convertible Subordinated Notes, the Company entered into capped call transactions (“the Capped Call”) separate from the issuance of the 4.75% Convertible Subordinated Notes and paid a premium of $49,664,000 for the Capped Call. The Capped Call covers a total of approximately 4,432,638 shares of the Company’s common stock, subject to adjustment. Under the Capped Call, the Company effectively raised the conversion price of the 4.75% Convertible Subordinated Notes from $84.32 to $114.82. Depending upon the Company’s stock price at the time the 4.75% Convertible Subordinated Notes are converted, the Capped Call will return up to 1,177,456 shares of the Company’s common stock to the Company; however, the Company will receive no benefit from the Capped Call if the Company’s stock price is $84.32 or lower at the time of conversion and will receive less shares for share prices in excess of $114.82 at the time of conversion than it would have received at a share price of $114.82 (the Company’s benefit from the Capped Call is capped at $114.82 and no additional benefit is received beyond this price). In connection with the Capped Call, the Company recorded a $19,000 derivative loss in its statement of operations for the three months ended June 30, 2009, and the remaining $49,645,000 was recorded in additional paid-in capital pursuant to EITF 00-19 and EITF 07-5.

2.50% Convertible Subordinated Notes

In January 2009, the Company adopted FSP APB 14-1. FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company’s 2.50% Convertible Subordinated Notes fall within the scope of FSP APB 14-1 due to the Company’s ability to elect to repay the 2.50% Convertible Subordinated Notes in cash. FSP APB 14-1 did not impact the Company’s other convertible debt instruments that were outstanding as of January 1, 2009. FSP APB 14-1 was applied retrospectively. As a result, the Company adjusted its previously issued comparative condensed consolidated financial statements (see Note 2).

In March 2007, the Company issued $250,000,000 aggregate principal amount of 2.50% Convertible Subordinated Notes due April 15, 2012 (the “2.50% Convertible Subordinated Notes”). Interest is payable semi-annually on April 15 and October 15 of each year, and commenced October 15, 2007. Upon conversion, holders will receive, at the Company’s election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. However, the Company may at any time irrevocably elect for the remaining term of the 2.50% Convertible Subordinated Notes to satisfy its obligation in cash up to 100% of the principal amount of the 2.50% Convertible Subordinated Notes converted, with any remaining amount to be satisfied, at the Company’s election, in shares of its common stock or a combination of cash and shares of its common stock. The 2.50% Convertible Subordinated Notes have an initial conversion rate of 8.9259 shares of common stock per $1,000 principal amount of 2.50% Convertible Subordinated Notes, subject to adjustment. This represents an initial conversion price of approximately $112.03 per share of common stock. As of June 30, 2009, the 2.50% Convertible Subordinated Notes were convertible into 2,231,475 shares of the Company’s common stock.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has determined that the embedded conversion option in the 2.50% Convertible Subordinated Notes is not required to be separately accounted for as a derivative under SFAS 133. Under FSP APB 14-1, the Company separated the 2.50% Convertible Subordinated Notes into a liability component and an equity component. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds ascribed to the 2.50% Convertible Subordinated Notes as a whole. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in EITF 00-19.

Issuance and transaction costs incurred at the time of the issuance of the 2.50% Convertible Subordinated Notes with third parties are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The 2.50% Convertible Subordinated Notes consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Equity component (1)	$53,991	$53,991

Liability component :
Principal	$250,000	$250,000
Less: debt discount, net (2)	(32,365)	(37,476)

Net carrying amount	$217,635	$212,524

(1)	Included in the condensed consolidated balance sheets within additional paid-in capital.
(2)	Included in the condensed consolidated balance sheets within convertible debt and is amortized over the remaining life of the 2.50% Convertible Subordinated Notes.

As of June 30, 2009, the remaining life of the 2.50% Convertible Subordinated Notes was 2.79 years.

The following table sets forth total interest expense recognized related to the 2.50% Convertible Subordinated Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Contractual interest expense	$1,563	$1,563	$3,125	$3,125
Amortization of debt issuance costs	311	313	623	627
Amortization of debt discount	2,595	2,406	5,110	4,736

	$4,469	$4,282	$8,858	$8,488

Effective interest rate of the liability component	8.37%	8.37%	8.37%	8.37%

Bank of America Revolving Credit Line

In February 2009, the Company and one of its wholly-owned subsidiaries, as co-borrower, entered into a $25,000,000 one-year revolving credit facility with Bank of America (the “Bank of America Revolving Credit Line”). The Bank of America Revolving Credit Line will be used primarily to fund the Company’s working capital and to enable the Company to issue letters of credit. The effect of issuing letters of credit under the Bank of America Revolving Credit Line will be to reduce the amount available for borrowing under the Bank of America Revolving Credit Line. The Company may borrow, repay and reborrow under the Bank of America Revolving Credit Line at either the prime rate or at a borrowing margin

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of 2.75% over one, three or six month LIBOR, subject to a minimum borrowing cost of 3.00%. The Bank of America Revolving Credit Line contains three financial covenants, which the Company must comply with quarterly, consisting of a tangible net worth ratio, a debt service ratio and a senior leverage ratio and is collateralized by the Company’s domestic accounts receivable balances. As of June 30, 2009, the Company was in compliance with all financial covenants in connection with the Bank of America Revolving Credit Line. The Bank of America Revolving Credit Line is available for renewal subject to mutual agreement by both parties. During the six months ended June 30, 2009, the Company issued six irrevocable letters of credit totaling $11,392,000 under the Bank of America Revolving Credit Line, which resulted in the release of restricted cash (see “Other Assets” in Note 7). As a result, the amount available to borrow was $13,608,000 as of June 30, 2009.

Convertible Subordinated Debentures

In June 2009, the Company entered into agreements with the holders of the remaining $19,150,000 of the Convertible Subordinated Debentures to exchange an aggregate of 484,809 newly issued shares of the Company’s common stock to settle the Convertible Subordinated Debentures. The number of shares of common stock issued equals the amount issuable upon conversion of the Convertible Subordinated Debentures in accordance with their original terms. As of June 30, 2009, there were no Convertible Subordinated Debentures outstanding.

Netherlands Financing

In June 2009, the Company’s wholly-owned subsidiary in the Netherlands amended senior credit facilities totaling approximately 5,500,000 Euros (“the Netherlands Financing”), which were assumed as a result of the Virtu Acquisition, by entering into a 7,000,000 Euro term loan to replace the previously outstanding senior credit facilities. The Netherlands Financing contains several financial covenants, which the Company must comply with annually, is guaranteed by the Company and is collateralized by substantially all of the Company’s operations in the Netherlands. The Netherlands Financing has a final maturity date of June 30, 2016 with repayment to occur over the remaining seven years in 28 equal quarterly installments starting September 30, 2009. The Netherlands Financing bears interest at a floating rate (three month EURIBOR plus 3.60% per annum). As of June 30, 2009, a total of $5,779,000 was outstanding under the Netherlands Financing.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities

Combined aggregate maturities for the Company’s various debt facilities and other financing obligations as of June 30, 2009 were as follows (in thousands):

	Convertible debt (1)	Mortgage and loans payable (1)		Capital lease and other financing obligations (2)	Total
2009 (six months remaining)	$—	$26,747		$8,249	$34,996
2010	—	50,769		16,623	67,392
2011	—	48,917		18,558	67,475
2012	250,000	139,551	(3)	18,418	407,969
2013	—	29,919		18,506	48,425
2014 and thereafter	769,736	128,701		176,559	1,074,996

	1,019,736	424,604		256,913	1,701,253
Less amount representing interest	—	—		(132,251)	(132,251)
Less amount representing debt discount	(136,605)	—		—	(136,605)
Less amount representing remaining estimated building costs	—	—		(8,561)	(8,561)
Plus amount representing residual property value	—	—		28,467	28,467

	883,131	424,604		144,568	1,452,303
Less current portion of principal	—	(52,113)		(6,036)	(58,149)

	$883,131	$372,491		$138,532	$1,394,154

(1)	Represents principal only.
(2)	Represents principal and interest in accordance with minimum lease payments.
(3)	The loan payable under the Chicago IBX Financing has an initial maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. The Company intends to exercise such extensions.

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

At the court’s request, Plaintiffs selected six “focus” cases, which do not include the Company. The court indicated that its decisions in the six focus cases are intended to provide strong guidance for the parties in the remaining cases. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, the plaintiffs moved to certify a class in these six cases. On November 14, 2007, the defendants in the six focus cases filed motions to dismiss the amended complaints. On March 26, 2008, the court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of plaintiffs, plaintiffs’ motion for class certification was withdrawn, without prejudice. On April 3, 2009, the plaintiffs submitted to the court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, which includes the Company, the underwriter defendants in the Company’s class action lawsuit, and the plaintiff class in the Company’s class action lawsuit. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. On June 11, 2009, the court issued an order preliminarily approving the proposed stipulation and agreement of settlement among the parties and certifying settlement classes. The settlement is subject to termination by the parties under certain circumstances and final approval by the Court. There is no assurance that the court will grant final approval.

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

The Company believes that while an unfavorable outcome to these litigations is reasonably possible, a range of potential loss cannot be determined at this time. As a result, the Company has not accrued for any amounts in connection with these legal matters as of June 30, 2009. The Company and its officers and directors intend to continue to defend the actions vigorously.

Other Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of June 30, 2009, the Company was contractually committed for $62,204,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of June 30, 2009, such as commitments to purchase power in select locations, primarily in the U.S., Australia, Germany, Singapore and the United Kingdom, through the remainder of 2009 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2009 and thereafter. Such other miscellaneous purchase commitments totaled $70,512,000 as of June 30, 2009.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Other Comprehensive Income and Loss

The components of other comprehensive income are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income	$17,440	$708	$32,897	$4,505
Unrealized gain (loss) on available for sale securities, net of tax of $118, $0, $406 and $0, respectively	163	(443)	557	(247)
Unrealized gain on interest rate swaps, net of tax of $517, $0, $371 and $0, respectively	713	1,239	439	1,239
Foreign currency translation gain	73,075	3,265	58,283	6,736

Comprehensive income	$91,391	$4,769	$92,176	$12,233

During the three months ended June 30, 2009, the U.S. dollar weakened relative to certain of the currencies of the foreign countries in which the Company operates. This has significantly impacted the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain), as well as its consolidated results of operations as amounts in foreign currencies are generally translating into more U.S. dollars.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company provides the following segment disclosures as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Total revenues:
United States	$129,746	$107,247	$254,640	$206,443
Europe	55,056	44,193	102,856	85,042
Asia-Pacific	28,366	20,604	54,903	38,777

	$213,168	$172,044	$412,399	$330,262

Total depreciation and amortization:
United States	$26,995	$24,276	$52,844	$47,143
Europe	11,203	9,665	20,768	18,721
Asia-Pacific	6,693	4,384	12,955	7,943

	$44,891	$38,325	$86,567	$73,807

Income (loss) from operations:
United States	$28,748	$15,279	$62,689	$28,534
Europe	7,887	(3,147)	13,313	(3,095)
Asia-Pacific	4,394	1,138	8,733	1,813

	$41,029	$13,270	$84,735	$27,252

Capital expenditures:
United States	$30,565	$33,803	$70,351	$92,881
Europe	22,418	22,600	46,514	98,250	(1)
Asia-Pacific	23,833	28,055	34,920	42,211

	$76,816	$84,458	$151,785	$233,342

(1)	Includes the purchase price for the Virtu Acquisition, net of cash acquired, which totaled $23,241,000.

The Company’s long-lived assets are located in the following geographic areas as of (in thousands):

	June 30, 2009	December 31, 2008
United States	$1,063,848	$1,043,504
Europe	362,609	309,655
Asia-Pacific	164,299	139,671

	$1,590,756	$1,492,830

Revenue information on a services basis is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Colocation	$171,809	$132,974	$330,258	$254,323
Interconnection	25,897	23,392	51,094	45,540
Managed infrastructure	7,368	6,833	14,745	13,333
Rental	239	196	503	558

Recurring revenues	205,313	163,395	396,600	313,754
Non-recurring revenues	7,855	8,649	15,799	16,508

	$213,168	$172,044	$412,399	$330,262

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

No single customer accounted for 10% or greater of the Company’s revenues for the three and six months ended June 30, 2009 and 2008. No single customer accounted for 10% or greater of the Company’s gross accounts receivable as of June 30, 2009 and December 31, 2008.

12. Restructuring Charges

In February 2009, the Company decided to utilize space it previously abandoned in order to expand its original Los Angeles IBX center. Accordingly, the Company reversed $5,833,000 of accrued restructuring charges associated with the Los Angeles lease during the three months ended March 31, 2009. The Company’s excess space in the New York metro area remains abandoned and continues to be an accrued restructuring charge. During the three months ended June 30, 2009, the Company recorded a reduction to the restructuring charge of $220,000 in connection with its excess space in the New York metro area as a result of revised sublease assumptions.

A summary of the movement in the 2004 accrued restructuring charges from December 31, 2008 to June 30, 2009 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2008	Accretion expense	Restructuring charge adjustment	Cash payments	Accrued restructuring charge as of June 30, 2009
Estimated lease exit costs	$13,311	$241	$(6,053)	$(939)	$6,560

	13,311	$241	$(6,053)	$(939)	6,560

Less current portion	(6,023)				(1,832)

	$7,288				$4,728

As the Company currently has no plans to enter into a lease termination with the landlord associated with the excess space lease in the New York metro area, the Company has reflected its accrued restructuring liability as both a current and non-current liability. The Company reports accrued restructuring charges within other current liabilities and other liabilities on the accompanying condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008. The Company is contractually committed to this excess space lease through 2015.

13. Subsequent Events

In July 2009, a wholly-owned subsidiary of the Company entered into a lease agreement for data center space in Chicago, Illinois. The lease agreement has a fixed term of 12 years, with options to extend for up to an additional 15 years, in five-year increments, and a total rent obligation of approximately $91,112,000 over the lease term, which does not include any rent obligation for the extension periods.

In July 2009, a wholly-owned subsidiary of the Company acquired all of the issued and outstanding shares of Upminster GmbH (“Upminster”), a company which owns a data center and the real estate on which it is situated in Frankfurt, Germany, which is not currently operational, for a cash payment of approximately 20,048,000 million Euros or approximately $28,133,000 (the “Upminster Acquisition”), excluding closing costs and subject to adjustment as outlined in the Share Purchase Agreement. The combined company will operate under the Equinix name. The Company intends to further invest up to approximately $10,000,000 to complete the first phase of the data center to make it operational. The Company will have the option to build out a second and final phase of this data center at a later date. The Upminster Acquisition will be accounted for using the purchase method of accounting in accordance with SFAS No. 141(R), “Business Combinations.”

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has evaluated subsequent events through July 29, 2009, which is the date the financial statements were issued, and determined that there are no subsequent events that would impact the Company’s condensed consolidated financial statements for the quarterly period ended June 30, 2009.

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

In January 2009, we adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) and FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). As a result, we adjusted our previously issued comparative condensed consolidated financial statements. See Note 2 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Overview

Equinix provides network-neutral colocation, interconnection and managed services to global enterprises, content providers, financial companies and the world’s largest network service providers. As of June 30, 2009, we operated IBX centers in the Chicago, Dallas, Los Angeles, New York, Silicon Valley and Washington, D.C. metro areas in the United States, France, Germany, the Netherlands, Switzerland and the United Kingdom in the Europe region, and Australia, Hong Kong, Japan and Singapore in the Asia-Pacific region. In February 2008, we acquired Virtu Secure Webservices B.V., or Virtu, based in the Netherlands to supplement our European operations. We refer to this transaction as the Virtu acquisition.

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

Our customer count increased to 2,430 as of June 30, 2009 versus 2,090 as of June 30, 2008, an increase of 16%. Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available taking into account power limitations. Our utilization rate increased to 83% as of June 30, 2009 versus approximately 76% as of June 30, 2008; however, excluding the impact of our IBX center expansion projects that have opened during the last 12 months, our utilization rate would have been approximately 88% as of June 30, 2009. Our utilization rate varies from market to market among our IBX centers across the U.S., Europe and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX centers to support power and cooling needs twice that of previous IBX centers. We could face power limitations in our centers even though we may have additional physical cabinet capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service offerings. As was the case with our recent expansions and acquisitions, our expansion criteria will be dependent on a number of factors such as demand from new and existing customers, quality of the design, power capacity, access to networks, capacity availability in the current market location, amount of incremental investment required by us in the targeted property, lead-time to break-even and in-place customers. Like our recent expansions and acquisitions, the right combination of these factors may be attractive to us. Depending on the circumstances, these transactions may require additional capital expenditures funded by upfront cash payments or through long-term financing arrangements in order to bring these properties up to Equinix standards. Property expansion may be in the form of purchases of real property, long-term leasing arrangements or acquisitions. Future purchases, construction or acquisitions may be completed by us or with partners or potential customers to minimize the outlay of cash, which can be significant.

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

Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services that we perform. These services are considered to be non-recurring as they are billed typically once and upon completion of the installation or professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. However, revenues from installation services are deferred and recognized ratably over the longer of the term of the related contract or expected life of the services. As a percentage of total revenues, we expect non-recurring revenues to represent less than 10% of total revenues for the foreseeable future.

Our U.S. revenues are derived primarily from colocation and interconnection services while our Europe and Asia-Pacific revenues are derived primarily from colocation and managed infrastructure services.

The largest components of our cost of revenues are depreciation, rental payments related to our leased IBX centers, utility costs, including electricity and bandwidth, IBX center employees’ salaries and benefits, including stock-based compensation, repairs and maintenance, supplies and equipment and security services. A substantial majority of our cost of revenues is fixed in nature and should not vary significantly from period to period, unless we expand our existing IBX centers or open new IBX centers. However, there are certain costs which are considered more variable in nature, including utilities and supplies, that are directly related to growth in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will increase in the future on a per-unit or fixed basis in addition to the variable increase related to the growth of consumption by the customer. In addition, the cost of electricity is generally higher in the summer months as compared to other times of the year.

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

Three Months Ended June 30, 2009 and 2008

Revenues. Our revenues for the three months ended June 30, 2009 and 2008 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three months ended June 30,				Change
	2009	%	2008	%	$	%
U.S:
Recurring revenues	$126,933	60%	$103,779	60%	$23,154	22%
Non-recurring revenues	2,813	1%	3,468	2%	(655)	(19)%

	129,746	61%	107,247	62%	22,499	21%

Europe:
Recurring revenues	51,427	24%	40,958	24%	10,469	26%
Non-recurring revenues	3,629	2%	3,235	2%	394	12%

	55,056	26%	44,193	26%	10,863	25%

Asia-Pacific:
Recurring revenues	26,953	12%	18,658	11%	8,295	44%
Non-recurring revenues	1,413	1%	1,946	1%	(533)	(27)%

	28,366	13%	20,604	12%	7,762	38%

Total:
Recurring revenues	205,313	96%	163,395	95%	41,918	26%
Non-recurring revenues	7,855	4%	8,649	5%	(794)	(9)%

	$213,168	100%	$172,044	100%	$41,124	24%

U.S. Revenues. The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers, as well as selective price increases in each of our IBX markets. During the three months ended June 30, 2009, we recorded approximately $12.7 million of revenue generated from our recently-opened IBX centers or IBX center expansions in the New York, Silicon Valley and Washington, D.C. metro areas. We expect that our U.S. revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX centers and additional expansions currently taking place in the Chicago, Los Angeles and New York metro areas, all of which are expected to open during the remainder of 2009 and 2010.

Europe Revenues. Our revenues from the United Kingdom, the largest revenue contributor in the Europe region, represented approximately 37% and 39%, respectively, of the regional revenues for the three months ended June 30, 2009 and 2008. As in the U.S., Europe revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, which was primarily generated from our recently-opened IBX center expansions in the Amsterdam, Frankfurt, London and Paris metro areas. We expect that our Europe revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX center expansions and additional expansions currently taking place in the Frankfurt, London, Paris and Zurich metro areas, all of which are expected to open during the remainder of 2009 and the first half of 2010.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 36% of the regional revenues for both the three months ended June 30, 2009 and 2008. As in the U.S., Asia-Pacific revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers, as well as selective price increases in each of our IBX markets. During the three months ended June 30, 2009, we recorded approximately $6.0 million of revenue generated from our IBX center expansions in the Hong Kong, Singapore, Sydney and Tokyo metro areas. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX center expansions and additional expansion currently taking place in the Hong Kong and Singapore metro areas which are expected to open during the remainder of 2009.

Cost of Revenues. Our cost of revenues for the three months ended June 30, 2009 and 2008 were split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				Change
	2009	%	2008	%	$	%
U.S.	$66,667	56%	$57,019	56%	$9,648	17%
Europe	34,598	29%	31,660	31%	2,938	9%
Asia-Pacific	17,269	15%	13,360	13%	3,909	29%

Total	$118,534	100%	$102,039	100%	$16,495	16%

	Three months ended June 30,
	2009	2008
Cost of revenues as a percentage of revenues:
U.S.	51%	53%
Europe	63%	72%
Asia-Pacific	61%	65%
Total	56%	59%

U.S. Cost of Revenues. U.S. cost of revenues for the three months ended June 30, 2009 and 2008 included $25.3 million and $22.1 million, respectively, of depreciation expense. Growth in depreciation expense was due to our IBX center expansion activity. Excluding depreciation, the increase in U.S. cost of revenues was primarily due to overall growth related to our revenue growth and costs associated with our expansion projects, including an increase of $3.5 million in utility costs as a result of increased customer installations and an increase of $1.7 million in rent and facility costs. We anticipate that our U.S. cost of revenues will continue to increase in the foreseeable future to the extent that the occupancy levels in our U.S. IBX centers increase and as our recently-opened IBX centers or IBX center expansions commence operations more fully during the remainder of 2009 and from our additional expansion activity currently taking place in the Chicago, Los Angeles and New York metro areas. We expect U.S. cost of revenues to increase as we continue to grow our business.

Europe Cost of Revenues. Europe cost of revenues for the three months ended June 30, 2009 and 2008 included $9.6 million and $7.8 million, respectively, of depreciation expense. Growth in depreciation expense was due to our IBX center expansion activity. Excluding depreciation expense, our Europe cost of revenues did not change significantly. We expect Europe cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the three months ended June 30, 2009 and 2008 included $6.5 million and $4.3 million, respectively, of depreciation expense. Growth in depreciation expense was due to our IBX center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in connection with revenue growth, such as $1.2 million of higher utility costs arising from increased customer installations and revenues attributed to customer growth. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended June 30, 2009 and 2008 were split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				Change
	2009	%	2008	%	$	%
U.S.	$9,330	57%	$8,527	55%	$803	9%
Europe	4,728	29%	4,572	30%	156	3%
Asia-Pacific	2,311	14%	2,191	15%	120	5%

Total	$16,369	100%	$15,290	100%	$1,079	7%

	Three months ended June 30,
	2009	2008
Sales and marketing expenses as a percentage of revenues:
U.S.	7%	8%
Europe	9%	10%
Asia-Pacific	8%	11%
Total	8%	9%

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

General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2009 and 2008 were split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				Change
	2009	%	2008	%	$	%
U.S.	$25,221	67%	$26,422	64%	$(1,201)	(5)%
Europe	7,843	21%	11,108	27%	(3,265)	(29)%
Asia-Pacific	4,392	12%	3,915	9%	477	12%

Total	$37,456	100%	$41,445	100%	$(3,989)	(10)%

	Three months ended June 30,
	2009	2008
General and administrative expenses as a percentage of revenues:
U.S.	19%	25%
Europe	14%	25%
Asia-Pacific	15%	19%
Total	18%	24%

U.S. General and Administrative Expenses. Our U.S. general and administrative expenses did not change significantly. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect U.S. general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we expect them to decrease.

Europe General and Administrative Expenses. Our Europe general and administrative expenses for the three months ended June 30, 2009 and 2008 included $1.1 million and $4.5 million, respectively, of stock-based compensation expense. During the three months ended June 30, 2008, we recognized a $3.1 million one-time stock-based compensation charge due to equity award modifications related to the resignation of two senior officers in Europe. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our Europe general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth and in connection with various ongoing integration initiatives related to investments in systems and internal control compliance; however, as a percentage of revenues, we expect them to decrease.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to higher legal fees related to a legal matter. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we expect them to decrease.

Restructuring Charges. During the three months ended June 30, 2009, we recorded a reduction to restructuring charges of $220,000 from revised sublease assumptions on our excess space lease in the New York metro area. During the three months ended June 30, 2008 no restructuring charge was recorded.

Interest Income. Interest income decreased to $680,000 for the three months ended June 30, 2009 from $2.4 million for the three months ended June 30, 2008. Interest income decreased primarily due to lower yields on invested balances. The average yield for the three months ended June 30, 2009 was 0.48% versus 3.29% for the three months ended June 30, 2008. We expect our interest income to remain at these low levels for the foreseeable future due to low interest rates and as we continue to utilize our cash to finance our expansion activities.

Interest Expense. Interest expense increased to $15.9 million for the three months ended June 30, 2009 from $14.3 million for the three months ended June 30, 2008. The increase in interest expense was primarily due to higher loan balances as a result of loan drawdowns and new financings entered into during

2008 and 2009 consisting of (i) our $373.8 million 4.75% convertible subordinated notes offering in June 2009 and (ii) our Asia-Pacific financing, of which $76.8 million was outstanding as of June 30, 2009 with an approximate blended interest rate of 2.86% per annum as compared to $50.3 million outstanding as of June 30, 2008 with an approximate blended interest rate of 3.35% per annum. The increase was partially offset by higher capitalized interest expense, repayment of some loans and the partial conversions of our convertible subordinated debentures in November 2008 and June 2009. During the three months ended June 30, 2009 and 2008, we capitalized $3.8 million and $2.7 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we fully utilize or recognize the full impact of our existing financings, including the $373.8 million 4.75% convertible subordinated notes offering, and as we complete expansion efforts and cease to capitalize interest expense.

Other Income (Expense). For the three months ended June 30, 2009, we recorded $2.6 million of other income, primarily attributable to foreign currency exchange gains during the period. For the three months ended June 30, 2008, we recorded $918,000 of other expense, primarily attributable to foreign currency exchange losses during the period.

Income Taxes. For the three months ended June 30, 2009, we recorded $11.0 million of income tax expense. The tax expense recorded in the three months ended June 30, 2009 was a result of applying the annual effective tax rates estimated for the year to the operating results in the period. For the three months ended June 30, 2008, we recorded $258,000 of income tax benefit attributable to our foreign operations. Our effective tax rates were 38.61% and (57.3%) for the three months ended June 30, 2009 and 2008, respectively. The increase in our effective tax rate (which was an income tax benefit in the prior period versus income tax expense in the current period) is primarily a result of our domestic operations no longer carrying a valuation allowance against the net deferred tax assets of those operations which achieved sufficient profitability in the fourth quarter of 2008. We have not incurred any meaningful cash income tax expense since inception and we do not expect to incur any significant cash income tax expense during the remainder of 2009 because we still have a large amount of net operating loss carry-forwards in all of the jurisdictions in which we operate, which can be used to offset the taxable profit generated in 2009. The cash tax for 2009 is primarily for the U.S. Alternative Minimum Tax, the foreign income tax in the United Kingdom and the California state income tax as a result of the state temporarily suspending the utilization of net operating loss carry-forwards. Additionally, we may recognize income tax benefits attributable to certain of our foreign operations in future periods as a result of the release of our remaining valuation allowance.

Six Months Ended June 30, 2009 and 2008

Revenues. Our revenues for the six months ended June 30, 2009 and 2008 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Six months ended June 30,				Change
	2009	%	2008	%	$	%
U.S:
Recurring revenues	$248,183	60%	$198,897	60%	$49,286	25%
Non-recurring revenues	6,457	2%	7,546	2%	(1,089)	(14)%

	254,640	62%	206,443	62%	48,197	23%

Europe:
Recurring revenues	96,415	23%	79,191	24%	17,224	22%
Non-recurring revenues	6,441	1%	5,851	2%	590	10%

	102,856	24%	85,042	26%	17,814	21%

Asia-Pacific:
Recurring revenues	52,002	13%	35,666	11%	16,336	46%
Non-recurring revenues	2,901	1%	3,111	1%	(210)	(7)%

	54,903	14%	38,777	12%	16,126	42%

Total:
Recurring revenues	396,600	96%	313,754	95%	82,846	26%
Non-recurring revenues	15,799	4%	16,508	5%	(709)	(4)%

	$412,399	100%	$330,262	100%	$82,137	25%

U.S. Revenues. The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers, as well as selective price increases in each of our IBX markets. During the six months ended June 30, 2009, we recorded approximately $24.5 million of revenue generated from our recently-opened IBX centers or IBX center expansions in the New York, Silicon Valley and Washington, D.C. metro areas. We expect that our U.S. revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX centers and additional expansions currently taking place in the Chicago, Los Angeles and New York metro areas, all of which are expected to open during the remainder of 2009 and 2010.

Europe Revenues. Our revenues from the United Kingdom, the largest revenue contributor in the Europe region, represented approximately 37% and 39%, respectively, of the regional revenues for the six months ended June 30, 2009 and 2008. As in the U.S., Europe revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, which was primarily generated from our recently-opened IBX center expansions in the Amsterdam, Frankfurt, London and Paris metro areas. We expect that our Europe revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX center expansions and additional expansions currently taking place in the Amsterdam, Frankfurt, London, Paris and Zurich metro areas, all of which are expected to open during the remainder of 2009 and the first half of 2010.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 36% of the regional revenues for both the six months ended June 30, 2009 and 2008. As in the U.S., Asia-Pacific revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers, as well as selective price increases in each of our IBX markets. During the six months ended June 30, 2009, we recorded approximately $10.2 million of revenue generated from our IBX center expansions in the Hong Kong, Singapore, Sydney and Tokyo metro areas. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX center expansions and additional expansion currently taking place in the Hong Kong and Singapore metro areas which are expected to open during the remainder of 2009.

Cost of Revenues. Our cost of revenues for the six months ended June 30, 2009 and 2008 were split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				Change
	2009	%	2008	%	$	%
U.S.	$130,478	57%	$111,889	57%	$18,589	17%
Europe	66,440	28%	59,881	30%	6,559	11%
Asia-Pacific	33,421	15%	24,778	13%	8,643	35%

Total	$230,339	100%	$196,548	100%	$33,791	17%

	Six months ended June 30,
	2009	2008
Cost of revenues as a percentage of revenues:
U.S.	51%	54%
Europe	65%	70%
Asia-Pacific	61%	64%
Total	56%	60%

U.S. Cost of Revenues. U.S. cost of revenues for the six months ended June 30, 2009 and 2008 included $49.5 million and $42.7 million, respectively, of depreciation expense. Growth in depreciation expense was due to our IBX center expansion activity. Excluding depreciation, the increase in U.S. cost of revenues was primarily due to overall growth related to our revenue growth and costs associated with our expansion projects, including (i) an increase of $6.3 million in utility costs as a result of increased customer installations, (ii) an increase of $3.5 million in rent and facility costs and (iii) $2.5 million in higher compensation costs, primarily as a result of headcount growth (292 U.S. employees as of June 30, 2009 versus 265 as of June 30, 2008). We anticipate that our U.S. cost of revenues will continue to increase in the foreseeable future to the extent that the occupancy levels in our U.S. IBX centers increase and as our recently-opened IBX centers or IBX center expansions commence operations more fully during the remainder of 2009 and from our additional expansion activity currently taking place in the Chicago, Los Angeles and New York metro areas. We expect U.S. cost of revenues to increase as we continue to grow our business.

Europe Cost of Revenues. Europe cost of revenues for the six months ended June 30, 2009 and 2008 included $17.7 million and $14.8 million, respectively, of depreciation expense. Growth in depreciation expense was due to our IBX center expansion activity. Excluding depreciation expense, the increase in Europe cost of revenues was primarily due to the overall growth in the region throughout most cost categories. We expect Europe cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the six months ended June 30, 2009 and 2008 included $12.6 million and $7.7 million, respectively, of depreciation expense. Growth in depreciation expense was due to our IBX center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in connection with revenue growth, such as $2.4 million of higher utility costs arising from increased customer installations and revenues attributed to customer growth. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the six months ended June 30, 2009 and 2008 were split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				Change
	2009	%	2008	%	$	%
U.S.	$17,464	57%	$17,171	56%	$293	2%
Europe	8,662	28%	9,180	30%	(518)	(6)%
Asia-Pacific	4,646	15%	4,290	14%	356	8%

Total	$30,772	100%	$30,641	100%	$131	0%

	Six months ended June 30,
	2009	2008
Sales and marketing expenses as a percentage of revenues:
U.S.	7%	8%
Europe	8%	11%
Asia-Pacific	8%	11%
Total	7%	9%

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

General and Administrative Expenses. Our general and administrative expenses for the six months ended June 30, 2009 and 2008 were split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				Change
	2009	%	2008	%	$	%
U.S.	$50,062	69%	$48,849	64%	$1,213	2%
Europe	14,441	20%	19,076	25%	(4,635)	(24)%
Asia-Pacific	8,103	11%	7,896	11%	207	3%

Total	$72,606	100%	$75,821	100%	$(3,215)	(4)%

	Six months ended June 30,
	2009	2008
General and administrative expenses as a percentage of revenues:
U.S.	20%	24%
Europe	14%	22%
Asia-Pacific	15%	20%
Total	18%	23%

U.S. General and Administrative Expenses. Our U.S. general and administrative expenses did not change significantly. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect U.S. general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we expect them to decrease.

Europe General and Administrative Expenses. Our Europe general and administrative expenses for the six months ended June 30, 2009 and 2008 included $2.2 million and $6.0 million, respectively, of stock-based compensation expense. During the three months ended June 30, 2008, we recognized a $3.1 million one-time stock-based compensation charge due to equity award modifications related to the resignation of two senior officers in Europe. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our Europe general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth and in connection with various ongoing integration initiatives related to investments in systems and internal control compliance; however, as a percentage of revenues, we expect them to decrease.

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

Restructuring Charges. During the six months ended June 30, 2009, we recorded reductions of restructuring charges totaling $6.1 million, primarily due to a reversal of a restructuring charge accrual of $5.8 million for our excess space in the Los Angeles metro area as a result of our decision to utilize this space to expand our original Los Angeles IBX center. Our excess space lease in the New York metro area remains abandoned and continues to carry a restructuring charge. During the six months ended June 30, 2008 no restructuring charge was recorded.

Interest Income. Interest income decreased to $1.6 million for the six months ended June 30, 2009 from $5.9 million for the six months ended June 30, 2008. Interest income decreased primarily due to lower yields on invested balances. The average yield for the six months ended June 30, 2009 was 0.72% versus 3.06% for the six months ended June 30, 2008. We expect our interest income to remain at these low levels for the foreseeable future due to low interest rates and as we continue to utilize our cash to finance our expansion activities.

Interest Expense. Interest expense was $29.4 million and $29.5 million, respectively, for the six months ended June 30, 2009 and 2008. Going forward, we expect to incur higher interest expense as we fully utilize or recognize the full impact of our existing financings, including the $373.8 million 4.75% convertible subordinated notes offering, and as we complete expansion efforts and cease to capitalize interest expense.

Other-than-temporary impairment loss on investments. For the six months ended June 30, 2009, we recorded $2.7 million of other-than-temporary impairment loss on one of our money market accounts as more fully described in Note 7 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report. During the six months ended June 30, 2008, we did not record any other-than-temporary impairment loss on our investments.

Other Income (Expense). For the six months ended June 30, 2009 and 2008, we recorded $1.2 million and $1.1 million, respectively, of other income, primarily attributable to foreign currency exchange gains during the periods.

Income Taxes. For the six months ended June 30, 2009 and 2008, we recorded $22.6 million and $213,000, respectively, of income tax expense. The tax expense recorded in the six months ended June 30, 2009 was a result of applying the annual effective tax rates estimated for the year to the operating results in the period. The income tax expense recorded in the six months ended June 30, 2008 was attributable to our foreign operations. Our effective tax rates were 40.7% and 4.5% for the six months ended June 30, 2009 and 2008, respectively. The increase in our effective tax rate is primarily a result of our domestic operations no longer carrying a valuation allowance against the net deferred tax assets of those operations which achieved sufficient profitability in the fourth quarter of 2008. We have not incurred any meaningful cash income tax expense since inception and we do not expect to incur any significant cash income tax expense during the remainder of 2009 because we still have a large amount of net operating loss carry-forwards in all the jurisdictions in which we operate, which can be used to offset the taxable profit generated in 2009. The cash tax for 2009 is primarily for the U.S. Alternative Minimum Tax, the foreign income tax in the United Kingdom and the California state income tax as a result of the state temporarily suspending the utilization of net operating loss carry-forwards. Additionally, we may recognize income tax benefits attributable to certain of our foreign operations in future periods as a result of the release of our remaining valuation allowance.

Liquidity and Capital Resources

As of June 30, 2009, our total indebtedness was comprised of (i) convertible debt principal totaling $1.0 billion from our 2.50% convertible subordinated notes (gross of discount), our 3.00% convertible subordinated notes and our 4.75% convertible subordinated notes (gross of discount) and (ii) non-convertible debt and financing obligations totaling $569.2 million of principal from our Washington D.C. metro area IBX capital lease, San Jose IBX equipment and fiber financing, Chicago IBX equipment financing, Los Angeles IBX financing, Paris metro area IBX capital lease, Ashburn campus mortgage payable, Chicago IBX financing, Asia-Pacific financing, European financing, Netherlands financing and other financing obligations.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of our current portion of debt due, and to complete our publicly-announced expansion projects for at least the next 12 months. As of June 30, 2009, we had $603.4 million of cash, cash equivalents and short-term and long-term investments. If the current capital market conditions continue to deteriorate, we may suffer further losses on our investment portfolio, which could have a material adverse effect on our liquidity. Besides our investment portfolio and any financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a well diversified customer base with no concentration of credit risk with any single customer, we have a number of large customers in the financial services sector. Further, while we believe we have a strong customer base and have experienced strong collections in the past, if the current market conditions continue to deteriorate our customers may have difficulty paying us, we may experience increased churn in our customer base, and there may be reductions in their commitments to us, all of which could have a material adverse effect on our liquidity.

As of June 30, 2009, we had a total of approximately $20.9 million of additional liquidity available to us, which consists of (i) $3.3 million under the European financing for general working capital purposes, (ii) $13.6 million under the $25.0 million Bank of America revolving credit line and (iii) $4.0 million under the Netherlands financing. Our indebtedness as of June 30, 2009, as noted above, consisted of $569.2 million of non-convertible senior debt, of which $245.5 million of this amount was held by a single lender. Although these are committed facilities, most of which are fully drawn or utilized and for which we are amortizing debt repayments of either principal and/or interest only, and we are in full compliance with all covenants related to them effective June 30, 2009, deteriorating market and liquidity conditions may give rise to issues which may impact the lenders’ ability to hold these debt commitments to their full term.

While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and to complete our publicly-announced IBX expansion plans, we may pursue additional expansion opportunities, primarily the build-out of new IBX centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions. While we will be able to fund some of these expansion plans with our existing resources, additional financing, either debt or equity, may be required to pursue certain of these additional expansion plans. However, if current market conditions continue to persist, or deteriorate further, we may be unable to secure additional financing or any such additional financing may be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

Sources and Uses of Cash

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Net cash provided by operating activities	$165,443	$127,942
Net cash used in investing activities	(281,945)	(352,415)
Net cash provided by financing activities	297,716	86,522

Operating Activities. The increase in net cash provided by operating activities was primarily due to improved operating results as discussed above, strong collections of accounts receivable and management of vendor payments. We expect that we will continue to generate cash from our operating activities during the remainder of 2009 and beyond.

Investing Activities. The decrease in net cash used in investing activities was primarily due to lower capital expenditures. During the six months ended June 30, 2009 and 2008, these capital expenditures were $151.8 million and $210.1 million, respectively. We expect that our IBX expansion activity will be less than in 2008 as we carefully manage investing activities during the current economic environment.

Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2009 was primarily the result of $373.8 million in gross proceeds from our 4.75% convertible notes offering and proceeds from our employee equity awards, partially offset by repayments of our debt facilities and the costs of our capped call transactions entered into in connection with our $373.8 million 4.75% convertible subordinated notes offering in June 2009. Net cash provided by financing activities during the six months ended June 30, 2008 was primarily due to loan drawdowns for ongoing expansion projects. We expect that our financing activities will consist primarily of repayment of our debt during the remainder of 2009.

Debt Obligations

4.75% Convertible Subordinated Notes. In June 2009, we issued $373.8 million aggregate principal amount of 4.75% convertible subordinated notes due June 15, 2016. Interest is payable semi-annually on June 15 and December 15 of each year, beginning December 15, 2009. The initial conversion rate is 11.8599 shares of common stock per $1,000 principal amount of 4.75% convertible subordinated notes, subject to adjustment. This represents an initial conversion price of approximately $84.32 per share of common stock. Upon conversion, holders will receive, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. As of June 30, 2009, the 4.75% convertible subordinated notes were convertible into 4.4 million shares of our common stock.

Holders of the 4.75% convertible subordinated notes may convert their notes under certain defined circumstances, including during any fiscal quarter (and only during that fiscal quarter) ending after September 30, 2009, if the sale price of our common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than 130% of the conversion price per share of common stock on such last trading day, which was $109.62 per share as of June 30, 2009 or at any time on or after March 15, 2016.

Upon conversion, if we elected to pay a sufficiently large portion of the conversion obligation in cash, additional consideration beyond the $373.8 million of gross proceeds received would be required. However, to minimize the impact of potential dilution upon conversion of the 4.75% convertible subordinated notes, we entered into capped call transactions, which are referred to as the capped call, separate from the issuance of the 4.75% convertible subordinated notes, for which we paid a premium of $49.7 million. The capped call covers a total of approximately 4.4 million shares of our common stock, subject to adjustment. Under the capped call, we effectively raised the conversion price of the 4.75% convertible subordinated notes from $84.32 to $114.82. Depending upon our stock price at the time the 4.75% convertible subordinated notes are converted, the capped call will return up to 1.2 million shares of our common stock to us; however, we will receive no benefit from the capped call if our stock price is $84.32 or lower at the time of conversion and will receive less shares for share prices in excess of $114.82 at the time of conversion than we would have received at a share price of $114.82 (our benefit from the capped call is capped at $114.82 and no additional benefit is received beyond this price).

We do not have the right to redeem the 4.75% Convertible Subordinated Notes at our option.

2.50% Convertible Subordinated Notes. In January 2009, we adopted FSP APB 14-1. As a result, we have separately accounted for the liability and equity components of our 2.50% convertible subordinated notes. See “2.50% Convertible Subordinated Notes” in Note 8 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Convertible Subordinated Debentures. In June 2009, we entered into agreements with the holders of the remaining $19.2 million of these convertible subordinated debentures to exchange an aggregate of 484,809 newly issued shares of our common stock to settle the convertible subordinated debentures. The number of shares of common stock issued equals the amount issuable upon conversion of the convertible subordinated debentures in accordance with their original terms. As of June 30, 2009, there were no convertible subordinated debentures outstanding.

Netherlands Financing. In June 2009, our wholly-owned subsidiary in the Netherlands amended senior credit facilities totaling approximately 5.5 million Euros, which is referred to as the Netherlands financing, which was assumed as a result of the Virtu acquisition, by entering into a 7.0 million Euro term loan to replace the previously outstanding senior credit facilities. The Netherlands financing contains several financial covenants, which we must comply with annually, is guaranteed by us and is collateralized by substantially all of our operations in the Netherlands. The Netherlands financing has a final maturity date of June 30, 2016 with repayment to occur over the remaining seven years in 28 equal quarterly installments starting September 30, 2009. The Netherlands financing bears interest at a floating rate (three month EURIBOR plus 3.60% per annum). As of June 30, 2009, a total of $5.8 million was outstanding under the Netherlands financing.

$25.0 Million Bank of America Revolving Credit Line. In February 2009, we entered into a $25.0 million one-year revolving credit facility with Bank of America, which is referred to as the $25.0 million Bank of America revolving credit line. The $25.0 million Bank of America revolving credit line will be used primarily to fund our working capital and to enable us to issue letters of credit. The effect of issuing letters of credit under the $25.0 million Bank of America revolving credit line will be to reduce the amount available for borrowing under the $25.0 million Bank of America revolving credit line. We may borrow, repay and reborrow under the $25.0 million Bank of America revolving credit line at either the prime rate or at a borrowing margin of 2.75% over one, three or six month LIBOR, subject to a minimum borrowing cost of 3.00%. The $25.0 million Bank of America revolving credit line contains three financial covenants, which we must comply with quarterly, consisting of a tangible net worth ratio, a debt service ratio and a senior leverage ratio and is collateralized by our domestic accounts receivable balances. As of June 30, 2009, we were in compliance with all financial covenants in connection with the Bank of America Revolving Credit Line. The $25.0 million Bank of America revolving credit line is available for renewal subject to mutual agreement by both parties. During the six months ended June 30, 2009, we entered into six irrevocable letters of credit totaling $11.4 million under the $25.0 million Bank of America revolving credit line, which resulted in our release of restricted cash to unrestricted cash. As a result, the amount available to borrow was $13.6 million as of June 30, 2009.

Contractual Obligations and Off-Balance Sheet Arrangements

We lease a majority of our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2029. The following represents our debt maturities, financings, leases and other contractual commitments as of June 30, 2009 (in thousands):

	2009 (6 months)	2010	2011	2012		2013	2014 and thereafter	Total
Convertible debt (1)	$—	$—	$—	$250,000		$—	$769,736	$1,019,736
Chicago IBX financing (1)	—	—	—	109,991	(5)	—	—	109,991
Asia-Pacific financing (1)	15,376	30,752	26,892	3,828		—	—	76,848
European financing (1)	4,425	15,788	17,558	21,027		25,452	49,736	133,986
Netherlands financing (1)	702	1,403	1,403	1,403		868	—	5,779
Interest (2)	26,551	51,999	44,771	33,776		31,121	53,582	241,800
Mortgage payable (3)	5,082	10,164	10,164	10,164		10,165	123,339	169,078
Other note payable (3)	5,000	—	—	—		—	—	5,000
Capital lease and other financing obligations (3)	8,249	16,623	18,558	18,418		18,506	176,559	256,913
Operating leases under accrued restructuring charges (3)	1,202	2,193	2,266	2,455		2,470	3,946	14,532
Operating leases (4)	28,643	55,590	52,368	51,367		51,435	241,736	481,139
Other contractual commitments (4)	101,072	26,452	4,421	771		—	—	132,716

	$196,302	$210,964	$178,401	$503,200		$140,017	$1,418,634	$2,647,518

(1)	Represents principal only.
(2)	Represents interest on convertible debt, Chicago IBX financing, Asia-Pacific financing, European financing and Netherlands financing based on their approximate interest rates as of June 30, 2009.
(3)	Represents principal and interest.
(4)	Represents off-balance sheet arrangements. Other contractual commitments are described below.
(5)	The loan payable under the Chicago IBX financing has a maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. We intend to extend the maturity of the loan payable under the Chicago IBX financing.

In connection with six of our IBX leases, we entered into six irrevocable letters of credit totaling $11.4 million with Bank of America. These letters of credit were provided in lieu of cash deposits under the $25.0 million Bank of America revolving credit line and automatically renews in successive one-year periods until the final lease expiration date. If the landlord for this IBX lease decides to drawdown on this letter of credit, we will be required to fund this letter of credit either through cash collateral or borrowing under the $25.0 million Bank of America revolving credit line. This contingent commitment is not reflected in the table above.

Primarily as a result of our various IBX expansion projects, as of June 30, 2009, we were contractually committed for $62.2 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to complete construction and open these IBX centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2009 and 2010, is reflected in the table above as “other contractual commitments.”

We have other non-capital purchase commitments in place as of June 30, 2009, such as commitments to purchase power in select locations, primarily in the U.S., Australia, Germany, Singapore and the United Kingdom, through the remainder of 2009 and thereafter, and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during the remainder of 2009 and beyond. Such other purchase commitments as of June 30, 2009, which total $70.5 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $200.0 million to $250.0 million, in addition to the $62.2 million in contractual commitments discussed above as of June 30, 2009, in our various IBX expansion projects during the remainder of 2009 and 2010 in order to complete the work needed to open these IBX centers. These non-contractual capital expenditures are not reflected in the table above. If the current economic environment persists, we could delay these non-contractual capital expenditure commitments to preserve liquidity.

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

As more fully described in Cash, Cash Equivalents and Short-Term and Long-Term Investments in Note 7 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, during the six months ended June 30, 2009, we incurred an additional $2.7 million of other-than-temporary impairment loss from our investment portfolio (consisting of a single money market account) in the Reserve Primary Fund. We issued additional convertible debt in June 2009, the fair value of which is subject to interest rate risk. The fair value of our convertible debt is disclosed in Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. There have been no other significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the six months ended June 30, 2009 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

At the court’s request, Plaintiffs selected six “focus” cases, which do not include us. The court indicated that its decisions in the six focus cases are intended to provide strong guidance for the parties in the remaining cases. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, the plaintiffs moved to certify a class in these six cases. On November 14, 2007, the defendants in the six focus cases filed motions to dismiss the amended complaints. On March 26, 2008, the court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of plaintiffs, plaintiffs’ motion for class certification was withdrawn, without prejudice. On April 3, 2009, the plaintiffs submitted to the court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, which includes Equinix, the underwriter defendants in the Equinix class action lawsuit, and the plaintiff class in the Equinix class action lawsuit. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Equinix. On June 11, 2009, the court issued an order preliminarily approving the proposed stipulation and agreement of settlement among the parties and certifying settlement classes. The settlement is subject to termination by the parties under certain circumstances and final approval by the court. There is no assurance that the court will grant final approval.

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

We have a significant amount of debt. As of June 30, 2009, our total indebtedness was approximately $1.5 billion, our stockholders’ equity was $1.1 billion and our cash and investments totaled $603.4 million.

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

•	make it more difficult for us to satisfy our obligations under our various debt instruments;

•	increase our vulnerability to general adverse economic and industry conditions and adverse changes in governmental regulations;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry, which may place us at a competitive disadvantage compared with our competitors;

•	limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity, which would also limit our ability to further expand our business; and

•	make us more vulnerable to increases in interest rates because of the variable interest rates on some of our borrowings to the extent we have not effectively hedged such variable rate.

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

In addition, of our total indebtedness as of June 30, 2009, $569.2 million was non-convertible senior debt (of which $245.5 million was with a single lender). These are committed facilities, virtually all of which are fully drawn or advanced, for which we are amortizing debt repayments of either principal and/or interest only, and we were in compliance with the covenants related to this debt effective June 30, 2009. However, deteriorating market and liquidity conditions may give rise to issues which may impact the lenders’ ability to hold these debt commitments to maturity. Accordingly, these lenders of committed and drawn facilities may refuse to fund advances under the undrawn facilities or attempt to call outstanding amounts, even though no call provisions exist absent a default. Loss of these facilities would have an adverse effect on our liquidity.

We may also need to refinance a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of our existing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. These risks could materially adversely affect our financial condition, cash flows and results of operations.

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

The continued credit crisis and related turmoil in the global financial markets has had and may continue to have an impact on our business and our financial condition. For example, we are currently unable to access cash invested with the Reserve Primary Fund, a prime obligations money market fund that has suspended redemptions and is being liquidated. While we received periodic distributions from the Reserve during the fourth quarter of 2008 and the first quarter of 2009, the Reserve continues to hold a portion of our investment balance. We had invested approximately $50.9 million in this fund, wrote-off $4.2 million and had received redemptions of approximately $45.8 million as of June 30, 2009. The remaining balance still held at the Reserve had a fair value of $897,000 as of June 30, 2009. While we expect to receive substantially all of our remaining holdings in this fund within the next six months, we cannot predict when this will occur or the amount we will receive. Further, a number of litigation claims have been filed against the Reserve’s management which could potentially delay the timing and amount of the final distributions of the fund. If the litigation were to continue for an extended period of time it is possible that the Reserve management’s cost of defending these claims could also reduce the final amount of distribution to us. We do not believe that the current liquidity issues related to this fund will impact our ongoing business operations. However, if the current market conditions continue to deteriorate, we may suffer further losses on our investment portfolio, which could have a material adverse effect on our liquidity.

The global financial crisis could have a material adverse effect on our liquidity in other ways. Customer collections are our primary source of cash. While we believe we have a strong customer base and have experienced strong collections in the past, if the current market conditions continue to deteriorate, some of our customers may begin to have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us. For example, we have a number of large customers in the financial services sector which has been significantly impacted by the downturn. We may also be required to increase our allowance for doubtful accounts and our results would be negatively impacted. Our sales cycle could also be lengthened as customers slow spending, or delay decision-making, on our products and services, which could adversely affect our revenue growth. Finally, we could also experience pricing pressure as a result of economic conditions if our competitors lower prices and attempt to lure away our customers with lower cost solutions.

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

We may experience gains and losses resulting from fluctuations in foreign currency exchange rates. To date, the majority of our revenues and costs are denominated in U.S. dollars; however, the majority of revenues and costs in our international operations are denominated in foreign currencies. Where our prices are denominated in U.S. dollars, our sales could be adversely affected by declines in foreign currencies relative to the U.S. dollar, thereby making our products and services more expensive in local currencies. We are also exposed to risks resulting from fluctuations in foreign currency exchange rates in connection with our international expansions. To the extent we are paying contractors in foreign currencies, our expansions could cost more than anticipated as a result of declines in the U.S dollar relative to foreign currencies. In addition, fluctuating foreign currency exchange rates have a direct impact on how our international results of operations translate into U.S. dollars.

Although we have in the past, and may decide in the future, to undertake foreign exchange hedging transactions to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure. For example, while we hedge certain of our foreign currency assets and liabilities on our balance sheet, we do not hedge revenue. During fiscal 2007 and the first half of 2008, the U.S. dollar had been generally weaker relative to certain of the currencies of the foreign countries in which we operate. This overall weakness of the U.S. dollar had a positive impact on our consolidated results of operations because the foreign denominations translated into more U.S. dollars. However, during the second half of 2008 and through the first quarter of 2009, the U.S. dollar strengthened relative to certain of the currencies of the foreign countries in which we operate. This significantly impacted our consolidated financial position and results of operations as amounts in foreign currencies are generally translating into less U.S. dollars. During the three months ended June 30, 2009, the U.S. dollar weakened relative to certain of the currencies of the foreign countries in which we operate, which had a positive impact to our results of operations. Going forward, strengthening of the U.S. dollar would have a significant impact on our consolidated financial position and results of operations including the amount of revenue that we report in future periods. For additional information on foreign currency risk, refer to our discussion of foreign currency risk in “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report.

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

As of June 30, 2009 our accumulated deficit was $422.5 million. Although we generated net income during 2008, our first full year of net income since our inception, and during the first and second quarters of 2009, we are also currently investing heavily in our future growth through the build-out of several additional IBX centers and IBX center expansions. As a result, we will incur higher depreciation and other operating expenses, as well as interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial crisis may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX centers or IBX centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Over the last several years, we have completed several acquisitions (including our acquisitions of IXEurope plc in 2007 and Virtu Secure Webservices B.V. in 2008) and we may make additional acquisitions in the future. These acquisitions may include acquisitions of businesses, products, services or technologies that we believe to be complementary, as well as acquisitions of new IBX centers or real estate for development of new IBX centers. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to several potential risks, including:

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

While we may prefer to locate new IBX centers adjacent to our existing locations, we may be limited by the inventory and location of suitable properties, as well as by the need for adequate power and fiber to the site. In the event we decide to build new IBX centers separate from our existing IBX centers, we may provide services to interconnect these two centers. Should these services not provide the necessary reliability to sustain service, this could result in lower interconnection revenue and lower margins and could have a negative impact on customer retention over time.

Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.

Our business depends on providing customers with highly reliable service. We must protect our customers’ IBX infrastructure and their equipment located in our IBX centers. Furthermore, we continue to acquire IBX centers not built by us. If we discover that these IBX centers and their infrastructure assets are not in the condition we expected when they were acquired, we may be required to incur substantial additional costs to repair or upgrade the centers. The services we provide in each of our IBX centers are subject to failure resulting from numerous factors, including:

•	human error;

•	equipment failure;

•	physical, electronic and cybersecurity breaches;

•	fire, earthquake, flood, tornados and other natural disasters;

•	extreme temperatures;

•	water damage;

•	fiber cuts;

•	power loss;

•	terrorist acts;

•	sabotage and vandalism; and

•	failure of business partners who provide our resale products.

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

We are subject to various federal, state, local and foreign environmental and health and safety laws and regulations, including those relating to the generation, storage, handling and disposal of hazardous substances and wastes. Certain of these laws and regulations also impose joint and several liability, without regard to fault, for investigation and cleanup costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment.

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

In addition, we are subject to environmental, health and safety laws regulating air emissions, storm water management and other issues arising in our business. While these obligations do not normally impose material costs upon our operations, unexpected events, equipment malfunctions and human error, among other factors, can lead to violations of environmental laws, regulations or permits. Furthermore, environmental laws and regulations change frequently and may require additional investment to maintain compliance. Noncompliance with existing, or adoption of more stringent, environmental or health and safety laws and regulations or the discovery of previously unknown contamination could require us to incur costs or become the basis of new or increased liabilities that could be material.

Fossil fuel combustion creates greenhouse gas emissions that are linked to global climate change. Regulations to limit greenhouse gas emissions are in force in the European Union in an effort to prevent or reduce climate change. In the United States, federal legislative proposals are being actively considered that would, if adopted, implement some form of regulation or taxation to reduce or mitigate greenhouse gas emissions. In addition, it is possible that the U.S. Environmental Protection Agency (“EPA”) will use its existing authority under the Clean Air Act to regulate greenhouse gas emissions.

Several states within the United States have adopted laws intended to limit fossil fuel consumption and/or encourage renewable energy development for the same purpose. For example, California enacted AB-32, the Global Warming Solutions Act of 2006 (“GWSA”), prescribing a statewide cap on global warming pollution with a goal of reaching 1990 greenhouse gas emission levels by 2020 and 80% below 1990 levels by 2050 and establishing a mandatory emissions reporting program.

Federal, regional and state regulatory programs are still developing. In their final form, they may include a tax on carbon, a carbon “cap-and-trade” market, and/or other restrictions on carbon and greenhouse gas emissions. The area of greenhouse gas limitations and regulation is rapidly changing and will continue to change as additional legislation is considered and adopted, and regulations are finalized that implement existing law.

We do not anticipate that climate change-related laws and regulations would directly limit the emissions of greenhouse gases by our operations. We could, however, be directly subject to taxes, fees or costs, or could indirectly be required to reimburse electricity providers for such costs that would represent the amount of greenhouse gases we emit. The expected controls on greenhouse gas emissions are likely to increase the costs of electricity or fossil fuels, and these cost increases could materially increase our costs of operation or limit the availability of electricity or emergency generator fuels. To the extent any environmental laws enacted or regulations passed by the United States, or any domestic or foreign jurisdiction we perform business in, impose new or unexpected costs, our business, results of operations or financial condition may be adversely affected.

The market price of our stock may continue to be highly volatile, and the value of an investment in our common stock may decline.

Since January 1, 2008, the closing sale price of our common stock on the NASDAQ Global Select Market has ranged from $35.14 to $100.75 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. General economic and market conditions, and market conditions for telecommunications stocks in general, may affect the market price of our common stock.

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

Any of the foregoing factors, or other factors discussed elsewhere in this report, could have a material adverse effect on our business, results of operations and financial condition. Although we have experienced growth in revenues in recent quarters, this growth rate is not necessarily indicative of future operating results. Prior to 2008, we had generated net losses every fiscal year since inception. It is possible that we may not be able to generate net income on a quarterly or annual basis in the future. In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to lease and personnel expenses, depreciation and amortization and interest expenses. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. As such, comparisons to prior reporting periods should not be relied upon as indications of our future performance. In addition, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, we could experience an immediate and significant decline in the trading price of our stock.

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

For the years ended December 31, 2008, 2007 and 2006, we recognized 37%, 23% and 14%, respectively, of our revenues outside the U.S. For the six months ended June 30, 2009, we recognized 38% of our revenues outside the U.S.

To date, the network neutrality of our IBX centers and the variety of networks available to our customers has often been a competitive advantage for us. In certain of our acquired IBX centers in the Asia-Pacific region the limited number of carriers available reduces that advantage. As a result, we may need to adapt our key revenue-generating services and pricing to be competitive in those markets. In addition, we are currently undergoing expansions or evaluating expansion opportunities in Europe and in the Asia-Pacific region. Undertaking and managing expansions in foreign jurisdictions may present unanticipated challenges to us.

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

We agreed to a covenant in connection with our combination with i-STT Pte Ltd and Pihana Pacific, Inc. in 2002 (which we refer to as the FIRPTA covenant) that we would use all commercially reasonable efforts to ensure that, at all times from and after the closing of the combination, none of our capital stock issued to STT Communications would constitute “United States real property interests” within the meaning of Section 897(c) of the Code. Under Section 897(c) of the Code, our capital stock issued to STT Communications would generally constitute “United States real property interests” at such point in time that the fair market value of the “United States real property interests” owned by us equals or exceeds 50% of the sum of the aggregate fair market values of (a) our “United States real property interests,” (b) our interests in real property located outside the United States and (c) any other assets held by us which are used or held for use in our trade or business. Currently, the fair market value of our “United States real property interests” is significantly below the 50% threshold. However, in order to ensure compliance with the FIRPTA covenant, we may be limited with respect to the business opportunities we may pursue, particularly if the business opportunities would increase the amounts of “United States real property interests” owned by us or decrease the amount of other assets owned by us. In addition, we may take proactive steps to avoid our capital stock being deemed a “United States real property interest,” including, but not limited to, (a) a sale-leaseback transaction with respect to some or all of our real property interests, or (b) the formation of a holding company organized under the laws of the Republic of Singapore which would issue shares of its capital stock in exchange for all of our outstanding stock (which would require the submission of that transaction to our stockholders for their approval and the consummation of that exchange). We will take these actions only if such actions are commercially reasonable for our stockholders and us. We have entered into an agreement with STT Communications and its affiliate pursuant to which we will no longer be bound by the FIRPTA covenant as of September 30, 2009. If we were to breach this covenant, we may be liable for damages to STT Communications.

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

Certain of our stockholders each hold voting control over greater than 10% of our outstanding common stock. In addition, these stockholders are not prohibited from buying shares of our stock in public or private transactions. As a result, each of these stockholders is able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could prevent or delay a third party from acquiring or merging with us.

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

A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate either our proprietary information or the personal information of our customers, or cause interruptions or malfunctions in our operations. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security. As techniques used to breach security change frequently, and are generally not recognized until launched against a target, we may not be able to implement security measures in a timely manner or, if and when implemented, we may not be certain whether these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and operating results.

A small number of customers account for a significant portion of our revenues, and the loss of any of these customers could significantly harm our business, financial condition and results of operations.

While no single customer accounted for 10% or more of our revenues for the six months ended June 30, 2009 and 2008, our top 10 customers accounted for approximately 20% of our revenues during these periods. We expect that a small percentage of our customers will continue to account for a significant portion of our revenues for the foreseeable future. We cannot guarantee that we will retain these customers or that they will maintain their commitments in our IBX centers at current levels. If we lose any of these key customers, or if any of them decide to reduce the level of their commitment to us, our business, financial condition and results of operations could be adversely affected.

We resell products and services of third parties that may require us to pay for such products and services even if our customers fail to pay us for them, which may have a negative impact on our operating results.

In order to provide resale services such as bandwidth, managed services and other network management services, we contract with third-party service providers. These services require us to enter into fixed term contracts for services with third-party suppliers of products and services. If we experience the loss of a customer who has purchased a resale product, we may remain obligated to continue to pay our suppliers for the term of the underlying contracts. The payment of these obligations without a corresponding payment from customers will reduce our financial resources and may have a material adverse effect on our operating and financial results and cash flows.

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

Landlords/REITS may enjoy a cost effective advantage in providing services similar to those provided by our IBX centers, and in addition to the risk of losing customers to these parties, this could also reduce the amount of space available to us for expansion in the future. Competitors may operate more successfully or form alliances to acquire significant market share. Furthermore, enterprises that have already invested substantial resources in outsourcing arrangements may be reluctant or slow to replace, limit or compete with their existing systems by becoming a customer. Customers may also decide it is cost-effective for them to build out their own data centers, which could have a negative impact on our results of operations. In addition, other companies may be able to attract the same potential customers that we are targeting. Once customers are located in competitors’ facilities, it may be extremely difficult to convince them to relocate to our IBX centers.

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

While we own certain of our IBX centers, others are leased under long-term arrangements with lease terms expiring at various dates ranging from 2009 to 2029. These leased centers have all been subject to significant development by us in order to convert them from, in most cases, vacant buildings or warehouses into IBX centers. All of our IBX center leases have renewal options available to us. However, these renewal options provide for rent set at then-prevailing market rates. To the extent that then-prevailing market rates are higher than present rates, these higher costs may adversely impact our business and results of operations.

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

On October 10, 2008, at the request of plaintiffs, plaintiffs’ motion for class certification was withdrawn, without prejudice. On April 3, 2009, the plaintiffs submitted to the court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, which includes Equinix, the underwriter defendants in the Equinix class action lawsuit, and the plaintiff class in the Equinix class action lawsuit. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Equinix. The settlement is subject to termination by the parties under certain circumstances and final approval by the court. On June 11, 2009, the court issued an order preliminarily approving the proposed stipulation and agreement of settlement among the parties and certifying settlement classes. The settlement is subject to termination by the parties under certain circumstances and final approval by the court. There is no assurance that the settlement will be concluded or that the court will approve the settlement.

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

Acceptance and use of the Internet may not continue to develop at historical rates. Demand for Internet services and products are subject to a high level of uncertainty and are subject to significant pricing pressure. As a result, we cannot be certain that a viable market for our IBX centers will be sustained. If the market for our IBX centers grows more slowly than we anticipate, our revenues may not grow and our operating results could suffer.

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

The September 11, 2001 terrorist attacks in the U.S., the ensuing declaration of war on terrorism and the continued threat of terrorist activity and other acts of war or hostility contribute to a climate of political and economic uncertainty. Due to existing or developing circumstances, we may need to incur additional costs in the future to provide enhanced security, including cybersecurity, which would have a material adverse effect on our business and results of operations. These circumstances may also adversely affect our ability to attract and retain customers, our ability to raise capital and the operation and maintenance of our IBX centers. We may not have adequate property and liability insurance to cover catastrophic events or attacks.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on June 9, 2009 in Foster City, California, at which time the following proposals were subject to stockholder vote:

1.	The election of eight directors to the Board of Directors to serve until the next Annual Meeting or until their successors have been duly elected and qualified; and

2.	The ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

The table below presents the voting results for the election of all eight members to our Board of Directors:

	Affirmative Votes	Votes Withheld
Steven T. Clontz	35,514,859	371,203
Steven P. Eng	35,495,063	390,999
Gary F. Hromadko	35,514,456	371,606
Scott G. Kriens	35,332,695	553,367
Irving F. Lyons, III.	35,521,949	364,113
Christopher B. Paisley	35,521,851	364,211
Stephen M. Smith.	35,521,551	364,511
Peter F. Van Camp	33,477,240	2,408,822

The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The table below presents the voting results:

	Affirmative Votes	Negative Votes	Abstentions
Ratification of appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm	35,579,790	293,791	12,481

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
2.1

Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.

		Def. Proxy 14A	12/12/02

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.3	Amended and Restated Bylaws of the Registrant.	8-K	12/22/08	3.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Indenture dated March 30, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/07	4.4

4.3	Form of 2.50% Convertible Subordinated Note Due 2012 (see Exhibit 4.2).

4.4	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4

4.5	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.4).

4.6	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/09	4.1

4.7	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.6).

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.2	2000 Equity Incentive Plan, as amended.	10-K	12/31/07	10.3

10.3	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.4	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.5+	Lease Agreement dated as of April 21, 2004 between Eden Ventures LLC and Equinix, Inc.	10-Q	6/30/04	10.103

10.6	Equinix, Inc. 2004 International Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04	10.105

10.7	Equinix, Inc. Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04	10.106

10.8	Form of Restricted Stock Agreement for Equinix’s executive officers under the Company’s 2000 Equity Incentive Plan.	10-K	12/31/05	10.115

10.9	Letter Agreement dated October 6, 2005 among Equinix, Inc., STT Communications Ltd. and I-STT Investments Pte. Ltd.	8-K	10/6/05	99.1

10.10	Lease Agreement dated December 21, 2005 between Equinix Operating Co., Inc. and iStar El Segundo, LLC and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.126

10.11+	Loan and Security Agreement and Note between Equinix RP II, LLC and SFT I, Inc. dated December 21, 2005 and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.127

10.12	Lease Agreement dated as of December 21, 2005 between Equinix RP II, LLC and Equinix, Inc.	10-K	12/31/05	10.128

10.13	First Omnibus Modification Agreement dated December 27, 2006 by and among SFT I, Inc. (“SFT I”), Equinix RP II, LLC (“RP II”) and Equinix, Inc. (“Equinix”), Amended and Restated Promissory Note dated December 27, 2006 by RP II in favor of SFT I and Reaffirmation of Guaranty dated December 27, 2006 by RP II and Equinix in favor of SFT I.	10-K	12/31/06	10.37

10.14	First Amendment to Deed of Lease dated December 27, 2006 by and between Equinix RP II, LLC and Equinix Operating Co., Inc.	10-K	12/31/06	10.38

10.15	Development Loan and Security Agreement dated February 2, 2007 by and between CHI 3, LLC and SFT I, Inc. and related Promissory Notes One through Four.	10-Q	3/31/07	10.37

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.16	Guaranty dated February 2, 2007 by and between Equinix, Inc. and SFT I, Inc.	10-Q	3/31/07	10.38

10.17	Completion and Payment Guaranty dated February 2, 2007 by and between Equinix, Inc. and SFT I, Inc.	10-Q	3/31/07	10.39

10.18	Master Lease dated February 2, 2007 by and between CHI 3, LLC and Equinix Operating Co., Inc. and associated Guaranty of Lease by Equinix, Inc.	10-Q	3/31/07	10.40

10.19	Form of Restricted Stock Agreements for Stephen M. Smith under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/07	10.45

10.20	Facility Agreement dated August 31, 2007 by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K., the Additional Borrowers (as defined therein), the Lenders (as defined therein), and ABN AMRO BANK N.V., and related Guarantee dated August 31, 2007 by Equinix, Inc.	10-Q	9/30/07	10.47

10.21	£82,000,000 Senior Facilities Agreement dated June 29, 2007 by and among IXEurope plc, CIT Bank Limited, as arranger, CIT Capital Finance (UK) Limited, as administrative agent and security trustee and the Lenders (as defined therein).	10-Q	9/30/07	10.49

10.22	Amendment and Accession Agreement, dated as of January 31, 2008, by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K. and Equinix Australia Pty. Limited, as Borrowers, ABN AMRO Bank N.V., Singapore Branch, ABN AMRO Bank N.V., Japan Branch and ABN AMRO Australia Pty Limited, as Lenders and ABN AMRO Bank N.V., as Facility Agent, Arranger and Collateral Agent and related Amendment No. 1 to Guarantee by Equinix, Inc.	10-K	12/31/07	10.32

10.23	Equinix, Inc. Sub-Plan to the 2004 International Employee Stock Purchase Plan for Participants Located in the European Economic Area.	10-Q	3/31/08	10.32

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.24	Letter Agreement, dated April 22, 2008, by and between Eric Schwartz and Equinix, Inc.	10-Q	6/30/08	10.34

10.25	Letter Amendment, dated May 6, 2008, to £82,000,000 Senior Facilities Agreement dated June 29, 2007, by and among Equinix Group Limited, CIT Bank Limited, as arranger, CIT Capital Finance (UK) Limited, as administrative agent and security trustee and the Lenders (as defined therein).	10-Q	6/30/08	10.37

10.26	Second Amendment and Accession Agreement, dated as of June 6, 2008, by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K., Equinix Australia Pty. Limited and Equinix Hong Kong Limited, as Borrowers, ABN AMRO Bank N.V. and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Hong Kong Branch, as Lenders and ABN AMRO Bank N.V., as Facility Agent, Arranger and Collateral Agent and related Amendment No. 2 to Guarantee by Equinix, Inc.	10-Q	6/30/08	10.38

10.27	Lease Agreement, dated September 30, 2008, by and between Equinix Paris SAS and Digital Realty (Paris 2) SCI, and related guarantee by Equinix, Inc.	10-Q	9/30/08	10.40

10.28	Agreement for Lease, dated October 21, 2008, by and between Equinix (London) Limited and Slough Trading Estate Limited, and related guarantee by Equinix, Inc.	10-K	12/31/08	10.29

10.29	Letter of Approval & Consent, dated January 15, 2009, to £82,000,000 Senior Facilities Agreement dated June 29, 2007, by and among Equinix Group Limited, CIT Bank Limited, as arranger, CIT Capital Finance (UK) Limited, as administrative agent and security trustee and the Lenders (as defined therein).	10-K	12/31/08	10.30

10.30	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.31	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

10.32	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.33	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.	10-K	12/31/08	10.34

10.34	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

10.35	Change in Control Severance Agreement by and between Jarrett Appleby and Equinix, Inc. dated December 11, 2008.	10-K	12/31/08	10.36

10.36	Offer Letter from Equinix, Inc. to Jarrett Appleby dated November 6, 2008.	10-K	12/31/08	10.37

10.37	Restricted Stock Unit Agreement for Jarrett Appleby under the Equinix, Inc. 2000 Equity Incentive Plan.	10-K	12/31/08	10.38

10.38	Form of Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/09	10.39

10.39	Form of Restricted Stock Unit Agreement for all other executive officers.	10-Q	3/31/09	10.40

10.40	Equinix, Inc. 2009 Incentive Plan.	10-Q	3/31/09	10.41

10.41	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.1

10.42	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.2

10.43	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.3

10.44	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.45	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.5

10.46	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.6

10.47	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.7

10.48	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.8

10.49	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.9

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.

Date: July 29, 2009

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