Form 10-Q
period 2009-09-30
EQUINIX INC
filed 2009-10-26
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s Common Stock as of September 30, 2009 was 38,983,344.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$283,147	$220,207
Short-term investments	326,234	42,112
Accounts receivable, net	67,589	66,029
Current portion of deferred tax assets, net	15,163	35,936
Other current assets	21,961	15,227

Total current assets	714,094	379,511
Long-term investments	18,061	45,626
Property, plant and equipment, net	1,703,009	1,492,830
Goodwill	377,556	342,829
Intangible assets, net	52,062	50,918
Deferred tax assets, net	43,938	65,228
Other assets	53,858	57,794

Total assets	$2,962,578	$2,434,736

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$104,288	$74,317
Accrued property, plant and equipment	64,598	89,518
Current portion of capital lease and other financing obligations	6,347	4,499
Current portion of mortgage and loans payable	53,101	52,054
Current portion of convertible debt	—	19,150
Other current liabilities	51,827	50,455

Total current liabilities	280,161	289,993
Capital lease and other financing obligations, less current portion	154,179	133,031
Mortgage and loans payable, less current portion	394,263	386,446
Convertible debt, less current portion	888,364	608,510
Other liabilities	111,177	100,095

Total liabilities	1,828,144	1,518,075

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock	39	38
Additional paid-in capital	1,636,984	1,524,834
Accumulated other comprehensive loss	(98,887)	(152,800)
Accumulated deficit	(403,702)	(455,411)

Total stockholders’ equity	1,134,434	916,661

Total liabilities and stockholders’ equity	$2,962,578	$2,434,736

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008 As Adjusted (Note 2)	2009	2008 As Adjusted (Note 2)
	(unaudited)
Revenues	$227,558	$183,735	$639,957	$513,997

Costs and operating expenses:
Cost of revenues	126,007	109,905	356,346	306,453
Sales and marketing	15,543	16,009	46,315	46,650
General and administrative	39,071	35,529	111,677	111,350
Restructuring charges	—	799	(6,053)	799
Acquisition costs	1,379	—	1,379	—

Total costs and operating expenses	182,000	162,242	509,664	465,252

Income from operations	45,558	21,493	130,293	48,745

Interest income	353	1,968	1,949	7,820
Interest expense	(22,256)	(15,671)	(51,619)	(45,179)
Other-than-temporary impairment loss on investments	—	(1,527)	(2,687)	(1,527)
Other income (expense)	2,484	(520)	3,675	602

Income before income taxes	26,139	5,743	81,611	10,461

Income tax expense	(7,327)	(187)	(29,902)	(400)

Net income	$18,812	$5,556	$51,709	$10,061

Earnings per share:
Basic earnings per share	$0.49	$0.15	$1.35	$0.27

Weighted-average shares	38,787	37,268	38,270	36,976

Diluted earnings per share	$0.47	$0.15	$1.32	$0.27

Weighted-average shares	39,887	38,023	39,305	37,854

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended September 30,
	2009	2008 As Adjusted (Note 2)
	(unaudited)
Cash flows from operating activities:
Net income	$51,709	$10,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	126,958	110,206
Stock-based compensation	39,030	41,951
Restructuring charges	(6,053)	799
Amortization of intangible assets	4,100	5,236
Amortization of debt issuance costs and debt discount	12,210	8,635
Accretion of asset retirement obligation and accrued restructuring charges	1,046	1,245
Realized net (gains) losses on investments	2,679	(1,063)
Other items	785	1,348
Changes in operating assets and liabilities:
Accounts receivable	(23)	(3,783)
Deferred tax assets, net	20,750	—
Other assets	(7,852)	(2,018)
Accounts payable and accrued expenses	27,638	5,015
Other liabilities	5	13,631

Net cash provided by operating activities	272,982	191,263

Cash flows from investing activities:
Purchases of investments	(309,666)	(240,556)
Sales of investments	24,697	71,141
Maturities of investments	26,387	93,268
Purchase of Upminster, net of cash acquired	(28,176)	—
Purchase of Virtu, net of cash acquired	—	(23,241)
Purchases of other property, plant and equipment	(240,440)	(305,546)
Accrued property, plant and equipment	(27,362)	(16,015)
Purchase of restricted cash	(895)	(14,234)
Release of restricted cash	12,882	333
Other investing activities	79	—

Net cash used in investing activities	(542,494)	(434,850)

Cash flows from financing activities:
Proceeds from employee equity awards	23,050	26,087
Proceeds from convertible debt	373,750	—
Proceeds from loans payable	28,679	102,101
Repayment of capital lease and other financing obligations	(3,765)	(2,874)
Repayment of mortgage and loans payable	(34,525)	(11,456)
Capped call costs	(49,664)	—
Debt issuance costs	(8,210)	—
Other financing activities	(2,795)	(908)

Net cash provided by financing activities	326,520	112,950

Effect of foreign currency exchange rates on cash and cash equivalents	5,932	689

Net increase (decrease) in cash and cash equivalents	62,940	(129,948)
Cash and cash equivalents at beginning of period	220,207	290,633

Cash and cash equivalents at end of period	$283,147	$160,685

Supplemental cash flow information:
Cash paid for taxes	$5,829	$405

Cash paid for interest	$36,016	$35,486

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

As a result of a Financial Accounting Standards Board (“FASB”) amendment related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) (see “2.50% Convertible Subordinated Notes” in Note 8) and a FASB amendment related to the accounting for instruments granted in share-based payment transactions that are considered participating securities prior to vesting and, therefore, should be included in the calculation of earnings per share (“EPS”) (see “Earnings per Share” below), the Company adjusted comparative condensed consolidated statements of operations and statements of cash flows previously issued to reflect such changes in accounting principles (see Note 2).

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements include the accounts of Equinix and its subsidiaries, including the operations of Upminster GmbH (“Upminster”) from July 22, 2009 (see Note 3). All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the condensed consolidated financial statement presentation as of and for the three and nine months ended September 30, 2009.

Property, Plant and Equipment

During the three months ended September 30, 2009, the Company reassessed the estimated useful lives of certain of its property, plant and equipment as part of a review of the related assumptions. As a result, the estimated useful lives of certain of the Company’s property, plant and equipment within the below table were affected.

Estimated Useful Life
	Original	Revised
(in years)
IBX plant and machinery	2-13	2-25
Leasehold improvements	10-20	10-20
Site improvements	10-15	10-15
Buildings	40-50	30-50
IBX equipment	2-13	2-15
Computer equipment and software	2-5	2-5
Furniture and fixtures	2-5	2-10

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company undertook this review due to its determination that it was generally using certain of its existing assets longer than originally anticipated and, therefore, certain estimated useful lives have been lengthened. The change in the estimated useful lives of certain of the Company’s property, plant and equipment was accounted for as a change in accounting estimate on a prospective basis effective July 1, 2009 under the accounting standard related to change in accounting estimates.

The change in estimated useful lives of certain of the Company’s property, plant and equipment, which has resulted in less depreciation expense than would have otherwise been recorded, resulted in the following increases (in thousands, except per share amounts):

	Three months ended	Nine months ended
	September 30, 2009
Income from operations	$4,804	$4,804
Net income	2,993	2,993
Earnings per share:
Basic and diluted	0.08	0.08

Earnings per Share

In April 2008, the FASB issued an amendment related to the accounting for instruments granted in share-based payment transactions that are considered participating securities prior to vesting and, therefore, should be included in the calculation of EPS, which requires that all prior-period EPS data presented shall be adjusted retrospectively and was effective for the Company beginning January 1, 2009. This accounting standard did not have a significant impact on the Company’s historical EPS calculations.

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Numerator:
Numerator for basic earnings per share	$18,812	$5,556	$51,709	$10,061

Effect of assumed conversion of convertible debt:
Interest expense, net of tax	—	—	23	—

Numerator for diluted earnings per share	$18,812	$5,556	$51,732	$10,061

Denominator:
Weighted-average shares	38,787	37,268	38,270	36,976

Effect of dilutive securities:
Convertible subordinated debentures	—	—	282	—
Employee equity awards	1,100	755	753	878

Total dilutive potential shares	1,100	755	1,035	878

Denominator for diluted earnings per share	39,887	38,023	39,305	37,854

Earnings per share:
Basic	$0.49	$0.15	$1.35	$0.27

Diluted	$0.47	$0.15	$1.32	$0.27

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth weighted-average outstanding potential shares of common stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Shares reserved for conversion of convertible subordinated debentures	—	816	—	816
Shares reserved for conversion of 2.50% convertible subordinated notes	2,232	2,232	2,232	2,232
Shares reserved for conversion of 3.00% convertible subordinated notes	2,945	2,945	2,945	2,945
Shares reserved for conversion of 4.75% convertible subordinated notes	4,433	—	1,851	—
Common stock warrants	1	1	1	1
Common stock related to employee equity awards	1,023	1,386	1,506	1,371

	10,634	7,380	8,535	7,365

Income Taxes

The Company’s effective tax rates were 36.6% and 3.8% for the nine months ended September 30, 2009 and 2008, respectively. The effective tax rate for the nine months ended September 30, 2009 is substantially higher than the effective tax rate for the same period of 2008, as well as the effective tax rate for fiscal 2008, primarily as a result of the Company’s release of the valuation allowance against the net deferred tax assets of its domestic operations which achieved sufficient profitability in the fourth quarter of 2008.

During the three months ended September 30, 2009, the Company recorded $4,024,000 of deferred tax assets attributable to its Hong Kong operations as a result of a release of the valuation allowance against the deferred tax assets. In reaching this decision, the Company assessed both the positive and negative evidence, which included the following:

Positive Evidence

•	The establishment of a cumulative profitability by the Hong Kong operations for the past 12 quarters including the three months ended September 30, 2009.

•	The Company expects that during the remainder of 2009 and thereafter the Hong Kong operations will be profitable, even after considering the effects of the global financial crisis and credit crunch.

•	The indefinite carry-over periods for the net operating losses generated by the Hong Kong operations.

Negative Evidence

•	The lack of profitability history of the Hong Kong operations until 2009.

•	The impact of the global recession to the Hong Kong operations.

When conducting the quantitative and qualitative analysis of all the positive and negative evidence listed above, the Company gave significant weight to the achievement of three years of cumulative profitability that was achieved in the third quarter of 2009. Therefore, the Company concluded that the positive evidence outweighed the negative evidence and that it is more likely than not that the deferred tax assets will be fully realizable in its Hong Kong operations.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of the adoption of an accounting standard update related to the accounting for business combinations on January 1, 2009, the Company’s tax provision will be reduced in future periods to the extent that the Company has not recognized the deferred tax assets associated with any subsidiaries acquired in previous business combinations for which goodwill exists. The recognition of such deferred tax assets in the periods subsequent to the adoption of the accounting standard update will benefit the Company’s consolidated statements of operations at the time such recognition occurs. Prior to the accounting standard update, such releases were recorded against goodwill.

Interest Charges

The following table sets forth total interest costs expensed and total interest costs capitalized for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Interest expense	$22,256	$15,671	$51,619	$45,179
Interest capitalized	2,628	2,034	10,397	6,701

Interest charges incurred	$24,884	$17,705	$62,016	$51,880

Fair Value of Financial Instruments

The carrying value of many of the Company’s financial instruments, including cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable and accrued expenses and accrued property, plant and equipment approximate their fair value due primarily to the short-term maturity of the related instruments. The fair value of the Company’s convertible debt, which is traded in the market, is based on quoted market prices. The fair value of the Company’s mortgage and loans payable, which are not traded in the market, is estimated by considering the Company’s credit rating, current rates available to the Company for debt of the same remaining maturities and the terms of the debt.

The following table sets forth the estimated fair values of the Company’s convertible debt and mortgage and loans payable as of (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Debt:
Convertible subordinated debentures	$—	$—	$19,150	$19,290
2.50% convertible subordinated notes	220,247	223,899	212,524	128,552
3.00% convertible subordinated notes	395,986	419,860	395,986	251,451
4.75% convertible subordinated notes	272,131	299,360	—	—

	$888,364	$943,119	$627,660	$399,293

Mortgage and Loans Payable:
Mortgage payable	$92,432	$97,403	$94,362	$80,221
Chicago IBX financing	109,991	106,369	109,991	103,184
Asia-Pacific financing	72,990	67,500	87,009	77,382
European financing	135,455	112,581	130,981	96,853
Netherlands financing	10,247	8,188	6,485	6,485
Other note payable	2,485	2,485	9,672	9,672
Singapore financing	23,764	20,380	—	—

	$447,364	$414,906	$438,500	$373,797

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table presents, by operating expense category, stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for all outstanding equity awards (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Cost of revenues	$1,887	$1,257	$4,439	$3,435
Sales and marketing	2,681	2,367	7,699	7,421
General and administrative	9,465	8,938	26,892	31,095

	$14,033	$12,562	$39,030	$41,951

Goodwill and Other Intangible Assets

The Company has three reportable segments comprised of 1) the United States, 2) Asia-Pacific and 3) Europe geographic regions. As of September 30, 2009, the Company had goodwill attributable to the Asia-Pacific reporting unit and the Europe reporting unit (see “Goodwill and Other Intangibles” in Note 7). The Company performed its annual impairment review of the Europe reporting unit as of August 31, 2009 as prescribed in the accounting standard related to goodwill impairment tests. The Company concluded that its goodwill attributed to the Company’s Europe reporting unit was not impaired as the fair value of its Europe reporting unit exceeded the carrying value of this reporting unit, including goodwill. In order to determine the fair value of the Company’s reporting units, the Company utilizes the discounted cash flow and market methods. The Company has consistently utilized both methods in its goodwill impairment tests and weights both results equally. The Company uses both methods in its goodwill impairment tests as it believes both, in conjunction with each other, provide a reasonable estimate of the determination of fair value of the reporting unit – the discounted cash flow method being specific to anticipated future results of the reporting unit and the market method, which is based on the Company’s market sector including its competitors. The assumptions supporting the discounted cash flow method, including the discount rate, which was assumed to be 10.0%, were determined using the Company’s best estimates as of the date of the impairment review. The Company has performed various sensitivity analyses on certain of the assumptions used in the discounted cash flow method, such as forecasted revenues and discount rate, and notes that no reasonably possible changes would reduce the fair value of the reporting unit to such a level that would cause an impairment charge.

Impairment assessments inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact the Company’s assumptions as to prices, costs, growth rates or other factors that may result in changes in the Company’s estimates of future cash flows. Although the Company believes the assumptions it used in testing for impairment are reasonable, significant changes in any one of the Company’s assumptions could produce a significantly different result. The Company performs its annual impairment review of the Asia-Pacific reporting unit in the fourth quarter; however, the Company has noted no indications of impairment as of September 30, 2009. Indicators of potential impairment that might lead the Company to perform interim goodwill impairment assessments include significant and unforeseen customer losses, a significant adverse change in legal factors or in the business climate, a significant adverse action or assessment by a regulator or unanticipated competition.

Recent Accounting Pronouncements

In May 2009, the FASB issued an accounting standard update, which establishes the accounting for and disclosures of subsequent events. The Company adopted this accounting standard update during the three months ended June 30, 2009. The adoption of this accounting standard update did not have material impact on the Company’s consolidated financial statements.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 (“ASU 2009-01”), which establishes the FASB Accounting Standards Codification™ as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Company adopted ASU 2009-01 during the three months ended September 30, 2009 and its adoption did not have any impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), which clarified how to measure the fair value of liabilities in circumstances when a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for the first reporting period beginning after the issuance of this standard. The Company expects to adopt ASU 2009-05 during the three months ended December 31, 2009 and is evaluating the impact that this adoption will have on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, if any.

2. Changes in Accounting Principle

The Company changed its accounting principles to reflect the impact of the adoption of a FASB amendment related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) (see “2.50% Convertible Subordinated Notes” in Note 8) and a FASB amendment related to the accounting for instruments granted in share-based payment transactions that are considered participating securities prior to vesting and, therefore, should be included in the calculation of EPS (see Note 1), which were effective January 1, 2009. These FASB amendments were applied retrospectively, as a result, the Company adjusted comparative condensed consolidated financial statements of prior periods in this Quarterly Report on Form 10-Q.

The following condensed consolidated statement of operations for the three and nine months ended September 30, 2008 and condensed consolidated statement of cash flows for the nine months ended September 30, 2008 were affected by the changes in accounting principle (in thousands, except per share amounts):

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidated Statement of Operations

	Three Months Ended September 30, 2008
	As Originally Reported	As Adjusted	Effect of Change
Revenues	$183,735	$183,735	$—

Costs and operating expenses:
Cost of revenues	109,863	109,905	42
Sales and marketing	16,009	16,009	—
General and administrative	35,529	35,529	—
Restructuring charges	799	799	—

Total costs and operating expenses	162,200	162,242	42

Income from operations	21,535	21,493	(42)
Interest income	1,968	1,968	—
Interest expense	(13,880)	(15,671)	(1,791)
Other-than-temporary impairment loss on investments	(1,527)	(1,527)	—
Other income (expense)	(520)	(520)	—

Income before income taxes	7,576	5,743	(1,833)

Income tax expense	(187)	(187)	—

Net income	$7,389	$5,556	$(1,833)

Earnings per share:
Basic earnings per share	$0.20	$0.15	$(0.05)

Diluted earnings per share	$0.19	$0.15	$(0.04)

	Nine Months Ended September 30, 2008
	As Originally Reported	As Adjusted	Effect of Change
Revenues	$513,997	$513,997	$—

Costs and operating expenses:
Cost of revenues	306,357	306,453	96
Sales and marketing	46,650	46,650	—
General and administrative	111,350	111,350	—
Restructuring charges	799	799	—

Total costs and operating expenses	465,156	465,252	96

Income from operations	48,841	48,745	(96)
Interest income	7,820	7,820	—
Interest expense	(40,297)	(45,179)	(4,882)
Other-than-temporary impairment loss on investments	(1,527)	(1,527)	—
Other income (expense)	602	602	—

Income before income taxes	15,439	10,461	(4,978)

Income tax expense	(400)	(400)	—

Net income	$15,039	$10,061	$(4,978)

Earnings per share:
Basic earnings per share	$0.41	$0.27	$(0.14)

Diluted earnings per share	$0.40	$0.27	$(0.13)

As a result of the Company’s adoption of the FASB amendment related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), the most significant impact to the Company’s financial results for the three and nine months ended September 30, 2009 was an increase to interest expense of $2,526,000 and $7,465,000, respectively.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2008
	As Originally Reported	As Adjusted	Effect of Change
Cash flows from operating activities:
Net income	$15,039	$10,061	$(4,978)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	110,110	110,206	96
Stock-based compensation	41,951	41,951	—
Amortization of intangibles	5,236	5,236	—
Amortization of debt issuance costs and debt discount	3,753	8,635	4,882
Accretion of asset retirement obligation and accrued restructuring charges	1,245	1,245	—
Restructuring charges	799	799	—
Realized net gains on investments	(1,063)	(1,063)	—
Other items	1,348	1,348	—
Changes in operating assets and liabilities:
Accounts receivable	(3,783)	(3,783)	—
Other assets	(2,018)	(2,018)	—
Accounts payable and accrued expenses	5,015	5,015	—
Accrued restructuring charges	(2,034)	(2,034)	—
Other liabilities	15,665	15,665	—

Net cash provided by operating activities	191,263	191,263	—

Net cash used in investing activities	(434,850)	(434,850)	—

Net cash provided by financing activities	112,950	112,950	—

Effect of foreign currency exchange rates on cash and cash equivalents	689	689	—

Net decrease in cash and cash equivalents	(129,948)	(129,948)	—

Cash and cash equivalents at beginning of period	290,633	290,633	—

Cash and cash equivalents at end of period	$160,685	$160,685	$—

3. IBX Acquisitions and Expansions

Upminster Acquisition

On July 22, 2009, a wholly-owned subsidiary of the Company acquired all of the issued and outstanding share capital of Upminster GmbH, a company which owns a data center and the real estate on which it is situated in Frankfurt, Germany, for a cash payment of $28,208,000, excluding acquisition costs (the “Upminster Acquisition”). The combined company operates under the Equinix name. The Upminster Acquisition was accounted for using the acquisition method of accounting in accordance with the accounting standard related to the accounting for business combinations. The results of operations for Upminster are not significant to the Company; therefore, the Company does not present its purchase price allocation or pro forma combined results of operations. The Company expensed its acquisition costs in connection with the Upminster Acquisition.

Chicago IBX Expansion Project

In July 2009, a wholly-owned subsidiary of the Company entered into an operating lease agreement (“the Lease”) for data center space in the Chicago metro area. The Lease has a fixed term of 12 years, with options to extend for up to an additional 15 years, in five-year increments. Cumulative minimum payments under the Lease total $92,286,000 over the initial Lease term.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Zurich IBX Expansion Project

In June 2009, an indirect wholly-owned subsidiary of the Company entered into a lease for building space within a multi-floor, multi-tenant building that the Company will convert into its fourth IBX center in Zurich, Switzerland (the “Zurich Lease” and the “Zurich IBX Expansion Project”). The Zurich Lease has a fixed term of 10 years, with options to extend for up to an additional 10 years, in five-year increments. Cumulative minimum payments under the Zurich Lease total approximately $8,727,000 (using the exchange rate as of September 30, 2009) over the Zurich Lease term, which does not include any rent obligation for the extension periods. Pursuant to the accounting standards related to the accounting for lessee’s involvement in asset construction and the accounting for leasing transactions involving special-purpose entities, the Company is considered the owner of the leased building space during the construction phase due to some specific provisions contained in the Zurich Lease. As a result, as of September 30, 2009, the Company has recorded a building asset and a related financing liability (the “Zurich IBX Building Financing”) totaling approximately $11,348,000 (using the exchange rate as of September 30, 2009).

London IBX Expansion Project

In October 2008, an indirect wholly-owned subsidiary of the Company entered into an agreement for lease for property and a warehouse building to be constructed for the Company in the London, England metro area (the “Agreement for Lease”). The Agreement for Lease provides for the completion of a warehouse building within a specified time and the entry into a definitive lease (the “Lease”) upon its completion. The Lease will have a term of 20 years, with the Company’s option to terminate after 15 years upon six months’ prior notice, and a total cumulative rent obligation of approximately $39,801,000 (using the exchange rate as of September 30, 2009) over the first 15 years of the Lease. On the fifteenth anniversary of the Lease, the rent can be reviewed and adjusted to market rents, as set out in the Lease. The Company expects to enter into the Lease in approximately February 2010. In January 2009, the landlord commenced construction of the building that the Company will ultimately lease. Pursuant to the accounting standards related to the accounting for lessee’s involvement in asset construction and the accounting for leasing transactions involving special-purpose entities, the Company is considered the owner of the building during the construction phase. As a result, the Company will be recording a building asset during the construction period and a related financing liability (the “London IBX Building Financing”), while the underlying land will be considered an operating lease. The building is expected to be completed in February 2010. In connection with the London IBX Building Financing, the Company recorded a building asset and a corresponding financing obligation liability totaling approximately $11,280,000 (using the exchange rate as of September 30, 2009), representing the estimated percentage-of-completion of the building as of September 30, 2009.

4. Fair Value Measurements

In April 2009, the Company adopted an accounting standard update related to determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. This adoption did not have any significant impact on the Company’s consolidated financial statements.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2009 were as follows (in thousands):

	Fair value at September 30,	Fair value measurement using
	2009	Level 1	Level 2	Level 3
Assets:
U.S. Government and Agency obligations	$437,076	$—	$437,076	$—
Money markets	166,152	166,152	—	—
Reserve	897	—	—	897
Corporate bonds	14,807	—	14,807	—
Asset-backed securities	7,367	—	7,367	—
Other securities	1,143	—	1,143	—

	$627,442	$166,152	$460,393	$897

Liabilities:
Derivative liabilities (1)	(11,833)	—	(11,833)	—

	$(11,833)	$—	$(11,833)	$—

(1)	Included in the condensed consolidated balance sheets within other current liabilities and other liabilities.

The following table provides a summary of the activities of the Company’s Level 3 financial assets measured at fair value for the nine months ended September 30, 2009 (in thousands):

Balance at December 31, 2008	$9,250
Other-than-temporary impairment loss on investments (1)	(2,687)
Settlements	(5,666)

Balance at September 30, 2009	$897

(1)	Included in the condensed consolidated statements of operations.

In January 2009, the Company adopted the accounting standard related to the measurement of fair value for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. These include:

•	Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent reporting periods;

•	Reporting units and nonfinancial assets and nonfinancial liabilities measured at fair value for goodwill impairment test under the accounting standard related to the accounting for intangibles;

•	Indefinite-lived intangible assets measured at fair value for impairment assessment under the accounting standard related to the accounting for intangibles;

•	Nonfinancial long-lived assets or asset groups measured at fair value for impairment assessment or disposal under the accounting standard related to the accounting for property, plant and equipment;

•	Asset retirement obligations initially measured at fair value under the accounting standard related to the accounting for asset retirement and environmental obligations; and

•	Nonfinancial liabilities associated with exit or disposal activities initially measured at fair value under the accounting standard related to the accounting for exit or disposal cost obligations.

During the three and nine months ended September 30, 2009, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the three and nine months ended September 30, 2009, there were no impairment charges recorded in connection with the Company’s goodwill and long-lived assets. The Company performs impairment tests of its goodwill at least annually (or whenever events or circumstances indicate a triggering event has occurred indicating that the carrying amount of the asset may not be recoverable). Goodwill attributed to the Company’s Europe reporting unit was tested for impairment in the third quarter of 2009 and goodwill attributed to the Company’s Asia-Pacific reporting unit is scheduled to be tested in the fourth quarter of 2009 (see Note 1). The Company performs impairment tests for its long-lived assets, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the nine months ended September 30, 2009, the Company recorded new asset retirement obligations and recorded a reduction to its restructuring charge, which include measurements of fair value on a non-recurring basis; however, the amounts for both of these items were not significant.

5. Derivatives and Hedging Activities

The Company follows the accounting standard related to derivative and hedging in its accounting for derivatives and hedging activities. The Company employs interest rate swaps to partially offset its exposure to variability in interest payments due to fluctuations in interest rates for certain of its variable-rate debt. To assess effectiveness, the Company uses a regression analysis. The extent to which a hedging instrument has been and is expected to continue to be effective at achieving offsetting changes in cash flows is assessed and documented at least quarterly. Any ineffectiveness is reported in current-period earnings. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income (loss) and recognized in the consolidated statements of operations when the hedged cash flows affect earnings. The ineffective portions of cash flow hedges are immediately recognized in earnings. If the hedge relationship is terminated, then the change in fair value of the derivative recorded in other comprehensive income (loss) is recognized in earnings when the cash flows that were hedged occur, consistent with the original hedge strategy. For hedge relationships discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related derivative amounts recorded in other comprehensive income (loss) are immediately recognized in earnings. The Company has no fair value hedges. The Company does not use derivatives for speculative or trading purposes. The Company employs foreign currency forward contracts to partially offset its business exposure to foreign exchange risk for certain existing foreign currency-denominated assets and liabilities.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2009, the Company had a total of four outstanding interest rate swap instruments with expiration dates ranging from February 2011 to May 2011 as follows (in thousands):

	Notional Amount	Fair Value (1)	Loss (2)
Liabilities:
European Financing interest rate swaps	$89,265	$(5,899)	$(5,814)
Chicago IBX Financing interest rate swap	105,000	(4,004)	(4,004)

	$194,265	$(9,903)	$(9,818)

(1)	Included in the condensed consolidated balance sheets within other liabilities.
(2)	Included in the condensed consolidated balance sheets within accumulated other comprehensive income (loss).

As of September 30, 2008, the Company had six interest rate swap instruments with expiration dates ranging from August 2009 to May 2011 as follows (in thousands):

	Notional Amount	Fair Value (1)	Gain (Loss) (2)
Liabilities:
European Financing interest rate swaps	113,710	(1,602)	(1,832)
Chicago IBX Financing interest rate swap	105,000	(513)	(513)

	$218,710	$(2,115)	$(2,345)

(1)	Included in the condensed consolidated balance sheets within other current liabilities and other liabilities.
(2)	Included in the condensed consolidated balance sheets within accumulated other comprehensive income (loss).

The Company designated all existing interest rate swaps as highly effective hedge relationships at achieving offsetting changes in cash flows as of September 30, 2009 and 2008 with an insignificant amount of ineffectiveness recorded in interest expense on the accompanying condensed consolidated statements of operations.

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

The Company has not designated the foreign currency forward contracts as hedging instruments under the accounting standard related to the accounting for derivative and hedging. Gains and losses on these contracts are included in other income (expense), net, along with those foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward contracts. The Company entered into various foreign currency forward contracts during the three and nine months ended September 30, 2009. As of September 30, 2009, the Company had gross assets totaling $1,238,000 and gross liabilities totaling $3,168,000 representing the fair values of these foreign currency forward contracts. The Company records its foreign currency forward contracts, net, within other current liabilities. During the three and nine months ended September 30, 2009, the Company recognized a net loss of $820,000 and $1,156,000, respectively, in connection with its foreign currency forward contracts, which is reflected in other income (expense) on the accompanying consolidated statement of operations. During the three and nine months ended September 30, 2008, the Company recognized a net gain of $3,181,000 and $2,944,000, respectively, in connection with its foreign currency forward contracts, which is reflected in other income (expense) on the accompanying consolidated statement of operations.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Related Party Transactions

The Company has several significant stockholders and other related parties that are also customers and/or vendors. For the three and nine months ended September 30, 2009, revenues recognized from related parties were $5,654,000 and $17,308,000, respectively. For the three and nine months ended September 30, 2008, revenues recognized from related parties were $6,662,000 and $14,266,000, respectively. As of September 30, 2009 and 2008, accounts receivable with these related parties were $3,070,000 and $5,386,000, respectively. For the three and nine months ended September 30, 2009, costs and services procured from related parties were $489,000 and $788,000, respectively. For the three and nine months ended September 30, 2008, costs and services procured from related parties were $735,000 and $2,250,000, respectively. As of September 30, 2009 and 2008, accounts payable with these related parties were $43,000 and $87,000, respectively.

7. Balance Sheet Components

Cash, Cash Equivalents and Short-Term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following as of (in thousands):

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Agency obligations	$436,831	$249	$(4)	$437,076
Money markets	166,152	—	—	166,152
Reserve	897	—	—	897
Corporate bonds	14,531	276	—	14,807
Asset-backed securities	7,203	169	(5)	7,367
Other securities	1,131	12	—	1,143

Total available-for-sale securities	626,745	706	(9)	627,442
Less amounts classified as cash and cash equivalents	(283,144)	(3)	—	(283,147)

Total securities classified as investments	343,601	703	(9)	344,295
Less amounts classified as short-term investments	(325,977)	(261)	4	(326,234)

Total long-term investments	$17,624	$442	$(5)	$18,061

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Agency obligations	$130,672	$344	$(14)	$131,002
Money markets	112,208	—	—	112,208
Reserve	9,250	—	—	9,250
Corporate bonds	35,046	35	(546)	34,535
Asset-backed securities	17,970	53	(299)	17,724
Certificates of deposits	2,000	5	—	2,005
Other securities	1,199	22	—	1,221

Total available-for-sale securities	308,345	459	(859)	307,945
Less amounts classified as cash and cash equivalents	(220,207)	—	—	(220,207)

Total securities classified as investments	88,138	459	(859)	87,738
Less amounts classified as short-term investments	(42,132)	(135)	155	(42,112)

Total long-term investments	$46,006	$324	$(704)	$45,626

As of September 30, 2009 and December 31, 2008, cash equivalents included investments which were readily convertible to cash and had maturity dates of 90 days or less. The maturities of securities classified as short-term investments were one year or less as of September 30, 2009 and December 31, 2008. The maturities of securities classified as long-term investments were greater than one year and less than three years as of September 30, 2009 and December 31, 2008.

Effective April 1, 2009, the Company adopted an accounting standard update related to the recognition and disclosure of other-than-temporary impairments of investments. As a result of this adoption, the Company reclassified previously-recorded other-than-temporary impairment losses in connection with its investment in the Reserve Primary Fund (the “Reserve”) from other income (expense), net, to other-than-temporary impairment loss on investments in the Company’s accompanying condensed consolidated statements of operations. During the nine months ended September 30, 2009, the Company received additional distributions of $5,666,000 from the Reserve. During the nine months ended September 30, 2009, the Company recorded an additional $2,687,000 of other-than-temporary impairment loss in connection with its investments in the Reserve, which is included in the Company’s accompanying condensed consolidated statements of operations. During the three months ended September 30, 2008, the Company recorded a $1,527,000 other-than-temporary impairment loss from the Reserve. The other-than-temporary impairment losses that the Company recorded in 2008 and 2009 as described above were entirely credit losses with nothing required to be reclassified from earnings to accumulated other comprehensive income (loss) for non-credit portions in either period. As of September 30, 2009, funds held by the Reserve with a fair value totaling $897,000 remained outstanding and are classified as a short-term investment on the Company’s accompanying condensed consolidated balance sheets. This classification is based on the Company’s assessment of each of the individual securities which make up the underlying portfolio holdings in the Reserve, which primarily consisted of commercial paper, certificates of deposits and discount notes. While the Company expects to receive substantially all of its current holdings in the Reserve within the next nine months, it is possible the Company may encounter difficulties in receiving distributions given the current credit market conditions. If market conditions were to deteriorate even further such that the current fair value was not achievable, or if the Reserve is delayed in its ability to accurately complete their account reconciliations, the Company could realize additional losses in its holdings with the Reserve and distributions could be further delayed. A number of litigation claims have been filed against the Reserve’s management which could potentially delay the timing and amount of the final distributions of the fund. If the litigation were to continue for an extended period of time it is possible that the Reserve management’s cost of defending these claims could also reduce the final amount of distribution to the Company.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the fair value and gross unrealized losses related to six available-for-sale securities with an aggregate cost basis of $130,691,000, aggregated by type of investment and length of time that individual securities have been in continuous unrealized loss position, as of September 30, 2009 (in thousands):

	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or more
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Government and Agency obligations	$129,954	$(4)	$—	$—
Asset-backed securities	728	(5)	—	—

	$130,682	$(9)	$—	$—

The Company does not believe it holds investments that are other-than-temporarily impaired, other than its investment in the Reserve, and believes that the Company’s investments will mature at par, as of September 30, 2009. As securities mature and additional proceeds become available for investing, the Company invests these proceeds in U.S. government securities, such as Treasury bills and Treasury notes, of a short-term duration and lower yield in order to meet its liquidity and lower risk requirements in this current market environment. As a result, the Company expects interest income to remain at low levels in future periods.

Accounts Receivable

Accounts receivables, net, consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Accounts receivable	$127,868	$119,030
Unearned revenue	(58,843)	(50,964)
Allowance for doubtful accounts	(1,436)	(2,037)

	$67,589	$66,029

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

Other Current Assets

Other current assets consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Prepaid expenses	$13,080	$9,550
Taxes receivable	4,981	3,434
Foreign currency forward contract receivable	—	377
Debt issuance costs, net	—	18
Other receivable	2,177	1,280
Other current assets	1,723	568

	$21,961	$15,227

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
IBX plant and machinery	$903,624	$651,820
Leasehold improvements	536,674	472,872
Buildings	277,911	196,009
Site improvements	231,747	217,200
IBX equipment	168,250	147,832
Land	85,022	48,950
Computer equipment and software	80,673	74,179
Furniture and fixtures	10,899	9,866
Construction in progress	147,472	277,208

	2,442,272	2,095,936
Less accumulated depreciation	(739,263)	(603,106)

	$1,703,009	$1,492,830

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $81,596,000 and $80,239,000 at September 30, 2009 and December 31, 2008, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $14,644,000 and $10,407,000 as of September 30, 2009 and 2008, respectively.

As of September 30, 2009 and December 31, 2008, the Company had accrued property, plant and equipment expenditures of $64,598,000 and $89,518,000, respectively. The Company’s planned capital expenditures during the remainder of 2009 in connection with recently acquired IBX properties and expansion efforts are substantial. For further information, refer to “Other Purchase Commitments” in Note 9.

During the three months ended September 30, 2009, the Company changed the estimated useful lives of certain of the Company’s property, plant and equipment, which is accounted for as a change in accounting estimate (see “Property, Plant and Equipment” in Note 1).

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Goodwill:
Europe	$359,140	$324,674
Asia-Pacific	18,416	18,155

	377,556	342,829

Other intangibles:
Intangible asset – customer contracts	63,489	58,605
Intangible asset – leases	4,655	4,349
Intangible asset – others	1,631	755

	69,775	63,709
Accumulated amortization	(17,713)	(12,791)

	52,062	50,918

	$429,618	$393,747

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s goodwill and intangible assets in Europe, denominated in British pounds and Euros, and goodwill in Asia-Pacific, denominated in Singapore dollars, are subject to foreign currency fluctuations. The changes in goodwill balances noted above are predominantly due to foreign exchange rate changes; however, the Company also recorded $4,403,000 of additional goodwill to the Europe reporting unit in connection with the Upminster Acquisition (see Note 3). The Company’s foreign currency translation gains and losses, including those related to goodwill and other intangibles, are a component of other comprehensive income (loss).

For the three and nine months ended September 30, 2009, the Company recorded amortization expense of $1,454,000 and $4,100,000, respectively, associated with its other intangible assets. For the three and nine months ended September 30, 2008, the Company recorded amortization expense of $1,690,000 and $5,236,000, respectively, associated with its other intangible assets. Estimated future amortization expense related to these intangibles is as follows (in thousands):

Year ending:
2009 (three months remaining)	$1,495
2010	5,763
2011	5,669
2012	5,653
2013	5,653
2014 and thereafter	27,829

Total	$52,062

Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Deposits	$25,170	$21,485
Debt issuance costs, net	20,994	16,216
Prepaid expenses	3,364	3,874
Restricted cash	3,211	14,934
Other assets	1,119	1,285

	$53,858	$57,794

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Accounts payable	$18,222	$18,325
Accrued compensation and benefits	27,469	22,135
Accrued taxes	16,886	8,640
Accrued utilities and security	15,494	10,327
Accrued interest	15,405	5,962
Accrued professional fees	2,959	2,741
Accrued other	7,853	6,187

	$104,288	$74,317

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Deferred installation revenue	$26,962	$22,769
Deferred tax liabilities	7,342	7,342
Customer deposits	8,032	5,913
Deferred recurring revenue	4,695	4,434
Accrued restructuring charges	1,967	6,023
Foreign currency forward contract payable	1,930	2,072
Deferred rent	403	495
Interest rate swap payable	—	271
Other current liabilities	496	1,136

	$51,827	$50,455

Other Liabilities

Other liabilities consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Deferred rent, non-current	$32,535	$28,146
Deferred tax liabilities, non-current	17,616	16,531
Asset retirement obligations	17,791	12,264
Deferred installation revenue, non-current	16,851	12,083
Interest rate swap payable, non-current	9,903	10,631
Customer deposits, non-current	5,472	6,108
Deferred recurring revenue, non-current	5,576	6,180
Accrued restructuring charges, non-current	4,271	7,288
Other liabilities	1,162	864

	$111,177	$100,095

The Company currently leases the majority of its IBX centers and certain equipment under non-cancelable operating lease agreements expiring through 2027. The IBX center lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated rent expense abatement periods to better match the phased build-out of its centers. The Company accounts for such abatements and increasing base rents using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The initial conversion rate is 11.8599 shares of common stock per $1,000 principal amount of 4.75% Convertible Subordinated Notes, subject to adjustment. This represents an initial conversion price of approximately $84.32 per share of common stock. Holders of the 4.75% Convertible Subordinated Notes may convert their notes at any time prior to the close of business on the business day immediately preceding the maturity date under the following circumstances:

•

during any fiscal quarter (and only during that fiscal quarter) ending after September 30, 2009, if the sale price of the Company’s common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than 130% of the conversion price per share of common stock on such last trading day, which was $109.62 per share (the “Stock Price Condition Conversion Clause”);

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

Upon conversion, if the Company elected to pay a sufficiently large portion of the conversion obligation in cash, additional consideration beyond the $373,750,000 of gross proceeds received would be required. As of September 30, 2009, the 4.75% Convertible Subordinated Notes were convertible into 4,432,638 shares of the Company’s common stock.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under a FASB amendment related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), the Company separated the 4.75% Convertible Subordinated Notes into a liability component and an equity component. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds ascribed to the 4.75% Convertible Subordinated Notes as a whole. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification as prescribed in the accounting standard related to the accounting for derivative financial instruments indexed to, and potentially settled in, an entity’s own common stock and the accounting standard related to the accounting for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Issuance and transaction costs incurred at the time of the issuance of the 4.75% Convertible Subordinated Notes with third parties are allocated to the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. Debt issuance costs related to the 4.75% Convertible Subordinated Notes, net of amortization, were $6,862,000 as of September 30, 2009 and equity issuance costs were $2,796,000. Additionally, the Company recorded a deferred tax liability of $21,998,000 in connection with the 4.75% Convertible Subordinated Notes and the Capped Call (see below). The 4.75% Convertible Subordinated Notes consisted of the following (in thousands):

September 30, 2009
Equity component (1)	$104,794

Liability component :
Principal	$373,750
Less: debt discount, net (2)	(101,619)

Net carrying amount	$272,131

(1)	Included in the condensed consolidated balance sheets within additional paid-in capital.
(2)	Included in the condensed consolidated balance sheets within convertible debt and is amortized over the remaining life of the 4.75% Convertible Subordinated Notes.

As of September 30, 2009, the remaining life of the 4.75% Convertible Subordinated Notes was 6.7 years.

The following table sets forth total interest expense recognized related to the 4.75% Convertible Subordinated Notes (in thousands):

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Contractual interest expense	$4,438	$5,375
Amortization of debt issuance costs	259	314
Amortization of debt discount	2,622	3,175

	$7,319	$8,864

Effective interest rate of the liability component	10.88%	10.88%

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

To minimize the impact of potential dilution upon conversion of the 4.75% Convertible Subordinated Notes, the Company entered into capped call transactions (“the Capped Call”) separate from the issuance of the 4.75% Convertible Subordinated Notes and paid a premium of $49,664,000 for the Capped Call. The Capped Call covers a total of approximately 4,432,638 shares of the Company’s common stock, subject to adjustment. Under the Capped Call, the Company effectively raised the conversion price of the 4.75% Convertible Subordinated Notes from $84.32 to $114.82. Depending upon the Company’s stock price at the time the 4.75% Convertible Subordinated Notes are converted, the Capped Call will return up to 1,177,456 shares of the Company’s common stock to the Company; however, the Company will receive no benefit from the Capped Call if the Company’s stock price is $84.32 or lower at the time of conversion and will receive less shares for share prices in excess of $114.82 at the time of conversion than it would have received at a share price of $114.82 (the Company’s benefit from the Capped Call is capped at $114.82 and no additional benefit is received beyond this price). In connection with the Capped Call, the Company recorded a $19,000 derivative loss in its statement of operations for the nine months ended September 30, 2009, and the remaining $49,645,000 was recorded in additional paid-in capital pursuant to the accounting standard related to the accounting for derivative financial instruments indexed to, and potentially settled in, an entity’s own common stock and the accounting standard related to the accounting for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

2.50% Convertible Subordinated Notes

In January 2009, the Company adopted a FASB amendment related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This FASB amendment specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company’s 2.50% Convertible Subordinated Notes fall within the scope of this FASB amendment due to the Company’s ability to elect to repay the 2.50% Convertible Subordinated Notes in cash. This FASB amendment did not impact the Company’s other convertible debt instruments that were outstanding as of January 1, 2009. This accounting standard was applied retrospectively. As a result, the Company adjusted its previously issued comparative condensed consolidated financial statements (see Note 2).

In March 2007, the Company issued $250,000,000 aggregate principal amount of 2.50% Convertible Subordinated Notes due April 15, 2012 (the “2.50% Convertible Subordinated Notes”). Interest is payable semi-annually on April 15 and October 15 of each year, and commenced October 15, 2007. Upon conversion, holders will receive, at the Company’s election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. However, the Company may at any time irrevocably elect for the remaining term of the 2.50% Convertible Subordinated Notes to satisfy its obligation in cash up to 100% of the principal amount of the 2.50% Convertible Subordinated Notes converted, with any remaining amount to be satisfied, at the Company’s election, in shares of its common stock or a combination of cash and shares of its common stock. The 2.50% Convertible Subordinated Notes have an initial conversion rate of 8.9259 shares of common stock per $1,000 principal amount of 2.50% Convertible Subordinated Notes, subject to adjustment. This represents an initial conversion price of approximately $112.03 per share of common stock. As of September 30, 2009, the 2.50% Convertible Subordinated Notes were convertible into 2,231,475 shares of the Company’s common stock.

The Company has determined that the embedded conversion option in the 2.50% Convertible Subordinated Notes is not required to be separately accounted for as a derivative under the accounting standard related to the accounting for derivative and hedging. Under the FASB amendment related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), the Company separated the 2.50% Convertible Subordinated Notes into a liability component and an equity component. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds ascribed to the 2.50% Convertible Subordinated Notes as a whole.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification as prescribed in the accounting standard related to the accounting for derivative financial instruments indexed to, and potentially settled in, an entity’s own common stock and the accounting standard related to the accounting for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Issuance and transaction costs incurred at the time of the issuance of the 2.50% Convertible Subordinated Notes with third parties are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The 2.50% Convertible Subordinated Notes consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Equity component (1)	$53,991	$53,991

Liability component :
Principal	$250,000	$250,000
Less: debt discount, net (2)	(29,753)	(37,476)

Net carrying amount	$220,247	$212,524

(1)	Included in the condensed consolidated balance sheets within additional paid-in capital.
(2)	Included in the condensed consolidated balance sheets within convertible debt and is amortized over the remaining life of the 2.50% Convertible Subordinated Notes.

As of September 30, 2009, the remaining life of the 2.50% Convertible Subordinated Notes was 2.54 years.

The following table sets forth total interest expense recognized related to the 2.50% Convertible Subordinated Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Contractual interest expense	$1,563	$1,563	$4,688	$4,688
Amortization of debt issuance costs	311	313	934	940
Amortization of debt discount	2,612	2,421	7,722	7,157

	$4,486	$4,297	$13,344	$12,785

Effective interest rate of the liability component	8.37%	8.37%	8.37%	8.37%

Singapore Financing

In September 2009, a wholly-owned subsidiary of the Company located in Singapore entered into a 37,000,000 Singapore dollar, or approximately $26,247,000 (using the exchange rate as of September 30, 2009) credit facility agreement (the “Singapore Financing”). The Singapore Financing is comprised of two tranches: (i) Facility A, which is available for drawing upon through March 18, 2010, provides a term loan of up to 34,500,000 Singapore dollars and (ii) Facility B, which is available for drawing upon through September 12, 2010, provides a term loan of up to 2,500,000 Singapore dollars (collectively, the “Loans Payable”). The Loans Payable under the Singapore Financing bear interest at a floating rate (Swap Offer Rate plus 3.65% per annum). Facility A will be repaid in nine semi-annual installments beginning in August 2010 and Facility B will be repaid in eight semi-annual installments beginning in February 2011. The Singapore Financing has a final maturity date of August 31, 2014 and interest is payable in periods of one,

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

three or six months at the election of the Company’s Singaporean subsidiary. The Singapore Financing is guaranteed by the parent, Equinix, and is secured by the assets of the Company’s second IBX center in Singapore. The Singapore Financing has several financial covenants specific to the Company’s operations in Singapore, with which the Company must comply periodically. As of September 30, 2009, the Company had borrowings under the Facility A tranche of 33,500,000 Singapore dollars, or approximately $23,764,000, at an approximate interest rate per annum of 4.15%, leaving 3,500,000 Singapore dollars, or approximately $2,483,000, available for future borrowings under the Singapore Financing.

Bank of America Revolving Credit Line

In February 2009, the Company and one of its wholly-owned subsidiaries, as co-borrower, entered into a $25,000,000 one-year revolving credit facility with Bank of America (the “Bank of America Revolving Credit Line”). The Bank of America Revolving Credit Line will be used primarily to fund the Company’s working capital and to enable the Company to issue letters of credit. The effect of issuing letters of credit under the Bank of America Revolving Credit Line will be to reduce the amount available for borrowing under the Bank of America Revolving Credit Line. The Company may borrow, repay and reborrow under the Bank of America Revolving Credit Line at either the prime rate or at a borrowing margin of 2.75% over one, three or six month LIBOR, subject to a minimum borrowing cost of 3.00%. The Bank of America Revolving Credit Line contains three financial covenants, which the Company must comply with quarterly, consisting of a tangible net worth ratio, a debt service ratio and a senior leverage ratio and is collateralized by the Company’s domestic accounts receivable balances. As of September 30, 2009, the Company was in compliance with all financial covenants in connection with the Bank of America Revolving Credit Line. The Bank of America Revolving Credit Line is available for renewal subject to mutual agreement by both parties. During the nine months ended September 30, 2009, the Company issued nine irrevocable letters of credit totaling $14,717,000 under the Bank of America Revolving Credit Line, which resulted in the release of restricted cash (see “Other Assets” in Note 7). As a result, the amount available to borrow was $10,283,000 as of September 30, 2009.

Convertible Subordinated Debentures

In June 2009, the Company entered into agreements with the holders of the remaining $19,150,000 of the Convertible Subordinated Debentures to exchange an aggregate of 484,809 newly issued shares of the Company’s common stock to settle the Convertible Subordinated Debentures. The number of shares of common stock issued equals the amount issuable upon conversion of the Convertible Subordinated Debentures in accordance with their original terms. As of September 30, 2009, there were no Convertible Subordinated Debentures outstanding.

Netherlands Financing

In June 2009, the Company’s wholly-owned subsidiary in the Netherlands amended senior credit facilities totaling approximately 5,500,000 Euros (“the Netherlands Financing”), which were assumed as a result of the Virtu Acquisition, by entering into a 7,000,000 Euro term loan to replace the previously outstanding senior credit facilities. The Netherlands Financing contains several financial covenants, which the Company must comply with annually, is guaranteed by the Company and is collateralized by substantially all of the Company’s operations in the Netherlands. The Netherlands Financing has a final maturity date of June 30, 2016 with repayment to occur over the remaining seven years in 28 equal quarterly installments starting September 30, 2009. The Netherlands Financing bears interest at a floating rate (three month EURIBOR plus 3.60% per annum). As of September 30, 2009, a total of 7,000,000 Euros, or approximately $10,247,000, was outstanding under the Netherlands Financing.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities

Combined aggregate maturities for the Company’s various debt facilities and other financing obligations as of September 30, 2009 were as follows (in thousands):

	Convertible debt (1)	Mortgage and loans payable (1)		Capital lease and other financing obligations (2)	Total
2009 (three months remaining)	$—	$16,412		$4,317	$20,729
2010	—	53,865		17,596	71,461
2011	—	56,532		19,605	76,137
2012	250,000	145,972	(3)	19,486	415,458
2013	—	36,651		19,587	56,238
2014 and thereafter	769,736	137,932		182,801	1,090,469

	1,019,736	447,364		263,392	1,730,492
Less amount representing interest	—	—		(124,852)	(124,852)
Less amount representing debt discount	(131,372)	—		—	(131,372)
Less amount representing remaining estimated building costs	—	—		(4,640)	(4,640)
Plus amount representing residual property value	—	—		26,626	26,626

	888,364	447,364		160,526	1,496,254
Less current portion of principal	—	(53,101)		(6,347)	(59,448)

	$888,364	$394,263		$154,179	$1,436,806

(1)	Represents principal only.
(2)	Represents principal and interest in accordance with minimum lease payments.
(3)	The loan payable under the Chicago IBX Financing has an initial maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. The Company intends to exercise such extensions.

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

The parties in the approximately 300 coordinated cases, including the Company, the Underwriter Defendants in the Company class action lawsuit, and the plaintiff class in the Company class action lawsuit, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. On October 6, 2009, the Court granted final approval to the settlement. The time to appeal the final approval decision will run on November 5, 2009. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the matter. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows. The Company intends to continue to defend the action vigorously if the settlement is appealed and does not survive the appeal.

On August 22, 2008, a complaint was filed against the Company, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawaii, and arises out of December 2002 agreements pursuant to which the Company merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the internet exchange services business of the Company. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana’s majority shareholders, officers and directors, with the alleged assistance of the Company and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725,000,000 value of the Company held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which adds new plaintiffs (other alleged holders of Pihana common stock) but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed in a separate action by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by the Company and other Defendants. On April 24, 2009, plaintiffs filed a Second Amended Complaint (“SAC”) to correct the naming of certain parties. The SAC is otherwise substantively identical to the Amended Complaint, and all motions to dismiss the Amended Complaint have been treated as responsive to the SAC. On September 1, 2009, the Court heard Defendants’ motions to dismiss the SAC and ruled at the hearing that all claims against all Defendants are time-barred. The Court also considered whether there were further independent grounds for dismissing the claims, and supplemental briefing has been submitted with respect to claims against one defendant. The Court has not yet entered a final Order on the motions to dismiss. The Company believes that plaintiffs’ claims and alleged damages are without merit and it intends to defend the litigation vigorously.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

The Company believes that while an unfavorable outcome to these litigation matters described above is reasonably possible, a range of potential loss cannot be determined at this time. As a result, the Company has not accrued for any amounts in connection with these legal matters as of September 30, 2009. The Company and its officers and directors intend to continue to defend the actions vigorously.

Other Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of September 30, 2009, the Company was contractually committed for $60,427,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of September 30, 2009, such as commitments to purchase power in select locations, primarily in the U.S., Australia, Germany, Singapore and the United Kingdom, through the remainder of 2009 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2009 and thereafter. Such other miscellaneous purchase commitments totaled $86,302,000 as of September 30, 2009.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Other Comprehensive Income and Loss

The components of other comprehensive income (loss) are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income	$18,812	$5,556	$51,709	$10,061
Unrealized gain (loss) on available for sale securities, net of tax of $56, $0, $462 and $0, respectively	78	(717)	635	(964)
Unrealized gain (loss) on interest rate swaps, net of tax of $161, $0, $532 and $0, respectively	221	(3,584)	660	(2,345)
Foreign currency translation gain (loss)	(5,665)	(64,097)	52,618	(57,361)

Comprehensive income (loss)	$13,446	$(62,842)	$105,622	$(50,609)

Changes in foreign currencies, particularly the British pound and Euro, can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translating into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company provides the following segment disclosures as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2009		2008	2009		2008
Total revenues:
United States	$136,334		$114,859	$390,974		$321,302
Europe	60,806		47,297	163,662		132,339
Asia-Pacific	30,418		21,579	85,321		60,356

	$227,558		$183,735	$639,957		$513,997

Total depreciation and amortization:
United States	$25,473		$26,940	$78,317		$74,083
Europe	13,471		10,340	34,239		29,061
Asia-Pacific	5,547		4,355	18,502		12,298

	$44,491		$41,635	$131,058		$115,442

Income from operations:
United States	$31,571		$16,210	$94,260		$44,744
Europe	7,095		3,164	20,408		69
Asia-Pacific	6,892		2,119	15,625		3,932

	$45,558		$21,493	$130,293		$48,745

Capital expenditures:
United States	$32,865		$36,971	$103,216		$129,852
Europe	68,109	(1)	25,453	114,623	(1)	123,703	(2)
Asia-Pacific	15,857		33,021	50,777		75,232

	$116,831		$95,445	$268,616		$328,787

(1)	Includes the purchase price for the Upminster Acquisition, net of cash acquired, which totaled $28,176,000.
(2)	Includes the purchase price for the Virtu Acquisition, net of cash acquired, which totaled $23,241,000.

The Company’s long-lived assets are located in the following geographic areas as of (in thousands):

	September 30, 2009	December 31, 2008
United States	$1,073,221	$1,043,504
Europe	446,787	309,655
Asia-Pacific	183,001	139,671

	$1,703,009	$1,492,830

Revenue information on a services basis is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Colocation	$183,784	$141,938	$514,042	$396,261
Interconnection	27,235	24,115	78,566	68,478
Managed infrastructure	7,020	7,210	21,528	21,720
Rental	295	254	798	812

Recurring revenues	218,334	173,517	614,934	487,271
Non-recurring revenues	9,224	10,218	25,023	26,726

	$227,558	$183,735	$639,957	$513,997

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

No single customer accounted for 10% or greater of the Company’s revenues for the three and nine months ended September 30, 2009 and 2008. No single customer accounted for 10% or greater of the Company’s gross accounts receivable as of September 30, 2009 and December 31, 2008.

12. Restructuring Charges

In February 2009, the Company decided to utilize space it previously abandoned in order to expand its original Los Angeles IBX center. Accordingly, the Company reversed $5,833,000 of accrued restructuring charges associated with a Los Angeles lease during the three months ended March 31, 2009. The Company’s excess space in the New York metro area remains abandoned and continues to be an accrued restructuring charge. During the three months ended June 30, 2009, the Company recorded a reduction to the restructuring charge of $220,000 in connection with its excess space in the New York metro area as a result of revised sublease assumptions.

A summary of the movement in the Company’s accrued restructuring charges from December 31, 2008 to September 30, 2009 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2008	Accretion expense	Restructuring charge adjustment	Cash payments	Accrued restructuring charge as of September 30, 2009
Estimated lease exit costs	$13,311	$339	$(6,053)	$(1,359)	$6,238

	13,311	$339	$(6,053)	$(1,359)	6,238

Less current portion	(6,023)				(1,967)

	$7,288				$4,271

As the Company currently has no plans to enter into a lease termination with the landlord associated with the excess space lease in the New York metro area, the Company has reflected its accrued restructuring liability as both a current and non-current liability. The Company reports accrued restructuring charges within other current liabilities and other liabilities on the accompanying condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008. The Company is contractually committed to this excess space lease through 2015.

13. Subsequent Events

In October 2009, the Company announced that it had entered into an agreement with Switch & Data Facilities Company, Inc. (“Switch and Data”) under which the Company will acquire Switch and Data (“the Switch and Data Acquisition”). Under the terms of the Switch and Data Acquisition, Switch and Data stockholders will have the opportunity to elect to receive either 0.19409 shares of Equinix common stock or $19.06 in cash for each share of Switch and Data stock, valuing the equity of Switch and Data at approximately $689,000,000 based on the closing price of Equinix common stock as of October 20, 2009. The overall consideration to be paid by the Company in the Switch and Data Acquisition will be 80% Equinix common stock and 20% cash. In the event that holders of more than 80% of Switch and Data’s stock elect to receive Equinix common stock or holders of more than 20% of Switch and Data’s stock elect to receive cash, the consideration of the Switch and Data Acquisition will be pro-rated to achieve these proportions. In addition, a portion of the cash consideration payable to Switch and Data stockholders may be replaced by an equivalent amount of Equinix common stock to the extent necessary to enable the Switch and Data Acquisition to qualify as a tax-free exchange. Switch and Data operates 34 data centers in the U.S. and Canada. The combined company will operate under the Equinix name. The Switch and Data Acquisition will be accounted for using the acquisition method of accounting in accordance with the

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

accounting standard related to the accounting for business combinations. The Company anticipates closing the Switch and Data Acquisition in the first quarter of 2010; however, the closing and its timing are subject to the approval of Switch and Data’s stockholders as well as the satisfaction or waiver of other closing conditions.

The Company has evaluated subsequent events through October 23, 2009, which is the date the consolidated financial statements were issued, and determined that there are no subsequent events that would impact the Company’s condensed consolidated financial statements for the quarterly period ended September 30, 2009.

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

In January 2009, we adopted a FASB amendment related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and a FASB amendment related to the accounting for instruments granted in share-based payment transactions that are considered participating securities and, therefore, should be included in the calculation of earnings per share, or EPS. These FASB amendments were applied retrospectively; as a result, we adjusted our previously issued comparative condensed consolidated financial statements. See Note 2 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

During the three months ended September 30, 2009, we assessed and changed the estimated useful lives of certain of our property, plant and equipment. This change is accounted for as a change in accounting estimate on a prospective basis from the three months ended September 30, 2009. See “Property, Plant and Equipment” in Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

In October 2009, as more fully described in Note 13 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we announced our offer to acquire Switch & Data Facilities Company, Inc., which operates 34 data centers in the U.S. and Canada. We refer to this transaction as the Switch and Data acquisition. The Switch and Data acquisition, which is expected to close in the first quarter of 2010, will have a significant impact to our financial position, results of operations and cash flows.

Overview

Equinix provides global data center services that protect and connect the word’s most valued information assets. Global enterprises, financial services companies, and content and network service providers rely upon Equinix’s leading insight and the company’s 45 data centers in 18 markets around the world for the safeguarding of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following data center services: premium data center colocation, interconnection and exchange services, and outsourced IT infrastructure services. As of September 30, 2009, we operated IBX centers in the Chicago, Dallas, Los Angeles, New York, Silicon

Valley and Washington, D.C. metro areas in the United States; France, Germany, the Netherlands, Switzerland and the United Kingdom in the Europe region; and Australia, Hong Kong, Japan and Singapore in the Asia-Pacific region. In February 2008, we acquired Virtu Secure Webservices B.V., or Virtu, based in the Netherlands to supplement our European operations. We refer to this transaction as the Virtu acquisition. In July 2009, we acquired Upminster GmbH, or Upminster, based in Germany to supplement our European operations. We refer to this transaction as the Upminster acquisition.

Equinix leverages our global data centers in 18 markets around the world as a global service delivery platform which serve more than 90% of the world’s Internet routes and allows our customers to increase information and application delivery performance while significantly reducing costs. Based on our global delivery platform and the quality of our IBX centers, we believe we have established a critical mass of customers. As more customers locate in our IBX centers, it benefits their suppliers and business partners to colocate as well in order to gain the full economic and performance benefits of our services. These partners, in turn, pull in their business partners, creating a “marketplace” for their services. Our global delivery platform enables scalable, reliable and cost-effective colocation, interconnection and traffic exchange thus lowering overall cost and increasing flexibility. Our focused business model is based on our critical mass of customers and the resulting “marketplace” effect. This global delivery platform, combined with our strong financial position, continue to drive new customer growth and bookings as we drive scale into our global business.

Historically, our market has been served by large telecommunications carriers who have bundled their telecommunications products and services with their colocation offerings. The data center services market landscape has evolved to include cloud computing/utility providers, application hosting providers and systems integrators, managed infrastructure hosting providers and colocation providers with over 350 companies providing data center services in the United States alone. Each of these data center services providers can bundle various colocation, interconnection and network services, and outsourced IT infrastructure services. We are able to offer our customers a global platform that supports global reach to 10 countries, proven operational reliability, improved application performance and network choice, and a highly scalable set of services. We believe this is a distinct and sustainable competitive advantage.

Our customer count increased to 2,966 as of September 30, 2009 versus 2,203 as of September 30, 2008, an increase of 35%. Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available taking into account power limitations. Our utilization rate increased to 81% as of September 30, 2009 versus approximately 78% as of September 30, 2008; however, excluding the impact of our IBX center expansion projects that have opened during the last 12 months, our utilization rate would have been approximately 86% as of September 30, 2009. Our utilization rate varies from market to market among our IBX centers across the U.S., Europe and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX centers to support power and cooling needs twice that of previous IBX centers. We could face power limitations in our centers even though we may have additional physical cabinet capacity available within a specific IBX center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service offerings such as our recent announcement of the Switch and Data acquisition. As was the case with our recent expansions and acquisitions, our expansion criteria will be dependent on a number of factors such as demand from new and existing customers, quality of the design, power capacity, access to networks, capacity availability in the current market location, amount of incremental investment required by us in the targeted property, lead-time to break-even and in-place customers. Like our recent expansions and acquisitions, the right combination of these factors may be attractive to us. Depending on the circumstances, these transactions may require additional capital expenditures funded by upfront cash payments or through long-term financing arrangements in order to bring these properties up to Equinix standards. Property expansion may be in the form of purchases of real property, long-term leasing arrangements or acquisitions. Future purchases, construction or acquisitions may be completed by us or with partners or potential customers to minimize the outlay of cash, which can be significant.

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

Results of Operations

Our results of operations for the nine months ended September 30, 2008 include the operations of Virtu from February 5, 2008 to September 30, 2008. Our results of operations for the three and nine months ended September 30, 2009 include the operations of Upminster from July 22, 2009 to September 30, 2009.

Three Months Ended September 30, 2009 and 2008

Revenues. Our revenues for the three months ended September 30, 2009 and 2008 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three months ended September 30,				Change
	2009	%	2008	%	$	%
U.S:
Recurring revenues	$132,307	58%	$109,422	60%	$22,885	21%
Non-recurring revenues	4,027	2%	5,437	3%	(1,410)	(26)%

	136,334	60%	114,859	63%	21,475	19%

Europe:
Recurring revenues	56,913	25%	44,174	23%	12,739	29%
Non-recurring revenues	3,893	2%	3,123	2%	770	25%

	60,806	27%	47,297	25%	13,509	29%

Asia-Pacific:
Recurring revenues	29,114	13%	19,921	11%	9,193	46%
Non-recurring revenues	1,304	0%	1,658	1%	(354)	(21)%

	30,418	13%	21,579	12%	8,839	41%

Total:
Recurring revenues	218,334	96%	173,517	94%	44,817	26%
Non-recurring revenues	9,224	4%	10,218	6%	(994)	(10)%

	$227,558	100%	$183,735	100%	$43,823	24%

U.S. Revenues. The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers, as well as selective price increases in each of our IBX markets. During the three months ended September 30, 2009, we recorded approximately $17.6 million of revenue generated from our recently-opened IBX centers or IBX center expansions in the Chicago, Los Angeles and New York metro areas. We expect that our U.S. revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX centers and additional expansions currently taking place in the Chicago, Los Angeles, New York, Silicon Valley and Washington, D.C. metro areas, all of which are expected to open in 2010.

Europe Revenues. Our revenues from the United Kingdom, the largest revenue contributor in the Europe region, represented approximately 36% and 37%, respectively, of the regional revenues for the three months ended September 30, 2009 and 2008. As in the U.S., Europe revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers. During the three months ended September 30, 2009, we recorded approximately $2.5 million of revenue from our recently-opened IBX centers or IBX center expansions in the Amsterdam, Frankfurt and Paris metro areas. We expect that our Europe revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX centers or IBX center expansions and additional expansions currently taking place in the Frankfurt, Geneva, London and Zurich metro areas, all of which are expected to open during the remainder of 2009 and the first half of 2010.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 37% and 38%, respectively, of the regional revenues for the three months ended September 30, 2009 and 2008. As in the U.S., Asia-Pacific revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers, as well as selective price increases in each of our IBX markets. During the three months ended September 30, 2009, we recorded approximately $7.1 million of revenue generated from our IBX centers or IBX center expansions in the Hong Kong, Singapore and Sydney metro areas. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX centers or IBX center expansions.

Cost of Revenues. Our cost of revenues for the three months ended September 30, 2009 and 2008 were split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				Change
	2009	%	2008	%	$	%
U.S.	$69,223	55%	$63,832	58%	$5,391	8%
Europe	40,358	32%	32,727	30%	7,631	23%
Asia-Pacific	16,426	13%	13,346	12%	3,080	23%

Total	$126,007	100%	$109,905	100%	$16,102	15%

	Three months ended September 30,
	2009	2008
Cost of revenues as a percentage of revenues:
U.S.	51%	56%
Europe	66%	69%
Asia-Pacific	54%	62%
Total	55%	60%

U.S. Cost of Revenues. U.S. cost of revenues for the three months ended September 30, 2009 and 2008 included $24.4 million and $24.9 million, respectively, of depreciation expense. During the three months ended September 30, 2009, we revised the estimated useful lives of certain of our property, plant and equipment. As a result, our U.S. depreciation expense decreased by $2.3 million during the three months ended September 30, 2009; however, this decrease was mostly offset by additional depreciation expense of $1.8 million due to our IBX center expansion activity. Excluding depreciation, the increase in U.S. cost of revenues was primarily due to overall growth related to our revenue growth and costs associated with our expansion projects, including an increase of $3.2 million in rent and facility costs and an increase of $1.8 million in utility costs as a result of increased customer installations. We expect U.S. cost of revenues to increase as we continue to grow our business.

Europe Cost of Revenues. Europe cost of revenues for the three months ended September 30, 2009 and 2008 included $11.8 million and $8.3 million, respectively, of depreciation expense. Growth in depreciation expense of $3.8 million was primarily due to our IBX center expansion activity; however, this growth was partially offset by a $307,000 decrease in depreciation expense as we revised the estimated useful lives of certain of our property, plant and equipment during the three months ended September 30, 2009. Excluding depreciation expense, the increase in Europe cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in connection with revenue growth, such as $2.2 million of higher utility costs arising from increased customer installations and revenues attributed to customer growth. We expect Europe cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the three months ended September 30, 2009 and 2008 included $5.3 million and $4.2 million, respectively, of depreciation expense. Growth in depreciation expense of $3.3 million was primarily due to our IBX center expansion activity; however, this growth was partially offset by a $2.2 million decrease in depreciation expense as we revised the estimated useful lives of certain of our property, plant and equipment during the three months ended September 30, 2009. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in connection with revenue growth. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended September 30, 2009 and 2008 were split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				Change
	2009	%	2008	%	$	%
U.S.	$8,833	57%	$9,628	60%	$(795)	(8)%
Europe	4,094	26%	4,181	26%	(87)	(2)%
Asia-Pacific	2,616	17%	2,200	14%	416	19%

Total	$15,543	100%	$16,009	100%	$(466)	(3)%

	Three months ended September 30,
	2009	2008
Sales and marketing expenses as a percentage of revenues:
U.S.	6%	8%
Europe	7%	9%
Asia-Pacific	9%	10%
Total	7%	9%

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

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to higher compensation costs, including general salaries, bonuses and stock-based compensation expense. We expect Asia-Pacific sales and marketing expenses to increase as we continue to grow our business; however, as a percentage of revenues, we expect them to decrease.

General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2009 and 2008 were split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				Change
	2009	%	2008	%	$	%
U.S.	$26,387	68%	$24,390	69%	$1,997	8%
Europe	8,200	21%	7,225	20%	975	13%
Asia-Pacific	4,484	11%	3,914	11%	570	15%

Total	$39,071	100%	$35,529	100%	$3,542	10%

	Three months ended September 30,
	2009	2008
General and administrative expenses as a percentage of revenues:
U.S.	19%	21%
Europe	13%	15%
Asia-Pacific	15%	18%
Total	17%	19%

U.S. General and Administrative Expenses. The increase in U.S. general and administrative expenses was primarily due to higher compensation costs, including general salaries, bonuses and headcount growth (295 U.S. general and administrative employees as of September 30, 2009 versus 251 as of September 30, 2008). Going forward, although we are carefully monitoring our spending given the current economic environment, we expect U.S. general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we expect them to decrease.

Europe General and Administrative Expenses. The increase in Europe general and administrative expenses was primarily due to higher compensation costs, including general salaries, bonuses, stock-based compensation expense and headcount growth (105 Europe general and administrative employees as of September 30, 2009 versus 85 as of September 30, 2008). Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our Europe general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth and in connection with various ongoing integration initiatives related to investments in systems and internal control compliance; however, as a percentage of revenues, we expect them to decrease.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to higher compensation costs, including stock-based compensation expense and headcount growth (105 Asia-Pacific general and administrative employees as of September 30, 2009 versus 83 as of September 30, 2008). Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we expect them to decrease.

Restructuring Charges. During the three months ended September 30, 2008, we recorded a restructuring charge adjustment of $799,000 from revised sublease assumptions on our excess space lease in the Los Angeles metro area. During the three months ended September 30, 2009, no restructuring charge was recorded.

Acquisition Costs. During the three months ended September 30, 2009, we recorded acquisition costs totaling $1.4 million, primarily related to the Upminster acquisition. During the three months ended September 30, 2008, no acquisition costs were recorded.

Interest Income. Interest income decreased to $353,000 for the three months ended September 30, 2009 from $2.0 million for the three months ended September 30, 2008. Interest income decreased primarily due to lower yields on invested balances. The average yield for the three months ended September 30, 2009 was 0.36% versus 2.23% for the three months ended September 30, 2008. We expect our interest income to remain at these low levels for the foreseeable future due to a low interest rate environment and as we continue to utilize our cash to finance our expansion activities.

Interest Expense. Interest expense increased to $22.3 million for the three months ended September 30, 2009 from $15.7 million for the three months ended September 30, 2008. The increase in interest expense was primarily due to higher loan balances as a result of loan drawdowns and new financings entered into during 2008 and 2009 consisting of (i) our $373.8 million 4.75% convertible subordinated notes offering in June 2009, (ii) our Netherlands financing, of which $10.2 million was outstanding as of September 30, 2009 with an approximate interest rate of 3.6% per annum as compared to $6.1 million outstanding as of September 30, 2008 with an approximate interest rate of 6.5% per annum and (iii) our Asia-Pacific financing, of which $73.0 million was outstanding as of September 30, 2009 with an approximate blended interest rate of 3.0% per annum as compared to $65.4 million outstanding as of September 30, 2008 with an approximate blended interest rate of 4.28% per annum. The increase was partially offset by higher capitalized interest expense, repayment of some loans and the partial conversions of certain of our convertible subordinated debentures in November 2008 and June 2009. During the three months ended September 30, 2009 and 2008, we capitalized $2.6 million and $2.0 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we fully utilize or recognize the full impact of our existing financings and as we complete expansion efforts and cease to capitalize interest expense.

Other-Than-Temporary Impairment Loss On Investments. For the three months ended September 30, 2008, we recorded a $1.5 million other-than-temporary impairment loss on one of our money market accounts as more fully described in Note 7 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report. During the three months ended September 30, 2009, we did not record any other-than-temporary impairment losses on our investments.

Other Income (Expense). For the three months ended September 30, 2009, we recorded $2.5 million of other income, primarily attributable to foreign currency exchange gains during the period. For the three months ended September 30, 2008, we recorded $520,000 of other expense, primarily attributable to foreign currency exchange losses during the period.

Income Taxes. For the three months ended September 30, 2009, we recorded $7.3 million of income tax expense. The tax expense recorded in the three months ended September 30, 2009 was a result of applying the annual effective tax rates estimated for the year to the operating results of the period, partially offset by income tax benefits due to the release of valuation allowance of $4.0 million associated with our Hong Kong operations. For the three months ended September 30, 2008, we recorded $187,000 of income tax expense attributable to our foreign operations. Our effective tax rates were 28.0% and 3.3% for the three months ended September 30, 2009 and 2008, respectively. The increase in our effective tax rate is primarily a result of our domestic operations no longer carrying a valuation allowance against the net deferred tax assets of those operations which achieved sufficient profitability in the fourth quarter of 2008. We have not incurred any meaningful cash income tax expense since inception and we do not expect to incur any significant cash income tax expense during the remainder of 2009 because we still have a large amount of net operating loss carry-forwards in all of the jurisdictions in which we operate, which can be used to offset the taxable profit generated in 2009. The cash tax for 2009 is primarily for the U.S. Alternative Minimum Tax, the foreign income tax in the United Kingdom and the California state income tax as a result of California temporarily suspending the utilization of net operating loss carry-forwards. Additionally, we may recognize income tax benefits attributable to certain of our foreign operations in future periods as a result of the release of our remaining valuation allowances.

Nine Months Ended September 30, 2009 and 2008

Revenues. Our revenues for the nine months ended September 30, 2009 and 2008 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Nine months ended September 30,				Change
	2009	%	2008	%	$	%
U.S:
Recurring revenues	$380,490	59%	$308,319	60%	$72,171	23%
Non-recurring revenues	10,484	2%	12,983	2%	(2,499)	(19)%

	390,974	61%	321,302	62%	69,672	22%

Europe:
Recurring revenues	153,328	24%	123,365	24%	29,963	24%
Non-recurring revenues	10,334	2%	8,974	2%	1,360	15%

	163,662	26%	132,339	26%	31,323	24%

Asia-Pacific:
Recurring revenues	81,116	13%	55,587	11%	25,529	46%
Non-recurring revenues	4,205	0%	4,769	1%	(564)	(12)%

	85,321	13%	60,356	12%	24,965	41%

Total:
Recurring revenues	614,934	96%	487,271	95%	127,663	26%
Non-recurring revenues	25,023	4%	26,726	5%	(1,703)	(6)%

	$639,957	100%	$513,997	100%	$125,960	25%

U.S. Revenues. The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers, as well as selective price increases in each of our IBX markets. During the nine months ended September 30, 2009, we recorded approximately $47.3 million of revenue generated from our recently-

opened IBX centers or IBX center expansions in the Chicago, Los Angeles and New York metro areas. We expect that our U.S. revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX centers or IBX center expansions and additional expansions currently taking place in the Chicago, Los Angeles, New York, Silicon Valley and Washington, D.C. metro areas, all of which are expected to open during 2010.

Europe Revenues. Our revenues from the United Kingdom, the largest revenue contributor in the Europe region, represented approximately 37% and 39%, respectively, of the regional revenues for the nine months ended September 30, 2009 and 2008. As in the U.S., Europe revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers. During the nine months ended September 30, 2009, we recorded approximately $28.2 million of revenue from our recently-opened IBX centers or IBX center expansions in the Amsterdam, Frankfurt, London and Paris metro areas. We expect that our Europe revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX centers or IBX center expansions and additional expansions currently taking place in the Amsterdam, Geneva, Frankfurt, London and Zurich metro areas, all of which are expected to open during the remainder of 2009 and the first half of 2010.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 36% of the regional revenues for both the nine months ended September 30, 2009 and 2008. As in the U.S., Asia-Pacific revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX centers, as well as selective price increases in each of our IBX markets. During the nine months ended September 30, 2009, we recorded approximately $17.4 million of revenue generated from our IBX centers or IBX center expansions in the Hong Kong, Singapore and Sydney metro areas. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX centers or IBX center expansions.

Cost of Revenues. Our cost of revenues for the nine months ended September 30, 2009 and 2008 were split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				Change
	2009	%	2008	%	$	%
U.S.	$199,701	56%	$175,721	57%	$23,980	14%
Europe	106,798	30%	92,608	30%	14,190	15%
Asia-Pacific	49,847	14%	38,124	13%	11,723	31%

Total	$356,346	100%	$306,453	100%	$49,893	16%

	Nine months ended September 30,
	2009	2008
Cost of revenues as a percentage of revenues:
U.S.	51%	55%
Europe	65%	70%
Asia-Pacific	58%	63%
Total	56%	60%

U.S. Cost of Revenues. U.S. cost of revenues for the nine months ended September 30, 2009 and 2008 included $73.9 million and $67.7 million, respectively, of depreciation expense. Growth in depreciation expense of $8.5 million was due to our IBX center expansion activity; however, this growth was partially offset by a $2.3 million decrease in depreciation expense as we revised the estimated useful lives of certain of our property, plant and equipment during the three months ended September 30, 2009. Excluding depreciation, the increase in U.S. cost of revenues was primarily due to overall growth related to our revenue growth and costs associated with our expansion projects, including (i) an increase of $8.1 million in utility costs as a result of increased customer installations, (ii) an increase of $6.7 million in rent and facility costs and (iii) $3.9 million in higher compensation costs, primarily as a result of headcount growth (302 U.S. employees as of September 30, 2009 versus 275 as of September 30, 2008). We expect U.S. cost of revenues to increase as we continue to grow our business.

Europe Cost of Revenues. Europe cost of revenues for the nine months ended September 30, 2009 and 2008 included $29.5 million and $23.1 million, respectively, of depreciation expense. Growth in depreciation expense of $6.7 million was primarily due to our IBX center expansion activity; however, this growth was partially offset by a $307,000 decrease in depreciation expense as we revised the estimated useful lives of certain of our property, plant and equipment during the three months ended September 30, 2009. Excluding depreciation expense, the increase in Europe cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in connection with revenue growth, such as $6.5 million of higher utility costs arising from increased customer installations and revenues attributed to customer growth. We expect Europe cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the nine months ended September 30, 2009 and 2008 included $18.0 million and $11.9 million, respectively, of depreciation expense. Growth in depreciation expense of $8.3 million was primarily due to our IBX center expansion activity; however, this growth was partially offset by a $2.2 million decrease in depreciation expense as we revised the estimated useful lives of certain of our property, plant and equipment during the three months ended September 30, 2009. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in connection with revenue growth, such as $3.1 million of higher utility costs arising from increased customer installations and revenues attributed to customer growth. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the nine months ended September 30, 2009 and 2008 were split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				Change
	2009	%	2008	%	$	%
U.S.	$26,297	57%	$26,799	57%	$(502)	(2)%
Europe	12,756	28%	13,361	29%	(605)	(5)%
Asia-Pacific	7,262	15%	6,490	14%	772	12%

Total	$46,315	100%	$46,650	100%	$(335)	(1)%

	Nine months ended September 30,
	2009	2008
Sales and marketing expenses as a percentage of revenues:
U.S.	7%	8%
Europe	8%	10%
Asia-Pacific	9%	11%
Total	7%	9%

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

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to higher compensation costs, including general salaries, bonuses and stock-based compensation expense. We expect Asia-Pacific sales and marketing expenses to increase as we continue to grow our business; however, as a percentage of revenues, we expect them to decrease.

General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2009 and 2008 were split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				Change
	2009	%	2008	%	$	%
U.S.	$76,449	69%	$73,239	65%	$3,210	4%
Europe	22,641	20%	26,301	24%	(3,660)	(14)%
Asia-Pacific	12,587	11%	11,810	11%	777	7%

Total	$111,677	100%	$111,350	100%	$327	0%

	Nine months ended September 30,
	2009	2008
General and administrative expenses as a percentage of revenues:
U.S.	20%	23%
Europe	14%	20%
Asia-Pacific	15%	20%
Total	17%	22%

U.S. General and Administrative Expenses. The increase in our U.S. general and administrative expenses was primarily due to compensation costs, including general salaries, bonuses and headcount growth (295 U.S. general and administrative employees as of September 30, 2009 versus 251 as of September 30, 2008). Going forward, although we are carefully monitoring our spending given the current economic environment, we expect U.S. general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we expect them to decrease.

Europe General and Administrative Expenses. The decrease in our Europe general and administrative expenses was primarily due to a $3.1 million one-time stock-based compensation charge due to equity award modifications related to the resignation of two senior officers in Europe during the nine months ended September 30, 2008. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our Europe general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth and in connection with various ongoing integration initiatives related to investments in systems and internal control compliance; however, as a percentage of revenues, we expect them to decrease.

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

Restructuring Charges. During the nine months ended September 30, 2009, we recorded reductions of restructuring charges totaling $6.1 million, primarily due to a reversal of a restructuring charge accrual of $5.8 million for our excess space in the Los Angeles metro area as a result of our decision to utilize this space to expand our original Los Angeles IBX center. Our excess space lease in the New York metro area remains abandoned and continues to carry a restructuring charge. During the nine months ended September 30, 2008, we recorded a restructuring charge adjustment of $799,000 from revised sublease assumptions on our excess space lease in the Loss Angeles metro area.

Acquisition Costs. During the nine months ended September 30, 2009, we recorded acquisition costs totaling $1.4 million, primarily related to the Upminster acquisition. During the nine months ended September 30, 2008, we did not expense direct acquisition costs pursuant to the accounting standard applicable to that period.

Interest Income. Interest income decreased to $1.9 million for the nine months ended September 30, 2009 from $7.8 million for the nine months ended September 30, 2008. Interest income decreased primarily due to lower yields on invested balances. The average yield for the nine months ended September 30, 2009 was 0.64% versus 3.0% for the nine months ended September 30, 2008. We expect our interest income to remain at these low levels for the foreseeable future due to a low interest rate environment and as we continue to utilize our cash to finance our expansion activities.

Interest Expense. Interest expense was $51.6 million and $45.2 million, respectively, for the nine months ended September 30, 2009 and 2008. The increase in interest expense was primarily due to higher loan balances as a result of loan drawdowns and new financings entered into during 2008 and 2009 consisting of (i) our $373.8 million 4.75% convertible subordinated notes offering in June 2009, (ii) our Netherlands financing, of which $10.2 million was outstanding as of September 30, 2009 with an approximate interest rate of 3.6% per annum as compared to $6.1 million outstanding as of September 30, 2008 with an approximate interest rate of 6.5% per annum and (iii) our Asia-Pacific financing, of which $73.0 million was outstanding as of September 30, 2009 with an approximate blended interest rate of 3.0% per annum as compared to $65.4 million outstanding as of September 30, 2008 with an approximate blended interest rate of 4.28% per annum. The increase was partially offset by higher capitalized interest expense, repayment of some loans and the partial conversions of certain of our convertible subordinated debentures in November 2008 and June 2009. During the nine months ended September 30, 2009 and 2008, we capitalized $10.4 million and $6.7 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we fully utilize or recognize the full impact of our existing financings, including the $373.8 million 4.75% convertible subordinated notes offering and the Singapore financing, and as we complete expansion efforts and cease to capitalize interest expense.

Other-Than-Temporary Impairment Loss On Investments. For the nine months ended September 30, 2009 and 2008, we recorded $2.7 million and $1.5 million, respectively, of other-than-temporary impairment losses on one of our money market accounts as more fully described in Note 7 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report.

Other Income (Expense). For the nine months ended September 30, 2009 and 2008, we recorded $3.7 million and $602,000, respectively, of other income, primarily attributable to foreign currency exchange gains during the periods.

Income Taxes. For the nine months ended September 30, 2009 and 2008, we recorded $29.9 million and $400,000, respectively, of income tax expense. The tax expense recorded in the nine months ended September 30, 2009 was a result of applying the annual effective tax rates estimated for the year to the operating results of the period, partially offset by income tax benefits due to the release of valuation allowance of $4.0 million associated with our Hong Kong operations. The income tax expense recorded in the nine months ended September 30, 2008 was attributable to our foreign operations. Our effective tax rates were 36.6% and 3.8% for the nine months ended September 30, 2009 and 2008, respectively. The increase in our effective tax rate is primarily a result of our domestic operations no longer carrying a valuation allowance against the net deferred tax assets of those operations which achieved sufficient profitability in the fourth quarter of 2008. We have not incurred any meaningful cash income tax expense since inception and we do not expect to incur any significant cash income tax expense during the remainder of 2009 because we still have a large amount of net operating loss carry-forwards in all the jurisdictions in which we operate, which can be used to offset the taxable profit generated in 2009. The cash tax for 2009 is primarily for the U.S. Alternative Minimum Tax, the foreign income tax in the United Kingdom and the California state income tax as a result of California temporarily suspending the utilization of net operating loss carry-forwards. Additionally, we may recognize income tax benefits attributable to certain of our foreign operations in future periods as a result of the release of our remaining valuation allowances.

Liquidity and Capital Resources

As of September 30, 2009, our total indebtedness was comprised of (i) convertible debt principal totaling $1.0 billion from our 2.50% convertible subordinated notes (gross of discount), our 3.00% convertible subordinated notes and our 4.75% convertible subordinated notes (gross of discount) and (ii) non-convertible debt and financing obligations totaling $607.9 million of principal from our Washington D.C. metro area IBX capital lease, San Jose IBX equipment and fiber financing, Chicago IBX equipment financing, Los Angeles IBX financing, Paris metro area IBX capital lease, Ashburn campus mortgage payable, Chicago IBX financing, Asia-Pacific financing, European financing, Netherlands financing, Singapore financing and other financing obligations.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of our current portion of debt due, and to complete our publicly-announced expansion projects, as well as the Switch and Data acquisition, of which 20% of the total purchase price is payable in cash, for at least the next 12 months. As of September 30, 2009, we had $627.4 million of cash, cash equivalents and short-term and long-term investments. Besides our investment portfolio and any financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base and have continued to experience relatively strong collections, if the current market conditions were to deteriorate further, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity.

As of September 30, 2009, we had a total of approximately $16.0 million of additional liquidity available to us, which consists of (i) $3.2 million under the European financing for general working capital purposes, (ii) $10.3 million under the $25.0 million Bank of America revolving credit line and (iii) $2.5 million under the Singapore financing. Our indebtedness as of September 30, 2009, as noted above, consisted of $607.9 million of non-convertible senior debt. Although these are committed facilities, most of which are fully drawn or utilized and for which we are amortizing debt repayments of either principal and/or interest only, and we are in full compliance with all covenants related to them effective September 30, 2009, deteriorating market and liquidity conditions may give rise to issues which may impact the lenders’ ability to hold these debt commitments to their full term.

While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and to complete our publicly-announced IBX expansion plans, we may pursue additional expansion opportunities, primarily the build-out of new IBX centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions. While we will be able to fund some of these expansion plans with our existing resources, additional financing, either debt or equity, may be required to pursue certain of these additional expansion plans. However, if current market conditions were to deteriorate further, we may be unable to secure additional financing or any such additional financing may be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

Sources and Uses of Cash

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Net cash provided by operating activities	$272,982	$191,263
Net cash used in investing activities	(542,494)	(434,850)
Net cash provided by financing activities	326,520	112,950

Operating Activities. The increase in net cash provided by operating activities was primarily due to improved operating results as discussed above, strong collections of accounts receivable and management of vendor payments. We expect that we will continue to generate cash from our operating activities during the remainder of 2009 and beyond.

Investing Activities. The increase in net cash used in investing activities was primarily due to higher purchase of investments, partially offset by lower capital expenditures. We expect that our IBX expansion activity during 2009 will be less than in 2008 as we carefully manage investing activities during the current economic environment.

Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2009 was primarily the result of $373.8 million in gross proceeds from our 4.75% convertible notes offering and proceeds from our Singapore financing and employee equity awards, partially offset by repayments of our debt facilities and the costs of our capped call transactions entered into in connection with our $373.8 million 4.75% convertible subordinated notes offering. Net cash provided by financing activities during the nine months ended September 30, 2008 was primarily due to loan drawdowns for ongoing expansion projects. We expect that our financing activities will consist primarily of repayment of our debt during the remainder of 2009.

Debt Obligations

4.75% Convertible Subordinated Notes. In June 2009, we issued $373.8 million aggregate principal amount of 4.75% convertible subordinated notes due June 15, 2016. Interest is payable semi-annually on June 15 and December 15 of each year, beginning December 15, 2009. The initial conversion rate is 11.8599 shares of common stock per $1,000 principal amount of 4.75% convertible subordinated notes, subject to adjustment. This represents an initial conversion price of approximately $84.32 per share of common stock. Upon conversion, holders will receive, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. As of September 30, 2009, the 4.75% convertible subordinated notes were convertible into 4.4 million shares of our common stock.

Holders of the 4.75% convertible subordinated notes may convert their notes under certain defined circumstances, including during any fiscal quarter (and only during that fiscal quarter) ending after September 30, 2009, if the sale price of our common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than 130% of the conversion price per share of common stock on such last trading day, which was $119.60 per share as of September 30, 2009 or at any time on or after March 15, 2016.

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

2.50% Convertible Subordinated Notes. In January 2009, we adopted a FASB amendment related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). As a result, we have separately accounted for the liability and equity components of our 2.50% convertible subordinated notes. See “2.50% Convertible Subordinated Notes” in Note 8 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Convertible Subordinated Debentures. In June 2009, we entered into agreements with the holders of the remaining $19.2 million of these convertible subordinated debentures to exchange an aggregate of 484,809 newly issued shares of our common stock to settle the convertible subordinated debentures. The number of shares of common stock issued equals the amount issuable upon conversion of the convertible subordinated debentures in accordance with their original terms. As of September 30, 2009, there were no convertible subordinated debentures outstanding.

Singapore Financing. In September 2009, our wholly-owned subsidiary in Singapore entered into a 37.0 million Singapore dollar, or approximately $26.2 million (using the exchange rate as of September 30, 2009) credit facility agreement, which is referred to as the Singapore financing. The Singapore financing is comprised of two tranches: (i) Facility A, which is available for drawing upon through March 18, 2010, provides a term loan of up to 34.5 million Singapore dollars and (ii) Facility B, which is available for drawing upon through September 12, 2010, provides a term loan of up to 2.5 million Singapore dollars. The loans payable under the Singapore financing bear interest at a floating rate (Swap offer rate plus 3.65% per annum). Facility A will be repaid in nine semi-annual installments beginning August 2010 and Facility B will be repaid in eight semi-annual installments beginning February 2011. The Singapore financing has a final maturity date of August 31, 2014 and interest is payable in periods of one, three or six months at the election of our Singaporean subsidiary. The Singapore financing is guaranteed by the parent, Equinix, and is secured by the assets of our second IBX center in Singapore. The Singapore financing has several financial covenants specific to our operations in Singapore, with which we must comply periodically. As of September 30, 2009, we had borrowings under the Facility A tranche of 33.5 million Singapore dollars, or approximately $23.8, at an approximate interest rate per annum of 4.15%, leaving 3.5 million Singapore dollars, or approximately $2.5 million, available for future borrowings under the Singapore financing.

Netherlands Financing. In June 2009, our wholly-owned subsidiary in the Netherlands amended a 5.5 million Euro senior credit facility, which is referred to as the Netherlands financing, which was assumed as a result of the Virtu acquisition, by entering into a 7.0 million Euro term loan to replace the previously outstanding senior credit facility. The Netherlands financing contains several financial covenants, which we must comply with annually, is guaranteed by us and is collateralized by substantially all of our operations in the Netherlands. The Netherlands financing has a final maturity date of June 30, 2016 with repayment to occur over the remaining seven years in 28 equal quarterly installments starting September 30, 2009. The Netherlands financing bears interest at a floating rate (three month EURIBOR plus 3.60% per annum). As of September 30, 2009, a total of 7.0 million Euros, or approximately $10.2 million, was outstanding under the Netherlands financing.

$25.0 Million Bank of America Revolving Credit Line. In February 2009, we entered into a $25.0 million one-year revolving credit facility with Bank of America, which is referred to as the $25.0 million Bank of America revolving credit line. The $25.0 million Bank of America revolving credit line will be used primarily to fund our working capital and to enable us to issue letters of credit. The effect of issuing letters of credit under the $25.0 million Bank of America revolving credit line will be to reduce the amount available for borrowing under the $25.0 million Bank of America revolving credit line. We may borrow, repay and reborrow under the $25.0 million Bank of America revolving credit line at either the prime rate or at a borrowing margin of 2.75% over one, three or six month LIBOR, subject to a minimum borrowing cost of 3.00%. The $25.0 million Bank of America revolving credit line contains three financial covenants, which we must comply with quarterly, consisting of a tangible net worth ratio, a debt service ratio and a senior leverage ratio and is collateralized by our domestic accounts receivable balances. As of September 30, 2009, we were in compliance with all financial covenants in connection with the Bank of America revolving credit line. The $25.0 million Bank of America revolving credit line is available for renewal subject to mutual agreement by both parties. During the nine months ended September 30, 2009, we entered into nine irrevocable letters of credit totaling $14.7 million under the $25.0 million Bank of America revolving credit line, which resulted in our release of restricted cash to unrestricted cash. As a result, the amount available to borrow was $10.3 million as of September 30, 2009.

Contractual Obligations and Off-Balance Sheet Arrangements

We lease a majority of our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2027. The following represents our debt maturities, financings, leases and other contractual commitments as of September 30, 2009 (in thousands):

	2009 (3 months)	2010	2011	2012		2013	2014 and thereafter	Total
Convertible debt (1)	$—	$—	$—	$250,000		$—	$769,736	$1,019,736
Chicago IBX financing (1)	—	—	—	109,991	(5)	—	—	109,991
Asia-Pacific financing (1)	8,116	32,463	28,379	4,032		—	—	72,990
European financing (1)	4,403	15,923	17,685	21,243		25,646	50,555	135,455
Netherlands financing (1)	732	1,464	1,464	1,464		1,464	3,659	10,247
Singapore financing (1)	—	1,188	5,941	5,941		5,941	4,753	23,764
Interest (2)	13,254	52,184	44,952	34,090		31,298	53,793	229,571
Mortgage payable (3)	2,541	10,164	10,164	10,164		10,165	123,339	166,537
Other note payable (3)	2,500	—	—	—		—	—	2,500
Capital lease and other financing obligations (3)	4,317	17,596	19,605	19,486		19,587	182,801	263,392
Operating leases under accrued restructuring charges (3)	642	2,193	2,266	2,455		2,471	3,946	13,973
Operating leases (4)	14,613	64,368	62,539	61,503		62,563	322,627	588,213
Other contractual commitments (4)	94,482	34,464	17,011	771		—	—	146,728

	$145,600	$232,007	$210,006	$521,140		$159,135	$1,515,209	$2,783,097

(1)	Represents principal only.
(2)	Represents interest on convertible debt, Chicago IBX financing, Asia-Pacific financing, European financing and Netherlands financing based on their approximate interest rates as of September 30, 2009.
(3)	Represents principal and interest.
(4)	Represents off-balance sheet arrangements. Other contractual commitments are described below.
(5)	The loan payable under the Chicago IBX financing has a maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. We intend to extend the maturity of the loan payable under the Chicago IBX financing.

In connection with six of our IBX leases, we entered into nine irrevocable letters of credit totaling $14.7 million with Bank of America. These letters of credit were provided in lieu of cash deposits under the $25.0 million Bank of America revolving credit line and automatically renew in successive one-year periods until the final lease expiration date. If the landlords for these IBX leases decide to drawdown on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the $25.0 million Bank of America revolving credit line. These contingent commitments are not reflected in the table above.

Primarily as a result of our various IBX expansion projects, as of September 30, 2009, we were contractually committed for $60.4 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to complete construction and open these IBX centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2009 and 2010, is reflected in the table above as “other contractual commitments.”

We have other non-capital purchase commitments in place as of September 30, 2009, such as commitments to purchase power in select locations, primarily in the U.S., Australia, Germany, Singapore and the United Kingdom, through the remainder of 2009 and thereafter, and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during the remainder of 2009 and beyond. Such other purchase commitments as of September 30, 2009, which total $86.3 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $380.0 million to $420.0 million, in addition to the $60.4 million in contractual commitments discussed above as of September 30, 2009, in our various IBX expansion projects during the remainder of 2009 and 2010 in order to complete the work needed to open these IBX centers. These non-contractual capital expenditures are not reflected in the table above. If the current economic environment persists, we could delay these non-contractual capital expenditure commitments to preserve liquidity.

Critical Accounting Estimates

Equinix’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management’s application of accounting policies. During the three months ended September 30, 2009, we revised the estimated useful lives of certain of our property, plant and equipment. This change resulted in higher income from operations, net income and basic and diluted earnings per share. See “Property, Plant and Equipment” in Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. On an on-going basis, management evaluates its estimates and judgments. Critical accounting policies for Equinix that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include accounting for income taxes, accounting for impairment of goodwill and accounting for property, plant and equipment, which are discussed in more detail under the caption “Critical Accounting Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 8-K as filed with the SEC on June 8, 2009.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As more fully described in Cash, Cash Equivalents and Short-Term and Long-Term Investments in Note 7 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, during the nine months ended September 30, 2009, we incurred an additional $2.7 million of other-than-temporary impairment loss from our investment portfolio (consisting of a single money market account) in the Reserve Primary Fund. We issued additional convertible debt in June 2009, the fair value of which is subject to interest rate risk. The fair value of our convertible debt is disclosed in Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. There have been no other significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the nine months ended September 30, 2009 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The parties in the approximately 300 coordinated cases, including Equinix, the Underwriter Defendants in the Equinix class action lawsuit, and the plaintiff class in the Equinix class action lawsuit, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Equinix. On October 6, 2009, the Court granted final approval to the settlement. The time to appeal the final approval decision will run on November 5, 2009. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows. We intend to continue to defend the action vigorously if the settlement is appealed and does not survive the appeal.

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawaii, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the internet exchange services business of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana’s majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725.0 million value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which adds new plaintiffs (other alleged holders of Pihana common stock) but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed in a separate action by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by Equinix and other Defendants. On April 24, 2009, plaintiffs filed a Second Amended Complaint (“SAC”) to correct the naming of certain parties. The SAC is otherwise substantively identical to the Amended Complaint, and all motions to dismiss the Amended Complaint have been treated as responsive to the SAC. On September 1, 2009, the Court heard Defendants’ motions to dismiss the SAC and ruled at the hearing that all claims against all Defendants are time-barred. The Court also considered whether there were further independent grounds for dismissing the claims, and supplemental briefing has been submitted with respect to claims against one defendant. The Court has not yet entered a final Order on the motions to dismiss. We believe that plaintiffs’ claims and alleged damages are without merit and we intend to defend the litigation vigorously.

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

We have a significant amount of debt. As of September 30, 2009, our total indebtedness was approximately $1.5 billion, our stockholders’ equity was $1.1 billion and our cash and investments totaled $627.4 million.

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

•	make it more difficult for us to satisfy our obligations under our various debt instruments;

•	increase our vulnerability to general adverse economic and industry conditions and adverse changes in governmental regulations;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry, which may place us at a competitive disadvantage compared with our competitors;

•	limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity, which would also limit our ability to further expand our business; and

•	make us more vulnerable to increases in interest rates because of the variable interest rates on some of our borrowings to the extent we have not entirely hedged such variable rate debt.

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

In addition, of our total indebtedness as of September 30, 2009, $607.9 million was non-convertible senior debt. These are committed facilities, virtually all of which are fully drawn or advanced, for which we are amortizing debt repayments of either principal and/or interest only, and we were in compliance with the covenants related to this debt effective September 30, 2009. However, deteriorating market and liquidity conditions may give rise to issues which may impact the lenders’ ability to hold these debt commitments to maturity. Accordingly, these lenders of committed and drawn facilities may refuse to fund advances under the undrawn facilities or attempt to call outstanding amounts, even though no call provisions exist absent a default. Loss of these facilities would have an adverse effect on our liquidity.

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

In October 2009, we announced that we had entered into an agreement to acquire Switch and Data in a transaction valued at approximately $689.0 million. Over the last several years, we have completed several other acquisitions (including our acquisitions of IXEurope plc in 2007, Virtu Secure Webservices B.V. in 2008 and Upminster GmbH in 2009). We may make additional acquisitions in the future, which may include acquisitions of businesses, products, services or technologies that we believe to be complementary, as well as acquisitions of new IBX centers or real estate for development of new IBX centers. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to several potential risks, including:

•	the possible disruption of our ongoing business and diversion of management’s attention by acquisition, transition and integration activities;

•	our potential inability to successfully pursue or realize some or all of the anticipated revenue opportunities associated with an acquisition;

•	the possibility that we may not be able to successfully integrate acquired businesses or achieve anticipated operating efficiencies or cost savings;

•	the possibility that announced acquisitions may not be completed, due to failure to satisfy the conditions to closing or for other reasons;

•

the dilution of our existing stockholders as a result of our issuing stock in transactions such as our acquisition of Switch and Data, where 80% of the consideration payable to Switch and Data’s stockholders will consist of our common stock;

•	the possibility of customer dissatisfaction if we are unable to achieve levels of quality and stability on par with past practices;

•	the possibility that our customers may not accept either the existing equipment infrastructure or the “look-and-feel” of a new or different IBX center;

•	the possibility that additional capital expenditures may be required or that transaction expenses associated with acquisitions may be higher than anticipated;

•	the possible loss or reduction in value of acquired businesses;

•	the possibility that carriers may find it cost-prohibitive or impractical to bring fiber and networks into a new IBX center;

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

The global financial crisis may continue to have an impact on our business and financial condition.

The continued credit crisis and related turmoil in the global financial markets could continue to have an adverse effect on our liquidity. Customer collections are our primary source of cash. While we believe we have a strong customer base and have continued to experience relatively strong collections, if the current market conditions continue to deteriorate, some of our customers may continue to have difficulty paying us and we may continue to experience increased churn in our customer base, including reductions in their commitments to us. We may also be required to further increase our allowance for doubtful accounts and our results would be negatively impacted. Our sales cycle could also continue to be lengthened as customers slow spending, or delay decision-making, on our products and services, which could adversely affect our revenue growth. Finally, we could also experience pricing pressure as a result of economic conditions if our competitors lower prices and attempt to lure away our customers with lower cost solutions.

The credit crisis could also have an impact on our foreign exchange forward contract and interest rate swap hedging contracts if our counterparties’ credit deteriorates further or they are otherwise unable to perform their obligations.

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

Although we have in the past, and may decide in the future, to undertake foreign exchange hedging transactions to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure. For example, while we hedge certain of our foreign currency assets and liabilities on our balance sheet, we do not hedge revenue. During fiscal 2007 and the first half of 2008, the U.S. dollar had been generally weaker relative to certain of the currencies of the foreign countries in which we operate. This overall weakness of the U.S. dollar had a positive impact on our consolidated results of operations because the foreign denominations translated into more U.S. dollars. However, during the second half of 2008 and through the first quarter of 2009, the U.S. dollar strengthened relative to certain of the currencies of the foreign countries in which we operate. This significantly impacted our consolidated financial position and results of operations as amounts in foreign currencies are generally translating into less U.S. dollars. Overall, during the nine months ended September 30, 2009, the U.S. dollar weakened relative to certain of the currencies of the foreign countries in which we operate, which had a positive impact to our results of operations. In future periods, strengthening of the U.S. dollar could have a significant impact on our consolidated financial position and results of operations including the amount of revenue that we report in future periods. For additional information on foreign currency risk, refer to our discussion of foreign currency risk in “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report.

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

As of September 30, 2009 our accumulated deficit was $403.7 million. Although we generated net income during 2008, our first full year of net income since our inception, and during the first, second and third quarters of 2009, we are also currently investing heavily in our future growth through the build-out of several additional IBX centers and IBX center expansions. As a result, we will incur higher depreciation and other operating expenses, as well as interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial crisis may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX centers or IBX centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

For the years ended December 31, 2008, 2007 and 2006, we recognized 37%, 23% and 14%, respectively, of our revenues outside the U.S. For the nine months ended September 30, 2009, we recognized 39% of our revenues outside the U.S.

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

In addition, compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws which also prohibit corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our services in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

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

Certain of our stockholders each hold voting control over greater than 5% of our outstanding common stock. In addition, these stockholders are not prohibited from buying shares of our stock in public or private transactions. As a result, these stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could prevent or delay a third party from acquiring or merging with us.

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

While no single customer accounted for 10% or more of our revenues for the nine months ended September 30, 2009 and 2008, our top 10 customers accounted for approximately 20% of our revenues during these periods. We expect that a small percentage of our customers will continue to account for a significant portion of our revenues for the foreseeable future. We cannot guarantee that we will retain these customers or that they will maintain their commitments in our IBX centers at current levels. If we lose any of these key customers, or if any of them decide to reduce the level of their commitment to us, our business, financial condition and results of operations could be adversely affected.

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

During the quarter ended September 30, 2001, putative shareholder class action lawsuits were filed against us, a number of our officers and directors, and several investment banks that were underwriters of our initial public offering. Similar complaints were filed against more than 300 other issuers, their officers and directors, and investment banks. The suits allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. The parties in the approximately 300 coordinated cases, including Equinix, the underwriter defendants in the Equinix class action lawsuit, and the plaintiff class in the Equinix class action lawsuit, have reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Equinix. On October 6, 2009, the Court granted final approval to the settlement. The time to appeal the final approval decision will run on November 5, 2009.

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawaii, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the internet exchange services business of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana’s majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725 million value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which adds new plaintiffs (other alleged holders of Pihana common stock), but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by Equinix and other Defendants. On April 24, 2009, plaintiffs filed a Second Amended Complaint (“SAC”) to correct the naming of certain parties. The SAC is otherwise substantively identical to the Amended Complaint, and all motions to dismiss the Amended Complaint have been treated as responsive to the SAC. On September 1, 2009, the Court heard Defendants’ motions to dismiss the SAC and ruled at the hearing that all claims against all Defendants are time-barred. The Court also considered whether there were further independent grounds for dismissing the claims, and supplemental briefing has been submitted with respect to claims against one defendant. The Court has not yet entered a final Order on the motions to dismiss. We believe that plaintiffs’ claims and alleged damages are without merit and we intend to defend the litigation vigorously.

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

		Def. Proxy 14A	12/12/02

2.2	Agreement and Plan of Merger dated October 21, 2009, by and among Equinix, Inc., Switch & Data Facilities Company, Inc. and Sundance Acquisition Corporation.	8-K	10/22/09	2.1

2.3	Voting Agreement dated October 21, 2009, by and among Equinix, Inc. and certain directors, executive officers and significant stockholders of Switch & Data Facilities Company, Inc.	8-K	10/22/09	2.2

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.3	Amended and Restated Bylaws of the Registrant.	8-K	12/22/08	3.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Indenture dated March 30, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/07	4.4

4.3	Form of 2.50% Convertible Subordinated Note Due 2012 (see Exhibit 4.2).

4.4	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4

4.5	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.4).

4.6	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/09	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

4.7	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.6).

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333- 93749)	12/29/99	10.5

10.2	2000 Equity Incentive Plan, as amended.	10-K	12/31/07	10.3

10.3	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.4	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.5+	Lease Agreement dated as of April 21, 2004 between Eden Ventures LLC and Equinix, Inc.	10-Q	6/30/04	10.103

10.6	Equinix, Inc. 2004 International Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04	10.105

10.7	Equinix, Inc. Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04	10.106

10.8	Form of Restricted Stock Agreement for Equinix’s executive officers under the Company’s 2000 Equity Incentive Plan.	10-K	12/31/05	10.115

10.9	Letter Agreement dated October 6, 2005 among Equinix, Inc., STT Communications Ltd. and I-STT Investments Pte. Ltd.	8-K	10/6/05	99.1

10.10	Lease Agreement dated December 21, 2005 between Equinix Operating Co., Inc. and iStar El Segundo, LLC and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.126

10.11+	Loan and Security Agreement and Note between Equinix RP II, LLC and SFT I, Inc. dated December 21, 2005 and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.127

10.12	Lease Agreement dated as of December 21, 2005 between Equinix RP II, LLC and Equinix, Inc.	10-K	12/31/05	10.128

10.13	First Omnibus Modification Agreement dated December 27, 2006 by and among SFT I, Inc. (“SFT I”), Equinix RP II, LLC (“RP II”) and Equinix, Inc. (“Equinix”), Amended and Restated Promissory Note dated December 27, 2006 by RP II in favor of SFT I and Reaffirmation of Guaranty dated December 27, 2006 by RP II and Equinix in favor of SFT I.	10-K	12/31/06	10.37

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.14	First Amendment to Deed of Lease dated December 27, 2006 by and between Equinix RP II, LLC and Equinix Operating Co., Inc.	10-K	12/31/06	10.38

10.15	Development Loan and Security Agreement dated February 2, 2007 by and between CHI 3, LLC and SFT I, Inc. and related Promissory Notes One through Four.	10-Q	3/31/07	10.37

10.16	Guaranty dated February 2, 2007 by and between Equinix, Inc. and SFT I, Inc.	10-Q	3/31/07	10.38

10.17	Completion and Payment Guaranty dated February 2, 2007 by and between Equinix, Inc. and SFT I, Inc.	10-Q	3/31/07	10.39

10.18	Master Lease dated February 2, 2007 by and between CHI 3, LLC and Equinix Operating Co., Inc. and associated Guaranty of Lease by Equinix, Inc.	10-Q	3/31/07	10.40

10.19	Form of Restricted Stock Agreements for Stephen M. Smith under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/07	10.45

10.20	Facility Agreement dated August 31, 2007 by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K., the Additional Borrowers (as defined therein), the Lenders (as defined therein), and ABN AMRO BANK N.V., and related Guarantee dated August 31, 2007 by Equinix, Inc.	10-Q	9/30/07	10.47

10.21	£82,000,000 Senior Facilities Agreement dated June 29, 2007 by and among IXEurope plc, CIT Bank Limited, as arranger, CIT Capital Finance (UK) Limited, as administrative agent and security trustee and the Lenders (as defined therein).	10-Q	9/30/07	10.49

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.22	Amendment and Accession Agreement, dated as of January 31, 2008, by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K. and Equinix Australia Pty. Limited, as Borrowers, ABN AMRO Bank N.V., Singapore Branch, ABN AMRO Bank N.V., Japan Branch and ABN AMRO Australia Pty Limited, as Lenders and ABN AMRO Bank N.V., as Facility Agent, Arranger and Collateral Agent and related Amendment No. 1 to Guarantee by Equinix, Inc.	10-K	12/31/07	10.32

10.23	Equinix, Inc. Sub-Plan to the 2004 International Employee Stock Purchase Plan for Participants Located in the European Economic Area.	10-Q	3/31/08	10.32

10.24	Letter Agreement, dated April 22, 2008, by and between Eric Schwartz and Equinix, Inc.	10-Q	6/30/08	10.34

10.25	Letter Amendment, dated May 6, 2008, to £82,000,000 Senior Facilities Agreement dated June 29, 2007, by and among Equinix Group Limited, CIT Bank Limited, as arranger, CIT Capital Finance (UK) Limited, as administrative agent and security trustee and the Lenders (as defined therein).	10-Q	6/30/08	10.37

10.26	Second Amendment and Accession Agreement, dated as of June 6, 2008, by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K., Equinix Australia Pty. Limited and Equinix Hong Kong Limited, as Borrowers, ABN AMRO Bank N.V. and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Hong Kong Branch, as Lenders and ABN AMRO Bank N.V., as Facility Agent, Arranger and Collateral Agent and related Amendment No. 2 to Guarantee by Equinix, Inc.	10-Q	6/30/08	10.38

10.27	Lease Agreement, dated September 30, 2008, by and between Equinix Paris SAS and Digital Realty (Paris 2) SCI, and related guarantee by Equinix, Inc.	10-Q	9/30/08	10.40

10.28	Agreement for Lease, dated October 21, 2008, by and between Equinix (London) Limited and Slough Trading Estate Limited, and related guarantee by Equinix, Inc.	10-K	12/31/08	10.29

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.29	Letter of Approval & Consent, dated January 15, 2009, to £82,000,000 Senior Facilities Agreement dated June 29, 2007, by and among Equinix Group Limited, CIT Bank Limited, as arranger, CIT Capital Finance (UK) Limited, as administrative agent and security trustee and the Lenders (as defined therein).	10-K	12/31/08	10.30

10.30	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31

10.31	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

10.32	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.33	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.	10-K	12/31/08	10.34

10.34	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

10.35	Change in Control Severance Agreement by and between Jarrett Appleby and Equinix, Inc. dated December 11, 2008.	10-K	12/31/08	10.36

10.36	Offer Letter from Equinix, Inc. to Jarrett Appleby dated November 6, 2008.	10-K	12/31/08	10.37

10.37	Restricted Stock Unit Agreement for Jarrett Appleby under the Equinix, Inc. 2000 Equity Incentive Plan.	10-K	12/31/08	10.38

10.38	Form of Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/09	10.39

10.39	Form of Restricted Stock Unit Agreement for all other executive officers.	10-Q	3/31/09	10.40

10.40	Equinix, Inc. 2009 Incentive Plan.	10-Q	3/31/09	10.41

10.41	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.42	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.2

10.43	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.3

10.44	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.4

10.45	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.5

10.46	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.6

10.47	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.7

10.48	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.8

10.49	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.9

10.50	Turn Key Data Center Lease by and between Digital Lakeside, LLC and Equinix Operating Co., Inc., dated as of July 10, 2009.				X

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.

Date: October 26, 2009

	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.50	Turn Key Data Center Lease by and between Digital Lakeside, LLC and Equinix Operating Co., Inc., dated as of July 10, 2009.

21.1	Subsidiaries of Equinix, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.