Form 10-K
period 2009-12-31
EQUINIX INC
filed 2010-02-22
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.8 billion. As of January 31, 2010, a total of 39,374,788 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s 2010 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2009. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be a part of this report on Form 10-K.

EQUINIX, INC.

FORM 10-K

DECEMBER 31, 2009

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

Overview

Equinix provides global network neutral data center services. Global enterprises, content providers, financial services companies and network service providers rely upon Equinix’s insight and expertise to protect and connect their most valued information assets. We operate 49 International Business Exchange® (IBX) centers, or IBX data centers, across 18 markets in North America, Europe and Asia-Pacific where customers directly interconnect with a networked ecosystem of partners and customers. More than 360 network service providers offer access to more than 90% of the world’s Internet routes inside Equinix’s IBX data centers. This access to Internet routes provides Equinix customers improved reliability and streamlined connectivity for optimized business transactions, while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.

As the world becomes increasingly more information-driven, businesses choose Equinix for the delivery of high levels of operational availability, the optimized delivery of their most critical data assets and the leading insight of Equinix’s expert staff. Based on our network-neutral model, our ability to enable business ecocystems across various industries and the quality of our IBX data centers, Equinix has established a critical mass of customers which continues to drive new and existing customer growth and bookings. A supply and demand imbalance in the data center market has contributed to Equinix’s revenue growth. In addition, as a result of a largely fixed cost model, any growth in revenue would likely drive incremental margins and increased operating cash flow; however, the costs of a new IBX data center at initial opening have a negative effect on earnings until the data center generates sufficient revenues to cover these costs.

Our network-neutral business model contributes to our success in the market. We offer customers direct interconnection to an aggregation of bandwidth providers rather than focusing on selling a particular network, including the world’s top carriers, Internet Service Providers (ISPs), broadband access networks (DSL / cable) and international carriers. AOL, at&t, British Telecom, Cable & Wireless, Comcast, Level 3, NTT, Qwest, SingTel, Sprint and Verizon Business are all currently located within our IBX data centers. Access to such a wide variety of networks has attracted a variety of customers, in various business sectors, including:

•	Content Providers (eBay, Hulu, MSN, MySpace, Sony, Yahoo!, Zynga Game Network)

•	Enterprise (Amazon.com, Capgemini, Deloitte & Touche, NASA, Salesforce.com, The McGraw-Hill Companies, United Stationers)

•	Financial Companies (ACTIV Financial, BOX, Chi-X, Deutsche Börse Group, DirectEdge, Quantlab, Thomson Reuters)

Equinix services are primarily enabled through a global service delivery platform comprised of all 49 IBX data centers for colocation, interconnection and managed IT infrastructure services.

•	Colocation services include cabinets, power, operations space and storage space for customers’ colocation needs.

•

Interconnection services include cross connects, as well as switch ports on the Equinix Exchange service. These services provide scalable and reliable connectivity that allows customers to exchange traffic directly with the service provider of their choice or directly with each other, creating an optimized performing business ecosystem for the exchange of data between strategic partners.

•

Managed IT infrastructure services allow customers to leverage Equinix’s significant telecommunications expertise, maximize the benefits of our IBX data centers and optimize their infrastructure and resources.

The market for Equinix’s services has historically been served by large telecommunications carriers which have bundled their telecommunications and managed services with their colocation offerings. In addition, some Equinix customers, such as AOL and MSN, build and operate their own data centers for their large infrastructure deployments, called server farms. However, these customers rely upon Equinix IBX data centers for many of their critical interconnection relationships.

The need for large, wholesale outsourced data centers is also, more recently, being addressed by real estate investment trusts (REITs) that build large data centers to meet customers’ needs for standalone data centers, a different customer segment than Equinix serves. However, with the increasing cost and complexity of the power and cooling requirements of today’s data center equipment, there continues to be a supply and demand imbalance in the market. Demand continues to outpace supply as a result of the current credit contraction, which is creating a financial strain on many data center operators, limiting their ability to create new supply. We have continued to fund our own planned expansion program, while many other data center operators have slowed or halted their data center builds altogether.

The supply and demand imbalance in the industry has, to date, created a favorable pricing environment for Equinix, as well as an opportunity to increase market share. Equinix has gained many customers that have outgrown their existing data centers or that have realized the benefits of a network-neutral model and the ability to create their own optimized business ecosystems for the exchange of data. Strategically, we will continue to look at attractive opportunities to grow market share and selectively expand our footprint and service offerings. We continue to leverage our global reach and depth to differentiate based upon our ability to support truly global customer requirements in all our markets.

Several factors contribute to this growth in demand, including:

•	The continuing growth of consumer Internet traffic from new bandwidth-intensive services, such as video, VoIP, social media, mobile data, gaming, data-rich media, Ethernet and wireless services.

•

Significant increases in power and cooling requirements for today’s data center equipment. Servers have increased the overall level of power consumed and heat generation by more than two times since 2000 and many legacy-built data centers are unable to accommodate new power and cooling demands.

•	The growth of enterprise applications, such as Software-as-a-Service (SaaS), and disaster recovery, and the adoption of cloud computing technology services.

•

The financial services market is experiencing tremendous growth with the shift to electronic trading and increased volume of peak messages (transactions per second), requiring optimized data exchange through business ecosystems.

•

The growth of “proximity communities” that rely on immediate physical colocation with their strategic partners and customers, such as financial exchange ecosystems for electronic trading and settlement.

•	The high capital costs associated with building and maintaining “in-sourced” data centers creates an opportunity for capital savings by leveraging an outsourced model.

Industry Background

The Internet is a collection of numerous independent networks interconnected to form a network of networks. Users on different networks are able to communicate with each other through interconnection services between these networks. For example, when a person sends an email to someone that uses a different provider for his or her connectivity (e.g., Comcast versus Verizon), the email must pass from one network to the other in order to get to its final destination. Equinix provides a physical point at which that interconnection can occur.

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

Ultimately, these NAPs were unable to scale with the growth of the Internet, and the lack of “neutrality” by the carrier owners of these NAPs created a conflict of interest with the participants. This created a market need for network-neutral interconnection points that could accommodate the rapidly growing need to increase performance for enterprise and consumer users of the Internet, especially with the rise of important content providers such as AOL, Google, Microsoft, Yahoo! and others. In addition, the providers, as well as a growing number of enterprises, required a more secure and reliable solution for direct connection to a variety of telecommunications networks as the importance of their Internet operations continued to grow.

To accommodate Internet traffic growth, the largest of these networks left the NAPs and began trading traffic by placing private circuits between each other. Peering, which once occurred at the NAP locations, was moved to these private circuits. Over the years, these circuits became expensive to expand and could not be built quickly enough to accommodate traffic growth. This led to a need by the large carriers to find a more efficient way to exchange network traffic or peer. As a result, many customers satisfy their requirements for peering through data center service providers like Equinix because it permits them to peer with the networks they require within one location, using simple direct connections. Their ability to peer across the room, instead of across a metro area, has increased the scalability of their operations while decreasing network costs.

The interconnection model has further evolved over the years to include new services offerings. Starting with the peering and network communities, interconnection has since been used for new network services including carrier Ethernet, MPLS VPN and mobility services, in addition to traditional international private line and voice services. The industry continues to evolve with a set of new service offerings where interconnection is often used to solve the network-to-network interconnection challenges.

In addition, the enterprise customer segment is also evolving. In the past, most enterprises opted to keep their data center requirements in house. However, several recent trends have led more and more enterprise CIOs to consider and/or choose to outsource some or all of their data center requirements. The combination of globalization, the proliferation of bandwidth intensive Internet-facing applications and rich media content, the rise of virtualization and cloud computing, business continuity and disaster recovery needs, and most importantly the current economic crisis, have meant that enterprise CIOs must increasingly try to do more with less. Meanwhile, the biggest challenge for data center and operations managers is being out of DC space and power. With the typical in-house datacenter ranging in size from 2,000 to 40,000 square feet, and with very limited optical fiber availability, many CIOs struggle to find the necessary capital, in the current economic environment, to build out and connect their existing facilities. This is why many industry analysts forecast the colocation market to grow over the next three years at more than a 20% compounded annual growth rate. Thus the scope of the industry for colocation has expanded in terms of market opportunity.

Equinix Value Proposition

More than 2,600 companies, including a diversified mix of content providers, financial companies, global enterprises and network service providers, currently operate within Equinix IBX data centers. These companies derive specific value from the following elements of the Equinix service offering:

•	Comprehensive global service offering: With 49 IBX data centers in 18 markets in the U.S., Europe and Asia-Pacific, Equinix offers a consistent global service.

•

Premium data centers: Equinix IBX data centers feature advanced design, security, power and cooling elements to provide customers with industry-leading reliability. While others in the market have business models that include additional offerings, Equinix is focused on data center services and interconnection as our core competency.

•

Dynamic business ecosystems: Equinix’s network-neutral model has enabled us to attract a critical mass of networks that, in turn, attracts other businesses seeking to interconnect within a single location. This ecosystem model, versus connecting to multiple partners in disparate locations, reduces costs and optimizes the performance of data exchange. As Equinix grows and attracts an even more diversified base of customers, the value of Equinix’s IBX data center offering increases.

•

Improved economics: Customers seeking to outsource their data center operations rather than build their own capital-intensive data centers enjoy significant capital cost savings in this credit-challenged economic environment. Customers also benefit from improved economics on account of the broad access to networks that Equinix provides. Rather than purchasing costly local loops from multiple transit providers, customers can connect directly to more than 360 networks inside Equinix’s IBX data centers.

•

Leading insight: With more than 10 years of industry experience, Equinix has a specialized staff of industry experts who helped build and shape the interconnection infrastructure of the Internet. This specialization and industry knowledge base offer customers a unique consultative value and a competitive advantage.

Our Strategy

Our objective is to expand our global leadership position as the premier network neutral data center operator for content providers, financial companies and global enterprises seeking to protect and connect their most valued information assets. Key components of our strategy include the following:

Continue to build upon our critical mass of network providers and content companies and grow our position within the enterprise and financial sectors. We have assembled a critical mass of premier network providers and content companies and have become one of the core hubs of the information-driven world. This critical mass is a key selling point for companies that want to connect with a diverse set of networks to provide the best connectivity to their end-customers and network companies that want to sell bandwidth to companies and interconnect with other networks in the most efficient manner available. Currently, we service more than 360 unique networks, including all of the top tier networks, allowing our customers to directly interconnect with providers that serve more than 90% of global Internet routes. We have a growing mass of key players in the enterprise and financial sectors, such as Bank of America, The Gap, Gannett, IBM, Salesforce.com, Sony and others. We expect the content provider and financial segments to continue to serve as the principal driver of our growth.

Promote our IBX data centers as the most reliable data centers in the industry. Data center reliability, power availability and network choice are the most important attributes considered by our customers when they are choosing a data center provider. Our IBX data centers are leading new business models and offer customers advanced security, reliability, optimized delivery performance of dynamic applications and rich content, and redundancy. Our security design in the U.S. IBX data centers includes five levels of biometrics security to access customer cages. Our power infrastructure in the U.S. includes N+1 redundancy for all systems and has delivered 99.999% uptime over the period January 1, 2002 through December 31, 2009. We provide access to more than 360 network service providers. Our global support staff, trained to aid customers with operational support, is available 24 hours a day, 365 days a year.

Leverage the network ecosystem. As networks, content providers, financial services providers and other enterprises locate in our IBX data centers, it benefits their suppliers and business partners to do so as well to gain the full economic and performance benefits of direct interconnection. These partners, in turn, pull in their business partners, creating a “network effect” of customer adoption. Our interconnection services enable scalable, reliable and cost-effective interconnection and optimized traffic exchange thus lowering overall cost and increasing flexibility. The ability to directly interconnect with a wide variety of companies is a key differentiator for us in the market.

Provide new products and services within our IBX data centers. We plan to continue to offer additional products and services that are most valuable to our customers as they manage their Internet and network businesses and, specifically, as they attempt to effectively utilize multiple networks. Examples include our IBXLink services, which allow customers to easily move traffic between IBX data centers located in the same metro area, or the Financial Exchange service, which allows direct interconnection with electronic financial exchanges, such as the Chicago Mercantile Exchange, NASDAQ and ICAP in markets such as Chicago, Frankfurt, London, New York, Hong Kong and Paris.

Pursue growth in response to customer demand. We continue to evaluate expansion opportunities in select markets based on customer demand. We expect to open new IBX data centers, or IBX data center expansions, in 11 of our 18 markets in 2010. In addition, in October 2009, we entered into a definitive agreement to acquire Switch and Data Facilities Company, Inc. (“Switch and Data”) which will extend our presence into 16 new markets in the U.S. and Canada. Completion of the merger remains subject to the satisfaction or waiver of closing conditions, including the clearance of the transaction by the Department of Justice under the Hart-Scott-Rodino Act.

Our strategy is to continue to grow in select existing markets and possibly expand to additional markets where demand and financial return potential warrant. We expect to execute this expansion strategy in a cost-effective and disciplined manner through a combination of acquiring existing data centers through lease or purchase, and building new IBX data centers based on key criteria, such as demand and potential financial return, in each market.

Our Customers

Our customers include carriers and other bandwidth providers, content providers, financial companies and global enterprises. We offer each customer a choice of business partners and solutions based on their colocation, interconnection and managed IT service needs. As of December 31, 2009, we had 2,612 customers worldwide.

Typical customers in our four key customer categories include the following:

Enterprise	Carriers/Networks	Content Providers	Financial Companies
Amazon.com CapGemini Deloitte & Touche NASA Salesforce.com The McGraw-Hill Companies United Stationers	at&t BT Comcast Deutsche Telecom Qwest Sprint Verizon	eBay Hulu MSN MySpace Sony Yahoo! Zynga Game Network	ACTIV Financial BOX Chi-X Deutsche Borse Group DirectEdge Quantlab Thompson Reuters

Customers typically sign renewable contracts of one or more years in length. No single customer accounted for 10% or more of our revenues for the years ended December 31, 2009, 2008 or 2007.

Our Services

Equinix provides a choice of data center services primarily comprised of colocation, interconnection and managed IT infrastructure services.

Colocation Services

Our IBX data centers provide our customers with secure, reliable and fault-tolerant environments that are necessary for optimum Internet commerce interconnection. Our IBX data centers include multiple layers of physical security, scalable cabinet space availability, on-site trained staff 24 hours per day, 365 days a year, dedicated areas for customer care and equipment staging, redundant AC/DC power systems and multiple other redundant and fault-tolerant infrastructure systems. Some specifications or services provided may differ in our Asia-Pacific and European locations in order to properly meet the local needs of customers in these markets.

Within our IBX data centers, customers can place their equipment and interconnect with a choice of networks or other business partners. We also provide customized solutions for customers looking to package our IBX services as part of their complex solutions. Our colocation products and services include:

Cabinets. Our customers have several choices for colocating their networking, server and storage equipment. They can place the equipment in one of our shared or private cages or customize their space. In Europe, customers can purchase their own private “suite” which is walled off from the rest of the data center. As customers’ colocation requirements increase, they can expand within their original cage (or suite) or upgrade into a cage that meets their expanded requirements. Customers buy the hardware they place in our IBX data centers directly from their chosen vendors. Cabinets (or suites) are priced with an initial installation fee and an ongoing recurring monthly charge.

Power. Power is an element of increasing importance in customers’ colocation decisions. We offer both AC and DC power circuits at various amperages and phases customized to a customer’s individual power requirements. Power is priced with an initial installation fee and an ongoing recurring monthly charge.

IBXflex. IBXflex allows customers to deploy mission-critical operations personnel and equipment on-site at our IBX data centers. Because of the close proximity to their infrastructure within our IBX data centers, IBXflex customers can offer a faster response and quicker troubleshooting solution than those available in traditional colocation facilities. This space can also be used as a secure disaster recovery point for customers’ business and operations personnel. This service is priced with an initial installation fee and an ongoing recurring monthly charge.

Interconnection Services

Our interconnection services enable scalable, reliable and cost-effective interconnection and traffic exchange between Equinix customers. These interconnection services are either on a one-to-one basis with direct cross connects or one-to-many through one of our Equinix Exchange services. In the peering community, we provide an important industry leadership role by acting as the relationship broker between parties who would like to interconnect within our IBX data centers. Our staff holds significant positions in many leading industry groups, such as the North American Network Operators’ Group, or NANOG, and the Internet Engineering Task Force, or IETF. Members of our staff have published industry-recognized white papers and strategy documents in the areas of peering and interconnection, many of which are used by other institutions worldwide in furthering the education and promotion of this important set of services. We expect to continue to develop additional services in the area of traffic exchange that will allow our customers to leverage the critical mass of networks now available in our IBX data centers. Our current exchange services are comprised of the following:

Physical Cross-Connect/Direct Interconnections. Customers needing to directly and privately connect to another IBX data center customer can do so through single or multi-mode fiber. These cross connections are the physical link between customers and can be implemented within 24 hours of request. Cross-connect services are priced with an initial installation fee and an ongoing monthly recurring charge.

Equinix Exchange. Customers may choose to connect to and peer through our Equinix Exchange via a central switching fabric rather than purchase a direct physical cross connection. With a connection to this switch, a customer can aggregate multiple interconnects over one physical connection with up to 10 gigabits of capacity instead of purchasing individual physical cross connects. The Exchange service is offered as a bundled service that includes a cabinet, power, cross connects and port charges. The service is priced per IBX data center with an initial installation fee and an ongoing monthly recurring charge. Individual IBX data center prices increase as the number of participants on the exchange service grows.

Equinix IBXLink. Customers who are located in one IBX data center may need to interconnect with networks or other customers located in an adjacent or nearby IBX data center in the same metro area. IBXLink allows customers to seamlessly interconnect between IBX data centers at capacities up to an OC-192, or 10 gigabits per second level. IBXLink services are priced with an initial installation fee and an ongoing monthly recurring charge dependent on the capacity the customer purchases.

Internet Connectivity Services. Customers who are installing equipment in our IBX data centers generally require IP connectivity or bandwidth services. Although many large customers prefer to contract directly with carriers, we offer customers the ability to contract for these services through us from any of the major bandwidth providers in that data center. This service, which is provided in our Asia-Pacific region, is targeted to customers who require a single bill and a single point of support for their entire services contract through Equinix for their bandwidth needs. Internet connectivity services are priced with an initial installation fee and an ongoing monthly recurring charge based on the amount of bandwidth committed.

Carrier Ethernet Exchange Services. We have announced the development of a new Carrier Ethernet Exchange service similar to the Equinix Exchange in four initial markets where customers will be able to connect via a central switching fabric to interconnect between multiple Carrier Ethernet Providers rather than creating individual Network to Network interfaces (NNIs) between individual carriers. The service will build on the benefits of the Internet community and extend the ability to interconnect the high growth Ethernet industry. The new service will be priced per IBX data center with an initial fee and a monthly recurring charge.

Managed IT Infrastructure Services

With the continued growth in Internet traffic, networks, service providers, enterprises and content providers are challenged to deliver fast and reliable service, while lowering costs. With more than 360 Internet Service Providers (ISPs) and carriers located in our IBX data centers, we leverage the value of network choice with our set of multi-network management and other outsourced IT services, including:

Professional Services. Our IBX data centers are staffed with Internet and telecommunications specialists who are on-site and/or available 24 hours a day, 365 days a year. These professionals are trained to perform installations of customer equipment and cabling. Professional services are custom-priced depending on customer requirements.

Smart Hands Services. Our customers can take advantage of our professional “Smart Hands” service, which gives customers access to our IBX data center staff for a variety of tasks, when their own staff is not on site. These tasks may include equipment rebooting and power cycling, card swapping and performing emergency equipment replacement. Services are available on-demand or by customer contract and are priced on an hourly basis.

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

Our sales team works closely with each customer to foster the natural network effect of our IBX model, resulting in access to a wider potential customer base via our existing customers. As a result of the IBX interconnection model, IBX data center participants often encourage their customers, suppliers and business partners to also locate in our IBX data centers. These customers, suppliers and business partners, in turn, encourage their business partners to locate in our IBX data centers resulting in additional customer growth. This network effect significantly reduces our new customer acquisition costs. In addition, large network providers or managed service providers may refer customers to Equinix as a part of their total customer solution. Equinix also focuses vertical sales specialists selling to support specific industry requirements for network and content providers, financial services, cloud computing and systems integrators and enterprise customer segments.

Marketing. To support our sales effort and to actively promote our brand in the U.S., Asia-Pacific and Europe, we conduct comprehensive marketing programs. Our marketing strategies include active public relations and ongoing customer communications programs. Our marketing efforts are focused on major business and trade publications, online media outlets, industry events and sponsored activities. Our staff holds leadership positions in key networking organizations, and we participate in a variety of Internet, Carrier Ethernet, computer and financial industry conferences, placing our officers and employees in keynote speaking engagements at these conferences. We also regularly measure customer satisfaction levels and host key customer forums to ensure customer needs are understood and incorporated in product and service planning efforts. From a brand perspective, we build recognition through sponsoring or leading industry technical forums and participating in Internet industry standard-setting bodies. We continue to develop and host industry educational forums focused on peering technologies and practices for ISPs and content providers.

Our Competition

While a large number of enterprises own their own data centers, many others outsource some or all of their requirements to multi-tenant Internet data center facilities, such as those owned and operated by Equinix. With the current challenging economic environment, we believe that the outsourcing trend is likely to not only continue but also to grow in the coming years. It is estimated that Equinix is one of over 650 companies that provide Internet data center services around the world, ranging in size from firms with a single data center in a single market to firms in over 20 markets. Equinix competes with these firms, which vary in terms of their data center offerings:

Colocation Providers

Colocation data centers are a type of Internet data center that can also be referred to as ‘retail’ data center space. Typically, colocation data center space is sold on the basis of individual racks/cabinets or cages ranging from 500 to 5,000 square feet in size. Typical customers of colocation providers include:

•	Large enterprises with significant IT expertise and requirements

•	Small and medium businesses looking to outsource data center requirements

•	Internet application providers

•	Major Internet content, entertainment and social networking providers

•	Shared, dedicated and managed hosting providers

•	Telecommunications carriers

•	Content delivery networks

Full facility maintenance and systems, including fire suppression, security, power backup and HVAC, are routinely included in managed colocation offerings. A variety of additional services is typically available in colocation facilities, including remote hands technician services and network monitoring services.

In addition to Equinix, providers that offer colocation services both globally and locally include firms such as Savvis, Verizon Business, ATT, Level 3, Qwest, NTT and COLT.

Carrier-Neutral Colocation

In addition to data center space and power, colocation providers also offer interconnection services. Certain of these providers, known as network or carrier-neutral colocation providers, can offer customers the choice of hundreds of network service providers, or ISPs, to choose from. Typically, customers use interconnection services to buy Internet connectivity, connect voice over IP (VoIP) telephone networks, perform financial exchange and settlement functions or perform business-to-business e-commerce. Carrier-neutral data centers are often located in key network hubs around the world like New York; Ashburn, Virginia; London; Amsterdam; Singapore, and Hong Kong. Two types of data center facilities offering carrier-neutral colocation are used for many network-to-network interconnections:

•	A Meet Me Room (MMR) is typically a smaller space, generally 5,000 square feet or less, located in a major carrier hotel and often found in a wholesale data center facility.

•	A carrier-neutral data center is generally larger than a MMR and may be a stand-alone building separate from existing carrier hotels.

In addition to Equinix, other providers that, we believe could be defined as offering carrier-neutral colocation include CoreSite, Interxion, Telecity, Telx, Global Switch, Telehouse, Terremark and Switch and Data.

Wholesale Data Center Providers

Wholesale data center providers lease data center space that is typically sold in cells or pods (i.e., individual white-space rooms) ranging in size from 10,000 to 20,000 square feet, or larger. Wholesale data center providers sell to both enterprises and to colocation providers. These data centers primarily provide space and power without additional services like technicians, remote hands services or network monitoring (although other tenants might offer such services). Wholesale data center providers are typically classified as REITs. Their offerings are conceptually similar to a landlord who provides empty space and basic maintenance services to warehouse tenants.

Sample wholesale data center providers include Digital Realty Trust and Dupont Fabros.

Managed Hosters

Managed hosting services are provided by several firms that also provide data center colocation services. Typically, managed hosting providers can manage server hardware that is owned by either the hosting provider or the customer. They can also provide a combination of comprehensive systems administration, database administration and sometimes application management services. Frequently, this results in managed hosting providers “running” the customer’s servers, although such administration is frequently shared. The provider may manage such functions as operating systems, databases, security and patch management, while the customer will maintain management of the applications riding on top of those systems.

The full list of potential services that can be offered as part of managed hosting is substantial and includes services such as remote management, custom applications, helpdesk, messaging, databases, disaster recovery, managed storage, managed virtualization, managed security, managed networks and systems monitoring. Managed hosting services are typically used for:

•	Application hosting by organizations of any size, including large enterprises

•	Hosted or managed messaging, including Microsoft Exchange and other complex messaging applications

•	Complex or highly scalable web hosting or e-commerce web sites

•	Managed storage solutions (including large drive arrays or backup robots)

•	Server disaster recovery and business continuity, including clustering and global server load balancing

•	Database servers, applications and services

Examples of managed hosters include Rackspace, Verizon Business, AT&T, SAVVIS, SunGard and Navisite.

Unlike other providers whose core businesses are bandwidth or managed services, we focus on neutral interconnection hubs for content providers, financial companies and global enterprises. As a result, we are free of the limited choices found commonly at other hosting/colocation companies. We compete based on the quality of our IBX data centers, our ability to provide a one-stop global solution in our U.S., European and Asia-Pacific locations, the performance and diversity of our network-neutral strategy, and the economic benefits of the aggregation of top networks and Internet businesses under one roof. We expect to continue to benefit from several industry trends including the consolidation of supply in the colocation market, the need for contracting with multiple networks due to the uncertainty in the telecommunications market, customers’ increasing power requirements, enterprise customers’ growth in outsourcing, the continued growth of broadband and significant growth in Ethernet as a network alternative, and mobile applications.

Our Business Segment Financial Information

We currently operate in three reportable segments, comprised of our U.S., Europe and Asia-Pacific geographic regions. Information attributable to each of our reportable segments is set forth in Note 16 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Employees

As of December 31, 2009, we had 1,301 employees. We had 718 employees based in the U.S., 348 employees based in Europe and 235 employees based in Asia-Pacific. Of those employees, 577 were in engineering and operations, 211 were in sales and marketing and 513 were in management, finance and administration.

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

We have a significant amount of debt and expect to incur additional debt to support our growth. As of December 31, 2009, our total indebtedness was approximately $1.5 billion, our stockholders’ equity was $1.2 billion and our cash and investments totaled $604.4 million.

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

In addition, of our total indebtedness as of December 31, 2009, $591.3 million was non-convertible senior debt. These are committed facilities, virtually all of which are fully drawn or advanced, for which we are amortizing debt repayments of either principal and/or interest only, and we were in compliance with the covenants related to this debt effective December 31, 2009. However, deteriorating market and liquidity conditions may give rise to issues which may impact the lenders’ ability to hold these debt commitments to maturity. Accordingly, these lenders of committed and drawn facilities may refuse to fund advances under the undrawn facilities or attempt to call outstanding amounts, even though no call provisions exist absent a default. Loss of these facilities would have an adverse effect on our liquidity.

We may also need to refinance a portion of our outstanding debt as it matures, such as our $110.0 million Chicago IBX financing, which will ultimately become due in 2012 once we use our remaining extension option, and our $250.0 million 2.50% convertible subordinated notes due 2012. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of our existing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. These risks could materially adversely affect our financial condition, cash flows and results of operations.

Acquisitions present many risks, and we may not realize the financial or strategic goals that were contemplated at the time of any transaction.

In October 2009, we announced that we had entered into an agreement to acquire Switch and Data in a transaction valued at approximately $689.0 million at the time of announcement. Over the last several years, we have completed several other acquisitions (including our acquisitions of IXEurope plc in 2007, Virtu Secure Webservices B.V. in 2008 and Upminster GmbH in 2009). We may make additional acquisitions in the future, which may include acquisitions of businesses, products, services or technologies that we believe to be complementary, as well as acquisitions of new IBX data centers or real estate for development of new IBX data centers. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to several potential risks, including:

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

•

the dilution of our existing stockholders as a result of our issuing stock in transactions such as our acquisition of Switch and Data, where 80% of the consideration payable to Switch and Data’s stockholders will consist of shares of our common stock;

•	the possibility of customer dissatisfaction if we are unable to achieve levels of quality and stability on par with past practices;

•	the possibility that our customers may not accept either the existing equipment infrastructure or the “look-and-feel” of a new or different IBX data center;

•	the possibility that additional capital expenditures may be required or that transaction expenses associated with acquisitions may be higher than anticipated;

•	the possibility that required financing to fund the requirements of an acquisition may not be available on acceptable terms or at all;

•

the possibility that we may be unable to obtain required approvals from governmental authorities under antitrust and competition laws on a timely basis or at all, which could, among other things, delay or prevent us from completing an acquisition, limit our ability to realize the expected financial or strategic benefits of an acquisition or have other adverse effects on our current business and operations;

•	the possible loss or reduction in value of acquired businesses;

•	the possibility that carriers may find it cost-prohibitive or impractical to bring fiber and networks into a new IBX data center;

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

We cannot assure you that the price for any future acquisitions of IBX data centers will be similar to prior IBX data center acquisitions. In fact, we expect acquisition costs, including capital expenditures required to build or render new IBX data centers operational, to increase in the future. If our revenue does not keep pace with these potential acquisition and expansion costs, we may not be able to maintain our current or expected margins as we absorb these additional expenses. There is no assurance we would successfully overcome these risks or any other problems encountered with these acquisitions.

We may not receive clearance from the Department of Justice to consummate the acquisition of Switch and Data.

In October 2009, we announced that we had entered into an agreement to acquire Switch and Data in a transaction valued at approximately $689.0 million at the time of announcement. In January 2010, the stockholders of Switch and Data voted in favor of the transaction. There are several remaining conditions to the closing of the transaction, including the clearance of the transaction by the Department of Justice under the Hart-Scott-Rodino Act. The Department of Justice has issued a second request in which it has requested a substantial number of documents from us and Switch and Data in order to complete its review of the transaction. While we expect to be in a position to close the transaction in the second quarter of 2010, there can be no assurance that we will be able to do so. Furthermore, the Department of Justice could determine that it will bring a suit if we attempt to close the transaction. In addition, the Department of Justice could impose conditions upon its clearance of the transaction, such as the divestiture of certain assets, which could make the acquisition of Switch and Data less attractive to us. Accordingly, there can be no assurance that we will be able to consummate the acquisition of Switch and Data in a timely manner or at all, or that conditions will not be imposed on the consummation of the transaction that result in our concluding that we do not wish to consummate it.

The uncertain economic environment may continue to have an impact on our business and financial condition.

The uncertain economic environment could have an adverse effect on our liquidity. Customer collections are our primary source of cash. While we believe we have a strong customer base and have continued to experience strong collections, if the current market conditions were to worsen, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us. We may also be required to further increase our allowance for doubtful accounts and our results would be negatively impacted. Our sales cycle could also continue to be lengthened if customers slow spending, or delay decision-making, on our products and services, which could adversely affect our revenue growth. Finally, we could also experience pricing pressure as a result of economic conditions if our competitors lower prices and attempt to lure away our customers with lower cost solutions.

The uncertain economic environment could also have an impact on our foreign exchange forward contract and interest rate swap hedging contracts if our counterparties’ credit deteriorates further or they are otherwise unable to perform their obligations.

Finally, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.

If we are not able to generate sufficient operating cash flows or obtain external financing, our ability to fund incremental expansion plans may be limited.

Our capital expenditures, together with ongoing operating expenses and obligations to service our debt, will be a substantial drain on our cash flow and may decrease our cash balances. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. Our inability to obtain additional debt and/or equity financing or to generate sufficient cash from operations may require us to prioritize projects or curtail capital expenditures which could adversely affect our results of operations.

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

Although we have in the past, and may decide in the future, to undertake foreign exchange hedging transactions to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure. For example, while we hedge certain of our foreign currency assets and liabilities on our consolidated balance sheet, we do not hedge revenue. During fiscal 2007 and the first half of 2008, the U.S. dollar had been generally weaker relative to certain of the currencies of the foreign countries in which we operate. This overall weakness of the U.S. dollar had a positive impact on our consolidated results of operations because the foreign denominations translated into more U.S. dollars. However, during the second half of 2008 and through the first quarter of 2009, the U.S. dollar strengthened relative to certain of the currencies of the foreign countries in which we operate. This significantly impacted our consolidated financial position and results of operations as amounts in foreign currencies are generally translating into less U.S. dollars. During the last three quarters of 2009, the U.S. dollar weakened again relative to certain of the currencies of the foreign countries in which we operate, which had a positive impact to our results of operations. In future periods, strengthening of the U.S. dollar could have a negative impact on our consolidated financial position and results of operations including the amount of revenue that we report in future periods. For additional information on foreign currency risk, refer to our discussion of foreign currency risk in “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of this Annual Report.

We are continuing to invest in our expansion efforts but may not have sufficient customer demand in the future to realize expected returns on these investments.

We are considering the acquisition or lease of additional properties and the construction of new IBX data centers beyond those expansion projects already announced. We will be required to commit substantial operational and financial resources to these IBX data centers, generally 12 to 18 months in advance of securing customer contracts, and we may not have sufficient customer demand in those markets to support these centers once they are built. In addition, unanticipated technological changes could affect customer requirements for data centers and we may not have built such requirements into our new IBX data centers. Either of these contingencies, if they were to occur, could make it difficult for us to realize expected or reasonable returns on these investments.

Our products and services have a long sales cycle that may harm our revenues and operating results.

A customer’s decision to license cabinet space in one of our IBX data centers and to purchase additional services typically involves a significant commitment of resources. In addition, some customers will be reluctant to commit to locating in our IBX data centers until they are confident that the IBX data center has adequate carrier connections. As a result, we have a long sales cycle. Furthermore, we may expend significant time and resources in pursuing a particular sale or customer that does not result in revenue.

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

As of December 31, 2009, our accumulated deficit was $386.0 million. Although we have generated net income since 2008, our first full year of net income since our inception, we are also currently investing heavily in our future growth through the build-out of several additional IBX data centers and IBX data center expansions. As a result, we will incur higher depreciation and other operating expenses, as well as interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial crisis may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.

Our business depends on providing customers with highly reliable service. We must protect our customers’ IBX infrastructure and their equipment located in our IBX data centers. Furthermore, we continue to acquire IBX data centers not built by us. If we discover that these IBX data centers and their infrastructure assets are not in the condition we expected when they were acquired, we may be required to incur substantial additional costs to repair or upgrade the centers. The services we provide in each of our IBX data centers are subject to failure resulting from numerous factors, including:

•	human error;

•	equipment failure;

•	physical, electronic and cybersecurity breaches;

•	fire, earthquake, flood, tornados and other natural disasters;

•	extreme temperatures;

•	water damage;

•	fiber cuts;

•	power loss;

•	terrorist acts;

•	sabotage and vandalism; and

•	failure of business partners who provide our resale products.

Problems at one or more of our IBX data centers, whether or not within our control, could result in service interruptions or significant equipment damage. We have service level commitment obligations to certain of our customers, including our significant customers. As a result, service interruptions or significant equipment damage in our IBX data centers could result in difficulty maintaining service level commitments to these customers and potential claims related to such failures. Because our IBX data centers are critical to many of our customers’ businesses, service interruptions or significant equipment damage in our IBX data centers could also result in lost profits or other indirect or consequential damages to our customers. We cannot guarantee that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as the result of a problem at one of our IBX data centers.

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

Our construction of additional new IBX data centers could involve significant risks to our business.

In order to sustain our growth in certain of our existing and new markets, we must acquire suitable land with or without structures to build new IBX data centers from the ground up. We call these “greenfield builds.” Greenfield builds are currently underway, or being contemplated, in several key markets. A greenfield build involves substantial planning and lead-time, much longer time to completion than an IBX retrofit of an existing data center, and significantly higher costs of construction, equipment and materials, which could have a negative impact on our returns. A greenfield build also requires us to carefully select and rely on the experience of one or more general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays, increased costs to complete the project and other negative impacts to our expected returns. Site selection is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets with the necessary combination of high power capacity and fiber connectivity.

While we may prefer to locate new IBX data centers adjacent to our existing locations, we may be limited by the inventory and location of suitable properties, as well as by the need for adequate power and fiber to the site. In the event we decide to build new IBX data centers separate from our existing IBX data centers, we may provide services to interconnect these two centers. Should these services not provide the necessary reliability to sustain service, this could result in lower interconnection revenue and lower margins and could have a negative impact on customer retention over time.

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

Fossil fuel combustion creates greenhouse gas emissions that are linked to global climate change. Regulations to limit greenhouse gas emissions are in force in the European Union in an effort to prevent or reduce climate change. In the United States, federal legislative proposals are being actively considered that would, if adopted, implement some form of regulation or taxation to reduce or mitigate greenhouse gas (“GHG”) emissions. In addition, the U.S. Environmental Protection Agency (“EPA”) is taking steps towards using its existing authority under the Clean Air Act to regulate greenhouse gas emissions. Among other steps, EPA published the final rule for the “endangerment finding” on December 15, 2009, which declares that GHG emissions cause global warming and that global warming endangers the public health and welfare. This finding will lead to regulation of GHG emissions from various sources, potentially affecting facilities like the data centers we operate.

Several states within the United States have adopted laws intended to limit fossil fuel consumption and/or encourage renewable energy development for the same purpose. For example, California enacted AB-32, the Global Warming Solutions Act of 2006, prescribing a statewide cap on global warming pollution with a goal of reaching 1990 greenhouse gas emission levels by 2020 and 80% below 1990 levels by 2050 and establishing a mandatory emissions reporting program.

Federal, regional, state and international regulatory programs are still developing. In their final form, they may include a tax on carbon, a carbon “cap-and-trade” market, and/or other restrictions on carbon and greenhouse gas emissions. The area of greenhouse gas limitations and regulation is rapidly changing and will continue to change as additional legislation is considered and adopted, and regulations are finalized that implement existing law.

We do not anticipate that climate change-related laws and regulations would directly limit the emissions of greenhouse gases by our operations. We could, however, be directly subject to taxes, fees or costs, or could indirectly be required to reimburse electricity providers for such costs that would represent the amount of greenhouse gases we emit. The expected controls on greenhouse gas emissions are likely to increase the costs of electricity or fossil fuels, and these cost increases could materially increase our costs of operation or limit the availability of electricity or emergency generator fuels. The physical impacts of climate change, including extreme weather conditions such as heat waves, could materially increase our costs of operation due to, for example, an increase in our energy use in order to maintain the temperature and internal environment of our data centers necessary for our operations. To the extent any environmental laws enacted or regulations passed by the United States, or any domestic or foreign jurisdiction we perform business in, impose new or unexpected costs, our business, results of operations or financial condition may be adversely affected.

We may not be able to compete successfully against current and future competitors.

Our IBX data centers and other products and services must be able to differentiate themselves from those of other providers of space and services for telecommunications companies, webhosting companies and other colocation providers. In addition to competing with neutral colocation providers, we must compete with traditional colocation providers, including telecom companies, carriers, Internet service providers and webhosting facilities. Similarly, with respect to our other products and services, including managed services, bandwidth services and security services, we must compete with more established providers of similar services. Most of these companies have longer operating histories and significantly greater financial, technical, marketing and other resources than us.

Because of their greater financial resources, some of our competitors have the ability to adopt aggressive pricing policies, especially if they have been able to restructure their debt or other obligations. As a result, in the future, we may suffer from pricing pressure that would adversely affect our ability to generate revenues and adversely affect our operating results. In addition, these competitors could offer colocation on neutral terms, and may start doing so in the same metropolitan areas in which we have IBX data centers. Some of these competitors may also provide our target customers with additional benefits, including bundled communication services, and may do so in a manner that is more attractive to our potential customers than obtaining space in our IBX data centers. If these competitors were able to adopt aggressive pricing policies together with offering colocation space, our ability to generate revenues may be materially and adversely affected.

We may also face competition from persons seeking to replicate our IBX data center concept by building new IBX data centers or converting existing IBX data centers that some of our competitors are in the process of divesting. We may continue to see increased competition for data center space and customers from large REITS who also operate in our market. We may experience competition from our landlords, some of which are REITS, in this regard. Rather than leasing available space in our buildings to large single tenants, they may decide to convert the space instead to smaller square foot units designed for multi-tenant colocation use. Landlords/REITS may enjoy a cost effective advantage in providing services similar to those provided by our IBX data centers, and in addition to the risk of losing customers to these parties, this could also reduce the amount of space available to us for expansion in the future. Competitors may operate more successfully or form alliances to acquire significant market share. Furthermore, enterprises that have already invested substantial resources in outsourcing arrangements may be reluctant or slow to replace, limit or compete with their existing systems by becoming a customer. Customers may also decide it is cost-effective for them to build out their own data centers, which could have a negative impact on our results of operations. In addition, other companies may be able to attract the same potential customers that we are targeting. Once customers are located in competitors’ facilities, it may be extremely difficult to convince them to relocate to our IBX data centers.

The market price of our stock may continue to be highly volatile, and the value of an investment in our common stock may decline.

Since January 1, 2008, the closing sale price of our common stock on the NASDAQ Global Select Market has ranged from $35.14 to $108.11 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. General economic and market conditions, and market conditions for telecommunications stocks in general, may affect the market price of our common stock.

Announcements by others or us may also have a significant impact on the market price of our common stock. These announcements may relate to:

•	our operating results or forecasts;

•	new issuances of equity, debt or convertible debt by us;

•	developments in our relationships with corporate customers;

•	announcements by our customers or competitors;

•	changes in regulatory policy or interpretation;

•	governmental investigations;

•	changes in the ratings of our stock by securities analysts;

•	our purchase or development of real estate and/or additional IBX data centers;

•	acquisitions by us of complementary businesses, including developments with respect to our pending acquisition of Switch and Data; or

•	the operational performance of our IBX data centers.

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

Our IBX data centers are susceptible to regional costs of power, electrical power shortages, planned or unplanned power outages and limitations, especially internationally, on the availability of adequate power resources.

Power outages, such as those that occurred in California during 2001, the Northeast in 2003, and from the tornados on the U.S. east coast in 2004, could harm our customers and our business. We attempt to limit exposure to system downtime by using backup generators and power supplies; however, we may not be able to limit our exposure entirely even with these protections in place, as was the case with the power outages we experienced in our Chicago and Washington, D.C. metro area IBX data centers in 2005, London metro area IBX data centers in 2007 and Paris metro area IBX data centers in 2009.

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

We may also have difficulty obtaining sufficient power capacity for potential expansion sites in new or existing markets. We may experience significant delays and substantial increased costs demanded by the utilities to provide the level of electrical service required by our current IBX data center designs.

We are exposed to potential risks from errors in our financial reporting systems and controls, including the potential for material misstatements in our consolidated financial statements.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to evaluate their internal controls over financial reporting. Although we received an unqualified opinion regarding the effectiveness of our internal controls over financial reporting as of December 31, 2009, in the course of our ongoing evaluation we have identified certain areas where we would like to improve and we are in the process of evaluating and designing enhanced processes and controls to address such areas, none of which we believe constitutes a material change.

However, we cannot be certain that our efforts will be effective or sufficient for us, or our independent registered public accounting firm, to issue unqualified reports in the future, especially as our business continues to grow and evolve and as we acquire other businesses.

Our ability to manage our operations and growth will require us to improve our operational, financial and management controls, as well as our internal reporting systems and controls. We may not be able to implement improvements to our internal reporting systems and controls in an efficient and timely manner and have in the past, and may in the future, discover deficiencies in existing systems and controls. In addition, internal reporting systems and controls are subject to human error. Any such deficiencies could result in material misstatements in our consolidated financial statements, which might involve restating previously issued financial statements. Additionally, as we expand, we will need to implement new systems to support our financial reporting systems and controls. We may not be able to implement these systems such that errors would not be identified in a timely manner, which could result in material misstatements in our consolidated financial statements.

If we cannot effectively manage our international operations, and successfully implement our international expansion plans, our revenues may not increase and our business and results of operations would be harmed.

For the years ended December 31, 2009, 2008 and 2007, we recognized 39%, 37% and 23%, respectively, of our revenues outside the United States.

To date, the network neutrality of our IBX data centers and the variety of networks available to our customers has often been a competitive advantage for us. In certain of our acquired IBX data centers in the Asia-Pacific region the limited number of carriers available reduces that advantage. As a result, we may need to adapt our key revenue-generating services and pricing to be competitive in those markets. In addition, we are currently undergoing expansions or evaluating expansion opportunities in Europe and in the Asia-Pacific region. Undertaking and managing expansions in foreign jurisdictions may present unanticipated challenges to us.

Our international operations are generally subject to a number of additional risks, including:

•	the costs of customizing IBX data centers for foreign countries;

•	protectionist laws and business practices favoring local competition;

•	greater difficulty or delay in accounts receivable collection;

•	difficulties in staffing and managing foreign operations, including negotiating with foreign labor unions or workers’ councils;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	difficulties in repatriating funds from certain countries;

•	our ability to obtain, transfer, or maintain licenses required by governmental entities with respect to our business;

•	unexpected changes in regulatory, tax and political environments;

•	our ability to secure and maintain the necessary physical and telecommunications infrastructure;

•	compliance with the Foreign Corrupt Practices Act; and

•	compliance with evolving governmental regulation with which we have little experience.

In addition, compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws which also prohibit corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our services in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate and address these risks and manage these difficulties.

The increased use of high power density equipment may limit our ability to fully utilize our IBX data centers.

Customers are increasing their use of high-density electrical power equipment, such as blade servers, in our IBX data centers which has significantly increased the demand for power on a per cabinet basis. Because many of our IBX data centers were built a number of years ago, the current demand for electrical power may exceed the designed electrical capacity in these centers. As electrical power, not space, is typically the limiting factor in our IBX data centers, our ability to fully utilize those IBX data centers may be limited. The availability of sufficient power may also pose a risk to the successful operation of our new IBX data centers. The ability to increase the power capacity of an IBX data center, should we decide to, is dependent on several factors including, but not limited to, the local utility’s ability to provide additional power; the length of time required to provide such power; and/or whether it is feasible to upgrade the electrical infrastructure of an IBX data center to deliver additional power to customers. Although we are currently designing and building to a much higher power specification, there is a risk that demand will continue to increase and our IBX data centers could become obsolete sooner than expected.

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

•

the timing and magnitude of capital expenditures, financing or other expenses related to the acquisition, purchase or construction of additional IBX data centers or the upgrade of existing IBX data centers;

•	demand for space, power and services at our IBX data centers;

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

•	the duration of the sales cycle for our services;

•	restructuring charges or reversals of existing restructuring charges, which may be necessary due to revised sublease assumptions, changes in strategy or otherwise;

•	acquisitions or dispositions we may make, including developments with respect to our pending acquisition of Switch and Data;

•	the financial condition and credit risk of our customers;

•	the provision of customer discounts and credits;

•	the mix of current and proposed products and services and the gross margins associated with our products and services;

•	the timing required for new and future centers to open or become fully utilized;

•	competition in the markets in which we operate;

•	conditions related to international operations;

•	increasing repair and maintenance expenses in connection with aging IBX data centers;

•

lack of available capacity in our existing IBX data centers to generate new revenue or delays in opening up new or acquired IBX data centers that delay our ability to generate new revenue in markets which have otherwise reached capacity;

•	changes in rent expense as we amend our IBX data center leases in connection with extending their lease terms when their initial lease term expiration dates approach;

•

the timing and magnitude of other operating expenses, including taxes, expenses related to the expansion of sales, marketing, operations and acquisitions, if any, of complementary businesses and assets;

•	the cost and availability of adequate public utilities, including power;

•	changes in employee stock-based compensation;

•	overall inflation;

•	increasing interest expense due to any increases in interest rates and/or potential additional debt financings;

•	changes in income tax benefit or expense; and

•	changes in or new generally accepted accounting principles (GAAP) in the U.S. as periodically released by the Financial Accounting Standards Board (FASB).

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

The failure to obtain favorable terms when we renew our IBX data center leases could harm our business and results of operations.

While we own certain of our IBX data centers, others are leased under long-term arrangements with lease terms expiring at various dates ranging from 2010 to 2027. These leased centers have all been subject to significant development by us in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. All of our IBX data center leases have renewal options available to us. However, many of these renewal options provide for rent set at then-prevailing market rates. To the extent that then-prevailing market rates are higher than present rates, these higher costs may adversely impact our business and results of operations.

We depend on a number of third parties to provide Internet connectivity to our IBX data centers; if connectivity is interrupted or terminated, our operating results and cash flow could be materially and adversely affected.

The presence of diverse telecommunications carriers’ fiber networks in our IBX data centers is critical to our ability to retain and attract new customers. We are not a telecommunications carrier, and as such we rely on third parties to provide our customers with carrier services. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results. We rely primarily on revenue opportunities from the telecommunications carriers’ customers to encourage them to invest the capital and operating resources required to connect from their centers to our IBX data centers. Carriers will likely evaluate the revenue opportunity of an IBX data center based on the assumption that the environment will be highly competitive. We cannot provide assurance that each and every carrier will elect to offer its services within our IBX data centers or that once a carrier has decided to provide Internet connectivity to our IBX data centers that it will continue to do so for any period of time. Further, many carriers are experiencing business difficulties or announcing consolidations. As a result, some carriers may be forced to downsize or terminate connectivity within our IBX data centers, which could have an adverse effect on our operating results.

Our new IBX data centers require construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to our IBX data centers is complex and involves factors outside of our control, including regulatory processes and the availability of construction resources. If the establishment of highly diverse Internet connectivity to our IBX data centers does not occur, is materially delayed or is discontinued, or is subject to failure, our operating results and cash flow will be adversely affected. Any hardware or fiber failures on this network may result in significant loss of connectivity to our new IBX data center expansions. This could affect our ability to attract new customers to these IBX data centers or retain existing customers.

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

Because we depend on the development and growth of a balanced customer base, including key magnet customers, failure to attract and retain this base of customers could harm our business and operating results.

Our ability to maximize revenues depends on our ability to develop and grow a balanced customer base, consisting of a variety of companies, including global enterprises, content providers, financial companies, and network service providers. We consider certain of these customers to be key magnets in that they draw in other customers. The more balanced the customer base within each IBX data center, the better we will be able to generate significant interconnection revenues, which in turn increases our overall revenues. Our ability to attract customers to our IBX data centers will depend on a variety of factors, including the presence of multiple carriers, the mix of products and services offered by us, the overall mix of customers, the presence of key customers attracting business through vertical market ecosystems, the IBX data center’s operating reliability and security and our ability to effectively market our services. However, some of our customers may face competitive pressures and may ultimately not be successful or may be consolidated through merger or acquisition. If these customers do not continue to use our IBX data centers it may be disruptive to our business. Finally, the uncertain economic climate may harm our ability to attract and retain customers if customers slow spending, or delay decision-making, on our products and services, or if customers begin to have difficulty paying us and we experience increased churn in our customer base. Any of these factors may hinder the development, growth and retention of a balanced customer base and adversely affect our business, financial condition and results of operations.

We are subject to securities class action and other litigation, which may harm our business and results of operations.

During the quarter ended September 30, 2001, putative shareholder class action lawsuits were filed against us, a number of our officers and directors, and several investment banks that were underwriters of our initial public offering. Similar complaints were filed against more than 300 other issuers, their officers and directors, and investment banks. The suits allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. The parties in the approximately 300 coordinated cases, including the parties in the Equinix case, reached a settlement. It provides for releases of existing claims and claims that could have been asserted relating to the conduct alleged to be wrongful from the class of investors participating in the settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Equinix. On October 6, 2009, the Court granted final approval to the settlement. Six notices of appeal and one petition seeking permission to appeal, from a group of objectors who also filed a notice of appeal, have been filed.

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawaii, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the internet exchange services business of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana’s majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725 million value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which adds new plaintiffs (other alleged holders of Pihana common stock), but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by Equinix and other Defendants. On April 24, 2009, plaintiffs filed a Second Amended

Complaint (“SAC”) to correct the naming of certain parties. The SAC is otherwise substantively identical to the Amended Complaint, and all motions to dismiss the Amended Complaint have been treated as responsive to the SAC. On September 1, 2009, the Court heard Defendants’ motions to dismiss the SAC and ruled at the hearing that all claims against all Defendants are time-barred. The Court also considered whether there were further independent grounds for dismissing the claims, and supplemental briefing has been submitted with respect to claims against one defendant and plaintiffs’ renewed request for further leave to amend. The Court has not yet entered a final Order on the motions to dismiss. We believe that plaintiffs’ claims and alleged damages are without merit and we intend to defend the litigation vigorously.

In the fourth quarter of 2009, three purported stockholder class action lawsuits were filed against us in connection with our proposed merger with Switch and Data. The first, filed October 27, 2009 in the Delaware Chancery Court, names Equinix, Sundance Acquisition Corporation, Switch and Data, and the members of Switch and Data’s board of directors as defendants. The lawsuit alleges that the Switch and Data directors breached their fiduciary duties to Switch and Data’s stockholders in connection with the proposed merger, and that Equinix aided and abetted these alleged breaches. The second complaint, filed October 30, 2009 in Florida state court, raises similar claims against the same defendants. The third complaint, filed on December 7, 2009 in the United States District Court for the Middle District of Florida, likewise raises similar claims but did not name Sundance Acquisition Corporation as a defendant. Both the second and third complaints included claims alleging that Switch and Data had failed to disclose material information concerning the merger to stockholders. On January 19, 2010, counsel for parties in all three lawsuits entered into a memorandum of understanding in which they agreed upon the terms of a settlement of all three lawsuits. In connection with this settlement, the three lawsuits and all claims asserted therein are expected to be dismissed with prejudice. The memorandum of understanding provides that the parties will seek approval of the settlement in Florida state court and that simultaneously, the parties will agree to stay the actions pending in the Delaware Chancery Court and the Florida federal court. The proposed settlement is conditional upon, among other things, the execution of an appropriate stipulation of settlement, consummation of the merger and final approval of the proposed settlement by the Florida state court. The proposed settlement contemplates that plaintiffs’ counsel will apply to the Florida state court for an award of attorneys’ fees and costs in an aggregate amount of $900,000, and that the defendants will not oppose or undermine this application. We expect that approximately 70 percent of these attorneys’ fees will be paid by insurance maintained by Switch and Data, and that we will pay the remainder.

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

The September 11, 2001 terrorist attacks in the U.S., the ensuing declaration of war on terrorism and the continued threat of terrorist activity and other acts of war or hostility contribute to a climate of political and economic uncertainty. Due to existing or developing circumstances, we may need to incur additional costs in the future to provide enhanced security, including cybersecurity, which would have a material adverse effect on our business and results of operations. These circumstances may also adversely affect our ability to attract and retain customers, our ability to raise capital and the operation and maintenance of our IBX data centers. We may not have adequate property and liability insurance to cover catastrophic events or attacks.

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

Our executive offices are located in Foster City, California, and we also have sales offices in several cities throughout the United States. Our Asia-Pacific headquarters office is located in Hong Kong and we also have office space in Singapore; Tokyo, Japan; and Sydney, Australia, which is operated out of our IBX data center there. Our European headquarters office is located in London, U.K. and our regional sales offices in Europe are based in our IBX data centers in Europe. We have entered into leases for certain of our IBX data centers in Dallas, Texas; Chicago, Illinois; Los Angeles, San Jose, Santa Clara and Sunnyvale, California; Newark and Secaucus, New Jersey; Hong Kong; Singapore; Sydney, Australia; Tokyo, Japan; London, U.K.; Paris, France; Frankfurt, Munich and Dusseldorf, Germany; Zurich and Geneva, Switzerland and Enschede, Zwolle and Amsterdam, Netherlands. We own certain of our IBX data centers in Ashburn, Virginia; Chicago, Illinois; Los Angeles and San Jose, California and Frankfurt, Germany. We own campuses in Ashburn, Virginia and Frankfurt, Germany that house some of our IBX data centers mentioned in the preceding sentence.

ITEM 3.	LEGAL PROCEEDINGS

IPO Litigation

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

The parties in the approximately 300 coordinated cases, including the parties in the Equinix case, reached a settlement. It provides for releases of existing claims and claims that could have been asserted relating to the conduct alleged to be wrongful from the class of investors participating in the settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Equinix. On October 6, 2009, the Court granted final approval to the settlement. Six notices of appeal and one petition seeking permission to appeal, from a group of objectors who also filed a notice of appeal, have been filed.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows. We intend to continue to defend the action vigorously if the settlement does not survive the appeal.

Pihana Litigation

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawaii, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the internet exchange services business of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana’s majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725.0 million value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which adds new plaintiffs (other alleged holders of Pihana common stock) but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed in a separate action by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by Equinix and other Defendants. On April 24, 2009, plaintiffs filed a Second Amended Complaint (“SAC”) to correct the naming of certain parties. The SAC is otherwise substantively identical to the Amended Complaint, and all motions to dismiss the Amended Complaint have been treated as responsive to the SAC. On September 1, 2009, the Court heard Defendants’ motions to dismiss the SAC and ruled at the hearing that all claims against all Defendants are time-barred. The Court also considered whether there were further independent grounds for dismissing the claims, and supplemental briefing has been submitted with respect to claims against one defendant and plaintiffs’ renewed request for further leave to amend. The Court has not yet entered a final Order on the motions to dismiss. We believe that plaintiffs’ claims and alleged damages are without merit and we intend to defend the litigation vigorously.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

Switch and Data Litigation

In the fourth quarter of 2009, three purported stockholder class action lawsuits were filed against us in connection with our proposed merger with Switch and Data. The first, filed October 27, 2009 in the Delaware Chancery Court, names Equinix, Sundance Acquisition Corporation, Switch and Data, and the members of Switch and Data’s board of directors as defendants. The lawsuit alleges that the Switch and Data directors breached their fiduciary duties to Switch and Data’s stockholders in connection with the proposed merger, and that Equinix aided and abetted these alleged breaches. The second complaint, filed October 30, 2009 in Florida state court, raises similar claims against the same defendants. The third complaint, filed on December 7, 2009 in the United States District Court for the Middle District of Florida, likewise raises similar claims but did not name Sundance Acquisition Corporation as a defendant. Both the second and third complaints included claims alleging that Switch and Data had failed to disclose material information concerning the merger to stockholders.

On January 19, 2010, counsel for parties in all three lawsuits entered into a memorandum of understanding in which they agreed upon the terms of a settlement of all three lawsuits. In connection with this settlement, the three lawsuits and all claims asserted therein are expected to be dismissed with prejudice. The memorandum of understanding provides that the parties will seek approval of the settlement in Florida state court and that simultaneously, the parties will agree to stay the actions pending in the Delaware Chancery Court and the Florida federal court. The proposed settlement is conditional upon, among other things, the execution of an appropriate stipulation of settlement, consummation of the merger and final approval of the proposed settlement by the Florida state court. The proposed settlement contemplates that plaintiffs’ counsel will apply to the Florida state court for an award of attorneys’ fees and costs in an aggregate amount of $900,000, and that the defendants will not oppose or undermine this application. We expect that approximately 70 percent of these attorneys’ fees will be paid by insurance maintained by Switch and Data, and that we will pay the remainder. We intend to continue to defend the action vigorously if the settlement is not finalized.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of the fiscal year ended December 31, 2009.

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

	Low	High
Fiscal 2009:
Fourth Fiscal Quarter	$85.32	$108.11
Third Fiscal Quarter	67.19	94.43
Second Fiscal Quarter	57.62	77.71
First Fiscal Quarter	42.26	62.89

Fiscal 2008:
Fourth Fiscal Quarter	$35.14	$67.59
Third Fiscal Quarter	65.71	93.84
Second Fiscal Quarter	69.31	100.75
First Fiscal Quarter	57.78	99.62

As of January 31, 2010, we had issued 39,374,788 shares of our common stock outstanding held by approximately 234 registered holders.

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain our earnings, if any, for future growth. Future dividends on our common stock, if any, will be at the discretion of our Board of Directors and will depend on, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors that our Board of Directors may deem relevant. Furthermore, most of our senior creditors restrict us from paying dividends.

During the year ended December 31, 2009, we did not issue or sell any securities on an unregistered basis.

Stock Performance Graph

The graph sets forth below compares the cumulative total stockholder return on Equinix’s common stock between December 31, 2004 and December 31, 2009 with the cumulative total return of (i) The NASDAQ Composite Index and (ii) The NASDAQ Telecommunications Index. This graph assumes the investment of $100.00 on December 31, 2004 in Equinix’s common stock, in The NASDAQ Composite Index, and in The NASDAQ Telecommunications Index, and assumes the reinvestment of dividends, if any.

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

The following consolidated statement of operations data for the five years ended December 31, 2009 and the consolidated balance sheet data as of December 31, 2009, 2008, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements and the related notes. Our historical results are not necessarily indicative of the results to be expected for future periods. The following selected consolidated financial data for the three years ended December 31, 2009 and as of December 31, 2009 and 2008, should be read in conjunction with our audited consolidated financial statements and the related notes in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K. In addition, in September 2007, we completed our acquisition of IXEurope plc, a significant acquisition. For further information on this acquisition, refer to Note 2 of our Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

	Years ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$882,509	$704,680	$419,442	$286,915	$221,057

Costs and operating expenses:
Cost of revenues	483,420	414,799	263,768	188,379	158,354
Sales and marketing	63,584	66,913	40,719	32,619	20,552
General and administrative	155,324	146,564	105,794	72,123	45,110
Restructuring charges	(6,053)	3,142	407	1,527	33,814
Acquisition costs	5,155	—	—	—	—
Gains on asset sales	—	—	(1,338)	(9,647)	—

Total costs and operating expenses	701,430	631,418	409,350	285,001	257,830

Income (loss) from operations	181,079	73,262	10,092	1,914	(36,773)
Interest income	2,384	8,940	15,406	6,627	3,584
Interest expense	(74,232)	(61,677)	(32,014)	(14,630)	(8,905)
Other-than-temporary impairment loss on investments	(2,590)	(1,527)	—	—	—
Other income (expense)	2,387	1,307	3,047	(245)	25
Loss on debt extinguishment and conversion	—	—	(5,949)	—	—
Income tax benefit (expense)	(39,597)	87,619	(473)	(439)	(543)
Cumulative effect of a change in accounting principle	—	—	—	376	—

Net income (loss)	$69,431	$107,924	$(9,891)	$(6,397)	$(42,612)

Earnings (loss) per share:
Basic	$1.80	$2.91	$(0.30)	$(0.22)	$(1.78)

Weighted average shares—basic	38,488	37,120	32,595	28,796	23,956

Diluted	$1.75	$2.79	$(0.30)	$(0.22)	$(1.78)

Weighted average shares—diluted	39,676	41,582	32,595	28,796	23,956

Other Financial Data (1):
Net cash provided by operating activities	$355,492	$267,558	$120,020	$75,412	$67,595
Net cash used in investing activities	(558,178)	(478,040)	(1,054,725)	(158,470)	(108,722)
Net cash provided by financing activities	323,598	145,106	1,145,013	46,107	134,611

	As of December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term and long-term investments	$604,367	$307,945	$383,900	$156,481	$188,855
Accounts receivable, net	64,767	66,029	60,089	26,864	17,237
Property, plant and equipment, net	1,808,115	1,492,830	1,164,613	546,395	438,790
Total assets	3,038,150	2,434,736	2,182,296	771,832	680,997
Capital lease and other financing obligations, excluding current portion	154,577	133,031	93,604	92,722	94,653
Mortgage and loans payable, excluding current portion	371,322	386,446	313,915	96,746	58,841
Convertible debt, excluding current portion	893,706	608,510	631,104	86,250	86,250
Total stockholders’ equity	1,182,483	916,661	861,992	355,028	288,673

(1)	For a discussion of our primary non-GAAP metric, adjusted EBITDA, see our non-GAAP financial measures discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our management’s discussion and analysis of financial condition and results of operations is intended to assist readers in understanding our financial information from our management’s perspective and is presented as follows:

•	Overview

•	Results of Operations

•	Non-GAAP Financial Measures

•	Liquidity and Capital Resources

•	Contractual Obligations and Off-Balance-Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

In January 2009, we adopted a FASB standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and a FASB standard for instruments granted in share-based payment transactions that are considered participating securities and, therefore, should be included in the calculation of earnings per share, or EPS. These FASB standards were applied retrospectively; as a result, we adjusted our previously issued comparative consolidated financial statements. See “Adoption of Recent Accounting Pronouncements and Adjusted Consolidated Financial Statements” in Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

During the year ended December 31, 2009, we assessed and changed the estimated useful lives of certain of our property, plant and equipment. This change is accounted for as a change in accounting estimate on a prospective basis effective July 1, 2009. See “Property, Plant and Equipment” in Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

In October 2009, as more fully described in Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we announced that we had entered into an agreement to acquire Switch and Data, which operates 34 data centers in the U.S. and Canada. We refer to this transaction as the Switch and Data acquisition. The Switch and Data acquisition, which is expected to close in the second quarter of 2010, subject to regulatory approval, including clearance under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, as well as the satisfaction or waiver of closing conditions, will have a significant impact on our financial position, results of operations and cash flows.

Overview

Equinix provides global data center services that protect and connect the word’s most valued information assets. Global enterprises, financial services companies, and content and network service providers rely upon Equinix’s leading insight and our 49 data centers in 18 markets around the world for the safeguarding of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following data center services: premium data center colocation, interconnection and exchange services, and outsourced IT infrastructure services. As of December 31, 2009, we operated IBX data centers in the Chicago, Dallas, Los Angeles, New York, Silicon Valley and Washington, D.C. metro areas in the United States; France, Germany, the Netherlands, Switzerland and the United Kingdom in Europe; and Australia, Hong Kong, Japan and Singapore in Asia-Pacific. We entered Europe in September 2007 through our acquisition of IXEurope Plc, or IXEurope, headquartered in London, U.K. We refer to this transaction as the IXEurope acquisition. In February 2008, we acquired Virtu Secure Webservices B.V., or Virtu, based in the Netherlands, to supplement our European operations. We refer to this transaction as the Virtu acquisition. In July 2009, we acquired Upminster GmbH, or Upminster, based in Germany, to further supplement our European operations. We refer to this transaction as the Upminster acquisition.

We leverage our global data centers in 18 markets around the world as a global service delivery platform which serves more than 90% of the world’s Internet routes and allows our customers to increase information and application delivery performance while significantly reducing costs. Based on our global delivery platform and the quality of our IBX data centers, we believe we have established a critical mass of customers. As more customers locate in our IBX data centers, it benefits their suppliers and business partners to colocate as well in order to gain the full economic and performance benefits of our services. These partners, in turn, pull in their business partners, creating a “marketplace” for their services. Our global delivery platform enables scalable, reliable and cost-effective colocation, interconnection and traffic exchange thus lowering overall cost and increasing flexibility. Our focused business model is based on our critical mass of customers and the resulting “marketplace” effect. This global delivery platform, combined with our strong financial position, continues to drive new customer growth and bookings as we drive scale into our global business.

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

Our customer count increased to 2,612 as of December 31, 2009 versus 2,272 as of December 31, 2008, an increase of 15%. Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available taking into account power limitations. Our utilization rate decreased to 79% as of December 31, 2009 versus approximately 81% as of December 31, 2008; however, excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our utilization rate would have increased to approximately 85% as of December 31, 2009. Our utilization rate varies from market to market among our IBX data centers across the U.S., Europe and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service offerings such as our recent announcement of our agreement to acquire Switch and Data. As was the case with our recent expansions and acquisitions, our expansion criteria will be dependent on a number of factors such as demand from new and existing customers, quality of the design, power capacity, access to networks, capacity availability in the current market location, amount of incremental investment required by us in the targeted property, lead-time to break-even and in-place customers. Like our recent expansions and acquisitions, the right combination of these factors may be attractive to us. Depending on the circumstances, these transactions may require additional capital expenditures funded by upfront cash payments or through long-term financing arrangements, in order to bring these properties up to Equinix standards. Property expansion may be in the form of purchases of real property, long-term leasing arrangements or acquisitions. Future purchases, construction or acquisitions may be completed by us or with partners or potential customers to minimize the outlay of cash, which can be significant.

Our business is based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure services. We consider these services recurring as our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years and during the past three years, in any given quarter, greater than half of our monthly recurring revenue bookings come from existing customers, contributing to our revenue growth.

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

The largest components of our cost of revenues are depreciation, rental payments related to our leased IBX data centers, utility costs, including electricity and bandwidth, IBX data center employees’ salaries and benefits, including stock-based compensation, repairs and maintenance, supplies and equipment and security services. A substantial majority of our cost of revenues is fixed in nature and should not vary significantly from period to period, unless we expand our existing IBX data centers or open or acquire new IBX data centers. However, there are certain costs which are considered more variable in nature, including utilities and supplies, that are directly related to growth in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will increase in the future on a per-unit or fixed basis in addition to the variable increase related to the growth of consumption by the customer. In addition, the cost of electricity is generally higher in the summer months as compared to other times of the year. To the extent we incur increased electricity costs as a result of either climate change policies or the physical effects of climate change, such increased costs could materially impact our financial condition, results of operations and cash flows.

Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, including stock-based compensation, sales commissions, marketing programs, public relations, promotional materials and travel, as well as bad debt expense and amortization of customer contract intangible assets.

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, accounting, legal and other professional service fees, and other general corporate expenses such as our corporate regional headquarters office leases and some depreciation expense.

Due to our recurring revenue model, and a cost structure which has a large base that is fixed in nature and generally does not grow in proportion to revenue growth, we expect our cost of revenues, sales and marketing expenses and general and administrative expenses to decline as a percentage of revenue over time, although we expect each of them to grow in absolute dollars in connection with our growth. This is evident in the trends noted below in our discussion on our results of operations. However, for cost of revenues, this trend may periodically be impacted when a large expansion project opens or is acquired and before it starts generating any meaningful revenue. Furthermore, in relation to cost of revenues, we note that the U.S. region has a lower cost of revenues as a percentage of revenue than either Europe or Asia-Pacific. This is due to both the increased scale and maturity of the U.S. region compared to either Europe or Asia-Pacific, as well as a higher cost structure outside of the U.S., particularly in Europe. While we expect all three regions to continue to see lower cost of revenues as a percentage of revenues in future periods, we expect the trend of the U.S. having the lowest cost of revenues as a percentage of revenue and Europe having the highest to continue. As a result, to the extent that revenue growth outside the U.S. grows in greater proportion than revenue growth in the U.S., our overall cost of revenues as a percentage of revenues may increase slightly in future periods.

Results of Operations

Our results of operations for the year ended December 31, 2007 include the operations of IXEurope from September 14, 2007 to December 31, 2007. Our results of operations for the year ended December 31, 2008 include the operations of Virtu from February 5, 2008 to December 31, 2008. Our results of operations for the year ended December 31, 2009 include the operations of Upminster from July 22, 2009 to December 31, 2009.

Years Ended December 31, 2009 and 2008

Revenues. Our revenues for the years ended December 31, 2009 and 2008 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Years ended December 31,				Change
	2009	%	2008	%	$	%
U.S:
Recurring revenues	$515,780	59%	$423,940	60%	$91,840	22%
Non-recurring revenues	19,709	2%	18,863	3%	846	4%

	535,489	61%	442,803	63%	92,686	21%

Europe:
Recurring revenues	212,635	24%	165,669	24%	46,966	28%
Non-recurring revenues	15,501	2%	11,833	1%	3,668	31%

	228,136	26%	177,502	25%	50,634	29%

Asia-Pacific:
Recurring revenues	113,434	12%	77,554	11%	35,880	46%
Non-recurring revenues	5,450	1%	6,821	1%	(1,371)	(20)%

	118,884	13%	84,375	12%	34,509	41%

Total:
Recurring revenues	841,849	95%	667,163	95%	174,686	26%
Non-recurring revenues	40,660	5%	37,517	5%	3,143	8%

	$882,509	100%	$704,680	100%	$177,829	25%

U.S. Revenues. The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers, as well as selective price increases in each of our IBX markets. During the year ended December 31, 2009, we recorded $67.7 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Los Angeles and New York metro areas. We expect that our U.S. revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Chicago, Los Angeles, New York, Silicon Valley and Washington, D.C. metro areas, which are expected to open during 2010.

Europe Revenues. Our revenues from the United Kingdom, the largest revenue contributor in the Europe region, represented approximately 36% and 38%, respectively, of the regional revenues for the years ended December 31, 2009 and 2008. As in the U.S., Europe revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the year ended December 31, 2009, we recorded approximately $49.4 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Frankfurt, London and Paris metro areas. We expect that our Europe revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Geneva, London, Paris and Zurich metro areas, which are expected to open during the first half of 2010.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 36% and 38%, respectively, of the regional revenues for the years ended December 31, 2009 and 2008. As in the U.S., Asia-Pacific revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers, as well as selective price increases in each of our IBX markets. During the year ended December 31, 2009, we recorded approximately $25.7 million of revenue generated from our IBX data centers or IBX data center expansions in the Hong Kong, Singapore and Sydney metro areas. The decrease in Asia-Pacific non-recurring revenue was primarily due to higher revenue from equipment resales in 2008. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data centers or IBX data center expansions.

Cost of Revenues. Our cost of revenues for the years ended December 31, 2009 and 2008 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				Change
	2009	%	2008	%	$	%
U.S.	$269,242	56%	$238,583	57%	$30,659	13%
Europe	144,875	30%	122,658	30%	22,217	18%
Asia-Pacific	69,303	14%	53,558	13%	15,745	29%

Total	$483,420	100%	$414,799	100%	$68,621	17%

	Years ended December 31,
	2009	2008
Cost of revenues as a percentage of revenues:
U.S.	50%	54%
Europe	64%	69%
Asia-Pacific	58%	63%
Total	55%	59%

U.S. Cost of Revenues. U.S. cost of revenues for the years ended December 31, 2009 and 2008 included $99.3 million and $91.9 million, respectively, of depreciation expense. Growth in depreciation expense of $14.5 million was due to our IBX data center expansion activity; however, this growth was partially offset by a $7.1 million decrease in depreciation expense as we revised the estimated useful lives of certain of our property, plant and equipment during the year ended December 31, 2009. Excluding depreciation, the increase in U.S. cost of revenues was primarily due to overall growth related to our revenue growth and costs associated with our expansion projects, including (i) an increase of $9.8 million in rent and facility costs, (ii) an increase of $7.9 million in utility costs as a result of increased customer installations and (iii) $5.7 million in higher compensation costs, including general salaries, bonuses and headcount growth (308 U.S. employees as of December 31, 2009 versus 289 as of December 31, 2008). We expect U.S. cost of revenues to increase as we continue to grow our business.

Europe Cost of Revenues. Europe cost of revenues for the years ended December 31, 2009 and 2008 included $37.1 million and $33.5 million, respectively, of depreciation expense. Growth in depreciation expense of $4.1 million was primarily due to our IBX center expansion activity; however, this growth was partially offset by a $523,000 decrease in depreciation expense as we revised the estimated useful lives of certain of our property, plant and equipment during the year ended December 31, 2009. In the fourth quarter of 2009, we recorded a $4.2 million decrease in depreciation expense as an out-of-period adjustment related to incorrectly depreciating certain assets. This $4.2 million out-of-period adjustment represents the correction of errors attributable to the nine months ended September 30, 2009 and the years ended December 31, 2008 and 2007, which we have concluded were not material to any previously-reported historical quarterly periods or results of operations for the nine months ended September 30, 2009 and to any previously-reported historical annual or quarterly periods for the years ended December 31, 2008 or 2007. Excluding depreciation expense, the increase in Europe cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as (i) an increase of $11.0 million of utility costs arising from increased customer installations and revenues attributed to customer growth and (ii) $3.4 million of higher rent and facility costs. We expect Europe cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the years ended December 31, 2009 and 2008 included $24.4 million and $17.6 million, respectively, of depreciation expense. Growth in depreciation expense of $11.2 million was primarily due to our IBX data center expansion activity; however, this growth was partially offset by a $4.4 million decrease in depreciation expense as we revised the estimated useful lives of certain of our property, plant and equipment during the year ended December 31, 2009. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, including (i) $3.9 million of higher utility costs as a result of increased customer installations and (ii) $2.2 million of higher rent and facility costs. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the years ended December 31, 2009 and 2008 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				Change
	2009	%	2008	%	$	%
U.S.	$35,900	56%	$38,219	57%	$(2,319)	(6)%
Europe	17,755	28%	19,331	29%	(1,576)	(8)%
Asia-Pacific	9,929	16%	9,363	14%	566	6%

Total	$63,584	100%	$66,913	100%	$(3,329)	(5)%

	Years ended December 31,
	2009	2008
Sales and marketing expenses as a percentage of revenues:
U.S.	7%	9%
Europe	8%	11%
Asia-Pacific	8%	11%
Total	7%	9%

U.S. Sales and Marketing Expenses. The decrease in our U.S. sales and marketing expenses was primarily due to $1.6 million of higher expenditures related to our branding initiatives in 2008. While we experienced an overall reduction in sales and marketing costs year over year, we generally expect U.S. sales and marketing expenses to increase as we continue to grow our business and invest further in various branding initiatives; however, as a percentage of revenues, we expect them to decrease.

Europe Sales and Marketing Expenses. The decrease in our Europe sales and marketing expenses was primarily due to $1.5 million of lower bad debt expense. While we experienced an overall reduction in sales and marketing costs year over year, we generally expect Europe sales and marketing expenses to increase as we continue to grow our business; however, as a percentage of revenues, we expect them to decrease.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to higher compensation costs, including general salaries, bonuses and stock-based compensation expense. We expect Asia-Pacific sales and marketing expenses to increase as we continue to grow our business; however, as a percentage of revenues, we expect them to decrease.

General and Administrative Expenses. Our general and administrative expenses for the years ended December 31, 2009 and 2008 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				Change
	2009	%	2008	%	$	%
U.S.	$104,141	67%	$96,657	66%	$7,484	8%
Europe	33,240	21%	34,071	23%	(831)	(2)%
Asia-Pacific	17,943	12%	15,836	11%	2,107	13%

Total	$155,324	100%	$146,564	100%	$8,760	6%

	Years ended December 31,
	2009	2008
General and administrative expenses as a percentage of revenues:
U.S.	19%	22%
Europe	15%	19%
Asia-Pacific	15%	19%
Total	18%	21%

U.S. General and Administrative Expenses. The increase in our U.S. general and administrative expenses was primarily due to $8.5 million of higher compensation costs, including general salaries, bonuses and headcount growth (298 U.S. general and administrative employees as of December 31, 2009 versus 259 as of December 31, 2008). Going forward, although we are carefully monitoring our spending given the current economic environment, we expect U.S. general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we expect them to decrease.

Europe General and Administrative Expenses. The decrease in our Europe general and administrative expenses was primarily due to a $3.1 million one-time stock-based compensation charge due to equity award modifications related to the resignation of two senior officers in Europe during the year ended December 31,

2008, partially offset by higher compensation costs, including general salaries, bonuses and headcount growth (109 Europe general and administrative employees as of December 31, 2009 versus 80 as of December 31, 2008). Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our Europe general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we expect them to decrease.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to $1.2 million of higher professional fees including legal fees. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we expect them to decrease.

Acquisition Costs. During the year ended December 31, 2009, we recorded acquisition costs totaling $5.2 million, primarily related to the Upminster acquisition and the agreement to acquire Switch and Data. During the year ended December 31, 2008, we did not expense direct acquisition costs pursuant to the accounting standard applicable to that period. We expect our acquisition costs to increase significantly in 2010 as we incur additional expenses to complete the Switch and Data acquisition.

Restructuring Charges. During the year ended December 31, 2009, we recorded reductions of restructuring charges totaling $6.1 million, primarily due to a reversal of a restructuring charge accrual of $5.8 million for our excess space in the Los Angeles metro area as a result of our decision to utilize this space to expand our original Los Angeles IBX data center. Our excess space lease in the New York metro area remains abandoned and continues to carry a restructuring charge. During the year ended December 31, 2008, we recorded a restructuring charge adjustment of $3.1 million from revised sublease assumptions on the two excess space leases in the Los Angeles and New York metro areas as a result of new information becoming available. We are contractually committed to the lease of excess space in the New York metro area through 2015.

Interest Income. Interest income decreased to $2.4 million for the year ended December 31, 2009 from $8.9 million for the year ended December 31, 2008. Interest income decreased primarily due to lower yields on invested balances. The average yield for the year ended December 31, 2009 was 0.58% versus 2.77% for the year ended December 31, 2008. We expect our interest income to remain at these low levels for the foreseeable future due to a low interest rate environment and as we continue to utilize our cash to finance our expansion activities.

Interest Expense. Interest expense was $74.2 million and $61.7 million, respectively, for the years ended December 31, 2009 and 2008. The increase in interest expense was primarily due to higher loan balances as a result of loan drawdowns and new financings entered into during 2008 and 2009 consisting of (i) our $373.8 million 4.75% convertible subordinated notes offering in June 2009, (ii) our Netherlands financing, of which $9.3 million was outstanding as of December 31, 2009 with an approximate interest rate of 4.31% per annum as compared to $6.5 million outstanding as of December 31, 2008 with an approximate interest rate of 4.18% per annum and (iii) our Singapore financing, which we obtained in September 2009, of which $24.6 million was outstanding as of December 31, 2009 with an approximate interest rate of 4.20% per annum. The increase was partially offset by higher capitalized interest expense, repayment of some loans and the partial conversions of certain of our convertible subordinated debentures in November 2008 and June 2009. During the years ended December 31, 2009 and 2008, we capitalized $12.9 million and $7.9 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we fully utilize or recognize the full impact of our existing financings, including the $373.8 million 4.75% convertible subordinated notes offering and the Singapore financing, although this will be partially offset by capitalized interest, which we expect to increase in 2010 as we intend to embark on more expansion projects than in prior years. We may also incur additional indebtedness to support our growth, resulting in further interest expense.

Other-Than-Temporary Impairment Loss On Investments. For the years ended December 31, 2009 and 2008, we recorded $2.6 million and $1.5 million, respectively, of other-than-temporary impairment losses on one of our money market accounts as more fully described in Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report. Additionally, in January 2010, we received an additional distribution of $3.4 million from this same money market account, which will be recorded as a recovery of other-than-temporary impairment losses in the first quarter of 2010.

Other Income (Expense). For the years ended December 31, 2009 and 2008, we recorded $2.4 million and $1.3 million of other income, respectively, primarily attributable to foreign currency exchange gains during the periods.

Income Taxes. For the year ended December 31, 2009, we recorded $39.6 million of income tax expense. The tax expense recorded in the year ended December 31, 2009 was primarily a result of applying the effective statutory tax rates to the operating income adjusted for permanent tax adjustments for the period, partially offset by income tax benefits due to the release of valuation allowances of $3.1 million and $5.2 million associated with our Hong Kong and U.K. operations, respectively. For the year ended December 31, 2008, we recorded $87.6 million of income tax benefits primarily due to recognition of deferred tax assets of $85.1 million and $6.1 million associated with our U.S. and Australian operations, respectively, partially offset by tax provisions from other jurisdictions. Going forward, we expect the effective blended tax rates to be consistent with 2009.

As of December 31, 2009, we had total net deferred tax assets of $25.2 million consisting primarily of favorable temporary differences and net operating loss carryforwards, the majority of which are attributable to our U.S. operations. Approximately $71.0 million of future pre-tax earnings for financial reporting purposes would need to be generated to realize these favorable temporary differences associated with our U.S. operations, which we believe is achievable based on our current level of pre-tax earnings and our profitability forecast for future years. Historically, the difference between the pretax earnings for financial reporting purposes and the taxable income for income tax purposes in our U.S. operations has primarily included temporary adjustments such as depreciation expense, stock-based compensation and capital lease expenses. The temporary differences either increase or decrease the pre-tax earnings for financial reporting purposes to arrive at the taxable income for income tax purposes. However, it is expected that these temporary differences will generally increase the taxable income in the foreseeable future. The majority of the net operating loss carryforwards for income tax purposes in our U.S. operations do not start to expire until 2023. For further information on our income taxes, refer to Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Years Ended December 31, 2008 and 2007

Revenues. Our revenues for the years ended December 31, 2008 and 2007 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Years ended December 31,				Change
	2008	%	2007	%	$	%
U.S:
Recurring revenues	$423,940	60%	$311,188	74%	$112,752	36%
Non-recurring revenues	18,863	3%	13,690	3%	5,173	38%

	442,803	63%	324,878	77%	117,925	36%

Europe:
Recurring revenues	165,669	24%	35,309	9%	130,360	369%
Non-recurring revenues	11,833	1%	2,181	0%	9,652	443%

	177,502	25%	37,490	9%	140,012	373%

Asia-Pacific:
Recurring revenues	77,554	11%	52,668	13%	24,886	47%
Non-recurring revenues	6,821	1%	4,406	1%	2,415	55%

	84,375	12%	57,074	14%	27,301	48%

Total:
Recurring revenues	667,163	95%	399,165	95%	267,998	67%
Non-recurring revenues	37,517	5%	20,277	5%	17,240	85%

	$704,680	100%	$419,442	100%	$285,238	68%

U.S. Revenues. The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers, as well as selective price increases in each of our IBX markets. During the year ended December 31, 2008, we recorded $30.6 million of revenue generated from our newly-opened IBX data centers or IBX data center expansions in the Chicago, New York, Silicon Valley and Washington, D.C. metro areas.

Europe Revenues. Our revenues from the United Kingdom, the largest revenue contributor in the Europe region, represented approximately 38% and 37%, respectively, of the regional revenues for the years ended December 31, 2008 and 2007. Our Europe revenues increased over the course of 2008 as this region had grown due to our expansion efforts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 36% and 35%, respectively, of the regional revenues for the years ended December 31, 2008 and 2007. As in the U.S., Asia-Pacific revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers, as well as selective price increases in each of our IBX markets. During the year ended December 31, 2008, we recorded $12.5 million of revenue generated from our IBX data center expansions in the Hong Kong, Singapore and Tokyo metro areas.

Cost of Revenues. Our cost of revenues for the years ended December 31, 2008 and 2007 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				Change
	2008	%	2007	%	$	%
U.S.	$238,583	57%	$198,455	75%	$40,128	20%
Europe	122,658	30%	30,245	12%	92,413	306%
Asia-Pacific	53,558	13%	35,068	13%	18,490	53%

Total	$414,799	100%	$263,768	100%	$151,031	57%

	Years ended December 31,
	2008	2007
Cost of revenues as a percentage of revenues:
U.S.	54%	61%
Europe	69%	81%
Asia-Pacific	63%	61%
Total	59%	63%

U.S. Cost of Revenues. U.S. cost of revenues for the years ended December 31, 2008 and 2007 included $91.9 million and $73.6 million, respectively, of depreciation expense. Growth in depreciation expense was due to our IBX data center expansion activity. Excluding depreciation, the increase in U.S. cost of revenues was primarily due to overall growth related to our revenue growth and costs associated with our expansion projects, including (i) an increase of $15.7 million in utility costs as a result of increased customer installations, (ii) $6.0 million in higher compensation costs and (iii) an increase of $2.3 million in repair and maintenance costs, partially offset by a decrease of $3.0 million in rent and facility costs as a result of certain property acquisitions in 2007 and 2008.

Europe Cost of Revenues. Europe cost of revenues for the years ended December 31, 2008 and 2007 included $33.5 million and $7.6 million, respectively, of depreciation expense. Our Europe cost of revenues increased over the course of 2008 as this region grew due to our expansion efforts.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the years ended December 31, 2008 and 2007 included $17.6 million and $9.3 million, respectively, of depreciation expense. Growth in depreciation expense was due to our IBX data center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in connection with revenue growth, such as $4.2 million of higher utility costs arising from increased customer installations and revenues attributed to customer growth, as well as $2.5 million of additional rent expense associated with new leases in connection with our expansion activity.

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

Europe Sales and Marketing Expenses. Our Europe sales and marketing expenses for the years ended December 31, 2008 and 2007 included $6.0 million and $1.8 million of amortization expense related to customer contract intangible assets. Excluding amortization expense, our Europe sales and marketing expenses have grown over the course of 2008 as we grew this business and invested in various branding and integration initiatives. During the year ended December 31, 2008, we also recorded $1.3 million of bad debt expense.

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

U.S. General and Administrative Expenses. The increase in U.S. general and administrative expenses was primarily due to (i) $7.9 million of higher compensation costs, including increases in general salary, bonuses and stock-based compensation, and headcount growth (259 U.S. general and administrative employees as of December 31, 2008 versus 240 as of December 31, 2007), (ii) an increase of $2.6 million in professional fees related to various consulting projects to support our growth and (iii) an increase of $919,000 in depreciation expense as a result of our continued investment in information technology systems to support our growth.

Europe General and Administrative Expenses. Our Europe general and administrative expenses for the years ended December 31, 2008 and 2007 included $7.8 million and $862,000, respectively, of stock-based compensation expense. Excluding stock-based compensation expense, our Europe general and administrative expenses had increased over the course of 2008 in connection with our growth and integration initiatives.

Asia-Pacific General and Administrative Expenses. The increase in Asia-Pacific general and administrative expenses was primarily due to higher compensation costs, including general salary increases and bonuses.

Restructuring Charges. During the year ended December 31, 2008, we recorded a restructuring charge adjustment of $3.1 million from revised sublease assumptions on our two excess space leases in the Los Angeles and New York metro areas as a result of new information becoming available. During the year ended December 31, 2007, we recorded a restructuring charge adjustment of $407,000 from revised sublease assumptions for the excess space lease in the Los Angeles metro area as a result of new information becoming available. The original restructuring charge for these two leases was recorded in the fourth quarter of 2004 and totaled $17.7 million. We are contractually committed to these two space leases through 2015 (although we reversed our position on one of these leases in 2009, as discussed above).

Gains on Asset Sales. During the year ended December 31, 2007, we recorded a $1.3 million gain in connection with the sale of our Equinix mail service offering, which we sold for $1.7 million in gross cash proceeds. No gains on asset sales were recorded during the year ended December 31, 2008.

Interest Income. Interest income decreased to $8.9 million for the year ended December 31, 2008 from $15.4 million for the year ended December 31, 2007. Interest income decreased primarily due to lower yields on invested balances and lower average cash balances. The average yield for the year ended December 31, 2008 was 2.77% versus 5.08% for the year ended December 31, 2007.

Interest Expense. Interest expense increased to $61.7 million for the year ended December 31, 2008 from $32.0 million for the year ended December 31, 2007. The increase in interest expense was primarily due to new financings entered into during 2007 and 2008 consisting of (i) our $110.0 million Chicago IBX financing, which was drawn down during the construction period of the Chicago metro area IBX expansion project and which became fully drawn in March 2008, with an approximate interest rate of 4.19% per annum; (ii) our $250.0 million 2.50% convertible subordinated notes offering in March 2007; (iii) our approximately $91.0 million Asia-Pacific financing, of which approximately $63.2 million was drawn during 2008 and, which was fully drawn as of December 31, 2008, with an approximate blended interest rate of 3.69% per annum; (iv) our $396.0 million 3.00% convertible subordinated notes offering in September 2007; (v) our approximately $131.0 million European financing, of which approximately $72.7 million was drawn during 2008 leaving only approximately $2.9 million remaining available to draw, with an approximate blended interest rate of 4.39% per annum and (vi) our Netherlands financing of approximately $6.5 million, acquired as a result of the Virtu acquisition, with an approximate interest rate of 4.18% per annum. This increase was partially offset by the partial conversion of $13.1 million of our 2.50% convertible subordinated debentures in November 2008 that resulted in a decrease in interest expense. During the years ended December 31, 2008 and 2007, we capitalized $7.9 million and $10.4 million, respectively, of interest expense to construction in progress.

Other-Than-Temporary Impairment Loss On Investments. For the year ended December 31, 2008, we recorded $1.5 million of other-than-temporary impairment losses on one of our money market accounts as more fully described in Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. For the year ended December 31, 2007, we did not record any other-than-temporary impairment loss on investments.

Other Income (Expense). For the year ended December 31, 2008, we recorded $1.3 million of other income, primarily attributable to foreign currency exchange gains during the year. For the year ended December 31, 2007, we recorded $3.0 million of other income, primarily due to foreign currency exchange gains, including a foreign exchange gain of $1.5 million as a result of hedging a portion of the IXEurope acquisition purchase price with forward contracts.

Loss on Conversion and Extinguishment of Debt. In March 2007, we retired $54.0 million of our convertible subordinated debentures in exchange for approximately 1.4 million newly issued shares of our common stock. As a result, we recorded a $3.4 million loss on debt conversion in accordance with the accounting standard for induced conversions of convertible debt due to the inducement fee paid. In September 2007, a senior bridge loan was terminated unused and, as a result, we recorded a $2.5 million loss on debt extinguishment reflecting the immediate write-off of capitalized debt issuance costs to secure the senior bridge loan. As a result of these two events, during the year ended December 31, 2007 we recognized a total of $5.9 million of loss on debt conversion and extinguishment. During the year ended December 31, 2008, we did not record any loss on conversion or extinguishment of debt.

Income Taxes. For the year ended December 31, 2008, we recorded $87.6 million of income tax benefits primarily due to recognition of deferred tax assets of $85.1 million and $6.1 million associated with our U.S. and Australian operations, respectively, partially offset by tax provisions from other jurisdictions. For the year ended December 31, 2007, we recorded $473,000 of income tax expense primarily attributable to our foreign operations. As of December 31, 2008, we had a total valuation allowance of $40.3 million against our deferred tax assets, which is attributable to certain of our foreign operations.

As of December 31, 2008, we had total net deferred tax assets of $81.7 million consisting primarily of favorable temporary differences and net operating loss carryforwards, the majority of which are attributable to our U.S. operations. Approximately $155.0 million of future pretax earnings for financial reporting purposes would need to be generated to realize these favorable temporary differences associated with our U.S. operations. In addition, approximately $54.0 million of future taxable income would need to be generated in future years to realize these net operating loss carryforwards associated with our U.S. operations. For further information on our income taxes, refer to Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Non-GAAP Financial Measures

We provide all information required in accordance with generally accepted accounting principles (GAAP), but we believe that evaluating our ongoing operating results may be difficult if limited to reviewing only GAAP financial measures. Accordingly, we use non-GAAP financial measures, primarily adjusted EBITDA, to evaluate our operations. In presenting this non-GAAP financial measure, we exclude certain items that we believe are not good indicators of our current or future operating performance. These items are depreciation, amortization, accretion of asset retirement obligations and accrued restructuring charges, stock-based compensation, restructuring charges, acquisition costs and gains on asset sales. Legislative and regulatory requirements encourage use of and emphasis on GAAP financial metrics and require companies to explain why non-GAAP financial metrics are relevant to management and investors. We exclude these items in order for our lenders, investors, and industry analysts, who review and report on us, to better evaluate our operating performance and cash spending levels relative to our industry sector and competitors.

We exclude depreciation expense as these charges primarily relate to the initial construction costs of our IBX data centers and do not reflect our current or future cash spending levels to support our business. Our IBX data centers are long-lived assets, and have an economic life greater than 10 years. The construction costs of our IBX data centers do not recur and future capital expenditures remain minor relative to our initial investment. This is a trend we expect to continue. In addition, depreciation is also based on the estimated useful lives of our IBX data centers. These estimates could vary from actual performance of the asset, are based on historic costs incurred to build out our IBX data centers, and are not indicative of current or expected future capital expenditures. Therefore, we exclude depreciation from our operating results when evaluating our operations.

In addition, in presenting the non-GAAP financial measures, we exclude amortization expense related to certain intangible assets, as it represents a cost that may not recur and is not a good indicator of our current or future operating performance. We exclude accretion expense, both as it relates to asset retirement obligations as well as accrued restructuring charge liabilities, as these expenses represent costs, which we believe are not meaningful in evaluating our current operations. We exclude non-cash stock-based compensation expense as it represents expense attributed to equity awards that have no current or future cash obligations. As such, we, and many investors and analysts, exclude this stock-based compensation expense when assessing the cash generating performance of our operations. We also exclude restructuring charges from our non-GAAP financial measures. The restructuring charges relate to our decisions to exit leases for excess space adjacent to several of our IBX data centers, which we did not intend to build out, or our decision to reverse such restructuring charges. We also exclude acquisition costs from our non-GAAP financial measures. The acquisition costs relate to costs we incur in connection with business combinations. With respect to 2007 results, we exclude the gain from the sale of our Equinix mail service offering located in Singapore, which is referred to as the EMS sale. The gain on the EMS sale represents a unique transaction for us and future sales of other service offerings are not expected. Management believes such items as restructuring charges, acquisition costs and gains on asset sales are non-core transactions, however; these types of costs will or may occur in future periods.

Our management does not itself, nor does it suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. However, we have presented such non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results in a manner that focuses on what management believes to be our core, ongoing business operations. We believe that the inclusion of this non-GAAP financial measure provides consistency and comparability with past reports and provides a better understanding of the overall performance of the business and its ability to perform in subsequent periods. We believe that if we did not provide such non-GAAP financial information, investors would not have all the necessary data to analyze Equinix effectively.

Investors should note, however, that the non-GAAP financial measures used by Equinix may not be the same non-GAAP financial measures, and may not be calculated in the same manner, as that of other companies. In addition, whenever we use non-GAAP financial measures, we provide a reconciliation of the non-GAAP financial measure to the most closely applicable GAAP financial measure. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measure.

We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, acquisition costs and gains on asset sales as presented below (dollars in thousands):

	Years ended December 31,
	2009	2008	2007
Income from operations	$181,079	$73,262	$10,092
Depreciation, amortization and accretion expense	175,371	160,987	103,498
Stock-based compensation expense	53,056	55,085	42,731
Restructuring charges	(6,053)	3,142	407
Acquisitions costs	5,155	—	—
Gains on asset sales	—	—	(1,338)

Adjusted EBITDA	$408,608	$292,476	$155,390

The geographic split of our adjusted EBITDA is presented below (dollars in thousands):

	Years ended December 31,
	2009	2008	2007
U.S.:
Income from operations	$128,168	$66,202	$11,510
Depreciation, amortization and accretion expense	106,207	101,414	83,893
Stock-based compensation expense	40,082	40,993	36,552
Restructuring charges	(6,053)	3,142	407
Acquisitions costs	4,091	—	—

Adjusted EBITDA	$272,495	$211,751	$132,362

Europe:
Income (loss) from operations	$31,202	$1,442	$(4,034)
Depreciation, amortization and accretion expense	43,744	41,208	9,837
Stock-based compensation expense	5,843	8,473	899
Acquisitions costs	1,064	—	—

Adjusted EBITDA	$81,853	$51,123	$6,702

Asia-Pacific:
Income from operations	$21,709	$5,618	$2,616
Depreciation, amortization and accretion expense	25,420	18,365	9,768
Stock-based compensation expense	7,131	5,619	5,280
Gains on asset sales	—	—	(1,338)

Adjusted EBITDA	$54,260	$29,602	$16,326

Our adjusted EBITDA results have improved each year and in each region due to the improved operating results discussed earlier in “Results of Operations”, as well as the nature of our business model consisting of a recurring revenue stream and a cost structure which has a large base that is fixed in nature that is also discussed earlier in “Overview”. We believe that our adjusted EBITDA results will continue to improve in future periods as we continue to grow our business.

Liquidity and Capital Resources

As of December 31, 2009, our total indebtedness was comprised of (i) convertible debt principal totaling $1.0 billion from our 2.50% convertible subordinated notes (gross of discount), our 3.00% convertible subordinated notes and our 4.75% convertible subordinated notes (gross of discount) and (ii) non-convertible debt and financing obligations totaling $591.3 million of principal from our Washington D.C. metro area IBX capital lease, San Jose IBX equipment and fiber financing, Chicago IBX equipment financing, Los Angeles IBX financing, Paris IBX capital lease, Zurich IBX financing, London IBX financing, Ashburn campus mortgage payable, Chicago IBX financing, Asia-Pacific financing, European financing, Netherlands financing, Singapore financing and other financing obligations.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of our current portion of debt due, and to complete our publicly-announced expansion projects, as well as the Switch and Data acquisition, of which 20% of the total purchase price is payable in cash, for at least the next 12 months. As of December 31, 2009, we had $604.4 million of cash, cash equivalents and short-term and long-term investments; however, of this amount, a total of $67.2 million resides in certain European subsidiaries where the use of such cash is currently limited to the general working capital needs of these certain European subsidiaries or repaying the European financing. Besides our investment portfolio and any financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base and have continued to experience relatively strong collections, if the current market conditions were to deteriorate further, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity.

As of December 31, 2009, we had a total of approximately $13.3 million of additional liquidity available to us, which consists of (i) $8.3 million under the $25.0 million Bank of America revolving credit line, which we amended in February 2010 to extend the maturity date to February 2011 (see Note 18 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K); (ii) $3.2 million under the European financing for general working capital purposes and (iii) $1.8 million under the Singapore financing. Our indebtedness as of December 31, 2009, as noted above, included $591.3 million of non-convertible senior debt. Although these are committed facilities, most of which are fully drawn or utilized and for which we are amortizing debt repayments of either principal and/or interest only, and we are in full compliance with all covenants related to them effective December 31, 2009, deteriorating market and liquidity conditions may give rise to issues which may impact the lenders’ ability to hold these debt commitments to their full term.

While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and to complete our publicly-announced IBX expansion plans and the Switch and Data acquisition, we may pursue additional expansion opportunities, primarily the build-out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions. While we will be able to fund some of these expansion plans with our existing resources, additional financing, either debt or equity, may be required to pursue certain of these additional expansion plans. However, if current market conditions were to deteriorate further, we may be unable to secure additional financing or any such additional financing may be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

Sources and Uses of Cash

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Net cash provided by operating activities	$355,492	$267,558	$120,020
Net cash used in investing activities	(558,178)	(478,040)	(1,054,725)
Net cash provided by financing activities	323,598	145,106	1,145,013

Operating Activities

The increase in net cash provided by operating activities was primarily due to improved operating results as discussed above, strong collections of accounts receivable, management of vendor payments and growth in customer installations, which increases deferred installation revenue. We expect that we will continue to generate cash from our operating activities throughout 2010 and beyond.

Investing Activities

The significant increase in net cash used in investing activities during 2007 compared to 2009 and 2008 included (i) $541.8 million spent to acquire IXEurope, net of cash acquired, and (ii) $120.5 million spent to acquire real estate properties in San Jose and Los Angeles, California. Excluding these unique and significant events, the changes in our investing activities over the past three years is primarily related to our capital expenditures in property, plant and equipment for our IBX data center expansion activity. During the three years ended December 31, 2009, these capital expenditures were $369.5 million, $447.0 million and $376.8 million, respectively. We expect that our IBX expansion construction activity will be at consistent levels when compared to the past three years. However, if the opportunity to expand is greater than planned and we have sufficient funding to increase the expansion opportunities available to us, we may increase the level of capital expenditures to support this growth.

Financing Activities

The significant increase in net cash provided by financing activities during 2007 compared to 2009 and 2008 included approximately $967.0 million of net proceeds raised in a common stock offering and two convertible debt offerings, the majority of which was used to fund the IXEurope acquisition and our IBX data center expansion activities. Excluding this significant amount of fundraising in 2007, the changes in our financing activities primarily relate to the net proceeds from a convertible debt offering of $373.8 million for the year ended December 31, 2009 and the proceeds from our mortgage and notes payable and credit line totaling $29.5 million, $142.4 million and $149.6 million, respectively, for the three years ended December 31, 2009. We expect that our financing activities will consist primarily of repayment of our debt during 2010 although this will be offset by the proceeds of any financings we may undertake during 2010.

Debt Obligations—Convertible Debt

4.75% Convertible Subordinated Notes. In June 2009, we issued $373.8 million aggregate principal amount of 4.75% convertible subordinated notes due June 15, 2016. Interest is payable semi-annually on June 15 and December 15 of each year, beginning December 15, 2009. The initial conversion rate is 11.8599 shares of common stock per $1,000 principal amount of 4.75% convertible subordinated notes, subject to adjustment. This represents an initial conversion price of approximately $84.32 per share of common stock. Upon conversion, holders will receive, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. As of December 31, 2009, the 4.75% convertible subordinated notes were convertible into 4.4 million shares of our common stock.

Holders of the 4.75% convertible subordinated notes may convert their notes under certain defined circumstances, including during any fiscal quarter (and only during that fiscal quarter) ending after December 31, 2009, if the sale price of our common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than 130% of the conversion price per share of common stock on such last trading day, which was $109.62 per share, or at any time on or after March 15, 2016.

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

We separately accounted for the liability and equity components of our 4.75% convertible subordinated notes in accordance with a FASB standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). See “4.75% Convertible Subordinated Notes” in Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

3.00% Convertible Subordinated Notes. In September 2007, we issued $396.0 million aggregate principal amount of 3.00% Convertible Subordinated Notes due October 15, 2014. Interest is payable semi-annually on April 15 and October 15 of each year, and commenced in April 2008.

Holders of the 3.00% convertible subordinated notes may convert their notes at their option on any day up to and including the business day immediately preceding the maturity date into shares of our common stock. The base conversion rate is 7.436 shares of common stock per $1,000 principal amount of 3.00% convertible subordinated notes, subject to adjustment. This represents a base conversion price of approximately $134.48 per share of common stock. If, at the time of conversion, the applicable stock price of our common stock exceeds the base conversion price, the conversion rate will be determined pursuant to a formula resulting in the receipt of up to 4.4616 additional shares of common stock per $1,000 principal amount of the 3.00% convertible subordinated notes, subject to adjustment. However, in no event would the total number of shares issuable upon conversion of the 3.00% convertible subordinated notes exceed 11.8976 per $1,000 principal amount of 3.00% convertible subordinated notes, subject to anti-dilution adjustments, or the equivalent of $84.05 per share of our common stock or a total of 4.7 million shares of our common stock. As of December 31, 2009, the 3.00% convertible subordinated notes were convertible into 2.9 million shares of our common stock.

We do not have the right to redeem the 3.00% convertible subordinated notes at our option.

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

Holders of the 2.50% convertible subordinated notes may convert their notes under certain defined circumstances, including during any fiscal quarter (and only during that fiscal quarter) ending after June 30, 2007, if the sale price of our common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than 130% of the conversion price per share of common stock on such last trading day, which was $145.64 per share, or at any time on or after March 15, 2012.

We may only redeem all or a portion of the 2.50% convertible subordinated notes at any time after April 16, 2010 for cash but only if the closing sale price of our common stock for at least 20 of the 30 consecutive trading days immediately prior to the day we give notice of redemption is greater than 130% of the applicable conversion price per share of common stock on the date of the notice, which was $145.64 per share as of December 31, 2009. The redemption price will equal 100% of the principal amount of the convertible subordinated notes, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Upon conversion, due to the conversion formulas associated with the 2.50% convertible subordinated notes, if our stock is trading at levels exceeding 130% of the conversion price per share of common stock, and if we elect to pay any portion of the consideration in cash, additional consideration beyond the $250.0 million of gross proceeds received would be required. However, in no event would the total number of shares issuable upon conversion of the 2.50% convertible subordinated notes exceed 11.6036 per $1,000 principal amount of convertible subordinated notes, subject to anti-dilution adjustments, or the equivalent of $86.18 per share of common stock or a total of 2.9 million shares of our common stock. As of December 31, 2009, the 2.50% convertible subordinated notes were convertible into 2.2 million shares of our common stock.

We separately accounted for the liability and equity components of our 2.50% convertible subordinated notes in accordance with a FASB standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). See “2.50% Convertible Subordinated Notes” in Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Debt Obligations—Non-Convertible Debt

Capital Lease and Other Financing Obligations

Washington D.C. Metro Area IBX Capital Lease. In April 2004, we entered into a long-term lease for a 95,000 square foot data center in the Washington, D.C. metro area. The center is adjacent to our existing Washington D.C. metro area IBX data center. This lease, which includes the leasing of all of the IBX plant and machinery equipment located in the building, is a capital lease. We took possession of this property during the fourth quarter of 2004, and as a result, recorded property, plant and equipment assets, as well as a capital lease obligation, totaling $35.3 million. Payments under this lease will be made monthly through October 2019 at an effective interest rate of 8.50% per annum. As of December 31, 2009, principal of $30.1 million remained outstanding under this capital lease.

San Jose IBX Equipment and Fiber Financing. In December 2004, we entered into a long-term lease for a 103,000 square foot data center in San Jose, and at the same time entered into separate agreements to purchase the equipment located within this new IBX data center and to interconnect all three of our Silicon Valley area IBX data centers to each other through redundant dark fiber links. Under U.S. generally accepted accounting principles, these three separate agreements were considered to be a single arrangement. Furthermore, while the building component of this transaction is classified as a long-term operating lease, the equipment and fiber portions of the transaction were classified as financed assets. We took possession of this property during the first quarter of 2005, and as a result, recorded property, plant and equipment and prepaid fiber assets, as well as a financing obligation, totaling $18.7 million. Payments under this financing obligation will be made monthly through May 2020 at an effective interest rate of 8.50% per annum. As of December 31, 2009, principal of $13.7 million remained outstanding under this financing obligation.

Chicago IBX Equipment Financing. In July 2005, we entered into a long-term sublease for a 107,000 square foot data center in Chicago, and at the same time entered into a separate agreement to purchase the equipment located within this IBX data center. Under U.S. generally accepted accounting principles, these two separate agreements were considered to be a single arrangement. Furthermore, while the building component of this transaction is classified as a long-term operating lease, the equipment portion of the transaction is classified as financed assets. We took possession of this property and title to the equipment assets in November 2005, and as a result, recorded IBX equipment assets, as well as a financing obligation, totaling $9.7 million at that time. Payments under this financing obligation will be made monthly through August 2015 at an effective interest rate of 7.50% per annum. As of December 31, 2009, principal of $6.2 million remained outstanding under this financing obligation.

Los Angeles IBX Financing. In September 2005, we purchased a 107,000 square foot data center in the Los Angeles metro area for $34.7 million, which we paid for in full with cash. In October 2005, we entered into a purchase and sale agreement to sell this Los Angeles IBX for $38.7 million and to lease it back from the purchaser pursuant to a long-term lease, which closed in December 2005, and we received net proceeds from the sale of this property of $38.1 million. However, due to our continuing involvement concerning certain aspects of this property, the sale and leaseback of this property does not qualify as a sale-leaseback under U.S. generally accepted accounting principles, but rather is accounted for as a financing of the property. We refer to this portion of the transaction as the Los Angeles IBX financing. Pursuant to the Los Angeles IBX financing, we recorded a financing obligation liability totaling $38.1 million in December 2005. Payments under the Los Angeles IBX financing will be made monthly through December 2025 at an effective interest rate of 7.75% per annum. As of December 31, 2009, principal of $37.4 million remained outstanding under this financing obligation.

Paris IBX Capital Lease. In September 2008, we entered into a long-term lease for 10,850 square meters of vacant space within a warehouse building in the Paris, France metro area. The center is adjacent to one of our existing Paris metro area IBX data centers. This lease is a capital lease and commenced on October 1, 2008. We took possession of this property during the fourth quarter of 2008, and as a result, recorded property, plant and equipment assets, as well as a capital lease obligation, totaling 28.1 million Euros. Monthly payments under this lease commencing in April 2009 will be made through September 2020 at an effective interest rate of 7.43% per annum. As of December 31, 2009, principal of $40.6 million remained outstanding under this capital lease.

London IBX Financing. In October 2008, we entered into an agreement for lease for property and a warehouse building to be constructed for us in the London, England metro area. This agreement provides for the completion of a warehouse building within a specified time and the entry into a definitive lease upon its completion, which is referred to as the lease. As of December 31, 2009, principal of $14.0 million was outstanding under this financing obligation. See “London IBX Expansion Project” in Note 3 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Zurich IBX Financing. In July 2009, we entered into a long-term lease for building space within a multi-floor, multi-tenant building in the Zurich, Switzerland metro area. This lease has a fixed term of 10 years, with options to extend for up to an additional 10 years, in five-year increments. Cumulative minimum payments under the Zurich Lease total 9.0 million Swiss Francs over the Zurich Lease term, which does not include any rent obligation for the extension periods. Pursuant to the accounting standards for lessee’s involvement in asset construction and for leasing transactions involving special-purpose entities, we are considered the owner of the leased building space during the construction phase due to some specific provisions contained in this lease. Monthly payments under the Zurich IBX Financing commenced in July 2009 and will be made through June 2019 at an effective interest rate of 5.20% per annum. As of December 31, 2009, principal of $11.5 million remained outstanding under this capital lease.

Other Capital Lease and Financing Obligations. We have various other capital leases and financing obligations under which principal of $7.6 million remained outstanding as of December 31, 2009.

Mortgage and Loans Payable

Ashburn Campus Mortgage Payable. In December 2005, we completed the financing of our October 2005 purchase of the Ashburn campus property with a $60.0 million mortgage to be amortized over 20 years. Upon receipt of the $60.0 million of cash in December 2005, we recorded a $60.0 million mortgage payable. Payments under the Ashburn campus mortgage payable will be made monthly through January 2026 at an effective interest rate of 8.1% per annum. In December 2006, we obtained an additional financing of $40.0 million under the Ashburn campus mortgage payable, which increased the total amount financed under the Ashburn campus mortgage payable to $100.0 million, on the same terms as the initial mortgage payable. As of December 31, 2009, principal of $91.8 million remained outstanding under this mortgage payable.

Chicago IBX Financing. In February 2007, one of our wholly-owned subsidiaries obtained a loan of up to $110.0 million to finance up to 60% of the development and construction costs of the Chicago metro area IBX expansion project, which we refer to as the Chicago IBX financing. Funds were advanced at up to 60% of project costs incurred. As of December 31, 2008, we had received advances representing a final loan payable totaling $110.0 million. The loan payable has an initial maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. In January 2010, we utilized one of the options to extend the loan payable under the Chicago IBX financing for one year, which is set to expire on January 31, 2011. As a result of this extension, the loan payable is repaid in monthly installments beginning in February 2010. The loan payable bears interest at a floating rate (one, three or six month LIBOR plus 2.75%) with interest payable monthly, which commenced in March 2007. As of December 31, 2009, the loan payable had an approximate interest rate of 3.00% per annum. The Chicago IBX financing has no specific financial covenants, contains a limited parent company guaranty and is collateralized by the assets of one of our Chicago IBX data centers.

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

Asia-Pacific Financing. In August 2007, two of our wholly-owned subsidiaries, located in Singapore and Tokyo, Japan, entered into an approximately $47.9 million multi-currency credit facility agreement (using the exchange rates as of December 31, 2009), which is comprised of 23.0 million Singapore dollars and 2.9 billion Japanese yen, respectively, which we refer to as the Asia-Pacific financing. In 2008, the Asia-Pacific financing was amended to enable our subsidiaries in Australia and Hong Kong to borrow up to 32.0 million Australian dollars and 156.0 million Hong Kong dollars, respectively, under the same general terms, amending the Asia-Pacific financing into an approximately $96.7 million multi-currency credit facility agreement. The Asia-Pacific financing has a four-year term that allows these four subsidiaries to borrow up to their credit limits during the first 12-month period with repayment to occur over the remaining three years in 12 equal quarterly installments. The Asia-Pacific financing bears interest at a floating rate (the relevant three-month local cost of funds), as applicable, plus 1.85%-2.50% depending on the ratio of our senior indebtedness to our earnings before interest, taxes, depreciation and amortization, or EBITDA, with interest payable quarterly. Loans payable under the Asia-Pacific financing have a final maturity date of March 2012. The Asia-Pacific financing was used by these four subsidiaries to fund capital expenditures on leasehold improvements, equipment, and other installation costs related to expansion plans in Singapore, Tokyo, Sydney and Hong Kong. The Asia-Pacific financing is guaranteed by the parent company and is secured by the assets of these four subsidiaries, including a pledge of their shares, and has several financial covenants specific to our Asia-Pacific operations with which we must comply quarterly. As of December 31, 2009, a total of $64.6 million was outstanding under the Asia-Pacific financing at an approximate blended interest rate of 3.45%. As of December 31, 2009, we were in compliance with all financial covenants in connection with the Asia-Pacific financing.

European Financing. In September 2007, as a result of the IXEurope acquisition, our wholly-owned subsidiary assumed a senior facilities agreement totaling approximately 82.0 million British pounds, or approximately $132.6 million (using the exchange rate as of December 31, 2009), which we refer to as the European financing. The European financing is comprised of three facilities: (i) Facility A, which was available to draw upon through March 2008, provides for a term loan of up to approximately 40.0 million British pounds and bears a floating interest rate per annum of between 0.875% and 2.25% above LIBOR or EURIBOR; (ii) Facility B, which was available to draw upon through June 2010, provides for a term loan of up to approximately 40.0 million British pounds and bears a floating interest rate per annum of between 0.875% and 2.25% above LIBOR or EURIBOR and (iii) Facility C, which is available to draw upon through May 2014, provides for a revolving credit facility of up to approximately 2.0 million British pounds and bears a floating interest rate per annum of between 0.875% and 2.125% above LIBOR or EURIBOR. As of December 31, 2009, we had fully utilized Facility A and Facility B under the European financing. The European financing has a final maturity date of June 30, 2014 and interest is payable in periods of one, two, three or six months at our election. Facility A will be repaid in 13 semi-annual installments, which commenced June 30, 2008. Facility B will be repaid in nine semi-annual installments commencing June 30, 2010. Facility C will be repaid at the final maturity date. The European financing is available to fund our current or future operations in Europe, including capital expenditures, for certain subsidiaries in Europe, and amounts can be drawn in British pounds, Euros or Swiss francs. The European financing is collateralized by certain of our assets in Europe and contains several financial covenants specific to our European operations with which we must comply quarterly. In January 2009, we amended certain provisions of the European financing related to certain financial covenants and acknowledgment of the appointment of an executive officer in Europe. As of December 31, 2009, we were in compliance with all financial covenants in connection with the European financing.

Upon a written request from us at any time after December 31, 2007 and through the final maturity date, and upon approval by the lenders, an additional term loan of up to 15.0 million British pounds, or approximately $21.9 million, may be made available to us. The European financing requires us to hedge the floating interest rates inherent in the European financing (on just a portion of the total amounts outstanding). As of December 31, 2009, approximately $130.1 million was outstanding under the European financing at an approximate blended interest rate of 1.62% per annum.

In May 2008, we entered into three interest rate swap agreements to hedge the interest payments on the equivalent principal of $89.1 million of the European financing, which will mature in May 2011. Under the terms of the interest rate swap transactions, we receive interest payments based on rolling one-month EURIBOR and LIBOR terms and pay fixed interest rates ranging from 5.59% to 7.03% (swap rates ranging from 4.46% to 5.91% plus borrowing margin).

Singapore Financing. In September 2009, our wholly-owned subsidiary in Singapore entered into a 37.0 million Singapore dollar, or approximately $26.3 million (using the exchange rate as of December 31, 2009) credit facility agreement, which is referred to as the Singapore financing. The Singapore financing is comprised of two tranches: (i) Facility A, which is available for drawing upon through March 18, 2010, provides a term loan of up to 34.5 million Singapore dollars and (ii) Facility B, which is available for drawing upon through September 12, 2010, provides a term loan of up to 2.5 million Singapore dollars. As of December 31, 2009, we had fully utilized Facility A under the Singapore financing. Facility A will be repaid in nine semi-annual installments beginning August 2010 and Facility B will be repaid in eight semi-annual installments beginning February 2011. The loans payable under the Singapore financing bear interest at a floating rate (swap offer rate plus 3.65% per annum). The Singapore financing has a final maturity date of August 31, 2014 and interest is payable in periods of one, three or six months at the election of our Singaporean subsidiary. The Singapore financing is guaranteed by the parent, Equinix, and is secured by the assets of our second IBX data center in Singapore. The Singapore financing has several financial covenants specific to our operations in Singapore, with which we must comply periodically commencing in the second quarter of 2010. As of December 31, 2009, we had borrowings under the Facility A tranche of 34.5 million Singapore dollars, or approximately $24.6 million, at an approximate interest rate per annum of 4.20%, leaving 2.5 million Singapore dollars, or approximately $1.8 million, available for future borrowings under the Singapore financing.

Netherlands Financing. In February 2008, as a result of the Virtu acquisition, our wholly-owned subsidiary in the Netherlands assumed senior credit facilities totaling approximately 5.5 million Euros, which are callable by the lender and bear interest at a floating rate (three month EURIBOR plus 1.25%), which is referred to as the Netherlands financing. In June 2009, we amended the Netherlands financing by entering into a 7.0 million Euro term loan to replace the previously outstanding senior credit facilities. The Netherlands financing contains several financial covenants, which we must comply with annually, is guaranteed by us and is collateralized by substantially all of our operations in the Netherlands. As of December 31, 2009, we were in compliance with all financial covenants in connection with the Netherlands financing. The Netherlands financing has a final maturity date of June 30, 2016 with repayment to occur over the remaining seven years in 28 equal quarterly installments, which commenced in September 2009. The Netherlands financing bears interest at a floating rate (three month EURIBOR plus 3.60% per annum). As of December 31, 2009, a total of 6.5 million Euros, or approximately $9.3 million, was outstanding under the Netherlands financing with an approximate interest rate per annum of 4.31%.

$25.0 Million Bank of America Revolving Credit Line. In February 2009, we entered into a $25.0 million one-year revolving credit facility with Bank of America, which is referred to as the $25.0 million Bank of America revolving credit line. The $25.0 million Bank of America revolving credit line will be used primarily to fund our working capital and to enable us to issue letters of credit. The effect of issuing letters of credit under the $25.0 million Bank of America revolving credit line reduces the amount available for borrowing under the $25.0 million Bank of America revolving credit line. We may borrow, repay and reborrow under the $25.0 million Bank of America revolving credit line at either the prime rate or at a borrowing margin of 2.75% over one, three or six month LIBOR, subject to a minimum borrowing cost of 3.00%. The $25.0 million Bank of America revolving credit line contains three financial covenants, which we must comply with quarterly, consisting of a tangible net worth ratio, a debt service ratio and a senior leverage ratio and is collateralized by our domestic accounts receivable balances. As of December 31, 2009, we were in compliance with all financial covenants in connection with the Bank of America revolving credit line. The $25.0 million Bank of America revolving credit line is available for renewal subject to mutual agreement by both parties. During the year ended December 31, 2009, we entered into 17 irrevocable letters of credit totaling $16.7 million under the $25.0 million Bank of America revolving credit line, which resulted in our release of restricted cash to unrestricted cash. As a result, the amount available to borrow was $8.3 million as of December 31, 2009. In February 2010, we amended the $25.0 million Bank of America revolving credit line to extend the maturity date to February 2011 (see Note 18 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K).

Contractual Obligations and Off-Balance-Sheet Arrangements

We lease a majority of our IBX data centers and certain equipment under non-cancelable lease agreements expiring through 2027. The following represents our contractual obligations as of December 31, 2009 (in thousands):

	2010	2011	2012		2013	2014	2015 and thereafter	Total
Convertible debt (1)	$—	$—	$250,000		$—	$395,986	$373,750	$1,019,736
Chicago IBX financing (1)	5,362	6,016	98,613	(7)	—	—	—	109,991
Asia-Pacific financing (1)	32,241	28,249	4,069		—	—	—	64,559
European financing (1)	15,823	17,585	21,094		25,497	50,059	—	130,058
Singapore financing (1)	1,228	6,140	6,139		6,140	4,912	—	24,559
Netherlands financing (1)	1,432	1,433	1,432		1,433	1,432	2,149	9,311
Interest (2)	51,968	44,207	33,995		31,067	27,689	25,971	214,897
Mortgage payable (3)	10,164	10,164	10,164		10,164	10,165	113,174	163,995
Capital lease and other financing obligations (3)	17,477	19,507	19,392		19,497	20,033	162,398	258,304
Operating leases under accrued restructuring charges (3)	2,284	2,266	2,455		2,471	2,487	1,460	13,423
Operating leases (4)	66,599	62,395	61,364		62,252	60,403	250,428	563,441
Other contractual commitments (5)	206,535	38,603	13,707		—	—	—	258,845
Asset retirement obligations (6)	—	—	—		—	—	17,710	17,710

	$411,113	$236,565	$522,424		$158,521	$573,166	$947,040	$2,848,829

(1)	Represents principal only.
(2)	Represents interest on convertible debt, Chicago IBX financing, Asia-Pacific financing, European financing, Singapore financing and Netherlands financing based on their approximate interest rates as of December 31, 2009.
(3)	Represents principal and interest.
(4)	Represents minimum operating lease payments, excluding potential lease renewals.
(5)	Represents off-balance sheet arrangements. Other contractual commitments are described below.
(6)	Represents liability, net of future accretion expense.
(7)	The loan payable under the Chicago IBX financing had an initial maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. In January 2010, we extended the maturity of the loan payable under the Chicago IBX financing for a year and we intend to extend the maturity of the loan payable under the Chicago IBX financing for another year in 2011.

In connection with six of our IBX leases, we entered into 17 irrevocable letters of credit totaling $16.7 million with Bank of America. These letters of credit were provided in lieu of cash deposits under the $25.0 million Bank of America revolving credit line and automatically renew in successive one-year periods until the final lease expiration date. If the landlords for these IBX leases decide to drawdown on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the $25.0 million Bank of America revolving credit line. These contingent commitments are not reflected in the table above.

Primarily as a result of our various IBX expansion projects, as of December 31, 2009, we were contractually committed for $151.7 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during 2010 and 2011, is reflected in the table above as “other contractual commitments.”

We have other non-capital purchase commitments in place as of December 31, 2009, such as commitments to purchase power in select locations, primarily in the U.S., Australia, Germany, Singapore, Tokyo and the United Kingdom, through 2010 and thereafter, and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2010 and beyond. Such other purchase commitments as of December 31, 2009, which total $107.2 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $100 million to $150 million, in addition to the $151.7 million in contractual commitments discussed above as of December 31, 2009, in our various IBX expansion projects during 2010 in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.

Other Off-Balance-Sheet Arrangements

We have various guarantor arrangements with both our directors and officers and third parties, including customers, vendors and business partners (see “Guarantor Arrangements” in Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K). As of December 31, 2009, there were no significant liabilities recorded for these arrangements.

Critical Accounting Policies and Estimates

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

Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Management believes that the following critical accounting policies and estimates, among others, are the most critical to aid in fully understanding and evaluating our consolidated financial statements, and they require significant judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain:

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

The accounting standard for income taxes requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined by the accounting standard as a likelihood of more than 50 percent) such assets will not be realized.

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

As of December 31, 2009 and 2008, we had total net deferred tax assets of $25.2 million and $81.7 million, respectively. As of December 31, 2009 and 2008, we had a total valuation allowance of $34.4 million and $40.3 million, respectively. During the year ended December 31, 2009, we decided to release our valuation allowance associated with Hong Kong operations and one of our U.K. operations, which resulted in an income tax benefit of $3.1 million and $5.2 million, respectively, in our results of operations. In the fourth quarter of 2008, we decided to release our valuation allowances associated with our U.S. and Australian operations, which resulted in an income tax benefit of $85.1 million and $6.1 million, respectively, in our results of operations for this period.

Our decisions to release our valuation allowances associated with Australian, Hong Kong, U.K. and U.S. operations were based on our belief that the operations of these regions have achieved a sufficient level of profitability and will sustain a sufficient level of profitability in the future to support the release of these valuation allowances based on relevant facts and circumstances. However, if our assumptions on the future performance of these jurisdictions prove not to be correct and these jurisdictions are not able to sustain a sufficient level of profitability to support the associated deferred tax assets on our consolidated balance sheet, we will have to impair our deferred tax assets through an additional valuation allowance, which would impact our financial position and results of operations in the period such a determination is made.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Our remaining valuation allowances as of December 31, 2009 relates to certain of our subsidiaries outside of the U.S. If and when we release our remaining valuation allowances, it will have an impact to our financial position and results of operations in the periods such determinations are made. We will continue to assess the need for our valuation allowances, by country or location, in the future.
Accounting for Impairment of Goodwill

In accordance with the accounting standard for goodwill and other intangible assets, we perform goodwill impairment reviews annually, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

During the year ended December 31, 2009, we completed annual goodwill impairment reviews of both the Europe reporting unit and the Asia-Pacific reporting unit and concluded that there was no impairment as the fair value of these reporting units exceeded their carrying value.

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

As of December 31, 2009, goodwill attributable to the Asia-Pacific reporting unit and the Europe reporting unit was $18.5 million and $362.6 million, respectively. Any potential impairment charge against our goodwill would not exceed the amounts recorded on our consolidated balance sheets.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Accounting for Property, Plant and Equipment

We have a substantial amount of property, plant and equipment recorded on our consolidated balance sheet. The vast majority of our property, plant and equipment represent the costs incurred to build out or acquire our IBX data centers around the world. Our IBX data centers are long-lived assets. The majority of our IBX data centers are in properties that are leased. We depreciate our property, plant and equipment using the straight-line method over the estimated useful lives of the respective assets (subject to the term of the lease in the case of leased assets or leasehold improvements).

Accounting for property, plant and equipment involves a number of accounting issues including determining the appropriate period in which to depreciate such assets, making assessments for leased properties to determine whether they are capital or operating leases, capitalizing interest during periods of construction and assessing the asset retirement obligations required for certain leased properties that require us to return the leased properties back to their original condition at the time we decide to exit a leased property.

While there are numerous judgments and uncertainties involved in accounting for property, plant and equipment that are significant, arriving at the estimated useful life of an asset requires the most critical judgment for us and changes to these estimates would have the most significant impact to our financial position and results of operations. When we lease a property for our IBX data centers, we generally enter into long-term arrangements with initial lease terms of at least 8-10 years and with renewal options available to us. During the next several years, a number of leases for our IBX data centers will start to come up for renewal. As we start approaching the ends of these initial lease terms, we will need to reassess the estimated useful lives of our property, plant and equipment. In addition, we may find that our estimates for the useful lives of non-leased assets may also need to be revised periodically. In many cases, we arrived at these estimates during 1999 when we opened our first three IBX data centers. We reassessed the estimated useful lives of certain of our property, plant and equipment during the third quarter of 2009 and we expect we will continue to periodically review such estimates and further changes in the future are possible.

During the third quarter of 2009, we revised the estimated useful lives of certain of our property, plant and equipment. As a result, we recorded $12.0 million of lower depreciation expense for the year ended December 31, 2009 due to extending the estimated useful lives of certain of our property, plant and equipment. We undertook this review due to our determination that we were generally using certain of our existing assets longer than originally anticipated and, therefore, the estimated useful lives of certain of our property, plant and equipment has been lengthened. This change was accounted for as a change in accounting estimate on a prospective basis effective July 1, 2009 under the accounting standard for change in accounting estimates.

In addition, in the fourth quarter of 2009, we recorded a $4.2 million decrease in depreciation expense as an out-of-period adjustment related to incorrectly depreciating certain assets. This $4.2 million out-of-period adjustment represents the correction of errors attributable to the nine months ended September 30, 2009 and the years ended December 31, 2008 and 2007, which we have concluded were not material to any previously-reported historical quarterly periods or results of operations for the nine months ended September 30, 2009 and to any previously-reported historical annual or quarterly periods for the years ended December 31, 2008 or 2007.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
As of December 31, 2009 and 2008, we had property, plant and equipment of $1.8 billion and $1.5 billion, respectively, and for the years ended December 31, 2009, 2008 and 2007, we recorded depreciation expense of $168.0 million, $152.4 million and $97.9 million, respectively. Further changes in our estimated useful lives of our property, plant and equipment could have a significant impact to our results of operations.

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

Investment Portfolio Risk

All of our marketable securities are designated as available-for-sale and are therefore recorded at fair value on our consolidated balance sheets with the unrealized gains or losses reported as a separate component of other comprehensive income or loss. We consider various factors in determining whether we should recognize an impairment charge for our securities, including the length of time and extent to which the fair value has been less than our cost basis and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery. As more fully described in Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, during the years ended December 31, 2009 and 2008, we incurred an other-than-temporary impairment loss of $2.6 million and $1.5 million, respectively, from our investment portfolio (consisting of a single money market account), of which $3.4 million was recovered in January 2010. If market conditions continue to deteriorate and liquidity constraints become even more pronounced, we could sustain more losses from our investment portfolio. As our securities mature, we have been increasing our holdings in U.S. government securities, such as Treasury bills and Treasury notes of a short-term duration and lower yield. As a result, we expect our interest income to remain low in the forseeable future.

As of December 31, 2009, our investment portfolio of cash equivalents and marketable securities consisted of money market fund investments, commercial paper, corporate bonds, asset backed securities, certificates of deposit and U.S government and agency obligations. Excluding the U.S. government holdings which carry a lower risk and lower return in comparison to other securities in the portfolio, the remaining amount in our investment portfolio that could be more susceptible to market risk totaled $136.6 million.

Interest Rate Risk

Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio and variable-rate financings in place in the U.S., Europe and Asia-Pacific. The fair value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of December 31, 2009 our portfolio maturity was relatively short. If current interest rates were to increase or decrease by 10% from their position as of December 31, 2009, the fair value of our investment portfolio could increase or decrease by approximately $52,000.

An immediate 10% increase or decrease in current interest rates from their position as of December 31, 2009 would not have a material impact on our debt obligations due to the fixed nature of the majority of our debt obligations. However, the interest expense associated with our Chicago IBX financing, Asia-Pacific financing, European financing and Netherlands financing, which bear interest at variable rates tied to local cost of funds or LIBOR/SIBOR/EURIBOR, could be affected. For every 100 basis point change in interest rates, our annual interest expense could increase or decrease by a total of approximately $3.4 million based on the total balance of our borrowings under the Chicago IBX financing, Asia-Pacific financing, European financing, Singapore financing and Netherlands financing as of December 31, 2009. To mitigate the risk of fluctuations in floating rates, we utilize interest rate swaps (receive floating/pay fixed). As of December 31, 2009, we had a total of four swap agreements outstanding with maturity dates of less than two years, comprised of three swap agreements for the European financing with an aggregate notional amount of 32.5 million British pounds and 25.5 million Euros, or approximately $89.1 million, and one swap agreement for the Chicago IBX financing with an aggregate notional amount of $105.0 million. Under the three swap agreements for the European financing, we pay fixed interest rates ranging from 5.59% to 7.03% (swap rates ranging from 4.46% to 5.91% plus borrowing margin) on the notional amount and the counterparty pays us rates of interest on the notional amount based on LIBOR/EURIBOR. Under the swap agreement for the Chicago IBX financing, we pay a fixed interest rate of 6.34% (swap rate of 3.59% plus borrowing margin of 2.75%) on the notional amount and the counterparty pays us rates of interest on the notional amount based on one-month LIBOR. The fair values or changes in fair value of these swaps are recorded on our consolidated balance sheets in accumulated other comprehensive income or loss. As of December 31, 2009, we had an accumulated loss of $8.4 million associated with our interest rate swaps, which is included in the consolidated balance sheet within accumulated other comprehensive loss.

The fair value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair value of the fixed interest rate debt but do not impact our earnings or cash flows. The fair value of the Company’s convertible debt, which is traded in the market, is based on quoted market prices. The fair value of the Company’s mortgage and loans payable, which are not traded in the market, is estimated by considering the Company’s credit rating, current rates available to the Company for debt of the same remaining maturities and the terms of the debt. The following represents the estimated fair value of our convertible debt and mortgage and loans payable as of December 31, 2009 (in thousands):

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Debt:
Convertible subordinated debentures	$—	$—	$19,150	$19,290
2.50% convertible subordinated notes(1)	222,943	228,935	212,524	128,552
3.00% convertible subordinated notes	395,986	461,324	395,986	251,451
4.75% convertible subordinated notes(2)	274,777	307,248	—	—

	$893,706	$997,507	$627,660	$399,293

Mortgage and Loans Payable:
Mortgage payable	$91,756	$83,406	$94,362	$58,682
Chicago IBX financing	109,991	109,700	109,991	101,665
Asia-Pacific financing	64,559	60,827	87,009	77,030
European financing	130,058	111,375	130,981	93,577
Netherlands financing	9,311	7,941	6,485	6,485
Other note payable	—	—	9,672	9,672
Singapore financing	24,559	21,739	—	—

	$430,234	$394,988	$438,500	$347,111

(1)	Total debt principal is $250.0 million, which is subject to a FASB standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). See Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
(2)	Total debt principal is $373.8 million, which is subject to a FASB standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). See Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

We may enter into additional interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.

Foreign Currency Risk

The majority of our revenue is denominated in U.S. dollars, generated mostly from customers in the U.S. However, approximately 39% of our revenues and 42% of our operating costs are attributable to the Europe and Asia-Pacific regions and a large portion of those revenues and costs are denominated in a currency other than the U.S. dollar, primarily the British pound, Euro, Swiss franc, Singapore dollar, Japanese yen and Hong Kong and Australian dollars. As a result, our operating results and cash flows are impacted by currency fluctuations relative to the U.S. dollar. To protect against certain reductions in value caused by changes in currency exchange rates, we have established a risk management program to offset some of the risk of carrying assets and liabilities denominated in foreign currencies. As a result, we enter into foreign currency forward contracts to manage the risk associated with certain foreign currency-denominated assets and liabilities. Our risk management program reduces, but does not entirely eliminate, the impact of currency exchange rate movements and its impact on the consolidated statements of operations. As of December 31, 2009, the outstanding foreign currency forward contracts had maturities of less than one year.

For the foreseeable future, excluding the pending Switch and Data acquisition and any other potential acquisitions, we anticipate that approximately 35-45% of our revenues and operating costs will continue to be generated and incurred outside of the U.S. in currencies other than the U.S. dollar. While we hedge certain of our balance sheet foreign currency assets and liabilities, we do not hedge revenue. During fiscal 2007 and the first half of 2008, the U.S. dollar had been generally weaker relative to certain of the currencies of the foreign countries in which we operate. This overall weakness of the U.S. dollar had a positive impact on our consolidated results of operations because the foreign denominations translated into more U.S. dollars. However, during the second half of 2008 and through the first quarter of 2009, the U.S. dollar strengthened relative to certain of the currencies of the foreign countries in which we operate. This significantly impacted our consolidated financial position and results of operations as amounts in foreign currencies translated into less U.S. dollars. During the last nine months of 2009, the U.S. dollar weakened again relative to certain of the currencies of the foreign countries in which we operate, which had a positive impact to our results of operations. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which we do business could have a significant impact on our consolidated financial position and results of operations including the amount of revenue that we report in future periods.

We may enter into additional hedging activities in the future to mitigate our exposure to foreign currency risk as our exposure to foreign currency risk continues to increase due to our growing foreign operations; however, we do not currently intend to eliminate all foreign currency transaction exposure.

Commodity Price Risk

Certain operating costs incurred by us are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodities most likely to have an impact on our results of operations in the event of price changes are electricity, supplies and equipment used in our IBX data centers. We closely monitor the cost of electricity at all of our locations. We have entered into several power contracts to purchase power at fixed prices during 2010 and beyond in certain locations in the U.S., as well as Australia, Germany, Singapore and the United Kingdom.

In addition, as we are building new, “greenfield” IBX data centers, we are subject to commodity price risk for building materials related to the construction of these IBX data centers, such as steel and copper. In addition, the lead-time to procure certain pieces of equipment, such as generators, is substantial. Any delays in procuring the necessary pieces of equipment for the construction of our IBX data centers could delay the anticipated openings of these new IBX data centers and, as a result, increase the cost of these projects.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. There were no significant changes in internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-1 of this Annual Report on Form 10-K.

Limitations on the Effectiveness of Controls

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during the fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

There is no disclosure to report pursuant to Item 9B.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2010 Annual Meeting of Stockholders.

We have adopted a Code of Ethics applicable for the Chief Executive Officer and Senior Financial Officers and a Code of Business Conduct. This information is incorporated by reference to the Equinix proxy statement for the 2010 Annual Meeting of Stockholders and is also available on our website, www.equinix.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2010 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2010 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2010 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2010 Annual Meeting of Stockholders.

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

		Def. Proxy 14A	12/12/02

2.2	Agreement and Plan of Merger dated October 21, 2009, by and among Equinix, Inc., Switch & Data Facilities Company, Inc. and Sundance Acquisition Corporation.	8-K	10/22/09	2.1

2.3	Voting Agreement dated October 21, 2009, by and among Equinix, Inc. and certain directors, executive officers and significant stockholders of Switch & Data Facilities Company, Inc.	8-K	10/22/09	2.2

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.3	Amended and Restated Bylaws of the Registrant.	8-K	12/22/08	3.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Indenture dated March 30, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/07	4.4

4.3	Form of 2.50% Convertible Subordinated Note Due 2012 (see Exhibit 4.2).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
4.4	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4

4.5	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.4).

4.6	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/09	4.1

4.7	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.6).

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.2	2000 Equity Incentive Plan, as amended.	10-K	12/31/07	10.3

10.3	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.4	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.5	Equinix, Inc. 2004 International Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04	10.105

10.6	Equinix, Inc. Employee Stock Purchase Plan effective as of June 3, 2004.	10-Q	6/30/04	10.106

10.7	Form of Restricted Stock Agreement for Equinix’s executive officers under the Company’s 2000 Equity Incentive Plan.	10-K	12/31/05	10.115

10.8	Lease Agreement dated December 21, 2005 between Equinix Operating Co., Inc. and iStar El Segundo, LLC and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.126

10.9+	Loan and Security Agreement and Note between Equinix RP II, LLC and SFT I, Inc. dated December 21, 2005 and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.127

10.10	Lease Agreement dated as of December 21, 2005 between Equinix RP II, LLC and Equinix, Inc.	10-K	12/31/05	10.128

10.11	First Omnibus Modification Agreement dated December 27, 2006 by and among SFT I, Inc. (“SFT I”), Equinix RP II, LLC (“RP II”) and Equinix, Inc. (“Equinix”), Amended and Restated Promissory Note dated December 27, 2006 by RP II in favor of SFT I and Reaffirmation of Guaranty dated December 27, 2006 by RP II and Equinix in favor of SFT I.	10-K	12/31/06	10.37

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.12	First Amendment to Deed of Lease dated December 27, 2006 by and between Equinix RP II, LLC and Equinix Operating Co., Inc.	10-K	12/31/06	10.38

10.13	Development Loan and Security Agreement dated February 2, 2007 by and between CHI 3, LLC and SFT I, Inc. and related Promissory Notes One through Four.	10-Q	3/31/07	10.37

10.14	Guaranty dated February 2, 2007 by and between Equinix, Inc. and SFT I, Inc.	10-Q	3/31/07	10.38

10.15	Completion and Payment Guaranty dated February 2, 2007 by and between Equinix, Inc. and SFT I, Inc.	10-Q	3/31/07	10.39

10.16	Master Lease dated February 2, 2007 by and between CHI 3, LLC and Equinix Operating Co., Inc. and associated Guaranty of Lease by Equinix, Inc.	10-Q	3/31/07	10.40

10.17	Form of Restricted Stock Agreements for Stephen M. Smith under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/07	10.45

10.18	Facility Agreement dated August 31, 2007 by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K., the Additional Borrowers (as defined therein), the Lenders (as defined therein), and ABN AMRO BANK N.V., and related Guarantee dated August 31, 2007 by Equinix, Inc.	10-Q	9/30/07	10.47

10.19	£82,000,000 Senior Facilities Agreement dated June 29, 2007 by and among IXEurope plc, CIT Bank Limited, as arranger, CIT Capital Finance (UK) Limited, as administrative agent and security trustee and the Lenders (as defined therein).	10-Q	9/30/07	10.49

10.20	Amendment and Accession Agreement, dated as of January 31, 2008, by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K. and Equinix Australia Pty. Limited, as Borrowers, ABN AMRO Bank N.V., Singapore Branch, ABN AMRO Bank N.V., Japan Branch and ABN AMRO Australia Pty Limited, as Lenders and ABN AMRO Bank N.V., as Facility Agent, Arranger and Collateral Agent and related Amendment No. 1 to Guarantee by Equinix, Inc.	10-K	12/31/07	10.32

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.21	Equinix, Inc. Sub-Plan to the 2004 International Employee Stock Purchase Plan for Participants Located in the European Economic Area.	10-Q	3/31/08	10.32

10.22	Letter Agreement, dated April 22, 2008, by and between Eric Schwartz and Equinix, Inc.	10-Q	6/30/08	10.34

10.23	Letter Amendment, dated May 6, 2008, to £82,000,000 Senior Facilities Agreement dated June 29, 2007, by and among Equinix Group Limited, CIT Bank Limited, as arranger, CIT Capital Finance (UK) Limited, as administrative agent and security trustee and the Lenders (as defined therein).	10-Q	6/30/08	10.37

10.24	Second Amendment and Accession Agreement, dated as of June 6, 2008, by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K., Equinix Australia Pty. Limited and Equinix Hong Kong Limited, as Borrowers, ABN AMRO Bank N.V. and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Hong Kong Branch, as Lenders and ABN AMRO Bank N.V., as Facility Agent, Arranger and Collateral Agent and related Amendment No. 2 to Guarantee by Equinix, Inc.	10-Q	6/30/08	10.38

10.25	Letter of Approval & Consent, dated January 15, 2009, to £82,000,000 Senior Facilities Agreement dated June 29, 2007, by and among Equinix Group Limited, CIT Bank Limited, as arranger, CIT Capital Finance (UK) Limited, as administrative agent and security trustee and the Lenders (as defined therein).	10-K	12/31/08	10.30

10.26	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31

10.27	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

10.28	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.29	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.	10-K	12/31/08	10.34

10.30	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.31	Change in Control Severance Agreement by and between Jarrett Appleby and Equinix, Inc. dated December 11, 2008.	10-K	12/31/08	10.36

10.32	Offer Letter from Equinix, Inc. to Jarrett Appleby dated November 6, 2008.	10-K	12/31/08	10.37

10.33	Restricted Stock Unit Agreement for Jarrett Appleby under the Equinix, Inc. 2000 Equity Incentive Plan.	10-K	12/31/08	10.38

10.34	Form of Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/09	10.39

10.35	Form of Restricted Stock Unit Agreement for all other executive officers.	10-Q	3/31/09	10.40

10.36	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.1

10.37	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.2

10.38	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.3

10.39	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.4

10.40	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.5

10.41	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.6

10.42	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.7

10.43	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.8

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.44	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.9

10.45	Turn Key Data Center Lease by and between Digital Lakeside, LLC and Equinix Operating Co., Inc., dated as of July 10, 2009.	10-Q	9/30/09

21.1	Subsidiaries of Equinix, Inc.	10-Q	9/30/09

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

(b)	Exhibits.

See (a) (3) above.

(c)	Financial Statement Schedule.

See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUINIX, INC. (Registrant)

February 22, 2010	By	/S/ STEPHEN M. SMITH
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

Signature	Title	Date

/S/ STEPHEN M. SMITH Stephen M. Smith	President and Chief Executive Officer (Principal Executive Officer)	February 22, 2010

/S/ KEITH D. TAYLOR Keith D. Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2010

/S/ PETER F. VAN CAMP Peter F. Van Camp	Executive Chairman of the Board	February 22, 2010

/S/ STEVEN T. CLONTZ Steven T. Clontz	Director	February 22, 2010

/S/ STEVEN P. ENG Steven P. Eng	Director	February 22, 2010

/S/ GARY F. HROMADKO Gary F. Hromadko	Director	February 22, 2010

/S/ SCOTT G. KRIENS Scott G. Kriens	Director	February 22, 2010

/S/ IRVING F. LYONS, III Irving F. Lyons, III	Director	February 22, 2010

/S/ CHRISTOPHER B. PAISLEY Christopher B. Paisley	Director	February 22, 2010

INDEX TO EXHIBITS

Exhibit Number	Description of Document
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Equinix, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and other comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Equinix, Inc. (the “Company”) and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, CA

February 22, 2010

EQUINIX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$346,056	$220,207
Short-term investments	248,508	42,112
Accounts receivable, net of allowance for doubtful accounts of $1,720 and $2,037	64,767	66,029
Current portion of deferred tax assets, net	46,822	35,936
Other current assets	21,734	15,227

Total current assets	727,887	379,511
Long-term investments	9,803	45,626
Property, plant and equipment, net	1,808,115	1,492,830
Goodwill	381,050	342,829
Intangible assets, net	51,015	50,918
Deferred tax assets, net	5,171	65,228
Other assets	55,109	57,794

Total assets	$3,038,150	$2,434,736

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$99,053	$74,317
Accrued property, plant and equipment	109,876	89,518
Current portion of capital lease and other financing obligations	6,452	4,499
Current portion of mortgage and loans payable	58,912	52,054
Current portion of convertible debt	—	19,150
Other current liabilities	41,166	50,455

Total current liabilities	315,459	289,993
Capital lease and other financing obligations, less current portion	154,577	133,031
Mortgage and loans payable, less current portion	371,322	386,446
Convertible debt, less current portion	893,706	608,510
Other liabilities	120,603	100,095

Total liabilities	1,855,667	1,518,075

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 100,000,000 shares authorized in 2009 and 2008; zero shares issued and outstanding in 2009 and 2008	—	—
Common stock, $0.001 par value per share; 300,000,000 shares authorized in 2009 and 2008; 39,315,250 and 37,745,366 shares issued and outstanding in 2009 and 2008	39	38
Additional paid-in capital	1,665,662	1,524,834
Accumulated other comprehensive loss	(97,238)	(152,800)
Accumulated deficit	(385,980)	(455,411)

Total stockholders’ equity	1,182,483	916,661

Total liabilities and stockholders’ equity	$3,038,150	$2,434,736

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years ended December 31,
	2009	2008	2007
Revenues	$882,509	$704,680	$419,442

Costs and operating expenses:
Cost of revenues	483,420	414,799	263,768
Sales and marketing	63,584	66,913	40,719
General and administrative	155,324	146,564	105,794
Restructuring charges	(6,053)	3,142	407
Acquisition costs	5,155	—	—
Gains on asset sales	—	—	(1,338)

Total costs and operating expenses	701,430	631,418	409,350

Income from operations	181,079	73,262	10,092
Interest income	2,384	8,940	15,406
Interest expense	(74,232)	(61,677)	(32,014)
Other-than temporary impairment loss on investments	(2,590)	(1,527)	—
Other income	2,387	1,307	3,047
Loss on debt extinguishment and conversion	—	—	(5,949)

Income (loss) before income taxes	109,028	20,305	(9,418)
Income tax benefit (expense)	(39,597)	87,619	(473)

Net income (loss)	$69,431	$107,924	$(9,891)

Earnings (loss) per share:
Basic earnings per share	$1.80	$2.91	$(0.30)

Weighted-average shares	38,488	37,120	32,595

Diluted earnings per share	$1.75	$2.79	$(0.30)

Weighted-average shares	39,676	41,582	32,595

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)

For the Three Years Ended December 31, 2009

(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances as of December 31, 2006	29,516,927	$29	$904,573	$3,870	$(553,444)	$355,028
Issuance of common stock upon follow-on offering	4,211,939	4	339,904	—	—	339,908
Issuance of common stock upon exercise of common stock options and vesting of restricted stock	1,336,049	2	31,583	—	—	31,585
Issuance of common stock upon conversion of convertible subordinated debentures	1,367,090	2	53,227	—	—	53,229
Issuance of common stock under employee stock purchase plans	120,787	—	4,771	—	—	4,771
Issuance of stock upon exercise of stock warrants	8,446	—	—	—	—	—
Issuance of 2.50% convertible subordinated notes	—	—	52,263	—	—	52,263
Stock-based compensation, net of estimated forfeitures	—	—	42,857	—	—	42,857
Comprehensive income (loss):
Net loss	—	—	—	—	(9,891)	(9,891)
Foreign currency translation loss	—	—	—	(8,069)	—	(8,069)
Unrealized gain on investments, net of tax of $0	—	—	—	311	—	311

Net comprehensive loss	—	—	—	(7,758)	(9,891)	(17,649)

Balances as of December 31, 2007	36,561,238	37	1,429,178	(3,888)	(563,335)	861,992
Issuance of common stock upon exercise of common stock options and vesting of restricted stock	733,130	1	19,914	—	—	19,915
Issuance of common stock under employee stock purchase plans	119,354	—	6,315	—	—	6,315
Issuance of common stock upon conversion of convertible subordinated debentures	331,644	—	13,072	—	—	13,072
Tax benefit from employee stock plans	—	—	696	—	—	696
Stock-based compensation, net of estimated forfeitures	—	—	55,659	—	—	55,659
Comprehensive income (loss):
Net income	—	—	—	—	107,924	107,924
Foreign currency translation loss	—	—	—	(142,140)	—	(142,140)
Unrealized loss on interest rate swaps, net of tax of $4,660	—	—	—	(6,350)	—	(6,350)
Unrealized loss on investments, net of tax of $169	—	—	—	(422)	—	(422)

Net comprehensive loss	—	—	—	(148,912)	107,924	(40,988)

Balances as of December 31, 2008	37,745,366	38	1,524,834	(152,800)	(455,411)	916,661
Issuance of common stock upon exercise of common stock options and vesting of restricted stock	933,212	1	30,388	—	—	30,389
Issuance of common stock under employee stock purchase plans	151,863	—	6,617	—	—	6,617
Issuance of common stock upon conversion of convertible subordinated debentures	484,809	—	19,150	—	—	19,150
Tax benefit from employee stock plans	—	—	514	—	—	514
Issuance of 4.75% convertible subordinated notes	—	—	80,010	—	—	80,010
Issuance of capped call	—	—	(49,654)	—	—	(49,654)
Stock-based compensation, net of estimated forfeitures	—	—	53,803	—	—	53,803
Comprehensive income (loss):
Net income	—	—	—	—	69,431	69,431
Foreign currency translation gain, net of tax of $1,485	—	—	—	53,624	—	53,624
Unrealized gain on interest rate swaps, net of tax of $1,191	—	—	—	1,418	—	1,418
Unrealized gain on investments, net of tax of $373	—	—	—	520	—	520

Net comprehensive income	—	—	—	55,562	69,431	124,993

Balances as of December 31, 2009	39,315,250	$39	$1,665,662	$(97,238)	$(385,980)	$1,182,483

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$69,431	$107,924	$(9,891)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	167,975	152,437	97,910
Stock-based compensation	53,056	55,085	42,731
Restructuring charges	(6,053)	3,142	407
Amortization of intangible assets	5,555	6,610	2,193
Accretion of asset retirement obligation & accrued restructuring charges	1,581	1,682	3,136
Amortization of debt issuance costs and debt discount	18,791	11,523	7,907
Allowance for doubtful accounts	(15)	1,582	94
Realized net (gains) losses on investments	2,579	(498)	(934)
Gains on asset sales	—	—	(1,338)
Gain on foreign currency hedge	—	—	(1,494)
Other items	1,149	1,466	(153)
Changes in operating assets and liabilities:
Accounts receivable	2,277	(9,152)	(17,997)
Deferred tax assets, net	27,981	(94,229)	(5,995)
Other assets	(10,371)	(7,137)	12,460
Accounts payable and accrued expenses	22,762	9,937	(6,682)
Accrued restructuring charges	(1,771)	(2,763)	(13,669)
Other liabilities	565	29,949	11,335

Net cash provided by operating activities	355,492	267,558	120,020

Cash flows from investing activities:
Purchases of investments	(379,644)	(240,556)	(114,322)
Sales of investments	27,420	131,631	16,000
Maturities of investments	179,566	114,361	80,221
Purchase of Los Angeles IBX property	—	—	(49,059)
Purchase of San Jose IBX property	—	—	(71,471)
Purchase of IXEurope, net of cash acquired	—	—	(541,792)
Purchase of Virtu, net of cash acquired	—	(23,241)	—
Purchase of Upminster, net of cash acquired	(28,176)	—	—
Purchases of other property, plant and equipment	(369,542)	(447,032)	(376,836)
Proceeds from asset sales	—	—	1,657
Purchase of restricted cash	(896)	(14,234)	(598)
Release of restricted cash	13,015	1,031	—
Other investing activities, net	79	—	1,475

Net cash used in investing activities	(558,178)	(478,040)	(1,054,725)

Cash flows from financing activities:
Proceeds from employee equity awards	37,006	26,230	36,356
Proceeds from issuance of common stock	—	—	339,908
Proceeds from loans payable	29,474	142,373	149,606
Proceeds from convertible debt	373,750	—	645,986
Repayment of capital leases and other financing obligations	(5,279)	(3,832)	(2,406)
Repayment of mortgage and notes payable	(51,118)	(19,296)	(2,150)
Capped call costs	(49,664)	—	—
Debt issuance costs	(8,220)	(948)	(22,287)
Other financing activities, net	(2,351)	579	—

Net cash provided by financing activities	323,598	145,106	1,145,013

Effect of foreign currency exchange rates on cash and cash equivalents	4,937	(5,050)	(2,238)
Net increase (decrease) in cash and cash equivalents	125,849	(70,426)	208,070
Cash and cash equivalents at beginning of year	220,207	290,633	82,563

Cash and cash equivalents at end of year	$346,056	$220,207	$290,633

Supplemental disclosure of cash flow information:
Cash paid for taxes	$9,290	$98	$242

Cash paid for interest	$63,281	$53,373	$26,900

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Equinix, Inc. (“Equinix” or the “Company”) was incorporated in Delaware on June 22, 1998. Equinix provides global data center services. Global enterprises, content providers, financial companies and network service providers rely upon Equinix’s insight and expertise to protect and connect their most valued information assets. The Company operates 49 International Business Exchange (“IBX”) data centers, or IBX data centers, across 18 markets in North America, Europe and Asia-Pacific where customers directly interconnect with a network ecosystem of partners and customers. More than 360 network service providers offer access to more than 90% of the world’s Internet routes inside the Company’s IBX data centers. This access to Internet routes provides Equinix customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.

In October 2009, the Company announced that it had entered into an agreement with Switch & Data Facilities Company, Inc. (“Switch and Data”) under which the Company will acquire Switch and Data (“the Switch and Data Acquisition”). Under the terms of the Switch and Data Acquisition, Switch and Data stockholders will have the opportunity to elect to receive either 0.19409 shares of Equinix common stock or $19.06 in cash for each share of Switch and Data stock, valuing the equity of Switch and Data at approximately $689,000,000 based on the closing price of Equinix common stock as of October 20, 2009. The overall consideration to be paid by the Company in the Switch and Data Acquisition will be 80% Equinix common stock and 20% cash. In the event that holders of more than 80% of Switch and Data’s stock elect to receive Equinix common stock or holders of more than 20% of Switch and Data’s stock elect to receive cash, the consideration of the Switch and Data Acquisition will be pro-rated to achieve these proportions. In addition, a portion of the cash consideration payable to Switch and Data stockholders may be replaced by an equivalent amount of Equinix common stock to the extent necessary to enable the Switch and Data Acquisition to qualify as a tax-free exchange. Switch and Data operates 34 data centers in the U.S. and Canada. The combined company will operate under the Equinix name. The Switch and Data Acquisition will be accounted for using the acquisition method of accounting in accordance with the accounting standard for business combinations. The Company expects to close the Switch and Data Acquisition in the second quarter of 2010; however, the closing and its timing are subject to regulatory approval as well as the satisfaction or waiver of closing conditions.

Adoption of Recent Accounting Pronouncements and Adjusted Consolidated Financial Statements

The Company changed its accounting principles to reflect the impact of the adoption of a FASB standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) (see “2.50% Convertible Subordinated Notes” in Note 8) and a FASB standard for instruments granted in share-based payment transactions that are considered participating securities prior to vesting and, therefore, should be included in the calculation of EPS, which were effective January 1, 2009. These FASB standards were applied retrospectively; as a result, the Company adjusted comparative consolidated financial statements of prior periods included in the Company’s Form 8-K as filed with the SEC on June 8, 2009.

Basis of Presentation, Consolidation and Foreign Currency

The accompanying consolidated financial statements include the accounts of Equinix and its subsidiaries, including the operations of IXEurope plc (“IXEurope”) from September 14, 2007, Virtu Secure Webservices B.V. (“Virtu”) from February 5, 2008 and Upminster GmbH (“Upminster”) from July 22, 2009 (see Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign exchange gains or losses resulting from foreign currency transactions, including intercompany foreign currency transactions, that are anticipated to be repaid within the foreseeable future, are reported within

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other income (expense) on the Company’s accompanying consolidated statements of operations. For additional information on the impact of foreign currencies to the Company’s consolidated financial statements, see “Comprehensive Income (Loss)” below.

Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the consolidated financial statement presentation as of and for the year ended December 31, 2009.

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

Cash, Cash Equivalents and Short-Term and Long-Term Investments

The Company considers all highly liquid instruments with an original maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of money market mutual funds, commercial paper and certificates of deposit with financial institutions with maturities up to 90 days. Short-term investments generally consist of certificates of deposits and commercial paper with original maturities of between 90 days and one year and highly liquid debt securities of corporations, agencies of the U.S. government and the U.S. government. Long-term investments generally consist of debt securities of corporations, agencies of the U.S. government and the U.S. government with maturities greater than 360 days. Short-term and long-term investments are classified as “available-for-sale” and are carried at fair value with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income. The cost of securities sold is based on the specific identification method. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades.

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

A significant portion of the Company’s customer base is comprised of businesses throughout the U.S. However, a portion of the Company’s revenues are derived from the Company’s Europe and Asia-Pacific operations. For the year ended December 31, 2009 the Company’s revenues were split approximately 61% in the U.S., 26% in Europe and 13% in Asia-Pacific. For the year ended December 31, 2008 the Company’s revenues were split approximately 63% in the U.S., 25% in Europe and 12% in Asia-Pacific. For the year ended December 31, 2007 the Company’s revenues were split approximately 77% in the U.S., 9% in Europe and 14% in Asia-Pacific. No single customer accounted for greater than 10% of accounts receivables or revenues as of or for the years ended December 31, 2009, 2008 and 2007.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, the Company had outstanding commitments of $239,110,000 with one lender. These commitments are associated with real estate financing obligations in connection with the Los Angeles IBX Financing (see Note 10), the Mortgage Payable (see Note 9) and the Chicago IBX Financing (see Note 9).

Property, Plant and Equipment

Property, plant and equipment are stated at the Company’s original cost or relative fair value for acquired property, plant and equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement, unless they are considered integral equipment, in which case they are amortized over the lease term. Pursuant to the accounting standard related to determining the amortization period for leasehold improvements purchased after lease inception or acquired in a business combination, (i) leasehold improvements acquired in a business combination are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition and (ii) leasehold improvements that are placed into service significantly after and not contemplated at or near the beginning of the lease term are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased.

During the year ended December 31, 2009, the Company reassessed the estimated useful lives of certain of its property, plant and equipment as part of a review of the related assumptions. As a result, the estimated useful lives of certain of the Company’s property, plant and equipment within the below table were affected.

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

The change in estimated useful lives of certain of the Company’s property, plant and equipment, which has resulted in less depreciation expense than would have otherwise been recorded, resulted in the following increases for the year ended December 31, 2009 (in thousands, except per share amounts):

Income from operations	$12,020
Net income	6,934
Earnings per share:
Basic	0.18
Diluted	0.17

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the preparation of the Company’s financial statements for the year ended December 31, 2009, in conjunction with its reassessment of the estimated useful lives of certain of its property, plant and equipment described above, the Company identified errors in its financial statements for the years ended December 31, 2008 and 2007 and the Company’s financial statements as of and for the nine month period ended September 30, 2009. These errors related to an overstatement of depreciation expense in connection with the Company’s European operating segment totaling $1,810,000, $2,028,000 and $375,000 for the nine months ended September 30, 2009 and for the years ended December 31, 2008 and 2007, respectively, for a total error correction of $4,213,000. The Company corrected these errors in its financial statements for the quarter ended December 31, 2009, which reduced depreciation expense for the three months ended December 31, 2009 by $4,213,000. The Company does not believe that these adjustments are material to the consolidated financial statements for the year ended December 31, 2009 or to any annual or quarterly periods’ consolidated financial statements for the years ended December 31, 2008 and 2007 and the nine months ended September 30, 2009. As a result, the Company has not restated any prior period amounts.

Construction in Progress

Construction in progress includes direct and indirect expenditures for the construction and expansion of IBX data centers and is stated at original cost. The Company has contracted out substantially all of the construction and expansion efforts of its IBX data centers to independent contractors under construction contracts. Construction in progress includes certain costs incurred under a construction contract including project management services, engineering and schematic design services, design development, construction services and other construction-related fees and services. In addition, the Company has capitalized certain interest costs during the construction phase. Once an IBX data center or expansion project becomes operational, these capitalized costs are allocated to certain property, plant and equipment categories and are depreciated over the estimated useful life of the underlying assets.

The following table sets forth total interest costs expensed and total interest costs capitalized for the periods presented (in thousands):

	2009	2008	2007
Interest expense	$74,232	$61,677	$32,014
Interest capitalized	12,853	7,946	10,380

Interest charges incurred	$87,085	$69,623	$42,394

Asset Retirement Costs

The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Subsequent to the initial measurement, the Company accretes the liability in relation to the asset retirement obligations over time and the accretion expense is recorded as a cost of revenue. The Company’s asset retirement obligations are primarily related to its IBX data centers, of which the majority are leased under long-term arrangements, and, in certain cases, are required to be returned to the landlords in their original condition. All of the Company’s IBX data center leases have been subject to significant development by the Company in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. The majority of the Company IBX data centers’ initial lease terms expire at various dates ranging from 2010 to 2027 and all of them enable the Company to extend the lease terms.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity of the Company’s asset retirement obligation liability (in thousands):

Asset retirement obligations as of December 31, 2006	$3,985
Additions	4,294
Reductions	(166)
Accretion expense	646
Impact of foreign currency exchange	—

Asset retirement obligations as of December 31, 2007	8,759
Additions	2,865
Reductions	—
Accretion expense	890
Impact of foreign currency exchange	(250)

Asset retirement obligations as of December 31, 2008	12,264
Additions	4,331
Reductions	(75)
Accretion expense	1,149
Impact of foreign currency exchange	41

Asset retirement obligations as of December 31, 2009	$17,710

Goodwill and Other Intangible Assets

The Company has three reportable segments comprised of 1) the United States, 2) Asia-Pacific and 3) Europe geographic regions. As of December 31, 2009, the Company had goodwill attributable to the Asia-Pacific reporting unit and the Europe reporting unit (see “Goodwill and Other Intangibles” in Note 5). The Company performed its annual impairment review of the Europe reporting unit in the third quarter of 2009 and the Asia-Pacific reporting unit in the fourth quarter of 2009 as prescribed in the accounting standard related to goodwill impairment tests. The Company concluded that its goodwill attributed to the Company’s Europe and Asia-Pacific reporting units was not impaired as the fair value of its Europe and Asia-Pacific reporting units exceeded the carrying value of this reporting unit, including goodwill. In order to determine the fair value of the Company’s reporting units, the Company utilizes the discounted cash flow and market methods. The Company has consistently utilized both methods in its goodwill impairment tests and weights both results equally. The Company uses both methods in its goodwill impairment tests as it believes both, in conjunction with each other, provide a reasonable estimate of the determination of fair value of the reporting unit – the discounted cash flow method being specific to anticipated future results of the reporting unit and the market method, which is based on the Company’s market sector including its competitors. The assumptions supporting the discounted cash flow method, including the discount rate, which was assumed to be 10.0%, were determined using the Company’s best estimates as of the date of the impairment review. The Company has performed various sensitivity analyses on certain of the assumptions used in the discounted cash flow method, such as forecasted revenues and discount rate, and notes that no reasonably possible changes would reduce the fair value of the reporting unit to such a level that would cause an impairment charge.

Impairment assessments inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact the Company’s assumptions as to prices, costs, growth rates or other factors that may result in changes in the Company’s estimates of future cash flows. Although the Company believes the assumptions it used in testing for impairment are reasonable, significant changes in any one of the Company’s assumptions could produce a

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significantly different result. Indicators of potential impairment that might lead the Company to perform interim goodwill impairment assessments include significant and unforeseen customer losses, a significant adverse change in legal factors or in the business climate, a significant adverse action or assessment by a regulator or unanticipated competition.

For further information on goodwill and other intangible assets, see Note 5 below.

Derivatives and Hedging Activities

The Company follows the accounting standard related to derivatives and hedging, which requires the Company to recognize all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the value of a derivative depends on whether the contract is for trading purposes or has been designated and qualifies for hedge accounting. In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. In order for a derivative to be designated as a hedge, there must be documentation of the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure, and how effectiveness is to be assessed prospectively and retrospectively.

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

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, short-term and long-term investments represent their fair value, while the Company’s accounts receivable, accounts payable and accrued expenses and accrued property, plant and equipment approximate their fair value due primarily to the short-term maturity of the related instruments. The fair value of the Company’s convertible debt, which is traded in the market, is based on quoted market prices. The fair value of the Company’s mortgage and loans payable, which are not traded in the market, is estimated by considering the Company’s credit rating, current rates available to the Company for debt of the same remaining maturities and the terms of the debt.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the estimated fair values of the Company’s convertible debt and mortgage and loans payable as of (in thousands):

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Debt:
Convertible subordinated debentures	$—	$—	$19,150	$19,290
2.50% convertible subordinated notes	222,943	228,935	212,524	128,552
3.00% convertible subordinated notes	395,986	461,324	395,986	251,451
4.75% convertible subordinated notes	274,777	307,248	—	—

	$893,706	$997,507	$627,660	$399,293

Mortgage and Loans Payable:
Mortgage payable	$91,756	$83,406	$94,362	$58,682
Chicago IBX financing	109,991	109,700	109,991	101,665
Asia-Pacific financing	64,559	60,827	87,009	77,030
European financing	130,058	111,375	130,981	93,577
Netherlands financing	9,311	7,941	6,485	6,485
Other note payable	—	—	9,672	9,672
Singapore financing	24,559	21,739	—	—

	$430,234	$394,988	$438,500	$347,111

Fair Value Measurements

Effective January 1, 2008, the Company adopted the accounting standard related to fair value measurements. This accounting standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date,” or the “exit price.” Accordingly, an entity must now determine the fair value of an asset or liability based on the assumptions that market participants would use in pricing the asset or liability, not those of the reporting entity itself. Additionally, this accounting standard establishes a fair value hierarchy, which gives precedence to fair value measurements calculated using observable inputs to those using unobservable inputs. This accounting standard requires entities to disclose financial instruments measured at fair value according to the hierarchy in each reporting period after implementation. The Company elected not to measure any of its financial assets and liabilities at fair value (other than those already measured at fair value) under the accounting standard for the fair value option.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Equinix derives more than 90% of its revenues from recurring revenue streams, consisting primarily of (1) colocation services, such as the licensing of cabinet space and power; (2) interconnection services, such as cross connects and Equinix Exchange ports; (3) managed infrastructure services, such as Equinix Direct and bandwidth and (4) other services consisting of rent. The remainder of the Company’s revenues are from non-recurring revenue streams, such as from the recognized portion of deferred installation revenues, professional services, contract settlements and equipment sales. Revenues from recurring revenue streams are generally billed monthly and recognized ratably over the term of the contract, generally one to three years for IBX data center space customers. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the longer of the term of the related contract or expected life of the installation. Professional service fees are recognized in the period in which the services were provided and represent the culmination of a separate earnings process as long as they meet the criteria for separate recognition under the accounting standard related to revenue arrangements with multiple deliverables. Revenue from bandwidth and equipment sales is recognized on a gross basis in accordance with the accounting standard related to reporting revenue gross as a principal versus net as an agent, primarily because the Company acts as the principal in the transaction, takes title to products and services and bears inventory and credit risk. To the extent the Company does not meet the criteria for recognizing bandwidth and equipment services as gross revenue, the Company records the revenue on a net basis. Revenue from contract settlements, when a customer wishes to terminate their contract early, is generally recognized on a cash basis, when no remaining performance obligations exist, to the extent that the revenue has not previously been recognized.

The Company occasionally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have generally not been significant. There were no significant service level credits issued during the years ended December 31, 2009, 2008 and 2007.

Revenue is recognized only when the service has been provided and when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. It is the Company’s customary business practice to obtain a signed master sales agreement and sales order prior to recognizing revenue in an arrangement. Taxes collected from customers and remitted to governmental authorities are reported on a net basis and are excluded from revenue.

The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company generally does not request collateral from its customers although in certain cases the Company obtains a security interest in a customer’s equipment placed in its IBX data centers or obtains a deposit. If the Company determines that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash. In addition, the Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for which the Company had expected to collect the revenues. If the financial condition of the Company’s customers were to deteriorate or if they became insolvent, resulting in an impairment of their ability to make payments, greater allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the Company’s reserves. A specific bad debt reserve of up to the full amount of a particular invoice value is provided for certain problematic customer balances. An additional reserve is established for all other accounts based on the age of the invoices

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and an analysis of historical credits issued. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable.

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

As a result of the adoption of an accounting standard update for business combinations on January 1, 2009, the Company’s tax provision will be reduced in future periods to the extent that the Company has not recognized the deferred tax assets associated with any subsidiaries acquired in previous business combinations for which goodwill exists. The recognition of such deferred tax assets in the periods subsequent to the adoption of the accounting standard update will benefit the Company’s consolidated statements of operations at the time such recognition occurs. Prior to the accounting standard update, such releases were recorded against goodwill.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with the accounting standard for stock compensation. Under the fair value-based recognition provisions of this standard, stock-based compensation cost is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period.

Commencing in March 2008, the Company began granting restricted stock units exclusively to its employees in lieu of stock options. As a result, the Company ceased granting stock options during 2008. The Company used the Black-Scholes option-pricing model to determine the fair value of stock options with only a service condition. Certain of the Company’s employee equity awards had vesting criteria based upon the achievement of certain pre-determined Company stock price targets, which the Company refers to as market price conditions. The Company used a Monte Carlo simulation option-pricing model to determine the fair value of restricted stock or restricted stock unit grants that have both a service and market price condition. However, commencing in February 2008, the Company ceased granting equity awards with market price conditions. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The Company estimated the expected volatility by using the average historical volatility of its common stock that it believed was the best representative of future volatility. The risk-free interest rate used was based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the equity awards. The Company does not anticipate paying any cash dividends in the foreseeable future and, therefore, the expected dividend rate used was zero. The expected term of options used was calculated by taking the average of the vesting term and the contractual term of the option.

As noted above, beginning in 2008, the Company only grants restricted stock units to its employees in lieu of stock options and these equity awards have only either a service condition or a service and performance

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

condition. Any performance conditions contained in an equity award are tied to the financial performance of the Company or a specific region of the Company. The Company assesses the probability of meeting these performance conditions on a quarterly basis. The majority of the Company’s equity awards vest over four years, although certain of the equity awards for executives vest over a range of two to four years. The valuation of restricted stock units with only a service condition or a service and performance condition requires no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of the Company’s stock price on the date of grant.

The accounting standard for stock compensation does not allow the recognition of unrealized tax benefits associated with the tax deductions in excess of the compensation recorded (excess tax benefit) until the excess tax benefit is realized (i.e. reduces taxes payable). The Company will recognize a benefit from stock-based compensation in equity if the excess tax benefit is realized by following the “with-and-without” approach. The excess tax benefit that the Company recorded during the years ended December 31, 2009 and 2008 was approximately $514,000 and $696,000, respectively. During the year ended December 31, 2007, the Company did not record any excess tax benefit associated with its stock-based compensation.

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

The financial position of foreign subsidiaries is translated using the exchange rates in effect at the end of the period, while income and expense items are translated at average rates of exchange during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as other comprehensive income (loss). The net gains and losses resulting from foreign currency transactions are recorded in net income (loss) in the period incurred and reported within other income and expense. Certain inter-company balances are designated as long-term. Accordingly, exchange gains and losses associated with these long-term inter-company balances are recorded as a component of other comprehensive income (loss), along with translation adjustments. During the year ended December 31, 2009, the U.S. dollar strengthened against certain of the currencies of the foreign countries in which the Company operates. This has significantly impacted the Company’s consolidated balance sheets (as evidenced in the Company’s foreign currency translation gains), as well as its consolidated statements of operations as amounts denominated in foreign currencies are generally translating into less U.S. dollars. To the extent that the U.S. dollar strengthens further, this will continue to impact the Company’s consolidated balance sheets and consolidated statements of operations including the amount of revenue that the Company reports in future periods.

The components of the Company’s accumulated other comprehensive income (loss) consisted of the following as of December 31 (in thousands):

	2009	2008
Foreign currency translation loss, net of tax of $1,485 and $0	$(92,594)	$(146,219)
Unrealized loss on interest rate swaps, net of tax of $3,469 and $4,660	(4,933)	(6,350)
Unrealized gain (loss) on available for sale securities, net of tax of $203 and $169	289	(231)

	$(97,238)	$(152,800)

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For further information on derivatives and hedging instruments, see Note 6 below.

Earnings Per Share

The Company computes earnings per share in accordance with the accounting standard related to earnings per share (“EPS”). Basic earnings per share is computed using net income (loss) and the weighted-average number of common shares outstanding. Diluted earnings per share is computed using net income, adjusted for interest expense as a result of the assumed conversion of the Company’s Convertible Subordinated Debentures, 2.50% Convertible Subordinated Notes, 3.00% Convertible Subordinated Notes and 4.75% Convertible Subordinated Notes, if dilutive, and the weighted-average number of common shares outstanding plus any dilutive potential common shares outstanding. Dilutive potential common shares include the assumed exercise, vesting and issuance activity of employee equity awards using the treasury stock method, as well as warrants and shares issuable upon the conversion of the Convertible Subordinated Debentures, 2.50% Convertible Subordinated Notes, 3.00% Convertible Subordinated Notes and 4.75% Convertible Subordinated Notes.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31 (in thousands, except per share amounts):

	2009	2008	2007
Numerator:
Numerator for basic earnings per share	$69,431	$107,924	$(9,891)
Effect of assumed conversion of convertible subordinated debentures and notes:
Interest expense, net of tax	23	8,059	—

Numerator for diluted earnings per share	$69,454	$115,983	$(9,891)

Denominator:
Denominator for basic earnings per share	38,488	37,120	32,595

Effect of dilutive securities:
Convertible subordinated debentures	211	772	—
3.00% convertible subordinated notes	—	2,945	—
Employee equity awards	977	745	—

Total dilutive potential shares	1,188	4,462	—

Denominator for diluted earnings per share	39,676	41,582	—

Earnings per share:
Basic	$1.80	$2.91	$(0.30)

Diluted	$1.75	$2.79	$(0.30)

The following table sets forth potential shares of common stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for December 31 (in thousands):

	2009	2008	2007
Shares reserved for conversion of convertible subordinated debentures	—	—	816
Shares reserved for conversion of convertible 2.50% convertible subordinated notes	2,232	2,232	2,232
Shares reserved for conversion of convertible 3.00% convertible subordinated notes	2,945	—	2,945
Shares reserved for conversion of convertible 4.75% convertible subordinated notes	4,433	—	—
Common stock warrants	1	1	1
Common stock related to employee equity awards	1,045	1,835	3,678

	10,656	4,068	9,672

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In May 2009, the FASB issued an accounting standard update, which establishes the accounting for and disclosures of subsequent events. The Company adopted this accounting standard update during the three months ended June 30, 2009. The adoption of this accounting standard update did not have material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 (“ASU 2009-01”), which establishes the FASB Accounting Standards Codification™ as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Company adopted ASU 2009-01 during the three months ended September 30, 2009 and its adoption did not have any significant impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), which amends the use of fair value measures and the related disclosures. ASU 2010-06 requires new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements. ASU 2010-06 is effective for the Company during the three months ended March 31, 2010. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, if any.

2. Acquisitions

Upminster Acquisition

On July 22, 2009, a wholly-owned subsidiary of the Company acquired all of the issued and outstanding share capital of Upminster GmbH, a company which owned a data center and the real estate on which it is situated in Frankfurt, Germany, for a cash payment of $28,208,000, excluding acquisition costs (the “Upminster Acquisition”). The combined company operates under the Equinix name. The Upminster Acquisition was accounted for using the acquisition method. The results of operations for Upminster are not significant to the Company; therefore, the Company does not present its purchase price allocation or pro forma combined results of operations.

Virtu Acquisition

On February 5, 2008, a wholly-owned subsidiary of the Company acquired all of the issued and outstanding share capital of Virtu, a provider of network-neutral data center services in the Netherlands, for a cash payment of $23,345,000, including closing costs (the “Virtu Acquisition”). Under the terms of the Virtu Acquisition, the Company may also pay additional future contingent consideration, which will be payable in the form of up to 20,000 shares of the Company’s common stock and cash of up to 1,500,000 Euros, contingent upon meeting certain pre-determined future annual operating targets from 2008 to 2011 (the 2008 and 2009 targets were not met and, therefore, no accrual was recognized). Such contingent consideration, if paid, will be recorded as additional goodwill. Virtu, a similar business to that of the Company, operated data centers in the Netherlands, and supplements the Company’s existing European operations. The combined company predominantly operates

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the Equinix name. The results of operations for Virtu are not significant to the Company; therefore, the Company does not present its purchase price allocation or pro forma combined results of operations.

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

Fully-diluted shares of IXEurope held by IXEurope’s two top officers, representing 1,974,000 British pounds of the total purchase price, were not exchanged for cash upon closing. Instead, equity awards of the Company’s common stock with a fair value of $4,007,000 were issued to the two top officers of IXEurope and were subject to vesting based on continuous employment through the end of 2008, as well as certain financial performance criteria of the Europe operations (the “IXEurope Equity Compensation”). The IXEurope Equity Compensation was not accounted for as part of the purchase price of IXEurope. Rather, the IXEurope Equity Compensation was expensed into the operations of the Company over the vesting life of such awards. During the second quarter of 2008, the Company entered into agreements with these officers in connection with their resignations and modified these equity awards to accelerate vesting. As a result, the Company recorded an incremental charge of $2,256,000 during the year ended December 31, 2008, which is included in general and administrative expenses in the Company’s accompanying consolidated statements of operations.

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

A total of $428,605,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with the accounting standard related to goodwill and other intangible assets, goodwill is not amortized, is tested for impairment at least annually. Goodwill is not deductible for federal tax purposes under U.S. income tax laws.

Unaudited Pro forma Consolidated Combined Results

The consolidated financial statements of the Company include the operations of IXEurope from September 14, 2007 to December 31, 2007 and reflect the net assets acquired. The following unaudited pro forma combined financial information has been prepared to give effect to the IXEurope Acquisition by the Company using the purchase method of accounting and the related financings, the Common Stock Offering and the sale of 3.00% Convertible Subordinated Notes, to fund this acquisition. The unaudited pro forma combined financial information presents the consolidated results of the Company as if the IXEurope Acquisition and the related financings had been completed as of the beginning of each period presented. This pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the IXEurope Acquisition and the related financings occurred as of January 1, 2007, nor is it necessarily indicative of the future results of operations of the combined company.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the unaudited pro forma consolidated combined result of operations for the year ended December 31, 2007 (in thousands, except per share data):

Revenues	$497,397
Net loss	(21,568)
Basic and diluted earnings per share	(0.67)

3. IBX Acquisitions and Expansions

Although the Company owns certain of its IBX data centers through property acquisitions, the Company leases a majority of its IBX data centers under non-cancellable operating lease agreements. For further information on the Company’s operating lease commitments, see “Operating Lease Commitments” in Note 14 below. For those IBX acquisition and expansion projects not subject to operating lease arrangements, the Company presents the following information for the years ended December 31, 2009 and 2008:

Zurich IBX Expansion Project

In June 2009, an indirect wholly-owned subsidiary of the Company entered into a lease for building space within a multi-floor, multi-tenant building that the Company will convert into its fourth IBX data center in Zurich, Switzerland (the “Zurich Lease” and the “Zurich IBX Expansion Project”). The Zurich Lease has a fixed term of 10 years, with options to extend for up to an additional 10 years, in five-year increments. Cumulative minimum payments under the Zurich Lease total approximately $8,729,000 (using the exchange rate as of December 31, 2009) over the Zurich Lease term, which does not include any rent obligation for the extension periods. Pursuant to the accounting standards for lessee’s involvement in asset construction and for leasing transactions involving special-purpose entities, the Company is considered the owner of the leased building space during the construction phase due to some specific provisions contained in the Zurich Lease. As a result, during the year ended December 31, 2009, the Company recorded a building asset and a related financing liability (the “Zurich IBX Building Financing”) totaling approximately $11,470,000 (using the exchange rate as of December 31, 2009).

London IBX Expansion Project

In October 2008, an indirect wholly-owned subsidiary of the Company entered into an agreement for lease for property and a warehouse building to be constructed for the Company in the London, England metro area (the “Agreement for Lease”). The Agreement for Lease provides for the completion of a warehouse building within a specified time and the entry into a definitive lease (the “Lease”) upon its completion. The Lease will have a term of 20 years, with the Company’s option to terminate after 15 years upon six months’ prior notice, and a total cumulative rent obligation of approximately $40,259,000 (using the exchange rate as of December 31, 2009) over the first 15 years of the Lease. On the fifteenth anniversary of the Lease, the rent can be reviewed and adjusted to market rents, as set out in the Lease. The Company expects to enter into the Lease in approximately February 2010. In January 2009, the landlord commenced construction of the building that the Company will ultimately lease. Pursuant to the accounting standards for lessee’s involvement in asset construction and for leasing transactions involving special-purpose entities, the Company is considered the owner of the building during the construction phase. As a result, the Company will be recording a building asset during the construction period and a related financing liability (the “London IBX Building Financing”), while the underlying land will be considered an operating lease. The building is expected to be completed in February 2010. In connection with the London IBX Building Financing, the Company recorded a building asset and a corresponding financing obligation liability totaling approximately $14,003,000 (using the exchange rate as of December 31, 2009), representing the estimated percentage-of-completion of the building as of December 31, 2009.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Paris IBX Expansion Project

In September 2008, the Company entered into a capital lease for a space within a warehouse building in the Paris, France metro area adjacent to one of its existing Paris IBX data centers, which will become the Company’s third IBX data center in the Paris metro area (the “Paris IBX Expansion Project”). The Company took possession of this property in the fourth quarter of 2008, and as a result, recorded a property, plant and equipment asset, as well as a capital lease obligation, totaling 28,137,000 Euros or approximately $39,311,000 (the “Paris IBX Capital Lease”) . Monthly payments under the Paris IBX Capital Lease , which commence in April 2009, will be made through September 2020 at an effective interest rate of 7.43% per annum (see Note 9).

Sydney IBX Expansion Project

In January 2008, the Company entered into a long-term lease for a new building located adjacent to its existing Sydney IBX data center and at the same time terminated the existing lease for the Company’s original Sydney IBX data center by incorporating it into the new lease. The Company extended the original lease term for an additional seven years in a single, revised lease agreement for both buildings (collectively, the “Building”). Cumulative minimum payments under this lease total 18,260,000 Australian dollars, or approximately $14,500,000, of which 12,202,000 Australian dollars, or approximately $9,700,000, is incremental to the previous lease. Payments are due monthly and commenced in January 2008. As a result of the Company significantly altering the Building’s footprint in order to meet the Company’s IBX data center needs, the Company followed the accounting standard for the effect of lessee involvement in asset construction. Pursuant to this standard, the Building is considered a financed asset (the “Sydney IBX Building Financing”) and subject to a ground lease for the underlying land, which is considered an operating lease. Pursuant to the Sydney IBX Building Financing, the Company recorded the Building asset and a corresponding financing obligation liability totaling 5,805,000 Australian dollars (or approximately $4,600,000) in January 2008. Monthly payments under the Sydney IBX Building Financing, which commenced in January 2008, are payable through December 2022, at an effective interest rate of approximately 7.90% per annum.

4. Gains on Asset Sales

EMS Sale

In December 2007, the Company sold its Equinix mail service (“EMS”) offering located in Singapore for cash gross proceeds of $1,657,000 (the “EMS Sale”) in a related party transaction (see Note 14) resulting in a gain of $1,338,000. EMS was a service offering unique to Singapore and was acquired by the Company in its acquisition of i-STT Pte Ltd on December 31, 2002; however, it was not considered a core service offering for the Company and the sale enables the Company to focus on its core IBX service offerings in Singapore.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Balance Sheet Components

Cash, Cash Equivalents and Short-Term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following as of (in thousands):

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency obligations	$437,764	$162	$(3)	$437,923
Cash and money markets	147,059	—	—	147,059
Corporate bonds	12,400	203	—	12,603
Asset-backed securities	5,543	134	(4)	5,673
Other securities	1,108	1	—	1,109

Total available-for-sale securities	603,874	500	(7)	604,367
Less amounts classified as cash and cash equivalents	(346,059)	—	3	(346,056)

Total securities classified as investments	257,815	500	(4)	258,311
Less amounts classified as short-term investments	(248,300)	(208)	—	(248,508)

Total long-term investments	$9,515	$292	$(4)	$9,803

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency obligations	$130,672	$344	$(14)	$131,002
Cash and money markets	112,208	—	—	112,208
Reserve (see below)	9,250	—	—	9,250
Corporate bonds	35,046	35	(546)	34,535
Asset-backed securities	17,970	53	(299)	17,724
Certificates of deposits	2,000	5	—	2,005
Other securities	1,199	22	—	1,221

Total available-for-sale securities	308,345	459	(859)	307,945
Less amounts classified as cash and cash equivalents	(220,207)	—	—	(220,207)

Total securities classified as investments	88,138	459	(859)	87,738
Less amounts classified as short-term investments	(42,132)	(135)	155	(42,112)

Total long-term investments	$46,006	$324	$(704)	$45,626

As of December 31, 2009 and 2008, cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less. The maturities of securities classified as short-term investments were one year or less as of December 31, 2009 and 2008. The maturities of securities classified as long-term investments were greater than one year and less than three years as of December 31, 2009 and 2008.

During the year ended December 31, 2008, the Company recorded a $1,527,000 other-than-temporary impairment loss, which is included in the Company’s accompanying consolidated statements of operations,

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resulting from its investments in the Reserve Primary Fund (the “Reserve”), a money market fund that suffered a decline in its Net Asset Value (“NAV”) of below $1 per share when the Reserve valued its exposure to investments held in Lehman Brothers Holdings, Inc. (“Lehman Brothers”) at zero. The Reserve held investments in commercial paper and short term-notes issued by Lehman Brothers, which filed for Chapter 11 bankruptcy protection in September 2008. During the year ended December 31, 2008, the Company issued a redemption notice to redeem in full all of its holdings with the Reserve and received distributions totaling $40,163,000. As of December 31, 2008, the funds held by the Reserve with a fair value totaling $9,250,000 remained outstanding. During the year ended December 31, 2009, the Company recorded an additional $2,590,000 of other-than-temporary impairment loss in connection with its investments in the Reserve, which is included in the Company’s accompanying consolidated statements of operations. During the year ended December 31, 2009, the Company had received outstanding funds held by the Reserve and as of December 31, 2009, the Company had no amounts remaining outstanding on its consolidated balance sheet for the Reserve. However, if the Company receives any further distributions from the Reserve, the Company will record recoveries of other-than-temporary impairment loss in its consolidated statement of operations in the period in which any proceeds are received. In January 2010, the Company received an additional distribution of $3,420,000 from the Reserve (see Note 18).

Effective April 1, 2009, the Company adopted an accounting standard update for the recognition and disclosure of other-than-temporary impairments of investments. As a result of this adoption, the Company reclassified previously-recorded other-than-temporary impairment loss in connection with its investment in the Reserve from interest income to other-than-temporary impairment loss on investments in the Company’s accompanying consolidated statements of operations. The other-than-temporary impairment losses that the Company recorded during the years ended December 31, 2008 and 2009 as described above were entirely credit losses with nothing required to be reclassified from earnings to accumulated other comprehensive income (loss) for non-credit portions in either period.

As of December 31, 2009, the Company’s net unrealized gains (losses) on its available-for-sale securities were comprised of the following (in thousands):

	Unrealized gains	Unrealized losses	Net unrealized gain (losses)
Cash and cash equivalents	$—	$(3)	$(3)
Short-term investments	208	—	208
Long-term investments	292	(4)	288

	$500	$(7)	$493

None of the securities held at December 31, 2009 were other-than-temporarily impaired.

While certain marketable securities carry unrealized losses, the Company expects that it will receive both principal and interest according to the stated terms of each of the securities and that the decline in market value is primarily due to changes in the interest rate environment from the time the securities were purchased as compared to interest rates at December 31, 2009.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value and gross unrealized losses related to six available-for-sale securities with an aggregate cost basis of $189,644,000, aggregated by type of investment and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2009 (in thousands):

	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or more
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government and agency obligations	$188,999	$(3)	$—	$—
Asset-backed securities	—	—	638	(4)

	$188,999	$(3)	$638	$(4)

While the Company does not believe it holds investments that are other-than-temporarily impaired and believes that the Company’s investments will mature at par, as of December 31, 2009, the Company’s investments are subject to the currently adverse market conditions. If market conditions were to deteriorate, the Company could sustain other-than-temporary impairments to its investment portfolio which could result in additional realized losses being recorded in interest income, net or securities markets could become inactive which could affect the liquidity of the Company’s investments. As securities mature, the Company has reinvested the proceeds in U.S. government securities, such as Treasury bills and Treasury notes, of a short-term duration and lower yield in order to meet its capital expenditure requirements. As a result, the Company expects to recognize lower interest income in future periods.

As of December 31, 2008, the Company’s net unrealized gains (losses) on its available-for-sale securities were comprised of the following (in thousands):

	Unrealized gains	Unrealized losses	Net unrealized losses
Short-term investments	$135	$(155)	$(20)
Long-term investments	324	(704)	(380)

	$459	$(859)	$(400)

The following table summarizes the fair value and gross unrealized losses related to 63 available-for-sale securities with an aggregate cost basis of $87,136,000, aggregated by type of investment and length of time that individual securities have been in continuous unrealized loss position, as of December 31, 2008 (in thousands):

	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or more
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government and agency obligations	$43,925	$(12)	$—	$—
Corporate bonds	27,537	(548)	—	—
Asset-backed securities	14,816	(299)	—	—

	$86,278	$(859)	$—	$—

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

Accounts receivable, net, consisted of the following as of December 31 (in thousands):

	2009	2008
Accounts receivable	$126,122	$119,030
Unearned revenue	(59,635)	(50,964)
Allowance for doubtful accounts	(1,720)	(2,037)

	$64,767	$66,029

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

Additions (reductions) to the allowance for doubtful accounts were approximately ($15,000), $1,582,000 and $94,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Charges (recoveries) against the allowance were approximately $302,000, ($9,000) and ($79,000), respectively, for the years ended December 31, 2009, 2008 and 2007.

Other Current Assets

Other current assets consisted of the following as of December 31 (in thousands):

	2009	2008
Prepaid expenses	$10,277	$9,550
Taxes receivable	7,081	3,434
Foreign currency forward contract receivable	498	377
Other receivables	2,083	1,280
Other current assets	1,795	586

	$21,734	$15,227

Property, Plant and Equipment

Property, plant and equipment consisted of the following as of December 31 (in thousands):

	2009	2008
IBX plant and machinery	$925,360	$651,820
Leasehold improvements	552,548	472,872
Buildings	277,247	196,009
Site improvements	231,437	217,200
IBX equipment	175,030	147,832
Computer equipment and software	85,472	74,179
Land	84,681	48,950
Furniture and fixtures	11,428	9,866
Construction in progress	243,129	277,208

	2,586,332	2,095,936
Less accumulated depreciation	(778,217)	(603,106)

	$1,808,115	$1,492,830

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $87,138,000 and $80,239,000 at December 31, 2009 and 2008, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $22,381,000 and $11,734,000 as of December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, the Company had accrued property, plant and equipment expenditures of $109,876,000 and $89,518,000, respectively. The Company’s planned capital expenditures during 2010 in connection with recently acquired IBX properties and expansion efforts are substantial. For further information, refer to “Other Purchase Commitments” in Note 14.

Goodwill and Other Intangibles

Goodwill and other intangible assets, net, consisted of the following as of December 31 (in thousands):

	2009	2008
Goodwill:
Europe	$362,569	$324,674
Asia-Pacific	18,481	18,155

	381,050	342,829

Other intangibles:
Intangible asset—customer contracts	63,957	58,605
Intangible asset—leases	4,690	4,349
Intangible asset—others	1,630	755

	70,277	63,709
Accumulated amortization	(19,262)	(12,791)

	51,015	50,918

	$432,065	$393,747

Changes in the carrying amount of goodwill by geographic regions are as follows (in thousands):

	Europe	Asia-Pacific	Total
Balance at December 31, 2007	$424,916	$18,010	$442,926
Virtu acquisition	18,263	—	18,263
Impact of foreign currency exchange	(118,505)	145	(118,360)

Balance at December 31, 2008	324,674	18,155	342,829
Upminster acquisition	4,232	—	4,232
Impact of foreign currency exchange	33,663	326	33,989

Balance at December 31, 2009	$362,569	$18,481	$381,050

The Company’s goodwill and intangible assets in Europe, denominated in British pounds and Euros, and goodwill in Asia-Pacific, denominated in Singapore dollars, are subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses, including goodwill and other intangibles, are a component of other comprehensive income and loss.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2009, 2008 and 2007, the Company recorded amortization expense of $5,555,000, $6,868,000 and $2,452,000, respectively, associated with its other intangible assets. Estimated future amortization expense related to these intangibles is as follows (in thousands):

Year ending:
2010	$5,808
2011	5,714
2012	5,697
2013	5,697
2014	5,697
2015 and thereafter	22,402

Total	$51,015

Other Assets

Other assets consisted of the following as of December 31 (in thousands):

	2009	2008
Deposits	$28,032	$21,485
Debt issuance costs, net	19,762	16,216
Prepaid expenses	3,247	3,874
Restricted cash	3,021	14,934
Other assets	1,047	1,285

	$55,109	$57,794

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of December 31 (in thousands):

	2009	2008
Accounts payable	$14,874	$18,325
Accrued compensation and benefits	35,809	22,135
Accrued taxes	14,508	8,640
Accrued utilities and security	13,526	10,327
Accrued interest	6,235	5,962
Accrued professional fees	4,657	2,741
Accrued other	9,444	6,187

	$99,053	$74,317

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Current Liabilities

Other current liabilities consisted of the following as of December 31 (in thousands):

	2009	2008
Deferred installation revenue	$26,319	$22,769
Customer deposits	8,406	5,913
Deferred recurring revenue	2,689	4,434
Accrued restructuring charges	2,043	6,023
Deferred tax liabilities	814	7,342
Foreign currency forward contract payable	—	2,072
Deferred rent	403	495
Interest rate swap payable	—	271
Other current liabilities	492	1,136

	$41,166	$50,455

Other Liabilities

Other liabilities consisted of the following as of December 31 (in thousands):

	2009	2008
Deferred rent, non-current	$34,288	$28,146
Deferred tax liabilities, non-current	25,937	16,531
Deferred installation revenue, non-current	18,228	12,083
Asset retirement obligations	17,710	12,264
Interest rate swap payable, non-current	8,496	10,631
Customer deposits, non-current	5,813	6,108
Deferred recurring revenue, non-current	5,160	6,180
Accrued restructuring charges, non-current	3,876	7,288
Other liabilities	1,095	864

	$120,603	$100,095

The Company currently leases the majority of its IBX data centers and certain equipment under non-cancelable operating lease agreements expiring through 2027 (see “Other Purchase Commitments” in Note 14). The IBX data center lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated rent expense abatement periods to better match the phased build-out of its centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent.

6. Derivative and Hedging Instruments

The Company follows the accounting standard for derivatives and hedging in its accounting for derivatives and hedging activities. The Company employs interest rate swaps to partially offset its exposure to variability in interest payments due to fluctuations in interest rates for certain of its variable-rate debt. To assess effectiveness, the Company uses a regression analysis. The extent to which a hedging instrument has been and is expected to continue to be effective at achieving offsetting changes in cash flows is assessed and documented at least quarterly. Any ineffectiveness is reported in current-period earnings. If it is determined that a derivative is not highly effective at

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hedging the designated exposure, hedge accounting is discontinued. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income (loss) and recognized in the consolidated statements of operations when the hedged cash flows affect earnings. The ineffective portions of cash flow hedges are immediately recognized in earnings. If the hedge relationship is terminated, then the change in fair value of the derivative recorded in other comprehensive income (loss) is recognized in earnings when the cash flows that were hedged occur, consistent with the original hedge strategy. For hedge relationships discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related derivative amounts recorded in other comprehensive income (loss) are immediately recognized in earnings. The Company has no fair value hedges. The Company does not use derivatives for speculative or trading purposes. The Company employs foreign currency forward contracts to partially offset its business exposure to foreign exchange risk for certain existing foreign currency-denominated assets and liabilities.

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

In May 2008, the Company entered into several interest rate swaps in order to minimize variability related to its variable-rate Chicago IBX Financing and European Financing (see Note 9). The Company’s two existing interest rate swaps acquired in the IXEurope Acquisition expired in August 2009.

As of December 31, 2009, the Company had a total of four outstanding interest rate swap instruments with expiration dates ranging from February 2011 to May 2011 as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated Loss (2)
Liabilities:
European Financing interest rate swaps	$89,065	$(5,117)	$(5,023)
Chicago IBX Financing interest rate swap	105,000	(3,379)	(3,379)

	$194,065	$(8,496)	$(8,402)

(1)	Included in the consolidated balance sheets within other liabilities.
(2)	Included in the consolidated balance sheets within accumulated other comprehensive income (loss).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, the Company had a total of six outstanding interest rate swap instruments with expiration dates ranging from August 2009 to May 2011 as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated Loss (2)
Liabilities:
European Financing interest rate swaps	$101,018	$(5,930)	$(6,038)
Chicago IBX Financing interest rate swap	105,000	(4,972)	(4,972)

	$206,018	$(10,902)	$(11,010)

(1)	Included in the consolidated balance sheets within other current liabilities and other liabilities.
(2)	Included in the consolidated balance sheets within accumulated other comprehensive income (loss).

The Company designated all existing interest rate swaps as highly effective hedge relationships at achieving offsetting changes in cash flows as of December 31, 2009 and 2008 with an insignificant amount of ineffectiveness recorded in interest expense on the accompanying consolidated statements of operations.

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

The Company has not designated the foreign currency forward contracts as hedging instruments under the accounting standard for derivatives and hedging. Gains and losses on these contracts are included in other income (expense), net, along with those foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward contracts. The Company entered into various foreign currency forward contracts during the years ended December 31, 2009 and 2008. As of December 31, 2009, the Company had gross assets totaling $504,000 and gross liabilities totaling $6,000 representing the fair values of these foreign currency forward contracts. The Company recorded its foreign currency forward contracts, net, by counter party, within other current assets. During the year ended December 31, 2009, the Company recognized a net gain of $365,000 in connection with its foreign currency forward contracts, which is reflected in other income (expense) on the accompanying consolidated statement of operations. As of December 31, 2008, the Company had gross assets totaling $447,000 and gross liabilities totaling $2,142,000 representing the fair values of these foreign currency forward contracts. During the year ended December 31, 2008, the Company recognized a net gain of $7,835,000 in connection with its foreign currency forward contracts, which is reflected in other income (expense) on the accompanying consolidated statement of operations. During the year ended December 31, 2007, the Company entered into foreign currency forward contracts to purchase 265,156,000 British pounds at an average forward rate of 2.020007, or the equivalent of $535,617,000, for purposes of hedging a portion of the purchase price of the IXEurope Acquisition. Upon cash payment, the Company recorded a foreign exchange gain of $1,494,000 during the year ended December 31, 2007, which is reflected within other income (expense) on the Company’s accompanying consolidated statements of operations.

7. Fair Value Measurements

The Company follows the accounting standard for fair value measurements, which establishes a fair value hierarchy to prioritize the inputs used in valuation techniques to increase consistency and comparability in fair

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value measurements. There are three levels to the fair value hierarchy of inputs to fair value (Level 1 being the highest priority and Level 3 being the lowest priority) as follows:

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

In January 2009, the Company adopted the accounting standard for the measurement of fair value for nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. These include:

•	Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent reporting periods;

•	Reporting units and nonfinancial assets and nonfinancial liabilities measured at fair value for goodwill impairment test;

•	Indefinite-lived intangible assets measured at fair value for impairment assessment;

•	Nonfinancial long-lived assets or asset groups measured at fair value for impairment assessment or disposal;

•	Asset retirement obligations initially measured at fair value but not subsequently measured at fair value; and

•	Nonfinancial liabilities associated with exit or disposal activities initially measured at fair value but not subsequently measured at fair value.

During the year ended December 31, 2009, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.

During the year ended December 31, 2009, there were no impairment charges recorded in connection with the Company’s goodwill and long-lived assets. The Company performs impairment tests of its goodwill at least annually (or whenever events or circumstances indicate a triggering event has occurred indicating that the carrying amount of the asset may not be recoverable). Goodwill attributed to the Company’s Europe reporting unit was tested for impairment in the third quarter of 2009 and goodwill attributed to the Company’s Asia-Pacific reporting unit was tested in the fourth quarter of 2009 (see Note 1). The Company performs impairment tests for its long-lived assets, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2009, the Company recorded new asset retirement obligations and recorded a reduction to its restructuring charge, which include measurements of fair value on a non-recurring basis; however, the amounts for both of these items were not significant.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2009, the Company adopted an accounting standard update for determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. This adoption did not have any significant impact on the Company’s consolidated financial statements.

In September 2009, the Company adopted Accounting Standard Update No. 2009-05 (“ASU 2009-05”), which clarifies how to measure the fair value of liabilities in circumstances when a quoted price in an active market for the identical liability is not available. This adoption did not have any significant impact on the Company’s consolidated financial statements.

The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2009 were as follows (in thousands):

	Fair value at December 31, 2009	Fair value measurement using
		Level 1	Level 2	Level 3
Assets:
U.S. government and agency obligations	$437,923	$—	$437,923	$—
Cash and money markets	147,059	147,059	—	—
Corporate bonds	12,603	—	12,603	—
Asset-backed securities	5,543	—	5,543	—
Other securities	1,109	—	1,109	—
Derivative assets (1)	498	—	498	—

	$604,735	$147,059	$457,676	$—

Liabilities:
Derivative liabilities (2)	(8,496)	—	(8,496)	—

	$(8,496)	$—	$(8,496)	$—

(1)	Included in the consolidated balance sheets within other current assets.
(2)	Included in the consolidated balance sheets within other liabilities.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2008 were as follows (in thousands):

	Fair value at December 31, 2008	Fair value measurement using
		Level 1	Level 2	Level 3
Assets:
U.S. government and agency obligations	$131,002	$—	$131,002	$—
Cash and money markets	112,208	112,208	—	—
Reserve fund	9,250	—	—	9,250
Corporate bonds	34,535	—	34,535	—
Asset-backed securities	17,724	—	17,724	—
Certificates of deposits	2,005	—	2,005	—
Other securities	1,221	—	1,221	—
Derivative assets (1)	377	—	377	—

	$308,322	$112,208	$186,864	$9,250

Liabilities:
Derivative liabilities (2)	(12,974)	—	(12,974)	—

	$(12,974)	$—	$(12,974)	$—

(1)	Included in the consolidated balance sheets within other current assets.
(2)	Included in the consolidated balance sheets within other current liabilities and other liabilities.

The fair value of the Company’s investments in available-for-sale money market funds approximates their face value. Such instruments are included in cash equivalents. These instruments include available-for-sale debt investments related to the Company’s investments in the securities of other public companies, governmental units and other agencies. The fair value of these investments is based on the quoted market price of the underlying shares. However, the Company recorded an other-than-temporary impairment loss of $1,527,000 during the year ended December 31, 2008 on funds held by the Reserve money market fund, whose carrying value of $50,940,000 was in excess of fair value of $49,422,000, of which $9,250,000 remained outstanding at December 31, 2008. The Company recorded an additional $2,590,000 of other-than-temporary impairment loss on these funds during the year ended December 31, 2009. The money market funds held in the Reserve, originally classified within Level 1 of the fair value hierarchy, were reclassified to Level 3 of the fair value hierarchy in September 2008. The other-than-temporary impairment losses of $1,527,000 and $2,590,000, respectively, for the years ended December 31, 2008 and 2009 is reflected in other-than-temporary impairment loss on investments on the accompanying consolidated statements of operations.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of the activities of the Company’s Level 3 financial assets measured at fair value for the two year ended December 31, 2009 (in thousands):

Balance at December 31, 2007	$—
Transfers from Level 1	50,940
Net realized losses (1)	(1,527)
Settlements	(40,163)

Balance at December 31, 2008	$9,250
Net realized losses (1)	(2,590)
Settlements	(6,660)

Balance at December 31, 2009	$—

(1)	Included in the consolidated statements of operations within other-than-temporary impairment loss on investments.

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

The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. However, the Reserve experienced a decline in its fair value as a result of its exposure to investments held in Lehman Brothers which filed for Chapter 11 bankruptcy protection in September 2008. The Company recorded a loss on its investments in the Reserve and each of the individual securities which comprise the holdings in the Reserve was further evaluated. During the year ended December 31, 2008, the Company re-designated its investment in the Reserve from cash and cash equivalents to short-term investments. This re-designation was included in purchases of investments in investing activities in the Company’s accompanying consolidated statements of cash flows. The Company conducted its fair value assessment of the Reserve using Level 2 and Level 3 inputs. Management reviewed the Reserve’s underlying securities portfolio which is substantially comprised of discount notes, certificates of deposit and commercial paper issued by highly-rated institutions. Management evaluated the fair value of its unit interest in the Reserve itself, considering risk of collection, timing and other factors. These assumptions were inherently subjective and involved significant management judgment. As a result, during the year ended December 31, 2008, the Company classified its holdings in the Reserve within Level 3 of the fair value hierarchy.

The Company considers each category of investments held to be an asset group. The asset groups held at December 31, 2009 and 2008 were primarily U.S. government and agency securities, money market funds, corporate bonds and asset-backed securities. The Company’s fair value assessment includes an evaluation by each of these securities held for sale, all of which continue to be classified within Level 2 of the fair value hierarchy.

The types of instruments valued based on other observable inputs include available-for-sale debt investments in other public companies, governmental units and other agencies. Such instruments are generally classified within Level 2 of the fair value hierarchy.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-Term and Long-Term Investments. The Company uses the specific identification method in computing realized gains or losses. Except for the Reserve, which was carried at its adjusted cost and none was outstanding as of December 31, 2009, short-term and long-term investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income or loss, net of any related tax effect. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades over an extended period of time. The Company determined that these quoted market prices qualify as Level 1 and Level 2.

Derivative Assets and Liabilities. In determining the fair value of the Company’s interest rate swap derivatives, the Company uses the present value of expected cash flows based on observable market interest rate curves and volatilities commensurate with the term of each instrument and the credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the counterparty’s nonperformance risk. For foreign currency derivatives, the Company’s approach is to use forward contract and option valuation models employing market observable inputs, such as spot currency rates, time value and option volatilities and adjust for the credit default swap market. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit risk valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2009 and 2008, the Company had assessed the significance of the impact of the credit risk valuation adjustments on the overall valuation of its derivative positions and had determined that the credit risk valuation adjustments were not significant to the overall valuation of its derivatives. Therefore, they are categorized as Level 2.

8. Convertible Debt

The Company’s convertible debt consisted of the following as of December 31 (in thousands):

	2009	2008
Convertible Subordinated Debentures	$—	$19,150
2.50% Convertible Subordinated Notes	250,000	250,000
3.00% Convertible Subordinated Notes	395,986	395,986
4.75% Convertible Subordinated Notes	373,750	—

	1,019,736	665,136
Less amount representing debt discount	(126,030)	(37,476)

	893,706	627,660
Less current portion	—	(19,150)

	$893,706	$608,510

Convertible Subordinated Debentures

In February 2004, the Company issued $86,250,000 principal amount of 2.5% Convertible Subordinated Debentures due February 15, 2024 (the “Convertible Subordinated Debentures”). Interest was payable semi-annually, in arrears, on February 15th and August 15th of each year.

The Convertible Subordinated Debentures were governed by the Indenture dated February 11, 2004, between the Company, as issuer, and U.S. Bank National Association, as trustee (the “Convertible Subordinated Debentures Indenture”). The Convertible Subordinated Debentures Indenture did not contain any financial

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company. The Convertible Subordinated Debentures were unsecured and rank junior in right of payment to the Company’s existing or future senior debt. The Convertible Subordinated Debentures were convertible into shares of the Company’s common stock. Each $1,000 principal amount of Convertible Subordinated Debentures was convertible into 25.3165 shares of the Company’s common stock. This represented an initial conversion price of approximately $39.50 per share of common stock.

During the year ended December 31, 2007, the Company entered into agreements with the holders (“Holder or Holders”) of $54,000,000 of its Convertible Subordinated Debentures, pursuant to which the Company agreed to exchange an aggregate of 1,367,090 newly issued shares of its common stock for such Holders’ Convertible Subordinated Debentures (the “Convertible Subordinated Debentures’ Partial Conversion”). Each Holder received cash consideration equal to accrued and unpaid interest through the redemption date totaling $110,000, as well as the present value of future interest due through February 15, 2009 and an incremental fee, totaling $3,395,000 (the “Inducement Fee”). The Company recognized a loss on debt conversion totaling $3,395,000 as a result of the Convertible Subordinated Debentures’ Partial Conversion in accordance with the accounting standard for induced conversions of convertible debt, due to the inducement fee. As a result of the Convertible Subordinated Debentures’ Partial Conversion, a net of $53,229,000 was credited to stockholders’ equity during the year ended December 31, 2007.

During the year ended December 31, 2008, certain holders of the Convertible Subordinated Debentures converted $13,100,000 principal amount of their Convertible Subordinated Debentures into 331,644 newly issued shares of our common stock.

During the year ended December 31, 2009, the Company entered into agreements with the holders of the remaining $19,150,000 of the Convertible Subordinated Debentures to exchange an aggregate of 484,809 newly issued shares of the Company’s common stock to settle the Convertible Subordinated Debentures. As of December 31, 2009, there were no Convertible Subordinated Debentures outstanding.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The initial conversion rate is 8.9259 shares of common stock per $1,000 principal amount of 2.50% Convertible Subordinated Notes, subject to adjustment. This represents an initial conversion price of approximately $112.03 per share of common stock. Holders of the 2.50% Convertible Subordinated Notes may convert their notes at any time prior to the close of business on the business day immediately preceding the maturity date under the following circumstances:

•

during any fiscal quarter (and only during that fiscal quarter) ending after June 30, 2007, if the sale price of the Company’s common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than 130% of the conversion price per share of common stock on such last trading day, which was $145.64 per share as of December 31, 2009 (the “Stock Price Condition Conversion Clause”);

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

Upon conversion, due to the conversion formulas associated with the 2.50% Convertible Subordinated Notes, if the Company’s stock is trading at levels exceeding 130% of the conversion price per share of common stock, and if the Company elects to pay any portion of the consideration in cash, additional consideration beyond the $250,000,000 of gross proceeds received would be required. However, in no event would the total number of shares issuable upon conversion of the 2.50% Convertible Subordinated Notes exceed 11.6036 per $1,000 principal amount of Convertible Subordinated Notes, subject to anti-dilution adjustments, or the equivalent of $86.18 per share of common stock or a total of 2,900,900 shares of the Company’s common stock. As of December 31, 2009, the 2.50% Convertible Subordinated Notes were convertible into 2,231,475 shares of the Company’s common stock.

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

The Company may only redeem all or a portion of the 2.50% Convertible Subordinated Notes at any time after April 16, 2010 for cash but only if the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days immediately prior to the day the Company gives notice of redemption is greater than 130% of the applicable conversion price per share of common stock on the date of the notice, which was $145.64 per share as of December 31, 2009. The redemption price will equal 100% of the principal amount of the 2.50% Convertible Subordinated Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2009, the Company adopted a FASB standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This FASB standard specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company’s 2.50% Convertible Subordinated Notes fall within the scope of this FASB standard due to the Company’s ability to elect to repay the 2.50% Convertible Subordinated Notes in cash. This FASB standard did not impact the Company’s other convertible debt instruments that were outstanding as of January 1, 2009. This accounting standard was applied retrospectively.

The Company has determined that the embedded conversion option in the 2.50% Convertible Subordinated Notes is not required to be separately accounted for as a derivative under the accounting standard for derivatives and hedging. Under the FASB standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), the Company separated the 2.50% Convertible Subordinated Notes into a liability component and an equity component. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds ascribed to the 2.50% Convertible Subordinated Notes as a whole. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification as prescribed in the accounting standard for derivative financial instruments indexed to, and potentially settled in, an entity’s own common stock and the accounting standard for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Issuance and transaction costs incurred at the time of the issuance of the 2.50% Convertible Subordinated Notes with third parties are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The 2.50% Convertible Subordinated Notes consisted of the following as of December 31 (in thousands):

	2009	2008
Equity component (1)	$52,263	$52,263

Liability component :
Principal	$250,000	$250,000
Less: debt discount, net (2)	(27,057)	(37,476)

Net carrying amount	$222,943	$212,524

(1)	Included in the consolidated balance sheets within additional paid-in capital.
(2)	Included in the consolidated balance sheets within convertible debt and is amortized over the remaining life of the 2.50% Convertible Subordinated Notes.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, the remaining life of the 2.50% Convertible Subordinated Notes was 2.29 years.

The following table sets forth total interest expense recognized related to the 2.50% Convertible Subordinated Notes during the year ended December 31 (in thousands):

	2009	2008
Contractual interest expense	$6,250	$6,250
Amortization of debt issuance costs	1,244	1,252
Amortization of debt discount	10,418	9,656

Total interest expense	$17,912	$17,158

Effective interest rate of the liability component	8.37%	8.37%

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

Holders of the 3.00% Convertible Subordinated Notes may convert their notes at their option on any day up to and including the business day immediately preceding the maturity date into shares of the Company’s common stock. The base conversion rate is 7.436 shares of common stock per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to adjustment. This represents a base conversion price of approximately $134.48 per share of common stock. If, at the time of conversion, the applicable stock price of the Company’s common stock exceeds the base conversion price, the conversion rate will be determined pursuant to a formula resulting in the receipt of up to 4.4616 additional shares of common stock per $1,000 principal amount of the 3.00% Convertible Subordinated Notes, subject to adjustment. However, in no event would the total number of shares issuable upon conversion of the 3.00% Convertible Subordinated Notes exceed 11.8976 per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to anti-dilution adjustments, or the equivalent of $84.05 per share of the Company’s common stock or a total of 4,711,283 shares of the Company’s common stock. As of December 31, 2009, the 3.00% Convertible Subordinated Notes were convertible into 2,944,551 shares of the Company’s common stock.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has considered the accounting standard for debt with conversion and other options and for derivatives and hedging and has determined that the 3.00% Convertible Subordinated Notes do not contain a beneficial conversion feature as the fair value of the Company’s common stock on the date of issuance was less than the initial conversion price outlined in the agreement.

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

The initial conversion rate is 11.8599 shares of common stock per $1,000 principal amount of 4.75% Convertible Subordinated Notes, subject to adjustment. This represents an initial conversion price of approximately $84.32 per share of common stock. Holders of the 4.75% Convertible Subordinated Notes may convert their notes at any time prior to the close of business on the business day immediately preceding the maturity date under the following circumstances:

•

during any fiscal quarter (and only during that fiscal quarter) ending after December 31, 2009, if the sale price of the Company’s common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than 130% of the conversion price per share of common stock on such last trading day, which was $109.62 per share (the “Stock Price Condition Conversion Clause”);

•

subject to certain exceptions, during the five business day period following any 10 consecutive trading day period in which the trading price of the 4.75% Convertible Subordinated Notes for each day of such period was less than 98% of the product of the sale price of the Company’s common stock and the conversion rate (the “4.75% Convertible Subordinated Notes Parity Provision Clause”);

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

upon the occurrence of specified corporate transactions described in the 4.75% Convertible Subordinated Notes Indenture, such as a consolidation, merger or binding share exchange in which the Company’s common stock would be converted into cash or property other than securities (the “Corporate Action Provision Clause”); or

•	at any time on or after March 15, 2016.

Upon conversion, if the Company elected to pay a sufficiently large portion of the conversion obligation in cash, additional consideration beyond the $373,750,000 of gross proceeds received would be required. As of December 31, 2009, the 4.75% Convertible Subordinated Notes were convertible into 4,432,638 shares of the Company’s common stock.

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

Under a FASB standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), the Company separated the 4.75% Convertible Subordinated Notes into a liability component and an equity component. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds ascribed to the 4.75% Convertible Subordinated Notes as a whole. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification as prescribed in the accounting standard for derivative financial instruments indexed to, and potentially settled in, an entity’s own common stock and the accounting standard for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Issuance and transaction costs incurred at the time of the issuance of the 4.75% Convertible Subordinated Notes with third parties are allocated to the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. Debt issuance costs related to the 4.75% Convertible Subordinated Notes, net of amortization, were $6,604,000 as of December 31, 2009 and equity issuance costs were $2,796,000. Additionally, the Company recorded a deferred tax liability of $21,998,000 in connection with the 4.75% Convertible Subordinated Notes and the Capped Call (see below). The 4.75% Convertible Subordinated Notes consisted of the following as of December 31 (in thousands):

2009
Equity component (1)	$104,794

Liability component :
Principal	$373,750
Less: debt discount, net (2)	(98,973)

Net carrying amount	$274,777

(1)	Included in the consolidated balance sheets within additional paid-in capital.
(2)	Included in the consolidated balance sheets within convertible debt and is amortized over the remaining life of the 4.75% Convertible Subordinated Notes.

As of December 31, 2009, the remaining life of the 4.75% Convertible Subordinated Notes was 6.5 years.

The following table sets forth total interest expense recognized related to the 4.75% Convertible Subordinated Notes for the year ended December 31 (in thousands):

2009
Contractual interest expense	$9,814
Amortization of debt issuance costs	573
Amortization of debt discount	5,820

$16,207

Effective interest rate of the liability component	10.88%

To minimize the impact of potential dilution upon conversion of the 4.75% Convertible Subordinated Notes, the Company entered into capped call transactions (“the Capped Call”) separate from the issuance of the 4.75% Convertible Subordinated Notes and paid a premium of $49,664,000 for the Capped Call. The Capped Call covers a total of approximately 4,432,638 shares of the Company’s common stock, subject to adjustment. Under the Capped Call, the Company effectively raised the conversion price of the 4.75% Convertible Subordinated Notes from $84.32 to $114.82. Depending upon the Company’s stock price at the time the 4.75% Convertible Subordinated Notes are redeemed, the Capped Call will return up to 1,177,456 shares of the Company’s common stock to the Company; however, the Company will receive no benefit from the Capped Call if the Company’s stock price is $84.32 or lower at the time of conversion and will receive less shares than the 1,177,456 share maximum as described above for share prices in excess of $114.82 at the time of conversion than it would have received at a share price of $114.82 (the Company’s benefit from the Capped Call is capped at $114.82 and the benefit received begins to decrease above this price). In connection with the Capped Call, the Company recorded a $19,000 derivative loss in its consolidated statement of operations for the year ended December 31, 2009, and the remaining $49,645,000 was recorded in additional paid-in capital pursuant to the accounting standard for derivative financial instruments indexed to, and potentially settled in, an entity’s own common stock and the accounting standard for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Non-Convertible Debt

The Company’s non-convertible debt consisted of the following as of December 31 (in thousands):

	2009	2008
European financing	$130,058	$130,981
Chicago IBX financing	109,991	109,991
Mortgage payable	91,756	94,362
Asia-Pacific financing	64,559	87,009
Singapore financing	24,559	—
Netherlands financing	9,311	6,485
Bank of America revolving credit line	—	—
Other note payable	—	9,672

	430,234	438,500
Less current portion	(58,912)	(52,054)

	$371,322	$386,446

European Financing

In September 2007, as a result of the IXEurope Acquisition (see Note 2), a wholly-owned subsidiary of the Company acquired a senior facilities agreement totaling approximately 82,000,000 British pounds, or approximately $132,600,000 (the “European Financing”). The European Financing is comprised of three facilities: (i) Facility A, which was available to draw upon through March 2008, provided for a term loan of up to approximately 40,000,000 British pounds and bears a floating interest rate per annum of between 0.875% and 2.25% above LIBOR or EURIBOR; (ii) Facility B, which was available to draw upon through June 2010, provided for a term loan of up to approximately 40,000,000 British pounds and bears a floating interest rate per annum of between 0.875% and 2.25% above LIBOR or EURIBOR and (iii) Facility C, which is available to draw upon through May 2014, provides for a revolving credit facility of up to approximately 2,000,000 British pounds and bears a floating interest rate per annum of between 0.875% and 2.125% above LIBOR or EURIBOR (collectively, the “Loans Payable”). As of December 31, 2009, the Company had fully utilized Facility A and Facility B under the European Financing. The European Financing has a final maturity date of June 30, 2014 and interest is payable in periods of one, two, three or six months at the election of the Company. Facility A will be repaid in 13 semi-annual installments, which commenced June 30, 2008. Facility B will be repaid in nine semi-annual installments commencing June 30, 2010. Facility C will be repaid at the final maturity date. The European Financing is available to fund the Company’s current or future operations in Europe, including capital expenditures, for certain subsidiaries in Europe and amounts can be drawn in British pounds, Euros or Swiss francs. Loans payable under the European Financing are available to fund certain of the Company’s expansion projects in France, Germany, Switzerland and the United Kingdom. Under the European Financing, the use of cash currently available in these certain European subsidiaries, which was $67,195,000 as of December 31, 2009, is limited to the general working capital needs of these subsidiaries or repaying the European Financing. The European Financing is collateralized by certain of the Company’s assets in Europe and contains several financial covenants specific to the Company’s European operations, with which the Company must comply quarterly. In January 2009, the Company amended certain provisions of the European Financing effective December 31, 2008 related to certain financial covenants and acknowledgment of the appointment of an executive officer in Europe. As of December 31, 2009, the Company was in compliance with all financial covenants in connection with the European Financing. As of December 31, 2009, the European Financing had an approximate blended interest rate of 1.62% per annum.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon a written request from the Company at any time after December 31, 2007 and through the final maturity date, and upon approval by the lenders, an additional term loan of up to approximately 15,000,000 British pounds, or approximately $24,247,000, may be made available to the Company.

The European Financing requires the Company to hedge the floating interest rates inherent in the European Financing (on just a portion of the total amounts outstanding). In May 2008, the Company entered into three interest rate swap agreements to hedge the interest payments on the equivalent principal of $89,065,000 of the European Financing, which will mature in May 2011. Under the terms of the interest rate swap transactions, the Company receives interest payments based on rolling one-month EURIBOR and LIBOR terms and pay fixed interest rates ranging from 5.59% to 7.03% (swap rates ranging from 4.46% to 5.91% plus borrowing margin) (see Note 6).

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

The Loan Payable has an initial maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. In January 2010, the Company utilized one of the options to extend the Loan Payable under the Chicago IBX Financing for one year, which now is set to expire on January 31, 2011. As a result of this extension, the Loan Payable is repaid in monthly installments beginning in February 2010. The Loan Payable bears interest at a floating rate (one, three or six month LIBOR plus 2.75%) with interest payable monthly, which commenced in March 2007. As of December 31, 2009, the Loan Payable had an approximate interest rate of 3.0% per annum. The Chicago IBX Financing has no specific financial covenants and contains a limited parent company guaranty. In January 2010, the Company exercised its option to extend the Chicago IBX Financing for a year, which changes the maturity date to January 31, 2011.

In May 2008, the Company entered into an interest rate swap agreement with one counterparty to hedge the interest payments on principal of $105,000,000 of the Chicago IBX Financing, which will mature in February 2011. Under the terms of the interest rate swap transaction, we receive interest payments based on rolling one-month LIBOR terms and pay fixed interest rate of 6.34% (swap rate of 3.59% plus borrowing margin of 2.75%) (see Note 6).

Mortgage Payable

In December 2005, the Company financed the Ashburn Campus Property Acquisition with a $60,000,000, 8% mortgage to be amortized over 20 years (the “Mortgage Payable”). Payments for the Mortgage Payable are payable monthly, commenced February 2006, and will be payable through January 2026. The Mortgage Payable is collateralized by the Ashburn Campus property and related assets. Pursuant to the terms of the Mortgage Payable, the Company agreed to invest at least $40,000,000 in capital improvements to the Ashburn Campus by December 31, 2007. In December 2006, the Company obtained additional financing of $40,000,000, which increased the total amount financed by the Mortgage Payable from $60,000,000 to $100,000,000, on the same terms as the initial Mortgage Payable. The Company used this additional funding to finance expansion projects in

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Washington, D.C. metro area. The Mortgage Payable has numerous covenants; however, there are no specific financial ratios or minimum operating performance covenants. As of December 31, 2009, the Company was in compliance with all covenants in connection with the Mortgage Payable.

Asia-Pacific Financing

In August 2007, two wholly-owned subsidiaries of the Company, located in Singapore and Tokyo, Japan, entered into an approximately $47,900,000 multi-currency credit facility agreement (the “Asia-Pacific Financing”), which is comprised of 23,000,000 Singapore dollars and 2,932,500,000 Japanese yen, respectively. During the year ended December 31, 2008, the Asia-Pacific Financing was amended to also enable our subsidiaries in Australia and Hong Kong to borrow up to 32,000,000 Australian dollars and 156,000,000 Hong Kong dollars, respectively, under the same general terms, amending the Asia-Pacific Financing into an approximately $96,700,000 multi-currency credit facility agreement. The Asia-Pacific Financing has a four-year term that allows these four subsidiaries to borrow up to their credit limits during the first 12-month period with repayment to occur over the remaining three years in twelve 12 quarterly installments (collectively, the “Loans Payable”). The Asia-Pacific Financing bears interest at a floating rate (the relevant three-month local cost of funds), as applicable, plus 1.85%-2.50% depending on the ratio of the Company’s senior indebtedness to its earnings before interest, taxes, depreciation and amortization, or EBITDA, with interest payable quarterly. Loans Payable under the Asia-Pacific Financing have a final maturity date of March 2012. The Asia-Pacific Financing may be used by these four subsidiaries to fund capital expenditures on leasehold improvements, equipment, and other installation costs related to expansion plans in Singapore, Tokyo, Sydney and Hong Kong. The Asia-Pacific Financing is guaranteed by the parent, Equinix, Inc., is secured by the assets of these four subsidiaries, including a pledge of their shares, and has several financial covenants specific to the Company’s Asia-Pacific operations, with which the Company must comply quarterly. As of December 31, 2009, Loans Payable under the Asia-Pacific Financing had an approximate blended interest rate of 3.45% per annum. The Loans Payable under the Asia-Pacific Financing have a final maturity date of March 2012. As of December 31, 2009, the Company was in compliance with all financial covenants in connection with the Asia-Pacific Financing.

Singapore Financing

In September 2009, the Company’s wholly-owned subsidiary in Singapore entered into a 37,000,000 Singapore dollar, or approximately $26,338,000, credit facility agreement (the “Singapore Financing”). The Singapore Financing is comprised of two tranches: (i) Facility A, which is available for drawing upon through March 18, 2010, provides a term loan of up to 34,500,000 Singapore dollars and (ii) Facility B, which is available for drawing upon through September 12, 2010, provides a term loan of up to 2,500,000 Singapore dollars. Facility A will be repaid in nine semi-annual installments beginning August 2010 and Facility B will be repaid in eight semi-annual installments beginning February 2011 (collectively, the “Loan Payable”). As of December 31, 2009, the Company had fully utilized Facility A under the Singapore Financing. The Loan Payable under the Singapore Financing bears interest at a floating rate (Swap offer rate plus 3.65% per annum). The Singapore Financing has a final maturity date of August 31, 2014 and interest is payable in periods of one, three or six months at the election of the Company’s Singaporean subsidiary. The Singapore Financing is guaranteed by the parent, Equinix, and is secured by the assets of the Company’s second IBX data center in Singapore. The Singapore Financing has several financial covenants specific to the Company’s operations in Singapore, with which the Company must comply periodically commencing in the second quarter of 2010. As of December 31, 2009, the Loan Payable under the Singapore Financing had an approximate interest rate per annum of 4.20%.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Netherlands Financing

In February 2008, as a result of the Virtu Acquisition, a wholly-owned subsidiary of the Company assumed senior credit facilities totaling approximately 5,500,000 Euros (the “Netherlands Financing”), which are callable by the lender and bear interest at a floating rate (three month EURIBOR plus 1.25%). In June 2009, the Company’s wholly-owned subsidiary in the Netherlands amended the Netherlands Financing by entering into a 7,000,000 Euro term loan to replace the previously outstanding senior credit facilities. The Netherlands Financing contains several financial covenants, which the Company must comply with annually, is guaranteed by the Company and is collateralized by substantially all of the Company’s operations in the Netherlands (collectively, the “Loan Payable”). The Netherlands Financing has a final maturity date of June 30, 2016 with repayment to occur over the remaining seven years in 28 equal quarterly installments, which commenced in September 2009. The Loan Payable under the Netherlands Financing bears interest at a floating rate (three month EURIBOR plus 3.60% per annum). As of December 31, 2009, the Loan Payable under the Netherlands Financing had an approximate interest rate per annum of 4.31%. As of December 31, 2009, the Company was in compliance with all financial covenants in connection with the Netherlands Financing.

Bank of America Revolving Credit Line

In February 2009, the Company and one of its wholly-owned subsidiaries, as co-borrower, entered into a $25,000,000 one-year revolving credit facility with Bank of America (the “Bank of America Revolving Credit Line”). In February 2010, the Company amended the Bank of America Revolving Credit Line and extended the maturity date to February 11, 2011 (see Note 18). The Bank of America Revolving Credit Line will be used primarily to fund the Company’s working capital and to enable the Company to issue letters of credit. The effect of issuing letters of credit under the Bank of America Revolving Credit Line reduces the amount available for borrowing under the Bank of America Revolving Credit Line. The Company may borrow, repay and reborrow under the Bank of America Revolving Credit Line at either the prime rate or at a borrowing margin of 2.75% over one, three or six month LIBOR, subject to a minimum borrowing cost of 3.00%. The Bank of America Revolving Credit Line contains three financial covenants, which the Company must comply with quarterly, consisting of a tangible net worth ratio, a debt service ratio and a senior leverage ratio and is collateralized by the Company’s domestic accounts receivable balances. As of December 31, 2009, the Company was in compliance with all financial covenants in connection with the Bank of America Revolving Credit Line. The Bank of America Revolving Credit Line is available for renewal subject to mutual agreement by both parties. As of December 31, 2009, the Company had issued 17 irrevocable letters of credit totaling $16,691,000 under the Bank of America Revolving Credit Line, which resulted in the release of restricted cash (see “Other Assets” in Note 5). As a result, the amount available to borrow was $8,309,000 as of December 31, 2009.

Other Note Payable

The other note payable arose from a 2005 lease restructuring and was a non-interest bearing note with an imputed interest rate of 6.14% per annum. Payments under the other note payable, which originally totaled $20,000,000, were payable quarterly and were paid through the fourth quarter of 2009. As of December 31, 2009, there was no other note payable outstanding.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company incurred $2,554,000 of debt issuance costs in securing the Senior Bridge Loan. The Senior Bridge Loan was never drawn and terminated in September 2007. As a result, the Company recorded a loss on debt extinguishment totaling $2,554,000 reflecting the immediate write-off of all such debt issuance costs previously capitalized.

10. Capital Lease and Other Financing Obligations

Capital lease and other financing obligations consisted of the following as of December 31 (in thousands):

	2009	2008
Paris IBX capital lease	$40,597	$40,047
Los Angeles IBX financing	37,363	37,700
Washington, D.C. metro area IBX capital lease	30,119	31,513
London IBX financing (see Note 3)	14,003	—
San Jose IBX equipment & fiber financing	13,723	14,164
Zurich IBX financing (see Note 3)	11,470	—
Chicago IBX equipment financing	6,171	6,905
Other capital lease and financing obligations	7,583	7,201

	161,029	137,530
Less current portion	(6,452)	(4,499)

	$154,577	$133,031

Paris IBX Capital Lease

In October 2008, the Company recorded the Paris IBX Capital Lease. Monthly payments under the Paris IBX Capital Lease commenced in June 2009 and will be made through September 2020 at an effective interest rate of 7.43% per annum.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Debt Maturities

Combined aggregate maturities for the Company’s various debt facilities and other financing obligations as of December 31, 2009 were as follows (in thousands) (unaudited):

	Convertible debt (1)	Mortgage and loans payable (1)		Capital lease and other financing obligations (2)	Total
2010	$—	$58,912		$17,477	$76,389
2011	—	62,486		19,507	81,993
2012	250,000	134,650	(3)	19,392	404,042
2013	—	36,669		19,497	56,166
2014	395,986	60,307		20,033	476,326
2015 and thereafter	373,750	77,210		162,398	613,358

	1,019,736	430,234		258,304	1,708,274
Less amount representing interest	—	—		(115,809)	(115,809)
Less amount representing debt discount	(126,030)	—		—	(126,030)
Less amount representing remaining estimated building costs	—	—		(1,498)	(1,498)
Plus amount representing residual property value	—	—		20,032	20,032

	893,706	430,234		161,029	1,484,969
Less current portion of principal	—	(58,912)		(6,452)	(65,364)

	$893,706	$371,322		$154,577	$1,419,605

(1)	Represents principal only.
(2)	Represents principal and interest in accordance with minimum lease payments.
(3)	The loan payable under the Chicago IBX Financing had an initial maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. In January 2010, the Company utilized one of the options to extend the loan payable under the Chicago IBX Financing for one year, which is set to expire on January 31, 2011. The Company intends to exercise the remaining one-year extension option.

12. Stockholders’ Equity

The Company’s authorized share capital is 300,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 25,000,000 is designated Series A, 25,000,000 is designated as Series A-1 and 50,000,000 is undesignated. As of December 31, 2009 and 2008, the Company had no preferred stock issued and outstanding.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock

As of December 31, 2009, the Company has reserved the following shares of authorized but unissued shares of common stock for future issuance:

Conversion of 2.50% Convertible Subordinated Notes	2,900,900
Conversion of 3.00% Convertible Subordinated Notes	4,711,283
Conversion of 4.75% Convertible Subordinated Notes	4,432,638
Common stock options, restricted shares and restricted stock units	8,999,828
Common stock employee purchase plans	2,268,580
Common stock warrant	1,034

23,314,263

Equity Compensation Plans

In May 2000, the Company’s stockholders approved the adoption of the 2000 Equity Incentive Plan as the successor plan to the 1998 Stock Plan. Beginning in August 2000, the Company no longer issued additional grants under the 1998 Stock Plan, and unexercised options under the 1998 Stock Plan that cancel due to an optionee’s termination may be reissued under the successor 2000 Equity Incentive Plan. Under the 2000 Equity Incentive Plan, nonstatutory stock options, restricted shares, restricted stock units, and stock appreciation rights may be granted to employees, outside directors and consultants at not less than 85% of the fair value on the date of grant, and incentive stock options may be granted to employees at not less than 100% of the fair value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and equity awards granted to employees and consultants on or after October 1, 2005 will generally expire seven years from the grant date, subject to continuous service of the optionee. Equity awards granted under the 2000 Equity Incentive Plan generally vest over four years. As of December 31, 2009, the Company had reserved a total of 14,449,011 shares for issuance under the 2000 Equity Incentive Plan of which 5,189,178 were still available for grant, and the plan reserve is increased on January 1 each year through January 1, 2010 by the lesser of 6% of the common stock then outstanding or 6,000,000 shares. The 2000 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, and the Compensation Committee may terminate or amend the plan, with approval of the stockholders as may be required by applicable law, at any time.

In May 2000, the Company’s stockholders approved the adoption of the 2000 Director Option Plan, which was amended and restated effective January 1, 2003. Under the 2000 Director Option Plan, each non-employee board member who was not previously an employee of the Company will receive an automatic initial nonstatutory stock option grant, which vests in four annual installments. In addition, each non-employee board member will receive an annual non-statutory stock option grant on the date of the Company’s regular Annual Meeting of Stockholders, provided the board member will continue to serve as a director thereafter. Such annual option grants shall vest in full on the earlier of a) the first anniversary of the grant, or b) the date of the regular Annual Meeting of Stockholders held in the year following the grant date. A new director who receives an initial option will not receive an annual option in the same calendar year. Options granted under the 2000 Director Option Plan will have an option price not less than 100% of the fair value on the date of grant and will have a 10-year contractual term, subject to continuous service of the board member. On December 18, 2008, the Company’s Board of Directors passed resolutions eliminating all automatic stock option grant mechanisms under the 2000 Director Plan, and replaced them with an automatic restricted stock unit grant mechanism under the 2000 Equity Incentive Plan. As of December 31, 2009, the Company had reserved 543,440 shares subject to options for issuance under the 2000 Director Option Plan of which 455,938 were still available for grant and an additional 50,000 shares is added to the reserve on January 1 each year through January 1, 2010. The 2000

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Director Option Plan is administered by the Compensation Committee of the Board of Directors, and the Compensation Committee may terminate or amend the plan, with approval of the stockholders as may be required by applicable law, at any time.

In September 2001, the Company adopted the 2001 Supplemental Stock Plan, under which non-statutory stock options and restricted shares/restricted stock units may be granted to consultants and employees who are not executive officers or board members, at not less than 85% of the fair value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and options granted on or after October 1, 2005 will generally expire seven years from the grant date, subject to continuous service of the optionee. Current stock options granted under the 2001 Supplemental Stock Plan generally vest over four years. As of December 31, 2009, the Company had reserved a total of 1,493,961 shares for issuance under the 2001 Supplemental Stock Plan, of which 260,189 were still available for grant. The 2001 Supplemental Stock Plan is administered by the Compensation Committee of the Board of Directors, and the plan will continue in effect indefinitely unless the Compensation Committee decides to terminate it earlier.

The 1998 Stock Plan, 2000 Equity Incentive Plan, 2000 Director Option Plan and 2001 Supplemental Stock Plan are collectively referred to as the “Equity Compensation Plans.”

Stock Options

Stock option activity under the Equity Compensation Plans is summarized as follows:

	Number of shares outstanding	Weighted- average exercise price per share
Stock options outstanding at December 31, 2006	3,312,315	$45.11
Stock options granted	944,500	83.03
Stock options exercised	(941,315)	33.55
Stock options canceled	(184,582)	61.38

Stock options outstanding at December 31, 2007	3,130,918	59.06
Stock options granted	88,600	81.60
Stock options exercised	(519,987)	38.30
Stock options canceled	(142,078)	74.89

Stock options outstanding at December 31, 2008	2,557,453	63.18
Stock options granted	—	—
Stock options exercised	(621,628)	48.89
Stock options canceled	(64,854)	97.58

Stock options outstanding at December 31, 2009	1,870,971	66.74

The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $23,701,000, $24,335,000 and $54,190,000, respectively. The intrinsic value is calculated as the difference between the market value of the stock on the date of exercise and the exercise price of the option. The total fair value of options vested during the years ended December 31, 2009, 2008 and 2007 was $19,066,000, $27,076,000 and $26,321,000, respectively. In July 2008, the Company began granting restricted stock units exclusively in lieu of stock options.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about outstanding stock options as of December 31, 2009:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted- average remaining contractual life	Weighted- average exercise price	Number of shares	Weighted- average exercise price
$2.96 to $30.02	210,881	3.67	$20.14	210,881	$20.14
$30.38 to $44.49	194,181	4.65	39.36	194,181	39.36
$44.70 to $52.51	213,346	4.66	45.49	204,573	45.35
$52.85 to $52.85	295,677	3.16	52.85	284,738	52.85
$53.09 to $74.91	140,299	4.15	63.04	91,113	61.16
$75.38 to $75.38	284,412	4.00	75.38	176,590	75.38
$78.12 to $92.29	200,825	4.91	85.45	126,036	85.30
$93.78 to $158.00	313,116	3.51	115.49	242,547	119.70
$187.00 to $312.00	18,234	0.60	221.89	18,234	221.89

	1,870,971	3.96	66.74	1,548,893	63.87

As of December 31, 2009, 2008 and 2007, the weighted average remaining contractual life of options outstanding was 3.96 years, 4.90 years and 5.77 years, respectively. The weighted-average exercise price of options outstanding at December 31, 2009, 2008 and 2007 was $66.74, $63.18 and $59.06, respectively. The weighted-average exercise price of options exercisable at December 31, 2009, 2008 and 2007 was $63.87, $58.66 and $51.16, respectively.

The Company provides the following additional disclosures for stock options as of December 31 (dollars in thousands):

	2009	2008	2007
Total aggregated intrinsic value of stock options outstanding	$80,104	$17,683	$139,879
Total aggregated intrinsic value of stock options exercisable	71,783	16,506	81,505
Weighted average remaining contractual life of stock options exercisable (in years)	3.87	4.69	5.41

Fair Value Calculations – Stock Options

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options with the following weighted average assumptions for the years ended December 31:

	2008	2007
Dividend yield	0%	0%
Expected volatility	52%	63%
Risk-free interest rate	3.12%	4.54%
Expected life (in years)	4.9	4.6

The weighted-average fair value of stock options per share on the date of grant was $39.22 and $45.10, respectively, for the years ended December 31, 2008 and 2007.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Shares and Restricted Stock Units

Restricted Shares (Unissued Shares at Grant)

In 2005, the Company granted 160,000 restricted shares to its executives. These restricted shares only became issued and outstanding shares when they vested. The activity of these restricted shares is summarized as follows:

	Number of shares outstanding	Weighted- average grant date fair value per share
Restricted shares outstanding, December 31, 2006	160,000	$43.76
Restricted shares issued, vested	(64,000)	43.76

Restricted shares outstanding, December 31, 2007	96,000	43.76
Restricted shares issued, vested	(64,000)	43.76

Restricted shares outstanding, December 31, 2008	32,000	43.76
Restricted shares issued, vested	(32,000)	43.76

Restricted shares outstanding, December 31, 2009	—	—

Restricted Shares (Issued and Outstanding Shares at Grant)

During the years ended December 31, 2007 and 2006, the Company granted a total of 557,000 restricted shares to its executive officers and, at the same time, issued these shares into an escrow account under the names of each of the executive officers. These shares have voting rights and are considered issued and outstanding. They are released from the escrow account as they vest. However, they are subject to forfeiture (and, therefore, canceled) if the individual officers do not meet the vesting requirements. The activity of these restricted shares is as follows:

	Number of shares outstanding	Weighted- average grant date fair value per share
Restricted shares outstanding, December 31, 2006	247,750	$44.55
Restricted shares granted	283,000	73.96
Restricted shares released, vested	(73,505)	48.68
Restricted shares canceled	—	—

Restricted shares outstanding, December 31, 2007	457,245	62.09
Restricted shares granted	—	—
Restricted shares released, vested	(153,169)	63.09
Restricted shares canceled	(21,166)	77.11

Restricted shares outstanding, December 31, 2008	282,910	60.42
Restricted shares granted	—	—
Restricted shares released, vested	(137,535)	55.40
Restricted shares canceled	(28,875)	61.49

Restricted shares outstanding, December 31, 2009	116,500	66.09

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units

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

	Number of shares outstanding	Weighted- average grant date fair value per share
Restricted stock units outstanding, December 31, 2006	—	$—
Restricted stock units granted	364,136	77.57
Restricted stock units vested	(47,734)	76.65
Restricted stock units canceled	—	—

Restricted stock units outstanding, December 31, 2007	316,402	77.79
Restricted stock units granted	606,737	76.37
Restricted stock units vested	(170,309)	80.38
Restricted stock units canceled	(53,875)	84.14

Restricted stock units outstanding, December 31, 2008	698,955	75.46
Restricted stock units granted	884,318	55.96
Restricted stock units vested	(308,459)	72.85
Restricted stock units canceled	(51,262)	71.83

Restricted stock units outstanding, December 31, 2009	1,223,552	62.18

Total fair value of restricted shares and restricted stock units vested during the years ended December 31, 2009, 2008 and 2007 was $32,712,000, $26,153,000 and $10,039,000, respectively.

Fair Value Calculations – Restricted Shares and Restricted Stock Units

The Company used a Monte Carlo simulation option-pricing model to determine the fair value of restricted shares and restricted stock units that have both a service and market price condition with the following weighted average assumptions for the years ended December 31:

	2008	2007
Dividend yield	0%	0%
Expected volatility	61%	65%
Risk-free interest rate	3.74%	4.56%

Commencing February 2008, the Company ceased granting restricted shares and restricted stock units with a market price condition. The Company uses fair value of its common stock traded in the market on the date of the grant to determine the fair value of restricted shares and restricted stock units that have a service condition only or have both a service and performance condition.

Employee Stock Purchase Plans

In June 2004, the Company’s stockholders approved the adoption of the 2004 Employee Stock Purchase Plan and International Employee Stock Purchase Plan (the “2004 Purchase Plans”) as successor plans to a

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

previous plan that ceased activity in 2005. A total of 500,000 shares have been reserved for issuance under the 2004 Purchase Plans, and the number of shares available for issuance under the 2004 Purchase Plans automatically increases on January 1 each year, beginning in 2005, by the lesser of 2% of the shares of common stock then outstanding or 500,000 shares. As of December 31, 2009, a total of 2,268,580 shares remained available for purchase under the 2004 Purchase Plans. The 2004 Purchase Plans permit eligible employees to purchase common stock on favorable terms via payroll deductions of up to 15% of the employee’s cash compensation, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each February 15 and August 15 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 24 months with a purchase date every six months. The price of each share purchased is 85% of the lower of a) the fair value per share of common stock on the last trading day before the commencement of the applicable offering period or b) the fair value per share of common stock on the purchase date. The 2004 Purchase Plans are administered by the Compensation Committee of the Board of Directors, and such plans will terminate automatically in June 2014 unless a) the 2004 Purchase Plans are extended by the Board of Directors and b) the extension is approved within 12 months by the Company’s stockholders.

For the years ended December 31, 2009, 2008 and 2007, 151,863, 119,354 and 120,787 shares, respectively, were issued under the 2004 Purchase Plans at a weighted average purchase price of $43.57, $52.92 and $39.50 per share, respectively.

Fair Value Calculations—Employee Stock Purchase Plans

The Company uses the Black-Scholes option-pricing model to determine the fair value of shares purchased under the 2004 Purchase Plans with the following weighted average assumptions for the years ended December 31:

	2009	2008	2007
Dividend yield	0%	0%	0%
Expected volatility	48%	59%	41%
Risk-free interest rate	2.70%	3.57%	4.60%
Expected life (in years)	1.25	1.25	1.25

The weighted-average fair value per share of shares purchased on the date of purchase was $29.17, $26.34 and $21.02, respectively, for the years ended December 31, 2009, 2008 and 2007.

Stock-Based Compensation Recognized in the Consolidated Statement of Operations

The following table presents, by operating expense, the Company’s stock-based compensation expense recognized in the Company’s consolidated statement of operations for the three years ended December 31 (in thousands):

	2009	2008	2007
Cost of revenues	$5,908	$4,641	$4,128
Sales and marketing	10,329	10,637	8,925
General and administrative	36,819	39,807	29,678

	$53,056	$55,085	$42,731

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

During the years ended December 31, 2009, 2008 and 2007, the Company capitalized $747,000, $574,000 and $126,000, respectively, of stock-based compensation expense as construction in progress in property, plant and equipment.

The Company’s stock-based compensation recognized in the consolidated statement of operations was comprised of the following types of equity awards for the years ended December 31 (in thousands):

	2009	2008	2007
Stock options	$16,008	$19,873	$22,306
Restricted shares and restricted stock units	30,479	31,899	17,720
Employee stock purchase plans	6,569	3,313	2,705

	$53,056	$55,085	$42,731

As of December 31, 2009, the total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $76,337,000, which is expected to be recognized over a weighted-average period of 2.21 years.

13. Income Taxes

Income or loss before income taxes is attributable to the following geographic locations for the years ended December 31 (in thousands):

	2009	2008	2007
United States	$69,343	$23,309	$(7,083)
Foreign	39,685	(3,004)	(2,335)

Income (loss) before income taxes	$109,028	$20,305	$(9,418)

The provision for income tax consisted of the following components for the years ended December 31 (in thousands).

	2009	2008	2007
Current:
Federal	$(152)	$—	$—
State	(3,010)	(517)	(61)
Foreign	(8,957)	(1,302)	(107)

Subtotal	(12,119)	(1,819)	(168)

Deferred:
Federal	(30,288)	73,944	—
State	(1,957)	11,134	—
Foreign	4,767	4,360	(305)

Subtotal	(27,478)	89,438	(305)

Benefit (provision) for income taxes	$(39,597)	$87,619	$(473)

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

State and foreign taxes not based on income are included in general and administrative expenses and the aggregated amount is insignificant for the fiscal years ended December 31, 2009, 2008 and 2007.

The fiscal 2009, 2008 and 2007 income tax benefit (expense) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pre-tax income (loss) as a result of the following for the years ended December 31 (in thousands):

	2009	2008	2007
Federal tax at statutory rate	$(38,160)	$(7,107)	$3,296
State taxes	(4,967)	(702)	(61)
Deferred tax assets generated in current year not benefited	(6,028)	(5,036)	(3,408)
Meals and entertainment	(76)	(74)	(54)
Stock option deduction	(2,758)	(672)	(456)
Change in valuation allowance	8,830	101,563	1,475
Disallowed executives’ compensation	(493)	(1,032)	(861)
Effect of tax settlement and rate change	—	(526)	(924)
Uncertain tax positions	(15)	(286)	—
Foreign rate differential	4,830	1,518	—
Other, net	(760)	(27)	520

Total tax benefit (expense)	$(39,597)	$87,619	$(473)

The Company has not provided for U.S. federal income and foreign withholding taxes on the undistributed earnings from non-U.S. operations as of December 31, 2009 because the Company intends to reinvest the earnings outside the U.S. for an indefinite period of time. If the Company were to distribute these earnings to the U.S. in the form of dividends or otherwise, the Company could be subject to both U.S. income taxes and foreign withholding taxes. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below as of December 31 (in thousands):

	2009	2008
Deferred tax assets:
Depreciation and amortization	$15,474	$60,983
Reserves	32,820	22,765
Charitable contributions	73	73
Stock-based compensation	17,147	17,396
Unrealized (gain) loss	3,549	6,070
State tax	870	245
Net operating losses and credits	54,540	61,589

Gross deferred tax assets	124,473	169,121
Valuation allowance	(34,364)	(40,274)

Total deferred tax assets	90,109	128,847

Deferred tax liabilities:
Debt discount	(32,526)	(16,838)
Fixed assets fair value step-up	(16,765)	(13,656)
Intangibles	(15,576)	(16,614)

Total deferred tax liabilities	(64,867)	(47,108)

Net deferred tax assets	$25,242	$81,739

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $25,242,000 of deferred tax assets as of December 31, 2009 are attributable to the Company’s operations in the United States, Australia, Hong Kong, Singapore and certain entities in Europe. The $81,739,000 of deferred tax assets as of December 31, 2008 are attributable to the Company’s operations in the United States, Australia, Singapore and certain entities in Europe.

As a result of the IXEurope Acquisition and Virtu Acquisition, the Company recognized deferred tax liabilities in a number of European jurisdictions attributable to the identifiable intangibles and fixed assets’ fair value step-ups related to the purchases. The Company’s deferred tax liabilities are included in other current liabilities and other liabilities on the accompanying consolidated balance sheets as of December 31, 2009 and 2008.

The Company’s accounting for deferred taxes involves weighing positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each tax jurisdiction. After considering such evidence as the nature, frequency and severity of current and cumulative financial reporting losses, the sources of future taxable income and available tax planning strategies, management concluded that a 100% valuation allowance was required in certain foreign jurisdictions. A valuation allowance is provided for the deferred tax assets, net of deferred tax liabilities, associated with the Company’s operations in certain jurisdictions located in the Company’s Asia-Pacific and European regions. The operations in these jurisdictions still have significant recent losses as of the end of 2009. As such, management does not believe these operations have established a sustained history of profitability and therefore the valuation allowance is necessary.

During the year ended December 31, 2009, the Company released the valuation allowances of $3,119,000 and $5,196,000, respectively, against the deferred tax assets in Hong Kong and one of its U.K. entities as both entities have been profitable. Upon evaluating the positive and negative evidence, management concluded it was more likely than not that the deferred tax assets will be fully realizable in its operations in both entities.

The Company released the valuation allowance against the deferred tax assets in the U.S. at the end of the fiscal year 2008. In reaching this decision, the Company assessed both the positive and negative evidence, which included the following:

Positive Evidence:

•

In the fourth quarter of 2008, the U.S. business achieved three year cumulative profitability. The U.S. profit before tax (“PBT”), as adjusted for permanent tax differences, was positive in 2007 and 2008. In the fourth quarter of 2008, the trailing 12 quarters of U.S. PBT, as adjusted for permanent tax differences, moved from a loss to a profit. Prior to the fourth quarter of 2008 the Company would have had a three year cumulative loss.

•

The U.S. business has transitioned from losses to profit as a result of the Company’s recurring revenue model and a cost structure which has a large base that is fixed in nature and generally does not grow in proportion to revenue growth. Once the U.S. business achieved a size sufficient to cover the fixed cost base, incremental revenue will principally contribute to the U.S. PBT. The U.S. business was profitable for every quarter in 2008.

•

In 2008, the U.S. business began utilizing its deferred tax assets because of its PBT, as adjusted for permanent items. Additionally, the net operating losses can be carried forward for 20 years and the first year that the federal NOL’s begin to expire is 2019. The Company expected that in 2009 and thereafter that the U.S. business would be profitable, even after considering the effects of the financial crisis and credit crunch.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Negative Evidence:

•

The U.S. business had no history of annual profitability prior to 2008 since inception. The cumulative losses since inception are significant and the net operating loss carry forwards as of December 31, 2008 for federal purposes were approximately $148.0 million.

•

The Company does not see opportunities in its U.S. business that will allow the Company to implement any tax strategies to accelerate the recognition of taxable income and utilization of the net operating loss carryforwards.

When conducting the quantitative and qualitative analysis of all the positive and negative evidence listed above, the Company gave significant weight to the achievement of three years of cumulative profitability that was achieved in the fourth quarter of 2008, the improving trends for profitability from 2006 to 2008, the nature of the Company’s business, and the utilization of the U.S. deferred tax assets in 2008. Therefore the Company concluded that the positive evidence out weighted the negative evidence and that it was more likely than not that the deferred tax assets will be realized.

The Company also released the valuation allowance against the deferred tax assets in Australia at the end of fiscal year 2008 as such operations had been profitable every quarter in the prior three-year period. Upon evaluating the positive and negative evidence, management concluded it was more likely than not that the deferred tax assets will be fully realizable in its operations in Australia. The operations in both the U.S. and Australia generated significant profit during the year ended December 31, 2009.

The Company has not provided a valuation allowance for its operations in Singapore and Switzerland, as management does not believe that a valuation allowance is needed for these two jurisdictions given that both jurisdictions have a history of profitability.

Federal and state tax laws, including California tax laws, impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. In 2003, the Company conducted an analysis to determine whether an ownership change had occurred due to significant stock transactions in each of the reporting years disclosed at that time. The analysis indicated that an ownership change occurred during the fiscal year 2002, which resulted in an annual limitation of approximately $819,000 for net operating loss carryforwards generated prior to 2003. Therefore, the Company substantially reduced its federal and state net operating loss carryforwards for the periods prior to 2003 to approximately $16,400,000. In addition, an ownership change under Section 382 of the Internal Revenue Code was triggered in September 2007 by the issuance of 4,211,939 shares of the Company’s common stock. However, the annual limitation associated with this ownership change is not meaningful due to the substantial market capitalization of the Company at the time of the ownership change. While a final determination has not been made, the Company does not expect that a Section 382 ownership change occurred in 2009.

The Company did not pay a significant amount of tax for fiscal year 2009. The tax costs will be primarily limited to foreign income tax for the Company’s operations in Europe, federal alternative minimum tax, and state income taxes.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had net operating loss carryforwards of approximately $162,180,000 and $154,148,000, respectively, for federal and state income tax purposes as of December 31, 2009. The net operating loss carryforwards expire, if not utilized, at various intervals from the years 2010 through 2028 as outlined below (in thousands):

Expiration Date	Net Operating Loss Carry Forwards
	Federal	States
2010 to 2012	$—	$12,846
2013 to 2015	—	24,405
2016 to 2018	—	5,283
2019 to 2021	5,500	9,228
2022 to 2024	60,731	31,798
2025 to 2027	68,395	69,441
2028 & thereafter	27,554	1,147

	$162,180	$154,148

The Company believes that the state net operating loss carryforwards expiring in the next few years will be utilized in 2010. Approximately $113,000,000 of the total net operating loss carryforwards is attributable to excess employee stock option deductions, the benefit from which will be credited to additional paid-in capital when subsequently utilized in future years. In addition, the Company’s foreign operations had approximately $123,400,000 of net operating loss carryforwards for local income tax purposes, of which approximately $33,200,000 expires, if not utilized, at various intervals from the years 2010 through 2018 while the rest of the foreign operating losses can be carried forward indefinitely.

The beginning and ending balances of the Company’s unrecognized tax benefits are reconciled below (in thousands):

Unrecognized tax benefits as of December 31, 2006	$1,745
Gross increase related to prior year tax positions	627
Settlement	(206)

Unrecognized tax benefits as of December 31, 2007	2,166
Gross increase related to prior year tax positions	394
Settlement	(1,373)

Unrecognized tax benefits as of December 31, 2008	1,187
Gross increase related to prior year tax positions	372
Settlement	—

Unrecognized tax benefits as of December 31, 2009	$1,559

The unrecognized tax benefits of $1,559,000 as of December 31, 2009, if subsequently recognized, will affect the Company’s effective tax rate favorably at the time when such a benefit is recognized. During fiscal year 2008, the Company reached a final agreement with a state in which it once operated to close an appeal filed by the Company in that state’s tax court. The Company filed the appeal in 2006 to contest the decision made by the state auditor disallowing the refundable research and capital goods credits. As a result of the settlement, the total unrecognized tax benefit decreased by $1,373,000 for the year.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s income tax returns for all tax years remain open to examination by federal and state taxing authorities due to the Company’s net operating loss carryforwards. In addition, the Company’s tax years of 2003 through 2008 remain open and subject to examination by local tax authorities in certain foreign jurisdictions in which the Company has major operations. There were no income tax audits during the year ended December 31, 2009.

14. Commitments and Contingencies

Operating Lease Commitments

The Company currently leases the majority of its IBX data centers and certain equipment under noncancelable operating lease agreements. The majority of the Company’s operating leases for its IBX data centers expire at various dates from 2010 through 2027 with renewal options available to the Company. The lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated rent expense abatement periods to better match the phased build-out of its IBX data centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent.

Minimum future operating lease payments, excluding operating leases covered under restructuring charges (see Note 17), as of December 31, 2009 are summarized as follows (in thousands):

Year ending:
2010	$66,599
2011	62,395
2012	61,364
2013	62,252
2014	60,403
2015 and thereafter	250,428

Total	$563,441

Total rent expense was approximately $61,359,000, $50,366,000 and $36,224,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Deferred rent, primarily included in other liabilities on the accompanying consolidated balance sheets, was $34,691,000 and $28,641,000 as of December 31, 2009 and 2008, respectively.

Other Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of December 31, 2009, the Company was contractually committed for $151,659,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of December 31, 2009, such as commitments to purchase power in select locations, primarily in the U.S., Singapore and the United Kingdom, through 2010 and thereafter, and other open purchase orders for goods or services to be delivered or provided during 2010. Such other miscellaneous purchase commitments totaled $107,186,000 as of December 31, 2009.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Matters

IPO Litigation

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

The parties in the approximately 300 coordinated cases, including the parties in the Equinix case, reached a settlement. It provides for releases of existing claims and claims that could have been asserted relating to the conduct alleged to be wrongful from the class of investors participating in the settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Equinix. On October 6, 2009, the Court granted final approval to the settlement. Six notices of appeal and one petition seeking permission to appeal, from a group of objectors who also filed a notice of appeal, have been filed. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows. The Company intends to continue to defend the action vigorously if the settlement does not survive the appeal.

Pihana Litigation

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawaii, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the internet exchange services business of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana’s majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725.0 million value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which adds new plaintiffs (other alleged holders of Pihana common stock) but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed in a separate action by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the court entered a stipulated order, which consolidated the two actions under

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by Equinix and other Defendants. On April 24, 2009, plaintiffs filed a Second Amended Complaint (“SAC”) to correct the naming of certain parties. The SAC is otherwise substantively identical to the Amended Complaint, and all motions to dismiss the Amended Complaint have been treated as responsive to the SAC. On September 1, 2009, the Court heard Defendants’ motions to dismiss the SAC and ruled at the hearing that all claims against all Defendants are time-barred. The Court also considered whether there were further independent grounds for dismissing the claims, and supplemental briefing has been submitted with respect to claims against one defendant and plaintiffs’ renewed request for further leave to amend. The Court has not yet entered a final Order on the motions to dismiss. The Company believes that plaintiffs’ claims and alleged damages are without merit and it intends to defend the litigation vigorously.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

Switch and Data Litigation

In the fourth quarter of 2009, three purported stockholder class action lawsuits were filed against the Company in connection with the Company’s proposed merger with Switch and Data. The first, filed October 27, 2009 in the Delaware Chancery Court, names Equinix, Sundance Acquisition Corporation, Switch and Data, and the members of Switch and Data’s board of directors as defendants. The lawsuit alleges that the Switch and Data directors breached their fiduciary duties to Switch and Data’s stockholders in connection with the proposed merger, and that Equinix aided and abetted these alleged breaches. The second complaint, filed October 30, 2009 in Florida state court, raises similar claims against the same defendants. The third complaint, filed on December 7, 2009 in the United States District Court for the Middle District of Florida, likewise raises similar claims but did not name Sundance Acquisition Corporation as a defendant. Both the second and third complaints included claims alleging that Switch and Data had failed to disclose material information concerning the merger to stockholders.

On January 19, 2010, counsel for parties in all three lawsuits entered into a memorandum of understanding in which they agreed upon the terms of a settlement of all three lawsuits. In connection with this settlement, the three lawsuits and all claims asserted therein are expected to be dismissed with prejudice. The memorandum of understanding provides that the parties will seek approval of the settlement in Florida state court and that simultaneously, the parties will agree to stay the actions pending in the Delaware Chancery Court and the Florida federal court. The proposed settlement is conditional upon, among other things, the execution of an appropriate stipulation of settlement, consummation of the merger and final approval of the proposed settlement by the Florida state court. The proposed settlement contemplates that plaintiffs’ counsel will apply to the Florida state court for an award of attorneys’ fees and costs in an aggregate amount of $900,000, and that the defendants will not oppose or undermine this application. The Company expects that approximately 70 percent of these attorneys’ fees will be paid by insurance maintained by Switch and Data, and that we will pay the remainder. The Company intends to continue to defend the action vigorously if the settlement is not finalized.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

Litigation Summary

The Company believes that while an unfavorable outcome to these litigations is reasonably possible, a range of potential loss cannot be determined at this time. As a result, the Company had not accrued for any amounts in

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

connection with these legal matters as of December 31, 2009. The Company and its officers and directors intend to continue to defend the actions vigorously.

Estimated and Contingent Liabilities

The Company estimates exposure on certain liabilities, such as income and property taxes, based on the best information available at the time of determination. With respect to real and personal property taxes, the Company records what it can reasonably estimate based on prior payment history, current landlord estimates or estimates based on current or changing fixed asset values in each specific municipality, as applicable. However, there are circumstances beyond the Company’s control whereby the underlying value of the property or basis for which the tax is calculated on the property may change, such as a landlord selling the underlying property of one of the Company’s IBX data center leases or a municipality changing the assessment value in a jurisdiction and, as a result, the Company’s property tax obligations may vary from period to period. Based upon the most current facts and circumstances, the Company makes the necessary property tax accruals for each of its reporting periods. However, revisions in the Company’s estimates of the potential or actual liability could materially impact the financial position, results of operations or cash flows of the Company.

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

Guarantor Arrangements

As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2009.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

party with respect to the Company’s services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2009.

The Company enters into arrangements with its business partners, whereby the business partner agrees to provide services as a subcontractor for the Company’s implementations. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage, of its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2009.

The Company has service level commitment obligations to certain of its customers. As a result, service interruptions or significant equipment damage in the Company’s IBX data centers, whether or not within the Company’s control, could result in service level commitments to these customers. The Company’s liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet the Company’s service level commitment obligations, particularly in the early stage of the Company’s development, could reduce the confidence of the Company’s customers and could consequently impair the Company’s ability to obtain and retain customers, which would adversely affect both the Company’s ability to generate revenues and the Company’s operating results. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized. The Company has no significant liabilities in connection with service level credits as of December 31, 2009.

15. Related Party Transactions

The Company has several significant stockholders, and other related parties, that are also customers and/or vendors. For the years ended December 31, 2009, 2008 and 2007, revenues recognized with related parties were $23,419,000, $20,361,000 and $8,396,000, respectively. As of December 31, 2009, 2008 and 2007, accounts receivable with these related parties were $4,614,000, $4,921,000 and $2,128,000, respectively. For the year ended December 31, 2009, 2008 and 2007, costs and services procured with related parties were $1,128,000, $1,944,000 and $1,219,000, respectively. As of December 31, 2009, 2008 and 2007, accounts payable with these related parties were $34,000, $85,000 and $122,000, respectively.

16. Segment Information

While the Company has a single line of business, which is the design, build-out and operation of network-neutral IBX data centers, it has determined that it has three reportable segments comprised of its U.S., Europe and Asia-Pacific geographic regions. The Company’s chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on the Company’s revenue and adjusted EBITDA performance both on a consolidated basis and based on these three geographic regions.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides the following segment disclosures as follows for the years ended December 31 (in thousands):

	2009		2008		2007
Total revenues:
United States	$535,489		$442,803		$324,878
Europe	228,136		177,502		37,490
Asia-Pacific	118,884		84,375		57,074

	$882,509		$704,680		$419,442

Total depreciation and amortization:
United States	$105,038		$99,892		$80,781
Europe	43,415		41,048		9,813
Asia-Pacific	25,077		18,107		9,509

	$173,530		$159,047		$100,103

Income (loss) from operations:
United States	$128,168		$66,202		$11,510
Europe	31,202		1,442		(4,034)
Asia-Pacific	21,709		5,618		2,616

	$181,079		$73,262		$10,092

Capital expenditures:
United States	$186,242		$218,698		$418,677
Europe	152,576	(1)	166,849	(2)	577,907	(3)
Asia-Pacific	58,900		84,726		42,574

	$397,718		$470,273		$1,039,158

(1)	Includes the purchase price for the Upminster Acquisition (see Note 2), net of cash acquired, totaling $28,176,000.
(2)	Includes the purchase price for the Virtu Acquisition (see Note 2), net of cash acquired, totaling $23,241,000.
(3)	Includes the purchase price for the IXEurope Acquisition (see Note 2), net of cash acquired, totaling $541,792,000.

The Company’s long-lived assets are located in the following geographic areas as of December 31 (in thousands):

	2009	2008
United States	$1,130,637	$1,043,504
Europe	493,492	309,655
Asia-Pacific	183,986	139,671

	$1,808,115	$1,492,830

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue information on a services basis is as follows (in thousands):

	2009	2008	2007
Colocation	$704,860	$542,943	$304,724
Interconnection	106,894	93,739	73,111
Managed infrastructure	29,004	29,453	20,093
Rental	1,091	1,028	1,237

Recurring revenues	841,849	667,163	399,165
Non-recurring revenues	40,660	37,517	20,277

	$882,509	$704,680	$419,442

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

A summary of the movement in the 2004 accrued restructuring charges during the year ended December 31, 2009 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2008	Accretion expense	Restructuring charge adjustments	Cash payments	Accrued restructuring charge as of December 31, 2009
Estimated lease exit costs	$13,311	$432	$(6,053)	$(1,771)	$5,919

	13,311	$432	$(6,053)	$(1,771)	5,919

Less current portion	(6,023)				(2,403)

	$7,288				$3,876

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the movement in the 2004 accrued restructuring charges during the year ended December 31, 2008 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2007	Accretion expense	Restructuring charge adjustments	Cash payments	Accrued restructuring charge as of December 31, 2008
Estimated lease exit costs	$12,140	$792	$3,142	$(2,763)	$13,311

	12,140	$792	$3,142	$(2,763)	13,311

Less current portion	(3,973)				(6,023)

	$8,167				$7,288

A summary of the movement in the 2004 accrued restructuring charges during the year ended December 31, 2007 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2006	Accretion expense	Restructuring charge adjustments	Cash payments	Accrued restructuring charge as of December 31, 2007
Estimated lease exit costs	$13,857	$808	$407	$(2,932)	$12,140

	13,857	$808	$407	$(2,932)	12,140

Less current portion	(3,096)				(3,973)

	$10,761				$8,167

During the year ended December 31, 2009, the Company recorded reductions to the restructuring charges totaling $6,053,000, of which $5,833,000 was a reversal of accrued restructuring charges associated with the Los Angeles lease as the Company decided to utilize this space it previously abandoned in order to expand its original Los Angeles IBX data center. During the years ended December 31, 2008 and 2007, the Company recorded additional restructuring charges totaling $3,142,000 and $407,000, respectively, as a result of revised sublease assumptions. The Company’s excess space in the New York metro area remains abandoned and continues to be an accrued restructuring charge. As the Company currently has no plans to enter into lump sum lease terminations with the landlord associated with the excess space lease in the New York metro area, the Company has reflected its accrued restructuring liability as both current and non-current liability. The Company reports accrued restructuring charges within other current liabilities and other liabilities on the accompanying consolidated balance sheets as of December 31, 2009 and 2008. The Company is contractually committed to this excess space lease through 2015.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s minimum future payments associated with one excess space lease is as follows (in thousands):

2010	$2,284
2011	2,266
2012	2,455
2013	2,471
2014	2,487
2015	1,460

13,423
Less amount representing estimated sublease income and expense	(6,575)

6,848
Less amount representing accretion	(929)

5,919
Less current portion	(2,043)

$3,876

18. Subsequent Events

On January 1, 2010, pursuant to the provisions of the Company’s equity compensation plans (see Note 12), the number of common shares in reserve automatically increased by 2,358,915 shares for the 2000 Equity Incentive Plan, 500,000 shares for the 2004 Purchase Plans and 50,000 shares for the 2000 Director Option Plan.

In January 2010, the Company received an additional distribution of $3,420,000 from the Reserve (see “Cash, Cash Equivalents and Short-Term and Long-Term Investments” in Note 5). As a result, the Company will record a recovery of other-than-temporary impairment loss in its consolidated statement of operations in the first quarter of 2010.

In January 2010, Switch and Data stockholders voted to approve the Switch and Data Acquisition. Completion of the acquisition remains subject to the expiration or termination of the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, and the satisfaction or waiver of the other closing conditions.

In February 2010, the Company amended the Bank of America Revolving Credit Line and extended the maturity date to February 2011. The financial covenants remain primarily unchanged with a tangible net worth covenant, a debt service ratio and a senior leverage ratio. In addition, the Bank of America Revolving Credit Line was amended to permit the Company to fund the cash payment portion of the pending Switch and Data Acquisition.

The Company has evaluated subsequent events through February 19, 2010, which is the date the consolidated financial statements were issued, and determined that there are no subsequent events that would impact the Company’s condensed consolidated financial statements for the year ended December 31, 2009.

19. Quarterly Financial Information (Unaudited)

The Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. The Company’s revenues and results of operations have been subject to

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significant fluctuations, particularly on a quarterly basis, and the Company’s revenues and results of operations could fluctuate significantly quarter-to-quarter and year-to-year. Significant quarterly fluctuations in revenues will cause fluctuations in the Company’s cash flows and the cash and cash equivalents and accounts receivable accounts on the Company’s consolidated balance sheet. Causes of such fluctuations may include the volume and timing of new orders and renewals, the timing of the opening of new IBX data centers, the sales cycle for the Company’s services, the introduction of new services, changes in service prices and pricing models, trends in the Internet infrastructure industry, general economic conditions, extraordinary events such as acquisitions or litigation and the occurrence of unexpected events.

The unaudited quarterly financial information presented below has been prepared by the Company and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and results of operations for the interim periods presented.

The following table presents selected quarterly information for fiscal 2009 and 2008:

	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
2009:
Revenues	$199,231	$213,168	$227,558	$242,552
Gross profit	87,426	94,634	101,551	115,478
Net income	15,457	17,440	18,812	17,722	(a)
Basic earnings per share	0.41	0.46	0.49	0.45
Diluted earnings per share	0.40	0.44	0.47	0.44

2008:
Revenues	$158,218	$172,044	$183,735	$190,683
Gross profit	63,709	70,005	73,830	82,337
Net income	3,797	708	5,556	97,863	(b)
Basic earnings per share	0.10	0.02	0.15	2.61
Diluted earnings per share	0.10	0.02	0.15	2.33

(a)	Includes an out-of-period adjustment as more fully described in “Property, Plant and Equipment” in Note 1.
(b)	Includes an income tax benefit of $88,019,000.