Form 10-Q
period 2010-03-31
EQUINIX INC
filed 2010-04-28
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2010 was 39,792,210.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,039,302	$346,056
Short-term investments	140,611	248,508
Accounts receivable, net	69,722	64,767
Other current assets	64,014	68,556

Total current assets	1,313,649	727,887
Long-term investments	5,225	9,803
Property, plant and equipment, net	1,874,325	1,808,115
Goodwill	359,319	381,050
Intangible assets, net	46,661	51,015
Other assets	68,589	60,280

Total assets	$3,667,768	$3,038,150

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$113,018	$99,053
Accrued property, plant and equipment	98,993	109,876
Current portion of capital lease and other financing obligations	6,490	6,452
Current portion of mortgage and loans payable	56,225	58,912
Other current liabilities	41,381	41,166

Total current liabilities	316,107	315,459
Capital lease and other financing obligations, less current portion	152,173	154,577
Mortgage and loans payable, less current portion	247,718	371,322
Senior notes	750,000	—
Convertible debt	899,182	893,706
Other liabilities	115,101	120,603

Total liabilities	2,480,281	1,855,667

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	40	39
Additional paid-in capital	1,691,726	1,665,662
Accumulated other comprehensive loss	(132,498)	(97,238)
Accumulated deficit	(371,781)	(385,980)

Total stockholders’ equity	1,187,487	1,182,483

Total liabilities and stockholders’ equity	$3,667,768	$3,038,150

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended March 31,
	2010	2009
	(unaudited)
Revenues	$248,649	$199,231

Costs and operating expenses:
Cost of revenues	133,050	111,805
Sales and marketing	19,468	14,403
General and administrative	43,155	35,150
Acquisition costs	4,994	—
Restructuring charges	—	(5,833)

Total costs and operating expenses	200,667	155,525

Income from operations	47,982	43,706
Interest income	506	916
Interest expense	(25,675)	(13,451)
Other-than-temporary impairment recovery (loss) on investments	3,420	(2,687)
Loss on debt extinguishment and interest rate swaps, net	(3,377)	—
Other income (expense)	20	(1,419)

Income before income taxes	22,876	27,065
Income tax expense	(8,677)	(11,608)

Net income	$14,199	$15,457

Earnings per share:
Basic earnings per share	$0.36	$0.41

Weighted average shares	39,562	37,861

Diluted earnings per share	$0.35	$0.40

Weighted average shares	40,785	38,739

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net income	$14,199	$15,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,301	40,400
Stock-based compensation	14,974	11,538
Restructuring charges	—	(5,833)
Amortization of intangible assets	1,388	1,276
Amortization of debt issuance costs and debt discount	5,554	2,437
Accretion of asset retirement obligation and accrued restructuring charges	568	226
Loss on debt extinguishment and interest rate swaps, net	3,377	—
Other items	499	2,839
Changes in operating assets and liabilities:
Accounts receivable	(6,086)	4,812
Other assets	4,455	5,623
Accounts payable and accrued expenses	15,886	6,282
Accrued restructuring charges	(412)	(521)
Other liabilities	(1,891)	2,168

Net cash provided by operating activities	99,812	86,704

Cash flows from investing activities:
Purchases of investments	(89,984)	—
Sales of investments	1,509	11,866
Maturities of investments	200,760	11,754
Purchases of other property, plant and equipment	(143,400)	(108,841)
Purchase of restricted cash	(686)	(583)
Release of restricted cash	244	7,840
Other investing activities	—	79

Net cash used in investing activities	(31,557)	(77,885)

Cash flows from financing activities:
Proceeds from employee equity awards	10,883	4,062
Proceeds from senior notes	750,000	—
Proceeds from loans payable	—	744
Repayment of capital lease and other financing obligations	(1,554)	(969)
Repayment of mortgage and loans payable	(114,340)	(7,210)
Debt issuance costs	(15,193)	(252)

Net cash provided by (used in) financing activities	629,796	(3,625)

Effect of foreign currency exchange rates on cash and cash equivalents	(4,805)	(3,352)

Net increase in cash and cash equivalents	693,246	1,842
Cash and cash equivalents at beginning of period	346,056	220,207

Cash and cash equivalents at end of period	$1,039,302	$222,049

Supplemental cash flow information:
Cash paid for taxes	$578	$2

Cash paid for interest	$8,288	$8,766

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. (“Equinix” or the “Company”) and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The condensed consolidated balance sheet data at December 31, 2009 has been derived from audited consolidated financial statements at that date. The consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Equinix’s Form 10-K as filed with the SEC on February 22, 2010. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

In October 2009, the Company announced that it had entered into an agreement with Switch & Data Facilities Company, Inc. (“Switch and Data”) under which the Company will acquire Switch and Data (“the Switch and Data Acquisition”). Under the terms of the Switch and Data Acquisition, Switch and Data stockholders will have the opportunity to elect to receive either 0.19409 shares of Equinix common stock or $19.06 in cash for each share of Switch and Data stock, valuing the equity of Switch and Data at approximately $649,000,000 based on the closing price of Equinix common stock as of April 23, 2010. The overall consideration to be paid by the Company in the Switch and Data Acquisition will be 80% Equinix common stock and 20% cash. In the event that holders of more than 80% of Switch and Data’s stock elect to receive Equinix common stock or holders of more than 20% of Switch and Data’s stock elect to receive cash, the consideration of the Switch and Data Acquisition will be pro-rated to achieve these proportions. In addition, a portion of the cash consideration payable to Switch and Data stockholders may be replaced by an equivalent amount of Equinix common stock to the extent necessary to enable the Switch and Data Acquisition to qualify as a tax-free exchange. Switch and Data operates 34 data centers in the U.S. and Canada. The combined company will operate under the Equinix name. The Switch and Data Acquisition will be accounted for using the acquisition method of accounting in accordance with the accounting standard for business combinations. On April 23, 2010, the Company received notification from the United States Department of Justice (the “DOJ”) that the DOJ has closed its investigation with respect to the Switch and Data Acquisition and also received notification from the Federal Trade Commission that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has been terminated. The Company expects the Switch and Data Acquisition to close on April 30, 2010, subject to the satisfaction or waiver of the other closing conditions set forth in the merger agreement.

Reclassifications

Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the consolidated financial statement presentation as of and for the three months ended March 31, 2010.

Property, Plant and Equipment

During the year ended December 31, 2009, the Company reassessed the estimated useful lives of certain of its property, plant and equipment as part of a review of the related assumptions. As a result, the estimated useful lives of certain of the Company’s property, plant and equipment were affected.

The Company undertook this review due to its determination that it was generally using certain of its existing assets longer than originally anticipated and, therefore, certain estimated useful lives have been lengthened. The change in the estimated useful lives of certain of the Company’s property, plant and equipment was accounted for as a change in accounting estimate on a prospective basis effective July 1, 2009 under the accounting standard related to changes in accounting estimates.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The change in estimated useful lives of certain of the Company’s property, plant and equipment, which has resulted in less depreciation expense than would have otherwise been recorded, resulted in the following increases for the three months ended March 31, 2010 (in thousands, except per share amounts):

Income from operations	$4,777
Net income	2,684
Earnings per share:
Basic and diluted	0.07

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	Three months ended March 31,
	2010	2009
Numerator:
Numerator for basic earnings per share	$14,199	$15,457
Effect of assumed conversion of convertible debt:
Interest expense, net of tax	—	45

Numerator for diluted earnings per share	$14,199	$15,502

Denominator:
Weighted-average shares	39,562	37,861

Effect of dilutive securities:
Convertible subordinated debentures	—	485
Employee equity awards	1,223	393

Total dilutive potential shares	1,223	878

Denominator for diluted earnings per share	40,785	38,739

Earnings per share:
Basic	$0.36	$0.41

Diluted	$0.35	$0.40

The following table sets forth weighted-average outstanding potential shares of common stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	March 31,
	2010	2009
Shares reserved for conversion of 2.50% convertible subordinated notes	2,232	2,232
Shares reserved for conversion of 3.00% convertible subordinated notes	2,945	2,945
Shares reserved for conversion of 4.75% convertible subordinated notes	4,433	—
Common stock warrants	—	1
Common stock related to stock-based compensation plans	619	2,457

	10,229	7,635

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Financial Instruments

The following table sets forth the estimated fair values of the Company’s mortgage and loans payable, senior notes and convertible debt as of (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage and Loans Payable:
Mortgage payable	$91,046	$86,954	$91,756	$83,406
Chicago IBX financing	—	—	109,991	109,700
Asia-Pacific financing	56,881	54,246	64,559	60,827
European financing	122,556	108,133	130,058	111,375
Netherlands financing	8,793	7,400	9,311	7,941
Singapore financing	24,667	22,417	24,559	21,739

	$303,943	$279,150	$430,234	$394,988

Senior Notes:
Senior notes	$750,000	$746,662	$—	$—

Convertible Debt:
2.50% convertible subordinated notes	$225,656	$240,119	$222,943	$228,935
3.00% convertible subordinated notes	395,986	426,821	395,986	461,324
4.75% convertible subordinated notes	277,540	319,345	274,777	307,248

	$899,182	$986,285	$893,706	$997,507

Income Taxes

The Company’s effective tax rates were 37.9% and 42.9% for the three months ended March 31, 2010 and 2009, respectively.

Construction in Progress

The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three months ended March 31,
	2010	2009
Interest expense	$25,675	$13,451
Interest capitalized	3,748	3,959

Total interest charges incurred	$29,423	$17,410

Stock-Based Compensation

In March 2010, the Compensation Committee and the Stock Award Committee of the Board of Directors approved the issuance of an aggregate of 597,063 shares of restricted stock units to certain employees, including executive officers, pursuant to the 2000 Equity Incentive Plan as part of the Company’s annual refresh program. All awards are subject to vesting provisions. All such equity awards described in this paragraph had a total fair value as of the dates of grant of $60,226,000, which is expected to be amortized over a weighted-average period of 2.56 years.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents, by operating expense, the Company’s stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations (in thousands):

	Three months ended March 31,
	2010	2009
Cost of revenues	$1,594	$1,094
Sales and marketing	2,931	2,180
General and administrative	10,449	8,264

	$14,974	$11,538

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its condensed consolidated financial statements, if any.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), which amends the use of fair value measures and the related disclosures. ASU 2010-06 requires new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements. The Company adopted ASU 2010-06 during the three months ended March 31, 2010 and its adoption did not have any significant impact on the Company’s condensed consolidated financial statements.

2. Balance Sheet Components

Cash, Cash Equivalents and Short-Term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following (in thousands) as of:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency obligations	$1,005,632	$109	$(39)	$1,005,702
Cash and money markets	167,381	—	—	167,381
Corporate bonds	7,691	145	—	7,836
Asset-backed securities	4,109	113	(3)	4,219

Total available-for-sale securities	1,184,813	367	(42)	1,185,138
Less amounts classified as cash and cash equivalents	(1,039,334)	—	32	(1,039,302)

Total securities classified as investments	145,479	367	(10)	145,836
Less amounts classified as short-term investments	(140,408)	(210)	7	(140,611)

Total long-term investments	$5,071	$157	$(3)	$5,225

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As of March 31, 2010 and December 31, 2009, cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less. The maturities of securities classified as short-term investments were one year or less as of March 31, 2010 and December 31, 2009. The maturities of securities classified as long-term investments were greater than one year and less than three years as of March 31, 2010 and December 31, 2009.

In January 2010, the Company received an additional distribution of $3,420,000 from its investment in the Reserve Primary Fund (the “Reserve”), a money market fund that suffered a decline in its Net Asset Value (“NAV”) of below $1 per share when the Reserve valued its exposure to investments held in Lehman Brothers Holdings, Inc. (“Lehman Brothers”) at zero. The Reserve held investments in commercial paper and short-term notes issued by Lehman Brothers, which filed for Chapter 11 bankruptcy protection in September 2008. During the years ended December 31, 2008 and 2009, the Company recorded other-than-temporary impairment losses on the Reserve. The Company also received distributions of its outstanding funds held by the Reserve during the years ended December 31, 2008 and 2009. As of December 31, 2009, the Company had no amounts remaining outstanding on its consolidated balance sheet for the Reserve. As a result, during the three months ended March 31, 2010, the Company recorded a recovery of other-than-temporary impairment loss, which is included in the Company’s condensed consolidated statement of operations. During the three months ended March 31, 2009, the Company recorded an other-than-temporary impairment loss of $2,687,000 in connection with its investment in the Reserve, which is included in the Company’s condensed consolidated statement of operations.

As of March 31, 2010, the Company’s net unrealized gains (losses) on its available-for-sale securities were comprised of the following (in thousands):

	Unrealized gains	Unrealized losses	Net unrealized gains/(losses)
Cash and cash equivalents	$—	$(32)	$(32)
Short-term investments	210	(7)	203
Long-term investments	157	(3)	154

	$367	$(42)	$325

While certain marketable securities carry unrealized losses, the Company expects that it will receive both principal and interest according to the stated terms of each of the securities and that the decline in market value is primarily due to changes in the interest rate environment from the time the securities were purchased as compared to interest rates at March 31, 2010.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the fair value and gross unrealized losses related to 15 available-for-sale securities with an aggregate cost basis of $942,519,000, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2010 (in thousands):

	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or more
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government and agency obligations	$941,884	$(39)	$—	$—
Asset-backed securities	—	—	593	(3)

	$941,884	$(39)	$593	$(3)

While the Company does not believe it holds investments that are other-than-temporarily impaired and believes that the Company’s investments will mature at par, as of March 31, 2010, the Company’s investments are subject to the currently adverse market conditions. If market conditions were to deteriorate, the Company could sustain other-than-temporary impairments to its investment portfolio which could result in additional realized losses being recorded or securities markets could become inactive which could affect the liquidity of the Company’s investments. As securities mature, the Company has reinvested the proceeds in U.S. government securities, such as Treasury bills and Treasury notes, of a short-term duration and lower yield in order to meet its near term liquidity and capital expenditure requirements. As a result, the Company expects to recognize lower interest income in future periods.

Accounts Receivable

Accounts receivables, net, consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Accounts receivable	$133,385	$126,122
Unearned revenue	(61,770)	(59,635)
Allowance for doubtful accounts	(1,893)	(1,720)

	$69,722	$64,767

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Current Assets

Other current assets consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Current portion of deferred tax assets, net	$41,839	$46,822
Prepaid expenses	11,747	10,277
Taxes receivable	6,228	7,081
Foreign currency forward contract receivable	1,550	498
Other receivables	1,191	2,083
Other current assets	1,459	1,795

	$64,014	$68,556

Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
IBX plant and machinery	$970,654	$925,360
Leasehold improvements	571,404	552,548
Buildings	274,464	277,247
Site improvements	195,133	231,437
IBX equipment	184,130	175,030
Computer equipment and software	88,918	85,472
Land	83,291	84,681
Furniture and fixtures	11,246	11,428
Construction in progress	315,530	243,129

	2,694,770	2,586,332
Less accumulated depreciation	(820,445)	(778,217)

	$1,874,325	$1,808,115

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $85,625,000 and $87,138,000 at March 31, 2010 and December 31, 2009, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $23,498,000 and $12,639,000 for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010 and December 31, 2009, the Company had accrued property, plant and equipment expenditures of $98,993,000 and $109,876,000, respectively. The Company’s planned capital expenditures during the remainder of 2010 and thereafter in connection with recently acquired IBX properties and expansion efforts are substantial. For further information, refer to “Other Purchase Commitments” in Note 7.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Goodwill:
Europe	$340,756	$362,569
Asia-Pacific	18,563	18,481

	359,319	381,050

Other intangibles:
Intangible asset – customer contracts	60,430	63,957
Intangible asset – leases	4,469	4,690
Intangible asset – others	1,624	1,630

	66,523	70,277
Accumulated amortization	(19,862)	(19,262)

	46,661	51,015

	$405,980	$432,065

The Company’s goodwill and intangible assets in Europe, denominated in British pounds and Euros, and goodwill in Asia-Pacific, denominated in Singapore dollars, are subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses, including goodwill and other intangibles, are a component of other comprehensive income and loss.

For the three months ended March 31, 2010 and 2009, the Company recorded amortization expense of $1,388,000 and $1,276,000, respectively, associated with its other intangible assets. Estimated future amortization expense related to these intangibles is as follows (in thousands):

Year ending:
2010 (nine months remaining)	$5,303
2011	5,383
2012	5,363
2013	5,363
2014	5,363
2015 and thereafter	19,886

Total	$46,661

Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Debt issuance costs, net	$33,111	$19,762
Deposits	26,357	28,032
Restricted cash	3,315	3,021
Prepaid expenses, non current	3,134	3,247
Deferred tax assets, net	1,589	5,171
Other assets	1,083	1,047

	$68,589	$60,280

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Accounts payable	$23,073	$14,874
Accrued compensation and benefits	26,371	35,809
Accrued interest	19,306	6,235
Accrued taxes	16,836	14,508
Accrued utilities and security	13,885	13,526
Accrued professional fees	4,194	4,657
Accrued other	9,353	9,444

	$113,018	$99,053

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Deferred installation revenue	$26,233	$26,319
Customer deposits	8,851	8,406
Deferred recurring revenue	2,634	2,689
Accrued restructuring charges	1,903	2,043
Deferred tax liabilities	814	814
Deferred rent	496	403
Other current liabilities	450	492

	$41,381	$41,166

Other Liabilities

Other liabilities consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Deferred rent, non-current	$34,436	$34,288
Deferred tax liabilities, non-current	24,425	25,937
Asset retirement obligations	19,707	17,710
Deferred installation revenue, non-current	17,535	18,228
Customer deposits, non-current	5,086	5,813
Deferred recurring revenue, non-current	4,924	5,160
Interest rate swap payable, non-current	4,257	8,496
Accrued restructuring charges, non-current	3,692	3,876
Other liabilities	1,039	1,095

	$115,101	$120,603

The Company currently leases the majority of its IBX data centers and certain equipment under non-cancelable operating lease agreements expiring through 2027. The IBX data center lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated rent expense abatement periods to better match the phased build- out of its centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Fair Value Measurements

The Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2010 were as follows (in thousands):

	Fair value at March 31, 2010	Fair value measurement using
		Level 1	Level 2	Level 3

Assets:
U.S. Government and Agency obligations	$1,005,702	$—	$1,005,702	$—
Cash and money markets	167,381	167,381	—	—
Corporate bonds	7,836	—	7,836	—
Asset-backed securities	4,219	—	4,219	—
Derivative assets (1)	1,550	—	1,550	—

	$1,186,688	$167,381	$1,019,307	$—

Liabilities:
Derivative liabilities (2)	(4,257)	—	(4,257)	—

	$(4,257)	$—	$(4,257)	$—

(1)	Included in the consolidated balance sheets within other current assets.
(2)	Included in the consolidated balance sheets within other liabilities.

The Company’s investments in money market funds, which are classified within Level 1 of the fair value hierarchy, are valued using quoted prices for identical instruments in active markets. The Company’s investments in U.S. government and agency securities, corporate bonds and asset-back securities are classified within Level 2 of the fair value hierarchy. Level 2 investments are valued based upon published clearing prices for similar securities with recent trades.

In determining the fair value of the Company’s interest rate swap derivatives, the Company uses the present value of expected cash flows based on observable market interest rate curves and volatilities commensurate with the term of each instrument and the credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the counterparty’s nonperformance risk. For foreign currency derivatives, the Company’s approach is to use forward contract and option valuation models employing market observable inputs, such as spot currency rates, time value and option volatilities and adjust for the credit default swap market. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit risk valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2010, the Company had assessed the significance of the impact of the credit risk valuation adjustments on the overall valuation of its derivative positions and had determined that the credit risk valuation adjustments were not significant to the overall valuation of its derivatives. Therefore, they are categorized as Level 2.

During the three months ended March 31, 2010, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.

During the three months ended March 31, 2010, there were no impairment charges recorded in connection with the Company’s goodwill and long-lived assets. The Company performs impairment tests for its goodwill at least annually (or whenever events or circumstances indicate a triggering event has occurred indicating that the carrying amount of the asset may not be recoverable). Goodwill attributed to the Company’s Europe reporting unit is scheduled to be tested for impairment in the third quarter of 2010 and its Asia-Pacific reporting unit in the fourth quarter of 2010. The Company performs impairment tests for its long-lived assets other than goodwill whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the three months ended March 31, 2010, the Company did not incur any additional charges related to its restructuring liabilities. The Company did record new asset retirement obligations during the three months ended March 31, 2010; however, the amounts were not significant.

4. Derivatives and Hedging Activities

Cash Flow Hedges–Interest Rate Swaps

The Company has some variable-rate debt financings. These obligations expose the Company to variability in interest payments and therefore fluctuations in interest expense and cash flows due to changes in interest rates. Interest rate swap contracts are used in the Company’s risk management activities in order to minimize significant fluctuations in earnings and cash flows that are caused by interest rate volatility. The Company’s interest rate swaps involve the exchange of variable-rate interest payments for fixed-rate interest payments based on the contractual underlying notional amount. Gains and losses on the interest rate swaps that are linked to the debt being hedged are expected to substantially offset this variability in earnings.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of the prepayment and termination of the Chicago IBX Financing in March 2010 (see Note 6, “Chicago IBX Financing”), the Company paid and terminated the associated interest rate swap for the Chicago IBX Financing at a loss of $3,160,000 in March 2010 as well. Furthermore, the Company’s three interest rate swaps associated with the European Financing were deemed to be ineffective hedges as of March 31, 2010 due to the prepayment and termination of the European Financing in April 2010 (see Note 11). As a result, the fair value of $4,203,000 associated with the effective portion of these interest rate swaps in accumulated other comprehensive loss was written off to the statement of operations during the three months ended March 31, 2010.

As of March 31, 2010, the Company had a total of three outstanding interest rate swap instruments with expiration dates in May 2011 as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated Other Comprehensive Loss (2)
Liabilities:
European Financing interest rate swaps	$83,857	$(4,257)	$—

(1)	Included in the condensed consolidated balance sheets within other liabilities.
(2)	A total of $4,203,000 associated with the effective portion included in accumulated other comprehensive income (loss) was written off to the statement of operations during the three months ended March 31, 2010 (see Note 6, “Loss on Debt Extinguishment and Interest Rate Swaps, Net”).

As of March 31, 2009, the Company had a total of six outstanding interest rate swap instruments with expiration dates ranging from August 2009 to May 2011 as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated Other Comprehensive Loss (2)
Liabilities:
European Financing interest rate swaps	$97,681	$(6,401)	$(6,632)
Chicago IBX Financing interest rate swap	105,000	(4,798)	(4,798)

	$202,681	$(11,199)	$(11,430)

(1)	Included in the condensed consolidated balance sheets within other current liabilities and other liabilities.
(2)	Included in the condensed consolidated balance sheets within accumulated other comprehensive income (loss).

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

The Company has not designated the foreign currency forward contracts as hedging instruments under the accounting standard for derivatives and hedging. Gains and losses on these contracts are included in other income (expense), net, along with those foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward contracts. The Company entered into various foreign currency forward contracts during the three months ended March 31, 2010 and 2009. As of March 31, 2010, the Company had gross assets totaling $1,679,000 and gross liabilities totaling $128,000 representing the fair values of these foreign currency forward contracts. The Company recorded its foreign currency forward contracts, net, by counter party, within other current assets. During the three months ended March 31, 2010, the Company recognized a net gain of $1,052,000 in connection with its foreign currency forward contracts, which is reflected in other income (expense) on the accompanying condensed consolidated statement of operations. During the three months ended March 31, 2009, the Company recognized a net loss of $176,000 in connection with its foreign currency forward contracts, which is reflected in other income (expense) on the accompanying statement of operations.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Related Party Transactions

The Company has several significant stockholders and other related parties that are also customers and/or vendors. For the three months ended March 31, 2010 and 2009, revenues recognized from related parties were $5,392,000 and $5,811,000, respectively. As of March 31, 2010 and 2009, accounts receivable with these related parties were $3,727,000 and $3,068,000, respectively. For the three months ended March 31, 2010 and 2009, costs and services procured from related parties were $393,000 and $146,000, respectively. As of March 31, 2010 and 2009, accounts payable with these related parties were $234,000 and $95,000, respectively.

6. Debt Facilities and Other Financing Obligations

Senior Notes

In February 2010, the Company issued $750,000,000 aggregate principal amount of 8.125% Senior Notes due March 1, 2018 (the “Senior Notes”). Interest is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2010.

The Senior Notes are governed by an Indenture dated March 3, 2010 between the Company, as issuer, and U.S. Bank National Association, as trustee (the “Senior Notes Indenture”). The Senior Notes Indenture contains covenants that limit the Company’s ability and the ability of its subsidiaries to, among other things:

•	incur additional debt;

•	pay dividends or make other restricted payments;

•	purchase, redeem or retire capital stock or subordinated debt;

•	make asset sales;

•	enter into transactions with affiliates;

•	incur liens;

•	enter into sale-leaseback transactions;

•	provide subsidiary guarantees;

•	make investments; and

•	merge or consolidate with any other person.

Each of these restrictions has a number of important qualifications and exceptions. The Senior Notes are unsecured and rank equal in right of payment to the Company’s existing or future senior debt and senior in right of payment to the Company’s existing and future subordinated debt. The Senior Notes will be effectively junior to any of the Company’s existing and future secured indebtedness and any indebtedness of its subsidiaries.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At any time prior to March 1, 2013, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the Senior Notes outstanding under the Senior Notes Indenture, at a redemption price equal to 108.125% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date, with the net cash proceeds of one or more equity offerings, provided that (i) at least 65% of the aggregate principal amount of the Senior Notes issued under the Senior Notes Indenture remains outstanding immediately after the occurrence of such redemption and (ii) the redemption must occur within 90 days of the date of the closing of such equity offerings. On or after March 1, 2014, the Company may redeem all or a part of the Senior Notes, on any one or more occasions, at the redemption prices set forth below plus accrued and unpaid interest thereon, if any, up to, but not including, the applicable redemption date, if redeemed during the one-year period beginning on March 1 of the years indicated below:

Redemption price of the Senior Notes
2014	104.0625%
2015	102.0313%
2016 and thereafter	100.0000%

At any time prior to March 1, 2014, the Company may also redeem all or a part of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus applicable premium (the “Applicable Premium”) and accrued and unpaid interest, if any, to, but not including, the date of redemption (the “Redemption Date”). The Applicable Premium means the greater of:

•	1.0% of the principal amount of the Senior Notes; and

•

the excess of: (a) the present value at such redemption date of (i) the redemption price of the Senior Notes at March 1, 2014 as shown in the above table, plus (ii) all required interest payments due on the Senior Notes through March 1, 2014 (excluding accrued but unpaid interest, if any, to, but not including the redemption date), computed using a discount rate equal to the yield to maturity of the United States Treasury securities with a constant maturity most nearly equal to the period from the redemption date to March 1, 2014, plus 0.50%; over (b) the principal amount of the Senior Notes.

Upon a change in control, the Company will be required to make an offer to purchase each holder’s Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase

Debt issuance costs related to the Senior Notes were, net of amortization, $14,423,000 as of March 31, 2010.

New Asia-Pacific Financing

In March 2010, five wholly-owned subsidiaries of the Company, located in Australia, Hong Kong, Japan and Singapore, entered into an agreement to enter into a new multi-currency credit facility agreement for approximately $170,000,000 (the “New Asia-Pacific Financing”). The New Asia-Pacific Financing will replace the Company’s currently outstanding Asia-Pacific Financing and Singapore Financing when completed. The New Asia-Pacific Financing will have a five-year term and consist of two tranches: (i) Tranche A will be available for immediate drawing upon satisfaction of certain conditions precedent and will be used to refinance the existing Asia-Pacific Financing and Singapore Financing and (ii) Tranche B will be available to draw upon for up to 24 months following the effective date of the New Asia-Pacific Financing. The New Asia Pacific Financing will bear an interest rate of 3.50% above the local borrowing rates for the first 12 months and an interest rate of 2.50% above the local borrowing rates thereafter depending on the leverage ratio within the five subsidiaries of the Company. The New Asia-Pacific Financing will contain financial covenants with which the Company must comply quarterly. The New Asia-Pacific Financing will be guaranteed by the parent, Equinix Inc., and will be secured by certain of the Company’s five subsidiaries’ assets and share pledges. The Company currently anticipates closing the New Asia-Pacific Financing in the second quarter of 2010.

Chicago IBX Financing

In March 2010, the Company prepaid and terminated the Chicago IBX Financing, of which principal of $109,991,000 was outstanding as of December 31, 2009. The Chicago IBX Financing was prepaid to the lender for an amount equal to 95.909% of the then outstanding principal balance outstanding, plus accrued and unpaid interest, resulting in a gain of $4,460,000. On the same date, the Company paid and terminated the interest rate swap associated with the Chicago IBX Financing (see Note 4) totaling $3,160,000. For additional information, refer to “Loss on Debt Extinguishment and Interest Rate Swaps, Net” below.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Bank of America Revolving Credit Line

In February 2010, the Company amended the Bank of America Revolving Credit Line and extended the maturity date to February 11, 2011. In addition, the Bank of America Revolving Credit Line was amended to permit the Company to fund the cash payment portion of the pending acquisition of Switch and Data and to repay or retire its outstanding loan obligations upon the closing of the Switch and Data Acquisition. The Bank of America Revolving Credit Line will be used primarily to fund the Company’s working capital and to enable the Company to issue letters of credit. The effect of issuing letters of credit under the Bank of America Revolving Credit Line reduces the amount available for borrowing under the Bank of America Revolving Credit Line. The Company may borrow, repay and reborrow under the Bank of America Revolving Credit Line at either the prime rate or at a borrowing margin of 2.75% over one, three or six month LIBOR, subject to a minimum borrowing cost of 3.00%. The Bank of America Revolving Credit Line contains three financial covenants, which the Company must comply with quarterly, consisting of a tangible net worth ratio, a debt service ratio and a senior leverage ratio and is collateralized by the Company’s domestic accounts receivable balances. As of March 31, 2010, the Company was in compliance with all financial covenants in connection with the Bank of America Revolving Credit Line. The Bank of America Revolving Credit Line is available for renewal subject to mutual agreement by both parties. As of March 31, 2010, the Company had issued 17 irrevocable letters of credit totaling $16,055,000 under the Bank of America Revolving Credit Line. As a result, the amount available to borrow was $8,945,000 as of March 31, 2010.

Loss on Debt Extinguishment and Interest Rate Swaps, Net

As a result of the repayment of the Chicago IBX Financing (see above) in March 2010 and the write-off of the interest rate swaps associated with the European Financing from accumulated other comprehensive income to earnings (see Note 4), the Company recorded a $3,377,000 loss on debt extinguishment and interest rate swaps, net, on the accompanying condensed consolidated statements of operations. Loss on debt extinguishment and interest rate swaps, net consisted of the following (in thousands):

Three months ended March 31, 2010
Principal discount on the Chicago IBX financing	$4,460
Write-off of the unamortized Chicago IBX financing debt issuance costs	(474)

Subtotal – gain on debt extinguishment	3,986

Chicago IBX financing interest rate swap	(3,160)
European financing interest rate swaps	(4,203)

Subtotal – loss on interest rate swaps	(7,363)

Loss on debt extinguishment and interest rate swaps, net	$(3,377)

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities

Combined aggregate maturities for the Company’s various debt facilities and other financing obligations as of March 31, 2010 were as follows (in thousands):

	Convertible debt (1)	Senior notes (1)	Mortgage and loans payable (1)	Capital lease and other financing obligations (2)	Total
2010 (nine months remaining)	$—	$—	$43,930	$12,967	$56,897
2011	—	—	55,589	18,981	74,570
2012	250,000	—	34,817	19,180	303,997
2013	—	—	35,139	19,297	54,436
2014	395,986	—	57,377	19,825	473,188
2015 and thereafter	373,750	750,000	77,091	159,498	1,360,339

	1,019,736	750,000	303,943	249,748	2,323,427
Less amount representing interest	—	—	—	(107,610)	(107,610)
Less amount representing debt discount	(120,554)	—	—	—	(120,554)
Plus amount representing residual property value	—	—	—	16,525	16,525

	899,182	750,000	303,943	158,663	2,111,788
Less current portion of principal	—	—	(56,225)	(6,490)	(62,715)

	$899,182	$750,000	$247,718	$152,173	$2,049,073

(1)	Represents principal only.
(2)	Represents principal and interest in accordance with minimum lease payments.

7. Commitments and Contingencies

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Pihana Litigation

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawaii, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the internet exchange services business of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana’s majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725,000,000 value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which adds new plaintiffs (other alleged holders of Pihana common stock) but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed in a separate action by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by Equinix and other Defendants. On April 24, 2009, plaintiffs filed a Second Amended Complaint (“SAC”) to correct the naming of certain parties. The SAC is otherwise substantively identical to the Amended Complaint, and all motions to dismiss the Amended Complaint have been treated as responsive to the SAC. On September 1, 2009, the Court heard Defendants’ motions to dismiss the SAC and ruled at the hearing that all claims against all Defendants are time-barred. The Court also considered whether there were further independent grounds for dismissing the claims, and supplemental briefing was submitted with respect to claims against one defendant and plaintiffs’ renewed request for further leave to amend. On March 23, 2010, the Court entered final Orders granting the motions to dismiss as to all Defendants and issued a minute Order denying Plaintiffs’ renewed request for further leave to amend. The Company believes that plaintiffs’ claims and alleged damages are without merit and it intends to continue to defend the litigation vigorously.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On January 19, 2010, counsel for parties in all three lawsuits entered into a memorandum of understanding in which they agreed upon the terms of a settlement of all three lawsuits. In connection with this settlement, the three lawsuits and all claims asserted therein are expected to be dismissed with prejudice. The proposed settlement is conditional upon, among other things, consummation of the merger and final approval of the proposed settlement by the Florida state court. The proposed settlement contemplates that plaintiffs’ counsel will apply to the Florida state court for an award of attorneys’ fees and costs in an aggregate amount of $900,000, and that the defendants will not oppose or undermine this application. The Company expects that approximately 70 percent of these attorneys’ fees will be paid by insurance maintained by Switch and Data, and that the Company will pay the remainder. Pursuant to this agreement, the parties sought and obtained stays of the Florida federal and Delaware actions pending approval of the settlement. On March 22, 2010, the parties entered into a stipulation of settlement and release, adopting the terms of the memorandum of understanding outlined above. Pursuant to this stipulation, on March 25, 2010, the parties filed a Joint Motion for Class Certification and Preliminary Approval of Settlement in Florida state court. If final approval of the settlement is granted, then the parties will seek dismissal with prejudice of the other two actions. If the settlement is not finalized, the Company intends to continue to defend the action vigorously.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

Litigation Summary

The Company believes that while an unfavorable outcome to these litigations is reasonably possible, a range of potential loss cannot be determined at this time. As a result, the Company had not accrued for any amounts in connection with these legal matters as of March 31, 2010. The Company and its officers and directors intend to continue to defend the actions vigorously.

Other Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of March 31, 2010, the Company was contractually committed for $75,764,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of March 31, 2010, such as commitments to purchase power in select locations, primarily in the U.S., Australia, Germany, Singapore and the United Kingdom, through the remainder of 2010 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2010 and thereafter. Such other miscellaneous purchase commitments totaled $101,829,000 as of March 31, 2010.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Other Comprehensive Income and Loss

The components of other comprehensive income (loss) are as follows (in thousands):

	Three months ended March 31,
	2010	2009
Net income	$14,199	$15,457
Foreign currency translation loss, net of tax of $242 and $0	(40,089)	(14,792)
Unrealized gain (loss) on available for sale securities, net of tax of $64 and $288, respectively	(104)	395
Unrealized gain (loss) on interest rate swaps, net of tax of $3,469 and $146, respectively	4,933	(274)

Comprehensive income (loss)	$(21,061)	$786

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

9. Segment Information

While the Company has a single line of business, which is the design, build-out and operation of IBX data centers, it has determined that it has three reportable segments comprised of its U.S., Europe and Asia-Pacific geographic regions. The Company’s chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on the Company’s revenue and adjusted EBITDA performance both on a consolidated basis and based on these three geographic regions.

The Company provides the following segment disclosures as follows (in thousands):

	Three months ended March 31,
	2010	2009
Total revenues:
United States	$148,556	$124,894
Europe	64,164	47,800
Asia-Pacific	35,929	26,537

	$248,649	$199,231

Total depreciation and amortization:
United States	$27,866	$25,849
Europe	14,353	9,565
Asia-Pacific	6,470	6,262

	$48,689	$41,676

Income from operations:
United States	$29,601	$33,941
Europe	8,321	5,426
Asia-Pacific	10,060	4,339

	$47,982	$43,706

Capital expenditures:
United States	$95,966	$76,099
Europe	39,844	19,881
Asia-Pacific	7,590	12,861

	$143,400	$108,841

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s long-lived assets are located in the following geographic areas as of (in thousands):

	March 31, 2010	December 31, 2009
United States	$1,185,923	$1,130,637
Europe	499,807	493,492
Asia-Pacific	188,595	183,986

	$1,874,325	$1,808,115

Revenue information on a services basis is as follows (in thousands):

	Three months ended March 31,
	2010	2009
Colocation	$200,359	$157,484
Interconnection	29,232	25,197
Managed infrastructure	7,300	7,377
Rental	345	264

Recurring revenues	237,236	190,322
Non-recurring revenues	11,413	8,909

	$248,649	$199,231

No single customer accounted for 10% or greater of the Company’s revenues for the three months ended March 31, 2010 and 2009. No single customer accounted for 10% or greater of the Company’s gross accounts receivable as of March 31, 2010 and December 31, 2009.

10. Restructuring Charges

A summary of the movement in the 2004 accrued restructuring charges from December 31, 2009 to March 31, 2010 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2009	Accretion expense	Cash payments	Accrued restructuring charge as of March 31, 2010
Estimated lease exit costs	$5,919	$87	$(411)	$5,595

	5,919	$87	$(411)	5,595

Less current portion	(2,403)			(1,903)

	$3,876			$3,692

As the Company currently has no plans to enter into a lease termination with the landlord associated with the excess space lease in the New York metro area, the Company has reflected its accrued restructuring liability as both a current and non-current liability. The Company reports accrued restructuring charges within other current liabilities and other liabilities on the accompanying consolidated balance sheets as of March 31, 2010 and December 31, 2009. The Company is contractually committed to this excess space lease through 2015.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Subsequent Events

On April 23, 2010, the Company received notification from the DOJ that the DOJ has closed its investigation with respect to the Switch and Data Acquisition and also received notification from the Federal Trade Commission that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has been terminated. The Company expects the Switch and Data Acquisition to close on April 30, 2010, subject to the satisfaction or waiver of the other closing conditions set forth in the merger agreement (see Note 1).

In April 2010, the Company prepaid and terminated the European Financing, of which principal of $122,555,000 was outstanding as of March 31, 2010 plus accrued and unpaid interest. At the same time, the Company paid and terminated the interest rate swaps associated with the European Financing (see Note 4), of which a derivative liability of $4,257,000 was outstanding as of March 31, 2010.

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

In October 2009, as more fully described in Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we announced that we had entered into an agreement to acquire Switch and Data, which operates 34 data centers in the U.S. and Canada. We refer to this transaction as the Switch and Data acquisition. On April 23, 2010, we received notification from the United States Department of Justice that it has closed its investigation with respect to the Switch and Data acquisition and also received notification from the Federal Trade Commission that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has been terminated. The Switch and Data acquisition, which we expect to close on April 30, 2010, subject to the satisfaction or waiver of the other closing conditions set forth in the merger agreement, will have a significant impact on our financial position, results of operations and cash flows.

In February 2010, we issued $750.0 million aggregate principal amount of 8.125% senior notes due March 1, 2018, which is referred to as the senior notes offering. We intend to use the net proceeds from this offering for general corporate purposes, including the funding of our expansion activities and the repayment of indebtedness.

Overview

Equinix provides global data center services that protect and connect the word’s most valued information assets. Global enterprises, financial services companies, and content and network service providers rely upon Equinix’s leading insight and our 51 data centers in 19 markets around the world for the safeguarding of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following data center services: premium data center colocation, interconnection and exchange services, and outsourced IT infrastructure services. As of March 31, 2010, we operated IBX data centers in the Chicago, Dallas, Los Angeles, New York, Silicon Valley and Washington, D.C. metro areas in the United States; France, Germany, the Netherlands, Switzerland and the United Kingdom in Europe; and Australia, Hong Kong, Japan and Singapore in Asia-Pacific.

We leverage our global data centers in 19 markets around the world as a global service delivery platform which serves more than 90% of the world’s Internet routes and allows our customers to increase information and application delivery performance while significantly reducing costs. Based on our global delivery platform and the quality of our IBX data centers, we believe we have established a critical mass of customers. As more customers locate in our IBX data centers, it benefits their suppliers and business partners to colocate as well in order to gain the full economic and performance benefits of our services. These partners, in turn, pull in their business partners, creating a “marketplace” for their services. Our global delivery platform enables scalable, reliable and cost-effective colocation, interconnection and traffic exchange thus lowering overall cost and increasing flexibility. Our focused business model is based on our critical mass of customers and the resulting “marketplace” effect. This global delivery platform, combined with our strong financial position, continues to drive new customer growth and bookings as we drive scale into our global business.

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

Our customer count increased to 2,757 as of March 31, 2010 versus 2,348 as of March 31, 2009, an increase of 17%. Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available taking into account power limitations. Our utilization rate decreased to 76% as of March 31, 2010 versus approximately 80% as of March 31, 2009; however, excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our utilization rate would have increased to approximately 84% as of March 31, 2010. Our utilization rate varies from market to market among our IBX data centers across the U.S., Europe and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

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

Our business is based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure services. We consider these services recurring as our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years and during the past three years, in any given quarter, greater than half of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth.

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

The largest components of our cost of revenues are depreciation, rental payments related to our leased IBX data centers, utility costs, including electricity and bandwidth, IBX data center employees’ salaries and benefits, including stock-based compensation, repairs and maintenance, supplies and equipment and security services. A substantial majority of our cost of revenues is fixed in nature and should not vary significantly from period to period, unless we expand our existing IBX data centers or open or acquire new IBX data centers. However, there are certain costs which are considered more variable in nature, including utilities and supplies, that are directly related to growth in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will increase in the future on a per-unit or fixed basis in addition to the variable increase related to the growth in consumption by the customer. In addition, the cost of electricity is generally higher in the summer months as compared to other times of the year. To the extent we incur increased utility costs, such increased costs could materially impact our financial condition, results of operations and cash flows. Furthermore, to the extent we incur increased electricity costs as a result of either climate change policies or the physical effects of climate change, such increased costs could materially impact our financial condition, results of operations and cash flows

Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, including stock-based compensation, sales commissions, marketing programs, public relations, promotional materials and travel, as well as bad debt expense and amortization of customer contract intangible assets.

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, accounting, legal and other professional service fees, and other general corporate expenses such as our corporate regional headquarters office leases and some depreciation expense.

Due to our recurring revenue model, and a cost structure which has a large base that is fixed in nature and generally does not grow in proportion to revenue growth, we expect our cost of revenues, sales and marketing expenses and general and administrative expenses to decline as a percentage of revenue over time, although we expect each of them to grow in absolute dollars in connection with our growth. This is evident in the trends noted below in our discussion on our results of operations. However, for cost of revenues, this trend may periodically be impacted when a large expansion project opens or is acquired and before it starts generating any meaningful revenue. Furthermore, in relation to cost of revenues, we note that the U.S. region has a lower cost of revenues as a percentage of revenue than either Europe or Asia-Pacific. This is due to both the increased scale and maturity of the U.S. region compared to either Europe or Asia-Pacific, as well as a higher cost structure outside of the U.S., particularly in Europe. While we expect all three regions to continue to see lower cost of revenues as a percentage of revenues in future periods, we expect the trend of the U.S. having the lowest cost of revenues as a percentage of revenue and Europe having the highest to continue. As a result, to the extent that revenue growth outside the U.S. grows in greater proportion than revenue growth in the U.S., our overall cost of revenues as a percentage of revenues may increase slightly in future periods. Sales and marketing expenses and general and administrative expenses may also periodically increase as a percentage of revenue as we continue to scale our operations to support our growth.

Results of Operations

Three Months Ended March 31, 2010 and 2009

Revenues. Our revenues for the three months ended March 31, 2010 and 2009 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three months ended March 31,				Change
	2010	%	2009	%	$	%
U.S:
Recurring revenues	$143,417	58%	$120,161	60%	$23,256	19%
Non-recurring revenues	5,139	2%	4,733	3%	406	9%

	148,556	60%	124,894	63%	23,662	19%

Europe:
Recurring revenues	59,445	24%	44,875	23%	14,570	32%
Non-recurring revenues	4,719	2%	2,925	1%	1,794	61%

	64,164	26%	47,800	24%	16,364	34%

Asia-Pacific:
Recurring revenues	34,374	13%	25,286	12%	9,088	36%
Non-recurring revenues	1,555	1%	1,251	1%	304	24%

	35,929	14%	26,537	13%	9,392	35%

Total:
Recurring revenues	237,236	95%	190,322	96%	46,914	25%
Non-recurring revenues	11,413	5%	8,909	4%	2,504	28%

	$248,649	100%	$199,231	100%	$49,418	25%

U.S. Revenues. The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers, as well as selective price increases in each of our IBX markets. During the three months ended March 31, 2010, we recorded $7.8 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Los Angeles and New York metro areas. We expect that our U.S. revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Dallas, New York, Silicon Valley and Washington, D.C. metro areas, which are expected to open during the remainder of 2010 and first quarter of 2011.

Europe Revenues. During the three months ended March 31, 2010, our revenues from Germany, the largest revenue contributor in the Europe region for the period, represented approximately 37% of the regional revenues. During the three months ended March 31, 2009, our revenues from the United Kingdom, the largest revenue contributor in the Europe region for the period, represented approximately 36% of the regional revenues. As in the U.S., Europe revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the three months ended March 31, 2010, we recorded approximately $6.3 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Dusseldorf, Frankfurt, Geneva and Paris metro areas. We expect that our Europe revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Amsterdam, Frankfurt, London and Zurich metro areas, which are expected to open during the remainder of 2010.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 37% and 36%, respectively, of the regional revenues for the three months ended March 31, 2010 and 2009. As in the U.S., Asia-Pacific revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the three months ended March 31, 2010, we recorded approximately $2.2 million of revenue generated from our IBX center expansions in the Hong Kong and Singapore metro areas. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX center expansions and additional expansions currently taking place in the Hong Kong and Singapore metro areas which are expected to open during the remainder of 2010.

Cost of Revenues. Our cost of revenues for the three months ended March 31, 2010 and 2009 were split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				Change
	2010	%	2009	%	$	%
U.S.	$72,073	54%	$63,811	57%	$8,262	13%
Europe	41,832	32%	31,842	29%	9,990	31%
Asia-Pacific	19,145	14%	16,152	14%	2,993	19%

Total	$133,050	100%	$111,805	100%	$21,245	19%

	Three months ended March 31,
	2010	2009
Cost of revenues as a percentage of revenues:
U.S.	49%	51%
Europe	65%	67%
Asia-Pacific	53%	61%
Total	54%	56%

U.S. Cost of Revenues. U.S. cost of revenues for the three months ended March 31, 2010 and 2009 included $26.4 million and $24.2 million, respectively, of depreciation expense. Growth in depreciation expense was due to our IBX center expansion activity; however, this growth was partially offset by a $2.3 million decrease in depreciation expense as we revised the estimated useful lives of certain of our property, plant and equipment during the three months ended September 30, 2009. Excluding depreciation, the increase in U.S. cost of revenues was primarily due to overall growth related to our revenue growth and costs associated with our expansion projects, including (i) an increase of $2.1 million in rent and facility costs, (ii) an increase of $1.5 million in utility costs as a result of increased customer installations and (iii) $1.1 million in higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (314 U.S. employees as of March 31, 2010 versus 290 as of March 31, 2009). We expect U.S. cost of revenues to increase as we continue to grow our business.

Europe Cost of Revenues. Europe cost of revenues for the three months ended March 31, 2010 and 2009 included $12.9 million and $8.1 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity; however, this growth was partially offset by a $265,000 decrease in depreciation expense as we revised the estimated useful lives of certain of our property, plant and equipment during the three months ended September 30, 2009. Excluding depreciation expense, the increase in Europe cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as (i) an increase of $1.8 million of utility costs arising from increased customer installations and revenues attributed to customer growth and (ii) $1.4 million of higher rent and facility costs. We expect Europe cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the three months ended March 31, 2010 and 2009 included $6.3 million and $6.1 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity; however, this growth was partially offset by a $2.2 million decrease in depreciation expense as we revised the estimated useful lives of certain of our property, plant and equipment during the three months ended September 30, 2009. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended March 31, 2010 and 2009 were split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				Change
	2010	%	2009	%	$	%
U.S.	$11,952	61%	$8,134	57%	$3,818	47%
Europe	4,991	26%	3,934	27%	1,057	27%
Asia-Pacific	2,525	13%	2,335	16%	190	8%

Total	$19,468	100%	$14,403	100%	$5,065	35%

	Three months ended March 31,
	2010	2009
Sales and marketing expenses as a percentage of revenues:
U.S.	8%	7%
Europe	8%	8%
Asia-Pacific	7%	9%
Total	8%	7%

U.S. Sales and Marketing Expenses. The increase in our U.S. sales and marketing expenses was primarily due to $2.5 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (125 U.S. sales and marketing employees as of March 31, 2010 versus 101 as of March 31, 2009). Going forward, although we are carefully monitoring our spending given the current economic environment, we generally expect U.S. sales and marketing expenses to increase as we continue to grow our business and invest further in various branding initiatives; however, as a percentage of revenues, we generally expect them to decrease. However, we have decided to invest further in our U.S. sales and marketing team in 2010 including anticipated headcount growth and new product innovation efforts and, as a result, this trend will be temporarily impacted.

Europe Sales and Marketing Expenses. The increase in our Europe sales and marketing expenses was primarily due to higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation expense. Going forward, although we are carefully monitoring our spending given the current economic environment, we generally expect Europe sales and marketing expenses to increase as we continue to grow our business; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expenses did not change significantly; however, our Asia-Pacific sales and marketing expenses for the three months ended March 31, 2010 included the benefit of a $680,000 accrual reversal associated with adjusting the estimated costs of an annual sales recognition program which is an out-of-period adjustment. This $680,000 out-of-period adjustment represents the correction of errors attributable to the year ended December 31, 2009, which we have concluded was not material to any previously-reported historical annual or quarterly period for the year ended December 31, 2009. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific sales and marketing expenses to increase as we continue to grow our business; however, as a percentage of revenues, we generally expect them to decrease.

General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2010 and 2009 were split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				Change
	2010	%	2009	%	$	%
U.S.	$29,936	69%	$24,841	71%	$5,095	21%
Europe	9,020	21%	6,598	19%	2,422	37%
Asia-Pacific	4,199	10%	3,711	10%	488	13%

Total	$43,155	100%	$35,150	100%	$8,005	23%

	Three months ended March 31,
	2010	2009
General and administrative expenses as a percentage of revenues:
U.S.	20%	20%
Europe	14%	14%
Asia-Pacific	12%	14%
Total	17%	18%

U.S. General and Administrative Expenses. The increase in our U.S. general and administrative expenses was primarily due to $4.6 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (320 U.S. general and administrative employees as of March 31, 2010 versus 278 as of March 31, 2009). Going forward, although we are carefully monitoring our spending given the current economic environment, we expect U.S. general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Europe General and Administrative Expenses. The increase in our Europe general and administrative expenses was primarily due to $1.3 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (160 Europe general and administrative employees as of March 31, 2010 versus 87 as of March 31, 2009). This growth in compensation costs was partially offset by a $1.2 million accrual reversal recorded during the three months ended March 31, 2010 associated with our annual bonus plan as a result of paying out less than originally anticipated. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our Europe general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to higher compensation costs. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Acquisition Costs. During the three months ended March 31, 2010, we recorded acquisition costs totaling $5.0 million, primarily related to the agreement to acquire Switch and Data. During the three months ended March 31, 2009, we did not record any acquisition costs. We expect our acquisition costs to remain significant during the second quarter of 2010 as we incur additional expenses to complete the Switch and Data acquisition.

Restructuring Charges. We did not record any restructuring charge for the three months ended March 31, 2010. During the three months ended March 31, 2009, we recorded a reversal of a restructuring charge accrual of $5.8 million for our excess space in the Los Angeles metro area as a result of our decision to utilize this space to expand our original Los Angeles IBX center. Our excess space lease in the New York metro area remains abandoned and continues to carry a restructuring charge.

Interest Income. Interest income decreased to $506,000 for the three months ended March 31, 2010 from $916,000 for the three months ended March 31, 2009. Interest income decreased primarily due to lower yields on invested balances. The average yield for the three months ended March 31, 2010 was 0.19% versus 0.87% for the three months ended March 31, 2009. We expect our interest income to remain at these low levels for the foreseeable future due to the impact of a lower interest rate environment, a portfolio more weighted towards short-term U.S. treasuries, and from the utilization of cash to finance our expansion activities.

Interest Expense. Interest expense increased to $25.7 million for the three months ended March 31, 2010 from $13.5 million for the three months ended March 31, 2009. This increase in interest expense was primarily due to additional financings entered into during 2009 and 2010 consisting of (i) our $750.0 million 8.125% senior notes offering in February 2010, (ii) our $373.8 million 4.75% convertible subordinated notes offering in June 2009 and (iii) our Singapore financing in September 2009, of which $24.7 million was outstanding as of March 31, 2010 with an approximate interest rate of 4.0% per annum. During the three months ended March 31, 2010 and 2009, we capitalized $3.7 million and $4.0 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we recognize the full impact of our $750.0 million 8.125% senior notes offering, although this will be partially offset by repayment of debt, such as the Chicago IBX financing in March 2010 and the European financing in April 2010, and capitalized interest, which we expect to increase during the remainder of 2010 as we intend to embark on more expansion projects. We may also incur additional indebtedness to support our growth, resulting in further interest expense, such as our new Asia-Pacific financing that we expect to close in the second quarter of 2010.

Other-Than-Temporary Impairment Recovery (Loss) On Investments. For the three months ended March 31, 2010, we recorded a $3.4 million recovery of other-than-temporary impairment loss on investments due to an additional distribution from one of our money market accounts as more fully described in Note 2 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2009, we recorded $2.7 million of other-than-temporary impairment loss on this same money market account.

Loss on debt extinguishment and interest rate swaps, net. During the three months ended March 31, 2010, we recorded a $3.4 million loss on debt extinguishment and interest rate swaps, net, which is comprised of (i) a net gain of $4.0 million representing principal discount and the write-off of related debt issuance costs and (ii) a loss of $7.4 million from the termination of an interest rate swap associated with the Chicago IBX financing as a result of repaying and terminating the Chicago IBX financing in March 2010 and the write-off of interest rate swaps associated with the European financing due to these interest rate swaps no longer being effective hedges as a result of repaying and terminating the European financing in April 2010.

Other Income (Expense). For the three months ended March 31, 2010, we recorded $20,000 of other income, primarily due to foreign currency exchange gains during the period. For the three months ended March 31, 2009, we recorded $1.4 million of other expense, primarily due to foreign currency exchange losses during the period.

Income Taxes. For the three months ended March 31, 2010 and 2009, we recorded $8.7 million and $11.6 million, respectively, of income tax expense. Our effective tax rates were 37.9% and 42.9% for the three months ended March 31, 2010 and 2009, respectively. We expect cash income taxes during the remainder of 2010 to be significantly lower than income tax expense for the year because we still have a large amount of net operating loss carry-forwards in most of the jurisdictions in which we operate, which can be used to offset the taxable profit generated in 2010. The cash tax for 2010 is primarily for the U.S. Alternative Minimum Tax and foreign income taxes, while cash tax for 2009 was primarily for the U.S. Alternative Minimum Tax, the California state income tax and foreign income taxes.

Non-GAAP Financial Measures

We provide all information required in accordance with generally accepted accounting principles (GAAP), but we believe that evaluating our ongoing operating results may be difficult if limited to reviewing only GAAP financial measures. Accordingly, we use non-GAAP financial measures, primarily adjusted EBITDA, to evaluate our operations. In presenting adjusted EBITDA, we exclude certain items that we believe are not good indicators of our current or future operating performance. These items are depreciation, amortization, accretion of asset retirement obligations and accrued restructuring charges, stock-based compensation, restructuring charges and acquisition costs. Legislative and regulatory requirements encourage the use of and emphasis on GAAP financial metrics and require companies to explain why non-GAAP financial metrics are relevant to management and investors. We exclude these items in order for our lenders, investors, and industry analysts, who review and report on us, to better evaluate our operating performance and cash spending levels relative to our industry sector and competitors.

For example, we exclude depreciation expense as these charges primarily relate to the initial construction costs of our IBX data centers and do not reflect our current or future cash spending levels to support our business. Our IBX data centers are long-lived assets, and have an economic life greater than 10 years. The construction costs of our IBX data centers do not recur and future capital expenditures remain minor relative to our initial investment. This is a trend we expect to continue. In addition, depreciation is also based on the estimated useful lives of our IBX data centers. These estimates could vary from actual performance of the asset, are based on historical costs incurred to build out our IBX data centers, and are not indicative of current or expected future capital expenditures. Therefore, we exclude depreciation from our operating results when evaluating our operations.

In addition, in presenting the non-GAAP financial measures, we exclude amortization expense related to certain intangible assets, as it represents a cost that may not recur and is not a good indicator of our current or future operating performance. We exclude accretion expense, both as it relates to asset retirement obligations as well as accrued restructuring charge liabilities, as these expenses represent costs which we believe are not meaningful in evaluating our current operations. We exclude non-cash stock-based compensation expense as it represents expense attributed to equity awards that have no current or future cash obligations. As such, we, and many investors and analysts, exclude this stock-based compensation expense when assessing the cash generating performance of our operations. We also exclude restructuring charges from our non-GAAP financial measures. The restructuring charges relate to our decisions to exit leases for excess space adjacent to several of our IBX data centers, which we did not intend to build out, or our decision to reverse such restructuring charges. Finally, we also exclude acquisition costs from our non-GAAP financial measures. The acquisition costs relate to costs we incur in connection with business combinations. Management believes such items as restructuring charges and acquisition costs are non-core transactions; however, these types of costs will or may occur in future periods.

Our management does not itself, nor does it suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. However, we have presented such non-GAAP financial measures to provide investors with an additional tool to evaluate our operating results in a manner that focuses on what management believes to be our core, ongoing business operations. We believe that the inclusion of this non-GAAP financial measure provides consistency and comparability with past reports and provides a better understanding of the overall performance of the business and its ability to perform in subsequent periods. We believe that if we did not provide such non-GAAP financial information, investors would not have all the necessary data to analyze Equinix effectively.

Investors should note, however, that the non-GAAP financial measures used by us may not be the same non-GAAP financial measures, and may not be calculated in the same manner, as that of other companies. In addition, whenever we use non-GAAP financial measures, we provide a reconciliation of the non-GAAP financial measure to the most closely applicable GAAP financial measure. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measure.

We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges and acquisition costs as presented below (dollars in thousands):

	Three months ended March 31,
	2010	2009
Income from operations	$47,982	$43,706
Depreciation, amortization and accretion expense	49,322	41,967
Stock-based compensation expense	14,974	11,538
Restructuring charges	—	(5,833)
Acquisitions costs	4,994	—

Adjusted EBITDA	$117,272	$91,378

The geographic split of our adjusted EBITDA is presented below (dollars in thousands):

	Three months ended March 31,
	2010	2009
U.S.:
Income from operations	$29,601	$33,941
Depreciation, amortization and accretion expense	28,174	26,039
Stock-based compensation expense	11,013	8,816
Restructuring charges	—	(5,833)
Acquisitions costs	4,994	—

Adjusted EBITDA	$73,782	$62,963

Europe:
Income from operations	$8,321	$5,426
Depreciation, amortization and accretion expense	14,484	9,601
Stock-based compensation expense	2,150	1,352

Adjusted EBITDA	$24,955	$16,379

Asia-Pacific:
Income from operations	$10,060	$4,339
Depreciation, amortization and accretion expense	6,664	6,327
Stock-based compensation expense	1,811	1,370

Adjusted EBITDA	$18,535	$12,036

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

Liquidity and Capital Resources

As of March 31, 2010, our total indebtedness was comprised of (i) convertible debt principal totaling $1.0 billion from our 2.50% convertible subordinated notes (gross of discount), our 3.00% convertible subordinated notes, and our 4.75% convertible subordinated notes (gross of discount) and (ii) non-convertible debt and financing obligations totaling $1.2 billion consisting of (a) $750.0 million of principal from our senior notes, (b) $303.9 million of principal from our mortgage and loans payable and (c) $158.7 million from capital lease and other financing obligations.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of our current portion of debt due, and to complete our publicly-announced expansion projects, as well as the Switch and Data acquisition, of which 20% of the total purchase price is payable in cash, for at least the next 12 months. As of March 31, 2010, we had $1.2 billion of cash, cash equivalents and short-term and long-term investments; however, of this amount, a total of $81.8 million resides in certain European subsidiaries where the use of such cash is currently limited to their general working capital needs or repaying the European financing. Besides our investment portfolio and any financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base and have continued to experience relatively strong collections, if the current market conditions were to deteriorate further, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity.

As of March 31, 2010, we had a total of approximately $13.7 million of additional liquidity available to us, which consists of (i) $8.9 million under the $25.0 million Bank of America revolving credit line, (ii) $3.0 million under the European financing and (iii) $1.8 million under the Singapore financing. Our indebtedness as of March 31, 2010, as noted above, included $1.2 billion of non-convertible senior debt. Although these are committed facilities, most of which are fully drawn or utilized and for which we are amortizing debt repayments of either principal and/or interest only, and we are in full compliance with all covenants related to them effective March 31, 2010, deteriorating market and liquidity conditions may give rise to issues which may impact the lenders’ ability to hold these debt commitments to their full term.

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

Sources and Uses of Cash

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$99,812	$86,704
Net cash used in investing activities	(31,557)	(77,885)
Net cash provided by (used in) financing activities	629,796	(3,625)

Operating Activities. The increase in net cash provided by operating activities was primarily due to improved operating results as discussed above, management of vendor payments and timing of interest payments. We expect that we will continue to generate cash from our operating activities during the remainder of 2010 and beyond.

Investing Activities. The decrease in net cash used in investing activities during the three months ended March 31, 2010 was primarily due to cash proceeds from investments that matured during the period, partially offset by higher capital expenditures. During the three months ended March 31, 2010 and 2009, these capital expenditures were $143.4 million and $108.8 million, respectively. We expect that our IBX expansion construction activity will be at consistent levels. However, if the opportunity to expand is greater than planned and we have sufficient funding to increase the expansion opportunities available to us, we may increase the level of capital expenditures to support this growth.

Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2010 was primarily due to our $750.0 million 8.125% senior notes offering in February 2010, partially offset by repayment of our debt facilities, including the Chicago IBX financing. Net cash used in financing activities during the three months ended March 31, 2009 was primarily due to repayment of our debt facilities, partially offset by proceeds from our employee equity awards. We expect that, unless we are successful in obtaining new financing, such as our new Asia-Pacific financing that we anticipate closing in the second quarter of 2010, our financing activities will consist primarily of repayment of our debt during the remainder of 2010, including the European financing in April 2010.

Debt Obligations

Senior Notes. In February 2010, we issued $750.0 million aggregate principal amount of 8.125% senior notes due March 1, 2018, which is referred to as the senior notes. Interest is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2010.

The senior notes are unsecured and rank equal in right of payment to our existing or future senior debt and senior in right of payment to our existing and future subordinated debt. The senior notes will be effectively junior to any of our existing and future secured indebtedness and any indebtedness of our subsidiaries.

At any time prior to March 1, 2013, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the senior notes outstanding at a redemption price equal to 108.125% of the principal amount of the senior notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date, with the net cash proceeds of one or more equity offerings, provided that (i) at least 65% of the aggregate principal amount of the senior notes remains outstanding immediately after the occurrence of such redemption and (ii) the redemption must occur within 90 days of the date of the closing of such equity offerings. On or after March 1, 2014, we may redeem all or a part of the 8.125% senior notes, on any one or more occasions, at the redemption prices set forth below plus accrued and unpaid interest thereon, if any, to, but not including, the applicable redemption date, if redeemed during the one-year period beginning on March 1 of the years indicated below:

Redemption price of the senior notes
2014	104.0625%
2015	102.0313%
2016 and thereafter	100.0000%

At any time prior to March 1, 2014, we may also redeem all or a part of the senior notes at a redemption price equal to 100% of the principal amount of the senior notes redeemed plus applicable premium plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

Upon a change in control, we will be required to make an offer to purchase each holder’s senior notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase.

Debt issuance costs related to the senior notes were, net of amortization, $14.4 million as of March 31, 2010.

New Asia-Pacific Financing. In March 2010, our five wholly-owned subsidiaries, located in Australia, Hong Kong, Japan and Singapore, entered into an agreement to enter into a new multi-currency credit facility agreement for approximately $170.0 million. We refer to this transaction as the new Asia-Pacific financing. The new Asia-Pacific financing will replace our currently outstanding Asia-Pacific financing and Singapore financing when completed. The new Asia-Pacific financing will have a five-year term and consist of two tranches: (i) Tranche A will be available for immediate drawing upon satisfaction of certain conditions precedent and will be used to refinance the existing Asia-Pacific financing and Singapore financing and (ii) Tranche B will be available to draw upon for up to 24 months following the effective date of the new Asia-Pacific financing. The new Asia Pacific financing will bear an interest rate of 3.50% above the local borrowing rates for the first 12 months and an interest rate of 2.50% above the local borrowing rates thereafter depending on the leverage ratio within our five subsidiaries. The new Asia-Pacific financing will contain financial covenants with which we must comply quarterly. The new Asia-Pacific financing will be guaranteed by us and will be secured by certain of our five subsidiaries’ assets and share pledges. We currently anticipate closing the new Asia-Pacific financing in the second quarter of 2010.

Chicago IBX Financing. In March 2010, we prepaid and terminated the Chicago IBX financing, of which principal of $110.0 million was outstanding as of December 31, 2009. The Chicago IBX financing was prepaid to the lender for an amount equal to 95.909% of the then outstanding principal balance outstanding, plus accrued and unpaid interest, resulting in a gain of $4.5 million. On the same date, we paid and terminated the interest rate swap associated with the Chicago IBX financing totaling $3.2 million.

$25.0 Million Bank of America Revolving Credit Line. In February 2010, we amended the $25.0 million Bank of America revolving credit line and extended the maturity date to February 11, 2011. In addition, the $25.0 million Bank of America revolving credit line was amended to permit us to fund the cash payment portion of the pending acquisition of Switch and Data and to repay or retire its outstanding loan obligations upon the closing of the Switch and Data acquisition. The $25.0 million Bank of America revolving credit line will be used primarily to fund our working capital and to enable us to issue letters of credit. The effect of issuing letters of credit under the $25.0 million Bank of America revolving credit line reduces the amount available for borrowing under the $25.0 million Bank of America revolving credit line. We may borrow, repay and reborrow under the $25.0 million Bank of America revolving credit line at either the prime rate or at a borrowing margin of 2.75% over one, three or six month LIBOR, subject to a minimum borrowing cost of 3.00%. The $25.0 million Bank of America revolving credit line contains three financial covenants, which we must comply with quarterly, consisting of a tangible net worth ratio, a debt service ratio and a senior leverage ratio and is collateralized by our domestic accounts receivable balances. As of March 31, 2010, we were in compliance with all financial covenants in connection with the $25.0 million Bank of America revolving credit line. The $25.0 million Bank of America revolving credit line is available for renewal subject to mutual agreement by both parties. As of March 31, 2010, we had issued 17 irrevocable letters of credit totaling $16.1 million under the $25.0 million Bank of America revolving credit line. As a result, the amount available to borrow was $8.9 million as of March 31, 2010.

European Financing. In April 2010, we prepaid and terminated the European financing, of which principal of $122.6 million was outstanding as of March 31, 2010 plus accrued and unpaid interest. At the same time, we paid and terminated the interest rate swaps associated with the European financing, of which a derivative liability of $4.3 million was outstanding as of March 31, 2010.

Contractual Obligations and Off-Balance Sheet Arrangements

We lease a majority of our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2027. The following represents our debt maturities, financings, leases and other contractual commitments as of March 31, 2010 (in thousands):

	2010 (9 months)	2011	2012	2013	2014	2015 and thereafter	Total
Convertible debt (1)	$—	$—	$250,000	$—	$395,986	$373,750	$1,019,736
Senior notes (1)	—	—	—	—	—	750,000	750,000
Asia-Pacific financing (1)	24,320	28,441	4,120	—	—	—	56,881
European financing (1)	14,908	16,565	19,875	24,019	47,188	—	122,555
Singapore financing (1)	1,233	6,167	6,167	6,167	4,934	—	24,668
Netherlands financing (1)	1,353	1,353	1,353	1,353	1,352	2,029	8,793
Interest (2)	69,640	101,788	95,750	91,985	88,631	240,191	687,985
Mortgage payable (3)	7,623	10,164	10,164	10,165	10,165	113,174	161,455
Capital lease and other financing obligations (3)	12,967	18,981	19,180	19,297	19,825	159,498	249,748
Operating leases under accrued restructuring charges (4)	1,874	2,266	2,455	2,471	2,487	1,460	13,013
Operating leases (5)	51,367	64,746	64,621	64,628	62,672	258,487	566,521
Other contractual commitments (6)	129,773	34,097	13,714	9	—	—	177,593
Asset retirement obligations (7)	—	—	—	—	—	19,707	19,707

	$315,058	$284,568	$487,399	$220,094	$633,240	$1,918,296	$3,858,655

(1)	Represents principal only.
(2)	Represents interest on convertible debt, senior notes, Asia-Pacific financing, European financing, Singapore financing and Netherlands financing based on their approximate interest rates as of March 31, 2010.
(3)	Represents principal and interest.
(4)	Excludes any subrental income.
(5)	Represents minimum operating lease payments, excluding potential lease renewals.
(6)	Represents off-balance sheet arrangements. Other contractual commitments are described below.
(7)	Represents liability, net of future accretion expense.

In connection with seven of our IBX leases, we entered into 17 irrevocable letters of credit totaling $15.1 million with Bank of America. These letters of credit were provided in lieu of cash deposits under the $25.0 million Bank of America revolving credit line and automatically renew in successive one-year periods until the final lease expiration date. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the $25.0 million Bank of America revolving credit line. These contingent commitments are not reflected in the table above.

Primarily as a result of our various IBX expansion projects, as of March 31, 2010, we were contractually committed for $75.8 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2010 and 2011, is reflected in the table above as “other contractual commitments.”

We had other non-capital purchase commitments in place as of March 31, 2010, such as commitments to purchase power in select locations, primarily in the U.S., Australia, Germany, Netherlands, Singapore, Tokyo and the United Kingdom, during the remainder of 2010 and thereafter, and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during the remainder of 2010 and beyond. Such other purchase commitments as of March 31, 2010, which total $101.8 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $150.0 million to $200.0 million, in addition to the $75.8 million in contractual commitments discussed above as of March 31, 2010, in our various IBX expansion projects during the remainder of 2010 in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.

Critical Accounting Estimates

Equinix’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management’s application of accounting policies. On an on-going basis, management evaluates its estimates and judgments. Critical accounting policies for Equinix that affect our more significant judgment and estimates used in the preparation of our condensed consolidated financial statements include accounting for income taxes, accounting for impairment of goodwill and accounting for property, plant and equipment, which are discussed in more detail under the caption “Critical Accounting Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As more fully described in Cash, Cash Equivalents and Short-Term and Long-Term Investments in Note 2 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, during the three months ended March 31, 2010, we received an additional distribution of $3.4 million from our investment in the Reserve Primary Fund. There have been no other significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the three months ended March 31, 2010 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Pihana Litigation

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawaii, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the internet exchange services business of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana’s majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725.0 million value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which adds new plaintiffs (other alleged holders of Pihana common stock) but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed in a separate action by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by Equinix and other Defendants. On April 24, 2009, plaintiffs filed a Second Amended Complaint (“SAC”) to correct the naming of certain parties. The SAC is otherwise substantively identical to the Amended Complaint, and all motions to dismiss the Amended Complaint have been treated as responsive to the SAC. On September 1, 2009, the Court heard Defendants’ motions to dismiss the SAC and ruled at the hearing that all claims against all Defendants are time-barred. The Court also considered whether there were further independent grounds for dismissing the claims, and supplemental briefing was submitted with respect to claims against one defendant and plaintiffs’ renewed request for further leave to amend. On March 23, 2010, the Court entered final Orders granting the motions to dismiss as to all Defendants and issued a minute Order denying Plaintiffs’ renewed request for further leave to amend. We believe that plaintiffs’ claims and alleged damages are without merit and we intend to continue to defend the litigation vigorously.

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

On January 19, 2010, counsel for parties in all three lawsuits entered into a memorandum of understanding in which they agreed upon the terms of a settlement of all three lawsuits. In connection with this settlement, the three lawsuits and all claims asserted therein are expected to be dismissed with prejudice. The proposed settlement is conditional upon, among other things, consummation of the merger and final approval of the proposed settlement by the Florida state court. The proposed settlement contemplates that plaintiffs’ counsel will apply to the Florida state court for an award of attorneys’ fees and costs in an aggregate amount of $900,000, and that the defendants will not oppose or undermine this application. We expect that approximately 70 percent of these attorneys’ fees will be paid by insurance maintained by Switch and Data, and that we will pay the remainder. Pursuant to this agreement, the parties sought and obtained stays of the Florida federal and Delaware actions pending approval of the settlement. On March 22, 2010, the parties entered into a stipulation of settlement and release, adopting the terms of the memorandum of understanding outlined above. Pursuant to this stipulation, on March 25, 2010, the parties filed a Joint Motion for Class Certification and Preliminary Approval of Settlement in Florida state court. If final approval of the settlement is granted, then the parties will seek dismissal with prejudice of the other two actions. If the settlement is not finalized, we intend to continue to defend the action vigorously.

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

We have a significant amount of debt and expect to incur additional debt to support our growth. As of March 31, 2010, our total indebtedness was approximately $2.1 billion, our stockholders’ equity was $1.2 billion and our cash and investments totaled $1.2 billion.

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

The occurrence of any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition. In addition, the performance of our stock price may trigger events that would require the write-off of a significant portion of our debt issuance costs related to our convertible debt, which may have a material adverse effect on our results of operations.

In addition, of our total indebtedness as of March 31, 2010, $1.2 billion was non-convertible senior debt. These are committed facilities, virtually all of which are fully drawn or advanced, for which we are amortizing debt repayments of either principal and/or interest only, and we were in compliance with the covenants related to this debt effective March 31, 2010. However, deteriorating market and liquidity conditions may give rise to issues which may impact the lenders’ ability to hold these debt commitments to maturity. Accordingly, these lenders of committed and drawn facilities may refuse to fund advances under the undrawn facilities or attempt to call outstanding amounts, even though no call provisions exist absent a default. Loss of these facilities would have an adverse effect on our liquidity.

We may also need to refinance a portion of our outstanding debt as it matures, such as our $250.0 million 2.50% convertible subordinated notes due 2012. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of our existing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. These risks could materially adversely affect our financial condition, cash flows and results of operations.

Acquisitions present many risks, and we may not realize the financial or strategic goals that were contemplated at the time of any transaction.

In October 2009, we announced that we had entered into an agreement to acquire Switch and Data in a transaction valued at approximately $649.0 million based on the closing price of Equinix common stock as of April 23, 2010. Over the last several years, we have completed several other acquisitions (including our acquisitions of IXEurope plc in 2007, Virtu Secure Webservices B.V. in 2008 and Upminster GmbH in 2009). We may make additional acquisitions in the future, which may include acquisitions of businesses, products, services or technologies that we believe to be complementary, as well as acquisitions of new IBX data centers or real estate for development of new IBX data centers. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to several potential risks, including:

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

Although we have in the past, and may decide in the future, to undertake foreign exchange hedging transactions to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure. For example, while we hedge certain of our foreign currency assets and liabilities on our consolidated balance sheet, we do not hedge revenue. During the first half of 2008, the U.S. dollar had been generally weaker relative to certain of the currencies of the foreign countries in which we operate. This overall weakness of the U.S. dollar had a positive impact on our consolidated results of operations because the foreign denominations translated into more U.S. dollars. However, during the second half of 2008 and through the first quarter of 2009, the U.S. dollar strengthened relative to certain of the currencies of the foreign countries in which we operate. This significantly impacted our consolidated financial position and results of operations as amounts in foreign currencies are generally translating into less U.S. dollars. During the last three quarters of 2009, the U.S. dollar weakened again relative to certain of the currencies of the foreign countries in which we operate, which had a positive impact to our results of operations. However, during the three months ended March 31, 2010, the U.S. dollar strengthened relative to certain of the currencies of the foreign countries in which we operate, which had a negative impact to our results of operations. In future periods, additional strengthening of the U.S. dollar could continue to have a negative impact on our consolidated financial position and results of operations including the amount of revenue that we report in future periods. For additional information on foreign currency risk, refer to our discussion of foreign currency risk in “Quantitative and Qualitative Disclosures About Market Risk” included in Part 1, Item 3 of this Quarterly Report.”

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

As of March 31, 2010, our accumulated deficit was $371.8 million. Although we have generated net income since 2008, our first full year of net income since our inception, we are also currently investing heavily in our future growth through the build-out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial crisis may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Since January 1, 2009, the closing sale price of our common stock on the NASDAQ Global Select Market has ranged from $42.26 to $109.56 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. General economic and market conditions, and market conditions for telecommunications stocks in general, may affect the market price of our common stock.

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

For the years ended December 31, 2009, 2008 and 2007, we recognized 39%, 37% and 23%, respectively, of our revenues outside the United States. For the three months ended March 31, 2010, we recognized 40% of our revenues outside the United States.

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

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawaii, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the internet exchange services business of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana’s majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725 million value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which adds new plaintiffs (other alleged holders of Pihana common stock), but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by Equinix and other Defendants. On April 24, 2009, plaintiffs filed a Second Amended Complaint (“SAC”) to correct the naming of certain parties. The SAC is otherwise substantively identical to the Amended Complaint, and all motions to dismiss the Amended Complaint have been treated as responsive to the SAC. On September 1, 2009, the Court heard Defendants’ motions to dismiss the SAC and ruled at the hearing that all claims against all Defendants are time-barred. The Court also considered whether there were further independent grounds for dismissing the claims, and supplemental briefing was submitted with respect to claims against one defendant and plaintiffs’ renewed request for further leave to amend. On March 23, 2010, the Court entered final Orders granting the motions to dismiss as to all Defendants and issued a minute Order denying Plaintiffs’ renewed request for further leave to amend. We believe that plaintiffs’ claims and alleged damages are without merit and we intend to continue to defend the litigation vigorously.

In the fourth quarter of 2009, three purported stockholder class action lawsuits were filed against us in connection with our proposed merger with Switch and Data. The first, filed October 27, 2009 in the Delaware Chancery Court, names Equinix, Sundance Acquisition Corporation, Switch and Data, and the members of Switch and Data’s board of directors as defendants. The lawsuit alleges that the Switch and Data directors breached their fiduciary duties to Switch and Data’s stockholders in connection with the proposed merger, and that Equinix aided and abetted these alleged breaches. The second complaint, filed October 30, 2009 in Florida state court, raises similar claims against the same defendants. The third complaint, filed on December 7, 2009 in the United States District Court for the Middle District of Florida, likewise raises similar claims but did not name Sundance Acquisition Corporation as a defendant. Both the second and third complaints included claims alleging that Switch and Data had failed to disclose material information concerning the merger to stockholders. On January 19, 2010, counsel for parties in all three lawsuits entered into a memorandum of understanding in which they agreed upon the terms of a settlement of all three lawsuits. In connection with this settlement, the three lawsuits and all claims asserted therein are expected to be dismissed with prejudice. The proposed settlement is conditional upon, among other things, consummation of the merger and final approval of the proposed settlement by the Florida state court. The proposed settlement contemplates that plaintiffs’ counsel will apply to the Florida state court for an award of attorneys’ fees and costs in an aggregate amount of $900,000, and that the defendants will not oppose or undermine this application. We expect that approximately 70 percent of these attorneys’ fees will be paid by insurance maintained by Switch and Data, and that we will pay the remainder. Pursuant to this agreement, the parties sought and obtained stays of the Florida federal and Delaware actions pending approval of the settlement. On March 22, 2010, the parties entered into a stipulation of settlement and release, adopting the terms of the memorandum of understanding outlined above. Pursuant to this stipulation, on March 25, 2010, the parties filed a Joint Motion for Class Certification and Preliminary Approval of Settlement in Florida state court. If final approval of the settlement is granted, then the parties will seek dismissal with prejudice of the other two actions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and reserved)

Item 5.	Other Information

On April 28, 2010, we prepaid and terminated the £82.0 million Senior Facilities Agreement dated June 28, 2007, by and among Equinix Group Limited, as administrative agent and security trustee and the Lenders (as defined therein), as amended, of which principal of $122.6 million was outstanding as of March 31, 2010 plus accrued and unpaid interest. On the same date, we paid and terminated the interest rate swaps associated with the European financing, of which a derivative liability of $4.3 million was outstanding as of March 31, 2010.

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

		Def. Proxy 14A	12/12/02

2.2	Agreement and Plan of Merger dated October 21, 2009, by and among Equinix, Inc., Switch & Data Facilities Company, Inc. and Sundance Acquisition Corporation.	8-K	10/22/09	2.1

2.3	Voting Agreement dated October 21, 2009, by and among Equinix, Inc. and certain directors, executive officers and significant stockholders of Switch & Data Facilities Company, Inc.	8-K	10/22/09	2.2

2.4	First Amendment to the Agreement and Plan of Merger dated March 20, 2010, by and among Equinix, Inc., Switch & Data Facilities Company, Inc. and Sundance Acquisition Corporation.	8-K	3/22/10	2.1

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.3	Amended and Restated Bylaws of the Registrant.	8-K	12/22/08	3.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Indenture dated March 30, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/07	4.4

4.3	Form of 2.50% Convertible Subordinated Note Due 2012 (see Exhibit 4.2).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

4.4	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4

4.5	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.4).

4.6	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/09	4.1

4.7	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.6).

4.8	Indenture dated March 3, 2010 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.				X

4.9	Form of 8.125% Senior Note Due 2018 (see Exhibit 4.8).				X

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.2	2000 Equity Incentive Plan, as amended.	10-K	12/31/07	10.3

10.3	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.4	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.5	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	S-8 (File No. 333-165033)	12/31/05	10.115

10.6	Form of Restricted Stock Agreement for Equinix’s executive officers under the Company’s 2000 Equity Incentive Plan.	10-K	12/31/05	10.115

10.7	Lease Agreement dated December 21, 2005 between Equinix Operating Co., Inc. and iStar El Segundo, LLC and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.126

10.8+	Loan and Security Agreement and Note between Equinix RP II, LLC and SFT I, Inc. dated December 21, 2005 and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.127

10.9	Lease Agreement dated as of December 21, 2005 between Equinix RP II, LLC and Equinix, Inc.	10-K	12/31/05	10.128

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.10	First Omnibus Modification Agreement dated December 27, 2006 by and among SFT I, Inc. (“SFT I”), Equinix RP II, LLC (“RP II”) and Equinix, Inc. (“Equinix”), Amended and Restated Promissory Note dated December 27, 2006 by RP II in favor of SFT I and Reaffirmation of Guaranty dated December 27, 2006 by RP II and Equinix in favor of SFT I.	10-K	12/31/06	10.37

10.11	First Amendment to Deed of Lease dated December 27, 2006 by and between Equinix RP II, LLC and Equinix Operating Co., Inc.	10-K	12/31/06	10.38

10.12	Form of Restricted Stock Agreements for Stephen M. Smith under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/07	10.45

10.13	Facility Agreement dated August 31, 2007 by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K., the Additional Borrowers (as defined therein), the Lenders (as defined therein), and ABN AMRO BANK N.V., and related Guarantee dated August 31, 2007 by Equinix, Inc.	10-Q	9/30/07	10.47

10.14	£82,000,000 Senior Facilities Agreement dated June 29, 2007 by and among IXEurope plc, CIT Bank Limited, as arranger, CIT Capital Finance (UK) Limited, as administrative agent and security trustee and the Lenders (as defined therein).	10-Q	9/30/07	10.49

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.15	Amendment and Accession Agreement, dated as of January 31, 2008, by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K. and Equinix Australia Pty. Limited, as Borrowers, ABN AMRO Bank N.V., Singapore Branch, ABN AMRO Bank N.V., Japan Branch and ABN AMRO Australia Pty Limited, as Lenders and ABN AMRO Bank N.V., as Facility Agent, Arranger and Collateral Agent and related Amendment No. 1 to Guarantee by Equinix, Inc.	10-K	12/31/07	10.32

10.16	Letter Agreement, dated April 22, 2008, by and between Eric Schwartz and Equinix Operating Co,, Inc.	10-Q	6/30/08	10.34

10.17	Letter Amendment, dated May 6, 2008, to £82,000,000 Senior Facilities Agreement dated June 29, 2007, by and among Equinix Group Limited, CIT Bank Limited, as arranger, CIT Capital Finance (UK) Limited, as administrative agent and security trustee and the Lenders (as defined therein).	10-Q	6/30/08	10.37

10.18	Second Amendment and Accession Agreement, dated as of June 6, 2008, by and among Equinix Singapore Pte. Ltd., Equinix Japan K.K., Equinix Australia Pty. Limited and Equinix Hong Kong Limited, as Borrowers, ABN AMRO Bank N.V. and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Hong Kong Branch, as Lenders and ABN AMRO Bank N.V., as Facility Agent, Arranger and Collateral Agent and related Amendment No. 2 to Guarantee by Equinix, Inc.	10-Q	6/30/08	10.38

10.19	Lease Agreement, dated September 30, 2008, by and between Equinix Paris SAS and Digital Realty (Paris 2) SCI, and related guarantee by Equinix, Inc.	10-Q	9/30/08	10.40

10.20	Letter of Approval & Consent, dated January 15, 2009, to £82,000,000 Senior Facilities Agreement dated June 29, 2007, by and among Equinix Group Limited, CIT Bank Limited, as arranger, CIT Capital Finance (UK) Limited, as administrative agent and security trustee and the Lenders (as defined therein).	10-K	12/31/08	10.30

10.21	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31

10.22	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.23	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.24	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.	10-K	12/31/08	10.34

10.25	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

10.26	Change in Control Severance Agreement by and between Jarrett Appleby and Equinix, Inc. dated December 11, 2008.	10-K	12/31/08	10.36

10.27	Offer Letter from Equinix, Inc. to Jarrett Appleby dated November 6, 2008.	10-K	12/31/08	10.37

10.28	Restricted Stock Unit Agreement for Jarrett Appleby under the Equinix, Inc. 2000 Equity Incentive Plan.	10-K	12/31/08	10.38

10.29	Form of Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/09	10.39

10.30	Form of Restricted Stock Unit Agreement for all other executive officers.	10-Q	3/31/09	10.40

10.31	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.1

10.32	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.2

10.33	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.3

10.34	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.35	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.5

10.36	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.6

10.37	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.7

10.38	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.8

10.39	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.9

10.40	Turn Key Data Center Lease by and between Digital Lakeside, LLC and Equinix Operating Co., Inc., dated as of July 10, 2009.	10-Q	9/30/09

10.41	Equinix, Inc. 2010 Incentive Plan.				X

10.42	Addendum to international assignment letter agreement by and between Eric Schwartz and Equinix Operating Co., Inc., dated February 17, 2010.				X

10.43

Facility Agreement, by and among Equinix Australia Pty Ltd., Equinix Hong Kong Limited, Equinix Singapore Pte. Ltd., Equinix Pacific Pte. Ltd and Equinix Japan K.K., as borrowers, DBS Bank Ltd., ING Bank, N.V., Singapore Branch, The Royal Bank of Scotland N.V. and GE Commercial Finance (Hong Kong) Ltd., as Joint Mandated Lead Arrangers and as Joint Mandated Bookrunners, the lenders set forth therein, and The Royal Bank of Scotland N.V., as Facility Agent, dated March 10, 2010.

					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.44	Amendment No. 1 to Commercial Lease, dated April 10, 2010, by and between Equinix Paris SAS and Digital Realty (Paris 2) SCI, and related guarantee by Equinix, Inc.				X

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.

Date: April 28, 2010

	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

4.8	Indenture dated March 3, 2010 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.

4.9	Form of 8.125% Senior Note Due 2018 (see Exhibit 4.8).

10.41	Equinix, Inc. 2010 Incentive Plan.

10.42	Addendum to international assignment letter agreement by and between Eric Schwartz and Equinix Operating Co., Inc., dated February 17, 2010.

10.43

Facility Agreement, by and among Equinix Australia Pty Ltd., Equinix Hong Kong Limited, Equinix Singapore Pte. Ltd., Equinix Pacific Pte. Ltd and Equinix Japan K.K., as borrowers, DBS Bank Ltd., ING Bank, N.V., Singapore Branch, The Royal Bank of Scotland N.V. and GE Commercial Finance (Hong Kong) Ltd., as Joint Mandated Lead Arrangers and as Joint Mandated Bookrunners, the lenders set forth therein, and The Royal Bank of Scotland N.V., as Facility Agent, dated March 10, 2010.

10.44	Amendment No,1 to Commercial Lease, dated April 10, 2010, by and between Equinix Paris SAS and Digital Realty (Paris 2) SCI, and related guarantee by Equinix, Inc.

21.1	Subsidiaries of Equinix, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.