Form 10-Q
period 2010-06-30
EQUINIX INC
filed 2010-08-04
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s Common Stock as of June 30, 2010 was 45,589,839.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$511,342	$346,056
Short-term investments	206,111	248,508
Accounts receivable, net	106,255	64,767
Other current assets	64,527	68,556

Total current assets	888,235	727,887
Long-term investments	4,497	9,803
Property, plant and equipment, net	2,400,809	1,808,115
Goodwill	760,087	381,050
Intangible assets, net	157,340	51,015
Other assets	71,240	60,280

Total assets	$4,282,208	$3,038,150

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$138,725	$99,053
Accrued property, plant and equipment	85,350	109,876
Current portion of capital lease and other financing obligations	7,995	6,452
Current portion of mortgage and loans payable	21,968	58,912
Other current liabilities	45,531	41,166

Total current liabilities	299,569	315,459
Capital lease and other financing obligations, less current portion	207,305	154,577
Mortgage and loans payable, less current portion	167,351	371,322
Senior notes	750,000	—
Convertible debt	904,769	893,706
Other liabilities	203,017	120,603

Total liabilities	2,532,011	1,855,667

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	46	39
Additional paid-in capital	2,288,816	1,665,662
Accumulated other comprehensive loss	(164,610)	(97,238)
Accumulated deficit	(374,055)	(385,980)

Total stockholders’ equity	1,750,197	1,182,483

Total liabilities and stockholders’ equity	$4,282,208	$3,038,150

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(unaudited)
Revenues	$296,094	$213,168	$544,743	$412,399

Costs and operating expenses:
Cost of revenues	162,582	118,534	295,632	230,339
Sales and marketing	28,913	16,369	48,381	30,772
General and administrative	54,166	37,456	97,321	72,606
Restructuring charges	4,357	(220)	4,357	(6,053)
Acquisition costs	5,849	—	10,843	—

Total costs and operating expenses	255,867	172,139	456,534	327,664

Income from operations	40,227	41,029	88,209	84,735
Interest income	491	680	997	1,596
Interest expense	(37,615)	(15,912)	(63,290)	(29,363)
Other-than-temporary impairment recovery (loss) on investments	—	—	3,420	(2,687)
Loss on debt extinguishment and interest rate swaps, net	(1,454)	—	(4,831)	—
Other income (expense)	(1,481)	2,610	(1,461)	1,191

Income before income taxes	168	28,407	23,044	55,472
Income tax expense	(2,442)	(10,967)	(11,119)	(22,575)

Net income (loss)	$(2,274)	$17,440	$11,925	$32,897

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.05)	$0.46	$0.29	$0.87

Weighted-average shares	43,507	38,152	41,546	38,007

Diluted earnings (loss) per share	$(0.05)	$0.44	$0.28	$0.84

Weighted-average shares	43,507	39,318	42,721	39,008

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net income	$11,925	$32,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	106,418	83,921
Stock-based compensation	33,070	24,997
Restructuring charges	4,357	(6,053)
Amortization of intangible assets	5,021	2,646
Amortization of debt issuance costs and debt discounts	12,243	5,714
Accretion of asset retirement obligation and accrued restructuring charges	1,379	536
Loss on debt extinguishment and interest rate swaps, net	4,831	—
Other items	1,398	3,825
Changes in operating assets and liabilities:
Accounts receivable	(31,757)	(1,026)
Other assets	7,957	3,494
Accounts payable and accrued expenses	19,060	12,965
Other liabilities	(19,184)	1,527

Net cash provided by operating activities	156,718	165,443

Cash flows from investing activities:
Purchases of investments	(284,926)	(149,763)
Sales of investments	2,203	20,754
Maturities of investments	330,021	16,472
Purchase of Switch and Data, net of cash acquired	(113,289)	—
Purchases of property, plant and equipment	(292,105)	(179,607)
Purchase of restricted cash	(1,160)	(893)
Release of restricted cash	244	11,013
Other investing activities	—	79

Net cash used in investing activities	(359,012)	(281,945)

Cash flows from financing activities:
Proceeds from employee equity awards	22,153	8,954
Proceeds from senior notes	750,000	—
Proceeds from convertible debt	—	373,750
Proceeds from loans payable	98,958	744
Repayment of capital lease and other financing obligations	(12,401)	(2,338)
Repayment of mortgage and loans payable	(458,028)	(23,522)
Capped call costs	—	(49,664)
Debt issuance costs	(23,119)	(9,956)
Other financing obligations	—	(252)

Net cash provided by financing activities	377,563	297,716

Effect of foreign currency exchange rates on cash and cash equivalents	(9,983)	3,796

Net increase in cash and cash equivalents	165,286	185,010
Cash and cash equivalents at beginning of period	346,056	220,207

Cash and cash equivalents at end of period	$511,342	$405,217

Supplemental cash flow information:
Cash paid for taxes	$1,496	$1,220

Cash paid for interest	$33,067	$27,034

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

On April 30, 2010, the Company completed its acquisition of Switch & Data Facilities Company, Inc. (“Switch and Data”), a publicly-held company headquartered in Tampa, Florida (the “Switch and Data Acquisition”) (see Note 2).

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements include the accounts of Equinix and its subsidiaries, including the operations of Switch and Data from the date of acquisition (see Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the consolidated financial statement presentation as of and for the three and six months ended June 30, 2010.

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

The change in estimated useful lives of certain of the Company’s property, plant and equipment, which has resulted in less depreciation expense than would have otherwise been recorded, resulted in the following increases (in thousands, except per share amounts):

	Three months ended	Six months ended
	June 30, 2010
Income from operations	$3,922	$7,890
Net income	2,209	4,445
Earnings per share:
Basic and diluted	0.05	0.10

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator:
Numerator for basic earnings (loss) per share	$(2,274)	$17,440	$11,925	$32,897

Effect of assumed conversion of convertible debt:
Interest expense, net of tax	—	—	—	22

Numerator for diluted earnings (loss) per share	$(2,274)	$17,440	$11,925	$32,919

Denominator:
Weighted-average shares	43,507	38,152	41,546	38,007

Effect of dilutive securities:
Convertible subordinated debentures	—	367	—	426
Employee equity awards	—	799	1,175	575

Total dilutive potential shares	—	1,166	1,175	1,001

Denominator for diluted earnings per share	43,507	39,318	42,721	39,008

Earnings (loss) per share:
Basic	$(0.05)	$0.46	$0.29	$0.87

Diluted	$(0.05)	$0.44	$0.28	$0.84

The following table sets forth weighted-average outstanding potential shares of common stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Shares reserved for conversion of 2.50% convertible subordinated notes	2,232	2,232	2,232	2,232
Shares reserved for conversion of 3.00% convertible subordinated notes	2,945	2,945	2,945	2,945
Shares reserved for conversion of 4.75% convertible subordinated notes	4,433	1,072	4,433	539
Common stock warrants	—	1	—	1
Common stock related to employee equity awards	3,752	1,192	785	2,028

	13,362	7,442	10,395	7,745

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Financial Instruments

The following table sets forth the estimated fair values of the Company’s mortgage and loans payable, senior notes and convertible debt as of (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage and Loans Payable:
Mortgage payable	$90,361	$88,896	$91,756	$83,406
Chicago IBX financing	—	—	109,991	109,700
Asia-Pacific financing	—	—	64,559	60,827
New Asia-Pacific financing	98,958	94,985	—	—
European financing	—	—	130,058	111,375
Netherlands financing	—	—	9,311	7,941
Singapore financing	—	—	24,559	21,739

	$189,319	$183,881	$430,234	$394,988

Senior Notes:
Senior notes	$750,000	$752,681	$—	$—

Convertible Debt:
2.50% convertible subordinated notes	$228,457	$236,824	$222,943	$228,935
3.00% convertible subordinated notes	395,986	372,722	395,986	461,324
4.75% convertible subordinated notes	280,326	335,133	274,777	307,248

	$904,769	$944,679	$893,706	$997,507

Income Taxes

The Company’s effective tax rates were 48.3% and 40.7% for the six months ended June 30, 2010 and 2009, respectively. The increase in the effective tax rate for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was primarily due to an increase in foreign losses, which did not benefit the Company’s effective tax rate.

The Company’s unrecognized tax benefits increased by $12,932,000 during the three months ended June 30, 2010 due to the Switch and Data Acquisition. These unrecognized tax benefits served to reduce the deferred tax assets acquired from the Switch and Data Acquisition.

Interest Charges

The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Interest expense	$37,615	$15,912	$63,290	$29,363
Interest capitalized	2,988	3,810	6,736	7,769

Interest charges incurred	$40,603	$19,722	$70,026	$37,132

Stock-Based Compensation

In February and March 2010, the Compensation Committee and the Stock Award Committee of the Board of Directors approved the issuance of an aggregate of 597,063 shares of restricted stock units to certain employees, including executive officers, pursuant to the 2000 Equity Incentive Plan as part of the

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company’s annual refresh program. All awards are subject to vesting provisions. All such equity awards described in this paragraph had a total fair value as of the dates of grant of $60,226,000, which is expected to be amortized over a weighted-average period of 2.56 years.

In April 2010, as a result of the Switch and Data Acquisition, the Company issued 476,943 options to purchase the Company’s common shares and 98,509 restricted stock units of the Company’ common shares to Switch and Data employees in exchange for their outstanding options to purchase shares of and restricted stock units of Switch and Data (see Note 2). An aggregate fair value of approximately $35,395,000 was attributed to these equity awards, of which $16,508,000 was included as part of the consideration of the Switch and Data Acquisition and the remaining $18,887,000 is expected to be amortized over a weighted-average period of 2.14 years.

The following table presents, by operating expense category, the Company’s stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2010		2009	2010		2009
Cost of revenues	$1,744		$1,458	$3,338		$2,552
Sales and marketing	3,758		2,838	6,689		5,018
General and administrative	12,594		9,163	23,043		17,427
Restructuring charges	1,491	(1)	—	1,491	(1)	—

	$19,587		$13,459	$34,561		$24,997

(1) See “Switch and Data Restructuring Charge” in Note 12.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), which amends the use of fair value measures and the related disclosures. ASU 2010-06 requires new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, which is effective for interim and annual periods beginning after December 15, 2009. ASU 2010-06 also requires disclosure of activity in Level 3 fair value measurements on a gross basis, which is effective for fiscal years beginning after December 15, 2010. The Company adopted ASU 2010-06 during the three months ended March 31, 2010 with respect to the new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, and its adoption did not have any significant impact on the Company’s condensed consolidated financial statements. The Company is currently evaluating the impact that the disclosure of activity in Level 3 fair value measurements will have on its consolidated financial statements, if any.

2. Switch and Data Acquisition

On April 30, 2010 (the “Acquisition Date”), the Company acquired 100% of the issued and outstanding share capital of Switch and Data, a publicly-held company headquartered in Tampa, Florida. Switch and Data operated 34 data centers in the U.S. and Canada. The combined company operates under the Equinix name. There were no historical transactions between Equinix and Switch and Data.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company included Switch and Data’s results of operations from May 1, 2010 and estimated fair value of assets acquired and liabilities assumed in its condensed consolidated balance sheets beginning April 30, 2010. The Company incurred acquisition costs of $5,849,000 and $10,843,000, respectively, for the three and six months ended June 30, 2010 related to the Switch and Data Acquisition which was included in the condensed consolidated statements of operations.

Additionally, as a result of the Switch and Data Acquistion, the Company incurred a restructuring charge of $4,372,000 during the three months ended June 30, 2010 (see Note 12).

Fair Value of Consideration Transferred

Under the final terms of the Switch and Data Acquisition, each stock-electing share received 0.19409 shares of Equinix common stock, each cash-electing share received $19.06 in cash, and each non-electing share received 0.11321688 shares of Equinix common stock and $7.94189104 in cash, in each case subject to the terms of the merger agreement. Additionally, the Company assumed Switch and Data’s outstanding employee equity awards. The following table presents the fair value of consideration transferred to acquire Switch and Data at the Acquisition Date (in thousands):

Cash (1)	$134,007
Common stock (2)	549,389
Switch and Data employee equity awards (3)	16,508

Total	$699,904

(1)    Represents payment for approximately 20% of Switch and Data’s total common stock outstanding as of the Acquisition Date.

(2)    Fair value of 5,458,413 shares of the Company’s common stock issued in exchange for approximately 80% of Switch and Data’s total common stock outstanding as of the Acquisition Date. The value of the Company’s common stock issued was determined based on the Company’s closing share price on the Acquisition Date, or $100.65 per share.

(3)    Represents fair value attributed to vested shares of Switch and Data employee equity awards which the Company assumed. The Company issued 476,943 options to purchase the Company’s common stock and 98,509 restricted stock units of the Company’s common stock to Switch and Data employees with an aggregate fair value of $35,395,000 in exchange for their options to purchase shares of and restricted stock units of Switch and Data (see Note 1, “Stock-Based Compensation”).

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Purchase Price Allocation

The Switch and Data Acquisition was accounted for using the acquisition method of accounting in accordance with the accounting standard for business combinations. Under the acquisition method of accounting, the total purchase price was allocated to Switch and Data’s net tangible and intangible assets based upon their fair value as of the Acquisition Date. Based upon the purchase price and the valuation of Switch and Data, the purchase price allocation was as follows (in thousands):

Cash and cash equivalents	$20,718
Accounts receivable	12,763
Other current assets	2,125
Property, plant and equipment	464,640
Goodwill	407,383
Intangible asset – customer contracts	98,920
Intangible asset – favorable leases	13,680
Intangible asset – other	3,370
Other assets	1,471

Total assets acquired	1,025,070
Accounts payable and accrued expenses	(24,512)
Accrued property, plant and equipment	(10,363)
Current portion of capital leases	(10,402)
Current portion of loan payable	(138,938)
Other current liabilities	(12,157)
Capital leases, less current portion	(38,998)
Unfavorable leases	(2,580)
Deferred tax liability	(66,422)
Other liabilities	(20,794)

Net assets acquired	$699,904

The following table presents certain information on the acquired identifiable intangible assets (dollars in thousands):

Intangible assets	Fair value	Estimated useful lives (years)	Weighted- average estimated useful lives (years)
Customer contracts	$98,920	11	11
Favorable leases	13,680	3 – 16	8.6
Other	3,370	0 – 10	4.9
Unfavorable leases	(2,580)	3 – 15	8.3

The fair value of customer contracts was estimated by applying an income approach. The fair value was determined by calculating the present value of estimated future operating cash flows generated from exisiting customers less costs to realize the revenue. The Company applied a discount rate of approximately 14%, which reflects the nature of the asset, to the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of the customer contracts include projected revenue growth, customer attrition rates, sales and marketing expenses and operating margins. The fair values of favorable and unfavorable leases were estimated by applying an income approach. The fair value was determined by calculating the difference between the discounted cash flows over the remaining term of each lease using contractual lease rates and market lease rates. The Company applied a discount rate ranging from 8.25% to 11.5% depending on the type, location and duration of each lease. Another significant assumption used in estimating the fair values of the favorable and unfavorable leases was the market lease rates. The fair value of the other acquired identifiable intangible assets were estimated by applying an income or cost approach as appropriate. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company determined the fair value of the revolving credit facility assumed in the Switch and Data Acquisition by estimating Switch and Data’s debt rating and reviewed market data with a similar debt rating and other characteristics of the debt, including the maturity date and security type. The Company determined that the book value of $138,938,000 approximated the fair value as of the Acquisition Date.

The Company determined the fair value of the two property capital lease liabilities assumed in the Switch and Data Acquisition of $40,425,000 by calculating the present value of future cash flows using a discount rate of approximately 8.6%, which was equal to the average yield of industrial bonds with similar remaining terms as the leases. The Company determined that the fair value of the equipment capital lease liability assumed in the Switch and Data Acquisition was equal to the fair value of the underlying assets of $9,155,000 as of the Acquisition Date because the lease contained a bargain purchase option and the title of the leased property is expected to be transferred to the Company at the end of the lease term. A total of $407,383,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill is attributable to the workforce of Switch and Data and the significant synergies expected to arise after the Switch and Data Acquisition. Goodwill is not expected to be deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. Goodwill recorded as a result of the Switch and Data Acquisition is attributable to the Company’s North American reportable segment (see Note 11) and reporting unit (see Note 4). The Company intends to test goodwill attributable to the North American reporting unit annually as of November 30th, commencing with November 30, 2010.

For additional information on the Switch and Data debt assumed, refer to Note 8.

The Company continues to evaluate certain assets and liabilities related to the Switch and Data Acquisition. Additional information, which existed as of the Acquisition Date but was unknown to the Company at that time, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the Acquisition Date. Changes to the assets and liabilities recorded may result in a corresponding adjustment to goodwill.

Unaudited Pro forma Combined Condensed Consolidated Statements of Operations

The consolidated financial statements of the Company include the operations of Switch and Data from May 1, 2010 through June 30, 2010. Switch and Data recognized revenues of $37,592,000 and incurred net losses of $6,127,000 for the period from May 1, 2010 through June 30, 2010, which were included in the Company’s consolidated financial statements.

The following unaudited pro forma combined consolidated financial information has been prepared to give effect to the Switch and Data Acquisition by the Company using the acquisition method of accounting and the Company’s repayment of Switch and Data’s outstanding debt and equipment capital lease (Note 8). The unaudited pro forma combined consolidated financial information reflect certain adjustments related to the Switch and Data Acquisition, such as additional depreciation and amortization expense on assets acquired from Switch and Data. These pro forma statements were prepared as if the Switch and Data Acquistion and the repayment of Switch and Data’s outstanding debt and equipment capital lease had been completed as of the beginning of each period presented.

The unaudited pro forma combined consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred on January 1, 2010 and 2009, nor is it necessarily indicative of the future results of operations of the combined company.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the unaudited pro forma consolidated combined results of operations (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues	$315,354	$262,528	$620,698	$508,892
Net income	3,870	14,226	19,373	24,971
Earnings per share:
Basic earnings per share	0.09	0.33	0.43	0.57
Diluted earnings per share	0.08	0.32	0.42	0.56

3. IBX Acquisitions and Expansions

Amsterdam IBX Expansion Project

In April 2010, an indirect wholly-owned subsidiary of the Company amended its existing lease agreements for its two adjacent Amsterdam properties. One of these properties is the Company’s existing Amsterdam IBX data center and the Company is now developing the second property to become its second Amsterdam IBX data center (the “Amsterdam IBX Expansion Project”). The Company’s development plans involve modifying the two building structures to connect the two adjacent buildings into a single campus. The two Amsterdam properties were previously accounted for as operating leases. Pursuant to the accounting standards for lessee’s involvement in asset construction and for leasing transactions involving special-purpose entities, the Company is now considered the owner of the two leased buildings during the construction phase due to the structural building work that the Company is now undertaking, while the underlying land is considered an operating lease. As a result, during the three months ended June 30, 2010, the Company recorded a building asset and a related financing obligation liability (the “Amsterdam IBX Building Financing”) totaling $10,164,000 (using the exchange rate as of June 30, 2010).

Sydney 3 IBX Expansion Project

In June 2010, an indirect wholly-owned subsidiary of the Company entered into a lease for a building that the Company and the landlord will both jointly develop to meet the Company’s needs and which the Company will ultimately convert into its third IBX data center in Sydney, Australia (the “Sydney 3 IBX Expansion Project” and the “Sydney 3 Lease”). The Sydney 3 Lease has a term of 15 years and a total cumulative rent obligation of approximately $24,737,000 (using the exchange rate as of June 30, 2010) commencing September 2010. The landlord began modifying the building structure to the Company’s specifications in June 2010. Pursuant to the accounting standards for lessee’s involvement in asset construction and for leasing transactions involving special-purpose entities, the Company is now considered the owner of the building during the construction phase due to the structural building work that the landlord is now undertaking on the Company’s behalf. As a result, the Company will be recording a building asset during the construction period and a related financing liability (the “Sydney 3 IBX Building Financing”), while the underlying land will be considered an operating lease. The building is expected to be completed during the first half of 2011. In connection with the Sydney 3 IBX Building Financing, the Company recorded a building asset and a corresponding financing obligation liability totaling approximately $5,942,000 (using the exchange rate as of June 30, 2010), representing the fair value of the existing building structure and the estimated percentage-of-completion of the building as of June 30, 2010.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Balance Sheet Components

Cash, Cash Equivalents and Short-Term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following (in thousands) as of:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency obligations	$583,569	$91	$(38)	$583,622
Cash and money markets	129,381	—	—	129,381
Corporate bonds	5,322	62	(14)	5,370
Asset-backed securities	3,489	90	(2)	3,577

Total available-for-sale securities	721,761	243	(54)	721,950
Less amounts classified as cash and cash equivalents	(511,355)	(2)	15	(511,342)

Total securities classified as investments	210,406	241	(39)	210,608
Less amounts classified as short-term investments	(206,042)	(106)	37	(206,111)

Total long-term investments	$4,364	$135	$(2)	$4,497

Cash, cash equivalents and short-term and long-term investments consisted of the following as of (in thousands):

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency obligations	$437,764	$162	$(3)	$437,923
Cash and money markets	147,059	—	—	147,059
Corporate bonds	12,400	203	—	12,603
Asset-backed securities	5,543	134	(4)	5,673
Other securities	1,108	1	—	1,109

Total available-for-sale securities	603,874	500	(7)	604,367
Less amounts classified as cash and cash equivalents	(346,059)	—	3	(346,056)

Total securities classified as investments	257,815	500	(4)	258,311
Less amounts classified as short-term investments	(248,300)	(208)	—	(248,508)

Total long-term investments	$9,515	$292	$(4)	$9,803

As of June 30, 2010 and December 31, 2009, cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less. The maturities of securities classified as short-term investments were one year or less as of June 30, 2010 and December 31, 2009. The maturities of securities classified as long-term investments were greater than one year and less than three years as of June 30, 2010 and December 31, 2009.

In January 2010, the Company received an additional distribution of $3,420,000 from its investment in the Reserve Primary Fund (the “Reserve”), a money market fund that suffered a decline in its Net Asset Value (“NAV”) of below $1 per share when the Reserve valued its exposure to investments held in Lehman Brothers Holdings, Inc. (“Lehman Brothers”) at zero. The Reserve held investments in commercial paper and short-term notes issued by Lehman Brothers, which filed for Chapter 11 bankruptcy protection in September 2008. During the years ended December 31, 2008 and 2009, the Company recorded

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

other-than-temporary impairment losses on the Reserve. The Company also received distributions of its outstanding funds held by the Reserve during the years ended December 31, 2008 and 2009. As of December 31, 2009, the Company had no amounts remaining outstanding on its consolidated balance sheet for the Reserve. As a result, during the three months ended March 31, 2010, the Company recorded a recovery of other-than-temporary impairment loss, which is included in the Company’s condensed consolidated statement of operations. During the six months ended June 30, 2009, the Company recorded an other-than-temporary impairment loss of $2,687,000 in connection with its investment in the Reserve, which is included in the Company’s condensed consolidated statement of operations.

As of June 30, 2010, the Company’s net unrealized gains (losses) on its available-for-sale securities were comprised of the following (in thousands):

	Unrealized gains	Unrealized losses	Net unrealized gains/(losses)
Cash and cash equivalents	$2	$(15)	$(13)
Short-term investments	106	(37)	69
Long-term investments	135	(2)	133

	$243	$(54)	$189

While certain marketable securities carry unrealized losses, the Company expects that it will receive both principal and interest according to the stated terms of each of the securities and that the decline in market value is primarily due to changes in the interest rate environment from the time the securities were purchased as compared to interest rates at June 30, 2010.

The following table summarizes the fair value and gross unrealized losses related to 19 available-for-sale securities with an aggregate cost basis of $458,229,000, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2010 (in thousands):

	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or more
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government and agency obligations	$456,901	$(38)	$—	$—
Corporate bonds	709	(14)	—	—
Asset-backed securities	—	—	565	(2)

	$457,610	$(52)	$565	$(2)

While the Company does not believe it holds investments that are other-than-temporarily impaired and believes that the Company’s investments will mature at par, as of June 30, 2010, the Company’s investments are subject to the currently adverse market conditions. If market conditions were to deteriorate further, the Company could sustain other-than-temporary impairments to its investment portfolio which could result in additional realized losses being recorded or securities markets could become inactive which could affect the liquidity of the Company’s investments. As securities mature, the Company has reinvested the proceeds in U.S. government securities, such as Treasury bills and Treasury notes, of a short-term duration and lower yield in order to meet its near term liquidity and capital expenditure requirements. As a result, the Company expects to recognize lower interest income in future periods.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts Receivable

Accounts receivables, net, consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Accounts receivable	$173,175	$126,122
Unearned revenue	(64,849)	(59,635)
Allowance for doubtful accounts	(2,071)	(1,720)

	$106,255	$64,767

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. The Company generally invoices its customers at the end of a calendar month for services to be provided the following month, although this practice varies in the Company’s Europe region. Accordingly, unearned revenue consists of pre-billing for services that have not yet been provided, but which have been billed to customers in advance in accordance with the terms of their contract. The Company anticipates conforming the accounting of Switch and Data’s monthly billings with that of the Company’s in the third quarter of 2010.

Other Current Assets

Other current assets consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Deferred tax assets, net	$42,405	$46,822
Prepaid expenses	11,232	10,277
Taxes receivable	6,130	7,081
Foreign currency forward contract receivable	2,194	498
Other receivables	1,005	2,083
Other current assets	1,561	1,795

	$64,527	$68,556

Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
IBX plant and machinery	$1,258,411	$925,360
Leasehold improvements	875,051	552,548
Buildings	263,589	277,247
Site improvements	235,880	231,437
IBX equipment	209,927	175,030
Computer equipment and software	101,283	85,472
Land	81,552	84,681
Furniture and fixtures	12,529	11,428
Construction in progress	236,777	243,129

	3,274,999	2,586,332
Less accumulated depreciation	(874,190)	(778,217)

	$2,400,809	$1,808,115

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $140,427,000 and $87,138,000 at June 30, 2010 and December 31, 2009, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $24,197,000 and $13,118,000 as of June 30, 2010 and 2009, respectively.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2010 and December 31, 2009, the Company had accrued property, plant and equipment expenditures of $85,350,000 and $109,876,000, respectively. The Company’s planned capital expenditures during the remainder of 2010 and thereafter in connection with recently acquired IBX properties and expansion efforts are substantial. For further information, refer to “Other Purchase Commitments” in Note 9.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Goodwill:
North America	$407,383	$—
Europe	334,137	362,569
Asia-Pacific	18,567	18,481

	760,087	381,050

Other intangibles:
Intangible asset – customer contracts	154,284	60,499
Intangible asset – favorable leases	17,825	4,690
Intangible asset – others	3,477	111

	175,586	65,301
Accumulated amortization	(18,246)	(14,286)

	157,340	51,015

	$917,427	$432,065

Changes in the carrying amount of goodwill by geographic regions are as follows (in thousands):

	North America	Europe	Asia- Pacific	Total
Balance at December 31, 2009	$—	$362,569	$18,481	$381,050
Switch and Data acquisition (see Note 2)	407,383	—	—	407,383
Impact of foreign currency exchange	—	(28,432)	86	(28,346)

Balance at June 30, 2010	$407,383	$334,137	$18,567	$760,087

The Company’s goodwill and intangible assets in Europe, denominated in British pounds and Euros, goodwill in Asia-Pacific, denominated in Singapore dollars, and certain intangible assets in North America, denominated in Canadian dollars, are subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses, including goodwill and other intangibles, are a component of other comprehensive income and loss.

The Company will test the goodwill attributable to the North American reporting unit for impairment annually as of November 30th, commencing on November 30, 2010 (see Note 2). The Company has historically tested the goodwill attributable to the Europe and Asia-Pacific reporting units annually as of August 31st and December 31st, respectively. The Company changed its method of applying the accounting principle related to annual goodwill impairment testing by conforming the testing of goodwill for all three reporting units to November 30th of each year, commencing November 30, 2010. The Company will test the Europe reporting unit as of August 31st as in prior years and will then perform a re-test as of November 30, 2010 to conform it to the other regions.

For the three and six months ended June 30, 2010, the Company recorded amortization expense of $3,633,000 and $5,021,000, respectively, associated with its other intangible assets. For the three and six months ended June 30, 2009, the Company recorded amortization expense of $1,370,000 and $2,646,000, respectively, associated with its other intangible assets.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in the gross book value of intangible assets by geographic regions are as follows (in thousands):

	North America	Europe	Asia- Pacific	Total
Intangible assets, gross at December 31, 2009	$2,293	$63,008	$—	$65,301
Switch and Data acquisition (see Note 2)	115,970	—	—	115,970
Impact of foreign currency exchange	(506)	(5,179)	—	(5,685)

Intangible assets, gross at June 30, 2010	$117,757	$57,829	$—	$175,586

The Company’s estimated future amortization expense related to these intangibles is as follows (in thousands):

Year ending:
2010 (six months remaining)	$7,674
2011	15,105
2012	14,955
2013	14,910
2014	14,665
2015 and thereafter	90,031

Total	$157,340

Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Debt issuance costs, net	$38,034	$19,762
Deposits	23,988	28,032
Restricted cash	3,553	3,021
Prepaid expenses, non-current	3,126	3,247
Deferred tax assets, non-current	1,051	5,171
Other assets, non-current	1,488	1,047

	$71,240	$60,280

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Accounts payable	$18,366	$14,874
Accrued compensation and benefits	37,124	35,809
Accrued interest	26,997	6,235
Accrued taxes	19,030	14,508
Accrued utilities and security	15,683	13,526
Accrued professional fees	4,394	4,657
Accrued acquisition costs	8,155	—
Accrued other	8,976	9,444

	$138,725	$99,053

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Deferred installation revenue	$27,569	$26,319
Customer deposits	10,037	8,406
Deferred recurring revenue	2,445	2,689
Accrued restructuring charges	3,687	2,043
Deferred tax liabilities	814	814
Deferred rent	405	403
Other current liabilities	574	492

	$45,531	$41,166

Other Liabilities

Other liabilities consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Deferred tax liabilities, non-current	$88,835	$25,937
Asset retirement obligations	42,779	17,710
Deferred rent, non-current	37,316	34,288
Deferred installation revenue, non-current	19,352	18,228
Customer deposits, non-current	4,995	5,813
Deferred recurring revenue, non-current	4,968	5,160
Interest rate swap payable, non-current	—	8,496
Accrued restructuring charges, non-current	3,688	3,876
Other liabilities	1,084	1,095

	$203,017	$120,603

The increase in deferred tax liabilities, non-current was primarily due to a $66,422,000 deferred tax liability recorded in connection with the Switch and Data Acquisition (see Note 2).

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity of the Company’s asset retirement obligation liability (in thousands):

Asset retirement obligations as of December 31, 2009	$17,710
Additions (1)	24,482
Accretion expense	1,237
Impact of foreign currency exchange	(650)

Asset retirement obligations as of June 30, 2010	$42,779

(1) Includes $20,262,000 assumed in connection with the Switch and Data Acquisition.

The Company currently leases the majority of its IBX data centers and certain equipment under non-cancelable operating lease agreements expiring through 2030. The IBX data center lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated rent expense abatement periods to better match the phased build-out of its centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent.

5. Fair Value Measurements

The Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2010 were as follows (in thousands):

	Fair value at June 30, 2010	Fair value measurement using
		Level 1	Level 2	Level 3
Assets:
U.S. Government and Agency obligations	$583,622	$—	$583,622	$—
Cash and money markets	129,381	129,381	—	—
Corporate bonds	5,370	—	5,370	—
Asset-backed securities	3,577	—	3,577	—
Derivative assets (1)	2,194	—	2,194	—

	$724,144	$129,381	$594,763	$—

(1) Included in the consolidated balance sheets within other current assets.

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

For foreign currency derivatives, the Company’s approach is to use forward contract and option valuation models employing market observable inputs, such as spot currency rates, time value and option volatilities with adjustments made to these values utilizing the credit default swap rates of our foreign exchange trading counterparties. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit risk valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2010, the Company had assessed the significance of the impact of the credit risk valuation adjustments on the overall valuation of its derivative positions and had determined that the credit risk valuation adjustments were not significant to the overall valuation of its derivatives. Therefore, they are categorized as Level 2.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the six months ended June 3010, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.

During the six months ended June 30, 2010, there were no impairment charges recorded in connection with the Company’s goodwill and long-lived assets (see Note 4). The Company performs impairment tests for its goodwill at least annually (or whenever events or circumstances indicate a triggering event has occurred indicating that the carrying amount of the asset may not be recoverable). The Company performs impairment tests for its long-lived assets other than goodwill whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

6. Derivatives and Hedging Activities

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

The Company has not designated the foreign currency forward contracts as hedging instruments under the accounting standard for derivatives and hedging. Gains and losses on these contracts are included in other income (expense), net, along with those foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward contracts. The Company entered into various foreign currency forward contracts during the six months ended June 30, 2010 and 2009. As of June 30, 2010, the Company had gross assets totaling $2,415,000 and gross liabilities totaling $221,000 representing the fair values of these foreign currency forward contracts. The Company recorded its foreign currency forward contracts, net, by counter party, within other current assets. During the three and six months ended June 30, 2010, the Company recognized a net gain of $644,000 and $1,696,000, respectively, in connection with its foreign currency forward contracts, which is reflected in other income (expense) on the accompanying condensed consolidated statement of operations. During the three and six months ended June 30, 2009, the Company recognized a net loss of $1,535,000 and $1,359,000, respectively, in connection with its foreign currency forward contracts, which is reflected in other income (expense) on the accompanying statement of operations.

During the three months ended June 30, 2010, the Company terminated its outstanding interest rate swap instruments (see Note 8). As of June 30, 2010, there were no outstanding interest rate swap instruments.

7. Related Party Transactions

The Company has several significant stockholders and other related parties that are also customers and/or vendors. For the three and six months ended June 30, 2010, revenues recognized from related parties were $5,642,000 and $11,034,000, respectively. For the three and six months ended June 30, 2009, revenues recognized from related parties were $5,843,000 and $11,654,000, respectively. As of June 30, 2010 and 2009, accounts receivable with these related parties were $3,937,000 and $4,199,000, respectively. For the three and six months ended June 30, 2010, costs and services procured from related parties were $416,000 and $809,000, respectively. For the three and six months ended June 30, 2009, costs and services procured from related parties were $153,000 and $299,000, respectively. As of June 30, 2010 and 2009, accounts payable with these related parties were $9,000 and $33,000, respectively.

8. Debt Facilities and Other Financing Obligations

Senior Notes

In February 2010, the Company issued $750,000,000 aggregate principal amount of 8.125% Senior Notes due March 1, 2018 (the “Senior Notes”). Interest is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2010.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In addition, at any time prior to March 1, 2014, the Company may also redeem all or a part of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus applicable premium (the “Applicable Premium”) and accrued and unpaid interest, if any, to, but not including, the date of redemption (the “Redemption Date”). The Applicable Premium means the greater of:

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Upon a change in control, the Company will be required to make an offer to purchase each holder’s Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase.

Debt issuance costs related to the Senior Notes, net of amortization, were $13,964,000 as of June 30, 2010.

New Asia-Pacific Financing

In May 2010, five wholly-owned subsidiaries of the Company, located in Australia, Hong Kong, Japan and Singapore, completed a new multi-currency credit facility agreement for approximately $202,742,000 (the “New Asia-Pacific Financing”), comprising 79,153,000 Australian dollars, 370,433,000 Hong Kong dollars, 99,434,000 Singapore dollars and 1,513,400,000 Japanese yen. The New Asia-Pacific Financing replaced the Company’s existing Asia-Pacific Financing and Singapore Financing. The New Asia-Pacific Financing has a five-year term with semi-annual principal payments and quarterly debt service and consist of two tranches: (i) Tranche A was available for immediate drawing upon satisfaction of certain conditions precedent and was used to refinance the existing Asia-Pacific Financing and Singapore Financing and (ii) Tranche B is available for drawing in Australian, Hong Kong and Singapore dollars only for up to 24 months following the effective date of the New Asia-Pacific Financing. The New Asia Pacific Financing bears an interest rate of 3.50% above the local borrowing rates for the first 12 months and interest rates between 2.50%-3.50% above the local borrowing rates thereafter, depending on the leverage ratio within these five subsidiaries of the Company. The New Asia-Pacific Financing contains financial covenants with which the Company and its five subsidiaries must comply quarterly. The New Asia-Pacific Financing is guaranteed by the parent, Equinix, Inc., and is secured by certain of the Company’s five subsidiaries’ assets and share pledges. In May 2010, the Company’s five subsidiaries drew-down a total of approximately $98,958,000 from Tranche A and Tranche B under the New Asia-Pacific Financing, primarily for the prepayment and termination of the existing Asia-Pacific Financing and the Singapore Financing. As of June 30, 2010, the Company’s five subsidiaries had fully utilized Tranche A under the New Asia-Pacific Financing. The loans payable under the New Asia-Pacific Financing have a final maturity date of March 2015. As of June 30, 2010, the Company and its five subsidiaries were in compliance with all financial covenants in connection with the New Asia-Pacific Financing. As of June 30, 2010, $98,958,000 was outstanding under the New Asia-Pacific Financing at an approximate blended interest rate of 5.30% per annum.

Debt issuance costs associated with the New Asia-Pacific Financing, net of amortization, were $8,136,000 as of June 30, 2010. Debt issuance costs associated with the previously-existing Asia-Pacific Financing and the Singapore Financing were written-off and recorded as losses on debt extinguishment (refer to ““Loss on Debt Extinguishment and Interest Rate Swaps, Net” below).

Chicago IBX Financing

In March 2010, the Company prepaid and terminated the Chicago IBX Financing, of which principal of $109,991,000 was outstanding as of December 31, 2009. The Chicago IBX Financing was prepaid to the lender for an amount equal to 95.909% of the then outstanding principal balance outstanding, plus accrued and unpaid interest, resulting in a gain of $4,460,000. On the same date, the Company paid and terminated the interest rate swap associated with the Chicago IBX Financing totaling $3,160,000. For additional information, refer to “Loss on Debt Extinguishment and Interest Rate Swaps, Net” below.

European Financing

In April 2010, the Company prepaid and terminated the European Financing at par for a total payment of approximately $121,748,000 plus accrued and unpaid interest. On the same date, the Company terminated three interest rate swaps associated with the European Financing and paid a total of $4,272,000 to terminate these interest rate swaps. For additional information, refer to “Loss on Debt Extinguishment and Interest Rate Swaps, Net” below.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Netherlands Financing

In June 2010, the Company prepaid and terminated the Netherlands Financing at par for a total payment of approximately $7,965,000 plus accrued and unpaid interest.

Switch and Data Debt

In May 2010, the Company prepaid and terminated at par a revolving credit facility assumed in connection with the Switch and Data Acquisition for a total payment of $138,938,000 plus accrued and unpaid interest. On the same date, the Company terminated the associated interest rate swap acquired related to this revolving credit facility and paid a total of $9,789,000 to terminate this interest rate swap. For additional information, refer to “Loss on Debt Extinguishment and Interest Rate Swaps, Net” below.

In May 2010, the Company prepaid and terminated an equipment capital lease assumed in connection with the Switch and Data Acquisition for a total payment of $9,191,000, resulting in a loss of $36,000. For additional information, refer to “Loss on Debt Extinguishment and Interest Rate Swaps, Net” below.

In April 2010, the Company also assumed two other capital leases in connection with the Switch and Data Acquisition related to two properties in North Bergen, New Jersey (the “New Jersey Capital Lease”) and Sunnyvale, California (the “Sunnyvale Capital Lease”). The Company assumed a capital lease obligation for the New Jersey Capital Lease totaling $24,660,000 with monthly payments due through July 2023 at an effective interest rate of 8.6% per annum. The Company assumed a capital lease obligation for the Sunnyvale Capital Lease totaling $15,585,000 with monthly payments due through July 2022 at an effective interest rate of 8.6% per annum.

Bank of America Revolving Credit Line

In February 2010, the Company amended the Bank of America Revolving Credit Line and extended the maturity date to February 11, 2011. In addition, the Bank of America Revolving Credit Line was amended to permit the Company to fund the cash payment portion of the pending acquisition of Switch and Data and to repay or retire its outstanding loan obligations upon the closing of the Switch and Data Acquisition. The Bank of America Revolving Credit Line will be used primarily to fund the Company’s working capital and to enable the Company to issue letters of credit. The effect of issuing letters of credit under the Bank of America Revolving Credit Line reduces the amount available for borrowing under the Bank of America Revolving Credit Line. The Company may borrow, repay and reborrow under the Bank of America Revolving Credit Line at either the prime rate or at a borrowing margin of 2.75% over one, three or six month LIBOR, subject to a minimum borrowing cost of 3.00%. The Bank of America Revolving Credit Line contains three financial covenants, which the Company must comply with quarterly, consisting of a tangible net worth ratio, a debt service ratio and a senior leverage ratio and is collateralized by the Company’s domestic accounts receivable balances. As of June 30, 2010, the Company was in compliance with all financial covenants in connection with the Bank of America Revolving Credit Line. The Bank of America Revolving Credit Line is available for renewal subject to mutual agreement by both parties. As of June 30, 2010, the Company had issued 16 irrevocable letters of credit totaling $18,429,000 under the Bank of America Revolving Credit Line. As a result, the amount available to borrow was $6,571,000 as of June 30, 2010.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loss on Debt Extinguishment and Interest Rate Swaps, Net

Loss on debt extinguishment and interest rate swaps, net consisted of the following (in thousands):

	Three months ended	Six months ended
	June 30, 2010
Principal discount on the Chicago IBX financing	$—	$4,460
Principal premium on the Switch and Data equipment capital lease	(36)	(36)
Write-off of unamortized debt issuance costs:
Chicago IBX financing	—	(474)
Asia-Pacific financing	(720)	(720)
Singapore financing	(502)	(502)

Subtotal – gain (loss) on debt extinguishment	(1,258)	2,728

Termination of interest rate swaps:
Chicago IBX financing interest rate swap	—	(3,160)
European financing interest rate swaps	(69)	(4,272)
Switch and Data interest rate swap	(83)	(83)
Interest rate swap termination fees	(44)	(44)

Subtotal – loss on interest rate swaps	(196)	(7,559)

Loss on debt extinguishment and interest rate swaps, net	$(1,454)	$(4,831)

Maturities

Combined aggregate maturities for the Company’s various debt facilities and other financing obligations as of June 30, 2010 were as follows (in thousands):

	Convertible debt (1)	Senior notes (1)	Mortgage and loans payable (1)	Capital lease and other financing obligations (2)	Total
2010 (six months remaining)	$—	$—	$11,358	$11,414	$22,772
2011	—	—	21,263	25,047	46,310
2012	250,000	—	23,449	25,462	298,911
2013	—	—	26,426	25,940	52,366
2014	395,986	—	22,480	26,810	445,276
2015 and thereafter	373,750	750,000	84,343	229,533	1,437,626

	1,019,736	750,000	189,319	344,206	2,303,262

Less amount representing interest	—	—	—	(171,597)	(171,597)
Less amount representing debt discount	(114,967)	—	—	—	(114,967)
Less estimated building costs	—	—	—	(3,166)	(3,166)
Plus amount representing residual property value	—	—	—	45,857	45,857

	904,769	750,000	189,319	215,300	2,059,388

Less current portion of principal	—	—	(21,968)	(7,995)	(29,963)

	$904,769	$750,000	$167,351	$207,305	$2,029,425

(1)	Represents principal only.
(2)	Represents principal and interest in accordance with minimum lease payments.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Commitments and Contingencies

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

Pihana Litigation

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawaii, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the internet exchange services business of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana’s majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725,000,000 value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which adds new plaintiffs (other alleged holders of Pihana common stock) but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed in a separate action by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by Equinix and other Defendants. On April 24, 2009, plaintiffs filed a Second Amended Complaint (“SAC”) to correct the naming of certain parties. The SAC is otherwise substantively identical to the Amended Complaint, and all motions to dismiss the Amended Complaint have been treated as responsive to the SAC. On September 1, 2009, the Court heard Defendants’ motions to dismiss the SAC and ruled at the hearing that all claims against all Defendants are time-barred. The Court also considered whether there were further independent grounds for dismissing the claims, and supplemental briefing was submitted with respect to claims against one defendant and plaintiffs’ renewed request for further leave to amend. On March 23, 2010, the Court entered final Orders granting the motions to dismiss as to all Defendants and issued a minute Order denying Plaintiffs’ renewed request for further leave to amend. On May 21, 2010, Plaintiffs filed a Notice of Appeal. The Company believes that plaintiffs’ claims and alleged damages are without merit and it intends to continue to defend the litigation vigorously.

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

On January 19, 2010, counsel for parties in all three lawsuits entered into a memorandum of understanding in which they agreed upon the terms of a settlement of all three lawsuits. In connection with this settlement, the three lawsuits and all claims asserted therein are expected to be dismissed with prejudice. The proposed settlement is conditional upon, among other things, consummation of the merger and final approval of the proposed settlement by the Florida state court. The proposed settlement contemplates that plaintiffs’ counsel will apply to the Florida state court for an award of attorneys’ fees and costs in an aggregate amount of $900,000, and that the defendants will not oppose or undermine this application. The Company expects that approximately 70 percent of these attorneys’ fees will be paid by insurance maintained by Switch and Data, and that the Company will pay the remainder. Pursuant to this agreement, the parties sought and obtained stays of the Florida federal and Delaware actions pending approval of the settlement. On March 22, 2010, the parties entered into a stipulation of settlement and release, adopting the terms of the memorandum of understanding outlined above. Pursuant to this stipulation, on March 25, 2010, the parties filed a Joint Motion for Class Certification and Preliminary Approval of Settlement in Florida state court. On May 7, 2010, the Court granted the motion and scheduled a final approval hearing for August 9, 2010. If final approval of the settlement is granted, then the parties will seek dismissal with prejudice of the other two actions. If the settlement is not finalized, the Company intends to continue to defend the action vigorously.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Litigation Summary

The Company believes that while an unfavorable outcome to these litigations is reasonably possible, a range of potential loss cannot be determined at this time with the exception of the Switch and Data litigation. As a result, the Company had not accrued for any amounts in connection with these legal matters as of June 30, 2010 with the exception of the Switch and Data litigation. The Company and its officers and directors intend to continue to defend the actions vigorously.

Other Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of June 30, 2010, the Company was contractually committed for $77,324,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of June 30, 2010, such as commitments to purchase power in select locations, primarily in the U.S., Australia, Germany, Singapore and the United Kingdom, through the remainder of 2010 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2010 and thereafter. Such other miscellaneous purchase commitments totaled $98,550,000 as of June 30, 2010.

10. Other Comprehensive Income and Loss

The components of other comprehensive income (loss) are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(2,274)	$17,440	$11,925	$32,897
Unrealized gain (loss) on available for sale securities, net of tax of $59, $118, $65 and $406, respectively	(78)	163	(182)	557
Unrealized gain on interest rate swaps, net of tax of $0, $517, $3,469 and $371, respectively	—	713	4,933	439
Foreign currency translation gain (loss)	(32,034)	73,075	(72,123)	58,283

Comprehensive income (loss)	$(34,386)	$91,391	$(55,447)	$92,176

Changes in foreign currencies, particularly the British pound and Euro, can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translating into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. During the three and six months ended June 30, 2010, the U.S. dollar strengthened against certain of the currencies of the foreign countries in which the Company operates. This has significantly impacted the Company’s condensed consolidated balance sheets (as evidenced in the Company’s foreign currency translation losses), as well as its condensed consolidated statements of operations as amounts denominated in foreign currencies are generally translating into less U.S. dollars. To the extent that the U.S. dollar strengthens further, this will continue to impact the Company’s consolidated financial statements including the amount of revenue that the Company reports in future periods.

11. Segment Information

During the three months ended June 30, 2010, the Company changed its reportable segments as a result of the addition of Switch and Data’s Canadian operations in connection with the Switch and Data Acquisition. The Company’s prior U.S. segment is now re-designated as the North America segment. The change in reportable segments did not impact the Company’s prior periods’ segment disclosures. While the Company has a single line of business, which is the design, build-out and operation of IBX data centers, it has determined that it has three reportable segments comprised of its North America, Europe and

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Asia-Pacific geographic regions. The Company’s chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on the Company’s revenue and adjusted EBITDA performance both on a consolidated basis and based on these three geographic regions.

The Company provides the following segment disclosures as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2010		2009	2010		2009
Total revenues:
North America (1)	$191,646		$129,746	$340,202		$254,640
Europe	66,084		55,056	130,248		102,856
Asia-Pacific	38,364		28,366	74,293		54,903

	$296,094		$213,168	$544,743		$412,399

Total depreciation and amortization:
North America (1)	$42,542		$26,995	$70,408		$52,844
Europe	13,601		11,203	27,954		20,768
Asia-Pacific	6,607		6,693	13,077		12,955

	$62,750		$44,891	$111,439		$86,567

Income from operations:
North America (1)	$22,529		$28,748	$52,130		$62,689
Europe	7,672		7,887	15,993		13,313
Asia-Pacific	10,026		4,394	20,086		8,733

	$40,227		$41,029	$88,209		$84,735

Capital expenditures:
North America (1)	$201,081	(2)	$36,831	$297,047	(2)	$112,930
Europe	38,381		21,384	78,225		41,265
Asia-Pacific	22,532		12,551	30,122		25,412

	$261,994		$70,766	$405,394		$179,607

(1)    Includes the operations of Switch and Data from May 1, 2010 through June 30, 2010.

(2)    Includes the purchase price for the Switch and Data Acquisition, net of cash acquired, which totaled $113,289,000.

The Company’s long-lived assets are located in the following geographic areas as of (in thousands):

	June 30, 2010	December 31, 2009
North America	$1,693,687	$1,130,637
Europe	498,190	493,492
Asia-Pacific	208,932	183,986

	$2,400,809	$1,808,115

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue information on a services basis is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Colocation	$233,320	$170,041	$433,679	$327,525
Interconnection	40,942	26,134	70,174	51,331
Managed infrastructure	7,295	7,131	14,595	14,508
Rental	560	239	905	503

Recurring revenues	282,117	203,545	519,353	393,867
Non-recurring revenues	13,977	9,623	25,390	18,532

	$296,094	$213,168	$544,743	$412,399

No single customer accounted for 10% or greater of the Company’s revenues for the three and six months ended June 30, 2010 and 2009. No single customer accounted for 10% or greater of the Company’s gross accounts receivable as of June 30, 2010 and December 31, 2009.

12. Restructuring Charges

Switch and Data Restructuring Charge

During the three months ended June 30, 2010, the Company recorded a restructuring charge related to one-time termination benefits, primarily comprised of severance, attributed to certain Switch and Data employees as presented below (in thousands):

Severance-related expenses (1)(2)	$4,372
Cash payments	(765)
Non-cash payments (2)	(1,491)

Accrued restructuring charge as of June 30, 2010 (3)	$2,116

(1)    Included in the condensed consolidated statements of operations as a restructuring charge.

(2)    Includes a stock-based compensation charge incurred as a result of modifying equity awards for one of the former Switch and Data executives to accelerate vesting.

(3)    Included within other current liabilities.

As of June 30, 2010, the Company’s remaining accrued restructuring charge associated with the Switch and Data Acquisition is expected to be paid out during the remainder of 2010. The Company anticipates that it will incur additional restructuring charges in connection with the Switch and Data Acquisition related to one-time termination benefits during the remainder of 2010 and the first four months of 2011.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2004 Restructuring Charge

A summary of the movement in the 2004 accrued restructuring charge from December 31, 2009 to June 30, 2010 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2009	Restructuring charge	Accretion expense	Cash payments	Accrued restructuring charge as of June 30, 2010
Estimated lease exit costs	$5,919	$(15)	$142	$(787)	$5,259

	5,919	(15)	142	(787)	5,259

Less current portion	(2,043)				(1,571)

	$3,876				$3,688

As the Company currently has no plans to enter into a lease termination with the landlord associated with the excess space lease in the New York metro area, the Company has reflected its accrued restructuring liability as both a current and non-current liability. The Company reports accrued restructuring charges within other current liabilities and other liabilities on the accompanying consolidated balance sheets as of June 30, 2010 and December 31, 2009. The Company is contractually committed to this excess space lease through 2015.

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

In February 2010, we issued $750.0 million aggregate principal amount of 8.125% senior notes due March 1, 2018 which we refer to as the senior notes offering.

On April 30, 2010, as more fully described in Note 2 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we completed the acquisition of Switch & Data Facilities Company, Inc., referred to as Switch and Data, a publicly-held company headquartered in Tampa, Florida. We refer to this transaction as the Switch and Data acquisition. Switch and Data operated 34 data centers in the U.S. and Canada. The combined company operates under the Equinix name.

Overview

Equinix provides global data center services that protect and connect the world’s most valued information assets. Global enterprises, financial services companies, and content and network service providers rely upon Equinix’s leading insight and our 87 data centers in 35 markets around the world for the safeguarding of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following data center services: premium data center colocation, interconnection and exchange services, and outsourced IT infrastructure services. As of June 30, 2010, we operated IBX data centers in the Atlanta, Boston, Buffalo, Chicago, Cleveland, Dallas, Denver, Detroit, Indianapolis, Los Angeles, Miami, Nashville, New York, Philadelphia, Phoenix, Pittsburgh, Seattle, Silicon Valley, St. Louis, Tampa, Toronto and Washington, D.C. metro areas in North America; France, Germany, the Netherlands, Switzerland and the United Kingdom in Europe; and Australia, Hong Kong, Japan and Singapore in Asia-Pacific.

We leverage our global data centers in 35 markets around the world as a global service delivery platform which serves more than 90% of the world’s Internet routes and allows our customers to increase information and application delivery performance while significantly reducing costs. Based on our global delivery platform and the quality of our IBX data centers, we believe we have established a critical mass of customers. As more customers locate in our IBX data centers, it benefits their suppliers and business partners to colocate as well in order to gain the full economic and performance benefits of our services. These partners, in turn, pull in their business partners, creating a “marketplace” for their services. Our global delivery platform enables scalable, reliable and cost-effective colocation, interconnection and traffic exchange thus lowering overall cost and increasing flexibility. Our focused business model is based on our critical mass of customers and the resulting “marketplace” effect. This global delivery platform, combined with our strong financial position, continues to drive new customer growth and bookings as we drive scale into our global business.

Historically, our market has been served by large telecommunications carriers who have bundled their telecommunications products and services with their colocation offerings. The data center services market landscape has evolved to include cloud computing/utility providers, application hosting providers and systems integrators, managed infrastructure hosting providers and colocation providers with over 350 companies providing data center services in the United States alone. Each of these data center services providers can bundle various colocation, interconnection and network services, and outsourced IT infrastructure services. We are able to offer our customers a global platform that supports global reach to 12 countries, proven operational reliability, improved application performance and network choice, and a highly scalable set of services.

Our customer count increased to 3,661 as of June 30, 2010 versus 2,430 as of June 30, 2009, an increase of 51%. This significant increase was primarily due to the Switch and Data acquisition in April 2010. Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available taking into account power limitations. Excluding the impact of the Switch and Data acquisition, our utilization rate decreased to 76% as of June 30, 2010 versus approximately 83% as of June 30, 2009; however, excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our utilization rate would have increased to approximately 86% as of June 30, 2010. Including the impact of the Switch and Data acquisition, our utilization rate was 74% as of June 30, 2010. Our utilization rate varies from market to market among our IBX data centers across our North America, Europe and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

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

Our North America revenues are derived primarily from colocation and interconnection services while our Europe and Asia-Pacific revenues are derived primarily from colocation and managed infrastructure services.

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

Due to our recurring revenue model, and a cost structure which has a large base that is fixed in nature and generally does not grow in proportion to revenue growth, we expect our cost of revenues, sales and marketing expenses and general and administrative expenses to decline as a percentage of revenue over time, although we expect each of them to grow in absolute dollars in connection with our growth. This is evident in the trends noted below in our discussion on our results of operations. However, for cost of revenues, this trend may periodically be impacted when a large expansion project opens or is acquired and before it starts generating any meaningful revenue. Furthermore, in relation to cost of revenues, we note that the North America region has a lower cost of revenues as a percentage of revenue than either Europe or Asia-Pacific. This is due to both the increased scale and maturity of the North America region compared to either Europe or Asia-Pacific, as well as a higher cost structure outside of North America, particularly in Europe. While we expect all three regions to continue to see lower cost of revenues as a percentage of revenues in future periods, we expect the trend of North America having the lowest cost of revenues as a percentage of revenue and Europe having the highest to continue. As a result, to the extent that revenue growth outside North America grows in greater proportion than revenue growth in North America, our overall cost of revenues as a percentage of revenues may increase slightly in future periods. Sales and marketing expenses and general and administrative expenses may also periodically increase as a percentage of revenue as we continue to scale our operations to support our growth.

Results of Operations

Our results of operations for the three months and six months ended June 30, 2010 include the operations of Switch and Data from May 1, 2010.

Three Months Ended June 30, 2010 and 2009

Revenues. Our revenues for the three months ended June 30, 2010 and 2009 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three months ended June 30,				Change
	2010	%	2009	%	$	%
North America:
Recurring revenues	$184,794	63%	$125,051	59%	$59,743	48%
Non-recurring revenues	6,852	2%	4,695	2%	2,157	46%

	191,646	65%	129,746	61%	61,900	48%

Europe:
Recurring revenues	60,664	20%	51,508	24%	9,156	18%
Non-recurring revenues	5,420	2%	3,548	2%	1,872	53%

	66,084	22%	55,056	26%	11,028	20%

Asia-Pacific:
Recurring revenues	36,659	12%	26,986	12%	9,673	36%
Non-recurring revenues	1,705	1%	1,380	1%	325	24%

	38,364	13%	28,366	13%	9,998	35%

Total:
Recurring revenues	282,118	95%	203,545	95%	78,573	39%
Non-recurring revenues	13,976	5%	9,623	5%	4,353	45%

	$296,094	100%	$213,168	100%	$82,926	39%

North America Revenues. The increase in North America revenues was primarily due to the impact of the Switch and Data acquisition, which resulted in $37.6 million of additional revenue for the three months ended June 30, 2010. The following table presents our North America revenues excluding the impact of the Switch and Data acquisition (dollars in thousands):

	Three months ended June 30,		Change
	2010	2009	$	%
North America:
Recurring revenues	$147,875	$125,051	$22,824	18%
Non-recurring revenues	6,179	4,695	1,484	32%

	$154,054	$129,746	$24,308	19%

Excluding the impact of the Switch and Data acquisition, the period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers, as well as selective price increases in each of our IBX markets. Additionally, during the three months ended June 30, 2010, we recorded $9.6 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Los Angeles and New York metro areas.

We expect that our North America revenues, including those of the acquired Switch and Data operations, will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Atlanta, Dallas, Silicon Valley and Washington, D.C. metro areas, which are expected to open during the remainder of 2010 and first quarter of 2011.

Europe Revenues. During the three months ended June 30, 2010, our revenues from Germany, the largest revenue contributor in the Europe region for the period, represented approximately 36% of the regional revenues. During the three months ended June 30, 2009, our revenues from the United Kingdom, the largest revenue contributor in the Europe region for the period, represented approximately 36% of the regional revenues. Our Europe revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the three months ended June 30, 2010, we recorded approximately $6.9 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Dusseldorf, Frankfurt, Geneva, London, Munich, Paris and Zurich metro areas. We expect that our Europe revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Amsterdam and Frankfurt metro areas, which are expected to open during the remainder of 2010.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 38% and 36%, respectively, of the regional revenues for the three months ended June 30, 2010 and 2009. Our Asia-Pacific revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the three months ended June 30, 2010, we recorded approximately $1.8 million of revenue generated from our IBX center expansions in the Hong Kong and Singapore metro areas. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX center expansions and additional expansions currently taking place in the Singapore, Sydney and Tokyo metro areas which are expected to open during the remainder of 2010.

Cost of Revenues. Our cost of revenues for the three months ended June 30, 2010 and 2009 were split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				Change
	2010	%	2009	%	$	%
North America	$100,416	61%	$66,667	56%	$33,749	51%
Europe	41,678	26%	34,598	29%	7,080	20%
Asia-Pacific	20,488	13%	17,269	15%	3,219	19%

Total	$162,582	100%	$118,534	100%	$44,048	37%

	Three months ended June 30,
	2010	2009
Cost of revenues as a percentage of revenues:
North America	52%	51%
Europe	63%	63%
Asia-Pacific	53%	61%
Total	55%	56%

North America Cost of Revenues. The increase in our North America cost of revenues was primarily due to the impact of the Switch and Data acquisition, which resulted in $27.3 million of additional cost of revenues for the three months ended June 30, 2010. Our North America cost of revenues for the three months ended June 30, 2010 and 2009 included $37.0 million and $25.3 million, respectively, of depreciation expense, including $9.6 million of depreciation expense from the impact of the Switch and Data acquisition for the three months ended June 30, 2010.

Excluding the impact of the Switch and Data acquisition, our North America cost of revenues during the three months ended June 30, 2010 was $73.1 million, which represents an increase of 10% from the three months ended June 30, 2009. This increase was primarily due to growth in depreciation expense as a result of our IBX center expansion activity; however, this growth was partially offset by a $2.3 million decrease in depreciation expense as we revised the estimated useful lives of certain of our property, plant and equipment during the three months ended September 30, 2009. Excluding depreciation, the increase was primarily due to overall growth related to our revenue growth and costs associated with our expansion projects, including an increase of $2.1 million in rent and facility costs. We expect North America cost of revenues to increase as we continue to grow our business.

Europe Cost of Revenues. Europe cost of revenues for the three months ended June 30, 2010 and 2009 included $12.2 million and $9.6 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity; however, this growth was partially offset by a $261,000 decrease in depreciation expense as we revised the estimated useful lives of certain of our property, plant and equipment during the three months ended September 30, 2009. Excluding depreciation expense, the increase in Europe cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as higher utility costs arising from increased customer installations and revenues attributed to customer growth and higher repair and maintenance costs. We expect Europe cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the three months ended June 30, 2010 and 2009 included $6.4 million and $6.5 million, respectively, of depreciation expense. Decrease in depreciation expense was primarily due to a $1.4 million decrease in depreciation expense as we revised the estimated useful lives of certain of our property, plant and equipment during the three months ended September 30, 2009; however, this decrease was partially offset by growth in depreciation expense as a result of our IBX center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as an increase of $1.0 million in utility costs arising from increased customer installations and revenues attributed to customer growth, an increase in rent and facility costs and higher repair and maintenance costs. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended June 30, 2010 and 2009 were split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				Change
	2010	%	2009	%	$	%
North America	$19,506	67%	$9,330	57%	$10,176	109%
Europe	5,915	21%	4,728	29%	1,187	25%
Asia-Pacific	3,492	12%	2,311	14%	1,181	51%

Total	$28,913	100%	$16,369	100%	$12,544	77%

	Three months ended June 30,
	2010	2009
Sales and marketing expenses as a percentage of revenues:
North America	10%	7%
Europe	9%	9%
Asia-Pacific	9%	8%
Total	10%	8%

North America Sales and Marketing Expenses. The increase in our North America sales and marketing expenses was primarily due to the impact of the Switch and Data acquisition, which resulted in $5.4 million of additional sales and marketing expenses including $1.7 million of amortization expense for customer contracts for the three months ended June 30, 2010.

Excluding the impact of the Switch and Data acquisition, our North America sales and marketing expenses during the three months ended June 30, 2010 were $14.1 million, which represents an increase of 51% from the three months ended June 30, 2009. This increase was primarily due to $3.7 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (138 North America sales and marketing employees as of June 30, 2010 versus 103 as of June 30, 2009).

We generally expect North America sales and marketing expenses to increase as we continue to grow our business and invest further in various branding initiatives; however, as a percentage of revenues, we generally expect them to decrease. However, we have decided to invest further in our North America sales and marketing team in 2010 including anticipated headcount growth and new product innovation efforts and, as a result, this trend will be temporarily impacted.

Europe Sales and Marketing Expenses. The increase in our Europe sales and marketing expenses was primarily due to higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth(67 Europe sales and marketing employees as of June 30, 2010 versus 54 as of June 30, 2009). Going forward, although we are carefully monitoring our spending given the current economic environment, we generally expect Europe sales and marketing expenses to increase as we continue to grow our business; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (52 Asia-Pacific sales and marketing employees as of June 30, 2010 versus 35 as of June 30, 2009). Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific sales and marketing expenses to increase as we continue to grow our business; however, as a percentage of revenues, we generally expect them to decrease.

General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2010 and 2009 were split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				Change
	2010	%	2009	%	$	%
North America	$38,989	72%	$25,221	67%	$13,768	55%
Europe	10,819	20%	7,843	21%	2,976	38%
Asia-Pacific	4,358	8%	4,392	12%	(34)	(1%)

Total	$54,166	100%	$37,456	100%	$16,710	45%

	Three months ended June 30,
	2010	2009
General and administrative expenses as a percentage of revenues:
North America	20%	19%
Europe	16%	14%
Asia-Pacific	11%	15%
Total	18%	18%

North America General and Administrative Expenses. The increase in our North America general and administrative expenses was primarily due to the impact of the Switch and Data acquisition, which resulted in $6.5 million of additional general and administrative expenses for the three months ended June 30, 2010.

Excluding the impact of the Switch and Data acquisition, our North America general and administrative expenses during the three months ended June 30, 2010 was $32.4 million, which represents an increase of 29% from the three months ended June 30, 2009. The increase in our North America general and administrative expenses was primarily due to $5.5 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (352 North America general and administrative employees as of June 30, 2010 versus 285 as of June 30, 2009) and higher professional services related to various consulting projects to support our growth.

Going forward, although we are carefully monitoring our spending given the current economic environment, we expect North America general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Europe General and Administrative Expenses. The increase in our Europe general and administrative expenses was primarily due to $2.1 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (143 Europe general and administrative employees as of June 30, 2010 versus 94 as of June 30, 2009). Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our Europe general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not significantly change. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Restructuring Charges. During the three months ended June 30, 2010, we recorded restructuring charges totaling $4.4 million primarily related to one-time termination benefits attributed to certain Switch and Data employees. For additional information, see “Restructuring Charges” in Note 12 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. We anticipate that we will incur additional restructuring charges in connection with the Switch and Data acquisition also related to one-time termination benefits during the remainder of 2010 and the first four months of 2011. During the three months ended June 30, 2009, we recorded a reduction to restructuring charges of $220,000 from revised sublease assumptions on our excess space in the New York metro area. Our restructuring charges all relate to our North America geographic region.

Acquisition Costs. During the three months ended June 30, 2010, we recorded acquisition costs totaling $5.8 million related to the Switch and Data acquisition. During the three months ended June 30, 2009, we did not record any acquisition costs. We do not expect to incur significant additional acquisition costs related to the Switch and Data acquisition. Our acquisition costs all relate to our North America geographic region.

Interest Income. Interest income decreased to $491,000 for the three months ended June 30, 2010 from $680,000 for the three months ended June 30, 2009. Interest income decreased primarily due to lower yields on invested balances. The average yield for the three months ended June 30, 2010 was 0.20% versus 0.48% for the three months ended June 30, 2009. We expect our interest income to remain at these low levels for the foreseeable future due to the impact of a lower interest rate environment, a portfolio more weighted towards short-term U.S. treasuries and from the utilization of cash to finance our expansion activities.

Interest Expense. Interest expense increased to $37.6 million for the three months ended June 30, 2010 from $15.9 million for the three months ended June 30, 2009. This increase in interest expense was primarily due to additional financings entered into during 2009 and 2010 consisting of (i) our $750.0 million 8.125% senior notes offering in February 2010, (ii) our $373.8 million 4.75% convertible subordinated notes offering in June 2009 and (iii) our new Asia-Pacific financing in May 2010, of which $99.0 million was outstanding as of June 30, 2010 with an approximate blended interest rate of 5.30% per annum, which replaced both our previously-existing Asia-Pacific and Singapore financings. This increase was partially offset by our repayment of the Chicago IBX financing in March 2010 and the European financing in April 2010. During the three months ended June 30, 2010 and 2009, we capitalized $3.0 million and $3.8 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we recognize the full impact of our new Asia-Pacific financing, although this has been partially offset by repayment of debt, such as the European financing, and capitalized interest, which we expect to increase during the remainder of 2010 as we intend to embark on more expansion projects. We may also incur additional indebtedness to support our growth, resulting in further interest expense.

Loss on debt extinguishment and interest rate swaps, net. During the three months ended June 30, 2010, we recorded a $1.5 million loss on debt extinguishment and interest rate swaps, net. See “Loss on Debt Extinguishment and Interest Rate Swaps, Net” in Note 8 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. We did not record a loss on debt extinguishment and interest rate swaps, net, during the three months ended June 30, 2009.

Other Income (Expense). For the three months ended June 30, 2010, we recorded $1.5 million of other expense, primarily due to foreign currency exchange losses during the period. For the three months ended June 30, 2009, we recorded $2.6 million of other income, primarily due to foreign currency exchange gains during the period.

Income Taxes. For the three months ended June 30, 2010 and 2009, we recorded $2.4 million and $11.0 million of income tax expenses, respectively. During the three months ended June 30, 2010, our effective tax rate was not meaningful for comparison purposes because of an increase in the amount of foreign losses not benefited in our effective tax rate and an expected decline in our income before income taxes in the U.S. resulting from the effects of the Switch and Data acquisition. Our effective tax rate was 40.7% for the three months ended June 30, 2009. We expect cash income taxes during the remainder of 2010 to be significantly lower than income tax expense for the year because we still have a large amount of net operating loss carry-forwards in most of the jurisdictions in which we operate, which can be used to offset the taxable profit generated in 2010. The cash tax for 2010 is primarily for the U.S. Alternative Minimum Tax and foreign income taxes, while cash tax for 2009 was primarily for the U.S. Alternative Minimum Tax, the California state income tax and foreign income taxes.

Six Months Ended June 30, 2010 and 2009

Revenues. Our revenues for the six months ended June 30, 2010 and 2009 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Six months ended June 30,				Change
	2010	%	2009	%	$	%
North America:
Recurring revenues	$328,211	60%	$245,212	60%	$82,999	34%
Non-recurring revenues	11,991	2%	9,428	2%	2,563	27%

	340,202	62%	254,640	62%	85,562	34%

Europe:
Recurring revenues	120,109	22%	96,383	23%	23,726	25%
Non-recurring revenues	10,139	2%	6,473	2%	3,666	57%

	130,248	24%	102,856	25%	27,392	27%

Asia-Pacific:
Recurring revenues	71,033	13%	52,272	12%	18,761	36%
Non-recurring revenues	3,260	1%	2,631	1%	629	24%

	74,293	14%	54,903	13%	19,390	35%

Total:
Recurring revenues	519,353	95%	393,867	95%	125,486	32%
Non-recurring revenues	25,390	5%	18,532	4%	6,858	37%

	$544,743	100%	$412,399	100%	$132,344	32%

North America Revenues. The increase in North America revenues was primarily due to the impact of the Switch and Data acquisition, which resulted in $37.6 million of additional revenue for the six months ended June 30, 2010. The following table presents our North America revenues excluding the impact of the Switch and Data acquisition (dollars in thousands):

	Six months ended June 30,		Change
	2010	2009	$	%
North America:
Recurring revenues	$291,292	$245,212	$46,080	19%
Non-recurring revenues	11,318	9,428	1,890	20%

	$302,610	$254,640	$47,970	19%

Excluding the impact of the Switch and Data acquisition, the period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers, as well as selective price increases in each of our IBX markets. Additionally, during the six months ended June 30, 2010, we recorded $17.4 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Los Angeles and New York metro areas.

We expect that our North America revenues, including those of the acquired Switch and Data operations, will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Atlanta, Dallas, Silicon Valley and Washington, D.C. metro areas, which are expected to open during the remainder of 2010 and first quarter of 2011.

Europe Revenues. During the six months ended June 30, 2010, our revenues from Germany, the largest revenue contributor in the Europe region for the period, represented approximately 36% of the regional revenues. During the six months ended June 30, 2009, our revenues from the United Kingdom, the largest revenue contributor in the Europe region for the period, represented approximately 37% of the regional revenues. Our Europe revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the six months ended June 30, 2010, we recorded approximately $13.2 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Dusseldorf, Frankfurt, Geneva, London, Munich, Paris and Zurich metro areas. We expect that our Europe revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Amsterdam and Frankfurt metro areas, which are expected to open during the remainder of 2010.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 37% and 36%, respectively, of the regional revenues for the six months ended June 30, 2010 and 2009. Our Asia-Pacific revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the six months ended June 30, 2010, we recorded approximately $4.0 million of revenue generated from our IBX center expansions in the Hong Kong and Singapore metro areas. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX center expansions and additional expansions currently taking place in the Singapore, Sydney and Tokyo metro areas which are expected to open during the remainder of 2010.

Cost of Revenues. Our cost of revenues for the six months ended June 30, 2010 and 2009 were split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				Change
	2010	%	2009	%	$	%
North America	$172,489	58%	$130,478	57%	$42,011	32%
Europe	83,510	28%	66,440	28%	17,070	26%
Asia-Pacific	39,633	14%	33,421	15%	6,212	19%

Total	$295,632	100%	$230,339	100%	$65,293	28%

	Six months ended June 30,
	2010	2009
Cost of revenues as a percentage of revenues:
North America	51%	51%
Europe	64%	65%
Asia-Pacific	53%	61%
Total	54%	56%

North America Cost of Revenues. The increase in our North America cost of revenues was primarily due to the impact of the Switch and Data acquisition, which resulted in $27.3 million of additional cost of revenues for the six months ended June 30, 2010. Our North America cost of revenues for the six months ended June 30, 2010 and 2009 included $63.4 million and $49.5 million, respectively, of depreciation expense, including $9.6 million of depreciation expense from the impact of the Switch and Data acquisition for the six months ended June 30, 2010.

Excluding the impact of the Switch and Data acquisition, our North America cost of revenues during the six months ended June 30, 2010 was $145.2 million, which represents an increase of 11% from the six months ended June 30, 2009. This increase was primarily due to growth in depreciation expense as resulted from our IBX center expansion activity; however, this growth was partially offset by a $4.6 million decrease in depreciation expense as we revised the estimated useful lives of certain of our property, plant and equipment during the three months ended September 30, 2009. Excluding depreciation, the increase was primarily due to overall growth related to our revenue growth and costs associated with our expansion projects, including (i) an increase of $4.2 million in rent and facility costs, (ii) $1.7 million in higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (323 North America employees as of June 30, 2010 versus 292 as of June 30, 2009) and (iii) an increase of $1.6 million in utility costs as a result of increased customer installations. We expect North America cost of revenues to increase as we continue to grow our business.

Europe Cost of Revenues. Europe cost of revenues for the six months ended June 30, 2010 and 2009 included $25.0 million and $17.7 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity; however, this growth was partially offset by a $526,000 decrease in depreciation expense as we revised the estimated useful lives of certain of our property, plant and equipment during the three months ended September 30, 2009. Excluding depreciation expense, the increase in Europe cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as (i) an increase of $2.6 million of utility costs arising from increased customer installations and revenues attributed to customer growth, (ii) $1.5 million of higher rent and facility costs, (iii) $1.4 million of higher compensation expense, (iv) $1.2 million of higher professional services related to our various consulting projects to support our growth in Europe and (v) $1.1 million of higher repair and maintenance costs. We expect Europe cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the six months ended June 30, 2010 and 2009 included $12.7 million and $12.6 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity; however, this growth was partially offset by a $2.8 million decrease in depreciation expense as we revised the estimated useful lives of certain of our property, plant and equipment during the three months ended September 30, 2009. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as $2.0 million of higher utility costs and an increase of $1.5 million of rent and facility costs. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the six months ended June 30, 2010 and 2009 were split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				Change
	2010	%	2009	%	$	%
North America	$31,458	65%	$17,464	57%	$13,994	80%
Europe	10,906	23%	8,662	28%	2,244	26%
Asia-Pacific	6,017	12%	4,646	15%	1,371	30%

Total	$48,381	100%	$30,772	100%	$17,609	57%

	Six months ended June 30,
	2010	2009
Sales and marketing expenses as a percentage of revenues:
North America	9%	7%
Europe	8%	8%
Asia-Pacific	8%	8%
Total	9%	7%

North America Sales and Marketing Expenses. The increase in our North America sales and marketing expenses was primarily due to the impact of the Switch and Data acquisition, which resulted in $5.4 million of additional sales and marketing expenses including $1.7 million of amortization expense for customer contracts for the six months ended June 30, 2010.

Excluding the impact of the Switch and Data acquisition, our North America sales and marketing expenses during the six months ended June 30, 2010 were $26.1 million, which represents an increase of 49% from the six months ended June 30, 2009. This increase was primarily due to $6.2 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (138 North America sales and marketing employees as of June 30, 2010 versus 103 as of June 30, 2009).

We generally expect North America sales and marketing expenses to increase as we continue to grow our business and invest further in various branding initiatives; however, as a percentage of revenues, we generally expect them to decrease. However, we have decided to invest further in our North America sales and marketing team in 2010 including anticipated headcount growth and new product innovation efforts and, as a result, this trend will be temporarily impacted.

Europe Sales and Marketing Expenses. The increase in our Europe sales and marketing expenses was primarily due to $1.6 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (67 Europe sales and marketing employees as of June 30, 2010 versus 54 as of June 30, 2009). Going forward, although we are carefully monitoring our spending given the current economic environment, we generally expect Europe sales and marketing expenses to increase as we continue to grow our business; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to $985,000 of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (52 Asia-Pacific sales and marketing employees as of June 30, 2010 versus 35 as of June 30, 2009); however, our Asia-Pacific sales and marketing expenses for the six months ended June 30, 2010 included the benefit of a $680,000 accrual reversal associated with adjusting the estimated costs of an annual sales recognition program which is an out-of-period adjustment. This $680,000 out-of-period adjustment represents the correction of errors attributable to the year ended December 31, 2009, which we have concluded was not material to any previously-reported historical annual or quarterly period for the year ended December 31, 2009. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific sales and marketing expenses to increase as we continue to grow our business; however, as a percentage of revenues, we generally expect them to decrease.

General and Administrative Expenses. Our general and administrative expenses for the six months ended June 30, 2010 and 2009 were split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				Change
	2010	%	2009	%	$	%
North America	$68,925	71%	$50,062	69%	$18,863	38%
Europe	19,839	20%	14,441	20%	5,398	37%
Asia-Pacific	8,557	9%	8,103	11%	454	6%

Total	$97,321	100%	$72,606	100%	$24,715	34%

	Six months ended June 30,
	2010	2009
General and administrative expenses as a percentage of revenues:
North America	20%	20%
Europe	15%	14%
Asia-Pacific	12%	15%
Total	18%	18%

North America General and Administrative Expenses. The increase in our North America general and administrative expenses was primarily due to the impact of the Switch and Data acquisition, which resulted in $6.5 million of additional general and administrative expenses for the six months ended June 30, 2010.

Excluding the impact of the Switch and Data acquisition, our North America general and administrative expenses during the six months ended June 30, 2010 was $62.4 million, which represents an increase of 25% from the six months ended June 30, 2009. This increase in our North America general and administrative expenses was primarily due to $10.1 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (352 North America general and administrative employees as of June 30, 2010 versus 285 as of June 30, 2009).

Going forward, although we are carefully monitoring our spending given the current economic environment, we expect North America general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Europe General and Administrative Expenses. The increase in our Europe general and administrative expenses was primarily due to $3.4 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (143 Europe general and administrative employees as of June 30, 2010 versus 94 as of June 30, 2009). Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our Europe general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

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

Restructuring Charges. During the six months ended June 30, 2010, we recorded restructuring charges totaling $4.4 million primarily related to one-time termination benefits attributed to certain Switch and Data employees. For additional information, see “Restructuring Charges” in Note 12 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. We anticipate that we will incur additional restructuring charges in connection with the Switch and Data acquisition also related to one-time termination benefits during the remainder of 2010 and the first four months of 2011. During the six months ended June 30, 2009, we recorded reductions of restructuring charges totaling $6.1 million, primarily due to a reversal of a restructuring charge accrual of $5.8 million for our excess space in the Los Angeles metro area as a result of our decision to utilize this space to expand our original Los Angeles IBX center. Our excess space lease in the New York metro area remains abandoned and continues to carry a restructuring charge. Our restructuring charges all relate to our North America geographic region.

Acquisition Costs. During the six months ended June 30, 2010, we recorded acquisition costs totaling $10.8 million related to the Switch and Data acquisition. During the six months ended June 30, 2009, we did not record any acquisition costs. We do not expect to incur significant additional acquisition costs related to the Switch and Data acquisition. Our acquisition costs all relate to our North America geographic region.

Interest Income. Interest income decreased to $997,000 for the six months ended June 30, 2010 from $1.6 million for the six months ended June 30, 2009. Interest income decreased primarily due to lower yields on invested balances. The average yield for the six months ended June 30, 2010 was 0.19% versus 0.72% for the six months ended June 30, 2009. We expect our interest income to remain at these low levels for the foreseeable future due to the impact of a lower interest rate environment, a portfolio more weighted towards short-term U.S. treasuries, and from the utilization of cash to finance our expansion activities.

Interest Expense. Interest expense increased to $63.3 million for the six months ended June 30, 2010 from $29.4 million for the six months ended June 30, 2009. This increase in interest expense was primarily due to additional financings entered into during 2009 and 2010 consisting of (i) our $750.0 million 8.125% senior notes offering in February 2010, (ii) our $373.8 million 4.75% convertible subordinated notes offering in June 2009 and (iii) our new Asia-Pacific financing in April 2010, of which $99.0 million was outstanding as of June 30, 2010 with an approximate interest rate of 5.30% per annum, which replaced both our previously-existing Asia-Pacific and Singapore financings. This increase was partially offset by our repayment of the Chicago IBX financing in March 2010 and the European financing in April 2010. During the six months ended June 30, 2010 and 2009, we capitalized $6.7 million and $7.8 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we recognize the full impact of our new Asia-Pacific financing, although this has been partially offset by repayment of debt, such as the Chicago IBX financing in March 2010 and the European financing in April 2010, and capitalized interest, which we expect to increase during the remainder of 2010 as we intend to embark on more expansion projects. We may also incur additional indebtedness to support our growth, resulting in further interest expense.

Other-Than-Temporary Impairment Recovery (Loss) On Investments. For the six months ended June 30, 2010, we recorded a $3.4 million recovery of other-than-temporary impairment loss on investments due to an additional distribution from one of our money market accounts as more fully described in Note 4 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2009, we recorded $2.7 million of other-than-temporary impairment loss on this same money market account.

Loss on debt extinguishment and interest rate swaps, net. During the six months ended June 30, 2010, we recorded a $4.8 million loss on debt extinguishment and interest rate swaps, net. See “Loss on Debt Extinguishment and Interest Rate Swpas, Net” in Note 8 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. We did not record loss on debt extinguishment and interest rate swaps, net, during the six months ended June 30, 2009.

Other Income (Expense). For the six months ended June 30, 2010, we recorded $1.5 million of other expense, primarily due to foreign currency exchange losses during the period. For the six months ended June 30, 2009, we recorded $1.2 million of other income, primarily due to foreign currency exchange gains during the period.

Income Taxes. For the six months ended June 30, 2010 and 2009, we recorded $11.1 million and $22.6 million of income tax expenses, respectively. Our effective tax rates were 48.3% and 40.7% for the six months ended June 30, 2010 and 2009, respectively. The increase in the effective tax rate for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was due primarily to an increase in foreign losses which did not benefit the Company’s effective tax rate. We expect cash income taxes during the remainder of 2010 to be significantly lower than income tax expense for the year because we still have a large amount of net operating loss carry-forwards in most of the jurisdictions in which we operate, which can be used to offset the taxable profit generated in 2010. The cash tax for 2010 is primarily for the U.S. Alternative Minimum Tax and foreign income taxes, while cash tax for 2009 was primarily for the U.S. Alternative Minimum Tax, the California state income tax and foreign income taxes.

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

In addition, in presenting the non-GAAP financial measures, we exclude amortization expense related to certain intangible assets, as it represents a cost that may not recur and is not a good indicator of our current or future operating performance. We exclude accretion expense, both as it relates to asset retirement obligations as well as accrued restructuring charge liabilities, as these expenses represent costs which we believe are not meaningful in evaluating our current operations. We exclude non-cash stock-based compensation expense as it represents expense attributed to equity awards that have no current or future cash obligations. As such, we, and many investors and analysts, exclude this stock-based compensation expense when assessing the cash generating performance of our operations. We also exclude restructuring charges from our non-GAAP financial measures. The restructuring charges relate to our decisions to exit leases for excess space adjacent to several of our IBX data centers, which we did not intend to build out, or our decision to reverse such restructuring charges or severance charges related to the Switch and Data acquisition. Finally, we also exclude acquisition costs from our non-GAAP financial measures. The acquisition costs relate to costs we incur in connection with business combinations. Management believes such items as restructuring charges and acquisition costs are non-core transactions; however, these types of costs will or may occur in future periods.

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

We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges and acquisition costs as presented below (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Income from operations	$40,227	$41,029	$88,209	$84,735
Depreciation, amortization and accretion expense	63,626	45,266	112,948	87,233
Stock-based compensation expense	18,096	13,459	33,070	24,997
Restructuring charges	4,357	(220)	4,357	(6,053)
Acquisitions costs	5,849	—	10,843	—

Adjusted EBITDA	$132,155	$99,534	$249,427	$190,912

The geographic split of our adjusted EBITDA is presented below (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
North America:
Income from operations	$22,529	$28,748	$52,130	$62,689
Depreciation, amortization and accretion expense	43,081	27,274	71,255	53,313
Stock-based compensation expense	13,650	10,212	24,663	19,028
Restructuring charges	4,357	(220)	4,357	(6,053)
Acquisitions costs	5,849	—	10,843	—

Adjusted EBITDA	$89,466	$66,014	$163,248	$128,977

Europe:
Income from operations	$7,672	$7,887	$15,993	$13,313
Depreciation, amortization and accretion expense	13,737	11,234	28,221	20,835
Stock-based compensation expense	2,531	1,480	4,681	2,832

Adjusted EBITDA	$23,940	$20,601	$48,895	$36,980

Asia-Pacific:
Income from operations	$10,026	$4,394	$20,086	$8,733
Depreciation, amortization and accretion expense	6,808	6,758	13,472	13,085
Stock-based compensation expense	1,915	1,767	3,726	3,137

Adjusted EBITDA	$18,749	$12,919	$37,284	$24,955

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

Liquidity and Capital Resources

As of June 30, 2010, our total indebtedness was comprised of (i) convertible debt principal totaling $1.0 billion from our 2.50% convertible subordinated notes (gross of discount), our 3.00% convertible subordinated notes, and our 4.75% convertible subordinated notes (gross of discount) and (ii) non-convertible debt and financing obligations totaling $1.2 billion consisting of (a) $750.0 million of principal from our senior notes, (b) $189.3 million of principal from our mortgage and loans payable and (c) $215.3 million from our capital lease and other financing obligations.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of our current portion of debt due, and to complete our publicly-announced expansion projects. As of June 30, 2010, we had $722.0 million of cash, cash equivalents and short-term and long-term investments. Besides our investment portfolio and any financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base and have continued to experience relatively strong collections, if the current market conditions were to deteriorate further, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity.

As of June 30, 2010, we had a total of approximately $110.3 million of additional liquidity available to us, which consists of (i) approximately $103.7 million under the new Asia-Pacific financing and (ii) $6.6 million under the $25.0 million Bank of America revolving credit line. Our indebtedness as of June 30, 2010, as noted above, included approximately $1.0 billion of non-convertible senior debt. Although these are committed facilities, most of which are fully drawn or utilized and for which we are amortizing debt repayments of either principal and/or interest only, and we are in full compliance with all covenants related to them effective June 30, 2010, deteriorating market and liquidity conditions may give rise to issues which may impact the lenders’ ability to hold these debt commitments to their full term.

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

Sources and Uses of Cash

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$156,718	$165,443
Net cash used in investing activities	(359,012)	(281,945)
Net cash provided by financing activities	377,563	297,716

Operating Activities. The decrease in net cash provided by operating activities was primarily due to growth in accounts receivable and payments related to the termination of several interest rate swaps totaling $17.3 million. We expect that we will continue to generate cash from our operating activities during the remainder of 2010 and beyond.

Investing Activities. The increase in net cash used in investing activities was primarily due to higher capital expenditures as a result of expansion activity and the Switch and Data acquisition. During the six months ended June 30, 2010 and 2009, these capital expenditures were $292.1 million and $179.6 million, respectively. We expect that our IBX expansion construction activity will be at consistent levels. However, if the opportunity to expand is greater than planned and we have sufficient funding to increase the expansion opportunities available to us, we may increase the level of capital expenditures to support this growth.

Financing Activities. The net cash provided by financing activities for the six months ended June 30, 2010 was primarily due to our $750.0 million 8.125% senior notes offering in February 2010, partially offset by repayment of our debt facilities, including the Chicago IBX financing, the European financing, the Asia-Pacific financing, the Singapore financing and the Netherlands financing; however, the Asia-Pacific financing and the Singapore financing were replaced by the new Asia-Pacific financing. Net cash provided by financing activities during the six months ended June 30, 2009 was primarily due to our 4.75% convertible notes offering, partially offset by repayment of our debt facilities. We expect that our financing activities will consist primarily of repayment of our debt during the remainder of 2010.

Debt Obligations

Senior Notes. In February 2010, we issued $750.0 million aggregate principal amount of 8.125% senior notes due March 1, 2018, which are referred to as the senior notes. Interest is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2010.

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

In addition, at any time prior to March 1, 2014, we may also redeem all or a part of the senior notes at a redemption price equal to 100% of the principal amount of the senior notes redeemed plus applicable premium plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

Upon a change in control, we will be required to make an offer to purchase each holder’s senior notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase.

New Asia-Pacific Financing. In May 2010, our five wholly-owned subsidiaries, located in Australia, Hong Kong, Japan and Singapore, completed a new multi-currency credit facility agreement for approximately $202.7 million, which is referred to as the new Asia-Pacific financing, comprising 79.2 million Australian dollars, 370.4 million Hong Kong dollars, 99.4 million Singapore dollars and 1.5 billion Japanese yen. The new Asia-Pacific financing replaced our existing Asia-Pacific financing and Singapore financing. The new Asia-Pacific financing has a five-year term with semi-annual principal payments and quarterly debt service and consist of two tranches: (i) Tranche A was available for immediate drawing upon satisfaction of certain conditions precedent and was used to refinance the existing Asia-Pacific financing and Singapore financing and (ii) Tranche B is available for drawing in Australian, Hong Kong and Singapore dollars only for up to 24 months following the effective date of the new Asia-Pacific financing. The new Asia Pacific financing bears an interest rate of 3.50% above the local borrowing rates for the first 12 months and interest rates between 2.50%-3.50% above the local borrowing rates thereafter, depending on the leverage ratio within our five subsidiaries. The new Asia-Pacific financing contains financial covenants with which we must comply quarterly. The new Asia-Pacific financing is guaranteed by us and is secured by certain of our five subsidiaries’ assets and share pledges. In May 2010, our five subsidiaries drew-down a total of approximately $99.0 million from Tranche A and Tranche B under the new Asia-Pacific financing, primarily for the prepayment and termination of the existing Asia-Pacific financing and the Singapore financing. As of June 30, 2010, our five subsidiaries had fully utilized Tranche A under the new Asia-Pacific financing. The loans payable under the new Asia-Pacific financing have a final maturity date of March 2015. As of June 30, 2010, we were in compliance with all financial covenants in connection with the new Asia-Pacific financing. As of June 30, 2010, approximately $99.0 million was outstanding under the new Asia-Pacific financing at an approximate blended interest rate of 5.30% per annum, leaving approximately $103.7 million available for future borrowings under the new Asia-Pacific financing.

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

European Financing. In April 2010, we prepaid and terminated the European financing at par for a total payment of approximately $121.7 million plus accrued and unpaid interest. On the same date, we terminated three interest rate swaps associated with the European financing and paid a total of $4.2 million to terminate these interest rate swaps.

Netherlands Financing. In June 2010, we prepaid and terminated the Netherlands financing at par for a total payment of approximately $8.0 million plus accrued and unpaid interest.

Switch and Data Debt. In May 2010, we prepaid and terminated at par a revolving credit facility assumed in connection with the Switch and Data acquisition for a total payment of $138.9 million plus accrued and unpaid interest. On the same date, the Company terminated the associated interest rate swap acquired related to this revolving credit facility and paid a total of $9.8 million to terminate this interest rate swap.

In May 2010, we prepaid and terminated an equipment capital lease assumed in connection with the Switch and Data acquisition for a total payment of $9.2 million.

In April 2010, we also assumed two other capital leases in connection with the Switch and Data acquisition related to two properties in North Bergen, New Jersey, which is referred to as the New Jersey capital lease, and Sunnyvale, California, which is referred to as the Sunnyvale capital lease. We assumed a capital lease obligation for the New Jersey capital lease with a fair value of $24.7 million at the acquisition date and monthly payments due through July 2023 at an effective interest rate of 8.6% per annum. We assumed a capital lease obligation for the Sunnyvale capital lease with a fair value of $15.6 million at the acquisition date and monthly payments due through July 2022 at an effective interest rate of 8.6% per annum.

$25.0 Million Bank of America Revolving Credit Line. In February 2010, we amended the $25.0 million Bank of America revolving credit line and extended the maturity date to February 11, 2011. In addition, the $25.0 million Bank of America revolving credit line was amended to permit us to fund the cash payment portion of the pending acquisition of Switch and Data and to repay or retire its outstanding loan obligations upon the closing of the Switch and Data acquisition. The $25.0 million Bank of America revolving credit line will be used primarily to fund our working capital and to enable us to issue letters of credit. The effect of issuing letters of credit under the $25.0 million Bank of America revolving credit line reduces the amount available for borrowing under the $25.0 million Bank of America revolving credit line. We may borrow, repay and reborrow under the $25.0 million Bank of America revolving credit line at either the prime rate or at a borrowing margin of 2.75% over one, three or six month LIBOR, subject to a minimum borrowing cost of 3.00%. The $25.0 million Bank of America revolving credit line contains three financial covenants, which we must comply with quarterly, consisting of a tangible net worth ratio, a debt service ratio and a senior leverage ratio and is collateralized by our domestic accounts receivable balances. As of June 30, 2010, we were in compliance with all financial covenants in connection with the $25.0 million Bank of America revolving credit line. The $25.0 million Bank of America revolving credit line is available for renewal subject to mutual agreement by both parties. As of June 30, 2010, we had issued 16 irrevocable letters of credit totaling $18.4 million under the $25.0 million Bank of America revolving credit line. As a result, the amount available to borrow was $6.6 million as of June 30, 2010.

Contractual Obligations and Off-Balance Sheet Arrangements

We lease a majority of our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2030. The following represents our debt maturities, financings, leases and other contractual commitments as of June 30, 2010 (in thousands):

	2010 (6 months)	2011	2012	2013	2014	2015 and thereafter	Total
Convertible debt (1)	$—	$—	$250,000	$—	$395,986	$373,750	$1,019,736
Senior notes (1)	—	—	—	—	—	750,000	750,000
New Asia-Pacific financing (1)	9,927	18,199	20,147	22,826	18,578	9,281	98,958
Interest (2)	50,257	100,506	96,459	92,291	88,875	240,150	668,538
Mortgage payable (3)	5,082	10,164	10,164	10,165	10,165	113,174	158,914
Capital lease and other financing obligations (3)	11,414	25,047	25,462	25,940	26,810	229,533	344,206
Operating leases under accrued restructuring charges (4)	1,392	2,182	2,369	2,382	2,395	1,405	12,125
Operating leases (5)	51,036	100,710	102,813	103,390	99,122	502,772	959,843
Other contractual commitments (6)	122,781	38,470	14,615	8	—	—	175,874
Asset retirement obligations (7)	—	—	—	—	—	42,779	42,779

	$251,889	$295,278	$522,029	$257,002	$641,931	$2,262,844	$4,230,973

(1)	Represents principal only.
(2)	Represents interest on convertible debt, senior notes and new Asia-Pacific financing based on their approximate interest rates as of June 30, 2010.
(3)	Represents principal and interest.
(4)	Excludes any subrental income.
(5)	Represents minimum operating lease payments, excluding potential lease renewals.
(6)	Represents off-balance sheet arrangements. Other contractual commitments are described below.
(7)	Represents liability, net of future accretion expense.

In connection with some of our leases, we entered into 15 irrevocable letters of credit totaling $17.4 million with Bank of America. These letters of credit were provided in lieu of cash deposits under the $25.0 million Bank of America revolving credit line and automatically renew in successive one-year periods until the final lease expiration date. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the $25.0 million Bank of America revolving credit line. These contingent commitments are not reflected in the table above.

Primarily as a result of our various IBX expansion projects, as of June 30, 2010, we were contractually committed for $77.3 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2010 and 2011, is reflected in the table above as “other contractual commitments.”

We had other non-capital purchase commitments in place as of June 30, 2010, such as commitments to purchase power in select locations, primarily in the U.S., Australia, Singapore and Tokyo, during the remainder of 2010 and thereafter, and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during the remainder of 2010 and beyond. Such other purchase commitments as of June 30, 2010, which total $98.5 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $150.0 million to $200.0 million, in addition to the $77.3 million in contractual commitments discussed above as of June 30, 2010, in our various IBX expansion projects during the remainder of 2010 in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.

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

As more fully described in Cash, Cash Equivalents and Short-Term and Long-Term Investments in Note 4 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we received an additional distribution of $3.4 million from our investment in the Reserve Primary Fund in January 2010. In addition, as more fully described in Debt Facilities and Other Financing Obligations in Note 8 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, during the six months ended June 30, 2010, we terminated and paid all interest rate swaps outstanding for a total payment of $17.3 million in connection with the prepayment and termination of several debt facilities that bore interest rates at variable rates. As of June 30, 2010, we had only one debt instrument remaining with variable interest rates, which is our new Asia-Pacific financing. While there have been no other significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the three and six months ended June 30, 2010 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2009, during the six months ended June 30, 2010, the U.S. dollar strengthened relative to certain of the currencies of the foreign countries in which we operate. This has significantly impacted our consolidated financial position and results of operations during this period including the amount of revenue that we reported. Continued strengthening of the U.S. dollar may continue to have a significant impact to us in future periods.

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

Pihana Litigation

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawaii, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the internet exchange services business of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana’s majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725.0 million value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which adds new plaintiffs (other alleged holders of Pihana common stock) but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed in a separate action by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by Equinix and other Defendants. On April 24, 2009, plaintiffs filed a Second Amended Complaint (“SAC”) to correct the naming of certain parties. The SAC is otherwise substantively identical to the Amended Complaint, and all motions to dismiss the Amended Complaint have been treated as responsive to the SAC. On September 1, 2009, the Court heard Defendants’ motions to dismiss the SAC and ruled at the hearing that all claims against all Defendants are time-barred. The Court also considered whether there were further independent grounds for dismissing the claims, and supplemental briefing was submitted with respect to claims against one defendant and plaintiffs’ renewed request for further leave to amend. On March 23, 2010, the Court entered final Orders granting the motions to dismiss as to all Defendants and issued a minute Order denying Plaintiffs’ renewed request for further leave to amend. On May 21, 2010, Plaintiffs filed a Notice of Appeal. We believe that plaintiffs’ claims and alleged damages are without merit and we intend to continue to defend the litigation vigorously.

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

On January 19, 2010, counsel for parties in all three lawsuits entered into a memorandum of understanding in which they agreed upon the terms of a settlement of all three lawsuits. In connection with this settlement, the three lawsuits and all claims asserted therein are expected to be dismissed with prejudice. The proposed settlement is conditional upon, among other things, consummation of the merger and final approval of the proposed settlement by the Florida state court. The proposed settlement contemplates that plaintiffs’ counsel will apply to the Florida state court for an award of attorneys’ fees and costs in an aggregate amount of $900,000, and that the defendants will not oppose or undermine this application. We expect that approximately 70 percent of these attorneys’ fees will be paid by insurance maintained by Switch and Data, and that we will pay the remainder. Pursuant to this agreement, the parties sought and obtained stays of the Florida federal and Delaware actions pending approval of the settlement. On March 22, 2010, the parties entered into a stipulation of settlement and release, adopting the terms of the memorandum of understanding outlined above. Pursuant to this stipulation, on March 25, 2010, the parties filed a Joint Motion for Class Certification and Preliminary Approval of Settlement in Florida state court. On May 7, 2010, the Court granted the motion and scheduled a final approval hearing for August 9, 2010. If final approval of the settlement is granted, then the parties will seek dismissal with prejudice of the other two actions. If the settlement is not finalized, we intend to continue to defend the action vigorously.

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

Over the last several years, we have completed several acquisitions, including that of IXEurope plc in 2007, Virtu Secure Webservices B.V. in 2008, Upminster GmbH in 2009 and Switch and Data in 2010. We may make additional acquisitions in the future, which may include acquisitions of businesses, products, services or technologies that we believe to be complementary, as well as acquisitions of new IBX data centers or real estate for development of new IBX data centers. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to several potential risks, including:

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

•

the dilution of our existing stockholders as a result of our issuing stock in transactions, such as our acquisition of Switch and Data, where 80% of the consideration payable to Switch and Data’s stockholders consisted of shares of our common stock;

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

•

the possibility of litigation or other claims in connection with or as a result of an acquisition, including claims from terminated employees, customers, former stockholders or other third parties; and

•

the possibility of pre-existing undisclosed liabilities, including but not limited to lease or landlord related liability, environmental or asbestos liability, for which insurance coverage may be insufficient or unavailable.

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

We have a significant amount of debt and expect to incur additional debt to support our growth. As of June 30, 2010, our total indebtedness was approximately $2.1 billion, our stockholders’ equity was $1.8 billion and our cash and investments totaled $722.0 million.

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

In addition, of our total indebtedness as of June 30, 2010, $1.2 billion was non-convertible senior debt. Some of these are committed facilities, for which we are amortizing debt repayments of either principal and/or interest only, and for which we were in compliance with the covenants related to this debt effective June 30, 2010. However, deteriorating market and liquidity conditions may give rise to issues which may impact the lenders’ ability to hold these debt commitments to maturity. Accordingly, these lenders of committed and drawn facilities may refuse to fund further advances under the undrawn facilities or attempt to call outstanding amounts, even though no call provisions exist absent a default. Loss of these facilities would have an adverse effect on our liquidity.

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

The uncertain economic environment could have an adverse effect on our liquidity. Customer collections are our primary source of cash. While we believe we have a strong customer base and have continued to experience strong collections, if the current market conditions were to worsen, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us. We may also be required to further increase our allowance for doubtful accounts and our results would be negatively impacted. Our sales cycle could also be further lengthened if customers slow spending, or delay decision-making, on our products and services, which could adversely affect our revenue growth. Finally, we could also experience pricing pressure as a result of economic conditions if our competitors lower prices and attempt to lure away our customers with lower cost solutions.

The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties’ credit deteriorates further or they are otherwise unable to perform their obligations.

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

Although we have in the past, and may decide in the future, to undertake foreign exchange hedging transactions to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure. For example, while we hedge certain of our foreign currency assets and liabilities on our consolidated balance sheet, we do not hedge revenue. Therefore, any weakness of the U.S. dollar may have a positive impact on our consolidated results of operations because the currencies in the foreign countries in which we operate may translate into more U.S. dollars. However, if the U.S. dollar strengthens relative to the currencies of the foreign countries in which we operate our consolidated financial position and results of operations may be negatively impacted as amounts in foreign currencies will generally translate into fewer U.S. dollars. During the six months ended June 30, 2010, the U.S. dollar strengthened relative to certain of the currencies of the foreign countries in which we operate, which had a negative impact to our results of operations. In future periods, additional strengthening of the U.S. dollar could continue to have a negative impact on our consolidated financial position and results of operations including the amount of revenue that we report in future periods. For additional information on foreign currency risk, refer to our discussion of foreign currency risk in “Quantitative and Qualitative Disclosures About Market Risk” included in Part 1, Item 3 of this Quarterly Report.”

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

As of June 30, 2010, our accumulated deficit was $374.1 million. Although we have generated net income for each fiscal year since 2008, our first full year of net income since our inception, we are also currently investing heavily in our future growth through the build-out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial crisis may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Our business depends on providing customers with highly reliable service. We must protect our customers’ IBX infrastructure and their equipment located in our IBX data centers. Furthermore, we continue to acquire IBX data centers not built by us. If we discover that these IBX data centers and their infrastructure assets are not in the condition we expected when they were acquired, we may be required to incur substantial additional costs to repair or upgrade the centers. The services we provide in each of our IBX data centers are subject to failure resulting from numerous factors, including:

•	human error;

•	equipment failure;

•	physical, electronic and cybersecurity breaches;

•	fire, earthquake, hurricane, flood, tornado and other natural disasters;

•	extreme temperatures;

•	water damage;

•	fiber cuts;

•	power loss;

•	terrorist acts;

•	sabotage and vandalism; and

•	failure of business partners who provide our resale products.

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

Furthermore, we are dependent upon Internet service providers, telecommunications carriers and other website operators in the North America region, Asia-Pacific region, Europe and elsewhere, some of which have experienced significant system failures and electrical outages in the past. Users of our services may in the future experience difficulties due to system failures unrelated to our systems and services. If for any reason, these providers fail to provide the required services, our business, financial condition and results of operations could be materially and adversely impacted.

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

Fossil fuel combustion creates greenhouse gas (“GHG”) emissions that are linked to global climate change. Regulations to limit greenhouse gas emissions are in force in the European Union in an effort to prevent or reduce climate change. In the United States, federal legislative proposals are being actively considered that would, if adopted, implement some form of regulation or taxation to reduce or mitigate GHG emissions. In addition, the U.S. Environmental Protection Agency (“EPA”) is taking steps towards using its existing authority under the Clean Air Act to regulate GHG emissions. On June 3, 2010, the EPA published a final rule setting forth the permitting program for regulating GHG emissions from major stationary sources. These permitting requirements will include, but are not limited to, meeting the best available control technologies for GHG emissions, and monitoring, reporting and recordkeeping for GHG emissions. The first steps of the program become effective January 2, 2011, and apply to large sources of GHGs such as, for example, fossil-fueled electricity generating facilities, that are already subject to Clean Air Act major source permits for their emission of non-GHG air pollutants (such as sulfur dioxide or particulate matter). The second step of the permitting program is effective July 1, 2011, and applies to the construction of a new facility that will emit 100,000 tons per year or more of carbon dioxide equivalent (“CO2 e”, a unit of measurement for GHGs) or to the modification of an existing facility that results in an increase of GHG emissions by 75,000 tons per year of CO2e. There is a small-source exception to the Tailoring Rule that we believe applies to our facilities. Under the exception, no source with emissions below 50,000 tons per year of CO2e or any modification resulting in an increase of less than 50,000 tons per year of CO2e will be subject to PSD or Title V permitting before at least April 30, 2016. EPA also announced plans in the final rule to develop permitting requirements for smaller sources of GHGs after the expiration of the small-source exception, which could potentially affect our facilities. We are in the process of confirming that the small-source exception applies to our facilities and will continue to monitor the developments of this regulatory program to evaluate its impact on our facilities and business.

Several states within the United States have adopted laws intended to limit fossil fuel consumption and/or encourage renewable energy development for the same purpose. For example, California enacted AB-32, the Global Warming Solutions Act of 2006, prescribing a statewide cap on global warming pollution with a goal of reaching 1990 GHG emission levels by 2020 and 80% below 1990 levels by 2050 and establishing a mandatory emissions reporting program.

Federal, regional, state and international regulatory programs are still developing. In their final form, they may include a tax on carbon, a carbon “cap-and-trade” market, and/or other restrictions on carbon and GHG emissions. The area of GHG limitations and regulation is rapidly changing and will continue to change as additional legislation is considered and adopted, and regulations are finalized that implement existing law. For example, the United Kingdom recently adopted the mandatory Carbon Reduction Commitment Energy Efficiency Scheme (“CRC”), which requires certain public and private sector organizations that are consumers of large amounts of electricity to register with the program, participate in energy-saving activities and reduce their GHG emissions. The CRC became effective April 1, 2010, and qualifying organizations must register by September 30, 2010. We are currently taking steps to register under the CRC scheme and evaluating the extent of our obligations and the implications for our business in the United Kingdom.

We do not anticipate that climate change-related laws and regulations would directly limit the emissions of GHG by our operations. We could, however, be directly subject to taxes, fees or costs, or could indirectly be required to reimburse electricity providers for such costs that would represent the amount of GHG we emit. The expected controls on GHG emissions are likely to increase the costs of electricity or fossil fuels, and these cost increases could materially increase our costs of operation or limit the availability of electricity or emergency generator fuels. The physical impacts of climate change, including extreme weather conditions such as heat waves, could materially increase our costs of operation due to, for example, an increase in our energy use in order to maintain the temperature and internal environment of our data centers necessary for our operations. To the extent any environmental laws enacted or regulations passed by the United States, or any domestic or foreign jurisdiction we perform business in, impose new or unexpected costs, our business, results of operations or financial condition may be adversely affected.

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

For the years ended December 31, 2009, 2008 and 2007, we recognized 39%, 37% and 23%, respectively, of our revenues outside North America. For the six months ended June 30, 2010, we recognized 38% of our revenues outside North America.

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

While we own certain of our IBX data centers, others are leased under long-term arrangements with lease terms expiring at various dates ranging from 2010 to 2030. These leased centers have all been subject to significant development by us in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. All of our IBX data center leases have renewal options available to us. However, many of these renewal options provide for rent set at then-prevailing market rates. To the extent that then-prevailing market rates are higher than present rates, these higher costs may adversely impact our business and results of operations.

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

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawaii, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the internet exchange services business of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana’s majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725 million value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which adds new plaintiffs (other alleged holders of Pihana common stock), but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by Equinix and other Defendants. On April 24, 2009, plaintiffs filed a Second Amended Complaint (“SAC”) to correct the naming of certain parties. The SAC is otherwise substantively identical to the Amended Complaint, and all motions to dismiss the Amended Complaint have been treated as responsive to the SAC. On September 1, 2009, the Court heard Defendants’ motions to dismiss the SAC and ruled at the hearing that all claims against all Defendants are time-barred. The Court also considered whether there were further independent grounds for dismissing the claims, and supplemental briefing was submitted with respect to claims against one defendant and plaintiffs’ renewed request for further leave to amend. On March 23, 2010, the Court entered final Orders granting the motions to dismiss as to all Defendants and issued a minute Order denying Plaintiffs’ renewed request for further leave to amend. On May 21, 2010, Plaintiffs filed a Notice of Appeal.

In the fourth quarter of 2009, three purported stockholder class action lawsuits were filed against us in connection with our proposed merger with Switch and Data. The first, filed October 27, 2009 in the Delaware Chancery Court, names Equinix, Sundance Acquisition Corporation, Switch and Data, and the members of Switch and Data’s board of directors as defendants. The lawsuit alleges that the Switch and Data directors breached their fiduciary duties to Switch and Data’s stockholders in connection with the proposed merger, and that Equinix aided and abetted these alleged breaches. The second complaint, filed October 30, 2009 in Florida state court, raises similar claims against the same defendants. The third complaint, filed on December 7, 2009 in the United States District Court for the Middle District of Florida, likewise raises similar claims but did not name Sundance Acquisition Corporation as a defendant. Both the second and third complaints included claims alleging that Switch and Data had failed to disclose material information concerning the merger to stockholders. On January 19, 2010, counsel for parties in all three lawsuits entered into a memorandum of understanding in which they agreed upon the terms of a settlement of all three lawsuits. In connection with this settlement, the three lawsuits and all claims asserted therein are expected to be dismissed with prejudice. The proposed settlement is conditional upon, among other things, consummation of the merger and final approval of the proposed settlement by the Florida state court. The proposed settlement contemplates that plaintiffs’ counsel will apply to the Florida state court for an award of attorneys’ fees and costs in an aggregate amount of $900,000, and that the defendants will not oppose or undermine this application. We expect that approximately 70 percent of these attorneys’ fees will be paid by insurance maintained by Switch and Data, and that we will pay the remainder. Pursuant to this agreement, the parties sought and obtained stays of the Florida federal and Delaware actions pending approval of the settlement. On March 22, 2010, the parties entered into a stipulation of settlement and release, adopting the terms of the memorandum of understanding outlined above. Pursuant to this stipulation, on March 25, 2010, the parties filed a Joint Motion for Class Certification and Preliminary Approval of Settlement in Florida state court. On May 7, 2010, the Court granted the motion and scheduled a final approval hearing for August 9, 2010. If final approval of the settlement is granted, then the parties will seek dismissal with prejudice of the other two actions.

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

Government regulation may adversely affect our business.

Various laws and governmental regulations, both in the U.S. and abroad, governing Internet related services, related communications services and information technologies remain largely unsettled, even in areas where there has been some legislative action. For example, the Federal Communications Commission recently issued a Notice of Inquiry for comments on proposed Internet rules and regulation of broadband that may result in material changes in the regulations and contribution regime affecting us and our customers. Likewise, as part of a review of the current equity market structure, the Securities and Exchange Commission and the Commodity Futures Trading Commission have both sought comments regarding the regulation of independent data centers, such as Equinix, which provide colocation services for financial markets and exchanges. Such regulation may ultimately affect our provision of services.

It also may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, telecommunications services and taxation, apply to the Internet and to related services such as ours and substantial resources may be required to comply with regulations or bring any non-compliant business practices into compliance with such regulations. In addition, the development of the market for online commerce and the displacement of traditional telephony service by the Internet and related communications services may prompt an increased call for more stringent consumer protection laws or other regulation both in the U.S. and abroad that may impose additional burdens on companies conducting business online and their service providers.

The adoption, or modification of laws or regulations relating to the Internet and our business, or interpretations of existing laws, could have a material adverse effect on our business, financial condition and results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1

Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.

		Def. Proxy 14A	12/12/02

2.2	Agreement and Plan of Merger dated October 21, 2009, by and among Equinix, Inc., Switch & Data Facilities Company, Inc. and Sundance Acquisition Corporation.	8-K	10/22/09	2.1

2.3	First Amendment to the Agreement and Plan of Merger dated March 20, 2010, by and among Equinix, Inc., Switch & Data Facilities Company, Inc. and Sundance Acquisition Corporation.	8-K	3/22/10	2.1

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.3	Amended and Restated Bylaws of the Registrant.	8-K	12/22/08	3.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Indenture dated March 30, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/07	4.4

4.3	Form of 2.50% Convertible Subordinated Note Due 2012 (see Exhibit 4.2).

4.4	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4

4.5	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.4).

4.6	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/09	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

4.7	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.6).

4.8	Indenture dated March 3, 2010 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	10-Q	3/31/10	4.8

4.9	Form of 8.125% Senior Note Due 2018 (see Exhibit 4.8).

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.2	2000 Equity Incentive Plan, as amended.	10-K	12/31/07	10.3

10.3	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.4	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.5	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	S-8 (File No. 333-165033)	2/23/10	99.3

10.6	Form of Restricted Stock Agreement for Equinix’s executive officers under the Company’s 2000 Equity Incentive Plan.	10-K	12/31/05	10.115

10.7	Lease Agreement dated December 21, 2005 between Equinix Operating Co., Inc. and iStar El Segundo, LLC and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.126

10.8+	Loan and Security Agreement and Note between Equinix RP II, LLC and SFT I, Inc. dated December 21, 2005 and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.127

10.9	Lease Agreement dated as of December 21, 2005 between Equinix RP II, LLC and Equinix, Inc.	10-K	12/31/05	10.128

10.10	First Omnibus Modification Agreement dated December 27, 2006 by and among SFT I, Inc. (“SFT I”), Equinix RP II, LLC (“RP II”) and Equinix, Inc. (“Equinix”), Amended and Restated Promissory Note dated December 27, 2006 by RP II in favor of SFT I and Reaffirmation of Guaranty dated December 27, 2006 by RP II and Equinix in favor of SFT I.	10-K	12/31/06	10.37

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.11	First Amendment to Deed of Lease dated December 27, 2006 by and between Equinix RP II, LLC and Equinix Operating Co., Inc.	10-K	12/31/06	10.38

10.12	Form of Restricted Stock Agreements for Stephen M. Smith under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/07	10.45

10.13	Letter Agreement, dated April 22, 2008, by and between Eric Schwartz and Equinix Operating Co,, Inc.	10-Q	6/30/08	10.34

10.14	Lease Agreement, dated September 30, 2008, by and between Equinix Paris SAS and Digital Realty (Paris 2) SCI, and related guarantee by Equinix, Inc.	10-Q	9/30/08	10.40

10.15	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31

10.16	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

10.17	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.18	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.	10-K	12/31/08	10.34

10.19	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

10.20	Change in Control Severance Agreement by and between Jarrett Appleby and Equinix, Inc. dated December 11, 2008.	10-K	12/31/08	10.36

10.21	Offer Letter from Equinix, Inc. to Jarrett Appleby dated November 6, 2008.	10-K	12/31/08	10.37

10.22	Restricted Stock Unit Agreement for Jarrett Appleby under the Equinix, Inc. 2000 Equity Incentive Plan.	10-K	12/31/08	10.38

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.23	Form of Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/09	10.39

10.24	Form of Restricted Stock Unit Agreement for all other executive officers.	10-Q	3/31/09	10.40

10.25	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.1

10.26	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.2

10.27	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.3

10.28	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.4

10.29	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.5

10.30	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.6

10.31	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.7

10.32	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.8

10.33	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.9

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.34	Turn Key Data Center Lease by and between Digital Lakeside, LLC and Equinix Operating Co., Inc., dated as of July 10, 2009.	10-Q	9/30/09	10.50

10.35	Equinix, Inc. 2010 Incentive Plan.	10-Q	3/31/10	10.41

10.36	Addendum to international assignment letter agreement by and between Eric Schwartz and Equinix Operating Co., Inc., dated February 17, 2010.	10-Q	3/31/10	10.42

10.37	Amendment No. 1 to Commercial Lease, dated April 10, 2010, by and between Equinix Paris SAS and Digital Realty (Paris 2) SCI, and related guarantee by Equinix, Inc.	10-Q	3/31/10	10.44

10.38	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company, Inc.	2/5/07	10.9

10.39

Amendment and Restatement of Facility Agreement, by and among Equinix Australia Pty Ltd., Equinix Hong Kong Limited, Equinix Singapore Pte. Ltd., Equinix Pacific Pte. Ltd and Equinix Japan K.K., as borrowers, the Joint Mandated Lead Arrangers, the Joint Mandated Bookrunners, the Lead Arrangers and the Closing Date Lenders, as defined therein, and The Royal Bank of Scotland N.V., as Facility Agent, dated May 10, 2010.

					X

18.1	Preferable Accounting Principles letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated July 26, 2010.				X

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

EQUINIX, INC.

Date: August 4, 2010

	By:	/S/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.39	Amendment and Restatement of Facility Agreement, by and among Equinix Australia Pty Ltd., Equinix Hong Kong Limited, Equinix Singapore Pte. Ltd., Equinix Pacific Pte. Ltd and Equinix Japan K.K., as borrowers, the Joint Mandated Lead Arrangers, the Joint Mandated Bookrunners, the Lead Arrangers and the Closing Date Lenders, as defined therein, and The Royal Bank of Scotland N.V., as Facility Agent, dated May 10, 2010.

18.1	Preferable Accounting Principles letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated July 26, 2010.

21.1	Subsidiaries of Equinix, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.