Form 10-Q
period 2010-09-30
EQUINIX INC
filed 2010-10-29
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s Common Stock as of September 30, 2010 was 45,994,363.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$389,149	$346,056
Short-term investments	322,979	248,508
Accounts receivable, net	115,616	64,767
Other current assets	64,067	68,556

Total current assets	891,811	727,887
Long-term investments	3,223	9,803
Property, plant and equipment, net	2,582,890	1,808,115
Goodwill	778,258	381,050
Intangible assets, net	155,601	51,015
Other assets	69,108	60,280

Total assets	$4,480,891	$3,038,150

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$134,091	$99,053
Accrued property, plant and equipment	97,012	109,876
Current portion of capital lease and other financing obligations	7,624	6,452
Current portion of mortgage and loans payable	22,480	58,912
Other current liabilities	49,818	41,166

Total current liabilities	311,025	315,459
Capital lease and other financing obligations, less current portion	261,929	154,577
Mortgage and loans payable, less current portion	179,027	371,322
Senior notes	750,000	—
Convertible debt	910,495	893,706
Other liabilities	214,442	120,603

Total liabilities	2,626,918	1,855,667

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	46	39
Additional paid-in capital	2,320,107	1,665,662
Accumulated other comprehensive loss	(103,321)	(97,238)
Accumulated deficit	(362,859)	(385,980)

Total stockholders’ equity	1,853,973	1,182,483

Total liabilities and stockholders’ equity	$4,480,891	$3,038,150

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(unaudited)
Revenues	$330,347	$227,558	$875,090	$639,957

Costs and operating expenses:
Cost of revenues	185,476	126,007	481,108	356,346
Sales and marketing	31,205	15,543	79,586	46,315
General and administrative	58,640	39,071	155,961	111,677
Restructuring charges	1,886	—	6,243	(6,053)
Acquisition costs	1,114	1,379	11,957	1,379

Total costs and operating expenses	278,321	182,000	734,855	509,664

Income from operations	52,026	45,558	140,235	130,293

Interest income	310	353	1,307	1,949
Interest expense	(38,363)	(22,256)	(101,653)	(51,619)
Other-than-temporary impairment recovery (loss) on investments	206	—	3,626	(2,687)
Loss on debt extinguishment and interest rate swaps, net	—	—	(4,831)	—
Other income	1,654	2,484	193	3,675

Income before income taxes	15,833	26,139	38,877	81,611

Income tax expense	(4,637)	(7,327)	(15,756)	(29,902)

Net income	$11,196	$18,812	$23,121	$51,709

Earnings per share:
Basic earnings per share	$0.24	$0.49	$0.54	$1.35

Weighted-average shares	45,745	38,787	42,961	38,270

Diluted earnings per share	$0.24	$0.47	$0.52	$1.32

Weighted-average shares	46,735	39,887	44,082	39,305

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended September 30,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net income	$23,121	$51,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	175,359	126,958
Stock-based compensation	50,020	39,030
Restructuring charges	6,243	(6,053)
Amortization of intangible assets	9,378	4,100
Amortization of debt issuance costs and debt discounts	19,403	12,210
Accretion of asset retirement obligation and accrued restructuring charges	2,501	1,046
Loss on debt extinguishment and interest rate swaps, net	4,831	—
Other items	2,357	3,464
Changes in operating assets and liabilities:
Accounts receivable	(38,486)	(23)
Other assets	12,717	12,898
Accounts payable and accrued expenses	16,047	27,638
Other liabilities	(13,510)	5

Net cash provided by operating activities	269,981	272,982

Cash flows from investing activities:
Purchases of investments	(599,845)	(309,666)
Sales of investments	24,778	24,697
Maturities of investments	506,811	26,387
Purchase of Switch and Data, net of cash acquired	(113,289)	—
Purchase of Upminster, net of cash acquired	—	(28,176)
Purchases of property, plant and equipment	(436,046)	(267,802)
Purchase of restricted cash	(1,160)	(895)
Release of restricted cash	244	12,882
Other investing activities	—	79

Net cash used in investing activities	(618,507)	(542,494)

Cash flows from financing activities:
Proceeds from employee equity awards	36,179	23,050
Proceeds from senior notes	750,000	—
Proceeds from convertible debt	—	373,750
Proceeds from loans payable	115,811	28,679
Repayment of capital lease and other financing obligations	(14,114)	(3,765)
Repayment of mortgage and loans payable	(469,077)	(34,525)
Capped call costs	—	(49,664)
Debt issuance costs	(23,124)	(8,210)
Other financing obligations	—	(2,795)

Net cash provided by financing activities	395,675	326,520

Effect of foreign currency exchange rates on cash and cash equivalents	(4,056)	5,932

Net increase in cash and cash equivalents	43,093	62,940
Cash and cash equivalents at beginning of period	346,056	220,207

Cash and cash equivalents at end of period	$389,149	$283,147

Supplemental cash flow information:
Cash paid for taxes	$3,129	$5,829

Cash paid for interest	$70,772	$36,016

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

In May 2010, an indirect, wholly-owned subsidiary of the Company entered into a lease for a building for the Company’s new headquarters, which is located at One Lagoon Drive, Redwood City, California (the “Headquarters Lease”). The Company took possession of this property in July 2010. The Headquarters Lease was accounted for as a capital lease and has an initial term of ten years with two five-year renewal options. In July 2010, in connection with the Headquarters Lease, the Company recorded a building asset and a corresponding financing obligation liability totaling $21,300,000. The Company plans to move to its new headquarters in November 2010.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements include the accounts of Equinix and its subsidiaries, including the operations of Switch and Data from the date of acquisition (see Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the consolidated financial statement presentation as of and for the three and nine months ended September 30, 2010.

Goodwill and Other Intangible Assets

The Company has three reportable segments comprised of the 1) North America, 2) Europe and 3) Asia-Pacific geographic regions. As of September 30, 2010, the Company had goodwill attributable to its North America reporting unit, Europe reporting unit and Asia-Pacific reporting unit (see “Goodwill and Other Intangibles” in Note 4). The Company will test the goodwill attributable to the North American reporting unit for impairment annually as of November 30th, commencing on November 30, 2010 (see Note 2). The Company has historically tested the goodwill attributable to the Europe and Asia-Pacific reporting units annually as of August 31st and December 31st, respectively. In the second quarter of 2010, the Company changed its method of applying the accounting principle related to annual goodwill impairment testing by conforming the testing of goodwill for all three reporting units to November 30th of each year, commencing November 30, 2010. As of September 30, 2010, the Company performed its annual impairment review of the Europe reporting unit as prescribed in the accounting standard related to goodwill impairment tests and concluded that its goodwill attributed to the Company’s Europe reporting unit was not impaired as the fair value of its Europe reporting unit exceeded the carrying value of this reporting unit, including goodwill. In order to determine the fair value of the Company’s reporting units, the Company utilizes the discounted

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash flow and market methods. The Company has consistently utilized both methods in its goodwill impairment tests and weights both results equally. The Company uses both methods in its goodwill impairment tests as it believes both methods, in conjunction with each other, provide a reasonable estimate of the determination of fair value of the reporting unit – the discounted cash flow method being specific to anticipated future results of the reporting unit and the market method, which is based on the Company’s market sector including its competitors. The assumptions supporting the discounted cash flow method, including the discount rate, which was assumed to be 10.0%, were determined using the Company’s best estimates as of the date of the impairment review. The Company has performed various sensitivity analyses on certain of the assumptions used in the discounted cash flow method, such as forecasted revenues and discount rate, and notes that no reasonably possible changes would reduce the fair value of the reporting unit to such a level that would cause an impairment charge. The Company will perform another review of the Europe reporting unit as of November 30, 2010, the same date that will be used for the annual goodwill impairment tests for the North America and Asia-Pacific reporting units.

Impairment assessments inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact the Company’s assumptions as to prices, costs, growth rates or other factors that may result in changes in the Company’s estimates of future cash flows. Although the Company believes the assumptions it used in testing for impairment are reasonable, significant changes in any one of the Company’s assumptions could produce a significantly different result. Indicators of potential impairment that might lead the Company to perform interim goodwill impairment assessments include significant and unforeseen customer losses, a significant adverse change in legal factors or in the business climate, a significant adverse action or assessment by a regulator, a significant stock price decline or unanticipated competition.

For further information on goodwill and other intangible assets, see Note 4 below.

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator:
Numerator for basic earnings per share	$11,196	$18,812	$23,121	$51,709

Effect of assumed conversion of convertible debt:
Interest expense, net of tax	—	—	—	23

Numerator for diluted earnings per share	$11,196	$18,812	$23,121	$51,732

Denominator:
Weighted-average shares	45,745	38,787	42,961	38,270

Effect of dilutive securities:
Convertible subordinated debentures	—	—	—	282
Employee equity awards	990	1,100	1,121	753

Total dilutive potential shares	990	1,100	1,121	1,035

Denominator for diluted earnings per share	46,735	39,887	44,082	39,305

Earnings per share:
Basic	$0.24	$0.49	$0.54	$1.35

Diluted	$0.24	$0.47	$0.52	$1.32

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth weighted-average outstanding potential shares of common stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Shares reserved for conversion of 2.50% convertible subordinated notes	2,232	2,232	2,232	2,232
Shares reserved for conversion of 3.00% convertible subordinated notes	2,945	2,945	2,945	2,945
Shares reserved for conversion of 4.75% convertible subordinated notes	4,433	4,433	4,433	1,851
Common stock warrants	—	1	—	1
Common stock related to employee equity awards	510	1,023	798	1,506

	10,120	10,634	10,408	8,535

Fair Value of Financial Instruments

The following table sets forth the estimated fair values of the Company’s mortgage and loans payable, senior notes and convertible debt as of (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage and Loans Payable:
Mortgage payable	$89,663	$92,301	$91,756	$83,406
Chicago IBX financing	—	—	109,991	109,700
Asia-Pacific financing	—	—	64,559	60,827
New Asia-Pacific financing	111,844	114,062	—	—
European financing	—	—	130,058	111,375
Netherlands financing	—	—	9,311	7,941
Singapore financing	—	—	24,559	21,739

	$201,507	$206,363	$430,234	$394,988

Senior Notes:
Senior notes	$750,000	$801,228	$—	$—

Convertible Debt:
2.50% convertible subordinated notes	$231,276	$245,469	$222,943	$228,935
3.00% convertible subordinated notes	395,986	437,881	395,986	461,324
4.75% convertible subordinated notes	283,233	353,815	274,777	307,248

	$910,495	$1,037,165	$893,706	$997,507

Income Taxes

The Company’s effective tax rates were 40.5% and 36.6% for the nine months ended September 30, 2010 and 2009, respectively. The increase in the effective tax rate for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily due to an increase in foreign losses, which did not benefit the Company’s effective tax rate.

The Company’s unrecognized tax benefits increased by approximately $12,932,000 during the nine months ended September 30, 2010 due to the Switch and Data Acquisition. These unrecognized tax benefits served to reduce the deferred tax assets acquired from the Switch and Data Acquisition.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Charges

The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Interest expense	$38,363	$22,256	$101,653	$51,619
Interest capitalized	2,010	2,628	8,746	10,397

Interest charges incurred	$40,373	$24,884	$110,399	$62,016

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

The following table presents, by operating expense category, the Company’s stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2010		2009	2010		2009
Cost of revenues	$1,619		$1,887	$4,957		$4,439
Sales and marketing	3,627		2,681	10,316		7,699
General and administrative	11,704		9,465	34,747		26,892
Restructuring charges	(3	)(1)	—	1,488	(1)	—

	$16,947		$14,033	$51,508		$39,030

(1)	See “Switch and Data Restructuring Charge” in Note 12.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company included Switch and Data’s results of operations from May 1, 2010 and estimated the fair value of assets acquired and liabilities assumed in its condensed consolidated balance sheets beginning April 30, 2010. The Company incurred acquisition costs of $250,000 and $11,094,000, respectively, for the three and nine months ended September 30, 2010 related to the Switch and Data Acquisition which were included in the condensed consolidated statements of operations.

Additionally, as a result of the Switch and Data Acquistion, the Company incurred a restructuring charge of $4,905,000 during the nine months ended September 30, 2010 (see Note 12).

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company determined the fair value of the term loan and revolving credit facility assumed in the Switch and Data Acquisition by estimating Switch and Data’s debt rating and reviewed market data with a similar debt rating and other characteristics of the debt, including the maturity date and security type. The Company determined that the book value of $138,938,000 approximated the fair value as of the Acquisition Date.

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

Unaudited Pro Forma Combined Condensed Consolidated Statements of Operations

The consolidated financial statements of the Company include the operations of Switch and Data from May 1, 2010 through September 30, 2010 for the nine months ended September 30, 2010. The following table sets forth the results of operations of Switch and Data which were included in the Company’s consolidated financial statements (in thousands):

	Three months ended	Nine months ended
	September 30, 2010
Revenues	$57,474	$95,066
Net income (loss)	1,165	(4,962)

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unaudited pro forma combined consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred on January 1, 2010 and 2009, nor is it necessarily indicative of the future results of operations of the combined company.

The following table sets forth the unaudited pro forma consolidated combined results of operations (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$330,347	$281,078	$951,045	$789,970
Net income	11,346	20,625	33,246	47,893
Earnings per share:
Basic earnings per share	0.25	0.47	0.73	1.10
Diluted earnings per share	0.24	0.45	0.71	1.07

3. IBX Acquisitions and Expansions

Amsterdam IBX Expansion Project

In April 2010, an indirect, wholly-owned subsidiary of the Company amended its existing lease agreements for its two adjacent Amsterdam properties. One of these properties is the Company’s existing Amsterdam IBX data center and the Company is now developing the second property to become its second Amsterdam IBX data center (the “Amsterdam IBX Expansion Project”). The Company’s development plans involve modifying the two building structures to connect the two adjacent buildings into a single campus. The two Amsterdam properties were previously accounted for as operating leases. Pursuant to the accounting standards for lessee’s involvement in asset construction and for leasing transactions involving special-purpose entities, the Company is now considered the owner of the two leased buildings during the construction phase due to the structural building work that the Company is now undertaking, while the underlying land is considered an operating lease. As a result, the Company recorded a building asset and a related financing obligation liability (the “Amsterdam IBX Building Financing”) totaling approximately $11,288,000 (using the exchange rate as of September 30, 2010).

Sydney 3 IBX Expansion Project

In June 2010, an indirect, wholly-owned subsidiary of the Company entered into a lease for a building that the Company and the landlord will both jointly develop to meet the Company’s needs and which the Company will ultimately convert into its third IBX data center in Sydney, Australia (the “Sydney 3 IBX Expansion Project” and the “Sydney 3 Lease”). The Sydney 3 Lease has a term of 15 years and a total cumulative rent obligation of approximately $28,172,000 (using the exchange rate as of September 30, 2010) commencing September 2010. The landlord began modifying the building structure to the Company’s specifications in June 2010. Pursuant to the accounting standards for lessee’s involvement in asset construction and for leasing transactions involving special-purpose entities, the Company is now considered the owner of the building during the construction phase due to the structural building work that the landlord is now undertaking on the Company’s behalf. As a result, the Company will be recording a building asset during the construction period and a related financing liability (the “Sydney 3 IBX Building Financing”), while the underlying land will be considered an operating lease. The building is expected to be completed during the first half of 2011. In connection with the Sydney 3 IBX Building Financing, the Company recorded a building asset and a corresponding financing obligation liability totaling approximately $9,068,000 (using the exchange rate as of September 30, 2010), representing the fair value of the existing building structure and the estimated percentage-of-completion of the building as of September 30, 2010.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Paris 3 IBX Lease Amendment

In April 2010, an indirect, wholly-owned subsidiary of the Company amended an existing lease for the Company’s Paris 3 IBX data center (the “Paris 3 IBX Lease”) to take on additional space effective July 2010 (the “Paris 3 IBX Lease Amendment”), which the Company will use to expand its Paris 3 IBX data center. The Paris 3 IBX Lease Amendment has the same lease end date as the Paris 3 IBX Lease, which is through September 2020, and a total cumulative rent obligation of approximately $67,315,000 (using the exchange rate as of September 30, 2010). The Paris 3 IBX Lease was accounted for as a capital lease; however, due to structural work that was made to the property related to the new space, which the Company obtained in July 2010, pursuant to the accounting standards for lessee’s involvement in asset construction and for leasing transactions involving special-purpose entities, the Company is now considered the owner of the property. As a result, the Company removed both the capital lease asset, which had a net book value totaling $35,149,000, and capital lease obligation totaling $37,706,000 in July 2010 and replaced them with a building asset totaling $56,370,000 and a related financing obligation liability (the “Paris 3 IBX Building Financing”) totaling $58,927,000 (using the exchange rate as of September 30, 2010).

4. Balance Sheet Components

Cash, Cash Equivalents and Short-Term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following as of (in thousands):

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency obligations	$562,500	$77	$(3)	$562,574
Cash and money markets	147,186	—	—	147,186
Corporate bonds	3,448	34	—	3,482
Asset-backed securities	2,033	77	(1)	2,109

Total available-for-sale securities	715,167	188	(4)	715,351
Less amounts classified as cash and cash equivalents	(389,150)	(2)	3	(389,149)

Total securities classified as investments	326,017	186	(1)	326,202
Less amounts classified as short-term investments	(322,923)	(56)	—	(322,979)

Total long-term investments	$3,094	$130	$(1)	$3,223

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of September 30, 2010 and December 31, 2009, cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less. The maturities of securities classified as short-term investments were one year or less as of September 30, 2010 and December 31, 2009. The maturities of securities classified as long-term investments were greater than one year and less than three years as of September 30, 2010 and December 31, 2009.

In January 2010 and July 2010, the Company received additional distributions of $3,420,000 and $206,000, respectively, from its investment in the Reserve Primary Fund (the “Reserve”), a money market fund that suffered a decline in its Net Asset Value (“NAV”) of below $1 per share when the Reserve valued its exposure to investments held in Lehman Brothers Holdings, Inc. (“Lehman Brothers”) at zero. The Reserve held investments in commercial paper and short-term notes issued by Lehman Brothers, which filed for Chapter 11 bankruptcy protection in September 2008. During the years ended December 31, 2008 and 2009, the Company recorded other-than-temporary impairment losses on the Reserve. The Company also received distributions of its outstanding funds held by the Reserve during the years ended December 31, 2008 and 2009. As of December 31, 2009, the Company had no amounts remaining outstanding on its consolidated balance sheet for the Reserve. As a result, during the three months ended March 31, 2010 and September 30, 2010, the Company recorded a recovery of other-than-temporary impairment loss, which is included in the Company’s condensed consolidated statement of operations. During the nine months ended September 30, 2009, the Company recorded an other-than-temporary impairment loss of $2,687,000 in connection with its investment in the Reserve, which is included in the Company’s condensed consolidated statement of operations.

As of September 30, 2010, the Company’s net unrealized gains (losses) on its available-for-sale securities were comprised of the following (in thousands):

	Unrealized gains	Unrealized losses	Net unrealized gains/(losses)
Cash and cash equivalents	$2	$(3)	$(1)
Short-term investments	56	—	56
Long-term investments	130	(1)	129

	$188	$(4)	$184

While certain marketable securities carry unrealized losses, the Company expects that it will receive both principal and interest according to the stated terms of each of the securities and that the decline in market value is primarily due to changes in the interest rate environment from the time the securities were purchased as compared to interest rates at September 30, 2010.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value and gross unrealized losses related to 7 available-for-sale securities with an aggregate cost basis of $170,443,000, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2010 (in thousands):

	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or more
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government and agency obligations	$169,985	$(3)	$—	$—
Asset-backed securities	—	—	454	(1)

	$169,985	$(3)	$454	$(1)

While the Company does not believe it holds investments that are other-than-temporarily impaired and believes that the Company’s investments will mature at par, as of September 30, 2010, the Company believes that its investments are subject to the currently adverse market conditions. If market conditions were to deteriorate further, the Company could sustain other-than-temporary impairments to its investment portfolio which could result in additional realized losses being recorded or securities markets could become inactive which could affect the liquidity of the Company’s investments. As securities mature, the Company has reinvested the proceeds in U.S. government securities, such as Treasury bills and Treasury notes, of a short-term duration and lower yield in order to meet its near term liquidity and capital expenditure requirements. As a result, the Company expects to recognize lower interest income in future periods.

Accounts Receivable

Accounts receivables, net, consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Accounts receivable	$206,180	$126,122
Unearned revenue	(87,186)	(59,635)
Allowance for doubtful accounts	(3,378)	(1,720)

	$115,616	$64,767

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Current Assets

Other current assets consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Deferred tax assets, net	$38,794	$46,822
Prepaid expenses	17,798	10,277
Taxes receivable	3,502	7,081
Other receivables	880	2,083
Foreign currency forward contract receivable	517	498
Other current assets	2,576	1,795

	$64,067	$68,556

Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
IBX plant and machinery	$1,415,423	$925,360
Leasehold improvements	936,442	552,548
Buildings	318,377	277,247
IBX equipment	222,943	175,030
Site improvements	245,526	231,437
Computer equipment and software	109,320	85,472
Land	83,572	84,681
Furniture and fixtures	13,864	11,428
Construction in progress	190,451	243,129

	3,535,918	2,586,332
Less accumulated depreciation	(953,028)	(778,217)

	$2,582,890	$1,808,115

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $134,897,000 and $87,138,000 at September 30, 2010 and December 31, 2009, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $30,783,000 and $14,644,000 as of September 30, 2010 and 2009, respectively.

The Company’s planned capital expenditures during the remainder of 2010 and thereafter in connection with recently acquired IBX properties and expansion efforts are substantial. For further information, refer to “Other Purchase Commitments” in Note 9.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Goodwill:
North America	$407,383	$—
Europe	351,145	362,569
Asia-Pacific	19,730	18,481

	778,258	381,050

Other intangibles:
Intangible asset – customer contracts	157,396	60,499
Intangible asset – favorable leases	18,163	4,690
Intangible asset – others	3,480	111

	179,039	65,301
Accumulated amortization	(23,438)	(14,286)

	155,601	51,015

	$933,859	$432,065

Changes in the carrying amount of goodwill by geographic regions are as follows (in thousands):

	North America	Europe	Asia- Pacific	Total
Balance at December 31, 2009	$—	$362,569	$18,481	$381,050
Switch and Data acquisition (see Note 2)	407,383	—	—	407,383
Impact of foreign currency exchange	—	(11,424)	1,249	(10,175)

Balance at September 30, 2010	$407,383	$351,145	$19,730	$778,258

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

For the three and nine months ended September 30, 2010, the Company recorded amortization expense of $4,357,000 and $9,378,000, respectively, associated with its other intangible assets. For the three and nine months ended September 30, 2009, the Company recorded amortization expense of $1,454,000 and $4,100,000, respectively, associated with its other intangible assets.

Changes in the gross book value of intangible assets by geographic regions are as follows (in thousands):

	North America	Europe	Asia- Pacific	Total
Intangible assets, gross at December 31, 2009	$2,293	$63,008	$—	$65,301
Switch and Data acquisition (see Note 2)	115,970	—	—	115,970
Impact of foreign currency exchange	(180)	(2,052)	—	(2,232)

Intangible assets, gross at September 30, 2010	$118,083	$60,956	$—	$179,039

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s estimated future amortization expense related to these intangibles is as follows (in thousands):

Year ending:
2010 (three months remaining)	$4,334
2011	16,798
2012	16,647
2013	16,601
2014	16,352
2015 and thereafter	84,869

Total	$155,601

Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Debt issuance costs, net	$36,708	$19,762
Deposits	21,604	28,032
Restricted cash	3,937	3,021
Prepaid expenses, non-current	3,057	3,247
Deferred tax assets, non-current	2,408	5,171
Other assets, non-current	1,394	1,047

	$69,108	$60,280

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Accounts payable	$11,646	$14,874
Accrued compensation and benefits	42,954	35,809
Accrued taxes	20,729	14,508
Accrued interest	20,522	6,235
Accrued utilities and security	18,854	13,526
Accrued acquisition costs	5,053	—
Accrued professional fees	4,695	4,657
Accrued other	9,638	9,444

	$134,091	$99,053

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Deferred installation revenue	$29,883	$26,319
Customer deposits	11,002	8,406
Accrued restructuring charges	4,013	2,043
Deferred recurring revenue	2,652	2,689
Deferred tax liabilities	814	814
Deferred rent	470	403
Other current liabilities	984	492

	$49,818	$41,166

Other Liabilities

Other liabilities consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Deferred tax liabilities, non-current	$91,121	$25,937
Asset retirement obligations	46,651	17,710
Deferred rent, non-current	41,093	34,288
Deferred installation revenue, non-current	20,296	18,228
Customer deposits, non-current	5,130	5,813
Deferred recurring revenue, non-current	5,028	5,160
Interest rate swap payable, non-current	—	8,496
Accrued restructuring charges, non-current	3,954	3,876
Other liabilities	1,169	1,095

	$214,442	$120,603

The increase in deferred tax liabilities, non-current was primarily due to a $66,422,000 deferred tax liability recorded in connection with the Switch and Data Acquisition (see Note 2).

The following table summarizes the activity of the Company’s asset retirement obligation liability (in thousands):

Asset retirement obligations as of December 31, 2009	$17,710
Additions (1)	26,405
Accretion expense	2,301
Impact of foreign currency exchange	235

Asset retirement obligations as of September 30, 2010	$46,651

(1)	Includes $20,262,000 assumed in connection with the Switch and Data Acquisition.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Fair Value Measurements

The Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2010 were as follows (in thousands):

	Fair value at September 30, 2010	Fair value measurement using
		Level 1	Level 2	Level 3
Assets:
U.S. Government and Agency obligations	$562,574	$—	$562,574	$—
Cash and money markets	147,186	147,186	—	—
Corporate bonds	3,482	—	3,482	—
Asset-backed securities	2,109	—	2,109	—
Derivative assets (1)	517	—	517	—

	$715,868	$147,186	$568,682	$—

(1)	Included in the consolidated balance sheets within other current assets.

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

For foreign currency derivatives, the Company’s approach is to use forward contract and option valuation models employing market observable inputs, such as spot currency rates, time value and option volatilities with adjustments made to these values utilizing the credit default swap rates of our foreign exchange trading counterparties. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit risk valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2010, the Company had assessed the significance of the impact of the credit risk valuation adjustments on the overall valuation of its derivative positions and had determined that the credit risk valuation adjustments were not significant to the overall valuation of its derivatives. Therefore, they are categorized as Level 2.

During the nine months ended September 30, 2010, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.

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

The Company has not designated the foreign currency forward contracts as hedging instruments under the accounting standard for derivatives and hedging. Gains and losses on these contracts are included in other income (expense), net, along with those foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward contracts. The Company entered into various foreign currency forward contracts during the nine months ended September 30, 2010 and 2009. As of September 30, 2010, the Company had gross assets totaling $2,257,000 and gross liabilities totaling $1,740,000 representing the fair values of these foreign currency forward contracts.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded its foreign currency forward contracts, net, by counter party, within other current assets. The following table sets forth the Company’s net gain (loss), which is reflected in other income (expense) on the accompanying condensed consolidated statement of operations, in connection with its foreign currency forward contracts (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net gain (loss)	$(1,677)	$(820)	$19	$(1,156)

During the nine months ended September 30, 2010, the Company terminated its outstanding interest rate swap instruments (see Note 8). As of September 30, 2010, there were no outstanding interest rate swap instruments.

7. Related Party Transactions

The Company has several significant stockholders and other related parties that are also customers and/or vendors. The Company’s activity of related party transactions was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$5,758	$5,654	$16,792	$17,308
Costs and services	1,840	489	2,649	788

	September 30, 2010	September 30, 2009
Accounts receivable	$4,397	$3,070
Accounts payable	246	43

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Debt issuance costs related to the Senior Notes, net of amortization, were $13,504,000 as of September 30, 2010.

New Asia-Pacific Financing

In May 2010, five wholly-owned subsidiaries of the Company, located in Australia, Hong Kong, Japan and Singapore, completed a new multi-currency credit facility agreement for approximately $217,701,000 (the “New Asia-Pacific Financing”), comprising 79,153,000 Australian dollars, 370,433,000 Hong Kong dollars, 99,434,000 Singapore dollars and 1,513,400,000 Japanese yen. The New Asia-Pacific Financing replaced the Company’s existing Asia-Pacific Financing and Singapore Financing. The New Asia-Pacific Financing has a five-year term with semi-annual principal payments and quarterly debt service and consists of two tranches: (i) Tranche A totaling approximately $88,532,000 was available for immediate drawing upon satisfaction of certain conditions precedent and was used to refinance the existing Asia-Pacific

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financing and Singapore Financing and (ii) Tranche B totaling approximately $129,169,000 is available for drawing in Australian, Hong Kong and Singapore dollars only for up to 24 months following the effective date of the New Asia-Pacific Financing. The New Asia Pacific Financing bears an interest rate of 3.50% above the local borrowing rates for the first 12 months and interest rates between 2.50%-3.50% above the local borrowing rates thereafter, depending on the leverage ratio within these five subsidiaries of the Company. The New Asia-Pacific Financing contains financial covenants with which the Company and its five subsidiaries must comply quarterly. The New Asia-Pacific Financing is guaranteed by the parent, Equinix, Inc., and is secured by certain of the Company’s five subsidiaries’ assets and share pledges. During the nine months ended September 30, 2010, the Company’s five subsidiaries used part of the proceeds from the partially-drawn down Tranche A and Tranche B under the New Asia-Pacific Financing for the prepayment and termination of the existing Asia-Pacific Financing and the Singapore Financing. As of September 30, 2010, the Company’s five subsidiaries had fully utilized Tranche A and utilized approximately $33,936,000 of Tranche B under the New Asia-Pacific Financing. The loans payable under the New Asia-Pacific Financing have a final maturity date of March 2015. As of September 30, 2010, the Company and its five subsidiaries were in compliance with all financial covenants in connection with the New Asia-Pacific Financing. As of September 30, 2010, $111,844,000 was outstanding under the New Asia-Pacific Financing at an approximate blended interest rate of 4.58% per annum.

Debt issuance costs associated with the New Asia-Pacific Financing, net of amortization, were $8,286,000 as of September 30, 2010. Debt issuance costs associated with the previously-existing Asia-Pacific Financing and the Singapore Financing were written-off and recorded as losses on debt extinguishment (refer to ““Loss on Debt Extinguishment and Interest Rate Swaps, Net” below).

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

Switch and Data Debt

In May 2010, the Company prepaid and terminated at par a term loan and revolving credit facility assumed in connection with the Switch and Data Acquisition for a total payment of $138,938,000 plus accrued and unpaid interest. On the same date, the Company terminated the associated interest rate swap acquired related to this credit facility for a total payment of $9,789,000. For additional information, refer to “Loss on Debt Extinguishment and Interest Rate Swaps, Net” below.

In May 2010, the Company prepaid and terminated an equipment capital lease assumed in connection with the Switch and Data Acquisition for a total payment of $9,191,000, resulting in a loss of $36,000. For additional information, refer to “Loss on Debt Extinguishment and Interest Rate Swaps, Net” below.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2010, the Company assumed two other capital leases in connection with the Switch and Data Acquisition related to two properties in North Bergen, New Jersey (the “New Jersey Capital Lease”) and Sunnyvale, California (the “Sunnyvale Capital Lease”). The Company assumed a capital lease obligation for the New Jersey Capital Lease totaling $24,660,000 with monthly payments due through July 2023 at an effective interest rate of 8.6% per annum. The Company assumed a capital lease obligation for the Sunnyvale Capital Lease totaling $15,585,000 with monthly payments due through July 2022 at an effective interest rate of 8.6% per annum.

Bank of America Revolving Credit Line

In February 2010, the Company amended the Bank of America Revolving Credit Line and extended the maturity date to February 11, 2011. In addition, the Bank of America Revolving Credit Line was amended to permit the Company to fund the cash payment portion of the pending acquisition of Switch and Data and to repay or retire its outstanding loan obligations upon the closing of the Switch and Data Acquisition. The Bank of America Revolving Credit Line will be used primarily to fund the Company’s working capital and to enable the Company to issue letters of credit. The effect of issuing letters of credit under the Bank of America Revolving Credit Line reduces the amount available for borrowing under the Bank of America Revolving Credit Line. The Company may borrow, repay and reborrow under the Bank of America Revolving Credit Line at either the prime rate or at a borrowing margin of 2.75% over one, three or six month LIBOR, subject to a minimum borrowing cost of 3.00%. The Bank of America Revolving Credit Line contains three financial covenants, which the Company must comply with quarterly, consisting of a tangible net worth ratio, a debt service ratio and a senior leverage ratio and is collateralized by the Company’s domestic accounts receivable balances. As of September 30, 2010, the Company was in compliance with all financial covenants in connection with the Bank of America Revolving Credit Line. The Bank of America Revolving Credit Line is available for renewal subject to mutual agreement by both parties. As of September 30, 2010, the Company had issued 14 irrevocable letters of credit totaling $18,333,000 under the Bank of America Revolving Credit Line. As a result, the amount available to borrow was $6,667,000 as of September 30, 2010.

Loss on Debt Extinguishment and Interest Rate Swaps, Net

Loss on debt extinguishment and interest rate swaps, net for the nine months ended September 30, 2010 consisted of the following (in thousands):

Principal discount on the Chicago IBX financing	$4,460
Principal premium on the Switch and Data equipment capital lease	(36)
Write-off of unamortized debt issuance costs:
Chicago IBX financing	(474)
Asia-Pacific financing	(720)
Singapore financing	(502)

Subtotal – gain on debt extinguishment	2,728

Termination of interest rate swaps:
Chicago IBX financing interest rate swap	(3,160)
European financing interest rate swaps	(4,272)
Switch and Data interest rate swap	(83)
Interest rate swap termination fees	(44)

Subtotal – loss on interest rate swaps	(7,559)

Loss on debt extinguishment and interest rate swaps, net	$(4,831)

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities

Combined aggregate maturities for the Company’s various debt facilities and other financing obligations as of September 30, 2010 were as follows (in thousands):

	Convertible debt (1)	Senior notes (1)	Mortgage and loans payable (1)	Capital lease and other financing obligations (2)	Total
2010 (three months remaining)	$—	$—	$733	$6,781	$7,514
2011	—	—	22,541	29,195	51,736
2012	250,000	—	26,851	29,752	306,603
2013	—	—	32,749	30,359	63,108
2014	395,986	—	30,078	31,107	457,171
2015 and thereafter	373,750	750,000	88,555	287,833	1,500,138

	1,019,736	750,000	201,507	415,027	2,386,270
Less amount representing interest	—	—	—	(227,770)	(227,770)
Less amount representing debt discount	(109,241)	—	—	—	(109,241)
Less estimated building costs	—	—	—	(4,906)	(4,906)
Plus amount representing residual property value	—	—	—	87,202	87,202

	910,495	750,000	201,507	269,553	2,131,555
Less current portion of principal	—	—	(22,480)	(7,624)	(30,104)

	$910,495	$750,000	$179,027	$261,929	$2,101,451

(1)	Represents principal only.
(2)	Represents principal and interest in accordance with minimum lease payments.

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

The parties in the approximately 300 coordinated cases, including the parties in the Equinix case, reached a settlement. It provides for releases of existing claims and claims that could have been asserted relating to the conduct alleged to be wrongful from the class of investors participating in the settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the issuers, including Equinix. On October 6, 2009, the Court granted final approval to the settlement. Six notices of appeal and one petition seeking permission to appeal were filed. Two objectors to the settlement have filed briefs in support of their appeals. The remaining objectors have withdrawn their appeals with prejudice.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

Pihana Litigation

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawaii, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the internet exchange services business of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana’s majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725,000,000 value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which adds new plaintiffs (other alleged holders of Pihana common stock) but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed in a separate action by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by Equinix and other Defendants. On April 24, 2009, plaintiffs filed a Second Amended Complaint (“SAC”) to correct the naming of certain parties. The SAC is otherwise substantively identical to the Amended Complaint, and all motions to dismiss the Amended Complaint have been treated as responsive to the SAC. On September 1, 2009, the Court heard Defendants’ motions to dismiss the SAC and ruled at the hearing that all claims against all Defendants are time-barred. The Court also considered whether there were further independent grounds for dismissing the claims, and supplemental briefing was submitted with respect to claims against one defendant and plaintiffs’ renewed request for further leave to amend. On March 23, 2010, the Court entered final Orders granting the motions to dismiss as to all Defendants and issued a minute Order denying plaintiffs’ renewed request for further leave to amend. On May 21, 2010, plaintiffs filed a Notice of Appeal, and plaintiffs’ appeal is currently pending before the Hawaii Supreme Court. The Company believes that plaintiffs’ claims and alleged damages are without merit and it intends to continue to defend the litigation vigorously.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

Switch and Data Litigation

In the fourth quarter of 2009, three purported stockholder class action lawsuits were filed against the Company in connection with its proposed merger with Switch and Data. The first, filed October 27, 2009 in the Delaware Chancery Court, names Equinix, Sundance Acquisition Corporation, Switch and Data, and the members of Switch and Data’s board of directors as defendants. The lawsuit alleges that the Switch and Data directors breached their fiduciary duties to Switch and Data’s stockholders in connection with the proposed merger, and that Equinix aided and abetted these alleged breaches. The second complaint, filed October 30, 2009 in Florida state court, raises similar claims against the same defendants. The third

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

complaint, filed on December 7, 2009 in the United States District Court for the Middle District of Florida, likewise raises similar claims but did not name Sundance Acquisition Corporation as a defendant. Both the second and third complaints included claims alleging that Switch and Data had failed to disclose material information concerning the merger to stockholders.

On January 19, 2010, counsel for parties in all three lawsuits entered into a memorandum of understanding in which they agreed upon the terms of a settlement of all three lawsuits. Notice of the settlement was published and distributed to all record shareholders included in the Settlement Class. No objections to the settlement were filed. On August 9, 2010, the Florida state court granted final approval to the proposed settlement. Under the terms of the agreement, plaintiffs’ counsel received attorneys’ fees and costs in an aggregate amount of $900,000. Approximately 70 percent of these fees were paid by Switch and Data’s insurance carrier; Equinix paid the remainder. Following the Florida State Court’s final approval of the settlement, orders were entered in all three cases dismissing the actions with prejudice.

529 Bryant Litigation

On September 10, 2010, a lawsuit was filed in the Superior Court of California in Santa Clara County by 529 Bryant Street Partners LLC against the Company’s wholly-owned subsidiaries Switch & Data CA Nine LLC (“Tenant”) and Switch & Data Facilities Company, Inc. (“Guarantor”). The lawsuit alleges that Tenant breached certain non-monetary obligations under its lease (the “Lease”) of the Company’s data center located at 529 Bryant Street in Palo Alto, California (the “Premises”) and seeks monetary damages, specific performance of those non-monetary obligations and ejectment of Tenant from the Premises. The lawsuit also alleges that Guarantor has breached its obligations under its guaranty of the Lease. The Company is currently in discussions with plaintiff to reach a mutually agreeable settlement, but intends to defend the lawsuit vigorously.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

Litigation Summary

The Company believes that while an unfavorable outcome to these litigations is reasonably possible, a range of potential loss cannot be determined at this time with the exception of the Switch and Data and 529 Bryant litigation. As a result, the Company had not accrued for any amounts in connection with these legal matters as of September 30, 2010 with the exception of the 529 Bryant litigation. The Company and its officers and directors intend to continue to defend the actions vigorously.

Other Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of September 30, 2010, the Company was contractually committed for $61,180,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of September 30, 2010, such as commitments to purchase power in select locations through the remainder of 2010 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2010 and thereafter. Such other miscellaneous purchase commitments totaled $128,989,000 as of September 30, 2010.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Other Comprehensive Income and Loss

The components of other comprehensive income (loss) are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income	$11,196	$18,812	$23,121	$51,709
Unrealized gain (loss) on available for sale securities, net of tax of $1, $56, $123 and $462, respectively	(3)	78	(185)	635
Unrealized gain on interest rate swaps, net of tax of $0, $161, $3,469 and $532, respectively	—	221	4,933	660
Foreign currency translation gain (loss)	61,292	(5,665)	(10,831)	52,618

Comprehensive income	$72,485	$13,446	$17,038	$105,622

Changes in foreign currencies, particularly the British pound and Euro, can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translating into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. During the three months ended September 30, 2010, the U.S. dollar weakened against certain of the currencies of the foreign countries in which the Company operates. This has significantly impacted the Company’s condensed consolidated balance sheets (as evidenced in the Company’s foreign currency translation gain in this period), as well as its condensed consolidated statements of operations as amounts denominated in foreign currencies are generally translating into more U.S. dollars. To the extent that the U.S. dollar weakens or strengthens in future periods, this will continue to impact the Company’s consolidated financial statements including the amount of revenue that the Company reports in future periods.

11. Segment Information

During the three months ended June 30, 2010, the Company changed its reportable segments as a result of the addition of Switch and Data’s Canadian operations in connection with the Switch and Data Acquisition. The Company’s prior U.S. segment was re-designated as the North America segment. The change in reportable segments did not impact the Company’s prior periods’ segment disclosures. While the Company has a single line of business, which is the design, build-out and operation of IBX data centers, it has determined that it has three reportable segments comprised of its North America, Europe and Asia-Pacific geographic regions. The Company’s chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on the Company’s revenue and adjusted EBITDA performance both on a consolidated basis and based on these three geographic regions.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides the following segment disclosures as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2010	2009		2010		2009
Total revenues:
North America	$215,325	$136,334		$555,527	(1)	$390,974
Europe	72,794	60,806		203,042		163,662
Asia-Pacific	42,228	30,418		116,521		85,321

	$330,347	$227,558		$875,090		$639,957

Total depreciation and amortization:
North America	$50,414	$25,473		$120,822	(1)	$78,317
Europe	15,232	13,471		43,186		34,239
Asia-Pacific	7,652	5,547		20,729		18,502

	$73,298	$44,491		$184,737		$131,058

Income from operations:
North America	$31,921	$31,571		$84,051	(1)	$94,260
Europe	10,258	7,095		26,251		20,408
Asia-Pacific	9,847	6,892		29,933		15,625

	$52,026	$45,558		$140,235		$130,293

Capital expenditures:
North America	$75,508	$32,865		$372,555	(1)(2)	$103,216
Europe	33,447	68,109	(3)	111,672		114,623	(3)
Asia-Pacific	34,986	15,857		65,108		50,777

	$143,941	$116,831		$549,335		$268,616

(1)	Includes the operations of Switch and Data from May 1, 2010 through September 30, 2010.
(2)	Includes the purchase price for the Switch and Data Acquisition, net of cash acquired, which totaled $113,289,000.
(3)	Includes the purchase price for the Upminster Acquisition, net of cash acquired, which totaled $28,176,000.

The Company’s long-lived assets are located in the following geographic areas as of (in thousands):

	September 30, 2010	December 31, 2009
North America	$1,756,070	$1,130,637
Europe	579,672	493,492
Asia-Pacific	247,148	183,986

	$2,582,890	$1,808,115

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue information on a services basis is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Colocation	$257,295	$181,967	$690,974	$509,492
Interconnection	48,837	27,235	119,011	78,566
Managed infrastructure	7,805	7,020	22,400	21,528
Rental	790	295	1,695	798

Recurring revenues	314,727	216,517	834,080	610,384
Non-recurring revenues	15,620	11,041	41,010	29,573

	$330,347	$227,558	$875,090	$639,957

No single customer accounted for 10% or greater of the Company’s revenues for the three and nine months ended September 30, 2010 and 2009. No single customer accounted for 10% or greater of the Company’s gross accounts receivable as of September 30, 2010 and December 31, 2009.

12. Restructuring Charges

Switch and Data Restructuring Charge

During the nine months ended September 30, 2010, the Company recorded a restructuring charge related to one-time termination benefits, primarily comprised of severance, attributed to certain Switch and Data employees as presented below (in thousands):

Severance-related expenses (1)(2)	$4,905
Cash payments	(1,721)
Non-cash payments (2)	(1,488)

Accrued restructuring charge as of September 30, 2010 (3)	$1,696

(1)	Included in the condensed consolidated statements of operations as a restructuring charge.
(2)	Includes a stock-based compensation charge incurred as a result of modifying equity awards for one of the former Switch and Data executives to accelerate vesting.
(3)	Included within other current liabilities.

As of September 30, 2010, the Company’s remaining accrued restructuring charge associated with the Switch and Data Acquisition is expected to be paid out during the remainder of 2010. The Company anticipates that it will incur additional restructuring charges in connection with the Switch and Data Acquisition related to one-time termination benefits during the remainder of 2010 and the first four months of 2011.

2004 Restructuring Charge

During the nine months ended September 30, 2009, the Company recorded an additional restructuring charge of $1,338,000 as a result of revised sublease assumptions on its excess space lease in the New York metro area.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the activity in the 2004 accrued restructuring charge from December 31, 2009 to September 30, 2010 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2009	Restructuring charge	Accretion expense	Cash payments	Accrued restructuring charge as of September 30, 2010
Estimated lease exit costs	$5,919	$1,338	$200	$(1,186)	$6,271

	5,919	$1,338	$200	$(1,186)	6,271

Less current portion	(2,043)				(2,317)

	$3,876				$3,954

As the Company currently has no plans to enter into a lease termination with the landlord associated with the excess space lease in the New York metro area, the Company has reflected its accrued restructuring liability as both a current and non-current liability. The Company reports accrued restructuring charges within other current liabilities and other liabilities on the accompanying consolidated balance sheets as of September 30, 2010 and December 31, 2009. The Company is contractually committed to this excess space lease through 2015.

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

In May 2010, our indirect, wholly-owned subsidiary entered into a lease for a building for our new headquarters, which is located at One Lagoon Drive, Redwood City, California. We plan to move to our new headquarters in November 2010.

Overview

Equinix provides global data center services that protect and connect the world’s most valued information assets. Global enterprises, financial services companies, and content and network service providers rely upon Equinix’s leading insight and our 90 data centers in 35 markets around the world for the safeguarding of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following data center services: premium data center colocation, interconnection and exchange services, and outsourced IT infrastructure services. As of September 30, 2010, we operated or had partner IBX data centers in the Atlanta, Boston, Buffalo, Chicago, Cleveland, Dallas, Denver, Detroit, Indianapolis, Los Angeles, Miami, Nashville, New York, Philadelphia, Phoenix, Pittsburgh, Seattle, Silicon Valley, St. Louis, Tampa, Toronto and Washington, D.C. metro areas in North America; France, Germany, the Netherlands, Switzerland and the United Kingdom in Europe; and Australia, Hong Kong, Japan, Shanghai and Singapore in Asia-Pacific.

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

Historically, our market has been served by large telecommunications carriers who have bundled their telecommunications products and services with their colocation offerings. The data center services market landscape has evolved to include cloud computing/utility providers, application hosting providers and systems integrators, managed infrastructure hosting providers and colocation providers with over 350 companies providing data center services in the United States alone. Each of these data center services providers can bundle various colocation, interconnection and network services, and outsourced IT infrastructure services. We are able to offer our customers a global platform that supports global reach to 11 countries, proven operational reliability, improved application performance and network choice, and a highly scalable set of services.

Our customer count increased to 4,151 as of September 30, 2010 versus 2,966 as of September 30, 2009, an increase of 40%. This significant increase was primarily due to the Switch and Data acquisition in April 2010. Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available taking into account power limitations. Excluding the impact of the Switch and Data acquisition, our utilization rate decreased to 74% as of September 30, 2010 versus approximately 81% as of September 30, 2009; however, excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our utilization rate would have increased to approximately 84% as of September 30, 2010. Including the impact of the Switch and Data acquisition, our utilization rate was 73% as of September 30, 2010. Our utilization rate varies from market to market among our IBX data centers across our North America, Europe and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

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

Results of Operations

Our results of operations for the nine months ended September 30, 2010 include the operations of Switch and Data from May 1, 2010.

Three Months Ended September 30, 2010 and 2009

Revenues. Our revenues for the three months ended September 30, 2010 and 2009 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three months ended September 30,				Change
	2010	%	2009	%	$	%
North America:
Recurring revenues	$208,096	63%	$131,164	58%	$76,932	59%
Non-recurring revenues	7,229	2%	5,170	2%	2,059	40%

	215,325	65%	136,334	60%	78,991	58%

Europe:
Recurring revenues	66,279	20%	56,316	25%	9,963	18%
Non-recurring revenues	6,515	2%	4,490	2%	2,025	45%

	72,794	22%	60,806	27%	11,988	20%

Asia-Pacific:
Recurring revenues	40,352	12%	29,037	12%	11,315	39%
Non-recurring revenues	1,876	1%	1,381	1%	495	36%

	42,228	13%	30,418	13%	11,810	39%

Total:
Recurring revenues	314,727	95%	216,517	95%	98,210	45%
Non-recurring revenues	15,620	5%	11,041	5%	4,579	41%

	$330,347	100%	$227,558	100%	$102,789	45%

North America Revenues. The increase in North America revenues was primarily due to the impact of the Switch and Data acquisition, which resulted in $57.5 million of additional revenue for the three months ended September 30, 2010. The following table presents our North America revenues excluding the impact of the Switch and Data acquisition (dollars in thousands):

	Three months ended September 30,		Change
	2010	2009	$	%
North America:
Recurring revenues	$151,781	$131,164	$20,617	16%
Non-recurring revenues	6,070	5,170	900	17%

	$157,851	136,334	$21,517	16%

Excluding the impact of the Switch and Data acquisition, the period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. Additionally, during the three months ended September 30, 2010, we recorded $10.2 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Los Angeles, New York and Washington, D.C. metro areas.

We expect that our North America revenues, including those of the acquired Switch and Data operations, will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Atlanta, Dallas and Silicon Valley metro areas, which are expected to open during the remainder of 2010 and first quarter of 2011. Our estimates of future revenue growth take account of expected reductions in recurring revenues attributed to customer churn or changes or amendments to customers’ contracts.

Europe Revenues. During the three months ended September 30, 2010, our revenues from Germany, the largest revenue contributor in the Europe region for the period, represented approximately 36% of the regional revenues. During the three months ended September 30, 2009, our revenues from the United Kingdom, the largest revenue contributor in the Europe region for the period, represented approximately 36% of the regional revenues. Our Europe revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the three months ended September 30, 2010, we recorded approximately $6.3 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Dusseldorf, Frankfurt, London, Munich, Paris and Zurich metro areas. We expect that our Europe revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Amsterdam, Frankfurt and Paris metro areas, which are expected to open during the remainder of 2010. Our estimates of future revenue growth take account of expected reductions in recurring revenues attributed to customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 38% and 37%, respectively, of the regional revenues for the three months ended September 30, 2010 and 2009. Our Asia-Pacific revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the three months ended September 30, 2010, we recorded approximately $2.3 million of revenue generated from our IBX center expansions in the Hong Kong and Singapore metro areas. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX center expansions and additional expansions currently taking place in the Hong Kong, Singapore, Sydney and Tokyo metro areas which are expected to open during the remainder of 2010 and throughout 2011. Our estimates of future revenue growth take account of expected reductions in recurring revenues attributed to customer churn or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues for the three months ended September 30, 2010 and 2009 were split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				Change
	2010	%	2009	%	$	%
North America	$118,572	64%	$69,223	55%	$49,349	71%
Europe	43,722	24%	40,358	32%	3,364	8%
Asia-Pacific	23,182	12%	16,426	13%	6,756	41%

Total	$185,476	100%	$126,007	100%	$59,469	47%

	Three months ended September 30,
	2010	2009
Cost of revenues as a percentage of revenues:
North America	55%	51%
Europe	60%	66%
Asia-Pacific	55%	54%
Total	56%	55%

North America Cost of Revenues. The increase in our North America cost of revenues was primarily due to the impact of the Switch and Data acquisition, which resulted in $42.2 million of additional cost of revenues for the three months ended September 30, 2010. Our North America cost of revenues for the three months ended September 30, 2010 and 2009 included $44.1 million and $24.4 million, respectively, of depreciation expense, including $16.0 million of depreciation expense from the impact of the Switch and Data acquisition for the three months ended September 30, 2010.

Excluding the impact of the Switch and Data acquisition, our North America cost of revenues during the three months ended September 30, 2010 was $76.4 million, which represents an increase of 10% from the three months ended September 30, 2009. This increase was primarily due to $3.7 million of higher depreciation expense as a result of our IBX center expansion activity. Excluding depreciation, the increase was primarily due to overall growth related to our revenue growth and costs associated with our expansion projects, such as $1.6 million of higher rent and facility costs and $1.0 million of utility costs arising from increased customer installations and revenues attributed to customer growth. We expect North America cost of revenues to increase as we continue to grow our business.

Europe Cost of Revenues. Europe cost of revenues for the three months ended September 30, 2010 and 2009 included $13.7 million and $11.8 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity. Excluding depreciation expense, the increase in Europe cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, including higher repair and maintenance costs and utility costs. We expect Europe cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the three months ended September 30, 2010 and 2009 included $7.4 million and $5.3 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as an increase of $2.0 million in utility costs arising from increased customer installations and revenues attributed to customer growth, an increase of $1.0 million in rent and facility costs and higher repair and maintenance costs. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended September 30, 2010 and 2009 were split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				Change
	2010	%	2009	%	$	%
North America	$21,251	68%	$8,833	57%	$12,418	141%
Europe	6,253	20%	4,094	26%	2,159	53%
Asia-Pacific	3,701	12%	2,616	17%	1,085	41%

Total	$31,205	100%	$15,543	100%	$15,662	101%

	Three months ended September 30,
	2010	2009
Sales and marketing expenses as a percentage of revenues:
North America	10%	6%
Europe	9%	7%
Asia-Pacific	9%	9%
Total	9%	7%

North America Sales and Marketing Expenses. The increase in our North America sales and marketing expenses was primarily due to the impact of the Switch and Data acquisition, which resulted in $6.6 million of additional sales and marketing expenses, including $2.0 million of amortization expense for customer contracts for the three months ended September 30, 2010.

Excluding the impact of the Switch and Data acquisition, our North America sales and marketing expenses during the three months ended September 30, 2010 were $14.7 million, which represents an increase of 66% from the three months ended September 30, 2009. This increase was primarily due to $4.0 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (144 North America sales and marketing employees as of September 30, 2010 versus 108 as of September 30, 2009).

We have decided to invest further in our North America sales and marketing initiatives in 2010 and we anticipate this increased investment will continue over the next several years, including anticipated headcount growth and new product innovation efforts and, as a result, our North America sales and marketing expenses as a percentage of revenues have increased and are expected to continue to increase. In the long-term, we generally expect North America sales and marketing expenses to increase as we continue to grow our business and invest further in various branding initiatives; however, as a percentage of revenues, we generally expect them to decrease.

Europe Sales and Marketing Expenses. The increase in our Europe sales and marketing expenses was primarily due to $1.1 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (75 Europe sales and marketing employees as of September 30, 2010 versus 55 as of September 30, 2009). We intend to invest further in our Europe sales and marketing initiatives over the next several years, including anticipated headcount growth and new product innovation efforts and, as a result, we expect our Europe sales and marketing expenses as a percentage of revenues to increase accordingly. In the long-term, we generally expect Europe sales and marketing expenses to increase as we continue to grow our business and invest further in various branding initiatives; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (56 Asia-Pacific sales and marketing employees as of September 30, 2010 versus 42 as of September 30, 2009). We intend to invest further in our Asia-Pacific sales and marketing initiatives over the next several years, including anticipated headcount growth and new product innovation efforts and, as a result, we expect our Asia-Pacific sales and marketing expenses as a percentage of revenues to increase accordingly. In the long-term, we generally expect Asia-Pacific sales and marketing expenses to increase as we continue to grow our business and invest further in various branding initiatives; however, as a percentage of revenues, we generally expect them to decrease.

General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2010 and 2009 were split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				Change
	2010	%	2009	%	$	%
North America	$41,346	71%	$26,387	68%	$14,959	57%
Europe	11,796	20%	8,200	21%	3,596	44%
Asia-Pacific	5,498	9%	4,484	11%	1,014	23%

Total	$58,640	100%	$39,071	100%	$19,569	50%

	Three months ended September 30,
	2010	2009
General and administrative expenses as a percentage of revenues:
North America	19%	19%
Europe	16%	13%
Asia-Pacific	13%	15%
Total	18%	17%

North America General and Administrative Expenses. The increase in our North America general and administrative expenses was primarily due to the impact of the Switch and Data acquisition, which resulted in $6.8 million of additional general and administrative expenses for the three months ended September 30, 2010.

Excluding the impact of the Switch and Data acquisition, our North America general and administrative expenses during the three months ended September 30, 2010 were $34.6 million, which represents an increase of 31% from the three months ended September 30, 2009. The increase in our North America general and administrative expenses was primarily due to $5.0 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (367 North America general and administrative employees as of September 30, 2010 versus 295 as of September 30, 2009) and $1.4 million of higher depreciation expense as a result of our ongoing efforts to support our growth, such as investment in systems.

Going forward, although we are carefully monitoring our spending given the current economic environment, we expect North America general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Europe General and Administrative Expenses. The increase in our Europe general and administrative expenses was primarily due to $1.9 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (154 Europe general and administrative employees as of September 30, 2010 versus 105 as of September 30, 2009). During 2010, we have been investing in our Europe general and administrative functions, which has included taking on additional office space to accommodate the headcount growth, as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our Europe general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (120 Asia-Pacific general and administrative employees as of September 30, 2010 versus 105 as of September 30, 2009). Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Restructuring Charges. During the three months ended September 30, 2010, we recorded restructuring charges totaling $1.9 million comprising $532,000 related to one-time termination benefits attributed to certain Switch and Data employees and $1.4 million related to revised sublease assumptions on our excess space lease in the New York metro area. For additional information, see “Restructuring Charges” in Note 12 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. We anticipate that we will incur additional restructuring charges in connection with the Switch and Data acquisition related to one-time termination benefits during the remainder of 2010 and the first four months of 2011. During the three months ended September 30, 2009, no restructuring charge was recorded. Our restructuring charges all relate to our North America geographic region.

Acquisition Costs. During the three months ended September 30, 2010, we recorded acquisition costs totaling $1.1 million primarily attributed to our Europe region. During the three months ended September 30, 2009, we recorded acquisition costs totaling $1.4 million, primarily related to the Upminster acquisition. We do not expect to incur significant additional acquisition costs related to the Switch and Data acquisition.

Interest Income. Interest income decreased to $310,000 for the three months ended September 30, 2010 from $353,000 for the three months ended September 30, 2009. Interest income decreased primarily due to lower yields on invested balances. The average yield for the three months ended September 30, 2010 was 0.17% versus 0.36% for the three months ended September 30, 2009. We expect our interest income to remain at these low levels for the foreseeable future due to the impact of a lower interest rate environment, a portfolio more weighted towards short-term U.S. treasuries and from the utilization of cash to finance our expansion activities.

Interest Expense. Interest expense increased to $38.4 million for the three months ended September 30, 2010 from $22.3 million for the three months ended September 30, 2009. This increase in interest expense was primarily due to additional financings entered into during 2009 and 2010 consisting of our $750.0 million 8.125% senior notes offering in February 2010 and our new Asia-Pacific financing in May 2010, of which $111.8 million was outstanding as of September 30, 2010 with an approximate blended interest rate of 4.58% per annum, which replaced both our previously-existing Asia-Pacific and Singapore financings. This increase was partially offset by our repayment of the Chicago IBX financing in March 2010, the European financing in April 2010 and the Netherlands financing in June 2010. During the three months ended September 30, 2010 and 2009, we capitalized $2.0 million and $2.6 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we recognize the full impact of our $750.0 million 8.125% senior notes and our new Asia-Pacific financing, although this has been partially offset by repayment of debt, such as the European financing and capitalized interest, which we expect to increase during the remainder of 2010 as we intend to embark on more expansion projects. We may also incur additional indebtedness to support our growth, resulting in further interest expense.

Other-Than-Temporary Impairment Recovery (Loss) On Investments. During the three months ended September 30, 2010, we recorded a $206,000 other-than-temporary impairment recovery on investments due to an additional distribution from one of our money market accounts as more fully described in Note 4 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. During the three months ended September 30, 2009, we did not record any other-than-temporary impairment recoveries or losses.

Other Income (Expense). For the three months ended September 30, 2010 and 2009, we recorded $1.7 million and $2.5 million of other income, respectively, primarily due to foreign currency exchange gains during the periods.

Income Taxes. For the three months ended September 30, 2010 and 2009, we recorded $4.6 million and $7.3 million of income tax expenses, respectively. Our effective tax rates were 29.3% and 28.0% for the three months ended September 30, 2010 and 2009, respectively. We expect cash income taxes during the remainder of 2010 to increase. The cash taxes for 2010 are primarily for the California state income tax and foreign income taxes, while cash taxes for 2009 were primarily for the U.S. Alternative Minimum Tax, the California state income tax and foreign income taxes.

Nine Months Ended September 30, 2010 and 2009

Revenues. Our revenues for the nine months ended September 30, 2010 and 2009 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Nine months ended September 30,				Change
	2010	%	2009	%	$	%
North America:
Recurring revenues	$536,307	61%	$376,376	59%	$159,931	42%
Non-recurring revenues	19,220	2%	14,598	2%	4,622	32%

	555,527	63%	390,974	61%	164,553	42%

Europe:
Recurring revenues	186,388	21%	152,699	24%	33,689	22%
Non-recurring revenues	16,654	2%	10,963	2%	5,691	52%

	203,042	23%	163,662	26%	39,380	24%

Asia-Pacific:
Recurring revenues	111,385	13%	81,309	12%	30,076	37%
Non-recurring revenues	5,136	1%	4,012	1%	1,124	28%

	116,521	14%	85,321	13%	31,200	37%

Total:
Recurring revenues	834,080	95%	610,384	95%	223,696	37%
Non-recurring revenues	41,010	5%	29,573	5%	11,437	39%

	$875,090	100%	$639,957	100%	$235,133	37%

North America Revenues. The increase in North America revenues was primarily due to the impact of the Switch and Data acquisition, which resulted in $95.1 million of additional revenue for the nine months ended September 30, 2010. The following table presents our North America revenues excluding the impact of the Switch and Data acquisition (dollars in thousands):

	Nine months ended September 30,		Change
	2010	2009	$	%
North America:
Recurring revenues	$443,073	$376,376	$66,697	18%
Non-recurring revenues	17,388	14,598	2,790	19%

	$460,461	$390,974	$69,487	18%

Excluding the impact of the Switch and Data acquisition, the period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. Additionally, during the nine months ended September 30, 2010, we recorded $27.6 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Los Angeles, New York and Washington, D.C. metro areas.

We expect that our North America revenues, including those of the acquired Switch and Data operations, will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the

Atlanta, Dallas and Silicon Valley metro areas, which are expected to open during the remainder of 2010 and the first quarter of 2011. Our estimates of future revenue growth take account of expected reductions in recurring revenues attributed to customer churn or changes or amendments to customers’ contracts.

Europe Revenues. During the nine months ended September 30, 2010, our revenues from Germany, the largest revenue contributor in the Europe region for the period, represented approximately 36% of the regional revenues. During the nine months ended September 30, 2009, our revenues from the United Kingdom, the largest revenue contributor in the Europe region for the period, represented approximately 37% of the regional revenues. Our Europe revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the nine months ended September 30, 2010, we recorded approximately $11.7 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Dusseldorf, Frankfurt, London, Munich, Paris and Zurich metro areas. We expect that our Europe revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Amsterdam, Frankfurt and Paris metro areas, which are expected to open during the remainder of 2010. Our estimates of future revenue growth take account of expected reductions in recurring revenues attributed to customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 37% and 36%, respectively, of the regional revenues for the nine months ended September 30, 2010 and 2009. Our Asia-Pacific revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the nine months ended September 30, 2010, we recorded approximately $4.5 million of revenue generated from our IBX center expansions in the Hong Kong and Singapore metro areas. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX center expansions and additional expansions currently taking place in the Hong Kong, Singapore, Sydney and Tokyo metro areas which are expected to open during the remainder of 2010 and throughout 2011. Our estimates of future revenue growth take account of expected reductions in recurring revenues attributed to customer churn or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues for the nine months ended September 30, 2010 and 2009 were split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				Change
	2010	%	2009	%	$	%
North America	$291,061	60%	$199,701	56%	$91,360	46%
Europe	127,232	27%	106,798	30%	20,434	19%
Asia-Pacific	62,815	13%	49,847	14%	12,968	26%

Total	$481,108	100%	$356,346	100%	$124,762	35%

	Nine months ended September 30,
	2010	2009
Cost of revenues as a percentage of revenues:
North America	52%	51%
Europe	63%	65%
Asia-Pacific	54%	58%
Total	55%	56%

North America Cost of Revenues. The increase in our North America cost of revenues was primarily due to the impact of the Switch and Data acquisition, which resulted in $69.4 million of additional cost of revenues for the nine months ended September 30, 2010. Our North America cost of revenues for the nine months ended September 30, 2010 and 2009 included $107.5 million and $73.9 million, respectively, of depreciation expense, including $25.6 million of depreciation expense from the impact of the Switch and Data acquisition for the nine months ended September 30, 2010.

Excluding the impact of the Switch and Data acquisition, our North America cost of revenues during the nine months ended September 30, 2010 was $221.7 million, which represents an increase of 11% from the nine months ended September 30, 2009. This increase was primarily due to $8.0 million of higher depreciation expense resulting from our IBX center expansion activity. Excluding depreciation, the increase was primarily due to overall growth related to our revenue growth and costs associated with our expansion projects, including (i) an increase of $5.8 million in rent and facility costs, (ii) an increase of $2.6 million in utility costs as a result of increased customer installations and (iii) $1.2 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (330 North America employees as of September 30, 2010 versus 302 as of September 30, 2009). We expect North America cost of revenues to increase as we continue to grow our business.

Europe Cost of Revenues. Europe cost of revenues for the nine months ended September 30, 2010 and 2009 included $38.8 million and $29.5 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity. Excluding depreciation expense, the increase in Europe cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as (i) an increase of $3.2 million of utility costs arising from increased customer installations and revenues attributed to customer growth, (ii) $1.9 million of higher compensation expense, including general salaries, bonuses, stock-based compensation and headcount growth (230 Europe employees as of September 30, 2010 versus 174 as of September 30, 2009), (iii) $1.7 million of higher rent and facility costs, (iv) $1.5 million of higher repair and maintenance costs and (v) $1.2 million of higher professional services related to our various consulting projects to support our growth in Europe. We expect Europe cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the nine months ended September 30, 2010 and 2009 included $20.1 million and $18.0 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as (i) $3.9 million of higher utility costs, (ii) an increase of $2.5 million of rent and facility costs, (iii) $1.5 million of higher compensation expense, including general salaries, bonuses, stock-based compensation and headcount growth (99 Asia-Pacific employees as of September 30, 2010 versus 82 as of September 30, 2009) and (iv) $1.1 of higher repair and maintenance costs. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the nine months ended September 30, 2010 and 2009 were split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				Change
	2010	%	2009	%	$	%
North America	$52,709	66%	$26,297	57%	$26,412	100%
Europe	17,159	22%	12,756	28%	4,403	35%
Asia-Pacific	9,718	12%	7,262	15%	2,456	34%

Total	$79,586	100%	$46,315	100%	$33,271	72%

	Nine months ended September 30,
	2010	2009
Sales and marketing expenses as a percentage of revenues:
North America	9%	7%
Europe	8%	8%
Asia-Pacific	8%	9%
Total	9%	7%

North America Sales and Marketing Expenses. The increase in our North America sales and marketing expenses was primarily due to the impact of the Switch and Data acquisition, which resulted in $11.9 million of additional sales and marketing expenses including $3.7 million of amortization expense for customer contracts for the nine months ended September 30, 2010.

Excluding the impact of the Switch and Data acquisition, our North America sales and marketing expenses during the nine months ended September 30, 2010 were $40.8 million, which represents an increase of 55% from the nine months ended September 30, 2009. This increase was primarily due to $10.1 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (144 North America sales and marketing employees as of September 30, 2010 versus 108 as of September 30, 2009).

We have decided to invest further in our North America sales and marketing initiatives in 2010 and we anticipate this increased investment will continue over the next several years, including anticipated headcount growth and new product innovation efforts and, as a result, our North America sales and marketing expenses as a percentage of revenues have increased and are expected to continue to increase. In the long-term, we generally expect North America sales and marketing expenses to increase as we continue to grow our business and invest further in various branding initiatives; however, as a percentage of revenues, we generally expect them to decrease.

Europe Sales and Marketing Expenses. The increase in our Europe sales and marketing expenses was primarily due to $2.7 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (75 Europe sales and marketing employees as of September 30, 2010 versus 55 as of September 30, 2009). We intend to invest further in our Europe sales and marketing initiatives over the next several years, including anticipated headcount growth and new product innovation efforts and, as a result, we expect our Europe sales and marketing expenses as a percentage of revenues to increase accordingly. In the long-term, we generally expect Europe sales and marketing expenses to increase as we continue to grow our business and invest further in various branding initiatives; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to $1.6 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (56 Asia-Pacific sales and marketing employees as of September 30, 2010 versus 42 as of September 30, 2009); however, our Asia-Pacific sales and marketing expenses for the nine months ended September 30, 2010 included the benefit of a $680,000 accrual reversal associated with adjusting the estimated costs of an annual sales recognition program which is an out-of-period adjustment. This $680,000 out-of-period adjustment represents the correction of errors attributable to the year ended December 31, 2009, which we have concluded was not material to any previously-reported historical annual or quarterly period for the year ended December 31, 2009. We intend to invest further in our Asia-Pacific sales and marketing initiatives over the next several years, including anticipated headcount growth and new product innovation efforts and, as a result, we expect our Asia-Pacific sales and marketing expenses as a percentage of revenues to increase accordingly. In the long-term, we generally expect Asia-Pacific sales and marketing expenses to increase as we continue to grow our business and invest further in various branding initiatives; however, as a percentage of revenues, we generally expect them to decrease.

General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2010 and 2009 were split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				Change
	2010	%	2009	%	$	%
North America	$110,271	71%	$76,449	69%	$33,822	44%
Europe	31,635	20%	22,641	20%	8,994	40%
Asia-Pacific	14,055	9%	12,587	11%	1,468	12%

Total	$155,961	100%	$111,677	100%	$44,284	40%

	Nine months ended September 30,
	2010	2009
General and administrative expenses as a percentage of revenues:
North America	20%	20%
Europe	16%	14%
Asia-Pacific	12%	15%
Total	18%	17%

North America General and Administrative Expenses. The increase in our North America general and administrative expenses was primarily due to the impact of the Switch and Data acquisition, which resulted in $13.3 million of additional general and administrative expenses for the nine months ended September 30, 2010.

Excluding the impact of the Switch and Data acquisition, our North America general and administrative expenses during the nine months ended September 30, 2010 was $97.0 million, which represents an increase of 27% from the nine months ended September 30, 2009. This increase in our North America general and administrative expenses was primarily due to (i) $15.1 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (367 North America general and administrative employees as of September 30, 2010 versus 295 as of September 30, 2009), (ii) an increase of $1.3 million in professional services related to various consulting projects and (iii) and $1.1 million of higher depreciation expense as a result of our ongoing efforts to support our growth, such as investment in systems.

Going forward, although we are carefully monitoring our spending given the current economic environment, we expect North America general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Europe General and Administrative Expenses. The increase in our Europe general and administrative expenses was primarily due to $5.4 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (154 Europe general and administrative employees as of September 30, 2010 versus 105 as of September 30, 2009) and $1.6 million of higher professional services related to various consulting projects to support our growth. During 2010, we have been investing in our Europe general and administrative functions, which has included taking on additional office space to accommodate the headcount growth, as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our Europe general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to $1.3 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (120 Asia-Pacific general and administrative employees as of September 30, 2010 versus 105 as of September 30, 2009). Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Restructuring Charges. During the nine months ended September 30, 2010, we recorded restructuring charges totaling $6.2 million comprising $4.9 million related to one-time termination benefits attributed to certain Switch and Data employees and $1.3 million related to revised sublease assumptions on our excess space lease in the New York metro area. For additional information, see “Restructuring Charges” in Note 12 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. We anticipate that we will incur additional restructuring charges in connection with the Switch and Data acquisition related to one-time termination benefits during the remainder of 2010 and the first four months of 2011. During the nine months ended September 30, 2009, we recorded reductions of restructuring charges totaling $6.1 million, primarily due to a reversal of a restructuring charge accrual of $5.8 million for our excess space in the Los Angeles metro area as a result of our decision to utilize this space to expand our original Los Angeles IBX center. Our excess space lease in the New York metro area remains abandoned and continues to carry a restructuring charge. Our restructuring charges all relate to our North America geographic region.

Acquisition Costs. During the nine months ended September 30, 2010, we recorded acquisition costs totaling $12.0 million primarily related to the Switch and Data acquisition. During the nine months ended September 30, 2009, we recorded acquisition costs totaling $1.4 million, primarily related to the Upminster acquisition. We do not expect to incur significant additional acquisition costs related to the Switch and Data acquisition.

Interest Income. Interest income decreased to $1.3 million for the nine months ended September 30, 2010 from $1.9 million for the nine months ended September 30, 2009. Interest income decreased primarily due to lower yields on invested balances. The average yield for the nine months ended September 30, 2010 was 0.19% versus 0.64% for the nine months ended September 30, 2009. We expect our interest income to remain at these low levels for the foreseeable future due to the impact of a lower interest rate environment, a portfolio more weighted towards short-term U.S. treasuries, and from the utilization of cash to finance our expansion activities.

Interest Expense. Interest expense increased to $101.7 million for the nine months ended September 30, 2010 from $51.6 million for the nine months ended September 30, 2009. This increase in interest expense was primarily due to additional financings entered into during 2009 and 2010 consisting of (i) our $750.0 million 8.125% senior notes offering in February 2010, (ii) our $373.8 million 4.75% convertible subordinated notes offering in June 2009 and (iii) our new Asia-Pacific financing in April 2010, of which $111.8 million was outstanding as of September 30, 2010 with an approximate interest rate of 4.58% per annum, which replaced both our previously-existing Asia-Pacific and Singapore financings. This increase was partially offset by our repayment of the Chicago IBX financing in March 2010, the European financing in April 2010 and the Netherlands financing in June 2010. During the nine months ended September 30, 2010 and 2009, we capitalized $8.7 million and $10.4 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we recognize the full impact of our $750.0 million 8.125% senior notes and our new Asia-Pacific financing, although this has been partially offset by repayment of debt, such as the European financing and capitalized interest, which we expect to increase during the remainder of 2010 as we intend to embark on more expansion projects. We may also incur additional indebtedness to support our growth, resulting in further interest expense.

Other-Than-Temporary Impairment Recovery (Loss) On Investments. During the nine months ended September 30, 2010, we recorded a $3.6 million other-than-temporary impairment recovery on investments due to additional distributions from one of our money market accounts as more fully described in Note 4 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2009, we recorded a $2.7 million other-than-temporary impairment loss on this same market account.

Loss on debt extinguishment and interest rate swaps, net. During the nine months ended September 30, 2010, we recorded a $4.8 million loss on debt extinguishment and interest rate swaps, net. See “Loss on Debt Extinguishment and Interest Rate Swaps, Net” in Note 8 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. We did not record any loss on debt extinguishment and interest rate swaps, net, during the nine months ended September 30, 2009.

Other Income (Expense). For the nine months ended September 30, 2010 and 2009, we recorded $193,000 and $3.7 million of other income, respectively, primarily due to foreign currency exchange gains during the periods.

Income Taxes. For the nine months ended September 30, 2010 and 2009, we recorded $15.8 million and $29.9 million of income tax expenses, respectively. Our effective tax rates were 40.5% and 36.6% for the nine months ended September 30, 2010 and 2009, respectively. The increase in the effective tax rate for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was due primarily to an increase in foreign losses which did not benefit the Company’s effective tax rate. We expect cash income taxes during the remainder of 2010 to increase. The cash taxes for 2010 are primarily for the California state income tax and foreign income taxes, while cash taxes for 2009 were primarily for the U.S. Alternative Minimum Tax, the California state income tax and foreign income taxes.

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

We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges and acquisition costs as presented below (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Income from operations	$52,026	$45,558	$140,235	$130,293
Depreciation, amortization and accretion expense	74,485	45,066	187,433	132,299
Stock-based compensation expense	16,950	14,033	50,020	39,030
Restructuring charges	1,886	—	6,243	(6,053)
Acquisitions costs	1,114	1,379	11,957	1,379

Adjusted EBITDA	$146,461	$106,036	$395,888	$296,948

The geographic split of our adjusted EBITDA is presented below (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
North America:
Income from operations	$31,921	$31,571	$84,051	$94,260
Depreciation, amortization and accretion expense	51,108	25,838	122,363	79,151
Stock-based compensation expense	12,683	10,295	37,346	29,323
Restructuring charges	1,886	—	6,243	(6,053)
Acquisitions costs	349	320	11,192	320

Adjusted EBITDA	$97,947	$68,024	$261,195	$197,001

Europe:
Income from operations	$10,258	$7,095	$26,251	$20,408
Depreciation, amortization and accretion expense	15,531	13,616	43,752	34,451
Stock-based compensation expense	2,502	1,544	7,183	4,376
Acquisitions costs	765	1,059	765	1,059

Adjusted EBITDA	$29,056	$23,314	$77,951	$60,294

Asia-Pacific:
Income from operations	$9,847	$6,892	$29,933	$15,625
Depreciation, amortization and accretion expense	7,846	5,612	21,318	18,697
Stock-based compensation expense	1,765	2,194	5,491	5,331

Adjusted EBITDA	$19,458	$14,698	$56,742	$39,653

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

Liquidity and Capital Resources

As of September 30, 2010, our total indebtedness was comprised of (i) convertible debt principal totaling $1.0 billion from our 2.50% convertible subordinated notes (gross of discount), our 3.00% convertible subordinated notes, and our 4.75% convertible subordinated notes (gross of discount) and (ii) non-convertible debt and financing obligations totaling $1.2 billion consisting of (a) $750.0 million of principal from our senior notes, (b) $201.5 million of principal from our mortgage and loans payable and (c) $269.6 million from our capital lease and other financing obligations.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of our current portion of debt due, and to complete our publicly-announced expansion projects. As of September 30, 2010, we had $715.4 million of cash, cash equivalents and short-term and long-term investments. Besides our investment portfolio and any financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity.

As of September 30, 2010, we had a total of approximately $101.9 million of additional liquidity available to us, consisting of (i) approximately $95.2 million under the new Asia-Pacific financing and (ii) $6.7 million under the $25.0 million Bank of America revolving credit line. While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and to complete our publicly-announced IBX expansion plans, we may pursue additional expansion opportunities, primarily the build-out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions. While we will be able to fund these expansion plans with our existing resources, additional financing, either debt or equity, may be required to pursue certain of these additional expansion plans. However, if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

Sources and Uses of Cash

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$269,981	$272,982
Net cash used in investing activities	(618,507)	(542,494)
Net cash provided by financing activities	395,675	326,520

Operating Activities. The decrease in net cash provided by operating activities was primarily due to growth in accounts receivable and payments related to the termination of several interest rate swaps totaling $17.3 million. In addition, the amount of interest paid in cash also increased by $34.8 million as compared to the prior period. Each of these items, which negatively impact net cash provided by operating activities, is partially offset by the overall improvement in our operating results as described earlier. We expect that we will continue to generate cash from our operating activities during the remainder of 2010 and beyond.

Investing Activities. The increase in net cash used in investing activities was primarily due to higher capital expenditures as a result of expansion activity and the Switch and Data acquisition. During the nine months ended September 30, 2010 and 2009, these capital expenditures were $436.0 million and $267.8 million, respectively. For the foreseeable future, we expect that our IBX expansion construction activity will be lower than our 2010 spending levels. However, if the opportunity to expand is greater than planned and we have sufficient funding to increase the expansion opportunities available to us, we may increase the level of capital expenditures to support this growth.

Financing Activities. The net cash provided by financing activities for the nine months ended September 30, 2010 was primarily due to our $750.0 million 8.125% senior notes offering in February 2010, partially offset by repayment of our debt facilities, including the Chicago IBX financing, the European financing, the Asia-Pacific financing, the Singapore financing and the Netherlands financing; however, the Asia-Pacific financing and the Singapore financing were replaced by the new Asia-Pacific financing. Net cash provided by financing activities during the nine months ended September 30, 2009 was primarily the result of $373.8 million in gross proceeds from our 4.75% convertible notes offering, partially offset by repayment of our debt facilities. Going forward, we expect that our financing activities will consist primarily of drawdowns of our new Asia-Pacific financing offset by repayment of our debt for the foreseeable future. Depending on market conditions, we may pursue additional financings in the future, as well as consider opportunities to repay our secured debt.

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

In addition, at any time prior to March 1, 2013, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the senior notes outstanding at a redemption price equal to 108.125% of the principal amount of the senior notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date, with the net cash proceeds of one or more equity offerings, provided that (i) at least 65% of the aggregate principal amount of the senior notes remains outstanding immediately after the occurrence of such redemption and (ii) the redemption must occur within 90 days of the date of the closing of such equity offerings. On or after March 1, 2014, we may redeem all or a part of the 8.125% senior notes, on any one or more occasions, at the redemption prices set forth below plus accrued and unpaid interest thereon, if any, to, but not including, the applicable redemption date, if redeemed during the one-year period beginning on March 1 of the years indicated below:

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

New Asia-Pacific Financing. In May 2010, our five wholly-owned subsidiaries, located in Australia, Hong Kong, Japan and Singapore, completed a new multi-currency credit facility agreement for approximately $217.7 million, which is referred to as the new Asia-Pacific financing, comprising 79.2 million Australian dollars, 370.4 million Hong Kong dollars, 99.4 million Singapore dollars and 1.5 billion Japanese yen. The new Asia-Pacific financing replaced our existing Asia-Pacific financing and Singapore financing. The new Asia-Pacific financing has a five-year term with semi-annual principal payments and quarterly debt service and consists of two tranches: (i) Tranche A totaling approximately $88.5 million was available for immediate drawing upon satisfaction of certain conditions precedent and was used to refinance the existing Asia-Pacific financing and Singapore financing and (ii) Tranche B totaling approximately $129.2 million is available for drawing in Australian, Hong Kong and Singapore dollars only for up to 24 months following the effective date of the new Asia-Pacific financing. The new Asia Pacific financing bears an interest rate of 3.50% above the local borrowing rates for the first 12 months and interest rates between 2.50%-3.50% above the local borrowing rates thereafter, depending on the leverage ratio within our five subsidiaries. The new Asia-Pacific financing contains financial covenants with which we must comply quarterly. The new Asia-Pacific financing is guaranteed by us and is secured by certain of our five subsidiaries’ assets and share pledges. During the nine months ended September 30, 2010, our five subsidiaries used part of the proceeds from the partially-drawn down Tranche A and Tranche B under the New Asia-Pacific Financing for the prepayment and termination of the existing Asia-Pacific financing and the Singapore financing. As of September 30, 2010, our five subsidiaries had fully utilized Tranche A and utilized approximately $33.9 million of Tranche B under the new Asia-Pacific financing. The loans payable under the new Asia-Pacific financing have a final maturity date of March 2015. As of September 30, 2010, we were in compliance with all financial covenants in connection with the new Asia-Pacific financing. As of September 30, 2010, approximately $111.8 million was outstanding under the new Asia-Pacific financing at an approximate blended interest rate of 4.58% per annum, leaving approximately $95.2 million available for future borrowings under the new Asia-Pacific financing.

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

European Financing. In April 2010, we prepaid and terminated the European financing at par for a total payment of approximately $121.7 million plus accrued and unpaid interest. On the same date, we terminated three interest rate swaps associated with the European financing for a total payment of $4.2 million.

Netherlands Financing. In June 2010, we prepaid and terminated the Netherlands financing at par for a total payment of approximately $8.0 million plus accrued and unpaid interest.

Switch and Data Debt. In May 2010, we prepaid and terminated at par a revolving credit facility assumed in connection with the Switch and Data acquisition for a total payment of $138.9 million plus accrued and unpaid interest. On the same date, we terminated the associated interest rate swap acquired related to this revolving credit facility for a total payment of $9.8 million.

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

$25.0 Million Bank of America Revolving Credit Line. In February 2010, we amended the $25.0 million Bank of America revolving credit line and extended the maturity date to February 11, 2011. In addition, the $25.0 million Bank of America revolving credit line was amended to permit us to fund the cash payment portion of the pending acquisition of Switch and Data and to repay or retire its outstanding loan obligations upon the closing of the Switch and Data acquisition. The $25.0 million Bank of America revolving credit line will be used primarily to fund our working capital and to enable us to issue letters of credit. The effect of issuing letters of credit under the $25.0 million Bank of America revolving credit line reduces the amount available for borrowing under the $25.0 million Bank of America revolving credit line. We may borrow, repay and reborrow under the $25.0 million Bank of America revolving credit line at either the prime rate or at a borrowing margin of 2.75% over one, three or six month LIBOR, subject to a minimum borrowing cost of 3.00%. The $25.0 million Bank of America revolving credit line contains three financial covenants, which we must comply with quarterly, consisting of a tangible net worth ratio, a debt service ratio and a senior leverage ratio and is collateralized by our domestic accounts receivable balances. As of September 30, 2010, we were in compliance with all financial covenants in connection with the $25.0 million Bank of America revolving credit line. The $25.0 million Bank of America revolving credit line is available for renewal subject to mutual agreement by both parties. As of September 30, 2010, we had issued 14 irrevocable letters of credit totaling $18.3 million under the $25.0 million Bank of America revolving credit line. As a result, the amount available to borrow was $6.7 million as of September 30, 2010.

Capital Lease and Other Financing Obligations. During the nine months ended September 30, 2010, we have added additional capital lease and other financing obligations, excluding capital lease and other financing obligations assumed from the Switch and Data acquisition, totaling approximately $101.5 million at a weighted average interest rate of 8.04% per annum.

Contractual Obligations and Off-Balance Sheet Arrangements

We lease a majority of our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2030. The following represents our debt maturities, financings, leases and other contractual commitments as of September 30, 2010 (in thousands):

	2010 (3 months)	2011	2012	2013	2014	2015 and thereafter	Total
Convertible debt (1)	$—	$—	$250,000	$—	$395,986	$373,750	$1,019,736
Senior notes (1)	—	—	—	—	—	750,000	750,000
New Asia-Pacific financing (1)	—	19,477	23,549	29,149	26,175	13,493	111,843
Interest (2)	16,252	101,383	97,247	92,861	89,168	240,177	637,088
Mortgage payable (3)	2,541	10,164	10,164	10,165	10,165	113,174	156,373
Capital lease and other financing obligations (3)	6,781	29,195	29,752	30,359	31,107	287,833	415,027
Operating leases under accrued restructuring charges (4)	1,083	2,415	2,429	2,444	2,459	1,444	12,274
Operating leases (5)	27,096	104,634	109,153	109,694	105,949	587,503	1,044,029
Other contractual commitments (6)	111,639	57,249	19,037	2,244	—	—	190,169
Asset retirement obligations (7)	—	—	—	—	—	46,651	46,651

	$165,392	$324,517	$541,331	$276,916	$661,009	$2,414,025	$4,383,190

(1)	Represents principal only.
(2)	Represents interest on convertible debt, senior notes and new Asia-Pacific financing based on their approximate interest rates as of September 30, 2010.
(3)	Represents principal and interest.
(4)	Excludes any subrental income.
(5)	Represents minimum operating lease payments, excluding potential lease renewals.
(6)	Represents off-balance sheet arrangements. Other contractual commitments are described below.
(7)	Represents liability, net of future accretion expense.

In connection with certain of our leases, we entered into 13 irrevocable letters of credit totaling $17.3 million with Bank of America. These letters of credit were provided in lieu of cash deposits under the $25.0 million Bank of America revolving credit line and automatically renew in successive one-year periods until the final lease expiration date. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the $25.0 million Bank of America revolving credit line. These contingent commitments are not reflected in the table above.

Primarily as a result of our various IBX expansion projects, as of September 30, 2010, we were contractually committed for $61.2 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2010 and 2011, is reflected in the table above as “other contractual commitments.”

We had other non-capital purchase commitments in place as of September 30, 2010, such as commitments to purchase power in select locations during the remainder of 2010 and thereafter, and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during the remainder of 2010 and beyond. Such other purchase commitments as of September 30, 2010, which total $129.0 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $350.0 million to $400.0 million, in addition to the $61.2 million in contractual commitments discussed above as of September 30, 2010, in our various IBX expansion projects during the remainder of 2010 and thereafter in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.

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

As more fully described in Cash, Cash Equivalents and Short-Term and Long-Term Investments in Note 4 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we received additional distributions totaling $3.6 million from our investment in the Reserve Primary Fund in January 2010 and July 2010. In addition, as more fully described in Debt Facilities and Other Financing Obligations in Note 8 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, during the nine months ended September 30, 2010, we terminated and paid all interest rate swaps outstanding for a total payment of $17.3 million in connection with the prepayment and termination of several debt facilities that bore interest rates at variable rates. As of September 30, 2010, we had only one debt instrument remaining with variable interest rates, which is our new Asia-Pacific financing. While there have been no other significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the three and nine months ended September 30, 2010 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2009, during the nine months ended September 30, 2010, the U.S. dollar strengthened relative to certain of the currencies of the foreign countries in which we operate (although during the three months ended September 30, 2010, the U.S. dollar began to weaken again). This has significantly impacted our consolidated financial position and results of operations during this period including the amount of revenue that we reported. Continued strengthening or weakening of the U.S. dollar may continue to have a significant impact to us in future periods.

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

The parties in the approximately 300 coordinated cases, including the parties in the Equinix case, reached a settlement. It provides for releases of existing claims and claims that could have been asserted relating to the conduct alleged to be wrongful from the class of investors participating in the settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Equinix. On October 6, 2009, the Court granted final approval to the settlement. Six notices of appeal and one petition seeking permission to appeal were filed. Two objectors to the settlement have filed briefs in support of their appeals. The remaining objectors have withdrawn their appeals with prejudice.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows. We intend to continue to defend the action vigorously if the settlement does not survive the appeal.

Pihana Litigation

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawaii, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the internet exchange services business of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana’s majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725.0 million value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which adds new plaintiffs (other alleged holders of Pihana common stock) but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed in a separate action by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by Equinix and other Defendants. On April 24, 2009, plaintiffs filed a Second Amended Complaint (“SAC”) to correct the naming of certain parties. The SAC is otherwise substantively identical to the Amended Complaint, and all motions to dismiss the Amended Complaint have been treated as responsive to the SAC. On September 1, 2009, the Court heard Defendants’ motions to dismiss the SAC and ruled at the hearing that all claims against all Defendants are time-barred. The Court also considered whether there were further independent grounds for dismissing the claims, and supplemental briefing was submitted with respect to claims against one defendant and plaintiffs’ renewed request for further leave to amend. On March 23, 2010, the Court entered final Orders granting the motions to dismiss as to all Defendants and issued a minute Order denying plaintiffs’ renewed request for further leave to amend. On May 21, 2010, plaintiffs filed a Notice of Appeal, and plaintiffs’ appeal is currently pending before the Hawaii Supreme Court. We believe that plaintiffs’ claims and alleged damages are without merit and we intend to continue to defend the litigation vigorously.

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

On January 19, 2010, counsel for parties in all three lawsuits entered into a memorandum of understanding in which they agreed upon the terms of a settlement of all three lawsuits. Notice of the settlement was published and distributed to all record shareholders included in the Settlement Class. No objections to the settlement were filed. On August 9, 2010, the Florida state court granted final approval to the proposed settlement. Under the terms of the agreement, plaintiffs’ counsel received attorneys’ fees and costs in an aggregate amount of $900,000. Approximately 70 percent of these fees were paid by Switch and Data’s insurance carrier; Equinix paid the remainder. Following the Florida State Court’s final approval of the settlement, orders were entered in all three cases dismissing the actions with prejudice.

529 Bryant Litigation

On September 10, 2010, a lawsuit was filed in the Superior Court of California in Santa Clara County by 529 Bryant Street Partners LLC against our wholly-owned subsidiaries Switch & Data CA Nine LLC (“Tenant”) and Switch & Data Facilities Company, Inc. (“Guarantor”). The lawsuit alleges that Tenant breached certain non-monetary obligations under its lease (the “Lease”) of our data center located at 529 Bryant Street in Palo Alto, California (the “Premises”) and seeks monetary damages, specific performance of those non-monetary obligations and ejectment of Tenant from the Premises. The lawsuit also alleges that Guarantor has breached its obligations under its guaranty of the Lease. We are currently in discussions with plaintiff to reach a mutually agreeable settlement, but intend to defend the lawsuit vigorously.

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

We cannot assure you that the price for any future acquisitions of IBX data centers will be similar to prior IBX data center acquisitions. In fact, we expect costs required to build or render new IBX data centers operational to increase in the future. If our revenue does not keep pace with these potential acquisition and expansion costs, we may not be able to maintain our current or expected margins as we absorb these additional expenses. There is no assurance we would successfully overcome these risks or any other problems encountered with these acquisitions.

Our substantial debt could adversely affect our cash flows and limit our flexibility to raise additional capital.

We have a significant amount of debt and expect to incur additional debt to support our growth. As of September 30, 2010, our total indebtedness was approximately $2.1 billion, our stockholders’ equity was $1.9 billion and our cash and investments totaled $715.4 million.

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

Announcements by others or us may also have a significant impact on the market price of our common stock. These announcements may relate to:

•	our operating results or forecasts;

•	new issuances of equity, debt or convertible debt by us;

•	developments in our relationships with corporate customers;

•	announcements by our customers or competitors;

•	changes in regulatory policy or interpretation;

•	governmental investigations;

•	changes in the ratings of our debt or stock by rating agencies or securities analysts;

•	our purchase or development of real estate and/or additional IBX data centers;

•	acquisitions by us of complementary businesses; or

•	the operational performance of our IBX data centers.

The stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging telecommunications companies, and which have often been unrelated to their operating performance. These broad market fluctuations may adversely affect the market price of our common stock. Furthermore, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and/or damages, and divert management’s attention from other business concerns, which could seriously harm our business.

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

Although we have in the past, and may decide in the future, to undertake foreign exchange hedging transactions to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure. For example, while we hedge certain of our foreign currency assets and liabilities on our consolidated balance sheet, we do not hedge revenue. Therefore, any weakness of the U.S. dollar may have a positive impact on our consolidated results of operations because the currencies in the foreign countries in which we operate may translate into more U.S. dollars. However, if the U.S. dollar strengthens relative to the currencies of the foreign countries in which we operate our consolidated financial position and results of operations may be negatively impacted as amounts in foreign currencies will generally translate into fewer U.S. dollars. For additional information on foreign currency risk, refer to our discussion of foreign currency risk in “Quantitative and Qualitative Disclosures About Market Risk” included in Part 1, Item 3 of this Quarterly Report.

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

As of September 30, 2010, our accumulated deficit was $362.9 million. Although we have generated net income for each fiscal year since 2008, our first full year of net income since our inception, we are also currently investing heavily in our future growth through the build-out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial crisis may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We may incur significant liabilities to our customers in connection with a loss of power or our failure to meet other service level commitment obligations, or if we are held liable for a substantial damage award. In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.

We may also incur significant liability in the event of an earthquake, particularly in California where insurance coverage for earthquakes can be extremely expensive. While we purchase minimal levels of earthquake coverage for certain of our IBX data centers in California, at other California IBX data centers we have elected to self-insure. In the event of a large earthquake in California, we may find our insurance coverage to be inadequate to cover our damages, and our business, financial condition and results of operations could be materially and adversely impacted.

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

Our construction of additional new IBX data centers, or IBX data center expansions, could involve significant risks to our business.

In order to sustain our growth in certain of our existing and new markets, we must either expand an existing data center or acquire suitable land with or without structures to build new IBX data centers expansions or new builds are currently underway, or being contemplated, in many of our markets. A greenfield build involves substantial planning and lead-time, much longer time to completion than an IBX retrofit of an existing data center or a data center expansion, and significantly higher costs of construction, equipment and materials, which could have a negative impact on our returns. Any construction requires us to carefully select and rely on the experience of one or more general contractors, designers and associated subcontractors during the design and construction process. Should a general contractor, designers or significant subcontractor experience financial or other problems during the design or construction process, we could experience significant delays, increased costs to complete the project and other negative impacts to our expected returns. Site selection is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets with the necessary combination of high power capacity and fiber connectivity.

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

Fossil fuel combustion creates greenhouse gas emissions that are linked to global climate change. Regulations to limit greenhouse gas emissions are in force in the European Union in an effort to prevent or reduce climate change. In the United States, federal legislative proposals are being actively considered that would, if adopted, implement some form of regulation or taxation to reduce or mitigate greenhouse gas (“GHG”) emissions. In addition, the U.S. Environmental Protection Agency (“EPA”) is taking steps towards using its existing authority under the Clean Air Act to regulate GHG emissions. On June 3, 2010, EPA published a final rule setting forth the permitting program for regulating GHG emissions from major stationary sources. These permitting requirements will include, but are not limited to, meeting the best available control technologies for GHG emissions, and monitoring, reporting and recordkeeping for GHG emissions. The first steps of the program become effective January 2, 2011, and apply to large sources of GHGs such as, for example, fossil-fueled electricity generating facilities, that are already subject to Clean Air Act major source permits for their emission of non-greenhouse gas air pollutants (such as sulfur dioxide or particulate matter). The second step of the permitting program is effective July 1, 2011, and applies to the construction a new facility that will emit 100,000 tons per year or more of carbon dioxide equivalent (“CO2e”, a unit of measurement for GHGs) or to the modification of an existing facility that results in an increase of GHG emissions by 75,000 tons per year of CO2e. There is a small-source exception to the Tailoring Rule that we believe applies to our facilities. Under the exception, no source with emissions below 50,000 tons per year of CO2e or any modification resulting in an increase of less than 50,000 tons per year of CO2e will be subject to PSD or Title V permitting before at least April 30, 2016. EPA also announced plans in the final rule to develop permitting requirements for smaller sources of GHGs after the expiration of the small-source exception, which could potentially affect our facilities. We are in the process of confirming that the small-source exception applies to our facilities and will continue to monitor the developments of this regulatory program to evaluate its impact on our facilities and business.

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

Federal, regional, state and international regulatory programs are still developing. In their final form, they may include a tax on carbon, a carbon “cap-and-trade” market, and/or other restrictions on carbon and GHG emissions. The area of GHG limitations and regulation is rapidly changing and will continue to change as additional legislation is considered and adopted, and regulations are finalized that implement existing law. For example, the United Kingdom recently adopted the mandatory Carbon Reduction Commitment Energy Efficiency Scheme (“CRC”), which requires certain public and private sector organizations that are consumers of large amounts of electricity to register with the program, participate in energy-saving activities and reduce their GHG emissions. The CRC became effective April 1, 2010, and qualifying organizations were required to register by September 30, 2010. We have registered under the CRC and are currently evaluating the extent of our obligations and the implications for our business in the United Kingdom.

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

Our ability to manage our operations and growth will require us to improve our operational, financial and management controls, as well as our internal reporting systems and controls. We may not be able to implement improvements to our internal reporting systems and controls in an efficient and timely manner and have in the past, and may in the future, discover deficiencies in existing systems and controls. In addition, internal reporting systems and controls are subject to human error. Any such deficiencies could result in material misstatements in our consolidated financial statements, which might involve restating previously issued financial statements. Additionally, as we expand, we will need to implement new systems to support our financial reporting systems and controls. We may not be able to implement these systems such that errors would be identified in a timely manner, which could result in material misstatements in our consolidated financial statements.

If we cannot effectively manage our international operations, and successfully implement our international expansion plans, our revenues may not increase and our business and results of operations would be harmed.

For the years ended December 31, 2009, 2008 and 2007, we recognized 39%, 37% and 23%, respectively, of our revenues outside North America. For the nine months ended September 30, 2010, we recognized 37% of our revenues outside North America.

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

We are subject to various legal proceedings as described in Note 9 to Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. In addition, we may, in the future, be subject to other litigation. For example, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Litigation can be lengthy, expensive, and divert management’s attention and resources. Results cannot be predicted with certainty and an adverse outcome in litigation could result in monetary damages or injunctive relief that could seriously harm our business, results of operations, financial condition or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.	Def. Proxy 14A	12/12/02

2.2	Agreement and Plan of Merger dated October 21, 2009, by and among Equinix, Inc., Switch & Data Facilities Company, Inc. and Sundance Acquisition Corporation.	8-K	10/22/09	2.1

2.3	First Amendment to the Agreement and Plan of Merger dated March 20, 2010, by and among Equinix, Inc., Switch & Data Facilities Company, Inc. and Sundance Acquisition Corporation.	8-K	3/22/10	2.1

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.3	Amended and Restated Bylaws of the Registrant.	8-K	12/22/08	3.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Indenture dated March 30, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/07	4.4

4.3	Form of 2.50% Convertible Subordinated Note Due 2012 (see Exhibit 4.2).

4.4	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4

4.5	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.4).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

4.6	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/09	4.1

4.7	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.6).

4.8	Indenture dated March 3, 2010 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	10-Q	3/31/10	4.8

4.9	Form of 8.125% Senior Note Due 2018 (see Exhibit 4.8).

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.2	2000 Equity Incentive Plan, as amended.	10-K	12/31/07	10.3

10.3	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.4	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.5	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	S-8 (File No. 333-165033)	2/23/10	99.3

10.6	Form of Restricted Stock Agreement for Equinix’s executive officers under the Company’s 2000 Equity Incentive Plan.	10-K	12/31/05	10.115

10.7	Lease Agreement dated December 21, 2005 between Equinix Operating Co., Inc. and iStar El Segundo, LLC and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.126

10.8+	Loan and Security Agreement and Note between Equinix RP II, LLC and SFT I, Inc. dated December 21, 2005 and associated Guaranty of Equinix, Inc.	10-K	12/31/05	10.127

10.9	Lease Agreement dated as of December 21, 2005 between Equinix RP II, LLC and Equinix, Inc.	10-K	12/31/05	10.128

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.10	First Omnibus Modification Agreement dated December 27, 2006 by and among SFT I, Inc. (“SFT I”), Equinix RP II, LLC (“RP II”) and Equinix, Inc. (“Equinix”), Amended and Restated Promissory Note dated December 27, 2006 by RP II in favor of SFT I and Reaffirmation of Guaranty dated December 27, 2006 by RP II and Equinix in favor of SFT I.	10-K	12/31/06	10.37

10.11	First Amendment to Deed of Lease dated December 27, 2006 by and between Equinix RP II, LLC and Equinix Operating Co., Inc.	10-K	12/31/06	10.38

10.12	Form of Restricted Stock Agreements for Stephen M. Smith under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/07	10.45

10.13	Letter Agreement, dated April 22, 2008, by and between Eric Schwartz and Equinix Operating Co., Inc.	10-Q	6/30/08	10.34

10.14	Lease Agreement, dated September 30, 2008, by and between Equinix Paris SAS and Digital Realty (Paris 2) SCI, and related guarantee by Equinix, Inc.	10-Q	9/30/08	10.40

10.15	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31

10.16	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

10.17	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.18	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.	10-K	12/31/08	10.34

10.19	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

10.20	Change in Control Severance Agreement by and between Jarrett Appleby and Equinix, Inc. dated December 11, 2008.	10-K	12/31/08	10.36

10.21	Offer Letter from Equinix, Inc. to Jarrett Appleby dated November 6, 2008.	10-K	12/31/08	10.37

10.22	Restricted Stock Unit Agreement for Jarrett Appleby under the Equinix, Inc. 2000 Equity Incentive Plan.	10-K	12/31/08	10.38

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.23	Form of Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/09	10.39

10.24	Form of Restricted Stock Unit Agreement for all other executive officers.	10-Q	3/31/09	10.40

10.25	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.1

10.26	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.2

10.27	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.3

10.28	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.4

10.29	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.5

10.30	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.6

10.31	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.7

10.32	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.8

10.33	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.9

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.34	Turn Key Data Center Lease by and between Digital Lakeside, LLC and Equinix Operating Co., Inc., dated as of July 10, 2009.	10-Q	9/30/09	10.50

10.35	Equinix, Inc. 2010 Incentive Plan.	10-Q	3/31/10	10.41

10.36	Addendum to international assignment letter agreement by and between Eric Schwartz and Equinix Operating Co., Inc., dated February 17, 2010.	10-Q	3/31/10	10.42

10.37	Amendment No,1 to Commercial Lease, dated April 10, 2010, by and between Equinix Paris SAS and Digital Realty (Paris 2) SCI, and related guarantee by Equinix, Inc.	10-Q	3/31/10	10.44

10.38	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company, Inc.	2/5/07	10.9

10.39	Amendment and Restatement of Facility Agreement, by and among Equinix Australia Pty Ltd., Equinix Hong Kong Limited, Equinix Singapore Pte. Ltd., Equinix Pacific Pte. Ltd and Equinix Japan K.K., as borrowers, the Joint Mandated Lead Arrangers, the Joint Mandated Bookrunners, the Lead Arrangers and the Closing Date Lenders, as defined therein, and The Royal Bank of Scotland N.V., as Facility Agent, dated May 10, 2010.	10-Q	6/30/10	10.39

10.40	Offer Letter from Equinix, Inc. to Charles Meyers dated September 28, 2010.				X

10.41	Restricted Stock Unit Agreement for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.				X

10.42	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30. 2010.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

18.1	Preferable Accounting Principles Letter from Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm, dated July 26, 2010.	10-Q	6/30/10	18.1

21.1	Subsidiaries of Equinix, Inc.	10-Q	6/30/10	21.1

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.				X

+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.

Date: October 29, 2010

	By:	/S/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.40	Offer Letter from Equinix, Inc. to Charles Meyers dated September 28, 2010.

10.41	Restricted Stock Unit Agreement for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.

10.42	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30. 2010.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.