Form 10-K
period 2010-12-31
EQUINIX INC
filed 2011-02-25
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 000-31293

EQUINIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0487526
(State of incorporation)	(IRS Employer Identification No.)

One Lagoon Drive, Fourth Floor, Redwood City, California 94065

(Address of principal executive offices, including ZIP code)

(650) 598-6000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3.7 billion. As of January 31, 2011, a total of 46,198,990 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s 2011 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2010. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be a part of this report on Form 10-K.

EQUINIX, INC.

FORM 10-K

DECEMBER 31, 2010

PART I

ITEM 1.	BUSINESS

The words “Equinix”, “we”, “our”, “ours”, “us” and the “Company” refer to Equinix, Inc. All statements in this discussion that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Equinix’s “expectations”, “beliefs”, “intentions”, “strategies”, “forecasts”, “predictions”, “plans” or the like. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Equinix cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-K. Equinix expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Equinix’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Overview

Equinix connects businesses with partners and customers around the world through a global platform of high performance data centers, containing dynamic ecosystems and a broad choice of networks. More than 3,275 enterprise, cloud, digital content and financial companies connect to more than 625 network service providers and rely on Platform Equinix to grow their business, improve application performance and protect their vital digital assets. Equinix operates in 35 strategic markets across North America, Europe and Asia-Pacific and continually invests in expanding its platform to power customer growth.

Platform Equinix™ combines state-of-the-art International Business Exchange® (IBX®) data centers, a global footprint and unique ecosystems. Together these components accelerate business growth for Equinix’s customers by safeguarding their infrastructure, housing their assets and applications closer to users to improve performance and enabling them to collaborate with the widest variety of partners and customers.

Equinix’s platform offers these unique value propositions to customers:

•	Reliability—Equinix delivered more than 99.9999% of uptime across its footprint in 2010.

•	Scalability—A wide worldwide availability, six million square feet and growing, to ensure customers’ operations can scale.

•	Global reach—A broad footprint of 92 data centers across 35 key markets in 4 continents.

•	Choice—A great aggregation of 625 networks to ensure performance and offer the power of choice.

•	Technology—Over 3,900 potential technology partners to deploy world-class solutions.

•

Proximity—More than 90% of the population of North America and Western Europe is located less than 10 milliseconds of network latency from an Equinix facility. Equinix also has sites in the key business centers of Asia Pacific.

Equinix has established a critical mass of customers which continues to drive new and existing customer growth and bookings. A supply and demand imbalance in the data center market has also contributed to Equinix’s revenue growth. In addition, as a result of a largely fixed cost model, any growth in revenue would likely drive incremental margins and increased operating cash flow; however, the costs of a new IBX data center have a negative effect on earnings until the data center generates sufficient revenues to cover these costs.

Our network-neutral business model contributes to our success in the market. We offer customers direct interconnection to an aggregation of bandwidth providers, rather than focusing on selling a particular network, including the world’s top carriers, Internet Service Providers (ISPs), broadband access networks (DSL / cable) and international carriers. Neutrality also means our customers can choose to buy from, or partner, with leading companies across our five targeted verticals. These include:

•	Network Providers (AT&T, British Telecom, Comcast, Level 3 Communications, NTT, Qwest, SingTel, Sprint, Verizon Business)

•	Cloud and IT Services (Amazon.com, Carpathia, Microsoft, Citrix, IBM, Salesforce.com, Voxel.net, WebEx)

•	Content Providers (eBay, DIRECTV, Facebook, Google, Hulu, SONY Yahoo!, Zynga)

•	Enterprise (Booz Allen Hamilton, Barnes & Noble, Bechtel, Deloitte & Touche, GAP, The McGraw-Hill Companies, United Stationers Inc, Wellpoint)

•	Financial Companies (ACTIV Financial, Bloomberg, Box.net, CBOE, DirectEdge, JP Morgan Chase, Quantlab Financial, Thomson Reuters)

Equinix generates revenue by selling colocation, interconnection and managed IT infrastructure services on a global platform of 92 IBX data centers.

•	Colocation services include cabinets, power, operations space and storage space for customers’ colocation needs.

•

Interconnection services include cross connects, as well as switch ports on the Equinix Internet Exchange and Equinix Carrier Ethernet Exchange services. These services provide scalable and reliable connectivity that allows customers to exchange traffic directly with the service provider of their choice or directly with each other, creating a performance optimized business ecosystem for the exchange of data between strategic partners.

•

Managed IT infrastructure services allow customers to leverage Equinix’s significant telecommunications expertise, maximize the benefits of our IBX data centers and optimize their infrastructure and resources.

The market for Equinix’s services has historically been served by large telecommunications carriers which have bundled their telecommunications and managed services with their colocation offerings. In addition, some Equinix customers, such as Google and Microsoft, build and operate their own data centers for their large infrastructure deployments, called server farms. However, these customers rely upon Equinix IBX data centers for many of their critical interconnection relationships.

The need for large, wholesale outsourced data centers is also being addressed by real estate investment trusts (REITs) that build large data centers to meet customers’ needs for standalone data centers, a different customer segment than Equinix serves. However, with the increasing cost and complexity of the power and cooling requirements of today’s data center equipment, there continues to be a supply and demand imbalance in the market. The supply and demand imbalance in the industry has, to date, created a favorable pricing environment for Equinix, as well as an opportunity to increase market share. Equinix has gained many customers that have outgrown their existing data centers or that have realized the benefits of a network-neutral model and the ability to create their own optimized business ecosystems for the exchange of data. Strategically, we will continue to look at attractive opportunities to grow market share and selectively expand our footprint and service offerings. We continue to leverage our global reach and depth to differentiate based upon our ability to support truly global customer requirements in all our markets.

Several factors contribute to the growth in demand for data center services, including:

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

•	The growth of enterprise applications delivered across communications networks, such as Software-as-a-Service (SaaS), and disaster recovery, and the adoption of cloud computing technology services.

•

The financial services market is experiencing tremendous growth with the shift to electronic trading and increased volume of peak messages (transactions per second), requiring optimized data exchange through business ecosystems.

•

The growth of “proximity communities” that rely on immediate physical colocation and interconnection with their strategic partners and customers, such as financial exchange ecosystems for electronic trading and settlement.

•	The high capital costs associated with building and maintaining “in-sourced” data centers creates an opportunity for capital savings by leveraging an outsourced colocation model.

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

In order to accommodate the rapid growth of Internet traffic, an organized approach for network interconnection was needed. The exchange of traffic between these networks became known as peering. Peering is when networks trade traffic at relatively equal amounts and set up agreements to trade traffic often at no charge to the other party. At first, government and non-profit organizations established places where these networks could exchange traffic, or peer, with each other—these points were known as network access points, or NAPs. Over time, many NAPs became a natural extension of carrier services and were run by such companies as MFS (now a part of Verizon Business), Sprint, Ameritech and Pacific Bell (the last two now parts of AT&T).

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

To accommodate Internet traffic growth, the largest of these networks left the NAPs and began trading traffic by placing private circuits between each other. Peering, which once occurred at the NAP locations, was moved to these private circuits. Over the years, these circuits became expensive to expand and could not be built quickly enough to accommodate traffic growth. This led to a need by the large carriers to find a more efficient way to exchange network traffic or peer. As a result, many customers satisfy their requirements for peering through data center service providers like Equinix because it permits them to peer with the networks they require within one location, using simple direct connections. Their ability to peer across the room or data center campus, instead of across a metro area, has increased the scalability of their operations while decreasing network costs.

The interconnection model has further evolved over the years to include new services offerings. Starting with the peering and network communities, interconnection has since been used for new network services including carrier Ethernet, MPLS, VPN and mobility services, in addition to traditional international private line and voice services. The industry continues to evolve with a set of new service offerings where interconnection is often used to solve the network-to-network interconnection challenges.

In addition, the enterprise customer segment is also evolving. In the past, most enterprises opted to keep their data center requirements in house. However, several recent trends have led more and more enterprise CIOs to consider and/or choose to outsource some or all of their data center requirements. The combination of globalization, the proliferation of bandwidth intensive Internet-facing applications and rich media content, the rise of virtualization and cloud computing, business continuity and disaster recovery needs, and most importantly the recent economic downturn, have meant that enterprise CIOs must increasingly try to do more with less. Meanwhile, the biggest challenge for data center and operations managers is being out of data center space and power. With the typical in-house datacenter ranging in size from 2,000 to 40,000 square feet, and with very limited optical fiber availability, many CIOs struggle to find the necessary capital, in the current economic environment, to build out and connect their existing facilities. This is why many industry analysts forecast the colocation market to grow over the next three years at more than an approximately 20% compounded annual growth rate. Thus the scope of the industry for colocation has expanded in terms of market opportunity.

Equinix Value Proposition

More than 3,900 companies, including a diversified mix of cloud and IT service providers, content providers, enterprises, financial companies, and network service providers, currently operate within Equinix IBX data centers. These companies derive specific value from the following elements of the Equinix service offering:

•	Comprehensive global service offering: With 92 IBX data centers in 35 markets in the North America, Europe and Asia-Pacific, Equinix offers a consistent global service.

•

Premium data centers: Equinix IBX data centers feature advanced design, security, power and cooling elements to provide customers with industry-leading reliability. While others in the market have business models that include additional offerings, Equinix is focused on data center services and interconnection as our core competencies.

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

•

Improved economics: Customers seeking to outsource their data center operations rather than build their own capital-intensive data centers enjoy significant capital cost savings in this credit-challenged economic environment. Customers also benefit from improved economics on account of the broad access to networks that Equinix provides. Rather than purchasing costly local loops from multiple transit providers, customers can connect directly to more than 625 networks inside Equinix’s IBX data centers.

•

Leading insight: With more than 10 years of industry experience, Equinix has a specialized staff of industry experts who helped build and shape the interconnection infrastructure of the Internet. This specialization and industry knowledge base offer customers a unique consultative value and a competitive advantage.

Our Strategy

Our objective is to expand our global leadership position as the premier network neutral data center operator for cloud and IT services providers, content providers, financial companies, enterprises and network services providers. Key components of our strategy include the following:

Improve customer performance through interconnection. We have assembled a critical mass of premier network providers and content companies and have become one of the core hubs of the information-driven world. This critical mass is a key selling point for companies that want to connect with a diverse set of networks to provide the best connectivity to their end-customers and network companies that want to sell bandwidth to companies and interconnect with other networks in the most efficient manner available. Currently, we service more than 625 unique networks, including all of the top tier networks, allowing our customers to directly interconnect with providers that serve more than 90% of global Internet routes. We have a growing mass of key players in the cloud and IT services, enterprise and financial sectors, such as Bank of America, The GAP, Gannett Company, Inc., IBM, Salesforce.com, Sony and others. We expect these segments will continue to grow as they seek to leverage our critical mass of network providers and interconnect directly with each other to improve performance.

Streamline ease of doing business globally. Data center reliability, power availability and network choice are the most important attributes considered by our customers when they are choosing a data center provider in a particular location. We have long been recognized as a leader in these areas and our performance continues to improve against these criteria. Our power infrastructure delivered 99.9999% uptime globally in 2010.

In 2010, more than half of our revenue came from customers with deployments across two or more of our global regions, and as globalization continues, seamless global services will become an increasingly important data center selection criteria. We are currently rolling out global product, pricing and contracts harmonization initiatives to meet these global demands.

Deepen existing and grow new ecosystems. As networks, cloud and IT services providers, content providers, financial services providers and enterprises locate in our IBX data centers, it benefits their suppliers and business partners to do so as well to gain the full economic and performance benefits of direct interconnection for their business ecosystems. These partners, in turn, pull in their business partners, creating a “network effect” of customer adoption. Our interconnection services enable scalable, reliable and cost-effective interconnection and optimized traffic exchange thus lowering overall cost and increasing flexibility. The ability to directly interconnect with a wide variety of companies is a key differentiator for us in the market. We are rolling out innovative exchanges to accelerate commercial growth in our sites and accelerate this network effect.

Expand vertical go-to-market plan. We plan to continue to focus our go to market efforts on customer segments and business applications that value the Equinix value proposition of reliability, global reach and ecosystem collaboration opportunities. Today we have identified these segments as cloud and IT services, content and digital media, financial services, enterprises and network service providers. As digital business evolves, we will continue to identify and focus our go-to-market efforts on industry segments that need our value proposition.

Accelerate global reach and scale. We continue to evaluate expansion opportunities in select markets based on customer demand. We expect to open eight new IBX data centers, or IBX data center expansions, in eight markets in 2011. In April 2010, we successfully completed our acquisition of Switch and Data Facilities Company, Inc. (“Switch and Data”). This extended our presence into 16 new markets in the U.S. and Canada.

Our strategy is to continue to grow in select existing markets and possibly expand to additional markets where demand and financial return potential warrant. We recently announced our intention to extend Platform Equinix to South America by investing with Riverwood Capital to acquire a controlling interest in ALOG Data

Centers of Brazil S.A. We expect to execute this expansion strategy in a cost-effective and disciplined manner through a combination of acquiring existing data centers through lease or purchase, acquiring or investing in local data center operators and building new IBX data centers based on key criteria, such as demand and potential financial return, in each market.

Our Customers

Our customers include carriers and other bandwidth providers, cloud and IT services providers, content providers, financial companies and global enterprises. We offer each customer a choice of business partners and solutions based on their colocation, interconnection and managed IT service needs. As of December 31, 2010, we had 3,916 customers worldwide.

Typical customers in our five key customer categories include the following:

Cloud and IT Services	Content Providers	Enterprise	Financial Companies	Network Services
Amazon.com	eBay	Booz Allen Hamilton	ACTIV Financial	AT&T
Carpathia	DIRECTV	Barnes & Noble	Bloomberg	BT
Microsoft	Facebook	Bechtel	Box. net	Comcast
Citrix	Google	Deloitte & Touche	CBOE	Level 3 Communications
IBM	Hulu	GAP	DirectEdge	NTT
Salesforce.com	SONY	The McGraw-Hill Companies	JP Morgan Chase	Qwest
Voxel.net	Yahoo!	United Stationers Inc	Quantlab Financial	Verizon Business

Customers typically sign renewable contracts of one or more years in length. No single customer accounted for 10% or more of our revenues for the years ended December 31, 2010, 2009 or 2008.

Our Services

Equinix provides a choice of data center services primarily comprised of colocation, interconnection and managed IT infrastructure services.

Colocation Services

Our IBX data centers provide our customers with secure, reliable and fault-tolerant environments that are necessary for optimum Internet commerce interconnection. Many of our IBX data centers include multiple layers of physical security, scalable cabinet space availability, on-site trained staff 24 hours per day, 365 days a year, dedicated areas for customer care and equipment staging, redundant AC/DC power systems and multiple other redundant and fault-tolerant infrastructure systems. Some specifications or services provided may differ based on original facility design or market.

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

Power. Power is an element of increasing importance in customers’ colocation decisions. We offer both AC and DC power circuits at various amperages and phases customized to a customer’s individual power requirements. We also offer metered power in certain markets. Power is priced with an initial installation fee and an ongoing recurring monthly charge.

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

Equinix Internet Exchange. Customers may choose to connect to and peer through our Equinix Internet Exchange via a central switching fabric rather than purchase a direct physical cross connection. With a connection to this switch, a customer can aggregate multiple interconnects over one physical connection with up to multiple, linked 10 gigabit ports of capacity instead of purchasing individual physical cross connects. The service is priced per IBX data center with an initial installation fee and an ongoing monthly recurring charge. Individual IBX data center prices increase as the number of participants on the exchange service grows.

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

Carrier Ethernet Exchange Services. We have launched a new Carrier Ethernet Exchange service similar to the Equinix Exchange in 10 initial markets where customers can connect via a central switching fabric to interconnect between multiple Carrier Ethernet Providers rather than creating individual Network to Network interfaces (NNIs) between individual carriers. The service builds on the benefits of the Internet community and extends the ability to interconnect the high growth Ethernet industry. The service is priced per IBX data center with an initial fee and a monthly recurring charge.

Managed IT Infrastructure Services

With the continued growth in Internet traffic, networks, service providers, enterprises and content providers are challenged to deliver fast and reliable service, while lowering costs. With more than 625 Internet Service Providers (ISPs) and carriers located in our IBX data centers, we leverage the value of network choice with our set of multi-network management and other outsourced IT services, including:

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

Sales and Marketing

Sales. We use a direct sales force and channel marketing program to market our services to global enterprises, content providers, financial companies and network service providers. We organize our sales force by customer type as well as by establishing a sales presence in diverse geographic regions, which enables efficient servicing of the customer base from a network of regional offices. In addition to our worldwide headquarters located in Silicon Valley, we have established an Asia-Pacific regional headquarters in Hong Kong, and a European regional headquarters in London. Our North America sales offices are located in Boston, Chicago, Los Angeles, New York, Reston, Virginia and Silicon Valley. Our Asia-Pacific sales offices are located in Hong Kong, Singapore, Sydney and Tokyo. Our European sales offices are located in Amsterdam, Dusseldorf, Frankfurt, Geneva, London, Munich, Paris and Zurich.

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

Marketing. To support our sales effort and to actively promote our brand in the U.S., Asia-Pacific and Europe, we conduct comprehensive marketing programs. Our marketing strategies include active public relations and ongoing customer communications programs. Our marketing efforts are focused on major business and trade publications, online media outlets, industry events and sponsored activities. Our staff holds leadership positions in key networking organizations, and we participate in a variety of Internet, Carrier Ethernet, computer and financial industry conferences, placing our officers and employees in keynote speaking engagements at these conferences. We also regularly measure customer satisfaction levels and host key customer forums to ensure customer needs are understood and incorporated in product and service planning efforts. From a brand perspective, we build recognition through sponsoring or leading industry technical forums, participating in Internet industry standard-setting bodies and through advertising and online campaigns. We continue to develop and host industry educational forums focused on peering technologies and practices for ISPs and content providers.

Our Competition

While a large number of enterprises own their own data centers, many others outsource some or all of their requirements to multi-tenant Internet data center facilities, such as those operated by Equinix. With the current challenging economic environment, we believe that the outsourcing trend is likely to not only continue but also to grow in the coming years. It is estimated that Equinix is one of over 650 companies that provide Internet data center services around the world, ranging in size from firms with a single data center in a single market to firms in over 20 markets. Equinix competes with these firms, which vary in terms of their data center offerings, including:

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

In addition to Equinix, providers that offer colocation services both globally and locally include firms such as Savvis, Inc., Verizon Business, AT&T, Level 3 Communications, Qwest, NTT and COLT.

Carrier-Neutral Colocation Providers

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

In addition to Equinix, other providers that we believe could be defined as offering carrier-neutral colocation include CoreSite, Interxion, Telecity Group, Telx, Global Switch, TELEHOUSE and Terremark.

Wholesale Data Center Providers

Wholesale data center providers lease data center space that is typically sold in cells or pods (i.e., individual white-space rooms) ranging in size from 10,000 to 20,000 square feet, or larger. Wholesale data center providers sell to both enterprises and to colocation providers. These data centers primarily provide space and power without additional services like technicians, remote hands services or network monitoring (although other tenants might offer such services). Wholesale data center providers are typically classified as REITs (real estate investment trusts). Their offerings are conceptually similar to a landlord who provides empty space and basic maintenance services to warehouse tenants.

Sample wholesale data center providers include Digital Realty Trust and Dupont Fabros Technology.

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

Examples of managed hosters include Rackspace, Verizon Business, AT&T, Savvis, Inc., SunGard and NaviSite.

Unlike other providers whose core businesses are bandwidth or managed services, we focus on neutral interconnection hubs for cloud and IT service providers, content providers, financial companies, enterprises and network service providers. As a result, we are free of the limited choices found commonly at other hosting/colocation companies. We compete based on the quality of our IBX data centers, our ability to provide a one-stop global solution in our North American, European and Asia-Pacific locations, the performance and diversity of our network-neutral strategy, and the economic benefits of the aggregation of top network and business ecosystems under one roof. We expect to continue to benefit from several industry trends including a supply/demand imbalance in the colocation market, the need for contracting with multiple networks due to the uncertainty in the telecommunications market, customers’ increasing power requirements, enterprise customers’ growth in outsourcing, the continued growth of broadband and significant growth in Ethernet as a network alternative, and mobile applications.

Our Business Segment Financial Information

We currently operate in three reportable segments, comprised of our North America, Europe and Asia-Pacific geographic regions. Information attributable to each of our reportable segments is set forth in Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Employees

As of December 31, 2010, we had 1,921 employees. We had 1,156 employees based in the North America, 482 employees based in Europe and 283 employees based in Asia-Pacific. Of those employees, 837 were in engineering and operations, 320 were in sales and marketing and 764 were in management, finance and administration.

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

Over the last several years, we have completed several acquisitions, including that of IXEurope plc in 2007, Virtu Secure Webservices B.V. in 2008, Upminster GmbH in 2009 and Switch and Data in 2010. We may make additional acquisitions in the future, which may include acquisitions of businesses, products, services or technologies that we believe to be complementary, acquisitions of new IBX data centers or real estate for development of new IBX data centers or through investments in local data center operators. For example, we recently announced our intention to acquire a controlling interest in ALOG Data Centers of Brazil S.A. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to several potential risks, including:

•	the possible disruption of our ongoing business and diversion of management’s attention by acquisition, transition and integration activities;

•	our potential inability to successfully pursue or realize some or all of the anticipated revenue opportunities associated with an acquisition or investment;

•	the possibility that we may not be able to successfully integrate acquired businesses, or businesses in which we invest, or achieve anticipated operating efficiencies or cost savings;

•	the possibility that announced acquisitions may not be completed, due to failure to satisfy the conditions to closing or for other reasons;

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

We have a significant amount of debt and expect to incur additional debt to support our growth. As of December 31, 2010, our total indebtedness was approximately $2.0 billion, our stockholders’ equity was $1.9 billion and our cash and investments totaled $592.8 million.

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

We may also need to refinance a portion of our outstanding debt as it matures, such as our $250.0 million 2.50% convertible subordinated notes due in 2012. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of our existing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. These risks could materially adversely affect our financial condition, cash flows and results of operations.

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

Since January 1, 2010, the closing sale price of our common stock on the NASDAQ Global Select Market has ranged from $70.34 to $109.56 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. General economic and market conditions, and market conditions for telecommunications stocks in general, may affect the market price of our common stock.

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

Although we have in the past, and may decide in the future, to undertake foreign exchange hedging transactions to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure. For example, while we hedge certain of our foreign currency assets and liabilities on our consolidated balance sheet, we do not hedge revenue. Therefore, any weakness of the U.S. dollar may have a positive impact on our consolidated results of operations because the currencies in the foreign countries in which we operate may translate into more U.S. dollars. However, if the U.S. dollar strengthens relative to the currencies of the foreign countries in which we operate our consolidated financial position and results of operations may be negatively impacted as amounts in foreign currencies will generally translate into fewer U.S. dollars. For additional information on foreign currency risk, refer to our discussion of foreign currency risk in “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, Item 7A of this Annual Report.

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

A customer’s decision to license cabinet space in one of our IBX data centers and to purchase additional services typically involves a significant commitment of resources. In addition, some customers will be reluctant to commit to locating in our IBX data centers until they are confident that the IBX data center has adequate carrier connections. As a result, we have a long sales cycle. Furthermore, we may expend significant time and resources in pursuing a particular sale or customer that does not result in revenue. We are also planning significant hiring in our sales force for 2011. It will take time for these new hires to become fully productive.

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

As of December 31, 2010, our accumulated deficit was $349.1 million. Although we have generated net income for each fiscal year since 2008, which was our first full year of net income since our inception, we are also currently investing heavily in our future growth through the build-out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial crisis may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.

Our business depends on providing customers with highly reliable service. We must protect our customers’ IBX infrastructure and their equipment located in our IBX data centers. While we own certain of our IBX data centers, others are leased by us, and we rely on the landlord for basic maintenance of the property. If such landlord has not maintained a leased property sufficiently, we may be forced into an early exit from the center which could be disruptive to our business. Furthermore, we continue to acquire IBX data centers not built by us. If we discover that these IBX data centers and their infrastructure assets are not in the condition we expected when they were acquired, we may be required to incur substantial additional costs to repair or upgrade the centers.

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

In order to sustain our growth in certain of our existing and new markets, we must either expand an existing data center or acquire suitable land with or without structures to build new IBX data centers from the ground up. Expansions or new builds are currently underway, or being contemplated, in many of our markets. A new build involves substantial planning and lead-time, much longer time to completion than an IBX retrofit of an existing data center or a data center expansion, and significantly higher costs of construction, equipment and materials, which could have a negative impact on our returns. Any construction requires us to carefully select and rely on the experience of one or more general contractors, designers and associated subcontractors during the design and construction process. Should a general contractor, designer or significant subcontractor experience financial or other problems during the design or construction process, we could experience significant delays, increased costs to complete the project and other negative impacts to our expected returns. Site selection is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets with the necessary combination of high power capacity and fiber connectivity.

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

Fossil fuel combustion creates greenhouse gas emissions that are linked to global climate change. Regulations to limit greenhouse gas emissions are in force in the European Union in an effort to prevent or reduce climate change. In the United States, federal legislative proposals have been considered that would, if adopted, implement some form of regulation or taxation to reduce or mitigate greenhouse gas (“GHG”) emissions. In addition, the U.S. Environmental Protection Agency (“EPA”) is taking steps towards using its existing authority under the Clean Air Act to regulate GHG emissions. On June 3, 2010, EPA published a final rule, known as the Tailoring Rule, setting forth the permitting program for regulating GHG emissions from major stationary sources. These permitting requirements will include, but are not limited to, meeting the best available control technologies for GHG emissions, and monitoring, reporting and recordkeeping for GHG emissions. The first steps of the program became effective January 2, 2011, and apply to large sources of GHGs such as, for example, fossil-fueled electricity generating facilities, that are already subject to Clean Air Act major source permits for their emission of non-greenhouse gas air pollutants (such as sulfur dioxide or particulate matter). The second step of the permitting program is effective July 1, 2011, and applies to the construction a new facility that will emit 100,000 tons per year or more of carbon dioxide equivalent (“CO2e”, a unit of measurement for GHGs) or to the modification of an existing facility that results in an increase of GHG emissions by 75,000 tons per year of CO2e. There is a small-source exception to the Tailoring Rule that we believe applies to our facilities. Under the exception, no source with emissions below 50,000 tons per year of CO2e or any modification resulting in an increase of less than 50,000 tons per year of CO2e will be subject to PSD or Title V permitting before at least April 30, 2016. EPA also announced plans in the final rule to develop permitting requirements for smaller sources of GHGs after the expiration of the small-source exception, which could potentially affect our facilities. We are in the process of confirming that the small-source exception applies to our facilities and will continue to monitor the developments of this regulatory program to evaluate its impact on our facilities and business.

Several states within the United States have adopted laws intended to limit fossil fuel consumption and/or encourage renewable energy development for the same purpose. For example, California enacted AB-32, the Global Warming Solutions Act of 2006, prescribing a statewide cap on global warming pollution with a goal of reaching 1990 GHG emission levels by 2020 and 80% below 1990 levels by 2050 and establishing a mandatory emissions reporting program. On December 16, 2010, the California Air Resources Board adopted the initial elements of a cap-and-trade program to implement AB-32, which will establish a minimum price for greenhouse gas emission allowances required to generate electricity in California or import electricity into California. This cap-and-trade regulation is intended to take effect January 1, 2012, and will increase our electricity costs by an amount that cannot yet be determined, but could exceed 5% of our costs of electricity at our California locations.

Federal, regional, state and international regulatory programs are still developing. In their final form, they may include a tax on carbon, a carbon “cap-and-trade” market, and/or other restrictions on carbon and GHG emissions. The area of GHG limitations and regulation is rapidly changing and will continue to change as additional legislation is considered and adopted, and regulations are finalized that implement existing law. For example, the United Kingdom recently adopted the mandatory Carbon Reduction Commitment Energy Efficiency Scheme (“CRC”), which requires certain public and private sector organizations that are consumers of large amounts of electricity to register with the program, participate in energy-saving activities and reduce their GHG emissions. The CRC became effective April 1, 2010, and qualifying organizations were required to register by September 30, 2010, which we have done. Recently the new United Kingdom Government has postponed the start of the CRC for at least one year to evaluate certain aspects of the CRC, and we are monitoring developments and continuing to evaluate the extent of our obligations and the implications for our business in the United Kingdom.

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

We may also face competition from persons seeking to replicate our IBX data center concept by building new data centers or converting existing data centers that some of our competitors are in the process of divesting. We may continue to see increased competition for data center space and customers from large REITS who also operate in our market. We may experience competition from our landlords, some of which are REITS, in this regard. Rather than leasing available space in our buildings to large single tenants, they may decide to convert the space instead to smaller square foot units designed for multi-tenant colocation use. Landlords/REITS may enjoy a cost effective advantage in providing services similar to those provided by our IBX data centers, and in addition to the risk of losing customers to these parties, this could also reduce the amount of space available to us for expansion in the future. Competitors may operate more successfully or form alliances to acquire significant market share. Furthermore, enterprises that have already invested substantial resources in outsourcing arrangements may be reluctant or slow to replace, limit or compete with their existing systems by becoming a customer. Customers may also decide it is cost-effective for them to build out their own data centers, which could have a negative impact on our results of operations. In addition, other companies may be able to attract the same potential customers that we are targeting. Once customers are located in competitors’ facilities, it may be extremely difficult to convince them to relocate to our IBX data centers.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to evaluate their internal controls over financial reporting. Although we received an unqualified opinion regarding the effectiveness of our internal control over financial reporting as of December 31, 2010, in the course of our ongoing evaluation we have identified certain areas where we would like to improve and we are in the process of evaluating and designing enhanced processes and controls to address such areas, none of which we believe constitutes a material change. However, we cannot be certain that our efforts will be effective or sufficient for us, or our independent registered public accounting firm, to issue unqualified reports in the future, especially as our business continues to grow and evolve and as we acquire other businesses.

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

For the years ended December 31, 2010, 2009 and 2008, we recognized 38%, 39% and 37%, respectively, of our revenues outside the U.S. We currently operate outside of North America in Europe and in the Asia-Pacific region. We also recently announced our intention to expand into South America through an investment in ALOG Data Centers of Brazil S.A.

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

Our international operations are generally subject to a number of additional risks, including:

•	the costs of customizing IBX data centers for foreign countries;

•	protectionist laws and business practices favoring local competition;

•	greater difficulty or delay in accounts receivable collection;

•	difficulties in staffing and managing foreign operations, including negotiating with foreign labor unions or workers’ councils;

•	difficulties in managing across cultures and in foreign languages;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	difficulties in repatriating funds from certain countries;

•	our ability to obtain, transfer, or maintain licenses required by governmental entities with respect to our business;

•	unexpected changes in regulatory, tax and political environments;

•	our ability to secure and maintain the necessary physical and telecommunications infrastructure;

•	compliance with the Foreign Corrupt Practices Act; and

•	compliance with evolving governmental regulation with which we have little experience.

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

Customers are increasing their use of high-density electrical power equipment, such as blade servers, in our IBX data centers which has significantly increased the demand for power on a per cabinet basis. Because many of our IBX data centers were built a number of years ago, the current demand for electrical power may exceed the designed electrical capacity in these centers. As electrical power, not space, is a limiting factor in many of our IBX data centers, our ability to fully utilize those IBX data centers may be limited. The availability of sufficient power may also pose a risk to the successful operation of our new IBX data centers. The ability to increase the power capacity of an IBX data center, should we decide to, is dependent on several factors including, but not limited to, the local utility’s ability to provide additional power; the length of time required to provide such power; and/or whether it is feasible to upgrade the electrical infrastructure of an IBX data center to deliver additional power to customers. Although we are currently designing and building to a much higher power specification, there is a risk that demand will continue to increase and our IBX data centers could become obsolete sooner than expected.

We expect our operating results to fluctuate.

We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuations in our operating results may cause the market price of our common stock to be volatile. We may experience significant fluctuations in our operating results in the foreseeable future due to a variety of factors, including, but not limited to:

•	fluctuations of foreign currencies in the markets in which we operate;

•

the timing and magnitude of depreciation and interest expense or other expenses related to the acquisition, purchase or construction of additional IBX data centers or the upgrade of existing IBX data centers;

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

•

changes in rent expense as we amend our IBX data center leases in connection with extending their lease terms when their initial lease term expiration dates approach or changes in shared operating costs in connection with our leases, which are commonly referred to as common area maintenance expenses;

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

Any of the foregoing factors, or other factors discussed elsewhere in this report, could have a material adverse effect on our business, results of operations and financial condition. Although we have experienced growth in revenues in recent quarters, this growth rate is not necessarily indicative of future operating results. Prior to 2008, we had generated net losses every fiscal year since inception. It is possible that we may not be able to generate net income on a quarterly or annual basis in the future. In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to lease and personnel expenses, depreciation and amortization and interest expenses. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. As such, comparisons to prior reporting periods should not be relied upon as indications of our future performance. In addition, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, we could experience an immediate and significant decline in the trading price of our securities.

The failure to obtain favorable terms when we renew our IBX data center leases could harm our business and results of operations.

While we own certain of our IBX data centers, others are leased under long-term arrangements with lease terms expiring at various dates ranging from 2011 to 2035. These leased centers have all been subject to significant development by us in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. Most of our IBX data center leases have renewal options available to us. However, many of these renewal options provide for rent set at then-prevailing market rates. To the extent that then-prevailing market rates are higher than present rates, these higher costs may adversely impact our business and results of operations.

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

Our ability to maximize revenues depends on our ability to develop and grow a balanced customer base, consisting of a variety of companies, including enterprises, cloud, digital content and financial companies, and network service providers. We consider certain of these customers to be key magnets in that they draw in other customers. The more balanced the customer base within each IBX data center, the better we will be able to generate significant interconnection revenues, which in turn increases our overall revenues. Our ability to attract customers to our IBX data centers will depend on a variety of factors, including the presence of multiple carriers, the mix of products and services offered by us, the overall mix of customers, the presence of key customers attracting business through vertical market ecosystems, the IBX data center’s operating reliability and security and our ability to effectively market our services. However, some of our customers may face competitive pressures and may ultimately not be successful or may be consolidated through merger or acquisition. If these customers do not continue to use our IBX data centers it may be disruptive to our business. Finally, the uncertain economic climate may harm our ability to attract and retain customers if customers slow spending, or delay decision-making, on our products and services, or if customers begin to have difficulty paying us and we experience increased churn in our customer base. Any of these factors may hinder the development, growth and retention of a balanced customer base and adversely affect our business, financial condition and results of operations.

We are subject to securities class action and other litigation, which may harm our business and results of operations.

We are subject to various legal proceedings as described in Note 13 to Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. In addition, we may, in the future, be subject to other litigation. For example, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Litigation can be lengthy, expensive, and divert management’s attention and resources. Results cannot be predicted with certainty and an adverse outcome in litigation could result in monetary damages or injunctive relief that could seriously harm our business, results of operations, financial condition or cash flows.

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

Our executive offices are located in Redwood City, California, and we also have sales offices in several cities throughout the United States. Our Asia-Pacific headquarters office is located in Hong Kong and we also have office space in Singapore; Tokyo, Japan; and Sydney, Australia, which is operated out of our IBX data center there. Our European headquarters office is located in London, U.K. and our regional sales offices in Europe are based in our IBX data centers in Europe. We have entered into leases for certain of our IBX data centers in Dallas, Texas; Chicago, Illinois; Los Angeles, San Jose, Santa Clara and Sunnyvale, California; Newark and Secaucus, New Jersey; Hong Kong; Singapore; Sydney, Australia; Tokyo, Japan; London, U.K.; Paris, France; Frankfurt, Munich and Dusseldorf, Germany; Zurich and Geneva, Switzerland and Enschede and Zwolle, Netherlands. We own certain of our IBX data centers in Ashburn, Virginia; Chicago, Illinois; Los Angeles and San Jose, California, Frankfurt, Germany and Amsterdam, the Netherlands. We own campuses in Ashburn, Virginia and Frankfurt, Germany that house some of our IBX data centers mentioned in the preceding sentence. We assumed leases from the Switch and Data acquisition for IBX data centers in Phoenix, Arizona; Los Angeles, Palo Alto, San Jose and Sunnyvale, California; Englewood, Colorado; Miami and Tampa, Florida; Atlanta, Georgia; Chicago, Illinois; Indianapolis, Indiana; Dallas, Texas; Waltham, Massachusetts; Southfield, Mississippi; St. Louis, Missouri; North Bergen, New Jersey; Buffalo and New York, New York; Cleveland, Ohio; Philadelphia and Pittsburgh, Pennsylvania; Nashville, Tennessee; Reston and Vienna, Virginia; Seattle, Washington and Toronto, Canada.

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

The parties in the approximately 300 coordinated cases, including the parties in the Equinix case, reached a settlement. It provides for releases of existing claims and claims that could have been asserted relating to the conduct alleged to be wrongful from the class of investors participating in the settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Equinix. On October 6, 2009, the Court granted final approval to the settlement. Six notices of appeal and one petition seeking permission to appeal were filed. Objectors to the settlement have filed briefs in support of two separate appeals. The remaining objectors have withdrawn their appeals with prejudice.

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

529 Bryant Litigation

On September 10, 2010, a lawsuit was filed in the Superior Court of California in Santa Clara County by 529 Bryant Street Partners LLC (“Landlord”) against our wholly-owned subsidiaries Switch & Data CA Nine

LLC (“Tenant”) and Switch & Data Facilities Company, Inc. (“Guarantor”). The lawsuit alleged that Tenant breached certain non-monetary obligations under its lease (the “Lease”) of our data center located at 529 Bryant Street in Palo Alto, California (the “Premises”) and sought monetary damages, specific performance of those non-monetary obligations and ejectment of Tenant from the Premises. The lawsuit also alleged that Guarantor breached its obligations under its guaranty of the Lease.

On November 10, 2010, Tenant and Landlord entered into an agreement pursuant to which Landlord agreed to dismiss its lawsuit against Tenant, and waive and release all claims against Tenant related thereto. In connection with the agreement, Tenant agreed to an increase in rent under the Lease and Landlord agreed to certain improved non-monetary lease terms. Equinix also agreed to guaranty the obligations of Tenant under the Lease.

The lawsuit was dismissed with prejudice on November 15, 2010.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Global Select Market under the symbol of “EQIX.” Our common stock began trading in August 2000. The following table sets forth on a per share basis the low and high closing prices of our common stock as reported by the NASDAQ Global Select Market during the last two years.

	Low	High
Fiscal 2010:
Fourth Fiscal Quarter	$70.34	$105.09
Third Fiscal Quarter	78.57	103.31
Second Fiscal Quarter	79.45	103.29
First Fiscal Quarter	91.76	109.56

Fiscal 2009:
Fourth Fiscal Quarter	$85.32	$108.11
Third Fiscal Quarter	67.19	94.43
Second Fiscal Quarter	57.62	77.71
First Fiscal Quarter	42.26	62.89

As of January 31, 2011, we had 46,198,990 shares of our common stock outstanding held by approximately 262 registered holders.

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

During the year ended December 31, 2010, we did not issue or sell any securities on an unregistered basis.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on Equinix’s common stock between December 31, 2005 and December 31, 2010 with the cumulative total return of (i) The NASDAQ Composite Index and (ii) The NASDAQ Telecommunications Index. This graph assumes the investment of $100.00 on December 31, 2005 in Equinix’s common stock, in The NASDAQ Composite Index, and in The NASDAQ Telecommunications Index, and assumes the reinvestment of dividends, if any.

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

The following consolidated statement of operations data for the five years ended December 31, 2010 and the consolidated balance sheet data as of December 31, 2010, 2009, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements and the related notes. Our historical results are not necessarily indicative of the results to be expected for future periods. The following selected consolidated financial data for the three years ended December 31, 2010 and as of December 31, 2010 and 2009, should be read in conjunction with our audited consolidated financial statements and the related notes in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K. In addition, in April 2010, we completed our acquisition of Switch & Data Facilities Company, Inc., which was a significant acquisition. For further information on this acquisition, refer to Note 2 of our Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

	Years ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$1,220,334	$882,509	$704,680	$419,442	$286,915

Costs and operating expenses:
Cost of revenues	674,667	483,420	414,799	263,768	188,379
Sales and marketing	111,104	63,584	66,913	40,719	32,619
General and administrative	220,781	155,324	146,564	105,794	72,123
Restructuring charges	6,734	(6,053)	3,142	407	1,527
Acquisition costs	12,337	5,155	—	—	—
Gains on asset sales	—	—	—	(1,338)	(9,647)

Total costs and operating expenses	1,025,623	701,430	631,418	409,350	285,001

Income from operations	194,711	181,079	73,262	10,092	1,914
Interest income	1,515	2,384	8,940	15,406	6,627
Interest expense	(140,475)	(74,232)	(61,677)	(32,014)	(14,630)
Other-than-temporary impairment recovery (loss) on investments	3,626	(2,590)	(1,527)	—	—
Other income (expense)	690	2,387	1,307	3,047	(245)
Loss on debt extinguishment and conversion and interest rate swaps, net	(10,187)	—	—	(5,949)	—
Income tax benefit (expense)	(12,999)	(39,597)	87,619	(473)	(439)
Cumulative effect of a change in accounting principle	—	—	—	—	376

Net income (loss)	$36,881	$69,431	$107,924	$(9,891)	$(6,397)

Earnings (loss) per share:
Basic	$0.84	$1.80	$2.91	$(0.30)	$(0.22)

Weighted average shares—basic	43,742	38,488	37,120	32,595	28,796

Diluted	$0.82	$1.75	$2.79	$(0.30)	$(0.22)

Weighted average shares—diluted	44,810	39,676	41,582	32,595	28,796

Other Financial Data (1):
Net cash provided by operating activities	$392,872	$355,492	$267,558	$120,020	$75,412
Net cash used in investing activities	(600,969)	(558,178)	(478,040)	(1,054,725)	(158,470)
Net cash provided by financing activities	309,686	323,598	145,106	1,145,013	46,107

	As of December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term and long-term investments	$592,839	$604,367	$307,945	$383,900	$156,481
Accounts receivable, net	116,358	64,767	66,029	60,089	26,864
Property, plant and equipment, net	2,650,953	1,808,115	1,492,830	1,164,613	546,395
Total assets	4,448,009	3,038,150	2,434,736	2,182,296	771,832
Capital lease and other financing obligations, excluding current portion	253,945	154,577	133,031	93,604	92,722
Mortgage and loans payable, excluding current portion	100,337	371,322	386,446	313,915	96,746
Senior notes	750,000	—	—	—	—
Convertible debt, excluding current portion	916,337	893,706	608,510	631,104	86,250
Total stockholders’ equity	1,880,515	1,182,483	916,661	861,992	355,028

(1)	For a discussion of our primary non-GAAP financial metric, adjusted EBITDA, see our non-GAAP financial measures discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On April 30, 2010, as more fully described in Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we completed the acquisition of Switch & Data Facilities Company, Inc., referred to as Switch and Data, a publicly-held company headquartered in Tampa, Florida. We refer to this transaction as the Switch and Data acquisition. Switch and Data operated 34 data centers in the U.S. and Canada. The combined company operates under the Equinix name.

Overview

Equinix provides global data center services that protect and connect the world’s most valued information assets. Global enterprises, financial services companies, and content and network service providers rely upon Equinix’s leading insight and 92 data centers in 35 markets around the world for the safeguarding of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following data center services: premium data center colocation, interconnection and exchange services, and outsourced IT infrastructure services. As of December 31, 2010, we operated or had partner IBX data centers in the Atlanta, Boston, Buffalo, Chicago, Cleveland, Dallas, Denver, Detroit, Indianapolis, Los Angeles, Miami, Nashville, New York, Philadelphia, Phoenix, Pittsburgh, Seattle, Silicon Valley, St. Louis, Tampa, Toronto and Washington, D.C. metro areas in North America; France, Germany, the Netherlands, Switzerland and the United Kingdom in Europe; and Australia, Hong Kong, Japan, Shanghai and Singapore in Asia-Pacific.

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

Our customer count increased to 3,916 as of December 31, 2010 versus 2,612 as of December 31, 2009, an increase of 50%. This increase was due both to the Switch and Data acquisition in April 2010 and organic growth in our business. Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available taking into account power limitations. Excluding the impact of the Switch and Data acquisition, our utilization rate decreased to 76% as of December 31, 2010 versus approximately 79% as of December 31, 2009; however, excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our utilization rate would have increased to approximately 84% as of December 31, 2010. Including the impact of the Switch and Data acquisition, our utilization rate was 74% as of December 31, 2010. Our utilization rate varies from market to market among our IBX data centers across the North America, Europe and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

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

Our business is based on a recurring revenue model comprised of colocation, interconnection and managed infrastructure services. We consider these services recurring as our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, in any given quarter, greater than half of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth.

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

The largest components of our cost of revenues are depreciation, rental payments related to our leased IBX data centers, utility costs, including electricity and bandwidth, IBX data center employees’ salaries and benefits, including stock-based compensation, repairs and maintenance, supplies and equipment and security services. A substantial majority of our cost of revenues is fixed in nature and should not vary significantly from period to period, unless we expand our existing IBX data centers or open or acquire new IBX data centers. However, there are certain costs which are considered more variable in nature, including utilities and supplies, that are directly related to growth in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will increase in the future on a per-unit or fixed basis in addition to the variable increase related to the growth in consumption by the customer. In addition, the cost of electricity is generally higher in the summer months as compared to other times of the year. To the extent we incur increased utility costs; such increased costs could materially impact our financial condition, results of operations and cash flows. Furthermore, to the extent we incur increased electricity costs as a result of either climate change policies or the physical effects of climate change; such increased costs could materially impact our financial condition, results of operations and cash flows.

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

Due to our recurring revenue model, and a cost structure which has a large base that is fixed in nature and generally does not grow in proportion to revenue growth, we expect our cost of revenues, sales and marketing expenses and general and administrative expenses to decline as a percentage of revenue over time, although we expect each of them to grow in absolute dollars in connection with our growth. This is evident in the trends noted below in our discussion on our results of operations. However, for cost of revenues, this trend may periodically be impacted when a large expansion project opens or is acquired and before it starts generating any meaningful revenue. Furthermore, in relation to cost of revenues, we note that the North America region has a lower cost of revenues as a percentage of revenue than either Europe or Asia-Pacific. This is due to both the increased scale and maturity of the North America region compared to either Europe or Asia-Pacific, as well as a higher cost structure outside of North America, particularly in Europe. While we expect all three regions to continue to see lower cost of revenues as a percentage of revenues in future periods, we expect the trend of North America having the lowest cost of revenues as a percentage of revenue and Europe having the highest to continue. As a result, to the extent that revenue growth outside North America grows in greater proportion than revenue growth in North America, our overall cost of revenues as a percentage of revenues may increase in future periods. Sales and marketing expenses and general and administrative expenses may also periodically increase as a percentage of revenue as we continue to scale our operations to support our growth.

Results of Operations

Our results of operations for the year ended December 31, 2010 include the operations of Switch and Data from May 1, 2010. Our results of operations for the year ended December 31, 2009 include the operations of Upminster from July 22, 2009. Our results of operations for the year ended December 31, 2008 include the operations of Virtu from February 5, 2008.

Constant Currency Presentation

Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the British pound, Canadian dollar, Euro, Swiss franc, Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present year-over-year percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the year ended December 31, 2009 are used as exchange rates for the year ended December 31, 2010 when comparing the year ended December 31, 2010 with the year ended December 31, 2009 and average rates in effect for the year ended December 31, 2008 are used as exchange rates for the year ended December 31, 2009 when comparing the year ended December 31, 2009 with the year ended December 31, 2008). For the year ended December 31, 2010, our North America operations consisted of the U.S. operations and Canadian operations which were added through the Switch and Data acquisition.

Years Ended December 31, 2010 and 2009

Revenues. Our revenues for the years ended December 31, 2010 and 2009 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2010	%	2009	%	Actual	Constant currency
North America:
Recurring revenues	$748,648	61%	$515,780	59%	45%	45%
Non-recurring revenues	27,527	3%	19,709	2%	40%	40%

	776,175	64%	535,489	61%	45%	45%

Europe:
Recurring revenues	256,570	21%	212,635	24%	21%	25%
Non-recurring revenues	25,223	2%	15,501	2%	63%	65%

	281,793	23%	228,136	26%	24%	28%

Asia-Pacific:
Recurring revenues	155,200	13%	113,434	12%	37%	27%
Non-recurring revenues	7,166	0%	5,450	1%	31%	21%

	162,366	13%	118,884	13%	37%	27%

Total:
Recurring revenues	1,160,418	95%	841,849	95%	38%	37%
Non-recurring revenues	59,916	5%	40,660	5%	47%	48%

	$1,220,334	100%	$882,509	100%	38%	38%

North America Revenues. The increase in North America revenues was primarily due to the impact of the Switch and Data acquisition, which resulted in $153.0 million of additional revenue for the year ended December 31, 2010. The following table presents our North America revenues excluding the impact of the Switch and Data acquisition (dollars in thousands):

	Years ended December 31,		Change
	2010	2009	$	%
North America:
Recurring revenues	$598,860	$515,780	$83,080	16%
Non-recurring revenues	24,355	19,709	4,646	24%

	$623,215	$535,489	$87,726	16%

Excluding the impact of the Switch and Data acquisition, the period over period growth in revenues was primarily the result of an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. Additionally, during the year ended December 31, 2010, we recorded $33.0 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Los Angeles, New York, Silicon Valley and Washington, D.C. metro areas.

We expect that our North America revenues, including those of the acquired Switch and Data operations, will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Atlanta and Dallas metro areas, which are expected to open during the first half of 2011. Our estimates of future revenue growth take account of expected reductions in recurring revenues attributed to customer churn or changes or amendments to customers’ contracts.

Europe Revenues. During the year ended December 31, 2010, our revenues from Germany, the largest revenue contributor in the Europe region for the period, represented approximately 36% of the regional revenues. During the year ended December 31, 2009, our revenues from the United Kingdom, the largest revenue contributor in the Europe region for the period, represented approximately 36% of the regional revenues. Our Europe revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the year ended December 31, 2010, we recorded approximately $29.9 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Dusseldorf, Frankfurt, London, Munich, Paris and Zurich metro areas. Our Europe revenue growth includes a $4.2 million increase in equipment resales for the year ended December 31, 2010. During the year ended December 31, 2010, the U.S. dollar was generally stronger relative to the British pound, Euro and Swiss franc than during the year ended December 31, 2009, resulting in approximately $9.6 million of unfavorable foreign currency impact to our Europe revenues during the year ended December 31, 2010 when compared to average 2009 exchange rates. We expect that our Europe revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Amsterdam, Frankfurt, London and Paris metro areas, which are expected to open during 2011. Our estimates of future revenue growth take account of expected reductions in recurring revenues attributed to customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 38% and 36%, respectively, of the regional revenues for the years ended December 31, 2010 and 2009. Our Asia-Pacific revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the year ended December 31, 2010, we recorded approximately $5.4 million of revenue generated from our IBX center expansions in the Hong Kong and Singapore metro areas. During the year ended December 31, 2010, the U.S. dollar was generally weaker relative to the Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar than during the year ended December 31, 2009, resulting in approximately $11.2 million of favorable foreign currency impact to our Asia-Pacific revenues during the year ended December 31, 2010 when compared to average 2009 exchange rates. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX center expansions and additional expansions currently taking place in the Hong Kong, Singapore, Sydney and Tokyo metro areas which are expected to open during 2011. Our estimates of future revenue growth take account of expected reductions in recurring revenues attributed to customer churn or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues for the years ended December 31, 2010 and 2009 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2010	%	2009	%	Actual	Constant currency
North America	$408,769	61%	$269,242	56%	52%	52%
Europe	176,937	26%	144,875	30%	22%	26%
Asia-Pacific	88,961	13%	69,303	14%	28%	20%

Total	$674,667	100%	$483,420	100%	40%	39%

	Years ended December 31,
	2010	2009
Cost of revenues as a percentage of revenues:
North America	53%	50%
Europe	63%	64%
Asia-Pacific	55%	58%
Total	55%	55%

North America Cost of Revenues. The increase in our North America cost of revenues was primarily due to the impact of the Switch and Data acquisition, which resulted in $109.6 million of additional cost of revenues for the year ended December 31, 2010. Our North America cost of revenues for the years ended December 31, 2010 and 2009 included $150.4 million and $99.3 million, respectively, of depreciation expense, including $39.6 million of depreciation expense from the impact of the Switch and Data acquisition for the year ended December 31, 2010.

Excluding the impact of the Switch and Data acquisition, our North America cost of revenues during the year ended December 31, 2010 was $299.1 million, which represents an increase of 11% from the year ended December 31, 2009. Growth in depreciation expense was primarily due to our IBX center expansion activity. During the year ended December 31, 2009, we revised the estimated useful lives of certain of our property, plant and equipment on a prospective basis effective July 1, 2009 resulting in a $7.1 million decrease in depreciation expense for the year then ended. Excluding depreciation, the increase was primarily due to overall growth related to our revenue growth and costs associated with our expansion projects, including (i) an increase of $7.2 million in rent and facility costs, (ii) an increase of $4.3 million in utility costs as a result of increased customer installations and (iii) a $3.0 million increase in property tax expense. We expect North America cost of revenues to increase as we continue to grow our business.

Europe Cost of Revenues. Europe cost of revenues for the years ended December 31, 2010 and 2009 included $53.7 million and $37.1 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity. During the year ended December 31, 2009, we revised the estimated useful lives of certain of our property, plant and equipment on a prospective basis effective July 1, 2009 resulting in a $523,000 decrease in depreciation expense for the year then ended and we recorded a $4.2 million decrease in depreciation expense for the year then ended as an out-of-period adjustment related to incorrectly depreciating certain assets. This $4.2 million out-of-period adjustment represents the correction of errors attributable to the nine months ended September 30, 2009 and the years ended December 31, 2008 and 2007. Excluding depreciation expense, the increase in Europe cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as (i) $4.2 million of higher compensation expense, including general salaries, bonuses and headcount growth (253 Europe employees as of December 31, 2010 versus 184 as of December 31, 2009), (ii) $3.5 million of costs associated with equipment resales, (iii) an increase of $3.1 million in utility costs arising from increased customer installations and revenues attributed to customer growth, (iv) $2.1 million of higher repair and maintenance costs, (v) $1.3 million of higher rent and facility costs and (vi) $1.2 million of higher third-party services such as security and various consulting services. During the year ended December 31, 2010, the U.S. dollar was generally stronger relative to the British pound, Euro and Swiss franc than during the year ended December 31, 2009, resulting in approximately $6.0 million of favorable foreign currency impact to our Europe cost of revenues during the year ended December 31, 2010 when compared to average 2009 exchange rates. We expect Europe cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the years ended December 31, 2010 and 2009 included $28.1 million and $24.4 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity. During the year ended December 31, 2009, we revised the estimated useful lives of certain of our property, plant and equipment on a prospective basis effective July 1, 2009 resulting in a $4.4 million decrease in depreciation expense for the year then ended. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as (i) $6.1 million in higher utility costs, (ii) an increase of $4.6 million of rent and facility costs and (iii) $2.1 million of higher compensation expense, including general salaries, bonuses, stock-based compensation and headcount growth (104 Asia-Pacific employees as of December 31, 2010 versus 85 as of December 31, 2009). During the year ended December 31, 2010, the U.S. dollar was generally weaker relative to the Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar than during the year ended December 31, 2009, resulting in approximately $5.7 million of unfavorable foreign currency impact to our Asia-Pacific cost of revenues during the year ended December 31, 2010 when compared to average 2009 exchange rates. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the years ended December 31, 2010 and 2009 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2010	%	2009	%	Actual	Constant currency
North America	$72,944	65%	$35,900	56%	103%	103%
Europe	24,071	22%	17,755	28%	36%	40%
Asia-Pacific	14,089	13%	9,929	16%	42%	35%

Total	$111,104	100%	$63,584	100%	75%	75%

	Years ended December 31,
	2010	2009
Sales and marketing expenses as a percentage of revenues:
North America	9%	7%
Europe	9%	8%
Asia-Pacific	9%	8%
Total	9%	7%

North America Sales and Marketing Expenses. The increase in our North America sales and marketing expenses was primarily due to the impact of the Switch and Data acquisition, which resulted in $16.0 million of additional sales and marketing expenses, including $6.0 million of amortization expense for customer contracts, for the year ended December 31, 2010.

Excluding the impact of the Switch and Data acquisition, our North America sales and marketing expenses during the year ended December 31, 2010 were $56.9 million, which represents an increase of 59% from the year ended December 31, 2009. This increase was primarily due to (i) $14.3 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (147 North America sales and marketing employees as of December 31, 2010 versus 112 as of December 31, 2009), (ii) $3.3 million of higher costs related to travel and marketing programs and (iii) $1.1 million of higher bad debt expense.

We have been investing in our North America sales and marketing initiatives to further increase our revenue and we anticipate this increased investment will continue over the next several years, including anticipated headcount growth and new product innovation efforts and, as a result, our North America sales and marketing expenses as a percentage of revenues have increased and are expected to continue to increase. In the long-term, we generally expect North America sales and marketing expenses to increase as we continue to grow our business and invest further in various branding initiatives; however, as a percentage of revenues, we generally expect them to decrease.

Europe Sales and Marketing Expenses. The increase in our Europe sales and marketing expenses was primarily due to $3.7 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (80 Europe sales and marketing employees as of December 31, 2010 versus 55 as of December 31, 2009) and $1.1 million of higher costs related to travel and marketing programs. For the year ended December 31, 2010, the impact of foreign currency fluctuations to our Europe sales and marketing expenses was not significant when compared to average 2009 exchange rates. We intend to invest further in our Europe sales and marketing initiatives over the next several years, including anticipated headcount growth and new product innovation efforts and, as a result, we expect our Europe sales and marketing expenses as a percentage of revenues to increase accordingly. In the long-term, we generally expect Europe sales and marketing expenses to increase as we continue to grow our business and invest further in various branding initiatives; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to $2.7 million of higher compensation costs, including sales compensation, general salaries, bonuses and headcount growth (51 Asia-Pacific sales and marketing employees as of December 31, 2010 versus 44 as of December 31, 2009); however, our Asia-Pacific sales and marketing expenses for the year ended December 31, 2010 included the benefit of a $680,000 accrual reversal associated with adjusting the estimated costs of an annual sales recognition program which is an out-of-period adjustment. This $680,000 out-of-period adjustment represents the correction of errors attributable to the year ended December 31, 2009, which we have concluded was not material to any previously-reported historical annual or quarterly period for the year ended December 31, 2009. For the year ended December 31, 2010, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average 2009 exchange rates. We intend to invest further in our Asia-Pacific sales and marketing initiatives over the next several years, including anticipated headcount growth and new product innovation efforts and, as a result, we expect our Asia-Pacific sales and marketing expenses as a percentage of revenues to increase accordingly. In the long-term, we generally expect Asia-Pacific sales and marketing expenses to increase as we continue to grow our business and invest further in various branding initiatives; however, as a percentage of revenues, we generally expect them to decrease.

General and Administrative Expenses. Our general and administrative expenses for the years ended December 31, 2010 and 2009 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2010	%	2009	%	Actual	Constant currency
North America	$155,516	71%	$104,141	67%	49%	49%
Europe	44,791	20%	33,240	21%	35%	37%
Asia-Pacific	20,474	9%	17,943	12%	14%	8%

Total	$220,781	100%	$155,324	100%	42%	42%

	Years ended December 31,
	2010	2009
General and administrative expenses as a percentage of revenues:
North America	20%	19%
Europe	16%	15%
Asia-Pacific	13%	15%
Total	18%	18%

North America General and Administrative Expenses. The increase in our North America general and administrative expenses was primarily due to the impact of the Switch and Data acquisition, which resulted in $21.3 million of additional general and administrative expenses for the year ended December 31, 2010.

Excluding the impact of the Switch and Data acquisition, our North America general and administrative expenses during the year ended December 31, 2010 were $134.2 million, which represents an increase of 29% from the year ended December 31, 2009. This increase in our North America general and administrative expenses was primarily due to (i) $20.8 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (396 North America general and administrative employees as of December 31, 2010 versus 298 as of December 31, 2009), (ii) $2.2 million of higher depreciation expense as a result of our ongoing efforts to support our growth, such as investment in systems, (iii) an increase of $2.1 million in professional services related to various consulting projects and (iv) $1.9 million of higher costs related to our headquarters expansion to facilitate our growth.

During 2010, we have been investing in our North America general and administrative functions, which has included taking on additional office space to accommodate the headcount growth, as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect North America general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Europe General and Administrative Expenses. The increase in our Europe general and administrative expenses was primarily due to $5.9 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (149 Europe general and administrative employees as of December 31, 2010 versus 109 as of December 31, 2009) and $2.9 million of higher professional services related to various consulting projects to support our growth. During the year ended December 31, 2010, the U.S. dollar was generally stronger relative to the British pound, Euro and Swiss franc than during the year ended December 31, 2009, resulting in approximately $865,000 of favorable foreign currency impact to our Europe general and administrative expenses during the year ended December 31, 2010 when compared to average 2009 exchange rates. During 2010, we have been investing in our Europe general and administrative functions, which has included taking on additional office space to accommodate the headcount growth, as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our Europe general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to $1.9 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (128 Asia-Pacific general and administrative employees as of December 31, 2010 versus 105 as of December 31, 2009). During the year ended December 31, 2010, the U.S. dollar was generally weaker relative to the Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar than during the year ended December 31, 2009, resulting in approximately $1.1 million of unfavorable foreign currency impact to our Asia-Pacific general and administrative expenses during the year ended December 31, 2010 when compared to average 2009 exchange rates. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Restructuring Charges. During the year ended December 31, 2010, we recorded restructuring charges totaling $6.7 million comprised of $5.3 million related to one-time termination benefits attributed to certain Switch and Data employees and $1.4 million related to revised sublease assumptions on our excess leased space in the New York metro area. For additional information, see “Restructuring Charges” in Note 16 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. We anticipate that we will incur additional restructuring charges in connection with the Switch and Data acquisition related to one-time termination benefits during 2011. During the year ended December 31, 2009, we recorded reductions of restructuring charges totaling $6.1 million, primarily due to a reversal of a restructuring charge accrual of $5.8 million for our excess space in the Los Angeles metro area as a result of our decision to utilize this space to expand our original Los Angeles IBX data center. Our excess space lease in the New York metro area remains abandoned and continues to carry a restructuring charge. Our restructuring charges all relate to our North America geographic region.

Acquisition Costs. During the year ended December 31, 2010, we recorded acquisition costs totaling $12.3 million primarily related to the Switch and Data acquisition. During the year ended December 31, 2009, we recorded acquisition costs totaling $5.2 million, primarily related to the Upminster acquisition and the Switch and Data acquisition.

Interest Income. Interest income decreased to $1.5 million for the year ended December 31, 2010 from $2.4 million for the year ended December 31, 2009. Interest income decreased primarily due to lower yields on invested balances. The average yield for the year ended December 31, 2010 was 0.18% versus 0.58% for the year ended December 31, 2009. We expect our interest income to remain at these low levels for the foreseeable future due to the impact of a lower interest rate environment, a portfolio more weighted towards short-term U.S. treasuries and from the utilization of cash to finance our expansion activities.

Interest Expense. Interest expense increased to $140.5 million for the year ended December 30, 2010 from $74.2 million for the year ended December 31, 2009. This increase in interest expense was primarily due to additional financings entered into during 2009 and 2010 consisting of (i) our $750.0 million 8.125% senior notes offering in February 2010, (ii) our $373.8 million 4.75% convertible subordinated notes offering in June 2009 and (iii) our new Asia-Pacific financing in April 2010, of which $120.3 million was outstanding as of December 31, 2010 with an approximate interest rate of 4.86% per annum, which replaced both our previously-existing Asia-Pacific and Singapore financings. This increase was partially offset by our repayment of the Chicago IBX financing in March 2010, the European financing in April 2010 and the Netherlands financing in June 2010. During the years ended December 31, 2010 and 2009, we capitalized $10.3 million and $12.9 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we recognize the full impact of our $750.0 million 8.125% senior notes and our new Asia-Pacific financing, although this has been partially offset by repayment of debt, such as the European financing and mortgage payable. We may also incur additional indebtedness to support our growth, resulting in further interest expense.

Other-Than-Temporary Impairment Recovery (Loss) On Investments. During the year ended December 31, 2010, we recorded a $3.6 million other-than-temporary impairment recovery on investments due to additional distributions from one of our money market accounts as more fully described in Note 4 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. For the year ended December 31, 2009, we recorded $2.6 million of other-than-temporary impairment losses on this same money market account.

Other Income (Expense). For the years ended December 31, 2010 and 2009, we recorded $690,000 and $2.4 million of other income, respectively, primarily due to foreign currency exchange gains during the years.

Loss on debt extinguishment and interest rate swaps, net. During the year ended December 31, 2010, we recorded a $10.2 million loss on debt extinguishment and interest rate swaps, net. See “Loss on Debt Extinguishment and Interest Rate Swaps, Net” in Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. We did not record any loss on debt extinguishment and interest rate swaps, net, during the year ended December 31, 2009.

Income Taxes. During the year ended December 31, 2010, we recorded $13.0 million of income tax expense. The tax expense recorded during the year ended December 31, 2010 was primarily a result of applying the effective statutory tax rates to our operating income adjusted for permanent tax adjustments for the period, partially offset by income tax benefits due to the release of valuation allowances of $5.2 million and $2.1 million associated with certain of our operating entities in Germany and Singapore, respectively. During the year ended December 31, 2009, we recorded $39.6 million of income tax expense. The tax expense recorded during the year ended December 31, 2009 was primarily a result of applying the effective statutory tax rates to our operating income adjusted for permanent tax adjustments for the period, partially offset by income tax benefits due to the release of valuation allowances of $3.1 million and $5.2 million associated with certain of our Hong Kong and U.K. operations, respectively.

Years Ended December 31, 2009 and 2008

Revenues. Our revenues for the years ended December 31, 2009 and 2008 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2009	%	2008	%	Actual	Constant currency
North America:
Recurring revenues	$515,780	59%	$423,940	60%	22%	N/A
Non-recurring revenues	19,709	2%	18,863	3%	4%	N/A

	535,489	61%	442,803	63%	21%	N/A

Europe:
Recurring revenues	212,635	24%	165,669	24%	28%	41%
Non-recurring revenues	15,501	2%	11,833	1%	31%	36%

	228,136	26%	177,502	25%	29%	41%

Asia-Pacific:
Recurring revenues	113,434	12%	77,554	11%	46%	46%
Non-recurring revenues	5,450	1%	6,821	1%	(20%)	(20%)

	118,884	13%	84,375	12%	41%	41%

Total:
Recurring revenues	841,849	95%	667,163	95%	26%	29%
Non-recurring revenues	40,660	5%	37,517	5%	8%	10%

	$882,509	100%	$704,680	100%	25%	28%

North America Revenues. The period over period growth in recurring revenues was primarily the result of an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers, as well as selective price increases in each of our IBX markets. During the year ended December 31, 2009, we recorded $67.7 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Los Angeles and New York metro areas.

Europe Revenues. Our revenues from the United Kingdom, the largest revenue contributor in the Europe region for the period, represented approximately 36% and 38%, respectively, of the regional revenues for the years ended December 31, 2009 and 2008. As in the U.S., Europe revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the year ended December 31, 2009, we recorded approximately $49.4 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Frankfurt, London and Paris metro areas. During the year ended December 31, 2009, the U.S. dollar was generally stronger relative to the British pound, Euro and Swiss franc than during the year ended December 31, 2008, resulting in approximately $22.1 million of unfavorable foreign currency impact to our Europe revenues during the year ended December 31, 2009 when compared to average 2008 exchange rates.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 36% and 38%, respectively, of the regional revenues for the years ended December 31, 2009 and 2008. As in the U.S., Asia-Pacific revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers, as well as selective price increases in each of our IBX markets. During the year ended December 31, 2009, we recorded approximately $25.7 million of revenue generated from our IBX data centers or IBX data center expansions in the Hong Kong, Singapore and Sydney metro areas. The decrease in Asia-Pacific non-recurring revenue was primarily due to higher revenue from equipment resales in 2008. For the year ended December 31, 2009, the impact of foreign currency fluctuations to our Asia-Pacific revenues was not significant when compared to average 2008 exchange rates.

Cost of Revenues. Our cost of revenues for the years ended December 31, 2009 and 2008 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2009	%	2008	%	Actual	Constant currency
North America	$269,242	56%	$238,583	57%	13%	N/A
Europe	144,875	30%	122,658	30%	18%	28%
Asia-Pacific	69,303	14%	53,558	13%	29%	28%

Total	$483,420	100%	$414,799	100%	17%	19%

	Years ended December 31,
	2009	2008
Cost of revenues as a percentage of revenues:
North America	50%	54%
Europe	64%	69%
Asia-Pacific	58%	63%
Total	55%	59%

North America Cost of Revenues. North America cost of revenues for the years ended December 31, 2009 and 2008 included $99.3 million and $91.9 million, respectively, of depreciation expense. Growth in depreciation expense of $14.5 million was due to our IBX data center expansion activity; however, this growth was partially offset by a $7.1 million decrease in depreciation expense as we revised the estimated useful lives of certain of our property, plant and equipment during the year ended December 31, 2009. Excluding depreciation, the increase in North America cost of revenues was primarily due to overall growth related to our revenue growth and costs associated with our expansion projects, including (i) an increase of $9.8 million in rent and facility costs, (ii) an increase of $7.9 million in utility costs as a result of increased customer installations and (iii) $5.7 million in higher compensation costs, including general salaries, bonuses and headcount growth (308 North America employees as of December 31, 2009 versus 289 as of December 31, 2008).

Europe Cost of Revenues. Europe cost of revenues for the years ended December 31, 2009 and 2008 included $37.1 million and $33.5 million, respectively, of depreciation expense. Growth in depreciation expense of $4.1 million was primarily due to our IBX center expansion activity; however, this growth was partially offset by a $523,000 decrease in depreciation expense as we revised the estimated useful lives of certain of our property, plant and equipment during the year ended December 31, 2009. In the fourth quarter of 2009, we recorded a $4.2 million decrease in depreciation expense as an out-of-period adjustment related to incorrectly depreciating certain assets. This $4.2 million out-of-period adjustment represents the correction of errors attributable to the nine months ended September 30, 2009 and the years ended December 31, 2008 and 2007, which we have concluded were not material to any previously-reported historical quarterly periods or results of operations for the nine months ended September 30, 2009 and to any previously-reported historical annual or quarterly periods for the years ended December 31, 2008 or 2007. Excluding depreciation expense, the increase in Europe cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as (i) an increase of $11.0 million of utility costs arising from increased customer installations and revenues attributed to customer growth and (ii) $3.4 million of higher rent and facility costs. During the year ended December 31, 2009, the U.S. dollar was generally stronger relative to the British pound, Euro and Swiss franc than during the year ended December 31, 2008, resulting in approximately $12.1 million of favorable foreign currency impact to our Europe cost of revenues during the year ended December 31, 2009 when compared to average 2008 exchange rates.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the years ended December 31, 2009 and 2008 included $24.4 million and $17.6 million, respectively, of depreciation expense. Growth in depreciation expense of $11.2 million was primarily due to our IBX data center expansion activity; however, this growth was partially offset by a $4.4 million decrease in depreciation expense as we revised the estimated useful lives of certain of our property, plant and equipment during the year ended December 31, 2009. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, including (i) $3.9 million of higher utility costs as a result of increased customer installations and (ii) $2.2 million of higher rent and facility costs. For the year ended December 31, 2009, the impact of foreign currency fluctuations to our Asia-Pacific cost of revenues was not significant when compared to average 2008 exchange rates.

Sales and Marketing Expenses. Our sales and marketing expenses for the years ended December 31, 2009 and 2008 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2009	%	2008	%	Actual	Constant currency
North America	$35,900	56%	$38,219	57%	(6%)	N/A
Europe	17,755	28%	19,331	29%	(8%)	4%
Asia-Pacific	9,929	16%	9,363	14%	6%	6%

Total	$63,584	100%	$66,913	100%	(5%)	(1%)

	Years ended December 31,
	2009	2008
Sales and marketing expenses as a percentage of revenues:
North America	7%	9%
Europe	8%	11%
Asia-Pacific	8%	11%
Total	7%	9%

North America Sales and Marketing Expenses. The decrease in our North America sales and marketing expenses was primarily due to $1.6 million of higher expenditures related to our branding initiatives in 2008.

Europe Sales and Marketing Expenses. The decrease in our Europe sales and marketing expenses was primarily due to $1.5 million of lower bad debt expense. During the year ended December 31, 2009, the U.S. dollar was generally stronger relative to the British pound, Euro and Swiss franc than during the year ended December 31, 2008, resulting in approximately $2.4 million of favorable foreign currency impact to our Europe sales and marketing expenses during the year ended December 31, 2009 when compared to average 2008 exchange rates.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to higher compensation costs, including general salaries, bonuses and stock-based compensation expense. For the year ended December 31, 2009, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average 2008 exchange rates.

General and Administrative Expenses. Our general and administrative expenses for the years ended December 31, 2009 and 2008 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2009	%	2008	%	Actual	Constant currency
North America	$104,141	67%	$96,657	66%	8%	N/A
Europe	33,240	21%	34,071	23%	(2%)	10%
Asia-Pacific	17,943	12%	15,836	11%	13%	15%

Total	$155,324	100%	$146,564	100%	6%	9%

	Years ended December 31,
	2009	2008
General and administrative expenses as a percentage of revenues:
North America	19%	22%
Europe	15%	19%
Asia-Pacific	15%	19%
Total	18%	21%

North America General and Administrative Expenses. The increase in our North America general and administrative expenses was primarily due to $8.5 million of higher compensation costs, including general salaries, bonuses and headcount growth (298 North America general and administrative employees as of December 31, 2009 versus 259 as of December 31, 2008).

Europe General and Administrative Expenses. The decrease in our Europe general and administrative expenses was primarily due to a $3.1 million one-time stock-based compensation charge due to equity award modifications related to the resignation of two senior officers in Europe during the year ended December 31, 2008, partially offset by $2.0 million of higher compensation costs, including general salaries, bonuses and headcount growth (109 Europe general and administrative employees as of December 31, 2009 versus 80 as of December 31, 2008). During the year ended December 31, 2009, the U.S. dollar was generally stronger relative to the British pound, Euro and Swiss franc than during the year ended December 31, 2008, resulting in approximately $4.1 million of favorable foreign currency impact to our Europe general and administrative expenses during the year ended December 31, 2009 when compared to average 2008 exchange rates.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to $1.2 million of higher professional fees including legal fees. For the year ended December 31, 2009, the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses was not significant when compared to average 2008 exchange rates.

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

Other-Than-Temporary Impairment Loss On Investments. For the years ended December 31, 2009 and 2008, we recorded $2.6 million and $1.5 million, respectively, of other-than-temporary impairment losses on one of our money market accounts as more fully described in Note 4 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Other Income (Expense). For the years ended December 31, 2009 and 2008, we recorded $2.4 million and $1.3 million of other income, respectively, primarily attributable to foreign currency exchange gains during the periods.

Income Taxes. For the year ended December 31, 2009, we recorded $39.6 million of income tax expense. The tax expense recorded in the year ended December 31, 2009 was primarily a result of applying the effective statutory tax rates to the operating income adjusted for permanent tax adjustments for the period, partially offset by income tax benefits due to the release of valuation allowances of $3.1 million and $5.2 million associated with our Hong Kong and U.K. operations, respectively. For the year ended December 31, 2008, we recorded $87.6 million of income tax benefits primarily due to recognition of deferred tax assets of $85.1 million and $6.1 million associated with our North America and Australian operations, respectively, partially offset by tax provisions from other jurisdictions.

As of December 31, 2009, we had total net deferred tax assets of $25.2 million consisting primarily of favorable temporary differences and net operating loss carryforwards, the majority of which are attributable to our North America operations. For further information on our income taxes, refer to Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Non-GAAP Financial Measures

We provide all information required in accordance with generally accepted accounting principles (GAAP), but we believe that evaluating our ongoing operating results may be difficult if limited to reviewing only GAAP financial measures. Accordingly, we use non-GAAP financial measures, primarily adjusted EBITDA, to evaluate our operations. We also use adjusted EBITDA as a metric in the determination of employees’ annual bonuses and vesting of restricted stock units that have both a service and performance condition. In presenting adjusted EBITDA, we exclude certain items that we believe are not good indicators of our current or future operating performance. These items are depreciation, amortization, accretion of asset retirement obligations and accrued restructuring charges, stock-based compensation, restructuring charges and acquisition costs. Legislative and regulatory requirements encourage the use of and emphasis on GAAP financial metrics and require companies to explain why non-GAAP financial metrics are relevant to management and investors. We exclude these items in order for our lenders, investors, and industry analysts, who review and report on us, to better evaluate our operating performance and cash spending levels relative to our industry sector and competitors.

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

We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges and acquisition costs as presented below (dollars in thousands):

	Years ended December 31,
	2010	2009	2008
Income from operations	$194,711	$181,079	$73,262
Depreciation, amortization and accretion expense	263,564	175,371	160,987
Stock-based compensation expense	67,489	53,056	55,085
Acquisition costs	12,337	5,155	—
Restructuring charges	6,734	(6,053)	3,142

Adjusted EBITDA	$544,835	$408,608	$292,476

The geographic split of our adjusted EBITDA is presented below (dollars in thousands):

	Years ended December 31,
	2010	2009	2008
North America:
Income from operations	$121,118	$128,168	$66,202
Depreciation, amortization and accretion expense	173,811	106,207	101,414
Stock-based compensation expense	50,966	40,082	40,993
Acquisition costs	11,094	4,091	—
Restructuring charges	6,734	(6,053)	3,142

Adjusted EBITDA	$363,723	$272,495	$211,751

Europe:
Income from operations	$34,929	$31,202	$1,442
Depreciation, amortization and accretion expense	60,291	43,744	41,208
Stock-based compensation expense	9,397	5,843	8,473
Acquisition costs	1,065	1,064	—

Adjusted EBITDA	$105,682	$81,853	$51,123

Asia-Pacific:
Income from operations	$38,664	$21,709	$5,618
Depreciation, amortization and accretion expense	29,462	25,420	18,365
Stock-based compensation expense	7,126	7,131	5,619
Acquisition costs	178	—	—

Adjusted EBITDA	$75,430	$54,260	$29,602

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

Liquidity and Capital Resources

As of December 31, 2010, our total indebtedness was comprised of (i) convertible debt principal totaling $1.0 billion from our 2.50% convertible subordinated notes (gross of discount), our 3.00% convertible subordinated notes, and our 4.75% convertible subordinated notes (gross of discount) and (ii) non-convertible debt and financing obligations totaling $1.1 billion consisting of (a) $750.0 million of principal from our senior notes, (b) $120.3 million of principal from our loans payable and (c) $261.9 million from our capital lease and other financing obligations.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of our current portion of debt due, and to complete our publicly-announced expansion projects. As of December 31, 2010, we had $592.8 million of cash, cash equivalents and short-term and long-term investments. Besides our investment portfolio and any financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity.

As of December 31, 2010, we had a total of approximately $99.1 million of additional liquidity available to us, consisting of (i) approximately $92.4 million under the new Asia-Pacific financing and (ii) $6.7 million under the $25.0 million Bank of America revolving credit line. While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and to complete our publicly-announced IBX expansion plans, we may pursue additional expansion opportunities, primarily the build-out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions. While we will be able to fund these expansion plans with our existing resources, additional financing, either debt or equity, may be required to pursue certain of these additional expansion plans. However, if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

Sources and Uses of Cash

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Net cash provided by operating activities	$392,872	$355,492	$267,558
Net cash used in investing activities	(600,969)	(558,178)	(478,040)
Net cash provided by financing activities	309,686	323,598	145,106

Operating Activities

The increase in net cash provided by operating activities during 2010 compared to 2009 and 2008 was primarily due to improved operating results as discussed above, partially offset by growth in accounts receivable, higher interest paid in cash, payments related to the termination of several interest rate swaps totaling $17.3 million and restructuring charges and acquisition costs paid in connection with the Switch and Data acquisition. We expect that we will continue to generate cash from our operating activities throughout 2011 and beyond.

Investing Activities

The increase in net cash used in investing activities during 2010 compared to 2009 and 2008 was primarily due to higher capital expenditures as a result of expansion activity, the Switch and Data acquisition and the purchase of the Amsterdam IBX property. During the years ended December 31, 2010, 2009 and 2008, these capital expenditures were $579.4 million, $369.5 million and $447.0 million, respectively. During 2011, we expect that our IBX expansion construction activity will be similar to our 2010 spending levels. However, if the opportunity to expand is greater than planned and we have sufficient funding to increase the expansion opportunities available to us, we may increase the level of capital expenditures to support this growth as well as pursue additional acquisitions or joint ventures.

Financing Activities

The net cash provided by financing activities for the year ended December 31, 2010 was primarily due to our $750.0 million 8.125% senior notes offering in February 2010 and approximately $63.4 million of incremental net proceeds from the new Asia-Pacific financing, which replaced our previously existing Asia-Pacific financing and Singapore financing, partially offset by repayment of our debt facilities, including the Chicago IBX financing, the European financing, the Singapore financing, the Netherlands financing and mortgage payable. Net cash provided by financing activities during the year ended December 31, 2009 was primarily the result of $373.8 million in gross proceeds from our 4.75% convertible notes offering, partially offset by payment of the associated capped call transaction. Going forward, we expect that our financing activities will consist primarily of drawdowns of our new Asia-Pacific financing offset by repayment of our debt for the foreseeable future. Depending on market conditions, we may pursue additional financings in the future.

Debt Obligations—Convertible Debt

4.75% Convertible Subordinated Notes. In June 2009, we issued $373.8 million aggregate principal amount of 4.75% convertible subordinated notes due June 15, 2016. Interest is payable semi-annually on June 15 and December 15 of each year, beginning December 15, 2009. The initial conversion rate is 11.8599 shares of common stock per $1,000 principal amount of 4.75% convertible subordinated notes, subject to adjustment. This represents an initial conversion price of approximately $84.32 per share of common stock. Upon conversion, holders will receive, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. As of December 31, 2010, the 4.75% convertible subordinated notes were convertible into 4.4 million shares of our common stock.

Holders of the 4.75% convertible subordinated notes may convert their notes under certain defined circumstances, including during any fiscal quarter (and only during that fiscal quarter) ending after December 31, 2009, if the sale price of our common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than 130% of the conversion price per share of common stock, which was $109.62 per share, on such last trading day or at any time on or after March 15, 2016.

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

We separately accounted for the liability and equity components of our 4.75% convertible subordinated notes in accordance with a FASB standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). See “4.75% Convertible Subordinated Notes” in Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

3.00% Convertible Subordinated Notes. In September 2007, we issued $396.0 million aggregate principal amount of 3.00% Convertible Subordinated Notes due October 15, 2014. Interest is payable semi-annually on April 15 and October 15 of each year, and commenced in April 2008.

Holders of the 3.00% convertible subordinated notes may convert their notes at their option on any day up to and including the business day immediately preceding the maturity date into shares of our common stock. The base conversion rate is 7.436 shares of common stock per $1,000 principal amount of 3.00% convertible subordinated notes, subject to adjustment. This represents a base conversion price of approximately $134.48 per share of common stock. If, at the time of conversion, the applicable stock price of our common stock exceeds the base conversion price, the conversion rate will be determined pursuant to a formula resulting in the receipt of up to 4.4616 additional shares of common stock per $1,000 principal amount of the 3.00% convertible subordinated notes, subject to adjustment. However, in no event would the total number of shares issuable upon conversion of the 3.00% convertible subordinated notes exceed 11.8976 per $1,000 principal amount of 3.00% convertible subordinated notes, subject to anti-dilution adjustments, or the equivalent of $84.05 per share of our common stock or a total of 4.7 million shares of our common stock. As of December 31, 2010, the 3.00% convertible subordinated notes were convertible into 2.9 million shares of our common stock.

We do not have the right to redeem the 3.00% convertible subordinated notes at our option.

2.50% Convertible Subordinated Notes. In March 2007, we issued $250.0 million in aggregate principal amount of 2.50% convertible subordinated notes due April 2012. The interest on the 2.50% convertible subordinated notes is payable semi-annually every April 15th and October 15th, and commenced in October 2007. The initial conversion rate is 8.9259 shares of common stock per $1,000 principal amount of convertible subordinated notes, subject to adjustment. This represents an initial conversion price of approximately $112.03 per share of common stock or 2.2 million shares of our common stock. Upon conversion, holders will receive, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. We intend to repay the 2.50% convertible subordinated notes in cash, through our existing cash balances, refinancing, or a combination thereof.

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

We may only redeem all or a portion of the 2.50% convertible subordinated notes at any time after April 16, 2010 for cash but only if the closing sale price of our common stock for at least 20 of the 30 consecutive trading days immediately prior to the day we give notice of redemption is greater than 130% of the applicable conversion price per share of common stock on the date of the notice, which was $145.64 per share as of December 31, 2010. The redemption price will equal 100% of the principal amount of the convertible subordinated notes, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Upon conversion, due to the conversion formulas associated with the 2.50% convertible subordinated notes, if our stock is trading at levels exceeding 130% of the conversion price per share of common stock, and if we elect to pay any portion of the consideration in cash, additional consideration beyond the $250.0 million of gross proceeds received would be required. However, in no event would the total number of shares issuable upon conversion of the 2.50% convertible subordinated notes exceed 11.6036 per $1,000 principal amount of convertible subordinated notes, subject to anti-dilution adjustments, or the equivalent of $86.18 per share of common stock or a total of 2.9 million shares of our common stock. As of December 31, 2010, the 2.50% convertible subordinated notes were convertible into 2.2 million shares of our common stock.

We separately accounted for the liability and equity components of our 2.50% convertible subordinated notes in accordance with a FASB standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). See “2.50% Convertible Subordinated Notes” in Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Debt Obligations—Non-Convertible Debt

Senior Notes

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

The senior notes are governed by an indenture which contains covenants that limit our ability and the ability of our subsidiaries to, among other things:

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

Capital Lease and Other Financing Obligations

We have numerous capital lease and other financing obligations with maturity dates ranging from 2011 to 2030 under which a total principal balance of $261.9 million remained outstanding as of December 31, 2010 with a weighted average effective interest rate of 8.03%. For further information on our capital leases and other financing obligations, see “Capital Leases and Other Financing Obligations” in Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Loans Payable

New Asia-Pacific Financing. In May 2010, our five wholly-owned subsidiaries, located in Australia, Hong Kong, Japan and Singapore, completed a new multi-currency credit facility agreement for approximately $223.6 million, which is referred to as the new Asia-Pacific financing, comprising 79.2 million Australian dollars, 370.4 million Hong Kong dollars, 99.4 million Singapore dollars and 1.5 billion Japanese yen. The new Asia-Pacific financing replaced our previously existing Asia-Pacific financing and Singapore financing. The new Asia-Pacific financing has a five-year term with semi-annual principal payments and quarterly debt service and consists of two tranches: (i) Tranche A totaling approximately $90.8 million was available for immediate drawing upon satisfaction of certain conditions precedent and was used to refinance the existing Asia-Pacific financing and Singapore financing and (ii) Tranche B totaling approximately $132.8 million is available for drawing in Australian, Hong Kong and Singapore dollars only for up to 24 months following the effective date of the new Asia-Pacific financing. The new Asia Pacific financing bears an interest rate of 3.50% above the local borrowing rates for the first 12 months and interest rates between 2.50%-3.50% above the local borrowing rates thereafter, depending on the leverage ratio within our five subsidiaries. The new Asia-Pacific financing contains four financial covenants, which we must comply with quarterly, consisting of two leverage ratios, an interest coverage ratio and a debt service ratio. The new Asia-Pacific financing is guaranteed by us and is secured by most of our five subsidiaries’ assets and share pledges. During the year ended December 31, 2010, our five subsidiaries used part of the proceeds from the partially-drawn down Tranche A and Tranche B under the New Asia-Pacific Financing for the prepayment and termination of the existing Asia-Pacific financing and the Singapore financing. As of December 31, 2010, our five subsidiaries had fully utilized Tranche A and utilized approximately $40.4 million of Tranche B under the new Asia-Pacific financing. The loans payable under the new Asia-Pacific financing have a final maturity date of March 2015. As of December 31, 2010, we were in compliance with all financial covenants in connection with the new Asia- Pacific financing. As of December 31, 2010, approximately $120.3 million was outstanding under the new Asia-Pacific financing at an approximate blended interest rate of 4.86% per annum, leaving approximately $92.4 million available for future borrowings under the new Asia-Pacific financing.

$25.0 Million Bank of America Revolving Credit Line. In February 2009, we entered into a $25.0 million revolving credit facility with Bank of America, which is referred to as the $25.0 million Bank of America revolving credit line. In February 2011, we amended the $25.0 million Bank of America revolving credit line and extended the maturity date to February 2012. The $25.0 million Bank of America revolving credit line is used primarily as a letter of credit issuing facility and to fund our working capital if so needed. The effect of issuing letters of credit under the $25.0 million Bank of America revolving credit line reduces the amount available for borrowing under the $25.0 million Bank of America revolving credit line. We may borrow, repay and reborrow under the $25.0 million Bank of America revolving credit line at either the prime rate or at a borrowing margin of 2.75% over one, three or six month LIBOR, subject to a minimum borrowing cost of

3.00%. The $25.0 million Bank of America revolving credit line contains three financial covenants, which we must comply with quarterly, consisting of a tangible net worth ratio, a debt service ratio and a senior leverage ratio and is unsecured. As of December 31, 2010, we were in compliance with all financial covenants in connection with the $25.0 million Bank of America revolving credit line. The $25.0 million Bank of America revolving credit line has a one-year term and is renewed annually subject to mutual agreement by both parties. As of December 31, 2010, we had issued 13 irrevocable letters of credit totaling $18.3 million under the $25.0 million Bank of America revolving credit line. As a result, the amount available to borrow was $6.7 million as of December 31, 2010.

Contractual Obligations and Off-Balance-Sheet Arrangements

We lease a majority of our IBX data centers and certain equipment under non-cancelable lease agreements expiring through 2035. The following represents our contractual obligations as of December 31, 2010 (in thousands):

	2011	2012	2013		2014	2015	2016 and thereafter	Total
Convertible debt (1)	$—	$250,000	$		$395,986	$—	$373,750	$1,019,736
Senior notes (1)	—	—		—	—	—	750,000	750,000
New Asia-Pacific financing (1)	19,978	24,827		31,493	28,974	15,043	—	120,315
Interest (2)	101,557	97,376		92,940	89,204	78,791	161,390	621,258
Capital lease and other financing obligations (3)	27,959	28,435		28,948	29,660	30,431	237,711	383,144
Operating leases under accrued restructuring charges (4)	2,463	2,429		2,444	2,459	1,444	—	11,239
Operating leases (5)	112,126	116,749		117,158	112,112	94,493	538,357	1,090,995
Other contractual commitments (6)	240,040	75,391		2,044	83	—	—	317,558
Asset retirement obligations (7)	445	—		962	1,394	5,437	38,529	46,767

	$504,568	$595,207		$275,989	$659,872	$225,639	$2,099,737	$4,361,012

(1)	Represents principal only.
(2)	Represents interest on convertible debt, senior notes and new Asia-Pacific financing based on their approximate interest rates as of December 31, 2010.
(3)	Represents principal and interest.
(4)	Excludes any subrental income.
(5)	Represents minimum operating lease payments, excluding potential lease renewals.
(6)	Represents off-balance sheet arrangements. Other contractual commitments are described below.
(7)	Represents liability, net of future accretion expense.

We entered into 13 irrevocable letters of credit totaling $18.3 million with Bank of America. These letters of credit were provided in lieu of cash deposits under the $25.0 million Bank of America revolving credit line and automatically renew in successive one-year periods until the final lease expiration date or termination of a utility agreement. If the landlords for these IBX leases or utility provider decides to draw down on these letters of credit triggered by an event of default under the agreement, we will be required to fund these letters of credit either through cash collateral or borrowing under the $25.0 million Bank of America revolving credit line. These contingent commitments are not reflected in the table above.

Primarily as a result of our various IBX expansion projects, as of December 31, 2010, we were contractually committed for $199.4 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during 2011 and thereafter, is reflected in the table above as “other contractual commitments.”

We had other non-capital purchase commitments in place as of December 31, 2010, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2011 and beyond. Such other purchase commitments as of December 31, 2010, which total $118.2 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $200.0 million to $250.0 million, in addition to the $199.4 million in contractual commitments discussed above as of December 31, 2010, in our various IBX expansion projects during 2011 and thereafter in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.

Other Off-Balance-Sheet Arrangements

We have various guarantor arrangements with both our directors and officers and third parties, including customers, vendors and business partners (see “Guarantor Arrangements” in Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K). As of December 31, 2010, there were no significant liabilities recorded for these arrangements.

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

Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Management believes that the following critical accounting policies and estimates, among others, are the most critical to aid in fully understanding and evaluating our consolidated financial statements, and they require significant judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain:

•	Accounting for income taxes;

•	Accounting for business combinations;

•	Accounting for impairment of goodwill; and

•	Accounting for property, plant and equipment.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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

As of December 31, 2010 and 2009, we had total net deferred tax liabilities of $49.1 million and net deferred tax assets of $25.2 million, respectively. As of December 31, 2010 and 2009, we had a total valuation allowance of $42.0 million and $34.4 million, respectively. During the year ended December 31, 2010, we decided to release our valuation allowance associated with one entity each in Germany and Singapore, which resulted in an income tax benefit of $5.2 million and $2.1 million, respectively, in our results of operations. During the year ended December 31, 2009, we decided to release our valuation allowance associated with our Hong Kong operations and one entity in U.K. operations, which resulted in an income tax benefit of $3.1 million and $5.2 million, respectively, in our results of operations.

Our decisions to release our valuation allowances were based on our belief that the operations of these regions had achieved a sufficient level of profitability and will sustain a sufficient level of profitability in the future to support the release of these valuation allowances based on relevant facts and circumstances. However, if our assumptions on the future performance of these jurisdictions prove not to be correct and these jurisdictions are not able to sustain a sufficient level of profitability to support the associated deferred tax assets on our consolidated balance sheet, we will have to impair our deferred tax assets through an additional valuation allowance, which would impact our financial position and results of operations in the period such a determination is made.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Our remaining valuation allowances as of December 31, 2010, totaling $42.0 million, primarily relates to certain of our subsidiaries outside of North America. If and when we release our remaining valuation allowances, it will have an impact to our financial position and results of operations in the periods such determinations are made. We will continue to assess the need for our valuation allowances, by country or location, in the future.
Accounting for Business Combinations

In accordance with the accounting guidance for business combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed, if any, is recorded as goodwill.

We use all available information to estimate fair values. We typically engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets such as customer contracts, leases and any other significant assets or liabilities. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date if we obtain more information regarding asset valuations and liabilities assumed.

Our purchase price allocation methodology contains uncertainties because it requires assumptions and management’s judgment to estimate the fair value of assets acquired and liabilities assumed at the acquisition date. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. Our estimates are inherently uncertain and subject to refinement. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.

During the last three years, we have completed several business combinations, the most significant of which was the Switch and Data acquisition for a purchase price of $700.0 million in April 2010. Subsequent to the acquisition, we adjusted the purchase price allocation due to changes in estimates and assumptions; however, in the aggregate, these adjustments had an insignificant impact to our financial statements as of and for the eight months ended December 31, 2010.

As fully described in Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, the purchase price allocation for the Switch and Data acquisition was completed in the fourth quarter of 2010.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we used to complete the purchase price allocation and the fair value of assets acquired and liabilities assumed. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material, which would be recorded in our statements of operations commencing in 2011.
Accounting for Impairment of Goodwill

In accordance with the accounting standard for goodwill and other intangible assets, we perform goodwill impairment reviews annually, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

During the year ended December 31, 2010, we completed annual goodwill impairment reviews of the North America reporting unit, the Europe reporting unit and the Asia-Pacific reporting unit and concluded that there was no impairment as the fair value of these reporting units exceeded their carrying value.

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

Future events, changing market conditions and any changes in key assumptions may result in an impairment charge. While we have never recorded an impairment charge against our goodwill to date, the development of adverse business conditions in our North America, European or Asia-Pacific reporting units, such as higher than anticipated customer churn or significantly increased operating costs, or significant deterioration of our market comparables that we use in the market approach, could result in an impairment charge in future periods.

As of December 31, 2010, goodwill attributable to the North America reporting unit, the Europe reporting unit and the Asia-Pacific reporting unit was $408.7 million, $345.5 million and $20.1 million, respectively. Any potential impairment charge against our goodwill would not exceed the amounts recorded on our consolidated balance sheets.

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

While there are numerous judgments and uncertainties involved in accounting for property, plant and equipment that are significant, arriving at the estimated useful life of an asset requires the most critical judgment for us and changes to these estimates would have the most significant impact to our financial position and results of operations. When we lease a property for our IBX data centers, we generally enter into long-term arrangements with initial lease terms of at least 8-10 years and with renewal options generally available to us. During the next several years, a number of leases for our IBX data centers will come up for renewal. As we start approaching the ends of these initial lease terms, we will need to reassess the estimated useful lives of our property, plant and equipment. In addition, we may find that our estimates for the useful lives of non-leased assets may also need to be revised periodically. In many cases, we arrived at these estimates during 1999 when we opened our first three IBX data centers. We reassessed the estimated useful lives of certain of our property, plant and equipment during the third quarter of 2009 and we expect we will continue to periodically review such estimates and further changes in the future are possible.

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
Another area of judgment for us in connection with our property, plant and equipment is related to lease accounting. Most of our IBX data centers are leased. Each time we enter into a new lease or lease amendment for one of our IBX data centers, we analyze each lease or lease amendment for the proper accounting. This requires certain judgments on our part such as establishing the initial lease term to include in a lease test, establishing the remaining estimated useful life of the underlying property or equipment and estimating the fair value of the underlying property or equipment. All of these judgments are inherently uncertain. Different assumptions or estimates could result in a different accounting treatment for a lease.

As of December 31, 2010 and 2009, we had property, plant and equipment of $2.7 billion and $1.8 billion, respectively, and for the years ended December 31, 2010, 2009 and 2008, we recorded depreciation expense of $246.5 million, $168.0 million and $152.4 million, respectively. Further changes in our estimated useful lives of our property, plant and equipment could have a significant impact to our results of operations.

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

We currently employ foreign currency forward exchange contracts for the purpose of hedging certain specifically-identified exposures. The use of these financial instruments is intended to mitigate some of the risks associated with fluctuations in currency exchange rates, but does not eliminate such risks. We do not use financial instruments for trading or speculative purposes.

Investment Portfolio Risk

All of our marketable securities are designated as available-for-sale and are therefore recorded at fair value on our consolidated balance sheets with the unrealized gains or losses reported as a separate component of other comprehensive income or loss. We consider various factors in determining whether we should recognize an impairment charge for our securities, including the length of time and extent to which the fair value has been less than our cost basis and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery. As more fully described in Note 4 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, during the years ended December 31, 2009 and 2008, we incurred an other-than-temporary impairment loss of $2.6 million and $1.5 million, respectively, from our investment portfolio (consisting of a single money market account), of which $3.6 million was recovered during the year ended December 31, 2010. If market conditions continue to deteriorate and liquidity constraints become even more pronounced, we could sustain more losses from our investment portfolio. As our securities mature, we have been increasing our holdings in U.S. government securities, such as Treasury bills and Treasury notes of a short-term duration and lower yield. As a result, we expect our interest income to remain low in the forseeable future.

As of December 31, 2010, our investment portfolio of cash equivalents and marketable securities consisted of money market fund investments, corporate bonds, asset backed securities and U.S government and agency obligations. Excluding the U.S. government holdings which carry a lower risk and lower return in comparison to other securities in the portfolio, the remaining amount in our investment portfolio that could be more susceptible to market risk totaled $200.9 million.

Interest Rate Risk

Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio and a variable-rate financing in the Asia-Pacific region. The fair value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of December 31, 2010 the average duration of our portfolio was less than three months. If current interest rates were to increase or decrease by 10% from their position as of December 31, 2010, the fair value of our investment portfolio could increase or decrease by approximately $14,000.

An immediate 10% increase or decrease in current interest rates from their position as of December 31, 2010 would not have a material impact on our debt obligations due to the fixed nature of the majority of our debt obligations. However, the interest expense associated with our new Asia-Pacific financing, which bears interest at variable rates tied to local cost of funds, could be affected. For every 100 basis point change in interest rates, our annual interest expense could increase or decrease by a total of approximately $1.0 million based on the total balance of our borrowings under the new Asia-Pacific financing as of December 31, 2010. As of December 31, 2010, we had no outstanding interest rate swaps.

The fair value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair value of the fixed interest rate debt but do not impact our earnings or cash flows. The fair value of the Company’s convertible debt, which is traded in the market, is based on quoted market prices. The fair value of the Company’s mortgage and loans payable, which are not traded in the market, is estimated by considering the Company’s credit rating, current rates available to the Company for debt of the same remaining maturities and the terms of the debt. The following represents the estimated fair value of our mortgage and loans payable, senior notes and convertible debt and as of (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage and Loans Payable:
New Asia-Pacific financing	$120,315	$126,958	$—	$—
European financing	—	—	130,058	111,375
Chicago IBX financing	—	—	109,991	109,700
Mortgage payable	—	—	91,756	83,406
Asia-Pacific financing	—	—	64,559	60,827
Singapore financing	—	—	24,559	21,739
Netherlands financing	—	—	9,311	7,941

	$120,315	$126,958	$430,234	$394,988

Senior Notes:
Senior Notes	$750,000	$816,270	$—	$—

Convertible Debt:
2.50% convertible subordinated notes (1)	$234,185	$246,280	$222,943	$228,935
3.00% convertible subordinated notes	395,986	399,946	395,986	461,324
4.75% convertible subordinated notes (2)	286,166	348,786	274,777	307,248

	$916,337	$995,012	$893,706	$997,507

(1)	Total debt principal is $250.0 million, which is subject to a FASB standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). See Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
(2)	Total debt principal is $373.8 million, which is subject to a FASB standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). See Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

We may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.

Foreign Currency Risk

The majority of our revenue is denominated in U.S. dollars, generated mostly from customers in the U.S. However, approximately 38% of both our revenues and operating costs are attributable to Canada and the Europe and Asia-Pacific regions and a large portion of those revenues and costs are denominated in a currency other than the U.S. dollar, primarily the British pound, Canadian dollar, Euro, Swiss franc, Singapore dollar, Japanese yen, Hong Kong dollar and Australian dollar. As a result, our operating results and cash flows are impacted by currency fluctuations relative to the U.S. dollar. To protect against certain reductions in value caused by changes in currency exchange rates, we have established a risk management program to offset some of the risk of carrying assets and liabilities denominated in foreign currencies. As a result, we enter into foreign currency forward contracts to manage the risk associated with certain foreign currency-denominated assets and liabilities. Our risk management program reduces, but does not entirely eliminate, the impact of currency exchange rate movements and its impact on the consolidated statements of operations. As of December 31, 2010, the outstanding foreign currency forward contracts had maturities of less than one year.

For the foreseeable future, we anticipate that approximately 35-45% of our revenues and operating costs will continue to be generated and incurred outside of the U.S. in currencies other than the U.S. dollar. While we hedge certain of our balance sheet foreign currency assets and liabilities, we do not hedge revenue. During the second half of 2008 and through the first quarter of 2009, the U.S. dollar strengthened relative to certain of the currencies of the foreign countries in which we operate. This significantly impacted our consolidated financial position and results of operations as amounts in foreign currencies translated into less U.S. dollars. However, during the second half of 2009 and fiscal 2010, the U.S. dollar has been generally weaker relative to certain of the currencies of the foreign countries in which we operate. This overall weakness of the U.S. dollar had a positive impact on our consolidated results of operations because the foreign denominations translated into more U.S. dollars. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which we do business could have a significant impact on our consolidated financial position and results of operations including the amount of revenue that we report in future periods.

We may enter into additional hedging activities in the future to mitigate our exposure to foreign currency risk as our exposure to foreign currency risk continues to increase due to our growing foreign operations; however, we do not currently intend to eliminate all foreign currency transaction exposure.

Commodity Price Risk

Certain operating costs incurred by us are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodities most likely to have an impact on our results of operations in the event of price changes are electricity, supplies and equipment used in our IBX data centers. We closely monitor the cost of electricity at all of our locations. We have entered into several power contracts to purchase power at fixed prices during 2011 and beyond in certain locations in the U.S., Australia, France, Germany, Japan, Netherlands, Singapore and the United Kingdom.

In addition, as we are building new, or expanding existing, IBX data centers, we are subject to commodity price risk for building materials related to the construction of these IBX data centers, such as steel and copper. In addition, the lead-time to procure certain pieces of equipment, such as generators, is substantial. Any delays in procuring the necessary pieces of equipment for the construction of our IBX data centers could delay the anticipated openings of these new IBX data centers and, as a result, increase the cost of these projects.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. There were no significant changes in internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-1 of this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during the fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

There is no disclosure to report pursuant to Item 9B.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2011 Annual Meeting of Stockholders.

We have adopted a Code of Ethics applicable for the Chief Executive Officer and Senior Financial Officers and a Code of Business Conduct. This information is incorporated by reference to the Equinix proxy statement for the 2011 Annual Meeting of Stockholders and is also available on our website, www.equinix.com.

ITEM 11. EXECUTIVE	COMPENSATION

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2011 Annual Meeting of Stockholders.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2011 Annual Meeting of Stockholders.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2011 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2011 Annual Meeting of Stockholders.

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

		Def. Proxy 14A	12/12/02

2.2	Agreement and Plan of Merger dated October 21, 2009, by and among Equinix, Inc., Switch & Data Facilities Company, Inc. and Sundance Acquisition Corporation.	8-K	10/22/09	2.1

2.3	First Amendment to the Agreement and Plan of Merger dated March 20, 2010, by and among Equinix, Inc., Switch & Data Facilities Company, Inc. and Sundance Acquisition Corporation.	8-K	3/22/10	2.1

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.3	Amended and Restated Bylaws of the Registrant.	8-K	12/22/08	3.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Indenture dated March 30, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/07	4.4

4.3	Form of 2.50% Convertible Subordinated Note Due 2012 (see Exhibit 4.2).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
4.4	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4

4.5	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.4).

4.6	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/09	4.1

4.7	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.6).

4.8	Indenture dated March 3, 2010 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	10-Q	3/31/10	4.8

4.9	Form of 8.125% Senior Note Due 2018 (see Exhibit 4.8).

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.2	2000 Equity Incentive Plan, as amended.	10-K	12/31/07	10.3

10.3	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.4	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.5	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	S-8 (File No. 333-165033)	2/23/10	99.3

10.6	Form of Restricted Stock Agreements for Stephen M. Smith under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/07	10.45

10.7	Letter Agreement, dated April 22, 2008, by and between Eric Schwartz and Equinix Operating Co., Inc.	10-Q	6/30/08	10.34

10.8	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31

10.9	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

10.10	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.11	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.	10-K	12/31/08	10.34

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.12	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

10.13	Change in Control Severance Agreement by and between Jarrett Appleby and Equinix, Inc. dated December 11, 2008.	10-K	12/31/08	10.36

10.14	Offer Letter from Equinix, Inc. to Jarrett Appleby dated November 6, 2008.	10-K	12/31/08	10.37

10.15	Restricted Stock Unit Agreement for Jarrett Appleby under the Equinix, Inc. 2000 Equity Incentive Plan.	10-K	12/31/08	10.38

10.16	Form of Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/09	10.39

10.17	Form of Restricted Stock Unit Agreement for all other executive officers.	10-Q	3/31/09	10.40

10.18	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.1

10.19	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.2

10.20	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.3

10.21	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.4

10.22	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.5

10.23	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.6

10.24	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.7

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.25	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.8

10.26	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.9

10.27	Addendum to international assignment letter agreement by and between Eric Schwartz and Equinix Operating Co., Inc., dated February 17, 2010.	10-Q	3/31/10	10.42

10.28	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company, Inc.	2/5/07	10.9

10.29	Amendment and Restatement of Facility Agreement, by and among Equinix Australia Pty Ltd., Equinix Hong Kong Limited, Equinix Singapore Pte. Ltd., Equinix Pacific Pte. Ltd and Equinix Japan K.K., as borrowers, the Joint Mandated Lead Arrangers, the Joint Mandated Bookrunners, the Lead Arrangers and the Closing Date Lenders, as defined therein, and The Royal Bank of Scotland N.V., as Facility Agent, dated May 10, 2010.	10-Q	6/30/10	10.39

10.30	Offer Letter from Equinix, Inc. to Charles Meyers dated September 28, 2010.	10-Q	9/30/10

10.31	Restricted Stock Unit Agreement for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/10

10.32	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30. 2010.	10-Q	9/30/10

10.33	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Appleby, Ferris, Meyers, Smith, Taylor and Van Camp.				X

10.34

Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009, (ii) Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008, (iii) Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

X

(b)	Exhibits.

See (a) (3) above.

(c)	Financial Statement Schedule.

See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUINIX, INC. (Registrant)

February 25, 2011	By	/S/ STEPHEN M. SMITH
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

Signature	Title	Date

/S/ STEPHEN M. SMITH Stephen M. Smith	President and Chief Executive Officer (Principal Executive Officer)	February 25, 2011

/S/ KEITH D. TAYLOR Keith D. Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2011

/S/ PETER F. VAN CAMP Peter F. Van Camp	Executive Chair	February 25, 2011

/S/ STEVEN T. CLONTZ Steven T. Clontz	Director	February 25, 2011

/S/ GARY F. HROMADKO Gary F. Hromadko	Director	February 25, 2011

/S/ SCOTT G. KRIENS Scott G. Kriens	Director	February 25, 2011

/S/ WILLIAM LUBY William Luby	Director	February 25, 2011

/S/ IRVING F. LYONS, III Irving F. Lyons, III	Director	February 25, 2011

/S/ CHRISTOPHER B. PAISLEY Christopher B. Paisley	Director	February 25, 2011

INDEX TO EXHIBITS

Exhibit Number	Description of Document
10.33	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Appleby, Ferris, Meyers, Smith, Taylor and Van Camp.

10.34	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.

21.1	Subsidiaries of Equinix, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T:

(i) Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009, (ii) Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008, (iii) Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Equinix, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and other comprehensive income (loss), and of cash flows present fairly, in all material respects, the financial position of Equinix, Inc. (the “Company”) and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, CA

February 25, 2011

EQUINIX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$442,841	$346,056
Short-term investments	147,192	248,508
Accounts receivable, net of allowance for doubtful accounts of $3,808 and $1,720	116,358	64,767
Current portion of deferred tax assets, net	38,696	46,822
Other current assets	32,961	21,734

Total current assets	778,048	727,887
Long-term investments	2,806	9,803
Property, plant and equipment, net	2,650,953	1,808,115
Goodwill	774,365	381,050
Intangible assets, net	150,945	51,015
Deferred tax assets, net	16,955	5,171
Other assets	73,937	55,109

Total assets	$4,448,009	$3,038,150

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$145,854	$99,053
Accrued property, plant and equipment	91,667	109,876
Current portion of capital lease and other financing obligations	7,988	6,452
Current portion of mortgage and loans payable	19,978	58,912
Other current liabilities	52,628	41,166

Total current liabilities	318,115	315,459
Capital lease and other financing obligations, less current portion	253,945	154,577
Mortgage and loans payable, less current portion	100,337	371,322
Convertible debt	916,337	893,706
Senior notes	750,000	—
Deferred tax liabilities, net	103,717	25,937
Other liabilities	125,043	94,666

Total liabilities	2,567,494	1,855,667

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 100,000,000 shares authorized in 2010 and 2009; zero shares issued and outstanding in 2010 and 2009	—	—
Common stock, $0.001 par value per share; 300,000,000 shares authorized in 2010 and 2009; 46,166,689 and 39,315,250 shares issued and outstanding in 2010 and 2009	46	39
Additional paid-in capital	2,341,586	1,665,662
Accumulated other comprehensive loss	(112,018)	(97,238)
Accumulated deficit	(349,099)	(385,980)

Total stockholders’ equity	1,880,515	1,182,483

Total liabilities and stockholders’ equity	$4,448,009	$3,038,150

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years ended December 31,
	2010	2009	2008
Revenues	$1,220,334	$882,509	$704,680

Costs and operating expenses:
Cost of revenues	674,667	483,420	414,799
Sales and marketing	111,104	63,584	66,913
General and administrative	220,781	155,324	146,564
Restructuring charges	6,734	(6,053)	3,142
Acquisition costs	12,337	5,155	—

Total costs and operating expenses	1,025,623	701,430	631,418

Income from operations	194,711	181,079	73,262
Interest income	1,515	2,384	8,940
Interest expense	(140,475)	(74,232)	(61,677)
Other-than-temporary impairment recovery (loss) on investments	3,626	(2,590)	(1,527)
Other income	690	2,387	1,307
Loss on debt extinguishment and interest rate swaps, net	(10,187)	—	—

Income before income taxes	49,880	109,028	20,305
Income tax benefit (expense)	(12,999)	(39,597)	87,619

Net income	$36,881	$69,431	$107,924

Earnings per share:
Basic earnings per share	$0.84	$1.80	$2.91

Weighted-average shares	43,742	38,488	37,120

Diluted earnings per share	$0.82	$1.75	$2.79

Weighted-average shares	44,810	39,676	41,582

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)

For the Three Years Ended December 31, 2010

(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances as of December 31, 2007	36,561,238	$37	$1,429,178	$(3,888)	$(563,335)	$861,992
Issuance of common stock upon exercise of common stock options and vesting of restricted stock	733,130	1	19,914	—	—	19,915
Issuance of common stock under employee stock purchase plans	119,354	—	6,315	—	—	6,315
Issuance of common stock upon conversion of convertible subordinated debentures	331,644	—	13,072	—	—	13,072
Tax benefit from employee stock plans	—	—	696	—	—	696
Stock-based compensation, net of estimated forfeitures	—	—	55,659	—	—	55,659
Comprehensive income (loss):
Net income	—	—	—	—	107,924	107,924
Foreign currency translation loss, net of tax of $0	—	—	—	(142,140)	—	(142,140)
Unrealized loss on interest rate swaps, net of tax of $4,660	—	—	—	(6,350)	—	(6,350)
Unrealized loss on investments, net of tax of $169	—	—	—	(422)	—	(422)

Net comprehensive loss	—	—	—	(148,912)	107,924	(40,988)

Balances as of December 31, 2008	37,745,366	38	1,524,834	(152,800)	(455,411)	916,661
Issuance of common stock upon exercise of common stock options and vesting of restricted stock	933,212	1	30,388	—	—	30,389
Issuance of common stock under employee stock purchase plans	151,863	—	6,617	—	—	6,617
Issuance of common stock upon conversion of convertible subordinated debentures	484,809	—	19,150	—	—	19,150
Tax benefit from employee stock plans	—	—	514	—	—	514
Issuance of 4.75% convertible subordinated notes	—	—	80,010	—	—	80,010
Issuance of capped call	—	—	(49,654)	—	—	(49,654)
Stock-based compensation, net of estimated forfeitures	—	—	53,803	—	—	53,803
Comprehensive income:
Net income	—	—	—	—	69,431	69,431
Foreign currency translation gain, net of tax of $1,485	—	—	—	53,624	—	53,624
Unrealized gain on interest rate swaps, net of tax of $1,191	—	—	—	1,418	—	1,418
Unrealized gain on investments, net of tax of $373	—	—	—	520	—	520

Net comprehensive income	—	—	—	55,562	69,431	124,993

Balances as of December 31, 2009	39,315,250	39	1,665,662	(97,238)	(385,980)	1,182,483
Issuance of common stock upon exercise of common stock options and vesting of restricted stock	1,185,814	1	30,120	—	—	30,121
Issuance of common stock under employee stock purchase plans	207,212	—	9,697	—	—	9,697
Issuance of common stock for the Switch and Data acquisition	5,458,413	6	549,383	—	—	549,389
Stock-based compensation assumed in the Switch and Data acquisition	—	—	16,508	—	—	16,508
Stock-based compensation, net of estimated forfeitures	—	—	70,216	—	—	70,216
Comprehensive income:
Net income	—	—	—	—	36,881	36,881
Foreign currency translation loss, net of tax of $1,333	—	—	—	(19,502)	—	(19,502)
Settlement of interest rate swaps, net of tax of $3,469	—	—	—	4,933	—	4,933
Unrealized loss on investments, net of tax of $146	—	—	—	(211)	—	(211)

Net comprehensive income	—	—	—	(14,780)	36,881	22,101

Balances as of December 31, 2010	46,166,689	$46	$2,341,586	$(112,018)	$(349,099)	$1,880,515

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$36,881	$69,431	$107,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	246,544	167,975	152,437
Stock-based compensation	67,489	53,056	55,085
Restructuring charges	6,734	(6,053)	3,142
Amortization of intangible assets	13,632	5,555	6,610
Accretion of asset retirement obligation and accrued restructuring charges	3,128	1,581	1,682
Amortization of debt issuance costs and debt discounts	27,915	18,791	11,523
Allowance for doubtful accounts	2,056	(15)	1,582
Realized net (gains) losses on investments	(11)	2,579	(498)
Loss on debt extinguishment and interest rate swaps, net	10,187	—	—
Other items	2,265	1,149	1,466
Changes in operating assets and liabilities:
Accounts receivable	(39,886)	2,277	(9,152)
Deferred tax assets, net	6,110	27,981	(94,229)
Other assets	(11,865)	(10,371)	(7,137)
Accounts payable and accrued expenses	30,363	22,762	9,937
Accrued restructuring charges	(4,426)	(1,771)	(2,763)
Other liabilities	(4,244)	565	29,949

Net cash provided by operating activities	392,872	355,492	267,558

Cash flows from investing activities:
Purchases of investments	(744,798)	(379,644)	(240,556)
Sales of investments	25,174	27,420	131,631
Maturities of investments	827,540	179,566	114,361
Purchase of Switch and Data, net of cash acquired	(113,289)	—	—
Purchase of Upminster, net of cash acquired	—	(28,176)	—
Purchase of Virtu, net of cash acquired	—	—	(23,241)
Purchase of Amsterdam IBX property	(14,861)	—	—
Purchases of other property, plant and equipment	(579,397)	(369,542)	(447,032)
Increase in restricted cash	(1,582)	(896)	(14,234)
Release of restricted cash	244	13,015	1,031
Other investing activities, net	—	79	—

Net cash used in investing activities	(600,969)	(558,178)	(478,040)

Cash flows from financing activities:
Proceeds from employee equity awards	39,817	37,006	26,230
Proceeds from senior notes	750,000	—	—
Proceeds from convertible debt	—	373,750	—
Proceeds from loans payable	121,581	29,474	142,373
Repayment of capital lease and other financing obligations	(16,133)	(5,279)	(3,832)
Repayment of mortgage and loans payable	(558,007)	(51,118)	(19,296)
Capped call costs	—	(49,664)	—
Debt issuance costs	(23,124)	(8,220)	(948)
Debt extinguishment costs	(4,448)	—	—
Other financing obligations, net	—	(2,351)	579

Net cash provided by financing activities	309,686	323,598	145,106

Effect of foreign currency exchange rates on cash and cash equivalents	(4,804)	4,937	(5,050)
Net increase (decrease) in cash and cash equivalents	96,785	125,849	(70,426)
Cash and cash equivalents at beginning of year	346,056	220,207	290,633

Cash and cash equivalents at end of year	$442,841	$346,056	$220,207

Supplemental cash flow information:
Cash paid for taxes	$11,043	$9,290	$98

Cash paid for interest	$97,943	$63,281	$53,373

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Equinix, Inc. (“Equinix” or the “Company”) was incorporated in Delaware on June 22, 1998. Equinix provides global data center services. Global enterprises, content providers, financial companies and network service providers rely upon Equinix’s insight and expertise to protect and connect their most valued information assets. The Company operates 92 International Business Exchange (“IBX”) data centers, or IBX data centers, across 35 markets in North America, Europe and Asia-Pacific where customers directly interconnect with a network ecosystem of partners and customers. More than 360 network service providers offer access to more than 90% of the world’s Internet routes inside the Company’s IBX data centers. This access to Internet routes provides Equinix customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.

On April 30, 2010, the Company completed its acquisition of Switch & Data Facilities Company, Inc. (“Switch and Data”), a publicly-held company headquartered in Tampa, Florida (the “Switch and Data Acquisition”) (see Note 2).

Basis of Presentation, Consolidation and Foreign Currency

The accompanying consolidated financial statements include the accounts of Equinix and its subsidiaries, including the operations of Switch and Data from May 1, 2010, Upminster GmbH (“Upminster”) from July 22, 2009 and Virtu Secure Webservices B.V. (“Virtu”) from February 5, 2008 (see Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation. Foreign exchange gains or losses resulting from foreign currency transactions, including intercompany foreign currency transactions, that are anticipated to be repaid within the foreseeable future, are reported within other income (expense) on the Company’s accompanying consolidated statements of operations. For additional information on the impact of foreign currencies to the Company’s consolidated financial statements, see “Comprehensive Income (Loss)” below.

Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the consolidated financial statement presentation as of and for the year ended December 31, 2010.

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

Cash, Cash Equivalents and Short-Term and Long-Term Investments

The Company considers all highly liquid instruments with an original maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of money market mutual funds and highly liquid debt securities of agencies of the U.S. government and the U.S. government with maturities up to 90 days. Short-term investments generally consist of securities with original maturities of between 90 days and one year

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and are highly liquid debt securities of corporations, agencies of the U.S. government and the U.S. government and asset-backed securities. Long-term investments generally consist of debt securities of corporations, agencies of the U.S. government and the U.S. government and asset-backed securities with maturities greater than 360 days. The Company’s fixed income securities are classified as “available-for-sale” and are carried at fair value with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income. The cost of securities sold is based on the specific identification method. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades.

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

A significant portion of the Company’s customer base is comprised of businesses throughout North America. However, a portion of the Company’s revenues are derived from the Company’s Europe and Asia-Pacific operations. The following table sets forth percentages of the Company’s revenues by geographic regions for the years ended December 31:

	2010	2009	2008
North America	64%	61%	63%
Europe	23%	26%	25%
Asia-Pacific	13%	13%	12%

No single customer accounted for greater than 10% of accounts receivable or revenues as of or for the years ended December 31, 2010, 2009 and 2008.

Property, Plant and Equipment

Property, plant and equipment are stated at the Company’s original cost or relative fair value for acquired property, plant and equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement, unless they are considered integral equipment, in which case they are amortized over the lease term. Leasehold improvements acquired in a business combination are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition and leasehold improvements that are placed into service significantly after and not contemplated at or near the beginning of the lease term are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased.

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

During the preparation of the Company’s financial statements for the year ended December 31, 2009, in conjunction with its reassessment of the estimated useful lives of certain of its property, plant and equipment described above, the Company identified errors in its financial statements for the years ended December 31, 2008 and 2007 and the Company’s financial statements as of and for the nine month period ended September 30, 2009. These errors related to an overstatement of depreciation expense in connection with the Company’s European operating segment totaling $1,810,000, $2,028,000 and $375,000 for the nine months ended September 30, 2009 and for the years ended December 31, 2008 and 2007, respectively, for a total error correction of $4,213,000. The Company corrected these errors in its financial statements for the quarter ended December 31, 2009, which reduced depreciation expense for the three months ended December 31, 2009 by $4,213,000. The Company did not believe that these adjustments were material to the consolidated financial statements for the year ended December 31, 2009 or to any annual or quarterly periods’ consolidated financial statements for the years ended December 31, 2008 and 2007 and the nine months ended September 30, 2009. As a result, the Company did not restate any prior period amounts.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other construction-related fees and services. In addition, the Company has capitalized certain interest costs during the construction phase. Once an IBX data center or expansion project becomes operational, these capitalized costs are allocated to certain property, plant and equipment categories and are depreciated over the estimated useful life of the underlying assets.

The following table sets forth total interest costs expensed and total interest costs capitalized for the years ended December 31 (in thousands):

	2010	2009	2008
Interest expense	$140,475	$74,232	$61,677
Interest capitalized	10,349	12,853	7,946

Interest charges incurred	$150,824	$87,085	$69,623

Asset Retirement Costs

The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Subsequent to the initial measurement, the Company accretes the liability in relation to the asset retirement obligations over time and the accretion expense is recorded as a cost of revenue. The Company’s asset retirement obligations are primarily related to its IBX data centers, of which the majority are leased under long-term arrangements, and, in certain cases, are required to be returned to the landlords in their original condition. All of the Company’s IBX data center leases have been subject to significant development by the Company in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. The majority of the Company’s IBX data centers’ initial lease terms expire at various dates ranging from 2011 to 2035 and most of them enable the Company to extend the lease terms.

The following table summarizes the activity of the Company’s asset retirement obligation liability (in thousands):

Asset retirement obligations as of December 31, 2007	$8,759
Additions	2,865
Reductions	—
Accretion expense	890
Impact of foreign currency exchange	(250)

Asset retirement obligations as of December 31, 2008	12,264
Additions	4,331
Reductions	(75)
Accretion expense	1,149
Impact of foreign currency exchange	41

Asset retirement obligations as of December 31, 2009	17,710
Additions (1)	27,046
Reductions	(1,010)
Accretion expense	2,825
Impact of foreign currency exchange	196

Asset retirement obligations as of December 31, 2010	$46,767

(1)	Includes $20,262 assumed in connection with the Switch and Data Acquisition.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

The Company has three reportable segments comprised of the 1) North America, 2) Europe and 3) Asia-Pacific geographic regions, which the Company also determined are its reporting units. As of December 31, 2010, the Company had goodwill attributable to its North America reporting unit, Europe reporting unit and Asia-Pacific reporting unit. Prior to 2010, the Company tested the goodwill attributable to the Europe and Asia-Pacific reporting units annually as of August 31st and December 31st, respectively. In the second quarter of 2010, the Company completed the Switch and Data Acquisition (see Note 2), which created goodwill in its North America reporting unit, and changed its method of applying the accounting principle related to annual goodwill impairment testing by conforming the testing of goodwill for all three reporting units to November 30th of each year commencing on November 30, 2010. As of December 31, 2010, the Company concluded that its goodwill attributed to the Company’s North America, Europe and Asia-Pacific reporting units was not impaired as the fair value of its North America, Europe and Asia-Pacific reporting units exceeded the carrying value of the reporting unit, including goodwill. In order to determine the fair value of the Company’s reporting units, the Company utilizes the discounted cash flow and market methods. The Company has consistently utilized both methods in its goodwill impairment tests and weights both results equally. The Company uses both methods in its goodwill impairment tests as it believes both methods, in conjunction with each other, provide a reasonable estimate of the determination of fair value of the reporting unit – the discounted cash flow method being specific to anticipated future results of the reporting unit and the market method, which is based on the Company’s market sector including its competitors. The assumptions supporting the discounted cash flow method, including the discount rate, which was assumed to be 10.0% for the North America and Europe reporting units and 13.0% for the Asia-Pacific reporting unit, were determined using the Company’s best estimates as of the date of the impairment review. The Company has performed various sensitivity analyses on certain of the assumptions used in the discounted cash flow method, such as forecasted revenues and discount rate, and notes that no reasonably possible changes would reduce the fair value of the reporting unit to such a level that would cause an impairment charge.

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

Derivatives and Hedging Activities

The Company recognizes all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the value of a derivative depends on whether the contract is for trading purposes or has been designated and qualifies for hedge accounting. In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. In order for a derivative to be designated as a hedge, there must be documentation of the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure, and how effectiveness is to be assessed prospectively and retrospectively.

To assess effectiveness, the Company uses a regression analysis. The extent to which a hedging instrument has been and is expected to continue to be effective at achieving offsetting changes in cash flows is assessed and

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For further information on derivatives and hedging activities, see Note 5 below.

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

The following table sets forth the estimated fair values of the Company’s mortgage and loans payable, senior notes and convertible debt as of (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage and Loans Payable:
New Asia-Pacific financing	$120,315	$126,958	$—	$—
European financing	—	—	130,058	111,375
Chicago IBX financing	—	—	109,991	109,700
Mortgage payable	—	—	91,756	83,406
Asia-Pacific financing	—	—	64,559	60,827
Singapore financing	—	—	24,559	21,739
Netherlands financing	—	—	9,311	7,941

	$120,315	$126,958	$430,234	$394,988

Senior Notes:
Senior notes	$750,000	$816,270	$—	$—

Convertible Debt:
2.50% convertible subordinated notes	$234,185	$246,280	$222,943	$228,935
3.00% convertible subordinated notes	395,986	399,946	395,986	461,324
4.75% convertible subordinated notes	286,166	348,786	274,777	307,248

	$916,337	$995,012	$893,706	$997,507

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Measurements

The Company measures and reports certain financial assets and liabilities at fair value on a recurring basis, including its investments in money market funds and available-for-sale debt investments in other public companies, governmental units and other agencies and derivatives.

The Company also follows the accounting standard for the measurement of fair value for nonfinancial assets and liabilities on a nonrecurring basis. These include:

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

During the three months ended March 31, 2010, the Company adopted an accounting standard update (“ASU”) which requires new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, and its adoption did not have any significant impact on the Company’s consolidated financial statements.

For further information on fair value measurements, see Note 6 below.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable such as a significant decrease in market price of a long-lived asset, a significant adverse change in legal factors or business climate that could affect the value of a long-lived asset or a continuous deterioration of the Company’s financial condition. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated discounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Revenue Recognition

Equinix derives more than 90% of its revenues from recurring revenue streams, consisting primarily of (1) colocation services, such as the licensing of cabinet space and power; (2) interconnection services, such as cross connects and Equinix Exchange ports; (3) managed infrastructure services, such as Equinix Direct and (4) other services consisting of rental income from tenants or subtenants. The remainder of the Company’s revenues are from non-recurring revenue streams, such as from the recognized portion of deferred installation revenues, professional services, contract settlements and equipment sales. Revenues from recurring revenue streams are generally billed monthly and recognized ratably over the term of the contract, generally one to three years for IBX data center space customers. Non-recurring installation fees, although generally paid in a lump

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sum upon installation, are deferred and recognized ratably over the expected life of the installation. Professional service fees are recognized in the period in which the services were provided and represent the culmination of a separate earnings process as long as they meet the criteria for separate recognition under the accounting standard related to revenue arrangements with multiple deliverables. Revenue from bandwidth and equipment sales is recognized on a gross basis in accordance with the accounting standard related to reporting revenue gross as a principal versus net as an agent, primarily because the Company acts as the principal in the transaction, takes title to products and services and bears inventory and credit risk. To the extent the Company does not meet the criteria for recognizing bandwidth and equipment services as gross revenue, the Company records the revenue on a net basis. Revenue from contract settlements, when a customer wishes to terminate their contract early, is generally recognized on a cash basis, when no remaining performance obligations exist, to the extent that the revenue has not previously been recognized.

The Company occasionally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have generally not been significant. There were no significant service level credits issued during the years ended December 31, 2010, 2009 and 2008.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected more likely than not to be realized in the future.

As a result of the adoption of an accounting standard update for business combinations on January 1, 2009, the Company’s tax provision would be reduced in future periods to the extent that the Company had not recognized the deferred tax assets associated with any subsidiaries acquired in previous business combinations for which goodwill exists. The recognition of such deferred tax assets in the periods subsequent to the adoption of the accounting standard update will benefit the Company’s consolidated statements of operations at the time such recognition occurs. Prior to the accounting standard update, such releases were recorded against goodwill.

The Company recognizes interest and penalties related to unrecognized tax benefits, which is included within income tax benefit (expense) in the consolidated statements of operations.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period.

To the extent that the Company grants stock options to its employees, it uses the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the fair value of stock options is affected by assumptions regarding a number of complex and subjective variables including the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. The Company estimated the expected volatility by using the average historical volatility of its common stock that it believed was the best representative of future volatility. The risk-free interest rate used was based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the equity awards. The Company does not anticipate paying any cash dividends in the foreseeable future and, therefore, the expected dividend rate used was zero. The expected term of options used was calculated by taking the average of the vesting term and the contractual term of the option.

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

The Company grants restricted stock units to its employees and these equity awards have only either a service condition or a service and performance condition. Any performance conditions contained in an equity award are tied to the financial performance of the Company or a specific region of the Company. The Company assesses the probability of meeting these performance conditions on a quarterly basis. The majority of the Company’s equity awards vest over four years, although certain of the equity awards for executives vest over a range of two to four years. The valuation of restricted stock units with only a service condition or a service and performance condition requires no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of the Company’s stock price on the date of grant.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting standard for stock compensation does not allow the recognition of unrealized tax benefits associated with the tax deductions in excess of the compensation recorded (excess tax benefit) until the excess tax benefit is realized (i.e., reduces taxes payable). The Company will recognize a benefit from stock-based compensation in equity if the excess tax benefit is realized by following the “with-and-without” approach. The Company recorded the excess tax benefit of approximately $514,000 and $696,000, respectively, during the years ended December 31, 2009 and 2008. The Company did not record any excess tax benefit during the year ended December 31, 2010.

For further information on stock-based compensation, see Note 11 below.

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

The financial position of foreign subsidiaries is translated using the exchange rates in effect at the end of the period, while income and expense items are translated at average rates of exchange during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as other comprehensive income (loss). The net gains and losses resulting from foreign currency transactions are recorded in net income (loss) in the period incurred and reported within other income and expense. Certain inter-company balances are designated as long-term. Accordingly, exchange gains and losses associated with these long-term inter-company balances are recorded as a component of other comprehensive income (loss), along with translation adjustments. How the U.S. dollar performs against certain of the currencies of the foreign countries in which the Company operates can have a significant impact to the Company. Strengthening and weakening of the U.S. dollar against theses currencies has significantly impacted the Company’s consolidated balance sheets (as evidenced in the Company’s foreign currency translation loss), as well as its consolidated statements of operations as amounts denominated in foreign currencies can increase or decrease the Company’s revenues and expenses. To the extent that the U.S. dollar strengthens or weakens further, this will continue to impact the Company’s consolidated balance sheets and consolidated statements of operations including the amount of revenue that the Company reports in future periods.

For further information on derivatives and hedging instruments, see Note 5 below.

Earnings Per Share

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31 (in thousands, except per share amounts):

	2010	2009	2008
Numerator:
Numerator for basic earnings per share	$36,881	$69,431	$107,924
Effect of assumed conversion of convertible subordinated debentures and notes:
Interest expense, net of tax	—	23	8,059

Numerator for diluted earnings per share	$36,881	$69,454	$115,983

Denominator:
Denominator for basic earnings per share	43,742	38,488	37,120

Effect of dilutive securities:
Convertible subordinated debentures	—	211	772
3.00% convertible subordinated notes	—	—	2,945
Equity awards	1,068	977	745

Total dilutive potential shares	1,068	1,188	4,462

Denominator for diluted earnings per share	44,810	39,676	41,582

Earnings per share:
Basic	$0.84	$1.80	$2.91

Diluted	$0.82	$1.75	$2.79

The following table sets forth potential shares of common stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the years ended December 31 (in thousands):

	2010	2009	2008
Shares reserved for conversion of convertible 2.50% convertible subordinated notes	2,232	2,232	2,232
Shares reserved for conversion of convertible 3.00% convertible subordinated notes	2,945	2,945	—
Shares reserved for conversion of convertible 4.75% convertible subordinated notes	4,433	2,453	—
Common stock warrants	—	1	1
Common stock related to employee equity awards	843	1,045	1,835

	10,453	8,676	4,068

Recent Accounting Pronouncements

In October 2009, the FASB issued an accounting standards update (“ASU”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This ASU is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its condensed consolidated financial statements, if any.

In January 2010, the FASB issued an ASU, which amends the use of fair value measures and the related disclosures. This ASU requires disclosure of activity in Level 3 fair value measurements on a gross basis, which is effective for fiscal years beginning after December 15, 2010. The Company adopted this ASU during the three

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

months ended March 31, 2010 with respect to the new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, and its adoption did not have any significant impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact that the disclosure of activity in Level 3 fair value measurements will have on its consolidated financial statements, if any.

2. Acquisitions

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

The Company included Switch and Data’s results of operations from May 1, 2010 and estimated the fair value of assets acquired and liabilities assumed in its consolidated balance sheets beginning April 30, 2010. The Company incurred acquisition costs of $11,094,000 and $4,091,000, respectively, for the years ended December 31, 2010 and 2009 related to the Switch and Data Acquisition which were included in the consolidated statements of operations.

Additionally, as a result of the Switch and Data Acquisition, the Company incurred a restructuring charge of $5,360,000 during the year ended December 31, 2010 (see Note 16).

Fair Value of Consideration Transferred

Under the final terms of the Switch and Data Acquisition, each stock-electing share received 0.19409 shares of Equinix common stock, each cash-electing share received $19.06 in cash, and each non-electing share received 0.11321688 shares of Equinix common stock and $7.94189104 in cash, in each case subject to the terms of the merger agreement. Additionally, the Company assumed Switch and Data’s outstanding employee equity awards. The following table presents the fair value of consideration transferred to acquire Switch and Data at the Acquisition Date (dollars in thousands):

Cash (1)	$134,007
Common stock (2)	549,389
Switch and Data employee equity awards (3)	16,508

Total	$699,904

(1)	Represents payment for approximately 20% of Switch and Data’s total common stock outstanding as of the Acquisition Date.
(2)	Fair value of 5,458,413 shares of the Company’s common stock issued in exchange for approximately 80% of Switch and Data’s total common stock outstanding as of the Acquisition Date. The value of the Company’s common stock issued was determined based on the Company’s closing share price on the Acquisition Date, or $100.65 per share.
(3)	Represents fair value attributed to vested shares of Switch and Data employee equity awards which the Company assumed. The Company issued 476,943 options to purchase the Company’s common stock and 98,509 restricted stock units of the Company’s common stock to Switch and Data employees with an aggregate fair value of $35,395 in exchange for their options to purchase shares of and restricted stock units of Switch and Data (see Note 11).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Price Allocation

The Switch and Data Acquisition was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to Switch and Data’s net tangible and intangible assets based upon their fair value as of the Acquisition Date. During the quarter ended December 31, 2010, the Company finalized its purchase accounting after adjustments were made to the preliminary purchase price to reflect the finalization of liabilities acquired, deferred taxes and fair value of property, plant and equipment acquired and residual goodwill. The adjustments to the preliminary purchase allocation, in aggregate, had an insignificant impact to the Company’s financial statements as of and for the eight months ended December 31, 2010. Based upon the purchase price and the valuation of Switch and Data, the purchase price allocation was as follows (in thousands):

Cash and cash equivalents	$20,718
Accounts receivable	12,763
Other current assets	2,125
Property, plant and equipment	460,474
Goodwill	408,730
Intangible asset—customer contracts	98,920
Intangible asset—favorable leases	13,680
Intangible asset—other	3,370
Other assets	1,472

Total assets acquired	1,022,252
Accounts payable and accrued expenses	(21,656)
Accrued property, plant and equipment	(10,363)
Current portion of capital leases	(10,402)
Current portion of loan payable	(138,938)
Other current liabilities	(12,157)
Capital leases, less current portion	(38,998)
Unfavorable leases	(2,580)
Deferred tax liability	(66,460)
Other liabilities	(20,794)

Net assets acquired	$699,904

The following table presents certain information on the acquired identifiable intangible assets (dollars in thousands):

Intangible assets	Fair value	Estimated useful lives (years)	Weighted-average estimated useful lives (years)
Customer contracts	$98,920	11	11
Favorable leases	13,680	3 – 16	8.6
Other	3,370	0 – 10	4.9
Unfavorable leases	(2,580)	3 – 15	8.3

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company determined the fair value of the two property capital lease liabilities assumed in the Switch and Data Acquisition of $40,425,000 by calculating the present value of future cash flows using a discount rate of approximately 8.6%, which was equal to the average yield of industrial bonds with similar remaining terms as the leases. The Company determined that the fair value of the equipment capital lease liability assumed in the Switch and Data Acquisition was equal to the fair value of the underlying assets of $9,155,000 as of the Acquisition Date because the lease contained a bargain purchase option and the title of the leased property is expected to be transferred to the Company at the end of the lease term. A total of $408,730,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill is attributable to the workforce of Switch and Data and the significant synergies expected to arise after the Switch and Data Acquisition. Goodwill is not expected to be deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. Goodwill recorded as a result of the Switch and Data Acquisition is attributable to the Company’s North America reportable segment (see Note 15) and reporting unit (see Note 4).

For additional information on the Switch and Data debt assumed, refer to Note 7.

Unaudited Pro Forma Combined Consolidated Statements of Operations

The consolidated financial statements of the Company include the operations of Switch and Data from May 1, 2010 for the year ended December 31, 2010. Switch and Data recognized revenues of $152,961,000 and incurred a net loss of $1,147,000 for the period from May 1, 2010 through December 31, 2010, which were included in the Company’s consolidated financial statements.

The following unaudited pro forma combined consolidated financial information has been prepared to give effect to the Switch and Data Acquisition by the Company using the acquisition method of accounting and the Company’s repayment of Switch and Data’s outstanding debt and equipment capital lease (Note 7). The unaudited pro forma combined consolidated financial information reflect certain adjustments related to the Switch and Data Acquisition, such as additional depreciation and amortization expense on assets acquired from Switch and Data. These pro forma statements were prepared as if the Switch and Data Acquistion and the repayment of Switch and Data’s outstanding debt and equipment capital lease had been completed as of the beginning of each period presented.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unaudited pro forma combined consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred on January 1, 2010 and 2009, nor is it necessarily indicative of the future results of operations of the combined company.

The following table sets forth the unaudited pro forma consolidated combined results of operations for the years ended December 31 (in thousands, except per share data):

	2010	2009
Revenues	$1,296,289	$1,087,947
Net income	45,271	60,222
Earnings per share:
Basic earnings per share	0.99	1.37
Diluted earnings per share	0.97	1.33

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

Virtu Acquisition

On February 5, 2008, a wholly-owned subsidiary of the Company acquired all of the issued and outstanding share capital of Virtu, a provider of network-neutral data center services in the Netherlands, for a cash payment of $23,345,000, including closing costs (the “Virtu Acquisition”). Under the terms of the Virtu Acquisition, the Company may also pay additional future contingent consideration, which will be payable in the form of up to 20,000 shares of the Company’s common stock and cash of up to 1,500,000 Euros, contingent upon meeting certain pre-determined future annual operating targets from 2008 to 2011 (the 2008, 2009 and 2010 targets were not met and, therefore, no accrual was recognized). Such contingent consideration, if paid, will be recorded as additional goodwill. Virtu, a similar business to that of the Company, operated data centers in the Netherlands, and supplements the Company’s existing European operations. The combined company predominantly operates under the Equinix name. The results of operations for Virtu are not significant to the Company; therefore, the Company does not present its purchase price allocation or pro forma combined results of operations.

3. IBX Data Center Acquisitions and Expansions

Although the Company owns certain of its IBX data centers through property acquisitions, the Company leases a majority of its IBX data centers under non-cancellable operating lease agreements. For further information on the Company’s operating lease commitments, see “Operating Lease Commitments” in Note 13 below. For those significant IBX acquisition and expansion projects not subject to operating lease arrangements, the Company presents the following information for the years ended December 31, 2010 and 2009:

Amsterdam IBX Property Acquisition

In December 2010, the Company purchased property, comprised of two buildings and prepaid ground leases, located in Amsterdam, Netherlands, for $21,737,000, including closing costs, which the Company paid in

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

full in a cash transaction in December 2010. The Company allocated $14,861,000 towards property, plant and equipment and $6,876,000 towards the prepaid ground leases, which is reflected as prepaid rent (reported within other current assets and other assets) on the accompanying consolidated balance sheet. The current terms for the prepaid ground leases extend through 2032 and 2033 and can be extended in 50-year increments in perpetuity. The Company had leased the two buildings prior to purchasing the property. Prior to April 2010, the leases were accounted for as operating leases; however, in April 2010, due to certain construction activity, the Company recorded building assets and a corresponding financing obligation liability for the building element of the leases. Just prior to the property purchase in December 2010, the building asset and financing obligation liability totaled $9,351,000 and $11,102,000, respectively, and the net difference totaling $1,751,000 was allocated to the purchased building assets.

Sydney 3 IBX Expansion Project

In June 2010, the Company entered into a lease for a building that the Company and the landlord will both jointly develop to meet the Company’s needs and which the Company will ultimately convert into its third IBX data center in Sydney, Australia (the “Sydney 3 IBX Expansion Project” and the “Sydney 3 Lease”). The Sydney 3 Lease has a term of 15 years and a total cumulative rent obligation of approximately $29,669,000 commencing September 2010. Monthly payments under the Sydney 3 Lease will commence in March 2012 and will be made through January 2030 at an effective interest rate of 2.86% The landlord began modifying the building structure to the Company’s specifications in June 2010. Pursuant to the accounting standard for lessee’s involvement in asset construction and for leasing transactions involving special-purpose entities, the Company is now considered the owner of the building during the construction phase due to the structural building work that the landlord is now undertaking on the Company’s behalf. As a result, the Company will be recording a building asset during the construction period and a related financing liability (the “Sydney 3 IBX Building Financing”), while the underlying land will be considered an operating lease. The building is expected to be completed during the first half of 2011. In connection with the Sydney 3 IBX Building Financing, the Company recorded a building asset and a corresponding financing obligation liability totaling approximately $11,053,000, representing the fair value of the existing building structure and the estimated percentage-of-completion of the building as of December 31, 2010.

Paris 3 IBX Expansion Project

In September 2008, the Company entered into a capital lease for a space within a warehouse building in the Paris, France metro area adjacent to one of its existing Paris IBX data centers, which will become the Company’s third IBX data center in the Paris metro area (the “Paris 3 IBX Lease”). The Company took possession of this property in the fourth quarter of 2008, and as a result, recorded a property, plant and equipment asset, as well as a capital lease obligation, totaling 28,137,000 Euros or approximately $39,311,000. In April 2010, the Company amended the Paris 3 IBX Lease to take on additional space effective July 2010 (the “Paris 3 IBX Lease Amendment”), which the Company will use to expand its Paris 3 IBX data center. The Paris 3 IBX Lease Amendment has the same lease end date as the Paris 3 IBX Lease and a total cumulative rent obligation of approximately $67,315,000. Monthly payments under the Paris 3 IBX Lease Amendment commenced in October 2010 and will be made through September 2020 at an effective interest rate of 8.46%. The Paris 3 IBX Lease was accounted for as a capital lease; however, due to structural work that was made to the property related to the new space, which the Company obtained in July 2010, pursuant to the accounting standards for lessee’s involvement in asset construction and for leasing transactions involving special-purpose entities, the Company is now considered the owner of the property. As a result, the Company removed both the capital lease asset, which had a net book value totaling approximately $35,149,000, and capital lease obligation totaling approximately $37,706,000 in July 2010 and replaced them with a building asset totaling approximately $56,370,000 and a related financing obligation liability (the “Paris 3 IBX Building Financing”) totaling approximately $58,927,000.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Zurich IBX Expansion Project

In June 2009, the Company entered into a lease for building space within a multi-floor, multi-tenant building that the Company will convert into its fourth IBX data center in Zurich, Switzerland (the “Zurich Lease” and the “Zurich IBX Expansion Project”). The Zurich Lease has a fixed term of 10 years, with options to extend for up to an additional 10 years, in five-year increments. Cumulative minimum payments under the Zurich Lease total approximately $8,729,000 over the Zurich Lease term, which does not include any rent obligation for the extension periods. Monthly payments under the Zurich Lease commenced in July 2009 and will be made through April 2019 at an effective interest rate of 4.68%. Pursuant to the accounting standard for lessee’s involvement in asset construction and for leasing transactions involving special-purpose entities, the Company is considered the owner of the leased building space during the construction phase due to some specific provisions contained in the Zurich Lease. As a result, during the year ended December 31, 2009, the Company recorded a building asset and a related financing liability (the “Zurich IBX Building Financing”) totaling approximately $11,470,000.

4. Balance Sheet Components

Cash, Cash Equivalents and Short-Term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following as of (in thousands):

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency obligations	$391,945	$12	$—	$391,957
Cash and money markets	195,860	—	—	195,860
Corporate bonds	2,632	13	—	2,645
Asset-backed securities	2,266	112	(1)	2,377

Total available-for-sale securities	592,703	137	(1)	592,839
Less amounts classified as cash and cash equivalents	(442,833)	(8)	—	(442,841)

Total securities classified as investments	149,870	129	(1)	149,998
Less amounts classified as short-term investments	(147,176)	(16)	—	(147,192)

Total long-term investments	$2,694	$113	$(1)	$2,806

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency obligations	$437,764	$162	$(3)	$437,923
Cash and money markets	147,059	—	—	147,059
Corporate bonds	12,400	203	—	12,603
Asset-backed securities	5,543	134	(4)	5,673
Other securities	1,108	1	—	1,109

Total available-for-sale securities	603,874	500	(7)	604,367
Less amounts classified as cash and cash equivalents	(346,059)	—	3	(346,056)

Total securities classified as investments	257,815	500	(4)	258,311
Less amounts classified as short-term investments	(248,300)	(208)	—	(248,508)

Total long-term investments	$9,515	$292	$(4)	$9,803

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010 and December 31, 2009, cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less. The maturities of securities classified as short-term investments were one year or less as of December 31, 2010 and December 31, 2009. The maturities of securities classified as long-term investments were greater than one year and less than three years as of December 31, 2010 and December 31, 2009.

During the year ended December 31, 2008, the Company’s investments in a money market fund, the Reserve Primary Fund (the “Reserve”), suffered a decline in its Net Asset Value (“NAV”) below $1 per share when the Reserve valued its exposure to investments held in Lehman Brothers Holdings, Inc. (“Lehman Brothers”) at zero. The Reserve held investments in commercial paper and short term-notes issued by Lehman Brothers, which filed for Chapter 11 bankruptcy protection in September 2008. As a result of this decline, the Company reclassified its investments in the Reserve from Level 1 of the fair value hierarchy to Level 3 of the fair value hierarchy (see Note 6, “Fair Value Measurement”) during the year ended December 31, 2008. The following table summarizes the activities of the Company’s investments in the Reserve which were measured at fair value (in thousands):

Balance at December 31, 2007	$50,940
Other-than-temporary impairment losses (1)	(1,527)
Cash settlements	(40,163)

Balance at December 31, 2008	9,250
Other-than-temporary impairment losses (1)	(2,590)
Cash settlements	(6,660)

Balance at December 31, 2009	$—

(1)	Included in the consolidated statements of operations.

In January 2010 and July 2010, the Company received additional distributions totaling $3,626,000 from its investment in the Reserve. As a result, during the year ended December 31, 2010, the Company recorded a recovery of other-than-temporary impairment loss, which is included in the Company’s accompanying consolidated statement of operations.

The other-than-temporary impairment losses that the Company recorded during the years ended December 31, 2008 and 2009 as described above were entirely credit losses with nothing required to be reclassified from earnings to accumulated other comprehensive income (loss) for non-credit portions in either period.

As of December 31, 2010, the Company’s net unrealized gains (losses) on its available-for-sale securities were comprised of the following (in thousands):

	Unrealized gains	Unrealized losses	Net unrealized gain (losses)
Cash and cash equivalents	$8	$—	$8
Short-term investments	16	—	16
Long-term investments	113	(1)	112

	$137	$(1)	$136

None of the securities held at December 31, 2010 were other-than-temporarily impaired.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While certain marketable securities carry unrealized losses, the Company expects that it will receive both principal and interest according to the stated terms of each of the securities and that the increase or decline in market value is primarily due to changes in the interest rate environment from the time the securities were purchased as compared to interest rates at December 31, 2010.

The following table summarizes the fair value and gross unrealized losses related to one available-for-sale security with an aggregate cost basis of $393,000, aggregated by type of investment and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2010 (in thousands):

	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or more
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Asset-backed securities	$—	$—	$392	$(1)

	$—	$—	$392	$(1)

While the Company does not believe it holds investments that are other-than-temporarily impaired and believes that the Company’s investments will mature at par, as of December 31, 2010, the Company’s investments are subject to the currently adverse market conditions. If market conditions were to deteriorate, the Company could sustain other-than-temporary impairments to its investment portfolio which could result in additional realized losses being recorded in interest income, net or securities markets could become inactive which could affect the liquidity of the Company’s investments. As securities mature, the Company has reinvested the proceeds in U.S. government securities, such as Treasury bills and Treasury notes, of a short-term duration and lower yield in order to meet its capital expenditure requirements. As a result, the Company expects to recognize lower interest income in future periods.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value and gross unrealized losses related to six available-for-sale securities with an aggregate cost basis of $189,644,000, aggregated by type of investment and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2009 (in thousands):

	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or more
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government and agency obligations	$188,999	$(3)	$—	$—
Asset-backed securities	—	—	638	(4)

	$188,999	$(3)	$638	$(4)

Accounts Receivable

Accounts receivable, net, consisted of the following as of December 31 (in thousands):

	2010	2009
Accounts receivable	$210,919	$126,122
Unearned revenue	(90,753)	(59,635)
Allowance for doubtful accounts	(3,808)	(1,720)

	$116,358	$64,767

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

The following table summarizes the activity of the Company’s allowance for doubtful accounts (in thousands):

Balance as of December 31, 2007	$446
Bad debt expense	1,582
Recoveries (write-offs)	3
Impact of foreign currency exchange	6

Balance as of December 31, 2008	2,037
Bad debt expense	(15)
Recoveries (write-offs)	(346)
Impact of foreign currency exchange	44

Balance as of December 31, 2009	1,720
Bad debt expense	2,056
Recoveries (write-offs)	28
Impact of foreign currency exchange	4

Balance as of December 31, 2010	$3,808

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Current Assets

Other current assets consisted of the following as of December 31 (in thousands):

	2010	2009
Prepaid expenses	$17,810	$10,277
Taxes receivable	6,857	7,081
Other receivables	4,779	2,083
Foreign currency forward contract receivable	—	498
Other current assets	3,515	1,795

	$32,961	$21,734

Property, Plant and Equipment

Property, plant and equipment consisted of the following as of December 31 (in thousands):

	2010	2009
IBX plant and machinery	$1,522,561	$925,360
Leasehold improvements	884,654	552,548
Buildings	339,636	277,247
Site improvements	307,933	231,437
IBX equipment	263,995	175,030
Computer equipment and software	114,263	85,472
Land	89,312	84,681
Furniture and fixtures	15,602	11,428
Construction in progress	128,535	243,129

	3,666,491	2,586,332
Less accumulated depreciation	(1,015,538)	(778,217)

	$2,650,953	$1,808,115

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $117,289,000 and $87,138,000 at December 31, 2010 and 2009, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $29,235,000 and $22,381,000 as of December 31, 2010 and 2009, respectively.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangibles

Goodwill and other intangible assets, net, consisted of the following as of December 31 (in thousands):

	2010	2009
Goodwill:
North America	$408,730	$—
Europe	345,486	362,569
Asia-Pacific	20,149	18,481

	774,365	381,050

Other intangibles:
Intangible asset—customer contracts	156,621	60,499
Intangible asset—favorable leases	18,285	4,690
Intangible asset—others	3,483	111

	178,389	65,301
Accumulated amortization	(27,444)	(14,286)

	150,945	51,015

	$925,310	$432,065

Changes in the carrying amount of goodwill by geographic regions are as follows (in thousands):

	North America	Europe	Asia-Pacific	Total
Balance at December 31, 2008	$—	$324,674	$18,155	$342,829
Virtu acquisition (see Note 2)	—	4,232	—	4,232
Impact of foreign currency exchange	—	33,663	326	33,989

Balance at December 31, 2009	—	362,569	18,481	381,050
Switch and Data acquisition (see Note 2)	408,730	—	—	408,730
Impact of foreign currency exchange	—	(17,083)	1,668	(15,415)

Balance at December 31, 2010	$408,730	$345,486	$20,149	$774,365

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the gross book value of intangible assets by geographic regions are as follows (in thousands):

	North America	Europe	Asia-Pacific	Total
Intangible assets, gross at December 31, 2008	$1,428	$57,390	$—	$58,818
Other intangibles	865	—	—	865
Impact of foreign currency exchange	—	5,618	—	5,618

Intangible assets, gross at December 31, 2009	2,293	63,008	—	65,301
Switch and Data acquisition (see Note 2)	115,970	—	—	115,970
Impact of foreign currency exchange	176	(3,058)	—	(2,882)

Intangible assets, gross at December 31, 2010	$118,439	$59,950	$—	$178,389

For the years ended December 31, 2010, 2009 and 2008, the Company recorded amortization expense of $13,632,000, $5,555,000 and $6,868,000, respectively, associated with its other intangible assets. Estimated future amortization expense related to these intangibles is as follows (in thousands):

Year ending:
2011	$16,683
2012	16,537
2013	16,489
2014	16,236
2015	15,826
2016 and thereafter	69,174

Total	$150,945

Other Assets

Other assets consisted of the following as of December 31 (in thousands):

	2010	2009
Debt issuance costs, net	$34,066	$19,762
Deposits	24,604	28,032
Prepaid expenses, non-current	9,597	3,247
Restricted cash	4,309	3,021
Other assets, non-current	1,361	1,047

	$73,937	$55,109

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of December 31 (in thousands):

	2010	2009
Accounts payable	$12,585	$14,874
Accrued compensation and benefits	53,259	35,809
Accrued interest	25,456	6,235
Accrued utilities and security	18,346	13,526
Accrued taxes	15,707	14,508
Accrued professional fees	3,786	4,657
Accrued repairs and maintenance	2,894	2,713
Accrued other	13,821	6,731

	$145,854	$99,053

Other Current Liabilities

Other current liabilities consisted of the following as of December 31 (in thousands):

	2010	2009
Deferred installation revenue	$31,149	$26,319
Customer deposits	12,624	8,406
Accrued restructuring charges	3,089	2,043
Deferred recurring revenue	2,349	2,689
Deferred tax liabilities	993	814
Deferred rent	585	403
Asset retirement obligations	445	—
Other current liabilities	1,394	492

	$52,628	$41,166

Other Liabilities

Other liabilities consisted of the following as of December 31 (in thousands):

	2010	2009
Asset retirement obligations	$46,322	$17,710
Deferred rent, non-current	43,705	34,288
Deferred installation revenue, non-current	19,488	18,228
Deferred recurring revenue, non-current	4,897	5,160
Customer deposits, non-current	4,206	5,813
Interest rate swap payable, non-current	—	8,496
Accrued restructuring charges, non-current	3,952	3,876
Other liabilities	2,473	1,095

	$125,043	$94,666

The Company currently leases the majority of its IBX data centers and certain equipment under non-cancelable operating lease agreements expiring through 2035. The IBX data center lease agreements

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated some rent expense abatement periods for certain leases to better match the phased build-out of its centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent.

5. Derivative and Hedging Instruments

The Company employed interest rate swaps to partially offset its exposure to variability in interest payments due to fluctuations in interest rates for certain of its variable-rate debt. As of December 31, 2010, the Company had no outstanding interest rate swaps. The Company employs foreign currency forward contracts to partially offset its business exposure to foreign exchange risk for certain existing foreign currency-denominated assets and liabilities.

Cash Flow Hedges—Interest Rate Swaps

During the year ended December 31, 2010, the Company prepaid and terminated the Chicago IBX Financing and the European Financing (see Note 7) and the associated interest rate swaps.

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

As of December 31, 2009, the Company designated its interest rate swaps as highly effective hedge relationships at achieving offsetting changes in cash flows with an insignificant amount of ineffectiveness recorded in interest expense on the accompanying consolidated statements of operations.

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

The Company has not designated the foreign currency forward contracts as hedging instruments under the accounting standard for derivatives and hedging. Gains and losses on these contracts are included in other income (expense), net, along with those foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward contracts. The Company entered into various

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

foreign currency forward contracts during the years ended December 31, 2010 and 2009. As of December 31, 2010, the Company had gross assets totaling $138,000 and gross liabilities totaling $196,000 representing the fair values of these foreign currency forward contracts. As of December 31, 2010, the Company’s foreign currency forward contracts, net, by counter party, were included within other current liabilities. As of December 31, 2009, the Company had gross assets totaling $504,000 and gross liabilities totaling $6,000 representing the fair values of these foreign currency forward contracts. As of December 31, 2009, the Company’s foreign currency forward contracts, net, by counter party, were included within other current assets.

The following table sets forth the Company’s net gain (loss), which is reflected in other income (expense) on the accompanying consolidated statement of operations, in connection with its foreign currency forward contracts for the years ended December 31 (in thousands):

	2010	2009	2008
Net gain (loss)	$(69)	$365	$7,835

6. Fair Value Measurements

The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2010 were as follows (in thousands):

	Fair value at December 31, 2010	Fair value measurement using
		Level 1	Level 2	Level 3
Assets:
U.S. government and agency obligations	$391,957	$—	$391,957	$—
Cash and money markets	195,860	195,860	—	—
Corporate bonds	2,645	—	2,645	—
Asset-backed securities	2,377	—	2,377	—
Foreign currency forward contracts (1)	138	—	138	—

	$592,977	$195,860	$397,117	$—

Liabilities:
Foreign currency forward contracts (1)	$196	$—	$196	$—

	$196	$—	$196	$—

(1)	Represents gross fair value. Total fair value, net is included within other current liabilities in the Company’s accompanying consolidated balance sheets.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2009 were as follows (in thousands):

	Fair value at December 31, 2009	Fair value measurement using
		Level 1	Level 2	Level 3
Assets:
U.S. government and agency obligations	$437,923	$—	$437,923	$—
Cash and money markets	147,059	147,059	—	—
Corporate bonds	12,603	—	12,603	—
Asset-backed securities	5,543	—	5,543	—
Other securities	1,109	—	1,109	—
Foreign currency forward contracts (1)	504	—	504	—

	$604,741	$147,059	$457,682	$—

Liabilities:
Foreign currency forward contracts (1)	$(6)	$—	$(6)	$—
Interest rate swaps (2)	(8,496)	—	(8,496)	—

	$(8,502)	$—	$(8,502)	$—

(1)	Represents gross fair value. Total fair value, net is included within other current assets in the Company’s accompanying consolidated balance sheets.
(2)	Included in the consolidated balance sheets within other liabilities.

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

The Company did not have any Level 3 financial assets during the year ended December 31, 2010.

During the year ended December 31, 2010, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.

During the year ended December 31, 2010, there were no impairment charges recorded in the Company’s statement of operations in connection with the Company’s goodwill and long-lived assets.

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

The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. However, the Company’s investments in the Reserve experienced a decline in its fair value as a result of its exposure to investments held in Lehman Brothers which filed for Chapter 11 bankruptcy protection in September 2008. The Company recorded

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other-than-temporary impairment losses on its investments in the Reserve and each of the individual securities which comprise the holdings in the Reserve was further evaluated. During the year ended December 31, 2008, the Company re-designated its investment in the Reserve from cash and cash equivalents to short-term investments. This re-designation was included in purchases of investments in investing activities in the Company’s accompanying consolidated statements of cash flows. The Company conducted its fair value assessment of the Reserve using Level 2 and Level 3 inputs. Management reviewed the Reserve’s underlying securities portfolio which is substantially comprised of discount notes, certificates of deposit and commercial paper issued by highly-rated institutions. Management evaluated the fair value of its unit interest in the Reserve itself, considering risk of collection, timing and other factors. These assumptions were inherently subjective and involved significant management judgment. As a result, the Company classified its holdings in the Reserve within Level 3 of the fair value hierarchy during the year ended December 31, 2009 (see Note 4, “Cash, Cash Equivalent and Short-Term and Long-Term Investments”).

The Company considers each category of investments held to be an asset group. The asset groups held at December 31, 2010 and 2009 were primarily U.S. government and agency securities, cash and money market funds, corporate bonds and asset-backed securities. The Company’s fair value assessment includes an evaluation by each of these securities held for sale, all of which continue to be classified within Level 2 of the fair value hierarchy.

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

Derivative Assets and Liabilities. In determining the fair value of the Company’s interest rate swap derivatives, the Company used the present value of expected cash flows based on observable market interest rate curves and volatilities commensurate with the term of each instrument and the credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the counterparty’s nonperformance risk. For foreign currency derivatives, the Company’s approach is to use forward contract and option valuation models employing market observable inputs, such as spot currency rates, time value and option volatilities and adjust for the credit default swap market. The Company determined that the significant inputs used to value its derivatives fall within Level 2 of the fair value hierarchy.

7. Debt Facilities

Senior Notes

In February 2010, the Company issued $750,000,000 aggregate principal amount of 8.125% Senior Notes due March 1, 2018 (the “Senior Notes”). Interest is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2010.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Debt issuance costs related to the Senior Notes, net of amortization, were $13,045,000 as of December 31, 2010.

Convertible Debt

The Company’s convertible debt consisted of the following as of December 31 (in thousands):

	2010	2009
2.50% Convertible Subordinated Notes	$250,000	$250,000
3.00% Convertible Subordinated Notes	395,986	395,986
4.75% Convertible Subordinated Notes	373,750	373,750

	1,019,736	1,019,736
Less amount representing debt discount	(103,399)	(126,030)

	916,337	893,706
Less current portion	—	—

	$916,337	$893,706

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

•

during any fiscal quarter (and only during that fiscal quarter) ending after June 30, 2007, if the sale price of the Company’s common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than 130% of the conversion price per share of common stock on such last trading day, which was $145.64 per share as of December 31, 2010 (the “Stock Price Condition Conversion Clause”);

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

Upon conversion, due to the conversion formulas associated with the 2.50% Convertible Subordinated Notes, if the Company’s stock is trading at levels exceeding 130% of the conversion price per share of common stock, and if the Company elects to pay any portion of the consideration in cash, additional consideration beyond the $250,000,000 of gross proceeds received would be required. However, in no event would the total number of shares issuable upon conversion of the 2.50% Convertible Subordinated Notes exceed 11.6036 per $1,000 principal amount of Convertible Subordinated Notes, subject to anti-dilution adjustments, or the equivalent of $86.18 per share of common stock or a total of 2,900,900 shares of the Company’s common stock. As of December 31, 2010, the 2.50% Convertible Subordinated Notes were convertible into 2,231,475 shares of the Company’s common stock.

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

The Company may only redeem all or a portion of the 2.50% Convertible Subordinated Notes at any time after April 16, 2010 for cash but only if the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days immediately prior to the day the Company gives notice of redemption is greater than 130% of the applicable conversion price per share of common stock on the date of the notice, which was $145.64 per share as of December 31, 2010. The redemption price will equal 100% of the principal amount of the 2.50% Convertible Subordinated Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Holders of the 2.50% Convertible Subordinated Notes have the right to require the Company to purchase with cash all or a portion of the 2.50% Convertible Subordinated Notes upon the occurrence of a fundamental change such as change of control at a purchase price equal to 100% of the principal amount of the 2.50%

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Subordinated Notes plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase. Following certain corporate transactions that constitute a change of control, the Company will increase the conversion rate for a holder who elects to convert the 2.50% Convertible Subordinated Notes in connection with such change of control in certain circumstances.

The Company’s 2.50% Convertible Subordinated Notes fall within the scope of the accounting standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) due to the Company’s ability to elect to repay the 2.50% Convertible Subordinated Notes in cash. The Company separately accounts for the liability and equity component in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods as prescribed in the FASB standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).

The Company has determined that the embedded conversion option in the 2.50% Convertible Subordinated Notes is not required to be separately accounted for as a derivative under the accounting standard for derivatives and hedging. Under the accounting standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), the Company separated the 2.50% Convertible Subordinated Notes into a liability component and an equity component. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds ascribed to the 2.50% Convertible Subordinated Notes as a whole. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification as prescribed in the accounting standard for derivative financial instruments indexed to, and potentially settled in, an entity’s own common stock and the accounting standard for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

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

	2010	2009
Equity component (1)	$52,263	$52,263

Liability component :
Principal	$250,000	$250,000
Less: debt discount, net (2)	(15,815)	(27,057)

Net carrying amount	$234,185	$222,943

(1)	Included in the consolidated balance sheets within additional paid-in capital.
(2)	Included in the consolidated balance sheets within convertible debt and is amortized over the remaining life of the 2.50% Convertible Subordinated Notes.

As of December 31, 2010, the remaining life of the 2.50% Convertible Subordinated Notes was 1.29 years.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth total interest expense recognized related to the 2.50% Convertible Subordinated Notes during the year ended December 31 (in thousands):

	2010	2009
Contractual interest expense	$6,250	$6,250
Amortization of debt issuance costs	1,236	1,244
Amortization of debt discount	11,242	10,418

Total interest expense	$18,728	$17,912

Effective interest rate of the liability component	8.37%	8.37%

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

Holders of the 3.00% Convertible Subordinated Notes may convert their notes at their option on any day up to and including the business day immediately preceding the maturity date into shares of the Company’s common stock. The base conversion rate is 7.436 shares of common stock per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to adjustment. This represents a base conversion price of approximately $134.48 per share of common stock. If, at the time of conversion, the applicable stock price of the Company’s common stock exceeds the base conversion price, the conversion rate will be determined pursuant to a formula resulting in the receipt of up to 4.4616 additional shares of common stock per $1,000 principal amount of the 3.00% Convertible Subordinated Notes, subject to adjustment. However, in no event would the total number of shares issuable upon conversion of the 3.00% Convertible Subordinated Notes exceed 11.8976 per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to anti-dilution adjustments, or the equivalent of $84.05 per share of the Company’s common stock or a total of 4,711,283 shares of the Company’s common stock. As of December 31, 2010, the 3.00% Convertible Subordinated Notes were convertible into 2,944,551 shares of the Company’s common stock.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon conversion, if the Company elected to pay a sufficiently large portion of the conversion obligation in cash, additional consideration beyond the $373,750,000 of gross proceeds received would be required. As of December 31, 2010, the 4.75% Convertible Subordinated Notes were convertible into 4,432,638 shares of the Company’s common stock.

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

Under an accounting standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), the Company separated the 4.75% Convertible Subordinated Notes into a liability component and an equity component. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds ascribed to the 4.75% Convertible Subordinated Notes as a whole. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification as prescribed in the accounting standard for derivative financial instruments indexed to, and potentially settled in, an entity’s own common stock and the accounting standard for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Issuance and transaction costs incurred at the time of the issuance of the 4.75% Convertible Subordinated Notes with third parties are allocated to the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. The 4.75% Convertible Subordinated Notes consisted of the following as of December 31 (in thousands):

	2010	2009
Equity component (1)	$104,794	$104,794

Liability component :
Principal	$373,750	$373,750
Less: debt discount, net (2)	(87,584)	(98,973)

Net carrying amount	$286,166	$274,777

(1)	Included in the consolidated balance sheets within additional paid-in capital.

(2)	Included in the consolidated balance sheets within convertible debt and is amortized over the remaining life of the 4.75% Convertible Subordinated Notes.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010, the remaining life of the 4.75% Convertible Subordinated Notes was 5.46 years.

The following table sets forth total interest expense recognized related to the 4.75% Convertible Subordinated Notes for the year ended December 31 (in thousands):

	2010	2009
Contractual interest expense	$17,753	$9,814
Amortization of debt issuance costs	1,033	573
Amortization of debt discount	11,390	5,820

	$30,176	$16,207

Effective interest rate of the liability component	10.88%	10.88%

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

Mortgage and Loans Payable

The Company’s non-convertible debt consisted of the following as of December 31 (in thousands):

	2010	2009
New Asia-Pacific financing	$120,315	$—
European financing	—	130,058
Chicago IBX financing	—	109,991
Mortgage payable	—	91,756
Asia-Pacific financing	—	64,559
Singapore financing	—	24,559
Netherlands financing	—	9,311
Bank of America revolving credit line	—	—

	120,315	430,234
Less current portion	(19,978)	(58,912)

	$100,337	$371,322

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Asia-Pacific Financing

In May 2010, five wholly-owned subsidiaries of the Company, located in Australia, Hong Kong, Japan and Singapore, completed a new multi-currency credit facility agreement for approximately $223,636,000 (the “New Asia-Pacific Financing”), comprising 79,153,000 Australian dollars, 370,433,000 Hong Kong dollars, 99,434,000 Singapore dollars and 1,513,400,000 Japanese yen. The New Asia-Pacific Financing replaced the Company’s previously existing Asia-Pacific Financing and Singapore Financing. The New Asia-Pacific Financing has a five-year term with semi-annual principal payments and quarterly debt service and consists of two tranches: (i) Tranche A totaling approximately $90,810,000 was available for immediate drawing upon satisfaction of certain conditions precedent and was used to refinance the existing Asia-Pacific Financing and Singapore Financing and (ii) Tranche B totaling approximately $132,826,000 is available for drawing in Australian, Hong Kong and Singapore dollars only for up to 24 months following the effective date of the New Asia-Pacific Financing. The New Asia Pacific Financing bears an interest rate of 3.50% above the local borrowing rates for the first 12 months and interest rates between 2.50%-3.50% above the local borrowing rates thereafter, depending on the leverage ratio within these five subsidiaries of the Company. The New Asia-Pacific Financing contains four financial covenants, which the Company and its five subsidiaries must comply with quarterly, consisting of two leverage ratios, an interest coverage ratio and a debt service ratio. The New Asia-Pacific Financing is guaranteed by the parent, Equinix, Inc., and is secured by most of the Company’s five subsidiaries’ assets and share pledges. During the year ended December 31, 2010, the Company’s five subsidiaries used part of the proceeds from Tranche A and Tranche B under the New Asia-Pacific Financing for the prepayment and termination of the existing Asia-Pacific Financing and the Singapore Financing. As of December 31, 2010, the Company’s five subsidiaries had fully utilized Tranche A and utilized approximately $40,402,000 of Tranche B under the New Asia-Pacific Financing. The loans payable under the New Asia-Pacific Financing have a final maturity date of March 2015. As of December 31, 2010, the Company and its five subsidiaries were in compliance with all financial covenants in connection with the New Asia-Pacific Financing. As of December 31, 2010, $120,315,000 was outstanding under the New Asia-Pacific Financing at an approximate blended interest rate of 4.86% per annum.

Debt issuance costs associated with the New Asia-Pacific Financing, net of amortization, were $8,027,000 as of December 31, 2010. Debt issuance costs associated with the previously-existing Asia-Pacific Financing and the Singapore Financing were written-off and recorded as losses on debt extinguishment (refer to “Loss on Debt Extinguishment and Interest Rate Swaps, Net” below).

European Financing

In September 2007, as a result of the IXEurope Acquisition (see Note 2), a wholly-owned subsidiary of the Company acquired a senior facilities agreement totaling approximately 82,000,000 British pounds, or approximately $132,600,000 (the “European Financing”). The European Financing was comprised of three facilities: (i) Facility A, which was available to draw upon through March 2008, provided for a term loan of up to approximately 40,000,000 British pounds and bore a floating interest rate per annum of between 0.875% and 2.25% above LIBOR or EURIBOR; (ii) Facility B, which was available to draw upon through June 2010, provided for a term loan of up to approximately 40,000,000 British pounds and bore a floating interest rate per annum of between 0.875% and 2.25% above LIBOR or EURIBOR and (iii) Facility C, which was available to draw upon through May 2014, provided for a revolving credit facility of up to approximately 2,000,000 British pounds and bore a floating interest rate per annum of between 0.875% and 2.125% above LIBOR or EURIBOR (collectively, the “Loans Payable”). The European Financing had a final maturity date of June 30, 2014 and interest was payable in periods of one, two, three or six months at the election of the Company. Facility A was repaid in 13 semi-annual installments which commenced June 30, 2008. Facility B was repaid in nine semi-annual installments which commenced June 30, 2010. Facility C was repaid at the final maturity date. The

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

European Financing was available to fund the Company’s operations in Europe, including capital expenditures, for certain subsidiaries in Europe and amounts could be drawn in British pounds, Euros or Swiss francs. Loans payable under the European Financing were available to fund certain of the Company’s expansion projects in France, Germany, Switzerland and the United Kingdom. Under the European Financing, the use of cash available in these certain European subsidiaries was limited to the general working capital needs of these subsidiaries or repaying the European Financing. The European Financing was collateralized by certain of the Company’s assets in Europe and contained several financial covenants specific to the Company’s European operations.

The European Financing required the Company to hedge the floating interest rates inherent in the European Financing (on just a portion of the total amounts outstanding). In May 2008, the Company entered into three interest rate swap agreements to hedge the interest payments on the equivalent principal of $89,065,000 of the European Financing, which would mature in May 2011. Under the terms of the interest rate swap transactions, the Company received interest payments based on rolling one-month EURIBOR and LIBOR terms and paid fixed interest rates ranging from 5.59% to 7.03% (swap rates ranging from 4.46% to 5.91% plus borrowing margin).

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

Chicago IBX Financing

In February 2007, the Company obtained a loan of up to $110,000,000 to finance up to 60% of the development and construction costs of an expansion project in the Chicago metro area (the “Chicago IBX Financing”). The Company periodically received advances of funds in conjunction with costs incurred for construction of its expansion project in the Chicago metro area (collectively, the “Loan Payable”). The Loan Payable had an initial maturity date of January 31, 2010, with options to extend for up to an additional two years, in one-year increments, upon satisfaction of certain extension conditions. In January 2010, the Company utilized one of the options to extend the Loan Payable under the Chicago IBX Financing for one year, which now was set to expire on January 31, 2011. The Loan Payable bore interest at a floating rate (one, three or six month LIBOR plus 2.75%) with interest payable monthly, which commenced in March 2007. The Chicago IBX Financing had no specific financial covenants and contained a limited parent company guaranty.

In May 2008, the Company entered into an interest rate swap agreement with one counterparty to hedge the interest payments on principal of $105,000,000 of the Chicago IBX Financing, which would mature in February 2011. Under the terms of the interest rate swap transaction, we received interest payments based on rolling one-month LIBOR terms and pay fixed interest rate of 6.34% (swap rate of 3.59% plus borrowing margin of 2.75%) (see Note 6).

In March 2010, the Company prepaid and terminated the Chicago IBX Financing, of which principal of $109,991,000 was outstanding. The Chicago IBX Financing was prepaid to the lender for an amount equal to 95.909% of the then outstanding principal balance, plus accrued and unpaid interest, resulting in a gain of $4,460,000. On the same date, the Company paid and terminated the interest rate swap associated with the Chicago IBX Financing totaling $3,160,000. For additional information, refer to “Loss on Debt Extinguishment and Interest Rate Swaps, Net” below.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage Payable

In December 2005, the Company financed the Ashburn Campus Property Acquisition with a $60,000,000, 8% mortgage to be amortized over 20 years (the “Mortgage Payable”). Payments for the Mortgage Payable were payable monthly, commencing February 2006, and would be payable through January 2026. The Mortgage Payable was collateralized by the Ashburn Campus property and related assets. Pursuant to the terms of the Mortgage Payable, the Company agreed to invest at least $40,000,000 in capital improvements to the Ashburn Campus by December 31, 2007. In December 2006, the Company obtained additional financing of $40,000,000, which increased the total amount financed by the Mortgage Payable from $60,000,000 to $100,000,000, on the same terms as the initial Mortgage Payable. The Company used this additional funding to finance expansion projects in the Washington, D.C. metro area. The Mortgage Payable had numerous covenants; however, there were no specific financial ratios or minimum operating performance covenants. In December 2010, the Company prepaid and terminated the Mortgage Payable, of which principal of $88,930,000 was outstanding. The Mortgage Payable was prepaid to the lender for an amount equal to 105.0% of then outstanding principal balance, plus accrued and unpaid interest, resulting in a loss of $4,448,000. For additional information, refer to “Loss on Debt Extinguishment and Interest Rate Swaps, Net” below.

Asia-Pacific Financing

In August 2007, two wholly-owned subsidiaries of the Company, located in Singapore and Tokyo, Japan, entered into an approximately $47,900,000 multi-currency credit facility agreement (the “Asia-Pacific Financing”), which is comprised of 23,000,000 Singapore dollars and 2,932,500,000 Japanese yen, respectively. During the year ended December 31, 2008, the Asia-Pacific Financing was amended to also enable our subsidiaries in Australia and Hong Kong to borrow up to 32,000,000 Australian dollars and 156,000,000 Hong Kong dollars, respectively, under the same general terms, amending the Asia-Pacific Financing into an approximately $96,700,000 multi-currency credit facility agreement. The Asia-Pacific Financing had a four-year term that allows these four subsidiaries to borrow up to their credit limits during the first 12-month period with repayment to occur over the remaining three years in twelve 12 quarterly installments (collectively, the “Loans Payable”). The Asia-Pacific Financing bore interest at a floating rate (the relevant three-month local cost of funds), as applicable, plus 1.85%-2.50% depending on the ratio of the Company’s senior indebtedness to its earnings before interest, taxes, depreciation and amortization, or EBITDA, with interest payable quarterly. Loans Payable under the Asia-Pacific Financing had a final maturity date of March 2012. The Asia-Pacific Financing might be used by these four subsidiaries to fund capital expenditures on leasehold improvements, equipment, and other installation costs related to expansion plans in Singapore, Tokyo, Sydney and Hong Kong. The Asia-Pacific Financing was guaranteed by the parent, Equinix, Inc., was secured by the assets of these four subsidiaries, including a pledge of their shares, and had several financial covenants specific to the Company’s Asia-Pacific operations. In May 2010, the Asia-Pacific Financing was terminated and replaced by the New Asia-Pacific Financing (see the above “New Asia-Pacific Financing”).

Singapore Financing

In September 2009, the Company’s wholly-owned subsidiary in Singapore entered into a 37,000,000 Singapore dollar, or approximately $26,338,000, credit facility agreement (the “Singapore Financing”). The Singapore Financing was comprised of two tranches: (i) Facility A, which was available for drawing upon through March 18, 2010, provided a term loan of up to 34,500,000 Singapore dollars and (ii) Facility B, which was available for drawing upon through September 12, 2010, provided a term loan of up to 2,500,000 Singapore dollars. Facility A would be repaid in nine semi-annual installments beginning August 2010 and Facility B would be repaid in eight semi-annual installments beginning February 2011 (collectively, the “Loan Payable”). The Loan Payable under the Singapore Financing bore interest at a floating rate (Swap offer rate plus 3.65% per

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

annum). The Singapore Financing had a final maturity date of August 31, 2014 and interest was payable in periods of one, three or six months at the election of the Company’s Singaporean subsidiary. The Singapore Financing was guaranteed by the parent, Equinix, and was secured by the assets of the Company’s second IBX data center in Singapore. The Singapore Financing had several financial covenants specific to the Company’s operations in Singapore. In May 2010, the Singapore Financing was terminated and replaced by the New Asia-Pacific Financing (see the above “New Asia-Pacific Financing”).

Netherlands Financing

In February 2008, as a result of the Virtu Acquisition, a wholly-owned subsidiary of the Company assumed senior credit facilities totaling approximately 5,500,000 Euros (the “Netherlands Financing”), which were callable by the lender and bore interest at a floating rate (three month EURIBOR plus 1.25%). In June 2009, the Company’s wholly-owned subsidiary in the Netherlands amended the Netherlands Financing by entering into a 7,000,000 Euro term loan to replace the previously outstanding senior credit facilities. The Netherlands Financing contained several financial covenants, was guaranteed by the Company and was collateralized by substantially all of the Company’s operations in the Netherlands (collectively, the “Loan Payable”). The Netherlands Financing had a final maturity date of June 30, 2016 with repayment to occur over the remaining seven years in 28 equal quarterly installments, which commenced in September 2009. The Loan Payable under the Netherlands Financing bore interest at a floating rate (three month EURIBOR plus 3.60% per annum). In June 2010, the Company prepaid and terminated the Netherlands Financing at par for a total payment of approximately $7,965,000 plus accrued and unpaid interest.

Bank of America Revolving Credit Line

In February 2009, the Company and one of its wholly-owned subsidiaries, as co-borrower, entered into a $25,000,000 one-year revolving credit facility with Bank of America (the “Bank of America Revolving Credit Line”). In February 2011, the Company amended the Bank of America Revolving Credit Line and extended the maturity date to February 2012. The Bank of America Revolving Credit Line is used primarily as a letter of credit issuing facility and to fund the Company’s working capital if so needed. The effect of issuing letters of credit under the Bank of America Revolving Credit Line reduces the amount available for borrowing under the Bank of America Revolving Credit Line. The Company may borrow, repay and reborrow under the Bank of America Revolving Credit Line at either the prime rate or at a borrowing margin of 2.75% over one, three or six month LIBOR, subject to a minimum borrowing cost of 3.00%. The Bank of America Revolving Credit Line contains three financial covenants, which the Company must comply with quarterly, consisting of a tangible net worth ratio, a debt service ratio and a senior leverage ratio and is unsecured. As of December 31, 2010, the Company was in compliance with all financial covenants in connection with the Bank of America Revolving Credit Line. The Bank of America Revolving Credit Line is available for renewal subject to mutual agreement by both parties. As of December 31, 2010, the Company had issued 13 irrevocable letters of credit totaling $18,330,000 under the Bank of America Revolving Credit Line. As a result, the amount available to borrow was $6,670,000 as of December 31, 2010.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2010, the Company prepaid and terminated an equipment capital lease assumed in connection with the Switch and Data Acquisition for a total payment of $9,191,000, resulting in a loss of $36,000. For additional information, refer to “Loss on Debt Extinguishment and Interest Rate Swaps, Net” below.

Loss on Debt Extinguishment and Interest Rate Swaps, Net

Loss on debt extinguishment and interest rate swaps, net for the year ended December 31, 2010 consisted of the following (in thousands):

Principal discount on the Chicago IBX financing	$4,460
Principal premium on the mortgage payable	(4,448)
Principal premium on the Switch and Data equipment capital lease	(36)
Write-off of unamortized debt issuance costs:
Chicago IBX financing	(474)
Asia-Pacific financing	(720)
Singapore financing	(502)
Mortgage payable	(908)

Subtotal – loss on debt extinguishment	(2,628)

Termination of interest rate swaps:
Chicago IBX financing interest rate swap	(3,160)
European financing interest rate swaps	(4,272)
Switch and Data interest rate swap	(83)
Interest rate swap termination fees	(44)

Subtotal – loss on interest rate swaps	(7,559)

Loss on debt extinguishment and interest rate swaps, net	$(10,187)

8. Capital Lease and Other Financing Obligations

Capital lease and other financing obligations consisted of the following as of December 31 (in thousands):

	2010	2009
Paris 3 IBX capital lease (see Note 3)	$58,296	$40,597
Los Angeles IBX financing	36,914	37,363
Washington, D.C. metro area IBX capital lease	28,497	30,119
U.S. headquarters capital lease	25,197	—
New Jersey capital lease	24,161	—
London IBX financing	15,917	14,003
Sunnyvale capital lease	15,268	—
San Jose IBX equipment & fiber financing	13,176	13,723
Zurich IBX financing (see Note 3)	12,574	11,470
Sydney 3 IBX financing (see Note 3)	11,053	—
Other capital lease and financing obligations	20,880	13,754

	261,933	161,029
Less current portion	(7,988)	(6,452)

	$253,945	$154,577

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

U.S. Headquarters Capital Lease

In May 2010, the Company entered into a lease for a building for the Company’s new headquarters, which is located at One Lagoon Drive, Redwood City, California (the “U.S. Headquarters Capital Lease”). The Company took possession of this property in July 2010. Monthly payments under the U.S. Headquarters Capital Lease commenced in October 2010 and will be made through September 2030 at an effective interest rate of 7.61%.

New Jersey Capital Lease

In April 2010, the Company assumed a New Jersey capital lease in connection with the Switch and Data Acquisition related to a property in North Bergen, New Jersey (the “New Jersey Capital Lease”). The New Jersey Capital Lease is payable monthly and will be made through July 2023 at an effective interest rate of 8.6% per annum.

London IBX Financing

In October 2008, the Company recorded the London IBX Financing. Monthly payments under the London IBX Financing commenced in January 2011 and will be made through January 2030 at an effective interest rate of 11.96% per annum.

Sunnyvale Capital Lease

In April 2010, the Company assumed a Sunnyvale capital lease in connection with the Switch and Data Acquisition related to a property in Sunnyvale, California (the “Sunnyvale Capital Lease”). The Sunnyvale Capital Lease is payable monthly and will be made through July 2022 at an effective interest rate of 8.6% per annum.

San Jose IBX Equipment & Fiber Financing

In February 2005, the Company recorded the San Jose IBX Equipment & Fiber Financing. Monthly payments under the San Jose IBX Equipment & Fiber Financing commenced in February 2005 and will be made through May 2020 at an effective interest rate of 8.50% per annum.

Other Capital Lease and Financing Obligations

The Company has numerous other capital lease and financing obligations with maturity dates ranging from 2011 to 2022 with a weighted-average effective interest rate of 7.63%.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Debt Maturities

Combined aggregate maturities for the Company’s various debt facilities and other financing obligations as of December 31, 2010 were as follows (in thousands) (unaudited):

	Convertible debt (1)	Senior notes (1)	Mortgage and loans payable (1)	Capital lease and other financing obligations (2)	Total
2011	$—	$—	$19,978	$27,959	$47,937
2012	250,000	—	24,827	28,435	303,262
2013	—	—	31,493	28,948	60,441
2014	395,986	—	28,974	29,660	454,620
2015	—	—	15,043	30,431	45,474
2016 and thereafter	373,750	750,000	—	237,711	1,361,461

	1,019,736	750,000	120,315	383,144	2,273,195
Less amount representing interest	—	—	—	(200,905)	(200,905)
Less amount representing debt discount	(103,399)	—	—	—	(103,399)
Plus amount representing residual property value	—	—	—	79,694	79,694

	916,337	750,000	120,315	261,933	2,048,585
Less current portion of principal	—	—	(19,978)	(7,988)	(27,966)

	$916,337	$750,000	$100,337	$253,945	$2,020,619

(1)	Represents principal only.
(2)	Represents principal and interest in accordance with minimum lease payments.

10. Stockholders’ Equity

The Company’s authorized share capital is 300,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 25,000,000 is designated Series A, 25,000,000 is designated as Series A-1 and 50,000,000 is undesignated. As of December 31, 2010 and 2009, the Company had no preferred stock issued and outstanding.

Common Stock

As of December 31, 2010, the Company has reserved the following shares of authorized but unissued shares of common stock for future issuance:

Conversion of 2.50% Convertible Subordinated Notes	2,900,900
Conversion of 3.00% Convertible Subordinated Notes	4,711,283
Conversion of 4.75% Convertible Subordinated Notes	4,432,638
Common stock options and restricted stock units	10,628,279
Common stock employee purchase plans	2,561,368

25,234,468

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive loss consisted of the following as of December 31 (in thousands):

	2010	2009
Foreign currency translation loss, net of tax of $151 and $1,485	$(112,096)	$(92,594)
Unrealized loss on interest rate swaps, net of tax of $0 and $3,469	—	(4,933)
Unrealized gain on available for sale securities, net of tax of $58 and $203	78	289

	$(112,018)	$(97,238)

11. Stock-Based Compensation

Switch and Data Acquisition

In April 2010, as a result of the Switch and Data Acquisition, the Company issued 476,943 options to purchase the Company’s common shares and 98,509 restricted stock units of the Company’s common shares to Switch and Data employees in exchange for their outstanding options to purchase shares of and restricted stock units of Switch and Data (see Note 2, “Switch and Data Acquisition”). An aggregate fair value of approximately $35,395,000 was attributed to these equity awards, of which $16,508,000 was included as part of the consideration of the Switch and Data Acquisition and the remaining $18,887,000 is expected to be amortized to stock-based compensation expense over a weighted-average period of 2.14 years.

Equity Compensation Plans

In May 2000, the Company’s stockholders approved the adoption of the 2000 Equity Incentive Plan as the successor plan to the 1998 Stock Plan. Beginning in August 2000, the Company no longer issued additional grants under the 1998 Stock Plan, and unexercised options under the 1998 Stock Plan that cancel due to an optionee’s termination may be reissued under the successor 2000 Equity Incentive Plan. Under the 2000 Equity Incentive Plan, nonstatutory stock options, restricted shares, restricted stock units, and stock appreciation rights may be granted to employees, outside directors and consultants at not less than 85% of the fair value on the date of grant, and incentive stock options may be granted to employees at not less than 100% of the fair value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and equity awards granted to employees and consultants on or after October 1, 2005 will generally expire seven years from the grant date, subject to continuous service of the optionee. Equity awards granted under the 2000 Equity Incentive Plan generally vest over four years. As of December 31, 2010, the Company had reserved a total of 16,807,926 shares for issuance under the 2000 Equity Incentive Plan of which 6,926,444 were still available for grant. The plan reserve was increased on January 1 each year through January 1, 2010 by the lesser of 6% of the common stock then outstanding or 6,000,000 shares. The 2000 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”), and the Compensation Committee may terminate or amend the plan, with approval of the stockholders as may be required by applicable law, at any time.

In May 2000, the Company’s stockholders approved the adoption of the 2000 Director Option Plan, which was amended and restated effective January 1, 2003. Under the 2000 Director Option Plan, each non-employee board member who was not previously an employee of the Company will receive an automatic initial nonstatutory stock option grant, which vests in four annual installments. In addition, each non-employee board member will receive an annual non-statutory stock option grant on the date of the Company’s regular Annual

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Meeting of Stockholders, provided the board member will continue to serve as a director thereafter. Such annual option grants shall vest in full on the earlier of a) the first anniversary of the grant, or b) the date of the regular Annual Meeting of Stockholders held in the year following the grant date. A new director who receives an initial option will not receive an annual option in the same calendar year. Options granted under the 2000 Director Option Plan will have an option price not less than 100% of the fair value on the date of grant and will have a 10-year contractual term, subject to continuous service of the board member. On December 18, 2008, the Company’s Board of Directors passed resolutions eliminating all automatic stock option grant mechanisms under the 2000 Director Plan, and replaced them with an automatic restricted stock unit grant mechanism under the 2000 Equity Incentive Plan. As of December 31, 2010, the Company had reserved 593,440 shares subject to options for issuance under the 2000 Director Option Plan of which 505,938 were still available for grant. An additional 50,000 shares was added to the reserve on January 1 each year through January 1, 2010. The 2000 Director Option Plan is administered by the Compensation Committee and the Compensation Committee may terminate or amend the plan, with approval of the stockholders as may be required by applicable law, at any time.

In September 2001, the Company adopted the 2001 Supplemental Stock Plan, under which non-statutory stock options and restricted shares/restricted stock units may be granted to consultants and employees who are not executive officers or board members, at not less than 85% of the fair value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and options granted on or after October 1, 2005 will generally expire seven years from the grant date, subject to continuous service of the optionee. Current stock options granted under the 2001 Supplemental Stock Plan generally vest over four years. As of December 31, 2010, the Company had reserved a total of 1,493,961 shares for issuance under the 2001 Supplemental Stock Plan, of which 260,189 were still available for grant. The 2001 Supplemental Stock Plan is administered by the Compensation Committee, and the plan will continue in effect indefinitely unless the Compensation Committee decides to terminate it earlier.

On April 30, 2010, in connection with the Company’s merger with Switch and Data Facilities Co., Inc., the Company assumed the outstanding equity awards under the Switch and Data 2007 Stock Incentive Plan, consisting of 476,943 stock options and 98,509 restricted stock units.

The 1998 Stock Plan, 2000 Equity Incentive Plan, 2000 Director Option Plan, 2001 Supplemental Stock Plan and `Switch and Data 2007 Stock Incentive Plan are collectively referred to as the “Equity Compensation Plans.”

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

Stock option activity under the Equity Compensation Plans is summarized as follows:

	Number of shares outstanding	Weighted- average exercise price per share
Stock options outstanding at December 31, 2007	3,130,918	$59.06
Stock options granted	88,600	81.60
Stock options exercised	(519,987)	38.30
Stock options canceled	(142,078)	74.89

Stock options outstanding at December 31, 2008	2,557,453	63.18
Stock options granted	—	—
Stock options exercised	(621,628)	48.89
Stock options canceled	(64,854)	97.58

Stock options outstanding at December 31, 2009	1,870,971	66.74
Stock options granted (1)	476,943	55.98
Stock options exercised	(610,896)	49.31
Stock options canceled	(267,652)	109.18

Stock options outstanding at December 31, 2010	1,469,366	62.77

(1)	Stock options issued in connection with the Switch and Data Acquistion (see “Switch and Data Acquisition” above).

The following table summarizes information about outstanding stock options as of December 31, 2010:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted- average remaining contractual life	Weighted- average exercise price	Number of shares	Weighted- average exercise price
$0.06 to $30.02	164,528	2.47	$20.86	164,528	$20.86
$30.24 to $41.93	151,639	4.72	36.26	109,618	38.57
$41.94 to $49.67	151,622	3.38	45.17	151,139	45.17
$50.67 to $52.85	218,600	2.01	52.80	218,600	52.80
$53.09 to $74.91	153,558	4.27	62.09	111,660	61.81
$75.38 to $75.38	200,379	2.96	75.38	192,615	75.38
$78.12 to $88.02	194,427	4.42	85.84	158,762	85.57
$88.39 to $98.19	153,842	4.53	95.09	127,416	95.01
$99.67 to $194.00	80,771	2.15	110.82	69,632	111.30

	1,469,366	3.44	62.77	1,303,970	62.04

The weighted-average exercise price of options outstanding at December 31, 2010, 2009 and 2008 was $62.77, $66.74 and $63.18, respectively. The weighted-average exercise price of options exercisable at December 31, 2010, 2009 and 2008 was $62.04, $63.87 and $58.66, respectively.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides the following additional disclosures for stock options as of December 31 (dollars in thousands):

	2010	2009	2008
Total fair value of stock options vested	$15,456	$19,066	$27,076
Total aggregate intrinsic value of stock options exercised (1)	29,379	23,701	24,335
Total aggregate intrinsic value of stock options outstanding (2)	32,620	80,104	17,683
Total aggregate intrinsic value of stock options exercisable (2)	29,638	71,783	16,506
Weighted-average remaining contractual life of stock options outstanding (in years)	3.44	3.96	4.90
Weighted-average remaining contractual life of stock options exercisable (in years)	3.14	3.87	4.69

(1)	The intrinsic value is calculated as the difference between the market value of the stock on the date of exercise and the exercise price of the option.
(2)	The intrinsic value is calculated as the difference between the market value of the stock as of December 31, 2010 and the exercise price of the option.

In July 2008, the Company began granting restricted stock units exclusively in lieu of stock options.

Fair Value Calculations – Stock Options

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options with the following weighted average assumptions for the years ended December 31:

	2010 (1)	2009	2008
Dividend yield	0%	—	0%
Expected volatility	37%	—	52%
Risk-free interest rate	1.11%	—	3.12%
Expected life (in years)	2.24	—	4.9

(1)	Valuation of stock options granted in connection with the Switch and Data Acquistion (see “Switch and Data Acquisition” above).

The weighted-average fair value of stock options per share on the date of grant was $53.42 and $39.22, respectively, for the years ended December 31, 2010 and 2008.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Shares and Restricted Stock Units

Restricted Shares

Prior to 2008, the Company granted two types of restricted shares to its executive officers:

1.	Unissued restricted shares at grant (2005 grant).

These shares became issued and outstanding shares when they vested. The activity of these restricted shares is summarized as follows:

	Number of shares outstanding	Weighted- average grant date fair value per share
Restricted shares outstanding, December 31, 2007	96,000	43.76
Restricted shares issued, vested	(64,000)	43.76

Restricted shares outstanding , December 31, 2008	32,000	43.76
Restricted shares issued, vested	(32,000)	43.76

Restricted shares outstanding , December 31, 2009	—	—

2.	Issued and outstanding restricted shares at grant (2006 and 2007 grants).

At the date of the grant, the Company issued these shares into restricted book-entry escrow accounts under the names of each of the executive officers. These shares have voting rights and are considered issued and outstanding. They are released from the escrow account as they vest. However, they are subject to forfeiture (and, therefore, canceled) if the individual officers do not meet the vesting requirements. The activity of these restricted shares is as follows:

	Number of shares outstanding	Weighted- average grant date fair value per share
Restricted shares outstanding, December 31, 2007	457,245	$62.09
Restricted shares granted	—	—
Restricted shares released, vested	(153,169)	63.09
Restricted shares canceled	(21,166)	77.11

Restricted shares outstanding, December 31, 2008	282,910	60.42
Restricted shares granted	—	—
Restricted shares released, vested	(137,535)	55.40
Restricted shares canceled	(28,875)	61.49

Restricted shares outstanding, December 31, 2009	116,500	66.09
Restricted shares granted	—	—
Restricted shares released, vested	(85,166)	65.54
Restricted shares canceled	—	—

Restricted shares outstanding, December 31, 2010	31,334	72.30

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units

During the past several years, the Company primarily grants restricted stock units to its employees, including executives and non-employee directors, in lieu of stock options. The Company grants restricted stock units that have a service condition only or have both a service and performance condition. Each unit is not considered issued and outstanding and does not have voting rights until it is converted into one share of the Company’s common stock upon vesting. Restricted stock unit activity is summarized as follows:

	Number of shares outstanding	Weighted- average grant date fair value per share
Restricted stock units outstanding at December 31, 2007	316,402	$77.79
Restricted stock units granted	606,737	76.37
Restricted stock units released, vested	(170,309)	80.38
Restricted stock units canceled	(53,875)	84.14

Restricted stock units outstanding at December 31, 2008	698,955	75.46
Restricted stock units granted	884,318	55.96
Restricted stock units released, vested	(308,459)	72.85
Restricted stock units canceled	(51,262)	71.83

Restricted stock units outstanding at December 31, 2009	1,223,552	62.18
Restricted stock units granted (1)	948,442	98.24
Restricted stock units released, vested	(574,918)	68.70
Restricted stock units canceled	(130,734)	87.67

Restricted stock units outstanding at December 31, 2010	1,466,342	80.68

(1)	Includes 98,509 restricted stock units issued in connection with the Switch and Data Acquisition (see “Switch and Data Acquisition” above).

The Company provides the following additional disclosures for restricted shares and restricted stock units as of December 31 (dollars in thousands):

	2010	2009	2008
Total aggregate intrinsic value of restricted stock units outstanding (1)	$119,155	$129,880	$37,177
Weighted average remaining contractual life of restricted stock units exercisable (in years)	1.25	1.30	1.42

(1)	The intrinsic value is calculated as the market value of the stock as of December 31, 2010.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Calculations – Restricted Shares and Restricted Stock Units

The Company used a Monte Carlo simulation option-pricing model to determine the fair value of restricted shares and restricted stock units that have both a service and market price condition with the following weighted average assumptions for the years ended December 31:

2008
Dividend yield	0%
Expected volatility	61%
Risk-free interest rate	3.74%

Commencing February 2008, the Company ceased granting restricted shares and restricted stock units with a market price condition. The Company uses fair value of its common stock traded in the market on the date of the grant to determine the fair value of restricted shares and restricted stock units that have a service condition only or have both a service and performance condition.

Employee Stock Purchase Plan

In June 2004, the Company’s stockholders approved the adoption of the 2004 Employee Stock Purchase Plan (the “2004 Purchase Plan”) as a successor plan to a previous plan that ceased activity in 2005. A total of 500,000 shares have been reserved for issuance under the 2004 Purchase Plan, and the number of shares available for issuance under the 2004 Purchase Plan automatically increases on January 1 each year, beginning in 2005, by the lesser of 2% of the shares of common stock then outstanding or 500,000 shares. As of December 31, 2010, a total of 2,561,368 shares remained available for purchase under the 2004 Purchase Plan. The 2004 Purchase Plan permits eligible employees to purchase common stock on favorable terms via payroll deductions of up to 15% of the employee’s cash compensation, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each February 15 and August 15 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 24 months with a purchase date every six months. The price of each share purchased is 85% of the lower of a) the fair value per share of common stock on the last trading day before the commencement of the applicable offering period or b) the fair value per share of common stock on the purchase date. The 2004 Purchase Plan is administered by the Compensation Committee of the Board of Directors, and such plan will terminate automatically in June 2014 unless a) the 2004 Purchase Plan is extended by the Board of Directors and b) the extension is approved within 12 months by the Company’s stockholders.

For the years ended December 31, 2010, 2009 and 2008, 207,212, 151,863 and 119,354 shares, respectively, were issued under the 2004 Purchase Plans at a weighted average purchase price of $46.80, $43.57 and $52.92 per share, respectively.

Fair Value Calculations—Employee Stock Purchase Plans

The Company uses the Black-Scholes option-pricing model to determine the fair value of shares purchased under the 2004 Purchase Plan with the following weighted average assumptions for the years ended December 31:

	2010	2009	2008
Dividend yield	0%	0%	0%
Expected volatility	51%	48%	59%
Risk-free interest rate	1.48%	2.70%	3.57%
Expected life (in years)	1.25	1.25	1.25

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value per share of shares purchased on the date of purchase was $28.97, $29.17 and $26.34, respectively, for the years ended December 31, 2010, 2009 and 2008.

Stock-Based Compensation Recognized in the Consolidated Statement of Operations

The Company generally recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the awards. However, for awards with market condition or performance condition, stock-based compensation expense is recognized on a straight-line basis over the requisite service period for each vesting tranche of the award.

As of December 31, 2010, the total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $86,259,000, which is expected to be recognized over a weighted-average period of 2.09 years.

The following table presents, by operating expense, the Company’s stock-based compensation expense recognized in the Company’s consolidated statement of operations for the three years ended December 31 (in thousands):

	2010	2009	2008
Cost of revenues	$6,082	$5,908	$4,641
Sales and marketing	12,666	10,329	10,637
General and administrative	48,740	36,819	39,807
Restructuring charges (1)	1,488	—	—

	$68,976	$53,056	$55,085

(1)	See note 16, “Switch and Data Restructuring Charge”.

The Company’s stock-based compensation recognized in the consolidated statement of operations was comprised of the following types of equity awards for the years ended December 31 (in thousands):

	2010	2009	2008
Stock options	$12,604	$16,008	$19,873
Restricted shares and restricted stock units	50,830	30,479	31,899
Employee stock purchase plans	5,542	6,569	3,313

	$68,976	$53,056	$55,085

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

During the years ended December 31, 2010, 2009 and 2008, the Company capitalized $1,240,000, $747,000 and $574,000, respectively, of stock-based compensation expense as construction in progress in property, plant and equipment.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Income Taxes

Income or loss before income taxes is attributable to the following geographic locations for the years ended December 31 (in thousands):

	2010	2009	2008
United States	$(1,942)	$69,343	$23,309
Foreign	51,822	39,685	(3,004)

Income before income taxes	$49,880	$109,028	$20,305

The provision for income tax consisted of the following components for the years ended December 31 (in thousands).

	2010	2009	2008
Current:
Federal	$—	$(152)	$—
State	(169)	(3,010)	(517)
Foreign	(6,197)	(8,957)	(1,302)

Subtotal	(6,366)	(12,119)	(1,819)

Deferred:
Federal	(3,162)	(30,288)	73,944
State	(1,017)	(1,957)	11,134
Foreign	(2,454)	4,767	4,360

Subtotal	(6,633)	(27,478)	89,438

Benefit (provision) for income taxes	$(12,999)	$(39,597)	$87,619

State and foreign taxes not based on income are included in general and administrative expenses and the aggregated amount is insignificant for the fiscal years ended December 31, 2010, 2009 and 2008.

The fiscal 2010, 2009 and 2008 income tax benefit (expense) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pre-tax income as a result of the following for the years ended December 31 (in thousands):

	2010	2009	2008
Federal tax at statutory rate	$(17,459)	$(38,160)	$(7,107)
State taxes	(1,186)	(4,967)	(702)
Deferred tax assets generated in current year not benefited	(7,088)	(6,028)	(5,036)
Disallowed acquisition costs	(3,105)	—	—
Stock option deduction	(560)	(2,758)	(672)
Change in valuation allowance	7,697	8,830	101,563
Disallowed executives’ compensation	(869)	(493)	(1,032)
Foreign financing benefits	7,238	—	—
Effect of tax settlement and rate change	—	—	(526)
Uncertain tax positions reserve	(641)	(15)	(286)
Foreign rate differential	5,098	4,830	1,518
Other, net	(2,124)	(836)	(101)

Total tax benefit (expense)	$(12,999)	$(39,597)	$87,619

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has not provided for U.S. federal income and foreign withholding taxes on the undistributed earnings from non-U.S. operations as of December 31, 2010 because the Company intends to reinvest the earnings outside the U.S. for an indefinite period of time. If the Company were to distribute these earnings to the U.S. in the form of dividends or otherwise, the Company could be subject to both U.S. income taxes and foreign withholding taxes. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below as of December 31 (in thousands):

	2010	2009
Deferred tax assets:
Depreciation and amortization	$—	$15,474
Reserves	31,884	32,820
Charitable contributions	141	73
Stock-based compensation	20,493	17,147
Unrealized currency loss	3	3,549
State tax	25	870
Net operating losses and credits	164,192	54,540

Gross deferred tax assets	216,738	124,473
Valuation allowance	(42,040)	(34,364)

Total deferred tax assets	174,698	90,109

Deferred tax liabilities:
Depreciation and amortization	(81,198)	—
Debt discount	(26,154)	(32,526)
Fixed assets fair value step-up	(59,642)	(16,765)
Intangibles	(56,763)	(15,576)

Total deferred tax liabilities	(223,757)	(64,867)

Net deferred tax assets (liabilities)	$(49,059)	$25,242

The $49,059,000 of deferred tax liabilities as of December 31, 2010 are attributable to the Company’s operations in the United States, Canada and certain entities in Europe. The $25,242,000 of deferred tax assets as of December 31, 2009 are attributable to the Company’s operations in the United States, Australia, Hong Kong, Singapore and certain entities in Europe.

As a result of the Switch and Data Acquisition, the Company recognized deferred tax liabilities in the U.S. and Canada for $66,493,000 attributable to identifiable intangibles and fixed assets’ fair value step-ups related to the purchase. In addition, as a result of the Upminster Acquisiton and Virtu Acquisition, the Company recognized deferred tax liabilities in a number of European jurisdictions attributable to the identifiable intangibles and fixed assets’ fair value step-ups related to the purchases. The Company’s deferred tax assets and liabilities are included in other current assets, other current liabilities, other assets and other liabilities on the accompanying consolidated balance sheets as of December 31, 2010 and 2009.

The Company’s accounting for deferred taxes involves weighing positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each tax jurisdiction. After considering such evidence as the nature, frequency and severity of current and cumulative financial reporting losses, and the sources of future

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taxable income and tax planning strategies, management concluded that a 100% valuation allowance was required in certain foreign jurisdictions. A valuation allowance is provided for the deferred tax assets, net of deferred tax liabilities, associated with the Company’s operations in certain jurisdictions located in the Company’s Asia-Pacific and European regions. The operations in these jurisdictions still have significant losses as of the end of 2010. As such, management does not believe these operations have established a sustained history of profitability and that a valuation allowance is therefore necessary.

During the year ended December 31, 2010, the Company released the valuation allowances of $5,200,000 and $2,100,000, respectively, against the deferred tax assets with one of its German entities and one of its Singaporean entities, as the German entity has sustained the consecutive two years profitability and is expected to be profitable in future years while the Singapore entity is merging into another profitable entity in the same jurisdiction while preserving all of its tax attributes. Upon evaluating the positive and negative evidence, management concluded it is more likely than not that the deferred tax assets of both entities will be fully realizable in the foreseeable future.

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

Negative Evidence:

•

The U.S. business had no history of annual profitability prior to 2008 since inception. The cumulative losses since inception are significant and the net operating loss carry forwards as of December 31, 2008 for federal purposes were approximately $148,000,000.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company also released the valuation allowance against the deferred tax assets in Australia at the end of fiscal year 2008, as such operations had been profitable every quarter in the three-year period. Upon evaluating the positive and negative evidence, management concluded it was more likely than not that the deferred tax assets will be fully realizable in its operations in Australia. The operations in Australia, Hong Kong, U.K. and the U.S. generated profit during the year ended December 31, 2010.

Federal and state tax laws, including California tax laws, impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. In 2003, the Company conducted an analysis to determine whether an ownership change had occurred due to significant stock transactions in each of the reporting years disclosed at that time. The analysis indicated that an ownership change occurred during the fiscal year 2002, which resulted in an annual limitation of approximately $819,000 for net operating loss carryforwards generated prior to 2003. Therefore, the Company substantially reduced its federal and state net operating loss carryforwards for the periods prior to 2003 to approximately $16,400,000. In addition, an ownership change under Section 382 of the Internal Revenue Code was triggered in September 2007 by the issuance of 4,211,939 shares of the Company’s common stock. However, the annual limitation associated with this ownership change is not meaningful due to the substantial market capitalization of the Company at the time of the ownership change. The Company determined that no Section 382 ownership change occurred in 2010. In addition, the net operating loss acquired in the Switch and Data Acquisition is subject to the Section 382 limitation; however, the Company has determined that none of the acquired net operating loss will expire unused as a result of the limitation.

The Company expects to pay an insignificant amount of cash tax for fiscal year 2011. The tax costs will be primarily limited to foreign income tax for the Company’s operations in Australia and Europe, and state income taxes.

The Company did not pay a significant amount of tax for fiscal year 2010. The tax costs are primarily limited to foreign income tax for the Company’s operations in Europe.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had net operating loss carryforwards of approximately $517,988,000 and $209,776,000, respectively, for federal and state income tax purposes as of December 31, 2010. The net operating loss carryforwards expire, if not utilized, at various intervals from the years 2011 through 2030 as outlined below (in thousands):

Expiration Date	Net Operating Loss Carry Forwards
	Federal	States
2011 to 2013	$—	$7,194
2014 to 2016	—	9,012
2017 to 2019	10,950	69,408
2020 to 2022	103,886	53,637
2023 to 2025	67,905	23,644
2026 to 2028	145,043	31,416
2029 & thereafter	190,204	15,465

	$517,988	$209,776

Approximately $132,000,000 of the total net operating loss carryforwards is attributable to excess employee stock option deductions, the benefit from which will be credited to additional paid-in capital when subsequently utilized in future years. In addition, the Company’s foreign operations had approximately $135,675,000 of net operating loss carryforwards for local income tax purposes, of which approximately $36,912,000 expires, if not utilized, at various intervals from the years 2011 through 2019 while the rest of the foreign operating losses can be carried forward indefinitely.

The beginning and ending balances of the Company’s unrecognized tax benefits are reconciled below (in thousands):

Unrecognized tax benefits as of December 31, 2007	$2,166
Gross increase related to prior year tax positions	84
Gross increase related to current year tax positions	310
Settlement	(1,373)

Unrecognized tax benefits as of December 31, 2008	1,187
Gross increase related to prior year tax positions	112
Gross increase related to current year tax positions	260
Settlement	—

Unrecognized tax benefits as of December 31, 2009	1,559
Gross increase related to prior year tax positions	14,742
Gross increase related to current year tax positions	315
Settlement	—

Unrecognized tax benefits as of December 31, 2010	$16,616

The unrecognized tax benefits of $16,616,000 as of December 31, 2010, if subsequently recognized, will affect the Company’s effective tax rate favorably at the time when such a benefit is recognized. As a result of the Switch and Data Acquisition, the Company increased the unrecognized tax benefits by $13,893,000 related to the uncertain tax positions relating to prior years. During fiscal year 2008, the Company reached a final agreement with a state in which it once operated to close an appeal filed by the Company in that state’s tax court. The Company filed the appeal in 2006 to contest the decision made by the state auditor disallowing the refundable research and capital goods credits. As a result of the settlement, the total unrecognized tax benefit decreased by $1,373,000 for the year.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to various tax years open for examination, it is reasonably possible that the balance of unrecognized tax benefits could significantly increase or decrease over the next twelve months as the Company may be subject to either examination by tax authorities or a lapse in statute limitations. The Company is currently unable to estimate the range of possible adjustments to the balance of unrecognized tax benefits.

The Company’s income tax returns for all tax years remain open to examination by federal and state taxing authorities due to the Company’s net operating loss carryforwards. In addition, the Company’s tax years of 2003 through 2009 remain open and subject to examination by local tax authorities in certain foreign jurisdictions in which the Company has major operations. There were two income tax audits in the Company’s foreign jurisdictions during the year ended December 31, 2010. The Company received a preliminary assessment for one of the audits and has filed the request to appeal the assessment. The Company believed that it has a sufficient reserve for the assessment and the final outcome of the appeal will not significantly impact the Company’s financial position. The Company does not expect a significant adjustment will result from another audit, which is at the late stage of field examination.

13. Commitments and Contingencies

Operating Lease Commitments

The Company currently leases the majority of its IBX data centers and certain equipment under noncancelable operating lease agreements. The majority of the Company’s operating leases for its IBX data centers expire at various dates from 2011 through 2035 with renewal options available to the Company. The lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated some rent expense abatement periods for certain leases to better match the phased build-out of its IBX data centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent (see Note 4, “Other Current Liabilities” and “Other Liabilities”).

Minimum future operating lease payments, excluding operating leases covered under restructuring charges (see Note 16), as of December 31, 2010 are summarized as follows (in thousands):

Year ending:
2011	$112,126
2012	116,749
2013	117,158
2014	112,112
2015	94,493
2016 and thereafter	538,357

Total	$1,090,995

Total rent expense was approximately $103,101,000, $61,359,000 and $50,366,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Other Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of December 31, 2010, the Company was contractually committed for $199,422,000 of unaccrued capital expenditures, primarily for IBX

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of December 31, 2010, such as commitments to purchase power in select locations, primarily in select locations through 2011 and thereafter, and other open purchase orders for goods or services to be delivered or provided during 2011 and thereafter. Such other miscellaneous purchase commitments totaled $118,136,000 as of December 31, 2010.

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

The parties in the approximately 300 coordinated cases, including the parties in the Equinix case, reached a settlement. It provides for releases of existing claims and claims that could have been asserted relating to the conduct alleged to be wrongful from the class of investors participating in the settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Equinix. On October 6, 2009, the Court granted final approval to the settlement. Six notices of appeal and one petition seeking permission to appeal were filed. Objectors to the settlement have filed briefs in support of two separate appeals. The remaining objectors have withdrawn their appeals with prejudice.

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

529 Bryant Litigation

On September 10, 2010, a lawsuit was filed in the Superior Court of California in Santa Clara County by 529 Bryant Street Partners LLC (“Landlord”) against the Company’s wholly-owned subsidiaries Switch & Data CA Nine LLC (“Tenant”) and Switch & Data Facilities Company, Inc. (“Guarantor”). The lawsuit alleged that Tenant breached certain non-monetary obligations under its lease (the “Lease”) of the Company’s data center located at 529 Bryant Street in Palo Alto, California (the “Premises”) and sought monetary damages, specific performance of those non-monetary obligations and ejectment of Tenant from the Premises. The lawsuit also alleged that Guarantor breached its obligations under its guaranty of the Lease.

On November 10, 2010, Tenant and Landlord entered into an agreement pursuant to which Landlord agreed to dismiss its lawsuit against Tenant, and waive and release all claims against Tenant related thereto. In connection with the agreement, Tenant agreed to an increase in rent under the Lease and Landlord agreed to certain improved non-monetary lease terms. Equinix also agreed to guaranty the obligations of Tenant under the Lease.

The lawsuit was dismissed with prejudice on November 15, 2010.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation Summary

The Company believes that while an unfavorable outcome to these litigations is reasonably possible, a range of potential loss cannot be determined at this time. As a result, the Company had not accrued for any amounts in connection with these legal matters as of December 31, 2010. The Company and its officers and directors intend to continue to defend the actions vigorously.

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

Guarantor Arrangements

As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2010.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2010.

The Company enters into arrangements with its business partners, whereby the business partner agrees to provide services as a subcontractor for the Company’s implementations. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage, of its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2010.

The Company has service level commitment obligations to certain of its customers. As a result, service interruptions or significant equipment damage in the Company’s IBX data centers, whether or not within the Company’s control, could result in service level commitments to these customers. The Company’s liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet the Company’s service level commitment obligations could reduce the confidence of the Company’s customers and could consequently impair the Company’s ability to obtain and retain customers, which would adversely affect both the Company’s ability to generate revenues and the Company’s operating results. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized. The Company has no significant liabilities in connection with service level credits as of December 31, 2010.

14. Related Party Transactions

The Company has several significant stockholders and other related parties that are also customers and/or vendors. The Company’s related party transactions are considered arms-length transactions. The Company’s activity of related party transactions was as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Revenues	$22,627	$23,419	$20,361
Costs and services	3,246	1,128	1,944

	As of December 31,
	2010	2009
Accounts receivable	$5,719	$4,614
Accounts payable	354	34

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Segment Information

During the year ended December 31, 2010, the Company changed its reportable segments as a result of the addition of Switch and Data’s Canadian operations in connection with the Switch and Data Acquisition. The Company’s prior U.S. segment was re-designated as the North America segment. The change in reportable segments did not impact the Company’s prior periods’ segment disclosures. While the Company has a single line of business, which is the design, build-out and operation of IBX data centers, it has determined that it has three reportable segments comprised of its North America, Europe and Asia-Pacific geographic regions. The Company’s chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on the Company’s revenue and adjusted EBITDA performance both on a consolidated basis and based on these three geographic regions.

The Company provides the following segment disclosures as follows for the years ended December 31 (in thousands):

	2010		2009		2008
Total revenues:
North America (1)	$776,175	(2)	$535,489		$442,803
Europe	281,793		228,136		177,502
Asia-Pacific	162,366		118,884		84,375

	$1,220,334		$882,509		$704,680

Total depreciation and amortization:
North America	$171,515	(2)	$105,038		$99,892
Europe	59,699		43,415		41,048
Asia-Pacific	28,962		25,077		18,107

	$260,176		$173,530		$159,047

Income from operations:
North America	$121,118	(2)	$128,168		$66,202
Europe	34,929		31,202		1,442
Asia-Pacific	38,664		21,709		5,618

	$194,711		$181,079		$73,262

Capital expenditures:
North America	$453,371	(3)	$186,242		$218,698
Europe	163,664	(4)	152,576	(5)	166,849	(6)
Asia-Pacific	90,512		58,900		84,726

	$707,547		$397,718		$470,273

(1)	Includes revenues of $762,642 attributed to the U.S for the year ended December 31, 2010.
(2)	Includes the operations of Switch and Data from May 1, 2010 to December 31, 2010.
(3)	Includes the purchase price for the Switch and Data Acquisition (see Note 2), net of cash acquired, totaling $113,289.
(4)	Includes the purchase price for the Amsterdam IBX property totaling $14,861 (see Note 3).
(5)	Includes the purchase price for the Upminster Acquisition (see Note 2), net of cash acquired, totaling $28,176.
(6)	Includes the purchase price for the Virtu Acquisition (see Note 2), net of cash acquired, totaling $23,241.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s long-lived assets are located in the following geographic areas as of December 31 (in thousands):

	2010	2009
North America (1)	$1,764,630	$1,130,637
Europe	596,609	493,492
Asia-Pacific	289,714	183,986

	$2,650,953	$1,808,115

(1)	Includes $1,741,438 of long-lived assets attributed to the U.S.

Revenue information on a services basis is as follows for the years ended December 31 (in thousands):

	2010	2009	2008
Colocation	$956,436	$704,860	$542,943
Interconnection	171,009	106,894	93,739
Managed infrastructure	30,502	29,004	29,453
Rental	2,471	1,091	1,028

Recurring revenues	1,160,418	841,849	667,163
Non-recurring revenues	59,916	40,660	37,517

	$1,220,334	$882,509	$704,680

16. Restructuring Charges

Switch and Data Restructuring Charge

During the year ended December 31, 2010, the Company recorded restructuring charges related to one-time termination benefits, primarily comprised of severance, attributed to certain Switch and Data employees as presented below (in thousands):

Severance-related expenses (1)	$5,360
Cash payments	(2,837)
Non-cash payments (2)	(1,488)

Accrued restructuring charge as of December 31, 2010 (3)	$1,035

(1)	Included in the consolidated statements of operations as a restructuring charge.
(2)	A stock-based compensation charge incurred as a result of modifying equity awards for one of the former Switch and Data executives to accelerate vesting.
(3)	Included within other current liabilities.

As of December 31, 2010, the Company’s remaining accrued restructuring charge associated with the Switch and Data Acquisition is expected to be paid out during the first quarter of 2011. The Company anticipates that it will incur additional restructuring charges in connection with the Switch and Data Acquisition related to one-time termination benefits during the first four months of 2011.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004 Restructuring Charge

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

A summary of the movement in the 2004 accrued restructuring charges during the year ended December 31, 2010 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2009	Accretion expense	Restructuring charge adjustments	Cash payments	Accrued restructuring charge as of December 31, 2010
Estimated lease exit costs	$5,919	$303	$1,374	$(1,590)	$6,006

	5,919	$303	$1,374	$(1,590)	6,006

Less current portion	(2,403)				(2,054)

	$3,876				$3,952

A summary of the movement in the 2004 accrued restructuring charges during the year ended December 31, 2009 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2008	Accretion expense	Restructuring charge adjustments	Cash payments	Accrued restructuring charge as of December 31, 2009
Estimated lease exit costs	$13,311	$432	$(6,053)	$(1,771)	$5,919

	13,311	$432	$(6,053)	$(1,771)	5,919

Less current portion	(6,023)				(2,403)

	$7,288				$3,876

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the movement in the 2004 accrued restructuring charges during the year ended December 31, 2008 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2007	Accretion expense	Restructuring charge adjustments	Cash payments	Accrued restructuring charge as of December 31, 2008
Estimated lease exit costs	$12,140	$792	$3,142	$(2,763)	$13,311

	12,140	$792	$3,142	$(2,763)	13,311

Less current portion	(3,973)				(6,023)

	$8,167				$7,288

During the year ended December 31, 2010, the Company recorded an additional restructuring charge of $1,374,000 as a result of revised sublease assumptions on its excess space lease in the New York metro area. During the year ended December 31, 2009, the Company recorded reductions to the restructuring charges totaling $6,053,000, of which $5,833,000 was a reversal of accrued restructuring charges associated with the Los Angeles lease as the Company decided to utilize this space it previously abandoned in order to expand its original Los Angeles IBX data center. During the years ended December 31, 2008, the Company recorded additional restructuring charges totaling $3,142,000 as a result of revised sublease assumptions. The Company’s excess space in the New York metro area remains abandoned and continues to be an accrued restructuring charge. As the Company currently has no plans to enter into lump sum lease terminations with the landlord associated with the excess space lease in the New York metro area, the Company has reflected its accrued restructuring liability as both current and non-current liability. The Company reports accrued restructuring charges within other current liabilities and other liabilities on the accompanying consolidated balance sheets as of December 31, 2010 and 2009. The Company is contractually committed to this excess space lease through 2015.

The Company’s minimum future payments associated with one excess space lease is as follows (in thousands):

2011	$2,463
2012	2,429
2013	2,444
2014	2,459
2015	1,444

11,239
Less amount representing estimated sublease income and expense	(4,496)

6,743
Less amount representing accretion	(738)

6,006
Less current portion	(2,054)

$3,952

17. Subsequent Events

On January 1, 2011, pursuant to the provisions of the 2004 Employee Stock Purchase Plan (see Note 11), the number of common shares in reserve automatically increased by 500,000 shares.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2011, the Company amended the Bank of America Revolving Credit Line (see Note 7) and extended the maturity date to February 2012. The amended Bank of America Revolving Credit Line is used primarily as a letter of credit issuing facility, and to fund the Company’s working capital if so needed, and is unsecured.

In February 2011, Zion RJ Participações S.A. (the “Joint Venture”), a Brazilian joint-stock company controlled indirectly by the Company and Riverwood Capital L.P. (“Riverwood”), entered into a share purchase agreement and other covenants (the “Share Purchase Agreement”) with the shareholders (the “Sellers”) of ALOG Data Centers do Brasil S.A. (“ALOG”), ALOG and ALOG’s subsidiaries, pursuant to which, subject to the satisfaction or waiver of the conditions therein, the Joint Venture will acquire approximately 90% of the outstanding capital stock of ALOG from the Sellers. The Joint Venture will pay approximately 211,000,000 Brazilian reais in cash, or approximately $127,000,000, to acquire the ALOG capital stock, subject to certain balance sheet adjustments as provided in the Share Purchase Agreement, at the closing of the transaction (the “Closing”). A portion of the purchase price will be withheld by the Joint Venture at the Closing to cover potential indemnification claims, and any balance will be paid to the Sellers by the Joint Venture two years following the Closing. Under the terms of the Share Purchase Agreement, either the Joint Venture or the Sellers may terminate the Share Purchase Agreement if the Closing has not taken place on or before May 10, 2011.

18. Quarterly Financial Information (Unaudited)

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

The following table presents selected quarterly information (in thousands except per share data):

	2010
	Quarter ended
	March 31	June 30 (a)	September 30	December 31
Revenues	$248,649	$296,094	$330,347	$345,244
Gross profit	115,599	133,512	144,871	151,685
Net income (loss)	14,199	(2,274)	11,196	13,760
Basic earnings per share	0.36	(0.05)	0.24	0.30
Diluted earnings per share	0.35	(0.05)	0.24	0.29

(a)	Represents the first quarter of combined results since the Switch and Data Acquisition (see Note 2).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2009
	Quarter ended
	March 31	June 30	September 30	December 31
Revenues	$199,231	$213,168	$227,558	$242,552
Gross profit	87,426	94,634	101,551	115,478
Net income	15,457	17,440	18,812	17,722
Basic earnings per share	0.41	0.46	0.49	0.45
Diluted earnings per share	0.40	0.44	0.47	0.44