Form 10-Q
period 2011-03-31
EQUINIX INC
filed 2011-04-29
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2011 was 46,807,852.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$304,466	$442,841
Short-term investments	150,040	147,192
Accounts receivable, net	114,207	116,358
Other current assets	126,277	71,657

Total current assets	694,990	778,048
Long-term investments	2,145	2,806
Property, plant and equipment, net	2,881,126	2,650,953
Goodwill	789,876	774,365
Intangible assets, net	148,874	150,945
Other assets	135,502	90,892

Total assets	$4,652,513	$4,448,009

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$133,536	$145,854
Accrued property, plant and equipment	125,579	91,667
Current portion of capital lease and other financing obligations	8,381	7,988
Current portion of loans payable	20,204	19,978
Other current liabilities	55,574	52,628

Total current liabilities	343,274	318,115
Capital lease and other financing obligations, less current portion	296,913	253,945
Loans payable, less current portion	126,617	100,337
Convertible debt	922,325	916,337
Senior notes	750,000	750,000
Other liabilities	225,987	228,760

Total liabilities	2,665,116	2,567,494

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock	47	46
Additional paid-in capital	2,372,660	2,341,586
Accumulated other comprehensive loss	(61,356)	(112,018)
Accumulated deficit	(323,954)	(349,099)

Total stockholders’ equity	1,987,397	1,880,515

Total liabilities and stockholders’ equity	$4,652,513	$4,448,009

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended March 31,
	2011	2010
	(Unaudited)
Revenues	$363,029	$248,649

Costs and operating expenses:
Cost of revenues	194,576	133,050
Sales and marketing	33,636	19,468
General and administrative	62,601	43,155
Restructuring charges	496	—
Acquisition costs	415	4,994

Total costs and operating expenses	291,724	200,667

Income from operations	71,305	47,982

Interest income	215	506
Interest expense	(37,361)	(25,675)
Other-than-temporary impairment recovery on investments	—	3,420
Loss on debt extinguishment and interest rate swaps, net	—	(3,377)
Other income	2,111	20

Income before income taxes	36,270	22,876

Income tax expense	(11,125)	(8,677)

Net income	$25,145	$14,199

Earnings per share:
Basic earnings per share	$0.54	$0.36

Weighted-average shares	46,451	39,562

Diluted earnings per share	$0.53	$0.35

Weighted-average shares	47,219	40,791

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2011	2010
	(unaudited)
Cash flows from operating activities:
Net income	$25,145	$14,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	74,062	47,301
Stock-based compensation	15,535	14,974
Amortization of debt issuance costs and debt discounts	7,284	5,554
Amortization of intangible assets	4,273	1,388
Allowance for doubtful accounts	1,204	290
Accretion of asset retirement obligation and accrued restructuring charges	1,125	568
Loss on debt extinguishment and interest rate swaps, net	—	3,377
Other items	920	209
Changes in operating assets and liabilities:
Accounts receivable	3,099	(6,086)
Other assets	(4,279)	4,455
Accounts payable and accrued expenses	(13,606)	15,886
Other liabilities	3,008	(2,303)

Net cash provided by operating activities	117,770	99,812

Cash flows from investing activities:
Purchases of investments	(149,963)	(89,984)
Sales of investments	75,583	1,509
Maturities of investments	72,195	200,760
Purchases of property, plant and equipment	(175,115)	(143,400)
Purchase of Paris 4 IBX property	(14,951)	—
Increase in restricted cash	(94,773)	(686)
Release of restricted cash	630	244
Other investing activities	5	—

Net cash used in investing activities	(286,389)	(31,557)

Cash flows from financing activities:
Proceeds from employee equity awards	15,668	10,883
Proceeds from senior notes	—	750,000
Proceeds from loans payable	22,653	—
Repayment of capital lease and other financing obligations	(1,968)	(1,554)
Repayment of mortgage and loans payable	(10,102)	(114,340)
Debt issuance costs	(125)	(15,193)

Net cash provided by financing activities	26,126	629,796

Effect of foreign currency exchange rates on cash and cash equivalents	4,118	(4,805)

Net increase (decrease) in cash and cash equivalents	(138,375)	693,246
Cash and cash equivalents at beginning of period	442,841	346,056

Cash and cash equivalents at end of period	$304,466	$1,039,302

Supplemental cash flow information:
Cash paid for taxes	$174	$578

Cash paid for interest	$36,737	$8,288

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. (“Equinix” or the “Company”) and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The condensed consolidated balance sheet data at December 31, 2010 has been derived from audited consolidated financial statements at that date. The consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Equinix’s Form 10-K as filed with the SEC on February 25, 2011. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Equinix and its subsidiaries, including the operations of Switch & Data Facilities Company, Inc. from April 30, 2010. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the consolidated financial statement presentation as of and for the three months ended March 31, 2011.

Income Taxes

The Company’s effective tax rates were 30.7% and 37.9% for the three months ended March 31, 2011 and 2010, respectively.

Stock-Based Compensation

In February and March 2011, the Compensation Committee and the Stock Award Committee of the Board of Directors approved the issuance of an aggregate of 706,270 shares of restricted stock units to certain employees, including executive officers, pursuant to the 2000 Equity Incentive Plan as part of the Company’s annual refresh program. These equity awards are subject to vesting provisions and had a total fair value as of the dates of grant of $60,485,000, which is expected to be amortized over a weighted-average period of 3.2 years.

The following table presents, by operating expense category, the Company’s stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations (in thousands):

	Three months ended March 31,
	2011	2010
Cost of revenues	$1,345	$1,594
Sales and marketing	2,866	2,931
General and administrative	11,324	10,449

	$15,535	$14,974

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Accounting Pronouncements

In October 2009, the FASB issued an accounting standards update (“ASU”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This ASU is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. The Company adopted this ASU during the three months ended March 31, 2011. The adoption of this ASU did not have any material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an ASU, which amends the use of fair value measures and the related disclosures. This ASU requires disclosure of activity in Level 3 fair value measurements on a gross basis, which is effective for fiscal years beginning after December 15, 2010. The Company adopted this ASU during the three months ended March 31, 2010 with respect to the new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, and its adoption did not have any significant impact on the Company’s consolidated financial statements. The Company adopted this ASU during the three months ended March 31, 2011 with respect to the disclosure of activity in Level 3 fair value measurements on a gross basis, and its adoption of this ASU did not have any material impact on the Company’s consolidated financial statements.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	Three months ended March 31,
	2011	2010
Net income	$25,145	$14,199

Weighted-average shares used to compute basic earnings per share	46,451	39,562

Effect of dilutive securities:
Employee equity awards	768	1,229

Weighted-average shares used to compute diluted earnings per share	47,219	40,791

Earnings per share:
Basic	$0.54	$0.36

Diluted	$0.53	$0.35

The following table sets forth weighted-average outstanding potential shares of common stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three months ended March 31,
	2011	2010
Shares reserved for conversion of 2.50% convertible subordinated notes	2,232	2,232
Shares reserved for conversion of 3.00% convertible subordinated notes	2,945	2,945
Shares reserved for conversion of 4.75% convertible subordinated notes	4,433	4,433
Common stock related to employee equity awards	1,064	661

	10,674	10,271

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Balance Sheet Components

Cash, Cash Equivalents and Short-Term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following as of (in thousands):

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency obligations	$246,972	$8	$(2)	$246,978
Cash and money markets	207,471	—	—	207,471
Corporate bonds	428	7	—	435
Asset-backed securities	1,679	88	—	1,767

Total cash, cash equivalents and available-for-sale securities	456,550	103	(2)	456,651
Less amounts classified as cash and cash equivalents	(304,461)	(5)	—	(304,466)

Total securities classified as investments	152,089	98	(2)	152,185
Less amounts classified as short-term investments	(150,036)	(6)	2	(150,040)

Total long-term investments	$2,053	$92	$—	$2,145

Cash, cash equivalents and short-term and long-term investments consisted of the following as of (in thousands):

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency obligations	$391,945	$12	$—	$391,957
Cash and money markets	195,860	—	—	195,860
Corporate bonds	2,632	13	—	2,645
Asset-backed securities	2,266	112	(1)	2,377

Total cash, cash equivalents and available-for-sale securities	592,703	137	(1)	592,839
Less amounts classified as cash and cash equivalents	(442,833)	(8)	—	(442,841)

Total securities classified as investments	149,870	129	(1)	149,998
Less amounts classified as short-term investments	(147,176)	(16)	—	(147,192)

Total long-term investments	$2,694	$113	$(1)	$2,806

As of March 31, 2011 and December 31, 2010, cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less. The maturities of securities classified as short-term investments were one year or less as of March 31, 2011 and December 31, 2010. The maturities of securities classified as long-term investments were greater than one year and less than three years as of March 31, 2011 and December 31, 2010.

While certain marketable securities carry unrealized losses, the Company expects that it will receive both principal and interest according to the stated terms of each of the securities and that the decline in market value is primarily due to changes in the interest rate environment from the time the securities were purchased as compared to interest rates at March 31, 2011.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the fair value and gross unrealized losses related to two available-for-sale securities with an aggregate cost basis of $56,993,000, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2011 (in thousands):

	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or more
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government and agency obligations	$56,991	$(2)	$—	$—

While the Company does not believe it holds investments that are other-than-temporarily impaired and believes that the Company’s investments will mature at par as of March 31, 2011, the Company’s investments are subject to the currently adverse market conditions. If market conditions were to deteriorate, the Company could sustain other-than-temporary impairments to its investment portfolio which could result in additional realized losses being recorded in interest income, net or securities markets could become inactive which could affect the liquidity of the Company’s investments. As securities mature, the Company has reinvested the proceeds in U.S. government securities, such as Treasury bills and Treasury notes, of a short-term duration and lower yield in order to meet its capital expenditure requirements. As a result, the Company expects to recognize lower interest income in future periods.

Accounts Receivable

Accounts receivables, net, consisted of the following as of (in thousands):

	March 31, 2011	December 31, 2010
Accounts receivable	$215,127	$210,919
Unearned revenue	(95,945)	(90,753)
Allowance for doubtful accounts	(4,975)	(3,808)

	$114,207	$116,358

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Current Assets

Other current assets consisted of the following as of (in thousands):

	March 31, 2011	December 31, 2010
Restricted cash, current	$60,236	$—
Deferred tax assets, net	22,793	38,696
Taxes receivable	17,822	6,857
Prepaid expenses	16,125	17,810
Other receivables	2,420	4,779
Foreign currency forward contract receivable	1,069	—
Other current assets	5,812	3,515

	$126,277	$71,657

Restricted cash, current has increased as a result of the Paris 4 IBX Financing (see Note 8).

Property, Plant and Equipment

Property, plant and equipment consisted of the following as of (in thousands):

	March 31, 2011	December 31, 2010
IBX plant and machinery	$1,576,807	$1,524,559
Leasehold improvements	854,809	826,540
Buildings	452,779	395,752
Site improvements	308,233	307,933
IBX equipment	298,571	263,995
Computer equipment and software	120,941	114,263
Land	93,003	89,312
Furniture and fixtures	17,156	15,602
Construction in progress	255,954	128,535

	3,978,253	3,666,491
Less accumulated depreciation	(1,097,127)	(1,015,538)

	$2,881,126	$2,650,953

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $118,075,000 and $117,289,000 at March 31, 2011 and December 31, 2010, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $31,533,000 and $29,235,000 as of March 31, 2011 and December 31, 2010, respectively.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill and Intangible Assets

Goodwill and intangible assets, net, consisted of the following as of (in thousands):

	March 31, 2011	December 31, 2010
Goodwill:
Americas	$408,730	$408,730
EMEA	360,545	345,486
Asia-Pacific	20,601	20,149

	$789,876	$774,365

Intangible assets:
Intangible asset – customer contracts	$159,343	$156,621
Intangible asset – favorable leases	18,626	18,285
Intangible asset – others	3,486	3,483

	181,455	178,389
Accumulated amortization	(32,581)	(27,444)

	$148,874	$150,945

The Company’s goodwill and intangible assets in EMEA (see Note 11), denominated in British pounds and Euros, goodwill in Asia-Pacific, denominated in Singapore dollars, and certain intangible assets in Americas, denominated in Canadian dollars, are subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses, including goodwill and intangibles, are a component of other comprehensive income and loss.

For the three months ended March 31, 2011 and 2010, the Company recorded amortization expense of $4,273,000 and $1,388,000, respectively, associated with its intangible assets. The Company’s estimated future amortization expense related to these intangibles is as follows (in thousands):

Year ending:
2011 (nine months remaining)	$12,642
2012	16,817
2013	16,768
2014	16,510
2015	16,097
2016 and thereafter	70,040

Total	$148,874

Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Restricted cash, non-current	$38,467	$4,309
Debt issuance costs, net	32,418	34,066
Deposits	31,656	24,604
Deferred tax assets, net	17,653	16,955
Prepaid expenses, non-current	10,211	9,597
Other assets, non-current	5,097	1,361

	$135,502	$90,892

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted cash, non-current has increased primarily as a result of the Paris 4 IBX Financing (see Note 8).

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Accounts payable	$17,216	$12,585
Accrued compensation and benefits	35,937	53,259
Accrued taxes	21,708	15,707
Accrued interest	19,335	25,456
Accrued utilities and security	17,795	18,346
Accrued professional fees	4,233	3,786
Accrued repairs and maintenance	3,210	2,894
Accrued other	14,102	13,821

	$133,536	$145,854

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Deferred installation revenue	$33,049	$31,149
Customer deposits	13,107	12,624
Accrued restructuring charges	2,690	3,089
Deferred recurring revenue	3,259	2,349
Deferred tax liabilities	993	993
Deferred rent	591	585
Foreign currency forward contract payable	328	58
Asset retirement obligations	453	445
Other current liabilities	1,104	1,336

	$55,574	$52,628

Other Liabilities

Other liabilities consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Deferred tax liabilities, net	$95,145	$103,717
Asset retirement obligations, non-current	48,931	46,322
Deferred rent, non-current	45,960	43,705
Deferred installation revenue, non-current	20,715	19,488
Deferred recurring revenue, non-current	4,580	4,897
Customer deposits, non-current	4,290	4,206
Accrued restructuring charges, non-current	3,760	3,952
Other liabilities	2,606	2,473

	$225,987	$228,760

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

4. Derivatives and Hedging Activities

Other Derivatives not Designated as Hedging

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

The Company has not designated the foreign currency forward contracts as hedging instruments under the accounting standard for derivatives and hedging. Gains and losses on these contracts are included in other income (expense), net, along with those foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward contracts. The Company entered into various foreign currency forward contracts during the three months ended March 31, 2011 and 2010.

During the three months ended March 31, 2011 and 2010, the Company recorded a net gain of $798,000 and $1,052,000, respectively, which is reflected in other income (expense) on the accompanying condensed consolidated statement of operations, in connection with its foreign currency forward contracts.

5. Fair Value Measurements

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 were as follows (in thousands):

	Fair value as of March 31,	Fair value measurement using
	2011	Level 1	Level 2	Level 3
Assets:
U.S. government and agency obligations	$246,978	$—	$246,978	$—
Cash and money markets	207,471	207,471	—	—
Corporate bonds	435	—	435	—
Asset-backed securities	1,767	—	1,767	—
Foreign currency forward contracts (1)	1,069	—	1,069	—

	$457,720	$207,471	$250,249	$—

Liabilities:
Foreign currency forward contracts (1)	$328	$—	$328	$—

(1)	Amounts are included within other current assets and other current liabilities in the Company’s accompanying condensed consolidated balance sheets.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company considers each category of investments held to be an asset group. The asset groups held at March 31, 2011 were primarily U.S. government securities, cash and money market funds, corporate bonds and asset-backed securities. The Company’s fair value assessment includes an evaluation by each of these securities held for sale, all of which continue to be classified within Level 2 of the fair value hierarchy.

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

Derivative Assets and Liabilities. For foreign currency derivatives, the Company’s approach is to use forward contract and option valuation models employing market observable inputs, such as spot currency rates, time value and option volatilities with adjustments made to these values utilizing the credit default swap rates of our foreign exchange trading counterparties. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit risk valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2011, the Company had assessed the significance of the impact of the credit risk valuation adjustments on the overall valuation of its derivative positions and had determined that the credit risk valuation adjustments were not significant to the overall valuation of its derivatives. Therefore, they are categorized as Level 2.

During the three months ended March 31, 2011, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.

6. Related Party Transactions

The Company has several significant stockholders and other related parties that are also customers and/or vendors. The Company’s activity of related party transactions was as follows (in thousands):

	Three months ended March 31,
	2011	2010
Revenues	$5,811	$5,392
Costs and services	388	393

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of March 31,
	2011	2010
Accounts receivable	$5,465	$3,727
Accounts payable	258	234

7. Capital Lease and Other Financing Obligations

Hong Kong 2 IBX Lease

In August 2010, an indirect wholly-owned subsidiary of the Company entered into a lease agreement for rental of space which will be used for its second IBX data center in Hong Kong. Additionally, in December 2010, the Company entered into a license agreement with the same Landlord to obtain the right to make structural changes to the leased space (the “Hong Kong 2 IBX Lease”). The Hong Kong 2 IBX Lease has a term of 12 years and a total cumulative rent obligation of approximately $40,518,000 (using the exchange rate as of March 31, 2011). Pursuant to the accounting standards for lessee’s involvement in asset construction, the Company is now considered the owner of the leased space during the construction phase due to the structural work that the Company is now undertaking, which commenced in January 2011. As a result, in January 2011, the Company recorded a building asset totaling approximately $37,957,000 (using the exchange rate as of March 31, 2011) and a related financing obligation liability totaling approximately $38,069,000 (using the exchange rate as of March 31, 2011).

Maturities of Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations are summarized as follows (dollars in thousands):

	March 31, 2011
	Capital leases	Other financing obligations	Total
2011 (nine months remaining)	$9,301	$12,952	$22,253
2012	12,827	19,216	32,043
2013	12,817	19,933	32,750
2014	13,013	20,577	33,590
2015	13,483	20,880	34,363
Thereafter	103,573	164,348	267,921

Total minimum lease payments	165,014	257,906	422,920
Plus amount representing residual property value	—	109,986	109,986
Less amount representing interest	(62,949)	(164,663)	(227,612)

Present value of net minimum lease payments	102,065	203,229	305,294
Less current portion	(4,910)	(3,471)	(8,381)

	$97,155	$199,758	$296,913

8. Debt Facilities

Loans Payable

The Company’s loans payable consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
New Asia-Pacific financing	$134,720	$120,315
Paris 4 IBX financing	12,101	—

	146,821	120,315
Less current portion of principal	(20,204)	(19,978)

	$126,617	$100,337

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

New Asia-Pacific Financing

During the three months ended March 31, 2011, the Company received additional advances totaling approximately $22,653,000 under the New Asia-Pacific Financing leaving the amount available to borrow totaling approximately $70,996,000. The outstanding loans payable under the New Asia-Pacific Financing had a blended interest rate of 4.69% as of March 31, 2011. As of March 31, 2011, the Company was in compliance with all financial covenants associated with the New Asia-Pacific Financing.

Paris 4 IBX Financing

In March 2011, the Company entered into two agreements with two unrelated parties to purchase and develop a building that will ultimately become the Company’s fourth IBX data center in the Paris metro area. The first agreement allowed the Company the right to purchase the property for a total fee of approximately $21,297,000 payable to a company that held exclusive rights (including power rights) to the property and was already in the process of developing the property into a data center and will now, instead, become the anchor tenant in the Paris 4 IBX data center once it is open for business. The second agreement was entered into with the developer of the property and allowed the Company to take immediate title to the building and associated land and also requires the developer to construct the data center to the Company’s specifications and hand over the completed data center to the Company in July 2012 for a total fee of approximately $107,462,000. Both agreements include extended payment terms. The Company made payments under both agreements totaling approximately $35,687,000 in March 2011 and the remaining payments due totaling approximately $93,072,000 are payable on various dates through March 2013 (the “Paris 4 IBX Financing”). Of the amounts paid or payable under the Paris 4 IBX Financing, a total of $14,951,000 was allocated to land and building assets, $3,761,000 was allocated to a deferred charge, which will be netted against revenue associated with the anchor tenant of the Paris 4 IBX data center over the term of the customer contract, and the remainder totaling $110,047,000 was or will be allocated to construction costs inclusive of interest charges. The Company has imputed an interest rate of 5.90% per annum on the Paris 4 IBX Financing and as of March 31, 2011, a total of $12,101,000 was outstanding under the Paris 4 IBX Financing. The Company will record additional construction costs and increase the Paris 4 IBX Financing liability over the course of the construction period. The Paris 4 IBX Financing also required the Company to post approximately $94,734,000 of cash into a restricted cash account as collateral for the developer during the construction period. As a result, the Company’s restricted cash balances (both current and non-current) have increased (refer to “Other Current Assets” and “Other Assets” in Note 3).

Convertible Debt

The Company’s convertible debt consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
2.50% convertible subordinated notes due April 2012	$250,000	$250,000
3.00% convertible subordinated notes due October 2014	395,986	395,986
4.75% convertible subordinated notes due June 2016	373,750	373,750

	1,019,736	1,019,736
Less amount representing debt discount	(97,411)	(103,399)

	922,325	916,337
Less current portion of principal	—	—

	$922,325	$916,337

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities of Debt Facilities

The following table sets forth maturities of the Company’s debt, including loans payable, senior notes and convertible debt, as of March 31, 2011 (in thousands):

Year ending:
2011 (nine months remaining)	$10,102
2012	284,053
2013	44,378
2014	434,084
2015	20,190
Thereafter	1,123,750

$1,916,557

Fair Value of Debt Facilities

The following table sets forth the estimated fair values of the Company’s loans payable, senior notes and convertible debt, including current maturities, as of (in thousands):

	March 31, 2011	December 31, 2010
Loans payable	$155,284	$126,958
Senior notes	821,050	816,270
Convertible debt	1,040,782	995,012

Interest Charges

The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three months ended March 31,
	2011	2010
Interest expense	$37,361	$25,675
Interest capitalized	2,624	3,748

Interest charges incurred	$39,985	$29,423

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The parties in the approximately 300 coordinated cases, including the parties in the Equinix case, reached a settlement. It provides for releases of existing claims and claims that could have been asserted relating to the conduct alleged to be wrongful from the class of investors participating in the settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Equinix. On October 6, 2009, the Court granted final approval to the settlement. Two appeals are proceeding before the United States Court of Appeals for the Second Circuit. Plaintiffs have moved to dismiss both appeals.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Alleged Class Action and Shareholder Derivative Action

On March 4, 2011, an alleged class action entitled Cement Masons & Plasterers Joint Pension Trust v. Equinix, Inc., et al., No. CV-11-1016-SC, was filed in the United States District Court for the Northern District of California, against Equinix and two of its officers. The suit asserts purported claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for allegedly misleading statements regarding the Company’s business and financial results. The suit is purportedly brought on behalf of purchasers of the Company’s common stock between July 29, 2010 and October 5, 2010, and seeks compensatory damages, fees and costs. Defendants have not yet responded to the claims in this action.

On March 8, 2011, an alleged shareholder derivative action entitled Rikos v. Equinix, Inc., et al., No. CGC-11-508940, was filed in California Superior Court, County of San Francisco, against Equinix (as a nominal defendant), the members of the Company’s board of directors, and two of its officers. The suit is based on allegations similar to those in the federal securities class action and, allegedly on the Company’s behalf, asserts purported state law causes of action against the individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The suit seeks, among other things, compensatory and treble damages, restitution and other equitable relief, and fees and costs. Defendants have not yet responded to the claims in this action.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

Litigation Summary

The Company believes that while an unfavorable outcome to these litigations is reasonably possible, a range of potential loss cannot be determined at this time. As a result, the Company had not accrued for any amounts in connection with these legal matters as of March 31, 2011. The Company and its officers and directors intend to continue to defend the actions vigorously.

Other Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of March 31, 2011, the Company was contractually committed for $204,816,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of March 31, 2011, such as commitments to purchase power in select locations through the remainder of 2011 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2011 and thereafter. Such other miscellaneous purchase commitments totaled $128,635,000 as of March 31, 2011.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Other Comprehensive Income and Loss

The components of other comprehensive income (loss) are as follows (in thousands):

	Three months ended March 31,
	2011	2010
Net income	$25,145	$14,199
Unrealized loss on available for sale securities, net of tax of $14 and $64, respectively	(21)	(104)
Unrealized gain on interest rate swaps, net of tax of $0 and $3,469, respectively	—	4,933
Foreign currency translation gain (loss), net of tax $27 and $242, respectively	50,683	(40,089)

Comprehensive income (loss)	$75,807	$(21,061)

Changes in foreign currencies, particularly the British pound and Euro, can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translating into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. During the three months ended March 31, 2011, the U.S. dollar weakened against certain of the currencies of the foreign countries in which the Company operates. This has significantly impacted the Company’s condensed consolidated balance sheets (as evidenced in the Company’s foreign currency translation gain in this period), as well as its condensed consolidated statements of operations as amounts denominated in foreign currencies are generally translating into more U.S. dollars. To the extent that the U.S. dollar weakens or strengthens in future periods, this will continue to impact the Company’s consolidated financial statements including the amount of revenue that the Company reports in future periods.

11. Segment Information

During the three months ended March 31, 2011, the Company changed its reportable segments as a result of the incorporation of legal entities in South America and the Middle East. The Company’s prior North America segment was re-designated as the Americas segment, which includes both North and South America, and the Europe segment was re-designated as the Europe, Middle East and Africa (“EMEA”) segment. The change in reportable segments did not impact the Company’s prior periods’ segment disclosures. While the Company has a single line of business, which is the design, build-out and operation of IBX data centers, it has determined that it has three reportable segments comprised of its Americas, EMEA and Asia-Pacific geographic regions. The Company’s chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on the Company’s revenue and adjusted EBITDA performance both on a consolidated basis and based on these three geographic regions.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company provides the following segment disclosures as follows (in thousands):

	Three months ended March 31,
	2011	2010
Total revenues:
Americas	$232,527	$148,556
EMEA	82,039	64,164
Asia-Pacific	48,463	35,929

	$363,029	$248,649

Total depreciation and amortization:
Americas	$52,700	$27,866
EMEA	16,678	14,353
Asia-Pacific	8,957	6,470

	$78,335	$48,689

Income from operations:
Americas	$47,319	$29,601
EMEA	11,471	8,321
Asia-Pacific	12,515	10,060

	$71,305	$47,982

Capital expenditures:
Americas	$48,878	$95,966
EMEA	82,849	39,844
Asia-Pacific	58,339	7,590

	$190,066	$143,400

The Company’s long-lived assets are located in the following geographic areas as of (in thousands):

	March 31, 2011	December 31, 2010
Americas	$1,746,026	$1,764,630
EMEA	707,459	596,609
Asia-Pacific	427,641	289,714

	$2,881,126	$2,650,953

Revenue information on a services basis is as follows (in thousands):

	Three months ended March 31,
	2011	2010
Colocation	$280,735	$200,359
Interconnection	54,075	29,232
Managed infrastructure	8,477	7,300
Rental	622	345

Recurring revenues	343,909	237,236
Non-recurring revenues	19,120	11,413

	$363,029	$248,649

No single customer accounted for 10% or greater of the Company’s revenues for the three months ended March 31, 2011 and 2010. No single customer accounted for 10% or greater of the Company’s gross accounts receivable as of March 31, 2011 and December 31, 2010.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Restructuring Charges

Switch and Data Restructuring Charge

During the three months ended March 31, 2011, the Company recorded restructuring charges related to one-time termination benefits, primarily comprised of severance, attributed to certain Switch and Data employees as presented below (in thousands):

Accrued restructuring charge as of December 31, 2010 (1)	$1,035
Severance-related expenses (2)	496
Cash payments	(793)

Accrued restructuring charge as of March 31, 2011 (1)	$738

(1)	Included within other current liabilities.
(2)	Included in the consolidated statements of operations as a restructuring charge.

As of March 31, 2011, the Company’s remaining accrued restructuring charge associated with the Switch and Data Acquisition is expected to be paid out during the second quarter of 2011. The Company anticipates that it will incur additional restructuring charges in connection with the Switch and Data Acquisition related to one-time termination benefits during the second quarter of 2011.

2004 Restructuring Charge

A summary of the activity in the 2004 accrued restructuring charge from December 31, 2010 to March 31, 2011 is outlined as follows (in thousands):

	Accrued restructuring charge as of December 31, 2010	Accretion expense	Cash payments	Accrued restructuring charge as of March 31, 2011
Estimated lease exit costs	$6,006	$100	$(394)	$5,712

	6,006	$100	$(394)

Less current portion	(2,054)			(1,952)

	$3,952			$3,760

As the Company currently has no plans to enter into a lease termination with the landlord associated with the excess space lease in the New York metro area, the Company has reflected its accrued restructuring liability as both a current and non-current liability. The Company reports accrued restructuring charges within other current liabilities and other liabilities on the accompanying consolidated balance sheets as of March 31, 2011 and December 31, 2010. The Company is contractually committed to this excess space lease through 2015.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Subsequent Events

On April 25, 2011, Zion RJ Participações S.A. (“Zion”), a Brazilian joint-stock company controlled by a wholly-owned subsidiary of the Company and co-owned by RW Brasil Fundo de Investimento em Participações, a subsidiary of Riverwood Capital L.P. (“Riverwood”), completed the acquisition of approximately 90% of the outstanding capital stock of ALOG Data Centers do Brasil S.A. and its subsidiaries (“ALOG”) (the “ALOG Acquisition”). Zion paid a total of 155,084,000 Brazilian reais in cash on the closing date, or approximately $95,000,000, to purchase the ALOG capital stock and an additional 36,000,000 Brazilian reais, or approximately $22,000,000, is payable in April 2013, subject to certain post-closing balance sheet adjustments and any claims for indemnification by Zion. In addition, in connection with the closing, Equinix and Riverwood funded an additional 44,913,000 Brazilian reais in cash on the closing date, or approximately $27,500,000, to Zion in order to provide additional funding to ALOG in the future, as well as to cover certain deal expenses. As a result, Equinix has an approximate 52% indirect ownership interest in ALOG. Later in 2011, ALOG intends to provide equity awards to ALOG management that are expected to dilute Equinix’s indirect ownership interest in ALOG to approximately 50.1%. ALOG operates two data centers in Brazil, with a third under construction, and is headquartered in Rio de Janeiro, Brazil. ALOG will continue to operate under the ALOG trade name.

Beginning in April 2014 and ending in May 2016, Equinix will have the right to purchase all of Riverwood’s interest in Zion at a price equal to the greater of (i) its fair market value and (ii) a net purchase price that implies a compounded internal rate of return in U.S. dollars (“IRR”) for Riverwood’s investment of 12%. If Equinix exercises its right to purchase Riverwood’s shares, Equinix also will have the right, and under certain circumstances may be required, to purchase the remaining approximate 10% of shares of ALOG that Zion does not own, which are held by ALOG management.

Also beginning in April 2014 and ending in May 2016, Riverwood will have the right to require Equinix to purchase all of Riverwood’s interest in Zion at a price equal to the greater of (i) its fair market value and (ii) a net purchase price that implies an IRR for Riverwood’s investment of 8%, declining over time. If Riverwood exercises its right to require Equinix to purchase Riverwood’s shares, Equinix will have the right, and under certain circumstances may be required, to purchase the remaining approximate 10% of shares of ALOG that Zion does not own, which are held by ALOG management.

The Company will consolidate the results of ALOG and the ALOG Acquisition will be accounted for using the acquisition method of accounting in accordance with the accounting standard for business combinations. As the Company does not wholly-own ALOG, the Company will reflect a non-controlling interest in its consolidated balance sheets and consolidated statements of operations prospectively. The preliminary purchase price allocation for the ALOG Acquisition is not currently available as the appraisals necessary to assess fair values of assets acquired and liabilities assumed are not yet complete.

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

On April 25, 2011, as more fully described in Note 13 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, Zion RJ Participações S.A., referred to as Zion, a Brazilian joint-stock company controlled by our wholly-owned subsidiary and co-owned by RW Brasil Fundo de Investimento em Participações, a subsidiary of Riverwood Capital L.P., referred to as Riverwood, completed the acquisition of approximately 90% of the outstanding capital stock of ALOG Data Centers do Brasil S.A. and its subsidiaries, referred to as ALOG. This transaction is referred to as the ALOG acquisition. Zion paid a total of 155.1 million Brazilian reais in cash on the closing date, or approximately $95.0 million, to purchase the ALOG capital stock and an additional 36.0 million Brazilian reais, or approximately $22.0 million, is payable in April 2013, subject to certain post-closing balance sheet adjustments and any claims for indemnification by Zion. In addition, in connection with the closing, Equinix and Riverwood funded an additional 45.0 million Brazilian reais in cash on the closing date, or approximately $27.5 million, to Zion in order to provide additional funding to ALOG in the future. As a result, we have an approximate 52% indirect ownership interest in ALOG.

Overview

Equinix provides global data center services that protect and connect the world’s most valued information assets. Global enterprises, financial services companies, and content and network service providers rely upon Equinix’s leading insight and data centers in 35 markets around the world for the safeguarding of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following data center services: premium data center colocation, interconnection and exchange services, and outsourced IT infrastructure services. As of March 31, 2011, we operated or had partner IBX data centers in the Atlanta, Boston, Buffalo, Chicago, Cleveland, Dallas, Denver, Detroit, Indianapolis, Los Angeles, Miami, Nashville, New York, Philadelphia, Phoenix, Pittsburgh, Seattle, Silicon Valley, St. Louis, Tampa, Toronto and Washington, D.C. metro areas in the Americas region; France, Germany, the Netherlands, Switzerland and the United Kingdom in the Europe, Middle East, Africa (EMEA) region; and Australia, Hong Kong, Japan, China and Singapore in the Asia-Pacific region.

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

Our customer count increased to 4,046 as of March 31, 2011 versus 2,719 as of March 31, 2010, an increase of 49%. This increase was due both to our acquisition of Switch & Data Facilities Company, Inc. in April 2010, which is referred to as Switch and Data or the Switch and Data acquisition, and organic growth in our business. Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available taking into account power limitations. Excluding the impact of the Switch and Data acquisition, our utilization rate increased to 79% as of March 31, 2011 versus approximately 76% as of March 31, 2010; however, excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our utilization rate would have increased to approximately 83% as of March 31, 2011. Including the impact of the Switch and Data acquisition, our utilization rate was 76% as of March 31, 2011. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

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

Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services that we perform. These services are considered to be non-recurring as they are billed typically once and upon completion of the installation or professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. However, revenues from installation services are deferred and recognized ratably over the longer of the term of the related contract or expected life of the services. Additionally, revenue from contract settlements, when a customer wishes to terminate their contract early, is generally recognized on a cash basis, when no remaining performance obligations exist, to the extent that the revenue has not previously been recognized. As a percentage of total revenues, we expect non-recurring revenues to represent less than 10% of total revenues for the foreseeable future.

Our Americas revenues are derived primarily from colocation and interconnection services while our EMEA and Asia-Pacific revenues are derived primarily from colocation and managed infrastructure services.

The largest components of our cost of revenues are depreciation, rental payments related to our leased IBX data centers, utility costs, including electricity and bandwidth, IBX data center employees’ salaries and benefits, including stock-based compensation, repairs and maintenance, supplies and equipment and security services. A substantial majority of our cost of revenues is fixed in nature and should not vary significantly from period to period, unless we expand our existing IBX data centers or open or acquire new IBX data centers. However, there are certain costs which are considered more variable in nature, including utilities and supplies ,that are directly related to growth in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will increase in the future on a per-unit or fixed basis in addition to the variable increase related to the growth in consumption by the customer. In addition, the cost of electricity is generally higher in the summer months as compared to other times of the year. To the extent we incur increased utility costs, such increased costs could materially impact our financial condition, results of operations and cash flows. Furthermore, to the extent we incur increased electricity costs as a result of either climate change policies or the physical effects of climate change, such increased costs could materially impact our financial condition, results of operations and cash flows.

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

Due to our recurring revenue model, and a cost structure which has a large base that is fixed in nature and generally does not grow in proportion to revenue growth, we expect our cost of revenues, sales and marketing expenses and general and administrative expenses to decline as a percentage of revenue over time, although we expect each of them to grow in absolute dollars in connection with our growth. This is evident in the trends noted below in our discussion on our results of operations. However, for cost of revenues, this trend may periodically be impacted when a large expansion project opens or is acquired and before it starts generating any meaningful revenue. Furthermore, in relation to cost of revenues, we note that the Americas region has a lower cost of revenues as a percentage of revenue than either EMEA or Asia-Pacific. This is due to both the increased scale and maturity of the Americas region compared to either EMEA or Asia-Pacific, as well as a higher cost structure outside of Americas, particularly in EMEA. While we expect all three regions to continue to see lower cost of revenues as a percentage of revenues in future periods, we expect the trend of Americas having the lowest cost of revenues as a percentage of revenue and EMEA having the highest to continue. As a result, to the extent that revenue growth outside Americas grows in greater proportion than revenue growth in Americas, our overall cost of revenues as a percentage of revenues may increase in future periods. Sales and marketing expenses and general and administrative expenses may also periodically increase as a percentage of revenue as we continue to scale our operations to support our growth.

Results of Operations

Our results of operations for the three months ended March 31, 2011 include the operations of Switch and Data, an acquisition that closed on April 30, 2010.

Constant Currency Presentation

Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the British pound, Canadian dollar, Euro, Swiss franc, Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended March 31, 2010 are used as exchange rates for the three months ended March 31, 2011 when comparing the three months ended March 31, 2011 with the three months ended March 31, 2010). For the three months ended March 31, 2011, our Americas operations consisted of the U.S. operations and Canadian operations which were added through the Switch and Data acquisition.

Three Months Ended March 31, 2011 and 2010

Revenues. Our revenues for the three months ended March 31, 2011 and 2010 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2011	%	2010	%	Actual	Constant currency
Americas:
Recurring revenues	$223,389	62%	$143,417	58%	56%	n/a
Non-recurring revenues	9,138	2%	5,139	2%	78%	n/a

	232,527	64%	148,556	60%	57%	n/a

EMEA:
Recurring revenues	74,328	21%	59,445	24%	25%	24%
Non-recurring revenues	7,711	2%	4,719	2%	63%	64%

	82,039	23%	64,164	26%	28%	27%

Asia-Pacific:
Recurring revenues	46,192	13%	34,374	13%	34%	24%
Non-recurring revenues	2,271	0%	1,555	1%	46%	35%

	48,463	13%	35,929	14%	35%	24%

Total:
Recurring revenues	343,909	95%	237,236	95%	45%	43%
Non-recurring revenues	19,120	5%	11,413	5%	68%	67%

	$363,029	100%	$248,649	100%	46%	44%

Americas Revenues. The increase in our Americas revenues was primarily due to the impact of the Switch and Data acquisition, which resulted in $60.3 million of additional revenue for the three months ended March 31, 2011. The following table presents our Americas revenues excluding the impact of the Switch and Data acquisition (dollars in thousands):

	Three months ended March 31,		% change
	2011	2010
Americas:
Recurring revenues	$165,090	$143,417	15%
Non-recurring revenues	7,138	5,139	39%

	$172,228	$148,556	16%

Excluding the impact of the Switch and Data acquisition, the period over period growth in revenues was primarily the result of an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. Additionally, during the three months ended March 31, 2011, we recorded $10.1 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Dallas, New York, Silicon Valley and Washington, D.C. metro areas.

We expect that our Americas revenues will continue to grow in future periods as a result of the ALOG acquisition and continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Chicago and New York metro areas, which are expected to open during 2011 and 2012. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

EMEA Revenues. Our revenues from Germany, the largest revenue contributor in the EMEA region for the period, represented approximately 35% and 37%, respectively, of the regional revenues during the three months ended March 31, 2011 and 2010. Our EMEA revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the three months ended March 31, 2011, we recorded approximately $6.3 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Frankfurt, Munich, Paris and Zurich metro areas. For the three months ended March 31, 2011, the impact of foreign currency fluctuations to our EMEA revenues was not significant when compared to average exchange rates of the three months ended March 31, 2010. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Amsterdam, Frankfurt, London and Paris metro areas, which are expected to open during 2011 and 2012. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 40% and 37%, respectively, of the regional revenues for the three months ended March 31, 2011 and 2010. Our Asia-Pacific revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the three months ended March 31, 2011, we recorded approximately $3.1 million of revenue generated from our IBX center expansions in the Hong Kong and Singapore metro areas. During the three months ended March 31, 2011, the U.S. dollar was generally stronger relative to the Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar than during the three months ended March 31, 2010, resulting in approximately $3.8 million of favorable foreign currency impact to our Asia-Pacific revenues during the three months ended March 31, 2011 when compared to average exchange rates of the three months ended March 31, 2010. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX center expansions and additional expansions currently taking place in the Hong Kong, Singapore, Sydney and Tokyo metro areas which are expected to open during 2011. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues for the three months ended March 31, 2011 and 2010 were split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2011	%	2010	%	Actual	Constant currency
Americas	$117,586	60%	$72,073	54%	63%	n/a
EMEA	49,971	26%	41,832	32%	19%	18%
Asia-Pacific	27,019	14%	19,145	14%	41%	30%

Total	$194,576	100%	$133,050	100%	46%	44%

	Three months ended March 31,
	2011	2010
Cost of revenues as a percentage of revenues:
Americas	51%	49%
EMEA	61%	65%
Asia-Pacific	56%	53%
Total	54%	54%

Americas Cost of Revenues. The increase in our Americas cost of revenues was primarily due to the impact of the Switch and Data acquisition, which resulted in $41.5 million of additional cost of revenues for the three months ended March 31, 2011. Our Americas cost of revenues for the three months ended March 31, 2011 and 2010 included $45.2 million and $26.4 million, respectively, of depreciation expense, including $15.5 million of depreciation expense from the impact of the Switch and Data acquisition for the three months ended March 31, 2011.

Excluding the impact of the Switch and Data acquisition, our Americas cost of revenues during the three months ended March 31, 2011 was $76.1 million, which represents an increase of 6% from the three months ended March 31, 2010. Growth in depreciation expense was primarily due to our IBX center expansion activity. Excluding depreciation, our Americas cost of revenues did not materially change. We expect Americas cost of revenues to increase as a result of the ALOG acquisition and as we continue to grow our business.

EMEA Cost of Revenues. EMEA cost of revenues for the three months ended March 31, 2011 and 2010 included $15.1 million and $12.9 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity. Excluding depreciation expense, the increase in EMEA cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as $1.5 million of higher compensation expense, including general salaries, bonuses and headcount growth (255 EMEA cost of revenues employees as of March 31, 2011 versus 209 as of March 31, 2010) and an increase of $1.8 million in utility costs arising from increased customer installations and revenues attributed to customer growth. For the three months ended March 31, 2011, the impact of foreign currency fluctuations to our EMEA cost of revenues was not significant when compared to average exchange rates of the three months ended March 31, 2010. We expect EMEA cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the three months ended March 31, 2011 and 2010 included $8.6 million and $6.3 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as (i) $1.9 million in higher utility costs and (ii) an increase of $1.9 million of rent and facility costs. During the three months ended March 31, 2011, the U.S. dollar was generally stronger relative to the Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar than during the three months ended March 31, 2010, resulting in approximately $2.1 million of unfavorable foreign currency impact to our Asia-Pacific cost of revenues during the three months ended March 31, 2011 when compared to average exchange rates of the three months ended March 31, 2010. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended March 31, 2011 and 2010 were split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2011	%	2010	%	Actual	Constant currency
Americas	$21,811	65%	$11,952	61%	82%	n/a
EMEA	8,438	25%	4,991	26%	69%	67%
Asia-Pacific	3,387	10%	2,525	13%	34%	28%

Total	$33,636	100%	$19,468	100%	73%	71%

	Three months ended March 31,
	2011	2010
Sales and marketing expenses as a percentage of revenues:
Americas	9%	8%
EMEA	10%	8%
Asia-Pacific	7%	7%
Total	9%	8%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was partly due to the impact of the Switch and Data acquisition, which resulted in $3.6 million of additional sales and marketing expenses, including $2.3 million of amortization expense for customer contracts, for the three months ended March 31, 2011.

Excluding the impact of the Switch and Data acquisition, our Americas sales and marketing expenses during the three months ended March 31, 2011 were $18.2 million, which represents an increase of 52% from the three months ended March 31, 2010. This increase was primarily due to (i) $3.8 million of higher compensation costs, including sales compensation, general salaries, bonuses and headcount growth (133 Americas sales and marketing employees as of March 31, 2011 versus 108 as of March 31, 2010) and (ii) $1.1 million of higher bad debt expense, which is partially due to the revenue growth as discussed above and partially due to the growth of the Americas collection team that has initiated additional collection efforts and procedures.

We have been investing in our Americas sales and marketing initiatives to further increase our revenue and we anticipate this increased investment will continue over the next several years, including anticipated headcount growth and new product innovation efforts and, as a result, our Americas sales and marketing expenses as a percentage of revenues have increased and are expected to continue to increase. Additionally, as a result of the ALOG acquisition, we expect our Americas sales and marketing expenses to increase further. In the long-term, we generally expect Americas sales and marketing expenses to increase as we continue to grow our business and invest further in various branding initiatives; however, as a percentage of revenues, we generally expect them to decrease in the long-term.

EMEA Sales and Marketing Expenses. The increase in our EMEA sales and marketing expenses was primarily due to $2.5 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (86 EMEA sales and marketing employees as of March 31, 2011 versus 58 as of March 31, 2010). For the three months ended March 31, 2011, the impact of foreign currency fluctuations to our EMEA sales and marketing expenses was not significant when compared to average exchange rates of the three months ended March 31, 2010. We intend to invest further in our EMEA sales and marketing initiatives over the next several years, including anticipated headcount growth and new product innovation efforts and, as a result, we expect our EMEA sales and marketing expenses as a percentage of revenues to increase accordingly. In the long-term, we generally expect EMEA sales and marketing expenses to increase as we continue to grow our business and invest further in various branding initiatives; however, as a percentage of revenues, we generally expect them to decrease in the long-term.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to higher advertising and promotion efforts as part of our ongoing effort to gain additional market share. For the three months ended March 31, 2011, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the three months ended March 31, 2010. We intend to invest further in our Asia-Pacific sales and marketing initiatives over the next several years, including anticipated headcount growth and new product innovation efforts and, as a result, we expect our Asia-Pacific sales and marketing expenses as a percentage of revenues to increase accordingly. In the long-term, we generally expect Asia-Pacific sales and marketing expenses to increase as we continue to grow our business and invest further in various branding initiatives; however, as a percentage of revenues, we generally expect them to decrease in the long-term.

General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2011 and 2010 were split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2011	%	2010	%	Actual	Constant currency
Americas	$44,949	72%	$29,936	69%	50%	n/a
EMEA	12,156	19%	9,020	21%	35%	32%
Asia-Pacific	5,496	9%	4,199	10%	31%	21%

Total	$62,601	100%	$43,155	100%	45%	44%

	Three months ended March 31,
	2011	2010
General and administrative expenses as a percentage of revenues:
Americas	19%	20%
EMEA	15%	14%
Asia-Pacific	11%	12%
Total	17%	17%

Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was partly due to the impact of the Switch and Data acquisition, which resulted in $5.8 million of additional general and administrative expenses for the three months ended March 31, 2011.

Excluding the impact of the Switch and Data acquisition, our Americas general and administrative expenses during the three months ended March 31, 2011 were $39.1 million, which represents an increase of 31% from the three months ended March 31, 2010. This increase in our Americas general and administrative expenses was primarily due to (i) $5.8 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (415 Americas general and administrative employees as of March 31, 2011 versus 337 as of March 31, 2010) and (ii) $1.8 million of higher depreciation expense as a result of our ongoing efforts to support our growth, such as investments in systems.

Over the course of the past year, we have been investing in our Americas general and administrative functions, which has included taking on additional office space to accommodate the headcount growth, as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Americas general and administrative expenses to increase as a result of the ALOG acquisition and as we continue to further scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to $1.7 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (157 EMEA general and administrative employees as of March 31, 2011 versus 119 as of March 31, 2010). For the three months ended March 31, 2011, the impact of foreign currency fluctuations to our EMEA general and administrative expenses was not significant when compared to average exchange rates of the three months ended March 31, 2010. Over the course of the past year, we have been investing in our EMEA general and administrative functions, which has included taking on additional office space to accommodate the headcount growth, as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (130 Asia-Pacific general and administrative employees as of March 31, 2011 versus 115 as of March 31, 2010). For the three months ended March 31, 2011, the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates of the three months ended March 31, 2010. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Restructuring Charges. During the three months ended March 31, 2011, we recorded restructuring charges totaling $496,000 related to one-time termination benefits attributed to certain Switch and Data employees. For additional information, see “Restructuring Charges” in Note 12 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. We anticipate that we will incur additional restructuring charges in connection with the Switch and Data acquisition related to one-time termination benefits during the second quarter of 2011. During the three months ended March 31, 2010, no restructuring charge was recorded. Our restructuring charges all relate to our Americas region.

Acquisition Costs. During the three months ended March 31, 2011, we recorded acquisition costs totaling $415,000 primarily attributed to our Americas region related to the ALOG acquisition. During the three months ended March 31, 2010, we recorded acquisition costs totaling $5.0 million, primarily related to the Switch and Data acquisition. We expect to incur some additional acquisition costs related to the ALOG acquisition.

Interest Income. Interest income decreased to $215,000 for the three months ended March 31, 2011 from $506,000 for the three months ended March 31, 2010. Interest income decreased primarily due to lower invested balances and yields on invested balances. The average yield for the three months ended March 31, 2011 was 0.09% versus 0.19% for the three months ended March 31, 2010. We expect our interest income to remain at these low levels for the foreseeable future due to the impact of a lower interest rate environment, a portfolio more weighted towards short-term U.S. treasuries and from the utilization of cash to finance our expansion activities.

Interest Expense. Interest expense increased to $37.4 million for the three months ended March 31, 2011 from $25.7 million for the three months ended March 31, 2010. This increase in interest expense was primarily due to our $750.0 million 8.125% senior notes offering in February 2010 as well as additional financings such as capital lease and other financing obligations to support our expansion projects and additional advances from our new Asia-Pacific financing. This increase was partially offset by repayments of the Chicago IBX financing in March 2010, the European financing in April 2010, the Netherlands financing in June 2010 and mortgage payable in December 2010. During the three months ended March 31, 2011 and 2010, we capitalized $2.6 million and $3.7 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we recognize the full impact of our new Asia-Pacific financing, although this has been partially offset by repayment of debt and capitalized interest. We may also incur additional indebtedness to support our growth, resulting in further interest expense.

Other-Than-Temporary Impairment Recovery On Investments. During the three months ended March 31, 2011, no other-than-temporary impairment recovery on investments was recorded. During the three months ended March 31, 2010, we recorded a $3.4 million other-than-temporary impairment recovery on investments due to an additional distribution from one of our money market accounts we had previously written down during 2008 and 2009.

Loss on debt extinguishment and interest rate swaps, net. During the three months ended March 31, 2011, no loss on debt extinguishment and interest rate swaps, net was recorded. During the three months ended March 31, 2010, we recorded a $3.4 million loss on debt extinguishment and interest rate swaps, net, which is comprised of (i) a net gain of $4.0 million representing principal discount and the write-off of related debt issuance costs and (ii) a loss of $7.4 million from the termination of an interest rate swap associated with the Chicago IBX financing as a result of repaying and terminating the Chicago IBX financing in March 2010 and the write-off of interest rate swaps associated with the European financing due to these interest rate swaps no longer being effective hedges as a result of repaying and terminating the European financing in April 2010.

Other Income (Expense). For the three months ended March 31, 2011 and 2010, we recorded $2.1 million and $20,000 of other income, respectively, primarily due to foreign currency exchange gains during the periods.

Income Taxes. For the three months ended March 31, 2011 and 2010, we recorded $11.1 million and $8.7 million of income tax expenses, respectively. Our effective tax rates were 30.7% and 37.9% for the three months ended March 31, 2011 and 2010, respectively. We expect cash income taxes during the remainder of 2011 to increase. The cash taxes for 2011 and 2010 are primarily for state income taxes and foreign income taxes.

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

In addition, in presenting the non-GAAP financial measures, we exclude amortization expense related to certain intangible assets, as it represents a cost that may not recur and is not a good indicator of our current or future operating performance. We exclude accretion expense, both as it relates to asset retirement obligations as well as accrued restructuring charge liabilities, as these expenses represent costs which we believe are not meaningful in evaluating our current operations. We exclude non-cash stock-based compensation expense as it represents expense attributed to equity awards that have no current or future cash obligations. As such, we, and many investors and analysts, exclude this stock-based compensation expense when assessing the cash generating performance of our operations. We also exclude restructuring charges from our non-GAAP financial measures. The restructuring charges relate to our decisions to exit leases for excess space adjacent to several of our IBX data centers, which we did not intend to build out or our decision to reverse such restructuring charges, or severance charges related to the Switch and Data acquisition. Finally, we also exclude acquisition costs from our non-GAAP financial measures. The acquisition costs relate to costs we incur in connection with business combinations. Management believes such items as restructuring charges and acquisition costs are non-core transactions; however, these types of costs will or may occur in future periods.

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

We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges and acquisition costs as presented below (dollars in thousands):

	Three months ended March 31,
	2011	2010
Income from operations	$71,305	$47,982
Depreciation, amortization and accretion expense	79,525	49,322
Stock-based compensation expense	15,535	14,974
Restructuring charges	496	—
Acquisitions costs	415	4,994

Adjusted EBITDA	$167,276	$117,272

The geographic split of our adjusted EBITDA is presented below (dollars in thousands):

	Three months ended March 31,
	2011	2010
Americas:
Income from operations	$47,319	$29,601
Depreciation, amortization and accretion expense	53,482	28,174
Stock-based compensation expense	11,842	11,013
Restructuring charges	496	—
Acquisitions costs	366	4,994

Adjusted EBITDA	$113,505	$73,782

EMEA:
Income from operations	$11,471	$8,321
Depreciation, amortization and accretion expense	16,844	14,484
Stock-based compensation expense	2,295	2,150
Acquisitions costs	2	—

Adjusted EBITDA	$30,612	$24,955

Asia-Pacific:
Income from operations	$12,515	$10,060
Depreciation, amortization and accretion expense	9,199	6,664
Stock-based compensation expense	1,398	1,811
Acquisitions costs	47	—

Adjusted EBITDA	$23,159	$18,535

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

Liquidity and Capital Resources

As of March 31, 2011, our total indebtedness was comprised of (i) convertible debt principal totaling $1.0 billion from our 2.50% convertible subordinated notes (gross of discount), our 3.00% convertible subordinated notes, and our 4.75% convertible subordinated notes (gross of discount) and (ii) non-convertible debt and financing obligations totaling $1.2 billion consisting of (a) $750.0 million of principal from our senior notes, (b) $146.8 million of principal from our loans payable and (c) $305.3 million from our capital lease and other financing obligations.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of our current portion of debt due, and to complete our publicly-announced expansion projects. As of March 31, 2011, we had $456.7 million of cash, cash equivalents and short-term and long-term investments. Besides our investment portfolio and any financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity.

As of March 31, 2011, we had a total of approximately $77.3 million of additional liquidity available to us, consisting of (i) approximately $71.0 million under the new Asia-Pacific financing and (ii) $6.3 million under the $25.0 million Bank of America revolving credit line. While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and to complete our publicly-announced IBX expansion plans and the ALOG acquisition, we may pursue additional expansion opportunities, primarily the build-out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions. While we will be able to fund these expansion plans with our existing resources, additional financing, either debt or equity, may be required to pursue certain of these additional expansion plans. However, if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

Sources and Uses of Cash

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$117,770	$99,812
Net cash used in investing activities	(286,389)	(31,557)
Net cash provided by financing activities	26,126	629,796

Operating Activities. The increase in net cash provided by operating activities was primarily due to improved operating results, partially offset by payments of accounts payable and accrued expenses and payments related to restructuring charges. In addition, the amount of interest paid in cash also increased by $28.4 million as compared to the prior period. We expect that we will continue to generate cash from our operating activities during the remainder of 2011 and beyond.

Investing Activities. The increase in net cash used in investing activities was primarily due to $31.7 million of higher capital expenditures as a result of expansion activity, a $94.8 million increase in restricted cash primarily in connection with the Paris 4 IBX financing (see below) and the approximately $15.0 million purchase of the Paris 4 IBX property, as well as $114.5 million of additional net maturities from our investment portfolio in the prior period. For the foreseeable future, we expect that our IBX expansion construction activity will be greater than our 2010 spending levels. If the opportunity to expand is greater than planned and we have sufficient funding to pursue the expansion opportunities available to us, we may further increase the level of capital expenditures to support this growth as well as pursue additional acquisitions or joint ventures.

Financing Activities. The decrease in net cash provided by financing activities was primarily due to our $750.0 million 8.125% senior notes offering in February 2010, partially offset by repayment of the $110.0 million Chicago IBX financing in March 2010. Going forward, we expect that our financing activities will consist primarily of drawdowns of our new Asia-Pacific financing offset by repayment of our debt for the foreseeable future. Depending on market conditions, we may pursue additional financings in the future.

Debt Obligations

New Asia-Pacific Financing. During the three months ended March 31, 2011, we received additional advances totaling approximately $22.7 million under the new Asia-Pacific financing leaving the amount available to borrow totaling approximately $71.0 million. The outstanding loans payable under the new Asia-Pacific financing had a blended interest rate of 4.69% as of March 31, 2011. As of March 31, 2011, we were in compliance with all financial covenants associated with the new Asia-Pacific financing.

Paris 4 IBX Financing. In March 2011, we entered into two agreements with two unrelated parties to purchase and develop a building that will ultimately become our fourth IBX data center in the Paris metro area. The first agreement allowed us the right to purchase the property for a total fee of approximately $21.3 million payable to a company that held exclusive rights (including power rights) to the property and was already in the process of developing the property into a data center and will now, instead, become the anchor tenant in the Paris 4 IBX data center once it is open for business. The second agreement was entered into with the developer of the property and allowed us to take immediate title to the building and associated land and also requires the developer to construct the data center to our specifications and hand over the completed data center to us in July 2012 for a total fee of approximately $107.5 million. Both agreements include extended payment terms. We made payments under both agreements totaling approximately $35.7 million in March 2011 and the remaining payments due totaling approximately $93.1 million are payable on various dates through March 2013, which is referred to as Paris 4 IBX financing. Of the amounts paid or payable under the Paris 4 IBX financing, a total of $15.0 million was allocated to land and building assets, $3.8 million was allocated to a deferred charge, which will be netted against revenue associated with the anchor tenant of the Paris 4 IBX data center over the term of the customer contract, and the remainder totaling $110.0 million was or will be allocated to construction costs inclusive of interest charges. We have imputed an interest rate of 5.90% per annum on the Paris 4 IBX financing and as of March 31, 2011, a total of $12.1 million was outstanding under the Paris 4 IBX financing. We will record additional construction costs and increase the Paris 4 IBX financing liability over the course of the construction period. The Paris 4 IBX financing also required us to post approximately $94.7 million of cash into a restricted cash account as collateral for the developer during the construction period.

Contractual Obligations and Off-Balance-Sheet Arrangements

We lease a majority of our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2035. The following represents our debt maturities, financings, leases and other contractual commitments as of March 31, 2011 (in thousands):

	2011 (9 months)	2012	2013	2014	2015	Thereafter	Total
Convertible debt (1)	$—	$250,000	$—	$395,986	$—	$373,750	$1,019,736
Senior notes (1)	—	—	—	—	—	750,000	750,000
New Asia-Pacific financing (1)	10,102	27,884	38,446	38,098	20,190	—	134,720
Paris 4 IBX financing (2)	—	85,882	6,673	—	—	—	92,555
Interest (3)	68,120	99,120	94,310	89,953	78,860	161,390	591,753
Capital lease and other financing obligations (4)	22,253	32,043	32,750	33,590	34,363	267,921	422,920
Operating leases under accrued restructuring charges (5)	2,077	2,429	2,444	2,459	1,444	—	10,853
Operating leases (6)	87,046	115,879	116,006	110,861	93,054	515,056	1,037,902
Other contractual commitments (7)	197,632	37,393	4,256	1,615	—	—	240,896
Asset retirement obligations (8)	453	—	1,001	1,224	5,551	41,155	49,384

	$387,683	$650,630	$295,886	$673,786	$233,462	$2,109,272	$4,350,719

(1)	Represents principal only.
(2)	Represents total payments to be made to complete the construction of the Paris 4 IBX center.
(3)	Represents interest on convertible debt, senior notes and new Asia-Pacific financing based on their approximate interest rates as of March 31, 2011.
(4)	Represents principal and interest.
(5)	Excludes any subrental income.
(6)	Represents minimum operating lease payments, excluding potential lease renewals.
(7)	Represents off-balance-sheet arrangements. Other contractual commitments are described below.
(8)	Represents liability, net of future accretion expense.

In connection with certain of our leases, we entered into 13 irrevocable letters of credit totaling $18.7 million with Bank of America. These letters of credit were provided in lieu of cash deposits under the $25.0 million Bank of America revolving credit line and automatically renew in successive one-year periods until the final lease expiration date. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the $25.0 million Bank of America revolving credit line. These contingent commitments are not reflected in the table above.

Primarily as a result of our various IBX expansion projects, as of March 31, 2011, we were contractually committed for $204.8 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2011 and 2012, is reflected in the table above as “Paris 4 IBX financing” and “other contractual commitments.”

We had other non-capital purchase commitments in place as of March 31, 2011, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during the remainder of 2011 and beyond. Such other purchase commitments as of March 31, 2011, which total $128.6 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $150.0 million to $200.0 million, in addition to the $204.8 million in contractual commitments discussed above as of March 31, 2011, in our various IBX expansion projects during the remainder of 2011 and thereafter in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.

Critical Accounting Policies and Estimates

Equinix’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management’s application of accounting policies. On an on-going basis, management evaluates its estimates and judgments. Critical accounting policies for Equinix that affect our more significant judgment and estimates used in the preparation of our condensed consolidated financial statements include accounting for income taxes, accounting for business combinations, accounting for impairment of goodwill and accounting for property, plant and equipment, which are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

While there have been no significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the three months ended March 31, 2011 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2010, the U.S. dollar weakened relative to certain of the currencies of the foreign countries in which we operate during the three months ended March 31, 2011. This has significantly impacted our consolidated financial position and results of operations during this period including the amount of revenue that we reported. Continued strengthening or weakening of the U.S. dollar will continue to have a significant impact to us in future periods.

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

The parties in the approximately 300 coordinated cases, including the parties in the Equinix case, reached a settlement. It provides for releases of existing claims and claims that could have been asserted relating to the conduct alleged to be wrongful from the class of investors participating in the settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Equinix. On October 6, 2009, the Court granted final approval to the settlement. Two appeals are proceeding before the United States Court of Appeals for the Second Circuit. Plaintiffs have moved to dismiss both appeals.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows. We intend to continue to defend the action vigorously if the settlement does not survive the appeals.

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

Alleged Class Action and Shareholder Derivative Action

On March 4, 2011, an alleged class action entitled Cement Masons & Plasterers Joint Pension Trust v. Equinix, Inc., et al., No. CV-11-1016-SC, was filed in the United States District Court for the Northern District of California, against Equinix and two of our officers. The suit asserts purported claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for allegedly misleading statements regarding our business and financial results. The suit is purportedly brought on behalf of purchasers of our common stock between July 29, 2010 and October 5, 2010, and seeks compensatory damages, fees and costs. Defendants have not yet responded to the claims in this action.

On March 8, 2011, an alleged shareholder derivative action entitled Rikos v. Equinix, Inc., et al., No. CGC-11-508940, was filed in California Superior Court, County of San Francisco, against Equinix (as a nominal defendant), the members of our board of directors, and two of our officers. The suit is based on allegations similar to those in the federal securities class action and, allegedly on our behalf, asserts purported state law causes of action against the individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The suit seeks, among other things, compensatory and treble damages, restitution and other equitable relief, and fees and costs. Defendants have not yet responded to the claims in this action.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of these matters, and are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

Item 1A.	Risk Factors

In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business and us:

Acquisitions present many risks, and we may not realize the financial or strategic goals that were contemplated at the time of any transaction.

Over the last several years, we have completed several acquisitions, including that of Switch and Data Facilities Company, Inc. in 2010. We also acquired, with RW Brasil Fundo de Investimento em Participações, approximately 90% of the outstanding capital stock of ALOG Data Centers do Brasil S.A. in 2011. We may make additional acquisitions in the future, which may include acquisitions of businesses, products, services or technologies that we believe to be complementary, acquisitions of new IBX data centers or real estate for development of new IBX data centers or through investments in local data center operators. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to several potential risks, including:

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

•	the possibility of customer dissatisfaction if we are unable to achieve levels of quality and stability on par with past practices;

•	the possibility that our customers may not accept either the existing equipment infrastructure or the “look-and-feel” of a new or different IBX data center;

•	the possibility that additional capital expenditures may be required or that transaction expenses associated with acquisitions may be higher than anticipated;

•	the possibility that required financing to fund an acquisition may not be available on acceptable terms or at all;

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

We cannot assure you that the price of any future acquisitions of IBX data centers will be similar to prior IBX data center acquisitions. In fact, we expect costs required to build or render new IBX data centers operational to increase in the future. If our revenue does not keep pace with these potential acquisition and expansion costs, we may not be able to maintain our current or expected margins as we absorb these additional expenses. There is no assurance we would successfully overcome these risks or any other problems encountered with these acquisitions.

Our substantial debt could adversely affect our cash flows and limit our flexibility to raise additional capital.

We have a significant amount of debt and expect to incur additional debt to support our growth. As of March 31, 2011, our total indebtedness was approximately $2.1 billion, our stockholders’ equity was $2.0 billion and our cash and investments totaled $456.7 million.

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

The uncertain economic environment could have an adverse effect on our liquidity. Customer collections are our primary source of cash. While we believe we have a strong customer base and have continued to experience strong collections, if the current market conditions were to worsen, some of our customers may have difficulty paying us. As a result, we may experience increased churn in our customer base, including reductions in their commitments to us. We may also be required to further increase our allowance for doubtful accounts, which would negatively impact our results. Our sales cycle could also be further lengthened if customers slow spending, or delay decision-making, on our products and services, which could adversely affect our revenue growth. In addition, we could experience pricing pressure as a result of economic conditions if our competitors lower prices and attempt to lure away our customers with lower cost solutions.

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

Announcements by others or us may also have a significant impact on the market price of our common stock. These announcements may relate to:

•	our operating results or forecasts;

•	new issuances of equity, debt or convertible debt by us;

•	developments in our relationships with corporate customers;

•	announcements by our customers or competitors;

•	changes in regulatory policy or interpretation;

•	governmental investigations;

•	changes in the ratings of our debt or stock by rating agencies or securities analysts;

•	our purchase or development of real estate and/or additional IBX data centers;

•	our acquisitions of complementary businesses; or

•	the operational performance of our IBX data centers.

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

We are considering the acquisition or lease of additional properties and the construction of new IBX data centers beyond those expansion projects already announced. We will be required to commit substantial operational and financial resources to these IBX data centers, generally 12 to 18 months in advance of securing customer contracts, and we may not have sufficient customer demand in those markets to support these centers once they are built. In addition, unanticipated technological changes could affect customer requirements for data centers, and we may not have built such requirements into our new IBX data centers. Either of these contingencies, if they were to occur, could make it difficult for us to realize expected or reasonable returns on these investments.

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

As of March 31, 2011, our accumulated deficit was $324.0 million. Although we have generated net income for each fiscal year since 2008, which was our first full year of net income since our inception, we are also currently investing heavily in our future growth through the build-out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial crisis may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Problems at one or more of our IBX data centers, whether or not within our control, could result in service interruptions or significant equipment damage. We have service level commitment obligations to certain of our customers, including our significant customers. As a result, service interruptions or significant equipment damage in our IBX data centers could result in difficulty maintaining service level commitments to these customers and potential claims related to such failures. Because our IBX data centers are critical to many of our customers’ businesses, service interruptions or significant equipment damage in our IBX data centers could also result in lost profits or other indirect or consequential damages to our customers. We cannot guarantee that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as a result of a problem at one of our IBX data centers.

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

We may also incur significant liability in the event of an earthquake, particularly in one of the high hazard zones for earth movement which include, but are not limited to, California, Japan, the New Madrid Seismic Zone and the Pacific Northwest Seismic Zone, where insurance coverage for earthquakes can be extremely expensive. While we purchase minimal levels of earthquake coverage for certain of our IBX data centers in California, at other California IBX data centers and in other high hazard zones we have elected to self-insure. In the event of a large earthquake in any of these locations, we may find our insurance coverage to be inadequate to cover our damages, and our business, financial condition and results of operations could be materially and adversely impacted.

The shortage of electricity supply and other aftermath caused by the recent Japanese earthquake and resulting tsunami may affect our business operations. We have two IBX centers close to Tokyo, Japan, one in Heiwajima and one in Shinagawa plus a third data center under construction in Tokyo. As of the date of this filing, all of our Japanese employees are reported safe and our centers are operational. However, there can be no assurances that future operations and revenue may not be seriously affected by, among other things, the potential of the shortage of electricity power supply in Japan as well as the potential of a nuclear reactor disaster occurring at a power plant within one hundred and forty miles of our IBX centers. These occurring or potential events may seriously damage our ability to conduct business in Japan or, in the worst case, cause operations to completely cease with our Japanese revenue suffering a material downturn.

Furthermore, we are dependent upon Internet service providers, telecommunications carriers and other website operators in the Americas region, Asia-Pacific region, EMEA and elsewhere, some of which have experienced significant system failures and electrical outages in the past. Users of our services may in the future experience difficulties due to system failures unrelated to our systems and services. If for any reason, these providers fail to provide the required services, our business, financial condition and results of operations could be materially and adversely impacted.

Our construction of additional new IBX data centers, or IBX data center expansions, could involve significant risks to our business.

In order to sustain our growth in certain of our existing and new markets, we must either expand an existing data center, lease a new facility or acquire suitable land with or without structures to build new IBX data centers from the ground up. Expansions or new builds are currently underway, or being contemplated, in many of our markets. Any related construction requires us to carefully select and rely on the experience of one or more general contractors, designers and associated subcontractors during the design and construction process. Should a general contractor, designer or significant subcontractor experience financial or other problems during the design or construction process, we could experience significant delays, increased costs to complete the project and other negative impacts to our expected returns. Site selection is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets with the necessary combination of high power capacity and fiber connectivity.

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

Fossil fuel combustion creates greenhouse gas emissions that are linked to global climate change. Regulations to limit greenhouse gas emissions are in force in the European Union in an effort to prevent or reduce climate change. In the United States, federal legislative proposals have been considered that would, if adopted, implement some form of regulation or taxation to reduce or mitigate greenhouse gas (“GHG”) emissions. In addition, the U.S. Environmental Protection Agency (“EPA”) is taking steps towards using its existing authority under the Clean Air Act to regulate GHG emissions. On June 3, 2010, EPA published a final rule, known as the Tailoring Rule, setting forth the permitting program for regulating GHG emissions from major stationary sources. These permitting requirements will include, but are not limited to, meeting the best available control technologies for GHG emissions, and monitoring, reporting and recordkeeping for GHG emissions. The first steps of the program became effective January 2, 2011, and apply to large sources of GHGs such as, for example, fossil-fueled electricity generating facilities, that are already subject to Clean Air Act major source permits for their emission of non-greenhouse gas air pollutants (such as sulfur dioxide or particulate matter). The second step of the permitting program is effective July 1, 2011, and applies to the construction a new facility that will emit 100,000 tons per year or more of carbon dioxide equivalent (“CO2e”, a unit of measurement for GHGs) or to the modification of an existing facility that results in an increase of GHG emissions by 75,000 tons per year of CO2e. There is a small-source exception to the Tailoring Rule that we believe applies to our facilities. Under the exception, no source with emissions below 50,000 tons per year of CO2e or any modification resulting in an increase of less than 50,000 tons per year of CO2e will be subject to PSD or Title V permitting before at least April 30, 2016. EPA also announced plans in the final rule to develop permitting requirements for smaller sources of GHGs after the expiration of the small-source exception, which could potentially affect our facilities. We will continue to monitor the developments of this regulatory program to evaluate its impact on our facilities and business.

Several states within the United States have adopted laws intended to limit fossil fuel consumption and/or encourage renewable energy development for the same purpose. For example, California enacted AB-32, the Global Warming Solutions Act of 2006, prescribing a statewide cap on global warming pollution with a goal of reaching 1990 GHG emission levels by 2020 and 80% below 1990 levels by 2050 and establishing a mandatory emissions reporting program. On December 16, 2010, the California Air Resources Board adopted the initial elements of a cap-and-trade program to implement AB-32, which will establish an auction to allocate allowances for GHG emissions, and will establish a minimum price for such allowances. This cap-and-trade regulation is intended to take effect January 1, 2012, and will increase our electricity costs by an amount that cannot yet be determined, but could exceed 5% of our costs of electricity at our California locations.

Federal, regional, state and international regulatory programs to address climate change are still developing. In their final form, they may include a tax on carbon, a carbon “cap-and-trade” market, and/or other restrictions on carbon and GHG emissions. The area of GHG limitations and regulation is rapidly changing and will continue to change as additional legislation is considered and adopted, and regulations are finalized that implement existing law. For example, the United Kingdom is in the process of implementing the mandatory Carbon Reduction Commitment Energy Efficiency Scheme (“CRC”), which requires certain public and private sector organizations that are consumers of large amounts of electricity to register with the program, participate in energy-saving activities and reduce their GHG emissions. The CRC became effective April 1, 2010, and qualifying organizations were required to register by September 30, 2010, which we have done. The United Kingdom Government has announced a review of the mechanics of the CRC, but retained that the first relevant period for the operation of the CRC remains and will start on April 2011 and require us to monitor power usage from April 2011 onwards. We are monitoring developments and continuing to evaluate the extent of our obligations and the implications for our business in the United Kingdom, and we are communicating with customers accordingly.

We do not anticipate that climate change-related laws and regulations would directly limit the emissions of GHG by our operations. We could, however, be directly subject to taxes, fees or costs, or could indirectly be required to reimburse electricity providers for such costs that would represent the amount of GHG we emit. The expected controls on GHG emissions are likely to increase the costs of electricity or fossil fuels, and these cost increases could materially increase our costs of operation or limit the availability of electricity or emergency generator fuels. The physical impacts of climate change, including extreme weather conditions such as heat waves, could materially increase our costs of operation due to, for example, an increase in our energy use in order to maintain the temperature and internal environment of our data centers necessary for our operations. To the extent any environmental laws enacted or regulations impose new or unexpected costs, our business, results of operations or financial condition may be adversely affected.

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

Power outages, such as those that occurred in California during 2001, the Northeast in 2003, from the tornados on the U.S. east coast in 2004, and relating to the earthquake and tsunami in Japan in 2011, could harm our customers and our business. We attempt to limit exposure to system downtime by using backup generators and power supplies; however, we may not be able to limit our exposure entirely even with these protections in place, as was the case with the power outages we experienced in our Chicago and Washington, D.C. metro area IBX data centers in 2005, London metro area IBX data centers in 2007 and Paris metro area IBX data centers in 2009.

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

For the years ended December 31, 2010, 2009 and 2008, we recognized 38%, 39% and 37%, respectively, of our revenues outside the U.S. For the three months ended March 31, 2011, we recognized 36% of our revenues outside the U.S. We currently operate outside of the Americas in the EMEA and Asia-Pacific regions. In April 2011, we expanded into South America through an investment in ALOG Data Centers of Brazil S.A.

To date, the network neutrality of our IBX data centers and the variety of networks available to our customers has often been a competitive advantage for us. In certain of our acquired IBX data centers in the Asia-Pacific region the limited number of carriers available reduces that advantage. As a result, we may need to adapt our key revenue-generating services and pricing to be competitive in those markets. In addition, we are currently undergoing expansions or evaluating expansion opportunities in the EMEA and Asia-Pacific regions. Undertaking and managing expansions in foreign jurisdictions may present unanticipated challenges to us.

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

Economic uncertainty in developing markets could adversely affect our revenue and earnings.

We conduct business and plan to expand in developing markets with economies that tend to be more volatile than those in the United States and Western Europe. The risk of doing business in developing markets such as China, Brazil, United Arab Emirates and other economically volatile areas could adversely affect our operations and earnings. Such risks include the financial instability among customers in these regions, political instability, fraud or corruption and other non-economic factors such as irregular trade flows that need to be managed successfully with the help of the local governments. In addition, commercial laws in some developing countries can be vague, inconsistently administered and retroactively applied. If we are deemed not to be in compliance with applicable laws in developing countries where we conduct business, our prospects and business in those countries could be harmed, which could then have a material adverse impact on our results of operations and financial position. Our failure to successfully manage economic, political and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect our business.

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

•	the duration of the sales cycle for our services and our ability to ramp our newly-hired sales persons to full productivity within the time period we have forecasted;

•	restructuring charges or reversals of existing restructuring charges, which may be necessary due to revised sublease assumptions, changes in strategy or otherwise;

•	acquisitions or dispositions we may make;

•	the financial condition and credit risk of our customers;

•	the provision of customer discounts and credits;

•	the mix of current and proposed products and services and the gross margins associated with our products and services;

•	the timing required for new and future centers to open or become fully utilized;

•	competition in the markets in which we operate;

•	conditions related to international operations;

•	increasing repair and maintenance expenses in connection with aging IBX data centers;

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

We are subject to various legal proceedings as described in Note 9 to Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q. In addition, we may, in the future, be subject to other litigation. For example, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Litigation can be lengthy, expensive, and divert management’s attention and resources. Results cannot be predicted with certainty and an adverse outcome in litigation could result in monetary damages or injunctive relief that could seriously harm our business, results of operations, financial condition or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
2.1

Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.

		Def. Proxy 14A	12/12/02

2.2	Agreement and Plan of Merger dated October 21, 2009, by and among Equinix, Inc., Switch & Data Facilities Company, Inc. and Sundance Acquisition Corporation.	8-K	10/22/09	2.1

2.3	First Amendment to the Agreement and Plan of Merger dated March 20, 2010, by and among Equinix, Inc., Switch & Data Facilities Company, Inc. and Sundance Acquisition Corporation.	8-K	3/22/10	2.1

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.3	Amended and Restated Bylaws of the Registrant.	8-K	12/22/08	3.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Indenture dated March 30, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/07	4.4

4.3	Form of 2.50% Convertible Subordinated Note Due 2012 (see Exhibit 4.2).

4.4	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4

4.5	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.4).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
4.6	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/09	4.1

4.7	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.6).

4.8	Indenture dated March 3, 2010 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	10-Q	3/31/10	4.8

4.9	Form of 8.125% Senior Note Due 2018 (see Exhibit 4.8).

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.2	2000 Equity Incentive Plan, as amended.	10-K	12/31/07	10.3

10.3	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.4	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.5	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	S-8 (File No. 333-165033)	2/23/10	99.3

10.6	Form of Restricted Stock Agreements for Stephen M. Smith under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/07	10.45

10.7	Letter Agreement, dated April 22, 2008, by and between Eric Schwartz and Equinix Operating Co., Inc.	10-Q	6/30/08	10.34

10.8	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31

10.9	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

10.10	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.11	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.	10-K	12/31/08	10.34

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.12	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

10.13	Change in Control Severance Agreement by and between Jarrett Appleby and Equinix, Inc. dated December 11, 2008.	10-K	12/31/08	10.36

10.14	Offer Letter from Equinix, Inc. to Jarrett Appleby dated November 6, 2008.	10-K	12/31/08	10.37

10.15	Restricted Stock Unit Agreement for Jarrett Appleby under the Equinix, Inc. 2000 Equity Incentive Plan.	10-K	12/31/08	10.38

10.16	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.1

10.17	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.2

10.18	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.3

10.19	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.4

10.20	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.5

10.21	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.6

10.22	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.7

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.23	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.8

10.24	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.9

10.25	Addendum to international assignment letter agreement by and between Eric Schwartz and Equinix Operating Co., Inc., dated February 17, 2010.	10-Q	3/31/10	10.42

10.26	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company, Inc.	2/5/07	10.9

10.27	Amendment and Restatement of Facility Agreement, by and among Equinix Australia Pty Ltd., Equinix Hong Kong Limited, Equinix Singapore Pte. Ltd., Equinix Pacific Pte. Ltd and Equinix Japan K.K., as borrowers, the Joint Mandated Lead Arrangers, the Joint Mandated Bookrunners, the Lead Arrangers and the Closing Date Lenders, as defined therein, and The Royal Bank of Scotland N.V., as Facility Agent, dated May 10, 2010.	10-Q	6/30/10	10.39

10.28	Offer Letter from Equinix, Inc. to Charles Meyers dated September 28, 2010.	10-Q	9/30/10	10.40

10.29	Restricted Stock Unit Agreement for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/10	10.41

10.30	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30. 2010.	10-Q	9/30/10	10.42

10.31	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Appleby, Ferris, Meyers, Smith, Taylor and Van Camp.	10-K	12/31/10	10.33

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.32	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/10	10.34

10.33	Equinix, Inc. 2011 Incentive Plan				X

10.34	Form of Restricted Stock Unit Agreement for CEO and CFO.				X

10.35	Form of Restricted Stock Unit Agreement for all other Section 16 officers.				X

18.1	Preferable Accounting Principles Letter from Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm, dated July 26, 2010.	10-Q	6/30/10	18.1

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

X

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.

Date: April 29, 2011

	By:	/S/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document
10.33	Equinix, Inc. 2011 Incentive Plan.

10.34	Form of Restricted Stock Unit Agreement for CEO and CFO.

10.35	Form of Restricted Stock Unit Agreement for all other Section 16 officers.

21.1	Subsidiaries of Equinix.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.