Form 10-Q
period 2011-06-30
EQUINIX INC
filed 2011-07-29
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s Common Stock as of June 30, 2011 was 47,035,026.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$297,872	$442,841
Short-term investments	94,246	147,192
Accounts receivable, net	140,316	116,358
Other current assets	116,654	71,657

Total current assets	649,088	778,048
Long-term investments	30,960	2,806
Property, plant and equipment, net	3,085,202	2,650,953
Goodwill	897,461	774,365
Intangible assets, net	163,771	150,945
Other assets	142,709	90,892

Total assets	$4,969,191	$4,448,009

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$189,739	$145,854
Accrued property, plant and equipment	90,652	91,667
Current portion of capital lease and other financing obligations	9,461	7,988
Current portion of loans payable	31,459	19,978
Current portion of convertible debt	240,134	—
Other current liabilities	59,006	52,628

Total current liabilities	620,451	318,115
Capital lease and other financing obligations, less current portion	337,274	253,945
Loans payable, less current portion	201,233	100,337
Convertible debt, less current portion	688,300	916,337
Senior notes	750,000	750,000
Other liabilities	238,684	228,760

Total liabilities	2,835,942	2,567,494

Redeemable non-controlling interests (Note 2)	69,050	—

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	47	46
Additional paid-in capital	2,399,055	2,341,586
Accumulated other comprehensive loss	(41,679)	(112,018)
Accumulated deficit	(293,224)	(349,099)

Total stockholders’ equity	2,064,199	1,880,515

Total liabilities, redeemable non-controlling interests and stockholders’ equity	$4,969,191	$4,448,009

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(unaudited)
Revenues	$394,900	$296,094	$757,929	$544,743

Costs and operating expenses:
Cost of revenues	215,572	162,582	410,148	295,632
Sales and marketing	37,063	28,913	70,699	48,381
General and administrative	65,681	54,166	128,282	97,321
Restructuring charges	103	4,357	599	4,357
Acquisition costs	1,615	5,849	2,030	10,843

Total costs and operating expenses	320,034	255,867	611,758	456,534

Income from operations	74,866	40,227	146,171	88,209
Interest income	632	491	847	997
Interest expense	(37,677)	(37,615)	(75,038)	(63,290)
Other-than-temporary impairment recovery on investments	—	—	—	3,420
Loss on debt extinguishment and interest rate swaps, net	—	(1,454)	—	(4,831)
Other income (expense)	1,021	(1,481)	3,132	(1,461)

Income before income taxes	38,842	168	75,112	23,044
Income tax expense	(8,109)	(2,442)	(19,234)	(11,119)

Net income (loss)	30,733	(2,274)	55,878	11,925
Net (income) loss attributable to redeemable non-controlling interests	(3)	—	(3)	—

Net income (loss) attributable to Equinix.	$30,730	$(2,274)	$55,875	$11,925

Earnings (loss) per share attributable to Equinix:
Basic earnings (loss) per share	$0.65	$(0.05)	$1.20	$0.29

Weighted-average shares	46,924	43,507	46,688	41,546

Diluted earnings (loss) per share	$0.64	$(0.05)	$1.18	$0.28

Weighted-average shares	50,664	43,507	50,454	42,694

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2011	2010
	(unaudited)
Cash flows from operating activities:
Net income	$55,878	$11,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	154,393	106,418
Stock-based compensation	33,853	33,070
Restructuring charges	599	4,357
Amortization of intangible assets	9,164	5,021
Amortization of debt issuance costs and debt discounts	15,609	12,243
Accretion of asset retirement obligation and accrued restructuring charges	2,264	1,379
Loss on debt extinguishment and interest rate swaps, net	—	4,831
Allowance for doubtful accounts	2,231	974
Other items	2,536	424
Changes in operating assets and liabilities:
Accounts receivable	(16,310)	(31,757)
Other assets	(2,693)	7,957
Accounts payable and accrued expenses	(9,524)	19,060
Other liabilities	10,118	(19,184)

Net cash provided by operating activities	258,118	156,718

Cash flows from investing activities:
Purchases of investments	(275,364)	(284,926)
Sales of investments	81,963	2,203
Maturities of investments	222,195	330,021
Purchase of Switch and Data, net of cash acquired	—	(113,289)
Purchase of ALOG, net of cash acquired	(41,954)	—
Purchase of Paris 4 IBX property	(14,951)	—
Purchase of Frankfurt IBX property	(9,042)	—
Purchases of property, plant and equipment	(363,990)	(292,105)
Increase in restricted cash	(95,932)	(1,160)
Release of restricted cash	944	244
Other investing activities	5	—

Net cash used in investing activities	(496,126)	(359,012)

Cash flows from financing activities:
Proceeds from employee equity awards	24,597	22,153
Proceeds from senior notes	—	750,000
Proceeds from loans payable	77,917	98,958
Repayment of capital lease and other financing obligations	(4,323)	(12,401)
Repayment of mortgage and loans payable	(10,102)	(458,028)
Debt issuance costs	(125)	(23,119)

Net cash provided by financing activities	87,964	377,563

Effect of foreign currency exchange rates on cash and cash equivalents	5,075	(9,983)

Net increase (decrease) in cash and cash equivalents	(144,969)	165,286
Cash and cash equivalents at beginning of period	442,841	346,056

Cash and cash equivalents at end of period	$297,872	$511,342

Supplemental cash flow information:
Cash paid for taxes	$6,825	$1,496

Cash paid for interest	$60,462	$33,067

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

Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Equinix and its subsidiaries, including the operations of ALOG Data Centers do Brasil S.A. and its subsidiaries (“ALOG”) from April 25, 2011 (see Note 2) and Switch & Data Facilities Company, Inc. (“Switch and Data”) from April 30, 2010. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the consolidated financial statement presentation as of and for the three and six months ended June 30, 2011.

Income Taxes

The Company’s effective tax rates were 25.6% and 48.3% for the six months ended June 30, 2011 and 2010, respectively. The Company’s unrecognized tax benefits increased by approximately $25,767,000 during the three months ended June 30, 2011 due to the ALOG Acquisition. A portion of these unrecognized tax benefits served to reduce the deferred tax assets acquired from the ALOG Acquisition.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents, by operating expense category, the Company’s stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cost of revenues	$1,499	$1,744	$2,844	$3,338
Sales and marketing	3,610	3,758	6,476	6,689
General and administrative	13,209	12,594	24,533	23,043
Restructuring charges	—	1,491	—	1,491

	$18,318	$19,587	$33,853	$34,561

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income. This ASU is intended to increase the prominence of other comprehensive income in financial statements by presenting the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance; therefore, adoption of the new guidance in the first quarter of fiscal 2012 will not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”), which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRSs. ASU 2011-14 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-14 clarifies the FASB’s intent about the application of existing fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively; therefore, the Company will adopt ASU 2011-04 in its first quarter of fiscal 2012. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

2. Business Combination

ALOG Acquisition

On April 25, 2011 (the “Acquisition Date”), Zion RJ Participações S.A. (“Zion”), a Brazilian joint-stock company controlled by a wholly-owned subsidiary of the Company and co-owned by RW Brasil Fundo de Investimento em Participações, a subsidiary of Riverwood Capital L.P. (“Riverwood”), completed the acquisition of approximately 90% of the outstanding capital stock of ALOG. As a result, the Company acquired an approximate 53% indirect, controlling equity interest in ALOG (the “ALOG Acquisition”). The Company paid a total of approximately 82,194,000 Brazilian reais in cash on the closing date, or approximately $51,723,000, to purchase the ALOG capital stock. An additional 36,000,000 Brazilian reais, or approximately $22,000,000, is payable by Zion in April 2013, subject to reduction for any post-closing balance sheet adjustments and any claims for indemnification (the “Contingent Consideration”). The Company’s portion of the Contingent Consideration is 19,080,000 Brazilian reais, or approximately $12,000,000. ALOG operates three data centers in Brazil and is headquartered in Rio de Janeiro. ALOG will continue to operate under the ALOG trade name. There were no historical transactions between Equinix, Riverwood, Zion and ALOG.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Beginning in April 2014 and ending in May 2016, Equinix will have the right to purchase all of Riverwood’s interest in Zion at a price equal to the greater of (i) its then current fair market value and (ii) a net purchase price that implies a compounded internal rate of return in U.S. dollars (“IRR”) for Riverwood’s investment of 12%. If Equinix exercises its right to purchase Riverwood’s shares, Equinix also will have the right, and under certain circumstances may be required, to purchase the remaining approximate 10% of shares of ALOG that Zion does not own, which are held by ALOG management (collectively, the “Call Options”).

Also beginning in April 2014 and ending in May 2016, Riverwood will have the right to require Equinix to purchase all of Riverwood’s interests in Zion at a price equal to the greater of (i) its then current fair market value and (ii) a net purchase price that implies an IRR for Riverwood’s investment of 8%, declining over time. If Riverwood exercises its right to require Equinix to purchase Riverwood’s shares, Equinix will have the right, and under certain circumstances may be required, to purchase the remaining approximate 10% of shares of ALOG that Zion does not own, which are held by ALOG management (collectively, the “Put Options”).

As the Company has an approximate 53% indirect controlling equity interest in ALOG, it began consolidating the results of ALOG’s operations on the Acquisition Date. Upon consolidation, all amounts pertaining to the approximate 10% of ALOG that Zion does not own, as well as Riverwood’s interest in ALOG and Zion are reported as redeemable non-controlling interests in the Company’s consolidated financial statements. The Company incurred acquisition costs of $1,556,000 and $1,922,000, respectively, for the three and six months ended June 30, 2011 related to ALOG, which were included in the consolidated statements of operations.

Purchase Price Allocation

The ALOG Acquisition was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to ALOG’s net tangible and intangible assets based upon their fair value as of the Acquisition Date. Based upon the purchase price and the valuation of ALOG, the preliminary purchase price allocation was as follows (in thousands):

Cash and cash equivalents	$9,769
Accounts receivable	6,756
Property, plant and equipment	52,542
Goodwill	104,799
Intangible assets	19,295
Other assets	7,562

Total assets acquired	200,723
Accounts payable and accrued expenses	(49,965)
Loans payable	(19,724)
Capital leases and other financing obligations	(5,945)
Other liabilities	(6,589)
Redeemable non-controlling interests	(66,777)

Net assets acquired	$51,723

The Company’s preliminary purchase price includes the Company’s current estimate of the fair value of the Contingent Consideration. The Company continues to evaluate certain assets and liabilities related to the ALOG Acquisition. Additional information, which existed as of the Acquisition Date but was unknown to the Company at that time, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the Acquisition Date. Changes to the assets and liabilities recorded may result in a corresponding adjustment to goodwill.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents certain information on the acquired identifiable intangible assets (dollars in thousands):

Intangible assets	Fair value	Estimated useful lives (years)	Weighted -average estimated useful lives (years)
Customer contracts	$17,093	5 – 7	5.9
Other	2,202	3 – 6	4.3

The fair value of customer contracts was estimated by applying an income approach. The fair value was determined by calculating the present value of estimated future operating cash flows generated from exisiting customers less costs to realize the revenue. The Company applied a discount rate of approximately 15.6%, which reflects the nature of the asset as it relates to the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of the customer contracts include projected revenue growth, customer attrition rates, sales and marketing expenses and operating margins. The fair value of the other acquired identifiable intangible assets were estimated by applying an income or cost approach as appropriate. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements.

The Company determined the fair value of the loans payable assumed in the ALOG Acquisition by estimating ALOG’s debt rating and reviewed market data with a similar debt rating and other characteristics of the debt, including the maturity date and security type. The Company determined that the book value approximated the fair value as of the Acquisition Date.

The Company determined the fair value of the redeemable non-controlling interests assumed in the ALOG Acquisition based on the consideration transferred, which included the values ascribed to the Call Options and Put Options. The Company will record an adjustment each reporting period to these redeemable non-controlling interests such that the carrying value of the redeemable non-controlling interests equals the greater of fair value or a minimum IRR as outlined in the Put Options.

A total of $104,799,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill is attributable to the workforce of ALOG and the significant synergies expected to arise after the ALOG Acquisition. A portion of the goodwill is expected to be deductible for local tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. Goodwill recorded as a result of the ALOG Acquisition is attributable to the Company’s Americas reportable segment (see Note 12) and reporting unit (see Note 4).

The consolidated financial statements of the Company include the operations of ALOG from April 25, 2011 through June 30, 2011 for the three and six months ended June 30, 2011. For the three and six months ended June 30, 2011, ALOG recognized revenues of $11,724,000 and had an inconsequential amount of net income, which were included in the Company’s condensed consolidated statements of operations.

The ALOG acquisition was not material to the Company’s consolidated balance sheets and results of operations; therefore, the Company does not present unaudited pro forma combined consolidated financial information.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to the Company for the periods presented (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss), basic	$30,733	$(2,274)	$55,878	$11,925
Net (income) loss attributable to redeemable non-controlling interests	(3)	—	(3)	—

Net income (loss) attributable to Equinix, basic	30,730	(2,274)	55,875	11,925
Interest on convertible debt, net of tax	1,746	—	3,485	—

Net income (loss) attributable to Equinix, diluted	$32,476	$(2,274)	$59,360	$11,925

Weighted-average shares used to compute basic earnings per share	46,924	43,507	46,688	41,546

Effect of dilutive securities:
3.00% convertible subordinated notes	2,945	—	2,945	—
Employee equity awards	795	—	821	1,148

Weighted-average shares used to compute diluted earnings per share	50,664	43,507	50,454	42,694

Earnings (loss) per share attributable to Equinix:
Basic	$0.65	$(0.05)	$1.20	$0.29

Diluted	$0.64	$(0.05)	$1.18	$0.28

The following table sets forth weighted-average outstanding potential shares of common stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Shares reserved for conversion of 2.50% convertible subordinated notes	2,232	2,232	2,232	2,232
Shares reserved for conversion of 3.00% convertible subordinated notes	—	2,945	—	2,945
Shares reserved for conversion of 4.75% convertible subordinated notes	4,433	4,433	4,433	4,433
Common stock related to employee equity awards	644	3,752	646	937

	7,309	13,362	7,311	10,547

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Balance Sheet Components

Cash, Cash Equivalents and Short-Term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following as of (in thousands):

	June 30, 2011	December 31, 2010
Cash and cash equivalents:
Cash	$75,080	$85,297
Cash equivalents:
Money markets	130,790	110,563
U.S. government and agency obligations	92,002	246,981

Total cash and cash equivalents	297,872	442,841

Marketable securities:
U.S. government and agency obligations	93,699	144,976
Corporate bonds	16,673	2,645
Certificates of deposit	13,214	—
Asset-backed securities	1,620	2,377

Total marketable securities	125,206	149,998

Total cash, cash equivalents and short-term and long-term investments	$423,078	$592,839

The following table summarizes the fair value and gross unrealized gains and losses related to the Company’s short-term and long-term investments in marketable securities designated as available-for-sale securities as of (in thousands):

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency obligations	$93,699	$9	$(9)	$93,699
Corporate bonds	16,664	12	(3)	16,673
Certificates of deposit	13,214	—	—	13,214
Asset-backed securities	1,538	82	—	1,620

Total	$125,115	$103	$(12)	$125,206

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency obligations	$144,972	$4	$—	$144,976
Corporate bonds	2,632	13	—	2,645
Asset-backed securities	2,266	112	(1)	2,377

Total	$149,870	$129	$(1)	$149,998

As of June 30, 2011 and December 31, 2010, cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less. The maturities of securities classified as short-term investments were one year or less as of June 30, 2011 and December 31, 2010. The maturities of securities classified as long-term investments were greater than one year and less than three years as of June 30, 2011 and December 31, 2010.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

While certain marketable securities carry unrealized losses, the Company expects that it will receive both principal and interest according to the stated terms of each of the securities and that the decline in market value is primarily due to changes in the interest rate environment from the time the securities were purchased as compared to interest rates at June 30, 2011.

The following table summarizes the fair value and gross unrealized losses related to 19 available-for-sale securities with an aggregate cost basis of $75,969,000, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2011 (in thousands):

	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or more
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government and agency obligations	$66,991	$(9)	$—	$—
Corporate bonds	8,978	(3)	—	—

	$75,969	$(12)	$—	$—

While the Company does not believe it holds investments that are other-than-temporarily impaired and believes that the Company’s investments will mature at par as of June 30, 2011, the Company’s investments are subject to the currently adverse market conditions. If market conditions were to deteriorate, the Company could sustain other-than-temporary impairments to its investment portfolio which could result in additional realized losses being recorded in interest income, net or securities markets could become inactive which could affect the liquidity of the Company’s investments.

Accounts Receivable

Accounts receivables, net, consisted of the following as of (in thousands):

	June 30, 2011	December 31, 2010
Accounts receivable	$243,249	$210,919
Unearned revenue	(98,640)	(90,753)
Allowance for doubtful accounts	(4,293)	(3,808)

	$140,316	$116,358

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Current Assets

Other current assets consisted of the following as of (in thousands):

	June 30, 2011	December 31, 2010
Restricted cash, current	$61,657	$—
Deferred tax assets, net	22,093	38,696
Prepaid expenses	15,912	17,810
Taxes receivable	11,327	6,857
Other receivables	1,199	4,779
Other current assets	4,466	3,515

	$116,654	$71,657

Restricted cash, current has increased as a result of the Paris 4 IBX Financing (see Note 9).

Property, Plant and Equipment

Property, plant and equipment consisted of the following as of (in thousands):

	June 30, 2011	December 31, 2010
IBX plant and machinery	$1,772,176	$1,524,559
Leasehold improvements	965,980	826,540
Buildings	495,038	395,752
Site improvements	311,441	307,933
IBX equipment	336,419	263,995
Computer equipment and software	129,868	114,263
Land	96,206	89,312
Furniture and fixtures	18,112	15,602
Construction in progress	125,546	128,535

	4,250,786	3,666,491
Less accumulated depreciation	(1,165,584)	(1,015,538)

	$3,085,202	$2,650,953

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $129,445,000 and $117,289,000 at June 30, 2011 and December 31, 2010, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $29,287,000 and $29,235,000 as of June 30, 2011 and December 31, 2010, respectively.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill and Intangible Assets

Goodwill and intangible assets, net, consisted of the following as of (in thousands):

	June 30, 2011	December 31, 2010
Goodwill:
Americas	$515,456	$408,730
EMEA	360,867	345,486
Asia-Pacific	21,138	20,149

	$897,461	$774,365

Intangible assets:
Intangible asset – customer contracts	$176,908	$156,621
Intangible asset – favorable leases	18,770	18,285
Intangible asset – others	5,619	3,483

	201,297	178,389
Accumulated amortization	(37,526)	(27,444)

	$163,771	$150,945

Changes in the carrying amount of goodwill by geographic regions are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance at December 31, 2010	$408,730	$345,486	$20,149	$774,365
ALOG acquisition (see Note 2)	104,799	—	—	104,799
Impact of foreign currency exchange	1,927	15,381	989	18,297

Balance at June 30, 2011	$515,456	$360,867	$21,138	$897,461

The Company’s goodwill and intangible assets in EMEA (see Note 12), denominated in British pounds and Euros, goodwill in Asia-Pacific, denominated in Singapore dollars, and certain goodwill and intangibles in Americas, denominated in Canadian dollars and Brazilian reais, are subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses, including goodwill and intangibles, are a component of other comprehensive income and loss.

Changes in the gross book value of intangible assets by geographic regions are as follows (in thousands):

	Americas	EMEA	Total
Intangible assets, gross at December 31, 2010	$118,439	$59,950	$178,389
ALOG acquisition (see Note 2)	19,295	—	19,295
Impact of foreign currency exchange	786	2,827	3,613

Intangible assets, gross at June 30, 2011	$138,520	$62,777	$201,297

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three and six months ended June 30, 2011, the Company recorded amortization expense of $4,891,000 and $9,164,000, respectively, associated with its intangible assets. For the three and six months ended June 30, 2010, the Company recorded amortization expense of $3,633,000 and $5,021,000, respectively, associated with its intangible assets. The Company’s estimated future amortization expense related to these intangibles is as follows (in thousands):

Year ending:
2011 (six months remaining)	$10,157
2012	20,313
2013	20,264
2014	19,863
2015	19,378
Thereafter	73,796

Total	$163,771

Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Restricted cash, non-current	$40,243	$4,309
Debt issuance costs, net	31,008	34,066
Deposits	22,925	24,604
Prepaid expenses, non-current	22,031	9,597
Deferred tax assets, net	21,200	16,955
Other assets, non-current	5,302	1,361

	$142,709	$90,892

Restricted cash, non-current has increased primarily as a result of the Paris 4 IBX Financing (see Note 9).

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Accounts payable	$21,202	$12,585
Accrued compensation and benefits	49,666	53,259
Accrued taxes	49,580	15,707
Accrued interest	26,488	25,456
Accrued utilities and security	20,466	18,346
Accrued professional fees	3,918	3,786
Accrued repairs and maintenance	3,638	2,894
Accrued other	14,781	13,821

	$189,739	$145,854

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Deferred installation revenue	$34,229	$31,149
Customer deposits	11,949	12,624
Deferred recurring revenue	3,911	2,349
Accrued restructuring charges	2,572	3,089
Deferred rent	2,487	585
Foreign currency forward contract payable	1,291	58
Deferred tax liabilities	993	993
Asset retirement obligations	378	445
Other current liabilities	1,196	1,336

	$59,006	$52,628

Other Liabilities

Other liabilities consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Deferred tax liabilities, net	$95,671	$103,717
Asset retirement obligations, non-current	53,739	46,322
Deferred rent, non-current	46,221	43,705
Deferred installation revenue, non-current	22,678	19,488
Customer deposits, non-current	6,408	4,206
Deferred recurring revenue, non-current	5,613	4,897
Accrued restructuring charges, non-current	3,277	3,952
Other liabilities	5,077	2,473

	$238,684	$228,760

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

The Company has not designated the foreign currency forward contracts as hedging instruments under the accounting standard for derivatives and hedging. Gains and losses on these contracts are included in other income (expense), net, along with those foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward contracts. The Company entered into various foreign currency forward contracts during the three and six months ended June 30, 2011 and 2010.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the Company’s net gain (loss), which is reflected in other income (expense) on the accompanying condensed consolidated statement of operations, in connection with its foreign currency forward contracts (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net gain (loss)	$2,032	$644	$1,234	$1,696

6. Fair Value Measurements

The Company’s financial assets, liabilities and redeemable non-controlling interests measured at fair value on a recurring basis as of June 30, 2011 were as follows (in thousands):

	Fair value as of June 30,	Fair value measurement using
	2011	Level 1	Level 2	Level 3
Assets:
U.S. government and agency obligations	$185,701	$—	$185,701	$—
Cash and money markets	205,870	205,870	—	—
Corporate bonds	16,673	—	16,673	—
Certificate of deposits	13,214	13,214	—	—
Asset-backed securities	1,620	—	1,620	—

	$423,078	$219,084	$203,994	$—

Liabilities:
Foreign currency forward contracts (1)	$1,291	$—	$1,291	$—

Redeemable non-controlling interests :
Redeemable non-controlling interests	$69,050	$—	$—	$69,050

(1)	Amounts are included within other current liabilities in the Company’s accompanying condensed consolidated balance sheets.

Cash, Cash Equivalents and Investments. The fair value of the Company’s investments in available-for-sale money market funds approximates their face value. Such instruments are included in cash equivalents. These instruments include available-for-sale debt investments related to the Company’s investments in the securities of other public companies, governmental units and other agencies. The fair value of these investments is based on the quoted market price of the underlying shares. Fair value estimates are made as of a specific point in time based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors.

The Company considers each category of investments held to be an asset group. The asset groups held at June 30, 2011 were primarily U.S. government securities, cash and money market funds, corporate bonds, certificate of deposits and asset-backed securities. The Company’s fair value assessment includes an evaluation by each of these securities held for sale, all of which continue to be classified within Level 2 of the fair value hierarchy. The types of instruments valued based on other observable inputs include available-for-sale debt investments in other public companies, governmental units and other agencies. Such instruments are generally classified within Level 2 of the fair value hierarchy.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Derivative Assets and Liabilities. For foreign currency derivatives, the Company uses forward contract and option valuation models employing market observable inputs, such as spot currency rates, time value and option volatilities with adjustments made to these values utilizing the credit default swap rates of our foreign exchange trading counterparties. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit risk valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2011, the Company had assessed the significance of the impact of the credit risk valuation adjustments on the overall valuation of its derivative positions and had determined that the credit risk valuation adjustments were not significant to the overall valuation of its derivatives. Therefore, they are categorized as Level 2.

Redeemable Non-Controlling Interests. For redeemable non-controlling interests, fair value is measured using a discounted cash flow methodology. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and terminal value of cash flows.

The following table provides a summary of the activities of the Company’s Level 3 fair value measurements for its redeemable non-controlling interests during the six months ended June 30, 2011 (in thousands):

Balance at December 31, 2010	$—
ALOG Acquisition (see Note 2)	66,777
Net income attributable to redeemable non-controlling interests	3
Foreign currency gain attributable to redeemable non-controlling interests	1,067
Change in redemption value of non-controlling interests	935
Impact of foreign currency exchange	268

Balance at June 30, 2011	$69,050

During the three and six months ended June 30, 2011, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.

7. Related Party Transactions

The Company has several significant stockholders and other related parties that are also customers and/or vendors. The Company’s activity of related party transactions was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues	$6,969	$5,642	$12,780	$11,034
Costs and services	1,406	416	1,794	809

	As of June 30,
	2011	2010
Accounts receivable	$5,330	$3,937
Accounts payable	479	9

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the ALOG Acquisition, the Company acquired a lease for one of the Brazilian IBX data centers in which the lessor is a member of ALOG management. This lease contains an option to purchase the underlying property for fair market value on the date of purchase. The Company accounts for this lease as a financing obligation as a result of structural building work pursuant to the accounting standard for lessee’s involvement in asset construction. As of June 30, 2011, the Company had a financing obligation liability totaling approximately $5,499,000 related to this lease on its balance sheet. This amount is considered a related party liability, which is not reflected in the related party data presented above.

8. Capital Lease and Other Financing Obligations

Hong Kong 2 IBX Lease

In August 2010, an indirect wholly-owned subsidiary of the Company entered into a lease agreement for rental of space which will be used for its second IBX data center in Hong Kong. Additionally, in December 2010, the Company entered into a license agreement with the same Landlord to obtain the right to make structural changes to the leased space (the “Hong Kong 2 IBX Lease”). The Hong Kong 2 IBX Lease has a term of 12 years and a total cumulative rent obligation of approximately $40,483,000 (using the exchange rate as of June 30, 2011). Pursuant to the accounting standards for lessee’s involvement in asset construction, the Company is now considered the owner of the leased space during the construction phase due to the structural work that the Company is now undertaking, which commenced in January 2011. As a result, in January 2011, the Company recorded a building asset totaling approximately $37,924,000 (using the exchange rate as of June 30, 2011) and a related financing obligation liability totaling approximately $38,036,000 (using the exchange rate as of June 30, 2011).

New York 5 IBX Lease

In May 2011, the Company entered into a lease amendment for two buildings that the Company will develop and ultimately convert into its eighth IBX data center in the New York metro area (the “NY 5 IBX Expansion Project” and the “NY 5 Lease Amendment”). Under the NY 5 Lease Amendment, the Company exercised its first five year renewal option available in the original lease agreement, which was entered into in April 2010. The NY 5 Lease Amendment has a remaining term of 16.7 years and a total cumulative remaining rent obligation of approximately $41,168,000 commencing May 2011. The Company began the specified construction for one of the two buildings in June 2011. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company is considered the owner of the building during the construction phase due to the structural building work that the Company is undertaking. As a result, the Company will be recording a building asset during the construction period and a related financing liability (the “NY 5 IBX Building Financing”), while the underlying land will be considered an operating lease. The building is expected to be completed during the second half of 2012. In connection with the NY 5 IBX Building Financing, the Company recorded a building asset and a corresponding financing obligation liability totaling approximately $12,126,000 as of June 30, 2011. The other building is being accounted for as a capital lease.

DC 10 Lease

In December 2010, the Company entered into a lease for a building that the Company and the landlord will jointly develop to meet the Company’s needs and which the Company will ultimately convert into its tenth IBX data center in the Washington, D.C. metro area (the “DC 10 IBX Expansion Project” and the “DC 10 Lease”). The DC 10 Lease has a term of 12 years commencing from the date the landlord delivers the completed building to the Company, which is expected to occur by the end of 2011. Monthly payments under the DC 10 Lease are expected to commence six months after the date the landlord delivers the completed building to the Company and will be made through the end of the lease term at an effective interest rate of 11.1%. The DC 10 Lease has a total cumulative rent obligation of approximately $27,752,000. The landlord began construction of the building to the Company’s specifications in May 2011. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company is considered the owner of the building during the construction phase due to the building work that the

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

landlord and the Company is undertaking. As a result, the Company will be recording a building asset during the construction period and a related financing liability (the “DC 10 IBX Building Financing”), while the underlying land will be considered an operating lease. In connection with the DC 10 IBX Building Financing, the Company recorded a building asset and a corresponding financing obligation liability totaling approximately $4,542,000, representing the estimated percentage-of-completion of the building as of June 30, 2011.

Maturities of Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations are summarized as follows (dollars in thousands):

	As of June 30, 2011
	Capital lease obligations	Other financing obligations	Total
2011 (six months remaining)	$8,116	$9,280	$17,396
2012	15,992	20,976	36,968
2013	15,517	22,127	37,644
2014	16,067	23,159	39,226
2015	16,396	24,258	40,654
Thereafter	129,477	205,113	334,590

Total minimum lease payments	201,565	304,913	506,478
Plus amount representing residual property value	—	166,040	166,040
Less estimated building costs	—	(11,303)	(11,303)
Less amount representing interest	(78,349)	(236,131)	(314,480)

Present value of net minimum lease payments	123,216	223,519	346,735
Less current portion	(6,764)	(2,697)	(9,461)

	$116,452	$220,822	$337,274

9. Debt Facilities

Loans Payable

The Company’s loans payable consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
New Asia-Pacific financing	$192,844	$120,315
Paris 4 IBX financing	20,594	—
ALOG debt	19,254	—

	232,692	120,315
Less current portion of principal	(31,459)	(19,978)

	$201,233	$100,337

New Asia-Pacific Financing

During the six months ended June 30, 2011, the Company received additional advances totaling approximately $77,917,000 under the New Asia-Pacific Financing leaving the amount available to borrow totaling approximately $17,679,000. The outstanding loans payable under the New Asia-Pacific Financing had a blended interest rate of 5.19% as of June 30, 2011. As of June 30, 2011, the Company was in compliance with all financial covenants associated with the New Asia-Pacific Financing.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Paris 4 IBX Financing

In March 2011, the Company entered into two agreements with two unrelated parties to purchase and develop a building that will ultimately become the Company’s fourth IBX data center in the Paris metro area. The first agreement allowed the Company the right to purchase the property for a total fee of approximately $21,779,000 payable to a company that held exclusive rights (including power rights) to the property and was already in the process of developing the property into a data center and will now, instead, become the anchor tenant in the Paris 4 IBX data center once it is open for business. The second agreement was entered into with the developer of the property and allowed the Company to take immediate title to the building and associated land and also requires the developer to construct the data center to the Company’s specifications and deliver the completed data center to the Company in July 2012 for a total fee of approximately $109,892,000. Both agreements include extended payment terms. The Company made payments under both agreements totaling approximately $35,687,000 in March 2011 and the remaining payments due totaling approximately $95,983,000 are payable on various dates through March 2013 (the “Paris 4 IBX Financing”). Of the amounts paid or payable under the Paris 4 IBX Financing, a total of $14,951,000 was allocated to land and building assets, $3,721,000 was allocated to a deferred charge, which will be netted against revenue associated with the anchor tenant of the Paris 4 IBX data center over the term of the customer contract, and the remainder totaling $112,998,000 was or will be allocated to construction costs inclusive of interest charges. The Company has imputed an interest rate of 5.90% per annum on the Paris 4 IBX Financing as of June 30, 2011. The Company will record additional construction costs and increase the Paris 4 IBX Financing liability over the course of the construction period. The Paris 4 IBX Financing also required the Company to post approximately $96,876,000 of cash into a restricted cash account to ensure liquidity for the developer during the construction period. As a result, the Company’s restricted cash balances (both current and non-current) have increased (refer to “Other Current Assets” and “Other Assets” in Note 4).

Convertible Debt

The Company’s convertible debt consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
2.50% convertible subordinated notes due April 2012	$250,000	$250,000
3.00% convertible subordinated notes due October 2014	395,986	395,986
4.75% convertible subordinated notes due June 2016	373,750	373,750

	1,019,736	1,019,736
Less amount representing debt discount	(91,302)	(103,399)

	928,434	916,337
Less current portion	(240,134)	—

	$688,300	$916,337

Maturities of Debt Facilities

The following table sets forth maturities of the Company’s debt, including loans payable, senior notes and convertible debt, as of June 30, 2011 (in thousands):

Year ending:
2011 (six months remaining)	$13,788
2012	296,515
2013	64,943
2014	459,436
2015	33,970
Thereafter	1,042,474

$1,911,126

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Debt Facilities

The following table sets forth the estimated fair values of the Company’s loans payable, senior notes and convertible debt, including current maturities, as of (in thousands):

	June 30, 2011	December 31, 2010
Loans payable	$241,160	$126,958
Senior notes	829,740	816,270
Convertible debt	1,050,689	995,012

Interest Charges

The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest expense	$37,677	$37,615	$75,038	$63,290
Interest capitalized	3,317	2,988	5,941	6,736

Interest charges incurred	$40,994	$40,603	$80,979	$70,026

10. Commitments and Contingencies

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

The parties in the approximately 300 coordinated cases, including the parties in the Equinix case, reached a settlement. It provides for releases of existing claims and claims that could have been asserted relating to the conduct alleged to be wrongful from the class of investors participating in the settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Equinix. On October 6, 2009, the Court granted final approval to the settlement. The settlement approval was appealed to the United States Court of Appeals for the Second Circuit. One appeal was dismissed and the second appeal was remanded to the district court to determine if the appellant is a class member with standing to appeal.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows. The Company intends to continue to defend the action vigorously if the settlement does not survive the remaining appeal.

The Company believes that while an unfavorable outcome to this litigation is reasonably possible, a range of potential loss cannot be determined at this time. The Company has not accrued any amounts in connection with this legal matter as of June 30, 2011 as the Company concluded that an unfavorable outcome is not probable.

Pihana Litigation

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawaii, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the Internet exchange services business of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana’s majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725,000,000 value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which adds new plaintiffs (other alleged holders of Pihana common stock) but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed in a separate action by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by Equinix and other Defendants. On April 24, 2009, plaintiffs filed a Second Amended Complaint (“SAC”) to correct the naming of certain parties. The SAC is otherwise substantively identical to the Amended Complaint, and all motions to dismiss the Amended Complaint have been treated as responsive to the SAC. On September 1, 2009, the Court heard Defendants’ motions to dismiss the SAC and ruled at the hearing that all claims against all Defendants are time-barred. The Court also considered whether there were further independent grounds for dismissing the claims, and supplemental briefing was submitted with respect to claims against one defendant and plaintiffs’ renewed request for further leave to amend. On March 23, 2010, the Court entered final Orders granting the motions to dismiss as to all Defendants and issued a minute Order denying plaintiffs’ renewed request for further leave to amend. On May 21, 2010, plaintiffs filed a Notice of Appeal, and plaintiffs’ appeal is currently pending before the Hawaii Supreme Court. In January 2011, one group of co-defendants (Morgan Stanley and certain persons and entities affiliated with it) entered into a separate settlement with plaintiffs. The trial court determined that the settlement was made in “good faith” in accordance with Hawaii statutory law, and certain non-settling defendants (including the Company) filed an appeal from that order. That appeal is now pending before the Intermediate Court of Appeals. The Company believes that plaintiffs’ claims and alleged damages are without merit and it intends to continue to defend the litigation vigorously.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

The Company believes that while an unfavorable outcome to this litigation is reasonably possible, a range of potential loss cannot be determined at this time. The Company has not accrued any amounts in connection with this legal matter as of June 30, 2011 as the Company concluded that an unfavorable outcome is not probable.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Alleged Class Action and Shareholder Derivative Actions

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

On May 20, 2011, an alleged shareholder derivative action entitled Stopa v. Clontz, et al., No. CV-11-2467-SC was filed in the United States District Court for the Northern District of California, purportedly on behalf of the Company, against the members of the Company’s board of directors. The suit is based on allegations similar to those in the federal securities class action and the state court derivative action, and asserts causes of action against the individual defendants for breach of fiduciary duty for allegedly disseminating false and misleading information, breach of fiduciary duty for allegedly failing to maintain internal controls, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. On June 10, 2011, the court signed an order relating this case to the federal securities class action. Defendants have not yet responded to the claims in this action.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of these matters. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

The Company believes that while an unfavorable outcome to this litigation is reasonably possible, a range of potential loss cannot be determined at this time. The Company has not accrued any amounts in connection with this legal matter as of June 30, 2011 as the Company concluded that an unfavorable outcome is not probable.

Other Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of June 30, 2011, the Company was contractually committed for $234,464,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of June 30, 2011, such as commitments to purchase power in select locations through the remainder of 2011 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2011 and thereafter. Such other miscellaneous purchase commitments totaled $118,799,000 as of June 30, 2011.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Other Comprehensive Income and Loss

The components of other comprehensive income (loss) are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss)	$30,733	$(2,274)	$55,878	$11,925
Unrealized gain (loss) on available for sale securities, net of tax of $4, $59, $18 and $65, respectively	(5)	(78)	(26)	(182)
Unrealized gain on interest rate swaps, net of tax of $0, $0, $0 and $3,469, respectively	—	—	—	4,933
Foreign currency translation gain (loss)	20,749	(32,034)	71,432	(72,123)

Comprehensive income (loss)	51,477	(34,386)	127,284	(55,447)
Comprehensive income attributable to redeemable non-controlling interests	(1,070)	—	(1,070)	—

Comprehensive income (loss) attributable to Equinix	$50,407	$(34,386)	$126,214	$(55,447)

Changes in foreign currencies, particularly the British pound and Euro, can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translating into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. During the six months ended June 30, 2011, the U.S. dollar weakened against certain of the currencies of the foreign countries in which the Company operates. This has significantly impacted the Company’s condensed consolidated balance sheets (as evidenced in the Company’s foreign currency translation gain in this period), as well as its condensed consolidated statements of operations as amounts denominated in foreign currencies are generally translating into more U.S. dollars. To the extent that the U.S. dollar weakens or strengthens in future periods, this will continue to impact the Company’s consolidated financial statements including the amount of revenue that the Company reports in future periods.

12. Segment Information

During the six months ended June 30, 2011, the Company changed its reportable segments as a result of the incorporation of legal entities in South America and the Middle East. The Company’s prior North America segment was re-designated as the Americas segment, which includes both North and South America, and the Europe segment was re-designated as the Europe, Middle East and Africa (“EMEA”) segment. The change in reportable segments did not impact the Company’s prior periods’ segment disclosures. While the Company has a single line of business, which is the design, build-out and operation of IBX data centers, it has determined that it has three reportable segments comprised of its Americas, EMEA and Asia-Pacific geographic regions. The Company’s chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on the Company’s revenue and adjusted EBITDA performance both on a consolidated basis and based on these three geographic regions.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company provides the following segment disclosures as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
Total revenues:
Americas	$253,889		$191,646		$486,416		$340,202
EMEA	88,611		66,084		170,650		130,248
Asia-Pacific	52,400		38,364		100,863		74,293

	$394,900		$296,094		$757,929		$544,743

Total depreciation and amortization:
Americas	$56,470		$42,542		$109,170		$70,408
EMEA	18,358		13,601		35,036		27,954
Asia-Pacific	10,394		6,607		19,351		13,077

	$85,222		$62,750		$163,557		$111,439

Income from operations:
Americas	$49,072		$22,529		$96,391		$52,130
EMEA	14,178		7,672		25,649		15,993
Asia-Pacific	11,616		10,026		24,131		20,086

	$74,866		$40,227		$146,171		$88,209

Capital expenditures:
Americas	$74,848	(1)	$201,081	(2)	$123,726	(1)	$297,047	(2)
EMEA	55,774		38,381		138,623		78,225
Asia-Pacific	109,249		22,532		167,588		30,122

	$239,871		$261,994		$429,937		$405,394

(1)	Includes the purchase price for the ALOG Acquisition, net of cash acquired, which totaled $41,954,000.
(2)	Includes the purchase price for the Switch and Data Acquisition, net of cash acquired, which totaled $113,289,000.

The Company’s long-lived assets are located in the following geographic areas as of (in thousands):

	June 30, 2011	December 31, 2010
Americas	$1,821,800	$1,764,630
EMEA	759,293	596,609
Asia-Pacific	504,109	289,714

	$3,085,202	$2,650,953

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue information on a services basis is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Colocation	$301,586	$233,320	$582,321	$433,679
Interconnection	58,907	40,942	112,982	70,174
Managed infrastructure	15,369	7,295	23,846	14,595
Rental	666	560	1,288	905

Recurring revenues	376,528	282,117	720,437	519,353
Non-recurring revenues	18,372	13,977	37,492	25,390

	$394,900	$296,094	$757,929	$544,743

No single customer accounted for 10% or greater of the Company’s revenues for the three and six months ended June 30, 2011 and 2010. No single customer accounted for 10% or greater of the Company’s gross accounts receivable as of June 30, 2011 and December 31, 2010.

13. Restructuring Charges

Switch and Data Restructuring Charge

During the six months ended June 30, 2011, the Company recorded restructuring charges related to one-time termination benefits, primarily comprised of severance, attributed to certain Switch and Data employees as presented below (in thousands):

Accrued restructuring charge as of December 31, 2010 (1)	$1,035
Severance-related expenses (2)	599
Cash payments	(1,189)

Accrued restructuring charge as of June 30, 2011(1)	$445

(1) Included within other current liabilities. (2) Included in the consolidated statements of operations as a restructuring charge.

2004 Restructuring Charge

A summary of the activity in the 2004 accrued restructuring charge associated with estimated lease exit costs from December 31, 2010 to June 30, 2011 is outlined as follows (in thousands):

Accrued restructuring charge as of December 31, 2010	$6,006
Accretion expense	185
Cash payments	(787)

Accrued restructuring charge as of June 30, 2011	5,404

Less current portion	2,127

$3,277

As the Company currently has no plans to enter into a lease termination with the landlord associated with the excess space lease in the New York metro area, the Company has reflected its accrued restructuring liability as both a current and non-current liability. The Company reports accrued restructuring charges within other current liabilities and other liabilities on the accompanying consolidated balance sheets as of June 30, 2011 and December 31, 2010. The Company is contractually committed to this excess space lease through 2015.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Subsequent Events

On July 13, 2011, the Company issued $750,000,000 aggregate principal amount of 7.00% Senior Notes due July 15, 2021 (the “7.00% Senior Notes”). Interest is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2012. The 7.00% Senior Notes are unsecured and rank equal in right of payment to the Company’s existing or future senior debt and senior in right of payment to the Company’s existing and future subordinated debt. The 7.00% Senior Notes contain covenants that have a number of qualifications and exceptions similar to the Company’s 8.125% Senior Notes that were issued in February 2010. The Company expects to incur approximately $53,900,000 of interest expense annually from the 7.00% Senior Notes.

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

On April 25, 2011, as more fully described in Note 2 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, Zion RJ Participações S.A., referred to as Zion, a Brazilian joint-stock company controlled by our wholly-owned subsidiary and co-owned by RW Brasil Fundo de Investimento em Participações, a subsidiary of Riverwood Capital L.P., referred to as Riverwood, completed the acquisition of approximately 90% of the outstanding capital stock of ALOG Data Centers do Brasil S.A. and its subsidiaries, referred to as ALOG, which resulted in Equinix acquiring an indirect, controlling interest in ALOG of approximately 53%. This transaction is referred to as the ALOG acquisition.

In July 2011, we issued $750.0 million aggregate principal amount of 7.00% senior notes due July 15, 2021, which is referred to as the 7.00% senior notes offering. We intend to use the net proceeds from the 7.00% senior notes offering for general corporate purposes, including the funding of our expansion activities, and the repayment of our 2.50% convertible subordinated notes due April 15, 2012.

Overview

Equinix provides global data center services that protect and connect the world’s most valued information assets. Global enterprises, financial services companies, and content and network service providers rely upon Equinix’s leading insight and data centers in 37 markets around the world for the safeguarding of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following data center services: premium data center colocation, interconnection and exchange services, and outsourced IT infrastructure services. As of June 30, 2011, we operated or had partner IBX data centers in the Atlanta, Boston, Buffalo, Chicago, Cleveland, Dallas, Denver, Detroit, Indianapolis, Los Angeles, Miami, Nashville, New York, Philadelphia, Phoenix, Pittsburgh, Rio De Janeiro, Sao Paulo, Seattle, Silicon Valley, St. Louis, Tampa, Toronto, Washington, D.C. metro areas in the Americas region; France, Germany, the Netherlands, Switzerland and the United Kingdom in the Europe, Middle East, Africa (EMEA) region; and Australia, Hong Kong, Japan, China and Singapore in the Asia-Pacific region.

We leverage our global data centers in 37 markets around the world as a global service delivery platform which serves more than 90% of the world’s Internet routes and allows our customers to increase information and application delivery performance while significantly reducing costs. Based on our global delivery platform and the quality of our IBX data centers, we believe we have established a critical mass of customers. As more customers locate in our IBX data centers, it benefits their suppliers and business partners to colocate as well in order to gain the full economic and performance benefits of our services. These partners, in turn, pull in their business partners, creating a “marketplace” for their services. Our global delivery platform enables scalable, reliable and cost-effective colocation, interconnection and traffic exchange thus lowering overall cost and increasing flexibility. Our focused business model is based on our critical mass of customers and the resulting “marketplace” effect. This global delivery platform, combined with our strong financial position, continues to drive new customer growth and bookings as we drive scale into our global business.

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

Excluding the ALOG acquisition, our customer count increased to 4,135 as of June 30, 2011 versus 3,661 as of June 30, 2010, an increase of 13%. This increase was due to organic growth in our business. Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available taking into account power limitations. Excluding the impact of the ALOG acquisition, our utilization rate increased to 76% as of June 30, 2011 versus approximately 74% as of June 30, 2010; however, excluding the impact of our IBX data center expansion projects that have been open for less than four full quarters, our utilization rate would have increased to approximately 86% as of June 30, 2011. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

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

Constant Currency Presentation

Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Brazilian real, British pound, Canadian dollar, Euro, Swiss franc, Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended June 30, 2010 are used as exchange rates for the three months ended June 30, 2011 when comparing the three months ended June 30, 2011 with the three months ended June 30, 2010 and average rates in effect for the six months ended June 30, 2010 are used as exchange rates for the six months ended June 30, 2011 when comparing the six months ended June 30, 2011 with the six months ended June 30, 2010).

Results of Operations

Our results of operations for the three months and six months ended June 30, 2011 include the operations of ALOG from April 25, 2011. Our results of operations for the three months and six months ended June 30, 2011 and 2010 include the operations of Switch & Data Facilities Company, Inc., which is referred to as Switch and Data, from May 1, 2010.

Three Months Ended June 30, 2011 and 2010

Revenues. Our revenues were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three months ended June 30,				% Change
	2011	%	2010	%	Actual	Constant currency
Americas:
Recurring revenues	$245,199	62%	$184,794	63%	33%	n/a
Non-recurring revenues	8,690	2%	6,852	2%	27%	n/a

	253,889	64%	191,646	65%	32%	n/a

EMEA:
Recurring revenues	81,506	21%	60,664	20%	34%	20%
Non-recurring revenues	7,105	2%	5,420	2%	31%	16%

	88,611	23%	66,084	22%	34%	19%

Asia-Pacific:
Recurring revenues	49,823	13%	36,659	12%	36%	21%
Non-recurring revenues	2,577	1%	1,705	1%	51%	40%

	52,400	14%	38,364	13%	37%	22%

Total:
Recurring revenues	376,528	95%	282,118	95%	33%	28%
Non-recurring revenues	18,372	5%	13,976	5%	31%	24%

	$394,900	100%	$296,094	100%	33%	28%

Americas Revenues. The increase in our Americas revenues was primarily due to (i) $37.3 million of incremental revenues from the impact of the Switch and Data acquisition and the ALOG acquisition and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers including $5.1 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Dallas, Silicon Valley and Washington, D.C. metro areas. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data center expansions and additional IBX data center expansions currently taking place in the Chicago, New York and Washington, D.C. metro areas, which are expected to open during 2011 and 2012. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

EMEA Revenues. Our revenues from Germany and the U.K., the largest revenue contributors in the EMEA region for the period, each represented approximately 34% of the regional revenues during the three months ended June 30, 2011. During the three months ended June 30, 2010, our revenues from Germany, the largest revenue contributor in the EMEA region for the period, represented approximately 36% of the regional revenues. Our EMEA revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the three months ended June 30, 2011, we recorded approximately $2.2 million of revenue from our recently-opened IBX data center expansions in the London and Paris metro areas. During the three months ended June 30, 2011, the U.S. dollar was generally weaker relative to the British pound, Euro and Swiss Franc than during the three months ended June 30, 2010, resulting in approximately $9.8 million of favorable foreign currency impact to our EMEA revenues during the three months ended June 30, 2011 when compared to average exchange rates of the three months ended June 30, 2010. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data center expansions and additional IBX data center expansions currently taking place in the Amsterdam, Frankfurt and Paris metro areas, which are expected to open during the remainder of 2011 and 2012. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 40% and 38%, respectively, of the regional revenues for the three months ended June 30, 2011 and 2010. Our Asia-Pacific revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the three months ended June 30, 2011, we recorded approximately $1.1 million of revenue generated from our IBX data center expansions in the Singapore, Sydney and Tokyo metro areas. During the three months ended June 30, 2011, the U.S. dollar was generally weaker relative to the Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar than during the three months ended June 30, 2010, resulting in approximately $5.6 million of favorable foreign currency impact to our Asia-Pacific revenues during the three months ended June 30, 2011 when compared to average exchange rates of the three months ended June 30, 2010. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data center expansions and the additional IBX data center expansion currently taking place in the Hong Kong metro area which is expected to open during the remainder of 2011. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues was split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				% Change
	2011	%	2010	%	Actual	Constant currency
Americas	$132,468	61%	$100,416	61%	32%	n/a
EMEA	53,173	25%	41,678	26%	28%	13%
Asia-Pacific	29,931	14%	20,488	13%	46%	31%

Total	$215,572	100%	$162,582	100%	33%	27%

	Three months ended June 30,
	2011	2010
Cost of revenues as a percentage of revenues:
Americas	52%	52%
EMEA	60%	63%
Asia-Pacific	57%	53%
Total	55%	55%

Americas Cost of Revenues. Our Americas cost of revenues for the three months ended June 30, 2011 and 2010 included $48.3 million and $37.0 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to both our organic IBX data center expansion activity and acquisitions. Excluding depreciation expense, the increase in our Americas cost of revenues included $17.6 million of incremental cost of revenues resulting from the Switch and Data acquisition and the ALOG acquisition. In addition, excluding the impact from the Switch and Data acquisition and the ALOG acquisition, we incurred incremental costs associated with our organic expansion projects and revenue growth, such as $1.4 million of higher utility costs arising from increased customer installations and revenues attributed to customer growth. We expect Americas cost of revenues to increase as we continue to grow our business.

EMEA Cost of Revenues. EMEA cost of revenues for the three months ended June 30, 2011 and 2010 included $16.5 million and $12.2 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity. Excluding depreciation expense, the increase in EMEA cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as (i) an increase of $2.7 million in utility costs arising from increased customer installations and revenues attributed to customer growth and (ii) $1.6 million of higher compensation expense, including general salaries, bonuses and headcount growth (266 EMEA cost of revenues employees as of June 30, 2011 versus 219 as of June 30, 2010). During the three months ended June 30, 2011, the U.S. dollar was generally weaker relative to the British pound, Euro and Swiss Franc than during the three months ended June 30, 2010, resulting in approximately $6.1 million of unfavorable foreign currency impact to our EMEA cost of revenues during the three months ended June 30, 2011 when compared to average exchange rates of the three months ended June 30, 2010. We expect EMEA cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the three months ended June 30, 2011 and 2010 included $10.0 million and $6.4 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as (i) $2.1 million in higher utility costs and (ii) an increase of $2.1 million of rent and facility costs. During the three months ended June 30, 2011, the U.S. dollar was generally weaker relative to the Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar than during the three months ended June 30, 2010, resulting in approximately $3.1 million of unfavorable foreign currency impact to our Asia-Pacific cost of revenues during the three months ended June 30, 2011 when compared to average exchange rates of the three months ended June 30, 2010. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses were split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				% Change
	2011	%	2010	%	Actual	Constant currency
Americas	$23,683	64%	$19,506	67%	21%	n/a
EMEA	8,699	23%	5,915	21%	47%	31%
Asia-Pacific	4,681	13%	3,492	12%	34%	24%

Total	$37,063	100%	$28,913	100%	27%	24%

	Three months ended June 30,
	2011	2010
Sales and marketing expenses as a percentage of revenues:
Americas	9%	10%
EMEA	10%	9%
Asia-Pacific	9%	9%
Total	9%	10%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses, inclusive of both acquisitions and organic growth, was primarily due to $2.2 million of higher compensation costs, including sales compensation, general salaries, bonuses and headcount growth (264 Americas sales and marketing employees as of June 30, 2011 versus 187 as of June 30, 2010). We have been investing in our Americas sales and marketing initiatives to further increase our revenue and we anticipate this increased investment will continue over the next several years, including anticipated headcount growth and new product innovation efforts and, as a result, our Americas sales and marketing expenses as a percentage of revenues are expected to continue to increase. In the long-term, we generally expect Americas sales and marketing expenses to increase as we continue to grow our business and invest further in various branding initiatives; however, as a percentage of revenues, we generally expect them to decrease in the long-term.

EMEA Sales and Marketing Expenses. The increase in our EMEA sales and marketing expenses was primarily due to an increase of $1.9 million in compensation costs, including sales compensation, general salaries, bonuses and headcount growth (99 EMEA sales and marketing employees as of June 30, 2011 versus 67 as of June 30, 2010) and higher professional services from various consulting projects to support our growth. During the three months ended June 30, 2011, the U.S. dollar was generally weaker relative to the British pound, Euro and Swiss Franc than during the three months ended June 30, 2010, resulting in approximately $900,000 of unfavorable foreign currency impact to our EMEA sales and marketing expenses during the three months ended June 30, 2011 when compared to average exchange rates of the three months ended June 30, 2010. We intend to invest further in our EMEA sales and marketing initiatives over the next several years, including anticipated headcount growth and new product innovation efforts and, as a result, we expect our EMEA sales and marketing expenses as a percentage of revenues to increase accordingly. In the long-term, we generally expect EMEA sales and marketing expenses to increase as we continue to grow our business and invest further in various branding initiatives; however, as a percentage of revenues, we generally expect them to decrease in the long-term.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to higher compensation costs, including sales compensation, general salaries, bonuses and headcount growth (63 Asia-Pacific sales and marketing employees as of June 30, 2011 versus 52 as of June 30, 2010). For the three months ended June 30, 2011, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the three months ended June 30, 2010. We intend to invest further in our Asia-Pacific sales and marketing initiatives over the next several years, including anticipated headcount growth and new product innovation efforts and, as a result, we expect our Asia-Pacific sales and marketing expenses as a percentage of revenues to increase accordingly. In the long-term, we generally expect Asia-Pacific sales and marketing expenses to increase as we continue to grow our business and invest further in various branding initiatives; however, as a percentage of revenues, we generally expect them to decrease in the long-term.

General and Administrative Expenses. Our general and administrative expenses were split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				% Change
	2011	%	2010	%	Actual	Constant currency
Americas	$47,007	72%	$38,989	72%	21%	n/a
EMEA	12,549	19%	10,819	20%	16%	4%
Asia-Pacific	6,125	9%	4,358	8%	41%	29%

Total	$65,681	100%	$54,166	100%	21%	18%

	Three months ended June 30,
	2011	2010
General and administrative expenses as a percentage of revenues:
Americas	19%	20%
EMEA	14%	16%
Asia-Pacific	12%	11%
Total	17%	18%

Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses, inclusive of both acquisitions and organic growth, was primarily due to (i) $4.5 million of higher compensation costs, including general salaries, bonuses and headcount growth (671 Americas general and administrative employees as of June 30, 2011 versus 504 as of June 30, 2010), and (ii) $1.5 million of higher depreciation expense as a result of our ongoing efforts to support our growth, such as investments in systems. Over the course of the past year, we have been investing in our Americas general and administrative functions, which has included taking on additional office space to accommodate the headcount growth, as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including further investment in our back office systems; however, as a percentage of revenues, we generally expect them to decrease.

EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to $1.2 million of higher professional services related to various consulting projects to support our growth. During the three months ended June 30, 2011, the U.S. dollar was generally weaker relative to the British pound, Euro and Swiss Franc than during the three months ended June 30, 2010, resulting in approximately $1.3 million of unfavorable foreign currency impact to our EMEA general and administrative expenses during the three months ended June 30, 2011 when compared to average exchange rates of the three months ended June 30, 2010. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to $1.2 million of higher compensation costs, including general salaries, bonuses and headcount growth (143 Asia-Pacific general and administrative employees as of June 30, 2011 versus 116 as of June 30, 2010). For the three months ended June 30, 2011, the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates of the three months ended June 30, 2010. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Restructuring Charges. During the three months ended June 30, 2011 and 2010, we recorded restructuring charges totaling $103,000 and $4.4 million, respectively, primarily related to one-time termination benefits attributed to certain Switch and Data employees.

Acquisition Costs. During the three months ended June 30, 2011, we recorded acquisition costs totaling $1.6 million primarily related to the ALOG acquisition. During the three months ended June 30, 2010, we recorded acquisition costs totaling $5.8 million related to the Switch and Data acquisition. We do not expect to incur significant additional acquisition costs related to the ALOG acquisition. Our acquisition costs primarily all relate to our Americas geographic region.

Interest Income. Interest income increased to $632,000 for the three months ended June 30, 2011 from $491,000 for the three months ended June 30, 2010. The increase was primarily due to higher yields for new investments in Brazil and France. The average yield for the three months ended June 30, 2011 was 0.55% versus 0.20% for the three months ended June 30, 2010. Although we expect our interest income to increase slightly on a prospective basis as a result of the proceeds from the 7.00% senior notes offering, we generally expect our interest income to remain at these low levels for the foreseeable future due to the impact of a lower interest rate environment, a portfolio more weighted towards short-term U.S. treasuries and from the utilization of cash to finance our expansion activities.

Interest Expense. Interest expense for the three months ended June 30, 2011 and 2010 was $37.7 million and $37.6 million, respectively. During the three months ended June 30, 2011 and 2010, we capitalized $3.3 million and $3.0 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur significantly higher interest expense as we recognize the full impact of the 7.00% senior notes offering beginning in July 2011, which is approximately $53.9 million annually.

Loss on debt extinguishment and interest rate swaps, net. During the three months ended June 30, 2011, no loss on debt extinguishment and interest rate swaps, net was recorded. During the three months ended June 30, 2010, we recorded a $1.5 million loss on debt extinguishment and interest rate swaps, net, primarily related to the write-off of debt issuance costs as a result of repaying and terminating the Asia-Pacific financing and Singapore financing.

Other Income (Expense). For the three months ended June 30, 2011, we recorded $1.0 million of other income, primarily due to foreign currency exchange gains during the period. For the three months ended June 30, 2010, we recorded $1.5 million of other expense, primarily due to foreign currency exchange losses during the period.

Income Taxes. For the three months ended June 30, 2011 and 2010, we recorded $8.1 million and $2.4 million of income tax expenses, respectively. Our effective tax rate was 20.9% for the three months ended June 30, 2011. During the three months ended June 30, 2010, our effective tax rate was not meaningful for comparison purposes because of an increase in the amount of foreign losses not benefited in our effective tax rate and an expected decline in our income before income taxes in the U.S. resulting from the effects of the Switch and Data acquisition. The cash taxes for 2011 and 2010 are primarily for state income taxes and foreign income taxes.

Six Months Ended June 30, 2011 and 2010

Revenues. Our revenues were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Six months ended June 30,				% Change
	2011	%	2010	%	Actual	Constant currency
Americas:
Recurring revenues	$468,588	62%	$328,211	60%	43%	n/a
Non-recurring revenues	17,828	2%	11,991	2%	49%	n/a

	486,416	64%	340,202	62%	43%	n/a

EMEA:
Recurring revenues	155,834	21%	120,109	22%	30%	22%
Non-recurring revenues	14,816	2%	10,139	2%	46%	38%

	170,650	23%	130,248	24%	31%	23%

Asia-Pacific:
Recurring revenues	96,015	13%	71,033	13%	35%	22%
Non-recurring revenues	4,848	1%	3,260	1%	49%	38%

	100,863	14%	74,293	14%	36%	23%

Total:
Recurring revenues	720,437	95%	519,353	95%	39%	35%
Non-recurring revenues	37,492	5%	25,390	5%	48%	43%

	$757,929	100%	$544,743	100%	39%	36%

Americas Revenues. The increase in our Americas revenues was primarily due to (i) $97.6 million of incremental revenue from the impact of the Switch and Data acquisition and the ALOG acquisition and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers including $8.0 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Dallas, Silicon Valley and Washington, D.C. metro areas. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data center expansions and additional IBX data center expansions currently taking place in the Chicago, New York and Washington, D.C. metro areas, which are expected to open during 2011 and 2012. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

EMEA Revenues. Our revenues from Germany and the U.K., the largest revenue contributors in the EMEA region for the period, each represented approximately 34% of the regional revenues during the six months ended June 30, 2011. During the six months ended June 30, 2010, our revenues from Germany, the largest revenue contributor in the EMEA region for the period, represented approximately 36% of the regional revenues. Our EMEA revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the six months ended June 30, 2011, we recorded approximately $4.5 million of revenue from our recently-opened IBX data center expansions in the London and Paris metro areas. During the six months ended June 30, 2011, the U.S. dollar was generally weaker relative to the British pound, Euro and Swiss Franc than during the six months ended June 30, 2010, resulting in approximately $10.3 million of favorable foreign currency impact to our EMEA revenues during the six months ended June 30, 2011 when compared to average exchange rates of the six months ended June 30, 2010. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data center expansions and additional IBX data center expansions currently taking place in the Amsterdam, Frankfurt and Paris metro areas, which are expected to open during 2011 and 2012. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 40% and 37%, respectively, of the regional revenues for the six months ended June 30, 2011 and 2010. Our Asia-Pacific revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the six months ended June 30, 2011, we recorded approximately $1.2 million of revenue generated from our IBX data center expansions in the Singapore, Sydney and Tokyo metro areas. During the six months ended June 30, 2011, the U.S. dollar was generally weaker relative to the Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar than during the six months ended June 30, 2010, resulting in approximately $9.4 million of favorable foreign currency impact to our Asia-Pacific revenues during the six months ended June 30, 2011 when compared to average exchange rates of the six months ended June 30, 2010. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data center expansions and the additional IBX data center expansion currently taking place in the Hong Kong metro area which is expected to open during the remainder of 2011. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues was split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				% Change
	2011	%	2010	%	Actual	Constant currency
Americas	$250,054	61%	$172,489	58%	45%	n/a
EMEA	103,144	25%	83,510	28%	24%	16%
Asia-Pacific	56,950	14%	39,633	14%	44%	31%

Total	$410,148	100%	$295,632	100%	39%	35%

	Six months ended June 30,
	2011	2010
Cost of revenues as a percentage of revenues:
Americas	51%	51%
EMEA	60%	64%
Asia-Pacific	56%	53%
Total	54%	54%

Americas Cost of Revenues. Our Americas cost of revenues for the six months ended June 30, 2011 and 2010 included $93.5 million and $63.4 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to both our organic IBX data center expansion activity and acquisitions. Excluding depreciation expense, the increase in Americas cost of revenues included $43.6 million of incremental cost of revenues resulting from the Switch and Data acquisition and the ALOG acquisition. In addition, excluding the impact of the Switch and Data acquisition and the ALOG acquisition, we incurred incremental costs associated with our organic expansion projects and revenue growth, such as (i) $2.2 million of higher utility costs arising from increased customer installations and revenues attributed to customer growth and (ii) $1.2 million of higher rent and facility costs. We expect Americas cost of revenues to increase as we continue to grow our business.

EMEA Cost of Revenues. EMEA cost of revenues for the six months ended June 30, 2011 and 2010 included $31.6 million and $25.0 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity. Excluding depreciation expense, the increase in EMEA cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as (i) $3.1 million of higher compensation expense, including general salaries, bonuses and headcount growth (266 EMEA cost of revenues employees as of June 30, 2011 versus 219 as of June 30, 2010), (ii) an increase of $4.6 million in utility costs arising from increased customer installations and revenues attributed to customer growth and (iii) $1.6 million of higher professional costs related to various consulting projects to support our growth. During the six months ended June 30, 2011, the U.S. dollar was generally weaker relative to the British pound, Euro and Swiss Franc than during the six months ended June 30, 2010, resulting in approximately $6.6 million of unfavorable foreign currency impact to our EMEA cost of revenues during the six months ended June 30, 2011 when compared to average exchange rates of the six months ended June 30, 2010. We expect EMEA cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the six months ended June 30, 2011 and 2010 included $18.6 million and $12.7 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as (i) an increase of $4.1 million of rent and facility costs and (ii) $4.0 million in higher utility costs. During the six months ended June 30, 2011, the U.S. dollar was generally weaker relative to the Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar than during the six months ended June 30, 2010, resulting in approximately $5.1 million of unfavorable foreign currency impact to our Asia-Pacific cost of revenues during the six months ended June 30, 2011 when compared to average exchange rates of the six months ended June 30, 2010. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses were split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				% Change
	2011	%	2010	%	Actual	Constant currency
Americas	$45,494	64%	$31,458	65%	45%	n/a
EMEA	17,137	24%	10,906	23%	57%	47%
Asia-Pacific	8,068	12%	6,017	12%	34%	26%

Total	$70,699	100%	$48,381	100%	46%	42%

	Six months ended June 30,
	2011	2010
Sales and marketing expenses as a percentage of revenues:
Americas	9%	9%
EMEA	10%	8%
Asia-Pacific	8%	8%
Total	9%	9%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses, inclusive of both acquisitions and organic growth, was primarily due to (i) $7.1 million of higher compensation costs, including sales compensation, general salaries, bonuses and headcount growth (264 Americas sales and marketing employees as of June 30, 2011 versus 187 as of June 30, 2010), (ii) $1.9 million of higher bad debt expense, which is partially due to the revenue growth as discussed above and partially due to the growth of the Americas collection team that has initiated additional collection efforts and procedures, and (iii) $1.5 million of higher recruiting costs. We have been investing in our Americas sales and marketing initiatives to further increase our revenue and we anticipate this increased investment will continue over the next several years, including anticipated headcount growth and new product innovation efforts and, as a result, our Americas sales and marketing expenses as a percentage of revenues have increased and are expected to continue to increase. In the long-term, we generally expect Americas sales and marketing expenses to increase as we continue to grow our business and invest further in various branding initiatives; however, as a percentage of revenues, we generally expect them to decrease in the long-term.

EMEA Sales and Marketing Expenses. The increase in our EMEA sales and marketing expenses was primarily due to $4.4 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (99 EMEA sales and marketing employees as of June 30, 2011 versus 67 as of June 30, 2010) and higher professional fees to support our growth. During the six months ended June 30, 2011, the U.S. dollar was generally weaker relative to the British pound, Euro and Swiss Franc than during the six months ended June 30, 2010, resulting in approximately $1.1 million of unfavorable foreign currency impact to our EMEA sales and marketing expenses during the six months ended June 30, 2011 when compared to average exchange rates of the six months ended June 30, 2010. We intend to invest further in our EMEA sales and marketing initiatives over the next several years, including anticipated headcount growth and new product innovation efforts and, as a result, we expect our EMEA sales and marketing expenses as a percentage of revenues to increase accordingly. In the long-term, we generally expect EMEA sales and marketing expenses to increase as we continue to grow our business and invest further in various branding initiatives; however, as a percentage of revenues, we generally expect them to decrease in the long-term.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to higher compensation costs, including sales compensation, general salaries, bonuses and headcount growth (63 Asia-Pacific sales and marketing employees as of June 30, 2011 versus 52 as of June 30, 2010). For the six months ended June 30, 2011, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the six months ended June 30, 2010. We intend to invest further in our Asia-Pacific sales and marketing initiatives over the next several years, including anticipated headcount growth and new product innovation efforts and, as a result, we expect our Asia-Pacific sales and marketing expenses as a percentage of revenues to increase accordingly. In the long-term, we generally expect Asia-Pacific sales and marketing expenses to increase as we continue to grow our business and invest further in various branding initiatives; however, as a percentage of revenues, we generally expect them to decrease in the long-term.

General and Administrative Expenses. Our general and administrative expenses were split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				% Change
	2011	%	2010	%	Actual	Constant currency
Americas	$91,956	72%	$68,925	71%	33%	n/a
EMEA	24,706	19%	19,839	20%	25%	17%
Asia-Pacific	11,620	9%	8,557	9%	36%	25%

Total	$128,282	100%	$97,321	100%	32%	29%

	Six months ended June 30,
	2011	2010
General and administrative expenses as a percentage of revenues:
Americas	19%	20%
EMEA	14%	15%
Asia-Pacific	12%	12%
Total	17%	18%

Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses, inclusive of both acquisitions and organic growth, was primarily due to (i) $13.6 million of higher compensation costs, including general salaries, bonuses and headcount growth (671 Americas general and administrative employees as of June 30, 2011 versus 504 as of June 30, 2010), and (ii) $4.7 million of higher depreciation expense as a result of our ongoing efforts to support our growth, such as investments in systems. Over the course of the past year, we have been investing in our Americas general and administrative functions, which has included taking on additional office space to accommodate the headcount growth, as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including further investment in our back office systems; however, as a percentage of revenues, we generally expect them to decrease.

EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to (i) $2.3 million of higher compensation costs, including general salaries, bonuses and headcount growth (163 EMEA general and administrative employees as of June 30, 2011 versus 143 as of June 30, 2010) and (ii) $1.8 million of higher professional fees related to various consulting projects to support our growth. During the six months ended June 30, 2011, the U.S. dollar was generally weaker relative to the British pound, Euro and Swiss Franc than during the six months ended June 30, 2010, resulting in approximately $1.6 million of unfavorable foreign currency impact to our EMEA general and administrative expenses during the six months ended June 30, 2011 when compared to average exchange rates of the six months ended June 30, 2010. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to $1.9 million of higher compensation costs, including general salaries, bonuses and headcount growth (143 Asia-Pacific general and administrative employees as of June 30, 2011 versus 116 as of June 30, 2010). During the six months ended June 30, 2011, the U.S. dollar was generally weaker relative to the Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar than during the six months ended June 30, 2010, resulting in approximately $1.0 million of unfavorable foreign currency impact to our Asia-Pacific cost of revenues during the six months ended June 30, 2011 when compared to average exchange rates of the six months ended June 30, 2010. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Restructuring Charges. During the six months ended June 30, 2011 and 2010, we recorded restructuring charges totaling $599,000 and $4.4 million, respectively, primarily related to one-time termination benefits attributed to certain Switch and Data employees.

Acquisition Costs. During the six months ended June 30, 2011, we recorded acquisition costs totaling $2.0 million primarily related to the ALOG acquisition. During the six months ended June 30, 2010, we recorded acquisition costs totaling $10.8 million related to the Switch and Data acquisition. We do not expect to incur significant additional acquisition costs related to the ALOG acquisition. Our acquisition costs primarily all relate to our Americas geographic region.

Interest Income. Interest income decreased to $847,000 for the six months ended June 30, 2011 from $997,000 for the six months ended June 30, 2010. Interest income decreased primarily due to lower invested balances. The average yield for the six months ended June 30, 2011 was 0.43% versus 0.19% for the six months ended June 30, 2010. Although we expect our interest income to increase slightly on a prospective basis as a result of the proceeds from the 7.00% senior notes offering, we generally expect our interest income to remain at these low levels for the foreseeable future due to the impact of a lower interest rate environment, a portfolio more weighted towards short-term U.S. treasuries, and from the utilization of cash to finance our expansion activities.

Interest Expense. Interest expense increased to $75.0 million for the six months ended June 30, 2011 from $63.3 million for the six months ended June 30, 2010. This increase in interest expense was primarily due to the full impact of our $750.0 million 8.125% senior notes, additional financings such as capital lease and other financing obligations to support our expansion projects and additional advances from our new Asia-Pacific financing. This increase was partially offset by repayments of the Chicago IBX financing in March 2010, the European financing in April 2010, the Netherlands financing in June 2010 and mortgage payable in December 2010. During the six months ended June 30, 2011 and 2010, we capitalized $5.9 million and $6.7 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur significantly higher interest expense as we recognize the full impact of the 7.00% senior notes offering beginning in July 2011, which is approximately $53.9 million annually.

Other-Than-Temporary Impairment Recovery On Investments. During the six months ended June 30, 2011, no other-than-temporary impairment loss or recovery on investments was recorded. During the six months ended June 30, 2010, we recorded a $3.4 million other-than-temporary impairment recovery on investments due to an additional distribution from one of our money market accounts we had previously written down during 2008 and 2009.

Loss on debt extinguishment and interest rate swaps, net. During the six months ended June 30, 2011, no loss on debt extinguishment and interest rate swaps, net was recorded. During the six months ended June 30, 2010, we recorded a $4.8 million loss on debt extinguishment and interest rate swaps, net, which is comprised of (i) a net gain of $2.7 million representing principal discount/premium and the write-off of related debt issuance costs and (ii) a loss of $7.5 million primarily resulted from the termination of an interest rate swap associated with the Chicago IBX financing as a result of repaying and terminating the Chicago IBX financing in March 2010 and the write-off of interest rate swaps associated with the European financing due to these interest rate swaps no longer being effective hedges as a result of repaying and terminating the European financing in April 2010.

Other Income (Expense). For the six months ended June 30, 2011, we recorded $3.1 million of other income, primarily due to foreign currency exchange gains during the period. For the six months ended June 30, 2010, we recorded $1.5 million of other expense, primarily due to foreign currency exchange losses during the period.

Income Taxes. For the six months ended June 30, 2011 and 2010, we recorded $19.2 million and $11.1 million of income tax expenses, respectively. Our effective tax rates were 25.6% and 48.3% for the six months ended June 30, 2011and 2010, respectively. Our effective tax rate in the six months ended June 30, 2011 was lower than the six months ended June 30, 2010 due to increased foreign losses benefited in 2011. The cash taxes for 2011 and 2010 are primarily for state income taxes and foreign income taxes.

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

We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges and acquisition costs as presented below (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Income from operations	$74,866	$40,227	$146,171	$88,209
Depreciation, amortization and accretion expense	86,426	63,626	165,951	112,948
Stock-based compensation expense	18,318	18,096	33,853	33,070
Restructuring charges	103	4,357	599	4,357
Acquisitions costs	1,615	5,849	2,030	10,843

Adjusted EBITDA	$181,328	$132,155	$348,604	$249,427

The geographic split of our adjusted EBITDA is presented below (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Americas:
Income from operations	$49,072	$22,529	$96,391	$52,130
Depreciation, amortization and accretion expense	57,246	43,081	110,728	71,255
Stock-based compensation expense	14,527	13,650	26,369	24,663
Restructuring charges	103	4,357	599	4,357
Acquisitions costs	1,556	5,849	1,922	10,843

Adjusted EBITDA	$122,504	$89,466	$236,009	$163,248

EMEA:
Income from operations	$14,178	$7,672	$25,649	$15,993
Depreciation, amortization and accretion expense	18,512	13,737	35,356	28,221
Stock-based compensation expense	2,147	2,531	4,442	4,681
Acquisitions costs	12	—	14	—

Adjusted EBITDA	$34,849	$23,940	$65,461	$48,895

Asia-Pacific:
Income from operations	$11,616	$10,026	$24,131	$20,086
Depreciation, amortization and accretion expense	10,668	6,808	19,867	13,472
Stock-based compensation expense	1,644	1,915	3,042	3,726
Acquisitions costs	47	—	94	—

Adjusted EBITDA	$23,975	$18,749	$47,134	$37,284

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

Liquidity and Capital Resources

As of June 30, 2011, our total indebtedness was comprised of (i) convertible debt principal totaling $1.0 billion from our 2.50% convertible subordinated notes (gross of discount), our 3.00% convertible subordinated notes, and our 4.75% convertible subordinated notes (gross of discount) and (ii) non-convertible debt and financing obligations totaling $1.3 billion consisting of (a) $750.0 million of principal from our 8.125% senior notes, (b) $232.7 million of principal from our loans payable and (c) $346.7 million from our capital lease and other financing obligations. However, in July 2011, our non-convertible debt and financing obligations increased to $2.1 billion as a result of the 7.00% senior notes offering.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of our current portion of debt due, and to complete our publicly-announced expansion projects. As of June 30, 2011, we had $423.1 million of cash, cash equivalents and short-term and long-term investments and in July 2011, we received net proceeds from the 7.00% senior notes offering of approximately $735.6 million. Besides our investment portfolio and any further financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity.

As of June 30, 2011, we had a total of approximately $23.8 million of additional liquidity available to us, consisting of (i) approximately $17.7 million under the new Asia-Pacific financing and (ii) $6.1 million under the $25.0 million Bank of America revolving credit line. While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and to complete our publicly-announced IBX expansion plans, we may pursue additional expansion opportunities, primarily the build-out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions. While we will be able to fund these expansion plans with our existing resources, additional financing, either debt or equity, may be required to pursue certain new or unannounced additional expansion plans. However, if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

Sources and Uses of Cash

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$258,118	$156,718
Net cash used in investing activities	(496,126)	(359,012)
Net cash provided by financing activities	87,964	377,563

Operating Activities. The increase in net cash provided by operating activities was primarily due to improved operating results and improved collections of accounts receivable and growth in customer installations, which increases deferred installation revenue. Although customer collections improved in the six months ended June 30, 2011 as compared to June 30, 2010, customer collections can vary widely from quarter to quarter. It is not uncommon for some large customer receivables that were anticipated to be collected in one quarter to slip to the next quarter. For example, some large customer receivables that were anticipated to be collected in June 2011 actually were collected in July 2011 instead, which negatively impacted cash flows from operating activities for the six months ended June 30, 2011. However, overall, customer collections remain relatively strong. We expect that we will continue to generate cash from our operating activities during the remainder of 2011 and beyond.

Investing Activities. The increase in net cash used in investing activities was primarily due to higher capital expenditures as a result of expansion activity and increase in restricted cash. During the six months ended June 30, 2011 and 2010, these capital expenditures were $364.0 million and $292.1 million, respectively. We expect that our IBX expansion construction activity will be at consistent levels. However, if the opportunity to expand is greater than planned and we have sufficient funding to increase the expansion opportunities available to us, we may increase the level of capital expenditures to support this growth.

Financing Activities. Higher net cash provided by financing activities for the six months ended June 30, 2010 was primarily due to our $750.0 million 8.125% senior notes offering in February 2010, partially offset by repayment of our debt facilities, including the Chicago IBX financing, the European financing, the Asia-Pacific financing, the Singapore financing and the Netherlands financing; however, the Asia-Pacific financing and the Singapore financing were replaced by the new Asia-Pacific financing. We expect that our financing activities will consist primarily of the proceeds from the 7.00% senior notes offering, partially offset by the repayment of our debt during the remainder of 2011.

Debt Obligations

New Asia-Pacific Financing. During the six months ended June 30, 2011, we received additional advances totaling approximately $77.9 million under the new Asia-Pacific financing, leaving the amount available to borrow totaling approximately $17.7 million. The outstanding loans payable under the new Asia-Pacific financing had a blended interest rate of 5.19% as of June 30, 2011. As of June 30, 2011, we were in compliance with all financial covenants associated with the new Asia-Pacific financing.

Paris 4 IBX Financing. In March 2011, we entered into two agreements with two unrelated parties to purchase and develop a building that will ultimately become our fourth IBX data center in the Paris metro area. The first agreement allowed us the right to purchase the property for a total fee of approximately $21.8 million payable to a company that held exclusive rights (including power rights) to the property and was already in the process of developing the property into a data center and will now, instead, become the anchor tenant in the Paris 4 IBX data center once it is open for business. The second agreement was entered into with the developer of the property and allowed us to take immediate title to the building and associated land and also requires the developer to construct the data center to our specifications and deliver the completed data center to us in July 2012 for a total fee of approximately $109.9 million. Both agreements include extended payment terms. We made payments under both agreements totaling approximately $35.7 million in March 2011 and the remaining payments due totaling approximately $96.0 million are payable on various dates through March 2013, which is referred to as Paris 4 IBX financing. Of the amounts paid or payable under the Paris 4 IBX financing, a total of $15.0 million was allocated to land and building assets, $3.7 million was allocated to a deferred charge, which will be netted against revenue associated with the anchor tenant of the Paris 4 IBX data center over the term of the customer contract, and the remainder totaling $113.0 million was or will be allocated to construction costs inclusive of interest charges. We have imputed an interest rate of 5.90% per annum on the Paris 4 IBX financing as of June 30, 2011, a total of $20.6 million was outstanding under the Paris 4 IBX financing. We will record additional construction costs and increase the Paris 4 IBX financing liability over the course of the construction period. The Paris 4 IBX financing also required us to post approximately $96.9 million of cash into a restricted cash account to ensure liquidity for the developer during the construction period.

Contractual Obligations and Off-Balance-Sheet Arrangements

We lease a majority of our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2035. The following represents our debt maturities, financings, leases and other contractual commitments as of June 30, 2011 (in thousands):

	2011 (6 months)	2012	2013	2014	2015	Thereafter	Total
Convertible debt (1)	$—	$250,000	$—	$395,986	$—	$373,750	$1,019,736
Senior notes (1)	—	—	—	—	—	750,000	750,000
New Asia-Pacific financing (1)	10,353	35,150	55,012	59,860	32,469	—	192,844
Paris 4 IBX financing (2)	—	87,824	6,823	—	—	—	94,647
ALOG debt (1)	3,435	6,792	3,775	3,590	1,501	161	19,254
Interest (3)	54,487	104,042	97,670	91,678	79,031	161,391	588,299
Capital lease and other financing obligations (4)	17,396	36,968	37,644	39,226	40,654	334,590	506,478
Operating leases under accrued restructuring charges (5)	1,684	2,429	2,444	2,459	1,444	—	10,460
Operating leases (6)	58,029	115,797	116,736	110,954	92,975	507,168	1,001,659
Other contractual commitments (7)	265,863	82,456	3,244	1,700	—	—	353,263
Asset retirement obligations (8)	378	—	1,043	1,244	5,651	45,801	54,117
ALOG acquisition contingent consideration (9)	—	—	23,070	—	—	—	23,070
Redeemable non-controlling interests	—	—	—	69,050	—	—	69,050

	$411,625	$721,458	$347,461	$775,748	$253,725	$2,172,860	$4,682,877

(1)	Represents principal only.
(2)	Represents total payments to be made to complete the construction of the Paris 4 IBX center.
(3)	Represents interest on convertible debt, 8.125% senior notes and new Asia-Pacific financing based on their approximate interest rates as of June 30, 2011.
(4)	Represents principal and interest.
(5)	Excludes any subrental income.
(6)	Represents minimum operating lease payments, excluding potential lease renewals.
(7)	Represents off-balance-sheet arrangements. Other contractual commitments are described below.
(8)	Represents liability, net of future accretion expense.
(9)	Represents an off-balance sheet arrangement for the ALOG acquisition contingent consideration and includes the portion of the contingent consideration that will be funded by Riverwood.

In connection with certain of our leases, we entered into 14 irrevocable letters of credit totaling $18.9 million with Bank of America. These letters of credit were provided in lieu of cash deposits under the $25.0 million Bank of America revolving credit line and automatically renew in successive one-year periods until the final lease expiration date. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the $25.0 million Bank of America revolving credit line. These contingent commitments are not reflected in the table above.

We had accrued liabilities related to uncertain tax positions totaling approximately $17.5 million as of June 30, 2011. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities would be paid.

As a result of the 7.00% senior notes offering due 2021, our senior notes increased to $1.5 billion in July 2011 and we expect to incur additional interest expense of $53.9 million annually.

Primarily as a result of our various IBX expansion projects, as of June 30, 2011, we were contractually committed for $234.5 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2011 and 2012, is reflected in the table above as “Paris 4 IBX financing” and “other contractual commitments.”

We had other non-capital purchase commitments in place as of June 30, 2011, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during the remainder of 2011 and beyond. Such other purchase commitments as of June 30, 2011, which total $118.8 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $300.0 million to $350.0 million, in addition to the $234.5 million in contractual commitments discussed above as of June 30, 2011, in our various IBX expansion projects during the remainder of 2011 and thereafter in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.

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

While there have been no significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the three and six months ended June 30, 2011 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2010, the U.S. dollar weakened relative to certain of the currencies of the foreign countries in which we operate during the six months ended June 30, 2011. This has significantly impacted our consolidated financial position and results of operations during this period including the amount of revenue that we reported. Continued strengthening or weakening of the U.S. dollar will continue to have a significant impact to us in future periods.

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

The parties in the approximately 300 coordinated cases, including the parties in the Equinix case, reached a settlement. It provides for releases of existing claims and claims that could have been asserted relating to the conduct alleged to be wrongful from the class of investors participating in the settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Equinix. On October 6, 2009, the Court granted final approval to the settlement. The settlement approval was appealed to the United States Court of Appeals for the Second Circuit. One appeal was dismissed and the second appeal was remanded to the district court to determine if the appellant is a class member with standing to appeal.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows. We intend to continue to defend the action vigorously if the settlement does not survive the remaining appeal.

Pihana Litigation

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawaii, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the Internet exchange services business of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana’s majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725.0 million value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which adds new plaintiffs (other alleged holders of Pihana common stock) but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed in a separate action by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by Equinix and other Defendants. On April 24, 2009, plaintiffs filed a Second Amended Complaint (“SAC”) to correct the naming of certain parties. The SAC is otherwise substantively identical to the Amended Complaint, and all motions to dismiss the Amended Complaint have been treated as responsive to the SAC. On September 1, 2009, the Court heard Defendants’ motions to dismiss the SAC and ruled at the hearing that all claims against all Defendants are time-barred. The Court also considered whether there were further independent grounds for dismissing the claims, and supplemental briefing was submitted with respect to claims against one defendant and plaintiffs’ renewed request for further leave to amend. On March 23, 2010, the Court entered final Orders granting the motions to dismiss as to all Defendants and issued a minute Order denying plaintiffs’ renewed request for further leave to amend. On May 21, 2010, plaintiffs filed a Notice of Appeal, and plaintiffs’ appeal is currently pending before the Hawaii Supreme Court. In January 2011, one group of co-defendants (Morgan Stanley and certain persons and entities affiliated with it) entered into a separate settlement with plaintiffs. The trial court determined that the settlement was made in “good faith” in accordance with Hawaii statutory law, and certain non-settling defendants (including Equinix) filed an appeal from that order. That appeal is now pending before the Intermediate Court of Appeals. We believe that plaintiffs’ claims and alleged damages are without merit and we intend to continue to defend the litigation vigorously.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

Alleged Class Action and Shareholder Derivative Actions

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

On May 20, 2011, an alleged shareholder derivative action entitled Stopa v. Clontz, et al., No. CV-11-2467-SC was filed in the United States District Court for the Northern District of California, purportedly on behalf of Equinix, against the members of our board of directors. The suit is based on allegations similar to those in the federal securities class action and the state court derivative action, and asserts causes of action against the individual defendants for breach of fiduciary duty for allegedly disseminating false and misleading information, breach of fiduciary duty for allegedly failing to maintain internal controls, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. On June 10, 2011, the court signed an order relating this case to the federal securities class action. Defendants have not yet responded to the claims in this action.

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

We have a significant amount of debt and expect to incur additional debt to support our growth. As of June 30, 2011, our total indebtedness was approximately $2.3 billion, our stockholders’ equity was $2.1 billion and our cash and investments totaled $423.1 million. In addition, in July 2011, we issued $750.0 million aggregate principal amount of 7.00% senior notes due July 15, 2021. We intend to use the net proceeds from the 7.00% senior notes offering for general corporate purposes, including the funding of our expansion activities, and the repayment of our 2.50% convertible subordinated notes due April 15, 2012.

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

The shortage of electricity supply and other aftermath caused by the March 2011 Japanese earthquake and resulting tsunami may affect our business operations. We have two IBX centers close to Tokyo, Japan, one in Heiwajima and one in Shinagawa plus a third data center under construction in Tokyo. As of the date of this filing, all of our Japanese centers are operational. However, there can be no assurances that future operations and revenue may not be seriously affected by, among other things, the potential of the shortage of electricity power supply in Japan as well as the potential of a nuclear reactor disaster occurring at a power plant within one hundred and forty miles of our IBX centers. These events may seriously damage our ability to conduct business in Japan or, in the worst case, cause operations to completely cease with our Japanese revenue suffering a material downturn.

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

Fossil fuel combustion creates greenhouse gas emissions that are linked to global climate change. Regulations to limit greenhouse gas emissions are in force in the European Union in an effort to prevent or reduce climate change. In the United States, federal legislative proposals have been considered that would, if adopted, implement some form of regulation or taxation to reduce or mitigate greenhouse gas (“GHG”) emissions. In addition, the U.S. Environmental Protection Agency (“EPA”) is taking steps towards using its existing authority under the Clean Air Act to regulate GHG emissions. On June 3, 2010, EPA published a final rule, known as the Tailoring Rule, setting forth the permitting program for regulating GHG emissions from major stationary sources. These permitting requirements will include, but are not limited to, meeting the best available control technologies for GHG emissions, and monitoring, reporting and recordkeeping for GHG emissions. The first steps of the program became effective January 2, 2011, and apply to large sources of GHGs such as, for example, fossil-fueled electricity generating facilities, that are already subject to Clean Air Act major source permits for their emission of non-greenhouse gas air pollutants (such as sulfur dioxide or particulate matter). The second step of the permitting program became effective July 1, 2011, and applies to the construction a new facility that will emit 100,000 tons per year or more of carbon dioxide equivalent (“CO2e”, a unit of measurement for GHGs) or to the modification of an existing facility that results in an increase of GHG emissions by 75,000 tons per year of CO2e. There is a small-source exception to the Tailoring Rule that we believe applies to our facilities. Under the exception, no source with emissions below 50,000 tons per year of CO2e or any modification resulting in an increase of less than 50,000 tons per year of CO2e will be subject to Prevention of Significant Deterioration (“PSD”) or Title V permitting before at least April 30, 2016. EPA also announced plans in the final rule to develop permitting requirements for smaller sources of GHGs after the expiration of the small-source exception, which could potentially affect our facilities. We will continue to monitor the developments of this regulatory program to evaluate its impact on our facilities and business.

Several states within the United States have adopted laws intended to limit fossil fuel consumption and/or encourage renewable energy development for the same purpose. For example, California enacted AB-32, the Global Warming Solutions Act of 2006, prescribing a statewide cap on global warming pollution with a goal of reaching 1990 GHG emission levels by 2020 and 80% below 1990 levels by 2050 and establishing a mandatory emissions reporting program. On December 16, 2010, the California Air Resources Board adopted the initial elements of a cap-and-trade program to implement AB-32, which will establish an auction to allocate allowances for GHG emissions, and will establish a minimum price for such allowances. This cap-and-trade regulation is intended to take effect January 1, 2012, with official allowance trading starting in 2013. If the regulation takes effect as currently drafted, it will increase our electricity costs by an amount that cannot yet be determined, but could exceed 5% of our costs of electricity at our California locations.

Federal, regional, state and international regulatory programs to address climate change are still developing. In their final form, they may include a tax on carbon, a carbon “cap-and-trade” market, and/or other restrictions on carbon and GHG emissions. The area of GHG limitations and regulation is rapidly changing and will continue to change as additional legislation is considered and adopted, and regulations are finalized that implement existing law. For example, the United Kingdom is in the process of implementing the mandatory Carbon Reduction Commitment Energy Efficiency Scheme (“CRC”), which requires certain public and private sector organizations that are consumers of large amounts of electricity to register with the program, participate in energy-saving activities and reduce their GHG emissions. The CRC became effective April 1, 2010, and qualifying organizations were required to register by September 30, 2010, which we have done. The United Kingdom Government is in the process of reviewing the mechanics of the CRC, but the first relevant period for the operation of the CRC still began in April 2011 as originally scheduled. We are required to monitor power usage from April 2011 onwards. We are monitoring developments and continuing to evaluate the extent of our obligations and the implications for our business in the United Kingdom, and we are communicating with customers accordingly.

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

If we are unable to recruit or retain qualified personnel, our business could be harmed.

We must continue to identify, hire, train and retain IT professionals, technical engineers, operations employees, and sales and senior management personnel who maintain relationships with our clients and who can provide the technical, strategic and marketing skills required for our company to grow. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of these personnel. The failure to recruit and retain necessary technical, managerial, sales and marketing personnel, including but not limited to members of our executive team, could harm our business and our ability to grow our company.

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

Because of their greater financial resources, some of our competitors have the ability to adopt aggressive pricing policies, especially if they are not highly leveraged. As a result, in the future, we may suffer from pricing pressure that would adversely affect our ability to generate revenues and adversely affect our operating results. In addition, these competitors could offer colocation on neutral terms, and may start doing so in the same metropolitan areas in which we have IBX data centers. Some of these competitors may also provide our target customers with additional benefits, including bundled communication services, and may do so in a manner that is more attractive to our potential customers than obtaining space in our IBX data centers. If these competitors were able to adopt aggressive pricing policies together with offering colocation space, our ability to generate revenues may be materially and adversely affected.

We may also face competition from persons seeking to replicate our IBX data center concept by building new data centers or converting existing data centers that some of our competitors are in the process of divesting. We may continue to see increased competition for data center space and customers from large real estate investment trusts, or REITs, who also operate in our market. We may experience competition from our landlords, some of which are REITs, in this regard. Rather than leasing available space in our buildings to large single tenants, they may decide to convert the space instead to smaller square foot units designed for multi-tenant colocation use. Landlords/REITs may enjoy a cost effective advantage in providing services similar to those provided by our IBX data centers, and in addition to the risk of losing customers to these parties, this could also reduce the amount of space available to us for expansion in the future. Competitors may operate more successfully or form alliances to acquire significant market share. Furthermore, enterprises that have already invested substantial resources in outsourcing arrangements may be reluctant or slow to replace, limit or compete with their existing systems by becoming a customer. Customers may also decide it is cost-effective for them to build out their own data centers, which could have a negative impact on our results of operations. In addition, other companies may be able to attract the same potential customers that we are targeting. Once customers are located in competitors’ facilities, it may be extremely difficult to convince them to relocate to our IBX data centers.

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

For the years ended December 31, 2010, 2009 and 2008, we recognized 38%, 39% and 37%, respectively, of our revenues outside the U.S. For the six months ended June 30, 2011, we recognized 37% of our revenues outside the U.S. We currently operate outside of the Americas in the EMEA and Asia-Pacific regions. In April 2011, we expanded into South America through an investment in ALOG Data Centers do Brasil S.A.

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

As of June 30, 2011, our accumulated deficit was $293.2 million. Although we have generated net income for each fiscal year since 2008, which was our first full year of net income since our inception, we are also currently investing heavily in our future growth through the build-out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial crisis may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate either our proprietary information or the personal information of our customers, or cause interruptions or malfunctions in our operations. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security. As techniques used to breach security change frequently, and are generally not recognized until launched against a target, we may not be able to implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and operating results.

Global economic debt issues and uncertainty could adversely affect our revenues and earnings.

The varying pace of global economic recovery continues to create uncertainty and unpredictability and add risk to our future outlook. If an agreement expanding the U.S. national debt ceiling or budget is not reached in a timely manner, the U.S. could default on obligations which would impact the U.S. and other economies. In addition, sovereign debt issues and economic uncertainty in Greece, Portugal, Spain, Ireland and other countries in Europe and around the world raise concerns in markets important to our business. A global economic downturn could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition.

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

Because we depend on the development and growth of a balanced customer base, including key magnet customers, failure to attract, grow and retain this base of customers could harm our business and operating results.

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

We are subject to various legal proceedings as described in Note 10 to Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q. In addition, we may, in the future, be subject to other litigation. For example, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Litigation can be lengthy, expensive, and divert management’s attention and resources. Results cannot be predicted with certainty and an adverse outcome in litigation could result in monetary damages or injunctive relief that could seriously harm our business, results of operations, financial condition or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
2.1	Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.	Def. Proxy 14A	12/12/02

2.2	Agreement and Plan of Merger dated October 21, 2009, by and among Equinix, Inc., Switch & Data Facilities Company, Inc. and Sundance Acquisition Corporation.	8-K	10/22/09	2.1

2.3	First Amendment to the Agreement and Plan of Merger dated March 20, 2010, by and among Equinix, Inc., Switch & Data Facilities Company, Inc. and Sundance Acquisition Corporation.	8-K	3/22/10	2.1

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Amendment of the Restated Certificate of Incorporation	8-K	6/14/11	3.1

3.2	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.3	Amended and Restated Bylaws of the Registrant.	8-K	6/14/11	3.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Indenture dated March 30, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/07	4.4

4.3	Form of 2.50% Convertible Subordinated Note Due 2012 (see Exhibit 4.2).

4.4	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4

4.5	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.4).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

4.6	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/09	4.1

4.7	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.6).

4.8	Indenture dated March 3, 2010 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	10-Q	3/31/10	4.8

4.9	Form of 8.125% Senior Note Due 2018 (see Exhibit 4.8).

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.2	2000 Equity Incentive Plan, as amended.	10-K	12/31/07	10.3

10.3	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.4	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.5	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	S-8 (File No. 333-165033)	2/23/10	99.3

10.6	Form of Restricted Stock Agreements for Stephen M. Smith under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/07	10.45

10.7	Letter Agreement, dated April 22, 2008, by and between Eric Schwartz and Equinix Operating Co., Inc.	10-Q	6/30/08	10.34

10.8	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31

10.9	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

10.10	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.11	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.	10-K	12/31/08	10.34

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.12	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

10.13	Change in Control Severance Agreement by and between Jarrett Appleby and Equinix, Inc. dated December 11, 2008.	10-K	12/31/08	10.36

10.14	Offer Letter from Equinix, Inc. to Jarrett Appleby dated November 6, 2008.	10-K	12/31/08	10.37

10.15	Restricted Stock Unit Agreement for Jarrett Appleby under the Equinix, Inc. 2000 Equity Incentive Plan.	10-K	12/31/08	10.38

10.16	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.1

10.17	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.2

10.18	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.3

10.19	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.4

10.20	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.5

10.21	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.6

10.22	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.7

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.23	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.8

10.24	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.9

10.25	Addendum to international assignment letter agreement by and between Eric Schwartz and Equinix Operating Co., Inc., dated February 17, 2010.	10-Q	3/31/10	10.42

10.26	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company, Inc.	2/5/07	10.9

10.27	Amendment and Restatement of Facility Agreement, by and among Equinix Australia Pty Ltd., Equinix Hong Kong Limited, Equinix Singapore Pte. Ltd., Equinix Pacific Pte. Ltd and Equinix Japan K.K., as borrowers, the Joint Mandated Lead Arrangers, the Joint Mandated Bookrunners, the Lead Arrangers and the Closing Date Lenders, as defined therein, and The Royal Bank of Scotland N.V., as Facility Agent, dated May 10, 2010.	10-Q	6/30/10	10.39

10.28	Offer Letter from Equinix, Inc. to Charles Meyers dated September 28, 2010.	10-Q	9/30/10	10.40

10.29	Restricted Stock Unit Agreement for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/10	10.41

10.30	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30. 2010.	10-Q	9/30/10	10.42

10.31	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Appleby, Ferris, Meyers, Smith, Taylor and Van Camp.	10-K	12/31/10	10.33

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.32	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/10	10.34

10.33	Equinix, Inc. 2011 Incentive Plan	10-Q	3/31/11	10.33

10.34	Form of Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/11	10.34

10.35	Form of Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/11	10.35

10.36*	English Translation of Shareholders Agreement, dated as of April 25, 2011, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participaçðes and Zion RJ Participaçðes S.A., and, for the limited purposes set forth therein, Sidney Victor da Costa Breyer, Antonio Eduardo Zago de Carvalho, Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P. and Riverwood Capital Partners (Parallel – A) L.P.				X

18.1	Preferable Accounting Principles Letter from Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm, dated July 26, 2010.	10-Q	6/30/10	18.1

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.				X

*	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: July 29, 2011

	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.36*	English Translation of Shareholders Agreement, dated as of April 25, 2011, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participaçðes and Zion RJ Participaçðes S.A., and, for the limited purposes set forth therein, Sidney Victor da Costa Breyer, Antonio Eduardo Zago de Carvalho, Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P. and Riverwood Capital Partners (Parallel – A) L.P.

21.1	Subsidiaries of Equinix.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.