Form 10-Q
period 2011-09-30
EQUINIX INC
filed 2011-10-28
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s Common Stock as of September 30, 2011 was 47,409,736.

EQUINIX, INC.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$370,523	$442,841
Short-term investments	700,246	147,192
Accounts receivable, net	144,185	116,358
Other current assets	115,344	71,657

Total current assets	1,330,298	778,048
Long-term investments	99,419	2,806
Property, plant and equipment, net	3,122,094	2,650,953
Goodwill	867,280	774,365
Intangible assets, net	153,505	150,945
Other assets	158,091	90,892

Total assets	$5,730,687	$4,448,009

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$181,093	$145,854
Accrued property, plant and equipment	90,181	91,667
Current portion of capital lease and other financing obligations	11,367	7,988
Current portion of loans payable	74,652	19,978
Current portion of convertible debt	243,176	—
Other current liabilities	55,687	52,628

Total current liabilities	656,156	318,115
Capital lease and other financing obligations, less current portion	376,848	253,945
Loans payable, less current portion	161,984	100,337
Convertible debt, less current portion	691,520	916,337
Senior notes	1,500,000	750,000
Other liabilities	253,300	228,760

Total liabilities	3,639,808	2,567,494

Redeemable non-controlling interests (Note 1)	66,372	—

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	47	46
Additional paid-in capital	2,417,781	2,341,586
Accumulated other comprehensive loss	(120,416)	(112,018)
Accumulated deficit	(272,905)	(349,099)

Total stockholders’ equity	2,024,507	1,880,515

Total liabilities, redeemable non-controlling interests and stockholders’ equity	$5,730,687	$4,448,009

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(unaudited)
Revenues	$417,601	$330,347	$1,175,530	$875,090

Costs and operating expenses:
Cost of revenues	228,153	185,476	638,301	481,108
Sales and marketing	43,070	31,205	113,769	79,586
General and administrative	65,976	58,640	194,258	155,961
Restructuring charges	1,587	1,886	2,186	6,243
Acquisition costs	699	1,114	2,729	11,957

Total costs and operating expenses	339,485	278,321	951,243	734,855

Income from operations	78,116	52,026	224,287	140,235
Interest income	679	310	1,526	1,307
Interest expense	(51,114)	(38,363)	(126,152)	(101,653)
Other-than-temporary impairment recovery on investments	—	206	—	3,626
Loss on debt extinguishment and interest rate swaps, net	—	—	—	(4,831)
Other income (expense)	(1,694)	1,654	1,438	193

Income before income taxes	25,987	15,833	101,099	38,877
Income tax expense	(5,348)	(4,637)	(24,582)	(15,756)

Net income	20,639	11,196	76,517	23,121
Net income attributable to redeemable non-controlling interests	(320)	—	(323)	—

Net income attributable to Equinix.	$20,319	$11,196	$76,194	$23,121

Earnings per share attributable to Equinix, after adjustments related to redeemable non-controlling interests (Note 3):
Basic earnings per share	$0.21	$0.24	$1.40	$0.54

Weighted-average shares	47,202	45,745	46,861	42,961

Diluted earnings per share	$0.20	$0.24	$1.37	$0.53

Weighted-average shares	47,943	46,676	47,694	44,040

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended September 30,
	2011	2010
	(unaudited)
Cash flows from operating activities:
Net income	$76,517	$23,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	240,096	175,359
Stock-based compensation	53,060	50,020
Restructuring charges	2,186	6,243
Amortization of intangible assets	14,207	9,378
Amortization of debt issuance costs and debt discounts	23,816	19,403
Accretion of asset retirement obligation and accrued restructuring charges	3,473	2,501
Loss on debt extinguishment and interest rate swaps, net	—	4,831
Provision for allowance for doubtful accounts	3,609	1,454
Other items	1,933	903
Changes in operating assets and liabilities:
Accounts receivable	(26,299)	(38,486)
Other assets	(7,217)	12,717
Accounts payable and accrued expenses	(9,492)	16,047
Other liabilities	24,099	(13,510)

Net cash provided by operating activities	399,988	269,981

Cash flows from investing activities:
Purchases of investments	(1,027,855)	(599,845)
Sales of investments	104,800	24,778
Maturities of investments	274,620	506,811
Purchase of Switch and Data, net of cash acquired	—	(113,289)
Purchase of ALOG, net of cash acquired	(41,954)	—
Purchase of Paris 4 IBX property	(14,951)	—
Purchase of Frankfurt IBX property	(9,042)	—
Purchases of property, plant and equipment	(495,515)	(436,046)
Increase in restricted cash	(95,932)	(1,160)
Release of restricted cash	1,000	244
Other investing activities	10	—

Net cash used in investing activities	(1,304,819)	(618,507)

Cash flows from financing activities:
Proceeds from employee equity awards	35,704	36,179
Proceeds from senior notes	750,000	750,000
Proceeds from loans payable	90,635	115,811
Repayment of capital lease and other financing obligations	(7,404)	(14,114)
Repayment of mortgage and loans payable	(21,273)	(469,077)
Debt issuance costs	(15,551)	(23,124)

Net cash provided by financing activities	832,111	395,675

Effect of foreign currency exchange rates on cash and cash equivalents	402	(4,056)

Net increase (decrease) in cash and cash equivalents	(72,318)	43,093
Cash and cash equivalents at beginning of period	442,841	346,056

Cash and cash equivalents at end of period	$370,523	$389,149

Supplemental cash flow information:
Cash paid for taxes	$7,172	$3,129

Cash paid for interest	$100,283	$70,772

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

Reclassifications

Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the consolidated financial statement presentation as of and for the three and nine months ended September 30, 2011.

Income Taxes

The Company’s effective tax rates were 24.3% and 40.5% for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, the Company’s unrecognized tax benefits increased by approximately $21,557,000 due to the ALOG Acquisition. A portion of these unrecognized tax benefits served to reduce the deferred tax assets acquired from the ALOG Acquisition.

Stock-Based Compensation

In February and March 2011, the Compensation Committee and the Stock Award Committee of the Board of Directors approved the issuance of an aggregate of 706,270 shares of restricted stock units to certain employees, including executive officers, pursuant to the 2000 Equity Incentive Plan as part of the Company’s annual refresh program. These equity awards are subject to vesting provisions and had an average fair value per share on the dates of the grant of $85.64. Compensation expense related to these awards is expected to be amortized over a weighted-average period of 3.2 years.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2011, ALOG, in which the Company has an indirect controlling interest (see Note 2), granted 885,840 stock options to purchase common shares of ALOG to certain of ALOG’s employees (the “ALOG Stock Options”). The ALOG Stock Options are accounted for as liability-classified awards under the accounting standard for share-based payments and will be re-measured each reporting period prospectively until the underlying shares are settled. Under certain circumstances, the ALOG Stock Options are eligible for net cash settlement by the stock option holders. The ALOG Stock Options vest annually and have a vesting period of 4 years. The average fair value per share of the ALOG Stock Options on the date of the grant was approximately $2.50, which was computed using the Black-Scholes model with assumptions as follows:

Average exercise price	$8.34
Expected life (years)	2.75
Dividend yield	0%
Volatility	55%
Risk-free interest rate	12.9%

The following table presents, by operating expense category, the Company’s stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cost of revenues	$1,573	$1,619	$4,417	$4,957
Sales and marketing	4,153	3,627	10,629	10,316
General and administrative	13,481	11,704	38,014	34,747
Restructuring charges	—	(3)	—	1,488

	$19,207	$16,947	$53,060	$51,508

Redeemable Non-Controlling Interests

The following table provides a summary of the activities of the Company’s redeemable non-controlling interests (in thousands):

Balance at December 31, 2010	$—
ALOG Acquisition (see Note 2)	66,777
Net income attributable to redeemable non-controlling interests	323
Foreign currency loss attributable to redeemable non-controlling interests	(9,096)
Change in redemption value of non-controlling interests	10,639
Impact of foreign currency exchange	(2,271)

Balance at September 30, 2011	$66,372

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment. This ASU provides companies with the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. If the carrying value of a reporting unit exceeds its fair value, then a company is required to perform the second step of the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, if any, and whether to early adopt this standard.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. This ASU is intended to increase the prominence of other comprehensive income in financial statements by presenting the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance; therefore, adoption of the new guidance in the first quarter of fiscal 2012 will not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”), which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRSs. ASU 2011-14 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-14 clarifies the FASB's intent about the application of existing fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively; therefore, the Company will adopt ASU 2011-04 in its first quarter of fiscal 2012. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

2. Business Combination

ALOG Acquisition

On April 25, 2011 (the “Acquisition Date”), Zion RJ Participações S.A. (“Zion”), a Brazilian joint-stock company controlled by a wholly-owned subsidiary of the Company and co-owned by RW Brasil Fundo de Investimento em Participações, a subsidiary of Riverwood Capital L.P. (“Riverwood”), completed the acquisition of approximately 90% of the outstanding capital stock of ALOG. As a result, the Company acquired an approximate 53% indirect, controlling equity interest in ALOG (the “ALOG Acquisition”). The Company paid a total of approximately 82,194,000 Brazilian reais in cash on the closing date, or approximately $51,723,000, to purchase the ALOG capital stock. An additional 36,000,000 Brazilian reais, or approximately $20,000,000, is payable by Zion in April 2013, subject to reduction for any post-closing balance sheet adjustments and any claims for indemnification (the “Contingent Consideration”). The Company’s portion of the Contingent Consideration is 19,080,000 Brazilian reais, or approximately $11,000,000. ALOG operates three data centers in Brazil and is headquartered in Rio de Janeiro. ALOG will continue to operate under the ALOG trade name. There were no historical transactions between Equinix, Riverwood, Zion and ALOG.

Beginning in April 2014 and ending in May 2016, Equinix will have the right to purchase all of Riverwood's interest in Zion at a price equal to the greater of (i) its then current fair market value and (ii) a net purchase price that implies a compounded internal rate of return in U.S. dollars ("IRR") for Riverwood's investment of 12%. If Equinix exercises its right to purchase Riverwood's shares, Equinix also will have the right, and under certain circumstances may be required, to purchase the remaining approximate 10% of shares of ALOG that Zion does not own, which are held by ALOG management (collectively, the “Call Options”). If Equinix purchases all of Riverwood’s interest in Zion at a price equal to its then current fair market value, the purchase price of the remaining approximate 10% of shares that are held by ALOG management will be equal to its then current fair market value. If Equinix purchases all of Riverwood’s interest in Zion at a net purchase price that implies an IRR for Riverwood’s investment of 12%, the purchase price per share of the remaining approximate 10% of shares that are held by ALOG management will be equal to the greater of (i) 50% of the purchase price per share of capital stock of ALOG in the ALOG Acquisition and (ii) a purchase price per share that implies an IRR equal to the sum of the IRR implied by the fair market value of the capital stock of ALOG plus 2%, declining over time.

Also beginning in April 2014 and ending in May 2016, Riverwood will have the right to require Equinix to purchase all of Riverwood's interests in Zion at a price equal to the greater of (i) its then current fair market value and (ii) a net purchase price that implies an IRR for Riverwood's investment of 8%, declining over time. If Riverwood exercises its right to require Equinix to purchase Riverwood's shares, Equinix will have the right, and under certain circumstances may be required, to purchase the remaining approximate 10% of shares of ALOG that Zion does not own, which are held by ALOG management (collectively, the “Put Options”). If Equinix purchases all of Riverwood’s interest in Zion at a price equal to its then current fair market value, the purchase price of the remaining approximate 10% of shares that are held by ALOG management will be equal to its then current fair market value. If Equinix purchases all of Riverwood’s interest in Zion at a net purchase price that implies an IRR for Riverwood’s investment of 8%, declining over time, the purchase price per share of the remaining approximate 10% of shares that are held by ALOG management will be equal to the greater of (i) 50% of the purchase price per share of capital stock of ALOG in the ALOG Acquisition and (ii) a purchase price per share that implies an IRR equal to the sum of the IRR implied by the fair market value of the capital stock of ALOG plus 2%, declining over time.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As the Company has an approximate 53% indirect controlling equity interest in ALOG, it began consolidating the results of ALOG’s operations on the Acquisition Date. Upon consolidation, all amounts pertaining to the approximate 10% of ALOG that Zion does not own, as well as Riverwood’s interest in ALOG and Zion, are reported as redeemable non-controlling interests in the Company’s consolidated financial statements. The Company incurred acquisition costs of $678,000 and $2,307,000, respectively, for the three and nine months ended September 30, 2011 related to ALOG, which were included in the consolidated statements of operations.

Purchase Price Allocation

The ALOG Acquisition was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to ALOG’s net tangible and intangible assets based upon their fair value as of the Acquisition Date. Based upon the purchase price and the valuation of ALOG, the preliminary purchase price allocation was as follows (in thousands):

Cash and cash equivalents	$9,769
Accounts receivable	6,756
Prepaid expense and other current assets	575
Property, plant and equipment	52,542
Goodwill	104,799
Intangible assets	19,295
Other non-current assets	6,987

Total assets acquired	200,723
Accounts payable and accrued expenses	(49,965)
Debt	(25,669)
Other current liabilities	(4,643)
Other non-current liabilities	(1,946)
Redeemable non-controlling interests	(66,777)

Net assets acquired	$51,723

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

The consolidated financial statements of the Company include the operations of ALOG from April 25, 2011 through September 30, 2011 for the three and nine months ended September 30, 2011. The following table sets forth the results of operations of ALOG which were included in the Company’s consolidated statements of operations (in thousands):

	Three months ended	Nine months ended
	September 30, 2011
Revenues	$17,858	$29,582
Net income	807	804

The ALOG Acquisition was not material to the Company’s consolidated balance sheets and results of operations; therefore, the Company does not present unaudited pro forma combined consolidated financial information.

3. Earnings Per Share

The Company computes its earnings per share (“EPS”) using the two-class method as prescribed by the accounting standard for earnings per share. The two-class method is an earnings allocation method for computing EPS when an entity’s capital structure includes either two or more classes of common stock or includes common stock and participating securities. The two-class method calculates EPS based on distributed earnings (i.e., adjustments to redeemable non-controlling interests) and undistributed earnings. Undistributed losses are not allocated to participating securities under the two-class method unless the participating security has a contractual obligation to share in losses on a basis that is objectively determinable. Common shares of ALOG and Zion are considered participating securities in which the Company has indirect controlling equity interests.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted earnings per share attributable to the Company for the periods presented (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income	$20,639	$11,196	$76,517	$23,121
Adjustments attributable to redeemable non-controlling interests	(10,959)	—	(10,962)	—

Net income attributable to Equinix, basic and diluted	$9,680	$11,196	$65,555	$23,121

Weighted-average shares used to compute basic earnings per share	47,202	45,745	46,861	42,961

Effect of dilutive securities:
Employee equity awards	741	931	833	1,079

Weighted-average shares used to compute diluted earnings per share	47,943	46,676	47,694	44,040

Earnings per share attributable to Equinix:
Basic	$0.21	$0.24	$1.40	$0.54

Diluted	$0.20	$0.24	$1.37	$0.53

The following table sets forth weighted-average outstanding potential shares of common stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Shares reserved for conversion of 2.50% convertible subordinated notes	2,232	2,232	2,232	2,232
Shares reserved for conversion of 3.00% convertible subordinated notes	2,945	2,945	2,945	2,945
Shares reserved for conversion of 4.75% convertible subordinated notes	4,433	4,433	4,433	4,433
Common stock related to employee equity awards	685	667	657	933

	10,295	10,277	10,267	10,543

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Balance Sheet Components

Cash, Cash Equivalents and Short-Term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following as of (in thousands):

	September 30, 2011	December 31, 2010
Cash and cash equivalents:
Cash	$81,432	$85,297
Cash equivalents:
Money markets	285,891	110,563
U.S. government securities	—	246,981
U.S. government agencies securities	3,200	—

Total cash and cash equivalents	370,523	442,841

Marketable securities:
U.S. government securities	622,699	144,976
U.S. government agencies securities	117,555	—
Corporate bonds	43,463	2,645
Certificates of deposit	7,859	—
Foreign government securities	7,348	—
Asset-backed securities	741	2,377

Total marketable securities	799,665	149,998

Total cash, cash equivalents and short-term and long-term investments	$1,170,188	$592,839

The following table summarizes the fair value and gross unrealized gains and losses related to the Company’s short-term and long-term investments in marketable securities designated as available-for-sale securities as of (in thousands):

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$622,722	$41	$(64)	$622,699
U.S. government agencies securities	117,600	99	(144)	117,555
Corporate bonds	43,538	9	(84)	43,463
Certificates of deposit	7,859	—	—	7,859
Foreign government securities	7,358	—	(10)	7,348
Asset-backed securities	720	21	—	741

Total	$799,797	$170	$(302)	$799,665

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$144,972	$4	$—	$144,976
Corporate bonds	2,632	13	—	2,645
Asset-backed securities	2,266	112	(1)	2,377

Total	$149,870	$129	$(1)	$149,998

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2011 and December 31, 2010, cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less. The maturities of securities classified as short-term investments were one year or less as of September 30, 2011 and December 31, 2010. The maturities of securities classified as long-term investments were greater than one year and less than three years as of September 30, 2011 and December 31, 2010.

While certain marketable securities carry unrealized losses, the Company expects that it will receive both principal and interest according to the stated terms of each of the securities and that the decline in market value is primarily due to changes in the interest rate environment from the time the securities were purchased as compared to interest rates at September 30, 2011.

The following table summarizes the fair value and gross unrealized losses related to 66 available-for-sale securities with an aggregate cost basis of $147,838,000, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2011 (in thousands):

	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or more
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government securities	$49,936	$(64)	$—	$—
U.S. government agencies securities	65,260	(144)	—	—
Corporate bonds	27,020	(84)	—	—
Foreign government securities	5,320	(10)	—	—

	$147,536	$(302)	$—	$—

While the Company does not believe it holds investments that are other-than-temporarily impaired and believes that the Company’s investments will mature at par as of September 30, 2011, the Company’s investments are subject to the currently adverse market conditions. If market conditions were to deteriorate, the Company could sustain other-than-temporary impairments to its investment portfolio which could result in additional realized losses being recorded in interest income, net or securities markets could become inactive which could affect the liquidity of the Company’s investments.

Accounts Receivable

Accounts receivables, net, consisted of the following as of (in thousands):

	September 30, 2011	December 31, 2010
Accounts receivable	$249,339	$210,919
Unearned revenue	(100,670)	(90,753)
Allowance for doubtful accounts	(4,484)	(3,808)

	$144,185	$116,358

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Current Assets

Other current assets consisted of the following as of (in thousands):

	September 30, 2011	December 31, 2010
Restricted cash, current	$57,015	$—
Deferred tax assets, net	20,274	38,696
Prepaid expenses	19,656	17,810
Taxes receivable	11,551	6,857
Other receivables	1,680	4,779
Foreign currency forward contract receivable	381	—
Other current assets	4,787	3,515

	$115,344	$71,657

Restricted cash, current has increased as a result of the Paris 4 IBX Financing (see Note 9).

Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following as of (in thousands):

	September 30, 2011	December 31, 2010
IBX plant and machinery	$1,788,389	$1,524,559
Leasehold improvements	947,323	826,540
Buildings	525,768	395,752
IBX equipment	344,178	263,995
Site improvements	313,086	307,933
Computer equipment and software	130,244	114,263
Land	92,092	89,312
Furniture and fixtures	17,628	15,602
Construction in progress	199,565	128,535

	4,358,273	3,666,491
Less accumulated depreciation	(1,236,179)	(1,015,538)

	$3,122,094	$2,650,953

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $128,312,000 and $117,289,000 at September 30, 2011 and December 31, 2010, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $31,300,000 and $29,235,000 as of September 30, 2011 and December 31, 2010, respectively.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Intangible Assets

Goodwill and intangible assets, net, consisted of the following as of (in thousands):

	September 30, 2011	December 31, 2010
Goodwill:
Americas	$497,107	$408,730
EMEA	350,264	345,486
Asia-Pacific	19,909	20,149

	$867,280	$774,365

Intangible assets:
Intangible asset – customer contracts	$171,577	$156,621
Intangible asset – favorable leases	18,207	18,285
Intangible asset – others	5,336	3,483

	195,120	178,389
Accumulated amortization	(41,615)	(27,444)

	$153,505	$150,945

Changes in the carrying amount of goodwill by geographic regions are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance at December 31, 2010	$408,730	$345,486	$20,149	$774,365
ALOG acquisition (see Note 2)	104,799	—	—	104,799
Impact of foreign currency exchange	(16,422)	4,778	(240)	(11,404)

Balance at September 30, 2011	$497,107	$350,264	$19,909	$867,280

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

Changes in the gross book value of intangible assets by geographic regions are as follows (in thousands):

	Americas	EMEA	Total
Intangible assets, gross at December 31, 2010	$118,439	$59,950	$178,389
ALOG acquisition (see Note 2)	19,295	—	19,295
Impact of foreign currency exchange	(3,383)	819	(2,564)

Intangible assets, gross at September 30, 2011	$134,351	$60,769	$195,120

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended September 30, 2011, the Company recorded amortization expense of $5,043,000 and $14,207,000, respectively, associated with its intangible assets. For the three and nine months ended September 30, 2010, the Company recorded amortization expense of $4,357,000 and $9,378,000, respectively, associated with its intangible assets. The Company’s estimated future amortization expense related to these intangibles is as follows (in thousands):

Year ending:
2011 (three months remaining)	$4,859
2012	19,436
2013	19,389
2014	19,024
2015	18,558
Thereafter	72,239

Total	$153,505

Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Restricted cash, non-current	$37,255	$4,309
Debt issuance costs, net	43,627	34,066
Deposits	31,918	24,604
Prepaid expenses, non-current	20,333	9,597
Deferred tax assets, net	19,446	16,955
Other assets, non-current	5,512	1,361

	$158,091	$90,892

Restricted cash, non-current has increased primarily as a result of the Paris 4 IBX Financing (see Note 9).

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Accounts payable	$21,521	$12,585
Accrued compensation and benefits	53,192	53,259
Accrued taxes	34,594	15,707
Accrued interest	32,704	25,456
Accrued utilities and security	18,613	18,346
Accrued repairs and maintenance	3,385	2,894
Accrued professional fees	2,945	3,786
Accrued other	14,139	13,821

	$181,093	$145,854

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Deferred installation revenue	$34,913	$31,149
Customer deposits	11,251	12,624
Deferred recurring revenue	3,201	2,349
Accrued restructuring charges	2,751	3,089
Deferred rent	1,548	585
Deferred tax liabilities	993	993
Foreign currency forward contract payable	275	58
Asset retirement obligations	363	445
Other current liabilities	392	1,336

	$55,687	$52,628

Other Liabilities

Other liabilities consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Deferred tax liabilities, net	$93,678	$103,717
Asset retirement obligations, non-current	55,010	46,322
Deferred rent, non-current	46,938	43,705
Deferred installation revenue, non-current	23,207	19,488
Accrued taxes, non-current	16,020	—
Deferred recurring revenue, non-current	5,904	4,897
Customer deposits, non-current	5,660	4,206
Accrued restructuring charges, non-current	4,478	3,952
Other liabilities	2,405	2,473

	$253,300	$228,760

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

The Company has not designated the foreign currency forward contracts as hedging instruments under the accounting standard for derivatives and hedging. Gains and losses on these contracts are included in other income (expense), net, along with those foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward contracts. The Company entered into various foreign currency forward contracts during the three and nine months ended September 30, 2011 and 2010.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the Company’s net gain (loss), which is reflected in other income (expense) on the accompanying condensed consolidated statement of operations, in connection with its foreign currency forward contracts (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net gain (loss)	$1,397	$(1,677)	$163	$19

6. Fair Value Measurements

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 were as follows (in thousands):

	Fair value as of September 30, 2011	Fair value measurement using
		Level 1	Level 2	Level 3
Assets:
U.S. government obligations	$622,699	$—	$622,699	$—
U.S. government agency obligations	120,755	—	120,755	—
Cash and money markets	367,323	367,323	—	—
Corporate bonds	43,463	—	43,463	—
Certificates of deposit	7,859	7,859	—	—
Foreign government securities	7,348	—	7,348	—
Asset-backed securities	741	—	741	—
Foreign currency forward contracts (1)	381	—	381	—

	$1,170,569	$375,182	$795,387	$—

Liabilities:
Foreign currency forward contracts (1)	$275	$—	$275	$—

(1)	Amounts are included within other current assets and other current liabilities in the Company’s accompanying condensed consolidated balance sheets.

Cash, Cash Equivalents and Investments. The fair value of the Company's investments in available-for-sale money market funds approximates their face value. Such instruments are included in cash equivalents. These instruments include available-for-sale debt investments related to the Company's investments in the securities of other public companies, governmental units and other agencies. The fair value of these investments is based on the quoted market price of the underlying shares. Fair value estimates are made as of a specific point in time based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors.

The Company considers each category of investments held to be an asset group. The asset groups held at September 30, 2011 were primarily U.S. government securities, cash and money market funds, corporate bonds, certificate of deposits and foreign government securities. The Company’s fair value assessment includes an evaluation by each of these securities available-for-sale, all of which continue to be classified within Level 2 of the fair value hierarchy. The types of instruments valued based on other observable inputs include available-for-sale debt investments in other public companies, governmental units and other agencies. Such instruments are generally classified within Level 2 of the fair value hierarchy.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative Assets and Liabilities. For foreign currency derivatives, the Company uses forward contract and option valuation models employing market observable inputs, such as spot currency rates, time value and option volatilities with adjustments made to these values utilizing the credit default swap rates of our foreign exchange trading counterparties. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit risk valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2011, the Company had assessed the significance of the impact of the credit risk valuation adjustments on the overall valuation of its derivative positions and had determined that the credit risk valuation adjustments were not significant to the overall valuation of its derivatives. Therefore, they are categorized as Level 2.

During the three and nine months ended September 30, 2011, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.

7. Related Party Transactions

The Company has several significant stockholders and other related parties that are also customers and/or vendors. The Company’s activity of related party transactions was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues	$6,608	$5,758	$19,388	$16,792
Costs and services	915	1,840	2,709	2,649

	As of September 30,
	2011	2010
Accounts receivable	$5,271	$4,397
Accounts payable	461	246

In connection with the ALOG Acquisition, the Company acquired a lease for one of the Brazilian IBX data centers in which the lessor is a member of ALOG management. This lease contains an option to purchase the underlying property for fair market value on the date of purchase. The Company accounts for this lease as a financing obligation as a result of structural building work pursuant to the accounting standard for lessee’s involvement in asset construction. As of September 30, 2011, the Company had a financing obligation liability totaling approximately $4,576,000 related to this lease on its balance sheet. This amount is considered a related party liability, which is not reflected in the related party data presented above.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Capital Lease and Other Financing Obligations

Hong Kong 2 IBX Lease

In August 2010, an indirect wholly-owned subsidiary of the Company entered into a lease agreement for rental of space which will be used for its second IBX data center in Hong Kong. Additionally, in December 2010, the Company entered into a license agreement with the same Landlord to obtain the right to make structural changes to the leased space (the “Hong Kong 2 IBX Lease”). The Hong Kong 2 IBX Lease has a term of 12 years and a total cumulative rent obligation of approximately $40,447,000. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company is now considered the owner of the leased space during the construction phase due to the structural work that the Company is now undertaking, which commenced in January 2011. As a result, in January 2011, the Company recorded a building asset and a related financing obligation liability totaling approximately $38,036,000 (using the exchange rate as of September 30, 2011).

New York 5 IBX Lease

In May 2011, the Company entered into a lease amendment for two buildings that the Company will develop and ultimately convert into its eighth IBX data center in the New York metro area (the “NY 5 IBX Expansion Project” and the “NY 5 Lease Amendment”). Under the NY 5 Lease Amendment, the Company exercised its first five year renewal option available in the original lease agreement, which was entered into in April 2010. The NY 5 Lease Amendment has a remaining term of 16.7 years and a total cumulative remaining rent obligation of approximately $41,168,000 commencing May 2011. The Company began the specified construction for one of the two buildings in June 2011. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company is considered the owner of the building during the construction phase due to the structural building work that the Company is undertaking. As a result, the Company will be recording a building asset during the construction period and a related financing liability (the “NY 5 IBX Building Financing”), while the underlying land will be considered an operating lease. The building is expected to be completed during the second half of 2012. In connection with the NY 5 IBX Building Financing, the Company recorded a building asset totaling approximately $11,541,000 and a corresponding financing obligation liability totaling approximately $12,244,000 as of September 30, 2011. The other building is being accounted for as a capital lease.

DC 10 Lease

In December 2010, the Company entered into a lease for a building that the Company and the landlord will jointly develop to meet the Company’s needs and which the Company will ultimately convert into its 10th IBX data center in the Washington, D.C. metro area (the “DC 10 IBX Expansion Project” and the “DC 10 Lease”). The DC 10 Lease has a term of 12 years commencing from the date the landlord delivers the completed building to the Company, which is expected to occur in the fourth quarter of 2011. Monthly payments under the DC 10 Lease are expected to commence six months after the date the landlord delivers the completed building to the Company and will be made through the end of the lease term at an effective interest rate of 11.1%. The DC 10 Lease has a total cumulative rent obligation of approximately $27,752,000. The landlord began construction of the building to the Company’s specifications in May 2011. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company is considered the owner of the building during the construction phase due to the building work that the landlord and the Company is undertaking. As a result, the Company will be recording a building asset during the construction period and a related financing liability (the “DC 10 IBX Building Financing”), while the underlying land will be considered an operating lease. In connection with the DC 10 IBX Building Financing, the Company recorded a building asset totaling approximately $11,304,000 and a corresponding financing obligation liability totaling approximately $11,514,000, representing the estimated percentage-of-completion of the building as of September 30, 2011.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Singapore 1 IBX Lease

In March 2011, the Company entered into a lease amendment to add space to its currently existing IBX data center in Singapore (the “Singapore IBX Expansion Project” and the “Singapore 1 IBX Lease”). The Company exercised an option to convert part of the space within the Singapore IBX Expansion project to meet the Company’s needs. The Singapore 1 IBX Lease has a remaining term of 6.1 years and a total cumulative remaining rent obligation of approximately $15,374,000 (using the exchange rate as of September 30, 2011) commencing in April 2011. The Company began construction in July 2011. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company is considered the owner of the building during the construction phase due to the building work that the Company is undertaking. As a result, the Company recorded a building asset during the construction period and a related financing liability (the “Singapore 1 IBX Building Financing”). In connection with the Singapore 1 IBX Building Financing, in July 2011, the Company recorded a building asset and a corresponding financing obligation liability totaling approximately $43,358,000 (using the exchange rate as of September 30, 2011).

Maturities of Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations are summarized as follows (dollars in thousands):

	As of September 30, 2011
	Capital lease obligations	Other financing obligations	Total
2011 (three months remaining)	$4,685	$4,757	$9,442
2012	18,368	20,999	39,367
2013	18,008	22,039	40,047
2014	18,602	22,956	41,558
2015	18,978	23,926	42,904
Thereafter	139,270	192,688	331,958

Total minimum lease payments	217,911	287,365	505,276
Plus amount representing residual property value	—	195,618	195,618
Less estimated building costs	—	(4,521)	(4,521)
Less amount representing interest	(81,625)	(226,533)	(308,158)

Present value of net minimum lease payments	136,286	251,929	388,215
Less current portion	(7,981)	(3,386)	(11,367)

	$128,305	$248,543	$376,848

9. Debt Facilities

Loans Payable

The Company’s loans payable consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
New Asia-Pacific financing	$184,844	$120,315
Paris 4 IBX financing	40,054	—
ALOG debt	11,738	—

	236,636	120,315
Less current portion of principal	(74,652)	(19,978)

	$161,984	$100,337

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Revolving Credit Line

In September 2011, the Company entered into a $150,000,000 senior unsecured revolving credit facility (the “Senior Revolving Credit Line”) with a group of lenders (the “Lenders”). The Senior Revolving Credit Line replaced the Company’s $25,000,000 revolving credit facility with Bank of America (the “Bank of America Revolving Credit Line”). As a result, the outstanding letters of credit issued under the Bank of America Revolving Credit Line were all transferred into the Senior Revolving Credit Line. The Company may use the Senior Revolving Credit Line for working capital, capital expenditures, issuance of letters of credit, general corporate purposes and to refinance a portion of the Company’s existing debt obligations. The Senior Revolving Credit Line has a five-year term and allows the Company to borrow, repay and re-borrow over the term. The Senior Revolving Credit Line provides a sublimit for the issuance of letters of credit of up to $100,000,000 and a sublimit for swing line borrowings of up to $25,000,000. Borrowings under the Senior Revolving Credit Line carry an interest rate of US$ LIBOR plus an applicable margin ranging from 1.25% to 1.75% per annum, which varies as a function of the Company’s senior leverage ratio. The Company is also subject to a quarterly non-utilization fee ranging from 0.30% to 0.40% per annum, the pricing of which will also vary as a function of the Company’s senior leverage ratio. Additionally, the Company may increase the size of the Senior Revolving Credit Line at its election by up to $100,000,000, subject to approval by the Lenders and based on current market conditions. The Senior Revolving Credit Line contains several financial covenants, which the Company must comply with quarterly, including a leverage ratio, fixed charge coverage ratio and a minimum net worth covenant. As of September 30, 2011, the Company was in compliance with all financial covenants associated with the Senior Revolving Credit Line.

As of September 30, 2011, the Company’s cost of borrowing under the Senior Revolving Credit Line was 1.99% per annum. As of September 30, 2011, the Company had 14 irrevocable letters of credit totaling $18,960,000 issued and outstanding under the Senior Revolving Credit Line. As a result, the amount available to borrow was $131,040,000 as of September 30, 2011.

Paris 4 IBX Financing

In March 2011, the Company entered into two agreements with two unrelated parties to purchase and develop a building that will ultimately become the Company’s fourth IBX data center in the Paris metro area. The first agreement allowed the Company the right to purchase the property for a total fee of approximately $20,160,000, payable to a company that held exclusive rights (including power rights) to the property and was already in the process of developing the property into a data center and will now, instead, become the anchor tenant in the Paris 4 IBX data center once it is open for business. The second agreement was entered into with the developer of the property and allowed the Company to take immediate title to the building and associated land and also requires the developer to construct the data center to the Company’s specifications and deliver the completed data center to the Company in July 2012 for a total fee of approximately $101,725,000. Both agreements include extended payment terms. The Company made payments under both agreements totaling approximately $35,687,000 in March 2011 and the remaining payments due totaling approximately $86,197,000 are payable on various dates through March 2013 (the “Paris 4 IBX Financing”). Of the amounts paid or payable under the Paris 4 IBX Financing, a total of approximately $14,951,000 was allocated to land and building assets, $3,444,000 was allocated to a deferred charge, which will be netted against revenue associated with the anchor tenant of the Paris 4 IBX data center over the term of the customer contract, and the remainder totaling $103,490,000 was or will be allocated to construction costs inclusive of interest charges. The Company has imputed an interest rate of 5.90% per annum on the Paris 4 IBX Financing as of September 30, 2011. The Company will record additional construction costs and increase the Paris 4 IBX Financing liability over the course of the construction period. The Paris 4 IBX Financing also required the Company to post approximately $89,676,000 of cash into a restricted cash account to ensure liquidity for the developer during the construction period. As a result, the Company’s restricted cash balances (both current and non-current) have increased (refer to “Other Current Assets” and “Other Assets” in Note 4).

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes

The Company’s senior notes consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
8.125% senior notes due 2018	$750,000	$750,000
7.00% senior notes due 2021	750,000	—

	1,500,000	750,000

7.00% Senior Notes

In July 2011, the Company issued $750,000,000 aggregate principal amount of 7.00% Senior Notes due July 15, 2021 (the “7.00% Senior Notes”). Interest is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2012.

The 7.00% Senior Notes are governed by an indenture dated July 6, 2011 between the Company, as issuer, and U.S. Bank National Association, as trustee (the “7.00% Senior Notes Indenture”). The 7.00% Senior Notes Indenture contains covenants that limit the Company’s ability and the ability of its subsidiaries to, among other things:

•	incur additional debt;

•	pay dividends or make other restricted payments;

•	purchase, redeem or retire capital stock or subordinated debt;

•	make asset sales;

•	enter into transactions with affiliates;

•	incur liens;

•	enter into sale-leaseback transactions;

•	provide subsidiary guarantees;

•	make investments; and

•	merge or consolidate with any other person.

Each of these restrictions has a number of important qualifications and exceptions. The 7.00% Senior Notes are unsecured and rank equal in right of payment to the Company’s existing or future senior debt and senior in right of payment to the Company’s existing and future subordinated debt including the Company’s convertible debt. The 7.00% Senior Notes are effectively junior to any of the Company’s existing and future secured indebtedness and any secured indebtedness of its subsidiaries. The 7.00% Senior Notes are also structurally subordinated to all debt and other liabilities (including trade payables) of the Company’s subsidiaries and will continue to be subordinated to the extent that these subsidiaries do not guarantee the 7.00% Senior Notes in the future.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At any time prior to July 15, 2014, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 7.00% Senior Notes outstanding under the 7.00% Senior Notes Indenture, at a redemption price equal to 107.000% of the principal amount of the 7.00% Senior Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date, with the net cash proceeds of one or more equity offerings, provided that (i) at least 65% of the aggregate principal amount of the 7.00% Senior Notes issued under the 7.00% Senior Notes Indenture remains outstanding immediately after the occurrence of such redemption and (ii) the redemption must occur within 90 days of the date of the closing of such equity offerings. On or after July 15, 2016, the Company may redeem all or a part of the 7.00% Senior Notes, on any one or more occasions, at the redemption prices set forth below plus accrued and unpaid interest thereon, if any, up to, but not including, the applicable redemption date, if redeemed during the twelve-month period beginning on July 15 of the years indicated below:

Redemption price of the Senior Notes
2016	103.500%
2017	102.333%
2018	101.167%
2019 and thereafter	100.000%

In addition, at any time prior to July 15, 2016, the Company may also redeem all or a part of the 7.00% Senior Notes at a redemption price equal to 100% of the principal amount of the 7.00% Senior Notes redeemed plus applicable premium (the “Applicable Premium”) and accrued and unpaid interest, if any, to, but not including, the date of redemption (the “Redemption Date”). The Applicable Premium means the greater of:

•	1.0% of the principal amount of the 7.00% Senior Notes to be redeemed; and

•

the excess of: (a) the present value at such redemption date of (i) the redemption price of the 7.00% Senior Notes to be redeemed at July 15, 2016 as shown in the above table, plus (ii) all required interest payments due on these 7.00% Senior Notes through July 15, 2016 (excluding accrued but unpaid interest, if any, to, but not including the redemption date), computed using a discount rate equal to the yield to maturity as of the redemption date of the United States Treasury securities with a constant maturity most nearly equal to the period from the redemption date to July 15, 2016, plus 0.50%; over (b) the principal amount of the 7.00% Senior Notes to be redeemed.

Upon a change in control, the Company will be required to make an offer to purchase each holder’s 7.00% Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase.

Debt issuance costs related to the 7.00% Senior Notes, net of amortization, were $13,927,000 as of September 30, 2011.

Convertible Debt

The Company’s convertible debt consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
2.50% convertible subordinated notes due April 2012	$250,000	$250,000
3.00% convertible subordinated notes due October 2014	395,986	395,986
4.75% convertible subordinated notes due June 2016	373,750	373,750

	1,019,736	1,019,736
Less amount representing debt discount	(85,040)	(103,399)

	934,696	916,337
Less current portion	(243,176)	—

	$691,520	$916,337

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of Debt Facilities

The following table sets forth maturities of the Company’s debt, including loans payable, senior notes and convertible debt, as of September 30, 2011 (in thousands):

Year ending:
2011 (three months remaining)	$1,546
2012	317,207
2013	63,339
2014	460,444
2015	33,257
Thereafter	1,795,539

$2,671,332

Fair Value of Debt Facilities

The following table sets forth the estimated fair values of the Company’s loans payable, senior notes and convertible debt, including current maturities, as of (in thousands):

	September 30, 2011	December 31, 2010
Loans payable	$244,827	$126,958
Senior notes	1,520,802	816,270
Convertible debt	1,019,348	995,012

Interest Charges

The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest expense	$51,114	$38,363	$126,152	$101,653
Interest capitalized	3,325	2,010	9,266	8,746

Interest charges incurred	$54,439	$40,373	$135,418	$110,399

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The parties in the approximately 300 coordinated cases, including the parties in the Equinix case, reached a settlement. It provides for releases of existing claims and claims that could have been asserted relating to the conduct alleged to be wrongful from the class of investors participating in the settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Equinix. On October 6, 2009, the Court granted final approval to the settlement. The settlement approval was appealed to the United States Court of Appeals for the Second Circuit. One appeal was dismissed and the second appeal was remanded to the district court to determine if the appellant is a class member with standing to appeal. The district court ruled that the appellant is not a class member with standing to appeal. The appellant has filed with the United States Court of Appeals for the Second Circuit a notice of appeal of the district court opinion that he is not a class member.

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

The Company believes that while an unfavorable outcome to this litigation is reasonably possible, a range of potential loss cannot be determined at this time. The Company has not accrued any amounts in connection with this legal matter as of September 30, 2011 as the Company concluded that an unfavorable outcome is not probable.

Pihana Litigation

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawai’i, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the Internet exchange services business of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana's majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725,000,000 value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which added new plaintiffs (other alleged holders of Pihana common stock) but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed in a separate action by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by Equinix and other Defendants. On April 24, 2009, plaintiffs filed a Second Amended Complaint (“SAC”) to correct the naming of certain parties. The SAC is otherwise substantively identical to the Amended Complaint, and all motions to dismiss the Amended Complaint have been treated as responsive to the SAC. On September 1, 2009, the Court heard Defendants’ motions to dismiss the SAC and ruled at the hearing that all claims against all Defendants are time-barred. The Court also considered whether there were further independent grounds for dismissing the claims, and supplemental briefing was submitted with respect to claims against one defendant and plaintiffs’ renewed request for further leave to amend. On March 23, 2010, the Court entered final Orders granting the motions to dismiss as to all Defendants and issued a minute Order denying plaintiffs’ renewed request for further leave to amend. On May 21, 2010, plaintiffs filed a Notice of Appeal, and plaintiffs’ appeal is currently pending before the Hawaii Supreme Court. In January 2011, one group of co-defendants (Morgan Stanley and certain persons and entities affiliated with it) entered into a separate settlement with plaintiffs. The trial court determined that the settlement was made in “good faith” in accordance with Hawai‘i statutory law, and certain non-settling defendants (including Equinix) filed an appeal from that order before the Intermediate Court of Appeals. That appeal has been stayed pending resolution of plaintiffs’ appeal before the Hawai‘i Supreme Court. The Company believes that plaintiffs’ claims and alleged damages are without merit and it intends to continue to defend the litigation vigorously.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

The Company believes that while an unfavorable outcome to this litigation is reasonably possible, a range of potential loss cannot be determined at this time. The Company has not accrued any amounts in connection with this legal matter as of September 30, 2011 as the Company concluded that an unfavorable outcome is not probable.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company believes that while an unfavorable outcome to this litigation is reasonably possible, a range of potential loss cannot be determined at this time. The Company has not accrued any amounts in connection with this legal matter as of September 30, 2011 as the Company concluded that an unfavorable outcome is not probable.

Other Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of September 30, 2011, the Company was contractually committed for $221,305,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of September 30, 2011, such as commitments to purchase power in select locations through the remainder of 2011 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2011 and thereafter. Such other miscellaneous purchase commitments totaled $99,309,000 as of September 30, 2011.

11. Other Comprehensive Income and Loss

The components of other comprehensive income (loss) are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income	$20,639	$11,196	$76,517	$23,121
Unrealized loss on available for sale securities, net of tax of $17, $1, $1 and $123, respectively	(241)	(3)	(267)	(185)
Unrealized gain on interest rate swaps, net of tax of $0, $0, $0 and $3,469, respectively	—	—	—	4,933
Foreign currency translation gain (loss)	(88,659)	61,292	(17,227)	(10,831)

Comprehensive income (loss), net of tax	(68,261)	72,485	59,023	17,038
Net income, net of tax, attributable to redeemable non-controlling interests	(320)	—	(323)	—
Other comprehensive loss, net of tax, attributable to redeemable non-controlling interests	10,163	—	9,096	—

Comprehensive income (loss), net of tax, attributable to Equinix	$(58,418)	$72,485	$67,796	$17,038

Changes in foreign currencies, particularly the British pound and Euro, can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translating into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. During the three months ended September 30, 2011, the U.S. dollar strengthened against certain of the currencies of the foreign countries in which the Company operates. This has significantly impacted the Company’s condensed consolidated balance sheets (as evidenced in the Company’s foreign currency translation loss in this period), as well as its condensed consolidated statements of operations as amounts denominated in foreign currencies are generally translating into less U.S. dollars. To the extent that the U.S. dollar weakens or strengthens in future periods, this will continue to impact the Company’s consolidated financial statements including the amount of revenue that the Company reports in future periods.

12. Segment Information

During the nine months ended September 30, 2011, the Company changed its reportable segments as a result of the incorporation of legal entities in South America and the Middle East. The Company’s prior North America segment was re-designated as the Americas segment, which includes both North and South America, and the Europe segment was re-designated as the Europe, Middle East and Africa (“EMEA”) segment. The change in reportable segments did not impact the Company’s prior periods’ segment disclosures. While the Company has a single line of business, which is the design, build-out and operation of IBX data centers, it has determined that it has three reportable segments comprised of its Americas, EMEA and Asia-Pacific geographic regions. The Company’s chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on the Company’s revenue and adjusted EBITDA performance both on a consolidated basis and based on these three geographic regions.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides the following segment disclosures as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2011		2010	2011		2010
Total revenues:
Americas	$268,854		$215,325	$755,270		$555,527
EMEA	92,324		72,794	262,974		203,042
Asia-Pacific	56,423		42,228	157,286		116,521

	$417,601		$330,347	$1,175,530		$875,090

Total depreciation and amortization:
Americas	$57,610		$50,414	$166,780		$120,822
EMEA	19,187		15,232	54,223		43,186
Asia-Pacific	13,949		7,652	33,300		20,729

	$90,749		$73,298	$254,303		$184,737

Income from operations:
Americas	$51,659		$31,921	$148,050		$84,051
EMEA	16,305		10,258	41,954		26,251
Asia-Pacific	10,152		9,847	34,283		29,933

	$78,116		$52,026	$224,287		$140,235

Capital expenditures:
Americas	$52,849	(1)	$75,508	$176,575	(1)	$372,555	(2)
EMEA	33,475		33,447	172,098		111,672
Asia-Pacific	45,201		34,986	212,789		65,108

	$131,525		$143,941	$561,462		$549,335

(1)	Includes the purchase price for the ALOG Acquisition, net of cash acquired, which totaled $41,954,000.
(2)	Includes the purchase price for the Switch and Data Acquisition, net of cash acquired, which totaled $113,289,000.

The Company’s long-lived assets are located in the following geographic areas as of (in thousands):

	September 30, 2011	December 31, 2010
Americas	$1,834,565	$1,764,630
EMEA	746,217	596,609
Asia-Pacific	541,312	289,714

	$3,122,094	$2,650,953

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue information on a services basis is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Colocation	$312,900	$257,295	$895,221	$690,974
Interconnection	59,256	48,837	170,516	119,011
Managed infrastructure	24,383	7,805	49,951	22,400
Rental	812	790	2,100	1,695

Recurring revenues	397,351	314,727	1,117,788	834,080
Non-recurring revenues	20,250	15,620	57,742	41,010

	$417,601	$330,347	$1,175,530	$875,090

No single customer accounted for 10% or greater of the Company’s revenues for the three and nine months ended September 30, 2011 and 2010. No single customer accounted for 10% or greater of the Company’s gross accounts receivable as of September 30, 2011 and December 31, 2010.

13. Restructuring Charges

Switch and Data Restructuring Charge

During the nine months ended September 30, 2011, the Company recorded restructuring charges related to one-time termination benefits, primarily comprised of severance, attributed to certain Switch and Data employees as presented below (in thousands):

Accrued restructuring charge as of December 31, 2010 (1)	$1,035
Severance-related expenses (2)	392
Cash payments	(1,066)

Accrued restructuring charge as of September 30, 2011(1)	$361

(1)	Included within other current liabilities.
(2)	Included in the consolidated statements of operations as a restructuring charge.

2004 Restructuring Charge

A summary of the activity in the 2004 accrued restructuring charge associated with estimated lease exit costs from December 31, 2010 to September 30, 2011 is outlined as follows (in thousands):

Accrued restructuring charge as of December 31, 2010	$6,006
Accretion expense	275
Restructuring charge adjustment (1)	1,794
Cash payments	(1,207)

Accrued restructuring charge as of September 30, 2011	6,868

Less current portion	(2,390)

$4,478

(1)	Recorded during the three months ended September 30, 2011 as a result of revised sublease assumptions on the Company’s excess space in the New York metro area.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As the Company currently has no plans to enter into a lease termination with the landlord associated with the excess space lease in the New York metro area, the Company has reflected its accrued restructuring liability as both a current and non-current liability. The Company reports accrued restructuring charges within other current liabilities and other liabilities on the accompanying consolidated balance sheets as of September 30, 2011 and December 31, 2010. The Company is contractually committed to this excess space lease through 2015.

14. Subsequent Events

In October 2011, the Company entered into a lease for land and a building that the Company and the landlord will jointly develop to meet the Company’s needs and which the Company will ultimately convert into an IBX data center in the Seattle, Washington metro area (the “Seattle 3 Lease”). The Seattle 3 Lease has a fixed term of 15 years, with options to renew, and a total cumulative rent obligation of approximately $110,000,000, exclusive of renewal periods. Rental payments on the Seattle 3 Lease will commence when several conditions primarily related to the completion of the construction on the building have been met by the landlord, which is estimated to be in 2013. The landlord began modifying the building structure to the Company’s specifications in October 2011.

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

Overview

Equinix provides global data center services that protect and connect the world’s most valued information assets. Global enterprises, financial services companies, and content and network service providers rely upon Equinix’s leading insight and data centers in 38 markets around the world for the safeguarding of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following data center services: premium data center colocation, interconnection and exchange services, and outsourced IT infrastructure services. As of September 30, 2011, we operated or had partner IBX data centers in the Atlanta, Boston, Buffalo, Chicago, Cleveland, Dallas, Denver, Detroit, Indianapolis, Los Angeles, Miami, Nashville, New York, Philadelphia, Phoenix, Pittsburgh, Rio De Janeiro, Sao Paulo, Seattle, Silicon Valley, St. Louis, Tampa, Toronto, Washington, D.C. metro areas in the Americas region; France, Germany, Italy, the Netherlands, Switzerland and the United Kingdom in the Europe, Middle East, Africa (EMEA) region; and Australia, Hong Kong, Japan, China and Singapore in the Asia-Pacific region.

We leverage our global data centers in 38 markets around the world as a global service delivery platform which serves more than 90% of the world’s Internet routes and allows our customers to increase information and application delivery performance while significantly reducing costs. Based on our global delivery platform and the quality of our IBX data centers, we believe we have established a critical mass of customers. As more customers locate in our IBX data centers, it benefits their suppliers and business partners to colocate as well in order to gain the full economic and performance benefits of our services. These partners, in turn, pull in their business partners, creating a “marketplace” for their services. Our global delivery platform enables scalable, reliable and cost-effective colocation, interconnection and traffic exchange thus lowering overall cost and increasing flexibility. Our focused business model is based on our critical mass of customers and the resulting “marketplace” effect. This global delivery platform, combined with our strong financial position, continues to drive new customer growth and bookings as we drive scale into our global business.

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

Excluding the ALOG acquisition, our customer count increased to 4,633 as of September 30, 2011 versus 4,151 as of September 30, 2010, an increase of 12%. This increase was due to organic growth in our business. Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available taking into account power limitations. Excluding the impact of the ALOG acquisition, our utilization rate increased to 81% as of September 30, 2011 versus approximately 73% as of September 30, 2010; however, excluding the impact of our IBX data center expansion projects that have been open for less than four full quarters, our utilization rate would have increased to approximately 86% as of September 30, 2011. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

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

Constant Currency Presentation

Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Brazilian reais, British pound, Canadian dollar, Euro, Swiss franc, Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended September 30, 2010 are used as exchange rates for the three months ended September 30, 2011 when comparing the three months ended September 30, 2011 with the three months ended September 30, 2010 and average rates in effect for the nine months ended September 30, 2010 are used as exchange rates for the nine months ended September 30, 2011 when comparing the nine months ended September 30, 2011 with the nine months ended September 30, 2010).

Results of Operations

Our results of operations for the three months and nine months ended September 30, 2011 include the operations of ALOG from April 25, 2011. Our results of operations for the three months and nine months ended September 30, 2011 and 2010 include the operations of Switch & Data Facilities Company, Inc., which is referred to as Switch and Data, from May 1, 2010.

Three Months Ended September 30, 2011 and 2010

Revenues. Our revenues were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three months ended September 30,				% Change
	2011	%	2010	%	Actual	Constant currency
Americas:
Recurring revenues	$259,265	62%	$208,096	63%	25%	25%
Non-recurring revenues	9,589	2%	7,229	2%	33%	33%

	268,854	64%	215,325	65%	25%	25%

EMEA:
Recurring revenues	85,108	20%	66,279	20%	28%	19%
Non-recurring revenues	7,216	2%	6,515	2%	11%	2%

	92,324	22%	72,794	22%	27%	17%

Asia-Pacific:
Recurring revenues	52,978	13%	40,352	12%	31%	19%
Non-recurring revenues	3,445	1%	1,876	1%	84%	69%

	56,423	14%	42,228	13%	34%	22%

Total:
Recurring revenues	397,351	95%	314,727	95%	26%	23%
Non-recurring revenues	20,250	5%	15,620	5%	30%	24%

	$417,601	100%	$330,347	100%	26%	23%

Americas Revenues. The increase in our Americas revenues was primarily due to (i) $17.9 million of incremental revenues from the impact of the ALOG acquisition and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers, including $2.8 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Dallas and Silicon Valley metro areas. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data center expansions and additional IBX data center expansions currently taking place in the Chicago, Dallas, New York, Seattle and Washington, D.C. metro areas, which are expected to open during 2011 and 2012. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

EMEA Revenues. During the three months ended September 30, 2011, our revenues from the U.K., the largest revenue contributor in the EMEA region for the period, represented approximately 35% of the regional revenues. During the three months ended September 30, 2010, our revenues from Germany, the largest revenue contributor in the EMEA region for the period, represented approximately 36% of the regional revenues. Our EMEA revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the three months ended September 30, 2011, we recorded approximately $7.7 million of revenue from our recently-opened IBX data center expansions in the Amsterdam, London and Paris metro areas. During the three months ended September 30, 2011, the U.S. dollar was generally weaker relative to the British pound, Euro and Swiss Franc than during the three months ended September 30, 2010, resulting in approximately $7.0 million of favorable foreign currency impact to our EMEA revenues during the three months ended September 30, 2011 on a constant currency basis. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data center expansions and additional IBX data center expansions currently taking place in the Amsterdam, Frankfurt and Paris metro areas, which are expected to open during the remainder of 2011 and 2012. Our estimates of future revenue growth take into account expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 39% and 38%, respectively, of the regional revenues for the three months ended September 30, 2011 and 2010. Our Asia-Pacific revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the three months ended September 30, 2011, we recorded approximately $4.2 million of revenue generated from our IBX data center expansions in the Hong Kong, Singapore, Sydney and Tokyo metro areas. During the three months ended September 30, 2011, the U.S. dollar was generally weaker relative to the Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar than during the three months ended September 30, 2010, resulting in approximately $5.1 million of favorable foreign currency impact to our Asia-Pacific revenues during the three months ended September 30, 2011 on a constant currency basis. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data center expansions and the additional IBX data center expansion currently taking place in the Hong Kong metro area which is expected to open during the remainder of 2011. Our estimates of future revenue growth take into account expected changes in recurring revenues attributed to customer bookings, or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues was split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				% Change
	2011	%	2010	%	Actual	Constant currency
Americas	$138,121	61%	$118,572	64%	16%	16%
EMEA	54,839	24%	43,722	24%	25%	15%
Asia-Pacific	35,193	15%	23,182	12%	52%	38%

Total	$228,153	100%	$185,476	100%	23%	19%

	Three months ended September 30,
	2011	2010
Cost of revenues as a percentage of revenues:
Americas	51%	55%
EMEA	59%	60%
Asia-Pacific	62%	55%
Total	55%	56%

Americas Cost of Revenues. Our Americas cost of revenues for the three months ended September 30, 2011 and 2010 included $49.2 million and $44.1 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to both our organic IBX data center expansion activity and the ALOG acquisition. Excluding depreciation expense, the increase in our Americas cost of revenues was primarily due to (i) $9.3 million of incremental cost of revenues resulting from the ALOG acquisition and (ii) incremental costs associated with our organic expansion projects and revenue growth, such as $2.7 million of higher utility costs arising from increased customer installations and revenues attributed to customer growth and $1.6 million of higher compensation expense, including general salaries, bonuses and headcount growth (497 Americas cost of revenues employees as of September 30, 2011 versus 481 as of September 30, 2010). We expect Americas cost of revenues to increase as we continue to grow our business.

EMEA Cost of Revenues. EMEA cost of revenues for the three months ended September 30, 2011 and 2010 included $17.5 million and $13.7 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity. Excluding depreciation expense, the increase in EMEA cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as (i) an increase of $2.4 million in utility costs arising from increased customer installations and revenues attributed to customer growth and (ii) $1.2 million of higher compensation expense, including general salaries, bonuses and headcount growth (273 EMEA cost of revenues employees as of September 30, 2011 versus 230 as of September 30, 2010). During the three months ended September 30, 2011, the U.S. dollar was generally weaker relative to the British pound, Euro and Swiss Franc than during the three months ended September 30, 2010, resulting in approximately $4.6 million of unfavorable foreign currency impact to our EMEA cost of revenues during the three months ended September 30, 2011 on a constant currency basis. We expect EMEA cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the three months ended September 30, 2011 and 2010 included $13.5 million and $7.4 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as (i) $2.6 million in higher utility costs and (ii) an increase of $1.2 million of rent and facility costs. During the three months ended September 30, 2011, the U.S. dollar was generally weaker relative to Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar than during the three months ended September 30, 2010, resulting in approximately $3.2 million of unfavorable foreign currency impact to our Asia-Pacific cost of revenues during the three months ended September 30, 2011 on a constant currency basis. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses were split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				% Change
	2011	%	2010	%	Actual	Constant currency
Americas	$29,126	67%	$21,251	68%	37%	37%
EMEA	9,329	22%	6,253	20%	49%	39%
Asia-Pacific	4,615	11%	3,701	12%	25%	14%

Total	$43,070	100%	$31,205	100%	38%	35%

	Three months ended September 30,
	2011	2010
Sales and marketing expenses as a percentage of revenues:
Americas	11%	10%
EMEA	10%	9%
Asia-Pacific	8%	9%
Total	10%	9%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to (i) $2.8 million of incremental sales and marketing expenses from the ALOG acquisition and (ii) $5.3 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (221 Americas sales and marketing employees as of September 30, 2011 versus 182 as of September 30, 2010). We have been investing in our Americas sales and marketing initiatives to further increase our revenue and we anticipate this increased investment will continue over the next several years, including anticipated headcount growth and new product innovation efforts and, as a result, our Americas sales and marketing expenses as a percentage of revenues are expected to continue to increase. In the long-term, we generally expect Americas sales and marketing expenses to increase as we continue to grow our business; however, as a percentage of revenues, we generally expect them to decrease in the long-term.

EMEA Sales and Marketing Expenses. The increase in our EMEA sales and marketing expenses was primarily due to an increase of $1.7 million in compensation costs, including sales compensation, general salaries, bonuses and headcount growth (108 EMEA sales and marketing employees as of September 30, 2011 versus 75 as of September 30, 2010) and higher professional services from various consulting projects to support our growth. During the three months ended September 30, 2011, the impact of foreign currency fluctuations to our EMEA sales and marketing expenses was not significant on a constant currency basis. We intend to invest further in our EMEA sales and marketing initiatives over the next several years, including anticipated headcount growth and new product innovation efforts and, as a result, we expect our EMEA sales and marketing expenses as a percentage of revenues to increase accordingly. In the long-term, we generally expect EMEA sales and marketing expenses to increase as we continue to grow our business; however, as a percentage of revenues, we generally expect them to decrease in the long-term.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to higher compensation costs, including sales compensation, general salaries, bonuses and headcount growth (70 Asia-Pacific sales and marketing employees as of September 30, 2011 versus 56 as of September 30, 2010). For the three months ended September 30, 2011, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant on a constant currency basis. We intend to invest further in our Asia-Pacific sales and marketing initiatives over the next several years, including anticipated headcount growth and new product innovation efforts and, as a result, we expect our Asia-Pacific sales and marketing expenses as a percentage of revenues to increase accordingly. In the long-term, we generally expect Asia-Pacific sales and marketing expenses to increase as we continue to grow our business; however, as a percentage of revenues, we generally expect them to decrease in the long-term.

General and Administrative Expenses. Our general and administrative expenses were split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				% Change
	2011	%	2010	%	Actual	Constant currency
Americas	$47,684	72%	$41,346	71%	15%	15%
EMEA	11,851	18%	11,796	20%	—	(6%)
Asia-Pacific	6,441	10%	5,498	9%	17%	10%

Total	$65,976	100%	$58,640	100%	13%	11%

	Three months ended September 30,
	2011	2010
General and administrative expenses as a percentage of revenues:
Americas	18%	19%
EMEA	13%	16%
Asia-Pacific	11%	13%
Total	16%	18%

Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $2.2 million of incremental general and administrative expenses from the ALOG acquisition, (ii) $2.4 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (565 Americas general and administrative employees as of September 30, 2011 versus 491 as of September 30, 2010), and (iii) $1.4 million of higher depreciation expense as a result of our ongoing efforts to support our growth, such as investments in systems. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included taking on additional office space to accommodate our headcount growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including further investment in our back office systems; however, as a percentage of revenues, we generally expect them to decrease.

EMEA General and Administrative Expenses. Our EMEA general and administrative expenses did not change significantly during the three months ended September 30, 2011 compared to the three months ended September 30, 2010. For the three months ended September 30, 2011, the impact of foreign currency fluctuations to our EMEA general and administrative expenses was not significant on a constant currency basis. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to higher compensation costs, including general salaries, bonuses and headcount growth (153 Asia-Pacific general and administrative employees as of September 30, 2011 versus 120 as of September 30, 2010). For the three months ended September 30, 2011, the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses was not significant on a constant currency basis. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Restructuring Charges. During the three months ended September 30, 2011, we recorded restructuring charges totaling $1.6 million primarily related to revised sublease assumptions on our excess leased space in the New York metro area. Our excess space lease in the New York metro area remains abandoned and continues to carry a restructuring charge. During the three months ended September 30, 2010, we recorded restructuring charges totaling $1.9 million primarily related to one-time termination benefits attributed to certain Switch and Data employees.

Acquisition Costs. During the three months ended September 30, 2011, we recorded acquisition costs totaling $699,000 primarily related to the ALOG acquisition. During the three months ended September 30, 2010, we recorded acquisition costs totaling $1.1 million primarily related to our EMEA region.

Interest Income. Interest income increased to $679,000 for the three months ended September 30, 2011 from $310,000 for the three months ended September 30, 2010. The increase was primarily due to higher yields and higher invested balances as a result of the proceeds from the 7.00% senior notes offering in July 2011. The average yield for the three months ended September 30, 2011 was 0.25% versus 0.17% for the three months ended September 30, 2010. We generally expect our interest income to remain at these low levels for the foreseeable future due to the impact of a lower interest rate environment, a portfolio more weighted towards short-term U.S. treasuries and from the utilization of cash to finance our expansion activities.

Interest Expense. Interest expense for the three months ended September 30, 2011 and 2010 was $51.1 million and $38.4 million, respectively. The increase in interest expense was primarily due to our $750.0 million 7.00% senior notes offering in July 2011. During the three months ended September 30, 2011 and 2010, we capitalized $3.3 million and $2.0 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we recognize the full impact of our $750.0 million 7.00% senior notes partially offset by repayment of debt. Going forward, we expect to incur significantly higher interest expense as we recognize the full impact of the 7.00% senior notes offering, which is approximately $53.9 million annually. We may incur additional indebtedness to support our growth, resulting in further interest expense.

Other-Than-Temporary Impairment Recovery On Investments . During the three months ended September 30, 2011, no other-than-temporary impairment recovery on investments was recorded. During the three months ended September 30, 2010, we recorded a $206,000 other-than-temporary impairment recovery on investments due to an additional distribution from one of our money market accounts we had previously written down during 2008 and 2009.

Other Income (Expense). For the three months ended September 30, 2011, we recorded $1.7 million of other expense primarily due to foreign currency exchange losses during the period. For the three months ended September 30, 2010, we recorded $1.7 million of other income, primarily due to foreign currency exchange gains during the period.

Income Taxes. For the three months ended September 30, 2011 and 2010, we recorded $5.3 million and $4.6 million of income tax expenses, respectively. Our effective tax rates were 20.6% and 29.3%, respectively, for the three months ended September 30, 2011 and 2010. The lower effective tax rate for the three months ended September 30, 2011 was primarily due to discrete tax benefits. We will reassess our valuation allowance related to our foreign operations in the future, which may result in discrete quarterly benefits and a reduction of our valuation allowance. The cash taxes for 2011 and 2010 are primarily for state income taxes and foreign income taxes.

Nine Months Ended September 30, 2011 and 2010

Revenues. Our revenues were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Nine months ended September 30,				% Change
	2011	%	2010	%	Actual	Constant currency
Americas:
Recurring revenues	$727,853	62%	$536,307	61%	36%	36%
Non-recurring revenues	27,417	2%	19,220	2%	43%	43%

	755,270	64%	555,527	63%	36%	36%

EMEA:
Recurring revenues	240,942	21%	186,388	21%	29%	21%
Non-recurring revenues	22,032	2%	16,654	2%	32%	24%

	262,974	23%	203,042	23%	30%	21%

Asia-Pacific:
Recurring revenues	148,993	12%	111,385	13%	34%	21%
Non-recurring revenues	8,293	1%	5,136	1%	61%	50%

	157,286	13%	116,521	14%	35%	23%

Total:
Recurring revenues	1,117,788	95%	834,080	95%	34%	30%
Non-recurring revenues	57,742	5%	41,010	5%	41%	36%

	$1,175,530	100%	$875,090	100%	34%	31%

Americas Revenues. The increase in our Americas revenues was primarily due to (i) $121.0 million of incremental revenue from the impact of the Switch and Data acquisition and the ALOG acquisition and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers, including $4.9 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Dallas and Silicon Valley metro areas. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data center expansions and additional IBX data center expansions currently taking place in the Chicago, Dallas, New York, Seattle and Washington, D.C. metro areas, which are expected to open during 2011 and 2012. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

EMEA Revenues. During the nine months ended September 30, 2011, our revenues from the U.K., the largest revenue contributor in the EMEA region for the period, represented approximately 34% of the regional revenues. During the nine months ended September 30, 2010, our revenues from Germany, the largest revenue contributor in the EMEA region for the period, represented approximately 36% of the regional revenues. Our EMEA revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the nine months ended September 30, 2011, we recorded approximately $20.2 million of revenue from our recently-opened IBX data center expansions in the Amsterdam, London and Paris metro areas. During the nine months ended September 30, 2011, the U.S. dollar was generally weaker relative to the British pound, Euro and Swiss Franc than during the nine months ended September 30, 2010, resulting in approximately $17.3 million of favorable foreign currency impact to our EMEA revenues during the nine months ended September 30, 2011 on a constant currency basis. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in the recently-opened BX data center expansions and additional IBX data center expansions currently taking place in the Amsterdam, Frankfurt and Paris metro areas, which are expected to open during 2011 and 2012. Our estimates of future revenue growth take into account expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 40% and 37%, respectively, of the regional revenues for the nine months ended September 30, 2011 and 2010. Our Asia-Pacific revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the nine months ended September 30, 2011, we recorded approximately $6.5 million of revenue generated from our IBX data center expansions in the Hong Kong, Singapore, Sydney and Tokyo metro areas. During the nine months ended September 30, 2011, the U.S. dollar was generally weaker relative to the Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar than during the nine months ended September 30, 2010, resulting in approximately $14.5 million of favorable foreign currency impact to our Asia-Pacific revenues during the nine months ended September 30, 2011 on a constant currency basis. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data center expansions and the additional IBX data center expansion currently taking place in the Hong Kong metro area which is expected to open during the remainder of 2011. Our estimates of future revenue growth take into account expected changes in recurring revenues attributed to customer bookings, or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues was split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				% Change
	2011	%	2010	%	Actual	Constant currency
Americas	$388,175	61%	$291,061	60%	33%	n/a
EMEA	157,983	25%	127,232	27%	24%	15%
Asia-Pacific	92,143	14%	62,815	13%	47%	33%

Total	$638,301	100%	$481,108	100%	33%	29%

	Nine months ended September 30,
	2011	2010
Cost of revenues as a percentage of revenues:
Americas	51%	52%
EMEA	60%	63%
Asia-Pacific	59%	54%
Total	54%	55%

Americas Cost of Revenues. Our Americas cost of revenues for the nine months ended September 30, 2011 and 2010 included $142.7 million and $107.5 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to both our organic IBX data center expansion activity and acquisitions. Excluding depreciation expense, the increase in Americas cost of revenues included $55.7 million of incremental cost of revenues resulting from the Switch and Data acquisition and the ALOG acquisition. In addition, excluding the impact of the Switch and Data acquisition and the ALOG acquisition, we incurred incremental costs associated with our organic expansion projects and revenue growth, such as $4.1 million of higher utility costs arising from increased customer installations and revenues attributed to customer growth. We expect Americas cost of revenues to increase as we continue to grow our business.

EMEA Cost of Revenues. EMEA cost of revenues for the nine months ended September 30, 2011 and 2010 included $49.1 million and $38.8 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity. Excluding depreciation expense, the increase in EMEA cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as (i) an increase of $6.9 million in utility costs arising from increased customer installations and revenues attributed to customer growth, (ii) $4.3 million of higher compensation expense, including general salaries, bonuses and headcount growth (273 EMEA cost of revenues employees as of September 30, 2011 versus 230 as of September 30, 2010) and (iii) a general increase of $4.9 million among numerous cost categories, such as professional fees for various consulting projects, repair and maintenance costs and rent and facility costs incurred to support our revenue growth. During the nine months ended September 30, 2011, the U.S. dollar was generally weaker relative to the British pound, Euro and Swiss Franc than during the nine months ended September 30, 2010, resulting in approximately $11.1 million of unfavorable foreign currency impact to our EMEA cost of revenues during the nine months ended September 30, 2011 on a constant currency basis. We expect EMEA cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the nine months ended September 30, 2011 and 2010 included $32.1 million and $20.1 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as (i) $6.6 million in higher utility costs, (ii) an increase of $5.2 million of rent and facility costs, (iii) $2.0 million of higher compensation costs, including sales compensation, general salaries, bonuses and headcount growth (148 Asia-Pacific cost of revenues employees as of September 30, 2011 versus 99 as of September 30, 2010) and (iv) $1.2 million of higher professional services related to various consulting projects to support our growth. During the nine months ended September 30, 2011, the U.S. dollar was generally weaker relative to the Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar than during the nine months ended September 30, 2010, resulting in approximately $8.4 million of unfavorable foreign currency impact to our Asia-Pacific cost of revenues during the nine months ended September 30, 2011 on a constant currency basis. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses were split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				% Change
	2011	%	2010	%	Actual	Constant currency
Americas	$74,620	66%	$52,709	66%	42%	n/a
EMEA	26,466	23%	17,159	22%	54%	44%
Asia-Pacific	12,683	11%	9,718	12%	31%	21%

Total	$113,769	100%	$79,586	100%	43%	40%

	Nine months ended September 30,
	2011	2010
Sales and marketing expenses as a percentage of revenues:
Americas	10%	9%
EMEA	10%	8%
Asia-Pacific	8%	8%
Total	10%	9%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses included (i) $4.2 million of incremental sales and marketing expenses resulting from the ALOG acquisition, (ii) $11.6 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (221 Americas sales and marketing employees as of September 30, 2011 versus 182 as of September 30, 2010), (iii) $2.2 million of higher bad debt expense, which is partially due to the revenue growth as discussed above and partially due to the growth in the Americas collection team that has initiated additional collection efforts and procedures, and (iv) $1.5 million of higher recruiting costs. We have been investing in our Americas sales and marketing initiatives to further increase our revenue and we anticipate this increased investment will continue over the next several years, including anticipated headcount growth and new product innovation efforts and, as a result, our Americas sales and marketing expenses as a percentage of revenues have increased and are expected to continue to increase. In the long-term, we generally expect Americas sales and marketing expenses to increase as we continue to grow our business; however, as a percentage of revenues, we generally expect them to decrease in the long-term.

EMEA Sales and Marketing Expenses. The increase in our EMEA sales and marketing expenses was primarily due to (i) $6.1 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (108 EMEA sales and marketing employees as of September 30, 2011 versus 75 as of September 30, 2010) and $1.3 million of higher professional fees to support our growth. During the nine months ended September 30, 2011, the U.S. dollar was generally weaker relative to the British pound, Euro and Swiss Franc than during the nine months ended September 30, 2010, resulting in approximately $1.7 million of unfavorable foreign currency impact to our EMEA sales and marketing expenses during the nine months ended September 30, 2011 on a constant currency basis. We intend to invest further in our EMEA sales and marketing initiatives over the next several years, including anticipated headcount growth and new product innovation efforts and, as a result, we expect our EMEA sales and marketing expenses as a percentage of revenues to increase accordingly. In the long-term, we generally expect EMEA sales and marketing expenses to increase as we continue to grow our business; however, as a percentage of revenues, we generally expect them to decrease in the long-term.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to $1.9 million of higher compensation costs, including sales compensation, general salaries, bonuses and headcount growth (70 Asia-Pacific sales and marketing employees as of September 30, 2011 versus 56 as of September 30, 2010). For the nine months ended September 30, 2011, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant on a constant currency basis. We intend to invest further in our Asia-Pacific sales and marketing initiatives over the next several years, including anticipated headcount growth and new product innovation efforts and, as a result, we expect our Asia-Pacific sales and marketing expenses as a percentage of revenues to increase accordingly. In the long-term, we generally expect Asia-Pacific sales and marketing expenses to increase as we continue to grow our business; however, as a percentage of revenues, we generally expect them to decrease in the long-term.

General and Administrative Expenses. Our general and administrative expenses were split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				% Change
	2011	%	2010	%	Actual	Constant currency
Americas	$139,640	72%	$110,271	71%	27%	n/a
EMEA	36,557	19%	31,635	20%	16%	8%
Asia-Pacific	18,061	9%	14,055	9%	29%	19%

Total	$194,258	100%	$155,961	100%	25%	22%

	Nine months ended September 30,
	2011	2010
General and administrative expenses as a percentage of revenues:
Americas	18%	20%
EMEA	14%	16%
Asia-Pacific	11%	12%
Total	17%	18%

Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses included (i) $3.8 million of incremental general and administrative expenses resulting from the ALOG acquisition, (ii) $15.6 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (565 Americas general and administrative employees as of September 30, 2011 versus 491 as of September 30, 2010), and (iii) $6.0 million of higher depreciation expense as a result of our ongoing efforts to support our growth, such as investments in systems. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included taking on additional office space to accommodate our headcount growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including further investment in our back office systems; however, as a percentage of revenues, we generally expect them to decrease.

EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to (i) $2.9 million of higher compensation costs, including general salaries, bonuses and headcount growth (171 EMEA general and administrative employees as of September 30, 2011 versus 154 as of September 30, 2010) and (ii) $1.7 million of higher professional fees related to various consulting projects to support our growth. During the nine months ended September 30, 2011, the U.S. dollar was generally weaker relative to the British pound, Euro and Swiss Franc than during the nine months ended September 30, 2010, resulting in approximately $2.3 million of unfavorable foreign currency impact to our EMEA general and administrative expenses during the nine months ended September 30, 2011 on a constant currency basis. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to $2.7 million of higher compensation costs, including general salaries, bonuses and headcount growth (153 Asia-Pacific general and administrative employees as of September 30, 2011 versus 120 as of September 30, 2010). During the nine months ended September 30, 20141, the U.S. dollar was generally weaker relative to the Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar than during the nine months ended September 30, 2010, resulting in approximately $1.4 million of unfavorable foreign currency impact to our Asia-Pacific cost of revenues during the nine months ended September 30, 2011 on a constant currency basis. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Restructuring Charges. During the nine months ended September 30, 2011, we recorded restructuring charges totaling $2.2 million primarily related to revised sublease assumptions on our excess leased space in the New York metro area. Our excess space lease in the New York metro area remains abandoned and continues to carry a restructuring charge. During the nine months ended September 30, 2010, we recorded restructuring charges totaling $6.2 million primarily related to one-time termination benefits attributed to certain Switch and Data employees.

Acquisition Costs. During the nine months ended September 30, 2011, we recorded acquisition costs totaling $2.7 million primarily related to the ALOG acquisition. During the nine months ended September 30, 2010, we recorded acquisition costs totaling $12.0 million primarily related to the Switch and Data acquisition. Our acquisition costs primarily relate to our Americas geographic region.

Interest Income. Interest income increased to $1.5 million for the nine months ended September 30, 2011 from $1.3 million for the nine months ended September 30, 2010. Interest income increased primarily due to higher yields. The average yield for the nine months ended September 30, 2011 was 0.35% versus 0.19% for the nine months ended September 30, 2010. We generally expect our interest income to remain at these low levels for the foreseeable future due to the impact of a lower interest rate environment, a portfolio more weighted towards short-term U.S. treasuries, and from the utilization of cash to finance our expansion activities.

Interest Expense. Interest expense increased to $126.2 million for the nine months ended September 30, 2011 from $101.7 million for the nine months ended September 30, 2010. This increase in interest expense was primarily due to the impact of our $750.0 million 7.00% senior notes offering, additional financings such as capital lease and other financing obligations to support our expansion projects and additional advances from our new Asia-Pacific financing. During the nine months ended September 30, 2011 and 2010, we capitalized $9.3 million and $8.7 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur significantly higher interest expense as we recognize the full impact of the 7.00% senior notes offering. Going forward, we expect to incur significantly higher interest expense as we recognize the full impact of the 7.00% senior notes offering, which is approximately $53.9 million annually. We may incur additional indebtedness to support our growth, resulting in further interest expense.

Other-Than-Temporary Impairment Recovery On Investments. During the nine months ended September 30, 2011, no other-than-temporary impairment recovery on investments was recorded. During the nine months ended September 30, 2010, we recorded a $3.6 million other-than-temporary impairment recovery on investments due to an additional distribution from one of our money market accounts we had previously written down during 2008 and 2009.

Loss on debt extinguishment and interest rate swaps, net. During the nine months ended September 30, 2011, no loss on debt extinguishment and interest rate swaps, net was recorded. During the nine months ended September 30, 2010, we recorded a $4.8 million loss on debt extinguishment and interest rate swaps, net, which is comprised of (i) a net gain of $2.7 million representing principal discount/premium and the write-off of related debt issuance costs and (ii) a loss of $7.5 million primarily from the termination of an interest rate swap associated with the Chicago IBX financing as a result of repaying and terminating the Chicago IBX financing in March 2010 and the write-off of interest rate swaps associated with the European financing due to such interest rate swaps no longer being effective hedges as a result of repaying and terminating the European financing in April 2010.

Other Income (Expense). For the nine months ended September 30, 2011 and 2010, we recorded $1.4 million and $193,000, respectively, of other income, primarily due to foreign currency exchange gains during the period.

Income Taxes. For the nine months ended September 30, 2011 and 2010, we recorded $24.6 million and $15.8 million of income tax expenses, respectively. Our effective tax rates were 24.3% and 40.5% for the nine months ended September 30, 2011 and 2010, respectively. The lower effective tax rate for the nine months ended September 30, 2011 was primarily due to increased foreign losses benefited in 2011 and discrete tax benefits. We will continue to reassess our valuation allowance related to our foreign operations in the future, which may result in a further reduction of our valuation allowance. The cash taxes for 2011 and 2010 are primarily for state income taxes and foreign income taxes.

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

In addition, in presenting the non-GAAP financial measures, we exclude amortization expense related to certain intangible assets, as it represents a cost that may not recur and is not a good indicator of our current or future operating performance. We exclude accretion expense, both as it relates to asset retirement obligations as well as accrued restructuring charge liabilities, as these expenses represent costs which we believe are not meaningful in evaluating our current operations. We exclude stock-based compensation expense as it primarily represents expense attributed to equity awards that have no current or future cash obligations. As such, we, and many investors and analysts, exclude this stock-based compensation expense when assessing the cash generating performance of our operations. We also exclude restructuring charges from our non-GAAP financial measures. The restructuring charges relate to our decisions to exit leases for excess space adjacent to several of our IBX data centers, which we did not intend to build out or our decision to reverse such restructuring charges, or severance charges related to the Switch and Data acquisition. Finally, we also exclude acquisition costs from our non-GAAP financial measures. The acquisition costs relate to costs we incur in connection with business combinations. Management believes such items as restructuring charges and acquisition costs are non-core transactions; however, these types of costs will or may occur in future periods.

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

We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges and acquisition costs as presented below (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Income from operations	$78,116	$52,026	$224,287	$140,235
Depreciation, amortization and accretion expense	92,019	74,485	257,970	187,433
Stock-based compensation expense	19,207	16,950	53,060	50,020
Restructuring charges	1,587	1,886	2,186	6,243
Acquisitions costs	699	1,114	2,729	11,957

Adjusted EBITDA	$191,628	$146,461	$540,232	$395,888

The geographic split of our adjusted EBITDA is presented below (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Americas:
Income from operations	$51,659	$31,921	$148,050	$84,051
Depreciation, amortization and accretion expense	58,414	51,108	169,142	122,363
Stock-based compensation expense	15,176	12,683	41,545	37,346
Restructuring charges	1,587	1,886	2,186	6,243
Acquisitions costs	677	349	2,599	11,192

Adjusted EBITDA	$127,513	$97,947	$363,522	$261,195

EMEA:
Income from operations	$16,305	$10,258	$41,954	$26,251
Depreciation, amortization and accretion expense	19,354	15,531	54,710	43,752
Stock-based compensation expense	2,308	2,502	6,750	7,183
Acquisitions costs	—	765	14	765

Adjusted EBITDA	$37,967	$29,056	$103,428	$77,951

Asia-Pacific:
Income from operations	$10,152	$9,847	$34,283	$29,933
Depreciation, amortization and accretion expense	14,251	7,846	34,118	21,318
Stock-based compensation expense	1,723	1,765	4,765	5,491
Acquisitions costs	22	—	116	—

Adjusted EBITDA	$26,148	$19,458	$73,282	$56,742

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

Liquidity and Capital Resources

As of September 30, 2011, our total indebtedness was comprised of (i) convertible debt principal totaling $1.0 billion from our 2.50% convertible subordinated notes (gross of discount), our 3.00% convertible subordinated notes, and our 4.75% convertible subordinated notes (gross of discount) and (ii) non-convertible debt and financing obligations totaling $2.1 billion consisting of (a) $1.5 billion of principal from our 8.125% and 7.00% senior notes, (b) $236.7 million of principal from our loans payable and (c) $388.2 million from our capital lease and other financing obligations.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt due, and to complete our publicly-announced expansion projects. As of September 30, 2011, we had $1.2 billion of cash, cash equivalents and short-term and long-term investments. Besides our investment portfolio and any further financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity.

As of September 30, 2011, we had a total of approximately $135.7 million of additional liquidity available to us, consisting of (i) approximately $131.0 million under the $150.0 million senior revolving credit facility and (ii) approximately $4.7 million under the new Asia-Pacific financing. While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and to complete our publicly-announced IBX expansion plans, we may pursue additional expansion opportunities, primarily the build-out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions. While we will be able to fund these expansion plans with our existing resources, additional financing, either debt or equity, may be required to pursue certain new or unannounced additional expansion plans. However, if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

Sources and Uses of Cash

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$399,988	$269,981
Net cash used in investing activities	(1,304,809)	(618,507)
Net cash provided by financing activities	832,111	395,675

Operating Activities. The increase in net cash provided by operating activities was primarily due to improved operating results and improved collections of accounts receivable and growth in customer installations, which increases deferred installation revenue. Although customer collections improved in the nine months ended September 30, 2011 as compared to September 30, 2010, customer collections can vary widely from quarter to quarter. It is not uncommon for some large customer receivables that were anticipated to be collected in one quarter to slip to the next quarter. For example, some large customer receivables that were anticipated to be collected in September 2011 were instead collected in October 2011, which negatively impacted cash flows from operating activities for the nine months ended September 30, 2011. However, overall, customer collections remain relatively strong. We expect that we will continue to generate cash from our operating activities during the remainder of 2011 and beyond.

Investing Activities. The increase in net cash used in investing activities was primarily due to higher purchases of investments from the proceeds of our 7.00% senior notes offering and an increase in restricted cash. For the foreseeable future, we expect that our IBX expansion construction activity will increase somewhat compared to our current spending levels. However, if the opportunity to expand is greater than planned and we have sufficient funding to increase the expansion opportunities available to us.

Financing Activities. Lower net cash provided by financing activities for the nine months ended September 30, 2010 was primarily due to repayment of our debt facilities, including the Chicago IBX financing, the European financing, the Asia-Pacific financing, the Singapore financing and the Netherlands financing; however, the Asia-Pacific financing and the Singapore financing were replaced by the new Asia-Pacific financing. We expect that our financing activities will consist primarily of the repayment of our debt for the fourth quarter.

Debt Obligations

7.00% Senior Notes. In July 2011, we issued $750.0 million aggregate principal amount of 7.00% senior notes due July 15, 2021, which are referred to as the 7.00% senior notes. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2012.

The 7.00% senior notes are unsecured and rank equal in right of payment to our existing or future senior debt and senior in right of payment to our existing and future subordinated debt. The 7.00% senior notes are effectively junior to any of our existing and future secured indebtedness and any indebtedness of our subsidiaries. The 7.00% senior notes are also structurally subordinated to all debt and other liabilities (including trade payables) of our subsidiaries and will continue to be subordinated to the extent that these subsidiaries do not guarantee the 7.00% senior notes in the future.

The 7.00% Senior Notes are governed by an indenture which contains covenants that limit the Company’s ability and the ability of its subsidiaries to, among other things:

•	incur additional debt;

•	pay dividends or make other restricted payments;

•	purchase, redeem or retire capital stock or subordinated debt;

•	make asset sales;

•	enter into transactions with affiliates;

•	incur liens;

•	enter into sale-leaseback transactions;

•	provide subsidiary guarantees;

•	make investments; and

•	merge or consolidate with any other person.

At any time prior to July 15, 2014, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 7.00% senior notes outstanding at a redemption price equal to 107.000% of the principal amount of the 7.00% senior notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date, with the net cash proceeds of one or more equity offerings, provided that (i) at least 65% of the aggregate principal amount of the 7.00% senior notes issued remains outstanding immediately after the occurrence of such redemption and (ii) the redemption must occur within 90 days of the date of the closing of such equity offerings. On or after July 15, 2016, we may redeem all or a part of the 7.00% senior notes, on any one or more occasions, at the redemption prices set forth below plus accrued and unpaid interest thereon, if any, up to, but not including, the applicable redemption date, if redeemed during the twelve-month period beginning on July 15 of the years indicated below:

Redemption price of the Senior Notes
2016	103.500%
2017	102.333%
2018	101.167%
2019 and thereafter	100.000%

In addition, at any time prior to July 15, 2016, we may also redeem all or a part of the 7.00% senior notes at a redemption price equal to 100% of the principal amount of the 7.00% senior notes redeemed plus applicable premium, which is referred to as the applicable premium, and accrued and unpaid interest, if any, to, but not including, the date of redemption, which is referred to as the redemption date. The applicable premium means the greater of:

•	1.0% of the principal amount of the 7.00% senior notes to be redeemed; and

•

the excess of: (a) the present value at such redemption date of (i) the redemption price of the 7.00% senior notes to be redeemed at July 15, 2016 as shown in the above table, plus (ii) all required interest payments due on these 7.00% senior notes through July 15, 2016 (excluding accrued but unpaid interest, if any, to, but not including the redemption date), computed using a discount rate equal to the yield to maturity as of the redemption date of the United States Treasury securities with a constant maturity most nearly equal to the period from the redemption date to July 15, 2016, plus 0.50%; over (b) the principal amount of the 7.00% senior notes to be redeemed.

Upon a change in control, we will be required to make an offer to purchase each holder’s 7.00% senior notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase.

Debt issuance costs related to the 7.00% senior notes, net of amortization, were $13.9 million as of September 30, 2011.

Senior Revolving Credit Line. In September 2011, we entered into a $150.0 million senior unsecured revolving credit facility with a group of lenders, which is referred to as the lenders. This transaction is referred to as the senior revolving credit line. The senior revolving credit line replaced our $25.0 million credit facility with Bank of America, which is referred to as the $25.0 million Bank of America revolving credit line. As a result, the outstanding letters of credit issued under the $25.0 million Bank of America revolving credit line were all transferred to the senior revolving credit line. We may use the senior revolving credit line for working capital, capital expenditures, issuance of letters of credit, general corporate purposes and to refinance a portion of our existing debt obligations. The senior revolving credit line has a five-year term and allows us to borrow, repay and re-borrow over the term. The senior revolving credit line provides a sublimit for the issuance of letters of credit of up to $100.0 million and a sublimit for swing line borrowings of up to $25.0 million. Borrowings under the senior revolving credit line carry an interest rate of US$ LIBOR plus an applicable margin ranging from 1.25% to 1.75% per annum, which varies as a function of our senior leverage ratio. We are also subject to a quarterly non-utilization fee ranging from 0.30% to 0.40% per annum, pricing of which will also vary as a function of our senior leverage ratio. Additionally, we may increase the size of the senior revolving credit line at our election by up to $100.0 million, subject to approval by the lenders and based on current market conditions. The senior revolving credit line contains several financial covenants, which we must comply with quarterly, including a leverage ratio, fixed charge coverage ratio and a minimum net worth covenant. As of September 30, 2011, our cost of borrowing under the senior revolving credit line was 1.99% per annum. As of September 30, 2011, we had 14 irrevocable letters of credit totaling approximately $19.0 million issued and outstanding under the senior revolving credit line. As a result, the amount available to borrow was $131.0 million as of September 30, 2011.

Paris 4 IBX Financing. In March 2011, we entered into two agreements with two unrelated parties to purchase and develop a building that will ultimately become our fourth IBX data center in the Paris metro area. The first agreement allowed us the right to purchase the property for a total fee of approximately $20.2 million, payable to a company that held exclusive rights (including power rights) to the property and was already in the process of developing the property into a data center and will now, instead, become the anchor tenant in the Paris 4 IBX data center once it is open for business. The second agreement was entered into with the developer of the property and allowed us to take immediate title to the building and associated land and also requires the developer to construct the data center to our specifications and deliver the completed data center to us in July 2012 for a total fee of approximately $101.7 million. Both agreements include extended payment terms. We made payments under both agreements totaling approximately $35.7 million in March 2011 and the remaining payments due totaling approximately $86.2 million are payable on various dates through March 2013, which is referred to as the Paris 4 IBX financing. Of the amounts paid or payable under the Paris 4 IBX financing, a total of $15.0 million was allocated to land and building assets, $3.4 million was allocated to a deferred charge, which will be netted against revenue associated with the anchor tenant of the Paris 4 IBX data center over the term of the customer contract, and the remainder totaling $103.5 million was or will be allocated to construction costs inclusive of interest charges. We have imputed an interest rate of 5.90% per annum on the Paris 4 IBX financing as of September 30, 2011, a total of $40.1 million was outstanding under the Paris 4 IBX financing. We will record additional construction costs and increase the Paris 4 IBX financing liability over the course of the construction period. The Paris 4 IBX financing also required us to post approximately $89.7 million of cash into a restricted cash account to ensure liquidity for the developer during the construction period.

Contractual Obligations and Off-Balance-Sheet Arrangements

We lease a majority of our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2035. The following represents our debt maturities, financings, leases and other contractual commitments as of September 30, 2011 (in thousands):

	2011 (3 months)	2012	2013	2014	2015	Thereafter	Total
Convertible debt (1)	$—	$250,000	$—	$395,986	$—	$373,750	$1,019,736
Senior notes (1)	—	—	—	—	—	1,500,000	1,500,000
New Asia-Pacific financing (1)	—	34,922	55,567	61,120	33,235	—	184,844
Paris 4 IBX financing (2)	—	81,297	6,317	—	—	—	87,614
ALOG debt (1)	1,546	4,597	2,230	3,338	22	5	11,738
Interest (3)	17,731	156,643	149,885	144,024	131,505	476,390	1,076,178
Capital lease and other financing obligations (4)	9,442	39,367	40,047	41,558	42,904	331,958	505,276
Operating leases under accrued restructuring charges (5)	1,172	2,429	2,444	2,459	1,444	—	9,948
Operating leases (6)	31,790	110,949	112,444	107,947	92,165	534,799	990,094
Other contractual commitments (7)	231,595	78,413	9,400	1,205	—	—	320,613
Asset retirement obligations (8)	363	—	1,042	1,264	5,740	46,964	55,373
ALOG acquisition contingent consideration (9)	—	—	19,080	—	—	—	19,080
Redeemable non-controlling interests	—	—	—	66,372	—	—	66,372

	$293,639	$758,617	$398,466	$825,273	$307,015	$3,263,866	$5,846,866

(1)	Represents principal only.
(2)	Represents total payments to be made to complete the construction of the Paris 4 IBX center.
(3)	Represents interest on convertible debt, senior notes and new Asia-Pacific financing based on their approximate interest rates as of September 30, 2011.
(4)	Represents principal and interest.
(5)	Excludes any subrental income.
(6)	Represents minimum operating lease payments, excluding potential lease renewals.
(7)	Represents off-balance-sheet arrangements. Other contractual commitments are described below.
(8)	Represents liability, net of future accretion expense.
(9)	Represents an off-balance sheet arrangement for the ALOG acquisition contingent consideration and includes the portion of the contingent consideration that will be funded by Riverwood.

In connection with certain of our leases, we entered into 14 irrevocable letters of credit totaling $19.0 million under the senior revolving credit line. These letters of credit were provided in lieu of cash deposits under the senior revolving credit line. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the senior revolving credit line. These contingent commitments are not reflected in the table above.

We had accrued liabilities related to uncertain tax positions totaling approximately $16.4 million as of September 30, 2011. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities would be paid.

Primarily as a result of our various IBX expansion projects, as of September 30, 2011, we were contractually committed for $221.3 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2011 and 2012, is reflected in the table above as “Paris 4 IBX financing” and “other contractual commitments.”

In October 2011, we entered into a lease for land and a building which will become an IBX data center in the Seattle, Washington metro area. This transaction is referred to as the Seattle 3 lease. The Seattle 3 lease has a fixed term of 15 years, with options to renew, and a total cumulative rent obligation of approximately $110.0 million, exclusive of renewal periods. Rental payments on the Seattle 3 lease will commence when several conditions primarily related to the completion of the construction on the building have been met by the landlord, which is estimated to be in 2013.

We had other non-capital purchase commitments in place as of September 30, 2011, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during the remainder of 2011 and beyond. Such other purchase commitments as of September 30, 2011, which total $99.3 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $400.0 million to $450.0 million, in addition to the $221.3 million in contractual commitments discussed above as of September 30, 2011, in our various IBX expansion projects during the remainder of 2011 and thereafter in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.

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

While there have been no significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the three and nine months ended September 30, 2011 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2010, the U.S. dollar weakened relative to certain of the currencies of the foreign countries in which we operate during the nine months ended September 30, 2011. This has significantly impacted our consolidated financial position and results of operations during this period including the amount of revenue that we reported. Continued strengthening or weakening of the U.S. dollar will continue to have a significant impact to us in future periods.

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

PART II—OTHER INFORMATION

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

The parties in the approximately 300 coordinated cases, including the parties in the Equinix case, reached a settlement. It provides for releases of existing claims and claims that could have been asserted relating to the conduct alleged to be wrongful from the class of investors participating in the settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Equinix. On October 6, 2009, the Court granted final approval to the settlement. The settlement approval was appealed to the United States Court of Appeals for the Second Circuit. One appeal was dismissed and the second appeal was remanded to the district court to determine if the appellant is a class member with standing to appeal. The District Court ruled that the appellant is not a class member with standing to appeal. The appellant has filed with the United States Court of Appeals for the Second Circuit a notice of appeal of the District Court opinion that he is not a class member.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows. We intend to continue to defend the action vigorously if the settlement does not survive the remaining appeal.

Pihana Litigation

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawai’i, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the Internet exchange services business of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana's majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725.0 million value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which added new plaintiffs (other alleged holders of Pihana common stock) but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed in a separate action by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by Equinix and other Defendants. On April 24, 2009, plaintiffs filed a Second Amended Complaint (“SAC”) to correct the naming of certain parties. The SAC is otherwise substantively identical to the Amended Complaint, and all motions to dismiss the Amended Complaint have been treated as responsive to the SAC. On September 1, 2009, the Court heard Defendants’ motions to dismiss the SAC and ruled at the hearing that all claims against all Defendants are time-barred. The Court also considered whether there were further independent grounds for dismissing the claims, and supplemental briefing was submitted with respect to claims against one defendant and plaintiffs’ renewed request for further leave to amend. On March 23, 2010, the Court entered final Orders granting the motions to dismiss as to all Defendants and issued a minute Order denying plaintiffs’ renewed request for further leave to amend. On May 21, 2010, plaintiffs filed a Notice of Appeal, and plaintiffs’ appeal is currently pending before the Hawaii Supreme Court. In January 2011, one group of co-defendants (Morgan Stanley and certain persons and entities affiliated with it) entered into a separate settlement with plaintiffs. The trial court determined that the settlement was made in “good faith” in accordance with Hawai‘i statutory law, and certain non-settling defendants (including Equinix) filed an appeal from that order before the Intermediate Court of Appeals. That appeal has been stayed pending resolution of plaintiffs’ appeal before the Hawai‘i Supreme Court. We believe that plaintiffs’ claims and alleged damages are without merit and we intend to continue to defend the litigation vigorously.

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

Over the last several years, we have completed several acquisitions, including that of Switch and Data Facilities Company, Inc. in 2010. We also acquired, with RW Brasil Fundo de Investimento em Participações, approximately 90% of the outstanding capital stock of ALOG Data Centers do Brasil S.A. in 2011, which resulted in Equinix acquiring an indirect, controlling interest in ALOG of approximately 53%. We may make additional acquisitions in the future, which may include acquisitions of businesses, products, services or technologies that we believe to be complementary, acquisitions of new IBX data centers or real estate for development of new IBX data centers or through investments in local data center operators. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including:

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

•	the possible loss or reduction in value of acquired businesses;

•	the possibility that future acquisitions, like that of ALOG, may present new complexities in deal structure, related complex accounting and coordination with new partners;

•	the possibility that carriers may find it cost-prohibitive or impractical to bring fiber and networks into a new IBX data center;

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

We have a significant amount of debt and expect to incur additional debt to support our growth. As of September 30, 2011, our total indebtedness was approximately $3.1 billion, our stockholders’ equity was $2.0 billion and our cash and investments totaled $1.2 billion. In July 2011, we issued $750.0 million aggregate principal amount of 7.00% senior notes due July 15, 2021. We intend to use the net proceeds from the 7.00% senior notes offering for general corporate purposes, including the funding of our expansion activities, and the repayment of our 2.50% convertible subordinated notes due April 15, 2012.

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

In addition to our substantial debt, we lease a majority of our IBX centers and certain equipment under non-cancelable lease agreements, the majority of which are accounted for as operating leases. As of September 30, 2011, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $990.1 million, which represents off-balance sheet commitments.

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

A customer’s decision to license cabinet space in one of our IBX data centers and to purchase additional services typically involves a significant commitment of resources. In addition, some customers will be reluctant to commit to locating in our IBX data centers until they are confident that the IBX data center has adequate carrier connections. As a result, we have a long sales cycle. Furthermore, we may expend significant time and resources in pursuing a particular sale or customer that does not result in revenue. We are also in the process of significantly expanding our sales force. It will take time for these new hires to become fully productive.

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

In order to sustain our growth in certain of our existing and new markets, we must either expand an existing data center, lease a new facility or acquire suitable land with or without structures to build new IBX data centers from the ground up. Expansions or new builds are currently underway, or being contemplated, in many of our markets. Any related construction requires us to carefully select and rely on the experience of one or more designers, general contractors, and associated subcontractors during the design and construction process. Should a designer, general contractor, or significant subcontractor experience financial or other problems during the design or construction process, we could experience significant delays, increased costs to complete the project and/or other negative impacts to our expected returns.

Site selection is also a critical factor in our expansion plans. There may not be suitable properties available in our markets with the necessary combination of high power capacity and fiber connectivity, or selection may be limited. Thus, while we may prefer to locate new IBX data centers adjacent to our existing locations it may not always be possible. In the event we decide to build new IBX data centers separate from our existing IBX data centers, we may provide services to interconnect these two centers. Should these services not provide the necessary reliability to sustain service, this could result in lower interconnection revenue and lower margins and could have a negative impact on customer retention over time.

Environmental regulations may impose upon us new or unexpected costs.

We are subject to various federal, state, local and international environmental and health and safety laws and regulations, including those relating to the generation, storage, handling and disposal of hazardous substances and wastes. Certain of these laws and regulations also impose joint and several liability, without regard to fault, for investigation and cleanup costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. Our operations involve the use of hazardous substances and materials such as petroleum fuel for emergency generators, as well as batteries, cleaning solutions and other materials. In addition, we lease, own or operate real property at which hazardous substances and regulated materials have been used in the past. At some of our locations, hazardous substances or regulated materials are known to be present in soil or groundwater and there may be additional unknown hazardous substances or regulated materials present at sites we own, operate or lease. At some of our locations, there are land use restrictions in place relating to earlier environmental cleanups that do not materially limit our use of the sites. To the extent any hazardous substances or any other substance or material must be cleaned up or removed from our property, we may be responsible under applicable laws, regulations or leases for the removal or cleanup of such substances or materials, the cost of which could be substantial.

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

Fossil fuel combustion creates greenhouse gas (“GHG”) emissions that are linked to global climate change. Regulations to limit GHG emissions are in force in the European Union in an effort to prevent or reduce climate change. In the United States, federal legislative proposals have been considered that would, if adopted, implement some form of regulation or taxation to reduce or mitigate GHG emissions. In addition, the U.S. Environmental Protection Agency (“EPA”) is taking steps towards using its existing authority under the Clean Air Act to regulate GHG emissions. On June 3, 2010, EPA published a final rule, known as the Tailoring Rule, setting forth the permitting program for regulating GHG emissions from major stationary sources. These permitting requirements will include, but are not limited to, meeting the best available control technologies for GHG emissions, and monitoring, reporting and recordkeeping for GHG emissions. The first steps of the program became effective January 2, 2011, and apply to large sources of GHGs such as, for example, fossil-fueled electricity generating facilities, that are already subject to Clean Air Act major source permits for their emission of non-greenhouse gas air pollutants (such as sulfur dioxide or particulate matter). The second step of the permitting program became effective July 1, 2011, and applies to the construction a new facility that will emit 100,000 tons per year or more of carbon dioxide equivalent (“CO2e”, a unit of measurement for GHGs) or to the modification of an existing facility that results in an increase of GHG emissions by 75,000 tons per year of CO2e. There is a small-source exception to the Tailoring Rule that we believe applies to our facilities. Under the exception, no source with emissions below 50,000 tons per year of CO2e or any modification resulting in an increase of less than 50,000 tons per year of CO2e will be subject to Prevention of Significant Deterioration (“PSD”) or Title V permitting before at least April 30, 2016. EPA also announced plans in the final rule to develop permitting requirements for smaller sources of GHGs after the expiration of the small-source exception, which could potentially affect our facilities. We will continue to monitor the developments of this regulatory program to evaluate its impact on our facilities and business.

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

We must continue to identify, hire, train and retain IT professionals, technical engineers, operations employees, and sales, marketing and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our company to grow. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of talent. The failure to recruit and retain necessary personnel, including but not limited to members of our executive team, could harm our business and our ability to grow our company.

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

For the years ended December 31, 2010, 2009 and 2008, we recognized 38%, 39% and 37%, respectively, of our revenues outside the U.S. For the nine months ended September 30, 2011, we recognized 40% of our revenues outside the U.S. We currently operate outside of the Americas in the EMEA and Asia-Pacific regions. In April 2011, we expanded into South America through an investment in ALOG Data Centers do Brasil S.A.

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

As of September 30, 2011, our accumulated deficit was $272.9 million. Although we have generated net income for each fiscal year since 2008, which was our first full year of net income since our inception, we are also currently investing heavily in our future growth through the build-out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial crisis may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

At our 2011 annual meeting of stockholders held on June 9, 2011, our stockholders voted on approval by a non-binding advisory vote of the frequency of stockholder non-binding advisory votes on the compensation of our named executive officers. The Board of Directors recommended “1 year” and, as reported in our Current Report on Form 8-K dated June 9, 2011, the “1 year” choice received a majority of the votes cast by our stockholders. Therefore, we have determined that an advisory vote on executive compensation will be conducted every year, until the next required stockholder vote to recommend the frequency of such votes.

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

		Def. Proxy 14A	12/12/02

2.2	Agreement and Plan of Merger dated October 21, 2009, by and among Equinix, Inc., Switch & Data Facilities Company, Inc. and Sundance Acquisition Corporation.	8-K	10/22/09	2.1

2.3	First Amendment to the Agreement and Plan of Merger dated March 20, 2010, by and among Equinix, Inc., Switch & Data Facilities Company, Inc. and Sundance Acquisition Corporation.	8-K	3/22/10	2.1

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Amendment of the Restated Certificate of Incorporation	8-K	6/14/11	3.1

3.2	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.3	Amended and Restated Bylaws of the Registrant.	8-K	6/14/11	3.2

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Indenture dated March 30, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/07	4.4

4.3	Form of 2.50% Convertible Subordinated Note Due 2012 (see Exhibit 4.2).

4.4	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4

4.5	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.4).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

4.6	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/09	4.1

4.7	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.6).

4.8	Indenture dated March 3, 2010 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	10-Q	3/31/10	4.8

4.9	Form of 8.125% Senior Note Due 2018 (see Exhibit 4.8).

4.10	Indenture dated July 13, 2011 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	7/13/11	4.1

4.11	Form of 7.00% Senior Note due 2021 (see Exhibit 4.10)	8-K	7/13/11	4.2

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.2	2000 Equity Incentive Plan, as amended.	10-K	12/31/07	10.3

10.3	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.4	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.5	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	S-8 (File No. 333-165033)	2/23/10	99.3

10.6	Form of Restricted Stock Agreements for Stephen M. Smith under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/07	10.45

10.7	Letter Agreement, dated April 22, 2008, by and between Eric Schwartz and Equinix Operating Co., Inc.	10-Q	6/30/08	10.34

10.8	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31

10.9	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.10	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.11	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.	10-K	12/31/08	10.34

10.12	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

10.13	Change in Control Severance Agreement by and between Jarrett Appleby and Equinix, Inc. dated December 11, 2008.	10-K	12/31/08	10.36

10.14	Offer Letter from Equinix, Inc. to Jarrett Appleby dated November 6, 2008.	10-K	12/31/08	10.37

10.15	Restricted Stock Unit Agreement for Jarrett Appleby under the Equinix, Inc. 2000 Equity Incentive Plan.	10-K	12/31/08	10.38

10.16	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.1

10.17	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.2

10.18	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.3

10.19	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.4

10.20	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.5

10.21	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.6

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.22	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.7

10.23	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.8

10.24	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.9

10.25	Addendum to international assignment letter agreement by and between Eric Schwartz and Equinix Operating Co., Inc., dated February 17, 2010.	10-Q	3/31/10	10.42

10.26	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company, Inc.	2/5/07	10.9

10.27	Amendment and Restatement of Facility Agreement, by and among Equinix Australia Pty Ltd., Equinix Hong Kong Limited, Equinix Singapore Pte. Ltd., Equinix Pacific Pte. Ltd and Equinix Japan K.K., as borrowers, the Joint Mandated Lead Arrangers, the Joint Mandated Bookrunners, the Lead Arrangers and the Closing Date Lenders, as defined therein, and The Royal Bank of Scotland N.V., as Facility Agent, dated May 10, 2010.	10-Q	6/30/10	10.39

10.28	Offer Letter from Equinix, Inc. to Charles Meyers dated September 28, 2010.	10-Q	9/30/10	10.40

10.29	Restricted Stock Unit Agreement for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/10	10.41

10.30	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30. 2010.	10-Q	9/30/10	10.42

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.31	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Appleby, Ferris, Meyers, Smith, Taylor and Van Camp.	10-K	12/31/10	10.33

10.32	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/10	10.34

10.33	Equinix, Inc. 2011 Incentive Plan	10-Q	3/31/11	10.33

10.34	Form of Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/11	10.34

10.35	Form of Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/11	10.35

10.36*	English Translation of Shareholders Agreement, dated as of April 25, 2011, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participaçðes and Zion RJ Participaçðes S.A., and, for the limited purposes set forth therein, Sidney Victor da Costa Breyer, Antonio Eduardo Zago de Carvalho, Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P. and Riverwood Capital Partners (Parallel—A) L.P.	10-Q	6/30/11	10.36

10.37	Lease Agreement between 2020 Fifth Avenue LLC and Switch & Data WA One LLC, dated October 13, 2011.				X

18.1	Preferable Accounting Principles Letter from Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm, dated July 26, 2010.	10-Q	6/30/10	18.1

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

EQUINIX, INC.
Date: October 28, 2011
	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.37	Lease Agreement between 2020 Fifth Avenue LLC and Switch & Data WA One LLC, dated October 13, 2011.

21.1	Subsidiaries of Equinix.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.