Form 10-K
period 2011-12-31
EQUINIX INC
filed 2012-02-24
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4.7 billion. As of January 31, 2012, a total of 46,656,593 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s 2012 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2011. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be a part of this report on Form 10-K.

EQUINIX, INC.

FORM 10-K

DECEMBER 31, 2011

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

Overview

Equinix, Inc. connects businesses with partners and customers around the world through a global platform of high performance data centers, containing dynamic ecosystems and a broad choice of networks. Platform Equinix connects more than 4,000 enterprises, cloud, digital content and financial companies, including more than 690 network service providers, to help them grow their businesses, improve application performance and protect their vital digital assets. Equinix operates in 38 strategic markets across the Americas, Europe, the Middle-East and Africa (“EMEA”) and Asia-Pacific and continually invests in expanding its platform to power customer growth.

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

Equinix’s platform offers these unique value propositions to customers:

•	Reliability—Equinix delivered more than 99.9999% of uptime across its footprint in 2011.

•	Scalability—More than 6.5 million square feet to ensure customers’ operations can scale.

•	Global reach—A broad footprint of data centers across 38 key markets in 5 continents.

•

Choice—A great aggregation of 690 networks, 900 cloud and IT services providers, plus many important financial services and e-commerce industry leaders, to ensure performance and offer the power of choice.

•	Technology—More than 4,000 potential partners to deploy world-class solutions.

•

Proximity—More than 90% of the population of the Americas and Western Europe is located less than 10 milliseconds of network latency from an Equinix facility. Equinix also has sites in the key business centers of Asia-Pacific.

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

Our network-neutral business model contributes to our success in the market. We offer customers direct interconnection to an aggregation of bandwidth providers, rather than focusing on selling a particular network, including the world’s top carriers, Internet Service Providers (ISPs), broadband access networks (DSL / cable) and international carriers. Neutrality also means our customers can choose to buy from, or partner, with leading companies across our five targeted verticals. These include:

•	Network Providers (AT&T, British Telecom, Comcast, Level 3 Communications, NTT, Qwest, SingTel, Sprint, Verizon Business)

•	Cloud and IT Services (Amazon.com, Carpathia, Citrix, IBM, Microsoft, Salesforce.com, Voxel.net, WebEx)

•	Content Providers (eBay, DIRECTV, Facebook, Google, Hulu, SONY, Yahoo!, Zynga)

•	Enterprise (Barnes & Noble, Bechtel, Booz Allen Hamilton, Deloitte, The GAP, The McGraw-Hill Companies, United Stationers Inc., Wellpoint)

•	Financial Companies (ACTIV Financial, Bloomberg, Box.net, CBOE, DirectEdge, JP Morgan Chase, Quantlab Financial, Thomson Reuters)

Equinix generates revenue by selling colocation, interconnection and managed IT infrastructure services on a global platform of 99 IBX data centers.

•	Colocation services include cabinets, power, operations space and storage space for customers’ colocation needs.

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

Several factors contribute to the growth in demand for data center services, including:

•

The continuing growth of consumer Internet traffic from new bandwidth-intensive services, such as video, voice over IP (VoIP), social media, mobile data, gaming, data-rich media, Ethernet and wireless services.

•

Significant increases in power and cooling requirements for today’s data center equipment. New generations of servers continue to concentrate processing capability, with associated power consumption and cooling load, into smaller footprints and many legacy-built data centers are unable to accommodate these new power and cooling demands.

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

Industry Background

The Internet is a collection of numerous independent networks interconnected to form a network of networks. Users on different networks are able to communicate with each other through interconnection services between these networks. For example, when a person sends an email to someone who uses a different provider for his or her connectivity (e.g., Comcast versus Verizon), the email must pass from one network to the other in order to get to its final destination. Equinix provides a physical point at which that interconnection can occur.

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

To accommodate Internet traffic growth, the largest of these networks left the NAPs and began trading traffic by placing private circuits between each other. Peering, which once occurred at the NAP locations, was moved to these private circuits. Over the years, these circuits became expensive to expand and could not be built quickly enough to accommodate traffic growth. This led to a need by the large carriers to find a more efficient way to exchange network traffic or peer. As a result, many customers satisfy their requirements for peering through data center service providers like Equinix because it permits them to peer with the networks they require within one location, using simple direct connections. Their ability to peer across the room or a data center campus, instead of across a metro area, has increased the scalability of their operations while decreasing network costs.

The interconnection model has further evolved over the years to include new services offerings. Starting with the peering and network communities, interconnection has since been used for new network services including carrier Ethernet, multiprotocol label switching (MPLS), virtual private networks (VPNs) and mobility services, in addition to traditional international private line and voice services. The industry continues to evolve with a set of new service offerings where interconnection is often used to solve the network-to-network interconnection challenges.

In addition, the enterprise customer segment is also evolving. In the past, most enterprises opted to keep their data center requirements in house. However, several recent trends have led more and more enterprise CIOs to consider and/or choose to outsource some or all of their data center requirements. The combination of globalization, the proliferation of bandwidth intensive Internet-facing applications and rich media content, the rise of virtualization and cloud computing, business continuity and disaster recovery needs, and most importantly the recent economic downturn, have meant that enterprise CIOs must increasingly try to do more with less. Meanwhile, the biggest challenge for data center and operations managers is being out of data center space and power. With the typical in-house datacenter ranging in size from 2,000 to 40,000 square feet, and with very limited optical fiber availability, many CIOs struggle to find the necessary capital, in the current economic environment, to build out and connect their existing facilities. Industry analysts forecast growth in the colocation market to be in excess of 15% over the next three years.

Equinix Value Proposition

More than 4,000 companies, including a diversified mix of cloud and IT service providers, content providers, enterprises, financial companies, and network service providers, currently operate within Equinix IBX data centers. These companies derive specific value from the following elements of the Equinix service offering:

•	Comprehensive global service offering: With 99 IBX data centers in 38 markets in the Americas, EMEA and Asia-Pacific, Equinix offers a consistent global service.

•

Premium data centers: Equinix IBX data centers feature advanced design, security, power and cooling elements to provide customers with industry-leading reliability. While others in the market have business models that include additional offerings, Equinix is focused on data center services and interconnection as our core competencies.

•

Dynamic business ecosystems: Equinix’s network-neutral model has enabled us to attract a critical mass of networks, cloud and IT services providers and that, in turn, attracts other businesses seeking to interconnect within a single location. This ecosystem model, versus connecting to multiple partners in disparate locations, reduces costs and optimizes the performance of data exchange. As Equinix grows and attracts an even more diversified base of customers, the value of Equinix’s IBX data center offering increases.

•

Improved economics: Customers seeking to outsource their data center operations rather than build their own capital-intensive data centers enjoy significant capital cost savings in this credit-challenged economic environment. Customers also benefit from improved economics on account of the broad access to networks that Equinix provides. Rather than purchasing costly local loops from multiple transit providers, customers can connect directly to more than 690 networks inside Equinix’s IBX data centers.

•

Leading insight: With more than 13 years of industry experience, Equinix has a specialized staff of industry experts who helped build and shape the interconnection infrastructure of the Internet. This specialization and industry knowledge base offer customers a unique consultative value and a competitive advantage.

Our Strategy

Our objective is to expand our global leadership position as the premier network neutral data center platform for cloud and IT services providers, content providers, financial companies, enterprises and network services providers. Key components of our strategy include the following:

Improve customer performance through interconnection. We have assembled a critical mass of premier network providers and content companies and have become one of the core hubs of the information-driven world. This critical mass is a key selling point for companies that want to connect with a diverse set of networks to provide the best connectivity to their end-customers and network companies that want to sell bandwidth to companies and interconnect with other networks in the most efficient manner available. Currently, we service more than 690 unique networks, including all of the top tier networks, allowing our customers to directly interconnect with providers that serve more than 90% of global Internet routes. We have a growing mass of key players in the cloud and IT services, enterprise and financial sectors, such as Bloomberg, Facebook, The GAP, IBM, Salesforce.com, SONY and others. We expect these segments will continue to grow as they seek to leverage our critical mass of network providers and interconnect directly with each other to improve performance.

Streamline ease of doing business globally. Data center reliability, power availability and network choice are the most important attributes considered by our customers when they are choosing a data center provider in a particular location. We have long been recognized as a leader in these areas and our performance continues to improve against these criteria. Our power infrastructure delivered 99.9999% uptime globally in 2011.

In 2011, more than half of our revenue came from customers with deployments across two or more of our global regions, and as globalization continues, seamless global services will become an increasingly important data center selection criteria. We continue to focus on our global product, pricing and contracts harmonization initiatives to meet these global demands.

Deepen existing and grow new ecosystems. As networks, cloud and IT services providers, content providers, financial services providers and enterprises locate in our IBX data centers, it benefits their suppliers and business partners to do so as well to gain the full economic and performance benefits of direct interconnection for their business ecosystems. These partners, in turn, pull in their business partners, creating a “network effect” of customer adoption. Our interconnection services enable scalable, reliable and cost-effective interconnection and optimized traffic exchange thus lowering overall cost and increasing flexibility. The ability to directly interconnect with a wide variety of companies is a key differentiator for us in the market. We are rolling out efficient and innovative Internet and Ethernet exchange platforms to accelerate commercial growth in our sites and accelerate this network effect.

Expand vertical go-to-market plan. We plan to continue to focus our go to market efforts on customer segments and business applications that value the Equinix value proposition of reliability, global reach and ecosystem collaboration opportunities. Today we have identified these segments as cloud services, content and digital media, financial services, enterprises and IT services and network service providers. As digital business evolves, we will continue to identify and focus our go-to-market efforts on industry segments that need our value proposition.

Accelerate global reach and scale. We continue to evaluate expansion opportunities in select markets based on customer demand. In April 2011, we successfully acquired an approximately 53% indirect, controlling equity interest in ALOG Data Centers do Brazil S.A. This extended our presence into the Sao Paulo and Rio de Janeiro markets in Brazil.

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

Our Customers

Our customers include carriers and other bandwidth providers, cloud and IT services providers, content providers, financial companies and global enterprises. We offer each customer a choice of business partners and solutions based on their colocation, interconnection and managed IT service needs. As of December 31, 2011, we had more than 4,000 customers worldwide.

Typical customers in our five key customer categories include the following:

Cloud and IT Services	Content Providers	Enterprise	Financial Companies	Network Services
Amazon.com	eBay	Barnes & Noble	ACTIV Financial	AT&T
Carpathia	DIRECTV	Bechtel	Bloomberg	BT
Citrix	Facebook	Booz Allen Hamilton	Box.net	Comcast
IBM	Google	Deloitte	CBOE	Level 3 Communications
Microsoft	Hulu	The GAP	DirectEdge	NTT
Salesforce.com	SONY	The McGraw-Hill Companies	JP Morgan Chase	Qwest
Voxel.net	Yahoo!	United Stationers Inc.	Quantlab Financial	SingTel
WebEx	Zynga	Wellpoint	Thomson Reuters	Verizon Business

Customers typically sign renewable contracts of one or more years in length. No single customer accounted for 10% or more of our revenues for the years ended December 31, 2011, 2010 or 2009.

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

Cabinets. Our customers have several choices for colocating their networking, server and storage equipment. They can place the equipment in one of our shared or private cages or customize their space. In certain select markets, customers can purchase their own private “suite” which is walled off from the rest of the data center. As customers’ colocation requirements increase, they can expand within their original cage (or suite) or upgrade into a cage that meets their expanded requirements. Customers buy the hardware they place in our IBX data centers directly from their chosen vendors. Cabinets (or suites) are priced with an initial installation fee and an ongoing recurring monthly charge.

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

Interconnection Services

Our interconnection services enable scalable, reliable and cost-effective interconnection and traffic exchange between Equinix customers. These interconnection services are either on a one-to-one basis with direct cross connects or one-to-many through one of our Equinix Exchange services. In the peering community, we provide an important industry leadership role by acting as the relationship broker between parties who would like to interconnect within our IBX data centers. Our staff holds significant positions in many leading industry groups, such as the North American Network Operators’ Group, or NANOG, and the Internet Engineering Task Force, or IETF. Members of our staff have published industry-recognized white papers and strategy documents in the areas of peering and interconnection, many of which are used by other institutions worldwide in furthering the education and promotion of this important set of services. We expect to continue to develop additional services in the area of traffic exchange that will allow our customers to leverage the critical mass of networks, cloud services providers, and many important financial services and e-commerce industry leaders now available in our IBX data centers. Our current exchange services are comprised of the following:

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

Equinix Internet Exchange. Customers may choose to connect to and peer through the central switching fabric of our Equinix Internet Exchange rather than purchase a direct physical cross connection. With a connection to this switch, a customer can aggregate multiple interconnects over one physical connection with up to multiple, linked 10 gigabit ports of capacity instead of purchasing individual physical cross connects. The service is priced per IBX data center with an initial installation fee and an ongoing monthly recurring charge. Individual IBX data center prices increase as the number of participants on the exchange service grows.

Equinix Metro Connect. Customers who are located in one IBX data center may need to interconnect with networks or other customers located in an adjacent or nearby IBX data center in the same metro area. Metro Connect allows customers to seamlessly interconnect between IBX data centers at capacities up to an OC-192, or 10 gigabits per second level. Metro Connect services are priced with an initial installation fee and an ongoing monthly recurring charge dependent on the capacity the customer purchases.

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

Ethernet Exchange Services. We offer the Ethernet Exchange service which is similar to the Equinix Internet Exchange in 17 markets where customers can connect via a central switching fabric to interconnect between multiple Carrier Ethernet Providers rather than creating individual Network to Network interfaces (NNIs) between individual carriers. The service builds on the benefits of the Internet community and extends the ability to interconnect to the high growth Ethernet industry. The service is priced per IBX data center with an initial fee and a monthly recurring charge.

Managed IT Infrastructure Services

With the continued growth in Internet traffic, networks, cloud providers, service providers, enterprises and content providers are challenged to deliver fast and reliable service, while lowering costs. With more than 690 Internet Service Providers (ISPs) and carriers located in our IBX data centers, we leverage the value of network choice with our set of multi-network management and other outsourced IT services, including:

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

Sales and Marketing

Sales. We use a direct sales force and channel marketing program to market our services to global enterprises, content providers, financial companies and network service providers. We organize our sales force by customer type as well as by establishing a sales presence in diverse geographic regions, which enables efficient servicing of the customer base from a network of regional offices. In addition to our worldwide headquarters located in Silicon Valley, we have established an Asia-Pacific regional headquarters in Hong Kong, and a European regional headquarters in London. Our Americas sales offices are located in Boston, Chicago, Los Angeles, New York, Reston, Virginia, Silicon Valley, and out of the ALOG data centers in Sao Paulo and Rio de Janeiro. Our EMEA sales offices are located in Amsterdam, Dusseldorf, Frankfurt, Geneva, London, Munich, Paris and Zurich. Our Asia-Pacific sales offices are located in Hong Kong, Singapore, Sydney and Tokyo.

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

Marketing. To support our sales effort and to actively promote our brand in the Americas, Asia-Pacific and Europe, we conduct comprehensive marketing programs. Our marketing strategies include active public relations and ongoing customer communications programs. Our marketing efforts are focused on major business and trade publications, online media outlets, industry events and sponsored activities. Our staff holds leadership positions in key networking organizations, and we participate in a variety of Internet, Carrier Ethernet, computer and financial industry conferences, placing our officers and employees in keynote speaking engagements at these conferences. We also regularly measure customer satisfaction levels and host key customer forums to ensure customer needs are understood and incorporated in product and service planning efforts. From a brand perspective, we build recognition through sponsoring or leading industry technical forums, participating in Internet industry standard-setting bodies and through advertising and online campaigns. We continue to develop and host industry educational forums focused on peering technologies and practices for ISPs and content providers.

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

In addition to Equinix, providers that offer colocation services both globally and locally include firms such as Savvis, Verizon Business, AT&T, Level 3 Communications, Qwest, NTT and COLT.

Carrier-Neutral Colocation Providers

In addition to data center space and power, colocation providers also offer interconnection services. Certain of these providers, known as network or carrier-neutral colocation providers, can offer customers the choice of hundreds of network service providers, or ISPs, to choose from. Typically, customers use interconnection services to buy Internet connectivity, connect VoIP telephone networks, perform financial exchange and settlement functions or perform business-to-business e-commerce. Carrier-neutral data centers are often located in key network hubs around the world like New York; Ashburn, Virginia; London; Amsterdam; Singapore, and Hong Kong. Two types of data center facilities offering carrier-neutral colocation are used for many network-to-network interconnections:

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

Wholesale Data Center Providers

Wholesale data center providers lease data center space that is typically sold in cells or pods (i.e., individual white-space rooms) ranging in size from 10,000 to 20,000 square feet, or larger. Wholesale data center providers sell to both enterprises and to colocation providers. These data centers primarily provide space and power without additional services like technicians, remote hands services or network monitoring (although other tenants might offer such services). Wholesale data center providers are typically organized as REITs (real estate investment trusts). Their offerings are conceptually similar to a landlord who provides empty space and basic maintenance services to warehouse tenants.

Sample wholesale data center providers include Digital Realty Trust and DuPont Fabros Technology, e-Shelter and Sentrum.

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

Examples of managed hosters include Rackspace, Verizon Business, AT&T, Savvis, Inc., SunGard and NaviSite.

Unlike other providers whose core businesses are bandwidth or managed services, we focus on neutral interconnection hubs for cloud and IT service providers, content providers, financial companies, enterprises and network service providers. As a result, we are free of the limited choices found commonly at other hosting/colocation companies. We compete based on the quality of our IBX data centers, our ability to provide a one-stop global solution in our Americas, EMEA and Asia-Pacific locations, the performance and diversity of our network-neutral strategy, and the economic benefits of the aggregation of top network and business ecosystems under one roof. We expect to continue to benefit from several industry trends including a supply/demand imbalance in the colocation market, the need for contracting with multiple networks due to the uncertainty in the telecommunications market, customers’ increasing power requirements, enterprise customers’ growth in outsourcing, the continued growth of broadband and significant growth in Ethernet as a network alternative, and mobile applications.

Our Business Segment Financial Information

We currently operate in three reportable segments, comprised of our Americas, EMEA and Asia-Pacific geographic regions. Information attributable to each of our reportable segments is set forth in Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Employees

As of December 31, 2011, we had 2,709 employees. We had 1,763 employees based in the Americas, 570 employees based in EMEA and 376 employees based in Asia-Pacific. Of those employees, 1,270 were in engineering and operations, 475 were in sales and marketing and 964 were in management, finance and administration.

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

Over the last several years, we have completed several acquisitions, including that of Switch & Data Facilities Company, Inc. in 2010. We also acquired, with RW Brasil Fundo de Investimento em Participações, approximately 90% of the outstanding capital stock of ALOG Data Centers do Brasil S.A. in 2011, which resulted in Equinix acquiring an indirect, controlling interest in ALOG of approximately 53%. We may make additional acquisitions in the future, which may include acquisitions of businesses, products, services or technologies that we believe to be complementary, acquisitions of new IBX data centers or real estate for development of new IBX data centers or through investments in local data center operators. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including:

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

•	the possible loss or reduction in value of acquired businesses;

•	the possibility that future acquisitions, like that of ALOG, may present new complexities in deal structure, related complex accounting and coordination with new partners;

•	the possibility that future acquisitions may be in geographies to which we are unaccustomed;

•	the possibility that carriers may find it cost-prohibitive or impractical to bring fiber and networks into a new IBX data center;

•

the possibility of litigation or other claims in connection with, or as a result of, an acquisition, including claims from terminated employees, customers, former stockholders or other third parties; and

•

the possibility of pre-existing undisclosed liabilities, including but not limited to lease or landlord related liability, environmental liability or asbestos liability, for which insurance coverage may be insufficient or unavailable.

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

We have a significant amount of debt. Notwithstanding our intention to become free cash flow positive in 2013, we may not achieve such goal and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions. As of December 31, 2011, our total indebtedness was approximately $3.1 billion, our stockholders’ equity was $2.0 billion and our cash and investments totaled $1.1 billion. Some of our debt contains covenants which may limit our operating flexibility. In addition to our substantial debt, we lease a majority of our IBX centers and certain equipment under non-cancelable lease agreements, the majority of which are accounted for as operating leases. As of December 31, 2011, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $988.1 million, which represents off-balance sheet commitments.

Our substantial amount of debt and related covenants, and our off-balance sheet commitments, could have important consequences. For example, it could:

•

require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, reducing the availability of our cash flow to fund future capital expenditures, working capital, execution of our expansion strategy and other general corporate requirements;

•	make it more difficult for us to satisfy our obligations under our various debt instruments;

•	increase our vulnerability to general adverse economic and industry conditions and adverse changes in governmental regulations;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry, which may place us at a competitive disadvantage compared with our competitors;

•	limit our operating flexibility through covenants with which we must comply, such as limiting our ability to repurchase shares of our common stock;

•	limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity, which would also limit our ability to further expand our business; and

•	make us more vulnerable to increases in interest rates because of the variable interest rates on some of our borrowings to the extent we have not entirely hedged such variable rate debt.

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

Global economic uncertainty and debt issues could adversely impact our business and financial condition.

The varying pace of global economic recovery continues to create uncertainty and unpredictability and add risk to our future outlook. Sovereign debt issues and economic uncertainty in Greece, Portugal, Spain, Ireland and other countries in Europe and around the world raise concerns in markets where we operate and which are important to our business. Issues in Europe, for example, could lead to the reintroduction of national currencies in some European countries or the abandonment of the euro, which could be disruptive to our operations. A global economic downturn could also result in churn in our customer base, reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition, adversely affecting our liquidity. If customers in EMEA have difficulty paying us, due to the current European debt crisis or a global economic downturn generally, we may also be required to further increase our allowance for doubtful accounts, which would negatively impact our results. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties’ credit deteriorates further or they are otherwise unable to perform their obligations. Finally, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.

The market price of our stock may continue to be highly volatile, and the value of an investment in our common stock may decline.

Since January 1, 2011, the closing sale price of our common stock on the NASDAQ Global Select Market has ranged from $82.00 to $136.55 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. General economic and market conditions, and market conditions for telecommunications stocks in general, may affect the market price of our common stock.

Announcements by us or others, or speculations about our future plans, may also have a significant impact on the market price of our common stock. These may relate to:

•	our operating results or forecasts;

•	new issuances of equity, debt or convertible debt by us;

•	changes to our capital allocation or business strategy;

•	our stock repurchase program;

•	developments in our relationships with corporate customers;

•	announcements by our customers or competitors;

•	changes in regulatory policy or interpretation;

•	governmental investigations;

•	changes in the ratings of our debt or stock by rating agencies or securities analysts;

•	our purchase or development of real estate and/or additional IBX data centers;

•	our acquisitions of complementary businesses; or

•	the operational performance of our IBX data centers.

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

A customer’s decision to license cabinet space in one of our IBX data centers and to purchase additional services typically involves a significant commitment of resources. In addition, some customers will be reluctant to commit to locating in our IBX data centers until they are confident that the IBX data center has adequate carrier connections. As a result, we have a long sales cycle. Furthermore, we may expend significant time and resources in pursuing a particular sale or customer that does not result in revenue. We have also significantly expanded our sales force in the past year. It will take time for these new hires to become fully productive.

The current economic downturn may further impact this long sales cycle by making it extremely difficult for customers to accurately forecast and plan future business activities. This could cause customers to slow spending or delay decision-making on our products and services, which would delay and lengthen our sales cycle.

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

Our business depends on providing customers with highly reliable service. We must protect our customers’ infrastructure and equipment located in our IBX data centers. While we own certain of our IBX data centers, others are leased by us, and we rely on the landlord for basic maintenance of the property. If such landlord has not maintained a leased property sufficiently, we may be forced into an early exit from the center which could be disruptive to our business. Furthermore, we continue to acquire IBX data centers not built by us. If we discover that these IBX data centers and their infrastructure assets are not in the condition we expected when they were acquired, we may be required to incur substantial additional costs to repair or upgrade the centers.

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

Furthermore, we are dependent upon Internet service providers, telecommunications carriers and other website operators in the Americas region, Asia-Pacific region, EMEA and elsewhere, some of which have experienced significant system failures and electrical outages in the past. Users of our services may in the future experience difficulties due to system failures unrelated to our systems and services. If, for any reason, these providers fail to provide the required services, our business, financial condition and results of operations could be materially and adversely impacted.

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

Several states within the United States have adopted laws intended to limit fossil fuel consumption and/or encourage renewable energy development for the same purpose. For example, California enacted AB-32, the Global Warming Solutions Act of 2006, prescribing a statewide cap on global warming pollution with a goal of reaching 1990 GHG emission levels by 2020 and establishing a mandatory emissions reporting program. On October 27, 2011, the California Air Resources Board adopted final regulations establishing a cap-and-trade program to implement AB-32, which will establish an auction to allocate allowances for GHG emissions, and will establish a minimum price for such allowances. This cap-and-trade regulation took effect January 1, 2012, and will require allowances to be surrendered for emissions of GHGs commencing January 1, 2013. This first phase of the cap-and-trade program will increase our electricity costs by an amount that cannot yet be determined, but could exceed 5% of our costs of electricity at our California locations. In 2015, a second phase of the program will begin, imposing allowance obligations upon suppliers of most forms of fossil fuels, which will increase the costs of our petroleum fuels used for transportation and emergency generators.

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

We must continue to identify, hire, train and retain IT professionals, technical engineers, operations employees, and sales, marketing, finance and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our company to grow. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of talent. The failure to recruit and retain necessary personnel, including but not limited to members of our executive team, could harm our business and our ability to grow our company.

We may not be able to compete successfully against current and future competitors.

We must be able to differentiate our IBX data centers and product offerings from those of our competitors. In addition to competing with other neutral colocation providers, we compete with traditional colocation providers, including telecom companies, carriers, internet service providers and managed services providers, and with large real estate investment trusts, or REITs, who also operate in our market, and may enjoy a cost advantage in providing services similar to those provided by our IBX data centers. We may experience competition from our landlords, some of which are REITs, which could also reduce the amount of space available to us for expansion in the future. Rather than leasing available space in our buildings to large single tenants, they may decide to convert the space instead to smaller square foot units designed for multi-tenant colocation use, blurring the line between retail and wholesale space. We may also face competition from existing competitors or new entrants to the market seeking to replicate our global IBX data center concept by building or acquiring data centers, offering colocation on neutral terms or by replicating our strategy and messaging. Finally, customers may also decide it is cost-effective for them to build out their own data centers. Once customers have an established data center footprint, either through a relationship with one of our competitors or through in-sourcing, it may be extremely difficult to convince them to relocate to our IBX data centers.

Some of our competitors may adopt aggressive pricing policies, especially if they are not highly leveraged or have lower return thresholds that we do. As a result, we may suffer from pricing pressure that would adversely affect our ability to generate revenues. Some of these competitors may also provide our target customers with additional benefits, including bundled communication services or cloud services, and may do so in a manner that is more attractive to our potential customers than obtaining space in our IBX data centers. Competitors could also operate more successfully or form alliances to acquire significant market share.

Failure to compete successfully may materially adversely affect our financial condition, cash flows and results of operations.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to evaluate their internal control over financial reporting. Although we received an unqualified opinion regarding the effectiveness of our internal control over financial reporting as of December 31, 2011, in the course of our ongoing evaluation we have identified certain areas where we would like to improve and we are in the process of evaluating and designing enhanced processes and controls to address such areas, none of which we believe constitutes a material change. However, we cannot be certain that our efforts will be effective or sufficient for us, or our independent registered public accounting firm, to issue unqualified reports in the future, especially as our business continues to grow and evolve and as we acquire other businesses.

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

For the years ended December 31, 2011, 2010 and 2009, we recognized 40%, 38% and 39%, respectively, of our revenues outside the U.S. We currently operate outside of the U.S. in Canada, Brazil, and in the EMEA and Asia-Pacific regions.

To date, the network neutrality of our IBX data centers and the variety of networks available to our customers has often been a competitive advantage for us. In certain of our acquired IBX data centers in the Asia-Pacific region the limited number of carriers available reduces that advantage. As a result, we may need to adapt our key revenue-generating services and pricing to be competitive in those markets. In addition, we are currently undergoing expansions or evaluating expansion opportunities outside of the U.S. Undertaking and managing expansions in foreign jurisdictions may present unanticipated challenges to us.

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

We conduct business or are contemplating expansion in developing markets with economies that tend to be more volatile than those in the United States and Western Europe. The risk of doing business in developing markets such as China, Brazil, India, Russia, United Arab Emirates and other economically volatile areas, could adversely affect our operations and earnings. Such risks include the financial instability among customers in these regions, political instability, fraud or corruption and other non-economic factors such as irregular trade flows that need to be managed successfully with the help of the local governments. In addition, commercial laws in some developing countries can be vague, inconsistently administered and retroactively applied. If we are deemed not to be in compliance with applicable laws in developing countries where we conduct business, our prospects and business in those countries could be harmed, which could then have a material adverse impact on our results of operations and financial position. Our failure to successfully manage economic, political and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect our business.

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

•	the cost and availability of adequate public utilities, including power;

•	changes in employee stock-based compensation;

•	overall inflation;

•	increasing interest expense due to any increases in interest rates and/or potential additional debt financings;

•	our stock repurchase program;

•	changes in income tax benefit or expense; and

•	changes in or new generally accepted accounting principles (GAAP) in the U.S. as periodically released by the Financial Accounting Standards Board (FASB).

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

As of December 31, 2011, our accumulated deficit was $255.1 million. Although we have generated net income for each fiscal year since 2008, which was our first full year of net income since our inception, we are also currently investing heavily in our future growth through the build-out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial crisis may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate either our proprietary information or the personal information of our customers, or cause interruptions or malfunctions in our operations or our customers’ operations. As we provide assurances to our customers that we provide the highest level of security, such a compromise could be particularly harmful to our brand and reputation. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security. As techniques used to breach security change frequently, and are generally not recognized until launched against a target, we may not be able to implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and operating results.

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

We are subject to various legal proceedings as described in Note 13 to Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. In addition, we may, in the future, be subject to other litigation. For example, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Litigation can be lengthy, expensive, and divert management’s attention and resources. Results cannot be predicted with certainty and an adverse outcome in litigation could result in monetary damages or injunctive relief that could seriously harm our business, results of operations, financial condition or cash flows.

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

Various laws and governmental regulations, both in the U.S. and abroad, governing Internet related services, related communications services and information technologies remain largely unsettled, even in areas where there has been some legislative action. For example, the Federal Communications Commission is considering proposed Internet rules and regulation of broadband that may result in material changes in the regulations and contribution regime affecting us and our customers. Likewise, as part of a review of the current equity market structure, the Securities and Exchange Commission and the Commodity Futures Trading Commission have both sought comments regarding the regulation of independent data centers, such as Equinix, which provide colocation services for financial markets and exchanges. The CFTC is also considering regulation of companies that use automated and high-frequency trading systems. Any such regulation may ultimately affect our provision of services.

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

If customers combine businesses, they may require less colocation space, which could lead to churn in our customer base. Regional competitors may also consolidate to become a global competitor. Consolidation of our customers and/or our competitors may present a risk to our business model and have a negative impact on our revenues.

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

Our executive offices are located in Redwood City, California, and we also have sales offices in several cities throughout the United States. Our Asia-Pacific headquarters office is located in Hong Kong and we also have office space in Singapore; Tokyo, Japan; and Sydney, Australia, which is operated out of our IBX data centers there. Our EMEA headquarters office is located in London, U.K. and our regional sales offices in EMEA are based in our IBX data centers in EMEA. We have entered into leases for certain of our IBX data centers in Atlanta, Georgia; Buffalo and New York, New York; Dallas, Texas; Chicago, Illinois; Cleveland, Ohio; Englewood, Colorado; Indianapolis, Indiana; Los Angeles, Palo Alto, San Jose, Santa Clara and Sunnyvale, California; Miami and Tampa, Florida; Nashville, Tennessee; Newark, North Bergen and Secaucus, New Jersey; Philadelphia and Pittsburgh, Pennsylvania; Phoenix, Arizona; Reston and Vienna, Virginia; Seattle, Washington; Southfield, Mississippi; St. Louis, Missouri; Toronto, Canada; Waltham, Massachusetts and Rio De Janeiro and Sao Paolo, Brazil in the Americas region; Hong Kong; Singapore; Sydney, Australia and Tokyo, Japan in the Asia-Pacific region; London, U.K.; Paris, France; Frankfurt, Munich and Dusseldorf, Germany; Zurich and Geneva, Switzerland and Enschede and Zwolle, Netherlands in the EMEA region. We own certain of our IBX data centers in Ashburn, Virginia; Chicago, Illinois; Los Angeles and San Jose, California; Paris, France; Frankfurt, Germany and Amsterdam, the Netherlands. We own campuses in Ashburn, Virginia and Frankfurt, Germany that house some of our IBX data centers mentioned in the preceding sentence.

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

The parties in the approximately 300 coordinated cases, including the parties in the Equinix case, reached a settlement. It provides for releases of existing claims and claims that could have been asserted relating to the conduct alleged to be wrongful from the class of investors participating in the settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Equinix. On October 6, 2009, the Court granted final approval to the settlement. The settlement approval was appealed to the United States Court of Appeals for the Second Circuit. One appeal was dismissed and the second appeal was remanded to the District Court to determine if the appellant is a class member with standing to appeal. The District Court ruled that the appellant lacked standing. The appellant appealed the District Court’s decision to the Second Circuit. On January 9, 2012, appellant entered into a settlement agreement with counsel for the plaintiff class pursuant to which he dismissed his appeal with prejudice. As a result, the settlement among the parties in the IPO Litigation is final and the case is concluded.

Pihana Litigation

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawai’i, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the Internet exchange services business of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana’s majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725.0 million value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which added new plaintiffs (other alleged holders of Pihana common stock) but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed in a separate action by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by Equinix and other Defendants. On April 24, 2009, plaintiffs filed a Second Amended Complaint (“SAC”) to correct the naming of certain parties. The SAC is otherwise substantively identical to the Amended Complaint, and all motions to dismiss the Amended Complaint have been treated as responsive to the SAC. On September 1, 2009, the Court heard Defendants’ motions to dismiss the SAC and ruled at the hearing that all claims against all Defendants are time-barred. The Court also considered whether there were further independent grounds for dismissing the claims, and supplemental briefing was submitted with respect to claims against one defendant and plaintiffs’ renewed request for further leave to amend. On March 23, 2010, the Court entered final Orders granting the motions to dismiss as to all Defendants and issued a minute Order denying plaintiffs’ renewed request for further leave to amend. On May 21, 2010, plaintiffs filed a Notice of Appeal, and plaintiffs’ appeal is currently pending before the Hawaii Supreme Court. In January 2011, one group of co-defendants (Morgan Stanley and certain persons and entities affiliated with it) entered into a separate settlement with plaintiffs. The trial court determined that the settlement was made in “good faith” in accordance with Hawai‘i statutory law, and certain non-settling defendants (including Equinix) filed an appeal from that order before the Intermediate Court of Appeals. That appeal has been stayed pending resolution of plaintiffs’ appeal before the Hawai‘i Supreme Court. In August 2011, another group of co-defendants (UBS AG and UBS Capital Asia Pacific Limited Fund) entered into a separate settlement with plaintiffs. The parties stipulated that the ultimate disposition of the Morgan Stanley “good faith” determination will apply to the UBS settlement. In December 2011, the parties reached agreement in principle on a global settlement which provides, among other things, that all claims and proceedings against all defendants will be dismissed with prejudice. It is anticipated that the parties will enter into a formal settlement agreement. In the event that the settlement is not finalized for any reason, we continue to believe that plaintiffs’ claims and alleged damages are without merit and we intend to continue to defend the litigation vigorously.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

Alleged Class Action and Shareholder Derivative Actions

On March 4, 2011, an alleged class action entitled Cement Masons & Plasterers Joint Pension Trust v. Equinix, Inc., et al., No. CV-11-1016-SC, was filed in the United States District Court for the Northern District of California, against Equinix and two of our officers. The suit asserts purported claims under Sections 10(b) and

20(a) of the Securities Exchange Act of 1934 for allegedly misleading statements regarding our business and financial results. The suit is purportedly brought on behalf of purchasers of our common stock between July 29, 2010 and October 5, 2010, and seeks compensatory damages, fees and costs. Defendants filed a motion to dismiss on November 7, 2011 and a hearing on the motion to dismiss is set for February 24, 2012.

On March 8, 2011, an alleged shareholder derivative action entitled Rikos v. Equinix, Inc., et al., No. CGC-11-508940, was filed in California Superior Court, County of San Francisco, against Equinix (as a nominal defendant), the members of our board of directors, and two of our officers. The suit is based on allegations similar to those in the federal securities class action and, allegedly on our behalf, asserts purported state law causes of action against the individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The suit seeks, among other things, compensatory and treble damages, restitution and other equitable relief, and fees and costs. By agreement, this case has been temporarily stayed pending the outcome of Defendants’ motion to dismiss in the class action and, pursuant to that agreement, defendants need not respond to the complaint at this time.

On May 20, 2011, an alleged shareholder derivative action entitled Stopa v. Clontz, et al., No. CV-11-2467-SC was filed in the United States District Court for the Northern District of California, purportedly on behalf of Equinix, against the members of our board of directors. The suit is based on allegations similar to those in the federal securities class action and the state court derivative action, and asserts causes of action against the individual defendants for breach of fiduciary duty for allegedly disseminating false and misleading information, breach of fiduciary duty for allegedly failing to maintain internal controls, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. On June 10, 2011, the court signed an order relating this case to the federal securities class action. Plaintiffs filed an amended complaint on December 14, 2011. By agreement, all other proceedings in this case have been temporarily stayed pending the outcome of Defendants’ motion to dismiss in the class action.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of these matters, and are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Global Select Market under the symbol of “EQIX.” Our common stock began trading in August 2000. The following table sets forth on a per share basis the low and high closing prices of our common stock as reported by the NASDAQ Global Select Market during the last two years.

	Low	High
Fiscal 2011:
Fourth Fiscal Quarter	$84.27	$104.21
Third Fiscal Quarter	82.03	105.87
Second Fiscal Quarter	91.42	101.40
First Fiscal Quarter	82.00	92.43

Fiscal 2010:
Fourth Fiscal Quarter	$70.34	$105.09
Third Fiscal Quarter	78.57	103.31
Second Fiscal Quarter	79.45	103.29
First Fiscal Quarter	91.76	109.56

As of January 31, 2012, we had 46,656,593 shares of our common stock outstanding held by approximately 245 registered holders.

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

During the year ended December 31, 2011, we did not issue or sell any securities on an unregistered basis.

Purchases of Equity Securities by Issuer

The following table sets forth a summary of our stock repurchases under our share repurchase program for the three months ended December 31, 2011:

	Number of shares purchased	Average price per share	Number of shares purchased under publicly announced programs	Approximate dollar value that may yet be purchased under the programs (in thousands)
Beginning balance available under the share repurchase program as of November 1, 2011 (1)	—	$—	—	$250,000
Shares repurchased:

November 2011	414,300	98.78	414,300	(40,925)
December 2011	456,121	100.28	456,121	(45,741)

Total	870,421	99.57	870,421	(86,666)

Ending balance available under the share repurchase program as of December 31, 2011				$163,334

(1)	On November 17, 2011, we announced a share repurchase program to repurchase up to $250.0 million in value of our common stock in the open market or private transactions through December 31, 2012, which is referred to as the share repurchase program (see “Share Repurchase Program” in Note 10 of our Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K).

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on Equinix’s common stock between December 31, 2006 and December 31, 2011 with the cumulative total return of (i) The NASDAQ Composite Index and (ii) The NASDAQ Telecommunications Index. This graph assumes the investment of $100.00 on December 31, 2006 in Equinix’s common stock, in The NASDAQ Composite Index, and in The NASDAQ Telecommunications Index, and assumes the reinvestment of dividends, if any.

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

The following consolidated statement of operations data for the five years ended December 31, 2011 and the consolidated balance sheet data as of December 31, 2011, 2010, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements and the related notes. Our historical results are not necessarily indicative of the results to be expected for future periods. The following selected consolidated financial data for the three years ended December 31, 2011 and as of December 31, 2011 and 2010, should be read in conjunction with our audited consolidated financial statements and the related notes in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K. In addition, in April 2011 and April 2010, we completed our acquisition of an indirect controlling interest in ALOG Data Centers do Brasil S.A. and acquisition of Switch & Data Facilities Company, Inc., respectively. For further information on these acquisitions, refer to Note 2 of our Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

	Years ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$1,606,842	$1,220,334	$882,509	$704,680	$419,442

Costs and operating expenses:
Cost of revenues	867,641	674,667	483,420	414,799	263,768
Sales and marketing	159,091	111,104	63,584	66,913	40,719
General and administrative	265,932	220,781	155,324	146,564	105,794
Restructuring charges	3,481	6,734	(6,053)	3,142	407
Acquisition costs	3,534	12,337	5,155	—	—
Gains on asset sales	—	—	—	—	(1,338)

Total costs and operating expenses	1,299,679	1,025,623	701,430	631,418	409,350

Income from operations	307,163	194,711	181,079	73,262	10,092
Interest income	2,280	1,515	2,384	8,940	15,406
Interest expense	(181,303)	(140,475)	(74,232)	(61,677)	(32,014)
Other-than-temporary impairment recovery (loss) on investments	—	3,626	(2,590)	(1,527)	—
Other income	2,821	690	2,387	1,307	3,047
Loss on debt extinguishment and conversion and interest rate swaps, net	—	(10,187)	—	—	(5,949)
Income tax benefit (expense)	(38,351)	(12,999)	(39,597)	87,619	(473)

Net income (loss)	92,610	36,881	69,431	107,924	(9,891)
Net loss attributable to redeemable non-controlling interests	1,394	—	—	—	—

Net income (loss) attributable to Equinix	$94,004	$36,881	$69,431	$107,924	$(9,891)

Earnings (loss) per share attributable to Equinix, after adjustments related to redeemable non-controlling interests:
Basic	$1.76	$0.84	$1.80	$2.91	$(0.30)

Weighted average shares—basic	46,956	43,742	38,488	37,120	32,595

Diluted	$1.72	$0.82	$1.75	$2.79	$(0.30)

Weighted average shares—diluted	47,898	44,810	39,676	41,582	32,595

Other Financial Data (1):
Net cash provided by operating activities	$587,609	$392,872	$355,492	$267,558	$120,020
Net cash used in investing activities	(1,499,444)	(600,969)	(558,178)	(478,040)	(1,054,725)
Net cash provided by financing activities	748,728	309,686	323,598	145,106	1,145,013

	As of December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term and long-term investments	$1,076,345	$592,839	$604,367	$307,945	$383,900
Accounts receivable, net	139,057	116,358	64,767	66,029	60,089
Property, plant and equipment, net	3,225,912	2,650,953	1,808,115	1,492,830	1,164,613
Total assets	5,785,324	4,448,009	3,038,150	2,434,736	2,182,296
Capital lease and other financing obligations, excluding current portion	390,269	253,945	154,577	133,031	93,604
Mortgage and loans payable, excluding current portion	168,795	100,337	371,322	386,446	313,915
Senior notes	1,500,000	750,000	—	—	—
Convertible debt, excluding current portion	694,769	916,337	893,706	608,510	631,104
Redeemable non-controlling interests	67,601	—	—	—	—
Total stockholders’ equity	1,952,212	1,880,515	1,182,483	916,661	861,992

(1)	For a discussion of our primary non-GAAP financial metric, adjusted EBITDA, see our non-GAAP financial measures discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On April 25, 2011, as more fully described in Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, Zion RJ Participações S.A., referred to as Zion, a Brazilian joint-stock company controlled by our wholly-owned subsidiary and co-owned by RW Brasil Fundo de Investimento em Participações, a subsidiary of Riverwood Capital L.P., referred to as Riverwood, completed the acquisition of approximately 90% of the outstanding capital stock of ALOG Data Centers do Brasil S.A. and its subsidiaries, referred to as ALOG, which resulted in Equinix acquiring an indirect, controlling interest in ALOG of approximately 53%. This transaction is referred to as the ALOG acquisition.

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

In November 2011, our board of directors, referred to as the board, approved a share repurchase program to repurchase up to $250.0 million in value of our common stock in the open market or private transactions through December 31, 2012, which is referred to as the share repurchase program. The share repurchase program was designed to return value to our stockholders and minimize dilution from stock issuances.

Overview

Equinix provides global data center services that protect and connect the world’s most valued information assets. Global enterprises, financial services companies, and content and network service providers rely upon Equinix’s leading insight and data centers in 38 markets around the world for the safeguarding of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following data center services: premium data center colocation, interconnection and exchange services, and outsourced IT infrastructure services. As of December 31, 2011, we operated or had partner IBX data centers in the Atlanta, Boston, Buffalo, Chicago, Cleveland, Dallas, Denver, Detroit, Indianapolis, Los Angeles, Miami, Nashville, New York, Philadelphia, Phoenix, Pittsburgh, Rio De Janeiro, Sao Paulo, Seattle, Silicon Valley, St. Louis, Tampa, Toronto and Washington, D.C. metro areas in the Americas region; France, Germany, Italy, the Netherlands, Switzerland and the United Kingdom in the Europe, Middle East, Africa (EMEA) region; and Australia, Hong Kong, Japan, China and Singapore in the Asia-Pacific region.

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

Excluding the ALOG acquisition, our customer count increased to 4,724 as of December 31, 2011 versus 4,300 as of December 31, 2010, an increase of 10%. This increase was due to organic growth in our business. Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available taking into account power limitations. Excluding the impact of the ALOG acquisition, our utilization rate increased to approximately 80% as of December 31, 2011 versus approximately 74% as of December 31, 2010; however, excluding the impact of our IBX data center expansion projects that have been open for less than four full quarters, our utilization rate would have increased to approximately 85% as of December 31, 2011. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

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

Due to our recurring revenue model, and a cost structure which has a large base that is fixed in nature and generally does not grow in proportion to revenue growth, we expect our cost of revenues, sales and marketing expenses and general and administrative expenses to decline as a percentage of revenue over time, although we expect each of them to grow in absolute dollars in connection with our growth. This is evident in the trends noted below in our discussion on our results of operations. However, for cost of revenues, this trend may periodically be impacted when a large expansion project opens or is acquired and before it starts generating any meaningful revenue. Furthermore, in relation to cost of revenues, we note that the Americas region has a lower cost of revenues as a percentage of revenue than either EMEA or Asia-Pacific. This is due to both the increased scale and maturity of the Americas region compared to either EMEA or Asia-Pacific, as well as a higher cost structure outside of the Americas, particularly in EMEA. While we expect all three regions to continue to see lower cost of revenues as a percentage of revenues in future periods, we expect the trend of the Americas having the lowest cost of revenues as a percentage of revenue and EMEA having the highest to continue. As a result, to the extent that revenue growth outside the Americas grows in greater proportion than revenue growth in the Americas, our overall cost of revenues as a percentage of revenues may increase in future periods. Sales and marketing expenses and general and administrative expenses may also periodically increase as a percentage of revenue as we continue to scale our operations to support our growth.

Constant Currency Presentation

Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Brazilian reais, British pound, Canadian dollar, Euro, Swiss franc, Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the year ended December 31, 2010 are used as exchange rates for the year ended December 31, 2011 when comparing the year ended December 31, 2011 with the year ended December 31, 2010 and average rates in effect for the year ended December 31, 2009 are used as exchange rates for the year ended December 31, 2010 when comparing the year ended December 31, 2010 with the year ended December 31, 2009).

Results of Operations

Our results of operations for the year ended December 31, 2011 include the operations of ALOG from April 25, 2011. Our results of operations for the year ended December 31, 2010 include the operations of Switch & Data Facilities Company, Inc., which is referred to as Switch and Data, from May 1, 2010.

Years Ended December 31, 2011 and 2010

Revenues. Our revenues for the years ended December 31, 2011 and 2010 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2011	%	2010	%	Actual	Constant currency
Americas:
Recurring revenues	$996,015	62%	$748,648	61%	33%	33%
Non-recurring revenues	36,758	2%	27,527	3%	34%	33%

	1,032,773	64%	776,175	64%	33%	33%

EMEA:
Recurring revenues	328,355	20%	256,570	21%	28%	22%
Non-recurring revenues	29,867	2%	25,223	2%	18%	13%

	358,222	22%	281,793	23%	27%	21%

Asia-Pacific:
Recurring revenues	204,152	13%	155,200	13%	32%	24%
Non-recurring revenues	11,695	1%	7,166	0%	63%	54%

	215,847	14%	162,366	13%	33%	25%

Total:
Recurring revenues	1,528,522	95%	1,160,418	95%	32%	29%
Non-recurring revenues	78,320	5%	59,916	5%	31%	27%

	$1,606,842	100%	$1,220,334	100%	32%	29%

Americas Revenues. Growth in Americas revenues was primarily due to (i) additional revenues resulting from acquisitions, including $98.0 million of incremental revenue from Switch and Data ($251.0 million of full-year revenue contributions from Switch and Data during the year ended December 31, 2011 as compared to $153.0 million of partial-year revenue contributions during the year ended December 31, 2010) and $46.9 million of additional revenue resulting from the ALOG acquisition, (ii) $8.9 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago and Dallas metro areas and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data center expansions and additional IBX data center expansions currently taking place in the Dallas, New York, Seattle and Washington, D.C. metro areas, which are expected to open during 2012 and 2013. Our estimates of future revenue growth take account of expected changes in recurring revenues attributable to customer bookings, customer churn or changes or amendments to customers’ contracts.

The following table presents our Americas revenues excluding the impact of acquisitions (dollars in thousands):

	Years ended December 31,		Change
	2011	2010	$	%
Americas:
Recurring revenues	$706,462	$598,860	$107,602	18%
Non-recurring revenues	28,430	24,355	4,075	17%

	$734,892	$623,215	$111,677	18%

EMEA Revenues. During the year ended December 31, 2011, our revenues from the United Kingdom, the largest revenue contributor in the EMEA region for the period, represented approximately 36% of the regional revenues. During the year ended December 31, 2010, our revenues from Germany, the largest revenue contributor in the EMEA region for the period, represented approximately 36% of the regional revenues. Our EMEA revenue growth was due to (i) $30.0 million of revenue from our recently-opened IBX data center expansions in the Amsterdam, London and Paris metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the year ended December 31, 2011, the U.S. dollar was generally weaker relative to the British pound, Euro and Swiss Franc than during the year ended December 31, 2010, resulting in approximately $17.3 million of favorable foreign currency impact to our EMEA revenues during the year ended December 31, 2011 on a constant currency basis. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data center expansions and additional IBX data center expansions currently taking place in the Amsterdam, Frankfurt, London and Paris metro areas, which are expected to open during 2012. Our estimates of future revenue growth take into account expected changes in recurring revenues attributable to customer bookings, customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 40% and 38%, respectively, of the regional revenues for the years ended December 31, 2011 and 2010. Our Asia-Pacific revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the year ended December 31, 2011, we recorded approximately $13.0 million of revenue generated from our recently-opened IBX center expansions in the Hong Kong, Singapore, Sydney and Tokyo metro areas. During the year ended December 31, 2011, the U.S. dollar was generally weaker relative to the Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar than during the year ended December 31, 2010, resulting in approximately $16.2 million of favorable foreign currency impact to our Asia-Pacific revenues during the year ended December 31, 2011 on a constant currency basis. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data center expansions and the additional IBX data center expansion currently taking place in the Singapore and Sydney metro areas which is expected to open during 2012. Our estimates of future revenue growth take into account expected changes in recurring revenues attributable to customer bookings, or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues for the years ended December 31, 2011 and 2010 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2011	%	2010	%	Actual	Constant currency
Americas	$525,250	60%	$408,769	61%	28%	28%
EMEA	212,967	25%	176,937	26%	20%	13%
Asia-Pacific	129,424	15%	88,961	13%	45%	35%

Total	$867,641	100%	$674,667	100%	29%	25%

	Years ended December 31,
	2011	2010
Cost of revenues as a percentage of revenues:
Americas	51%	53%
EMEA	59%	63%
Asia-Pacific	60%	55%
Total	54%	55%

Americas Cost of Revenues. Our Americas cost of revenues for the years ended December 31, 2011 and 2010 included $192.7 million and $150.4 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to both our organic IBX data center expansion activity and acquisitions. Excluding depreciation expense, the increase in our Americas cost of revenues was primarily due to (i) additional Americas cost of revenues resulting from the impact of acquisitions, such as $42.1 million of incremental cost of revenues from Switch and Data and $25.2 million of additional cost of revenues resulting from the ALOG acquisition, and (ii) an increase of $5.4 million in utility costs as a result of increased customer installations. We expect Americas cost of revenues to increase as we continue to grow our business.

EMEA Cost of Revenues. EMEA cost of revenues for the years ended December 31, 2011 and 2010 included $67.0 million and $53.7 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity. Excluding depreciation expense, the increase in EMEA cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as (i) an increase of $8.8 million in utility costs arising from increased customer installations and revenues attributed to customer growth, (ii) $3.6 million of higher compensation expense, including general salaries, bonuses and headcount growth (273 EMEA employees as of December 31, 2011 versus 253 as of December 31, 2010), (iii) $3.1 million increase in property taxes and rent and facility costs , (iv) $2.4 million of higher third-party services such as security and various consulting services and (v) $2.2 million of higher repair and maintenance costs. During the year ended December 31, 2011, the U.S. dollar was generally weaker relative to the British pound, Euro and Swiss franc than during the year ended December 31, 2010, resulting in approximately $11.2 million of unfavorable foreign currency impact to our EMEA cost of revenues during the year ended December 31, 2011 on a constant currency basis. We expect EMEA cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the years ended December 31, 2011 and 2010 included $46.7 million and $28.1 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as (i) $8.7 million in higher utility costs, (ii) an increase of $5.2 million of rent and facility costs, (iii) $2.7 million of higher compensation expense, including general salaries, bonuses and headcount growth (153 Asia-Pacific employees as of December 31, 2011 versus 104 as of December 31, 2010) and (iv) $2.3 million of higher costs related to customer installations. During the year ended December 31, 2011, the U.S. dollar was generally weaker relative to the Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar than during the year ended December 31, 2010, resulting in approximately $9.6 million of unfavorable foreign currency impact to our Asia-Pacific cost of revenues during the year ended December 31, 2011 on a constant currency basis. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the years ended December 31, 2011 and 2010 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2011	%	2010	%	Actual	Constant currency
Americas	$104,179	65%	$72,944	65%	43%	43%
EMEA	36,528	23%	24,071	22%	52%	45%
Asia-Pacific	18,384	12%	14,089	13%	30%	24%

Total	$159,091	100%	$111,104	100%	43%	41%

	Years ended December 31,
	2011	2010
Sales and marketing expenses as a percentage of revenues:
Americas	10%	9%
EMEA	10%	9%
Asia-Pacific	9%	9%
Total	10%	9%

Americas Sales and Marketing Expenses. Our Americas sales and marketing expenses included $6.4 million of additional sales and marketing expenses from the ALOG acquisition. Excluding the impact of the ALOG acquisition, the increase in our Americas sales and marketing expenses was due to (i) $17.2 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (222 Americas sales and marketing employees as of December 31, 2011 versus 189 as of December 31, 2010), (ii) $2.9 million of higher bad debt expense, which is partially due to the revenue growth as discussed above and (iii) $2.4 million of higher recruiting costs and advertising and promotion costs. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Americas sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in Americas sales and marketing initiatives, we believe our Americas sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

EMEA Sales and Marketing Expenses. The increase in our EMEA sales and marketing expenses was primarily due to $8.2 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (117 EMEA sales and marketing employees as of December 31, 2011 versus 80 as of December 31, 2010). During the year ended December 31, 2011, the U.S. dollar was generally weaker relative to the British pound, Euro and Swiss Franc than during the year ended December 31, 2010, resulting in approximately $1.7 million of unfavorable foreign currency impact to our EMEA sales and marketing expenses during the year ended December 31, 2011 on a constant currency basis. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our EMEA sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in EMEA sales and marketing initiatives, we believe our EMEA sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to $2.7 million of higher compensation costs, including sales compensation, general salaries, bonuses and headcount growth (70 Asia-Pacific sales and marketing employees as of December 31, 2011 versus 51 as of December 31, 2010). For the year ended December 31, 2011, the impact of foreign currency fluctuations on our Asia-Pacific sales and marketing expenses was not significant on a constant currency basis. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Asia-Pacific sales and marketing expenses have increased. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

General and Administrative Expenses. Our general and administrative expenses for the years ended December 31, 2011 and 2010 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2011	%	2010	%	Actual	Constant currency
Americas	$191,817	72%	$155,516	71%	23%	23%
EMEA	48,936	18%	44,791	20%	9%	4%
Asia-Pacific	25,179	10%	20,474	9%	23%	15%

Total	$265,932	100%	$220,781	100%	20%	19%

	Years ended December 31,
	2011	2010
General and administrative expenses as a percentage of revenues:
Americas	19%	20%
EMEA	14%	16%
Asia-Pacific	12%	13%
Total	17%	18%

Americas General and Administrative Expenses. Our Americas general and administrative expenses included $6.0 million of additional general and administrative expenses resulting from the ALOG acquisition. Excluding the ALOG acquisition, the increase in our Americas general and administrative expenses was primarily due to (i) $17.0 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (577 Americas general and administrative employees as of December 31, 2011 versus 487 as of December 31, 2010), (ii) $6.2 million of higher depreciation expense as a result of our ongoing efforts to support our growth, such as investments in systems and (iii) $3.9 million of higher professional fees to support our growth. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included taking on additional office space to accommodate our headcount growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including further investment in our back office systems; however, as a percentage of revenues, we generally expect them to decrease.

EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to $3.5 million of higher compensation costs, including general salaries, bonuses and headcount growth (180 EMEA general and administrative employees as of December 31, 2011 versus 149 as of December 31, 2010). During the year ended December 31, 2011, the U.S. dollar was generally weaker relative to the British pound, Euro and Swiss Franc than during the year ended December 31, 2010, resulting in approximately $2.2 million of unfavorable foreign currency impact to our EMEA general and administrative expenses during the year ended December 31, 2011 on a constant currency basis. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to $3.1 million of higher compensation costs, including general salaries, bonuses and headcount growth (153 Asia-Pacific general and administrative employees as of December 31, 2011 versus 128 as of December 31, 2010). During the year ended December 31, 2011, the

U.S. dollar was generally weaker relative to the Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar than during the year ended December 31, 2010, resulting in approximately $1.6 million of unfavorable foreign currency impact to our Asia-Pacific cost of revenues during the year ended December 31, 2011 on a constant currency basis. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Restructuring Charges. During the year ended December 31, 2011, we recorded restructuring charges totaling $3.5 million primarily related to revised sublease assumptions on our excess leased space in the New York metro area. Our excess space lease in the New York metro area remains abandoned and continues to carry a restructuring charge. During the year ended December 31, 2010, we recorded restructuring charges totaling $6.7 million comprised of $5.3 million related to one-time termination benefits attributed to certain Switch and Data employees and $1.4 million related to revised sublease assumptions on our excess leased space in the New York metro area. For additional information, see “Restructuring Charges” in Note 16 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Acquisition Costs. During the year ended December 31, 2011, we recorded acquisition costs totaling $3.5 million primarily related to the ALOG acquisition. During the year ended December 31, 2010, we recorded acquisition costs totaling $12.3 million primarily related to the Switch and Data acquisition.

Interest Income. Interest income increased to $2.3 million for the year ended December 31, 2011 from $1.5 million for the year ended December 31, 2010. Interest income increased primarily due to higher yields on invested balances. The average yield for the year ended December 31, 2011 was 0.33% versus 0.18% for the year ended December 31, 2010. We expect our interest income to remain at these low levels for the foreseeable future due to the impact of a continued low interest rate environment and a portfolio more weighted towards short-term securities.

Interest Expense. Interest expense increased to $181.3 million for the year ended December 31, 2011 from $140.5 million for the year ended December 31, 2010. This increase in interest expense was primarily due to the impact of our $750.0 million 7.00% senior notes offering, additional financings such as capital lease and other financing obligations to support our expansion projects and additional advances from our Asia-Pacific financing. During the years ended December 31, 2011 and 2010, we capitalized $11.9 million and $10.3 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur significantly higher interest expense as we recognize the full impact of the 7.00% senior notes offering, which is approximately $53.9 million annually. We may incur additional indebtedness to support our growth, resulting in further interest expense.

Other-Than-Temporary Impairment Recovery (Loss) On Investments. During the year ended December 31, 2011, no other-than-temporary impairment recovery (loss) on investments was recorded. During the year ended December 31, 2010, we recorded a $3.6 million other-than-temporary impairment recovery on investments due to additional distributions from one of our money market accounts as more fully described in Note 4 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Other Income (Expense). For the years ended December 31, 2011 and 2010, we recorded $2.8 million and $690,000 of other income, respectively, primarily due to foreign currency exchange gains during the periods.

Loss on debt extinguishment and interest rate swaps, net. During the year ended December 31, 2011, no loss on debt extinguishment and interest rate swaps, net, was recorded. During the year ended December 31, 2010, we recorded a $10.2 million loss on debt extinguishment and interest rate swaps, net. See “Loss on Debt Extinguishment and Interest Rate Swaps, Net” in Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Income Taxes. During the year ended December 31, 2011, we recorded $38.4 million of income tax expense. The income tax expense recorded during the year ended December 31, 2011 was primarily a result of applying the effective statutory tax rates to our operating income adjusted for permanent tax adjustments for the period, partially offset by an income tax benefit due to the release of a valuation allowance of $2.5 million associated with our operating entity in Switzerland. During the year ended December 31, 2010, we recorded $13.0 million of income tax expense. The income tax expense recorded during the year ended December 31, 2010 was primarily a result of applying the effective statutory tax rates to our operating income adjusted for permanent tax adjustments for the period, partially offset by income tax benefits due to the release of valuation allowances of $5.2 million and $2.1 million associated with certain of our operating entities in Germany and Singapore, respectively.

Years Ended December 31, 2010 and 2009

Revenues. Our revenues for the years ended December 31, 2010 and 2009 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2010	%	2009	%	Actual	Constant currency
Americas:
Recurring revenues	$748,648	61%	$515,780	59%	45%	45%
Non-recurring revenues	27,527	3%	19,709	2%	40%	40%

	776,175	64%	535,489	61%	45%	45%

EMEA:
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

Americas Revenues. The increase in Americas revenues was primarily due to the impact of the Switch and Data acquisition, which resulted in $153.0 million of additional revenue for the year ended December 31, 2010. The following table presents our Americas revenues excluding the impact of the Switch and Data acquisition (dollars in thousands):

	Years ended December 31,		Change
	2010	2009	$	%
Americas:
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

EMEA Revenues. During the year ended December 31, 2010, our revenues from Germany, the largest revenue contributor in the EMEA region for the period, represented approximately 36% of the regional revenues. During the year ended December 31, 2009, our revenues from the United Kingdom, the largest revenue contributor in the EMEA region for the period, represented approximately 36% of the regional revenues. Our EMEA revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the year ended December 31, 2010, we recorded approximately $29.9 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Dusseldorf, Frankfurt, London, Munich, Paris and Zurich metro areas. Our EMEA revenue growth includes a $4.2 million increase in equipment resales for the year ended December 31, 2010. During the year ended December 31, 2010, the U.S. dollar was generally stronger relative to the British pound, Euro and Swiss franc than during the year ended December 31, 2009, resulting in approximately $9.6 million of unfavorable foreign currency impact to our EMEA revenues during the year ended December 31, 2010 on a constant currency basis.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 38% and 36%, respectively, of the regional revenues for the years ended December 31, 2010 and 2009. Our Asia-Pacific revenue growth was due to an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the year ended December 31, 2010, we recorded approximately $5.4 million of revenue generated from our IBX center expansions in the Hong Kong and Singapore metro areas. During the year ended December 31, 2010, the U.S. dollar was generally weaker relative to the Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar than during the year ended December 31, 2009, resulting in approximately $11.2 million of favorable foreign currency impact to our Asia-Pacific revenues during the year ended December 31, 2010 on a constant currency basis.

Cost of Revenues. Our cost of revenues for the years ended December 31, 2010 and 2009 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2010	%	2009	%	Actual	Constant currency
Americas	$408,769	61%	$269,242	56%	52%	52%
EMEA	176,937	26%	144,875	30%	22%	26%
Asia-Pacific	88,961	13%	69,303	14%	28%	20%

Total	$674,667	100%	$483,420	100%	40%	39%

	Years ended December 31,
	2010	2009
Cost of revenues as a percentage of revenues:
Americas	53%	50%
EMEA	63%	64%
Asia-Pacific	55%	58%
Total	55%	55%

Americas Cost of Revenues. The increase in our Americas cost of revenues was primarily due to the impact of the Switch and Data acquisition, which resulted in $109.6 million of additional cost of revenues for the year ended December 31, 2010. Our Americas cost of revenues for the years ended December 31, 2010 and 2009 included $150.4 million and $99.3 million, respectively, of depreciation expense, including $39.6 million of depreciation expense from the impact of the Switch and Data acquisition for the year ended December 31, 2010.

Excluding the impact of the Switch and Data acquisition, our Americas cost of revenues during the year ended December 31, 2010 was $299.1 million, which represents an increase of 11% from the year ended December 31, 2009. Growth in depreciation expense was primarily due to our IBX center expansion activity. During the year ended December 31, 2009, we revised the estimated useful lives of certain of our property, plant and equipment on a prospective basis effective July 1, 2009 resulting in a $7.1 million decrease in depreciation expense for the year then ended. Excluding depreciation, the increase was primarily due to overall growth related to our revenue growth and costs associated with our expansion projects, including (i) an increase of $7.2 million in rent and facility costs, (ii) an increase of $4.3 million in utility costs as a result of increased customer installations and (iii) a $3.0 million increase in property tax expense.

EMEA Cost of Revenues. EMEA cost of revenues for the years ended December 31, 2010 and 2009 included $53.7 million and $37.1 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity. During the year ended December 31, 2009, we revised the estimated useful lives of certain of our property, plant and equipment on a prospective basis effective July 1, 2009 resulting in a $523,000 decrease in depreciation expense for the year then ended and we recorded a $4.2 million decrease in depreciation expense for the year then ended as an out-of-period adjustment related to incorrectly depreciating certain assets. This $4.2 million out-of-period adjustment represents the correction of errors attributable to the nine months ended September 30, 2009 and the years ended December 31, 2008 and 2007. Excluding depreciation expense, the increase in EMEA cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as (i) $4.2 million of higher compensation expense, including general salaries, bonuses and headcount growth (253 EMEA employees as of December 31, 2010 versus 184 as of December 31, 2009), (ii) $3.5 million of costs associated with equipment resales, (iii) an increase of $3.1 million in utility costs arising from increased customer installations and revenues attributed to customer growth, (iv) $2.1 million of higher repair and maintenance costs, (v) $1.3 million of higher rent and facility costs and (vi) $1.2 million of higher third-party services such as security and various consulting services. During the year ended December 31, 2010, the U.S. dollar was generally stronger relative to the British pound, Euro and Swiss franc than during the year ended December 31, 2009, resulting in approximately $6.0 million of favorable foreign currency impact to our EMEA cost of revenues during the year ended December 31, 2010 on a constant currency basis.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the years ended December 31, 2010 and 2009 included $28.1 million and $24.4 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity. During the year ended December 31, 2009, we revised the estimated useful lives of certain of our property, plant and equipment on a prospective basis effective July 1, 2009 resulting in a $4.4 million decrease in depreciation expense for the year then ended. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as (i) $6.1 million in higher utility costs, (ii) an increase of $4.6 million of rent and facility costs and (iii) $2.1 million of higher compensation expense, including general salaries, bonuses, stock-based compensation and headcount growth (104 Asia-Pacific employees as of December 31, 2010 versus 85 as of December 31, 2009). During the year ended December 31, 2010, the U.S. dollar was generally weaker relative to the Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar than during the year ended December 31, 2009, resulting in approximately $5.7 million of unfavorable foreign currency impact to our Asia-Pacific cost of revenues during the year ended December 31, 2010 on a constant currency basis.

Sales and Marketing Expenses. Our sales and marketing expenses for the years ended December 31, 2010 and 2009 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2010	%	2009	%	Actual	Constant currency
Americas	$72,944	65%	$35,900	56%	103%	103%
EMEA	24,071	22%	17,755	28%	36%	40%
Asia-Pacific	14,089	13%	9,929	16%	42%	35%

Total	$111,104	100%	$63,584	100%	75%	75%

	Years ended December 31,
	2010	2009
Sales and marketing expenses as a percentage of revenues:
Americas	9%	7%
EMEA	9%	8%
Asia-Pacific	9%	8%
Total	9%	7%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to the impact of the Switch and Data acquisition, which resulted in $16.0 million of additional sales and marketing expenses, including $6.0 million of amortization expense for customer contracts, for the year ended December 31, 2010.

Excluding the impact of the Switch and Data acquisition, our Americas sales and marketing expenses during the year ended December 31, 2010 were $56.9 million, which represents an increase of 59% from the year ended December 31, 2009. This increase was primarily due to (i) $14.3 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (147 Americas sales and marketing employees as of December 31, 2010 versus 112 as of December 31, 2009), (ii) $3.3 million of higher costs related to travel and marketing programs and (iii) $1.1 million of higher bad debt expense.

EMEA Sales and Marketing Expenses. The increase in our EMEA sales and marketing expenses was primarily due to $3.7 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (80 EMEA sales and marketing employees as of December 31, 2010 versus 55 as of December 31, 2009) and $1.1 million of higher costs related to travel and marketing programs. For the year ended December 31, 2010, the impact of foreign currency fluctuations to our EMEA sales and marketing expenses was not significant on a constant currency basis.

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

General and Administrative Expenses. Our general and administrative expenses for the years ended December 31, 2010 and 2009 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2010	%	2009	%	Actual	Constant currency
Americas	$155,516	71%	$104,141	67%	49%	49%
EMEA	44,791	20%	33,240	21%	35%	37%
Asia-Pacific	20,474	9%	17,943	12%	14%	8%

Total	$220,781	100%	$155,324	100%	42%	42%

	Years ended December 31,
	2010	2009
General and administrative expenses as a percentage of revenues:
Americas	20%	19%
EMEA	16%	15%
Asia-Pacific	13%	15%
Total	18%	18%

Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to the impact of the Switch and Data acquisition, which resulted in $21.3 million of additional general and administrative expenses for the year ended December 31, 2010.

Excluding the impact of the Switch and Data acquisition, our Americas general and administrative expenses during the year ended December 31, 2010 were $134.2 million, which represents an increase of 29% from the year ended December 31, 2009. This increase in our Americas general and administrative expenses was primarily due to (i) $20.8 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (396 Americas general and administrative employees as of December 31, 2010 versus 298 as of December 31, 2009), (ii) $2.2 million of higher depreciation expense as a result of our ongoing efforts to support our growth, such as investment in systems, (iii) an increase of $2.1 million in professional services related to various consulting projects and (iv) $1.9 million of higher costs related to our headquarters expansion to facilitate our growth.

EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to $5.9 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (149 EMEA general and administrative employees as of December 31, 2010 versus 109 as of December 31, 2009) and $2.9 million of higher professional services related to various consulting projects to support our growth. During the year ended December 31, 2010, the U.S. dollar was generally stronger relative to the British pound, Euro and Swiss franc than during the year ended December 31, 2009, resulting in approximately $865,000 of favorable foreign currency impact to our EMEA general and administrative expenses during the year ended December 31, 2010 on a constant currency basis.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to $1.9 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (128 Asia-Pacific general and administrative employees as of December 31, 2010 versus 105 as of December 31, 2009). During the year ended December 31, 2010, the U.S. dollar was generally weaker relative to the Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar than during the year ended December 31, 2009, resulting in approximately $1.1 million of unfavorable foreign currency impact to our Asia-Pacific general and administrative expenses during the year ended December 31, 2010 on a constant currency basis.

Restructuring Charges. During the year ended December 31, 2010, we recorded restructuring charges totaling $6.7 million comprised of $5.3 million related to one-time termination benefits attributed to certain Switch and Data employees and $1.4 million related to revised sublease assumptions on our excess leased space in the New York metro area. For additional information, see “Restructuring Charges” in Note 16 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. We anticipate that we will incur additional restructuring charges in connection with the Switch and Data acquisition related to one-time termination benefits during 2011. During the year ended December 31, 2009, we recorded reductions of restructuring charges totaling $6.1 million, primarily due to a reversal of a restructuring charge accrual of $5.8 million for our excess space in the Los Angeles metro area as a result of our decision to utilize this space to expand our original Los Angeles IBX data center. Our excess space lease in the New York metro area remains abandoned and continues to carry a restructuring charge. Our restructuring charges all relate to our Americas geographic region.

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

Interest Expense. Interest expense increased to $140.5 million for the year ended December 31, 2010 from $74.2 million for the year ended December 31, 2009. This increase in interest expense was primarily due to additional financings entered into during 2009 and 2010 consisting of (i) our $750.0 million 8.125% senior notes offering in February 2010, (ii) our $373.8 million 4.75% convertible subordinated notes offering in June 2009 and (iii) our Asia-Pacific financing in April 2010, of which $120.3 million was outstanding as of December 31, 2010 with an approximate interest rate of 4.86% per annum, which replaced both our older Asia-Pacific and Singapore financings. This increase was partially offset by our repayment of the Chicago IBX financing in March 2010, the European financing in April 2010 and the Netherlands financing in June 2010. During the years ended December 31, 2010 and 2009, we capitalized $10.3 million and $12.9 million, respectively, of interest expense to construction in progress.

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

Loss on debt extinguishment and interest rate swaps, net. During the year ended December 31, 2010, we recorded a $10.2 million loss on debt extinguishment and interest rate swaps, net. See “Loss on Debt Extinguishment and Interest Rate Swaps, Net” in Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. We did not record any loss on debt extinguishment and interest rate swaps, net, during the year ended December 31, 2009.

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

We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges and acquisition costs as presented below (dollars in thousands):

	Years ended December 31,
	2011	2010	2009
Income from operations	$307,163	$194,711	$181,079
Depreciation, amortization and accretion expense	352,653	263,564	175,371
Stock-based compensation expense	71,532	67,489	53,056
Acquisition costs	3,534	12,337	5,155
Restructuring charges	3,481	6,734	(6,053)

Adjusted EBITDA	$738,363	$544,835	$408,608

The geographic split of our adjusted EBITDA is presented below (dollars in thousands):

	Years ended December 31,
	2011	2010	2009
Americas:
Income from operations	$205,195	$121,118	$128,168
Depreciation, amortization and accretion expense	228,739	173,811	106,207
Stock-based compensation expense	56,214	50,966	40,082
Acquisition costs	2,851	11,094	4,091
Restructuring charges	3,481	6,734	(6,053)

Adjusted EBITDA	$496,480	$363,723	$272,495

EMEA:
Income from operations	$59,420	$34,929	$31,202
Depreciation, amortization and accretion expense	74,486	60,291	43,744
Stock-based compensation expense	8,869	9,397	5,843
Acquisition costs	371	1,065	1,064

Adjusted EBITDA	$143,146	$105,682	$81,853

Asia-Pacific:
Income from operations	$42,548	$38,664	$21,709
Depreciation, amortization and accretion expense	49,428	29,462	25,420
Stock-based compensation expense	6,449	7,126	7,131
Acquisition costs	312	178	—

Adjusted EBITDA	$98,737	$75,430	$54,260

Our adjusted EBITDA results have improved each year and in each region in total dollars due to the improved operating results discussed earlier in “Results of Operations”, as well as the nature of our business model consisting of a recurring revenue stream and a cost structure which has a large base that is fixed in nature that is also discussed earlier in “Overview”. Although we have also been investing in our future growth as described above (e.g. additional IBX center expansions, acquisitions and increased investments in sales and marketing expenses), we believe that our adjusted EBITDA results will continue to improve in future periods as we continue to grow our business.

Liquidity and Capital Resources

As of December 31, 2011, our total indebtedness was comprised of (i) convertible debt principal totaling $1.0 billion from our 2.50% convertible subordinated notes (gross of discount), our 3.00% convertible subordinated notes, and our 4.75% convertible subordinated notes (gross of discount) and (ii) non-convertible debt and financing obligations totaling $2.2 billion consisting of (a) $1.5 billion of principal from our 8.125% and 7.00% senior notes, (b) $256.2 million of principal from our loans payable and (c) $401.8 million from our capital lease and other financing obligations.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, and to complete our publicly-announced expansion projects. As of December 31, 2011, we had $1.1 billion of cash, cash equivalents and short-term and long-term investments, of which approximately $960.0 million was held in the U.S. We believe that our current expansion activities in the U.S. can be funded with our U.S.-based cash and cash equivalents and investments. Besides our investment portfolio and any further financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity. Additionally, approximately 15% of our gross trade receivables are attributable to our EMEA region, and due to the risks posed by the current European debt crisis and credit downgrade, our EMEA-based customers may have difficulty paying us. As a result, our liquidity could be adversely impacted by the possibility of increasing trade receivable aging and higher allowance for doubtful accounts.

As of December 31, 2011, we had a total of $125.3 million of additional liquidity available to us under the $150.0 million senior revolving credit facility. While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and to complete our publicly-announced IBX expansion plans, we may pursue additional expansion opportunities, primarily the build-out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions. While we expect to fund these expansion plans with our existing resources, additional financing, either debt or equity, may be required to pursue certain new or unannounced additional expansion plans, including acquisitions. However, if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

Sources and Uses of Cash

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Net cash provided by operating activities	$587,609	$392,872	$355,492
Net cash used in investing activities	(1,499,444)	(600,969)	(558,178)
Net cash provided by financing activities	748,728	309,686	323,598

Operating Activities

The increase in net cash provided by operating activities during 2011 compared to 2010 and 2009 was primarily due to improved operating results and growth in customer installations. Although our collections remain strong, it is possible for some large customer receivables that were anticipated to be collected in one quarter to slip to the next quarter. For example, some large customer receivables that were anticipated to be collected in December 2011 were instead collected in January 2012, which negatively impacted cash flows from operating activities for the year ended December 31, 2011. We expect that we will continue to generate cash from our operating activities throughout 2012 and beyond.

Investing Activities

The increase in net cash used in investing activities during 2011 compared to 2010 and 2009 was primarily due to higher purchases of investments, which were $1.3 billion during 2011 compared to $744.8 million and $379.6 million during 2010 and 2009, respectively. During 2012, we expect that our IBX expansion construction activity will be similar to our 2011 levels. However, if the opportunity to expand is greater than planned and we have sufficient funding to increase the expansion opportunities available to us, we may increase the level of capital expenditures to support this growth as well as pursue additional acquisitions or joint ventures.

Financing Activities

The net cash provided by financing activities for the year ended December 31, 2011 was primarily due to our $750.0 million 7.00% senior notes offering in July 2011, partially offset by $86.7 million purchases of treasury stock and $33.3 million repayment of our debt. The net cash provided by financing activities for the year ended December 31, 2010 was primarily due to our $750.0 million 8.125% senior notes offering in February 2010 and approximately $63.4 million of incremental net proceeds from the Asia-Pacific financing, which replaced our previous Asia-Pacific financing and Singapore financing, partially offset by $328.6 million repayment of our debt facilities, including the Chicago IBX financing, the European financing, the Netherlands financing and mortgage payable. Net cash provided by financing activities during the year ended December 31, 2009 was primarily the result of $373.8 million in gross proceeds from our 4.75% convertible notes offering, partially offset by payment of the associated capped call transaction. Going forward, we expect that our financing activities will consist primarily of repayment of our debt for the foreseeable future. However, we may pursue additional financings in the future to support expansion opportunities, additional acquisitions or joint ventures.

Debt Obligations—Convertible Debt

4.75% Convertible Subordinated Notes. In June 2009, we issued $373.8 million aggregate principal amount of 4.75% convertible subordinated notes due June 15, 2016. Interest is payable semi-annually on June 15 and December 15 of each year, beginning December 15, 2009. The initial conversion rate is 11.8599 shares of common stock per $1,000 principal amount of 4.75% convertible subordinated notes, subject to adjustment. This represents an initial conversion price of approximately $84.32 per share of common stock. Upon conversion, holders will receive, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. As of December 31, 2011, the 4.75% convertible subordinated notes were convertible into 4.4 million shares of our common stock.

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

Holders of the 3.00% convertible subordinated notes may convert their notes at their option on any day up to and including the business day immediately preceding the maturity date into shares of our common stock. The base conversion rate is 7.436 shares of common stock per $1,000 principal amount of 3.00% convertible subordinated notes, subject to adjustment. This represents a base conversion price of approximately $134.48 per share of common stock. If, at the time of conversion, the applicable stock price of our common stock exceeds the base conversion price, the conversion rate will be determined pursuant to a formula resulting in the receipt of up to 4.4616 additional shares of common stock per $1,000 principal amount of the 3.00% convertible subordinated notes, subject to adjustment. However, in no event would the total number of shares issuable upon conversion of the 3.00% convertible subordinated notes exceed 11.8976 per $1,000 principal amount of 3.00% convertible subordinated notes, subject to anti-dilution adjustments, or the equivalent of $84.05 per share of our common stock or a total of 4.7 million shares of our common stock. As of December 31, 2011, the 3.00% convertible subordinated notes were convertible into 2.9 million shares of our common stock.

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

We may only redeem all or a portion of the 2.50% convertible subordinated notes at any time after April 16, 2010 for cash but only if the closing sale price of our common stock for at least 20 of the 30 consecutive trading days immediately prior to the day we give notice of redemption is greater than 130% of the applicable conversion price per share of common stock on the date of the notice, which was $145.64 per share as of December 31, 2011. The redemption price will equal 100% of the principal amount of the convertible subordinated notes, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Upon conversion, due to the conversion formulas associated with the 2.50% convertible subordinated notes, if our stock is trading at levels exceeding $112.03 per share, and if we elect to pay any portion of the consideration in cash, additional consideration beyond the $250.0 million of gross proceeds received would be required. However, in no event would the total number of shares issuable upon conversion of the 2.50% convertible subordinated notes exceed 11.6036 per $1,000 principal amount of convertible subordinated notes, subject to anti-dilution adjustments, or the equivalent of $86.18 per share of common stock or a total of 2.9 million shares of our common stock. As of December 31, 2011, the 2.50% convertible subordinated notes were convertible into 2.2 million shares of our common stock.

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

Debt issuance costs related to the 7.00% senior notes, net of amortization, were $13.6 million as of December 31, 2011.

8.125% Senior Notes. In February 2010, we issued $750.0 million aggregate principal amount of 8.125% senior notes due March 1, 2018, which are referred to as the senior notes. Interest is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2010.

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

Loans Payable

Senior Revolving Credit Line. In September 2011, we entered into a $150.0 million senior unsecured revolving credit facility with a group of lenders, which is referred to as the lenders. This transaction is referred to as the senior revolving credit line. The senior revolving credit line replaced our $25.0 million credit facility with Bank of America, which is referred to as the $25.0 million Bank of America revolving credit line. As a result, the outstanding letters of credit issued under the $25.0 million Bank of America revolving credit line were all transferred to the senior revolving credit line. We may use the senior revolving credit line for working capital, capital expenditures, issuance of letters of credit, general corporate purposes and to refinance a portion of our existing debt obligations. The senior revolving credit line has a five-year term and allows us to borrow, repay and re-borrow over the term. The senior revolving credit line provides a sublimit for the issuance of letters of credit of up to $100.0 million and a sublimit for swing line borrowings of up to $25.0 million. Borrowings under the senior revolving credit line carry an interest rate of US$ LIBOR plus an applicable margin ranging from 1.25% to 1.75% per annum, which varies as a function of our senior leverage ratio. We are also subject to a quarterly non-utilization fee ranging from 0.30% to 0.40% per annum, pricing of which will also vary as a function of our senior leverage ratio. Additionally, we may increase the size of the senior revolving credit line at our election by up to $100.0 million, subject to approval by the lenders and based on current market conditions. The senior revolving credit line contains several financial covenants, which we must comply with quarterly, including a leverage ratio, fixed charge coverage ratio and a minimum net worth covenant. As of December 31, 2011, we were in compliance with all financial covenants in connection with the senior revolving credit line. As of December 31, 2011, we had 15 irrevocable letters of credit totaling approximately $24.7 million issued and outstanding under the senior revolving credit line. As a result, the amount available to borrow was $125.3 million as of December 31, 2011.

Paris 4 IBX Financing. In March 2011, we entered into two agreements with two unrelated parties to purchase and develop a building that will ultimately become our fourth IBX data center in the Paris metro area. The first agreement, as amended, allowed us the right to purchase the property for a total fee of approximately $19.4 million, payable to a company that held exclusive rights (including power rights) to the property and was already in the process of developing the property into a data center and will now, instead, become the anchor tenant in the Paris 4 IBX data center once it is open for business. The second agreement was entered into with the developer of the property and allowed us to take immediate title to the building and associated land and also requires the developer to construct the data center to our specifications and deliver the completed data center to us in July 2012 for a total fee of approximately $99.7 million. Both agreements include extended payment terms. We made payments under both agreements totaling approximately $35.9 million during the year ended December 31, 2011 and the remaining payments due totaling approximately $83.3 million are payable on various dates through March 2013, which is referred to as the Paris 4 IBX financing. Of the amounts paid or payable under the Paris 4 IBX financing, a total of $15.0 million was allocated to land and building assets, $3.3 million was allocated to a deferred charge, which will be netted against revenue associated with the anchor tenant of the Paris 4 IBX data center over the term of the customer contract, and the remainder totaling $100.9 million was or will be allocated to construction costs inclusive of interest charges. We have imputed an interest rate of 7.86% per annum on the Paris 4 IBX financing as of December 31, 2011. We will record additional construction costs and increase the Paris 4 IBX financing liability over the course of the construction period. The Paris 4 IBX financing also required us to post approximately $87.9 million of cash into a restricted cash account to ensure liquidity for the developer during the construction period. In January and February 2012, we made payments of approximately $48.3 million from the restricted cash account under the Paris 4 IBX Financing.

Asia-Pacific Financing. In May 2010, our five wholly-owned subsidiaries, located in Australia, Hong Kong, Japan and Singapore, completed a new multi-currency credit facility agreement for approximately $225.1 million, which is referred to as the Asia-Pacific financing, comprising 79.2 million Australian dollars, 370.4 million Hong Kong dollars, 99.4 million Singapore dollars and 1.5 billion Japanese yen. The Asia-Pacific financing replaced our previous Asia-Pacific financing and Singapore financing. The Asia-Pacific financing has a five-year term with semi-annual principal payments and quarterly debt service and consists of two tranches: (i) Tranche A totaling approximately $90.8 million was available for immediate drawing upon satisfaction of certain conditions precedent and was used to refinance the older Asia-Pacific financing and Singapore financing and (ii) Tranche B totaling approximately $132.8 million was available for drawing in Australian, Hong Kong and Singapore dollars only for up to 24 months following the effective date of the Asia-Pacific financing. The Asia Pacific financing bears an interest rate of 3.50% above the local borrowing rates for the first 12 months and interest rates between 2.50%-3.50% above the local borrowing rates thereafter, depending on the leverage ratio within our five subsidiaries. The Asia-Pacific financing contains four financial covenants, which we must comply with quarterly, consisting of two leverage ratios, an interest coverage ratio and a debt service ratio. The Asia-Pacific financing is guaranteed by us and is secured by most of our five subsidiaries’ assets and share pledges. As of December 31, 2011, our five subsidiaries had fully utilized Tranche A and Tranche B under the Asia-Pacific financing. The loans payable under the Asia-Pacific financing have a final maturity date of March 2015. As of December 31, 2011, we were in compliance with all financial covenants in connection with the Asia-Pacific financing. As of December 31, 2011, approximately $193.8 million was outstanding under the Asia-Pacific financing at an approximate blended interest rate of 5.40% per annum.

Capital Lease and Other Financing Obligations

We have numerous capital lease and other financing obligations with maturity dates ranging from 2012 to 2030 under which a total principal balance of $401.8 million remained outstanding as of December 31, 2011 with a weighted average effective interest rate of 7.99%. For further information on our capital leases and other financing obligations, see “Capital Leases and Other Financing Obligations” in Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Contractual Obligations and Off-Balance-Sheet Arrangements

We lease a majority of our IBX data centers and certain land and equipment under non-cancelable lease agreements expiring through 2035. The following represents our contractual obligations as of December 31, 2011 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Convertible debt (1)	$250,000	$—	$395,986	$—	$—	$373,750	$1,019,736
Senior notes (1)	—	—	—	—	—	1,500,000	1,500,000
Asia-Pacific financing (1)	36,206	58,178	64,393	35,066	—	—	193,843
Paris 4 IBX financing (2)	79,838	6,089	—	—	—	—	85,927
ALOG debt (1)	4,640	2,252	3,370	22	4	—	10,288
Interest (3)	156,860	150,047	144,110	131,513	122,314	354,075	1,058,919
Capital lease and other financing obligations (4)	39,699	42,606	46,476	49,603	49,702	385,695	613,781
Operating leases under accrued restructuring charges (5)	2,429	2,444	2,459	1,445	—	—	8,777
Operating leases (6)	113,764	116,527	111,694	94,594	82,938	468,565	988,082
Other contractual commitments (7)	426,688	41,184	9,117	—	—	—	476,989
Asset retirement obligations (8)	344	1,053	1,285	5,840	48,065	—	56,587
ALOG acquisition contingent consideration (9)	—	19,285	—	—	—	—	19,285
Redeemable non-controlling interests	—	—	67,601	—	—	—	67,601

	$1,110,468	$439,665	$846,491	$318,083	$303,023	$3,082,085	$6,099,815

(1)	Represents principal only.
(2)	Represents total payments to be made to complete the construction of the Paris 4 IBX center.
(3)	Represents interest on ALOG debt, convertible debt, senior notes and Asia-Pacific financing based on their approximate interest rates as of December 31, 2011.
(4)	Represents principal and interest.
(5)	Excludes any subrental income.
(6)	Represents minimum operating lease payments, excluding potential lease renewals.
(7)	Represents off-balance sheet arrangements. Other contractual commitments are described below.
(8)	Represents liability, net of future accretion expense.
(9)	Represents an off-balance sheet arrangement for the ALOG acquisition contingent consideration and includes the portion of the contingent consideration that will be funded by Riverwood.

In connection with certain of our leases, we entered into 15 irrevocable letters of credit totaling $24.7 million under the senior revolving credit line. These letters of credit were provided in lieu of cash deposits under the senior revolving credit line. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the senior revolving credit line. These contingent commitments are not reflected in the table above.

We had accrued liabilities related to uncertain tax positions totaling approximately $22.2 million as of December 31, 2011. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.

Primarily as a result of our various IBX expansion projects, as of December 31, 2011, we were contractually committed for $338.7 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during 2012, is reflected in the table above as “other contractual commitments.”

We had other non-capital purchase commitments in place as of December 31, 2011, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2012 and beyond. Such other purchase commitments as of December 31, 2011, which total $138.3 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $150.0 million to $200.0 million, in addition to the $338.7 million in contractual commitments discussed above as of December 31, 2011, in our various IBX expansion projects during 2012 and thereafter in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.

Other Off-Balance-Sheet Arrangements

We have various guarantor arrangements with both our directors and officers and third parties, including customers, vendors and business partners (see “Guarantor Arrangements” in Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K). As of December 31, 2011, there were no significant liabilities recorded for these arrangements.

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

The accounting standard for income taxes requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined by the accounting standard as a likelihood of more than 50%) such assets will not be realized.

A tax benefit from an uncertain income tax position may be recognized in the financial statements only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents.

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

In assessing the tax benefit from an uncertain income tax position, the tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

As of December 31, 2011 and 2010, we had total net deferred tax liabilities of $58.7 million and $49.1 million, respectively. As of December 31, 2011 and 2010, we had a total valuation allowance of $39.6 million and $42.0 million, respectively. During the year ended December 31, 2011, we decided to release the valuation allowance associated with an entity in Switzerland which resulted in an income tax benefit of $2.5 million in our results of operations. During the year ended December 31, 2010, we decided to release our valuation allowance associated with one entity each in Germany and Singapore, which resulted in an income tax benefit of $5.2 million and $2.1 million, respectively, in our results of operations.

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

Our remaining valuation allowances as of December 31, 2011 total $39.6 million and primarily relates to certain of our subsidiaries outside of the U.S. If and when we release our remaining valuation allowances, it will have a favorable impact to our financial position and results of operations in the periods such determinations are made. We will continue to assess the need for our valuation allowances, by country or location, in the future.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

As of December 31, 2011 and 2010, we had unrecognized tax benefits of $43.6 million and $16.6 million, respectively. During the year ended December 31, 2011, the unrecognized tax benefits increased by $27.0 million primarily as a result of the ALOG Acquisition. During the year ended December 31, 2010, the unrecognized tax benefits increased by $15.0 million primarily as a result of the Switch and Data Acquisition. The unrecognized tax benefits of $43.6 million as of December 31, 2011, if subsequently recognized, will affect the Company’s effective tax rate favorably at the time when such benefit is recognized.

Accounting for Business Combinations

In accordance with the accounting guidance for business combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed, if any, is recorded as goodwill.

We use all available information to estimate fair values. We typically engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets such as customer contracts, leases and any other significant assets or liabilities and contingent consideration. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date if we obtain more information regarding asset valuations and liabilities assumed.

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

During the last three years, we have completed several business combinations, including the ALOG acquisition and Switch and Data acquisition in April 2011 and April 2010, respectively. Subsequent to the Switch and Data acquisition, we adjusted the purchase price allocation due to changes in estimates and assumptions; however, in the aggregate, these adjustments had an insignificant impact to our financial statements for the year ended December 31, 2010. The purchase price allocation for the Switch and Data acquisition was completed in the fourth quarter of 2010. Our measurement period for the ALOG acquisition will remain open through the second quarter of 2012.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we used to complete the purchase price allocations and the fair value of assets acquired and liabilities assumed. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material, which would be recorded in our statements of operations commencing in 2012.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Accounting for Impairment of Goodwill

In accordance with the accounting standard for goodwill and other intangible assets, we perform goodwill impairment reviews annually, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

During the fourth quarter of 2011, we early adopted the accounting standard update for testing goodwill for impairment. The accounting standard update provides companies with the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test.

During the year ended December 31, 2011, we completed annual goodwill impairment reviews of the Americas reporting unit, the EMEA reporting unit and the Asia-Pacific reporting unit and concluded that there was no impairment as the fair value of Americas reporting unit exceeded its carrying value and it was not more likely than not that the fair value of the EMEA and Asia-Pacific reporting units was less than their respective carrying values.

When we elect to perform the first step of the two-step goodwill impairment test, we use both the income and market approach. Under the income approach, we develop a five-year cash flow forecast and use our weighted-average cost of capital applicable to our reporting units as discount rates. This requires assumptions and estimates derived from a review of our actual and forecasted operating results, approved business plans, future economic conditions and other market data. When we elect to perform the goodwill impairment test by assessing qualitative factors determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value requires assumptions and estimates, the assessment also requires assumptions and estimates derived from a review of our actual and forecasted operating results, approved business plans, future economic conditions and other market data.

These assumptions require significant management judgment and are inherently subject to uncertainties.

Future events, changing market conditions and any changes in key assumptions may result in an impairment charge. While we have never recorded an impairment charge against our goodwill to date, the development of adverse business conditions in our Americas, EMEA or Asia-Pacific reporting units, such as higher than anticipated customer churn or significantly increased operating costs, or significant deterioration of our market comparables that we use in the market approach, could result in an impairment charge in future periods.

As of December 31, 2011, goodwill attributable to the Americas reporting unit, the EMEA reporting unit and the Asia-Pacific reporting unit was $499.5 million, $347.0 million and $20.0 million, respectively. Any potential impairment charge against our goodwill would not exceed the amounts recorded on our consolidated balance sheets.

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

While there are numerous judgments and uncertainties involved in accounting for property, plant and equipment that are significant, arriving at the estimated useful life of an asset requires the most critical judgment for us and changes to these estimates would have the most significant impact to our financial position and results of operations. When we lease a property for our IBX data centers, we generally enter into long-term arrangements with initial lease terms of at least 8-10 years and with renewal options generally available to us. During the next several years, a number of leases for our IBX data centers will come up for renewal. As we start approaching the end of these initial lease terms, we will need to reassess the estimated useful lives of our property, plant and equipment. In addition, we may find that our estimates for the useful lives of non-leased assets may also need to be revised periodically. In many cases, we arrived at these estimates during 1999 when we opened our first three IBX data centers. We reassessed the estimated useful lives of certain of our property, plant and equipment during the third quarter of 2009 and we expect we will continue to periodically review such estimates and further changes in the future are possible.

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

As of December 31, 2011 and 2010, we had property, plant and equipment of $3.2 billion and $2.7 billion, respectively. During the years ended December 31, 2011, 2010 and 2009, we recorded depreciation expense of $328.6 million, $246.5 million and $168.0 million, respectively. Further changes in our estimated useful lives of our property, plant and equipment could have a significant impact to our results of operations.

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

Investment Portfolio Risk

All of our marketable securities are designated as available-for-sale and are therefore recorded at fair value on our consolidated balance sheets with the unrealized gains or losses reported as a separate component of other comprehensive income or loss. We consider various factors in determining whether we should recognize an impairment charge for our securities, including the length of time and extent to which the fair value has been less than our cost basis and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery. As more fully described in Note 4 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, during the year ended December 31, 2009, we incurred an other-than-temporary impairment loss of $2.6 million from our investment portfolio (consisting of a single money market account that incurred additional other-than-temporary impairment losses totaling $1.5 million in 2008), of which $3.6 million was recovered during the year ended December 31, 2010. If market conditions continue to deteriorate and liquidity constraints become even more pronounced, we could sustain more losses from our investment portfolio. As our securities mature, we have been increasing our holdings in U.S. government securities, such as Treasury bills and Treasury notes of a short-term duration and lower yield. As a result, we expect our interest income to remain low in the foreseeable future.

As of December 31, 2011, our investment portfolio of cash equivalents and marketable securities consisted of money market fund investments, corporate bonds, asset backed securities and U.S government and agency obligations, foreign government securities, commercial papers and certificates of deposit. Excluding the U.S. government holdings which carry a lower risk and lower return in comparison to other securities in the portfolio, the remaining amount in our investment portfolio that could be more susceptible to market risk totaled $299.7 million.

Interest Rate Risk

Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio and a variable-rate financing in the Asia-Pacific region. The fair value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of December 31, 2011 the average duration of our portfolio was less than three months. If current interest rates were to increase or decrease by 10% from their position as of December 31, 2011, the fair value of our investment portfolio could increase or decrease by approximately $834,000.

An immediate 10% increase or decrease in current interest rates from their position as of December 31, 2011 would not have a material impact on our debt obligations due to the fixed nature of the majority of our debt obligations. However, the interest expense associated with our Asia-Pacific financing, which bears interest at variable rates tied to local cost of funds, could be affected. For every 100 basis point change in interest rates, our annual interest expense could increase or decrease by a total of approximately $3.7 million based on the total balance of our borrowings under the Asia-Pacific financing as of December 31, 2011. As of December 31, 2011, we had no outstanding interest rate swaps.

The fair value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair value of the fixed interest rate debt but do not impact our earnings or cash flows. The fair value of our convertible debt, which is traded in the market, is based on quoted market prices. The fair value of our loans payable, which are not traded in the market, is estimated by considering our credit rating, current rates available to us for debt of the same remaining maturities and the terms of the debt. The following represents the estimated fair value of our loans payable, senior notes and convertible debt and as of (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans payable	$256,235	$269,451	$120,315	$126,958
Senior Notes	1,500,000	1,612,287	750,000	816,270
Convertible debt	941,084	1,057,801	916,337	995,012

We may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.

Foreign Currency Risk

The majority of our revenue is denominated in U.S. dollars, generated mostly from customers in the U.S. However, approximately 40% of both our revenues and operating costs are attributable to Brazil, Canada and the EMEA and Asia-Pacific regions and a large portion of those revenues and costs are denominated in a currency other than the U.S. dollar, primarily the Brazilian Reais, Canadian dollar, British pound, Euro, Swiss franc, Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar. As a result, our operating results and cash flows are impacted by currency fluctuations relative to the U.S. dollar. To protect against certain reductions in value caused by changes in currency exchange rates, we have established a risk management program to offset some of the risk of carrying assets and liabilities denominated in foreign currencies. As a result, we enter into foreign currency forward contracts to manage the risk associated with certain foreign currency-denominated assets and liabilities. Our risk management program reduces, but does not entirely eliminate, the impact of currency exchange rate movements and its impact on the consolidated statements of operations. As of December 31, 2011, the outstanding foreign currency forward contracts had maturities of less than one year.

For the foreseeable future, we anticipate that approximately 35-45% of our revenues and operating costs will continue to be generated and incurred outside of the U.S. in currencies other than the U.S. dollar. While we hedge certain of our balance sheet foreign currency assets and liabilities, we do not hedge revenue. During fiscal 2011, the U.S. dollar was generally weak relative to certain of the currencies of the foreign countries in which we operate. This overall weakness of the U.S. dollar had a positive impact on our consolidated results of operations because the foreign denominations translated into more U.S. dollars; however, the U.S. dollar began to strengthen towards the end of 2011, which is expected to have a negative impact on our results of operations as we enter 2012. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which we do business could have a significant impact on our consolidated financial position and results of operations including the amount of revenue that we report in future periods.

We may enter into additional hedging activities in the future to mitigate our exposure to foreign currency risk as our exposure to foreign currency risk continues to increase due to our growing foreign operations; however, we do not currently intend to eliminate all foreign currency transaction exposure.

Commodity Price Risk

Certain operating costs incurred by us are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodities most likely to have an impact on our results of operations in the event of price changes are electricity, supplies and equipment used in our IBX data centers. We closely monitor the cost of electricity at all of our locations. We have entered into several power contracts to purchase power at fixed prices during 2012 and beyond in certain locations in the U.S., Australia, Brazil, France, Germany, Japan, the Netherlands, Singapore and the United Kingdom.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the operations acquired from ALOG Data Centers do Brasil S.A. on April 25, 2011, which are included in our fiscal 2011 consolidated financial statements and which, in aggregate, represented $178.5 million of total assets as of December 31, 2011 and $46.9 million of revenues for the year then ended.

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. There were no significant changes in internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-1 of this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during the fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

There is no disclosure to report pursuant to Item 9B.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2012 Annual Meeting of Stockholders.

We have adopted a Code of Ethics applicable for the Chief Executive Officer and Senior Financial Officers and a Code of Business Conduct. This information is incorporated by reference to the Equinix proxy statement for the 2012 Annual Meeting of Stockholders and is also available on our website, www.equinix.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2012 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2012 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2012 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

		Def. Proxy 14A	12/12/02

2.2	Agreement and Plan of Merger dated October 21, 2009, by and among Equinix, Inc., Switch & Data Facilities Company, Inc. and Sundance Acquisition Corporation.	8-K	10/22/09	2.1

2.3	First Amendment to the Agreement and Plan of Merger dated March 20, 2010, by and among Equinix, Inc., Switch & Data Facilities Company, Inc. and Sundance Acquisition Corporation.	8-K	3/22/10	2.1

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Amendment of the Restated Certificate of Incorporation	8-K	6/14/11	3.1

3.3	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.4	Amended and Restated Bylaws of the Registrant.	8-K	2/23/12	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Indenture dated March 30, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/07	4.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

4.3	Form of 2.50% Convertible Subordinated Note Due 2012 (see Exhibit 4.2).

4.4	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4

4.5	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.4).

4.6	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/09	4.1

4.7	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.6).

4.8	Indenture dated March 3, 2010 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	10-Q	3/31/10	4.8

4.9	Form of 8.125% Senior Note Due 2018 (see Exhibit 4.8).

4.10	Indenture dated July 13, 2011 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	7/13/11	4.1

4.11	Form of 7.00% Senior Note due 2021 (see Exhibit 4.10)	8-K	7/13/11	4.2

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.2	2000 Equity Incentive Plan, as amended.	10-K	12/31/07	10.3

10.3	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.4	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.5	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	S-8 (File No. 333-165033)	2/23/10	99.3

10.6	Form of Restricted Stock Agreements for Stephen M. Smith under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/07	10.45

10.7	Letter Agreement, dated April 22, 2008, by and between Eric Schwartz and Equinix Operating Co., Inc.	10-Q	6/30/08	10.34

10.8	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31

10.9	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.10	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.11	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.	10-K	12/31/08	10.34

10.12	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

10.13	Change in Control Severance Agreement by and between Jarrett Appleby and Equinix, Inc. dated December 11, 2008.	10-K	12/31/08	10.36

10.14	Offer Letter from Equinix, Inc. to Jarrett Appleby dated November 6, 2008.	10-K	12/31/08	10.37

10.15	Restricted Stock Unit Agreement for Jarrett Appleby under the Equinix, Inc. 2000 Equity Incentive Plan.	10-K	12/31/08	10.38

10.16	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.1

10.17	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.2
10.18	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.3

10.19	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.4

10.20	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.5

10.21	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.6

10.22	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.7

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.23	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.8

10.24	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.9

10.25	Addendum to international assignment letter agreement by and between Eric Schwartz and Equinix Operating Co., Inc., dated February 17, 2010.	10-Q	3/31/10	10.42

10.26	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company, Inc.	2/5/07	10.9

10.27	Amendment and Restatement of Facility Agreement, by and among Equinix Australia Pty Ltd., Equinix Hong Kong Limited, Equinix Singapore Pte. Ltd., Equinix Pacific Pte. Ltd and Equinix Japan K.K., as borrowers, the Joint Mandated Lead Arrangers, the Joint Mandated Bookrunners, the Lead Arrangers and the Closing Date Lenders, as defined therein, and The Royal Bank of Scotland N.V., as Facility Agent, dated May 10, 2010.	10-Q	6/30/10	10.39

10.28	Offer Letter from Equinix, Inc. to Charles Meyers dated September 28, 2010.	10-Q	9/30/10	10.40

10.29	Restricted Stock Unit Agreement for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/10	10.41

10.30	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30. 2010.	10-Q	9/30/10	10.42

10.31	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Appleby, Ferris, Meyers, Smith, Taylor and Van Camp.	10-K	12/31/10	10.33

10.32	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/10	10.34

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.33	Equinix, Inc. 2011 Incentive Plan	10-Q	3/31/11	10.33

10.34	Form of Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/11	10.34

10.35	Form of Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/11	10.35
10.36*	English Translation of Shareholders Agreement, dated as of April 25, 2011, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participaçðes and Zion RJ Participaçðes S.A., and, for the limited purposes set forth therein, Sidney Victor da Costa Breyer, Antonio Eduardo Zago de Carvalho, Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P. and Riverwood Capital Partners (Parallel – A) L.P.	10-Q	6/30/11	10.36

10.37	Lease Agreement between 2020 Fifth Avenue LLC and Switch & Data WA One LLC, dated October 13, 2011.	10-Q	9/30/11	10.37

18.1	Preferable Accounting Principles Letter from Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm, dated July 26, 2010.	10-Q	6/30/10	18.1

21.1	Subsidiaries of Equinix, Inc.				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS**	XBRL Instance Document.				X

101.SCH**	XBRL Taxonomy Extension Schema Document.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

101.CAL**	XBRL Taxonomy Extension Calculation Document.				X

101.DEF**	XBRL Taxonomy Extension Definition Document.				X

101.LAB**	XBRL Taxonomy Extension Labels Document.				X

101.PRE**	XBRL Taxonomy Extension Presentation Document.				X

*	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(b)	Exhibits.

See (a) (3) above.

(c)	Financial Statement Schedule.

See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUINIX, INC. (Registrant)

February 24, 2012	By	/s/ STEPHEN M. SMITH
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

Signature	Title	Date

/s/ STEPHEN M. SMITH Stephen M. Smith	President and Chief Executive Officer (Principal Executive Officer)	February 24, 2012

/s/ KEITH D. TAYLOR Keith D. Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2012

/s/ PETER F. VAN CAMP Peter F. Van Camp	Executive Chair	February 24, 2012

/s/ STEVEN T. CLONTZ Steven T. Clontz	Director	February 24, 2012

/s/ GARY F. HROMADKO Gary F. Hromadko	Director	February 24, 2012

/s/ SCOTT G. KRIENS Scott G. Kriens	Director	February 24, 2012

/s/ WILLIAM LUBY William Luby	Director	February 24, 2012

Signature	Title	Date

/s/ IRVING F. LYONS, III Irving F. Lyons, III	Director	February 24, 2012

/s/ CHRISTOPHER B. PAISLEY Christopher B. Paisley	Director	February 24, 2012

INDEX TO EXHIBITS

Exhibit Number	Description of Document
21.1	Subsidiaries of Equinix, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Document.

101.DEF**	XBRL Taxonomy Extension Definition Document.

101.LAB**	XBRL Taxonomy Extension Labels Document.

101.PRE**	XBRL Taxonomy Extension Presentation Document.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Equinix, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and other comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Equinix, Inc. (the “Company”) and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded ALOG Data Centers do Brasil S.A. from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a purchase business combination during 2011. We have also excluded ALOG Data Centers do Brasil S.A.from our audit of internal control over financial reporting. ALOG Data Centers do Brasil S.A. is a majority-owned subsidiary whose total assets and total revenues represent $178.5 million and $46.9 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP

San Jose, CA

February 24, 2012

EQUINIX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$278,823	$442,841
Short-term investments	635,721	147,192
Accounts receivable, net of allowance for doubtful accounts of $4,635 and $3,808	139,057	116,358
Other current assets	182,156	71,657

Total current assets	1,235,757	778,048
Long-term investments	161,801	2,806
Property, plant and equipment, net	3,225,912	2,650,953
Goodwill	866,495	774,365
Intangible assets, net	148,635	150,945
Other assets	146,724	90,892

Total assets	$5,785,324	$4,448,009

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$229,043	$145,854
Accrued property, plant and equipment	93,224	91,667
Current portion of capital lease and other financing obligations	11,542	7,988
Current portion of loans payable	87,440	19,978
Current portion of convertible debt	246,315	—
Other current liabilities	57,690	52,628

Total current liabilities	725,254	318,115
Capital lease and other financing obligations, less current portion	390,269	253,945
Loans payable, less current portion	168,795	100,337
Convertible debt	694,769	916,337
Senior notes	1,500,000	750,000
Other liabilities	286,424	228,760

Total liabilities	3,765,511	2,567,494

Redeemable non-controlling interests (Note 9)	67,601	—

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 100,000,000 shares authorized in 2011 and 2010; zero shares issued and outstanding in 2011 and 2010	—	—
Common stock, $0.001 par value per share; 300,000,000 shares authorized in 2011 and 2010; 47,541,620 shares issued and 46,671,199 shares outstanding in 2011 and 46,166,689 shares issued and outstanding in 2010	48	46
Additional paid-in capital	2,437,623	2,341,586
Treasury stock, at cost; 870,421 shares in 2011 and zero shares in 2010	(86,666)	—
Accumulated other comprehensive loss	(143,698)	(112,018)
Accumulated deficit	(255,095)	(349,099)

Total stockholders’ equity	1,952,212	1,880,515

Total liabilities, redeemable non-controlling interests and stockholders’ equity	$5,785,324	$4,448,009

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years ended December 31,
	2011	2010	2009
Revenues	$1,606,842	$1,220,334	$882,509

Costs and operating expenses:
Cost of revenues	867,641	674,667	483,420
Sales and marketing	159,091	111,104	63,584
General and administrative	265,932	220,781	155,324
Restructuring charges	3,481	6,734	(6,053)
Acquisition costs	3,534	12,337	5,155

Total costs and operating expenses	1,299,679	1,025,623	701,430

Income from operations	307,163	194,711	181,079
Interest income	2,280	1,515	2,384
Interest expense	(181,303)	(140,475)	(74,232)
Other-than-temporary impairment recovery (loss) on investments	—	3,626	(2,590)
Other income	2,821	690	2,387
Loss on debt extinguishment and interest rate swaps, net	—	(10,187)	—

Income before income taxes	130,961	49,880	109,028
Income tax expense	(38,351)	(12,999)	(39,597)

Net income	92,610	36,881	69,431
Net loss attributable to redeemable non-controlling interests	1,394	—	—

Net income attributable to Equinix	$94,004	$36,881	$69,431

Earnings per share attributable to Equinix, after adjustments related to redeemable non-controlling interests (Note 3):
Basic earnings per share	$1.76	$0.84	$1.80

Weighted-average shares	46,956	43,742	38,488

Diluted earnings per share	$1.72	$0.82	$1.75

Weighted-average shares	47,898	44,810	39,676

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income

For the Three Years Ended December 31, 2011

(in thousands, except share data)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2008	37,745,366	$38	—	$—	$1,524,834	$(152,800)	$(455,411)	$916,661
Issuance of common stock for employee equity awards	1,085,075	1	—	—	37,005	—	—	37,006
Issuance of common stock upon conversion of convertible subordinated debentures	484,809	—	—	—	19,150	—	—	19,150
Tax benefit from employee stock plans	—	—	—	—	514	—	—	514
Issuance of 4.75% convertible subordinated notes	—	—	—	—	80,010	—	—	80,010
Issuance of capped call	—	—	—	—	(49,654)	—	—	(49,654)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	53,803	—	—	53,803
Comprehensive income:		—	—	—
Net income	—	—	—	—	—	—	69,431	69,431
Foreign currency translation gain, net of tax of $1,485	—	—	—	—	—	53,624	—	53,624
Unrealized gain on interest rate swaps, net of tax of $1,191	—	—	—	—	—	1,418	—	1,418
Unrealized gain on investments, net of tax of $373	—	—	—	—	—	520	—	520

Net comprehensive income	—	—	—	—	—	55,562	69,431	124,993

Balances as of December 31, 2009	39,315,250	39	—	—	1,665,662	(97,238)	(385,980)	1,182,483
Issuance of common stock for employee equity awards	1,393,026	1	—	—	39,817	—	—	39,818
Issuance of common stock for the Switch and Data acquisition	5,458,413	6	—	—	549,383	—	—	549,389
Stock-based compensation assumed in the Switch and Data acquisition	—	—	—	—	16,508	—	—	16,508
Stock-based compensation, net of estimated forfeitures	—	—	—	—	70,216	—	—	70,216
Comprehensive income:			—	—
Net income	—	—	—	—	—	—	36,881	36,881
Foreign currency translation loss, net of tax of $1,333	—	—	—	—	—	(19,502)	—	(19,502)
Settlement of interest rate swaps, net of tax of $3,469	—	—	—	—	—	4,933	—	4,933
Unrealized loss on investments, net of tax of $146	—	—	—	—	—	(211)	—	(211)

Net comprehensive income	—	—	—	—	—	(14,780)	36,881	22,101

Balances as of December 31, 2010	46,166,689	46	—	—	2,341,586	(112,018)	(349,099)	1,880,515
Issuance of common stock for employee equity awards	1,374,931	2	—	—	38,891	—	—	38,893
Common shares repurchased	—	—	(870,421)	(86,666)	—	—	—	(86,666)
Change in redemption value of redeemable non-controlling interests	—	—	—	—	(11,476)	—	—	(11,476)
Tax benefit from employee stock plans	—	—	—	—	81	—	—	81
Stock-based compensation, net of estimated forfeitures	—	—	—	—	68,541	—	—	68,541
Comprehensive income attributable to Equinix:
Net income	—	—	—	—	—	—	92,610	92,610
Foreign currency translation loss, net of tax of $25	—	—	—	—	—	(38,776)	—	(38,776)
Unrealized loss on investments, net of tax of $1	—	—	—	—	—	(14)	—	(14)

Net comprehensive income, net of tax	—	—	—	—	—	(38,790)	92,610	53,820
Net loss, net of tax, attributable to redeemable non-controlling interests	—	—	—	—	—	—	1,394	1,394
Other comprehensive loss, net of tax, attributable to redeemable non-controlling interests	—	—	—	—	—	7,110	—	7,110

Net comprehensive income attributable to Equinix	—	—	—	—	—	(31,680)	94,004	62,324

Balances as of December 31, 2011	47,541,620	$48	(870,421)	$(86,666)	$2,437,623	$(143,698)	$(255,095)	$1,952,212

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$92,610	$36,881	$69,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	328,610	246,544	167,975
Stock-based compensation	71,532	67,489	53,056
Restructuring charges	3,481	6,734	(6,053)
Amortization of intangible assets	19,064	13,632	5,555
Accretion of asset retirement obligation and accrued restructuring charges	4,720	3,128	1,581
Amortization of debt issuance costs and debt discounts	32,172	27,915	18,791
Provision for allowance for doubtful accounts	4,987	2,056	(15)
Realized net (gains) losses on investments	(8)	(11)	2,579
Loss on debt extinguishment and interest rate swaps, net	—	10,187	—
Other items	5,154	2,265	1,149
Changes in operating assets and liabilities:
Accounts receivable	(23,061)	(39,886)	2,277
Deferred tax assets, net	9,525	6,110	27,981
Other assets	(30,492)	(11,865)	(10,371)
Accounts payable and accrued expenses	35,782	30,363	22,762
Accrued restructuring charges	(3,079)	(4,426)	(1,771)
Other liabilities	36,612	(4,244)	565

Net cash provided by operating activities	587,609	392,872	355,492

Cash flows from investing activities:
Purchases of investments	(1,268,574)	(744,798)	(379,644)
Sales of investments	125,674	25,174	27,420
Maturities of investments	495,865	827,540	179,566
Purchase of ALOG, net of cash acquired	(41,954)	—	—
Purchase of Switch and Data, net of cash acquired	—	(113,289)	—
Purchase of Upminster, net of cash acquired	—	—	(28,176)
Purchases of real estate	(28,066)	(14,861)	—
Purchases of other property, plant and equipment	(685,675)	(579,397)	(369,542)
Increase in restricted cash	(97,724)	(1,582)	(896)
Release of restricted cash	1,000	244	13,015
Other investing activities, net	10	—	79

Net cash used in investing activities	(1,499,444)	(600,969)	(558,178)

Cash flows from financing activities:
Purchases of treasury stock	(86,666)	—	—
Proceeds from employee equity awards	38,893	39,817	37,006
Proceeds from senior notes	750,000	750,000	—
Proceeds from convertible debt	—	—	373,750
Proceeds from loans payable	95,336	121,581	29,474
Repayment of mortgage and loans payable	(22,829)	(558,007)	(51,118)
Repayment of capital lease and other financing obligations	(10,426)	(16,133)	(5,279)
Capped call costs	—	—	(49,664)
Debt issuance costs	(15,661)	(23,124)	(8,220)
Debt extinguishment costs	—	(4,448)	—
Other financing obligations, net	81	—	(2,351)

Net cash provided by financing activities	748,728	309,686	323,598

Effect of foreign currency exchange rates on cash and cash equivalents	(911)	(4,804)	4,937
Net increase (decrease) in cash and cash equivalents	(164,018)	96,785	125,849
Cash and cash equivalents at beginning of year	442,841	346,056	220,207

Cash and cash equivalents at end of year	$278,823	$442,841	$346,056

Supplemental cash flow information:
Cash paid for taxes	$9,157	$11,043	$9,290

Cash paid for interest	$129,129	$97,943	$63,281

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Equinix, Inc. (“Equinix” or the “Company”) was incorporated in Delaware on June 22, 1998. Equinix provides global data center services. Global enterprises, content providers, financial companies and network service providers rely upon Equinix’s insight and expertise to protect and connect their most valued information assets. The Company operates International Business Exchange (“IBX”) data centers, or IBX data centers, across 38 markets in the Americas; Europe, Middle East and Africa (“EMEA”) and Asia-Pacific geographic regions where customers directly interconnect with a network ecosystem of partners and customers. More than 360 network service providers offer access to more than 90% of the world’s Internet routes inside the Company’s IBX data centers. This access to Internet routes provides Equinix customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.

Basis of Presentation, Consolidation and Foreign Currency

The accompanying consolidated financial statements include the accounts of Equinix and its subsidiaries, including the operations of ALOG Data Centers do Brasil S.A. and its subsidiaries (“ALOG”) from April 25, 2011 and Switch & Data Facilities Company, Inc. (“Switch and Data”) from April 30, 2010. All significant intercompany accounts and transactions have been eliminated in consolidation. Foreign exchange gains or losses resulting from foreign currency transactions, including intercompany foreign currency transactions, that are anticipated to be repaid within the foreseeable future, are reported within other income (expense) on the Company’s accompanying consolidated statements of operations. For additional information on the impact of foreign currencies to the Company’s consolidated financial statements, see “Comprehensive Income (Loss)” below.

Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the consolidated financial statement presentation as of and for the year ended December 31, 2011.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for doubtful accounts, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property, plant and equipment, assets acquired and liabilities assumed from an acquisition, asset retirement obligations, restructuring charges, redemption value of redeemable non-controlling interests and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable.

Cash, Cash Equivalents and Short-Term and Long-Term Investments

The Company considers all highly liquid instruments with an original maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of money market mutual funds and highly

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liquid debt securities of corporations, certificates of deposit and commercial paper with original maturities up to 90 days. Short-term investments generally consist of securities with original maturities of between 90 days and one year and are highly liquid debt securities of corporations, foreign government, agencies of the U.S. government and the U.S. government, asset-backed securities and certificates of deposit. Long-term investments generally consist of debt securities of corporations, agencies of the U.S. government, the U.S. government and foreign government, and asset-backed securities with maturities greater than 360 days. The Company’s fixed income securities are classified as “available-for-sale” and are carried at fair value with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income. The cost of securities sold is based on the specific identification method. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades.

Financial Instruments and Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and short-term and long-term investments and accounts receivable. Risks associated with cash, cash equivalents and short-term and long-term investments are mitigated by the Company’s investment policy, which limits the Company’s investing to only those marketable securities rated at least A-1/P-1 and A-/A3, as determined by independent credit rating agencies. Risk to the Company’s investment portfolio is further mitigated by its heavy weighting in U.S. government securities.

A significant portion of the Company’s customer base is comprised of businesses throughout the Americas. However, a portion of the Company’s revenues are derived from the Company’s EMEA and Asia-Pacific operations. The following table sets forth percentages of the Company’s revenues by geographic regions for the years ended December 31:

	2011	2010	2009
Americas	64%	64%	61%
EMEA	22%	23%	26%
Asia-Pacific	14%	13%	13%

No single customer accounted for greater than 10% of accounts receivable or revenues as of or for the years ended December 31, 2011, 2010 and 2009.

Property, Plant and Equipment

Property, plant and equipment are stated at the Company’s original cost or fair value for acquired property, plant and equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement, unless they are considered integral equipment, in which case they are amortized over the lease term. Leasehold improvements acquired in a business combination are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition and leasehold improvements that are placed into service significantly after and not contemplated at or near the beginning of the lease term are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2009, the Company reassessed the estimated useful lives of certain of its property, plant and equipment as part of a review of the related assumptions. As a result, the estimated useful lives of certain of the Company’s property, plant and equipment within the below table were affected.

Estimated Useful Life
	Original	Revised
IBX plant and machinery	2-13	5-30
Leasehold improvements	10-20	10-40
Site improvements	10-15	10-40
Buildings	40-50	20-50
IBX equipment	2-13	2-10
Computer equipment and software	2-5	2-4
Furniture and fixtures	2-5	7-10

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

During the preparation of the Company’s financial statements for the year ended December 31, 2009, in conjunction with its reassessment of the estimated useful lives of certain of its property, plant and equipment described above, the Company identified errors in its financial statements for the years ended December 31, 2009, 2008 and 2007 in connection with the Company’s EMEA operating segment. The Company corrected these errors in its financial statements during the year ended December 31, 2009, which reduced depreciation expense for the three months ended December 31, 2009 by $4,213,000. The Company did not believe that these adjustments were material to the consolidated financial statements for the year ended December 31, 2009 or to any annual or quarterly periods’ consolidated financial statements for the years ended December 31, 2008 and 2007 and the nine months ended September 30, 2009. As a result, the Company did not restate any prior period amounts.

Construction in Progress

Construction in progress includes direct and indirect expenditures for the construction and expansion of IBX data centers and is stated at original cost. The Company has contracted out substantially all of the construction and expansion efforts of its IBX data centers to independent contractors under construction contracts. Construction in progress includes costs incurred under construction contracts including project management services, engineering and schematic design services, design development, construction services and other construction-related fees and services. In addition, the Company has capitalized interest costs during the

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

construction phase. Once an IBX data center or expansion project becomes operational, these capitalized costs are allocated to certain property, plant and equipment categories and are depreciated over the estimated useful life of the underlying assets.

Asset Retirement Costs

The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Subsequent to the initial measurement, the Company accretes the liability in relation to the asset retirement obligations over time and the accretion expense is recorded as a cost of revenue. The Company’s asset retirement obligations are primarily related to its IBX data centers, of which the majority are leased under long-term arrangements, and, in certain cases, are required to be returned to the landlords in their original condition. All of the Company’s IBX data center leases have been subject to significant development by the Company in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. The majority of the Company’s IBX data centers’ initial lease terms expire at various dates ranging from 2012 to 2035 and most of them enable the Company to extend the lease terms.

Goodwill and Other Intangible Assets

The Company has three reportable segments comprised of the 1) Americas, 2) EMEA and 3) Asia-Pacific geographic regions, which the Company also determined are its reporting units. As of December 31, 2011, the Company had goodwill attributable to its Americas reporting unit, EMEA reporting unit and Asia-Pacific reporting unit. Commencing in 2010, the Company changed its method of applying the accounting principle related to annual goodwill impairment tests by conforming the testing of goodwill for all three reporting units to November 30th of each year.

The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. In September 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-08, Testing Goodwill for Impairment. This ASU provides companies with the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. If the carrying value of a reporting unit exceeds its fair value, then a company is required to perform the second step of the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company early adopted this standard during the fourth quarter of 2011.

The Company elected to apply the provisions of ASU 2011-08 in its goodwill impairment tests for the EMEA and Asia-Pacific reporting units for the year ended December 31, 2011. The Company assessed the following qualitative factors for its EMEA and Asia-Pacific reporting units separately to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying value: the margin between

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

each reporting unit’s fair value and carrying value in prior goodwill impairment tests; financial performance of each reporting unit relative to prior years’ results and the current year’s budget; cost factors impacting the reporting units; the trend in the Company’s market capitalization; changes in the industry and competitive environment; general economic conditions and credit market developments and fluctuations in foreign exchange rates. The Company determined that it is not more likely than not that the fair value of the EMEA and Asia-Pacific reporting units was less than its respective carrying value after assessing the qualitative factors. Therefore, the Company concluded that performing the two-step impairment test for its EMEA and Asia-Pacific reporting units was unnecessary and that goodwill attributed to its EMEA and Asia-Pacific reporting units was not impaired as of November 30, 2011. In addition, the Company concluded that no events occurred or circumstances changed subsequent to November 30, 2011 through December 31, 2011 that would more likely than not reduce the fair value of the EMEA and Asia-Pacific reporting units below their respective carrying values.

The Company performed the first step of the two-step goodwill impairment test for its Americas reporting unit during the year ended December 31, 2011, as this was the first year that the Americas reporting unit included goodwill from the acquisition of ALOG. In order to determine the fair value of the Americas reporting unit, the Company utilizes the discounted cash flow and market methods. The Company has consistently utilized both methods in its goodwill impairment tests and weights both results equally. The Company uses both methods in its goodwill impairment tests as it believes both methods, in conjunction with each other, provide a reasonable estimate of the determination of fair value of the reporting unit – the discounted cash flow method being specific to anticipated future results of the reporting unit and the market method, which is based on the Company’s market sector including its competitors. The assumptions supporting the discounted cash flow method, including the discount rate, which was assumed to be 10.0% for the Americas reporting unit, was determined using the Company’s best estimates as of the date of the impairment review. As of November 30, 2011, the Company concluded that its goodwill attributed to the Company’s Americas reporting unit was not impaired as the fair value of its Americas reporting unit exceeded the carrying value of the reporting unit, including goodwill. In addition, the Company concluded that no events occurred or circumstances changed subsequent to November 30, 2011 through December 31, 2011 that would more likely than not reduce the fair value of the Americas reporting unit below its carrying value. The Company has performed various sensitivity analyses on certain of the assumptions used in the discounted cash flow method, such as forecasted revenues and discount rate, and notes that no reasonably possible changes would reduce the fair value of the reporting unit to such a level that would cause an impairment charge.

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

Derivatives and Hedging Activities

The Company recognizes all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the value of a derivative depends on whether the contract is for trading purposes or has been

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

designated and qualifies for hedge accounting. In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. In order for a derivative to be designated as a hedge, there must be documentation of the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure, and how effectiveness is to be assessed prospectively and retrospectively. Foreign currency gains or losses are recorded within other income (expense), net in the Company’s consolidated statements of operations.

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

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, short-term and long-term investments represent their fair value, while the Company’s accounts receivable, accounts payable and accrued expenses and accrued property, plant and equipment approximate their fair value due primarily to the short-term maturity of the related instruments. The fair value of the Company’s senior notes and convertible debt, which are traded in the public debt market, is based on quoted market prices. The fair value of the Company’s loans payable, which are not publicly traded, is estimated by considering the Company’s credit rating, current rates available to the Company for debt of the same remaining maturities of structure and terms of the debt.

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

The Company also follows the accounting standard for the measurement of fair value for nonfinancial assets and liabilities on a nonrecurring basis. These include:

•	Non-financial assets and non-financial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent reporting periods;

•	Reporting units and non-financial assets and non-financial liabilities measured at fair value for goodwill impairment test;

•	Indefinite-lived intangible assets measured at fair value for impairment assessment;

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Non-financial long-lived assets or asset groups measured at fair value for impairment assessment or disposal;

•	Asset retirement obligations initially measured at fair value but not subsequently measured at fair value; and

•	Non-financial liabilities associated with exit or disposal activities initially measured at fair value but not subsequently measured at fair value.

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

Revenue Recognition

Equinix derives more than 90% of its revenues from recurring revenue streams, consisting primarily of (1) colocation services, such as the licensing of cabinet space and power; (2) interconnection services, such as cross connects and Equinix Exchange ports; (3) managed infrastructure services, such as Equinix Direct and (4) other services consisting of rental income from tenants or subtenants. The remainder of the Company’s revenues are from non-recurring revenue streams, such as from the recognized portion of deferred installation revenues, professional services, contract settlements and equipment sales. Revenues from recurring revenue streams are generally billed monthly and recognized ratably over the term of the contract, generally one to three years for IBX data center space customers. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the expected life of the installation. Professional service fees are recognized in the period in which the services were provided and represent the culmination of a separate earnings process as long as they meet the criteria for separate recognition under the accounting standard related to revenue arrangements with multiple deliverables. Revenue from bandwidth and equipment sales is recognized on a gross basis in accordance with the accounting standard related to reporting revenue gross as a principal versus net as an agent, primarily because the Company acts as the principal in the transaction, takes title to products and services and bears inventory and credit risk. To the extent the Company does not meet the criteria for recognizing bandwidth and equipment services as gross revenue, the Company records the revenue on a net basis. Revenue from contract settlements, when a customer wishes to terminate their contract early, is generally recognized on a cash basis, when no remaining performance obligations exist, to the extent that the revenue has not previously been recognized.

The Company occasionally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have generally not been significant. There were no significant service level credits issued during the years ended December 31, 2011, 2010 and 2009.

Revenue is recognized only when the service has been provided and when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. It is the

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s customary business practice to obtain a signed master sales agreement and sales order prior to recognizing revenue in an arrangement. Taxes collected from customers and remitted to governmental authorities are reported on a net basis and are excluded from revenue.

The Company assesses collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company generally does not request collateral from its customers although in certain cases the Company obtains a security interest in a customer’s equipment placed in its IBX data centers or obtains a deposit. If the Company determines that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash. In addition, the Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for which the Company had expected to collect the revenues. If the financial condition of the Company’s customers were to deteriorate or if they became insolvent, resulting in an impairment of their ability to make payments, greater allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the Company’s reserves. A specific bad debt reserve of up to the full amount of a particular invoice value is provided for certain problematic customer balances. An additional reserve is established for all other accounts based on the age of the invoices and an analysis of historical credits issued. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within income tax benefit (expense) in the consolidated statements of operations.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period.

The Company grants restricted stock units to its employees and these equity awards have only either a service condition or a service and performance condition. To date, any performance conditions contained in an equity award are tied to the financial performance of the Company or a specific region of the Company. The Company assesses the probability of meeting these performance conditions on a quarterly basis. The majority of the Company’s equity awards vest over four years, although certain of the equity awards for executives vest over a range of two to four years. The valuation of restricted stock units with only a service condition or a service and performance condition requires no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of the Company’s stock price on the date of grant.

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

To the extent that the Company grants equity awards with vesting criteria based upon the achievement of certain pre-determined Company stock price targets, which the Company refers to as market price conditions, the Company uses a Monte Carlo simulation option-pricing model to determine the fair value of those equity awards.

The accounting standard for stock compensation does not allow the recognition of unrealized tax benefits associated with the tax deductions in excess of the compensation recorded (excess tax benefit) until the excess tax benefit is realized (i.e., reduces taxes payable). The Company will recognize a benefit from stock-based compensation in equity if the excess tax benefit is realized by following the “with-and-without” approach. The Company recorded the excess tax benefit of approximately $81,000 and $514,000, respectively, during the years ended December 31, 2011 and 2009. The Company did not record any excess tax benefit during the year ended December 31, 2010.

For further information on stock-based compensation, see Note 11 below.

Foreign Currency Translation

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

Earnings Per Share

The Company computes its earnings per share (“EPS”) using the two-class method as prescribed by the accounting standard for earnings per share. The two-class method is an earnings allocation method for computing EPS when an entity’s capital structure includes either two or more classes of common stock or includes common

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock and participating securities. The two-class method calculates EPS based on distributed earnings (i.e., adjustments to redeemable non-controlling interests) and undistributed earnings. Undistributed losses are not allocated to participating securities under the two-class method unless the participating security has a contractual obligation to share in losses on a basis that is objectively determinable. Common shares of ALOG and Zion (see Note 2) are considered participating securities in which the Company has indirect controlling equity interests.

Basic EPS is computed using net income (loss) attributable to the Company and the weighted-average number of common shares outstanding. Diluted EPS is computed using net income attributable to the Company, adjusted for interest expense as a result of the assumed conversion of the Company’s Convertible Subordinated Debentures, 2.50% Convertible Subordinated Notes, 3.00% Convertible Subordinated Notes and 4.75% Convertible Subordinated Notes, if dilutive, and the weighted-average number of common shares outstanding plus any dilutive potential common shares outstanding. Dilutive potential common shares include the assumed exercise, vesting and issuance activity of employee equity awards using the treasury stock method, as well as warrants and shares issuable upon the conversion of the Convertible Subordinated Debentures, 2.50% Convertible Subordinated Notes, 3.00% Convertible Subordinated Notes and 4.75% Convertible Subordinated Notes.

Redeemable Non-controlling Interests

Non-controlling interests in subsidiaries that are redeemable for cash or other assets outside of the Company’s control are classified as mezzanine equity, outside of equity and liability, and to be adjusted at fair value on each balance sheet date. The resulting changes in fair value of the estimated redemption amount, increases or decreases, are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital.

For further information on redeemable non-controlling interests, see Note 9 below.

Treasury Stock

The Company accounts for treasury stock under the cost method. When treasury stock is re-issued at a higher price than its cost, the difference is recorded as a component of additional paid-in capital to the extent that there are gains to offset the losses. If there are no treasury stock gains in additional paid-in capital, the losses are recorded as a component of accumulated deficit.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”), which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRSs. ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively; therefore, the Company will adopt ASU 2011-04 in its first quarter of fiscal 2012. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. This ASU is intended to increase the prominence of other comprehensive income in financial statements by presenting the

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. This ASU requires companies to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This new guidance is effective for interim and annual periods beginning on or after January 1, 2013 and retrospective disclosure is required for all comparative periods presented. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, if any.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. This ASU defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-12 to have a material impact on its consolidated financial statements.

2. Acquisitions

ALOG Acquisition

On April 25, 2011 (the “Acquisition Date”), Zion RJ Participações S.A. (“Zion”), a Brazilian joint-stock company controlled by a wholly-owned subsidiary of the Company and co-owned by RW Brasil Fundo de Investimento em Participações, a subsidiary of Riverwood Capital L.P. (“Riverwood”), completed the acquisition of approximately 90% of the outstanding capital stock of ALOG. As a result, the Company acquired an approximate 53% indirect, controlling equity interest in ALOG (the “ALOG Acquisition”). The Company paid a total of approximately 82,194,000 Brazilian reais in cash on the closing date, or approximately $51,723,000, to purchase the ALOG capital stock. An additional 36,000,000 Brazilian reais, or approximately $20,000,000, is payable by Zion in April 2013, subject to reduction for any post-closing balance sheet adjustments and any claims for indemnification (the “Contingent Consideration”). The Company’s portion of the Contingent Consideration is 19,080,000 Brazilian reais, or approximately $10,221,000. ALOG operates three data centers in Brazil and is headquartered in Rio de Janeiro. ALOG will continue to operate under the ALOG trade name. There were no historical transactions between Equinix, Riverwood, Zion and ALOG.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As the Company has an approximate 53% indirect controlling equity interest in ALOG, it began consolidating the results of ALOG’s operations on the Acquisition Date. Upon consolidation, all amounts pertaining to the approximate 10% of ALOG that Zion does not own, as well as Riverwood’s interest in ALOG and Zion, are reported as redeemable non-controlling interests in the Company’s consolidated financial statements. The Company incurred acquisition costs of $2,307,000 for the year ended December 31, 2011 related to ALOG, which were included in the consolidated statements of operations.

Purchase Price Allocation

The ALOG Acquisition was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to ALOG’s net tangible and intangible assets based upon their fair value as of the Acquisition Date. Based upon the purchase price and the valuation of ALOG, the purchase price allocation was as follows (in thousands):

Cash and cash equivalents	$9,769
Accounts receivable	6,756
Prepaid expense and other current assets	575
Property, plant and equipment	52,542
Goodwill	106,572
Intangible assets	19,295
Other non-current assets	5,214

Total assets acquired	200,723
Accounts payable and accrued expenses	(49,965)
Debt	(25,669)
Other current liabilities	(4,643)
Other non-current liabilities	(1,946)
Redeemable non-controlling interests	(66,777)

Net assets acquired	$51,723

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill is attributable to the workforce of ALOG and the significant synergies expected to arise after the ALOG Acquisition. A portion of the goodwill is expected to be deductible for local tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. Goodwill recorded as a result of the ALOG Acquisition is attributable to the Company’s Americas reportable segment (see Note 15) and reporting unit (see Note 4).

The consolidated financial statements of the Company include the operations of ALOG from April 25, 2011 through December 31, 2011 for the year ended December 31, 2011. The following table sets forth the results of operations of ALOG which were included in the Company’s consolidated statements of operations for the year ended December 31, 2011 (in thousands):

Revenue	$46,870
Net loss	(4,605)

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Additionally, as a result of the Switch and Data Acquistion, the Company incurred a restructuring charge of $391,000 and $5,360,000, respectively, during the years ended December 31, 2011 and 2010 (see Note 16).

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

Cash (1)	$134,007
Common stock (2)	549,389
Switch and Data employee equity awards (3)	16,508

Total	$699,904

(1)	Represents payment for approximately 20% of Switch and Data’s total common stock outstanding as of the Acquisition Date.
(2)	Fair value of 5,458,413 shares of the Company’s common stock issued in exchange for approximately 80% of Switch and Data’s total common stock outstanding as of the Acquisition Date. The value of the Company’s common stock issued was determined based on the Company’s closing share price on the Acquisition Date, or $100.65 per share.
(3)	Represents fair value attributed to vested shares of Switch and Data employee equity awards which the Company assumed. The Company issued 476,943 options to purchase the Company’s common stock and 98,509 restricted stock units of the Company’s common stock to Switch and Data employees with an aggregate fair value of $35,395,000 in exchange for their options to purchase shares of and restricted stock units of Switch and Data, of which $16,508,000 was included as part of the consideration and the remaining $18,887,000 is expected to be amortized to stock-based compensation expense over a weighted-average period of 2.14 years.

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

Cash and cash equivalents	$20,718
Accounts receivable	12,763
Other current assets	2,125
Property, plant and equipment	460,474
Goodwill	408,730
Intangible assets	115,970
Other non-current assets	1,472

Total assets acquired	1,022,252
Accounts payable and accrued expenses	(21,656)
Accrued property, plant and equipment	(10,363)
Current portion of capital leases	(10,402)
Current portion of loan payable	(138,938)
Other current liabilities	(12,157)
Capital leases, less current portion	(38,998)
Unfavorable leases	(2,580)
Deferred tax liability	(66,460)
Other non-current liabilities	(20,794)

Net assets acquired	$699,904

The following table presents certain information on the acquired identifiable intangible assets (dollars in thousands):

Intangible assets	Fair value	Estimated useful lives (years)	Weighted-average estimated useful lives (years)
Customer contracts	$98,920	11	11
Favorable leases	13,680	3 –16	8.6
Other	3,370	0 – 10	4.9
Unfavorable leases	(2,580)	3 – 15	8.3

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company determined the fair value of the two property capital lease liabilities assumed in the Switch and Data Acquisition by calculating the present value of future cash flows using a discount rate of approximately 8.6%, which was equal to the average yield of industrial bonds with similar remaining terms as the leases. The Company determined that the fair value of the equipment capital lease liability assumed in the Switch and Data Acquisition was equal to the fair value of the underlying assets as of the Acquisition Date because the lease contained a bargain purchase option and the title of the leased property is expected to be transferred to the Company at the end of the lease term.

Goodwill recorded as a result of the Switch and Data Acquisition is attributable to the Company’s Americas reportable segment and reporting unit. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill is attributable to the workforce of Switch and Data and the significant synergies expected to arise after the Switch and Data Acquisition. Goodwill is not expected to be deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually.

Unaudited Pro Forma Combined Consolidated Statements of Operations

The consolidated financial statements of the Company include the operations of Switch and Data from May 1, 2010 for the year ended December 31, 2010. The following table sets forth the results of operations of Switch and Data which were included in the Company’s consolidated statements of operations for the year ended December 31, 2010 (in thousands):

Revenue	$152,961
Net loss	(1,147)

The following unaudited pro forma combined consolidated financial information has been prepared to give effect to the Switch and Data Acquisition by the Company using the acquisition method of accounting and the Company’s repayment of Switch and Data’s outstanding debt and equipment capital lease. The unaudited pro forma combined consolidated financial information reflect certain adjustments related to the Switch and Data Acquisition, such as additional depreciation and amortization expense on assets acquired from Switch and Data. These pro forma statements were prepared as if the Switch and Data Acquistion and the repayment of Switch and Data’s outstanding debt and equipment capital lease had been completed as of the beginning of each period presented.

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

The following table sets forth the unaudited pro forma consolidated combined results of operations for the years ended December 31 (in thousands, except per share data):

	2010	2009
Revenues	$1,296,289	$1,087,947
Net income	45,271	60,222
Earnings per share:
Basic earnings per share	0.99	1.37
Diluted earnings per share	0.97	1.33

3. Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for the years ended December 31 (in thousands, except per share amounts):

	2011	2010	2009
Net income	$92,610	$36,881	$69,431
Adjustments attributable to redeemable non-controlling interests (1)	(10,082)	—	—

Net income attributable to Equinix, basic	82,528	36,881	69,431
Effect of assumed conversion of debt:
Interest expense, net of tax	—	—	23

Net income attributable to Equinix, diluted	$82,528	$36,881	$69,454

Weighted-average shares to compute basic EPS	46,956	43,742	38,488

Effect of dilutive securities:
Convertible subordinated debentures	—	—	211
Equity awards	942	1,068	977

Total dilutive potential shares	942	1,068	1,188

Weighted-average shares to compute diluted EPS	47,898	44,810	39,676

EPS attributable to Equinix:
Basic	$1.76	$0.84	$1.80

Diluted	$1.72	$0.82	$1.75

(1)	Includes net (income) loss attributable to redeemable non-controlling interests as presented in the consolidated statements of operations.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth potential shares of common stock that are not included in the diluted EPS calculation above because to do so would be anti-dilutive for the years ended December 31 (in thousands):

	2011	2010	2009
Shares reserved for conversion of convertible 2.50% convertible subordinated notes	2,232	2,232	2,232
Shares reserved for conversion of convertible 3.00% convertible subordinated notes	2,945	2,945	2,945
Shares reserved for conversion of convertible 4.75% convertible subordinated notes	4,433	4,433	2,453
Common stock warrants	—	—	1
Common stock related to employee equity awards	452	843	1,045

	10,062	10,453	8,676

4. Balance Sheet Components

Cash, Cash Equivalents and Short-Term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following as of December 31 (in thousands):

	2011	2010
Cash and cash equivalents:
Cash	$74,101	$85,297
Cash equivalents:
Money markets	198,931	110,563
U.S. government securities	—	246,981
Certificates of deposit	4,500	—
Commercial paper	1,000	—
Corporate bonds	291	—

Total cash and cash equivalents	278,823	442,841

Marketable securities:
U.S. government securities	573,277	144,976
U.S. government agencies securities	129,235	—
Corporate bonds	64,308	2,645
Certificates of deposit	24,472	—
Foreign government securities	5,283	—
Asset-backed securities	947	2,377

Total marketable securities	797,522	149,998

Total cash, cash equivalents and short-term and long-term investments	$1,076,345	$592,839

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011 and 2010, cash and cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less. The maturities of securities classified as short-term investments were one year or less as of December 31, 2011 and 2010. The maturities of securities classified as long-term investments were greater than one year and less than three years as of December 31, 2011 and 2010.

In 2008, the Company’s investments in a money market fund, the Reserve Primary Fund (the “Reserve”), suffered a decline in its Net Asset Value (“NAV”) below $1 per share when the Reserve valued its exposure to investments held in Lehman Brothers Holdings, Inc. (“Lehman Brothers”) at zero. The Reserve held investments in commercial paper and short term-notes issued by Lehman Brothers, which filed for Chapter 11 bankruptcy protection in September 2008. The following table summarizes the activities of the Company’s investments in the Reserve, which was classified as Level 3 of the fair value hierarchy (see Note 6), which were measured at fair value (in thousands):

Balance at December 31, 2008	$9,250
Other-than-temporary impairment losses (1)	(2,590)
Cash settlements	(6,660)

Balance at December 31, 2009	$—

(1)	Included in the consolidated statements of operations.

In January 2010 and July 2010, the Company received additional distributions totaling $3,626,000 from its investment in the Reserve. As a result, during the year ended December 31, 2010, the Company recorded a recovery of other-than-temporary impairment loss, which is included in the Company’s accompanying consolidated statement of operations. The other-than-temporary impairment losses that the Company recorded during the year ended December 31, 2009 as described above were entirely credit losses with nothing required to be reclassified from earnings to accumulated other comprehensive income (loss) for non-credit portions in either period.

As of December 31, 2011, the Company’s net unrealized gains (losses) on its available-for-sale securities were comprised of the following (in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$573,232	$91	$(46)	$573,277
U.S. government agencies securities	129,159	104	(28)	129,235
Corporate bonds	64,364	51	(107)	64,308
Certificates of deposit	24,471	3	(2)	24,472
Foreign government securities	5,295	—	(12)	5,283
Asset-backed securities	890	57	—	947

Total	$797,411	$306	$(195)	$797,522

None of the securities held at December 31, 2011 were other-than-temporarily impaired.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While certain marketable securities carry unrealized losses, the Company expects that it will receive both principal and interest according to the stated terms of each of the securities and that the increase or decline in market value is primarily due to changes in the interest rate environment from the time the securities were purchased as compared to interest rates at December 31, 2011.

The following table summarizes the fair value and gross unrealized losses related to 71 available-for-sale securities, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2011 (in thousands):

	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or more
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government securities	$51,325	$(46)	$—	$—
U.S. government agencies securities	29,329	(28)	—	—
Corporate bonds	26,191	(108)	—	—
Certificates of deposit	11,007	(2)	—	—
Foreign government securities	5,283	(11)	—	—

	$123,135	$(195)	$—	$—

While the Company does not believe it holds investments that are other-than-temporarily impaired and believes that the Company’s investments will mature at par as of December 31, 2011, the Company’s investments are subject to the currently adverse market conditions. If market conditions were to deteriorate, the Company could sustain other-than-temporary impairments to its investment portfolio which could result in additional realized losses being recorded in interest income, net or securities markets could become inactive which could affect the liquidity of the Company’s investments.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value and gross unrealized losses related to one available-for-sale security, aggregated by type of investment and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2010 (in thousands):

	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or more
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Asset-backed securities	$—	$—	$392	$(1)

	$—	$—	$392	$(1)

Accounts Receivable

Accounts receivable, net, consisted of the following as of December 31 (in thousands):

	2011	2010
Accounts receivable	$250,211	$210,919
Unearned revenue	(106,519)	(90,753)
Allowance for doubtful accounts	(4,635)	(3,808)

	$139,057	$116,358

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

The following table summarizes the activity of the Company’s allowance for doubtful accounts (in thousands):

Balance as of December 31, 2008	$2,037
Provision for allowance for doubtful accounts	(15)
Recoveries (write-offs)	(346)
Impact of foreign currency exchange	44

Balance as of December 31, 2009	1,720
Provision for allowance for doubtful accounts	2,056
Recoveries (write-offs)	28
Impact of foreign currency exchange	4

Balance as of December 31, 2010	3,808
Provision for allowance for doubtful accounts	4,987
Recoveries (write-offs)	(4,129)
Impact of foreign currency exchange	(31)

Balance as of December 31, 2011	$4,635

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Current Assets

Other current assets consisted of the following as of December 31 (in thousands):

	2011	2010
Restricted cash, current	$88,279	$—
Deferred tax assets, net	42,743	38,696
Prepaid expenses	19,441	17,810
Taxes receivable	24,313	6,857
Other receivables	2,999	4,779
Other current assets	4,381	3,515

	$182,156	$71,657

Restricted cash, current has increased as a result of the Paris 4 IBX Financing (see Note 8).

Property, Plant and Equipment

Property, plant and equipment consisted of the following as of December 31 (in thousands):

	2011	2010
IBX plant and machinery	$1,833,834	$1,524,559
Leasehold improvements	958,391	826,540
Buildings	509,359	406,301
IBX equipment	368,530	263,995
Site improvements	305,169	296,759
Computer equipment and software	138,147	114,263
Land	91,314	89,312
Furniture and fixtures	18,144	15,602
Construction in progress	330,780	128,535

	4,553,668	3,665,866
Less accumulated depreciation	(1,327,756)	(1,014,913)

	$3,225,912	$2,650,953

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $132,245,000 and $117,289,000 at December 31, 2011 and 2010, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $33,790,000 and $29,235,000 as of December 31, 2011 and 2010, respectively.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangibles

Goodwill and other intangible assets, net, consisted of the following as of December 31 (in thousands):

	2011	2010
Goodwill:
Americas	$499,455	$408,730
EMEA	347,018	345,486
Asia-Pacific	20,022	20,149

	$866,495	$774,365

Intangible assets:
Intangible asset—customer contracts	$171,230	$156,621
Intangible asset—favorable leases	18,315	18,285
Intangible asset—others	5,245	3,483

	194,790	178,389
Accumulated amortization	(46,155)	(27,444)

	$148,635	$150,945

Changes in the carrying amount of goodwill by geographic regions are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance at December 31, 2009	$—	$362,569	$18,481	$381,050
Switch and Data acquisition (see Note 2)	408,730	—	—	408,730
Impact of foreign currency exchange	—	(17,083)	1,668	(15,415)

Balance at December 31, 2010	408,730	345,486	20,149	774,365
ALOG acquisition (see Note 2)	106,572	—	—	106,572
Impact of foreign currency exchange	(15,847)	1,532	(127)	(14,442)

Balance at December 31, 2011	$499,455	$347,018	$20,022	$866,495

The Company’s goodwill and intangible assets in EMEA, denominated in British pounds and Euros, goodwill in Asia-Pacific, denominated in Singapore dollars, and certain goodwill and intangibles in Americas, denominated in Canadian dollars and Brazilian reais, are subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses, including goodwill and intangibles, are a component of other comprehensive income and loss.

Changes in the gross book value of intangible assets by geographic regions are as follows (in thousands):

	Americas	EMEA	Total
Intangible assets, gross at December 31, 2009	$2,293	$63,008	$65,301
Switch and Data acquisition (see Note 2)	115,970	—	115,970
Impact of foreign currency exchange	176	(3,058)	(2,882)

Intangible assets, gross at December 31, 2010	118,439	59,950	178,389
ALOG acquisition (see Note 2)	19,295	—	19,295
Impact of foreign currency exchange	(3,060)	166	(2,894)

Intangible assets, gross at December 31, 2011	$134,674	$60,116	$194,790

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2011, 2010 and 2009, the Company recorded amortization expense of $19,064,000, $13,632,000 and $5,555,000, respectively, associated with its intangible assets. Estimated future amortization expense related to these intangibles is as follows (in thousands):

Year ending:
2012	$19,439
2013	19,391
2014	19,022
2015	18,553
2016	17,985
Thereafter	54,245

Total	$148,635

Other Assets

Other assets consisted of the following as of December 31 (in thousands):

	2011	2010
Deferred tax assets, net	$16,980	$16,955
Deposits	24,304	24,604
Debt issuance costs, net	41,320	34,066
Prepaid expenses, non-current	54,118	9,597
Restricted cash, non-current	4,382	4,309
Other assets, non-current	5,620	1,361

	$146,724	$90,892

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of December 31 (in thousands):

	2011	2010
Accounts payable	$23,268	$12,585
Accrued compensation and benefits	66,330	53,259
Accrued interest	50,916	25,456
Accrued taxes	43,539	15,707
Accrued utilities and security	21,456	18,346
Accrued professional fees	4,783	3,786
Accrued repairs and maintenance	3,458	2,894
Accrued other	15,293	13,821

	$229,043	$145,854

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Current Liabilities

Other current liabilities consisted of the following as of December 31 (in thousands):

	2011	2010
Deferred installation revenue	$35,700	$31,149
Customer deposits	13,669	12,624
Deferred recurring revenue	2,918	2,349
Accrued restructuring charges	2,565	3,089
Deferred rent	1,582	585
Deferred tax liabilities, net	394	993
Asset retirement obligations	344	445
Other current liabilities	518	1,394

	$57,690	$52,628

Other Liabilities

Other liabilities consisted of the following as of December 31 (in thousands):

	2011	2010
Deferred tax liabilities, net	$117,995	$103,717
Asset retirement obligations, non-current	56,243	46,322
Deferred rent, non-current	48,372	43,705
Deferred installation revenue, non-current	24,281	19,488
Accrued taxes, non-current	22,226	—
Deferred recurring revenue, non-current	5,472	4,897
Customer deposits, non-current	4,209	4,206
Accrued restructuring charges, non-current	5,255	3,952
Other liabilities	2,371	2,473

	$286,424	$228,760

The following table summarizes the activity of the Company’s asset retirement obligation liability (in thousands):

Asset retirement obligations as of December 31, 2008	$12,264
Additions	4,331
Reductions	(75)
Accretion expense	1,149
Impact of foreign currency exchange	41

Asset retirement obligations as of December 31, 2009	17,710
Additions (1)	27,046
Reductions	(1,010)
Accretion expense	2,825
Impact of foreign currency exchange	196

Asset retirement obligations as of December 31, 2010	46,767
Additions	5,804
Accretion expense	4,343
Impact of foreign currency exchange	(327)

Asset retirement obligations as of December 31, 2011	$56,587

(1)	Includes $20,262 assumed in connection with the Switch and Data Acquisition.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Derivative and Hedging Instruments

The Company has employed interest rate swaps in the past to partially offset its exposure to variability in interest payments due to fluctuations in interest rates for certain of its variable-rate debt in the past; however, as of December 31, 2011 and 2010, the Company had no outstanding interest rate swaps. The Company employs foreign currency forward contracts to partially offset its business exposure to foreign exchange risk for certain existing foreign currency-denominated assets and liabilities.

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

The Company has not designated the foreign currency forward contracts as hedging instruments under the accounting standard for derivatives and hedging. Gains and losses on these contracts are included in other income (expense), net, along with those foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward contracts. The Company entered into various foreign currency forward contracts during the years ended December 31, 2011 and 2010.

The following table sets forth the Company’s net gain (loss), which is reflected in other income (expense) on the accompanying consolidated statement of operations, in connection with its foreign currency forward contracts for the years ended December 31 (in thousands):

	2011	2010	2009
Net gain (loss)	$(83)	$(69)	$365

6. Fair Value Measurements

The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2011 were as follows (in thousands):

	Fair value at December 31, 2011	Fair value measurement using
		Level 1	Level 2	Level 3
Assets:
U.S. government securities	$573,277	$—	$573,277	$—
U.S. government agency securities	129,235	—	129,235	—
Cash and money markets	273,032	273,032	—	—
Corporate bonds	64,599	—	64,599	—
Certificates of deposit	28,972	—	28,972	—
Foreign government securities	5,283	—	5,283	—
Commercial paper	1,000	—	1,000	—
Asset-backed securities	947	—	947	—
Foreign currency forward contracts (1)	13	—	13	—

	$1,076,358	$273,032	$803,326	$—

(1)	Amounts are included within other current assets in the Company’s accompanying consolidated balance sheet.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2010 were as follows (in thousands):

	Fair value at December 31, 2010	Fair value measurement using
		Level 1	Level 2	Level 3
Assets:
U.S. government securities	$391,957	$—	$391,957	$—
Cash and money markets	195,860	195,860	—	—
Corporate bonds	2,645	—	2,645	—
Asset-backed securities	2,377	—	2,377	—

	$592,839	$195,860	$396,979	$—

Liabilities:
Foreign currency forward contracts (1)	$58	$—	$58	$—

(1)	Amounts are included within other current liabilities in the Company’s accompanying consolidated balance sheet.

The Company did not have any Level 3 financial assets or financial liabilities during the years ended December 31, 2011 and 2010.

During the years ended December 31, 2011 and 2010, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.

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

Cash, Cash Equivalents and Investments. The fair value of the Company’s investments in money market funds approximates their face value. Such instruments are included in cash equivalents. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. The fair value of the Company’s other investments approximate their face value. These investments include certificates of deposit, commercial paper and available-for-sale debt investments related to the Company’s investments in the securities of other public companies, governmental units and other agencies. The fair value of these investments is based on the quoted market price of the underlying shares. Such instruments are classified within Level 2 of the fair value hierarchy. Fair value estimates are made as of a specific point in time based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors.

The Company determined that the major security types held at December 31, 2011 and 2010 were primarily U.S. government and agency securities, cash and money market funds, commercial paper, corporate bonds, certificate of deposits, asset-backed securities and foreign government securities. The Company uses the specific identification method in computing realized gains or losses. Short-term and long-term investments are classified

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as “available-for-sale” and are carried at fair value with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income or loss, net of any related tax effect. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades over an extended period of time.

Derivative Assets and Liabilities. For foreign currency derivatives, the Company uses forward contract and option valuation models employing market observable inputs, such as spot currency rates, time value and option volatilities with adjustments made to these values utilizing the credit default swap rates of our foreign exchange trading counterparties. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit risk valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2011, the Company had assessed the significance of the impact of the credit risk valuation adjustments on the overall valuation of its derivative positions and had determined that the credit risk valuation adjustments were not significant to the overall valuation of its derivatives. Therefore, they are categorized as Level 2.

7. Capital Lease and Other Financing Obligations

Capital lease and other financing obligations consisted of the following as of December 31 (in thousands):

	2011	2010
Paris 3 IBX capital lease	$56,052	$58,296
Singapore 1 IBX financing	43,020	—
Hong Kong 2 IBX financing	39,339	—
Los Angeles IBX financing	36,344	36,914
Washington, D.C. metro area IBX capital lease	26,625	28,497
U.S. headquarters capital leases	30,757	25,197
New Jersey capital lease	23,357	24,161
New York 5 IBX lease	20,542	—
London IBX financing	16,424	15,917
DC 10 IBX financing	16,420	—
Sunnyvale capital lease	14,718	15,268
San Jose IBX equipment & fiber financing	12,509	13,176
Zurich IBX financing	12,210	12,574
Sydney 3 IBX financing	11,468	11,053
Seattle 3 IBX Financing	8,097	—
Other capital lease and financing obligations	33,929	20,880

	$401,811	$253,945

Paris 3 IBX Capital Lease

In September 2008, the Company entered into a capital lease for a space within a warehouse building in the Paris, France metro area adjacent to one of its existing Paris IBX data centers, which became the Company’s third IBX data center in the Paris metro area (the “Paris 3 IBX Capital Lease”). The Company took possession of this property in the fourth quarter of 2008. In April 2010, the Paris 3 IBX Capital Lease was amended to take on additional space effective July 2010, which the Company used to expand its Paris 3 IBX data center. Monthly payments under the Paris 3 IBX Capital Lease commenced in October 2010 and will be made through September 2020 at an effective interest rate of 8.46% per annum.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Singapore 1 IBX Financing

In March 2011, the Company entered into a lease amendment to add space to its existing IBX data center in Singapore (the “Singapore IBX Expansion Project” and the “Singapore 1 IBX Lease”). The Company exercised an option to convert part of the space within the Singapore IBX Expansion Project to meet the Company’s needs. The Singapore 1 IBX Lease commenced in April 2011 and has a remaining term of 6.1 years and a total cumulative remaining rent obligation of approximately $15,495,000 (using the exchange rate as of December 31, 2011). The Company began construction in July 2011. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company is considered the owner of the building during the construction phase due to the building work that the Company is undertaking. As a result, the Company recorded a building asset during the construction period and a related financing liability (the “Singapore 1 IBX Financing”). Monthly payments under the Singapore 1 IBX Financing commenced in July 2011 and will be made through April 2017 at an effective interest rate of 3.44% per annum.

Hong Kong 2 IBX Financing

In August 2010, the Company entered into a lease agreement for rental of space which became its second IBX data center in Hong Kong. Additionally, in December 2010, the Company entered into a license agreement with the same Landlord to obtain the right to make structural changes to the leased space (the “Hong Kong 2 IBX Financing”). The Hong Kong 2 IBX Financing has a term of 12 years and a total cumulative rent obligation of approximately $40,447,000. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company was considered the owner of the leased space during the construction phase due to the structural work that the Company undertook, which commenced in January 2011. As a result, in January 2011, the Company recorded a building asset and a related financing obligation liability totaling approximately $38,036,000. Monthly payments under the Hong Kong 2 IBX Financing will commence in March 2012 and will be made through October 2022 at an effective interest rate of 6.93% per annum.

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

U.S. Headquarters Capital Leases

In May 2010, the Company entered into a lease for a building for the Company’s new headquarters, which is located at One Lagoon Drive, Redwood City, California (the “U.S. Headquarters Capital Lease”). The Company took possession of this property in July 2010. In August 2011, the Company amended the U.S. Headquarters Capital Lease to add two additional office spaces (the “U.S. Headquarters Capital Leases”). The total cumulative rent obligation under the U.S. Headquarters Capital Leases is approximately $61,222,000 at a weighted-average effective interest rate of 8.75%. Monthly payments under the U.S. Headquarters Capital Leases will be made through September 2030.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Jersey Capital Lease

In April 2010, the Company assumed a New Jersey capital lease in connection with the Switch and Data Acquisition related to a property in North Bergen, New Jersey (the “New Jersey Capital Lease”). The New Jersey Capital Lease is payable monthly and will be made through July 2023 at an effective interest rate of 8.6% per annum.

DC 10 IBX Financing

In December 2010, the Company entered into a lease for a building that the Company and the landlord is jointly developing to meet the Company’s needs and which the Company is in the process of converting into its 10th IBX data center in the Washington, D.C. metro area (the “DC 10 IBX Expansion Project” and the “DC 10 Lease”). Monthly payments under the DC 10 Lease will commence in June 2012 and will be made through November 2023 at an effective interest rate of 11.08%. The DC 10 Lease has a total cumulative rent obligation of approximately $27,752,000. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company is considered the owner of the building during the construction phase due to the building work that the landlord and the Company undertook. As a result, the Company recorded a building asset during the construction period and a related financing liability (the “DC 10 IBX Financing”), while the underlying land will be considered an operating lease. In connection with the DC 10 IBX Financing, the Company recorded a building asset totaling approximately $19,350,000 and a corresponding financing obligation liability totaling approximately $16,420,000 as of December 31, 2011.

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

Zurich IBX Financing

In June 2009, the Company entered into a lease for building space within a multi-floor, multi-tenant building that the Company has converted into its fourth IBX data center in Zurich, Switzerland (the “Zurich IBX Financing”). The Zurich IBX Financing has a fixed term of 10 years, with options to extend for up to an additional 10 years, in five-year increments. Monthly payments under the Zurich Lease commenced in July 2009 and will be made through April 2019 at an effective interest rate of 4.49%.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New York 5 IBX Lease

In May 2011, the Company entered into a lease amendment for two buildings that the Company is in the process of developing into its eighth IBX data center in the New York metro area (the “NY 5 IBX Expansion Project” and the “NY 5 Lease Amendment”). Under the NY 5 Lease Amendment, the Company exercised its first five year renewal option available in the original lease agreement, which was entered into in April 2010. The NY 5 Lease Amendment commenced in May 2011 and has a remaining term of 16.7 years and a total cumulative remaining rent obligation of approximately $41,168,000. Monthly payments under the NY 5 Lease Amendment will be made through December 2027 at an effective interest rate of 7.30%. The Company began the specified construction for one of the two buildings in June 2011. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company is considered the owner of the building during the construction phase due to the structural building work that the Company is undertaking. As a result, the Company will be recording a building asset during the construction period and a related financing liability (the “NY 5 IBX Financing”), while the underlying land will be considered an operating lease. The building is expected to be completed during the second half of 2012. In connection with the NY 5 IBX Financing, the Company recorded a building asset totaling approximately $11,541,000 and a corresponding financing obligation liability totaling approximately $12,366,000 as of December 31, 2011. The other building is being accounted for as a capital lease.

Sydney 3 IBX Financing

In June 2010, the Company entered into a lease for a building that the Company and the landlord jointly developed to meet the Company’s needs and which the Company converted into its third IBX data center in Sydney, Australia (the “Sydney 3 IBX Expansion Project” and the “Sydney 3 Lease”). The Sydney 3 Lease commenced in September 2010 and has a term of 15 years and a total cumulative rent obligation of approximately $29,941,000 (using the exchange rate as of December 31, 2011). Monthly payments under the Sydney 3 Lease will commence in March 2012 and will be made through January 2030 at an effective interest rate of 2.80%. Pursuant to the accounting standard for lessee’s involvement in asset construction and for leasing transactions involving special-purpose entities, the Company is considered the owner of the building during the construction phase due to the structural building work that the landlord undertook on the Company’s behalf.

Seattle 3 IBX Financing

In October 2011, the Company entered into a lease for a building that the Company and the landlord is in the process of developing to meet the Company’s needs and which the Company is in the process of converting into its third IBX data center in the Seattle area (the “SE3 IBX Expansion Project” and the “SE3 Lease”). The SE3 Lease has a term of 15 years commencing from the date the landlord delivers the completed building to the Company, which is expected to occur in the first quarter of 2013. Monthly payments under the SE3 Lease are expected to commence two months after the date the landlord delivers the completed building to the Company and will be made through the end of the lease term at an effective interest rate of 18.1%. The SE3 Lease has a total cumulative rent obligation of approximately $110,420,000. The landlord began construction of the building to the Company’s specifications in November 2011. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company is considered the owner of the building during the construction phase due to the building work that the landlord and the Company are undertaking. As a result, the Company will be recording a building asset during the construction period and a related financing liability (the “SE3 IBX Building Financing”), while the underlying land will be considered an operating lease. In connection with the SE3 IBX Building Financing, the Company recorded a building asset totaling approximately $8,023,000 and a corresponding financing obligation liability totaling approximately $8,096,000, representing the estimated percentage-of-completion of the building as of December 31, 2011.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Capital Lease and Financing Obligations

The Company has numerous other capital lease and financing obligations with maturity dates ranging from 2012 to 2030 with a weighted-average effective interest rate of 9.28%.

Maturities of Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations are summarized as follows as of December 31, 2011 (dollars in thousands):

	Capital lease obligations	Other financing obligations	Total
2012	$18,890	$20,809	$39,699
2013	18,642	23,964	42,606
2014	19,251	27,225	46,476
2015	19,636	29,967	49,603
2016	18,614	31,088	49,702
Thereafter	132,153	253,542	385,695

Total minimum lease payments	227,186	386,595	613,781
Plus amount representing residual property value	—	210,956	210,956
Less estimated building costs	—	(18,750)	(18,750)
Less amount representing interest	(88,603)	(315,573)	(404,176)

Present value of net minimum lease payments	138,583	263,228	401,811
Less current portion	(7,978)	(3,564)	(11,542)

	$130,605	$259,664	$390,269

8. Debt Facilities

Loans Payable

The Company’s non-convertible debt consisted of the following as of December 31 (in thousands):

	2011	2010
Asia-Pacific financing	$193,843	$120,315
Paris 4 financing	52,104	—
ALOG financing (Note 2)	10,288	—

	256,235	120,315
Less current portion	(87,440)	(19,978)

	$168,795	$100,337

Asia-Pacific Financing

In May 2010, five wholly-owned subsidiaries of the Company, located in Australia, Hong Kong, Japan and Singapore, completed a new multi-currency credit facility agreement for approximately $223,636,000 (the “Asia-Pacific Financing”), comprising 79,153,000 Australian dollars, 370,433,000 Hong Kong dollars, 99,434,000 Singapore dollars and 1,513,400,000 Japanese yen. The Asia-Pacific Financing replaced the Company’s previous

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asia-Pacific Financing and Singapore Financing. The Asia-Pacific Financing has a five-year term with semi-annual principal payments and quarterly debt service and consists of two tranches: (i) Tranche A totaling approximately $90,810,000 was available for immediate drawing upon satisfaction of certain conditions precedent and was used to refinance the older Asia-Pacific Financing and Singapore Financing and (ii) Tranche B totaling approximately $132,826,000 is available for drawing in Australian, Hong Kong and Singapore dollars only for up to 24 months following the effective date of the Asia-Pacific Financing. The Asia Pacific Financing bears an interest rate of 3.50% above the local borrowing rates for the first 12 months and interest rates between 2.50%-3.50% above the local borrowing rates thereafter, depending on the leverage ratio within these five subsidiaries of the Company. The Asia-Pacific Financing contains four financial covenants, which the Company and its five subsidiaries must comply with quarterly, consisting of two leverage ratios, an interest coverage ratio and a debt service ratio. The Asia-Pacific Financing is guaranteed by the parent, Equinix, Inc., and is secured by most of the Company’s five subsidiaries’ assets and share pledges. As of December 31, 2011, the Company’s five subsidiaries had fully utilized Tranche A and Tranche B under the Asia-Pacific Financing. The loans payable under the Asia-Pacific Financing have a final maturity date of March 2015. As of December 31, 2011, the Company and its five subsidiaries were in compliance with all financial covenants in connection with the Asia-Pacific Financing. As of December 31, 2011, the blended interest rate under the Asia-Pacific Financing was approximately 5.40% per annum.

Senior Revolving Credit Line

In September 2011, the Company entered into a $150,000,000 senior unsecured revolving credit facility (the “Senior Revolving Credit Line”) with a group of lenders (the “Lenders”). The Senior Revolving Credit Line replaced the Company’s $25,000,000 revolving credit facility with Bank of America (the “Bank of America Revolving Credit Line”). As a result, the outstanding letters of credit issued under the Bank of America Revolving Credit Line were all transferred into the Senior Revolving Credit Line. The Company may use the Senior Revolving Credit Line for working capital, capital expenditures, issuance of letters of credit, general corporate purposes and to refinance a portion of the Company’s existing debt obligations. The Senior Revolving Credit Line has a five-year term and allows the Company to borrow, repay and re-borrow over the term. The Senior Revolving Credit Line provides a sublimit for the issuance of letters of credit of up to $100,000,000 and a sublimit for swing line borrowings of up to $25,000,000. Borrowings under the Senior Revolving Credit Line carry an interest rate of US$ LIBOR plus an applicable margin ranging from 1.25% to 1.75% per annum, which varies as a function of the Company’s senior leverage ratio. The Company is also subject to a quarterly non-utilization fee ranging from 0.30% to 0.40% per annum, the pricing of which will also vary as a function of the Company’s senior leverage ratio. Additionally, the Company may increase the size of the Senior Revolving Credit Line at its election by up to $100,000,000, subject to approval by the Lenders and based on current market conditions. The Senior Revolving Credit Line contains several financial covenants, which the Company must comply with quarterly, including a leverage ratio, fixed charge coverage ratio and a minimum net worth covenant. As of December 31, 2011, the Company was in compliance with all financial covenants associated with the Senior Revolving Credit Line.

As of December 31, 2011, the Company had 15 irrevocable letters of credit totaling $24,724,000 issued and outstanding under the Senior Revolving Credit Line. As a result, the amount available to borrow was $125,276,000 as of December 31, 2011.

Paris 4 IBX Financing

In March 2011, the Company entered into two agreements with two unrelated parties to purchase and develop a building that will become the Company’s fourth IBX data center in the Paris metro area. The first

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement, as amended, allowed the Company the right to purchase the property for a total fee of approximately $19,433,000, payable to a company that held exclusive rights (including power rights) to the property and was already in the process of developing the property into a data center and will now, instead, become the anchor tenant in the Paris 4 IBX data center once it is open for business. The second agreement was entered into with the developer of the property and allowed the Company to take immediate title to the building and associated land and also requires the developer to construct the data center to the Company’s specifications and deliver the completed data center to the Company in July 2012 for a total fee of approximately $99,692,000. Both agreements include extended payment terms. The Company made payments under both agreements totaling approximately $35,851,000 during the year ended December 31, 2011 and the remaining payments due totaling approximately $83,274,000 are payable on various dates through March 2013 (the “Paris 4 IBX Financing”). Of the amounts paid or payable under the Paris 4 IBX Financing, a total of approximately $14,951,000 was allocated to land and building assets, $3,320,000 was allocated to a deferred charge, which will be netted against revenue associated with the anchor tenant of the Paris 4 IBX data center over the term of the customer contract, and the remainder totaling $100,854,000 was or will be allocated to construction costs inclusive of interest charges. The Company has imputed an interest rate of 7.86% per annum on the Paris 4 IBX Financing as of December 31, 2011. The Company will record additional construction costs and increase the Paris 4 IBX Financing liability over the course of the construction period. The Paris 4 IBX Financing also required the Company to post approximately $87,915,000 of cash into a restricted cash account to ensure liquidity for the developer during the construction period. As a result, the Company’s restricted cash balances (both current and non-current) have increased (refer to “Other Current Assets” and “Other Assets” in Note 4). In January and February 2012, the Company made payments of approximately $48,277,000 from the restricted cash account under the Paris 4 IBX Financing.

Convertible Debt

The Company’s convertible debt consisted of the following as of December 31 (in thousands):

	2011	2010
2.50% Convertible Subordinated Notes	$250,000	$250,000
3.00% Convertible Subordinated Notes	395,986	395,986
4.75% Convertible Subordinated Notes	373,750	373,750

	1,019,736	1,019,736
Less amount representing debt discount	(78,652)	(103,399)

	941,084	916,337
Less current portion	(246,315)	—

	$694,769	$916,337

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Upon conversion, due to the conversion formulas associated with the 2.50% Convertible Subordinated Notes, if the Company’s stock is trading at levels exceeding $112.03 per share, and if the Company elects to pay any portion of the consideration in cash, additional consideration beyond the $250,000,000 of gross proceeds received would be required. However, in no event would the total number of shares issuable upon conversion of the 2.50% Convertible Subordinated Notes exceed 11.6036 per $1,000 principal amount of Convertible Subordinated Notes, subject to anti-dilution adjustments, or the equivalent of $86.18 per share of common stock or a total of 2,900,900 shares of the Company’s common stock. As of December 31, 2011, the 2.50% Convertible Subordinated Notes were convertible into 2,231,475 shares of the Company’s common stock.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company may only redeem all or a portion of the 2.50% Convertible Subordinated Notes at any time after April 16, 2010 for cash but only if the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days immediately prior to the day the Company gives notice of redemption is greater than 130% of the applicable conversion price per share of common stock on the date of the notice, which was $145.64 per share as of December 31, 2011. The redemption price will equal 100% of the principal amount of the 2.50% Convertible Subordinated Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

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

	2011	2010
Equity component (1)	$52,263	$52,263

Liability component :
Principal	$250,000	$250,000
Less: debt discount, net (2)	(3,685)	(15,815)

Net carrying amount	$246,315	$234,185

(1)	Included in the consolidated balance sheets within additional paid-in capital.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Included in the consolidated balance sheets within convertible debt and is amortized over the remaining life of the 2.50% Convertible Subordinated Notes.

As of December 31, 2010, the remaining life of the 2.50% Convertible Subordinated Notes was 0.29 years.

The following table sets forth total interest expense recognized related to the 2.50% Convertible Subordinated Notes during the year ended December 31 (in thousands):

	2011	2010
Contractual interest expense	$6,250	$6,250
Amortization of debt issuance costs	1,228	1,236
Amortization of debt discount	12,130	11,242

Total interest expense	$19,608	$18,728

Effective interest rate of the liability component	8.37%	8.37%

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

Holders of the 3.00% Convertible Subordinated Notes may convert their notes at their option on any day up to and including the business day immediately preceding the maturity date into shares of the Company’s common stock. The base conversion rate is 7.436 shares of common stock per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to adjustment. This represents a base conversion price of approximately $134.48 per share of common stock. If, at the time of conversion, the applicable stock price of the Company’s common stock exceeds the base conversion price, the conversion rate will be determined pursuant to a formula resulting in the receipt of up to 4.4616 additional shares of common stock per $1,000 principal amount of the 3.00% Convertible Subordinated Notes, subject to adjustment. However, in no event would the total number of shares issuable upon conversion of the 3.00% Convertible Subordinated Notes exceed 11.8976 per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to anti-dilution adjustments, or the equivalent of $84.05 per share of the Company’s common stock or a total of 4,711,283 shares of the Company’s common stock. As of December 31, 2011, the 3.00% Convertible Subordinated Notes were convertible into 2,944,551 shares of the Company’s common stock.

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

Upon conversion, if the Company elected to pay a sufficiently large portion of the conversion obligation in cash, additional consideration beyond the $373,750,000 of gross proceeds received would be required. As of December 31, 2011, the 4.75% Convertible Subordinated Notes were convertible into 4,432,638 shares of the Company’s common stock.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Issuance and transaction costs incurred at the time of the issuance of the 4.75% Convertible Subordinated Notes with third parties are allocated to the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. The 4.75% Convertible Subordinated Notes consisted of the following as of December 31 (in thousands):

	2011	2010
Equity component (1)	$104,794	$104,794

Liability component:
Principal	$373,750	$373,750
Less: debt discount, net (2)	(74,967)	(87,584)

Net carrying amount	$298,783	$286,166

(1)	Included in the consolidated balance sheets within additional paid-in capital.
(2)	Included in the consolidated balance sheets within convertible debt and is amortized over the remaining life of the 4.75% Convertible Subordinated Notes.

As of December 31, 2011, the remaining life of the 4.75% Convertible Subordinated Notes was 4.46 years.

The following table sets forth total interest expense recognized related to the 4.75% Convertible Subordinated Notes for the year ended December 31 (in thousands):

	2011	2010
Contractual interest expense	$17,753	$17,753
Amortization of debt issuance costs	1,029	1,033
Amortization of debt discount	12,617	11,390

	$31,399	$30,176

Effective interest rate of the liability component	10.88%	10.88%

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes

The Company’s senior notes consisted of the following as of December 31 (in thousands):

	2011	2010
8.125% senior notes due 2018	$750,000	$750,000
7.00% senior notes due 2021	750,000	—

	$1,500,000	$750,000

8.125% Senior Notes

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Debt issuance costs related to the Senior Notes, net of amortization, were $11,212,000 as of December 31, 2011.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Debt issuance costs related to the 7.00% Senior Notes, net of amortization, were $13,568,000 as of December 31, 2011.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loss on Debt Extinguishment and Interest Rate Swaps, Net

Loss on debt extinguishment and interest rate swaps, net for the year ended December 31, 2010 consisted of the following (in thousands):

Debt extinguishment on loans payable	$2,764
Debt extinguishment on capital lease obligations	(36)
Debt extinguishment on mortgage payable	(5,356)

Loss on debt extinguishment, net	(2,628)
Loss on interest rate swaps	(7,559)

Loss on debt extinguishment and interest rate swaps, net	$(10,187)

Maturities of Debt Facilities

The following table sets forth maturities of the Company’s debt, including loans payable, convertible debt and senior notes, as of December 31, 2011 (in thousands):

Year ending:
2012	$333,755
2013	65,939
2014	463,749
2015	35,088
2016	298,788
Thereafter	1,500,000

$2,697,319

Fair Value of Debt Facilities

The following table sets forth the estimated fair values of the Company’s loans payable, senior notes and convertible debt, including current maturities, as of December 31 (in thousands):

	2011	2010
Loans payable	$269,451	$126,958
Convertible debt	1,057,801	995,012
Senior Notes	1,612,287	816,270

Interest Charges

The following table sets forth total interest costs incurred and total interest costs capitalized for the years ended December 31 (in thousands):

	2011	2010	2009
Interest expense	$181,303	$140,475	$74,232
Interest capitalized	11,943	10,349	12,853

Interest charges incurred	$193,246	$150,824	$87,085

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Redeemable Non-Controlling Interests

As a result of the ALOG Acquisition (Note 2), the Company recorded redeemable non-controlling interests. Given the provisions in the ALOG Acquisition related to the put options and call options, the Company adjusts its redeemable non-controlling interests to redemption value on each balance sheet date with corresponding increases/decreases recognized as adjustments to retained earnings or, in the absence of retained earnings, additional paid-in capital.

The following table provides a summary of the activities of the Company’s redeemable non-controlling interests (in thousands):

Balance at December 31, 2010	$—
ALOG acquisition (Note 2)	66,777
Net loss attributable to redeemable non-controlling interests	(1,394)
Foreign currency loss attributable to redeemable non-controlling interests	(7,110)
Change in redemption value of non-controlling interests	11,476
Impact of foreign currency exchange	(2,148)

Balance at December 31, 2011	$67,601

10. Stockholders’ Equity

The Company’s authorized share capital is 300,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 25,000,000 is designated Series A, 25,000,000 is designated as Series A-1 and 50,000,000 is undesignated. As of December 31, 2011 and 2010, the Company had no preferred stock issued and outstanding.

Common Stock

As of December 31, 2011, the Company has reserved the following shares of authorized but unissued shares of common stock for future issuance:

Conversion of 2.50% Convertible Subordinated Notes	2,900,900
Conversion of 3.00% Convertible Subordinated Notes	4,711,283
Conversion of 4.75% Convertible Subordinated Notes	4,432,638
Common stock options and restricted stock units	9,429,292
Common stock employee purchase plans	2,849,528

24,323,641

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive loss consisted of the following as of December 31 (in thousands):

	2011	2010
Foreign currency translation loss, net of tax of $127 and $151	$(150,872)	$(112,096)
Unrealized gain on available for sale securities, net of tax of $48 and $203	64	78

Accumulated other comprehensive loss, net of tax	(150,808)	(112,018)
Accumulated other comprehensive loss attributable to redeemable non-controlling interests, net of tax of $0 and $0	7,110	—

Accumulated other comprehensive loss, net of tax, attributable to Equinix	$(143,698)	$(112,018)

Changes in foreign currencies can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translating into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. During the year ended December 31, 2011, the U.S. dollar was generally weaker relative to certain of the currencies of the foreign countries in which the Company operates. This overall weakness of the U.S. dollar had an overall positive impact on the Company’s consolidated results of operations because the foreign denominations translated into more U.S. dollars; however, the U.S. dollar began to strengthen towards the end of 2011 which had a negative impact on the Company’s consolidated balance sheets as evidenced by an increase in foreign currency translation loss for the year ended December 31, 2011 compared to the year ended December 31, 2010 as reflected in the above table. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company does business could have a significant impact on its consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.

Share Repurchase Program

In November 2011, the Company’s Board of Directors (the “Board”) approved a share repurchase program (the “Share Repurchase Program”) to repurchase up to $250,000,000 in value of the Company’s common stock in the open market or private transactions through December 31, 2012. The Share Repurchase Program was designed to return value to the Company’s shareholders and minimize dilution from stock issuances.

During the year ended December 31, 2011, the Company repurchased a total of 870,421 shares of its common stock in the open market at an average price of $99.57 per share for a total consideration of $86,666,000 under the Share Repurchase Program.

11. Stock-Based Compensation

ALOG Equity Awards

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the year ended December 31, 2011, no stock options related to the ALOG Stock Options were vested, exercised or cancelled.

Equinix Equity Awards

Equity Compensation Plans

In May 2000, the Company’s stockholders approved the adoption of the 2000 Equity Incentive Plan as the successor plan to the 1998 Stock Plan. Beginning in August 2000, the Company no longer issued additional grants under the 1998 Stock Plan, and unexercised options under the 1998 Stock Plan that cancel due to an optionee’s termination may be reissued under the successor 2000 Equity Incentive Plan. Under the 2000 Equity Incentive Plan, nonstatutory stock options, restricted shares, restricted stock units, and stock appreciation rights may be granted to employees, outside directors and consultants at not less than 85% of the fair value on the date of grant, and incentive stock options may be granted to employees at not less than 100% of the fair value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and equity awards granted to employees and consultants on or after October 1, 2005 will generally expire seven years from the grant date, subject to continuous service of the optionee. Equity awards granted under the 2000 Equity Incentive Plan generally vest over four years. As of December 31, 2011, the Company had reserved a total of 16,807,926, shares for issuance under the 2000 Equity Incentive Plan of which 6,064,984 were still available for grant. The plan reserve was increased on January 1 each year through January 1, 2010 by the lesser of 6% of the common stock then outstanding or 6,000,000 shares. The 2000 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”), and the Compensation Committee may terminate or amend the plan, with approval of the stockholders as may be required by applicable law, at any time.

In May 2000, the Company’s stockholders approved the adoption of the 2000 Director Option Plan, which was amended and restated effective January 1, 2003. Under the 2000 Director Option Plan, each non-employee board member who was not previously an employee of the Company will receive an automatic initial nonstatutory stock option grant, which vests in four annual installments. In addition, each non-employee board member will receive an annual non-statutory stock option grant on the date of the Company’s regular Annual Meeting of Stockholders, provided the board member will continue to serve as a director thereafter. Such annual option grants shall vest in full on the earlier of a) the first anniversary of the grant, or b) the date of the regular Annual Meeting of Stockholders held in the year following the grant date. A new director who receives an initial option will not receive an annual option in the same calendar year. Options granted under the 2000 Director Option Plan will have an option price not less than 100% of the fair value on the date of grant and will have a 10-year contractual term, subject to continuous service of the board member. On December 18, 2008, the Company’s Board of Directors passed resolutions eliminating all automatic stock option grant mechanisms under the 2000 Director Option Plan, and replaced them with an automatic restricted stock unit grant mechanism under

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the 2000 Equity Incentive Plan. As of December 31, 2011, the Company had reserved 593,440 shares subject to options for issuance under the 2000 Director Option Plan of which 505,938 were still available for grant. An additional 50,000 shares was added to the reserve on January 1 each year through January 1, 2010. The 2000 Director Option Plan is administered by the Compensation Committee and the Compensation Committee may terminate or amend the plan, with approval of the stockholders as may be required by applicable law, at any time.

In September 2001, the Company adopted the 2001 Supplemental Stock Plan, under which non-statutory stock options and restricted shares/restricted stock units may be granted to consultants and employees who are not executive officers or board members, at not less than 85% of the fair value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and options granted on or after October 1, 2005 will generally expire seven years from the grant date, subject to continuous service of the optionee. Current stock options granted under the 2001 Supplemental Stock Plan generally vest over four years. As of December 31, 2011, the Company had reserved a total of 1,493,961 shares for issuance under the 2001 Supplemental Stock Plan, of which 260,189 were still available for grant. The 2001 Supplemental Stock Plan is administered by the Compensation Committee, and the plan will continue in effect indefinitely unless the Compensation Committee decides to terminate it earlier.

The 1998 Stock Plan, 2000 Equity Incentive Plan, 2000 Director Option Plan, 2001 Supplemental Stock Plan and Switch and Data 2007 Stock Incentive Plan are collectively referred to as the “Equity Compensation Plans.”

Stock Options

Stock option activity under the Equity Compensation Plans is summarized as follows:

	Number of shares outstanding	Weighted- average exercise price per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (2) (dollars in thousands)
Stock options outstanding at December 31, 2008	2,557,453	$63.18
Stock options granted	—	—
Stock options exercised	(621,628)	48.89
Stock options canceled	(64,854)	97.58

Stock options outstanding at December 31, 2009	1,870,971	66.74
Stock options granted (1)	476,943	55.98
Stock options exercised	(610,896)	49.31
Stock options canceled	(267,652)	109.18

Stock options outstanding at December 31, 2010	1,469,366	62.77
Stock options granted	—	—
Stock options exercised	(478,832)	54.17
Stock options canceled	(70,618)	92.55

Stock options outstanding at December 31, 2011	919,916	64.96	2.64	$33,785

Stock options vested and expected to vest at December 31, 2011 (3)	919,179	64.98	2.64	33,737

Stock options exercisable at December 31, 2011	887,084	65.83	2.49	31,817

(1)	Stock options issued in connection with the Switch and Data Acquisition (see Note 2, “Switch and Data Acquisition”).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	The aggregate intrinsic value is calculated as the difference between the market value of the stock as of December 31, 2011 and the exercise price of the option.
(3)	Includes pre-vesting estimated forfeiture rate assumptions on stock options outstanding.

The following table summarizes information about outstanding stock options as of December 31, 2011:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted- average remaining contractual life	Weighted- average exercise price	Number of shares	Weighted- average exercise price
$0.06 to $30.02	62,028	1.78	$23.28	62,028	$23.28
$30.02 to $41.74	84,440	3.56	35.89	63,626	37.74
$41.74 to $44.89	93,556	3.02	44.55	93,556	44.55
$44.89 to $52.85	180,556	1.18	52.14	180,556	52.14
$57.06 to $74.91	80,704	3.10	62,53	68,686	62.81
$75.38 to $75.38	136,853	1.96	75.38	136,853	75.38
$78.12 to $87.54	94,341	3.11	85.10	94,341	85.10
$87.54 to $95.79	92,118	4.83	92.88	92,118	92.88
$95.79 to $112.41	95,320	2.77	102.35	95,320	102.35

	919,916	2.64	64.96	887,084	65.83

The Company provides the following additional disclosures for stock options as of December 31 (dollars in thousands):

	2011	2010	2009
Total fair value of stock options vested	$5,183	$15,456	$19,066
Total aggregate intrinsic value of stock options exercised (1)	19,765	29,379	23,701

(1)	The intrinsic value is calculated as the difference between the market value of the stock on the date of exercise and the exercise price of the option.

In July 2008, the Company began granting restricted stock units in lieu of stock options.

The Company used the Black-Scholes option-pricing model to determine the fair value of stock options granted in connection with the Switch and Data Acquisition with the following weighted average assumptions for the year ended December 31, 2010:

Dividend yield	0%
Expected volatility	37%
Risk-free interest rate	1.11%
Expected life (in years)	2.24

The weighted-average fair value of stock options per share on the date of grant was $53.42 for the year ended December 31, 2010.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Shares and Restricted Stock Units

Restricted Shares

Prior to 2008, the Company granted two types of restricted shares to its executive officers:

1.	Unissued restricted shares at grant (2005 grant).

These shares became issued and outstanding shares when they vested. The activity of these restricted shares is summarized as follows:

	Number of shares outstanding	Weighted- average grant date fair value per share
Restricted shares outstanding, December 31, 2008	32,000	$43.76
Restricted shares issued, vested	(32,000)	43.76

Restricted shares outstanding, December 31, 2009	—	—

2.	Issued and outstanding restricted shares at grant (2006 and 2007 grants).

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

	Number of shares outstanding	Weighted- average grant date fair value per share
Restricted shares outstanding, December 31, 2008	282,910	$60.42
Restricted shares released, vested	(137,535)	55.40
Restricted shares canceled	(28,875)	61.49

Restricted shares outstanding, December 31, 2009	116,500	66.09
Restricted shares released, vested	(85,166)	65.54
Restricted shares canceled	—	—

Restricted shares outstanding, December 31, 2010	31,334	72.30
Restricted shares released, vested	(23,834)	68.67
Restricted shares canceled	—	—

Restricted shares outstanding, December 31, 2011	7,500	83.84

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units

Since 2008, the Company primarily grants restricted stock units to its employees, including executives and non-employee directors, in lieu of stock options. The Company grants restricted stock units that have a service condition only or have both a service and performance condition. Each unit is not considered issued and outstanding and does not have voting rights until it is converted into one share of the Company’s common stock upon vesting. Restricted stock unit activity is summarized as follows:

	Number of shares outstanding	Weighted- average grant date fair value per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (2) (dollars in thousands)
Restricted stock units outstanding at December 31, 2008	698,955	$75.46
Restricted stock units granted	884,318	55.96
Restricted stock units released, vested	(308,459)	72.85
Restricted stock units canceled	(51,262)	71.83

Restricted stock units outstanding at December 31, 2009	1,223,552	62.18
Restricted stock units granted (1)	948,442	98.24
Restricted stock units released, vested	(574,918)	68.70
Restricted stock units canceled	(130,734)	87.67

Restricted stock units outstanding at December 31, 2010	1,466,342	80.68
Restricted stock units granted	1,039,259	88.53
Restricted stock units released, vested	(684,259)	79.88
Restricted stock units canceled	(143,077)	86.43

Restricted stock units outstanding at December 31, 2011	1,678,265	85.37	1.24	$170,176

Restricted stock units vested and expected to vest at December 31, 2011 (3)	1,572,783		1.22	159,480

(1)	Includes 98,509 restricted stock units issued in connection with the Switch and Data Acquisition (see Note 2, “Switch and Data Acquisition”).
(2)	The intrinsic value is calculated based on the market value of the stock as of December 31, 2011.
(3)	Includes estimated pre-vesting forfeiture rate assumptions on restricted stock units outstanding.

Total fair value of restricted stock units vested during the years ended December 31, 2011, 2010 and 2009 was $54,659,000, $39,497,000 and $22,471,000.

Employee Stock Purchase Plan

In June 2004, the Company’s stockholders approved the adoption of the 2004 Employee Stock Purchase Plan (the “2004 Purchase Plan”) as a successor plan to a previous plan that ceased activity in 2005. A total of 500,000 shares have been reserved for issuance under the 2004 Purchase Plan, and the number of shares available for issuance under the 2004 Purchase Plan automatically increases on January 1 each year, beginning in 2005, by the lesser of 2% of the shares of common stock then outstanding or 500,000 shares. As of December 31, 2011, a total of 2,849,528 shares remained available for purchase under the 2004 Purchase Plan. The 2004 Purchase Plan permits eligible employees to purchase common stock on favorable terms via payroll deductions of up to 15% of the employee’s cash compensation, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each February 15 and August 15 or such other periods or dates

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as determined by the Compensation Committee from time to time, and the offering periods last up to 24 months with a purchase date every six months. The price of each share purchased is 85% of the lower of a) the fair value per share of common stock on the last trading day before the commencement of the applicable offering period or b) the fair value per share of common stock on the purchase date. The 2004 Purchase Plan is administered by the Compensation Committee of the Board of Directors, and such plan will terminate automatically in June 2014 unless a) the 2004 Purchase Plan is extended by the Board of Directors and b) the extension is approved within 12 months by the Company’s stockholders.

The Company provides the following disclosures for employee stock purchase plan as of December 31 (dollars):

	2011	2010	2009
Weighted average purchase price per share	$61.17	$46.80	$43.57
Weighted average grant-date fair value per share of shares purchased	27.58	28.97	29.17

The Company uses the Black-Scholes option-pricing model to determine the fair value of shares purchased under the 2004 Purchase Plan with the following weighted average assumptions for the years ended December 31:

	2011	2010	2009
Dividend yield	0%	0%	0%
Expected volatility	47%	51%	48%
Risk-free interest rate	0.43%	1.48%	2.70%
Expected life (in years)	1.25	1.25	1.25

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

As of December 31, 2011, the total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $106,786,000 which is expected to be recognized over a weighted-average period of 2.09 years.

The following table presents, by operating expense, the Company’s stock-based compensation expense recognized in the Company’s consolidated statement of operations for the three years ended December 31 (in thousands):

	2011	2010	2009
Cost of revenues	$5,964	$6,082	$5,908
Sales and marketing	14,558	12,666	10,329
General and administrative	51,010	48,740	36,819
Restructuring charges (1)	—	1,488	—

	$71,532	$68,976	$53,056

(1)	See note 16, “Switch and Data Restructuring Charge”.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s stock-based compensation recognized in the consolidated statement of operations was comprised of the following types of equity awards for the years ended December 31 (in thousands):

	2011	2010	2009
Stock options	$3,712	$12,604	$16,008
Restricted shares and restricted stock units	61,894	50,830	30,479
Employee stock purchase plans	5,926	5,542	6,569

	$71,532	$68,976	$53,056

During the years ended December 31, 2011, 2010 and 2009, the Company capitalized $1,431,000, $1,240,000 and $747,000, respectively, of stock-based compensation expense as construction in progress in property, plant and equipment.

12. Income Taxes

Income or loss before income taxes is attributable to the following geographic locations for the years ended December 31 (in thousands):

	2011	2010	2009
Domestic	$44,163	$(1,942)	$69,343
Foreign	86,798	51,822	39,685

Income before income taxes and income (loss) attributable to redeemable non-controlling interests	$130,961	$49,880	$109,028

The provision for income tax consisted of the following components for the years ended December 31 (in thousands):

	2011	2010	2009
Current:
Federal	$—	$—	$(152)
State and local	(3,005)	(169)	(3,010)
Foreign	(24,730)	(6,197)	(8,957)

Subtotal	(27,735)	(6,366)	(12,119)

Deferred:
Federal	(13,563)	(3,162)	(30,288)
State and local	2,594	(1,017)	(1,957)
Foreign	353	(2,454)	4,767

Subtotal	(10,616)	(6,633)	(27,478)

Benefit (provision) for income taxes	$(38,351)	$(12,999)	$(39,597)

State and foreign taxes not based on income are included in general and administrative expenses and the aggregated amount is insignificant for the fiscal years ended December 31, 2011, 2010 and 2009.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fiscal 2011, 2010 and 2009 income tax benefit (expense) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pre-tax income as a result of the following for the years ended December 31 (in thousands):

	2011	2010	2009
Federal tax at statutory rate	$(45,836)	$(17,459)	$(38,160)
State and local taxes	680	(1,186)	(4,967)
Deferred tax assets generated in current year not benefited	—	(7,088)	(6,028)
Foreign income tax rate differential	7,796	5,098	4,830
Non-deductible expenses	(941)	(4,228)	(569)
Stock-based compensation expense	(943)	(560)	(2,758)
Change in valuation allowance	2,493	7,697	8,830
Foreign financing benefits	5,418	7,238	—
Uncertain tax positions reserve	(5,733)	(641)	(15)
Other, net	(1,285)	(1,870)	(760)

Total tax benefit (expense)	$(38,351)	$(12,999)	$(39,597)

The Company has not provided for deferred taxes on the excess of the financial reporting over the tax basis in its investments in foreign subsidiaries that are considered permanent in duration because the Company intends to reinvest the earnings outside the U.S. for an indefinite period of time. It is not practicable to determine these additional taxes. As of December 31, 2011, a number of the Company’s foreign subsidiaries had positive cumulative undistributed earnings representing a total of approximately $121,000,000.

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below as of December 31 (in thousands):

	2011	2010
Deferred tax assets:
Reserves and accruals	$44,316	$31,884
Charitable contributions	142	141
Stock-based compensation expense	24,152	20,493
Unrealized currency losses	156	3
State taxes	1,042	25
Operating loss carryforwards	129,929	164,192

Gross deferred tax assets	199,737	216,738
Valuation allowance	(39,587)	(42,040)

Total deferred tax assets, net	160,150	174,698

Deferred tax liabilities:
Property, plant and equipment	(96,061)	(81,198)
Debt discount	(18,074)	(26,154)
Fixed assets fair value step-up	(48,802)	(59,642)
Intangible assets	(55,879)	(56,763)

Total deferred tax liabilities	(218,816)	(223,757)

Net deferred tax liabilities	$(58,666)	$(49,059)

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $58,666,000 of net deferred tax liabilities as of December 31, 2011 are attributable to the Company’s operations in the United States, Canada and certain entities in Europe. The $49,059,000 of net deferred tax liabilities as of December 31, 2010 are attributable to the Company’s operations in the United States, Canada and certain entities in Europe.

As a result of the ALOG Acquisition, the Company recognized net deferred tax assets in Brazil of $1,371,000 attributable to net operating loss carry-forwards. In addition, as a result of the Switch and Data Acquisition, the Company recognized deferred tax liabilities in the U.S. and Canada of $66,493,000 attributable to identifiable intangibles and fixed assets’ fair value step-ups related to the purchase. The Company’s deferred tax assets and liabilities are included in other current assets, other current liabilities, other assets and other liabilities on the accompanying consolidated balance sheets as of December 31, 2011 and 2010.

The Company’s accounting for deferred taxes involves weighing positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each tax jurisdiction. After considering such evidence as the nature, frequency and severity of current and cumulative financial reporting losses, and the sources of future taxable income and tax planning strategies, management concluded that a 100% valuation allowance was required in certain foreign jurisdictions. A valuation allowance is provided for the deferred tax assets, net of deferred tax liabilities, associated with the Company’s operations in certain jurisdictions located in the Company’s Americas, Asia Pacific and European regions. The operations in these jurisdictions still have significant losses as of the end of 2011. As such, management does not believe these operations have established a sustained history of profitability and that a valuation allowance is therefore necessary.

During the year ended December 31, 2011, the Company released the valuation allowance of $2,493,000 against the deferred tax assets of one of its Swiss entities as the Swiss entity merged into another profitable entity in the same jurisdiction while preserving all of its tax attributes. The combined entities are expected to be profitable in future years. Upon evaluating the positive and negative evidence, management concluded it is more likely than not that the deferred tax assets of both entities will be fully realizable in the foreseeable future.

During the year ended December 31, 2010, the Company released the valuation allowances of $5,200,000 and $2,100,000, respectively, against the deferred tax assets with one of its German entities and one of its Singaporean entities, as the German entity had sustained the consecutive two years of profitability and was expected to be profitable in future years while the Singapore entity merged into another profitable entity in the same jurisdiction while preserving all of its tax attributes. Upon evaluating the positive and negative evidence, management concluded it was more likely than not that the deferred tax assets of both entities would be fully realizable in the foreseeable future. Both entities continued their profitability in 2011.

During the year ended December 31, 2009, the Company released the valuation allowances of $3,119,000 and $5,196,000, respectively, against the deferred tax assets in Hong Kong and one of its U.K. entities as both entities had become profitable. Upon evaluating the positive and negative evidence, management concluded it was more likely than not that the deferred tax assets would be fully realizable in its operations in both entities. Both entities continued their profitability in 2011.

Federal and state tax laws, including California tax laws, impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. In 2003, the Company conducted an analysis to determine whether an ownership change had occurred due to significant stock transactions in each of the reporting years disclosed at that time. The analysis indicated that an ownership change occurred during fiscal year 2002, which resulted in an annual limitation of approximately $819,000 for net operating loss carryforwards generated prior to 2003.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Therefore, the Company substantially reduced its federal and state net operating loss carryforwards for the periods prior to 2003 to approximately $16,400,000. In addition, an ownership change under Section 382 of the Internal Revenue Code was triggered in September 2007 by the issuance of 4,211,939 shares of the Company’s common stock. However, the annual limitation associated with this ownership change is not meaningful due to the substantial market capitalization of the Company at the time of the ownership change. The Company determined that no Section 382 ownership change occurred in 2011. In addition, the net operating loss acquired in the Switch and Data Acquisition is subject to the Section 382 limitation; however, the Company has determined that none of the acquired net operating loss will expire unused as a result of the limitation.

As of December 31, 2011, the Company’s net operating loss carryforwards for federal and state income tax purposes which expire, if not utilized, at various intervals from 2012, are outlined below (in thousands):

Expiration Date	Federal (1)	States (1)	Foreign	Total (1)
2012 to 2014	$—	$5,683	$116	$5,799
2015 to 2017	—	176,590	21,923	198,513
2018 to 2020	82,548	32,499	24,969	140,016
2021 to 2023	255,419	64,155	—	319,574
2024 to 2026	54,354	18,933	—	73,287
2027 to 2029	149,147	26,151	—	175,298
Thereafter	151,041	20,626	63,438	235,105

	$692,509	$344,637	$110,446	$1,147,592

(1)	The total amount of net operating loss carryforwards that will not be available to offset the Company’s future taxable income due to section 382 limitations was $372,130,000, comprising $241,766,000 of federal and $130,364,000 of state.

Approximately $145,000,000 of the total net operating loss carryforwards is attributable to excess tax deductions related to employee stock awards, the benefit from which will be credited to additional paid-in capital when subsequently utilized in future years.

The beginning and ending balances of the Company’s unrecognized tax benefits are reconciled below for the years ended December 31, (in thousands):

	2011	2010	2009
Beginning balance	$16,616	$1,559	$1,187
Gross increases related to prior year tax positions	23,053	14,742	112
Gross decreases related to prior year tax positions	(690)	—	—
Gross increases related to current year tax positions	4,692	315	260
Decreases resulting from expiration of statute of limitation	(26)	—	—
Decreases resulting from settlements	(84)	—	—

Ending balance	$43,561	$16,616	$1,559

As a result of the ALOG Acquisition, the Company’s unrecognized tax benefits increased by $22,918,000 for various uncertain tax positions related to prior years. In addition, as a result of the Switch and Data Acquisition, the Company increased the unrecognized tax benefits by $13,893,000 related to the uncertain tax positions taken prior to the Switch and Data Acquisition. For the year ended December 31, 2011, the Company recognized $2,227,000 of interest and penalties associated with the unrecognized tax benefits in its statement of operations.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unrecognized tax benefits of $43,561,000 as of December 31, 2011, if subsequently recognized, will affect the Company’s effective tax rate favorably at the time when such a benefit is recognized.

Due to various tax years open for examination, it is reasonably possible that the balance of unrecognized tax benefits could significantly increase or decrease over the next twelve months as the Company may be subject to either examination by tax authorities or a lapse in statute of limitations. The Company is currently unable to estimate the range of possible adjustments to the balance of unrecognized tax benefits.

The Company’s income tax returns for all tax years remain open to examination by federal and state taxing authorities due to the Company’s net operating loss carryforwards. In addition, the Company’s tax years of 2003 through 2010 remain open and subject to examination by local tax authorities in certain foreign jurisdictions in which the Company has major operations. There were two pending income tax audits in the Company’s state and foreign jurisdictions during the year ended December 31, 2011. The pending income tax audit in the foreign jurisdiction has been open since 2010; the Company received a preliminary assessment for the audits and has filed the request to appeal the assessment. The Company believes that it has a sufficient reserve for the assessment and the final outcome of the appeal will not significantly impact the Company’s financial position. The Company does not expect a significant adjustment will result from the state audit, which is at the late stage of field examination.

13. Commitments and Contingencies

Operating Lease Commitments

The Company currently leases the majority of its IBX data centers and certain equipment under noncancelable operating lease agreements. The majority of the Company’s operating leases for its land and IBX data centers expire at various dates from 2011 through 2035 with renewal options available to the Company. The lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated some rent expense abatement periods for certain leases to better match the phased build-out of its IBX data centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent (see Note 4, “Other Current Liabilities” and “Other Liabilities”).

Minimum future operating lease payments, excluding operating leases covered under restructuring charges (see Note 16), as of December 31, 2011 are summarized as follows (in thousands):

Year ending:
2012	$113,764
2013	116,527
2014	111,694
2015	94,594
2016	82,938
Thereafter	468,565

Total	$988,082

Total rent expense was approximately $118,183,000, $103,101,000 and $61,359,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of December 31, 2011, the Company was contractually committed for $338,690,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of December 31, 2011, such as commitments to purchase power in select locations, primarily in select locations through 2012 and thereafter, and other open purchase orders for goods or services to be delivered or provided during 2012 and thereafter. Such other miscellaneous purchase commitments totaled $138,299,000 as of December 31, 2011.

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

The parties in the approximately 300 coordinated cases, including the parties in the Equinix case, reached a settlement. It provides for releases of existing claims and claims that could have been asserted relating to the conduct alleged to be wrongful from the class of investors participating in the settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Equinix. On October 6, 2009, the Court granted final approval to the settlement. The settlement approval was appealed to the United States Court of Appeals for the Second Circuit. One appeal was dismissed and the second appeal was remanded to the District Court to determine if the appellant is a class member with standing to appeal. The District Court ruled that the appellant lacked standing. The appellant appealed the District Court’s decision to the Second Circuit. On January 9, 2012, appellant entered into a settlement agreement with counsel for the plaintiff class pursuant to which he dismissed his appeal with prejudice. As a result, the settlement among the parties in the IPO Litigation is final and the case is concluded.

Pihana Litigation

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawaii, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the Internet exchange services business

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana’s majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725,000,000 value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which added new plaintiffs (other alleged holders of Pihana common stock) but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed in a separate action by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by Equinix and other Defendants. On April 24, 2009, plaintiffs filed a Second Amended Complaint (“SAC”) to correct the naming of certain parties. The SAC is otherwise substantively identical to the Amended Complaint, and all motions to dismiss the Amended Complaint have been treated as responsive to the SAC. On September 1, 2009, the Court heard Defendants’ motions to dismiss the SAC and ruled at the hearing that all claims against all Defendants are time-barred. The Court also considered whether there were further independent grounds for dismissing the claims, and supplemental briefing was submitted with respect to claims against one defendant and plaintiffs’ renewed request for further leave to amend. On March 23, 2010, the Court entered final Orders granting the motions to dismiss as to all Defendants and issued a minute Order denying plaintiffs’ renewed request for further leave to amend. On May 21, 2010, plaintiffs filed a Notice of Appeal, and plaintiffs’ appeal is currently pending before the Hawai’i Supreme Court. In January 2011, one group of co-defendants (Morgan Stanley and certain persons and entities affiliated with it) entered into a separate settlement with plaintiffs. The trial court determined that the settlement was made in “good faith” in accordance with Hawai’i statutory law, and certain non-settling defendants (including Equinix) filed an appeal from that order before the Intermediate Court of Appeals. That appeal has been stayed pending resolution of plaintiffs’ appeal before the Hawai’i Supreme Court. In August 2011, another group of co-defendants (UBS AG and UBS Capital Asia Pacific Limited Fund) entered into a separate settlement with plaintiffs. The parties stipulated that the ultimate disposition of the Morgan Stanley “good faith” determination will apply to the UBS settlement. In December 2011, the parties reached agreement in principle on a global settlement which provides, among other things, that all claims and proceedings against all defendants will be dismissed with prejudice. It is anticipated that the parties will enter into a formal settlement agreement. In the event that the settlement is not finalized for any reason, the Company continues to believe that plaintiffs’ claims and alleged damages are without merit and it intends to continue to defend the litigation vigorously.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

The Company believes that while an unfavorable outcome to this litigation is reasonably possible, a range of potential loss cannot be determined at this time. The Company has not accrued any amounts in connection with this legal matter as of December 31, 2011 as the Company concluded that an unfavorable outcome is not probable.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Alleged Class Action and Shareholder Derivative Actions

On March 4, 2011, an alleged class action entitled Cement Masons & Plasterers Joint Pension Trust v. Equinix, Inc., et al., No. CV-11-1016-SC, was filed in the United States District Court for the Northern District of California, against Equinix and two of its officers. The suit asserts purported claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for allegedly misleading statements regarding our business and financial results. The suit is purportedly brought on behalf of purchasers of the Company’s common stock between July 29, 2010 and October 5, 2010, and seeks compensatory damages, fees and costs. Defendants filed a motion to dismiss on November 7, 2011 and a hearing on the motion to dismiss is set for February 24, 2012.

On March 8, 2011, an alleged shareholder derivative action entitled Rikos v. Equinix, Inc., et al., No. CGC-11-508940, was filed in California Superior Court, County of San Francisco, against Equinix (as a nominal defendant), the members of its board of directors, and two of its officers. The suit is based on allegations similar to those in the federal securities class action and, allegedly on our behalf, asserts purported state law causes of action against the individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The suit seeks, among other things, compensatory and treble damages, restitution and other equitable relief, and fees and costs. By agreement, this case has been temporarily stayed pending the outcome of Defendants’ motion to dismiss in the class action and, pursuant to that agreement, defendants need not respond to the complaint at this time.

On May 20, 2011, an alleged shareholder derivative action entitled Stopa v. Clontz, et al., No. CV-11-2467-SC was filed in the United States District Court for the Northern District of California, purportedly on behalf of Equinix, against the members of its board of directors. The suit is based on allegations similar to those in the federal securities class action and the state court derivative action, and asserts causes of action against the individual defendants for breach of fiduciary duty for allegedly disseminating false and misleading information, breach of fiduciary duty for allegedly failing to maintain internal controls, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. On June 10, 2011, the court signed an order relating this case to the federal securities class action. Plaintiffs filed an amended complaint on December 14, 2011. By agreement, all other proceedings in this case have been temporarily stayed pending the outcome of Defendants’ motion to dismiss in the class action.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of these matters. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

The Company believes that while an unfavorable outcome to this litigation is reasonably possible, a range of potential loss cannot be determined at this time. The Company has not accrued any amounts in connection with this legal matter as of December 31, 2011 as the Company concluded that an unfavorable outcome is not probable.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Guarantor Arrangements

As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2011.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2011.

The Company enters into arrangements with its business partners, whereby the business partner agrees to provide services as a subcontractor for the Company’s implementations. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage, of its subcontractors. The maximum potential amount of future payments the

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2011.

The Company has service level commitment obligations to certain of its customers. As a result, service interruptions or significant equipment damage in the Company’s IBX data centers, whether or not within the Company’s control, could result in service level commitments to these customers. The Company’s liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet the Company’s service level commitment obligations could reduce the confidence of the Company’s customers and could consequently impair the Company’s ability to obtain and retain customers, which would adversely affect both the Company’s ability to generate revenues and the Company’s operating results. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized. The Company has no significant liabilities in connection with service level credits as of December 31, 2011.

14. Related Party Transactions

The Company has several significant stockholders and other related parties that are also customers and/or vendors. The Company’s related party transactions are considered arms-length transactions. The Company’s activity of related party transactions was as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Revenues	$24,280	$22,627	$23,419
Costs and services	3,040	3,246	1,128

	As of December 31,
	2011	2010
Accounts receivable	$2,963	$5,719
Accounts payable	—	354

In connection with the ALOG Acquisition, the Company acquired a lease for one of the Brazilian IBX data centers in which the lessor is a member of ALOG management. This lease contains an option to purchase the underlying property for fair market value on the date of purchase. The Company accounts for this lease as a financing obligation as a result of structural building work pursuant to the accounting standard for lessee’s involvement in asset construction. As of December 31, 2011, the Company had a financing obligation liability totaling approximately $4,637,000 related to this lease on its balance sheet. This amount is considered a related party liability, which is not reflected in the related party data presented above.

15. Segment Information

During the year ended December 31, 2011, the Company changed its reportable segments as a result of the incorporation of legal entities in South America and the Middle East. The Company’s prior North America segment was re-designated as the Americas segment, which includes both North and South America, and the Europe segment was re-designated as the EMEA segment, which includes Europe, the Middle-East and Africa. The change in reportable segments did not impact the Company’s prior periods’ segment disclosures. While the

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company has a single line of business, which is the design, build-out and operation of IBX data centers, it has determined that it has three reportable segments comprised of its Americas, EMEA and Asia-Pacific geographic regions. The Company’s chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on the Company’s revenue and adjusted EBITDA performance both on a consolidated basis and based on these three geographic regions.

The Company provides the following segment disclosures as follows for the years ended December 31 (in thousands):

	2011		2010		2009
Total revenues:
Americas (1)	$1,032,773	(2)	$776,175	(3)	$535,489
EMEA	358,222		281,793		228,136
Asia-Pacific	215,847		162,366		118,884

	$1,606,842		$1,220,334		$882,509

Total depreciation and amortization:
Americas	$225,547	(2)	$171,515	(3)	$105,038
EMEA	73,839		59,699		43,415
Asia-Pacific	48,288		28,962		25,077

	$347,674		$260,176		$173,530

Income from operations:
Americas	$205,195	(2)	$121,118	(3)	$128,168
EMEA	59,420		34,929		31,202
Asia-Pacific	42,548		38,664		21,709

	$307,163		$194,711		$181,079

Capital expenditures:
Americas	$278,580	(4)	$453,371	(5)	$186,242
EMEA	240,014		163,664		152,576	(6)
Asia-Pacific	237,101		90,512		58,900

	$755,695		$707,547		$397,718

(1)	Includes revenues of $961,719 and $762,642, respectively, attributed to the U.S. for the years ended December 31, 2011 and 2010.
(2)	Includes the operations of ALOG from April 25, 2011 to December 31, 2011.
(3)	Includes the operations of Switch and Data from May 1, 2010 to December 31, 2010.
(4)	Includes the purchase price for the ALOG Acquisition (see Note 2), net of cash acquired, totaling $41,954.
(5)	Includes the purchase price for the Switch and Data Acquisition (see Note 2), net of cash acquired, totaling $113,289.
(6)	Includes the purchase price for the Upminster Acquisition (see Note 2), net of cash acquired, totaling $28,176.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s long-lived assets are located in the following geographic areas as of December 31 (in thousands):

	2011	2010
Americas (1)	$1,899,769	$1,764,630
EMEA	764,885	596,609
Asia-Pacific	561,258	289,714

	$3,225,912	$2,650,953

(1)	Includes $1,827,081 and $1,741,438, respectively, of long-lived assets attributed to the U.S. as of December 31, 2011 and 2010.

Revenue information on a services basis is as follows for the years ended December 31 (in thousands):

	2011	2010	2009
Colocation	$1,221,921	$956,436	$704,860
Interconnection	233,288	171,009	106,894
Managed infrastructure	70,512	30,502	29,004
Rental	2,801	2,471	1,091

Recurring revenues	1,528,522	1,160,418	841,849
Non-recurring revenues	78,320	59,916	40,660

	$1,606,842	$1,220,334	$882,509

16. Restructuring Charges

Switch and Data Restructuring Charge

A summary of Switch and Data restructuring charges related to one-time termination benefits, primarily comprised of severance, attributed to certain Switch and Data employees as presented below (in thousands):

Accrued restructuring charge as of December 31, 2009	$—
Severance-related expenses (1)	5,360
Cash payments	(2,837)
Non-cash payments (2)	(1,488)

Accrued restructuring charge as of December 31, 2010 (3)	1,035
Severance-related expenses (1)	391
Cash payments	(1,286)

Accrued restructuring charge as of December 31, 2011 (3)	$140

(1)	Included in the consolidated statements of operations as a restructuring charge.
(2)	A stock-based compensation charge incurred as a result of modifying equity awards for one of the former Switch and Data executives to accelerate vesting.
(3)	Included within other current liabilities.

As of December 31, 2011, the Company’s remaining accrued restructuring charge associated with the Switch and Data Acquisition is expected to be paid out during the first quarter of 2012.

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

A summary of the movement in the 2004 accrued restructuring charges during the years ended December 31, 2011 is outlined as follows (in thousands):

Accrued restructuring charge as of December 31, 2008	$13,311
Accretion expense	432
Restructuring charge adjustments (1)	(6,053)
Cash payments	(1,771)

Accrued restructuring charge as of December 31, 2009	5,919
Accretion expense	303
Restructuring charge adjustments (2)	1,374
Cash payments	(1,590)

Accrued restructuring charge as of December 31, 2010	6,006
Accretion expense	377
Restructuring charge adjustments (2)	3,090
Cash payments	(1,793)

Accrued restructuring charge as of December 31, 2011	$7,680

(1)	Primarily related to a reversal of accrued restructuring charges associated with the Los Angeles lease as the Company decided to utilize this space it previously abandoned in order to expand its original Los Angeles IBX data center.
(2)	Recorded as a result of revised sublease assumptions on the Company’s excess space in the New York metro area.

The Company’s excess space in the New York metro area remains abandoned and continues to be an accrued restructuring charge. The Company reports accrued restructuring charges within other current liabilities and other liabilities on the accompanying consolidated balance sheets as of December 31, 2011 and 2010. The Company is contractually committed to this excess space lease through 2015.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s minimum future payments associated with one excess space lease is as follows (in thousands):

2012	$2,429
2013	2,444
2014	2,459
2015	1,445

8,777
Less amount representing estimated sublease income and expense	(204)

8,573
Less amount representing accretion	(893)

7,680
Less current portion	(2,426)

$5,254

17. Subsequent Events

On January 1, 2012, pursuant to the provisions of the 2004 Employee Stock Purchase Plan (see Note 11), the number of common shares in reserve automatically increased by 500,000 shares.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents selected quarterly information (in thousands except per share data):

	2011
	Quarter ended
	March 31	June 30 (a)	September 30	December 31
Revenues	$363,029	$394,900	$417,601	$431,312
Gross profit	168,453	179,328	189,448	201,972
Net income attributable to Equinix	25,145	30,730	20,319	17,810
EPS attributable to Equinix, after adjustments related to redeemable non-controlling interests:
Basic EPS	0.54	0.65	0.21	0.36
Diluted EPS	0.53	0.64	0.20	0.35

(a)	Represents the first quarter of combined results since the ALOG Acquisition (see Note 2).

	2010
	Quarter ended
	March 31	June 30 (b)	September 30	December 31
Revenues	$248,649	$296,094	$330,347	$345,244
Gross profit	115,599	133,512	144,871	151,685
Net income (loss) attributable to Equinix	14,199	(2,274)	11,196	13,760
EPS attributable to Equinix, after adjustments related to redeemable non-controlling interests:
Basic EPS	0.36	(0.05)	0.24	0.30
Diluted EPS	0.35	(0.05)	0.24	0.29

(b)	Represents the first quarter of combined results since the Switch and Data Acquisition (see Note 2).