Form 10-Q
period 2012-03-31
EQUINIX INC
filed 2012-04-27
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non.-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2012 was 47,413,240.

EQUINIX, INC.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$632,944	$278,823
Short-term investments	283,910	635,721
Accounts receivable, net	158,561	139,057
Other current assets	98,608	182,156

Total current assets	1,174,023	1,235,757
Long-term investments	166,437	161,801
Property, plant and equipment, net	3,387,369	3,225,912
Goodwill	879,914	866,495
Intangible assets, net	145,350	148,635
Other assets	131,252	146,724

Total assets	$5,884,345	$5,785,324

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$194,516	$229,043
Accrued property, plant and equipment	125,250	93,224
Current portion of capital lease and other financing obligations	11,961	11,542
Current portion of loans payable	75,361	87,440
Current portion of convertible debt	249,474	246,315
Other current liabilities	61,521	57,690

Total current liabilities	718,083	725,254
Capital lease and other financing obligations, less current portion	402,911	390,269
Loans payable, less current portion	144,582	168,795
Convertible debt, less current portion	698,159	694,769
Senior notes	1,500,000	1,500,000
Other liabilities	291,060	286,424

Total liabilities	3,754,795	3,765,511

Redeemable non-controlling interests (Note 9)	69,071	67,601

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock	48	48
Additional paid-in capital	2,490,401	2,437,623
Treasury stock	(99,031)	(86,666)
Accumulated other comprehensive loss	(110,367)	(143,698)
Accumulated deficit	(220,572)	(255,095)

Total stockholders’ equity	2,060,479	1,952,212

Total liabilities, redeemable non-controlling interests and stockholders’ equity	$5,884,345	$5,785,324

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended March 31,
	2012	2011
	(Unaudited)
Revenues	$452,200	$363,029

Costs and operating expenses:
Cost of revenues	225,079	194,576
Sales and marketing	46,571	33,636
General and administrative	78,425	62,601
Restructuring charges	—	496
Acquisition costs	1,027	415

Total costs and operating expenses	351,102	291,724

Income from operations	101,098	71,305

Interest income	691	215
Interest expense	(52,818)	(37,361)
Other income (expense)	(154)	2,111

Income before income taxes	48,817	36,270

Income tax expense	(14,006)	(11,125)

Net income	34,811	25,145

Net income attributable to redeemable non-controlling interests	(288)	—

Net income attributable to Equinix	$34,523	$25,145

Earnings per share attributable to Equinix, after adjustments related to redeemable non-controlling interests (Note 2):
Basic earnings per share	$0.74	$0.54

Weighted-average shares	46,955	46,451

Diluted earnings per share	$0.71	$0.53

Weighted-average shares	51,061	47,219

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three months ended March 31,
	2012	2011
	(Unaudited)
Net income	$34,811	$25,145

Other comprehensive income, net of tax:
Foreign currency translation gain	34,312	50,683
Unrealized gain (loss) on available for sale securities	78	(21)

Other comprehensive income, net of tax	34,390	50,662

Comprehensive income, net of tax	69,201	75,807

Net income attributable to redeemable non-controlling interests	(288)	—
Other comprehensive income attributable to redeemable non-controlling interests	(1,059)	—

Comprehensive income attributable to Equinix	$67,854	$75,807

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2012	2011
	(unaudited)
Cash flows from operating activities:
Net income	$34,811	$25,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	87,875	74,062
Stock-based compensation	19,103	15,535
Amortization of debt issuance costs and debt discounts	8,107	7,284
Amortization of intangible assets	4,929	4,273
Provision for allowance for doubtful accounts	1,681	1,204
Accretion of asset retirement obligation and accrued restructuring charges	1,053	1,125
Other items	1,241	920
Changes in operating assets and liabilities:
Accounts receivable	(19,677)	3,099
Other assets	17,567	(4,279)
Accounts payable and accrued expenses	(33,737)	(13,606)
Other liabilities	3,040	3,008

Net cash provided by operating activities	125,993	117,770

Cash flows from investing activities:
Purchases of investments	(97,383)	(149,963)
Sales of investments	30,699	75,583
Maturities of investments	413,050	72,195
Purchases of property, plant and equipment	(145,490)	(175,115)
Purchase of real estate	—	(14,951)
Increase in restricted cash	(2)	(94,773)
Release of restricted cash	68,559	630
Other investing activities, net	—	5

Net cash provided by (used in) investing activities	269,433	(286,389)

Cash flows from financing activities:
Purchases of treasury stock	(13,364)	—
Proceeds from employee equity awards	30,460	15,668
Proceeds from loans payable	8,909	22,653
Repayment of capital lease and other financing obligations	(2,826)	(1,968)
Repayment of mortgage and loans payable	(67,129)	(10,102)
Debt issuance costs	—	(125)

Net cash provided by (used in) financing activities	(43,950)	26,126

Effect of foreign currency exchange rates on cash and cash equivalents	2,645	4,118

Net increase (decrease) in cash and cash equivalents	354,121	(138,375)
Cash and cash equivalents at beginning of period	278,823	442,841

Cash and cash equivalents at end of period	$632,944	$304,466

Supplemental cash flow information:
Cash paid for taxes	$1,734	$174

Cash paid for interest	$63,336	$36,737

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. (“Equinix” or the “Company”) and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The condensed consolidated balance sheet data at December 31, 2011 has been derived from audited consolidated financial statements at that date. The consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Equinix’s Form 10-K as filed with the SEC on February 24, 2012. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Equinix and its subsidiaries, including the operations of ALOG Data Centers do Brasil S.A. and its subsidiaries (“ALOG”) from April 25, 2011. All significant intercompany accounts and transactions have been eliminated in consolidation.

Income Taxes

The Company’s effective tax rates were 28.7% and 30.7% for the three months ended March 31, 2012 and 2011, respectively.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”), which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. During the three months ended March 31, 2012, the Company adopted ASU 2011-04 and the adoption did not have a material impact to its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. This ASU is intended to increase the prominence of other comprehensive income in financial statements by presenting the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminated the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. During the three months ended March 31, 2012, the Company adopted ASU 2011-05 and the adoption did not have a material impact to its consolidated financial statements other than the addition of the condensed consolidated statements of comprehensive income.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. This ASU defers the requirement that companies present reclassification adjustments for each

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. During the three months ended March 31, 2012, the Company adopted ASU 2011-12 and the adoption did not have a material impact to its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. This ASU requires companies to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This new guidance is effective for interim and annual periods beginning on or after January 1, 2013 and retrospective disclosure is required for all comparative periods presented. The Company is currently evaluating the impact that the adoption of this standard will have to its consolidated financial statements, if any.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods presented (in thousands, except per share amounts):

	Three months ended March 31,
	2012	2011
Net income	$34,811	$25,145
Net income attributable to redeemable non-controlling interests	(288)	—

Net income attributable to Equinix	34,523	25,145
Adjustments attributable to redemption value of redeemable non-controlling interests	209	—

Net income attributable to Equinix, basic	34,732	25,145

Effect of assumed conversion of convertible debt:
Interest expense, net of tax	1,699	—

Net income attributable to Equinix, diluted	$36,431	$25,145

Weighted-average shares used to compute basic EPS	46,955	46,451

Effect of dilutive securities:
Convertible debt	2,945	—
Employee equity awards	1,161	768

Weighted-average shares used to compute diluted EPS	51,061	47,219

EPS attributable to Equinix:
Basic	$0.74	$0.54

Diluted	$0.71	$0.53

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth weighted-average outstanding potential shares of common stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three months ended March 31,
	2012	2011
Shares reserved for conversion of 2.50% convertible subordinated notes	2,232	2,232
Shares reserved for conversion of 3.00% convertible subordinated notes	—	2,945
Shares reserved for conversion of 4.75% convertible subordinated notes	4,433	4,433
Common stock related to employee equity awards	178	1,064

	6,843	10,674

3. Balance Sheet Components

Cash, Cash Equivalents and Short-Term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following as of (in thousands):

	March 31, 2012	December 31, 2011
Cash and cash equivalents:
Cash	$196,911	$74,101
Cash equivalents:
Money markets	434,032	198,931
Certificates of deposit	2,001	4,500
Commercial paper	—	1,000
Corporate bonds	—	291

Total cash and cash equivalents	632,944	278,823

Marketable securities:
U.S. government securities	235,924	573,277
U.S. government agencies securities	118,254	129,235
Corporate bonds	59,962	64,308
Certificates of deposit	29,815	24,472
Commercial paper	1,990	—
Foreign government securities	3,602	5,283
Asset-backed securities	800	947

Total marketable securities	450,347	797,522

Total cash, cash equivalents and short-term and long-term investments	$1,083,291	$1,076,345

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value and gross unrealized gains and losses related to the Company’s short-term and long-term investments in marketable securities designated as available-for-sale securities as of (in thousands):

	March 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government securities	$235,880	$89	$(45)	$235,924
U.S. government agencies securities	118,174	140	(60)	118,254
Corporate bonds	59,892	75	(5)	59,962
Certificates of deposit	29,758	57	—	29,815
Foreign government securities	3,603	—	(1)	3,602
Commercial paper	1,990	1	(1)	1,990
Asset-backed securities	752	48	—	800

Total	$450,049	$410	$(112)	$450,347

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government securities	$573,232	$91	$(46)	$573,277
U.S. government agencies securities	129,159	104	(28)	129,235
Corporate bonds	64,364	51	(107)	64,308
Certificates of deposit	24,471	3	(2)	24,472
Foreign government securities	5,295	—	(12)	5,283
Asset-backed securities	890	57	—	947

Total	$797,411	$306	$(195)	$797,522

As of March 31, 2012 and December 31, 2011, cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less. The maturities of securities classified as short-term investments were one year or less as of March 31, 2012 and December 31, 2011. The maturities of securities classified as long-term investments were greater than one year and less than three years as of March 31, 2012 and December 31, 2011. As of March 31, 2012, the Company’s investments in foreign government securities included securities in Canadian sovereign or agency debt, which has a credit rating of AAA. The Company did not hold any securities issued from Greece, Italy, Ireland, Portugal or Spain.

While certain marketable securities carry unrealized losses, the Company expects that it will receive both principal and interest according to the stated terms of each of the securities and that the decline in market value is primarily due to changes in the interest rate environment from the time the securities were purchased as compared to interest rates at March 31, 2012.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value and gross unrealized losses related to 77 available-for-sale securities with an aggregate cost basis of $151,740,000 aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2012 (in thousands):

	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or more
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government securities	$119,815	$(45)	$—	$—
U.S. government agencies securities	21,263	(60)	—	—
Corporate bonds	6,038	(5)	—	—
Certificates of deposit	1,400	—	—	—
Foreign government securities	2,120	(1)	—	—
Commercial paper	992	(1)	—	—

	$151,628	$(112)	$—	$—

While the Company does not believe it holds investments that are other-than-temporarily impaired and believes that the Company’s investments will mature at par as of March 31, 2012, the Company’s investments are subject to the currently adverse market conditions. If market conditions were to deteriorate, the Company could sustain other-than-temporary impairments to its investment portfolio which could result in additional realized losses being recorded in interest income, net, or securities markets could become inactive which could affect the liquidity of the Company’s investments.

Accounts Receivable

Accounts receivables, net, consisted of the following as of (in thousands):

	March 31, 2012	December 31, 2011
Accounts receivable	$272,706	$250,211
Unearned revenue	(109,053)	(106,519)
Allowance for doubtful accounts	(5,092)	(4,635)

	$158,561	$139,057

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Current Assets

Other current assets consisted of the following as of (in thousands):

	March 31, 2012	December 31, 2011
Restricted cash, current	$22,457	$88,279
Deferred tax assets, net	37,370	42,743
Taxes receivable	11,598	24,313
Prepaid expenses	20,914	19,441
Other receivables	2,161	2,999
Other current assets	4,108	4,381

	$98,608	$182,156

Property, Plant and Equipment

Property, plant and equipment consisted of the following as of (in thousands):

	March 31, 2012	December 31, 2011
IBX plant and machinery	$1,863,714	$1,833,834
Leasehold improvements	975,440	958,391
Buildings	535,710	509,359
IBX equipment	369,507	368,530
Site improvements	308,890	305,169
Computer equipment and software	160,989	138,147
Land	96,042	91,314
Furniture and fixtures	18,748	18,144
Construction in progress	473,207	330,780

	4,802,247	4,553,668
Less accumulated depreciation	(1,414,878)	(1,327,756)

	$3,387,369	$3,225,912

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $133,085,000 and $132,245,000 as of March 31, 2012 and December 31, 2011, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $35,793,000 and $33,790,000 as of March 31, 2012 and December 31, 2011, respectively.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Intangible Assets

Goodwill and intangible assets, net, consisted of the following as of (in thousands):

	March 31, 2012	December 31, 2011
Goodwill:
Americas	$501,772	$499,455
EMEA	357,481	347,018
Asia-Pacific	20,661	20,022

	$879,914	$866,495

Intangible assets:
Intangible asset – customer contracts	$173,409	$171,230
Intangible asset – favorable leases	18,529	18,315
Intangible asset – others	5,294	5,245

	197,232	194,790
Accumulated amortization	(51,882)	(46,155)

	$145,350	$148,635

The Company’s goodwill and intangible assets in EMEA, denominated in British pounds and Euros, goodwill in Asia-Pacific, denominated in Singapore dollars, and certain goodwill and intangibles in Americas, denominated in Canadian dollars and Brazilian reais, are subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses, including goodwill and intangibles, are a component of other comprehensive income and loss. During the three months ended March 31, 2012, changes in the carrying amount of goodwill and the gross book value of intangible assets were solely due to foreign currency fluctuations.

For the three months ended March 31, 2012 and 2011, the Company recorded amortization expense of $4,929,000 and $4,273,000, respectively, associated with its intangible assets. The Company’s estimated future amortization expense related to these intangibles is as follows (in thousands):

Year ending:
2012 (nine months remaining)	$14,756
2013	19,649
2014	19,274
2015	18,802
2016	18,222
Thereafter	54,647

Total	$145,350

Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Deferred tax assets, net	$17,433	$16,980
Prepaid expenses, non-current	43,553	54,118
Debt issuance costs, net	39,044	41,320
Deposits	20,972	24,304
Restricted cash, non-current	3,368	4,382
Other assets, non-current	6,882	5,620

	$131,252	$146,724

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Accounts payable	$26,423	$23,268
Accrued compensation and benefits	51,278	66,330
Accrued interest	32,604	50,916
Accrued taxes	41,218	43,539
Accrued utilities and security	20,026	21,456
Accrued professional fees	5,186	4,783
Accrued repairs and maintenance	3,003	3,458
Accrued other	14,778	15,293

	$194,516	$229,043

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Deferred installation revenue	$37,281	$35,700
Customer deposits	13,670	13,669
Deferred recurring revenue	5,656	2,918
Accrued restructuring charges	2,428	2,565
Deferred rent	1,623	1,582
Deferred tax liabilities, net	394	394
Asset retirement obligations	92	344
Other current liabilities	377	518

	$61,521	$57,690

Other Liabilities

Other liabilities consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Deferred tax liabilities, net	$118,911	$117,995
Asset retirement obligations, non-current	59,209	56,243
Deferred rent, non-current	50,067	48,372
Deferred installation revenue, non-current	24,703	24,281
Accrued taxes, non-current	22,845	22,226
Deferred recurring revenue, non-current	4,123	5,472
Accrued restructuring charges, non-current	4,780	5,255
Customer deposits, non-current	3,885	4,209
Other liabilities	2,537	2,371

	$291,060	$286,424

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has not designated the foreign currency forward contracts as hedging instruments under the accounting standard for derivatives and hedging. Gains and losses on these contracts are included in other income (expense), net, along with those foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward contracts. The Company entered into various foreign currency forward contracts during the three months ended March 31, 2012 and 2011.

During the three months ended March 31, 2012 and 2011, the Company recorded a net loss of $192,000 and a net gain of $798,000, respectively, in connection with its foreign currency forward contracts, which is reflected in other income (expense) in the condensed consolidated statement of operations.

5. Fair Value Measurements

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 were as follows (in thousands):

	Fair value at March 31, 2012	Fair value measurement using
		Level 1	Level 2	Level 3
Assets:
Cash	$196,911	$196,911	$—	$—
Money market and deposit accounts	434,032	434,032	—	—
U.S. government securities	235,924	—	235,924	—
U.S. government agency securities	118,254	—	118,254	—
Corporate bonds	59,962	—	59,962	—
Certificates of deposit	31,816	—	31,816	—
Foreign government securities	3,602	—	3,602	—
Commercial paper	1,990	—	1,990	—
Asset-backed securities	800	—	800	—

	$1,803,291	$630,943	$452,348	$—

Liabilities:
Foreign currency forward contracts (1)	$15	$—	$15	$—

(1)	Amounts are included within other current liabilities in the Company’s accompanying consolidated balance sheet.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash, Cash Equivalents and Investments.  The fair value of the Company’s investments in money market funds approximates their face value. Such instruments are included in cash equivalents. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. The fair value of the Company’s other investments approximate their face value. These investments include certificates of deposit and available-for-sale debt investments related to the Company’s investments in the securities of other public companies, governmental units and other agencies. The fair value of these investments is based on the quoted market price of the underlying shares. Such instruments are classified within Level 2 of the fair value hierarchy. The Company obtains the fair values of its Level 2 investments based upon fair values obtained from its custody bank. In addition, the Company obtains fair values of its Level 2 investments from the asset manager of each of its portfolios. The Company validates the fair value of each investment provided by its custody bank by comparing it against the independent pricing information obtained from the asset managers. The custody bank and asset managers independently use professional pricing services to gather pricing data which may include quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The Company is ultimately responsible for its consolidated financial statements and underlying estimates.

The Company determined that the major security types held as of March 31, 2012 were primarily cash and money market funds, U.S. government and agency securities, corporate bonds, certificate of deposits, foreign government securities, commercial paper and asset-backed securities. The Company uses the specific identification method in computing realized gains or losses. Short-term and long-term investments are classified as “available-for-sale” and are carried at fair value with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income or loss, net of any related tax effect. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades over an extended period of time.

Derivative Assets and Liabilities. For foreign currency derivatives, the Company uses forward contract and option valuation models employing market observable inputs, such as spot currency rates, time value and option volatilities with adjustments made to these values utilizing published credit default swap rates of our foreign exchange trading counterparties. The Company has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, therefore the derivatives are categorized as Level 2.

During the three months ended March 31, 2012, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Related Party Transactions

The Company has several significant stockholders and other related parties that are also customers and/or vendors. The Company’s activity of related party transactions was as follows (in thousands):

	Three months ended March 31,
	2012	2011
Revenues	$4,743	$5,811
Costs and services	335	388

	As of March 31,
	2012	2011
Accounts receivable	$4,057	$5,465
Accounts payable	—	258

In connection with the acquisition of ALOG, the Company acquired a lease for one of the Brazilian IBX data centers in which the lessor is a member of ALOG management. This lease contains an option to purchase the underlying property for fair market value on the date of purchase. The Company accounts for this lease as a financing obligation as a result of structural building work pursuant to the accounting standard for lessee’s involvement in asset construction. As of March 31, 2012, the Company had a financing obligation liability totaling approximately $4,770,000 related to this lease on its balance sheet. This amount is considered a related party liability, which is not reflected in the related party data presented above.

7. Capital Lease and Other Financing Obligations

Maturities of Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations are summarized as follows (dollars in thousands):

	Capital lease obligations	Other financing obligations	Total
2012 (nine months remaining)	$14,241	$16,264	$30,505
2013	18,739	24,332	43,071
2014	19,348	27,601	46,949
2015	19,734	30,364	50,098
2016	18,698	31,495	50,193
Thereafter	132,874	255,561	388,435

Total minimum lease payments	223,634	385,617	609,251
Plus amount representing residual property value	—	214,160	214,160
Less estimated building costs	(49)	(9,375)	(9,424)
Less amount representing interest	(86,166)	(312,949)	(399,115)

Present value of net minimum lease payments	137,419	277,453	414,872
Less current portion	(8,088)	(3,873)	(11,961)

	$129,331	$273,580	$402,911

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Debt Facilities

Loans Payable

The Company’s loans payable consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Asia-Pacific financing	$185,820	$193,843
Paris 4 IBX financing	16,800	52,104
ALOG financing	17,323	10,288

	219,943	256,235
Less current portion	(75,361)	(87,440)

	$144,582	$168,795

Paris 4 IBX Financing

During the three months ended March 31, 2012, construction activity increased the Paris 4 IBX financing liability by $19,037,000 and the Company made payments of approximately $67,423,000 from the restricted cash account under the Paris 4 IBX financing. As a result, the Paris 4 IBX financing liability and the Company’s current restricted cash balance have decreased (refer to “Other Current Assets” in Note 3).

Convertible Debt

The Company’s convertible debt consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
2.50% Convertible Subordinated Notes	$250,000	$250,000
3.00% Convertible Subordinated Notes	395,986	395,986
4.75% Convertible Subordinated Notes	373,750	373,750

	1,019,736	1,019,736
Less amount representing debt discount	(72,103)	(78,652)

	947,633	941,084
Less current portion	(249,474)	(246,315)

	$698,159	$694,769

2.50% Convertible Subordinated Notes

In March 2007, the Company issued $250,000,000 aggregate principal amount of 2.50% Convertible Subordinated Notes due April 15, 2012 (the “2.50% Convertible Subordinated Notes”). Holders of the 2.50% Convertible Subordinated Notes were eligible to convert their notes at any time on or after March 15, 2012 through the close of business on the business day immediately preceding the maturity date. Upon conversion, holders would receive, at the Company’s election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. However, the Company had the right at any time to irrevocably elect for the remaining term of the 2.50% Convertible Subordinated Notes to satisfy its obligation in cash up to 100% of the principal amount of the 2.50% Convertible Subordinated Notes converted, with any remaining amount to be satisfied, at the Company’s election, in shares of its common stock or a combination of cash and shares of its common stock. Upon conversion, due to the conversion formulas associated with the 2.50% Convertible Subordinated Notes, if the Company’s stock was trading at levels exceeding $112.03 per share, and if the Company elected to pay any portion of the consideration in cash, additional consideration beyond the $250,000,000 of gross

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proceeds received would be required. However, in no event would the total number of shares issuable upon conversion of the 2.50% Convertible Subordinated Notes exceed 11.6036 per $1,000 principal amount of 2.50% Convertible Subordinated Notes, subject to anti-dilution adjustments, or the equivalent of $86.18 per share of common stock or a total of 2,900,900 shares of the Company’s common stock. Virtually all of the 2.50% Convertible Subordinated Notes were converted in April 2012 (refer to “Subsequent Events” in Note 14).

3.00% Convertible Subordinated Notes

In September 2007, the Company issued $395,986,000 aggregate principal amount of 3.00% Convertible Subordinated Notes due October 15, 2014 (the “3.00% Convertible Subordinated Notes”). Holders of the 3.00% Convertible Subordinated Notes may convert their notes at their option on any day up to and including the business day immediately preceding the maturity date into shares of the Company’s common stock. The base conversion rate is 7.436 shares of common stock per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to adjustment. This represents a base conversion price of approximately $134.48 per share of common stock. If, at the time of conversion, the applicable stock price of the Company’s common stock exceeds the base conversion price, the conversion rate will be determined pursuant to a formula resulting in the receipt of up to 4.4616 additional shares of common stock per $1,000 principal amount of the 3.00% Convertible Subordinated Notes, subject to adjustment. However, in no event would the total number of shares issuable upon conversion of the 3.00% Convertible Subordinated Notes exceed 11.8976 per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to anti-dilution adjustments, or the equivalent of $84.05 per share of the Company’s common stock or a total of 4,711,283 shares of the Company’s common stock. As of March 31, 2012, had the holders of the 3.00% Convertible Subordinated Notes converted their notes, the 3.00% Convertible Subordinated Notes would have been convertible into 3,184,580 shares of the Company’s common stock.

4.75% Convertible Subordinated Notes

In June 2009, the Company issued $373,750,000 aggregate principal amount of 4.75% Convertible Subordinated Notes due June 15, 2016 (the “4.75% Convertible Subordinated Notes”). Upon conversion, holders will receive, at the Company’s election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. However, the Company may at any time irrevocably elect for the remaining term of the 4.75% Convertible Subordinated Notes to satisfy its obligation in cash up to 100% of the principal amount of the 4.75% Convertible Subordinated Notes converted, with any remaining amount to be satisfied, at the Company’s election, in shares of its common stock or a combination of cash and shares of its common stock. Upon conversion, if the Company elects to pay a sufficiently large portion of the conversion obligation in cash, additional consideration beyond the $373,750,000 of gross proceeds received will be required.

The initial conversion rate is 11.8599 shares of common stock per $1,000 principal amount of 4.75% Convertible Subordinated Notes, subject to adjustment. This represents an initial conversion price of approximately $84.32 per share of common stock. Holders of the 4.75% Convertible Subordinated Notes may convert their notes at any time prior to the close of business on the business day immediately preceding the maturity date under the following circumstances:

•

during any fiscal quarter (and only during that fiscal quarter) ending after December 31, 2009, if the sale price of the Company’s common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than 130% of the conversion price per share of common stock on such last trading day, which was $109.62 per share;

•

subject to certain exceptions, during the five business day period following any 10 consecutive trading day period in which the trading price of the 4.75% Convertible Subordinated Notes for each day of such period was less than 98% of the product of the sale price of the Company’s common stock and the conversion rate;

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

upon the occurrence of specified corporate transactions described in the 4.75% Convertible Subordinated Notes Indenture, such as a consolidation, merger or binding share exchange in which the Company’s common stock would be converted into cash or property other than securities; or

•	at any time on or after March 15, 2016.

Holders of the 4.75% Convertible Subordinated Notes are eligible to convert their notes during the three months ended June 30, 2012, since the sale price of the Company’s common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the quarter ended March 31, 2012, was greater than 130% of the conversion price per share of common stock on such last trading day. As of March 31, 2012, had the holders of the 4.75% Convertible Subordinated Notes converted their notes, the 4.75% Convertible Subordinated Notes would have been convertible into a maximum of 4,432,638 shares of the Company’s common stock.

Maturities of Debt Facilities

The following table sets forth maturities of the Company’s debt, including loans payable, senior notes and convertible debt, as of March 31, 2012 (in thousands):

Year ending:
2012 (nine months remaining)	$290,658
2013	70,666
2014	467,981
2015	36,093
2016	302,178
Thereafter	1,500,000

$2,667,576

Fair Value of Debt Facilities

The following table sets forth the estimated fair values of the Company’s loans payable, senior notes and convertible debt, including current maturities, as of (in thousands):

	March 31, 2012	December 31, 2011
Loans payable	$227,335	$269,451
Senior notes	1,653,404	1,612,287
Convertible debt	1,220,573	1,057,801

Interest Charges

The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three months ended March 31,
	2012	2011
Interest expense	$52,818	$37,361
Interest capitalized	4,352	2,624

Interest charges incurred	$57,170	$39,985

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Redeemable Non-Controlling Interests

The following table provides a summary of the activities of the Company’s redeemable non-controlling interests (in thousands):

Balance as of December 31, 2011	$67,601
Net income attributable to redeemable non-controlling interests	288
Other comprehensive income attributable to redeemable non-controlling interests	1,059
Change in redemption value of non-controlling interests	(184)
Impact of foreign currency exchange	307

Balance as of March 31, 2012	$69,071

10. Commitments and Contingencies

Legal Matters

Pihana Litigation

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawai’i, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the Internet exchange services business of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana’s majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725,000,000 value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which added new plaintiffs (other alleged holders of Pihana common stock) but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed in a separate action by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by Equinix and other Defendants. On April 24, 2009, plaintiffs filed a Second Amended Complaint (“SAC”) to correct the naming of certain parties. The SAC is otherwise substantively identical to the Amended Complaint, and all motions to dismiss the Amended Complaint have been treated as responsive to the SAC. On September 1, 2009, the Court heard Defendants’ motions to dismiss the SAC and ruled at the hearing that all claims against all Defendants are time-barred. The Court also considered whether there were further independent grounds for dismissing the claims, and supplemental briefing was submitted with respect to claims against one defendant and plaintiffs’ renewed request for further leave to amend. On March 23, 2010, the Court entered final Orders granting the motions to dismiss as to all Defendants and issued a minute Order denying plaintiffs’ renewed request for further leave to amend. On May 21, 2010, plaintiffs filed a Notice of Appeal, and plaintiffs’ appeal is currently pending before the Hawaii Supreme Court. In January 2011, one group of co-defendants (Morgan Stanley and certain persons and entities affiliated with it) entered into a separate settlement with plaintiffs. The trial court determined that the settlement was made in “good faith” in accordance with Hawai’i statutory law, and certain non-settling defendants (including Equinix) filed an appeal from that order before the Intermediate Court of Appeals. That appeal has been stayed pending resolution of plaintiffs’ appeal before the Hawai’i Supreme Court. In August 2011, another group of co-defendants (UBS AG and UBS Capital Asia Pacific Limited Fund) entered into a separate settlement with plaintiffs. The parties stipulated that the ultimate disposition of the Morgan Stanley “good faith” determination will apply to the UBS settlement. In December 2011, the parties

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reached agreement in principle on a global settlement which provides, among other things, that all claims and proceedings against all defendants will be dismissed with prejudice. The agreement is subject to final documentation, among other things. In the event that the settlement is not finalized for any reason, the Company continues to believe that plaintiffs’ claims and alleged damages are without merit and the Company intends to continue to defend the litigation vigorously.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

The Company believes that while an unfavorable outcome to this litigation is reasonably possible, a range of potential loss cannot be determined at this time. The Company has not accrued any amounts in connection with this legal matter as of March 31, 2012 as the Company concluded that an unfavorable outcome is not probable.

Alleged Class Action and Shareholder Derivative Actions

On March 4, 2011, an alleged class action entitled Cement Masons & Plasterers Joint Pension Trust v. Equinix, Inc., et al., No. CV-11-1016-SC, was filed in the United States District Court for the Northern District of California, against Equinix and two of its officers. The suit asserts purported claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for allegedly misleading statements regarding the Company’s business and financial results. The suit is purportedly brought on behalf of purchasers of the Company’s common stock between July 29, 2010 and October 5, 2010, and seeks compensatory damages, fees and costs. Defendants filed a motion to dismiss on November 7, 2011. On March 2, 2012, the court granted defendants’ motion to dismiss without prejudice and gave plaintiffs thirty days in which to amend their complaint. Pursuant to stipulation and order of the court entered on March 16, 2012, the parties agreed that plaintiffs would have up to and through May 2, 2012 to file a Second Amended Complaint. Should plaintiffs not file a Second Amended Complaint by May 2, 2012, the parties agreed that the action would be dismissed with prejudice.

On March 8, 2011, an alleged shareholder derivative action entitled Rikos v. Equinix, Inc., et al., No. CGC-11-508940, was filed in California Superior Court, County of San Francisco, purportedly on behalf of Equinix, and naming Equinix (as a nominal defendant), the members of its board of directors, and two of its officers as defendants. The suit is based on allegations similar to those in the federal securities class action and asserts causes of action against the individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. By agreement and order of the court, this case has been temporarily stayed pending proceedings in the class action, and, pursuant to that agreement, defendants need not respond to the complaint at this time.

On May 20, 2011, an alleged shareholder derivative action entitled Stopa v. Clontz, et al., No. CV-11-2467-SC was filed in the United States District Court for the Northern District of California, purportedly on behalf of Equinix, naming Equinix (as a nominal defendant) and the members of its board of directors as defendants. The suit is based on allegations similar to those in the federal securities class action and the state court derivative action, and asserts causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. On June 10, 2011, the court signed an order relating this case to the federal securities class action. Plaintiffs filed an amended complaint on December 14, 2011. By agreement and order of the court, this case has been temporarily stayed pending proceedings in the class action and, pursuant to that agreement, defendants need not respond to the complaint at this time.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of these matters. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

The Company believes that while an unfavorable outcome to this litigation is reasonably possible, a range of potential loss cannot be determined at this time. The Company has not accrued any amounts in connection with this legal matter as of March 31, 2012 as the Company concluded that an unfavorable outcome is not probable.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of March 31, 2012, the Company was contractually committed for $265,891,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of March 31, 2012, such as commitments to purchase power in select locations through the remainder of 2012 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2012 and thereafter. Such other miscellaneous purchase commitments totaled $176,480,000 as of March 31, 2012.

11. Stockholders’ Equity

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	Balance as of December 31, 2011	Net change	Balance as of March 31, 2012
Foreign currency translation gain (loss)	$(150,872)	$34,312	$(116,560)
Unrealized gain on available for sale securities	64	78	142
Other comprehensive income (loss) attributable to redeemable non-controlling interests	7,110	(1,059)	6,051

	$(143,698)	$33,331	$(110,367)

Changes in foreign currencies can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translating into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. During the three months ended March 31, 2012, the U.S. dollar was generally weaker relative to certain of the currencies of the foreign countries in which the Company operates. This overall weakness of the U.S. dollar had an overall positive impact on the Company’s consolidated results of operations because the foreign denominations translated into more U.S. dollars. This also impacted the Company’s condensed consolidated balance sheets, as amounts denominated in foreign currencies are generally translating into more U.S. dollars. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company operates could have a significant impact on its consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.

Treasury Stock

During the three months ended March 31, 2012, the Company repurchased a total of 131,489 shares of its common stock in the open market at an average price of $101.64 per share for total consideration of $13,364,000 under a share repurchase program that was approved by the Company’s Board of Directors in November 2011. As of March 31, 2012, the Company may purchase up to an additional $149,970,000 in value of the Company’s common stock through December 31, 2012 under this share repurchase program.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

In February and March 2012, the Compensation Committee and the Stock Award Committee of the Company’s Board of Directors approved the issuance of an aggregate of 661,659 shares of restricted stock units to certain employees, including executive officers, pursuant to the 2000 Equity Incentive Plan as part of the Company’s annual refresh program. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $135.61 and a weighted-average requisite service period of 3.25 years.

The following table presents, by operating expense category, the Company’s stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations (in thousands):

	Three months ended March 31,
	2012	2011
Cost of revenues	$1,395	$1,345
Sales and marketing	4,035	2,866
General and administrative	13,673	11,324

	$19,103	$15,535

12. Segment Information

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides the following segment disclosures as follows (in thousands):

	Three months ended March 31,
	2012	2011
Total revenues:
Americas	$288,084	$232,527
EMEA	101,336	82,039
Asia-Pacific	62,780	48,463

	$452,200	$363,029

Total depreciation and amortization:
Americas	$59,671	$52,700
EMEA	17,273	16,678
Asia-Pacific	15,860	8,957

	$92,804	$78,335

Income from operations:
Americas	$61,918	$47,319
EMEA	27,279	11,471
Asia-Pacific	11,901	12,515

	$101,098	$71,305

Capital expenditures:
Americas	$72,048	$48,878
EMEA	42,704	82,849
Asia-Pacific	30,738	58,339

	$145,490	$190,066

The Company’s long-lived assets are located in the following geographic areas as of (in thousands):

	March 31, 2012	December 31, 2011
Americas	$1,941,586	$1,899,769
EMEA	859,254	764,885
Asia-Pacific	586,529	561,258

	$3,387,369	$3,225,912

Revenue information on a services basis is as follows (in thousands):

	Three months ended March 31,
	2012	2011
Colocation	$340,776	$280,735
Interconnection	65,790	54,075
Managed infrastructure	22,272	8,477
Rental	783	622

Recurring revenues	429,621	343,909
Non-recurring revenues	22,579	19,120

	$452,200	$363,029

No single customer accounted for 10% or greater of the Company’s revenues for the three months ended March 31, 2012 and 2011. No single customer accounted for 10% or greater of the Company’s gross accounts receivable as of March 31, 2012 and December 31, 2011.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Restructuring Charges

Switch and Data Restructuring Charge

A summary of the activity in the Switch and Data accrued restructuring charge associated with one-time termination benefits, primarily comprised of severance, attributed to certain Switch and Data employees from December 31, 2011 to March 31, 2012 is outlined as follows (in thousands):

Accrued restructuring charge as of December 31, 2011 (1)	$140
Cash payments	(140)

Accrued restructuring charge as of March 31, 2012	$—

(1)	Included within other current liabilities.

2004 Restructuring Charge

A summary of the activity in the 2004 accrued restructuring charge from December 31, 2011 to March 31, 2012 is outlined as follows (in thousands):

Accrued restructuring charge as of December 31, 2011	$7,680
Accretion expense	116
Cash payments	(588)

Accrued restructuring charge as of March 31, 2012	$7,208

As the Company currently has no plans to enter into a lease termination with the landlord associated with the excess space lease in the New York metro area, the Company has reflected its accrued restructuring liability as both a current and non-current liability. The Company reports accrued restructuring charges within other current liabilities and other liabilities on the accompanying consolidated balance sheets as of March 31, 2012 and December 31, 2011. The Company is contractually committed to this excess space lease through 2015.

14. Subsequent Events

In April 2012, virtually all of the holders of the 2.50% Convertible Subordinated Notes converted their notes. The Company settled the $250,000,000 in aggregate principal amount of the 2.50% Convertible Subordinated Notes, plus accrued interest, in $253,132,000 of cash and 622,867 shares of the Company’s common stock. The total value of the shares of the Company’s common stock issued by the Company was $95,915,000, which is based on the closing price of the Company’s common stock on April 16, 2012, the date the shares were issued. The number of shares issued to the holders of the 2.50% Convertible Subordinated Notes was based on the volume weighted average price per share of the Company’s common stock for each of the 10 consecutive trading days during the period beginning on the 12th scheduled trading day immediately preceding the maturity date.

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

Overview

Equinix provides global data center services that protect and connect the world’s most valued information assets. Global enterprises, financial services companies, and content and network service providers rely upon Equinix’s leading insight and data centers in 38 markets around the world for the safeguarding of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following data center services: premium data center colocation, interconnection and exchange services, and outsourced IT infrastructure services. As of March 31, 2012, we operated or had partner IBX data centers in the Atlanta, Boston, Buffalo, Chicago, Cleveland, Dallas, Denver, Detroit, Indianapolis, Los Angeles, Miami, Nashville, New York, Philadelphia, Phoenix, Pittsburgh, Rio De Janeiro, Sao Paulo, Seattle, Silicon Valley, St. Louis, Tampa, Toronto and Washington, D.C. metro areas in the Americas region; France, Germany, Italy, the Netherlands, Switzerland and the United Kingdom in the Europe, Middle East, Africa (EMEA) region; and Australia, Hong Kong, Japan, China and Singapore in the Asia-Pacific region.

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

Historically, our market has been served by large telecommunications carriers who have bundled their telecommunications products and services with their colocation offerings. The data center services market landscape has evolved to include cloud computing/utility providers, application hosting providers and systems integrators, managed infrastructure hosting providers and colocation providers with over 350 companies providing data center services in the United States alone. Each of these data center services providers can bundle various colocation, interconnection and network services, and outsourced IT infrastructure services. We are able to offer our customers a global platform that supports global reach to 13 countries, proven operational reliability, improved application performance and network choice, and a highly scalable set of services.

Excluding ALOG Data Centers do Brasil S.A. and its subsidiaries, referred to as ALOG, our customer count increased to 4,828 as of March 31, 2012 versus 4,046 as of March 31, 2011, an increase of 19%. This increase was due to organic growth in our business. Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available taking into account power limitations. Excluding the impact of ALOG, our utilization rate increased to 82% as of March 31, 2012 versus approximately 79% as of March 31, 2011; however, excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our utilization rate would have increased to approximately 85% as of March 31, 2012. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

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

Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services that we perform. These services are considered to be non- recurring as they are billed typically once and upon completion of the installation or professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. However, revenues from installation services are deferred and recognized ratably over the longer of the term of the related contract or expected life of the services. Additionally, revenue from contract settlements, when a customer wishes to terminate their contract early, is recognized when no remaining performance obligations exist and collectability is reasonably assured, to the extent that the revenue has not previously been recognized. As a percentage of total revenues, we expect non-recurring revenues to represent less than 10% of total revenues for the foreseeable future.

Our Americas revenues are derived primarily from colocation and interconnection services while our EMEA and Asia-Pacific revenues are derived primarily from colocation and managed infrastructure services.

The largest components of our cost of revenues are depreciation, rental payments related to our leased IBX data centers, utility costs, including electricity and bandwidth, IBX data center employees’ salaries and benefits, including stock-based compensation, repairs and maintenance, supplies and equipment and security services. A substantial majority of our cost of revenues is fixed in nature and should not vary significantly from period to period, unless we expand our existing IBX data centers or open or acquire new IBX data centers. However, there are certain costs which are considered more variable in nature, including utilities and supplies, that are directly related to growth in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will generally increase in the future on a per-unit or fixed basis in addition to the variable increase related to the growth in consumption by the customer. In addition, the cost of electricity is generally higher in the summer months as compared to other times of the year. To the extent we incur increased utility costs, such increased costs could materially impact our financial condition, results of operations and cash flows. Furthermore, to the extent we incur increased electricity costs as a result of either climate change policies or the physical effects of climate change, such increased costs could materially impact our financial condition, results of operations and cash flows.

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

Results of Operations

Our results of operations for the three months ended March 31, 2012 include the operations of ALOG, an acquisition that closed on April 25, 2011.

Constant Currency Presentation

Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Brazilian reais, British pound, Canadian dollar, Euro, Swiss franc, Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended March 31, 2011 are used as exchange rates for the three months ended March 31, 2012 when comparing the three months ended March 31, 2012 with the three months ended March 31, 2011).

Three Months Ended March 31, 2012 and 2011

Revenues.  Our revenues for the three months ended March 31, 2012 and 2011 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2012	%	2011	%	Actual	Constant currency
Americas:
Recurring revenues	$278,763	62%	$223,389	62%	25%	25%
Non-recurring revenues	9,321	2%	9,138	2%	2%	2%

	288,084	64%	232,527	64%	24%	24%

EMEA:
Recurring revenues	91,533	20%	74,328	21%	23%	27%
Non-recurring revenues	9,803	2%	7,711	2%	27%	31%

	101,336	22%	82,039	23%	24%	27%

Asia-Pacific:
Recurring revenues	59,325	13%	46,192	13%	28%	25%
Non-recurring revenues	3,455	1%	2,271	0%	52%	49%

	62,780	14%	48,463	13%	30%	27%

Total:
Recurring revenues	429,621	95%	343,909	95%	25%	25%
Non-recurring revenues	22,579	5%	19,120	5%	18%	19%

	$452,200	100%	$363,029	100%	25%	25%

Americas Revenues.  Growth in Americas revenues was primarily due to (i) the impact of the ALOG acquisition, which resulted in $18.7 million of additional revenue, (ii) $4.8 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Dallas and Washington, D.C. metro areas and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. We expect that our Americas revenues will continue to grow in future periods as a result of the ALOG acquisition and continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Dallas, Miami, New York, Seattle and Washington, D.C. metro areas, which are expected to open during the remainder of 2012 and 2013. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

EMEA Revenues.  Our revenues from the U.K., the largest revenue contributor in the EMEA region for the period, represented approximately 40% of the regional revenues during the three months ended March 31, 2012. During the three months ended March 31, 2011, our revenues from Germany, the largest revenue contributor in the EMEA region for the period, represented approximately 35% of the regional revenues. Our EMEA revenue growth was due to (i) approximately $10.9 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, London and Paris metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the three months ended March 31, 2012, the U.S. dollar was generally stronger relative to the British pound and Euro than during the three months ended March 31, 2011, resulting in approximately $3.0 million of unfavorable foreign currency impact to our EMEA revenues during the three months ended March 31, 2012 when compared to average exchange rates of the three months ended March 31, 2011. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Frankfurt, Amsterdam, Paris, London, Zurich and Geneva metro areas, which are expected to open during the remainder of 2012. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues.  Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 40% of the regional revenues for the three months ended March 31, 2012 and 2011. Our Asia-Pacific revenue growth was due to (i) approximately $5.3 million of revenue generated from our recently-opened IBX center expansions in the Hong Kong, Singapore, Sydney and Tokyo metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the three months ended March 31, 2012, the U.S. dollar was generally weaker relative to the Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar than during the three months ended March 31, 2011, resulting in approximately $1.4 million of favorable foreign currency impact to our Asia-Pacific revenues during the three months ended March 31, 2012 when compared to average exchange rates of the three months ended March 31, 2011. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX center expansions and additional expansions currently taking place in the Hong Kong, Singapore and Sydney metro areas, which are expected to open during the remainder of 2012 and 2013. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, or changes or amendments to customers’ contracts.

Cost of Revenues.  Our cost of revenues for the three months ended March 31, 2012 and 2011 were split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2012	%	2011	%	Actual	Constant currency
Americas	$136,094	60%	$117,586	60%	16%	16%
EMEA	51,138	23%	49,971	26%	2%	6%
Asia-Pacific	37,847	17%	27,019	14%	40%	37%

Total	$225,079	100%	$194,576	100%	16%	16%

	Three months ended March 31,
	2012	2011
Cost of revenues as a percentage of revenues:
Americas	47%	51%
EMEA	50%	61%
Asia-Pacific	60%	56%
Total	50%	54%

Americas Cost of Revenues.  The increase in our Americas cost of revenues was primarily due to the impact of the ALOG acquisition, which resulted in $11.7 million of additional cost of revenues for the three months ended March 31, 2012. Our Americas cost of revenues for the three months ended March 31, 2012 and 2011 included $50.6 million and $45.2 million, respectively, of depreciation expense, including $2.1 million of depreciation expense from the impact of the ALOG acquisition for the three months ended March 31, 2012.

Excluding the impact of the ALOG acquisition, our Americas cost of revenues during the three months ended March 31, 2012 was $124.4 million, which represents an increase of 6% from the three months ended March 31, 2011. Growth in depreciation expense was primarily due to our IBX center expansion activity. Excluding depreciation expense, the increase in our Americas cost of revenues was primarily due to an increase of $1.6 million in higher utility costs. We expect Americas cost of revenues to increase as we continue to grow our business.

EMEA Cost of Revenues.  EMEA cost of revenues for the three months ended March 31, 2012 and 2011 included $15.5 million and $15.1 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity. Excluding depreciation expense, our EMEA cost of revenues did not materially change. During the three months ended March 31, 2012, the U.S. dollar was generally stronger relative to the British pound and Euro than during the three months ended March 31, 2011, resulting in approximately $1.6 million of favorable foreign currency impact to our EMEA cost of revenues during the three months ended March 31, 2012 when compared to average exchange rates of the three months ended March 31, 2011. We expect EMEA cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues.  Asia-Pacific cost of revenues for the three months ended March 31, 2012 and 2011 included $15.4 million and $8.6 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as $2.8 million of higher utility costs. During the three months ended March 31, 2012, the impact of foreign currency fluctuations to our Asia-Pacific cost of revenues was not significant when compared to average exchange rates of the three months ended March 31, 2011. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses.  Our sales and marketing expenses for the three months ended March 31, 2012 and 2011 were split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2012	%	2011	%	Actual	Constant currency
Americas	$31,089	67%	$21,811	65%	43%	43%
EMEA	10,483	22%	8,438	25%	24%	27%
Asia-Pacific	4,999	11%	3,387	10%	48%	45%

Total	$46,571	100%	$33,636	100%	38%	39%

	Three months ended March 31,
	2012	2011
Sales and marketing expenses as a percentage of revenues:
Americas	11%	9%
EMEA	10%	10%
Asia-Pacific	8%	7%
Total	10%	9%

Americas Sales and Marketing Expenses.  The increase in our Americas sales and marketing expenses was partly due to the impact of the ALOG acquisition, which resulted in $2.7 million of additional sales and marketing expenses for the three months ended March 31, 2012.

Excluding the impact of the ALOG acquisition, our Americas sales and marketing expenses during the three months ended March 31, 2012 were $28.4 million, which represents an increase of 30% from the three months ended March 31, 2011. This increase was primarily due to $4.8 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (221 Americas sales and marketing employees as of March 31, 2012 versus 133 as of March 31, 2011). Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Americas sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in Americas sales and marketing initiatives, we believe our Americas sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

EMEA Sales and Marketing Expenses.  The increase in our EMEA sales and marketing expenses was primarily due to $1.0 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (123 EMEA sales and marketing employees as of March 31, 2012 versus 86 as of March 31, 2011). For the three months ended March 31, 2012, the impact of foreign currency fluctuations to our EMEA sales and marketing expenses was not significant when compared to average exchange rates of the three months ended March 31, 2011. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our EMEA sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in EMEA sales and marketing initiatives, we believe our EMEA sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses.  The increase in our Asia-Pacific sales and marketing expenses was primarily due to $1.3 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (72 Asia-Pacific sales and marketing employees as of March 31, 2012 versus 56 as of March 31, 2011). For the three months ended March 31, 2012, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the three months ended March 31, 2011. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Asia-Pacific sales and marketing expenses have increased. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

General and Administrative Expenses.  Our general and administrative expenses for the three months ended March 31, 2012 and 2011 were split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2012	%	2011	%	Actual	Constant currency
Americas	$58,721	75%	$44,949	72%	31%	31%
EMEA	12,306	16%	12,156	19%	1%	3%
Asia-Pacific	7,398	9%	5,496	9%	35%	33%

Total	$78,425	100%	$62,601	100%	25%	25%

	Three months ended March 31,
	2012	2011
General and administrative expenses as a percentage of revenues:
Americas	20%	19%
EMEA	12%	15%
Asia-Pacific	12%	11%
Total	17%	17%

Americas General and Administrative Expenses.  Our Americas general and administrative expenses included $2.6 million of additional general and administrative expenses resulting from the ALOG acquisition. Excluding the impact of the ALOG acquisition, the increase in our Americas general and administrative expenses was primarily due to (i) $6.0 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (591 Americas general and administrative employees as of March 31, 2012 versus 415 as of March 31, 2011) and (ii) $3.8 million of higher professional fees to support our growth. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including this investment in our back office systems; however, as a percentage of revenues, we generally expect them to decrease.

EMEA General and Administrative Expenses.  Our EMEA general and administrative expenses did not materially change and the impact of foreign currency fluctuations to our EMEA general and administrative expenses for the three months ended March 31, 2012 was not significant when compared to average exchange rates of the three months ended March 31, 2011. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses.  The increase in our Asia-Pacific general and administrative expenses was primarily due to $1.3 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (161 Asia-Pacific general and administrative employees as of March 31, 2012 versus 130 as of March 31, 2011). For the three months ended March 31, 2012, the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates of the three months ended March 31, 2011. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Restructuring Charges.  We recorded no restructuring charges during the three months ended March 31, 2012. During the three months ended March 31, 2011, we recorded restructuring charges of $496,000 related to one-time termination benefits attributed to certain Switch and Data employees. For additional information, see “Restructuring Charges” in Note 13 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. Our restructuring charges all relate to our Americas region.

Acquisition Costs.  During the three months ended March 31, 2012, we recorded acquisition costs totaling $1.0 million primarily attributed to our Asia-Pacific region. During the three months ended March 31, 2011, we recorded acquisition costs totaling $415,000 primarily attributed to our Americas region.

Interest Income.  Interest income increased to $691,000 for the three months ended March 31, 2012 from $215,000 for the three months ended March 31, 2011. Interest income increased primarily due to higher invested balances as a result of the proceeds from the $750.0 million aggregate principal amount of 7.00% senior notes offering in July 2011 and higher yields on invested balances. The average annualized yield for the three months ended March 31, 2012 was 0.23% versus 0.09% for the three months ended March 31, 2011. We expect our interest income to remain at these low levels for the foreseeable future due to the impact of a continued low interest rate environment and a portfolio more weighted towards short-term securities.

Interest Expense.  Interest expense increased to $52.8 million for the three months ended March 31, 2012 from $37.4 million for the three months ended March 31, 2011. This increase in interest expense was primarily due to the impact of our $750.0 million 7.00% senior notes offering in July 2011 and additional financings such as various capital lease and other financing obligations to support our expansion projects. During the three months ended March 31, 2012 and 2011, we capitalized $4.4 million and $2.6 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur lower interest expense as our 2.50% $250.0 million convertible subordinated notes, which were settled in April 2012 generated approximately $18.2 million in interest expense annually. However, we may incur additional indebtedness to support our growth, resulting in higher interest expense.

Other Income (Expense).  We recorded $154,000 of other expense for the three months ended March 31, 2012 and $2.1 million of other income for the three months ended March 31, 2011, primarily due to foreign currency exchange gain (loss) during the periods.

Income Taxes.  For the three months ended March 31, 2012 and 2011, we recorded $14.0 million and $11.1 million of income tax expenses, respectively. Our effective tax rates were 28.7% and 30.7% for the three months ended March 31, 2012 and 2011, respectively. We expect cash income taxes during the remainder of 2012 to increase. The cash taxes for 2012 and 2011 are primarily for state income taxes and foreign income taxes.

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

We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges and acquisition costs as presented below (in thousands):

	Three months ended March 31,
	2012	2011
Income from operations	$101,098	$71,305
Depreciation, amortization and accretion expense	93,922	79,525
Stock-based compensation expense	19,103	15,535
Restructuring charges	—	496
Acquisitions costs	1,027	415

Adjusted EBITDA	$215,150	$167,276

The geographic split of our adjusted EBITDA is presented below (in thousands):

	Three months ended March 31,
	2012	2011
Americas:
Income from operations	$61,918	$47,319
Depreciation, amortization and accretion expense	60,421	53,482
Stock-based compensation expense	15,151	11,842
Restructuring charges	—	496
Acquisitions costs	262	366

Adjusted EBITDA	$137,752	$113,505

EMEA:
Income from operations	$27,279	$11,471
Depreciation, amortization and accretion expense	17,312	16,844
Stock-based compensation expense	2,164	2,295
Acquisitions costs	129	2

Adjusted EBITDA	$46,884	$30,612

Asia-Pacific:
Income from operations	$11,901	$12,515
Depreciation, amortization and accretion expense	16,189	9,199
Stock-based compensation expense	1,788	1,398
Acquisitions costs	636	47

Adjusted EBITDA	$30,514	$23,159

Our adjusted EBITDA results have improved each year and in each region in total dollars due to the improved operating results discussed earlier in “Results of Operations”, as well as the nature of our business model consisting of a recurring revenue stream and a cost structure which has a large base that is fixed in nature that is also discussed earlier in “Overview”. Although we have also been investing in our future growth as described above (e.g. additional IBX data center expansions, acquisitions and increased investments in sales and marketing expenses), we believe that our adjusted EBITDA results will continue to improve in future periods as we continue to grow our business.

Liquidity and Capital Resources

As of March 31, 2012, our total indebtedness was comprised of (i) convertible debt principal totaling $1.0 billion from our 2.50% convertible subordinated notes (gross of discount), our 3.00% convertible subordinated notes, and our 4.75% convertible subordinated notes (gross of discount) and (ii) non-convertible debt and financing obligations totaling $2.1 billion consisting of (a) $1.5 billion of principal from our 8.125% and 7.00% senior notes, (b) $219.9 million of principal from our loans payable and (c) $414.9 million from our capital lease and other financing obligations. In April 2012, virtually all of the holders of the 2.50% convertible subordinated notes converted their notes. We settled the $250.0 million in aggregate principal amount of the 2.50% convertible subordinated notes, plus accrued interest, in $253.1 million of cash and 622,867 shares of our common stock.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, and to complete our publicly-announced expansion projects. As of March 31, 2012, we had $1.1 billion of cash, cash equivalents and short-term and long-term investments, of which approximately $938.9 million was held in the U.S. We believe that our current expansion activities in the U.S. can be funded with our U.S.-based cash and cash equivalents and investments. Besides our investment portfolio and any further financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity. Additionally, approximately 18% of our gross trade receivables are attributable to our EMEA region, and due to the risks posed by the current European debt crisis and credit downgrade, our EMEA-based customers may have difficulty paying us. As a result, our liquidity could be adversely impacted by the possibility of increasing trade receivable aging and higher allowance for doubtful accounts.

As of March 31, 2012, we had a total of $128.4 million of additional liquidity available to us under the $150.0 million senior revolving credit facility. While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and to complete our publicly-announced IBX expansion plans, we may pursue additional expansion opportunities, primarily the build-out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions. While we expect to fund these expansion plans with our existing resources, additional financing, either debt or equity, may be required to pursue certain new or unannounced additional expansion plans, including acquisitions. However, if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

Sources and Uses of Cash

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$125,993	$117,770
Net cash provided by (used in) investing activities	269,433	(286,389)
Net cash provided by (used in) financing activities	(43,950)	26,126

Operating Activities.  The increase in net cash provided by operating activities was primarily due to improved operating results, partially offset by payments of accounts payable and accrued expenses. Although our collections remain strong, it is possible for some large customer receivables that were anticipated to be collected in one quarter to slip to the next quarter. For example, some large customer receivables that were anticipated to be collected in March 2012 were instead collected in April 2012, which negatively impacted cash flows from operating activities for the three months ended March 31, 2012. We expect that we will continue to generate cash from our operating activities during the remainder of 2012 and beyond.

Investing Activities.  The net cash provided by investing activities for the three months ended March 31, 2012 was primarily due to $443.7 million of maturities and sales of investments and $68.6 million of release of restricted cash primarily related to payments made in connection with the Paris 4 IBX financing, partially offset by $145.5 million of capital expenditures as a result of expansion activity and $97.4 million of purchases of investments. The net cash used in investing activities for the three months ended March 31, 2011 was primarily due to $150.0 million of purchases of investments, $175.1 million of capital expenditures as a result of expansion activity, the $15.0 million purchase of the Paris 4 IBX land and existing building and $94.8 million of cash deposited into a restricted cash account as collateral for the developer of the Paris 4 IBX during the construction period, partially offset by $147.8 million of maturities and sales of investments. During 2012, we expect that our IBX expansion construction activity will be similar to our 2011 levels. However, if the opportunity to expand is greater than planned and we have sufficient funding to increase the expansion opportunities available to us, we may increase the level of capital expenditures to support this growth as well as pursue additional acquisitions or joint ventures.

Financing Activities.  The net cash used in financing activities for the three months ended March 31, 2012 was primarily due to $10.1 million of repayments of principal on the Asia-Pacific debt facility, $55.4 million repayment of principal on the Paris 4 IBX financing and $13.4 million of purchases of treasury stock, partially offset by $30.5 million of proceeds from employee equity awards and $8.9 million of proceeds from an ALOG debt facility. The net cash provided by financing activities for the three months ended March 31, 2011 was primarily due to $22.7 million of gross proceeds from the Asia-Pacific debt facility and $15.7 million from employee equity awards, partially offset by $10.1 million of repayments of principal on the Asia-Pacific debt facility. Going forward, we expect that our financing activities will consist primarily of repayment of our debt for the foreseeable future, including the 2.50% $250.0 million convertible subordinated notes, which were settled in April 2012. However, we may pursue additional financings in the future to support expansion opportunities, additional acquisitions or joint ventures.

Debt Obligations

Paris 4 IBX Financing.  During the three months ended March 31, 2012, construction activity increased the Paris 4 IBX financing liability by $19.0 million and we made payments of $67.4 million from the restricted cash account under the Paris 4 IBX financing.

2.50% Convertible Subordinated Notes.  In March 2007, we issued $250.0 million aggregate principal amount of 2.50% convertible subordinated notes due April 15, 2012. Holders of the 2.50% convertible subordinated notes were eligible to convert their notes at any time on or after March 15, 2012 through the close of business on the business day immediately preceding the maturity date. Upon conversion, holders would receive, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. However, we had the right at any time to irrevocably elect for the remaining term of the 2.50% convertible subordinated notes to satisfy our obligation in cash up to 100% of the principal amount of the 2.50% convertible subordinated notes converted, with any remaining amount to be satisfied, at our election, in shares of our common stock or a combination of cash and shares of our common stock. Upon conversion, due to the conversion formulas associated with the 2.50% convertible subordinated notes, if our stock was trading at levels exceeding $112.03 per share, and if we elected to pay any portion of the consideration in cash, additional consideration beyond the $250.0 million of gross proceeds received would be required. However, in no event would the total number of shares issuable upon conversion of the 2.50% convertible subordinated notes exceed 11.6036 per $1,000 principal amount of 2.50% convertible subordinated notes, subject to anti-dilution adjustments, or the equivalent of $86.18 per share of common stock or a total of 2,900,900 shares of our common stock. In April 2012, virtually all of the holders of the 2.50% convertible subordinated notes converted their notes. We settled the $250.0 million in aggregate principal amount of the 2.50% convertible subordinated notes, plus accrued interest, in $253.1 million of cash and 622,867 shares of our common stock.

3.00% Convertible Subordinated Notes.  In September 2007, we issued $396.0 million aggregate principal amount of 3.00% convertible subordinated notes due October 15, 2014. Holders of the 3.00% convertible subordinated notes may convert their notes at their option on any day up to and including the business day immediately preceding the maturity date into shares of our common stock. The base conversion rate is 7.436 shares of common stock per $1,000 principal amount of 3.00% convertible subordinated notes, subject to adjustment. This represents a base conversion price of approximately $134.48 per share of common stock. If, at the time of conversion, the applicable stock price of the our common stock exceeds the base conversion price, the conversion rate will be determined pursuant to a formula resulting in the receipt of up to 4.4616 additional shares of common stock per $1,000 principal amount of the 3.00% convertible subordinated notes, subject to adjustment. However, in no event would the total number of shares issuable upon conversion of the 3.00% convertible subordinated notes exceed 11.8976 per $1,000 principal amount of 3.00% convertible subordinated notes, subject to anti-dilution adjustments, or the equivalent of $84.05 per share of our common stock or a total of 4,711,283 shares of our common stock. As of March 31, 2012, had the holders of the 3.00% convertible subordinated notes converted their notes, the 3.00% convertible subordinated notes would have been convertible into 3,184,580 shares of our common stock.

4.75% Convertible Subordinated Notes.  In June 2009, we issued $373.8 million aggregate principal amount of 4.75% convertible subordinated notes due June 15, 2016. Upon conversion, holders will receive, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. However, we may at any time irrevocably elect for the remaining term of the 4.75% convertible subordinated notes to satisfy our obligation in cash up to 100% of the principal amount of the 4.75% convertible subordinated notes converted, with any remaining amount to be satisfied, at our election, in shares of our common stock or a combination of cash and shares of our common stock. Upon conversion, if we elect to pay a sufficiently large portion of the conversion obligation in cash, additional consideration beyond the $373.8 million of gross proceeds received will be required.

The initial conversion rate is 11.8599 shares of common stock per $1,000 principal amount of 4.75% convertible subordinated notes, subject to adjustment. This represents an initial conversion price of approximately $84.32 per share of common stock. Holders of the 4.75% convertible subordinated notes may convert their notes at any time prior to the close of business on the business day immediately preceding the maturity date under the following circumstances:

•

during any fiscal quarter (and only during that fiscal quarter) ending after December 31, 2009, if the sale price of our common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than 130% of the conversion price per share of common stock on such last trading day, which was $109.62 per share;

•

subject to certain exceptions, during the five business day period following any 10 consecutive trading day period in which the trading price of the 4.75% convertible subordinated notes for each day of such period was less than 98% of the product of the sale price of our common stock and the conversion rate;

•

upon the occurrence of specified corporate transactions described in the 4.75% convertible subordinated notes indenture, such as a consolidation, merger or binding share exchange in which our common stock would be converted into cash or property other than securities; or

•	at any time on or after March 15, 2016.

Holders of the 4.75% convertible subordinated notes are eligible to convert their notes during the three months ended June 30, 2012, since the sale price of our common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the quarter ended March 31, 2012, was greater than 130% of the conversion price per share of common stock on such last trading day. As of March 31, 2012, had the holders of 4.75% convertible subordinated notes converted their notes, the 4.75% convertible notes would have been convertible into a maximum of 4,432,638 shares of our common stock.

Contractual Obligations and Off-Balance-Sheet Arrangements

We lease a majority of our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2035. The following represents our debt maturities, financings, leases and other contractual commitments as of March 31, 2012 (in thousands):

	2012 (9 months)	2013	2014	2015	2016	Thereafter	Total
Convertible debt (1)	$250,000	$—	$395,986	$—	$373,750	$—	$1,019,736
Senior notes (1)	—	—	—	—	—	1,500,000	1,500,000
Asia-Pacific financing (1)	26,347	58,779	65,183	35,511	—	—	185,820
Paris 4 IBX financing (2)	10,534	6,266	—	—	—	—	16,800
ALOG debt (1)	4,257	5,666	6,813	582	5	—	17,323
Interest (3)	94,138	150,404	144,380	131,531	122,314	354,076	996,843
Capital lease and other financing obligations (4)	30,505	43,071	46,949	50,098	50,193	388,435	609,251
Operating leases under accrued restructuring charges (5)	1,823	2,444	2,459	1,444	—	—	8,170
Operating leases (6)	92,771	118,475	114,190	95,985	90,875	509,997	1,022,293
Other contractual commitments (7)	376,605	47,053	18,713	—	—	—	442,371
Asset retirement obligations (8)	92	1,082	1,304	5,961	—	50,862	59,301
ALOG acquisition contingent consideration (9)	—	19,777	—	—	—	—	19,777
Redeemable non-controlling interests	—	—	69,071	—	—	—	69,071

	$887,072	$453,017	$865,048	$321,112	$637,137	$2,803,370	$5,966,756

(1)	Represents principal only.
(2)	Represents total payments to be made to complete the construction of the Paris 4 IBX center.
(3)	Represents interest on ALOG debt, convertible debt, senior notes and Asia-Pacific financing based on their approximate interest rates as of March 31, 2012.
(4)	Represents principal and interest.
(5)	Excludes any subrental income.
(6)	Represents minimum operating lease payments, excluding potential lease renewals.
(7)	Represents off-balance sheet arrangements. Other contractual commitments are described below.
(8)	Represents liability, net of future accretion expense.
(9)	Represents an off-balance sheet arrangement for the ALOG acquisition contingent consideration and includes the portion of the contingent consideration that will be funded by Riverwood.

In connection with certain of our leases, we entered into 13 irrevocable letters of credit totaling $21.6 million under the senior revolving credit line. These letters of credit were provided in lieu of cash deposits under the senior revolving credit line. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the senior revolving credit line. These contingent commitments are not reflected in the table above.

We had accrued liabilities related to uncertain tax positions totaling approximately $22.8 million as of March 31, 2012. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.

Primarily as a result of our various IBX expansion projects, as of March 31, 2012, we were contractually committed for $265.9 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2012 and thereafter, is reflected in the table above as “other contractual commitments.”

We had other non-capital purchase commitments in place as of March 31, 2012, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2012 and beyond. Such other purchase commitments as of March 31, 2012, which total $176.5 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $100.0 million to $150.0 million, in addition to the $265.9 million in contractual commitments discussed above as of March 31, 2012, in our various IBX expansion projects during 2012 and thereafter in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.

Critical Accounting Policies and Estimates

Equinix’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management’s application of accounting policies. On an on-going basis, management evaluates its estimates and judgments. Critical accounting policies for Equinix that affect our more significant judgment and estimates used in the preparation of our condensed consolidated financial statements include accounting for income taxes, accounting for business combinations, accounting for impairment of goodwill and accounting for property, plant and equipment, which are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

While there have been no significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the three months ended March 31, 2012 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2011, the U.S. dollar weakened relative to certain of the currencies of the foreign countries in which we operate during the three months ended March 31, 2012. This has significantly impacted our consolidated financial position and results of operations during this period including the amount of revenue that we reported. Continued strengthening or weakening of the U.S. dollar will continue to have a significant impact to us in future periods.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Pihana Litigation

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawai’i, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the Internet exchange services business of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana’s majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725.0 million value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which added new plaintiffs (other alleged holders of Pihana common stock) but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed in a separate action by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by Equinix and other Defendants. On April 24, 2009, plaintiffs filed a Second Amended Complaint (“SAC”) to correct the naming of certain parties. The SAC is otherwise substantively identical to the Amended Complaint, and all motions to dismiss the Amended Complaint have been treated as responsive to the SAC. On September 1, 2009, the Court heard Defendants’ motions to dismiss the SAC and ruled at the hearing that all claims against all Defendants are time-barred. The Court also considered whether there were further independent grounds for dismissing the claims, and supplemental briefing was submitted with respect to claims against one defendant and plaintiffs’ renewed request for further leave to amend. On March 23, 2010, the Court entered final Orders granting the motions to dismiss as to all Defendants and issued a minute Order denying plaintiffs’ renewed request for further leave to amend. On May 21, 2010, plaintiffs filed a Notice of Appeal, and plaintiffs’ appeal is currently pending before the Hawaii Supreme Court. In January 2011, one group of co-defendants (Morgan Stanley and certain persons and entities affiliated with it) entered into a separate settlement with plaintiffs. The trial court determined that the settlement was made in “good faith” in accordance with Hawai’i statutory law, and certain non-settling defendants (including Equinix) filed an appeal from that order before the Intermediate Court of Appeals. That appeal has been stayed pending resolution of plaintiffs’ appeal before the Hawai’i Supreme Court. In August 2011, another group of co-defendants (UBS AG and UBS Capital Asia Pacific Limited Fund) entered into a separate settlement with plaintiffs. The parties stipulated that the ultimate disposition of the Morgan Stanley “good faith” determination will apply to the UBS settlement. In December 2011, the parties reached agreement in principle on a global settlement which provides, among other things, that all claims and proceedings against all defendants will be dismissed with prejudice. The agreement is subject to final documentation, among other things. In the event that the settlement is not finalized for any reason, we continue to believe that plaintiffs’ claims and alleged damages are without merit and we intend to continue to defend the litigation vigorously.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

Alleged Class Action and Shareholder Derivative Actions

On March 4, 2011, an alleged class action entitled Cement Masons & Plasterers Joint Pension Trust v. Equinix, Inc., et al., No. CV-11-1016-SC, was filed in the United States District Court for the Northern District of California, against Equinix and two of our officers. The suit asserts purported claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for allegedly misleading statements regarding our business and financial results. The suit is purportedly brought on behalf of purchasers of our common stock between July 29, 2010 and October 5, 2010, and seeks compensatory damages, fees and costs. Defendants filed a motion to dismiss on November 7, 2011. On March 2, 2012, the court granted defendants’ motion to dismiss without prejudice and gave plaintiffs thirty days in which to amend their complaint. Pursuant to stipulation and order of the court entered on March 16, 2012, the parties agreed that plaintiffs would have up to and through May 2, 2012 to file a Second Amended Complaint. Should plaintiffs not file a Second Amended Complaint by May 2, 2012, the parties agreed that the action would be dismissed with prejudice.

On March 8, 2011, an alleged shareholder derivative action entitled Rikos v. Equinix, Inc., et al., No. CGC-11-508940, was filed in California Superior Court, County of San Francisco, purportedly on behalf of Equinix, and naming Equinix (as a nominal defendant), the members of our board of directors, and two of our officers as defendants. The suit is based on allegations similar to those in the federal securities class action and asserts causes of action against the individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. By agreement and order of the court, this case has been temporarily stayed pending proceedings in the class action, and, pursuant to that agreement, defendants need not respond to the complaint at this time.

On May 20, 2011, an alleged shareholder derivative action entitled Stopa v. Clontz, et al., No. CV-11-2467-SC was filed in the United States District Court for the Northern District of California, purportedly on behalf of Equinix, naming Equinix (as a nominal defendant) and the members of our board of directors as defendants. The suit is based on allegations similar to those in the federal securities class action and the state court derivative action, and asserts causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. On June 10, 2011, the court signed an order relating this case to the federal securities class action. Plaintiffs filed an amended complaint on December 14, 2011. By agreement and order of the court, this case has been temporarily stayed pending proceedings in the class action and, pursuant to that agreement, defendants need not respond to the complaint at this time.

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

Over the last several years, we have completed several acquisitions, including that of Switch & Data Facilities Company, Inc. in 2010. We also acquired, with RW Brasil Fundo de Investimento em Participações, approximately 90% of the outstanding capital stock of ALOG Data Centers do Brasil S.A. in 2011, which resulted in Equinix acquiring a controlling interest in ALOG of approximately 53%. We may make additional acquisitions in the future, which may include acquisitions of businesses, products, services or technologies that we believe to be complementary, acquisitions of new IBX data centers or real estate for development of new IBX data centers or through investments in local data center operators. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including:

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

We have a significant amount of debt. Notwithstanding our intention to become free cash flow positive in 2013, we may not achieve such goal and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions. As of March 31, 2012, our total indebtedness was approximately $3.1 billion, our stockholders’ equity was $2.1 billion and our cash and investments totaled $1.1 billion. In April 2012, virtually all of the holders of the 2.50% convertible subordinated notes converted their notes. We settled the $250.0 million in aggregate principal amount of the 2.50% convertible subordinated notes, plus accrued interest, in $253.1 million of cash and 622,867 shares of our common stock. Some of our debt contains covenants which may limit our operating flexibility. In addition to our substantial debt, we lease a majority of our IBX centers and certain equipment under non-cancelable lease agreements, the majority of which are accounted for as operating leases. As of March 31, 2012, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $1.0 billion, which represents off-balance sheet commitments.

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

Since January 1, 2011, the closing sale price of our common stock on the NASDAQ Global Select Market has ranged from $82.00 to $169.28 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. General economic and market conditions, and market conditions for telecommunications stocks in general, may affect the market price of our common stock.

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

Although we have in the past, and may decide in the future, to undertake foreign exchange hedging transactions to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure. For example, while we hedge certain of our foreign currency assets and liabilities on our consolidated balance sheet, we do not hedge revenue. Therefore, any weakness of the U.S. dollar may have a positive impact on our consolidated results of operations because the currencies in the foreign countries in which we operate may translate into more U.S. dollars. However, if the U.S. dollar strengthens relative to the currencies of the foreign countries in which we operate our consolidated financial position and results of operations may be negatively impacted as amounts in foreign currencies will generally translate into fewer U.S. dollars. For additional information on foreign currency risk, refer to our discussion of foreign currency risk in “Quantitative and Qualitative Disclosures About Market Risk” included in Item 3 of this Quarterly Report.

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

For the years ended December 31, 2011, 2010 and 2009, we recognized 40%, 38% and 39%, respectively, of our revenues outside the U.S. For the three months ended March 31, 2012, we recognized 42% of our revenues outside the U.S. We currently operate outside of the U.S. in Canada, Brazil, and in the EMEA and Asia-Pacific regions.

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

We conduct business or are contemplating expansion in developing markets with economies that tend to be more volatile than those in the United States and Western Europe. The risk of doing business in developing markets such as China, Brazil, India, Russia, the United Arab Emirates and other economically volatile areas, could adversely affect our operations and earnings. Such risks include the financial instability among customers in these regions, political instability, fraud or corruption and other non-economic factors such as irregular trade flows that need to be managed successfully with the help of the local governments. In addition, commercial laws in some developing countries can be vague, inconsistently administered and retroactively applied. If we are deemed not to be in compliance with applicable laws in developing countries where we conduct business, our prospects and business in those countries could be harmed, which could then have a material adverse impact on our results of operations and financial position. Our failure to successfully manage economic, political and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect our business.

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

As of March 31, 2012, our accumulated deficit was $220.6 million. Although we have generated net income for each fiscal year since 2008, which was our first full year of net income since our inception, we are also currently investing heavily in our future growth through the build-out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial crisis may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

The failure to obtain favorable terms when we renew our IBX data center leases could harm our business and results of operations.

While we own certain of our IBX data centers, others are leased under long-term arrangements with lease terms expiring at various dates through 2035. These leased centers have all been subject to significant development by us in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. Most of our IBX data center leases have renewal options available to us. However, many of these renewal options provide for rent set at then-prevailing market rates. To the extent that then-prevailing market rates are higher than present rates, these higher costs may adversely impact our business and results of operations.

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

We are subject to various legal proceedings as described in Note 10 to Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. In addition, we may, in the future, be subject to other litigation. For example, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Litigation can be lengthy, expensive, and divert management’s attention and resources. Results cannot be predicted with certainty and an adverse outcome in litigation could result in monetary damages or injunctive relief that could seriously harm our business, results of operations, financial condition or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.	Def. Proxy 14A	12/12/02

2.2	Agreement and Plan of Merger dated October 21, 2009, by and among Equinix, Inc., Switch & Data Facilities Company, Inc. and Sundance Acquisition Corporation.	8-K	10/22/09	2.1

2.3	First Amendment to the Agreement and Plan of Merger dated March 20, 2010, by and among Equinix, Inc., Switch & Data Facilities Company, Inc. and Sundance Acquisition Corporation.	8-K	3/22/10	2.1

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Amendment of the Restated Certificate of Incorporation	8-K	6/14/11	3.1

3.3	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.4	Amended and Restated Bylaws of the Registrant.	8-K	2/23/12	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Indenture dated March 30, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/30/07	4.4

4.3	Form of 2.50% Convertible Subordinated Note Due 2012 (see Exhibit 4.2).

4.4	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

4.5	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.4).

4.6	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/09	4.1

4.7	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.6).

4.8	Indenture dated March 3, 2010 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	10-Q	3/31/10	4.8

4.9	Form of 8.125% Senior Note Due 2018 (see Exhibit 4.8).

4.10	Indenture dated July 13, 2011 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	7/13/11	4.1

4.11	Form of 7.00% Senior Note due 2021 (see Exhibit 4.10)	8-K	7/13/11	4.2

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.2	2000 Equity Incentive Plan, as amended.				X

10.3	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.4	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.5	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	S-8 (File No. 333-165033)	2/23/10	99.3

10.6	Form of Restricted Stock Agreements for Stephen M. Smith under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/07	10.45

10.7	Letter Agreement, dated April 22, 2008, by and between Eric Schwartz and Equinix Operating Co., Inc.	10-Q	6/30/08	10.34

10.8	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.9	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

10.10	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.11	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.	10-K	12/31/08	10.34

10.12	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

10.13	Change in Control Severance Agreement by and between Jarrett Appleby and Equinix, Inc. dated December 11, 2008.	10-K	12/31/08	10.36

10.14	Offer Letter from Equinix, Inc. to Jarrett Appleby dated November 6, 2008.	10-K	12/31/08	10.37

10.15	Restricted Stock Unit Agreement for Jarrett Appleby under the Equinix, Inc. 2000 Equity Incentive Plan.	10-K	12/31/08	10.38

10.16	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.1

10.17	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.2

10.18	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.3

10.19	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.20	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.5

10.21	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.6

10.22	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.7

10.23	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.8

10.24	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.9

10.25	Addendum to international assignment letter agreement by and between Eric Schwartz and Equinix Operating Co., Inc., dated February 17, 2010.	10-Q	3/31/10	10.42

10.26	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333- 137607) filed by Switch & Data Facilities Company, Inc.	2/5/07	10.9

10.27	Amendment and Restatement of Facility Agreement, by and among Equinix Australia Pty Ltd., Equinix Hong Kong Limited, Equinix Singapore Pte. Ltd., Equinix Pacific Pte. Ltd and Equinix Japan K.K., as borrowers, the Joint Mandated Lead Arrangers, the Joint Mandated Bookrunners, the Lead Arrangers and the Closing Date Lenders, as defined therein, and The Royal Bank of Scotland N.V., as Facility Agent, dated May 10, 2010.	10-Q	6/30/10	10.39

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.28	Offer Letter from Equinix, Inc. to Charles Meyers dated September 28, 2010.	10-Q	9/30/10	10.40

10.29	Restricted Stock Unit Agreement for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/10	10.41

10.30	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30. 2010.	10-Q	9/30/10	10.42

10.31	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Appleby, Ferris, Meyers, Smith, Taylor and Van Camp.	10-K	12/31/10	10.33

10.32	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/10	10.34

10.33	Form of Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/11	10.34

10.34	Form of Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/11	10.35

10.35*	English Translation of Shareholders Agreement, dated as of April 25, 2011, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participaçðes and Zion RJ Participaçðes S.A., and, for the limited purposes set forth therein, Sidney Victor da Costa Breyer, Antonio Eduardo Zago de Carvalho, Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P. and Riverwood Capital Partners (Parallel – A) L.P.	10-Q	6/30/11	10.36

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.36	Lease Agreement between 2020 Fifth Avenue LLC and Switch & Data WA One LLC, dated October 13, 2011.	10-Q	9/30/11	10.37

10.37	Equinix, Inc. 2012 Incentive Plan				X

10.38	Form of 2012 Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.				X

10.39	Form of 2012 Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.				X

10.40	Form of 2012 TSR Restricted Stock Unit Agreement for CEO and CFO.				X

10.41	Form of 2012 TSR Restricted Stock Unit Agreement for all other Section 16 officers.				X

18.1	Preferable Accounting Principles Letter from Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm, dated July 26, 2010.	10-Q	6/30/10	18.1

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS**	XBRL Instance Document.				X

101.SCH**	XBRL Taxonomy Extension Schema Document.				X

101.CAL**	XBRL Taxonomy Extension Calculation Document.				X

101.DEF**	XBRL Taxonomy Extension Definition Document.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

101.LAB**	XBRL Taxonomy Extension Labels Document.				X

101.PRE**	XBRL Taxonomy Extension Presentation Document.				X

*	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.

Date: April 27, 2012

By:	/S/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.2	2000 Equity Incentive Plan, as amended

10.37	Equinix, Inc. 2012 Incentive Plan

10.38	Form of 2012 Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.

10.39	Form of 2012 Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.

10.40	Form of 2012 TSR Restricted Stock Unit Agreement for CEO and CFO.

10.41	Form of 2012 TSR Restricted Stock Unit Agreement for all other Section 16 officers.

21.1	Subsidiaries of Equinix, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Document.

101.DEF**	XBRL Taxonomy Extension Definition Document.

101.LAB**	XBRL Taxonomy Extension Labels Document.

101.PRE**	XBRL Taxonomy Extension Presentation Document.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.