Form 10-Q
period 2012-06-30
EQUINIX INC
filed 2012-07-27
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s Common Stock as of June 30, 2012 was 48,184,834.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$654,096	$278,823
Short-term investments	115,465	635,721
Accounts receivable, net	169,812	139,057
Other current assets	70,219	182,156

Total current assets	1,009,592	1,235,757
Long-term investments	53,460	161,801
Property, plant and equipment, net	3,525,839	3,225,912
Goodwill	863,187	866,495
Intangible assets, net	138,199	148,635
Other assets	134,411	146,724

Total assets	$5,724,688	$5,785,324

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$224,989	$229,043
Accrued property, plant and equipment	119,703	93,224
Current portion of capital lease and other financing obligations	12,978	11,542
Current portion of loans payable	72,791	87,440
Current portion of convertible debt	—	246,315
Other current liabilities	60,698	57,690

Total current liabilities	491,159	725,254
Capital lease and other financing obligations, less current portion	464,622	390,269
Loans payable, less current portion	141,504	168,795
Convertible debt, less current portion	701,578	694,769
Senior notes	1,500,000	1,500,000
Other liabilities	282,350	286,424

Total liabilities	3,581,213	3,765,511

Redeemable non-controlling interests (Note 9)	75,854	67,601

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock	49	48
Additional paid-in capital	2,444,640	2,437,623
Treasury stock	(37,166)	(86,666)
Accumulated other comprehensive loss	(155,777)	(143,698)
Accumulated deficit	(184,125)	(255,095)

Total stockholders’ equity	2,067,621	1,952,212

Total liabilities, redeemable non-controlling interests and stockholders’ equity	$5,724,688	$5,785,324

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(unaudited)
Revenues	$466,264	$394,900	$918,464	$757,929

Costs and operating expenses:
Cost of revenues	233,192	215,572	458,271	410,148
Sales and marketing	47,764	37,063	94,335	70,699
General and administrative	80,723	65,681	159,148	128,282
Restructuring charges	—	103	—	599
Acquisition costs	1,919	1,615	2,946	2,030

Total costs and operating expenses	363,598	320,034	714,700	611,758

Income from operations	102,666	74,866	203,764	146,171

Interest income	963	632	1,654	847
Interest expense	(46,787)	(37,677)	(99,605)	(75,038)
Other income (expense)	(1,844)	1,021	(1,998)	3,132

Income before income taxes	54,998	38,842	103,815	75,112

Income tax expense	(17,358)	(8,109)	(31,364)	(19,234)

Net income	37,640	30,733	72,451	55,878
Net income attributable to redeemable non-controlling interests	(1,193)	(3)	(1,481)	(3)

Net income attributable to Equinix.	$36,447	$30,730	$70,970	$55,875

Earnings per share (“EPS”) attributable to Equinix (Note 2):
Basic EPS	$0.76	$0.65	$1.49	$1.20

Weighted-average shares	48,016	46,924	47,485	46,688

Diluted EPS	$0.73	$0.64	$1.44	$1.18

Weighted-average shares	52,351	50,664	51,633	50,454

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(unaudited)
Net income	$37,640	$30,733	$72,451	$55,878

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(49,207)	20,749	(14,895)	71,432
Unrealized loss on available for sale securities	(177)	(5)	(99)	(26)

Other comprehensive income (loss), net of tax	(49,384)	20,744	(14,994)	71,406

Comprehensive income (loss), net of tax	(11,744)	51,477	57,457	127,284

Net income attributable to redeemable non-controlling interests	(1,193)	(3)	(1,481)	(3)
Other comprehensive (income) loss attributable to redeemable non-controlling interests	3,974	(1,067)	2,915	(1,067)

Comprehensive income (loss) attributable to Equinix	$(8,963)	$50,407	$58,891	$126,214

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2012	2011
	(unaudited)
Cash flows from operating activities:
Net income	$72,451	$55,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	178,615	154,393
Stock-based compensation	39,652	33,853
Restructuring charges	—	599
Amortization of debt issuance costs and debt discounts	13,009	15,609
Amortization of intangible assets	9,751	9,164
Provision for allowance for doubtful accounts	2,446	2,231
Accretion of asset retirement obligation and accrued restructuring charges	2,370	2,264
Other items	1,525	2,536
Changes in operating assets and liabilities:
Accounts receivable	(34,541)	(16,310)
Other assets	31,747	(2,693)
Accounts payable and accrued expenses	1,807	(9,524)
Other liabilities	1,943	10,118

Net cash provided by operating activities	320,775	258,118

Cash flows from investing activities:
Purchases of investments	(165,818)	(275,364)
Sales of investments	274,211	81,963
Maturities of investments	517,594	222,195
Purchases of property, plant and equipment	(341,974)	(363,990)
Purchase of real estate	—	(23,993)
Purchase of ALOG, net of cash acquired	—	(41,954)
Increase in restricted cash	(51)	(95,932)
Release of restricted cash	79,351	944
Other investing activities, net	—	5

Net cash provided by (used in) investing activities	363,313	(426,126)

Cash flows from financing activities:
Purchases of treasury stock	(13,364)	—
Proceeds from employee equity awards	36,473	24,597
Proceeds from loans payable	8,909	77,917
Repayment of capital lease and other financing obligations	(5,858)	(4,323)
Repayment of mortgage and loans payable	(77,299)	(10,102)
Repayment of convertible debt	(250,007)	—
Debt issuance costs	(7,520)	(125)

Net cash provided by (used in) financing activities	(308,666)	87,964

Effect of foreign currency exchange rates on cash and cash equivalents	(149)	5,075

Net increase (decrease) in cash and cash equivalents	375,273	(144,969)
Cash and cash equivalents at beginning of period	278,823	442,841

Cash and cash equivalents at end of period	$654,096	$297,872

Supplemental cash flow information:
Cash paid for taxes	$6,765	$6,825

Cash paid for interest	$92,301	$60,462

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. (“Equinix” or the “Company”) and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The condensed consolidated balance sheet data at December 31, 2011 has been derived from audited consolidated financial statements at that date. The condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles in the United States of America. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Equinix’s Form 10-K as filed with the SEC on February 24, 2012. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Equinix and its subsidiaries, including the operations of ALOG Data Centers do Brasil S.A. and its subsidiaries (“ALOG”) from April 25, 2011. All significant intercompany accounts and transactions have been eliminated in consolidation.

Income Taxes

The Company’s effective tax rates were 30.2% and 25.6% for the six months ended June 30, 2012 and 2011, respectively.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods presented (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$37,640	$30,733	$72,451	$55,878
Net income attributable to redeemable non-controlling interests	(1,193)	(3)	(1,481)	(3)

Net income attributable to Equinix, basic	36,447	30,730	70,970	55,875

Effect of assumed conversion of convertible debt:
Interest expense, net of tax	1,678	1,746	3,377	3,485

Net income attributable to Equinix, diluted	$38,125	$32,476	$74,347	$59,360

Weighted-average shares used to compute basic EPS	48,016	46,924	47,485	46,688

Effect of dilutive securities:
Convertible debt	3,185	2,945	2,945	2,945
Employee equity awards	1,150	795	1,203	821

Weighted-average shares used to compute diluted EPS	52,351	50,664	51,633	50,454

EPS attributable to Equinix:
Basic	$0.76	$0.65	$1.49	$1.20

Diluted	$0.73	$0.64	$1.44	$1.18

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth weighted-average outstanding potential shares of common stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Shares reserved for conversion of 2.50% convertible subordinated notes	368	2,232	1,300	2,232
Shares reserved for conversion of 4.75% convertible subordinated notes	4,433	4,433	4,433	4,433
Common stock related to employee equity awards	137	644	100	646

	4,938	7,309	5,833	7,311

3. Balance Sheet Components

Cash, Cash Equivalents and Short-Term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following as of (in thousands):

	June 30, 2012	December 31, 2011
Cash and cash equivalents:
Cash	$636,708	$74,101
Cash equivalents:
Money markets	17,388	198,931
Certificates of deposit	—	4,500
Commercial paper	—	1,000
Corporate bonds	—	291

Total cash and cash equivalents	654,096	278,823

Marketable securities:
U.S. government securities	82,147	573,277
U.S. government agencies securities	54,586	129,235
Corporate bonds	18,075	64,308
Certificates of deposit	12,882	24,472
Commercial paper	995	—
Asset-backed securities	240	947
Foreign government securities	—	5,283

Total marketable securities	168,925	797,522

Total cash, cash equivalents and short-term and long-term investments	$823,021	$1,076,345

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the fair value and gross unrealized gains and losses related to the Company’s short-term and long-term investments in marketable securities designated as available-for-sale securities as of (in thousands):

	June 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government securities	$82,225	$12	$(90)	$82,147
U.S. government agencies securities	54,585	43	(42)	54,586
Corporate bonds	18,057	21	(3)	18,075
Certificates of deposit	12,890	1	(9)	12,882
Commercial paper	995	—	—	995
Asset-backed securities	233	7	—	240

Total	$168,985	$84	$(144)	$168,925

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government securities	$573,232	$91	$(46)	$573,277
U.S. government agencies securities	129,159	104	(28)	129,235
Corporate bonds	64,364	51	(107)	64,308
Certificates of deposit	24,471	3	(2)	24,472
Foreign government securities	5,295	—	(12)	5,283
Asset-backed securities	890	57	—	947

Total	$797,411	$306	$(195)	$797,522

As of June 30, 2012 and December 31, 2011, cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less. The maturities of securities classified as short-term investments were one year or less as of June 30, 2012 and December 31, 2011. The maturities of securities classified as long-term investments were greater than one year and less than three years as of June 30, 2012 and December 31, 2011.

While certain marketable securities carry unrealized losses, the Company expects that it will receive both principal and interest according to the stated terms of each of the securities and that the decline in market value is primarily due to changes in the interest rate environment from the time the securities were purchased as compared to interest rates at June 30, 2012.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the fair value and gross unrealized losses related to 54 available-for-sale securities with an aggregate cost basis of $88,593,000 aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2012 (in thousands):

	Securities in a loss position for less than 12 months
	Fair value	Gross unrealized losses
U.S. government securities	$66,677	$(90)
U.S. government agencies securities	15,929	(42)
Corporate bonds	4,400	(3)
Certificates of deposit	1,443	(9)

	$88,449	$(144)

As of June 30, 2012, the Company did not have any securities in a loss position for 12 months or more. While the Company does not believe it holds investments that are other-than-temporarily impaired and believes that the Company’s investments will mature at par as of June 30, 2012, the Company’s investments are subject to the currently adverse market conditions. If market conditions were to deteriorate, the Company could sustain other-than-temporary impairments to its investment portfolio which could result in realized losses being recorded in interest income, net, or securities markets could become inactive which could affect the liquidity of the Company’s investments.

Accounts Receivable

Accounts receivables, net, consisted of the following as of (in thousands):

	June 30, 2012	December 31, 2011
Accounts receivable	$287,450	$250,211
Unearned revenue	(113,419)	(106,519)
Allowance for doubtful accounts	(4,219)	(4,635)

	$169,812	$139,057

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Current Assets

Other current assets consisted of the following as of (in thousands):

	June 30, 2012	December 31, 2011
Deferred tax assets, net	$28,026	$42,743
Prepaid expenses	17,008	19,441
Restricted cash, current	10,812	88,279
Taxes receivable	9,055	24,313
Other receivables	1,061	2,999
Other current assets	4,257	4,381

	$70,219	$182,156

Property, Plant and Equipment

Property, plant and equipment consisted of the following as of (in thousands):

	June 30, 2012	December 31, 2011
IBX plant and machinery	$1,880,085	$1,833,834
Leasehold improvements	976,761	958,391
Buildings	584,530	509,359
IBX equipment	381,106	368,530
Site improvements	307,599	305,169
Computer equipment and software	156,924	138,147
Land	94,728	91,314
Furniture and fixtures	18,386	18,144
Construction in progress	611,299	330,780

	5,011,418	4,553,668
Less accumulated depreciation	(1,485,579)	(1,327,756)

	$3,525,839	$3,225,912

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $187,885,000 and $132,245,000 as of June 30, 2012 and December 31, 2011, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $38,084,000 and $33,790,000 as of June 30, 2012 and December 31, 2011, respectively.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill and Intangible Assets

Goodwill and intangible assets, net, consisted of the following as of (in thousands):

	June 30, 2012	December 31, 2011
Goodwill:
Americas	$492,480	$499,455
EMEA	350,216	347,018
Asia-Pacific	20,491	20,022

	$863,187	$866,495

Intangible assets:
Intangible asset – customer contracts	$170,571	$171,230
Intangible asset – favorable leases	18,339	18,315
Intangible asset – others	5,107	5,245

	194,017	194,790
Accumulated amortization	(55,818)	(46,155)

	$138,199	$148,635

The Company’s goodwill and intangible assets in EMEA, denominated in British pounds and Euros, goodwill in Asia-Pacific, denominated in Singapore dollars, and certain goodwill and intangibles in Americas, denominated in Canadian dollars and Brazilian reais, are subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses, including goodwill and intangibles, are a component of other comprehensive income and loss. During the six months ended June 30, 2012, changes in the carrying amount of goodwill and the gross book value of intangible assets were primarily due to foreign currency fluctuations.

For the three and six months ended June 30, 2012, the Company recorded amortization expense of $4,822,000 and $9,751,000, respectively, associated with its intangible assets. For the three and six months ended June 30, 2011, the Company recorded amortization expense of $4,891,000 and $9,164,000, respectively, associated with its intangible assets. The Company’s estimated future amortization expense related to these intangibles is as follows (in thousands):

Year ending:
2012 (six months remaining)	$9,632
2013	19,217
2014	18,857
2015	18,392
2016	17,850
Thereafter	54,251

Total	$138,199

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Debt issuance costs, net	$44,791	$41,320
Prepaid expenses, non-current	41,196	54,118
Deposits	20,816	24,304
Deferred tax assets, net	16,579	16,980
Restricted cash, non-current	3,240	4,382
Other assets, non-current	7,789	5,620

	$134,411	$146,724

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Accounts payable	$27,517	$23,268
Accrued compensation and benefits	60,998	66,330
Accrued interest	48,474	50,916
Accrued taxes	45,102	43,539
Accrued utilities and security	20,288	21,456
Accrued professional fees	5,293	4,783
Accrued repairs and maintenance	2,978	3,458
Accrued other	14,339	15,293

	$224,989	$229,043

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Deferred installation revenue	$37,895	$35,700
Customer deposits	12,930	13,669
Deferred recurring revenue	5,111	2,918
Accrued restructuring charges	2,382	2,565
Deferred rent	1,624	1,582
Deferred tax liabilities, net	394	394
Asset retirement obligations	92	344
Other current liabilities	270	518

	$60,698	$57,690

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Liabilities

Other liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Deferred tax liabilities, net	$117,459	$117,995
Asset retirement obligations, non-current	60,376	56,243
Deferred rent, non-current	45,734	48,372
Deferred installation revenue, non-current	25,877	24,281
Accrued taxes, non-current	18,853	22,226
Accrued restructuring charges, non-current	4,294	5,255
Deferred recurring revenue, non-current	4,091	5,472
Customer deposits, non-current	3,171	4,209
Other liabilities	2,495	2,371

	$282,350	$286,424

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

The Company has not designated the foreign currency forward contracts as hedging instruments under the accounting standard for derivatives and hedging. Gains and losses on these contracts are included in other income (expense), net, along with those foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward contracts. The Company entered into various foreign currency forward contracts during the three and six months ended June 30, 2012 and 2011.

The following table sets forth the Company’s net gain (loss), which is reflected in other income (expense) on the accompanying condensed consolidated statement of operations, in connection with its foreign currency forward contracts (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net gain (loss)	$(1,219)	$2,032	$(1,411)	$1,234

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Fair Value Measurements

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 were as follows (in thousands):

	Fair value at June 30, 2012	Fair value measurement using
		Level 1	Level 2	Level 3
Assets:
Cash	$636,708	$636,708	$—	$—
U.S. government securities	82,147	—	82,147	—
U.S. government agency securities	54,586	—	54,586	—
Corporate bonds	18,075	—	18,075	—
Money market and deposit accounts	17,388	17,388	—	—
Certificates of deposit	12,882	—	12,882	—
Commercial paper	995	—	995	—
Asset-backed securities	240	—	240	—
Foreign currency forward contracts (1)	51	—	51	—

	$823,072	$654,096	$168,976	$—

(1)	Amounts are included within other current assets in the Company’s accompanying condensed consolidated balance sheet.

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

Cash, Cash Equivalents and Investments. The fair value of the Company’s investments in money market funds approximates their face value. Such instruments are included in cash equivalents. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. The fair value of the Company’s other investments approximate their face value. These investments include certificates of deposit and available-for-sale debt investments related to the Company’s investments in the securities of other public companies, governmental units and other agencies. The fair value of these investments is based on the quoted market price of the underlying shares. Such instruments are classified within Level 2 of the fair value hierarchy. The Company obtains the fair values of its Level 2 investments based upon fair values obtained from its custody bank and third-party valuation services. The custody bank and third-party valuation services independently use professional pricing services to gather pricing data which may include quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The Company is ultimately responsible for its consolidated financial statements and underlying estimates.

The Company determined that the major security types held as of June 30, 2012 were primarily cash and money market funds, U.S. government and agency securities, corporate bonds, certificate of deposits, commercial paper and asset-backed securities. The Company uses the specific identification method in computing realized gains or losses. Short-term and long-term investments are classified as available-for-

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income or loss, net of any related tax effect. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades over an extended period of time.

Derivative Assets and Liabilities. For foreign currency derivatives, the Company uses forward contract and option valuation models employing market observable inputs, such as spot currency rates, time value and option volatilities with adjustments made to these values utilizing published credit default swap rates of its foreign exchange trading counterparties. The Company has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, therefore the derivatives are categorized as Level 2.

During the six months ended June 30, 2012, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.

6. Related Party Transactions

The Company has several significant stockholders and other related parties that are also customers and/or vendors. The Company’s activity of related party transactions was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues	$10,189	$6,969	$14,932	$12,780
Costs and services	692	1,406	1,027	1,794

	As of June 30,
	2012	2011
Accounts receivable	$6,559	$5,330
Accounts payable	296	479

In connection with the acquisition of ALOG, the Company acquired a lease for one of the Brazilian IBX data centers in which the lessor is a member of ALOG management. This lease contains an option to purchase the underlying property for fair market value on the date of purchase. The Company accounts for this lease as a financing obligation as a result of structural building work pursuant to the accounting standard for lessee’s involvement in asset construction. As of June 30, 2012, the Company had a financing obligation liability totaling approximately $4,323,000 related to this lease on its condensed consolidated balance sheet. This amount is considered a related party liability, which is not reflected in the related party data presented above.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Leases

Dallas IBX Leases

In May 2012, the Company entered into a lease amendment for additional IBX space in one of its IBX data centers in the Dallas metro area. The original leases associated with this space were accounted for as operating leases (the “Dallas IBX Leases”). As a result of the amendment, the Dallas IBX Leases are accounted for as capital leases. Monthly payments under the Dallas IBX Leases will be made through December 2029 at an effective interest rate of 7.21%. The total cumulative rent obligation under the Dallas IBX Leases is approximately $105,595,000. The Company recorded a building asset totaling approximately $53,117,000, net of previously recorded deferred rent of approximately $4,472,000, and a corresponding capital lease obligation liability totaling approximately $57,530,000 as of June 30, 2012 associated with the Dallas IBX Leases.

Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations are summarized as follows (dollars in thousands):

	Capital lease obligations	Other financing obligations	Total
2012 (six months remaining)	$11,949	$10,845	$22,794
2013	23,957	23,816	47,773
2014	24,695	27,057	51,752
2015	25,239	29,794	55,033
2016	24,413	30,906	55,319
Thereafter	216,530	252,588	469,118

Total minimum lease payments	326,783	375,006	701,789
Plus amount representing residual property value	—	210,895	210,895
Less amount representing interest	(131,985)	(303,099)	(435,084)

Present value of net minimum lease payments	194,798	282,802	477,600
Less current portion	(9,019)	(3,959)	(12,978)

	$185,779	$278,843	$464,622

8. Debt Facilities

Loans Payable

The Company’s loans payable consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Asia-Pacific financing	$184,824	$193,843
Paris 4 IBX financing	14,925	52,104
ALOG loans payable	14,546	10,288

	214,295	256,235
Less current portion	(72,791)	(87,440)

	$141,504	$168,795

U.S. Financing

In June 2012, the Company entered into a credit agreement with a group of lenders for a $750,000,000 credit facility (the “U.S. Financing”), comprised of a $200,000,000 term loan facility (the “U.S. Term Loan”)

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and a $550,000,000 multicurrency revolving credit facility (the “U.S. Revolving Credit Line”). The U.S. Financing contains several financial covenants with which the Company must comply on a quarterly basis, including a maximum senior leverage ratio covenant, a minimum fixed charge coverage ratio covenant and a minimum tangible net worth covenant. The U.S. Financing is guaranteed by certain of the Company’s domestic subsidiaries and is secured by the Company’s and guarantors’ accounts receivable as well as pledges of the equity interests of certain of the Company’s direct and indirect subsidiaries. The U.S. Term Loan and U.S. Revolving Credit Line both have a five-year term, subject to the satisfaction of certain conditions with respect to the Company’s outstanding convertible subordinated notes. The Company is required to repay the principal balance of the U.S. Term Loan in equal quarterly installments over the term. The U.S. Term Loan bears interest at a rate based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate and (c) one-month LIBOR plus 1.00%) plus, in either case, a margin that varies as a function of the Company’s senior leverage ratio in the range of 1.25%-2.00% per annum if the Company elects to use the LIBOR index and in the range of 0.25%-1.00% per annum if the Company elects to use the Base Rate index. As of June 30, 2012, the Company had not borrowed any of the U.S. Term Loan. In July 2012, the Company borrowed the full amount of the U.S. Term Loan and used the funds to prepay the outstanding balance of and terminate the Asia-Pacific Financing (see below). The U.S. Revolving Credit Line allows the Company to borrow, repay and reborrow over the term. The U.S. Revolving Credit Line provides a sublimit for the issuance of letters of credit of up to $150,000,000 at any one time. The Company may use the U.S. Revolving Credit Line for working capital, capital expenditures, issuance of letters of credit, and other general corporate purposes. Borrowings under the U.S. Revolving Credit Line bear interest at a rate based on LIBOR or, at the option of the Company, the Base Rate (defined above) plus, in either case, a margin that varies as a function of the Company’s senior leverage ratio in the range of 0.95%-1.60% per annum if the Company elects to use the LIBOR index and in the range of 0.00%-0.60% per annum if the Company elects to use the Base Rate index. The Company is required to pay a quarterly letter of credit fee on the face amount of each letter of credit, which fee is based on the same margin that applies from time to time to LIBOR-indexed borrowings under the U.S. Revolving Credit Line. The Company is also required to pay a quarterly facility fee ranging from 0.30%-0.40% per annum of the U.S. Revolving Credit Line (regardless of the amount utilized), which fee also varies as a function of the Company’s senior leverage ratio. In June 2012, the outstanding letters of credit issued under the Senior Revolving Credit Line (see below) were assumed under the U.S. Revolving Credit Line and the Senior Revolving Credit Line was terminated. As of June 30, 2012, the Company had 13 irrevocable letters of credit totaling $21,449,000 issued and outstanding under the U.S. Revolving Credit Line. As a result, the amount available to the Company to borrow under the U.S. Revolving Credit Line was $528,551,000 as of June 30, 2012. As of June 30, 2012, the Company was in compliance with all covenants of the U.S. Financing.

Asia-Pacific Financing

In May 2010, five wholly-owned subsidiaries of the Company, located in Australia, Hong Kong, Japan and Singapore, completed a multi-currency credit facility agreement for approximately $223,636,000 (the “Asia-Pacific Financing”), comprising 79,153,000 Australian dollars, 370,433,000 Hong Kong dollars, 99,434,000 Singapore dollars and 1,513,400,000 Japanese yen. The Asia-Pacific Financing had a five-year term with semi-annual principal payments and quarterly debt service and consisted of two tranches: (i) Tranche A totaling approximately $90,810,000 was available for immediate drawing upon satisfaction of certain conditions precedent and (ii) Tranche B totaling approximately $132,826,000 was available for drawing in Australian, Hong Kong and Singapore dollars only for up to 24 months following the effective date of the Asia-Pacific Financing. The Asia Pacific Financing bore an interest rate of 3.50% above the local borrowing rates for the first 12 months and interest rates between 2.50%-3.50% above the local borrowing rates thereafter, depending on the leverage ratio within these five subsidiaries of the Company. The Asia-Pacific Financing contained four financial covenants, which the Company and its five subsidiaries had to comply with quarterly, consisting of two leverage ratios, an interest coverage ratio and a debt service ratio. The Asia-Pacific Financing was guaranteed by the parent, Equinix, Inc., and was secured by most of the Company’s five subsidiaries’ assets and share pledges. As of December 31, 2011, the Company’s five subsidiaries had fully utilized Tranche A and Tranche B under the Asia-Pacific Financing. The loans payable under the Asia-Pacific Financing had a final maturity date of March 2015. As of June 30, 2012, the Company and its five subsidiaries were in compliance with all financial covenants in connection with the

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Asia-Pacific Financing. As of June 30, 2012, the blended interest rate under the Asia-Pacific Financing was approximately 4.52% per annum. In July 2012, the Company fully repaid and terminated the Asia-Pacific Financing (see Note 14).

Paris 4 IBX Financing

During the six months ended June 30, 2012, construction activity increased the Paris 4 IBX financing liability by $26,856,000 and the Company made payments of approximately $78,215,000 from the restricted cash account under the Paris 4 IBX financing. As a result, the Paris 4 IBX financing liability and the Company’s current restricted cash balance have decreased (refer to “Other Current Assets” in Note 3).

ALOG Financing

In June 2012, ALOG completed a 100,000,000 Brazilian real credit facility agreement, or approximately $49,633,000 (the “ALOG Financing”). The ALOG Financing has a five-year term with semi-annual principal payments beginning in the third year of its term and quarterly interest payments during the entire term. The ALOG Financing bears an interest rate of 2.75% above the local borrowing rate. The ALOG Financing contains financial covenants, which ALOG must comply with annually, consisting of a leverage ratio and a fixed charge coverage ratio. The ALOG Financing is not guaranteed by ALOG or the Company. The ALOG Financing is not secured by ALOG’s or the Company’s assets. The ALOG Financing has a final maturity date of June 2017. In July 2012, ALOG fully utilized the ALOG Financing and intends to use the funds to prepay and terminate ALOG’s loans payable outstanding as of June 30, 2012.

Senior Revolving Credit Line

In September 2011, the Company entered into a $150,000,000 senior unsecured revolving credit facility (the “Senior Revolving Credit Line”) with a group of lenders (the “Lenders”). The Company was able to use the Senior Revolving Credit Line for working capital, capital expenditures, issuance of letters of credit, general corporate purposes and to refinance a portion of the Company’s existing debt obligations. The Senior Revolving Credit Line had a five-year term and allowed the Company to borrow, repay and re-borrow over the term. The Senior Revolving Credit Line provided a sublimit for the issuance of letters of credit of up to $100,000,000 and a sublimit for swing line borrowings of up to $25,000,000. Borrowings under the Senior Revolving Credit Line carried an interest rate of US$ LIBOR plus an applicable margin ranging from 1.25% - 1.75% per annum, which varied as a function of the Company’s senior leverage ratio. The Company was also subject to a quarterly non-utilization fee ranging from 0.30% - 0.40% per annum, the pricing of which would also vary as a function of the Company’s senior leverage ratio. Additionally, the Company was able to increase the size of the Senior Revolving Credit Line at its election by up to $100,000,000, subject to approval by the Lenders and based on current market conditions. The Senior Revolving Credit Line contained several financial covenants, which the Company had to comply with quarterly, including a leverage ratio, fixed charge coverage ratio and a minimum net worth covenant. In June 2012, the Senior Revolving Credit Line was replaced by the U.S. Revolving Credit Line under the U.S. Financing (see above). As a result, issued and outstanding letters of credit were all transferred into the U.S. Revolving Credit Line and the Senior Revolving Credit Line was terminated.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Convertible Debt

The Company’s convertible debt consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
3.00% Convertible Subordinated Notes	$395,986	$395,986
4.75% Convertible Subordinated Notes	373,749	373,750
2.50% Convertible Subordinated Notes	—	250,000

	769,735	1,019,736
Less amount representing debt discount	(68,157)	(78,652)

	701,578	941,084
Less current portion	—	(246,315)

	$701,578	$694,769

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

In April 2012, virtually all of the holders of the 2.50% Convertible Subordinated Notes converted their notes. The Company settled the $250,000,000 in aggregate principal amount of the 2.50% Convertible Subordinated Notes, plus accrued interest, in $253,132,000 of cash and 622,867 shares of the Company’s common stock that were issued from its treasury stock. The total value of the shares of the Company’s common stock issued by the Company was $95,915,000, which is based on the closing price of the Company’s common stock on April 16, 2012, the date the shares were issued. The number of shares issued to the holders of the 2.50% Convertible Subordinated Notes was based on the volume weighted average price per share of the Company’s common stock for each of the 10 consecutive trading days during the period beginning on the 12th scheduled trading day immediately preceding the maturity date.

3.00% Convertible Subordinated Notes

In September 2007, the Company issued $395,986,000 aggregate principal amount of 3.00% Convertible Subordinated Notes due October 15, 2014 (the “3.00% Convertible Subordinated Notes”). Holders of the 3.00% Convertible Subordinated Notes may convert their notes at their option on any day up to and including the business day immediately preceding the maturity date into shares of the Company’s common stock. The base conversion rate is 7.436 shares of common stock per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to adjustment. This represents a base conversion price of approximately $134.48 per share of common stock. If, at the time of conversion, the applicable stock price of the Company’s common stock exceeds the base conversion price, the conversion rate will be determined

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

pursuant to a formula resulting in the receipt of up to 4.4616 additional shares of common stock per $1,000 principal amount of the 3.00% Convertible Subordinated Notes, subject to adjustment. However, in no event would the total number of shares issuable upon conversion of the 3.00% Convertible Subordinated Notes exceed 11.8976 per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to anti-dilution adjustments, or the equivalent of $84.05 per share of the Company’s common stock or a total of 4,711,283 shares of the Company’s common stock. As of June 30, 2012, had the holders of the 3.00% Convertible Subordinated Notes converted their notes, the 3.00% Convertible Subordinated Notes would have been convertible into 3,328,497 shares of the Company’s common stock.

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

Holders of the 4.75% Convertible Subordinated Notes were eligible to convert their notes during the three months ended June 30, 2012, since the sale price of the Company’s common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the three months ended March 31, 2012, was greater than 130% of the conversion price per share of common stock on such last trading day. As of June 30, 2012, had the holders of the 4.75% Convertible Subordinated Notes converted their notes, the 4.75% Convertible Subordinated Notes would have been convertible into a maximum of 4,432,627 shares of the Company’s common stock.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities of Debt Facilities

The following table sets forth maturities of the Company’s debt, including loans payable, senior notes and convertible debt, as of June 30, 2012 (in thousands):

Year ending:
2012 (six months remaining)	$38,036
2013	69,481
2014	466,941
2015	35,819
2016	305,596
Thereafter	1,500,000

$2,415,873

Fair Value of Debt Facilities

The following table sets forth the estimated fair values of the Company’s loans payable, senior notes and convertible debt, including current maturities, as of (in thousands):

	June 30, 2012	December 31, 2011
Loans payable	$222,563	$269,451
Senior notes	1,690,609	1,612,287
Convertible debt	1,042,045	1,057,801

Interest Charges

The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest expense	$46,787	$37,677	$99,605	$75,038
Interest capitalized	6,381	3,317	10,733	5,941

Interest charges incurred	$53,168	$40,994	$110,338	$80,979

9. Redeemable Non-Controlling Interests

The following table provides a summary of the activities of the Company’s redeemable non-controlling interests, which all relate to the Company’s operations in Brazil (in thousands):

Balance as of December 31, 2011	$67,601
Net income attributable to redeemable non-controlling interests	1,481
Other comprehensive loss attributable to redeemable non-controlling interests	(2,915)
Change in redemption value of non-controlling interests	10,635
Impact of foreign currency exchange	(948)

Balance as of June 30, 2012	$75,854

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Commitments and Contingencies

Legal Matters

Pihana Litigation

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawai’i, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the Internet exchange services business of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana’s majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725,000,000 value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which added new plaintiffs (other alleged holders of Pihana common stock) but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed in a separate action by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by Equinix and other Defendants. On April 24, 2009, plaintiffs filed a Second Amended Complaint (“SAC”) to correct the naming of certain parties. The SAC is otherwise substantively identical to the Amended Complaint, and all motions to dismiss the Amended Complaint have been treated as responsive to the SAC. On September 1, 2009, the Court heard Defendants’ motions to dismiss the SAC and ruled at the hearing that all claims against all Defendants are time-barred. The Court also considered whether there were further independent grounds for dismissing the claims, and supplemental briefing was submitted with respect to claims against one defendant and plaintiffs’ renewed request for further leave to amend. On March 23, 2010, the Court entered final Orders granting the motions to dismiss as to all Defendants and issued a minute Order denying plaintiffs’ renewed request for further leave to amend. On May 21, 2010, plaintiffs filed a Notice of Appeal, and plaintiffs’ appeal is currently pending before the Hawai’i Supreme Court. In January 2011, one group of co-defendants (Morgan Stanley and certain persons and entities affiliated with it) entered into a separate settlement with plaintiffs. The trial court determined that the settlement was made in “good faith” in accordance with Hawai’i statutory law, and certain non-settling defendants (including Equinix) filed an appeal from that order before the Intermediate Court of Appeals. That appeal has been stayed pending resolution of plaintiffs’ appeal before the Hawai’i Supreme Court. In August 2011, another group of co-defendants (UBS AG and UBS Capital Asia Pacific Limited Fund) entered into a separate settlement with plaintiffs. The parties stipulated that the ultimate disposition of the Morgan Stanley “good faith” determination will apply to the UBS settlement. In December 2011, the parties reached agreement in principle on a global settlement which provides, among other things, that all claims and proceedings against all defendants will be dismissed with prejudice. On June 29, 2012, the Hawai’i Supreme Court granted the parties’ motion for determination of good faith settlement and the parties signed stipulations for dismissal. Once the order granting good faith settlement is entered, defendants will file the stipulations for dismissal, and the case will be dismissed with prejudice.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company believes that while an unfavorable outcome to this litigation is reasonably possible, a range of potential loss cannot be determined at this time. The Company has not accrued any amounts in connection with this legal matter as of June 30, 2012 as the Company concluded that an unfavorable outcome is not probable.

Alleged Class Action and Shareholder Derivative Actions

On March 4, 2011, an alleged class action entitled Cement Masons & Plasterers Joint Pension Trust v. Equinix, Inc., et al., No. CV-11-1016-SC, was filed in the United States District Court for the Northern District of California, against Equinix and two of its officers. The suit asserts purported claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for allegedly misleading statements regarding the Company’s business and financial results. The suit is purportedly brought on behalf of purchasers of the Company’s common stock between July 29, 2010 and October 5, 2010, and seeks compensatory damages, fees and costs. Defendants filed a motion to dismiss on November 7, 2011. On March 2, 2012, the court granted defendants’ motion to dismiss without prejudice and gave plaintiffs thirty days in which to amend their complaint. Pursuant to stipulation and order of the court entered on March 16, 2012, the parties agreed that plaintiffs would have up to and through May 2, 2012 to file a Second Amended Complaint. On May 2, 2012 plaintiffs filed a Second Amended Complaint asserting the same basic allegations as in the prior complaint. On June 15, 2012, defendants moved to dismiss the Second Amended Complaint. The hearing on defendants’ motion to dismiss the Second Amended Complaint is currently scheduled for September 21, 2012.

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

The Company believes that while an unfavorable outcome to this litigation is reasonably possible, a range of potential loss cannot be determined at this time. The Company has not accrued any amounts in connection with this legal matter as of June 30, 2012 as the Company concluded that an unfavorable outcome is not probable.

Other Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of June 30, 2012, the Company was contractually committed for $187,972,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

these IBX centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of June 30, 2012, such as commitments to purchase power in select locations through the remainder of 2012 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2012 and thereafter. Such other miscellaneous purchase commitments totaled $263,005,000 as of June 30, 2012.

11. Stockholders’ Equity

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	Balance as of December 31, 2011	Net change	Balance as of June 30, 2012
Foreign currency translation loss	$(150,872)	$(14,895)	$(165,767)
Unrealized gain (loss) on available for sale securities	64	(99)	(35)
Other comprehensive loss attributable to redeemable non-controlling interests	7,110	2,915	10,025

	$(143,698)	$(12,079)	$(155,777)

Changes in foreign currencies can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translating into more U.S. dollars when the U.S. dollar weakens and fewer U.S. dollars when the U.S. dollar strengthens. During the six months ended June 30, 2012, the U.S. dollar was generally stronger relative to certain of the currencies of the foreign countries in which the Company operates. This overall strength of the U.S. dollar had an overall negative impact on the Company’s consolidated results of operations because the foreign denominations are generally translating into less U.S. dollars. This also impacted the Company’s condensed consolidated balance sheets, as amounts denominated in foreign currencies are generally translating into less U.S. dollars. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company operates could have a significant impact on its consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.

Treasury Stock

During the six months ended June 30, 2012, the Company repurchased a total of 131,489 shares of its common stock in the open market at an average price of $101.64 per share for total consideration of $13,364,000 under a share repurchase program that was approved by the Company’s Board of Directors in November 2011. As of June 30, 2012, the Company may purchase up to an additional $149,970,000 in value of the Company’s common stock through December 31, 2012 under this share repurchase program.

During the six months ended June 30, 2012, the Company re-issued a total of 633,172 shares of its treasury stock with a total value of $62,864,000, primarily related to the settlement of the 2.50% Convertible Subordinated Notes (see Note 8).

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents, by operating expense category, the Company’s stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Cost of revenues	$1,639	$1,499	$3,034	$2,844
Sales and marketing	4,675	3,610	8,710	6,476
General and administrative	14,235	13,209	27,908	24,533

	$20,549	$18,318	$39,652	$33,853

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

The Company provides the following segment disclosures as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2012	2011		2012	2011
Total revenues:
Americas	$297,136	$253,889		$585,220	$486,416
EMEA	102,697	88,611		204,033	170,650
Asia-Pacific	66,431	52,400		129,211	100,863

	$466,264	$394,900		$918,464	$757,929

Total depreciation and amortization:
Americas	$61,450	$56,470		$121,121	$109,170
EMEA	18,162	18,358		35,435	35,036
Asia-Pacific	16,015	10,394		31,940	19,351

	$95,627	$85,222		$188,496	$163,557

Income from operations:
Americas	$67,242	$49,072		$129,160	$96,391
EMEA	22,962	14,178		50,241	25,649
Asia-Pacific	12,462	11,616		24,363	24,131

	$102,666	$74,866		$203,764	$146,171

Capital expenditures:
Americas	$110,696	$74,848	(1)	$182,744	$123,726	(1)
EMEA	39,837	55,774		82,541	138,623
Asia-Pacific	45,951	109,249		76,689	167,588

	$196,484	$239,871		$341,974	$429,937

(1)	Includes the purchase price for the ALOG Acquisition, net of cash acquired, which totaled $41,954,000.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s long-lived assets are located in the following geographic areas as of (in thousands):

	June 30, 2012	December 31, 2011
Americas	$2,045,148	$1,899,769
EMEA	859,561	764,885
Asia-Pacific	621,130	561,258

	$3,525,839	$3,225,912

Revenue information on a services basis is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Colocation	$352,759	$301,586	$693,535	$582,321
Interconnection	68,259	58,907	134,049	112,982
Managed infrastructure	20,777	15,369	43,049	23,846
Rental	781	666	1,564	1,288

Recurring revenues	442,576	376,528	872,197	720,437
Non-recurring revenues	23,688	18,372	46,267	37,492

	$466,264	$394,900	$918,464	$757,929

No single customer accounted for 10% or greater of the Company’s revenues for the three and six months ended June 30, 2012 and 2011. No single customer accounted for 10% or greater of the Company’s gross accounts receivable as of June 30, 2012 and December 31, 2011.

13. Restructuring Charges

2004 Restructuring Charge

A summary of the activity in the 2004 accrued restructuring charge from December 31, 2011 to June 30, 2012 is outlined as follows (in thousands):

Accrued restructuring charge as of December 31, 2011	$7,680
Accretion expense	223
Cash payments	(1,227)

Accrued restructuring charge as of June 30, 2012	$6,676

As the Company currently has no plans to enter into a lease termination with the landlord associated with the excess space lease in the New York metro area, the Company has reflected its accrued restructuring liability as both a current and non-current liability. The Company reports accrued restructuring charges within other current liabilities and other liabilities on the accompanying consolidated balance sheets as of June 30, 2012 and December 31, 2011. The Company is contractually committed to this excess space lease through 2015.

14. Subsequent Events

In July 2012, the Company acquired certain assets and operations of Asia Tone Limited (“Asia Tone”), a privately-owned company headquartered in Hong Kong, for cash consideration of approximately $230,500,000 (the “Asia Tone Acquisition”). Asia Tone operates six data centers and one disaster recovery center in Hong Kong, Shanghai and Singapore. The Asia Tone Acquisition includes one data

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

center under construction in Shanghai. The combined company will operate under the Equinix name. The Asia Tone Acquisition will be accounted for using the acquisition method of accounting in accordance with the accounting standard for business combinations. The preliminary purchase price allocation for the Asia Tone Acquisition is not currently available as the appraisals necessary to assess fair values of assets acquired and liabilities assumed are not yet complete.

In July 2012, the Company acquired 100% of the issued and outstanding share capital of ancotel GmbH (“ancotel”), a privately-owned company headquartered in Frankfurt, Germany for cash consideration of approximately $85,714,000 (the “ancotel Acquisition”). Ancotel operates one data center in Frankfurt and edge nodes in Hong Kong, London and Miami. The ancotel Acquisition will be accounted for using the acquisition method of accounting in accordance with the accounting standard for business combinations. The preliminary purchase price allocation for the ancotel Acquisition is not currently available as the appraisals necessary to assess fair values of assets acquired and liabilities assumed are not yet complete.

In July 2012, the Company fully utilized the U.S. Term Loan and used the funds to prepay and terminate the Asia-Pacific Financing (see Note 8, “U.S. Financing”). As a result, the Company will recognize a loss on debt extinguishment in the third quarter of 2012 of approximately $5,177,000, representing the write-off of unamortized debt issuance costs related to the Asia-Pacific Financing.

In July 2012, ALOG fully utilized the ALOG Financing and intends to use the funds to prepay and terminate the outstanding balance of ALOG’s loans payable (see Note 8, “ALOG Financing”).

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

In June 2012, as more fully described in Note 8 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we entered into a credit agreement with a group of lenders for a $750.0 million credit facility, comprised of a $200.0 million term loan facility, referred to as the U.S. term loan, and a $550.0 million multicurrency revolving credit facility, referred to as the U.S. revolving credit line. We refer to this transaction as the U.S. financing. In June 2012, the outstanding letters of credit issued under the senior revolving credit line were assumed under the U.S. revolving credit line and the senior revolving credit line was terminated. In July 2012, we fully utilized the U.S. term loan and used the funds to prepay and terminate the Asia-Pacific financing.

In July 2012, as more fully described in Note 14 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we acquired certain assets and operations of Asia Tone Limited, referred to as Asia Tone, a privately-owned company headquartered in Hong Kong, for cash consideration of approximately $230.5 million. We refer to this transaction as the Asia Tone acquisition. Asia Tone operates six data centers and one disaster recovery center in Hong Kong, Shanghai and Singapore. The Asia Tone acquisition includes one data center under construction in Shanghai. The combined company will operate under the Equinix name.

In July 2012, as more fully described in Note 14 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we acquired 100% of the issued and outstanding share capital of ancotel GmbH, referred to as ancotel, a privately-owned company headquartered in Frankfurt, Germany for cash consideration of approximately $85.7 million. We refer to this transaction as the ancotel acquisition. Ancotel operates one data center in Frankfurt and edge nodes in Hong Kong, London and Miami.

Overview

Equinix provides global data center services that protect and connect the world’s most valued information assets. Global enterprises, financial services companies, and content and network service providers rely upon Equinix’s leading insight and data centers in 38 markets around the world for the safeguarding of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following data center services: premium data center colocation, interconnection and exchange services, and outsourced IT infrastructure services. As of June 30, 2012, we operated or had partner IBX data centers in the Atlanta, Boston, Buffalo, Chicago, Cleveland, Dallas, Denver, Detroit, Indianapolis, Los Angeles, Miami, Nashville, New York, Philadelphia, Phoenix, Pittsburgh, Rio De Janeiro, Sao Paulo, Seattle, Silicon Valley, St. Louis, Tampa, Toronto and Washington, D.C. metro areas in the Americas region; France, Germany, Italy, the Netherlands, Switzerland and the United Kingdom in the Europe, Middle East, Africa (EMEA) region; and Australia, Hong Kong, Japan, China and Singapore in the Asia-Pacific region.

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

Our customer count increased to 5,854 as of June 30, 2012 versus 5,335 as of June 30, 2011, an increase of 10%. Excluding ALOG Data Centers do Brasil S.A. and its subsidiaries, referred to as ALOG, our customer count increased to 4,521 as of June 30, 2012 versus 4,135 as of June 30, 2011, an increase of 10%. This increase was due to organic growth in our business. Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available taking into account power limitations. Our utilization rate increased to 80% as of June 30, 2012 versus approximately 76% as of June 30, 2011; however, excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our utilization rate would have increased to approximately 85% as of June 30, 2012. Excluding the impact of ALOG, our utilization rate increased to 80% as of June 30, 2012 versus approximately 76% as of June 30, 2011; however, excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our utilization rate would have increased to approximately 85% as of June 30, 2012. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and service offerings. As was the case with our recent expansions and acquisitions, our expansion criteria will be dependent on a number of factors such as demand from new and existing customers, quality of the design, power capacity, access to networks, capacity availability in the current market location, amount of incremental investment required by us in the targeted property, lead-time to break-even on a free cash flow basis and in-place customers. Like our recent expansions and acquisitions, the right combination of these factors may be attractive to us. Depending on the circumstances, these transactions may require additional capital expenditures funded by upfront cash payments or through long-term financing arrangements, in order to bring these properties up to Equinix standards. Property expansion may be in the form of purchases of real property, long-term leasing arrangements or acquisitions. Future purchases, construction or acquisitions may be completed by us or with partners or potential customers to minimize the outlay of cash, which can be significant.

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

Results of Operations

Our results of operations for the three and six months ended June 30, 2012 and 2011 include the operations of ALOG from April 25, 2011.

Constant Currency Presentation

Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Brazilian reais, British pound, Canadian dollar, Euro, Swiss franc, Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended June 30, 2011 are used as exchange rates for the three months ended June 30, 2012 when comparing the three months ended June 30, 2012 with the three months ended June 30, 2011 and average rates in effect for the six months ended June 30, 2011 are used as exchange rates for the six months ended June 30, 2012 when comparing the six months ended June 30, 2012 with the six months ended June 30, 2011).

Three Months Ended June 30, 2012 and 2011

Revenues. Our revenues for the three months ended June 30, 2012 and 2011 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three months ended June 30,				% Change
	2012	%	2011	%	Actual	Constant currency
Americas:
Recurring revenues	$284,603	61%	$245,199	62%	16%	16%
Non-recurring revenues	12,533	3%	8,690	2%	44%	44%

	297,136	64%	253,889	64%	17%	17%

EMEA:
Recurring revenues	95,610	21%	81,506	21%	17%	27%
Non-recurring revenues	7,087	1%	7,105	2%	0%	10%

	102,697	23%	88,611	23%	16%	26%

Asia-Pacific:
Recurring revenues	62,363	13%	49,823	13%	25%	27%
Non-recurring revenues	4,068	1%	2,577	1%	58%	60%

	66,431	14%	52,400	14%	27%	29%

Total:
Recurring revenues	442,576	95%	376,528	95%	18%	20%
Non-recurring revenues	23,688	5%	18,372	5%	29%	33%

	$466,264	100%	$394,900	100%	18%	21%

Americas Revenues. Growth in Americas revenues was primarily due to (i) $6.0 million of incremental revenues from the impact of the ALOG acquisition, (ii) $4.3 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago and Washington, D.C. metro areas and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Chicago, Dallas, Miami, New York, Rio de Janeiro, Sao Paulo, Seattle and Washington, D.C. metro areas, which are expected to open during the remainder of 2012 and the first half of 2013. Our estimates of future revenue growth take account of known or anticipated changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

EMEA Revenues. Our revenues from the U.K., the largest revenue contributor in the EMEA region for the period, represented approximately 38% of the regional revenues during the three months ended June 30, 2012. During the three months ended June 30, 2011, our revenues from Germany and the U.K., the largest revenue contributors in the EMEA region for the period, each represented approximately 34% of the regional revenues. Our EMEA revenue growth was due to revenues from our recently-opened IBX data center expansion in the Frankfurt metro area and an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the three months ended June 30, 2012, the U.S. dollar was generally stronger relative to the British pound and Euro than during the three months ended June 30, 2011, resulting in approximately $8.6 million of unfavorable foreign currency impact to our EMEA revenues during the three months ended June 30, 2012 when compared to average exchange rates of the three months ended June 30, 2011. We expect that our EMEA revenues will continue to grow in future periods as a result of the ancotel acquisition, continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Amsterdam, Frankfurt, London, Paris and Zurich metro areas, which are expected to open during the remainder of 2012 and the first half of 2013. Our estimates of future revenue growth take account of known or anticipated changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 40% of the regional revenues for the three months ended June 30, 2012 and 2011. Our Asia-Pacific revenue growth was due to revenues generated from our recently-opened IBX center expansions in the Hong Kong metro area and an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. For the three months ended June 30, 2012, the impact of foreign currency fluctuations to our Asia-Pacific revenues was not significant when compared to average exchange rates of the three months ended June 30, 2011. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of the Asia Tone acquisition, continued growth in these recently-opened IBX center expansions and additional expansions currently taking place in the Hong Kong, Singapore and Sydney metro areas, which are expected to open during the remainder of 2012. Our estimates of future revenue growth take account of known or anticipated changes in recurring revenues attributed to customer bookings, or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues for the three months ended June 30, 2012 and 2011 were split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				% Change
	2012	%	2011	%	Actual	Constant currency
Americas.	$139,782	60%	$132,468	61%	6%	6%
EMEA	54,177	23%	53,173	25%	2%	11%
Asia-Pacific	39,233	17%	29,931	14%	31%	33%

Total	$233,192	100%	$215,572	100%	8%	11%

	Three months ended June 30,
	2012	2011
Cost of revenues as a percentage of revenues:
Americas	47%	52%
EMEA	53%	60%
Asia-Pacific	59%	57%
Total	50%	55%

Americas Cost of Revenues. Our Americas cost of revenues for the three months ended June 30, 2012 and 2011 included $51.6 million and $48.3 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity. Excluding depreciation expense, the increase in our Americas cost of revenues was primarily due to $2.5 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (855 Americas cost of revenues employees as of June 30, 2012 versus 765 as of June 30, 2011). We expect Americas cost of revenues to increase as we continue to grow our business.

EMEA Cost of Revenues. EMEA cost of revenues for the three months ended June 30, 2012 and 2011 included $16.4 million and $16.5 million, respectively, of depreciation expense. Excluding depreciation expense, our EMEA cost of revenues did not materially change. During the three months ended June 30, 2012, the U.S. dollar was generally stronger relative to the British pound and Euro than during the three months ended June 30, 2011, resulting in approximately $4.9 million of favorable foreign currency impact to our EMEA cost of revenues during the three months ended June 30, 2012 when compared to average exchange rates of the three months ended June 30, 2011. On a constant currency basis, the increase in EMEA cost of revenues was primarily due to higher utility costs, compensation costs and depreciation expense. We expect EMEA cost of revenues to increase as we continue to grow our business, including the impact of the ancotel acquisition.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the three months ended June 30, 2012 and 2011 included $15.5 million and $10.0 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as $2.3 million of higher utility costs. During the three months ended June 30, 2012, the impact of foreign currency fluctuations to our Asia-Pacific cost of revenues was not significant when compared to average exchange rates of the three months ended June 30, 2011. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business, including the impact of the Asia Tone acquisition.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended June 30, 2012 and 2011 were split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				% Change
	2012	%	2011	%	Actual	Constant currency
Americas	$30,068	63%	$23,683	64%	27%	27%
EMEA	11,365	24%	8,699	23%	31%	39%
Asia-Pacific	6,331	13%	4,681	13%	35%	36%

Total	$47,764	100%	$37,063	100%	29%	31%

	Three months ended June 30,
	2012	2011
Sales and marketing expenses as a percentage of revenues:
Americas	10%	9%
EMEA	11%	10%
Asia-Pacific	10%	9%
Total	10%	9%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to $5.1 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (287 Americas sales and marketing employees as of June 30, 2012 versus 264 as of June 30, 2011). Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Americas sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in Americas sales and marketing initiatives, we believe our Americas sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

EMEA Sales and Marketing Expenses. The increase in our EMEA sales and marketing expenses was primarily due to higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (143 EMEA sales and marketing employees as of June 30, 2012 versus 99 as of June 30, 2011). During the three months ended June 30, 2012, the impact of foreign currency fluctuations to our EMEA sales and marketing expenses was not significant when compared to average exchange rates of the three months ended June 30, 2011. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our EMEA sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in EMEA sales and marketing initiatives, and our EMEA sales and marketing expenses will also increase as a result of the ancotel acquisition, we believe our EMEA sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (88 Asia-Pacific sales and marketing employees as of June 30, 2012 versus 63 as of June 30, 2011). For the three months ended June 30, 2012, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the three months ended June 30, 2011. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Asia-Pacific sales and marketing expenses have increased. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, and our Asia-Pacific sales and marketing expenses will also increase as a result of the Asia Tone acquisition, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2012 and 2011 were split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				% Change
	2012	%	2011	%	Actual	Constant currency
Americas	$59,792	74%	$47,007	72%	27%	27%
EMEA	12,952	16%	12,549	19%	3%	9%
Asia-Pacific	7,979	10%	6,125	9%	30%	32%

Total	$80,723	100%	$65,681	100%	23%	24%

	Three months ended June 30,
	2012	2011
General and administrative expenses as a percentage of revenues:
Americas	20%	19%
EMEA	13%	14%
Asia-Pacific	12%	12%
Total	17%	17%

Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to $6.2 million of higher professional services related to various consulting projects to support our growth and $4.3 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (642 Americas general and administrative employees as of June 30, 2012 versus 598 as of June 30, 2011). Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including this investment in our back office systems; however, as a percentage of revenues, we generally expect them to decrease.

EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (179 EMEA general and administrative employees as of June 30, 2012 versus 163 as of June 30, 2011), partially offset by lower professional services related to various consulting projects. For the three months ended June 30, 2012, the impact of foreign currency fluctuations to our EMEA general and administrative expenses was not significant when compared to average exchange rates of the three months ended June 30, 2011. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth, as well as due to the ancotel acquisition; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (164 Asia-Pacific general and administrative employees as of June 30, 2012 versus 143 as of June 30, 2011). For the three months ended June 30, 2012, the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates of the three months ended June 30, 2011. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth, as well as due to the Asia Tone acquisition; however, as a percentage of revenues, we generally expect them to decrease.

Restructuring Charges. We recorded no restructuring charges during the three months ended June 30, 2012. During the three months ended June 30, 2011, we recorded restructuring charges of $103,000 related to one-time termination benefits attributed to certain Switch and Data employees. For additional information, see “Restructuring Charges” in Note 13 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. Our restructuring charges all relate to our Americas region.

Acquisition Costs. During the three months ended June 30, 2012, we recorded acquisition costs totaling $1.9 million primarily attributed to the ancotel and Asia Tone acquisitions. During the three months ended June 30, 2011, we recorded acquisition costs totaling $1.6 million primarily attributed to the ALOG acquisition. We expect to incur additional acquisition costs related to the ancotel and Asia Tone acquisitions in the third quarter of 2012.

Interest Income. Interest income increased to $963,000 for the three months ended June 30, 2012 from $632,000 for the three months ended June 30, 2011. Interest income increased primarily due to higher invested balances as a result of the proceeds from the $750.0 million 7.00% senior notes offering in July 2011. The average annualized yield for the three months ended June 30, 2012 was 0.24% versus 0.55% for the three months ended June 30, 2011. We expect our interest income to remain at these low levels for the foreseeable future due to the impact of a continued low interest rate environment and a portfolio more weighted towards short-term securities.

Interest Expense. Interest expense increased to $46.8 million for the three months ended June 30, 2012 from $37.7 million for the three months ended June 30, 2011. This increase in interest expense was primarily due to the impact of our $750.0 million 7.00% senior notes offering in July 2011 and additional financings such as various capital lease and other financing obligations to support our expansion projects, partially offset by our settlement of the 2.50% convertible subordinated notes in April 2012. During the three months ended June 30, 2012 and 2011, we capitalized $6.4 million and $3.3 million, respectively, of interest expense to construction in progress. Going forward, we expect our interest expense to increase by approximately $5.0 million annually as a result of our drawdowns from the ALOG financing in July 2012. However, we may take additional drawdowns from the U.S. revolving credit line under the U.S. financing or incur additional indebtedness to support our growth, resulting in higher interest expense.

Other Income (Expense). We recorded $1.8 million of other expense for the three months ended June 30, 2012 and $1.0 million of other income for the three months ended June 30, 2011, primarily due to foreign currency exchange gains (losses) during the periods.

Income Taxes. For the three months ended June 30, 2012 and 2011, we recorded $17.4 million and $8.1 million of income tax expenses, respectively. Our effective tax rates were 31.6% and 20.9% for the three months ended June 30, 2012 and 2011, respectively. The substantially higher effective tax rate for the three months ended June 30, 2012 was primarily due to the reassessment of the valuation allowance position for our foreign operations in Switzerland. As a result of the reassessment, we provided a full valuation allowance against the net deferred tax asset in the jurisdiction, which reduced the tax benefit associated with the foreign losses during the three months ended June 30, 2012. We expect cash income taxes during the remainder of 2012 to increase. The cash taxes for 2012 and 2011 are primarily for state income taxes and foreign income taxes.

Six Months Ended June 30, 2012 and 2011

Revenues. Our revenues for the six months ended June 30, 2012 and 2011 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Six months ended June 30,				% Change
	2012	%	2011	%	Actual	Constant currency
Americas:
Recurring revenues	$563,366	62%	$468,588	62%	20%	20%
Non-recurring revenues	21,854	2%	17,828	2%	23%	23%

	585,220	64%	486,416	64%	20%	20%

EMEA:
Recurring revenues	187,143	20%	155,834	21%	20%	27%
Non-recurring revenues	16,890	2%	14,816	2%	14%	21%

	204,033	22%	170,650	23%	20%	26%

Asia-Pacific:
Recurring revenues	121,688	13%	96,015	13%	27%	26%
Non-recurring revenues	7,523	1%	4,848	1%	55%	55%

	129,211	14%	100,863	14%	28%	28%

Total:
Recurring revenues	872,197	95%	720,437	95%	21%	23%
Non-recurring revenues	46,267	5%	37,492	5%	23%	26%

	$918,464	100%	$757,929	100%	21%	23%

Americas Revenues. Growth in Americas revenues was primarily due to (i) $24.7 million of incremental revenues from the impact of the ALOG acquisition, (ii) $7.2 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago and Washington, D.C. metro areas and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Chicago, Dallas, Miami, New York, Rio de Janeiro, Sao Paulo, Seattle and Washington, D.C. metro areas, which are expected to open during the remainder of 2012 and the first half of 2013. Our estimates of future revenue growth take account of known or anticipated changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

EMEA Revenues. Our revenues from the U.K., the largest revenue contributor in the EMEA region for the period, represented approximately 39% of the regional revenues during the six months ended June 30, 2012. During the six months ended June 30, 2011, our revenues from Germany and the U.K., the largest revenue contributors in the EMEA region for the period, each represented approximately 34% of the regional revenues. Our EMEA revenue growth was due to (i) approximately $2.9 million of revenue from our recently-opened IBX data center expansion in the Frankfurt metro area and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the six months ended June 30, 2012, the U.S. dollar was generally stronger relative to the British pound and Euro than during the six months ended June 30, 2011, resulting in approximately $11.5 million of unfavorable foreign currency impact to our EMEA revenues during the six months ended June 30, 2012 when compared to average exchange rates of the six months ended June 30, 2011. We expect that our EMEA revenues will continue to grow in future periods as a result of the ancotel acquisition, continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Amsterdam, Frankfurt, London, Paris and Zurich metro areas, which are expected to open during the remainder of 2012 and the first half of 2013. Our estimates of future revenue growth take account of known or anticipated changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 40% of the regional revenues for the six months ended June 30, 2012 and 2011. Our Asia-Pacific revenue growth was due to revenues generated from our recently-opened IBX center expansions in the Hong Kong metro area and an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the six months ended June 30, 2012, the impact of foreign currency fluctuations to our Asia-Pacific revenues was not significant when compared to average exchange rates of the six months ended June 30, 2011. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of the Asia Tone acquisition, continued growth in these recently-opened IBX center expansions and additional expansions currently taking place in the Hong Kong, Singapore and Sydney metro areas, which are expected to open during the remainder of 2012. Our estimates of future revenue growth take account of known or anticipated changes in recurring revenues attributed to customer bookings, or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues for the six months ended June 30, 2012 and 2011 were split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				% Change
	2012	%	2011	%	Actual	Constant currency
Americas	$275,876	60%	$250,054	61%	10%	10%
EMEA	105,315	23%	103,144	25%	2%	8%
Asia-Pacific	77,080	17%	56,950	14%	35%	35%

Total	$458,271	100%	$410,148	100%	12%	13%

	Six months ended June 30,
	2012	2011
Cost of revenues as a percentage of revenues:
Americas	47%	51%
EMEA	52%	60%
Asia-Pacific	60%	56%
Total	50%	54%

Americas Cost of Revenues. Our Americas cost of revenues for the six months ended June 30, 2012 and 2011 included $102.2 million and $93.5 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity. Excluding depreciation expense, the increase in our Americas cost of revenues was primarily due to (i) $9.4 million of incremental cost of revenues from the impact of the ALOG acquisition, (ii) $3.3 million of higher compensation costs, including general salaries, bonuses, stock-based compensation cost and headcount growth (855 Americas cost of revenues employees as of June 30, 2012 versus 765 as of June 30, 2011) and (iii) $3.0 million of higher utility costs. We expect Americas cost of revenues to increase as we continue to grow our business.

EMEA Cost of Revenues. EMEA cost of revenues for the six months ended June 30, 2012 and 2011 included $31.8 million and $31.6 million, respectively, of depreciation expense. Excluding depreciation expense, our EMEA cost of revenues did not materially change. During the six months ended June 30, 2012, the U.S. dollar was generally stronger relative to the British pound and Euro than during the six months ended June 30, 2011, resulting in approximately $6.4 million of favorable foreign currency impact to our EMEA cost of revenues during the six months ended June 30, 2012 when compared to average exchange rates of the six months ended June 30, 2011. On a constant currency basis, the increase in EMEA cost of revenues was primarily due to higher utility costs and depreciation expense. We expect EMEA cost of revenues to increase as we continue to grow our business, including the impact of the ancotel acquisition.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the six months ended June 30, 2012 and 2011 included $30.9 million and $18.6 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as $5.0 million of higher utility costs. During the six months ended June 30, 2012, the impact of foreign currency fluctuations to our Asia-Pacific cost of revenues was not significant when compared to average exchange rates of the six months ended June 30, 2011. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business, including the impact of the Asia Tone acquisition.

Sales and Marketing Expenses. Our sales and marketing expenses for the six months ended June 30, 2012 and 2011 were split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				% Change
	2012	%	2011	%	Actual	Constant currency
Americas	$61,157	65%	$45,494	64%	34%	34%
EMEA	21,849	23%	17,137	24%	27%	33%
Asia-Pacific	11,329	12%	8,068	12%	40%	40%

Total	$94,335	100%	$70,699	100%	33%	35%

	Six months ended June 30,
	2012	2011
Sales and marketing expenses as a percentage of revenues:
Americas	10%	9%
EMEA	11%	10%
Asia-Pacific	9%	8%
Total	10%	9%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to $4.0 million of incremental sales and marketing expenses from the impact of the ALOG acquisition and $9.3 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (287 Americas sales and marketing employees as of June 30, 2012 versus 264 as of June 30, 2011). Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Americas sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in Americas sales and marketing initiatives, we believe our Americas sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

EMEA Sales and Marketing Expenses. The increase in our EMEA sales and marketing expenses was primarily due to $2.8 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (143 EMEA sales and marketing employees as of June 30, 2012 versus 99 as of June 30, 2011). For the six months ended June 30, 2012, the impact of foreign currency fluctuations to our EMEA sales and marketing expenses was not significant when compared to average exchange rates of the six months ended June 30, 2011. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our EMEA sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in EMEA sales and marketing initiatives, and our EMEA sales and marketing expenses will also increase as a result of the ancotel acquisition, we believe our EMEA sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to $3.3 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (88 Asia-Pacific sales and marketing employees as of June 30, 2012 versus 63 as of June 30, 2011). For the six months ended June 30, 2012, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the six months ended June 30, 2011. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Asia-Pacific sales and marketing expenses have increased. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, and our Asia-Pacific sales and marketing expenses will also increase as a result of the Asia Tone acquisition, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

General and Administrative Expenses. Our general and administrative expenses for the six months ended June 30, 2012 and 2011 were split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				% Change
	2012	%	2011	%	Actual	Constant currency
Americas	$118,513	74%	$91,956	72%	29%	29%
EMEA	25,258	16%	24,706	19%	2%	6%
Asia-Pacific	15,377	10%	11,620	9%	32%	32%

Total	$159,148	100%	$128,282	100%	24%	25%

	Six months ended June 30,
	2012	2011
General and administrative expenses as a percentage of revenues:
Americas	20%	19%
EMEA	12%	14%
Asia-Pacific	12%	12%
Total	17%	17%

Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $3.1 million of incremental general and administrative expenses from the impact of the ALOG acquisition, (ii) $10.6 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (642 Americas general and administrative employees as of June 30, 2012 versus 598 as of June 30, 2011) and (iii) $10.0 million of higher professional fees related to various consulting projects to support our growth. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including this investment in our back office systems; however, as a percentage of revenues, we generally expect them to decrease.

EMEA General and Administrative Expenses. Our EMEA general and administrative expenses did not materially change. For the six months ended June 30, 2012, the impact of foreign currency fluctuations to our EMEA general and administrative expenses was not significant when compared to average exchange rates of the six months ended June 30, 2011. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth, as well as due to the ancotel acquisition; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to $2.5 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (164 Asia-Pacific general and administrative employees as of June 30, 2012 versus 143 as of June 30, 2011). For the six months ended June 30, 2012, the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates of the six months ended June 30, 2011. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth, as well as due to the Asia Tone acquisition; however, as a percentage of revenues, we generally expect them to decrease.

Restructuring Charges. We recorded no restructuring charges during the six months ended June 30, 2012. During the six months ended June 30, 2011, we recorded restructuring charges of $599,000 related to one-time termination benefits attributed to certain Switch and Data employees. For additional information, see “Restructuring Charges” in Note 13 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. Our restructuring charges all relate to our Americas region.

Acquisition Costs. During the six months ended June 30, 2012, we recorded acquisition costs totaling $2.9 million primarily attributed to the ancotel and Asia Tone acquisitions. During the six months ended June 30, 2011, we recorded acquisition costs totaling $2.0 million primarily attributed to the ALOG acquisition. We expect to incur additional acquisition costs related to the ancotel and Asia Tone acquisitions in the third quarter of 2012.

Interest Income. Interest income increased to $1.7 million for the six months ended June 30, 2012 from $847,000 for the six months ended June 30, 2011. Interest income increased primarily due to higher invested balances as a result of the proceeds from the $750.0 million 7.00% senior notes offering in July 2011. The average annualized yield for the six months ended June 30, 2012 was 0.24% versus 0.43% for the six months ended June 30, 2011. We expect our interest income to remain at these low levels for the foreseeable future due to the impact of a continued low interest rate environment and a portfolio more weighted towards short-term securities.

Interest Expense. Interest expense increased to $99.6 million for the six months ended June 30, 2012 from $75.0 million for the six months ended June 30, 2011. This increase in interest expense was primarily due to the impact of our $750.0 million 7.00% senior notes offering in July 2011 and additional financings such as various capital lease and other financing obligations to support our expansion projects, partially offset by our settlement of the 2.50% convertible subordinated notes. During the six months ended June 30, 2012 and 2011, we capitalized $10.7 million and $5.9 million, respectively, of interest expense to construction in progress. Going forward, we expect our interest expense to increase by approximately $5.0 million annually as a result of our drawdowns from the ALOG financing in July 2012. However, we may take additional drawdowns from the U.S. revolving credit line under the U.S. financing or incur additional indebtedness to support our growth, resulting in higher interest expense.

Other Income (Expense). We recorded $2.0 million of other expense for the six months ended June 30, 2012 and $3.1 million of other income for the six months ended June 30, 2011, primarily due to foreign currency exchange gains (losses) during the periods.

Income Taxes. For the six months ended June 30, 2012 and 2011, we recorded $31.4 million and $19.2 million of income tax expenses, respectively. Our effective tax rates were 30.2% and 25.6% for the six months ended June 30, 2012 and 2011, respectively. The higher effective tax rate for the six months ended June 30, 2012 was primarily due to a reduction in the tax benefit associated with the foreign losses in 2012 as a result of the reassessment of the valuation allowance position for our foreign operations in Switzerland. We expect cash income taxes during the remainder of 2012 to increase. The cash taxes for 2012 and 2011 are primarily for state income taxes and foreign income taxes.

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

We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges and acquisition costs as presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Income from operations	$102,666	$74,866	$203,764	$146,171
Depreciation, amortization and accretion expense	96,944	86,426	190,866	165,951
Stock-based compensation expense	20,549	18,318	39,652	33,853
Restructuring charges	—	103	—	599
Acquisition costs	1,919	1,615	2,946	2,030

Adjusted EBITDA	$222,078	$181,328	$437,228	$348,604

The geographic split of our adjusted EBITDA is presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Americas:
Income from operations	$67,242	$49,072	$129,160	$96,391
Depreciation, amortization and accretion expense	62,329	57,246	122,750	110,728
Stock-based compensation expense	15,657	14,527	30,808	26,369
Restructuring charges	—	103	—	599
Acquisition costs	252	1,556	514	1,922

Adjusted EBITDA	$145,480	$122,504	$283,232	$236,009

EMEA:
Income from operations	$22,962	$14,178	$50,241	$25,649
Depreciation, amortization and accretion expense	18,329	18,512	35,641	35,356
Stock-based compensation expense	2,673	2,147	4,837	4,442
Acquisition costs	1,241	12	1,370	14

Adjusted EBITDA	$45,205	$34,849	$92,089	$65,461

Asia-Pacific:
Income from operations	$12,462	$11,616	$24,363	$24,131
Depreciation, amortization and accretion expense	16,286	10,668	32,475	19,867
Stock-based compensation expense	2,219	1,644	4,007	3,042
Acquisition costs	426	47	1,062	94

Adjusted EBITDA	$31,393	$23,975	$61,907	$47,134

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

Liquidity and Capital Resources

As of June 30, 2012, our total indebtedness was comprised of (i) convertible debt principal totaling $769.7 million from our 3.00% convertible subordinated notes and our 4.75% convertible subordinated notes (gross of discount) and (ii) non-convertible debt and financing obligations totaling $2.2 billion consisting of (a) $1.5 billion of principal from our 8.125% and 7.00% senior notes, (b) $214.3 million of principal from our loans payable and (c) $477.6 million from our capital lease and other financing obligations. In April 2012, virtually all of the holders of the 2.50% convertible subordinated notes converted their notes. We settled the $250.0 million in aggregate principal amount of the 2.50% convertible subordinated notes, plus accrued interest, in $253.1 million of cash and 622,867 shares of our common stock, which were issued from our treasury stock. Additionally, in July 2012, we fully utilized the $200.0 million U.S. term loan under the U.S. financing to prepay and terminate the Asia-Pacific financing, which had $184.8 million of principal outstanding, and the 100.0 million Brazilian real ALOG financing to prepay and terminate the existing outstanding ALOG’s loans payable and to fund operations.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, and to complete our publicly-announced expansion projects. As of June 30, 2012, we had $823.0 million of cash, cash equivalents and short-term and long-term investments, of which approximately $204.0 million was held in the U.S.; however, in July 2012, we used approximately $316.2 million of our cash to pay for the Asia Tone and ancotel acquisitions. We believe that our current expansion activities in the U.S. can be funded with our U.S.-based cash and cash equivalents and investments. Besides our investment portfolio, additional liquidity available to us from the U.S. financing and any further financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity. Additionally, approximately 18% of our gross trade receivables are attributable to our EMEA region, and due to the risks posed by the current European debt crisis and credit downgrade, our EMEA-based customers may have difficulty paying us. As a result, our liquidity could be adversely impacted by the possibility of increasing trade receivable aging and higher allowance for doubtful accounts.

As of June 30, 2012, we had a total of approximately $778.2 million of additional liquidity available to us, comprising $728.6 million available under the U.S. financing and approximately $49.6 million available under the ALOG financing. While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and to complete our publicly-announced IBX expansion plans, we may pursue additional expansion opportunities, primarily the build-out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions. While we expect to fund these expansion plans with our existing resources, additional financing, either debt or equity, may be required to pursue certain new or unannounced additional expansion plans, including acquisitions. However, if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

Sources and Uses of Cash

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$320,775	$258,118
Net cash provided by (used in) investing activities	363,313	(496,126)
Net cash provided by (used in) financing activities	(308,666)	87,964

Operating Activities. The increase in net cash provided by operating activities was primarily due to improved operating results, partially offset by payments of accrued expenses. Although our collections remain strong, it is possible for some large customer receivables that were anticipated to be collected in one quarter to slip to the next quarter. For example, certain customer receivables that were anticipated to be collected in June 2012 were instead collected in July 2012, which negatively impacted cash flows from operating activities for the six months ended June 30, 2012. We expect that we will continue to generate cash from our operating activities during the remainder of 2012 and beyond.

Investing Activities. The net cash provided by investing activities for the six months ended June 30, 2012 was primarily due to $791.8 million of maturities and sales of investments and $79.4 million of release of restricted cash primarily related to payments made in connection with the Paris 4 IBX financing, partially offset by $342.0 million of capital expenditures as a result of expansion activity and $165.8 million of purchases of investments. The net cash used in investing activities for the six months ended June 30, 2011 was primarily due to $364.0 million of capital expenditures as a result of expansion activity and $95.9 million of cash deposited into a restricted cash account as collateral for the developer of the Paris 4 IBX during the construction period. During 2012, we expect that our IBX expansion construction activity will be similar to our 2011 levels. However, if the opportunity to expand is greater than planned and we have sufficient funding to increase the expansion opportunities available to us, we may increase the level of capital expenditures to support this growth as well as pursue additional acquisitions or joint ventures. In addition, we used $316.2 million in cash to pay for the Asia Tone and ancotel acquisitions in July 2012.

Financing Activities. The net cash used in financing activities for the six months ended June 30, 2012 was primarily due to $250.0 million of repayment of the principal amount of the 2.50% convertible subordinated notes and $83.2 million of repayments of principal on our loans payable and capital lease and other financing obligations, partially offset by $36.5 million of proceeds from employee equity awards. The net cash provided by financing activities for the six months ended June 30, 2011 was primarily due to $77.9 million of gross proceeds from the Asia-Pacific debt facility and $24.6 million of proceeds from employee equity awards, partially offset by $14.4 million of repayments of principal on our debt facilities. As a result of our additional debt facilities entered into in June 2012, $750.0 million from the U.S. financing and 100.0 million Brazilian reais from the ALOG financing, we intend to significantly utilize our new debt facilities during the remainder of 2012 to repay our existing debt and fund our operations. In July 2012, we fully utilized the $200.0 million U.S. term loan under the U.S. financing to prepay and terminate the Asia-Pacific financing and the 100.0 million Brazilian real ALOG financing to prepay and terminate the outstanding ALOG’s loans payable and to fund our operations.

Debt Obligations

2.50% Convertible Subordinated Notes. In March 2007, we issued $250.0 million aggregate principal amount of 2.50% convertible subordinated notes due April 15, 2012. Holders of the 2.50% convertible subordinated notes were eligible to convert their notes at any time on or after March 15, 2012 through the close of business on the business day immediately preceding the maturity date. Upon conversion, holders would receive, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. However, we had the right at any time to irrevocably elect for the remaining term of the 2.50% convertible subordinated notes to satisfy our obligation in cash up to 100% of the principal amount of the 2.50% convertible subordinated notes converted, with any remaining amount to be satisfied, at our election, in shares of our common stock or a combination of cash and shares of our common stock. Upon conversion, due to the conversion formulas associated with the 2.50% convertible subordinated notes, if our stock was trading at levels exceeding $112.03 per share, and if we elected to pay any portion of the consideration in cash, additional consideration beyond the $250.0 million of gross proceeds received would be required. However, in no event would the total number of shares issuable upon conversion of the 2.50% convertible subordinated notes exceed 11.6036 per $1,000 principal amount of 2.50% convertible subordinated notes, subject to anti-dilution adjustments, or the equivalent of $86.18 per share of common stock or a total of 2,900,900 shares of our common stock. In April 2012, virtually all of the holders of the 2.50% convertible subordinated notes converted their notes. We settled the $250.0 million in aggregate principal amount of the 2.50% convertible subordinated notes, plus accrued interest, in $253.1 million of cash and 622,867 shares of our common stock that were issued from our treasury stock.

3.00% Convertible Subordinated Notes. In September 2007, we issued $396.0 million aggregate principal amount of 3.00% convertible subordinated notes due October 15, 2014. Holders of the 3.00% convertible subordinated notes may convert their notes at their option on any day up to and including the business day immediately preceding the maturity date into shares of our common stock. The base conversion rate is 7.436 shares of common stock per $1,000 principal amount of 3.00% convertible subordinated notes, subject to adjustment. This represents a base conversion price of approximately $134.48 per share of common stock. If, at the time of conversion, the applicable stock price of the our common stock exceeds the base conversion price, the conversion rate will be determined pursuant to a formula resulting in the receipt of up to 4.4616 additional shares of common stock per $1,000 principal amount of the 3.00% convertible subordinated notes, subject to adjustment. However, in no event would the total number of shares issuable upon conversion of the 3.00% convertible subordinated notes exceed 11.8976 per $1,000 principal amount of 3.00% convertible subordinated notes, subject to anti-dilution adjustments, or the equivalent of $84.05 per share of our common stock or a total of 4,711,283 shares of our common stock. As of June 30, 2012, had the holders of the 3.00% convertible subordinated notes converted their notes, the 3.00% convertible subordinated notes would have been convertible into 3,328,497 shares of our common stock.

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

Holders of the 4.75% convertible subordinated notes were eligible to convert their notes during the three months ended June 30, 2012, since the sale price of our common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the three months ended March 31, 2012, was greater than 130% of the conversion price per share of common stock on such last trading day. As of June 30, 2012, had the holders of the 4.75% convertible subordinated notes converted their notes, the 4.75% convertible subordinated notes would have been convertible into a maximum of 4,432,627 shares of our common stock.

U.S. Financing. In June 2012, we entered into a credit agreement with a group of lenders for a $750.0 million credit facility, referred to as the U.S. financing, comprised of a $200.0 million term loan facility, referred to as the U.S. term loan, and a $550.0 million multicurrency revolving credit facility, referred to as the U.S. revolving credit line. The U.S. financing contains several financial covenants with which we must comply on a quarterly basis, including a maximum senior leverage ratio covenant, a minimum fixed charge coverage ratio covenant and a minimum tangible net worth covenant. The U.S. financing is guaranteed by certain of our domestic subsidiaries and is secured by our and the guarantors’ accounts receivable as well as pledges of the equity interests of certain of our direct and indirect subsidiaries. The U.S. term loan and U.S. revolving credit line both have a five-year term, subject to the satisfaction of certain conditions with respect to our outstanding convertible subordinated notes. We are required to repay the principal balance of the U.S. term loan in equal quarterly installments over the term. The U.S. term loan bears interest at a rate based on LIBOR or, at our option, the base rate, which is defined as the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate and (c) one-month LIBOR plus 1.00%, plus, in either case, a margin that varies as a function of our senior leverage ratio in the range of 1.25%-2.00% per annum if we elect to use the LIBOR index and in the range of 0.25%-1.00% per annum if we elect to use the base rate index. As of June 30, 2012, we had not borrowed any of the U.S. term loan. In July 2012, we borrowed the full amount of the U.S. term loan and used the funds to prepay the outstanding balance of and terminate the Asia-Pacific financing (see below). The U.S. revolving credit line allows us to borrow, repay and reborrow over the term. The U.S. revolving credit line provides a sublimit for the issuance of letters of credit of up to $150.0 million at any one time. We may use the U.S. revolving credit line for working capital, capital expenditures, issuance of letters of credit, and other general corporate purposes. Borrowings under the U.S. revolving credit line bear interest at a rate based on LIBOR or, at our option, the base rate as defined above plus, in either case, a margin that varies as a function of our senior leverage ratio in the range of 0.95%-1.60% per annum if we elect to use the LIBOR index and in the range of 0.00%-0.60% per annum if we elect to use the base rate index. We are required to pay a quarterly letter of credit fee on the face amount of each letter of credit, which fee is based on the same margin that applies from time to time to LIBOR-indexed borrowings under the U.S. revolving credit line. We are also required to pay a quarterly facility fee ranging from 0.30%-0.40% per annum of the U.S. revolving credit line, regardless of the amount utilized, which fee also varies as a function of our senior leverage ratio. In June 2012, the outstanding letters of credit issued under the senior revolving credit line (see below) were assumed under the U.S. revolving credit line and the senior revolving credit line was terminated. As of June 30, 2012, we had 13 irrevocable letters of credit totaling $21.4 million issued and outstanding under the U.S. revolving credit line. As a result, the amount available to us to borrow under the U.S. revolving credit line was $528.6 million as of June 30, 2012. As of June 30, 2012, we were in compliance with all covenants of the U.S. financing.

Asia-Pacific Financing. In May 2010, our five wholly-owned subsidiaries, located in Australia, Hong Kong, Japan and Singapore, completed a multi-currency credit facility agreement for approximately $223.6 million, comprising 79.2 million Australian dollars, 370.4 million Hong Kong dollars, 99.4 million Singapore dollars and 1.5 billion Japanese yen. The Asia-Pacific financing had a five-year term with semi-annual principal payments and quarterly debt service and consisted of two tranches: (i) Tranche A totaling approximately $90.8 million was available for immediate drawing upon satisfaction of certain conditions precedent and (ii) Tranche B totaling approximately $132.8 million was available for drawing in Australian, Hong Kong and Singapore dollars only for up to 24 months following the effective date of the Asia-Pacific financing. The Asia Pacific financing bore an interest rate of 3.50% above the local borrowing rates for the first 12 months and interest rates between 2.50%-3.50% above the local borrowing rates thereafter, depending on the leverage ratio within these five subsidiaries. The Asia-Pacific financing contained four financial covenants, which we had to comply with quarterly, consisting of two leverage ratios, an interest coverage ratio and a debt service ratio. The Asia-Pacific financing was guaranteed by us, and was secured by most of our five subsidiaries’ assets and share pledges. As of December 31, 2011, our five subsidiaries had fully utilized Tranche A and Tranche B under the Asia-Pacific financing. The loans payable under the Asia-Pacific financing had a final maturity date of March 2015. As of June 30, 2012, we were in compliance with all financial covenants in connection with the Asia-Pacific financing. As of June 30, 2012, the blended interest rate under the Asia-Pacific financing was approximately 4.52% per annum. In July 2012, we fully repaid and terminated the Asia-Pacific financing. As a result, we will recognize a loss on debt extinguishment in the third quarter of 2012 of approximately $5.2 million, representing the write-off of unamortized debt issuance costs related to the Asia-Pacific financing.

Senior Revolving Credit Line. In September 2011, we entered into a $150.0 million senior unsecured revolving credit facility with a group of lenders. This transaction is referred to as the senior revolving credit line. We were able to use the senior revolving credit line for working capital, capital expenditures, issuance of letters of credit, general corporate purposes and to refinance a portion of our existing debt obligations. The senior revolving credit line had a five-year term and allowed us to borrow, repay and re-borrow over the term. The senior revolving credit line provided a sublimit for the issuance of letters of credit of up to $100.0 million and a sublimit for swing line borrowings of up to $25.0 million. Borrowings under the senior revolving credit line carried an interest rate of US$ LIBOR plus an applicable margin ranging from 1.25%-1.75% per annum, which varied as a function of our senior leverage ratio. We were also subject to a quarterly non-utilization fee ranging from 0.30%-0.40% per annum, the pricing of which would also vary as a function of our senior leverage ratio. Additionally, we were able to increase the size of the senior revolving credit line at our election by up to $100.0 million, subject to approval by the lenders and based on current market conditions. The senior revolving credit line contained several financial covenants, which we had to comply with quarterly, including a leverage ratio, fixed charge coverage ratio and a minimum net worth covenant. In June 2012, the senior revolving credit line was replaced by the U.S. revolving credit line under the U.S. financing (see above). As a result, issued and outstanding letters of credit were all transferred into the U.S. revolving credit line and the senior revolving credit line was terminated.

ALOG Financing. In June 2012, ALOG completed a 100.0 million Brazilian real credit facility agreement, or approximately $49.6 million, referred to as the ALOG financing. The ALOG financing has a five-year term with semi-annual principal payments beginning in the third year of its term and quarterly interest payments during the entire term. The ALOG financing bears an interest rate of 2.75% above the local borrowing rate. The ALOG financing contains financial covenants, which ALOG must comply with annually, consisting of a leverage ratio and a fixed charge coverage ratio. The ALOG financing is not guaranteed by ALOG or us. The ALOG financing is not secured by ALOG’s or our assets. The ALOG financing has a final maturity date of June 2017. In July 2012, ALOG fully utilized the ALOG financing and intends to use the funds to prepay and terminate ALOG’s loans payable outstanding as of June 30, 2012.

Paris 4 IBX Financing. During the six months ended June 30, 2012, construction activity increased the Paris 4 IBX financing liability by $26.9 million and we made payments of $78.2 million from the restricted cash account under the Paris 4 IBX financing.

Contractual Obligations and Off-Balance-Sheet Arrangements

We lease a majority of our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2035. The following represents our debt maturities, financings, leases and other contractual commitments as of June 30, 2012 (in thousands):

	2012 (6 months)	2013	2014	2015	2016	Thereafter	Total
Convertible debt (1)	$—	$—	$395,986	$—	$373,750	$—	$769,736
Senior notes (1)	—	—	—	—	—	1,500,000	1,500,000
Asia-Pacific financing (2)	26,232	58,500	64,799	35,293	—	—	184,824
Paris 4 IBX financing (3)	9,063	5,862	—	—	—	—	14,925
ALOG debt (1)	2,742	5,119	6,155	526	4	—	14,546
Interest (4)	75,649	149,237	143,779	131,477	122,314	354,076	976,532
Capital lease and other financing obligations (5)	22,794	47,773	51,752	55,033	55,319	469,118	701,789
Operating leases under accrued restructuring charges (6)	1,217	2,444	2,459	1,444	—	—	7,564
Operating leases (7)	65,990	112,809	107,534	88,157	76,239	423,882	874,611
Other contractual commitments (8)	287,420	88,253	53,415	21,878	11	—	450,977
Asset retirement obligations (9)	92	3,092	4,565	12,079	815	39,825	60,468
ALOG acquisition contingent consideration (10)	—	17,868	—	—	—	—	17,868
Redeemable non-controlling interests	—	—	75,854	—	—	—	75,854

	$491,199	$490,957	$906,298	$345,887	$628,452	$2,786,901	$5,649,694

(1)	Represents principal only.
(2)	Represents principal only. In July 2012, we fully repaid and terminated the Asia-Pacific financing.
(3)	Represents total payments to be made to complete the construction of the Paris 4 IBX center.
(4)	Represents interest on ALOG debt, convertible debt, senior notes and Asia-Pacific financing based on their approximate interest rates as of June 30, 2012. In July 2012, we fully repaid and terminated the Asia-Pacific financing.
(5)	Represents principal and interest.
(6)	Excludes any subrental income.
(7)	Represents minimum operating lease payments, excluding potential lease renewals.
(8)	Represents off-balance sheet arrangements. Other contractual commitments are described below.
(9)	Represents liability, net of future accretion expense.
(10)	Represents an off-balance sheet arrangement for the ALOG acquisition contingent consideration and includes the portion of the contingent consideration that will be funded by Riverwood Capital L.P. (“Riverwood”), who has an indirect, non-controlling equity interest in ALOG through Zion RJ Participações S.A. (“Zion”), a Brazilian joint-stock company controlled by our wholly-owned subsidiary and co-owned by RW Brasil Fundo de Investimento em Participações, a subsidiary of Riverwood.

In connection with certain of our leases, we entered into 13 irrevocable letters of credit totaling $21.4 million under the U.S. revolving credit line. These letters of credit were provided in lieu of cash deposits under the revolving credit line. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the senior revolving credit line. These contingent commitments are not reflected in the table above.

We had accrued liabilities related to uncertain tax positions totaling approximately $18.9 million as of June 30, 2012. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.

Primarily as a result of our various IBX expansion projects, as of June 30, 2012, we were contractually committed for $188.0 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2012 and thereafter, is reflected in the table above as “other contractual commitments.”

We had other non-capital purchase commitments in place as of June 30, 2012, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2012 and beyond. Such other purchase commitments as of June 30, 2012 which total $263.0 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $100 million to $150 million, in addition to the $188.0 million in contractual commitments discussed above as of June 30, 2012, in our various IBX expansion projects during 2012 and thereafter in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.

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

While there have been no significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the six months ended June 30, 2012 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2011, the U.S. dollar strenghtened relative to certain of the currencies of the foreign countries in which we operate during the six months ended June 30, 2012. This has significantly impacted our consolidated financial position and results of operations during this period including the amount of revenue that we reported. Continued strengthening or weakening of the U.S. dollar will continue to have a significant impact to us in future periods.

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

Pihana Litigation

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawai’i, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the Internet exchange services business of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana’s majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725.0 million value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which added new plaintiffs (other alleged holders of Pihana common stock) but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed in a separate action by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by Equinix and other Defendants. On April 24, 2009, plaintiffs filed a Second Amended Complaint (“SAC”) to correct the naming of certain parties. The SAC is otherwise substantively identical to the Amended Complaint, and all motions to dismiss the Amended Complaint have been treated as responsive to the SAC. On September 1, 2009, the Court heard Defendants’ motions to dismiss the SAC and ruled at the hearing that all claims against all Defendants are time-barred. The Court also considered whether there were further independent grounds for dismissing the claims, and supplemental briefing was submitted with respect to claims against one defendant and plaintiffs’ renewed request for further leave to amend. On March 23, 2010, the Court entered final Orders granting the motions to dismiss as to all Defendants and issued a minute Order denying plaintiffs’ renewed request for further leave to amend. On May 21, 2010, plaintiffs filed a Notice of Appeal, and plaintiffs’ appeal is currently pending before the Hawai’i Supreme Court. In January 2011, one group of co-defendants (Morgan Stanley and certain persons and entities affiliated with it) entered into a separate settlement with plaintiffs. The trial court determined that the settlement was made in “good faith” in accordance with Hawai’i statutory law, and certain non-settling defendants (including Equinix) filed an appeal from that order before the Intermediate Court of Appeals. That appeal has been stayed pending resolution of plaintiffs’ appeal before the Hawai’i Supreme Court. In August 2011, another group of co-defendants (UBS AG and UBS Capital Asia Pacific Limited Fund) entered into a separate settlement with plaintiffs. The parties stipulated that the ultimate disposition of the Morgan Stanley “good faith” determination will apply to the UBS settlement. In December 2011, the parties reached agreement in principle on a global settlement which provides, among other things, that all claims and proceedings against all defendants will be dismissed with prejudice. On June 29, 2012, the Hawai’i Supreme Court granted the parties’ motion for determination of good faith settlement and the parties signed stipulations for dismissal. Once the order granting good faith settlement is entered, defendants will file the stipulations for dismissal, and the case will be dismissed with prejudice.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

Alleged Class Action and Shareholder Derivative Actions

On March 4, 2011, an alleged class action entitled Cement Masons & Plasterers Joint Pension Trust v. Equinix, Inc., et al., No. CV-11-1016-SC, was filed in the United States District Court for the Northern District of California, against Equinix and two of our officers. The suit asserts purported claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for allegedly misleading statements regarding our business and financial results. The suit is purportedly brought on behalf of purchasers of our common stock between July 29, 2010 and October 5, 2010, and seeks compensatory damages, fees and costs. Defendants filed a motion to dismiss on November 7, 2011. On March 2, 2012, the court granted defendants’ motion to dismiss without prejudice and gave plaintiffs thirty days in which to amend their complaint. Pursuant to stipulation and order of the court entered on March 16, 2012, the parties agreed that plaintiffs would have up to and through May 2, 2012 to file a Second Amended Complaint. On May 2, 2012 plaintiffs filed a Second Amended Complaint asserting the same basic allegations as in the prior complaint. On June 15, 2012, defendants moved to dismiss the Second Amended Complaint. The hearing on defendants’ motion to dismiss the Second Amended Complaint is currently scheduled for September 21, 2012.

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

Over the last several years, we have completed several acquisitions, including that of Switch & Data Facilities Company, Inc. in 2010, ALOG Data Centers do Brasil S.A. in 2011 and Asia Tone Limited and ancotel GmbH in 2012. We may make additional acquisitions in the future, which may include acquisitions of businesses, products, services or technologies that we believe to be complementary, acquisitions of new IBX data centers or real estate for development of new IBX data centers or through investments in local data center operators. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including:

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

•	the possible loss or reduction in value of acquired businesses;

•	the possibility that future acquisitions, like that of ALOG, may present new complexities in deal structure, related complex accounting and coordination with new partners;

•	the possibility that future acquisitions may be in geographies, and regulatory environments, to which we are unaccustomed;

•	the possibility that carriers may find it cost-prohibitive or impractical to bring fiber and networks into a new IBX data center;

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

We have a significant amount of debt. Notwithstanding our intention to become free cash flow positive in 2013, we may not achieve such goal and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions. As of June 30, 2012, our total indebtedness was approximately $2.9 billion, our stockholders’ equity was $2.1 billion and our cash and investments totaled $823.0 million (which was further reduced in July 2012 by $316.2 million in order to pay for the acquisitions of Asia Tone and ancotel). In addition, as of June 30, 2012, we had approximately $778.2 million of additional liquidity available to us as a result of a new $750.0 million credit facility agreement entered into with a group of lenders in the U.S. and a 100.0 million Brazilian real credit facility agreement entered into in Brazil as more fully described in Note 8 to Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. Some of our debt contains covenants which may limit our operating flexibility. In addition to our substantial debt, we lease a majority of our IBX centers and certain equipment under non-cancelable lease agreements, the majority of which are accounted for as operating leases. As of June 30, 2012, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $874.6 million, which represents off-balance sheet commitments.

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

Since January 1, 2011, the closing sale price of our common stock on the NASDAQ Global Select Market has ranged from $82.00 to $181.90 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. General economic and market conditions, and market conditions for telecommunications stocks in general, may affect the market price of our common stock.

Announcements by us or others, or speculations about our future plans, may also have a significant impact on the market price of our common stock. These may relate to:

•	our operating results or forecasts;

•	new issuances of equity, debt or convertible debt by us;

•	changes to our capital allocation, tax planning or business strategy;

•	our stock repurchase program;

•	developments in our relationships with corporate customers;

•	announcements by our customers or competitors;

•	changes in regulatory policy or interpretation;

•	governmental investigations;

•	changes in the ratings of our debt or stock by rating agencies or securities analysts;

•	our purchase or development of real estate and/or additional IBX data centers;

•	our acquisitions of complementary businesses; or

•	the operational performance of our IBX data centers.

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

If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.

Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2011, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth will require us to improve our controls and reporting systems and develop or adopt new controls and reporting systems. If in the future our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.

If we cannot effectively manage our international operations, and successfully implement our international expansion plans, our revenues may not increase and our business and results of operations would be harmed.

For the years ended December 31, 2011, 2010 and 2009, we recognized 40%, 38% and 39%, respectively, of our revenues outside the U.S. For the six months ended June 30, 2012, we recognized 41% of our revenues outside the U.S. We currently operate outside of the U.S. in Canada, Brazil, and in the EMEA and Asia-Pacific regions.

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

As of June 30, 2012, our accumulated deficit was $184.1 million. Although we have generated net income for each fiscal year since 2008, which was our first full year of net income since our inception, we are also currently investing heavily in our future growth through the build-out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial crisis may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.	Def. Proxy 14A	12/12/02

2.2	Agreement and Plan of Merger dated October 21, 2009, by and among Equinix, Inc., Switch & Data Facilities Company, Inc. and Sundance Acquisition Corporation.	8-K	10/22/09	2.1

2.3	First Amendment to the Agreement and Plan of Merger dated March 20, 2010, by and among Equinix, Inc., Switch & Data Facilities Company, Inc. and Sundance Acquisition Corporation.	8-K	3/22/10	2.1

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Amendment of the Restated Certificate of Incorporation	8-K	6/14/11	3.1

3.3	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.4	Amended and Restated Bylaws of the Registrant.	8-K	6/7/12	3.2

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4

4.3	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.4).

4.4	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/09	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

4.5	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.6).

4.6	Indenture dated March 3, 2010 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	10-Q	3/31/10	4.8

4.7	Form of 8.125% Senior Note Due 2018 (see Exhibit 4.8).

4.8	Indenture dated July 13, 2011 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	7/13/11	4.1

4.9	Form of 7.00% Senior Note due 2021 (see Exhibit 4.10)	8-K	7/13/11	4.2

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.2	2000 Equity Incentive Plan, as amended.	10-Q	3/31/12	10.2

10.3	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.4	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.5	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	S-8 (File No. 333-165033)	2/23/10	99.3

10.6	Form of Restricted Stock Agreements for Stephen M. Smith under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/07	10.45

10.7	Letter Agreement, dated April 22, 2008, by and between Eric Schwartz and Equinix Operating Co., Inc.	10-Q	6/30/08	10.34

10.8	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31

10.9	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

10.10	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.11	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.	10-K	12/31/08	10.34

10.12	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

10.13	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.1

10.14	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.2

10.15	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.3

10.16	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.4

10.17	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.5

10.18	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.6

10.19	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.7

10.20	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.8

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.21	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.9

10.22	Addendum to international assignment letter agreement by and between Eric Schwartz and Equinix Operating Co., Inc., dated February 17, 2010.	10-Q	3/31/10	10.42

10.23	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company, Inc.	2/5/07	10.9

10.24	Amendment and Restatement of Facility Agreement, by and among Equinix Australia Pty Ltd., Equinix Hong Kong Limited, Equinix Singapore Pte. Ltd., Equinix Pacific Pte. Ltd and Equinix Japan K.K., as borrowers, the Joint Mandated Lead Arrangers, the Joint Mandated Bookrunners, the Lead Arrangers and the Closing Date Lenders, as defined therein, and The Royal Bank of Scotland N.V., as Facility Agent, dated May 10, 2010.	10-Q	6/30/10	10.39

10.25	Offer Letter from Equinix, Inc. to Charles Meyers dated September 28, 2010.	10-Q	9/30/10	10.40

10.26	Restricted Stock Unit Agreement for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/10	10.41

10.27	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30. 2010.	10-Q	9/30/10	10.42

10.28	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Ferris, Meyers, Smith, Taylor and Van Camp.	10-K	12/31/10	10.33

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.29	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/10	10.34

10.30	Form of Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/11	10.34

10.31	Form of Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/11	10.35

10.32*	English Translation of Shareholders Agreement, dated as of April 25, 2011, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participaçðes and Zion RJ Participaçðes S.A., and, for the limited purposes set forth therein, Sidney Victor da Costa Breyer, Antonio Eduardo Zago de Carvalho, Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P. and Riverwood Capital Partners (Parallel – A) L.P.	10-Q	6/30/11	10.36

10.33	Lease Agreement between 2020 Fifth Avenue LLC and Switch & Data WA One LLC, dated October 13, 2011.	10-Q	9/30/11	10.37

10.34	Equinix, Inc. 2012 Incentive Plan	10-Q	3/31/12

10.35	Form of 2012 Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/12

10.36	Form of 2012 Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/12

10.37	Form of 2012 TSR Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/12

10.38	Form of 2012 TSR Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/12

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.39	Credit Agreement, by and among Equinix, Inc., as borrower, Equinix Operating Co., Inc., Equinix Pacific, Inc., Switch & Data Facilities Company, Inc., Switch & Data Holdings, Inc. and Equinix Services, Inc., as guarantors, the Lenders (defined therein), Bank of America, N.A., as administrative agent, a Lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, the Co-Documentation Agents (defined therein) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book manager, dated June 28, 2012.				X

18.1	Preferable Accounting Principles Letter from Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm, dated July 26, 2010.	10-Q	6/30/10	18.1

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS**	XBRL Instance Document.				X

101.SCH**	XBRL Taxonomy Extension Schema Document.				X

101.CAL**	XBRL Taxonomy Extension Calculation Document.				X

101.DEF**	XBRL Taxonomy Extension Definition Document.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

101.LAB**	XBRL Taxonomy Extension Labels Document.				X

101.PRE**	XBRL Taxonomy Extension Presentation Document.				X

*	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: July 27, 2012
	By:	/S/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.39	Credit Agreement, by and among Equinix, Inc., as borrower, Equinix Operating Co., Inc., Equinix Pacific, Inc., Switch & Data Facilities Company, Inc., Switch & Data Holdings, Inc. and Equinix Services, Inc., as guarantors, the Lenders (defined therein), Bank of America, N.A., as administrative agent, a Lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, the Co-Documentation Agents (defined therein) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book manager, dated June 28, 2012.

21.1	Subsidiaries of Equinix, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Document.

101.DEF**	XBRL Taxonomy Extension Definition Document.

101.LAB**	XBRL Taxonomy Extension Labels Document.

101.PRE**	XBRL Taxonomy Extension Presentation Document.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.