Form 10-Q
period 2012-09-30
EQUINIX INC
filed 2012-11-06
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s Common Stock as of September 30, 2012 was 48,625,247.

EQUINIX, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$239,687	$278,823
Short-term investments	164,787	635,721
Accounts receivable, net	181,973	139,057
Assets held-for-sale (Note 4)	68,991	—
Other current assets	69,748	182,156

Total current assets	725,186	1,235,757
Long-term investments	115,362	161,801
Property, plant and equipment, net	3,791,063	3,225,912
Goodwill	1,043,284	866,495
Intangible assets, net	200,648	148,635
Other assets	115,427	146,724

Total assets	$5,990,970	$5,785,324

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$244,712	$229,043
Accrued property, plant and equipment	141,025	93,224
Current portion of capital lease and other financing obligations	14,853	11,542
Current portion of loans payable	49,332	87,440
Current portion of convertible debt	—	246,315
Current portion of deferred tax liabilities	70,304	394
Liabilities held-for-sale (Note 4)	22,745	—
Other current liabilities	69,488	57,296

Total current liabilities	612,459	725,254
Capital lease and other financing obligations, less current portion	487,868	390,269
Loans payable, less current portion	199,349	168,795
Convertible debt, less current portion	705,127	694,769
Senior notes	1,500,000	1,500,000
Other liabilities	174,327	286,424

Total liabilities	3,679,130	3,765,511

Redeemable non-controlling interests (Note 11)	78,191	67,601

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock	49	48
Additional paid-in capital	2,539,235	2,437,623
Treasury stock	(36,706)	(86,666)
Accumulated other comprehensive loss	(113,642)	(143,698)
Accumulated deficit	(155,287)	(255,095)

Total stockholders’ equity	2,233,649	1,952,212

Total liabilities, redeemable non-controlling interests and stockholders’ equity	$5,990,970	$5,785,324

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(unaudited)

Revenues	$488,730	$408,208	$1,389,224	$1,147,668

Costs and operating expenses:
Cost of revenues	251,487	219,724	693,874	612,580
Sales and marketing	53,211	42,884	147,224	113,211
General and administrative	83,621	65,873	242,532	193,986
Restructuring charges	—	1,587	—	2,186
Acquisition costs	4,542	699	6,883	2,729

Total costs and operating expenses	392,861	330,767	1,090,513	924,692

Income from continuing operations	95,869	77,441	298,711	222,976

Interest income	1,054	679	2,708	1,526
Interest expense	(50,207)	(51,114)	(149,812)	(126,152)
Other income (expense)	507	(1,694)	(1,491)	1,438
Loss on debt extinguishment	(5,204)	—	(5,204)	—

Income from continuing operations before income taxes	42,019	25,312	144,912	99,788
Income tax expense	(13,498)	(5,137)	(44,489)	(24,090)

Net income from continuing operations	28,521	20,175	100,423	75,698
Net income from discontinued operations (Note 4)	679	464	1,228	819

Net income	29,200	20,639	101,651	76,517

Net income attributable to redeemable non-controlling interests	(362)	(320)	(1,843)	(323)

Net income attributable to Equinix	$28,838	$20,319	$99,808	$76,194

Earnings per share (“EPS”) attributable to Equinix:

Basic EPS from continuing operations	$0.58	$0.20	$2.06	$1.38
Basic EPS from discontinued operations	0.02	0.01	0.03	0.02

Basic EPS	$0.60	$0.21	$2.09	$1.40

Weighted-average shares	48,361	47,202	47,779	46,861

Diluted EPS from continuing operations	$0.57	$0.19	$2.01	$1.36
Diluted EPS from discontinued operations	0.01	0.01	0.02	0.01

Diluted EPS	$0.58	$0.20	$2.03	$1.37

Weighted-average shares	52,655	47,943	51,724	47,694

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(unaudited)

Net income	$29,200	$20,639	$101,651	$76,517

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	41,782	(88,659)	26,887	(17,227)
Unrealized gain (loss) on available for sale securities	113	(241)	14	(267)

	41,895	(88,900)	26,901	(17,494)

Comprehensive income (loss), net of tax	71,095	(68,261)	128,552	59,023

Net income attributable to redeemable non-controlling interests	(362)	(320)	(1,843)	(323)
Other comprehensive loss attributable to redeemable non-controlling interests	240	10,163	3,155	9,096

Comprehensive income (loss) attributable to Equinix	$70,973	$(58,418)	$129,864	$67,796

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended September 30,
	2012	2011
	(unaudited)
Cash flows from operating activities:
Net income	$101,651	$76,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	278,214	240,096
Stock-based compensation	62,234	53,060
Excess tax benefits from stock-based compensation	(53,174)	—
Restructuring charges	—	2,186
Amortization of debt issuance costs and debt discounts	18,057	23,816
Amortization of intangible assets	16,668	14,207
Provision for allowance for doubtful accounts	4,031	3,609
Accretion of asset retirement obligation and accrued restructuring charges	3,412	3,473
Loss on debt extinguishment	5,204	—
Other items	2,210	1,933
Changes in operating assets and liabilities:
Accounts receivable	(46,900)	(26,299)
Other assets	31,020	(7,217)
Accounts payable and accrued expenses	19,307	(9,492)
Other liabilities	(19,007)	24,099

Net cash provided by operating activities	422,927	399,988

Cash flows from investing activities:
Purchases of investments	(365,934)	(1,027,855)
Sales of investments	338,192	104,800
Maturities of investments	542,155	274,620
Purchases of property, plant and equipment	(554,092)	(495,515)
Purchase of real estate	—	(23,993)
Purchase of Asia Tone, net of cash acquired	(188,798)	—
Purchase of ancotel, net of cash acquired	(84,236)	—
Purchase of ALOG, net of cash acquired	—	(41,954)
Increase in restricted cash	(8,270)	(95,932)
Release of restricted cash	87,437	1,000
Other investing activities, net	—	10

Net cash used in investing activities	(233,546)	(1,304,819)

Cash flows from financing activities:
Purchases of treasury stock	(13,364)	—
Proceeds from employee equity awards	50,139	35,704
Excess tax benefits from stock-based compensation	53,174	—
Proceeds from senior notes	—	750,000
Proceeds from loans payable	258,542	90,635
Repayment of capital lease and other financing obligations	(8,907)	(7,404)
Repayment of loans payable	(315,779)	(21,273)
Repayment of convertible debt	(250,007)	—
Debt issuance costs	(8,767)	(15,551)

Net cash provided by (used in) financing activities	(234,969)	832,111

Effect of foreign currency exchange rates on cash and cash equivalents	6,452	402

Net decrease in cash and cash equivalents	(39,136)	(72,318)
Cash and cash equivalents at beginning of period	278,823	442,841

Cash and cash equivalents at end of period	$239,687	$370,523

Supplemental cash flow information:
Cash paid for taxes	$19,578	$7,172

Cash paid for interest	$157,917	$100,283

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

In September 2012, the Company announced that its board of directors approved a plan to pursue conversion to a real estate investment trust (“REIT”) (the “REIT Conversion”). The Company plans to make a tax election for REIT status for the taxable year beginning January 1, 2015.

Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Equinix and its subsidiaries, including the operations of Asia Tone Limited (“Asia Tone”) from July 4, 2012, ancotel GmbH (“ancotel”) from July 3, 2012 and ALOG Data Centers do Brasil S.A. (“ALOG”) from April 25, 2011. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the consolidated financial statement presentation as of and for the three and nine months ended September 30, 2012.

Income Taxes

The Company’s effective tax rates for continuing operations were 30.7% and 24.1% for the nine months ended September 30, 2012 and 2011, respectively.

In October 2012, in connection with the planned REIT Conversion, the Company changed its method of depreciating and amortizing various data center assets for tax purposes from its current methods to a method more consistent with the characterization of such assets as real property for REIT purposes. As a result of this decision, the Company reclassified $69,909,000 of non-current deferred tax liabilities to current deferred tax liabilities as of September 30, 2012 associated with taxes that are expected to be paid in the next 12 months. The change in depreciation and amortization method also increased the Company’s taxable income for 2012, resulting in an acceleration of the Company’s usage of its operating and windfall employee equity award net operating loss carryforwards. As a result of the tax depreciation method change and the level of operating profits, the Company utilized approximately $250,000,000 of net operating losses for which a deferred tax asset had been previously recognized and approximately $135,000,000 of windfall tax losses not previously recognized. During the three months ended September 30, 2012, the Company recorded excess income tax benefits of $60,977,000 from stock-based compensation in its condensed consolidated balance sheets.

Discontinued Operations

Assets and liabilities to be disposed of that meet all of the criteria to be classified as held for sale as set forth in the accounting standard for impairment or disposal of long-lived assets are reported at the lower

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of their carrying amounts or fair values less costs to sell. Assets are not depreciated or amortized while they are classified as held for sale. Assets and liabilities held for sale that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company’s assets and liabilities are reported in discontinued operations when (a) it is determined that the operations and cash flows will be eliminated from the Company’s continuing operations and (b) the Company will not have any significant continuing involvement in the operations of the assets and liabilities after the disposal transaction.

The Company’s condensed consolidated statements of operations have been reclassified to reflect its discontinued operations for all periods presented. For further information on the Company’s discontinued operations, see Note 4.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, short-term and long-term investments represent their fair value, while the Company’s accounts receivable, accounts payable and accrued expenses and accrued property, plant and equipment approximate their fair value due primarily to the short-term maturity of the related instruments. The fair value of the Company’s debt, which is traded in the public debt market, is based on quoted market prices. The fair value of the Company’s debt, which is not publicly traded, is estimated by considering the Company’s credit rating, current rates available to the Company for debt of the same remaining maturities of structure and terms of the debt.

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

2. Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for the periods presented (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net income from continuing operations	$28,521	$20,175	$100,423	$75,698
Net income attributable to redeemable non-controlling interests	(362)	(320)	(1,843)	(323)
Adjustments attributable to redemption value of redeemable non-controlling interests	—	(10,639)	—	(10,639)

Net income from continuing operations attributable to Equinix, basic	28,159	9,216	98,580	64,736

Effect of assumed conversion of convertible debt:
Interest expense, net of tax	1,696	—	5,073	—

Net income from continuing operations attributable to Equinix, diluted	$29,855	$9,216	$103,653	$64,736

Weighted-average shares used to compute basic EPS	48,361	47,202	47,779	46,861

Effect of dilutive securities:
Convertible debt	3,328	—	2,945	—
Employee equity awards	966	741	1,000	833

Weighted-average shares used to compute diluted EPS	52,655	47,943	51,724	47,694

EPS from continuing operations attributable to Equinix:
EPS from continuing operations, basic	$0.58	$0.20	$2.06	$1.38

EPS from continuing operations, diluted	$0.57	$0.19	$2.01	$1.36

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth weighted-average outstanding potential shares of common stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Shares reserved for conversion of 2.50% convertible subordinated notes	—	2,232	863	2,232
Shares reserved for conversion of 3.00% convertible subordinated notes	—	2,945	—	2,945
Shares reserved for conversion of 4.75% convertible subordinated notes	4,433	4,433	4,433	4,433
Common stock related to employee equity awards	137	685	114	657

	4,570	10,295	5,410	10,267

3. Business Combinations

Asia Tone Acquisition

On July 3, 2012 (the “Asia Tone Acquisition Date”), the Company acquired certain assets and operations of Asia Tone, a privately-owned company headquartered in Hong Kong, for gross cash consideration of $230,500,000 (the “Asia Tone Acquisition”). The Company agreed to pay net cash consideration of approximately $208,277,000 as a result of adjustments to the purchase price included in the purchase and sale agreement, of which approximately $13,648,000 remained payable as of September 30, 2012. Asia Tone operates six data centers and one disaster recovery center in Hong Kong, Shanghai and Singapore. The Asia Tone Acquisition included one data center under construction in Shanghai. The combined company operates under the Equinix name.

The Company included Asia Tone’s results of operations from July 4, 2012 and the estimated fair value of assets acquired and liabilities assumed in its condensed consolidated balance sheets beginning July 3, 2012. The Company incurred acquisition costs of $3,513,000 and $4,562,000, respectively, for the three and nine months ended September 30, 2012 related to the Asia Tone Acquisition.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Purchase Price Allocation

The Asia Tone Acquisition was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to Asia Tone’s net tangible and intangible assets based upon their fair value as of the acquisition date. Based upon the purchase price and the valuation of Asia Tone, the preliminary purchase price allocation was as follows (in thousands):

Cash and cash equivalents	$5,831
Accounts receivable	1,595
Other current assets	595
Property, plant and equipment	138,276
Goodwill	121,054
Intangible assets	29,155
Other non-current assets	784

Total assets acquired	297,290
Accounts payable and accrued expenses	(1,304)
Accrued property, plant and equipment	(27,031)
Loans payable	(20,661)
Capital leases and other financing obligations	(6,455)
Other current liabilities	(9,497)
Deferred tax liabilities	(15,190)
Other non-current liabilities	(8,875)

Net assets acquired	$208,277

The Company continues to evaluate certain assets and liabilities related to the Asia Tone Acquisition. Additional information, which existed as of the Asia Tone Acquisition Date but was unknown to the Company at that time, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the Asia Tone Acquisition Date. Changes to the assets and liabilities recorded may result in a corresponding adjustment to goodwill.

The following table presents certain information on the acquired identifiable intangible assets (dollars in thousands):

Intangible assets	Fair value	Estimated useful lives (years)	Weighted- average estimated useful lives (years)

Customer contracts	$14,900	6 - 20	17.2
Customer relationships	13,800	7 - 11	8.7
Other	455	2 - 5	4.0

The fair value of customer contracts and customer relationships was estimated by applying an income approach. The fair value was determined by calculating the present value of estimated future operating cash flows generated from existing customers less costs to realize the revenue. The Company applied a weighted-average discount rate of approximately 14.4%, which reflects the nature of the assets as it relates to the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of the customer contracts and customer relationships include projected revenue growth, customer attrition rates, sales and marketing expenses and operating margins. The fair value of the other acquired identifiable intangible assets were estimated by applying an income or cost approach as appropriate. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements.

The Company determined the fair value of the loans payable assumed in the Asia Tone Acquisition by estimating Asia Tone’s debt rating and reviewed market data with a similar debt rating and other

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

characteristics of the debt, including the maturity date and security type. The book value of Asia Tone’s loans payable approximated their fair value as of the Acquisition Date.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is not expected to be deductible for local tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. Goodwill recorded as a result of the Asia Tone Acquisition is attributable to the Company’s Asia-Pacific reportable segment (see Note 14) and reporting unit (see Note 5).

For the three months ended September 30, 2012, Asia Tone recognized revenues of $10,607,000 and had an inconsequential amount of net loss, which were included in the Company’s condensed consolidated statements of operations. The Asia Tone Acquisition was not material to the Company’s consolidated balance sheets and results of operations; therefore, the Company does not present unaudited pro forma combined consolidated financial information.

ancotel Acquisition

On July 2, 2012 (the “ancotel Acquisition Date”), the Company acquired 100% of the issued and outstanding share capital of ancotel, a privately-owned company headquartered in Frankfurt, Germany, for cash consideration of approximately $85,714,000 (the “ancotel Acquisition”). ancotel operates one data center in Frankfurt and edge nodes in Hong Kong and London. ancotel will continue to operate under the ancotel trade name.

The Company included ancotel’s results of operations from July 3, 2012 and the estimated fair value of assets acquired and liabilities assumed in its condensed consolidated balance sheets beginning July 2, 2012. The Company incurred acquisition costs of approximately $56,000 and $1,365,000, respectively, for the three and nine months ended September 30, 2012 related to the ancotel Acquisition.

Purchase Price Allocation

The ancotel Acquisition was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to ancotel’s net tangible and intangible assets based upon their fair value as of the ancotel Acquisition Date. Based upon the purchase price and the valuation of ancotel, the preliminary purchase price allocation was as follows (in thousands):

Cash and cash equivalents	$1,478
Accounts receivable	332
Other current assets	2,702
Property, plant and equipment	17,460
Goodwill	55,689
Intangible assets	42,781
Other non-current assets	381

Total assets acquired	120,823
Accounts payable and accrued expenses	(5,310)
Accrued property, plant and equipment	(1,216)
Current portion of loans payable	(2,548)
Capital leases and other financing obligations	(5,516)
Other current liabilities	(5,035)
Deferred tax liabilities	(13,280)
Other non-current liabilities	(2,204)

Net assets acquired	$85,714

The Company continues to evaluate certain assets and liabilities related to the ancotel Acquisition. Additional information, which existed as of the ancotel Acquisition Date but was unknown to the Company at that time, may become known to the Company during the remainder of the measurement period, a period

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

not to exceed 12 months from the ancotel Acquisition Date. Changes to the assets and liabilities recorded may result in a corresponding adjustment to goodwill.

The following table presents certain information on the acquired identifiable intangible assets (dollars in thousands):

Intangible assets	Fair value	Estimated useful lives (years)	Weighted- average estimated useful lives (years)

Customer contracts	$38,604	7	7.0
Trade names	4,177	5 - 10	9.4

The fair value of customer contracts was estimated by applying an income approach. The fair value was determined by calculating the present value of operating cash flows generated by existing customer relationships less costs to realize the revenue. The Company applied a discount rate of approximately 12.8%, which reflects the nature of the assets as it relates to the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of the customer contracts include projected revenue growth, customer attrition rates and operating margins. The fair value of trade names were estimated using the income approach. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements.

The Company determined the fair value of the loans payable assumed in the ancotel Acquisition by estimating ancotel’s debt rating and reviewed market data with a similar debt rating and other characteristics of the debt, including the maturity date and security type. The book value of ancotel’s loans payable approximated their fair value as of the Acquisition Date. During the three months ended September 30, 2012, the Company prepaid and terminated these loans payable.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is not expected to be deductible for local tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. Goodwill recorded as a result of the ancotel Acquisition is attributable to the Company’s EMEA reportable segment (see Note 14) and reporting unit (see Note 5).

For the three months ended September 30, 2012, ancotel recognized revenues of $5,527,000 and had $1,886,000 of net loss, which were included in the Company’s condensed consolidated statements of operations. The ancotel Acquisition was not material to the Company’s consolidated balance sheets and results of operations; therefore, the Company does not present unaudited pro forma combined consolidated financial information.

4. Discontinued Operations

In August 2012, the Company entered into an agreement to sell 16 of the Company’s IBX data centers located throughout the United States (the “IBX Data Centers Held-for-Sale”) to an investment group including 365 Main, Crosslink Capital, Housatonic Partners and Brightwood Capital for net proceeds of $76,458,000 (the “Divestiture”). Nine of the 16 data centers are in markets that the Company will exit with the close of the Divestiture. Those markets include Buffalo, Cleveland, Detroit, Indianapolis, Nashville, Phoenix, Pittsburg, St. Louis and Tampa. The remaining seven data centers are in markets where the Company will retain a presence. Those markets include Chicago, Dallas, New York, Philadelphia, Seattle, Silicon Valley and the Washington D.C. metro area. After the close of the Divestiture, the investment group will run and manage the IBX Data Centers Held-for-Sale. Assets and liabilities held-for-sale, net, and operating results from its discontinued operations associated with the IBX Data Centers Held-for-Sale are attributable to the Company’s Americas region. The Divestiture closed in November 2012 (see Note 16).

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s assets and liabilities associated with the IBX Data Centers Held-for-Sale have been reclassified to assets and liabilities held-for-sale on the Company’s condensed consolidated balance sheet as of September 30, 2012. Certain financial footnotes have also been updated to reflect the impact of the discontinued operations. The company’s assets and liabilities held-for-sale, net, consisted of the following (in thousands):

September 30, 2012

Assets:
Accounts receivable, net	$2,075
Property, plant and equipment, net	51,457
Goodwill	8,320
Intangible assets, net	4,508
Deferred tax assets	2,001
Other current assets	233
Other assets	397

$68,991

Liabilities:
Accounts payable and accrued expenses	$2,072
Deferred tax liabilities	6,008
Other current liabilities	615
Assets retirement obligations	12,103
Other liabilities	1,947

$22,745

The Company’s condensed consolidated statements of operations have been reclassified to reflect its discontinued operations associated with the IBX Data Centers Held-for-Sale for all periods presented. The Company’s operating results from its discontinued operations consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenues	$8,826	$9,393	$26,796	$27,862
Cost of revenues	(6,585)	(8,429)	(22,469)	(25,721)
Operating expenses	(913)	(289)	(2,077)	(830)
Income taxes	(649)	(211)	(1,022)	(492)

Net income from discontinued operations	$679	$464	$1,228	$819

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Balance Sheet Components

Cash, Cash Equivalents and Short-Term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following as of (in thousands):

	September 30, 2012	December 31, 2011
Cash and cash equivalents:
Cash	$130,917	$74,101
Cash equivalents:
Money markets	104,800	198,931
Certificates of deposit	3,970	4,500
Commercial paper	—	1,000
Corporate bonds	—	291

Total cash and cash equivalents	239,687	278,823

Marketable securities:
U.S. government securities	121,572	573,277
U.S. government agencies securities	72,012	129,235
Certificates of deposit	57,635	24,472
Corporate bonds	27,749	64,308
Commercial paper	999	—
Asset-backed securities	182	947
Foreign government securities	—	5,283

Total marketable securities	280,149	797,522

Total cash, cash equivalents and short-term and long-term investments	$519,836	$1,076,345

The following table summarizes the fair value and gross unrealized gains and losses related to the Company’s short-term and long-term investments in marketable securities designated as available-for-sale securities as of (in thousands):

	September 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government securities	$121,528	$51	$(7)	$121,572
U.S. government agencies securities	71,965	70	(23)	72,012
Certificates of deposit	57,623	14	(2)	57,635
Corporate bonds	27,721	35	(7)	27,749
Commercial paper	997	2	—	999
Asset-backed securities	178	4	—	182

Total	$280,012	$176	$(39)	$280,149

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government securities	$573,232	$91	$(46)	$573,277
U.S. government agencies securities	129,159	104	(28)	129,235
Corporate bonds	64,364	51	(107)	64,308
Certificates of deposit	24,471	3	(2)	24,472
Foreign government securities	5,295	—	(12)	5,283
Asset-backed securities	890	57	—	947

Total	$797,411	$306	$(195)	$797,522

As of September 30, 2012 and December 31, 2011, cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less. The maturities of securities classified as short-term investments were one year or less as of September 30, 2012 and December 31, 2011. The maturities of securities classified as long-term investments were greater than one year and less than three years as of September 30, 2012 and December 31, 2011.

While certain marketable securities carry unrealized losses, the Company expects that it will receive both principal and interest according to the stated terms of each of the securities and that the decline in market value is primarily due to changes in the interest rate environment from the time the securities were purchased as compared to interest rates at September 30, 2012.

The following table summarizes the fair value and gross unrealized losses related to 33 available-for-sale securities with an aggregate cost basis of $53,753,000 aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2012 (in thousands):

	Securities in a loss position for less than 12 months		Securities in a loss position for more than 12 months
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses

U.S. government securities	$25,131	$(7)	$—	$—
U.S. government agencies securities	10,440	(19)	298	(4)
Certificates of deposit	10,477	(2)	—	—
Corporate bonds	7,368	(7)	—	—

	$53,416	$(35)	$298	$(4)

While the Company does not believe it holds investments that are other-than-temporarily impaired and believes that the Company’s investments will mature at par as of September 30, 2012, the Company’s investments are subject to the currently adverse market conditions. If market conditions were to deteriorate, the Company could sustain other-than-temporary impairments to its investment portfolio which could result in realized losses being recorded in interest income, net, or securities markets could become inactive which could affect the liquidity of the Company’s investments.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts Receivable

Accounts receivables, net, consisted of the following as of (in thousands):

	September 30, 2012	December 31, 2011
Accounts receivable	$305,202	$250,211
Unearned revenue	(117,816)	(106,519)
Allowance for doubtful accounts	(5,413)	(4,635)

	$181,973	$139,057

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

Other Current Assets

Other current assets consisted of the following as of (in thousands):

	September 30, 2012	December 31, 2011

Deferred tax assets, net	$25,150	$42,743
Prepaid expenses	21,591	19,441
Restricted cash, current	10,161	88,279
Taxes receivables	6,649	24,313
Other receivables	1,448	2,999
Other current assets	4,749	4,381

	$69,748	$182,156

Property, Plant and Equipment

Property, plant and equipment consisted of the following as of (in thousands):

	September 30, 2012	December 31, 2011

IBX plant and machinery	$2,215,765	$1,833,834
Leasehold improvements	1,062,462	958,391
Buildings	727,350	509,359
IBX equipment	391,438	368,530
Site improvements	354,010	305,169
Computer equipment and software	154,935	138,147
Land	97,342	91,314
Furniture and fixtures	20,006	18,144
Construction in progress	273,211	330,780

	5,296,519	4,553,668
Less accumulated depreciation	(1,505,456)	(1,327,756)

	$3,791,063	$3,225,912

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $190,944,000 and $132,245,000 as of September 30, 2012 and December 31, 2011, respectively. Amortization on the assets recorded under capital leases is included in

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

depreciation expense and accumulated depreciation on such assets totaled $41,987,000 and $33,790,000 as of September 30, 2012 and December 31, 2011, respectively.

Goodwill and Intangible Assets

Goodwill and intangible assets, net, consisted of the following as of (in thousands):

	September 30, 2012	December 31, 2011

Goodwill:
Americas	$483,680	$499,455
EMEA	417,349	347,018
Asia-Pacific	142,255	20,022

	$1,043,284	$866,495

Intangible assets:
Intangible asset – customer contracts	$236,030	$171,230
Intangible asset – favorable leases	16,766	18,315
Intangible asset – others	10,027	5,245

	262,823	194,790
Accumulated amortization	(62,175)	(46,155)

	$200,648	$148,635

Changes in the carrying amount of goodwill by geographic region are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total

Balance at December 31, 2011	$499,455	$347,018	$20,022	$866,495
Asia Tone Acquisition (see Note 3)	—	—	121,054	121,054
ancotel Acquisition (see Note 3)	—	55,689	—	55,689
Reclassified to assets held-for-sale (see Note 4)	(8,320)	—	—	(8,320)
Impact of foreign currency exchange	(7,455)	14,642	1,179	8,366

Balance at September 30, 2012	$483,680	$417,349	$142,255	$1,043,284

Changes in the gross carrying value of intangible assets by geographic region are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total

Balance at December 31, 2011	$134,674	$60,116	$—	$194,790
Asia Tone Acquisition (see Note 3)	—	—	29,155	29,155
ancotel Acquisition (see Note 3)	—	42,781	—	42,781
Reclassified to assets held-for-sale (see Note 4)	(5,913)	—	—	(5,913)
Impact of foreign currency exchange	(903)	2,823	90	2,010

Balance at September 30, 2012	$127,858	$105,720	$29,245	$262,823

The Company’s goodwill and intangible assets in EMEA, denominated in British pounds and Euros, goodwill and intangible assets in Asia-Pacific, denominated in Singapore dollars, Hong Kong dollars and Chinese Yuan and certain goodwill and intangibles in Americas, denominated in Canadian dollars and Brazilian reais, are subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses, including goodwill and intangibles, are a component of other comprehensive income and loss.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three and nine months ended September 30, 2012, the Company recorded amortization expense of $6,863,000 and $16,452,000, respectively, associated with its intangible assets. For the three and nine months ended September 30, 2011, the Company recorded amortization expense of $4,962,000 and $13,963,000, respectively, associated with its intangible assets. The Company’s estimated future amortization expense related to these intangibles is as follows (in thousands):

Year ending:
2012 (three months remaining)	$6,876
2013	27,456
2014	27,052
2015	26,546
2016	26,004
Thereafter	86,714

Total	$200,648

Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2012	December 31, 2011

Debt issuance costs, net	$38,266	$41,320
Prepaid expenses, non-current	22,963	54,118
Deposits	21,488	24,304
Deferred tax assets, net	16,688	16,980
Restricted cash, non-current	7,953	4,382
Other assets, non-current	8,069	5,620

	$115,427	$146,724

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2012	December 31, 2011

Accounts payable	$26,387	$23,268
Accrued compensation and benefits	68,730	66,330
Accrued taxes	52,429	43,539
Accrued interest	28,792	50,916
Accrued utilities and security	23,306	21,456
Accrued professional fees	5,660	4,783
Accrued repairs and maintenance	3,363	3,458
Accrued other	36,045	15,293

	$244,712	$229,043

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011

Deferred installation revenue	$38,482	$35,700
Customer deposits	17,330	13,669
Deferred recurring revenue	9,063	2,918
Accrued restructuring charges	2,379	2,565
Deferred rent	1,569	1,582
Asset retirement obligations	85	344
Other current liabilities	580	518

	$69,488	$57,296

Other Liabilities

Other liabilities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011

Asset retirement obligations, non-current	$61,549	$56,243
Deferred rent, non-current	45,438	48,372
Deferred installation revenue, non-current	26,014	24,281
Accrued taxes, non-current	19,963	22,226
Deferred tax liabilities, net	6,643	117,995
Customer deposits, non-current	4,143	4,209
Deferred recurring revenue, non-current	4,141	5,472
Accrued restructuring charges, non-current	3,802	5,255
Other liabilities	2,634	2,371

	$174,327	$286,424

The following table summarizes the activity of the Company’s asset retirement obligation liability, which includes both current and non-current portions, (in thousands):

Balance at December 31, 2011	$56,587
Additions (1)	13,644
Accretion expense	3,089
Reclassified to liabilities held-for-sale (see Note 4)	(12,103)
Impact of foreign currency exchange	417

Balance at September 30, 2012	$61,634

(1)	Includes $5,795 assumed in connection with the ancotel Acquisition and the Asia Tone Acquisition.

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

6. Derivatives

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

The Company has not designated the foreign currency forward contracts as hedging instruments under the accounting standard for derivatives and hedging. Gains and losses on these contracts are included in other income (expense), net, along with those foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward contracts. The Company entered into various foreign currency forward contracts during the three and nine months ended September 30, 2012 and 2011.

The following table sets forth the Company’s net gain (loss), which is reflected in other income (expense) on the accompanying condensed consolidated statement of operations, in connection with its foreign currency forward contracts (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net gain (loss)	$541	$1,397	$(870)	$163

7. Fair Value Measurements

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 were as follows (in thousands):

	Fair Value at September 30,	Fair value measurement using
	2012	Level 1	Level 2

Assets:
Cash	$130,917	$130,917	$—
U.S. government securities	121,572	—	121,572
Money market and deposit accounts	104,800	104,800	—
U.S. government agency securities	72,012	—	72,012
Certificates of deposit	61,605	—	61,605
Corporate bonds	27,749	—	27,749
Commercial paper	999	—	999
Asset-backed securities	182	—	182
Foreign currency forward contracts (1)	20	—	20

	$519,856	$235,717	$284,139

Liabilities:
Foreign currency forward contracts (1)	$6	$—	$6

(1)	Amounts are included within other current assets or other current liabilities in the Company’s accompanying condensed consolidated balance sheet.

There were no financial assets or liabilities classified within Level 3 of the fair value hierarchy as of September 30, 2012.

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

Cash, Cash Equivalents and Investments. The fair value of the Company’s investments in money market funds approximates their face value. Such instruments are included in cash equivalents. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. The fair value of the Company’s other investments approximate their face value. These investments include certificates of deposit and available-for-sale debt investments related to the Company’s investments in the securities of other public companies, governmental units and other agencies. The fair value of these investments is based on the quoted market price of the underlying shares. Such instruments are classified within Level 2 of the fair value hierarchy. The Company obtains the fair values of its Level 2 investments based upon fair values obtained from its custody bank and third-party valuation services. The custody bank and third-party valuation services independently use professional pricing services to gather pricing data which may include quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The Company is responsible for its consolidated financial statements and underlying estimates.

The Company determined that the major security types held as of September 30, 2012 were primarily cash and money market funds, U.S. government and agency securities, corporate bonds, certificate of deposits, commercial paper and asset-backed securities. The Company uses the specific identification method in computing realized gains or losses. Short-term and long-term investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income or loss, net of any related tax effect. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades over an extended period of time.

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

During the nine months ended September 30, 2012, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.

8. Related Party Transactions

The Company has several significant stockholders and other related parties that are also customers and/or vendors. The Company’s activity of related party transactions was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenues	$10,656	$6,608	$25,588	$19,388
Costs and services	654	915	1,682	2,709

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of September 30,
	2012	2011

Accounts receivable	$7,034	$5,271
Accounts payable	282	461

A member of the Company’s board of directors is affiliated with Crosslink Capital. Both the board member and Crosslink Capital are investors in the investment group that the Company entered into an agreement with to sell 16 of the Company’s IBX data centers located throughout the United States (see Note 4).

In connection with the acquisition of ALOG, the Company acquired a lease for one of the Brazilian IBX data centers in which the lessor is a member of ALOG management. This lease contains an option to purchase the underlying property for fair market value on the date of purchase. The Company accounts for this lease as a financing obligation as a result of structural building work pursuant to the accounting standard for lessee’s involvement in asset construction. As of September 30, 2012, the Company had a financing obligation liability totaling approximately $4,313,000 related to this lease on its condensed consolidated balance sheet. This amount is considered a related party liability, which is not reflected in the related party data presented above.

9. Leases

Dallas IBX Leases

In May 2012, the Company entered into a lease amendment for additional IBX space in one of its IBX data centers in the Dallas metro area. The original leases associated with this space were accounted for as operating leases (the “Dallas IBX Leases”). As a result of the amendment, the Dallas IBX Leases are accounted for as capital leases. Monthly payments under the Dallas IBX Leases will be made through December 2029 at an effective interest rate of 7.21%. The total cumulative rent obligation under the Dallas IBX Leases is approximately $105,595,000. In June 2012, the Company recorded a building asset totaling approximately $53,117,000, net of previously recorded deferred rent of approximately $4,472,000, and a corresponding capital lease obligation liability totaling approximately $57,530,000 associated with the Dallas IBX Leases.

Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations are summarized as follows (dollars in thousands):

	Capital lease obligations	Other financing obligations	Total

2012 (three months remaining)	$6,513	$5,985	$12,498
2013	25,557	25,873	51,430
2014	26,057	30,191	56,248
2015	26,294	32,951	59,245
2016	25,079	34,077	59,156
Thereafter	218,349	265,078	483,427

Total minimum lease payments	327,849	394,155	722,004
Plus amount representing residual property value	(51)	230,282	230,231
Less amount representing interest	(127,333)	(322,181)	(449,514)

Present value of net minimum lease payments	200,465	302,256	502,721
Less current portion	(10,606)	(4,247)	(14,853)

	$189,859	$298,009	$487,868

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Debt Facilities

Loans Payable

The Company’s loans payable consisted of the following (in thousands):

	September 30, 2012	December 31, 2011

U.S. term loan	$190,000	$—
ALOG financing	49,349	—
Paris 4 IBX financing	6,132	52,104
Asia Tone loans payable	3,200	—
Asia-Pacific financing	—	193,843
ALOG loans payable	—	10,288

	248,681	256,235
Less current portion	(49,332)	(87,440)

	$199,349	$168,795

U.S. Financing

In June 2012, the Company entered into a credit agreement with a group of lenders for a $750,000,000 credit facility (the “U.S. Financing”), comprised of a $200,000,000 term loan facility (the “U.S. Term Loan”) and a $550,000,000 multicurrency revolving credit facility (the “U.S. Revolving Credit Line”). The U.S. Financing contains several financial covenants with which the Company must comply on a quarterly basis, including a maximum senior leverage ratio covenant, a minimum fixed charge coverage ratio covenant and a minimum tangible net worth covenant. The U.S. Financing is guaranteed by certain of the Company’s domestic subsidiaries and is secured by the Company’s and guarantors’ accounts receivable as well as pledges of the equity interests of certain of the Company’s direct and indirect subsidiaries. The U.S. Term Loan and U.S. Revolving Credit Line both have a five-year term, subject to the satisfaction of certain conditions with respect to the Company’s outstanding convertible subordinated notes. The Company is required to repay the principal balance of the U.S. Term Loan in equal quarterly installments over the term. The U.S. Term Loan bears interest at a rate based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate and (c) one-month LIBOR plus 1.00%) plus, in either case, a margin that varies as a function of the Company’s senior leverage ratio in the range of 1.25%-2.00% per annum if the Company elects to use the LIBOR index and in the range of 0.25%-1.00% per annum if the Company elects to use the Base Rate index. In July 2012, the Company fully utilized the U.S. Term Loan and used the funds to prepay the outstanding balance of and terminate the Asia-Pacific Financing (see below). As of September 30, 2012, the effective interest rate under the U.S. Term Loan was 2.51% per annum.

The U.S. Revolving Credit Line allows the Company to borrow, repay and reborrow over the term. The U.S. Revolving Credit Line provides a sublimit for the issuance of letters of credit of up to $150,000,000 at any one time. The Company may use the U.S. Revolving Credit Line for working capital, capital expenditures, issuance of letters of credit, and other general corporate purposes. Borrowings under the U.S. Revolving Credit Line bear interest at a rate based on LIBOR or, at the option of the Company, the Base Rate (defined above) plus, in either case, a margin that varies as a function of the Company’s senior leverage ratio in the range of 0.95%-1.60% per annum if the Company elects to use the LIBOR index and in the range of 0.00%-0.60% per annum if the Company elects to use the Base Rate index. The Company is required to pay a quarterly letter of credit fee on the face amount of each letter of credit, which fee is based on the same margin that applies from time to time to LIBOR-indexed borrowings under the U.S. Revolving Credit Line. The Company is also required to pay a quarterly facility fee ranging from 0.30%-0.40% per annum of the U.S. Revolving Credit Line (regardless of the amount utilized), which fee also varies as a function of the Company’s senior leverage ratio. In June 2012, the outstanding letters of credit issued under the Senior Revolving Credit Line (see below) were assumed under the U.S. Revolving Credit Line and the Senior Revolving Credit Line was terminated. As of September 30, 2012, the Company had 13

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

irrevocable letters of credit totaling $21,502,000 issued and outstanding under the U.S. Revolving Credit Line. As a result, the amount available to the Company to borrow under the U.S. Revolving Credit Line was $528,498,000 as of September 30, 2012. As of September 30, 2012, the Company was in compliance with all covenants of the U.S. Financing.

Debt issuance costs related to the U.S. Financing, net of amortization, were $8,361,000 as of September 30, 2012.

Paris 4 IBX Financing

During the nine months ended September 30, 2012, construction activity increased the Paris 4 IBX financing liability by $33,653,000 and the Company made payments of approximately $88,824,000 from the restricted cash account under the Paris 4 IBX financing. As a result, the Paris 4 IBX financing liability and the Company’s current restricted cash balance have decreased (refer to “Other Current Assets” in Note 5).

ALOG Financing

In June 2012, ALOG completed a 100,000,000 Brazilian real credit facility agreement, or approximately $49,349,000 (the “ALOG Financing”). The ALOG Financing has a five-year term with semi-annual principal payments beginning in the third year of its term and quarterly interest payments during the entire term. The ALOG Financing bears an interest rate of 2.75% above the local borrowing rate. The ALOG Financing contains financial covenants, which ALOG must comply with annually, consisting of a leverage ratio and a fixed charge coverage ratio. The ALOG Financing is not guaranteed by ALOG or the Company. The ALOG Financing is not secured by ALOG’s or the Company’s assets. The ALOG Financing has a final maturity date of June 2017. During the three months ended September 30, 2012, ALOG fully utilized the ALOG Financing and used a portion of the funds to prepay and terminate ALOG loans payable outstanding. As of September 30, 2012, the effective interest rate under the ALOG Financing was 10.72% per annum.

Asia Tone Loans Payable

In July 2012, the Company assumed approximately $20,661,000 of debt from the Asia Tone Acquisition (the “Asia Tone Loans Payable”). During the three months ended September 30, 2012, the Company prepaid and terminated a total of approximately $17,461,000 of the Asia Tone Loans Payable. As of September 30, 2012, the remaining Asia Tone Loans Payable outstanding had an effective interest rate of 2.40% per annum.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Asia-Pacific Financing

In May 2010, five wholly-owned subsidiaries of the Company, located in Australia, Hong Kong, Japan and Singapore, completed a multi-currency credit facility agreement for approximately $223,636,000 (the “Asia-Pacific Financing”), comprising 79,153,000 Australian dollars, 370,433,000 Hong Kong dollars, 99,434,000 Singapore dollars and 1,513,400,000 Japanese yen. The Asia-Pacific Financing had a five-year term with semi-annual principal payments and quarterly debt service and consisted of two tranches: (i) Tranche A totaling approximately $90,810,000 was available for immediate drawing upon satisfaction of certain conditions precedent and (ii) Tranche B totaling approximately $132,826,000 was available for drawing in Australian, Hong Kong and Singapore dollars only for up to 24 months following the effective date of the Asia-Pacific Financing. The Asia Pacific Financing bore an interest rate of 3.50% above the local borrowing rates for the first 12 months and interest rates between 2.50%-3.50% above the local borrowing rates thereafter, depending on the leverage ratio within these five subsidiaries of the Company. The Asia-Pacific Financing contained four financial covenants, which the Company and its five subsidiaries had to comply with quarterly, consisting of two leverage ratios, an interest coverage ratio and a debt service ratio. The Asia-Pacific Financing was guaranteed by the parent, Equinix, Inc., and was secured by most of the Company’s five subsidiaries’ assets and share pledges. As of December 31, 2011, the Company’s five subsidiaries had fully utilized Tranche A and Tranche B under the Asia-Pacific Financing. The loans payable under the Asia-Pacific Financing had a final maturity date of March 2015. In July 2012, the Company fully repaid and terminated the Asia-Pacific Financing. As a result, the Company wrote off outstanding unamortized debt issuance costs associated with the Asia-Pacific Financing and recorded a loss on debt extinguishment of $5,204,000.

Convertible Debt

The Company’s convertible debt consisted of the following (in thousands):

	September 30, 2012	December 31, 2011

3.00% Convertible Subordinated Notes	$395,986	$395,986
4.75% Convertible Subordinated Notes	373,730	373,750
2.50% Convertible Subordinated Notes	—	250,000

	769,716	1,019,736
Less amount representing debt discount	(64,589)	(78,652)

	705,127	941,084
Less current portion	—	(246,315)

	$705,127	$694,769

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

3.00% Convertible Subordinated Notes

In September 2007, the Company issued $395,986,000 aggregate principal amount of 3.00% Convertible Subordinated Notes due October 15, 2014 (the “3.00% Convertible Subordinated Notes”). Holders of the 3.00% Convertible Subordinated Notes may convert their notes at their option on any day up to and including the business day immediately preceding the maturity date into shares of the Company’s common stock. The base conversion rate is 7.436 shares of common stock per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to adjustment. This represents a base conversion price of approximately $134.48 per share of common stock. If, at the time of conversion, the applicable stock price of the Company’s common stock exceeds the base conversion price, the conversion rate will be determined pursuant to a formula resulting in the receipt of up to 4.4616 additional shares of common stock per $1,000 principal amount of the 3.00% Convertible Subordinated Notes, subject to adjustment. However, in no event would the total number of shares issuable upon conversion of the 3.00% Convertible Subordinated Notes exceed 11.8976 per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to anti-dilution adjustments, or the equivalent of $84.05 per share of the Company’s common stock or a total of 4,711,283 shares of the Company’s common stock. As of September 30, 2012, had the holders of the 3.00% Convertible Subordinated Notes converted their notes, the 3.00% Convertible Subordinated Notes would have been convertible into 3,510,021 shares of the Company’s common stock.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Holders of the 4.75% Convertible Subordinated Notes were eligible to convert their notes during the three months ended September 30, 2012, since the sale price of the Company’s common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the three months ended June 30, 2012, was greater than 130% of the conversion price per share of common stock on such last trading day. As of September 30, 2012, had the holders of the 4.75% Convertible Subordinated Notes converted their notes, the 4.75% Convertible Subordinated Notes would have been convertible into a maximum of 4,432,407 shares of the Company’s common stock.

Maturities of Debt Facilities

The following table sets forth maturities of the Company’s debt, including loans payable, senior notes and convertible debt, as of September 30, 2012 (in thousands):

Year ending:
2012 (three months remaining)	$13,200
2013	46,132
2014	450,086
2015	54,100
2016	363,240
Thereafter	1,527,050

$2,453,808

Fair Value of Debt Facilities

The following table sets forth the estimated fair values of the Company’s loans payable, senior notes and convertible debt, including current maturities, as of (in thousands):

	September 30, 2012	December 31, 2011

Loans payable	$248,366	$269,451
Senior notes	1,674,375	1,612,287
Convertible debt	1,148,602	1,057,801

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest Charges

The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Interest expense	$50,207	$51,114	$149,812	$126,152
Interest capitalized	6,315	3,922	19,630	10,019

Interest charges incurred	$56,522	$55,036	$169,442	$136,171

11. Redeemable Non-Controlling Interests

The following table provides a summary of the activities of the Company’s redeemable non-controlling interests, which all relate to the Company’s operations in Brazil (in thousands):

Balance at December 31, 2011	$67,601
Net income attributable to redeemable non-controlling interests	1,843
Other comprehensive loss attributable to redeemable non-controlling interests	(3,155)
Change in redemption value of non-controlling interests	12,932
Impact of foreign currency exchange	(1,030)

Balance at September 30, 2012	$78,191

12. Commitments and Contingencies

Legal Matters

Pihana Litigation

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawai’i, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the Internet exchange services business of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana’s majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725,000,000 value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which added new plaintiffs (other alleged holders of Pihana common stock) but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed in a separate action by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the Court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by Equinix and other Defendants. On April 24, 2009, plaintiffs filed a Second Amended Complaint (“SAC”) to correct the naming of certain parties. The SAC is otherwise substantively identical to the Amended Complaint, and all motions to dismiss the Amended Complaint have been treated as responsive to the SAC. On September 1, 2009, the Court heard Defendants’ motions to dismiss the SAC and ruled at the hearing that all claims against all Defendants are time-barred. The Court also considered

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

whether there were further independent grounds for dismissing the claims, and supplemental briefing was submitted with respect to claims against one defendant and plaintiffs’ renewed request for further leave to amend. On March 23, 2010, the Court entered final Orders granting the motions to dismiss as to all Defendants and issued a minute Order denying plaintiffs’ renewed request for further leave to amend. On May 21, 2010, plaintiffs filed a Notice of Appeal. In January 2011, one group of co-defendants (Morgan Stanley and certain persons and entities affiliated with it) entered into a separate settlement with plaintiffs. The Trial Court determined that the settlement was made in “good faith” in accordance with Hawai‘i statutory law, and certain non-settling defendants (including Equinix) filed an appeal from that order before the Intermediate Court of Appeals. That appeal was stayed pending resolution of plaintiffs’ appeal before the Hawai‘i Supreme Court. In August 2011, another group of co-defendants (UBS AG and UBS Capital Asia Pacific Limited Fund) entered into a separate settlement with plaintiffs. The parties stipulated that the ultimate disposition of the Morgan Stanley “good faith” determination would apply to the UBS settlement. In December 2011, the parties reached agreement in principle on a global settlement which provides, among other things, that all claims and proceedings against all defendants will be dismissed with prejudice. On June 29, 2012, the Court granted the parties’ motion for determination of good faith settlement and the parties signed stipulations for dismissal. On July 10, 2012, the Court entered the order granting the parties’ motion for determination of good faith settlement. On July 23, 2012, the parties filed a stipulation and request for dismissal in the Hawai’i Supreme Court, which granted an order approving the stipulation and dismissed the case with prejudice on August 8, 2012.

Alleged Class Action and Shareholder Derivative Actions

On March 4, 2011, an alleged class action entitled Cement Masons & Plasterers Joint Pension Trust v. Equinix, Inc., et al., No. CV-11-1016-SC, was filed in the United States District Court for the Northern District of California, against Equinix and two of its officers. The suit asserts purported claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for allegedly misleading statements regarding the Company’s business and financial results. The suit is purportedly brought on behalf of purchasers of the Company’s common stock between July 29, 2010 and October 5, 2010, and seeks compensatory damages, fees and costs. Defendants filed a motion to dismiss on November 7, 2011. On March 2, 2012, the Court granted defendants’ motion to dismiss without prejudice and gave plaintiffs thirty days in which to amend their complaint. Pursuant to stipulation and order of the court entered on March 16, 2012, the parties agreed that plaintiffs would have up to and through May 2, 2012 to file a Second Amended Complaint. On May 2, 2012 plaintiffs filed a Second Amended Complaint asserting the same basic allegations as in the prior complaint. On June 15, 2012, defendants moved to dismiss the Second Amended Complaint. On September 19, 2012, the Court took the hearing on defendants’ motion to dismiss the Second Amended Complaint off calendar and notified the parties that it would make its decision on the pleadings. Subsequently, on September 24, 2012 the Court requested the parties submit supplemental briefing on or before October 9, 2012. The supplemental briefing was submitted on October 9, 2012.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company believes that while an unfavorable outcome to this litigation is reasonably possible, a range of potential loss cannot be determined at this time. The Company has not accrued any amounts in connection with this legal matter as of September 30, 2012 as the Company concluded that an unfavorable outcome is not probable.

Other Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of September 30, 2012, the Company was contractually committed for $90,341,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of September 30, 2012, such as commitments to purchase power in select locations through the remainder of 2012 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2012 and thereafter. Such other miscellaneous purchase commitments totaled $259,626,000 as of September 30, 2012.

13. Stockholders’ Equity

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	Balance as of December 31, 2011	Net change	Balance as of September 30, 2012

Foreign currency translation loss	$(150,872)	$26,887	$(123,985)
Unrealized gain (loss) on available for sale securities	64	14	78
Other comprehensive loss attributable to redeemable non-controlling interests	7,110	3,155	10,265

	$(143,698)	$30,056	$(113,642)

Changes in foreign currencies can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translating into more U.S. dollars when the U.S. dollar weakens and fewer U.S. dollars when the U.S. dollar strengthens. During the nine months ended September 30, 2012, the U.S. dollar was generally stronger relative to certain of the currencies of the foreign countries in which the Company operates. This overall strength of the U.S. dollar had an overall negative impact on the Company’s consolidated results of operations because the foreign currencies are generally translating into less U.S. dollars. This also impacted the Company’s condensed consolidated balance sheets, as amounts denominated in foreign currencies are generally translating into less U.S. dollars. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company operates could have a significant impact on its consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Treasury Stock

During the nine months ended September 30, 2012, the Company repurchased a total of 131,489 shares of its common stock in the open market at an average price of $101.64 per share for total consideration of $13,364,000 under a share repurchase program that was approved by the Company’s Board of Directors in November 2011. As of September 30, 2012, the Company may purchase up to an additional $149,970,000 in value of the Company’s common stock through December 31, 2012 under this share repurchase program.

During the nine months ended September 30, 2012, the Company re-issued a total of 637,852 shares of its treasury stock with a total value of $63,323,000, primarily related to the settlement of the 2.50% Convertible Subordinated Notes (see Note 10).

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

The following table presents, by operating expense category, the Company’s stock-based compensation expense related to its continuing operations recognized in the Company’s condensed consolidated statement of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Cost of revenues	$1,726	$1,468	$4,577	$4,119
Sales and marketing	4,795	4,153	13,505	10,629
General and administrative	15,916	13,481	43,824	38,014

	$22,437	$19,102	$61,906	$52,762

14. Segment Information

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company provides the following segment disclosures related to its continuing operations as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2012		2011	2012		2011
Total revenues:
Americas	$293,881		$259,461	$861,131		$727,408
EMEA	111,958		92,324	315,991		262,974
Asia-Pacific	82,891		56,423	212,102		157,286

	$488,730		$408,208	$1,389,224		$1,147,668

Total depreciation and amortization:
Americas	$59,986		$53,981	$174,077		$155,845
EMEA	21,876		19,187	57,311		54,223
Asia-Pacific	22,675		14,013	54,615		33,494

	$104,537		$87,181	$286,003		$243,562

Income from continuing operations:
Americas	$63,740		$50,984	$191,978		$146,739
EMEA	20,565		16,305	70,806		41,954
Asia-Pacific	11,564		10,152	35,927		34,283

	$95,869		$77,441	$298,711		$222,976

Income from continuing operations before income taxes:
Americas	$16,216		$6,366	$51,436		$33,565
EMEA	21,950		13,325	73,197		38,561
Asia-Pacific	3,853		5,621	20,279		27,662

	$42,019		$25,312	$144,912		$99,788

Capital expenditures:
Americas	$95,744		$52,849	$278,488		$176,575	(1)
EMEA	135,145	(2)	33,475	217,686	(2)	172,098
Asia-Pacific	254,263	(3)	45,201	330,952	(3)	212,789

	$485,152		$131,525	$827,126		$561,462

(1)	Includes the purchase price for the ALOG Acquisition, net of cash acquired, which totaled $41,954.
(2)	Includes the purchase price for the ancotel Acquisition, net of cash acquired, which totaled $84,236.
(3)	Includes the purchase price for the Asia Tone Acquisition, net of cash acquired, which totaled $188,798.

The Company’s long-lived assets are located in the following geographic areas as of (in thousands):

	September 30, 2012	December 31, 2011

Americas	$2,049,118	$1,899,769
EMEA	949,448	764,885
Asia-Pacific	792,497	561,258

	$3,791,063	$3,225,912

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue information on a services basis is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Colocation	$367,728	$306,021	$1,049,940	$874,271
Interconnection	70,681	57,032	198,598	164,438
Managed infrastructure	23,638	24,349	66,620	49,840
Rental	783	812	2,347	2,100

Recurring revenues	462,830	388,214	1,317,505	1,090,649
Non-recurring revenues	25,900	19,994	71,719	57,019

	$488,730	$408,208	$1,389,224	$1,147,668

No single customer accounted for 10% or greater of the Company’s revenues for the three and nine months ended September 30, 2012 and 2011. No single customer accounted for 10% or greater of the Company’s gross accounts receivable as of September 30, 2012 and December 31, 2011.

15. Restructuring Charges

2004 Restructuring Charge

A summary of the activity in the 2004 accrued restructuring charge from December 31, 2011 to September 30, 2012 is outlined as follows (in thousands):

Accrued restructuring charge as of December 31, 2011	$7,680
Accretion expense	323
Cash payments	(1,822)

Accrued restructuring charge as of September 30, 2012	$6,181

As the Company currently has no plans to enter into a lease termination with the landlord associated with the excess space lease in the New York metro area, the Company has reflected its accrued restructuring liability as both a current and non-current liability. The Company reports accrued restructuring charges within other current liabilities and other liabilities on the accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011. The Company is contractually committed to this excess space lease through 2015.

16. Subsequent Events

In November 2012, the Divestiture closed (see Note 4), which resulted in a pre-tax book gain on disposal of discontinued operations of approximately $26,000,000 and a taxable gain of approximately $47,000,000. The Company expects to recognize additional income tax expense of approximately $5,000,000 in the fourth quarter of 2012 as a result of the Divestiture, which will primarily offset the gain from discontinued operations. Further, the Company expects to recognize approximately $9,000,000 of equity compensation windfall tax benefits not previously recognized during the fourth quarter of 2012. This recognition will result in a reduction of income tax payable and the recording of an adjustment to additional-paid-in-capital. These events are expected to fully consume the previously unrecorded equity compensation windfall tax benefits from prior years.

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

In September 2012, we announced that our board of directors approved a plan to pursue conversion to a real estate investment trust, which is referred to as a REIT. We refer to this conversion plan as the REIT conversion. If we are ultimately successful in converting to a REIT, we expect to elect REIT status for our taxable year beginning January 1, 2015. Please see “Potential REIT Conversion” in the below “Overview.”

In June 2012, as more fully described in Note 10 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we entered into a credit agreement with a group of lenders for a $750.0 million credit facility, comprised of a $200.0 million term loan facility, referred to as the U.S. term loan, and a $550.0 million multicurrency revolving credit facility, referred to as the U.S. revolving credit line. We refer to this transaction as the U.S. financing. In July 2012, we fully utilized the U.S. term loan and used the funds to prepay and terminate the Asia-Pacific financing.

In July 2012, as more fully described in Note 3 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we acquired certain assets and operations of Asia Tone Limited, referred to as Asia Tone, a privately-owned company headquartered in Hong Kong, for gross cash consideration of approximately $230.5 million. We refer to this transaction as the Asia Tone acquisition. We agreed to pay net cash consideration of $208.3 million as a result of adjustments to the purchase price included in the purchase and sale agreement. Asia Tone operates six data centers and one disaster recovery center in Hong Kong, Shanghai and Singapore. The Asia Tone acquisition included one data center under construction in Shanghai. The combined company will operate under the Equinix name.

In July 2012, as more fully described in Note 3 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we acquired 100% of the issued and outstanding share capital of ancotel GmbH, referred to as ancotel, a privately-owned company headquartered in Frankfurt, Germany for cash consideration of approximately $85.7 million. We refer to this transaction as the ancotel acquisition. ancotel operates one data center in Frankfurt and edge nodes in Hong Kong and London. ancotel will continue to operate under the ancotel trade name.

In August 2012, as more fully described in Note 4 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, our board of directors approved a plan to sell 16 of our IBX data centers attributable to our Americas region. We refer to this transaction as the divestiture. In November 2012, the divestiture closed for net proceeds of approximately $76.5 million, which resulted in a pre-tax gain on disposal of discontinued operations of approximately $26.0 million.

Overview

Equinix provides global data center services that protect and connect the world’s most valued information assets. Global enterprises, financial services companies, and content and network service providers rely upon Equinix’s leading insight and data centers in 30 markets around the world for the safeguarding of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following data center services: premium data center colocation, interconnection and exchange services, and outsourced IT infrastructure services. As of September 30, 2012, we operated or had partner IBX data centers in the Atlanta, Boston, Buffalo, Chicago, Cleveland, Dallas, Denver, Detroit, Indianapolis, Los Angeles, Miami, Nashville, New York, Philadelphia, Phoenix, Pittsburgh, Rio De Janeiro, Sao Paulo, Seattle, Silicon Valley, St. Louis, Tampa, Toronto and Washington, D.C. metro areas in the Americas region; France, Germany, Italy, the Netherlands, Switzerland and the United Kingdom in the Europe, Middle East, Africa (EMEA) region; and Australia, Hong Kong, Japan, China and Singapore in the Asia-Pacific region.

We leverage our global data centers in 30 markets around the world as a global service delivery platform which serves more than 90% of the world’s Internet routes and allows our customers to increase information and application delivery performance while significantly reducing costs. Based on our global delivery platform and the quality of our IBX data centers, we believe we have established a critical mass of customers. As more customers locate in our IBX data centers, it benefits their suppliers and business partners to colocate as well in order to gain the full economic and performance benefits of our services. These partners, in turn, pull in their business partners, creating a “marketplace” for their services. Our global delivery platform enables scalable, reliable and cost-effective colocation, interconnection and traffic exchange thus lowering overall cost and increasing flexibility. Our focused business model is based on our critical mass of customers and the resulting “marketplace” effect. This global delivery platform, combined with our strong financial position, continues to drive new customer growth and bookings as we drive scale into our global business.

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

Excluding Asia Tone and ancotel, our customer count increased to approximately 5,983 as of September 30, 2012 versus approximately 5,896 as of September 30, 2011, an increase of 3%. This increase was due to organic growth in our business. Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available taking into account power limitations. Excluding Asia Tone and ancotel, our utilization rate decreased to 76% as of September 30, 2012 versus approximately 81% as of September 30, 2011; however, excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our utilization rate would have increased to approximately 82% as of September 30, 2012. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

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

Potential REIT Conversion

On September 13, 2012, we announced that our board of directors approved a plan for Equinix to pursue REIT conversion. We have begun implementation of the REIT conversion and we plan to make a tax election for REIT status for the taxable year beginning January 1, 2015. Any REIT election made by us must be effective as of the beginning of a taxable year; therefore, as a calendar year taxpayer, if we are unable to convert to a REIT by January 1, 2015, the next possible conversion date would be January 1, 2016.

If we are able to convert to, and qualify as, a REIT, we will generally be permitted to deduct from U.S. federal income taxes dividends paid to our stockholders. The income represented by such dividends would not be subject to U.S. federal taxation at the entity level but would be taxed, if at all, at the stockholder level. Nevertheless, the income of our U.S. taxable REIT subsidiaries, which are referred to as TRS, which will hold our U.S. operations that may not be REIT-compliant, will be subject, as applicable, to U.S. federal and state corporate income tax. Likewise, our foreign subsidiaries will continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRS or through qualified REIT subsidiaries, which are referred to as QRS. We will also be subject to a separate corporate income tax on any gains recognized during a specified period (generally 10 years) following the REIT conversion that are attributable to “built-in” gains with respect to the assets that we own on the date we convert to a REIT. Our ability to qualify as a REIT will depend upon our continuing compliance following our conversion to a REIT with various requirements, including requirements related to the nature of our assets, the sources of our income and the distributions to our stockholders. If we fail to qualify as a REIT, we will be subject to U.S. federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property. In particular, while state income tax regimes often parallel the U.S. federal income tax regime for REITs described above, many states do not completely follow U.S. federal rules and some may not follow them at all.

The REIT conversion currently includes seeking a private letter ruling, which is referred to as a PLR, from the U.S. Internal Revenue Service, which is referred to as the IRS. We expect that our PLR request will have multiple components, and the conversion to a REIT will require favorable rulings from the IRS on numerous technical tax issues, including classification of our data center assets as qualified real estate assets. We anticipate submitting the PLR request to the IRS by the end of 2012, but the IRS may not provide a PLR until late in 2013 or at all.

We currently estimate that we will incur approximately $50.0 to $80.0 million in costs to support the REIT conversion, in addition to related tax liabilities associated with a change in our method of depreciating and amortizing various data center assets for tax purposes from our current method to methods that are more consistent with the characterization of such assets as real property for REIT purposes. The total recapture of depreciation and amortization expenses across all relevant assets is expected to result in a U.S. tax liability of approximately $340.0 to $420.0 million. This amount may still be payable in the four-year period starting 2012 even if we abandon the REIT conversion for, among other reasons, failing to receive the PLR we are seeking. Prior to the decision to convert to a REIT, our balance sheet reflected our income tax liability as a non-current liability. As a result of the decision to convert to a REIT, our non-current tax liability will be gradually and proportionally reclassified from non-current to current over the four-year period, which started the third quarter of 2012. The current liability reflects the tax liability that is expected to be settled within the twelve-month period from the date of the balance sheet. We anticipate that we will utilize all of our net operating loss carryforwards in 2012 to offset a portion of this tax liability. If the REIT conversion is successful, we also expect to incur an additional $5.0 to $10.0 million in annual compliance costs in future years. We expect worldwide cash taxes of approximately $25.0 million during the remainder of 2012 primarily as a result of the tax depreciation method change and tax gain attributed to the divestiture. We expect to pay between $200.0 to $300.0 million in cash taxes during 2013.

Results of Operations

Our results of operations for the three and nine months ended September 30, 2012 and 2011 include the operations of Asia Tone from July 4, 2012, ancotel from July 3, 2012 and ALOG Data Centers do Brasil S.A., or ALOG, from April 25, 2011.

Discontinued Operations

We present the results of operations associated with 16 of our IBX centers that we agreed to sell as net income from discontinued operations in our condensed consolidated statements of operations. Our results of operations have been reclassified to reflect our discontinued operations for all periods presented. Unless otherwise stated, the results of operations discussed herein refer to our continuing operations.

Constant Currency Presentation

Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the

U.S. dollar against major international currencies such as the Brazilian reais, British pound, Canadian dollar, Euro, Swiss franc, Australian dollar, Chinese Yuan, Hong Kong dollar, Japanese yen and Singapore dollar. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended September 30, 2011 are used as exchange rates for the three months ended September 30, 2012 when comparing the three months ended September 30, 2012 with the three months ended September 30, 2011 and average rates in effect for the nine months ended September 30, 2011 are used as exchange rates for the nine months ended September 30, 2012 when comparing the nine months ended September 30, 2012 with the nine months ended September 30, 2011).

Three Months Ended September 30, 2012 and 2011

Revenues. Our revenues for the three months ended September 30, 2012 and 2011 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three months ended September 30,				% Change
	2012	%	2011	%	Actual	Constant currency
Americas:
Recurring revenues	$280,847	57%	$250,128	62%	12%	14%
Non-recurring revenues	13,034	3%	9,333	2%	40%	43%

	293,881	60%	259,461	64%	13%	15%

EMEA:
Recurring revenues	104,126	21%	85,108	20%	22%	33%
Non-recurring revenues	7,832	2%	7,216	2%	9%	14%

	111,958	23%	92,324	22%	21%	32%

Asia-Pacific:
Recurring revenues	77,857	16%	52,978	13%	47%	48%
Non-recurring revenues	5,034	1%	3,445	1%	46%	47%

	82,891	17%	56,423	14%	47%	48%

Total:
Recurring revenues	462,830	94%	388,214	95%	19%	23%
Non-recurring revenues	25,900	6%	19,994	5%	30%	33%

	$488,730	100%	$408,208	100%	20%	23%

Americas Revenues. Growth in Americas revenues was primarily due to (i) $4.3 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Dallas, Miami, New York and Washington, D.C. metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the three months ended September 30, 2012, the U.S. dollar was generally stonger relative to the Brazilian reais than during the three months ended September 30, 2011, resulting in approximately $4.6 million of unfavorable foreign currency impact to our Americas revenues during the three months ended September 30, 2012 when compared to average exchange rates of the three months ended September 30, 2011. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Chicago, Seattle and Washington, D.C. metro areas, which are expected to open during the remainder of 2012 and 2013. Our estimates of future revenue growth take account of known or anticipated changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

EMEA Revenues. Our revenues from the U.K., the largest revenue contributor in the EMEA region, represented approximately 37% and 35%, respectively, of the regional revenues during the three months ended September 30, 2012 and 2011. Our EMEA revenue growth was due to (i) $5.5 million of additional revenues resulting from the ancotel acquisition, (ii) $6.9 million of revenue generated from our recently-opened IBX data center expansion in the Amsterdam, Frankfurt, London and Paris metro areas and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the three months ended September 30, 2012, the U.S. dollar was generally stronger relative to the British pound, Euro and Swiss Franc than during the three months ended September 30, 2011, resulting in approximately $9.5 million of unfavorable foreign currency impact to our EMEA revenues during the three months ended September 30, 2012 when compared to average exchange rates of the three months ended September 30, 2011. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers or IBX data center expansion currently taking place in the Zurich metro area, which is expected to open during the first half of 2013. Our estimates of future revenue growth take account of known or anticipated changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 36% and 39%, respectively, of the regional revenues for the three months ended September 30, 2012 and 2011. Our Asia-Pacific revenue growth was due to $10.6 million of additional revenues resulting from the Asia Tone acquisition, (ii) revenues generated from our recently-opened IBX center expansions in the Hong Kong and Sydney metro areas and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. For the three months ended September 30, 2012, the impact of foreign currency fluctuations to our Asia-Pacific revenues was not significant when compared to average exchange rates of the three months ended September 30, 2011. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX center expansions and additional expansion currently taking place in the Singapore metro area, which is expected to open during the remainder of 2012. Our estimates of future revenue growth take account of known or anticipated changes in recurring revenues attributed to customer bookings, or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues for the three months ended September 30, 2012 and 2011 were split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				% Change
	2012	%	2011	%	Actual	Constant currency

Americas	$137,616	55%	$129,692	59%	6%	8%
EMEA	61,642	25%	54,839	25%	12%	23%
Asia-Pacific	52,229	20%	35,193	16%	48%	50%

Total	$251,487	100%	$219,724	100%	14%	19%

	Three months ended September 30,
	2012	2011
Cost of revenues as a percentage of revenues:
Americas	47%	50%
EMEA	55%	59%
Asia-Pacific	63%	62%
Total	51%	54%

Americas Cost of Revenues. Our Americas cost of revenues for the three months ended September 30, 2012 and 2011 included $50.2 million and $45.7 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity. During the three months ended September 30, 2012, the U.S. dollar was generally stronger relative to the Brazilian reais than during the three months ended September 30, 2011, resulting in approximately $2.9 million of favorable foreign currency impact to our Americas cost of revenues during the three months ended September 30, 2012 when compared to average exchange rates of the three months ended September 30, 2011. We expect Americas cost of revenues to increase as we continue to grow our business.

EMEA Cost of Revenues. EMEA cost of revenues for the three months ended September 30, 2012 and 2011 included $18.6 million and $17.5 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to both our organic IBX center expansion activity and the ancotel acquisition. Excluding depreciation expense, the increase in our EMEA cost of revenues was primarily due to $2.1 million of additional cost of revenues resulting from the ancotel acquisition. During the three months ended September 30, 2012, the U.S. dollar was generally stronger relative to the British pound, Euro and Swiss Franc than during the three months ended September, 2011, resulting in approximately $5.9 million of favorable foreign currency impact to our EMEA cost of revenues during the three months ended September 30, 2012 when compared to average exchange rates of the three months ended September 30, 2011. On a constant currency basis, the increase in EMEA cost of revenues was primarily due to higher utility costs, compensation costs and depreciation expense. We expect EMEA cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the three months ended September 30, 2012 and 2011 included $21.5 million and $13.5 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to both our organic IBX center expansion activity and the Asia Tone acquisition. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily due to $4.6 million of additional cost of revenues from the impact of the Asia Tone acquisition and $2.8 million of higher utility costs. During the three months ended September 30, 2012, the impact of foreign currency fluctuations to our Asia-Pacific cost of revenues was not significant when compared to average exchange rates of the three months ended September 30, 2011. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended September 30, 2012 and 2011 were split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				% Change
	2012	%	2011	%	Actual	Constant currency

Americas	$31,891	60%	$28,940	67%	10%	13%
EMEA	13,978	26%	9,329	22%	50%	58%
Asia-Pacific	7,342	14%	4,615	11%	59%	60%

Total	$53,211	100%	$42,884	100%	24%	28%

	Three months ended September 30,
	2012	2011
Sales and marketing expenses as a percentage of revenues:
Americas	11%	11%
EMEA	12%	10%
Asia-Pacific	9%	8%
Total	11%	11%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to higher professional services related to various consulting projects to support our growth and higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (317 Americas sales and marketing employees as of September 30, 2012 versus 280 as of September 30, 2011). During the three months ended September 30, 2012, the impact of foreign currency fluctuations to our Americas sales and marketing expenses was not significant when compared to average exchange rates of the three months ended September 30, 2011. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Americas sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in Americas sales and marketing initiatives, we believe our Americas sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

EMEA Sales and Marketing Expenses. The increase in our EMEA sales and marketing expenses was primarily due to $2.2 million of additional sales and marketing expenses from the impact of the ancotel acquisition and $2.2 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (144 EMEA sales and marketing employees as of September 30, 2012 versus 108 as of September 30, 2011). During the three months ended September 30, 2012, the impact of foreign currency fluctuations to our EMEA sales and marketing expenses was not significant when compared to average exchange rates of the three months ended September 30, 2011. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our EMEA sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in EMEA sales and marketing initiatives, we believe our EMEA sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to additional sales and marketing expenses from the impact of the Asia Tone acquisition and higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (86 Asia-Pacific sales and marketing employees as of September 30, 2012 versus 70 as of September 30, 2011). For the three months ended September 30, 2012, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the three months ended September 30, 2011. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Asia-Pacific sales and marketing expenses have increased. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2012 and 2011 were split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				% Change
	2012	%	2011	%	Actual	Constant currency

Americas	$60,634	72%	$47,581	72%	27%	28%
EMEA	14,767	18%	11,851	18%	25%	30%
Asia-Pacific	8,220	10%	6,441	10%	28%	29%

Total	$83,621	100%	$65,873	100%	27%	29%

	Three months ended September 30,
	2012	2011
General and administrative expenses as a percentage of revenues:
Americas	21%	18%
EMEA	13%	13%
Asia-Pacific	10%	11%
Total	17%	16%

Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to $6.5 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (803 Americas general and administrative employees as of September 30, 2012 versus 770 as of September 30, 2011) and $4.4 million of higher professional services related to various consulting projects to support our growth as well as the REIT conversion. During the three months ended September 30, 2012, the impact of foreign currency fluctuations to our Americas general and administrative expenses was not significant when compared to average exchange rates of the three months ended September 30, 2011. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including this investment in our back office systems and the REIT conversion process.

EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to additional general and administrative expenses from the impact of the ancotel acquisition and higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (194 EMEA general and administrative employees as of September 30, 2012 versus 171 as of September 30, 2011). For the three months ended September 30, 2012, the impact of foreign currency fluctuations to our EMEA general and administrative expenses was not significant when compared to average exchange rates of the three months ended September 30, 2011. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to additional general and administrative expenses from the impact of the Asia Tone acquisition and higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (168 Asia-Pacific general and administrative employees as of September 30, 2012 versus 153 as of September 30, 2011). For the three months ended September 30, 2012, the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates of the three months ended September 30, 2011. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Restructuring Charges. We recorded no restructuring charges during the three months ended September 30, 2012. During the three months ended September 30, 2011, we recorded restructuring charges of $1.6 million primarily related to revised sublease assumptions on our excess leased space in the New York metro area. For additional information, see “Restructuring Charges” in Note 15 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. Our restructuring charges all relate to our Americas region.

Acquisition Costs. During the three months ended September 30, 2012, we recorded acquisition costs totaling $4.5 million primarily attributed to the ancotel and Asia Tone acquisitions. During the three months ended September 30, 2011, we recorded acquisition costs totaling $699,000 primarily attributed to the ALOG acquisition. We do not expect to incur additional significant acquisition costs related to the ancotel and Asia Tone acquisitions during the remainder of 2012.

Interest Income. Interest income increased to $1.1 million for the three months ended September 30, 2012 from $679,000 for the three months ended September 30, 2011. Interest income increased primarily due to higher yields on foreign invested balances. The average annualized yield for the three months ended September 30, 2012 was 0.76% versus 0.25% for the three months ended September 30, 2011. We expect our interest income to remain at these low levels for the foreseeable future due to the impact of a continued low interest rate environment and a portfolio more weighted towards short-term securities.

Interest Expense. Interest expense was $50.2 million for the three months ended September 30, 2012 compared to $51.1 million for the three months ended September 30, 2011, an insignificant change. During the three months ended September 30, 2012 and 2011, we capitalized $6.3 million and $3.9 million, respectively, of interest expense to construction in progress. Going forward, we expect our interest expense to increase by approximately $5.0 million annually as a result of our drawdown of the ALOG financing in July 2012. However, we may take additional drawdowns from the U.S. revolving credit line under the U.S. financing or incur additional indebtedness to support our growth, resulting in further increased interest expense.

Other Income (Expense). We recorded $507,000 of other income for the three months ended September 30, 2012 and $1.7 million of other expense for the three months ended September 30, 2011, primarily due to foreign currency exchange gains (losses) during the periods.

Loss on Debt Extinguishment. We recorded $5.2 million of loss on debt extinguishment for the three months ended September 30, 2012 due to the repayment and termination of the Asia-Pacific financing. We did not record any loss on debt extinguishment for the three months ended September 30, 2011.

Income Taxes. For the three months ended September 30, 2012 and 2011, we recorded $13.5 million and $5.1 million of income tax expenses, respectively. Our effective tax rates were 32.1% and 20.3% for the three months ended September 30, 2012 and 2011, respectively. We expect cash income taxes during the remainder of 2012 to increase substantially as we changed our method of depreciating and amortizing various data center assets for tax purposes from our prior methods to methods that are more consistent with the characterization of such assets as real property for REIT purposes. The cash taxes for 2012 and 2011 are primarily for state and foreign income taxes. Our federal taxable income has been fully offset by net operating loss carryforwards in both 2012 and 2011. We expect to pay between $200.0 to $300.0 million in cash taxes during 2013.

Net Income from Discontinued Operations. For the three months ended September 30, 2012 and 2011, our net income from discontinued operations was $679,000 and $464,000, respectively.

Nine Months Ended September 30, 2012 and 2011

Revenues. Our revenues for the nine months ended September 30, 2012 and 2011 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Nine months ended September 30,				% Change
	2012	%	2011	%	Actual	Constant currency
Americas:
Recurring revenues	$826,692	60%	$700,714	61%	18%	18%
Non-recurring revenues	34,439	2%	26,694	2%	29%	31%

	861,131	62%	727,408	63%	18%	18%

EMEA:
Recurring revenues	291,269	21%	240,942	21%	21%	30%
Non-recurring revenues	24,722	2%	22,032	2%	12%	13%

	315,991	23%	262,974	23%	20%	28%

Asia-Pacific:
Recurring revenues	199,544	14%	148,993	13%	34%	34%
Non-recurring revenues	12,558	1%	8,293	1%	51%	52%

	212,102	15%	157,286	14%	35%	35%

Total:
Recurring revenues	1,317,505	95%	1,090,649	95%	21%	23%
Non-recurring revenues	71,719	5%	57,019	5%	26%	27%

	$1,389,224	100%	$1,147,668	100%	21%	23%

Americas Revenues. Growth in Americas revenues was primarily due to (i) $25.1 million of incremental revenues from the impact of the ALOG acquisition, (ii) $12.5 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Dallas, Miami, New York and Washington, D.C. metro areas and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Chicago, Seattle and Washington, D.C. metro areas, which are expected to open during the first half of 2013. Our estimates of future revenue growth take account of known or anticipated changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

EMEA Revenues. Our revenues from the U.K., the largest revenue contributor in the EMEA region for the period, represented approximately 38% of the regional revenues during the nine months ended September 30, 2012. During the nine months ended September 30, 2011, our revenues from Germany and the U.K., the largest revenue contributors in the EMEA region for the period, each represented approximately 34% of the regional revenues. Our EMEA revenue growth was due to (i) $5.5 million of additional revenues from the impact of the ancotel acquisition, (ii) approximately $23.6 million of revenue from our recently-opened IBX data center expansion in the Amsterdam, Frankfurt, London and Paris metro areas and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the nine months ended September 30, 2012, the U.S. dollar was generally stronger relative to the British pound, Euro and Swiss Franc than during the nine months ended September 30, 2011, resulting in approximately $20.9 million of unfavorable foreign currency impact to our EMEA revenues during the nine months ended September 30, 2012 when compared to average exchange rates of the nine months ended September 30, 2011. We expect that our

EMEA revenues will continue to grow in future periods as a result of the ancotel acquisition, continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansion currently taking place in the Zurich metro area, which is expected to open during the first half of 2013. Our estimates of future revenue growth take account of known or anticipated changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 38% and 40%, respectively, of the regional revenues for the nine months ended September 30, 2012 and 2011. Our Asia-Pacific revenue growth was due to (i) $10.6 million of additional revenues from the impact of the Asia Tone acquisition, (ii) approximately $2.5 million of revenues generated from our recently-opened IBX center expansions in the Hong Kong, Sydney and Tokyo metro areas and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the nine ended September 30, 2012, the impact of foreign currency fluctuations to our Asia-Pacific revenues was not significant when compared to average exchange rates of the nine months ended September 30, 2011. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of the Asia Tone acquisition, continued growth in these recently-opened IBX center expansions and additional expansion currently taking place in the Singapore metro area, which is expected to open during the remainder of 2012. Our estimates of future revenue growth take account of known or anticipated changes in recurring revenues attributed to customer bookings, or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues for the nine months ended September 30, 2012 and 2011 were split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				% Change
	2012	%	2011	%	Actual	Constant currency

Americas	$397,608	57%	$362,454	59%	10%	10%
EMEA	166,957	24%	157,983	26%	6%	13%
Asia-Pacific	129,309	19%	92,143	15%	40%	40%

Total	$693,874	100%	$612,580	100%	13%	15%

	Nine months ended September 30,
	2012	2011
Cost of revenues as a percentage of revenues:
Americas	46%	50%
EMEA	53%	60%
Asia-Pacific	61%	59%
Total	50%	53%

Americas Cost of Revenues. Our Americas cost of revenues for the nine months ended September 30, 2012 and 2011 included $145.5 million and $132.0 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to both our organic IBX center expansion activity and the ALOG acquisition. Excluding depreciation expense, the increase in our Americas cost of revenues was primarily due to (i) $9.2 million of incremental cost of revenues from the impact of the ALOG acquisition, (ii) $5.3 million of higher compensation costs, including general salaries, bonuses, stock-based compensation cost and headcount growth (535 Americas cost of revenues employees as of September 30, 2012 versus 497 as of September 30, 2011), (iii) $5.0 million of costs associated with certain revenues from services provided to customers and (iv) higher utility costs. We expect Americas cost of revenues to increase as we continue to grow our business.

EMEA Cost of Revenues. EMEA cost of revenues for the nine months ended September 30, 2012 and 2011 included $50.4 million and $49.1 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to both our organic IBX center expansion activity and the ancotel acquisition. Excluding depreciation expense, the increase in our EMEA cost of revenues was primarily due to (i) $2.1 million of additional cost of revenues from the impact of the ancotel acquisition and (ii) $4.2 million of higher utility costs. During the nine months ended September 30, 2012, the U.S. dollar was generally stronger relative to the British pound, Euro and Swiss Franc than during the nine months ended September 30, 2011, resulting in approximately $12.3 million of favorable foreign currency impact to our EMEA cost of revenues during the nine months ended September 30, 2012 when compared to average exchange rates of the nine months ended September 30, 2011. On a constant currency basis, the increase in EMEA cost of revenues was primarily due to higher utility costs and depreciation expense. We expect EMEA cost of revenues to increase as we continue to grow our business, including the impact of the ancotel acquisition.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the nine months ended September 30, 2012 and 2011 included $52.4 million and $32.1 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to both our organic IBX center expansion activity and the Asia Tone acquisition. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily due to (i) $4.6 million of additional cost of revenues from the impact of the Asia Tone acquisition, (ii) $7.9 million of higher utility costs and (iii) $2.1 million of higher compensation costs, including general salaries, bonuses, stock-based compensation cost and headcount growth (174 Asia-Pacific cost of revenues employees as of September 30, 2012 versus 148 as of September 30, 2011). During the nine months ended September 30, 2012, the impact of foreign currency fluctuations to our Asia-Pacific cost of revenues was not significant when compared to average exchange rates of the nine months ended September 30, 2011. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business, including the impact of the Asia Tone acquisition.

Sales and Marketing Expenses. Our sales and marketing expenses for the nine months ended September 30, 2012 and 2011 were split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				% Change
	2012	%	2011	%	Actual	Constant currency

Americas	$92,726	63%	$74,062	65%	25%	26%
EMEA	35,827	24%	26,466	23%	35%	42%
Asia-Pacific	18,671	13%	12,683	12%	47%	47%

Total	$147,224	100%	$113,211	100%	30%	32%

	Nine months ended September 30,
	2012	2011
Sales and marketing expenses as a percentage of revenues:
Americas	11%	10%
EMEA	11%	10%
Asia-Pacific	9%	8%
Total	11%	10%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to $3.7 million of incremental sales and marketing expenses from the impact of the ALOG acquisition and $10.2 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (246 Americas sales and marketing employees as of September 30, 2012 versus 221 as of September 30, 2011) and $2.6 million of higher professional fees related to various consulting projects to support our growth. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Americas sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in Americas sales and marketing initiatives, we believe our Americas sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

EMEA Sales and Marketing Expenses. The increase in our EMEA sales and marketing expenses was primarily due to $5.0 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (144 EMEA sales and marketing employees as of September 30, 2012 versus 108 as of September 30, 2011). For the nine months ended September 30, 2012, the impact of foreign currency fluctuations to our EMEA sales and marketing expenses was not significant when compared to average exchange rates of the nine months ended September 30, 2011. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our EMEA sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in EMEA sales and marketing initiatives, we believe our EMEA sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to $4.7 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (86 Asia-Pacific sales and marketing employees as of September 30, 2012 versus 70 as of September 30, 2011). For the nine months ended September 30, 2012, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the nine months ended September 30, 2011. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Asia-Pacific sales and marketing expenses have increased. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2012 and 2011 were split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				% Change
	2012	%	2011	%	Actual	Constant currency

Americas	$178,910	73%	$139,368	72%	28%	28%
EMEA	40,025	17%	36,557	19%	9%	14%
Asia-Pacific	23,597	10%	18,061	9%	31%	31%

Total	$242,532	100%	$193,986	100%	25%	26%

	Nine months ended September 30,
	2012	2011
General and administrative expenses as a percentage of revenues:
Americas .	21%	19%
EMEA	13%	14%
Asia-Pacific	11%	11%
Total	17%	17%

Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $2.2 million of incremental general and administrative expenses from the impact of the ALOG acquisition, (ii) $16.3 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (602 Americas general and administrative employees as of September 30, 2012 versus 565 as of September 30, 2011), (iii) $14.7 million of higher professional fees related to various consulting projects to support our growth as well as the REIT conversion and (iv) $3.8 million of higher depreciation expense as a result of our ongoing efforts to support our growth, such as investments in systems. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including this investment in our back office systems and the REIT conversion process.

EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to $3.5 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (194 EMEA general and administrative employees as of September 30, 2012 versus 171 as of September 30, 2011), partially offset by $3.2 million of lower professional fees. For the nine months ended September 30, 2012, the impact of foreign currency fluctuations to our EMEA general and administrative expenses was not significant when compared to average exchange rates of the nine months ended September 30, 2011. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to $3.6 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (168 Asia-Pacific general and administrative employees as of September 30, 2012 versus 153 as of September 30, 2011). For the nine months ended September 30, 2012, the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates of the nine months ended September 30, 2011. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Restructuring Charges. We recorded no restructuring charges during the nine months ended September 30, 2012. During the nine months ended September 30, 2011, we recorded restructuring charges of $2.2 million primarily related to revised sublease assumptions on our excess leased space in the New York metro area. Our excess space lease in the New York metro area remains abandoned and continues to carry a restructuring charge.

Acquisition Costs. During the nine months ended September 30, 2012, we recorded acquisition costs totaling $6.9 million primarily attributed to the ancotel and Asia Tone acquisitions. During the nine months ended September 30, 2011, we recorded acquisition costs totaling $2.7 million primarily attributed to the ALOG acquisition. We do not expect to incur additional significant acquisition costs related to the ancotel and Asia Tone acquisitions during the remainder of 2012.

Interest Income. Interest income increased to $2.7 million for the nine months ended September 30, 2012 from $1.5 million for the nine months ended September 30, 2011. Interest income increased primarily due to higher yields on foreign invested balances. The average annualized yield for the nine months ended September 30, 2012 was 0.41% versus 0.35% for the nine months ended September 30, 2011. We expect our interest income to remain at these low levels for the foreseeable future due to the impact of a continued low interest rate environment and a portfolio more weighted towards short-term securities.

Interest Expense. Interest expense increased to $149.8 million for the nine months ended September 30, 2012 from $126.2 million for the nine months ended September 30, 2011. This increase was primarily due to the impact of our $750.0 million 7.00% senior notes offering in July 2011 and additional financings such as various capital lease and other financing obligations to support our expansion projects, partially offset by our settlement of the 2.50% convertible subordinated notes. During the nine months ended September 30, 2012 and 2011, we capitalized $19.6 million and $10.0 million, respectively, of interest expense to construction in progress. Going forward, we expect our interest expense to increase by approximately $5.0 million annually as a result of our drawdown of the ALOG financing in July 2012. However, we may take additional drawdowns from the U.S. revolving credit line under the U.S. financing or incur additional indebtedness to support our growth, resulting in further increased interest expense.

Other Income (Expense). We recorded $1.5 million of other expense for the nine months ended September 30, 2012 and $1.4 million of other income for the nine months ended September 30, 2011, primarily due to foreign currency exchange gains (losses) during the periods.

Loss on Debt Extinguishment. We recorded $5.2 million of loss on debt extinguishment for the nine months ended September 30, 2012 due to the repayment and termination of the Asia-Pacific financing. We did not record any loss on debt extinguishment for the nine months ended September 30, 2011.

Income Taxes. For the nine months ended September 30, 2012 and 2011, we recorded $44.5 million and $24.1 million of income tax expenses, respectively. Our effective tax rates were 30.7% and 24.1% for the nine months ended September 30, 2012 and 2011, respectively. The increase in the effective tax rate was primarily attributable to the recording of a valuation allowance assessed by us in 2012. We expect cash income taxes during the remainder of 2012 to increase substantially as we changed our method of depreciating and amortizing various data centers assets for tax purposes from our prior methods to methods that are more consistent with the characterization of such assets as real property for REIT purposes. The cash taxes for 2012 and 2011 are primarily for state and foreign income taxes. Our federal taxable income has been fully offset by net operating loss carryforwards in both 2012 and 2011. We expect to pay between $200.0 to $300.0 million in cash taxes during 2013.

Income from Discontinued Operations. For the nine months ended September 30, 2012 and 2011, our net income from discontinued operations was $1.2 million and $819,000, respectively.

Non-GAAP Financial Measures

We provide all information required in accordance with generally accepted accounting principles (GAAP), but we believe that evaluating our ongoing operating results from continuing operations may be difficult if limited to reviewing only GAAP financial measures. Accordingly, we use non-GAAP financial measures, primarily adjusted EBITDA, to evaluate our continuing operations. We also use adjusted EBITDA as a metric in the determination of employees’ annual bonuses and vesting of restricted stock units that have both a service and performance condition. In presenting adjusted EBITDA, we exclude certain items that we believe are not good indicators of our current or future operating performance. These items are depreciation, amortization, accretion of asset retirement obligations and accrued restructuring charges, stock-based compensation, restructuring charges and acquisition costs. Legislative and regulatory requirements encourage the use of and emphasis on GAAP financial metrics and require companies to explain why non-GAAP financial metrics are relevant to management and investors. We exclude these items in order for our lenders, investors, and industry analysts, who review and report on us, to better evaluate our operating performance and cash spending levels relative to our industry sector and competitors.

For example, we exclude depreciation expense as these charges primarily relate to the initial construction costs of our IBX data centers and do not reflect our current or future cash spending levels to support our business. Our IBX data centers are long-lived assets, and have an economic life greater than 10 years. The construction costs of our IBX data centers do not recur and future capital expenditures remain minor relative to our initial investment. This is a trend we expect to continue. In addition, depreciation is also based on the estimated useful lives of our IBX data centers. These estimates could vary from actual performance of the asset, are based on historical costs incurred to build out our IBX data centers, and are not indicative of current or expected future capital expenditures. Therefore, we exclude depreciation from our operating results when evaluating our continuing operations.

In addition, in presenting the non-GAAP financial measures, we exclude amortization expense related to certain intangible assets, as it represents a cost that may not recur and is not a good indicator of our current or future operating performance. We exclude accretion expense, both as it relates to asset retirement obligations as well as accrued restructuring charge liabilities, as these expenses represent costs which we believe are not meaningful in evaluating our current operations. We exclude stock-based compensation expense as it primarily represents expense attributed to equity awards that have no current or future cash obligations. As such, we, and many investors and analysts, exclude this stock-based compensation expense when assessing the cash generating performance of our continuing operations. We also exclude restructuring charges from our non-GAAP financial measures. The restructuring charges relate to our decisions to exit leases for excess space adjacent to several of our IBX data centers, which we did not intend to build out or our decision to reverse such restructuring charges, or severance charges related to the Switch and Data acquisition. Finally, we also exclude acquisition costs from our non-GAAP financial measures. The acquisition costs relate to costs we incur in connection with business combinations. Management believes such items as restructuring charges and acquisition costs are non-core transactions; however, these types of costs will or may occur in future periods.

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

We define adjusted EBITDA as income or loss from continuing operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges and acquisition costs as presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Income from continuing operations	$95,869	$77,441	$298,711	$222,976
Depreciation, amortization and accretion expense	105,450	88,193	288,874	246,453
Stock-based compensation expense	22,437	19,102	61,906	52,762
Restructuring charges	—	1,587	—	2,186
Acquisition costs	4,542	699	6,883	2,729

Adjusted EBITDA	$228,298	$187,022	$656,374	$527,106

The geographic split of our adjusted EBITDA is presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Americas:
Income from continuing operations	$63,740	$50,984	$191,978	$146,739
Depreciation, amortization and accretion expense	60,322	54,588	175,630	157,625
Stock-based compensation expense	17,299	15,071	47,924	41,247
Restructuring charges	—	1,587	—	2,186
Acquisition costs	—	677	(91)	2,599

Adjusted EBITDA	$141,361	$122,907	$415,441	$350,396

EMEA:
Income from continuing operations	$20,565	$16,305	$70,806	$41,954
Depreciation, amortization and accretion expense	22,054	19,354	57,695	54,710
Stock-based compensation expense	2,900	2,308	7,737	6,750
Acquisition costs	1,006	—	2,376	14

Adjusted EBITDA	$46,525	$37,967	$138,614	$103,428

Asia-Pacific:
Income from continuing operations	$11,564	$10,152	$35,927	$34,283
Depreciation, amortization and accretion expense	23,074	14,251	55,549	34,118
Stock-based compensation expense	2,238	1,723	6,245	4,765
Acquisition costs	3,536	22	4,598	116

Adjusted EBITDA	$40,412	$26,148	$102,319	$73,282

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

Liquidity and Capital Resources

As of September 30, 2012, our total indebtedness was comprised of (i) convertible debt principal totaling $769.7 million from our 3.00% convertible subordinated notes and our 4.75% convertible subordinated notes (gross of discount) and (ii) non-convertible debt and financing obligations totaling $2.3 billion consisting of (a) $1.5 billion of principal from our 8.125% and 7.00% senior notes, (b) $248.7 million of principal from our loans payable and (c) $502.7 million from our capital lease and other financing obligations. In April 2012, virtually all of the holders of the 2.50% convertible subordinated notes converted their notes. We settled the $250.0 million in aggregate principal amount of the 2.50% convertible subordinated notes, plus accrued interest, in $253.1 million of cash and 622,867 shares of our common stock, which were issued from our treasury stock. In July 2012, we fully utilized the U.S. term loan to prepay and terminate the Asia-Pacific financing and the ALOG financing to prepay and terminate the existing outstanding ALOG loans payable and to fund operations. In November 2012, we received net proceeds of approximately $76.5 million upon the close of the divestiture.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of tax liabilities related to the decision to convert to a REIT (see below) and to complete our publicly-announced expansion projects. As of September 30, 2012, we had $519.8 million of cash, cash equivalents and short-term and long-term investments, of which approximately $320.3 million was held in the U.S. We believe that our current expansion activities in the U.S. can be funded with our U.S.-based cash and cash equivalents and investments. Besides our investment portfolio, additional liquidity available to us from the U.S. financing and any further financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity. Additionally, approximately 19% of our gross trade receivables are attributable to our EMEA region, and due to the risks posed by the current European debt crisis and credit downgrade, our EMEA-based customers may have difficulty paying us. As a result, our liquidity could be adversely impacted by the possibility of increasing trade receivable aging and higher allowance for doubtful accounts.

As of September 30, 2012, we had a total of approximately $528.5 million of additional liquidity available to us under the U.S. financing. While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and to complete our publicly-announced IBX expansion plans, we may pursue additional expansion opportunities, primarily the build-out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions. While we expect to fund these expansion plans with our existing resources, additional financing, either debt or equity, may be required to pursue certain new or unannounced additional expansion plans, including acquisitions. However, if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

Impact of REIT Conversion

In accordance with tax rules applicable to REIT conversions, we expect to issue special distributions to our stockholders of undistributed accumulated earnings and profits of approximately $700.0 million to $1.1 billion, which is collectively referred to as the E&P distribution, which we expect to pay out in a combination of up to 20% in cash and at least 80% in the form of our common stock. We expect to make the E&P distribution only after receiving a favorable PLR from the IRS and anticipate making a significant portion of the E&P distribution before 2015, with the balance distributed in 2015. In addition, following the completion of the REIT conversion, we intend to declare regular distributions to our stockholders.

There are significant tax and other costs associated with implementing the REIT conversion, and certain tax liabilities may be incurred regardless of the whether we ultimately succeed in converting to a REIT. We currently estimate that we will incur approximately $50.0 to $80.0 million in costs to support the REIT conversion, in addition to related tax liabilities associated with a change in our method of depreciating and amortizing various data center assets for tax purposes from our current method to methods that are more consistent with the characterization of such assets as real property for REIT purposes. The total recapture of depreciation and amortization expenses across all relevant assets is expected to result in U.S. tax liabilities of approximately $340.0 to $420.0 million. These amounts may still be payable in the four-year period starting 2012 even if we abandon the REIT conversion for, among other reasons, failing to receive the PLR we are seeking. As we will use our NOLs to offset a portion of these tax liabilities, we anticipate that we will utilize all of our NOLs in 2012. If the REIT conversion is successful, we also expect to incur additional annual compliance costs of approximately $5.0 to $10.0 million in future years.

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$422,927	$399,988
Net cash used in investing activities	(233,546)	(1,304,819)
Net cash provided by (used in) financing activities	(234,969)	832,111

Operating Activities. The increase in net cash provided by operating activities was primarily due to improved operating results, partially offset by excess tax benefits from stock-based compensation and payments of accrued expenses including acquisition costs and expenses incurred for the REIT conversion process. Although our collections remain strong, it is possible for some large customer receivables that were anticipated to be collected in one quarter to slip to the next quarter. For example, certain customer receivables that were anticipated to be collected in September 2012 were instead collected in October 2012, which negatively impacted cash flows from operating activities for the nine months ended September 30, 2012. We expect that we will continue to generate cash from our operating activities during the remainder of 2012 and beyond; however, we expect to pay an increased amount of income taxes until such time that we become a REIT, which will negatively impact the cash we generate from operating activities.

Investing Activities. The net cash used in investing activities for the nine months ended September 30, 2012 was primarily due to $365.9 million of purchases of investments, $554.1 million of capital expenditures as a result of expansion activity and $273.0 million of cash paid for the Asia Tone and ancotel acquisitions, partially offset by $880.3 million of sales and maturities of investments and $87.4 million of release of restricted cash primarily related to payments made in connection with the Paris 4 IBX financing. The net cash used in investing activities for the nine months ended September 30, 2011 was primarily due to $1.0 billion of purchases of investments principally from the proceeds of our 7.00% senior notes offering, $495.5 million of capital expenditures as a result of expansion activity and $95.9 million of cash deposited into a restricted cash account as collateral for the developer of the Paris 4 IBX during the construction period. During 2012, we expect that our IBX expansion construction activity will be similar to our 2011 levels. However, if the opportunity to expand is greater than planned and we have sufficient funding to increase the expansion opportunities available to us, we may increase the level of capital expenditures to support this growth as well as pursue additional acquisitions or joint ventures. In the fourth quarter of 2012, we received net proceeds from the divestiture of $76.5 million.

Financing Activities. The net cash used in financing activities for the nine months ended September 30, 2012 was primarily due to $574.7 million of repayments of the principal amount of the 2.50% convertible subordinated notes, our loans payable and capital lease and other financing obligations, partially offset by $249.6 million of proceeds from drawdowns of new financings entered into during the period and $53.2 million of excess tax benefits from stock-based compensation. The net cash provided by financing activities for the nine months ended September 30, 2011 was primarily due to $750.0 million of gross proceeds from our 7.00% senior notes offering.

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

3.00% Convertible Subordinated Notes. In September 2007, we issued $396.0 million aggregate principal amount of 3.00% convertible subordinated notes due October 15, 2014. Holders of the 3.00% convertible subordinated notes may convert their notes at their option on any day up to and including the business day immediately preceding the maturity date into shares of our common stock. The base conversion rate is 7.436 shares of common stock per $1,000 principal amount of 3.00% convertible subordinated notes, subject to adjustment. This represents a base conversion price of approximately $134.48 per share of common stock. If, at the time of conversion, the applicable stock price of the our common stock exceeds the base conversion price, the conversion rate will be determined pursuant to a formula resulting in the receipt of up to 4.4616 additional shares of common stock per $1,000 principal amount of the 3.00% convertible subordinated notes, subject to adjustment. However, in no event would the total number of shares issuable upon conversion of the 3.00% convertible subordinated notes exceed 11.8976 per $1,000 principal amount of 3.00% convertible subordinated notes, subject to anti-dilution adjustments, or the equivalent of $84.05 per share of our common stock or a total of 4,711,283 shares of our common stock. As of September 30, 2012, had the holders of the 3.00% convertible subordinated notes converted their notes, the 3.00% convertible subordinated notes would have been convertible into 3,510,021 shares of our common stock.

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

Holders of the 4.75% convertible subordinated notes were eligible to convert their notes during the three months ended September 30, 2012, since the sale price of our common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the three months ended June 30, 2012, was greater than 130% of the conversion price per share of common stock on such last trading day. As of September 30, 2012, had the holders of the 4.75% convertible subordinated notes converted their notes, the 4.75% convertible subordinated notes would have been convertible into a maximum of 4,432,407 shares of our common stock.

U.S. Financing. In June 2012, we entered into a credit agreement with a group of lenders for a $750.0 million credit facility, referred to as the U.S. financing, comprised of a $200.0 million term loan facility, referred to as the U.S. term loan, and a $550.0 million multicurrency revolving credit facility, referred to as the U.S. revolving credit line. The U.S. financing contains several financial covenants with which we must comply on a quarterly basis, including a maximum senior leverage ratio covenant, a minimum fixed charge coverage ratio covenant and a minimum tangible net worth covenant. The U.S. financing is guaranteed by certain of our domestic subsidiaries and is secured by our and the guarantors’ accounts receivable as well as pledges of the equity interests of certain of our direct and indirect subsidiaries. The U.S. term loan and U.S. revolving credit line both have a five-year term, subject to the satisfaction of certain conditions with respect to our outstanding convertible subordinated notes. We are required to repay the principal balance of the U.S. term loan in equal quarterly installments over the term. The U.S. term loan bears interest at a rate based on LIBOR or, at our option, the base rate, which is defined as the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate and (c) one-month LIBOR plus 1.00%, plus, in either case, a margin that varies as a function of our senior leverage ratio in the range of 1.25%-2.00% per annum if we elect to use the LIBOR index and in the range of 0.25%-1.00% per annum if we elect to use the base rate index. In July 2012, we fully utilized the U.S. term loan and used the funds to prepay the outstanding balance of and terminate the Asia-Pacific financing (see below). As of September 30, 2012, we had $190.0 million outstanding under the U.S. term loan with an effective interest rate of 2.51% per annum.

The U.S. revolving credit line allows us to borrow, repay and reborrow over the term. The U.S. revolving credit line provides a sublimit for the issuance of letters of credit of up to $150.0 million at any one time. We may use the U.S. revolving credit line for working capital, capital expenditures, issuance of letters of credit, and other general corporate purposes. Borrowings under the U.S. revolving credit line bear interest at a rate based on LIBOR or, at our option, the base rate as defined above plus, in either case, a margin that varies as a function of our senior leverage ratio in the range of 0.95%-1.60% per annum if we elect to use the LIBOR index and in the range of 0.00%-0.60% per annum if we elect to use the base rate index. We are required to pay a quarterly letter of credit fee on the face amount of each letter of credit, which fee is based on the same margin that applies from time to time to LIBOR-indexed borrowings under the U.S. revolving credit line. We are also required to pay a quarterly facility fee ranging from 0.30%-0.40% per annum of the U.S. revolving credit line, regardless of the amount utilized, which fee also varies as a function of our senior leverage ratio. In June 2012, the outstanding letters of credit issued under the senior revolving credit line (see below) were assumed under the U.S. revolving credit line and the senior revolving credit line was terminated. As of September 30, 2012, we had 13 irrevocable letters of credit totaling $21.5 million issued and outstanding under the U.S. revolving credit line. As a result, the amount available to us to borrow under the U.S. revolving credit line was $528.5 million as of September 30, 2012. As of September 30, 2012, we were in compliance with all covenants of the U.S. financing. Debt issuance costs related to the U.S. financing, net of amortization, were $8.4 million as of September 30, 2012.

Asia-Pacific Financing. In May 2010, our five wholly-owned subsidiaries, located in Australia, Hong Kong, Japan and Singapore, completed a multi-currency credit facility agreement for approximately $223.6 million, comprising 79.2 million Australian dollars, 370.4 million Hong Kong dollars, 99.4 million Singapore dollars and 1.5 billion Japanese yen. The Asia-Pacific financing had a five-year term with semi-annual principal payments and quarterly debt service and consisted of two tranches: (i) Tranche A totaling approximately $90.8 million was available for immediate drawing upon satisfaction of certain conditions precedent and (ii) Tranche B totaling approximately $132.8 million was available for drawing in Australian, Hong Kong and Singapore dollars only for up to 24 months following the effective date of the Asia-Pacific financing. The Asia Pacific financing bore an interest rate of 3.50% above the local borrowing rates for the first 12 months and interest rates between 2.50%-3.50% above the local borrowing rates thereafter, depending on the leverage ratio within these five subsidiaries. The Asia-Pacific financing contained four financial covenants, which we had to comply with quarterly, consisting of two leverage ratios, an interest coverage ratio and a debt service ratio. The Asia-Pacific financing was guaranteed by us, and was secured by most of our five subsidiaries’ assets and share pledges. As of December 31, 2011, our five subsidiaries had fully utilized Tranche A and Tranche B under the Asia-Pacific financing. The loans payable under the Asia-Pacific financing had a final maturity date of March 2015. In July 2012, we fully repaid and terminated the Asia-Pacific financing. As a result, we wrote off outstanding unamortized debt issuance costs associated with the Asia-Pacific Financing and recorded a loss on debt extinguishment of $5.2 million.

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

ALOG Financing. In June 2012, ALOG completed a 100.0 million Brazilian real credit facility agreement, or approximately $49.3 million, referred to as the ALOG financing. The ALOG financing has a five-year term with semi-annual principal payments beginning in the third year of its term and quarterly interest payments during the entire term. The ALOG financing bears an interest rate of 2.75% above the local borrowing rate. The ALOG financing contains financial covenants, which ALOG must comply with annually, consisting of a leverage ratio and a fixed charge coverage ratio. The ALOG financing is not guaranteed by ALOG or us. The ALOG financing is not secured by ALOG’s or our assets. The ALOG financing has a final maturity date of June 2017. In September 2012, ALOG fully utilized the ALOG financing and used a portion of the funds to prepay and terminate ALOG loans payable outstanding. As of

September 30, 2012, the effective interest rate under the ALOG financing was 10.7% per annum.

Paris 4 IBX Financing. During the nine months ended September 30, 2012, construction activity increased the Paris 4 IBX financing liability by $33.7 million and we made payments of $88.8 million from the restricted cash account under the Paris 4 IBX financing.

Asia Tone Loans Payable. In July 2012, we assumed approximately $20.7 million of debt from the Asia Tone acquisition. During the three months ended September 30, 2012, we prepaid and terminated a total of approximately $17.5 million of the Asia Tone loans payable. As of September 30, 2012, the remaining Asia Tone loans payable outstanding had an effective interest rate of 2.40% per annum.

Contractual Obligations and Off-Balance-Sheet Arrangements

We lease a majority of our IBX centers and certain equipment under non-cancelable lease agreements expiring through 2035. The following represents our debt maturities, financings, leases and other contractual commitments as of September 30, 2012 (in thousands):

	2012 (3 months)	2013	2014	2015	2016	Thereafter	Total
Convertible debt (1)	$—	$—	$395,986	$—	$373,730	$—	$769,716
Senior notes (1)	—	—	—	—	—	1,500,000	1,500,000
U.S. term loan (1)	10,000	40,000	40,000	40,000	40,000	20,000	190,000
ALOG financing (1)	—	14,100	14,099	14,100	7,050	—	49,349
Asia Tone loans payable (1)	3,200	—	—	—	—	—	3,200
Paris 4 IBX financing (2)	2,389	6,046	—	—	—	—	8,435
Interest (3)	15,443	151,795	148,165	136,418	125,200	354,692	931,713
Capital lease and other financing obligations (4)	12,498	51,430	56,248	59,245	59,156	483,427	722,004
Operating leases under accrued restructuring charges (5)	610	2,444	2,459	1,445	—	—	6,958
Operating leases (6)	45,738	120,918	116,320	94,128	88,106	483,125	948,335
Other contractual commitments (7)	160,905	101,187	58,218	29,646	11	—	349,967
Asset retirement obligations (8)	85	1,930	5,150	8,774	442	45,253	61,634
ALOG acquisition contingent consideration (9)	—	9,416	—	—	—	—	9,416
Redeemable non-controlling interests	—	—	78,191	—	—	—	78,191

	$250,868	$499,266	$914,836	$383,756	$693,695	$2,886,497	$5,628,918

(1)	Represents principal only.
(2)	Represents total payments to be made to complete the construction of the Paris 4 IBX center.
(3)	Represents interest on ALOG financing, Asia Tone loans payable, convertible debt, senior notes and U.S. term loan based on their approximate interest rates as of September 30, 2012.
(4)	Represents principal and interest.
(5)	Excludes any subrental income.
(6)	Represents minimum operating lease payments, excluding potential lease renewals.
(7)	Represents off-balance sheet arrangements. Other contractual commitments are described below.
(8)	Represents liability, net of future accretion expense.
(9)	Represents an off-balance sheet arrangement for the ALOG acquisition contingent consideration and includes the portion of the contingent consideration that will be funded by Riverwood Capital L.P. (“Riverwood”), who has an indirect, non-controlling equity interest in ALOG through Zion RJ Participações S.A. (“Zion”), a Brazilian joint-stock company controlled by our wholly-owned subsidiary and co-owned by RW Brasil Fundo de Investimento em Participações, a subsidiary of Riverwood.

In connection with certain of our leases, we entered into 13 irrevocable letters of credit totaling $21.5 million under the U.S. revolving credit line. These letters of credit were provided in lieu of cash deposits under the revolving credit line. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the senior revolving credit line. These contingent commitments are not reflected in the table above.

We had accrued liabilities related to uncertain tax positions totaling approximately $20.0 million as of September 30, 2012. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.

Primarily as a result of our various IBX expansion projects, as of September 30, 2012, we were contractually committed for $90.4 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2012 and thereafter, is reflected in the table above as “other contractual commitments.”

We had other non-capital purchase commitments in place as of September 30, 2012, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2012 and beyond. Such other purchase commitments as of September 30, 2012 which total $259.6 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $90.0 million to $120.0 million, in addition to the $90.4 million in contractual commitments discussed above as of September 30, 2012, in our various IBX expansion projects during 2012 and thereafter in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.

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

While there have been no significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the nine months ended September 30, 2012 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2011, the U.S. dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the nine months ended September 30, 2012. This has significantly impacted our consolidated financial position and results of operations during this period including the amount of revenue that we reported. Continued strengthening or weakening of the U.S. dollar will continue to have a significant impact to us in future periods.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Pihana Litigation

On August 22, 2008, a complaint was filed against Equinix, certain former officers and directors of Pihana Pacific, Inc. (“Pihana”), certain investors in Pihana, and others. The lawsuit was filed in the First Circuit Court of the State of Hawai’i, and arises out of December 2002 agreements pursuant to which Equinix merged Pihana and i-STT (a subsidiary of Singapore Technologies Telemedia Pte Ltd) into the Internet exchange services business of Equinix. Plaintiffs, who were allegedly holders of Pihana common stock, allege that their rights as shareholders were violated, and the transaction was effectuated improperly, by Pihana’s majority shareholders, officers and directors, with the alleged assistance of Equinix and others. Among other things, plaintiffs contend that they effectively had a right to block the transaction, that this supposed right was disregarded, and that they improperly received no consideration when the deal was completed. The complaint seeks to recover unspecified punitive damages, equitable relief, fees and costs, and compensatory damages in an amount that plaintiffs allegedly “believe may be all or a substantial portion of the approximately $725.0 million value of Equinix held by Defendants” (a group that includes more than 30 individuals and entities). An amended complaint, which added new plaintiffs (other alleged holders of Pihana common stock) but is otherwise substantially similar to the original pleading, was filed on September 29, 2008 (the “Amended Complaint”). On October 13, 2008, a complaint was filed in a separate action by another purported holder of Pihana common stock, naming the same defendants and asserting substantially similar allegations as the August 22, 2008 and September 29, 2008 pleadings. On December 12, 2008, the Court entered a stipulated order, which consolidated the two actions under one case number and set January 22, 2009 as the last day for Defendants to move to dismiss or otherwise respond to the Amended Complaint, the operative complaint in this case. On January 22, 2009, motions to dismiss the Amended Complaint were filed by Equinix and other Defendants. On April 24, 2009, plaintiffs filed a Second Amended Complaint (“SAC”) to correct the naming of certain parties. The SAC is otherwise substantively identical to the Amended Complaint, and all motions to dismiss the Amended Complaint have been treated as responsive to the SAC. On September 1, 2009, the Court heard Defendants’ motions to dismiss the SAC and ruled at the hearing that all claims against all Defendants are time-barred. The Court also considered whether there were further independent grounds for dismissing the claims, and supplemental briefing was submitted with respect to claims against one defendant and plaintiffs’ renewed request for further leave to amend. On March 23, 2010, the Court entered final Orders granting the motions to dismiss as to all Defendants and issued a minute Order denying plaintiffs’ renewed request for further leave to amend. On May 21, 2010, plaintiffs filed a Notice of Appeal. In January 2011, one group of co-defendants (Morgan Stanley and certain persons and entities affiliated with it) entered into a separate settlement with plaintiffs. The Trial Court determined that the settlement was made in “good faith” in accordance with Hawai‘i statutory law, and certain non-settling defendants (including Equinix) filed an appeal from that order before the Intermediate Court of Appeals. That appeal was stayed pending resolution of plaintiffs’ appeal before the Hawai‘i Supreme Court. In August 2011, another group of co-defendants (UBS AG and UBS Capital Asia Pacific Limited Fund) entered into a separate settlement with plaintiffs. The parties stipulated that the ultimate disposition of the Morgan Stanley “good faith” determination would apply to the UBS settlement. In December 2011, the parties reached agreement in principle on a global settlement which provides, among other things, that all claims and proceedings against all defendants will be dismissed with prejudice. On June 29, 2012, the Court granted the parties’ motion for determination of good faith settlement and the parties signed stipulations for dismissal. On July 10, 2012, the Court entered the order granting the parties’ motion for determination of good faith settlement. On July 23, 2012, the parties filed a stipulation and request for dismissal in the Hawai’i Supreme Court, which granted an order approving the stipulation and dismissed the case with prejudice on August 8, 2012.

Alleged Class Action and Shareholder Derivative Actions

On March 4, 2011, an alleged class action entitled Cement Masons & Plasterers Joint Pension Trust v. Equinix, Inc., et al., No. CV-11-1016-SC, was filed in the United States District Court for the Northern District of California, against Equinix and two of our officers. The suit asserts purported claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for allegedly misleading statements regarding our business and financial results. The suit is purportedly brought on behalf of purchasers of our common stock between July 29, 2010 and October 5, 2010, and seeks compensatory damages, fees and costs. Defendants filed a motion to dismiss on November 7, 2011. On March 2, 2012, the Court granted defendants’ motion to dismiss without prejudice and gave plaintiffs thirty days in which to amend their complaint. Pursuant to stipulation and order of the court entered on March 16, 2012, the parties agreed that plaintiffs would have up to and through May 2, 2012 to file a Second Amended Complaint. On May 2, 2012 plaintiffs filed a Second Amended Complaint asserting the same basic allegations as in the prior complaint. On June 15, 2012, defendants moved to dismiss the Second Amended Complaint. On September 19, 2012, the Court took the hearing on defendants’ motion to dismiss the Second Amended Complaint off calendar and notified the parties that it would make its decision on the pleadings. Subsequently, on September 24, 2012 the Court requested the parties submit supplemental briefing on or before October 9, 2012. The supplemental briefing was submitted on October 9, 2012.

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

In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business and us:

Risks Related to the Proposed REIT Conversion

Although we have chosen to pursue conversion to a REIT, we may not be successful in converting to a REIT effective January 1, 2015, or at all.

In September 2012, our board of directors approved the REIT conversion. There are significant implementation and operational complexities to address before we can convert to a REIT, including obtaining a favorable PLR from the IRS, completing internal reorganizations, modifying accounting, information technology and real estate systems, receiving stockholder approvals and making required stockholder payouts. Further, changes in legislation, U.S. federal tax rules and interpretations thereof could adversely impact our ability to convert to a REIT.

Additionally, several conditions must be met in order to complete the conversion to a REIT, and the timing and outcome of many of these conditions are beyond our control. For example, we cannot provide assurance that the IRS will ultimately provide us with a favorable PLR or that any favorable PLR will be received in a timely manner for us to convert successfully to a REIT as of January 1, 2015. Even if the transactions necessary to implement REIT conversion are effected, our board of directors may decide not to elect REIT status, or to delay such election, if it determines in its sole discretion that it is not in the best interests of us or our stockholders. We can provide no assurance if or when conversion to a REIT will be successful. Furthermore, the effective date of the REIT conversion could be delayed beyond January 1, 2015, in which event we could not elect REIT status until the taxable year beginning January 1, 2016, at the earliest.

We may not realize the anticipated benefits to stockholders, including the achievement of significant tax savings for us and regular distributions to our stockholders.

Even if we convert to a REIT and elect REIT status, we cannot provide assurance that our stockholders will experience benefits attributable to our qualification and taxation as a REIT, including our ability to reduce our corporate level federal tax through distributions to stockholders and to make regular distributions to stockholders. The realization of the anticipated benefits to stockholders will depend on numerous factors, many of which are outside our control. In addition, future distributions to stockholders will depend on our cash flows, as well as the impact of alternative, more attractive investments as compared to dividends. Further, changes in legislation or the federal tax rules could adversely impact the benefits of being a REIT.

We may not qualify or remain qualified as a REIT.

Although, if we convert to a REIT, we plan to operate in a manner consistent with REIT qualification rules, we cannot provide assurance that we will, in fact, qualify as a REIT or remain so qualified. REIT qualification involves the application of highly technical and complex provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions. Changes in legislation, U.S. federal tax rules and interpretations thereof could also prevent us from converting to a REIT or remaining qualified as a REIT.

Complying with REIT qualification requirements may limit our flexibility or cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our common stock. For example, under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more TRS and other nonqualifying assets. This limitation may affect our ability to make large investments in other non-REIT qualifying operations or assets. As such, compliance with REIT tests may hinder our ability to make certain attractive investments, including the purchase of significant nonqualifying assets and the material expansion of non-real estate activities.

There are uncertainties relating to our estimate of our E&P distribution, as well as the timing of such E&P distribution and the percentage of common stock and cash we may distribute.

We have provided an estimated range of the E&P distribution. We are in the process of conducting a study of our pre-REIT accumulated earnings and profits as of the close of our 2011 taxable year using our historic tax returns and other available information. This is a very involved and complex study, which is not yet complete, and the actual result of the study relating to our pre-REIT accumulated earnings and profits as of the close of our 2011 taxable year may be materially different from our current estimates. In addition, the estimated range of our E&P distribution is based on our projected taxable income for our 2012, 2013 and 2014 taxable years and our current business plans and performance, but our actual earnings and profits (and the actual E&P distribution) will vary depending on, among other items, the timing of certain transactions, our actual taxable income and performance for 2012, 2013 and 2014 and possible changes in legislation or tax rules and IRS revenue procedures relating to distributions of earnings and profits. For these reasons and others, our actual E&P distribution may be materially different from our estimated range.

We anticipate distributing a significant portion of the E&P distribution before 2015, with the balance distributed in 2015, but the timing of the planned E&P distribution, which may or may not occur, may be affected by potential tax law changes, the completion of various phases of the REIT conversion process and other factors beyond our control.

We also anticipate paying at least 80% of the E&P distribution in the form of common stock and up to 20% in the form of cash. We may in fact decide, based on our cash flows and strategic plans, IRS revenue procedures relating to distributions of earnings and profits, leverage and other factors, to pay these amounts in a different mix of cash and common stock.

We may restructure or issue debt or raise equity to satisfy our E&P distribution and other conversion costs.

Depending on the ultimate size and timing of the E&P distribution and the cash outlays associated with our conversion to a REIT, we may restructure or issue debt and/or issue equity to fund these disbursements, even if the then-prevailing market conditions are not favorable for these transactions. Whether we issue equity, at what price and amount and other terms of any such issuances will depend on many factors, including alternative sources of capital, our then existing leverage, our need for additional capital, market conditions and other factors beyond our control. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders may be reduced. In addition, new equity securities or convertible debt securities could have rights, preferences, and privileges senior to those of our current stockholders, which could substantially decrease the value of our securities owned by them. Depending on the share price we are able to obtain, we may have to sell a significant number of shares in order to raise the capital we deem necessary to execute our long-term strategy, and our stockholders may experience dilution in the value of their shares as a result.

There are uncertainties relating to the costs associated with implementing the REIT conversion.

We have provided an estimated range of our tax and other costs to convert to a REIT, including estimated tax liabilities associated with a change in our method of depreciating and amortizing various assets and annual compliance costs. Our estimate of these taxes and other costs, however, may not be accurate, and such costs may turn out to be higher than our estimates due to unanticipated outcomes in the PLR, changes in our business support functions and support costs, the unsuccessful execution of internal planning, including restructurings and cost reduction initiatives, or other factors.

Other Risks

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

We have a significant amount of debt. Notwithstanding our intention to become free cash flow positive in 2013, we may not achieve such goal and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, the E&P distribution or the cash outlays associated with conversion to a REIT. As of September 30, 2012, our total indebtedness was approximately $3.0 billion, our stockholders’ equity was $2.2 billion and our cash and investments totaled $519.8 million. In addition, as of September 30, 2012, we had approximately $528.5 million of additional liquidity available to us as a result of a new $750.0 million credit facility agreement entered into with a group of lenders in the U.S. as more fully described in Note 10 to Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. Some of our debt contains covenants which may limit our operating flexibility. In addition to our substantial debt, we lease a majority of our IBX centers and certain equipment under non-cancelable lease agreements, the majority of which are accounted for as operating leases. As of September 30, 2012, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $948.3 million, which represents off-balance sheet commitments.

Our substantial amount of debt and related covenants, and our off-balance sheet commitments, could have important consequences. For example, they could:

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

Since January 1, 2011, the closing sale price of our common stock on the NASDAQ Global Select Market has ranged from $82.00 to $206.05 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. General economic and market conditions, and market conditions for telecommunications stocks in general, may affect the market price of our common stock.

Announcements by us or others, or speculations about our future plans, may also have a significant impact on the market price of our common stock. These may relate to:

•	our operating results or forecasts;

•	new issuances of equity, debt or convertible debt by us;

•	changes to our capital allocation, tax planning or business strategy;

•	our planned conversion to a REIT;

•	our stock repurchase program;

•	developments in our relationships with corporate customers;

•	announcements by our customers or competitors;

•	changes in regulatory policy or interpretation;

•	governmental investigations;

•	changes in the ratings of our debt or stock by rating agencies or securities analysts;

•	our purchase or development of real estate and/or additional IBX data centers;

•	our acquisitions of complementary businesses; or

•	the operational performance of our IBX data centers.

The stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging telecommunications companies, and which have often been unrelated to their operating performance. These broad market fluctuations may adversely affect the market price of our common stock. In addition, if we are unsuccessful in our planned conversion to a REIT, the market price of our common stock may decrease, and the decrease may be material. Furthermore, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future.

Securities litigation against us could result in substantial costs and/or damages, and divert management’s attention from other business concerns, which could seriously harm our business.

If we are not able to generate sufficient operating cash flows or obtain external financing, our ability to fund incremental expansion plans may be limited.

Our capital expenditures, together with ongoing operating expenses, obligations to service our debt and the costs associated with our REIT conversion, will be a substantial drain on our cash flow and may decrease our cash balances. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. Our inability to obtain additional debt and/or equity financing or to generate sufficient cash from operations may require us to prioritize projects or curtail capital expenditures which could adversely affect our results of operations.

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

In order to sustain our growth in certain of our existing and new markets, we must expand an existing data center, lease a new facility or acquire suitable land with or without structures to build new IBX data centers from the ground up. Expansions or new builds are currently underway, or being contemplated, in many of our markets. Any related construction requires us to carefully select and rely on the experience of one or more designers, general contractors, and associated subcontractors during the design and construction process. Should a designer, general contractor, or significant subcontractor experience financial or other problems during the design or construction process, we could experience significant delays, increased costs to complete the project and/or other negative impacts to our expected returns.

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

Fossil fuel combustion creates greenhouse gas (“GHG”) emissions that are linked to global climate change. Regulations to limit GHG emissions are in force in the European Union in an effort to prevent or reduce climate change. In the United States, the U.S. Environmental Protection Agency (“EPA”) regulates GHG emissions from major stationary sources under the Clean Air Act. Current regulations apply to large sources of GHGs such as, for example, fossil-fueled electricity generating facilities, and the construction of new facilities that emit 100,000 tons per year or more of carbon dioxide equivalent (“CO2e”, a unit of measurement for GHGs) or to the modification of an existing facility that results in an increase of GHG emissions by 75,000 tons per year of CO2e. A small source exception applies to our existing and anticipated facilities, which exempts sources emitting below 50,000 tons per year of CO2e or any modification resulting in an increase of less than 50,000 tons per year of CO2e, from permitting requirements until at least April 30, 2016. EPA may develop permitting requirements for smaller sources of GHGs after April 30, 2016, which could potentially affect our facilities. We will continue to monitor the developments of this regulatory program to evaluate its impact on our facilities and business.

Several states within the United States have adopted laws intended to limit fossil fuel consumption and/or encourage renewable energy development for the same purpose. For example, California enacted AB-32, the Global Warming Solutions Act of 2006, prescribing a statewide cap on global warming pollution with a goal of reaching 1990 GHG emission levels by 2020, and established a mandatory emissions reporting program. Regulations adopted by the California Air Resources Board took effect January 1, 2012, and will require allowances to be surrendered for emissions of GHGs commencing January 1, 2013. This first phase of the cap-and-trade program will increase our electricity costs by an amount that cannot yet be determined, but could exceed 5% of our costs of electricity at our California locations. In 2015, a second phase of the program will begin, imposing allowance obligations upon suppliers of most forms of fossil fuels, which will increase the costs of our petroleum fuels used for transportation and emergency generators.

We do not anticipate that climate change-related laws and regulations would directly limit the emissions of GHG by our operations. We could, however, be directly subject to taxes, fees or costs, or could indirectly be required to reimburse electricity providers for such costs representing the GHG attributable to our electricity or fossil fuel consumption. These cost increases could materially increase our costs of operation or limit the availability of electricity or emergency generator fuels. The physical impacts of climate change, including extreme weather conditions such as heat waves, could materially increase our costs of operation due to, for example, an increase in our energy use in order to maintain the temperature and internal environment of our data centers necessary for our operations. To the extent any environmental laws enacted or regulations impose new or unexpected costs, our business, results of operations or financial condition may be adversely affected.

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

We must be able to differentiate our IBX data centers and product offerings from those of our competitors. In addition to competing with other neutral colocation providers, we compete with traditional colocation providers, including telecom companies, carriers, internet service providers and managed services providers, and with large REITs, who also operate in our market, and may enjoy a cost advantage in providing services similar to those provided by our IBX data centers. We may experience competition from our landlords, some of which are REITs, which could also reduce the amount of space available to us for expansion in the future. Rather than leasing available space in our buildings to large single tenants, they may decide to convert the space instead to smaller square foot units designed for multi-tenant colocation use, blurring the line between retail and wholesale space. We may also face competition from existing competitors or new entrants to the market seeking to replicate our global IBX data center concept by building or acquiring data centers, offering colocation on neutral terms or by replicating our strategy and messaging. Finally, customers may also decide it is cost-effective for them to build out their own data centers. Once customers have an established data center footprint, either through a relationship with one of our competitors or through in-sourcing, it may be extremely difficult to convince them to relocate to our IBX data centers.

Some of our competitors may adopt aggressive pricing policies, especially if they are not highly leveraged or have lower return thresholds than we do. As a result, we may suffer from pricing pressure that would adversely affect our ability to generate revenues. Some of these competitors may also provide our target customers with additional benefits, including bundled communication services or cloud services, and may do so in a manner that is more attractive to our potential customers than obtaining space in our IBX data centers. Competitors could also operate more successfully or form alliances to acquire significant market share.

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

Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2011, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth, and to successfully implement our proposed REIT conversion, will require us to improve our controls and reporting systems and develop or adopt new controls and reporting systems. If in the future our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.

If we cannot effectively manage our international operations, and successfully implement our international expansion plans, our revenues may not increase and our business and results of operations would be harmed.

For the years ended December 31, 2011, 2010 and 2009, we recognized 40%, 38% and 39%, respectively, of our revenues outside the U.S. For the nine months ended September 30, 2012, we recognized 41% of our revenues outside the U.S. We currently operate outside of the U.S. in Canada, Brazil, and in the EMEA and Asia-Pacific regions.

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

We conduct business or are contemplating expansion in developing markets with economies that tend to be more volatile than those in the United States and Western Europe. The risk of doing business in developing markets such as China, Brazil, India, Indonesia, Russia, the United Arab Emirates and other economically volatile areas, could adversely affect our operations and earnings. Such risks include the financial instability among customers in these regions, political instability, fraud or corruption and other non-economic factors such as irregular trade flows that need to be managed successfully with the help of the local governments. In addition, commercial laws in some developing countries can be vague, inconsistently administered and retroactively applied. If we are deemed not to be in compliance with applicable laws in developing countries where we conduct business, our prospects and business in those countries could be harmed, which could then have a material adverse impact on our results of operations and financial position. Our failure to successfully manage economic, political and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect our business.

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

•	the cost and availability of adequate public utilities, including power;

•	changes in employee stock-based compensation;

•	overall inflation;

•	increasing interest expense due to any increases in interest rates and/or potential additional debt financings;

•	our stock repurchase program;

•	our proposed REIT conversion, including the timing of expenditures associated with the REIT conversion;

•	changes in income tax benefit or expense; and

•	changes in or new generally accepted accounting principles (GAAP) in the U.S. as periodically released by the Financial Accounting Standards Board (FASB).

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

As of September 30, 2012, our accumulated deficit was $155.3 million. Although we have generated net income for each fiscal year since 2008, which was our first full year of net income since our inception, we are also currently investing heavily in our future growth through the build-out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial crisis may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Combination Agreement, dated as of October 2, 2002, by and among Equinix, Inc., Eagle Panther Acquisition Corp., Eagle Jaguar Acquisition Corp., i-STT Pte Ltd, STT Communications Ltd., Pihana Pacific, Inc. and Jane Dietze, as representative of the stockholders of Pihana Pacific, Inc.	Def. Proxy 14A	12/12/02

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Amendment of the Restated Certificate of Incorporation	8-K	6/14/11	3.1

3.3	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.4	Amended and Restated Bylaws of the Registrant.	8-K	6/7/12	3.2

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4

4.3	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.2).

4.4	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/09	4.1

4.5	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.4).

4.6	Indenture dated March 3, 2010 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	10-Q	3/31/10	4.8

4.7	Form of 8.125% Senior Note Due 2018 (see Exhibit 4.6).

4.8	Indenture dated July 13, 2011 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	7/13/11	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

4.9	Form of 7.00% Senior Note due 2021 (see Exhibit 4.8)	8-K	7/13/11	4.2

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333- 93749)	12/29/99	10.5

10.2	2000 Equity Incentive Plan, as amended.	10-Q	3/31/12	10.2

10.3	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.4	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.5	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	S-8 (File No. 333-165033)	2/23/10	99.3

10.6	Form of Restricted Stock Agreements for Stephen M. Smith under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/07	10.45

10.7	Letter Agreement, dated April 22, 2008, by and between Eric Schwartz and Equinix Operating Co., Inc.	10-Q	6/30/08	10.34

10.8	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31

10.9	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

10.10	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.11	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.	10-K	12/31/08	10.34

10.12	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

10.13	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.14	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.2

10.15	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.3

10.16	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.4

10.17	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.5

10.18	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.6

10.19	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.7

10.20	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.8

10.21	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.9

10.22	Addendum to international assignment letter agreement by and between Eric Schwartz and Equinix Operating Co., Inc., dated February 17, 2010.	10-Q	3/31/10	10.42

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.23	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333- 137607) filed by Switch & Data Facilities Company, Inc.	2/5/07	10.9

10.24	Offer Letter from Equinix, Inc. to Charles Meyers dated September 28, 2010.	10-Q	9/30/10	10.40

10.25	Restricted Stock Unit Agreement for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/10	10.41

10.26	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30. 2010.	10-Q	9/30/10	10.42

10.27	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Ferris, Meyers, Smith, Taylor and Van Camp.	10-K	12/31/10	10.33

10.28	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/10	10.34

10.29	Form of Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/11	10.34

10.30	Form of Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/11	10.35

10.31*	English Translation of Shareholders Agreement, dated as of April 25, 2011, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participaçðes and Zion RJ Participaçðes S.A., and, for the limited purposes set forth therein, Sidney Victor da Costa Breyer, Antonio Eduardo Zago de Carvalho, Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P. and Riverwood Capital Partners (Parallel - A) L.P.	10-Q	6/30/11	10.36

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.32	Lease Agreement between 2020 Fifth Avenue LLC and Switch & Data WA One LLC, dated October 13, 2011.	10-Q	9/30/11	10.37

10.33	Equinix, Inc. 2012 Incentive Plan	10-Q	3/31/12

10.34	Form of 2012 Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/12

10.35	Form of 2012 Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/12

10.36	Form of 2012 TSR Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/12

10.37	Form of 2012 TSR Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/12

10.38	Credit Agreement, by and among Equinix, Inc., as borrower, Equinix Operating Co., Inc., Equinix Pacific, Inc., Switch & Data Facilities Company, Inc., Switch & Data Holdings, Inc. and Equinix Services, Inc., as guarantors, the Lenders (defined therein), Bank of America, N.A., as administrative agent, a Lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, the Co-Documentation Agents (defined therein) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book manager, dated June 28, 2012.	10-Q	6/30/12	10.39

18.1	Preferable Accounting Principles Letter from Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm, dated July 26, 2010.	10-Q	6/30/10	18.1

21.1	Subsidiaries of Equinix, Inc.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS**	XBRL Instance Document.				X

101.SCH**	XBRL Taxonomy Extension Schema Document.				X

101.CAL**	XBRL Taxonomy Extension Calculation Document.				X

101.DEF**	XBRL Taxonomy Extension Definition Document.				X

101.LAB**	XBRL Taxonomy Extension Labels Document.				X

101.PRE**	XBRL Taxonomy Extension Presentation Document.				X

*	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.

Date: November 6, 2012

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